Form 10-K
period 1993-12-31
ALLEGHANY CORP /DE
filed 1994-03-29
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-K

                                 ANNUAL REPORT

                       PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                                                          Commission
For the fiscal year ended December 31, 1993           File Number 1-9371
                          -----------------           ------------------

                             ALLEGHANY CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                         51-0283071
         -------------------------------        ----------------------
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)        Identification Number)

        Park Avenue Plaza, New York, New York           10055
      -----------------------------------------       ----------
      (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:   212/752-1356
                                                      ------------

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
        Title of each class                  on which registered
- ----------------------------------         -----------------------

Common Stock, $1 par value                 New York Stock Exchange
6-1/2% Subordinated Exchangeable           New York Stock Exchange
  Debentures Due June 15, 2014

Securities registered pursuant to Section 12(g) of the Act:
  Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                      Yes   X                   No
                         -------                   -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [    ]

As of March 1, 1994, 6,626,610 shares of Common Stock were outstanding, and the aggregate market value (based upon the closing price of these shares on the New York Stock Exchange) of the shares of Common Stock of Alleghany Corporation held by non-affiliates was $737,801,949.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference into the indicated part(s) of this Report:

                                                                  Part


Annual Report to Stockholders of Alleghany                        I and II
Corporation for the year 1993, dated
March 15, 1994

Proxy Statement dated March 28, 1994 relating                     III
to Annual Meeting of Stockholders of Alleghany
Corporation to be held on April 22, 1994

                             ALLEGHANY CORPORATION
                           Annual Report on Form 10-K
                      for the year ended December 31, 1993

                               Table of Contents

                 Description                                  Page
                 -----------                                  ----

                                     PART I
Item 1.          Business                                       5

Item 2.          Properties                                    70

Item 3.          Legal Proceedings                             75

Item 4.          Submission of Matters to a Vote
                 of Security Holders                           80

Supplemental     Executive Officers of Registrant              80
Item


                                    PART II

Item 5.          Market for Registrant's Common Equity
                 and Related Stockholder Matters               82

Item 6.          Selected Financial Data                       82

Item 7.          Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                 82

Item 8.          Financial Statements and Supple-
                 mentary Data                                  82

Item 9.          Changes in and Disagreements With
                 Accountants on Accounting and
                 Financial Disclosure                          82


                 Description                                  Page
                 -----------                                  ----

                                   PART III

Item 10.         Directors and Executive Officers
                 of Registrant                                 83

Item 11.         Executive Compensation                        83

Item 12.         Security Ownership of Certain
                 Beneficial Owners and Management              83

Item 13.         Certain Relationships and Related
                 Transactions                                  84

                                    PART IV

Item 14.         Exhibits, Financial Statement
                 Schedules and Reports on Form 8-K             85

                 Signatures                                   101


                     Index to Financial Statement Schedules


                         FINANCIAL STATEMENT SCHEDULES

                        INDEPENDENT AUDITORS' REPORT ON
                         FINANCIAL STATEMENT SCHEDULES

                               Index to Exhibits


                                    EXHIBITS

                                     PART I

Item 1.     Business.

            Alleghany Corporation ("Alleghany") was incorporated in 1984 under the laws of the State of Delaware. In December 1986, Alleghany succeeded to the business of its parent company, Alleghany Corporation, a Maryland corporation incorporated in 1929, upon the parent company's liquidation.

            Alleghany's principal executive offices are located at Park Avenue Plaza, New York, New York 10055 and its telephone number is (212) 752-1356. Alleghany is engaged, through its subsidiaries Chicago Title and Trust Company ("CT&T"), Chicago Title Insurance Company ("CTI"), Security Union Title Insurance Company ("Security Union") and Ticor Title Insurance Company ("Ticor Title") and their subsidiaries, in the sale and underwriting of title insurance and in certain other financial services businesses. Alleghany is also engaged, through its subsidiary Underwriters Reinsurance Company ("Underwriters"), in the property and casualty reinsurance business. In addition, Alleghany is engaged through its subsidiary Sacramento Savings Bank ("Sacramento Savings") in retail banking, and, through its subsidiaries World Minerals Inc. ("World Minerals"), Celite Corporation ("Celite") and Harborlite Corporation ("Harborlite") and their subsidiaries, in the industrial minerals business. Alleghany conducts a steel fastener importing and distribution business through its Heads and Threads division.

            Until December 31, 1991, Alleghany was also engaged, through its subsidiary The Shelby Insurance Company ("Shelby"), in the property and casualty insurance business. On that date, Shelby was sold to Associated Insurance Companies, Inc., an Indiana corporation, for a purchase price of $125 million in cash.

            On October 7, 1993, Alleghany acquired approximately 93 percent of the issued and outstanding capital stock of a new holding company which owns all of the issued and outstanding capital stock of Underwriters for a cash purchase price of approximately $201 million. Alleghany acquired its 93 percent interest in the new holding company from a holding company formerly owned by The Continental Corporation, Goldman, Sachs & Co. and certain affiliated investment partnerships, and members of Underwriters management. Prior to the acquisition by Alleghany, The Continental Corporation acquired the interests of the Goldman, Sachs entities for cash and the interests of the members of Underwriters management for cash and the remaining 7 percent of the issued and outstanding capital stock of the new holding company which owns Underwriters. Subsequent to the acquisition, Alleghany made capital contributions to the new holding company so as to increase Alleghany's equity interest to 94.6 percent of the issued and outstanding capital stock of the new holding company as of 1993 year-end.

            In 1993 Alleghany studied a number of potential acquisitions. Alleghany intends to continue to expand its operations through internal growth at its subsidiaries as well as through possible operating-company acquisitions.

            Reference is made to Items 7 and 8 of this Report for further information about the business of Alleghany in 1993. The consolidated financial statements of Alleghany, incorporated by reference in Item 8 of this Report, include the accounts of Alleghany and its subsidiaries for all periods presented.

TITLE INSURANCE AND TRUST BUSINESS

            CT&T, headquartered in Chicago, is engaged in the sale and underwriting of title insurance and related services (including abstracting, searches, and escrow, closing and disbursement services) through CTI, Security Union, Ticor Title and other title insurance subsidiaries, collectively known as the CT&T Family of Title Insurers. Organized as an Illinois corporation in 1912, CT&T was acquired by Alleghany in June 1985. CTI, a Missouri corporation incorporated in 1961, succeeded to businesses conducted by predecessor corporations since 1847. Security Union (acquired in 1987) and Ticor Title (acquired in 1991) were incorporated in California in 1962 and 1965, respectively, but both were a part of business organizations that had succeeded to businesses conducted since around the turn of the century. CT&T is also a qualified Illinois trust company and conducts certain other financial services businesses through its Financial Services Group.

            On March 8, 1991, CT&T acquired Ticor Title Insurance Company of California (which was Ticor Title's immediate parent prior to its merger into CTI in September 1992), from Westwood Equities Corporation for a total cash purchase price of $55.6 million, subject to adjustment, and a promissory note in the principal amount of $15 million, subject to adjustment. The cash purchase price was required to be increased by up to $15 million based upon changes in consolidated net worth. The amount of this adjustment was determined to be zero by an arbitration decision rendered in February 1993.

            The principal amount of the promissory note issued by CT&T to Westwood Equities Corporation, which will mature on March 31, 1995, is subject to an increase to $20 million or a decrease to zero based on a re-evaluation of the title loss reserves of Ticor Title Insurance Company of California and its subsidiaries as of December 31, 1994. Alleghany believes that the principal amount of the promissory note will be zero and, accordingly, has excluded this note from the determination of the purchase price and from its consolidated financial statements.

            Since the acquisition of the Ticor Title organization by CT&T, CT&T has substantially integrated Ticor Title into its own operations. As part of that process, CT&T's title operations were reorganized into three geographic divisions: Northeastern, Central and Western. A primary objective of the integration was to create a system in which field and support personnel work effectively and efficiently together to provide the highest-quality product and best service in the industry.

            The goal of improved effectiveness and efficiency also triggered two other systematic, company-wide initiatives at CT&T. In 1992, Project Nimble Leader was implemented to assess and, where possible, streamline staff support activities. In 1993, CT&T initiated a customer-focused product quality project entitled Quest for Excellence. This project seeks to identify issues that are important to CT&T's customers in their business relationships with CT&T, and to provide training and support to CT&T's personnel to enable them to be more responsive to their customers' title insurance needs. CT&T plans an aggressive schedule of implementation in branch offices in 1994 and 1995.

            Streamlining activities at CT&T since the Ticor Title acquisition extended to its own corporate structure. Effective September 30, 1992, CT&T consolidated a number of the title insurance underwriters in its corporate family by merging three title insurers into CTI. The merged companies were Ticor Title Insurance Company of California, Chicago Title Insurance Company of Maryland and Chicago Title Insurance Company of Idaho. Immediately after the mergers, the ownership of Ticor Title, formerly a subsidiary of Ticor Title Insurance Company of California, was transferred from CTI to CT&T.

            Effective January 25, 1994, Richard P. Toft, who is a Senior Vice President of Alleghany, President and Chief Executive Officer of CT&T, and Chairman of CTI, assumed responsibility for Alleghany's liaison with Sacramento Savings, stepped down as Chief Executive Officer of CTI and assumed the vacant office of Chairman of CT&T. Richard L. Pollay, who was President and Chief Operating Officer of CTI, became Chief Executive Officer of CTI and Vice Chairman of CT&T.

            In mid-1993, CT&T acquired Heritage American Insurance Services, which is a San Francisco-based limited general line insurance broker. Heritage American was acquired to market mortgage layoff insurance, homeowners insurance and mortgage life insurance through CT&T internal systems in California. License applications have been submitted to expand Heritage American's business to several adjacent states.

            The CT&T Family of Title Insurers is the largest title insurance organization in the world. Each of the principal title insurance subsidiaries
- -- CTI, Security Union and Ticor Title -- was assigned a claims-paying ability rating of "A-" by Standard & Poor's Corporation in 1992 and again in 1993, confirming the financial strength of the CT&T Family of Title Insurers. The CT&T Family of Title Insurers has approximately 200 full-service offices and 3,500 policy-issuing agents in 49 states, Puerto Rico, the Virgin Islands and Canada. CTI is headquartered in Chicago, and Security Union and Ticor Title are headquartered in Rosemead, California.

            The CT&T Family of Title Insurers insures a variety of interests in real property. For a one-time premium, purchasers of residential and commercial properties, mortgagees, lessees and others with an interest in real property purchase insurance policies to insure against loss suffered as a result of any encumbrances or other defects in title, as that title is defined in the policy. Prior to the issuance of a policy, a title insurer conducts a title search and examination of the property, a process by which it identifies risks and defines the risks to be assumed by the insurer under the policy.

            To conduct a title search and examination, an agent or employee of the CT&T Family of Title Insurers reviews various records providing a history of transfers of interests in the parcel of real estate with respect to which a policy of title insurance is to be issued. These records are maintained by local governmental entities, such as counties and municipalities. Title records, known as title plants, owned by the CT&T Family of Title Insurers are also used as a reference, allowing complete title searches without resorting to governmental records. The CT&T Family of Title Insurers' title plants consist of their own compilations of land title and deed information copied from public records dating back many years on properties in various geographical locations. These title plants are updated daily.

            While most other forms of insurance provide for the assumption of risk of loss arising out of unforeseen future events, title insurance serves to protect the policyholder from the risk of loss from events that predate the issuance of the policy. This distinction underlies the low claims loss experience of title insurers as compared with other insurance underwriters. Realized losses generally result from either judgment errors or mistakes made in the title search and examination process or the escrow process, or from other problems such as fraud or incapacity of persons transferring property rights. Operating expenses, on the other hand, are higher for title insurance companies than for other companies in the insurance industry. Most title insurers incur considerable costs relating to the personnel required to process forms, search titles, collect information on specific properties and prepare title insurance commitments and policies. Many title insurers also face ongoing costs associated with the establishment, operation and maintenance of title plants.

            CTI, Security Union and Ticor Title each have generally restricted the size of any one risk of loss that they will retain to $70 million, $30 million and $50 million, respectively. The title insurers in the CT&T Family of Title Insurers reinsure risks with each other and with other title insurance companies in excess of what they are willing to retain. In addition, the title insurers have purchased reinsurance coverage for individual losses in excess of $12.5 million, subject to certain exclusions. This coverage will pay 90 percent of such losses up to $50 million. However, reinsurance arrangements do not relieve a title insurance company that issues a policy from its legal liability to the holder of the policy and, thus, the risk of nonperformance by the assuming reinsurer is borne by the issuer of the policy.

            The CT&T Family of Title Insurers issues title insurance policies directly through its branch office operations as well as through policy-issuing independent agents. The CT&T Family of Title Insurers also sometimes issues policies of insurance in situations where the title search and examination process is performed by approved attorneys working as independent contractors.

            The primary sources of title insurance business are the major participants in local real estate markets: attorneys, builders, commercial banks, thrift institutions, mortgage banks and real estate brokers. Other significant sources of business are large commercial developers and real estate brokerage firms operating on a national scale. The title insurance business of the CT&T Family of Title Insurers is not dependent on one or a few customers.

            The title insurance industry is highly sensitive to the volume of real estate transactions and to interest rate levels. Industry revenues have tended to move cyclically with real estate sales and countercyclically to mortgage interest rates. The title industry was adversely affected by the recession and severely depressed real estate markets in 1990 and 1991.
However, interest rates began to drop in 1992 and in 1993 reached new thirty-year lows. Driven by first-time buyers enticed into the market by the low interest rates, home sales increased 11.1 percent in 1992, and 3.4 percent in 1993. The 1993 home sales figures came within 5 percent of the all-time high recorded in 1978, producing record levels of title operations revenues and pre-tax earnings at CT&T. Low interest rates also resulted in a high volume of refinancing orders, including a record number of such orders in the last three quarters of 1993.

            In addition to an active residential market, CT&T title operations benefited from the beginnings of a recovery in the commercial sector in 1993. Though traditional commercial lenders remained on the sidelines, renewed interest in real estate-related investment vehicles, such as real estate investment trusts and real estate mortgage investment conduits, brought new sources of funds to the market and contributed to the first upturn in activity in the commercial sector since 1989.

            The business of the CT&T Family of Title Insurers is seasonal, as housing activity is seasonal. The strongest quarter is typically the third quarter because there are more home sales and commercial construction during the summer; the first quarter is typically the weakest quarter. Revenues generally are recognized by CT&T at the time of the closing of the real estate transaction with respect to which a title insurance policy is issued; accordingly, there is typically a lag of about two months between the time that a title insurance order is placed, at which time work commences, and the time that CT&T recognizes the revenues associated with the order.

            Approximately 70.5 percent of the revenues of the CT&T Family of Title Insurers in 1993 are estimated to have been generated by residential real estate activity, consisting of resales (43.1 percent), refinancings (16.2 percent) and new housing (11.2 percent). Commercial and industrial real estate activity is estimated to account for the remaining 29.5 percent of 1993 revenues, attributable to initial sales and resales (21.6 percent) and refinancings (7.9 percent).

           CT&T's National Business Group provides title insurance-related services on a nationwide basis. One component of the National Business Group is the network of National Business Units and National Title Services offices. As a one-stop source of title services for both single-site and multi-site commercial and industrial real estate ventures, CT&T's network had 21 offices at 1993 year-end, and is the title industry's largest. The other two components of CT&T's National Business Group are SAFETRANS, which services executive relocation firms, and the National Accounts Unit, which services national and regional residential lenders and low-liability commercial accounts.

CT&T's Financial Services Group

          CT&T's Financial Services Group comprises four businesses, as follows:

          --   The institutional investment management group manages equity and fixed income institutional assets in excess of $3.0 billion, primarily for employee benefit plans, foundations and insurance companies.

          --   The employee benefits services group offers profit sharing plans, matching savings plans, money purchase pensions and consulting services, and has become one of the leading providers of 401(k) salary deferral plans to mid-sized companies in the upper Midwest.

          --   The personal trust and investment services group, with
     approximately $1.1 billion under management, provides investment management and trust and estate planning services primarily for accounts in the $250,000 to $15 million range.

          --   The real estate trust services group offers land trusts which permit real estate to be conveyed to a trustee while reserving to the beneficiaries the full management and control of the property. This group also facilitates tax-deferred exchanges of income-producing real property.

           In connection with its financial services activities, CT&T competes with national, regional and local providers of financial services. Such competition is chiefly on the basis of service and investment performance. As of December 31, 1993, CT&T held assets totalling $5 billion, of which $4 billion were actively managed. CT&T's financial services business is not seasonal, and is not dependent on one or a few customers.

           CT&T also owns Security Trust Company, a California corporation, which is a full-service trust company.

           In December 1993, CT&T received clearance from the Securities and Exchange Commission to establish a new management company, CT&T Funds, to offer four no-load, open-end mutual funds to the general public. The four funds are the CT&T Growth and Income Fund, a fund invested mainly in common stocks, the CT&T Intermediate Fixed Income Fund, a fund invested mainly in intermediate taxable bonds, CT&T Intermediate Municipal Bond Fund, a fund invested mainly in intermediate municipal bonds, and CT&T Money Market Fund, a fund invested mainly in short-term investments. Initially, the new funds will be marketed to individual investors to attract rollover funds from existing 401(k) and pension fund programs managed by CT&T.

Competition

           The title insurance industry is competitive throughout the United States, with large firms such as CTI, Security Union and Ticor Title competing on a national basis, while smaller firms have significant market shares on a regional basis. During 1993, CTI, Security Union, Ticor Title, First American Title Insurance Company, Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation, together accounted for approximately 70 percent of the revenues generated by title insurance companies. The CT&T Family of Title Insurers also competes with abstractors, attorneys issuing opinions and, in some areas, state land registration systems. Competition in the title insurance industry is primarily on the basis of service. In addition, the financial strength of the insurer has become an increasingly important factor in certain title insurance purchase decisions, particularly in multi-site transactions and -- with the growing market for real estate-related investment vehicles such as real estate investment trusts and real estate mortgage investment conduits -- in investment decisions.

Regulation

           Title insurance companies are subject to regulation and supervision by state insurance regulators under the insurance statutes and regulations of states in which they are incorporated. CTI is incorporated in Missouri, Security Union is incorporated in California and has a title insurance subsidiary incorporated in Oregon, and Ticor Title is incorporated in California and has a title insurance subsidiary incorporated in New York. Each of these companies is also regulated in each jurisdiction in which it is authorized to write title insurance. Regulation and supervision vary from state to state, but generally cover such matters as the standards of solvency which must be met and maintained, the nature of limitations on investments, the amount of dividends which may be distributed to a parent corporation, requirements regarding reserves for unearned premiums and losses, the licensing of insurers and their agents, the approval of policy forms and premium rates, periodic examinations of title insurers and annual and other reports required to be filed on the financial condition of title insurance companies.

           The Financial Services Group, which acts as a fiduciary, is primarily regulated by the State of Illinois Commissioner of Banks and Trust Companies. Regulation covers such matters as the fiduciary's management capabilities, the soundness of its policies and procedures, the quality of the services it renders to the public and the effect of its trust activities on its financial soundness.

Employees

           At December 31, 1993, CT&T and its subsidiaries had approximately 8,500 employees.

BANKING BUSINESS

           In November 1989, a wholly owned subsidiary of Alleghany acquired Sacramento Savings and two ancillary companies for a cash purchase price of $150 million. Sacramento Savings is a California-licensed savings institution that has been offering retail banking services since 1874. With headquarters in Sacramento and 45 branch offices located in north central California, Sacramento Savings is engaged principally in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate residential and commercial real estate loans and consumer loans. In addition, through a subsidiary, Sacramento

Savings offers its customers tax-deferred annuity plans and mutual funds.

           Sacramento Savings operates in fourteen counties in north central California. Its primary market area is the Sacramento Metropolitan Statistical Area, covering Sacramento, El Dorado, Placer and Yolo counties. Sacramento Savings is the leading thrift institution in that part of California, which has experienced strong economic and population growth in recent years and is expected to resume doing so as the northern California economy recovers. This expected growth suggests a continued increase in retail deposits in the primary market area of Sacramento Savings.

           As of December 31, 1993, Sacramento Savings had total assets of $3.0 billion, total deposits of $2.8 billion and shareholder's equity of $200 million. Sacramento Savings' deposits are insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC").

Lending Activities

           Earning assets represent about 89 percent of Sacramento Savings' total assets. Real estate loans, the largest category, comprise about 67 percent of total assets. Nonmortgage loans represent less than 2 percent of total assets. Investment securities comprise the remainder, or about 21 percent, of total assets.

           Loan Portfolio Composition. The following table shows Sacramento Savings' loan portfolio in dollar amounts and percentages for the past three years (in thousands):

                                                               Loan Portfolio

                                                                December 31,
                                    --------------------------------------------------------------------

                                          1993                    1992                        1991
                                    -------------------     ------------------      --------------------
                                     Amount         %        Amount        %         Amount         %
                                    --------      -----     --------     -----      --------      ------
Real Estate

  1-4 residential
   properties                       $1,340,854    62.4%    $1,394,203     61.5%     $1,265,044     58.0%
  Other residential
   & commercial                        766,575    35.7        830,062     36.6         873,565     40.1

                                    ----------   -----     ----------    -----      ----------    ------
    Total real
     estate loans                    2,107,429    98.1      2,224,265     98.1       2,138,609     98.1

Consumer                                40,647     1.9         43,227      1.9          42,300      1.9

                                    ----------   -----     ----------    -----      ----------    -----
    Total loans
     receivable                      2,148,076   100.0%     2,267,492    100.0%      2,180,909    100.0%
                                     =========   =====      =========    =====       =========    =====
Less:
  Allowance for
   estimated loan
   losses                              (22,442)               (22,798)                 (18,323)
  Undisbursed portion
   of loans in
   process                             (36,838)               (59,777)                 (86,682)
  Unamortized loan
   fees                                 (8,061)                (9,185)                  (8,287)

                                    ----------             ----------               ----------

                                     2,080,735              2,175,732                2,067,617

Less:  Intercompany                     (8,139)                (8,303)                      --

                                    ----------             ----------               ----------

  Total loans
   receivable, net                  $2,072,596             $2,167,429               $2,067,617
                                    ==========             ==========               ==========

             The following table shows the fixed and adjustable-rate composition of Sacramento Savings' loan portfolio at December 31, 1993 (in thousands):
                          Loan Classification Summary
                               December 31, 1993

                                                                Amount                 %
                                                                ------                ----
Fixed-rate Loans:

         Real estate:
            1 - 4 residential properties                     $  466,749                21.7%
            Other residential & commercial                       51,435                 2.4
                                                             ----------               -----

              Total real estate loans                           518,184                24.1

         Consumer                                                33,217                 1.6
                                                             ----------               -----

              Total fixed-rate loans                            551,401                25.7
                                                             ----------               -----

Adjustable Rate Loans:

      Real estate:
         1 - 4 residential properties                           874,105                40.7
         Other residential & commercial                         715,140                33.3
                                                             ----------               -----

           Total real estate loans                            1,589,245                74.0

      Consumer                                                    7,430                 0.3
                                                             ----------               -----

           Total adjustable rate loans                        1,596,675                74.3
                                                             ----------               -----

           Total loans receivable                             2,148,076               100.0%
                                                                                      =====
Less:
      Allowance for estimated
        loan losses                                             (22,442)
      Undisbursed portion of loans
        in process                                              (36,838)
      Unamortized loan fees                                      (8,061)
                                                             ----------

                                                              2,080,735

       Less:  Intercompany                                       (8,139)
                                                             ----------

            Total loans receivable, net                      $2,072,596
                                                             ==========

            The following table shows, at December 31, 1993, dollar amounts of loans in Sacramento Savings' portfolio based on their contractual maturity dates (in thousands):

                             Loan Maturity Summary
                               December 31, 1993


                                                            More than                      More than
                            One Year       Weighted         One Year        Weighted       Five Years   Weighted
                            or             Average          to Five         Average        to Ten       Average
                            Less           Rate             Years           Rate           Years        Rate
                            --------       --------         ---------       --------       ----------   --------
Real estate:

1-4 residential
  properties                $ 69,585         8.21%          $ 57,129          7.39%         $ 57,056      7.62%

Other residential
  & commercial                67,215         9.98             61,440          9.69            82,581      7.42

                            --------                        --------                        --------

Total real estate
  loans                      136,800         9.08            118,569          8.58           139,637      7.50

Consumer                      34,890        11.95              4,565          7.75               908     14.32

                            --------                        --------                        --------

    Total loans             $171,690         9.67%          $123,134          8.55%         $140,545      7.54%
                            ========                        ========                        ========

                                                 (Table continues on next page)

(continued)

                                                        Loan Maturity Summary
                                                          December 31, 1993

                            More than
                            Ten Years        Weighted       More than      Weighted                    Weighted
                            to Twenty        Average        Twenty         Average                     Average
                            Years            Rate           Years          Rate            Total       Rate
                            ---------        --------       ---------      --------      ----------    --------
Real estate:

1-4 residential
  properties                $265,625          7.82%         $  891,459        6.99%      $1,340,854      7.26%

Other residential
  & commercial               376,047          7.11             179,292        6.92          766,575      7.56

                            --------                        ----------                   ----------

Total real estate
  loans                      641,672          7.41           1,070,751        6.98        2,107,429      7.37

Consumer                         113          7.55                 171       10.40           40,647     11.51

                            --------                        ----------                     ----------


     Total loans            $641,785          7.41%         $1,070,922        6.98%        $2,148,076    7.45%
                           =========                        ==========                     ==========

             Of the $1.976 billion of loans due after December 31, 1994, $463.1 million, or 23.4 percent, have fixed rates of interest and $1.513 billion, or
76.6 percent, have adjustable rates of interest.

             The following table shows, at December 31, 1993, the dollar amounts and repricing periods of the adjustable rate loans with contractual maturity dates beyond December 31, 1994 (in thousands):

                                         Adjustable Rate Loan
                                           Repricing Summary
                                           December 31, 1993

                                           More than    More than
                               One Year     One Year    Five Years
                                  or        to Five       to Ten
                                 Less        Years         Years         Total
                               --------    ---------    -----------      -----
Real estate:

1-4 residential
   properties                 $  614,591   $75,813       $143,504     $  833,908

Other residential
   & commercial                  663,033       362         14,229        677,624

                              ----------   -------       --------     ----------
Total real estate
   loans                       1,277,624    76,175        157,733      1,511,532

Consumer                           1,790         0              0          1,790

                              ----------   -------       --------     ----------

   Total adjustable rate
   loans with contractual
   maturity dates beyond
   December 31, 1994          $1,279,414   $76,175       $157,733     $1,513,322
                              ==========   =======       ========     ==========

             One- to Four-Family Residential Real Estate Lending.

             Sacramento Savings presently offers a variety of residential real estate loans secured by one- to four-family living units for the purpose of purchase, refinance, or construction. Maximum loan-to-value ("LTV") ratios for these products generally range from 60 percent to 95 percent, and there is a maximum dollar limit of $750,000. These loans are secured by first deeds of trust.

             Traditional single family residential real estate loans historically were made only on a long-term, fixed-rate basis. The characteristics of these types of loans exposed the lender to a greater level of interest rate risk to the extent that its assets did not reprice as frequently as its liabilities. As a part of its asset and liability management strategy, Sacramento Savings has originated primarily adjustable rate mortgage ("ARM") loans for its portfolio in recent years. Sacramento Savings' ARM loans are indexed to the monthly average cost of funds of Eleventh District Savings Institutions ("11th COF"). Sacramento Savings offers numerous types of ARM loans: as of December 31, 1993, initial rates ranged from 3.875 percent to
5.375 percent, and margins over the index ranged from 2.375 percent to 2.50 percent. All types of ARM loans offered by Sacramento Savings provide for semi-annual adjustment caps of 1 percent and a lifetime ceiling of 11.95 percent. Loan origination fees generally approximate 1 percent of the loan amount plus $250. Sacramento Savings requires loans secured by non-owner occupied properties to have lower LTV ratios, lower maximum loan amounts ($400,000), higher initial interest rates and wider margins over the index.

             Unlike many competitors, Sacramento Savings does not offer ARM products permitting negative amortization. Negative amortization occurs when the monthly payment under the terms of the note is insufficient to pay accrued interest on the loan. The shortage is added to the principal balance of the loan. In periods of rising interest rates and/or moderating to declining collateral values, negative amortization loans can create an unsecured extension of credit.

             Sacramento Savings also offers a variety of fixed-rate loans secured by owner-occupied one- to four-family units for the purpose of purchase or refinance. While these loans are structured and underwritten to allow for immediate sale in the secondary market, Sacramento Savings performs an individual loan-by-loan review at the time of loan funding (after the loan commitment is extended to the borrower). As a result of such review, Sacramento Savings classifies its fixed-rate loans either as portfolio loans (held until maturity) or as loans held for sale, depending on characteristics such as contractual term, LTV ratio and borrower age. Loans held for sale are reported at the lower of aggregate historical cost or market value. At December 31, 1993 loans held for sale totalled $21.2 million. However, $16.6 million of such loans consisted of mortgages conforming to the requirements of the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"), which were originated and sold by another area lender and temporarily owned by Sacramento Savings for the purpose of generating additional income.

             Fixed-rate loans held for sale are generally sold to either FHLMC or FNMA. Sacramento Savings continues to service such loans after their sale. At December 31, 1993, loans serviced for others totalled $192 million.

             Sacramento Savings retains fixed-rate loans which exceed the FHLMC or FNMA maximum dollar limits. These originations of one- to four-family unit loans amounted to $19.8 million in 1993.

             At December 31, 1993, the following rates and fees were effective for Sacramento Savings' fixed-rate one- to four-family unit loans, which conform to federal agency underwriting criteria:

                                                          Range
                                               -----------------------------
Contractual Term                               Rates                 Fees
- ----------------                               -----                 ----
                                                                  $250 plus

30-year amortization - interest
  rate reset at 5th year                  5.500% - 6.625%        2.75% to 0%

30-year amortization - interest
  rate reset at 7th year                  5.750% - 6.875%        4.00% to 0%

15-year amortization                      6.125% - 7.250%        4.00% to 0%

30-year amortization                      6.750% - 7.625%        4.00% to 0%

           Loans secured by second deeds of trust amounted to less than $7.0 million at December 31, 1993.

           Income Property Real Estate and Construction Lending. Long-term loans to purchase or refinance income properties are offered at initial rates that, as of December 31, 1993, ranged from 5.35 percent (prime apartment properties) to 7.10 percent, adjustable semiannually with a margin over the 11th COF index of 2.375 percent to 3.50 percent. The maximum LTV ratio is 75 percent. Sacramento Savings also makes interim construction loans on these properties with a maximum term of 24 months. As of December 31, 1993, the initial rate on construction loans was the prime rate of a bank selected by Sacramento Savings plus 200 basis points, adjusted after 12 months. In addition, a substantial volume of interim construction loans is made on one- to four-family units, primarily single-family detached homes.

           Loan origination fees are higher on construction loans than on residential real estate loans as compensation for the greater risks and servicing costs inherent in this type of lending. In order to minimize the construction loan credit risk, Sacramento Savings utilizes conservative underwriting policies and employs construction loan inspectors who perform regular on-site inspections, approve disbursements and monitor compliance with the approved construction budget.

           Construction loans net of undisbursed loan funds totalled $88.0 million, or 2.91 percent of assets, at December 31, 1993. This represents a decline of approximately 33 percent from the prior year.

           The following tables show locations and types of properties securing Sacramento Savings' real estate loans at December 31, 1993, and the amount of such loans which are non-performing (i.e., which are more than 60 days delinquent, or with respect to which the collection of principal and/or interest is otherwise doubtful):

        Real Estate Loans (excluding Construction Loans) as of December 31, 1993

                               Number of        Balance      Number of      Balance of       Total       Total
                               Fixed-rate      of Fixed      Adjustable     Adjustable       Number    Outstanding    Amount Non-
                                  Loans       Rate Loans     Rate Loans     Rate Loans      of Loans     Balance      Performing
                               ----------     ----------     ----------     ----------      --------   -----------    -----------
Sacramento Area
 1-4 residential                   3,668     $254,949,663      2,765       $289,421,797      6,433    $544,371,460    $2,520,914
 Other residential                    55       14,984,478        123        147,731,534        178     162,716,012             0
 Commercial real
  estate                              51       17,535,220        369        154,223,230        420     171,758,450     4,017,950
                                   -----     ------------      -----       ------------      -----    ------------    ----------
                                   3,774      287,469,361      3,257        591,376,561      7,031     878,845,922     6,538,864
                                   -----     ------------      -----       ------------      -----    ------------    ----------
San Francisco Bay Area
 1-4 residential                     924       52,813,928      1,245        243,934,365      2,169     296,748,293     2,335,895
 Other residential                    17        4,462,086        114         81,068,060        131      85,530,146       630,605
 Commercial real
  estate                               7        1,925,390        127         76,648,096        134      78,573,486     5,647,074
                                   -----     ------------      -----       ------------      -----    ------------    ----------
                                     948       59,201,404      1,486        401,650,521      2,434     460,851,925     8,613,573
                                   -----     ------------      -----       ------------      -----    ------------    ----------

Chico Area
 1-4 residential                     810       59,400,531      1,314        100,171,843      2,124     159,572,374     1,363,178
 Other residential                    23        2,776,847        103         55,573,336        126      58,350,183             0
 Commercial real
  estate                               7          588,709        100         33,607,185        107      34,195,894       815,180
                                   -----     ------------      -----       ------------      -----    ------------    ----------
                                     840       62,766,087      1,517        189,352,364      2,357     252,118,451     2,178,359
                                   -----     ------------      -----       ------------      -----    ------------    ----------

Stockton/Modesto Area
 1-4 residential                     366       36,350,699        341         35,749,792        707      72,100,491       227,497
 Other residential                     5        2,823,983         48         42,672,748         53      45,496,731     1,357,989
 Commercial real
  estate                               1          124,057         32         18,051,063         33      18,175,120             0
                                   -----     ------------      -----       ------------      -----    ------------    ----------
                                     372       39,298,739        421         96,473,603        793     135,772,342     1,585,486
                                   -----     ------------      -----       ------------      -----    ------------    ----------

                                                  (Table continues on next page)

(continued)

                              Real Estate Loans (excluding Construction Loans) as of December 31, 1993

                               Number of        Balance      Number of      Balance of       Total       Total
                               Fixed-rate      of Fixed      Adjustable     Adjustable       Number    Outstanding    Amount Non-
                                  Loans       Rate Loans     Rate Loans     Rate Loans      of Loans     Balance      Performing
                               ----------     ----------     ----------     ----------      --------   -----------    -----------
Redding Area
 1-4 residential                     524     $ 47,833,285        580     $   52,647,694      1,104  $  100,480,979   $    77,422
 Other residential                     8        2,698,454         38         30,552,659         46      33,251,113     2,186,993
 Commercial real
  estate                               2           54,509         27          8,447,652         29       8,502,161             0
                                   -----     ------------      -----     --------------     ------  --------------   -----------
                                     534       50,586,248        645         91,648,005      1,179     142,234,253     2,264,415
                                   -----     ------------      -----     --------------     ------  --------------   -----------

Southern California
 1-4 residential                      77        1,742,800        271         54,654,778        348      56,397,578     2,639,733
 Other residential                     1        1,130,934         31         24,576,700         32      25,707,634       733,109
 Commercial real
  estate                               3          443,065         14         18,725,352         17      19,168,417     9,784,644
                                   -----     ------------      -----     --------------     ------  --------------   -----------
                                      81        3,316,799        316         97,956,830        397     101,273,629    13,157,486
                                   -----     ------------      -----     --------------     ------  --------------   -----------

Out of State
 1-4 residential                       9          551,381          9          2,091,340         18       2,642,721             0
 Other residential                     1          375,199          1          6,918,858          2       7,294,057             0
 Commercial real
  estate                               4        1,511,949          0                  0          4       1,511,949             0
                                   -----     ------------      -----     --------------     ------  --------------   -----------
                                      14        2,438,529         10          9,010,198         24      11,448,727             0
                                   -----     ------------      -----     --------------     ------  --------------   -----------

          Total                    6,563     $505,077,167      7,652     $1,477,468,082     14,215  $1,982,545,249   $34,338,184
                                   =====     ============      =====     ==============     ======  ==============   ===========

                   Construction Loans as of December 31, 1993

                           Number of    Balance       Number of    Balance of     Total
                           Fixed Rate   of Fixed      Adjustable   Adjustable     Number
                             Loans      Rate Loans    Rate Loans   Rate Loans    of Loans
                           ----------   ----------    ----------   ----------    --------
Sacramento Area
 1-4 residential              13        $ 1,934,252      125      $ 32,505,305      138
 Other residential             0                  0        3         4,365,520        3
 Commercial real
  estate                       0                  0        1           650,000        1
                              --        -----------      ---      ------------      ---
                              13          1,934,252      129        37,520,825      142
                              --        -----------      ---      ------------      ---

San Francisco Bay Area
 1-4 residential              21          7,343,718       99        40,965,084      120
 Other residential             0                  0        4         3,889,225        4
 Commercial real
  estate                       0                  0                          0        0
                              --        -----------      ---      ------------      ---
                              21          7,343,718      103        44,854,309      124
                              --        -----------      ---      ------------      ---

Chico Area
 1-4 residential               6            646,883       40         6,807,300       46
 Other residential             0                  0        2         7,153,550        2
 Commercial real
  estate                       0                  0                          0        0
                              --        -----------      ---      ------------      ---
                               6            646,883       42        13,960,850       48
                              --                         ---      ------------      ---

Stockton/Modesto Area
 1-4 residential               9          2,116,435       45        10,238,347       54
 Other residential             0                  0                          0        0
 Commercial real
  estate                       0                  0                          0        0
                              --        -----------      ---      ------------      ---
                               9          2,116,435       45        10,238,347       54
                              --        -----------      ---      ------------      ---

                              Total          Unfunded
                           Outstanding         Loan        Net Loan      Amount Non-
                             Balance          Amount        Amount       Performing
                           -----------       --------      --------      ----------
Sacramento Area
 1-4 residential          $ 34,439,557     $11,662,197   $22,777,360     $ 338,412
 Other residential           4,365,520         577,969     3,787,551               0
 Commercial real
  estate                       650,000         302,194       347,806               0
                          ------------     -----------   -----------     -----------
                            39,455,077      12,542,360    26,912,717         338,412
                          ------------     -----------   -----------     -----------

San Francisco Bay Area
 1-4 residential            48,308,802      15,202,899    33,105,903       9,390,952
 Other residential           3,889,225         659,958     3,229,267       2,953,821
 Commercial real
  estate                             0               0             0               0
                          ------------     -----------   -----------     -----------
                            52,198,027      15,862,857    36,335,170      12,344,773
                          ------------     -----------   -----------     -----------

Chico Area
 1-4 residential             7,454,183       2,588,780     4,865,403               0
 Other residential           7,153,550         669,101     6,484,449       5,972,629
 Commercial real
  estate                             0               0             0               0
                          ------------     -----------   -----------     -----------
                            14,607,733       3,257,881    11,349,851       5,972,629
                          ------------     -----------   -----------     -----------

Stockton/Modesto Area
 1-4 residential            12,354,782       3,530,187     8,824,595         282,206
 Other residential                   0               0             0               0
 Commercial real
  estate                             0               0             0               0
                          ------------     -----------   -----------     -----------
                            12,354,782       3,530,187     8,824,595         282,206
                          ------------     -----------   -----------     -----------

                                                  (Table continues on next page)

(continued)
                   Construction Loans as of December 31, 1993

                           Number of    Balance       Number of    Balance of     Total
                           Fixed Rate   of Fixed      Adjustable   Adjustable     Number
                             Loans      Rate Loans    Rate Loans   Rate Loans    of Loans
                           ----------   ----------    ----------   ----------    --------
Redding Area
 1-4 residential               8        $ 1,065,475       32      $  4,917,795       40
 Other residential             0                  0        1           285,000        1
 Commercial real
  estate                       0                  0                          0        0
                              --        -----------      ---      ------------      ---
                               8          1,065,475       33         5,202,795       41
                              --        -----------      ---      ------------      ---

Southern California
 1-4 residential               0        $         0        0      $          0        0
 Other residential             0                  0        0                 0        0
 Commercial real
  estate                       0                  0        0                 0        0
                              --        -----------      ---      ------------      ---
                               0                  0        0                 0        0
                              --        -----------      ---      ------------      ---

Out of State
 1-4 residential               0        $         0        0      $          0        0
 Other residential             0                  0        0                 0        0
 Commercial real
  estate                       0                  0        0                 0        0
                              --        -----------      ---      ------------      ---
                               0                  0        0                 0        0
                              --        -----------      ---      ------------      ---

          Total               57        $13,106,763      352      $111,777,126      409
                              ==        ===========      ===      ============      ===

                             Total          Unfunded
                          Outstanding         Loan        Net Loan      Amount Non-
                            Balance          Amount        Amount       Performing
                          -----------       --------      --------      -----------
Redding Area
 1-4 residential         $  5,983,270     $ 1,583,545   $ 4,399,725     $   281,965
 Other residential            285,000          60,709       224,291               0
 Commercial real
  estate                            0               0             0               0
                         ------------     -----------   -----------     -----------
                            6,268,270       1,644,253     4,624,016         281,965
                         ------------     -----------   -----------     -----------

Southern California
 1-4 residential         $          0     $         0   $         0     $         0
 Other residential                  0               0             0               0
 Commercial real
  estate                            0               0             0               0
                         ------------     -----------   -----------     -----------
                                    0               0             0               0
                         ------------     -----------   -----------     -----------

Out of State
 1-4 residential         $          0     $         0   $         0     $         0
 Other residential                  0               0             0               0
 Commercial real
  estate                            0               0             0               0
                         ------------     -----------   -----------     -----------
                                    0               0             0               0
                         ------------     -----------   -----------     -----------

          Total          $124,883,889     $36,837,539   $88,046,350     $19,219,985
                         ============     ===========   ===========     ===========

           Lending Secured by Undeveloped Land. Until June 1992, Sacramento Savings made loans secured by undeveloped land, frequently to developers who planned to convert the land to building sites. Customarily such loans were offered at a floating rate of 3 percent over the Bank of America prime rate, with an origination fee of 3 percent. Since June 1992, Sacramento Savings has elected to limit new land loans to credit extensions which facilitate the sale and/or transfer of existing land loans held by Sacramento Savings, or the sale of Sacramento Savings real estate investments or foreclosed property. Loans secured by undeveloped land totalled $82.6 million at December 31, 1993, representing a decline of approximately 27 percent from the prior year.

           Consumer Lending. Nonmortgage loans represent less than 2 percent of total assets. Such loans include VISA/Mastercard loans, loans on savings accounts, education loans, mobile home loans, and automobile loans.

           Originations, Purchases, Sales and Servicing of Real Estate Loans. Sacramento Savings acquires loans primarily through originations. In 1993, new loans totalling $582.1 million were generated, all of which were originated by the internal lending staff of Sacramento Savings. Approximately 20.1 percent of 1993 originations were construction loans. In 1992, loan production totalled $829.5 million, with approximately $46.4 million acquired as a result of Sacramento Savings' purchase of Butte Savings and Loan in January 1992; approximately 23.5 percent of the originations were construction loans. In 1991, loan production totalled $555 million, with approximately 0.4 percent purchases of loans originated by other parties and 99.6 percent originations; approximately 46 percent of the originations were construction loans.

           Sacramento Savings expanded its loan portfolio purchase program in 1985 as a means to increase its portfolio and to offset excess liquidity. Since 1990, Sacramento Savings suspended its loan portfolio purchase program, with the exception of purchases of multi-family residential real estate loans in an aggregate principal amount of less than $5 million from institutions which were previously identified by Sacramento Savings as possible candidates for acquisition.

           Non-Residential Lending Limits. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), enacted on August 9, 1989, placed limitations on the total amount of non-residential real estate loans which a savings institution can maintain as portfolio assets. Generally, non-residential real estate loans are limited to 400 percent of capital. As a savings association subsidiary of a unitary savings and loan holding company, Sacramento Savings is also limited by the "qualified thrift lender" ("QTL") test in the amount of non-residential real estate loans it may have outstanding. Effective July 1, 1991, the QTL test required a savings association to invest at least 70 percent of its tangible assets in qualified thrift investments. This requirement was reduced to 65 percent pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which was enacted on December 19, 1991. Sacramento Savings is in compliance with all non-residential lending limitations. Its non-residential lending margin, the difference between the total amount of non-residential real estate loans maintained by Sacramento Savings and the lower of the QTL test limitation and the 400 percent of capital limitation, decreased 2 percent from $278 million at year-end 1992 to $272 million at year-end 1993. The available non-residential lending margin far exceeds the amount of non-residential real estate loans which Sacramento Savings desires to maintain.

           Loan Delinquencies, Troubled Debt Restructurings and Non-Performing Assets. The following table shows delinquent mortgage and other loans at December 31, 1993 in dollar amount and as a percentage of Sacramento Savings' total loan portfolio:


                                Loans Delinquent for                 Total
                         --------------------------------------    Delinquent
                         31-60 days   61-90 days   over 90 days      Loans
                         ----------   ----------   ------------    -----------
1-4 residential
 real estate
  Number of loans                38           12             61            111
  Amount                 $3,851,337   $1,666,976    $16,914,887    $22,433,200
  Percent                     0.18%        0.08%          0.79%          1.04%

Other residential
 real estate
  Number of loans                 3            3             10             16
  Amount                 $1,097,630   $1,793,289    $12,041,848    $14,932,767
  Percent                     0.05%        0.08%          0.56%          0.70%

Commercial real estate
  Number of loans                 3            3             13             19
  Amount                 $1,922,096   $6,066,161     $5,440,091    $13,428,348
  Percent                     0.09%        0.28%          0.25%          0.63%

Consumer loans
  Number of loans                97           75             86            258
  Amount                   $143,193     $112,410       $196,982       $452,585
  Percent                     0.01%        0.01%          0.01%          0.02%

Total
  Number of loans               141           93            170            404
  Amount                 $7,014,256   $9,638,835    $34,593,807    $51,246,899
  Percent                     0.33%        0.45%          1.61%          2.39%

          Loans that are more than 60 days delinquent and loans with respect to which the collection of principal and/or interest otherwise becomes doubtful are placed on non-accrual status. Such non-accruing loans and assets which have been acquired by Sacramento Savings through foreclosure constitute Sacramento Savings' non-performing assets. In addition, Sacramento Savings restructures troubled debt from time to time, by forgiving a portion of interest or principal on outstanding loans or by making new loans to borrowers at rates of interest which are materially lower than market rates. The following table shows the amounts and categories of non-performing assets and troubled debt restructurings in Sacramento Savings' loan portfolio:

                             Non-Performing Assets
                        and Troubled Debt Restructurings


                                                         Year Ended December 31,
                                                  1993            1992           1991
                                                  ----            ----           ----
Non-accruing loans (not
 reflecting specific
 offsetting reserves)
   1-4 residential                           $  9,164,639     $ 9,668,965    $11,544,821
   Other residential                            4,908,696       5,380,958      7,421,441
   Commercial real estate                      20,264,848      22,482,445     10,680,216
   Construction                                19,219,985      12,284,746      8,580,000
   Consumer                                       309,392         227,449        127,529
                                             ------------     -----------    -----------
         Total                                 53,867,561      50,044,562     38,354,007
                                             ------------     -----------    -----------
Foreclosed assets net of
  specific reserves
   1-4 residential                              5,515,822       3,255,004      2,135,508
   Other residential                           17,486,224      15,514,149     20,558,028
   Commercial real estate                      23,190,057      17,600,777     14,740,859
   Construction                                         0       5,466,549      1,567,679
   Consumer                                        34,139         110,592         51,415
                                             ------------     -----------    -----------
         Total                                 46,226,242      41,947,071     39,053,489
                                             ------------     -----------    -----------
         Total non-performing assets         $100,093,803     $91,991,633    $77,407,496
                                             ============     ===========    ===========
         Total as a percentage of
         average total assets                       3.47%           3.29%          2.94%
                                             ============     ===========    ===========
Troubled Debt
  Restructurings
   1-4 residential                           $    409,091     $         0    $   129,929
   Other residential                            7,738,848       7,530,529              0
   Commercial real estate                       4,584,173       1,652,081      1,668,496
                                             ------------     -----------    -----------
         Total                               $ 12,732,112     $ 9,182,610    $ 1,798,425
                                             ============     ===========    ===========


          Approximately $1.6 million of interest income on non-performing loans was included in net income for the year ended December 31, 1993. An additional $3.5 million of interest income would have been recorded on the non-accruing and past due loans in the foregoing table if such loans had been current.

          Allowance for Estimated Loan Losses. The following table shows an analysis of Sacramento Savings' allowance for estimated loan losses for the past three years:

                      Allowance for Estimated Loan Losses


                                                            Year Ended December 31,
                                                     1993              1992              1991
                                                     ----              ----              ----
Balance at beginning of the year                 $22,798,333       $18,323,120       $18,458,000

Charge-offs                                       (5,403,192)       (4,850,883)       (2,122,642)

Recoveries                                           102,210            44,372             --
                                                 -----------       -----------       -----------

Net charge-offs                                   (5,300,982)       (4,806,511)       (2,122,642)

Allowance acquired in a
   business combination                               --               200,000            --

Provision for losses                               4,944,962         9,081,724         1,987,762
                                                 -----------       -----------       -----------

Balance at end of the year                       $22,442,313       $22,798,333       $18,323,120
                                                 ===========       ===========       ===========
Ratio of net charge-offs to
   average loans outstanding                           0.25%             0.22%             0.10%
                                                 ===========       ===========       ===========

          Sacramento Savings periodically reviews its allowance for loan losses considering numerous factors, including, but not necessarily limited to, general economic conditions, loan portfolio composition, classified asset levels, prior loss experience, and independent appraisals. Specific loss allowances are established when Sacramento Savings determines that the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of the acquisition and sale. The allowance for loan losses is maintained at an amount considered adequate to provide for potential losses.

          Allowance for Losses on Real Estate Owned. The following table shows an analysis of Sacramento Savings' allowance for losses on real estate owned (property obtained through foreclosure, deeds obtained in lieu of foreclosure and loans designated by Sacramento Savings as "in substance" foreclosed) for the past three years:

                   Allowance for Losses on Real Estate Owned



                                                     Year Ended December 31,
                                               1993           1992           1991
                                               ----           ----           ----
Balance at beginning of the year            $3,436,000     $8,465,000     $3,074,000

Provisions charged to real
   estate operations                         5,364,000      5,761,000      6,092,000

Charge-offs and recoveries, net             (3,014,000)   (10,790,000)      (701,000)
                                            ----------    -----------     ----------

Balance at end of the year                  $5,786,000     $3,436,000     $8,465,000
                                            ==========    ===========     ==========

Investment Activities

          Investment Portfolio. Sacramento Savings' investment portfolio totalled $634.9 million, or approximately 21 percent of total assets, as of December 31, 1993. The size of the investment portfolio reflects liquidity needs, asset/liability management strategies and the extent to which deposit flows exceed Sacramento Savings' capacity to acquire loans with yield and credit characteristics that meet its portfolio requirements. The resulting excess liquidity is invested primarily in money market instruments, short-term U.S. Treasury and Agency securities and U.S. Agency-guaranteed short-term mortgage-backed derivative securities or adjustable rate U.S. Agency mortgage-backed securities. To facilitate asset/liability management, and because of the volatile nature of interest rates and new regulations affecting the leveraging of capital, Sacramento Savings has deemed it prudent to purchase only low risk-weighted short-term securities because the maturities on these investments are short and the yields tend to respond quickly to the level of interest rates in the money markets. The weighted average maturity of the current portfolio is 63 months, and its weighted average yield to maturity is
4.73 percent. However, contractual maturities of the U.S. Agency-guaranteed short-term mortgage-backed derivative securities and adjustable rate U.S. Agency mortgage-backed securities overstate the likely portfolio duration. Moreover, Sacramento Savings estimates that 50 percent of the portfolio reprices in one year and the weighted average portfolio repricing frequency equals 26.2 months.

          The following table shows the carrying and market values of investment securities for the past three years (in thousands):

                                                                 December 31,
                         --------------------------------------------------------------------------------------

                                    1993                          1992                          1991
                                    ----                          ----                          ----
                          Carrying                     Carrying                        Carrying
                           Value         Market         Value           Market          Value          Market
                         ---------     ---------      ---------       ---------       ---------      ----------
Overnight Fed
  Funds                  $      0      $      0       $      0        $      0        $  8,000       $  8,000

U.S. Government
 and U.S.
 Government Agency
 Securities1              559,808       560,403        387,617         390,042         344,928        352,377

Certificates
 of Deposit                     0             0              0               0          17,981         18,000

Securities
 Purchased Under
 Agreements to
 Resell                    75,091        75,091         34,950          34,950          10,000         10,000

Bonds, Notes
 and Other                      0             0              0               0           2,996          2,999
                         --------      --------       --------        --------        --------       --------
     Total               $634,899      $635,494       $422,567        $424,992        $383,905       $391,376
                         ========      ========       ========        ========        ========       ========

    1 Includes mortgage-backed securities issued by U.S. Government Agencies.

          The following table shows the contractual maturities and weighted average yields of investment securities at December 31, 1993 (in thousands)1:

                                                                More Than
                                                             One Year Through               More Than
                                   One Year or Less             Five Years                 Five Years
                                ---------------------       ------------------         ------------------
                                           Weighted                    Weighted                  Weighted
                                            Average                     Average                   Average
                                Amount       Yield          Amount       Yield         Amount      Yield
                                ------      -------         ------      -------        ------     -------
Overnight Fed Funds                --          --              --           --           --          --

U.S. Government and
 U.S. Government
 Agency Securities2             $ 96,296    5.0133%         $221,281    4.7664%        $242,231   5.0128%

Certificates
 of Deposit                        --          --              --           --           --          --

Securities
 Purchased Under
 Agreements to
 Resell                           75,091     3.3629

Bonds, Notes
 and Other                         --          --              --          --             --         --
                                --------    -------         --------    -------        --------   -------
     Total                      $171,387    4.2875%         $221,281    4.7664%        $242,231   5.0128%
                                ========    =======         ========    =======        ========   =======

1 This table does not reflect the impact of principal paydowns of any mortgage-backed security.

2 Includes mortgage-backed securities issued by U.S. Government Agencies.


          Real Estate Investment. Sacramento Savings began investing in real estate in the late 1960s as a diversification strategy. Since then, Sacramento Savings has concentrated its investments within the Sacramento Metropolitan Statistical Area, where economics, engineering, marketing, and political concerns are best understood by it; in fact, all of Sacramento Savings' real estate investments are located within a 25-mile radius of Sacramento. As of December 31, 1993, Sacramento Savings held real estate investments with an aggregate net book value of $37.6 million, representing 18.8 percent of its total capital (based on generally accepted accounting principles).

          Sacramento Savings is distinguished from many savings institutions that have pursued real estate activities by the strict policy constraints that have guided its activities. It has consistently limited the scope of its real estate activities so that such investments have never exceeded 5 percent of assets, and are currently 1.24 percent of assets. In most cases, Sacramento Savings acquired undeveloped land and developed it through the construction of infrastructure and the creation of a final parcel map. The property was then sold, predominantly to builders or users. Many of Sacramento Savings' investments are held in joint ventures with established local developers. As of December 31, 1993, $34.5 million, or 90 percent, of Sacramento Savings' real estate portfolio was held in joint venture arrangements (although Sacramento Savings is seeking to terminate a joint venture arrangement holding approximately $25.6 million of Sacramento Savings' real estate portfolio to comply with FDIC divestiture requirements as described below).

          FIRREA, however, imposes significant restrictions on investing activities of federal- and state-chartered savings associations. FIRREA generally prohibits state-chartered savings associations from directly acquiring or retaining any equity investment of a type or in an amount that is not permissible for a federal savings association. Such impermissible investments include equity investments in real estate, investments in equity securities and any other equity investment. Pursuant to a transition rule promulgated under FIRREA, the FDIC must require divestiture of these impermissible investments as quickly as can be prudently done, and in any event not later than July 1, 1994.

          In response to the required divestiture of equity investments, the Office of Thrift Supervision (the "OTS") promulgated capital regulations for savings associations requiring the phase-out of all impermissible equity investments from capital calculations by July 1, 1994. (Although the Housing and Community Development Act of 1992 ("HCDA") permitted an extension of the capital phase-out to July 1, 1996 for certain real estate investments held in subsidiaries or in-substance subsidiaries such as joint venture arrangements, the benefits to Sacramento Savings that would have resulted therefrom are offset by reductions in regulatory capital required by the FDIC, as described below).

          Sacramento Savings submitted a divestiture plan to the FDIC providing for complete divestiture of its real estate investments and related business by year-end 1993. In approving Sacramento Savings' plan, the FDIC stipulated that Sacramento Savings write off certain real estate investment ("REI") assets, regardless of the fair value of the assets to be divested, if the assets were not sold by the sale date set forth in Sacramento Savings divestiture plan. Sacramento Savings added $13.5 million to reserves in respect of REI assets in 1991. In response to the relaxation of FIRREA restrictions effected by HCDA, Sacramento

Savings entered into negotiations with the FDIC in late 1992 for relief from the write-off requirements in its divestiture plan, and no comparable addition to reserves was made in that year. In early 1993, Sacramento Savings reached an understanding with the FDIC (in which the OTS acquiesced) pursuant to which the write-off requirements were rescinded. In lieu of the write-off requirements, Sacramento Savings makes a quarterly adjustment to its regulatory capital in an amount equal to such write-off requirements. In 1993, Sacramento Savings booked direct charges to its regulatory capital of $23.1 million in accordance with this understanding. It is expected that, if none of its REI assets are divested, Sacramento Savings will make additional charges of $15 million to its regulatory capital in the first half of 1994. By July 1, 1994, Sacramento Savings will have fully written off its REI assets for regulatory purposes.

          Notwithstanding such relief, until all of its REI assets are removed from the balance sheet, Sacramento Savings is following conservative accounting practices with respect to such assets. These practices include the expensing of all carrying costs and the deferral of income recognition until the entire portfolio is liquidated.

Sources of Funds

          During the years 1983 to 1988, Sacramento Savings' assets doubled from $1.1 billion to more than $2.3 billion. As of December 31, 1993, Sacramento Savings' assets totalled $3.0 billion. The slowed rate of increase was due in part to recessionary pressures and Sacramento Savings' decision to limit asset growth to maintain a well-capitalized regulatory status. Sacramento Savings has pursued predominately traditional strategies with respect to both its funding sources and its investment mix. Its funding comes predominantly from retail deposits, and its investments are concentrated in real estate loans.

          Deposits. Deposits totalled about $2.8 billion and funded approximately 91 percent of Sacramento Savings' total assets as of December 31, 1993. Approximately 26 percent of total deposits were represented by passbook and transaction accounts, and 16 percent were in deferred compensation plan accounts. Another 4 percent of all deposits were time deposits of public entities, which have provided a readily available source of funds without disrupting Sacramento Savings' regular pricing structure. The remainder of total deposits was represented by retail certificates of deposit. Sacramento Savings has never accepted brokered deposits.

          Among all banking institutions in the 14-county region constituting Sacramento Savings' primary deposit market, Sacramento Savings has over 10 percent of all deposits, ranking third in deposits both in the 14 counties overall and in Sacramento County itself. Sacramento Savings ranks first in deposits among all savings institutions in Sacramento County, with a market share of more than 40 percent. Its market share of deposits held by all financial institutions in Sacramento County, including banks and thrifts, is about 12 percent.

          The following table shows the dollar amount of deposits, by interest rate range, in the various types of deposit programs offered by Sacramento Savings (in thousands):

                                                                     December 31,
                                    --------------------------------------------------------------------------------
                                                      1993                                           1992
                                    ------------------------------------       -------------------------------------
                                    Interest                       %           Interest                         %
                                      Rates        Balance      of Total         Rates        Balance       of Total
                                    --------       -------      --------       --------       -------       --------
Demand accounts                     1.00-1.15      $  223,394      8.10%       1.50-1.90      $  229,138        8.85%

Passbook accounts                   2.05-2.20         242,317      8.78        2.55-2.75         214,887        8.30

Insured money
 market accounts                    1.00-2.35         212,091      7.69        1.50-2.90         231,566        8.95

Non-interest
 bearing accounts                   None               28,049      1.02        None                7,693        0.30

Certificates of deposit:

  1 Month Savers Choice             2.30-2.55          15,412      0.56        2.65-3.05          26,937        1.04
  3 Month Savers Choice             2.50-3.15          40,333      1.46        2.90-4.05          75,507        2.91
  4 Month Savers Choice             2.55-3.00           5,971      0.22        3.00-3.60          15,183        0.59
  6 Month Savers Choice             2.80-4.45         323,974     11.74        3.25-4.80         354,369       13.68
  1 Year Savers Choice              3.11-6.50         439,766     15.94        3.75-8.35         331,211       12.79
  30 Month Savers Choice            3.85-12.00        108,387      3.93        4.30-11.25         99,010        3.82
  60 Month Savers Choice            4.85-12.00        121,022      4.39        4.90-12.00         85,891        3.32
  Market Advantage                  2.90-3.00          31,672      1.15            --                --          --
  Portfolio Plans                   3.25-7.50         115,889      4.20        3.40-7.50         116,528        4.50
  IRA                               2.05-12.60        217,493      7.88        2.55-11.97        218,906        8.45
  Jumbo                             2.20-9.35          66,806      2.42        2.75-9.35         108,816        4.20
  Loan to Lender                       --                --         --         8.625-9.00          9,255        0.36
  Public Funds                      2.40-10.25        118,347      4.29        2.60-10.25        151,611        5.85
  Deferred
   Compensation                     3.05-10.00        447,685     16.23        3.04-10.00        314,074       12.12
                                                   ----------   -------                       ----------      ------
                                                    2,052,757     74.41                        1,907,268       73.62
                                                   ----------   -------                       ----------      ------
                                                    2,758,608    100.00%                       2,590,552      100.00%
Less:  Intercompany                                    (8,035)  =======                           (8,905)     ======
                                                   ----------                                 ----------
                                                   $2,750,573                                 $2,581,647
                                                   ==========                                 ==========

                                                 December 31,
                                    -------------------------------------
                                                      1991
                                    -------------------------------------
                                    Interest                        %
                                     Rates         Balance       of Total
                                    -------        -------       --------
Demand accounts                     3.25-3.75      $  200,128        8.15%

Passbook accounts                   4.00-4.30         166,704        6.79

Insured money
 market accounts                    3.25-4.55         177,225        7.23

Non-interest
 bearing accounts                   None                6,494        0.26

Certificates of deposit:

  1 Month Savers Choice             4.00-5.05          33,682        1.37
  3 Month Savers Choice             4.35-5.90          88,518        3.61
  4 Month Savers Choice             4.55-6.65          36,381        1.48
  6 Month Savers Choice             4.60-8.25         399,591       16.28
  1 Year Savers Choice              4.70-9.30         387,743       15.79
  30 Month Savers Choice            5.50-11.25         91,854        3.74
  60 Month Savers Choice            5.45-12.00         62,629        2.55
  Market Advantage                    --
  Portfolio Plans                   4.80-7.50          70,508        2.87
  IRA                               4.70-8.40         134,335        5.47
  Jumbo                             4.00-9.50         136,607        5.56
  Loan to Lender                    8.38-9.00          12,770        0.52
  Public Funds                      4.05-10.25        191,637        7.81
  Deferred
   Compensation                     5.40-10.00        258,176       10.52
                                                   ----------      ------
                                                    1,904,431       77.57
                                                   ----------      ------
                                                    2,454,982      100.00%
Less:  Intercompany                                   (13,200)     ======
                                                   ----------
                                                   $2,441,782
                                                   ==========

          The following table shows the savings flows of Sacramento Savings (in thousands):

                                                     Year Ended December 31,
                                          -----------------------------------------
                                            1993             1992            1991
                                          --------         --------        --------
Balance at beginning of year            $2,590,552       $2,454,982       $2,302,146

     Deposits                            3,858,495        3,794,469        3,529,469
     Withdrawals                        (3,788,510)      (3,771,594)      (3,521,425)
     Interest credited                      98,071          113,255          145,336
                                        ----------       ----------       ----------
     Net increase                          168,056          136,130          153,380
     Accretion of premium                        0             (560)            (544)
                                        ----------       ----------       ----------
                                        $2,758,608       $2,590,552       $2,454,982
                                        ----------       ----------       ----------
Less:  Intercompany                         (8,035)          (8,905)         (13,200)
                                        ----------       ----------       ----------
Balance at end of year                  $2,750,573       $2,581,647       $2,441,782
                                        ==========       ==========       ==========
Percent increase                             6.54%            5.73%            6.49%
                                        ==========       ==========       ==========

          The following table shows maturity information for Sacramento Savings' certificates of deposit as of December 31, 1993 (in thousands):

                                                   Maturity Schedule
                                                   December 31, 1993

                                             Over 3      Over 6
                                 3 Months      to 6       to 12        Over
                                  or Less    Months      Months   12 Months        Total
                                 --------    ------     -------   ---------        -----
Certificates of
 Deposit (less than
 $100,000)                       $384,815  $335,444    $379,866    $425,845   $1,525,970

Certificates of
 Deposit ($100,000
 or more)                          75,238   198,872     126,386       7,944      408,440

Public Funds*                      38,936    43,623      29,439       6,349      118,347
                                 --------  --------    --------    --------   ----------
                                  498,989   577,939     535,691     440,138    2,052,757

Less: Intercompany                 (2,253)   (5,483)       --          --         (7,736)
                                 --------  --------    --------    --------   -----------
Total Certificates
 of Deposit                      $496,736  $572,456    $535,691    $440,138   $2,045,021
                                 ========  ========    ========    ========   ===========

*  Certificates of deposit from governmental and other public entities.

          Deferred Compensation Deposits. State and local governmental employees may contribute up to 25 percent of their annual compensation (not exceeding $7,500) to approved deferred compensation plans, and these deferred compensation deposits are another funding source for Sacramento Savings. Such deposits are long-term in nature, and have fixed interest rates. At present, over 60 plans covering 64,000 participants are being administered by Sacramento Savings, with total deposits of over $447 million. However, $190 million of such amount earns a fixed rate of interest of 10 percent until 1994 year-end, substantially higher than current market rates.

          Return on Equity and Assets. In 1993, Sacramento Savings' return on average total assets was 0.57 percent and its return on equity was 8.52 percent. Its dividend payout ratio (dividends declared per share divided by net income per share) was 58.09 percent, and its equity to assets ratio (average equity divided by average total assets) was 6.71 percent.

          Borrowings. As a member of the FHLBank of San Francisco, Sacramento Savings is required to own capital stock in the FHLBank of San Francisco and is authorized to apply for advances from the FHLBank of San Francisco. The FHLBank of San Francisco may prescribe the permissible uses for such advances, as well as limitations on the interest rates and repayment provisions. FIRREA requires that all long-term FHLBank advances be for the purpose of financing residential housing, and that members meet established community lending standards in order to have continued access to long-term FHLBank advances. Sacramento Savings meets these standards and does not expect that these requirements will have a significant impact on its access to long-term advances. Sacramento Savings did not apply for any long-term FHLBank advances in 1993.

Subsidiary and Affiliates

          Sacramento Savings has one subsidiary, a service corporation. SSB Financial Services, a California corporation, was organized in April 1987 to market to Sacramento Savings' customers tax-deferred annuity plans provided principally by various insurance companies and mutual funds.

          Two ancillary companies of Sacramento Savings which were also acquired by Alleghany are Superior California Insurance Agency ("Superior") and Central Valley Securities Company ("Central Valley"). Superior, a California corporation, handles "forced placed" casualty insurance for Sacramento Savings' mortgage loans, which provides casualty coverage on the security of those loans with respect to which the borrower has failed to do so. Central Valley, also a California corporation, acts as the assigned trustee for Sacramento Savings' deeds of trust.

Competition

          Sacramento Savings' primary competitors for deposit funds are the major thrifts, commercial banks, brokerage and insurance firms in the region.

Regulation

          Sacramento Savings is a California-licensed savings association, deposits of which are federally insured by the Savings Association Insurance Fund of the FDIC. Accordingly, Sacramento Savings is subject to broad state and federal regulation and oversight extending to all of its operations.

          As a California-licensed savings association, Sacramento Savings derives its authority from, and is governed by, the provisions of the California Savings Association Law and regulations of the Savings and Loan Commissioner of the State of California.

          Sacramento Savings is also subject to regulation by the OTS, pursuant to FIRREA. The OTS has extensive authority over the operations of savings institutions such as Sacramento Savings. Sacramento Savings is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. Furthermore, pursuant to FIRREA, the OTS was required to issue new capital standards for all savings associations, which included a tangible capital requirement (minimum ratio of tangible capital to adjusted total assets), a leverage, or core capital, ratio requirement (minimum ratio of core capital to adjusted total assets) and a risk-based capital requirement (minimum ratio of capital to total assets adjusted for the risk associated with individual assets). The various definitions of capital and adjusted total and risk-weighted assets are set forth in FIRREA and in rules and regulations of the OTS and the Comptroller of the Currency. FIRREA mandated that these new capital requirements be generally as stringent as comparable capital requirements established by the Comptroller of the Currency for national banks. Also pursuant to the new capital requirements and as further described above under the heading "Real Estate Investment," equity investments must be phased out from capital calculations over a five-year period. The new capital requirements became effective December 7, 1989, but were further modified by FDICIA.

          FDICIA established five new capital categories and, as implemented by federal banking regulatory agencies, established new "relevant capital measures" for those new capital categories. The new capital categories are:
(i) "well capitalized," describing an institution which significantly exceeds the required minimum level for each relevant capital measure; (ii) "adequately capitalized," describing an institution which meets the required minimum level for each relevant capital measure; (iii) "undercapitalized," describing an institution which fails to meet the required minimum level for each relevant capital measure; (iv) "significantly undercapitalized," describing an institution which is significantly below the required minimum level for any relevant capital measure; and (v) "critically undercapitalized," describing an institution which fails to meet a ratio of "tangible equity" to total assets established by the appropriate federal banking agency, which ratio may not be less than 2 percent or greater than 65 percent of the required minimum level of capital under the leverage limit specified by the appropriate federal banking agency.

          The OTS will determine the capital category of each savings institution it regulates. The assignment of a capital category will have various consequences to the institution. For example, in addition to other requirements, an "under-capitalized" institution must file a capital restoration plan with the OTS. A "significantly undercapitalized" institution is subject to restrictions on transactions with affiliates, limitations on the interest rates paid on deposits, asset growth limitations and restrictions on the payment of any bonus to a senior executive officer of the institution without prior regulatory approval. Federal regulators may also order a "significantly undercapitalized" institution to hold a new election of directors, to terminate any director or senior executive officer employed more than 180 days prior to the time the institution became "significantly undercapitalized" or to hire qualified senior executive officers approved by the regulators.

          Under certain circumstances, the OTS may reclassify a "well capitalized" institution as "adequately capitalized," may require an "adequately capitalized" institution to comply with one or more requirements as if it were "undercapitalized," and may take action with respect to an "undercapitalized" institution as if it were "significantly undercapitalized." No institution may make any capital distribution or pay management fees if, as a result of such payments, such institution would become "undercapitalized."

          As directed by FDICIA, the OTS promulgated regulations defining the relevant capital measures for the new capital categories. Such measures consist of a "risk-based capital ratio" defined as the ratio of total capital to risk-weighted assets, a "Tier 1 risk-based capital ratio" defined as the ratio of Tier 1 capital, or core capital, to risk-weighted assets, and a "tangible capital ratio" defined as the ratio of total capital to adjusted total assets.

          At December 31, 1993, Sacramento Savings Bank met the requirements for inclusion in the highest, or "well capitalized" category, which is reserved for institutions that significantly exceed the required minimum level with respect to each of three specified capital measures. Sacramento Savings' capital ratios at December 31, 1993, compared with such capital measures for an "adequately capitalized" institution and a "well capitalized" institution, were as follows:

                          Federal Requirement        Federal Requirement
                            for "Adequately        for "Well Capitalized"       Sacramento
                        Capitalized" Institution         Institution              Savings
                        ------------------------   ----------------------       ----------
Risk-Based
  Capital Ratio                   8.0%                       10.0%                10.7%
Tier 1 Risk-Based
  Capital Ratio                   4.0%                        6.0%                 9.6%
Tangible Capital
  Ratio                           2.0%                        5.0%                 5.3%



          Sacramento Savings' short-term liquidity ratio (the ratio of short-term liquid assets to withdrawable accounts) was 7.31 percent on December 31, 1993, far exceeding the federal requirement of 1 percent.

          As a savings and loan holding company, Alleghany is also subject to regulations of the California Savings and Loan

Commissioner and the OTS. Pursuant to the California Savings Association Law and the Regulations For Savings and Loan Holding Companies promulgated by the OTS, Alleghany may be required to file periodic reports with, and is subject to examination by, the California Savings and Loan Commissioner and the OTS.

          As a condition to the approval of the acquisition of Sacramento Savings, in 1989 Alleghany entered into a voting and disposition rights/dividend agreement with the OTS. Pursuant to such agreement, if the core capital of Sacramento Savings were to fall below 1.5 percent of total assets, the OTS would be entitled to control and/or cause the disposition of Sacramento Savings. Alleghany's agreement with the OTS also sets forth limits relating to the amount of dividends that may be paid by Sacramento Savings. Such dividend limits have been superseded by stricter limits imposed by subsequent OTS regulations and FDICIA. Sacramento Savings believes that it is in compliance with such dividend regulations. At December 31, 1993, substantially all of Sacramento Savings' stockholder's equity was restricted as to dividend payment pursuant to OTS regulations and FDICIA.

          In addition, the board of Sacramento Savings has adopted a Capital Adequacy Policy Statement relating to the payment of dividends. Pursuant to such Statement, Sacramento Savings will be permitted to pay a quarterly dividend of 1.25 percent of its capital as measured by generally accepted accounting principles if its capital position after payment of such dividend exceeds the requirements for a "well capitalized" institution.

          Alleghany, as a unitary savings and loan holding company, and its subsidiaries other than Sacramento Savings, are generally not subject to restrictions on their business activities due to their affiliation with Sacramento Savings, so long as Sacramento Savings continues to be a "qualified thrift lender". Sacramento Savings anticipates that it will continue to exceed the QTL requirement and intends to take such action as may be appropriate to maintain compliance.

Employees

          At December 31, 1993, Sacramento Savings, its ancillary companies and subsidiary had approximately 903 employees. Because of the extensive use of part-time service professionals, primarily in its retail operations, these were equivalent to 820 full-time employees.

PROPERTY AND CASUALTY REINSURANCE BUSINESS

          Underwriters, headquartered in Woodland Hills, California, provides reinsurance to property and casualty insurers and reinsurers. Underwriters initially was organized in 1867 as a primary insurer in New York under the name "Buffalo German Insurance Company." By 1970, Underwriters had become principally a reinsurer, and in 1977 it changed its corporate domicile to New Hampshire.

          Although it writes many lines of business, Underwriters concentrates on coverages requiring specialized underwriting expertise, including certain excess and surplus lines programs, umbrella liability, and directors' and officers' liability. Underwriters is licensed or authorized to engage in business in 41 states, the District of Columbia and Canada, and has branch offices in Atlanta, Chicago, Houston, Woodland Hills and New York.

          Underwriters experienced substantial losses in the mid-1980's as a result of a strategy of increasing writings of treaty casualty business with pricing and terms which later proved to be inadequate. In early 1987, members of current management joined Underwriters and shortly thereafter began a program to restructure its reinsurance portfolio and operations. Among other steps, the restructuring undertaken by new management included (i) strengthening Underwriters' reserves for pre-1987 business and the purchase from The Continental Corporation of two reinsurance contracts providing coverage for pre-1987 business up to an aggregate limit of $200 million, (ii) tightening Underwriters' underwriting standards by initiating a program of pre-underwriting audits of prospective treaty business, (iii) expanding claims audits to improve monitoring of reported and unreported claims, (iv) employing actuaries to oversee Underwriters' underwriting activities and reserve practices and (v) adopting Underwriters' current business strategy. The restructuring contributed to an increase in the statutory surplus of Underwriters from $130.0 million at 1987 year-end to $185.0 million at September 30, 1993, after payment of more than $139.5 million in dividends over such period to its parent company.

          Underwriters was acquired by Alleghany in October 1993, and thereafter Alleghany, through a new holding company which owns Underwriters, contributed approximately $51 million to the capital of Underwriters, which increased Underwriters' statutory surplus to $247.7 million as of 1993 year-end. Underwriters' management currently owns about 5.4 percent of the capital stock of the new holding company which owns Underwriters.

          A.M. Best Company, Inc., an independent insurance industry rating organization ("Best's"), recently upgraded its rating of Underwriters to "A (Excellent)," from "A- (Excellent)." Best's publications indicate that the new rating is assigned to companies which Best's believes have achieved excellent overall performance and have a strong ability to meet their obligations over a long period of time. According to Best's, the new rating reflects Underwriters' strong capital base, reduced debt service obligations and operating performance.

          Alleghany's acquisition of Underwriters was accounted for as a purchase and, therefore, the accounts of Underwriters and its results of operations included in Alleghany's financial statements reflect purchase accounting adjustments and are not comparable to Underwriters' prior reported results. Furthermore, most of the information given about Underwriters herein relates to pre-acquisition periods.

          To capitalize on advantageous market conditions and on Underwriters' expertise in specialized coverages, Underwriters established Commercial Underwriters Insurance Company ("CUIC") at year-end 1992. CUIC, a California corporation, is a property and casualty insurance company that focuses on specialized insurance lines. In 1993, CUIC generated $19.4 million in gross written premiums. Underwriters or CUIC retained $8.8 million of such amount, constituting 5 percent of Underwriters' consolidated net written premiums in 1993.

General Description of Reinsurance

          Reinsurance is an agreement between two insurance companies in which one company, the "reinsurer," agrees to indemnify the other company, the "reinsured" or "ceding company," for all or part of the insurance risks underwritten by the reinsured. Reinsurance provides reinsureds with three major benefits: it reduces net liability on individual risks, protects against catastrophic losses and helps to maintain acceptable surplus and reserve ratios.

          In general, property insurance protects the insured against financial loss arising out of loss of property or its use, caused by an insured peril. Casualty insurance protects the insured against financial loss arising out of its obligation to others for loss or damage to persons or property. Property and casualty reinsurance such as that provided by Underwriters protects the ceding company against loss to the extent of the reinsurance coverage provided. While both property and casualty reinsurance involve a high degree of volatility, property losses are generally reported within a relatively short time period after the event, while there tends to be a greater lag in the reporting and payment of casualty claims. Consequently, the ultimate losses associated with property risks are generally known in a shorter time than losses associated with casualty risks.

          The financial condition of property and casualty insurers and reinsurers can be adversely affected by volatile and unpredictable natural disasters, such as hurricanes, windstorms, earthquakes, floods, fires and periods of severely cold weather. Between 1989 and 1993, the worldwide reinsurance industry experienced unusual catastrophic losses, in terms of both frequency and severity, from a variety of natural disasters, including Hurricanes Hugo, Andrew and Iniki. This extended period of unusual catastrophic losses has caused many reinsurers to reduce significantly the amount of property catastrophe reinsurance they are prepared to write. The significant reduction in capacity has led to increased rates for such catastrophe coverage. Underwriters has increased its writings and retentions of this business because it believes that substantial increases in premium rates for property catastrophe coverage, combined, in certain instances, with higher deductibles retained by reinsureds, have significantly improved the risk/reward relationship on such coverage.

          Underwriters provides reinsurance on both a treaty and facultative basis. Treaty reinsurance is reinsurance based on a standing arrangement (a "treaty"), usually for a year or longer, between a reinsured and reinsurer for the cession and assumption of risks defined in the treaty. Under most treaties, the reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all such risks originally underwritten by the reinsured. Facultative reinsurance is the reinsurance of individual risks. Rather than agreeing to reinsure all or a portion of a class of risk, the reinsurer separately rates and underwrites each individual risk and is free to accept or reject each risk offered by the reinsured. Facultative reinsurance is normally purchased by insurance companies for risks not covered or covered only in part by their reinsurance treaties. The demand for facultative reinsurance is normally inversely related to the supply of treaty reinsurance.

          Underwriters writes both of the two major forms of reinsurance, pro rata reinsurance and excess of loss reinsurance. The pro rata form is an agreement in which the reinsured and reinsurer share the premiums as well as the losses and expenses of a single risk, or an entire group of risks, based upon an established percentage. Under excess of loss reinsurance, the reinsurer agrees to reimburse the primary insurance company for all losses in excess of a predetermined amount (commonly referred to as the insurer's "retention"), generally up to a predetermined limit. Excess of loss reinsurance is often written in layers or levels, with one reinsurer taking the risk from the primary insurer's retention level up to an established level, above which another reinsurer assumes, or the primary insurer retains, the risk. Excess of loss reinsurance allows the reinsurer to control better the relationship of the premium charged to the exposures assumed. The reinsurer assuming the risk immediately above the primary insurer's retention level is said to write "working layer" or "low layer" excess of loss reinsurance. A loss that reaches just beyond the primary insurer's retention level would create a loss for the lower level reinsurers but not for the reinsurers on higher levels.

Underwriting Operations

          Underwriters maintains a disciplined underwriting strategy with a focus on generating profitable business rather than on increasing market share. In response to the increased competition and lower premium rates which have characterized the industry in recent years, Underwriters has maintained a defensive underwriting posture by no longer writing those lines of business that it considers to be inadequate in terms of pricing or contract terms. Underwriters' underwriting discipline is enhanced by its focus on excess of loss casualty reinsurance with low level attachment points (i.e., dollar-levels at which risk is assumed). Such layers are characterized by greater loss frequency, lower loss severity and quicker loss settlement than layers with higher attachment points. Underwriters believes that these factors result in greater predictability of losses, which improves Underwriters' ability to analyze its exposure and price them appropriately.

          Another important element of Underwriters' underwriting strategy is to seek to respond quickly to market opportunities (such as increased demand or more favorable pricing) by adjusting the mix of business it writes. Recently, Underwriters has taken advantage of such market opportunities by increasing its writings of marine and aviation, property catastrophe, clash coverages (in which the primary insurer has insured more than one party in a single incident) and certain excess and surplus lines programs. Underwriters' business is not seasonal.

          Within the lines of business that Underwriters writes, including general liability, automobile liability, workers' compensation and commercial multiperil, Underwriters focuses on coverages requiring specialized underwriting expertise. These specialized coverages, which require a relatively high degree of underwriting and actuarial analysis, include certain excess and surplus lines programs, umbrella liability, and directors' and officers' liability. Underwriters believes that these risks offer greater potential for favorable results than more general risks.

          As part of its strategy, Underwriters seeks to serve as lead or co-lead underwriter on its treaties. As lead or co-lead underwriter, Underwriters believes that it is able to influence more effectively the pricing and terms of the treaties and achieve better underwriting results. During 1993, Underwriters was a lead or co-lead reinsurer on a majority of its treaty business.

          Treaty operations generated approximately $132.2 million or 72 percent of Underwriters' consolidated net written premiums in 1993. Casualty lines treaties represented approximately 64 percent of total treaty net written premiums with the remainder represented by property lines treaties. Approximately 64 percent of total treaty net written premiums represented treaty reinsurance written on an excess of loss basis and the balance represented treaty reinsurance written on a pro rata basis. In 1993, treaty net written premiums increased 23 percent from 1992 due to the increased writing of marine and aviation, property catastrophe, clash coverage and certain excess and surplus lines.

          Since July 1, 1987, Underwriters' treaty department has generally written up to $1.0 million per risk on a net basis and in certain circumstances has accepted more. The largest net risk assumed in 1993 was $2.5 million.

          Facultative operations generated approximately $41.5 million or 23 percent of Underwriters' consolidated net written premiums in 1993. Casualty risks represented 94 percent of total facultative net written premiums with property risks comprising the remainder. Approximately 80 percent of total facultative net written premiums represented facultative reinsurance written on an excess of loss basis and the balance represented facultative reinsurance written on a pro rata basis. Facultative net written premiums increased slightly in 1993 from $40.9 million in 1992.

          Since November 30, 1987, Underwriters has offered gross casualty facultative underwriting capacity of $2.5 million, with a net retention of $1.4 million. Underwriters has a $2.0 million gross property facultative underwriting capacity with a net retention of $500,000.

Marketing

          Underwriters writes almost all of its treaty business and 80 percent of its facultative business through reinsurance brokers. The remainder of its facultative business is written directly with ceding companies. By working primarily through brokers, Underwriters does not need to maintain a large sales organization which, during periods of reduced premium volume, can comprise a significant and nonproductive part of overhead. In addition, Underwriters believes that submissions from the broker market, including certain targeted specialty coverages, are more numerous and diverse than would be available through a salaried sales organization, and Underwriters is able to exercise greater selectivity than would be possible in dealing directly with ceding companies.

          Reinsurance brokers regularly approach Underwriters and others for quotations on reinsurance being placed for the brokers' customers. In 1993, Underwriters paid brokers $8.2 million in commissions, which represents 4 percent of its gross written premiums of $225.9 million. Transactions arranged by BEP International Corporation accounted for 14 percent of Underwriters' gross written premiums in 1993. Transactions arranged by Underwriters' five leading brokers (including BEP International Corporation) accounted for 42 percent of gross written premiums in 1993. Loss of all or a substantial portion of the business provided by any of its five leading brokers could have a material adverse effect on the results of operations of Underwriters.

          A significant percentage of Underwriters' gross written premiums are generally obtained from a relatively small number of ceding companies. In 1993, approximately 41 percent of gross written premiums were obtained from Underwriters' ten largest ceding companies. Due to the nature of Underwriters' business, the identity of ceding companies accounting for relatively large percentages of gross written premiums tends to vary from year to year. While Underwriters has generally been successful in replacing accounts that have not been renewed, there can be no assurance that it will be able to do so in the future. Underwriters does not believe that the loss of the account of any one ceding company would have a material adverse effect on Underwriters' financial condition or results of operations.

Outstanding Losses and Loss Adjustment Expenses

          In many cases, significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the reinsurer and the insurer's payment of that loss and subsequent payments by the reinsurer. To recognize liabilities for unpaid losses, insurers and reinsurers establish "reserves," which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred, including events which have not been reported to the insurer.

          When a claim is reported by the ceding company, Underwriters' claims department establishes a "case" reserve for the estimated amount of Underwriters' ultimate payment. Such reserves are based upon the amount of reserves recommended by the ceding company and are supplemented by additional amounts as deemed necessary by Underwriters' claims department, after an evaluation of numerous factors including coverage, liability, severity of injury or damage, jurisdiction and ability of the ceding company to evaluate and handle the claim properly. In many cases Underwriters establishes case reserves even when the ceding company believes there is no liability of the reinsurer. In no instance is the case reserve established by Underwriters less than that suggested by the ceding company. These reserves are periodically adjusted by Underwriters' claims department based on its evaluation of subsequent reports from and audits of the ceding company.

     "Bulk" reserves or "incurred but not reported" reserves are established on an aggregate basis to provide for losses incurred but not yet reported to the insurer and to supplement the overall adequacy of reported case reserves and estimated expenses of settling such claims, including legal and other fees and general expenses of administering the claims adjustment process. Underwriters establishes bulk reserves by using generally accepted actuarial reserving techniques to estimate the ultimate net liability for losses and loss adjustment expenses ("LAE"). The process provides implicit recognition of the impact of inflation and other factors affecting claims reporting by taking into account changes in historic loss reporting patterns and perceived probable trends.

          Underwriters' actuarial department performs reviews of aggregate loss reserves at least twice each year. Between the semi-annual reviews, Underwriters uses an updating system which applies the loss ratios determined in the previous review to earned premiums to date, less incurred losses reported. Underwriters does not discount any of its reserves for reported or unreported claims in any line of its business for anticipated investment income. There are inherent uncertainties in estimating reserves primarily due to the long-term nature of most reinsurance business, the diversity of development patterns among different lines of business and types of reinsurance, and the necessary reliance on the ceding insurer for information regarding claims. Actual losses and LAE may deviate, perhaps substantially, from reserves on Underwriters' financial statements, which could have a material adverse effect on Underwriters' financial condition and results of operations. However, Underwriters believes that its reserves are being calculated in accordance with sound actuarial practices and, based upon current information, that Underwriters' reserves for losses and LAE at December 31, 1993 are adequate.

          Asbestos-related liability and environmental impairment have been recognized as industry-wide problems. In 1993, Underwriters paid $3.2 million in asbestos-related claims and $1.6 million in environmental impairment claims. Its net case and bulk reserves for asbestos-related liabilities totalled about $30.3 million, involving approximately 750 open claims, as of December 31, 1993. Additionally, ceding companies have reported 1,627 asbestos-related cases in which Underwriters may be subject to possible exposure. Underwriters did not write reinsurance during periods prior to 1970, when asbestos was most frequently used, and it has received very few property damage claims relating to asbestos. Underwriters' net case and bulk reserves for environmental impairment claims totalled about $22.3 million, involving approximately 412 open claims, as of December 31, 1993. Ceding companies have reported an additional 9,213 environmental impairment cases in which Underwriters may be subject to possible exposure.

          Underwriters' case reserves for individual asbestos-related and environmental impairment claims reflect amounts beyond those reserves recommended by its ceding companies. In addition to the case and bulk reserves for asbestos-related and environmental impairment claims reported on a statutory basis as of December 31, 1993, Underwriters carried an additional $35.8 million in reserves for such exposures. Taking into consideration these additional reserves, Underwriters believes that its total asbestos-related and environmental impairment reserves are adequate.

          The table below shows changes in historical net loss and LAE reserves for Underwriters for each year since 1983. Reported reserve development is derived primarily from information included in Underwriters' statutory financial statements. The first line of the upper portion of the table shows the net reserves at December 31 of each of the indicated years, representing the estimated amounts of net outstanding losses and LAE for claims arising during that year and in all prior years that are unpaid, including losses that have been incurred but not yet reported to Underwriters. The upper portion of the table shows the reestimated amount of the previously recorded net reserves for each year based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about claims for individual years. The lower portion of the table shows the cumulative net amounts paid as of December 31 of successive years with respect to the net reserve liability for each year.

          In evaluating the information in the table below, it should be noted that a reserve amount reported in any period includes the effect of any subsequent change in such reserve amount. For example, if a loss was first reserved in 1987 at $100,000 and was determined in 1990 to be $150,000, the $50,000 deficiency would be included in the Cumulative Redundancy (Deficiency) row shown below for each of the years 1987 through 1989. Conditions and trends that have affected the development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table. During the mid-1980s, the reinsurance industry, including Underwriters, experienced substantial underwriting losses. Such losses are reflected in the table, beginning with the comparatively high cumulative deficiencies in the years 1983-86.

             Changes in Historical Net Reserves for Losses and LAE
                                 (in millions)

                                                                    Year Ended December 31,
                               -----------------------------------------------------------------------------------------------
                               1983     1984     1985     1986     1987      1988     1989     1990     1991     1992     1993
                               ----     ----     ----     ----     ----      ----     ----     ----     ----     ----     ----
Net liability as of
the end of year*  . . . .     $ 156     $ 179    $ 279    $ 359   $ 470     $ 461    $ 453    $ 411    $ 411    $437     $ 509

Cumulative amount
of net liability
paid as of:
One year later  . . . . .     $  42     $  63    $  80    $  94   $ 116     $ 119    $ 137    $ 101    $  84    $ 98        -
Two years later . . . . .        86       130      161      193     208       242      227      173      161      -         -
Three years later . . . .       127       192      258      277     330       306      285      239       -       -         -
Four years later  . . . .       159       260      341      375     380       348      342       -        -       -         -
Five years later  . . . .       199       318      389      407     416       394       -        -        -       -         -
Six years later . . . . .       228       359      404      423     458        -        -        -        -       -         -
Seven years later . . . .       249       373      413      460      -         -        -        -        -       -         -
Eight years later . . . .       262       381      445       -       -         -        -        -        -       -         -
Nine years later  . . . .       269       404       -        -       -         -        -        -        -       -         -
Ten years later . . . . .       285        -        -        -       -         -        -        -        -       -         -

Net liability
reestimated
as of:
  One year later  . . . .       170       237      341      439     481       454      457      414      412     483        -
  Two years later . . . .       205       314      426      449     473       457      460      421      455      -         -
  Three years later . . .       238       394      432      441     476       462      474      465       -       -         -
  Four years later  . . .       282       400      428      444     478       492      520       -        -       -         -
  Five years later  . . .       289       396      426      445     516       538       -        -        -       -         -
  Six years later . . . .       284       394      427      484     562        -        -        -        -       -         -
  Seven years later . . .       282       395      454      531      -         -        -        -        -       -         -
  Eight years later . . .       282       410      495       -       -         -        -        -        -       -         -
  Nine years later  . . .       290       447       -        -       -         -        -        -        -       -         -
  Ten years later . . . .       320        -        -        -       -         -        -        -        -       -         -
  Cumulative Redundancy
  (Deficiency)  . . . . .     $(164)    $(268)   $(216)   $(172)  $ (92)    $ (77)   $ (69)   $ (54)   $ (44)   $(46)       -

Gross Liability - End of Year                                                                                   $739     $ 861
Reinsurance Recoverable                                                                                          352       352
                                                                                                                ----     -----
Net Liability - End of Year                                                                                      437       509
                                                                                                                ====     =====
Gross Re-estimated Liability -
  Latest                                                                                                         833        -
Re-estimated Recoverable -
  Latest                                                                                                         370        -
                                                                                                                ----     -----
Net Re-estimated Liability -
  Latest                                                                                                        $483        -
                                                                                                                ====     =====

- ----------------
* Amounts for 1983-86 were determined in accordance with statutory accounting principles.

          The reconciliation between reserves determined in accordance with statutory accounting principles ("SAP") and reserves determined in accordance with generally accepted accounting principles ("GAAP") for the last three years is shown below (in thousands):

                 Reconciliation of Reserves for Losses and LAE
                          from SAP Basis to GAAP Basis

                                                                                    December 31,
                                                                   ---------------------------------------------
                                                                     1993               1992             1991
                                                                    ------             ------           ------
Statutory Reserves  . . . . . . . . . . . . . . . . . . .          $473,625           $424,205          $407,848
Reinsurance Deposits(1) . . . . . . . . . . . . . . . . .              0                12,396             2,957
Additional mass action
  reserves(2) . . . . . . . . . . . . . . . . . . . . . .            35,750               0                 0
                                                                   --------           --------          --------
Net Reserves--GAAP Basis  . . . . . . . . . . . . . . . .           509,375            436,601           410,805
Ceded Reserves--GAAP Basis(3) . . . . . . . . . . . . . .           351,829            352,073           329,024
                                                                   --------           --------          --------
Gross Reserves--GAAP Basis  . . . . . . . . . . . . . . .          $861,207           $788,674          $739,829
                                                                   ========           ========          ========

(1) Amounts which relate to multiple-year retrospectively-rated contracts (i.e., contracts that provide for premium adjustments or changes in future coverage based on loss experience) are classified as ceded reserves on a statutory basis. A recent interpretation of GAAP, as promulgated by the FASB Emerging Issues Task Force, requires that such contracts be accounted for as deposits.

(2) Amount represents additional reserves recorded by Underwriters for possible asbestos-related and environmental impairment claims exposure.

(3) Amounts represent ceded outstanding losses and LAE reclassified to reinsurance receivables in accordance with Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."

          The reconciliation of reserves for the last three years on a GAAP basis is shown below (in thousands):

                 Reconciliation of Reserves for Losses and LAE

                                                                      1993                1992               1991
                                                                    ------              ------             ------
Reserve as of January 1*  . . . . . . . . . . . . . . . .            $436,601           $410,805           $411,024
Incurred related to:
         Current year . . . . . . . . . . . . . . . . . .             143,723            121,504            101,807
         Prior years  . . . . . . . . . . . . . . . . . .              46,404              1,376              3,213
                                                                     --------           --------           --------
Total Incurred  . . . . . . . . . . . . . . . . . . . . .             190,127            122,880            105,020
                                                                     --------           --------           --------

Paid related to:
         Current year . . . . . . . . . . . . . . . . . .             (19,640)           (12,954)            (4,482)
         Prior years  . . . . . . . . . . . . . . . . . .             (97,713)           (84,130)          (100,757)
                                                                     --------           --------           --------
Total Paid  . . . . . . . . . . . . . . . . . . . . . . .            (117,353)           (97,084)          (105,239)
                                                                     --------           --------           --------

Reserve as of December 31*  . . . . . . . . . . . . . . .            $509,375           $436,601           $410,805
                                                                     ========           ========           ========

* Reserves as presented represent GAAP basis losses and LAE net of ceded losses and LAE.


Retrocessional Arrangements

          A reinsurer often reinsures some of its business with other reinsurers ("retrocessionaires") pursuant to retrocession agreements, and pays to its retrocessionaires a portion of the premiums it receives. Reinsurance companies enter into retrocession agreements for reasons similar to those that cause primary insurers to purchase reinsurance.

          Underwriters' has long-term retrocessional agreements with a number of domestic and international reinsurance companies. Retrocessional contracts do not relieve Underwriters from its obligations to ceding companies and Underwriters remains liable to its ceding companies for the portion reinsured to the extent that any retrocessionaire does not meet the obligations assumed under the retrocessional agreements. Consequently, the most important factor in Underwriters' selection of retrocessionaires is financial stability. Underwriters utilizes several retrocessional arrangements to reduce its net liability on individual risks, protect against catastrophic losses and facilitate the maintenance of various financial ratios. Underwriters would be adversely affected to the extent of any defaulted amounts in the event any retrocessionaire is unable to meet its contractual obligations.

          Underwriters currently has reinsurance contracts in force which cede to retrocessionaires risks in excess of Underwriters' net risk retention, ceding up to $1.1 million per casualty facultative risk and up to $1.5 million per property facultative risk. Underwriters also has an aggregate reinsurance contract to cover losses, up to $30 million, incurred during the period July 1, 1993 through June 30, 1994 in excess of a 77 percent loss and LAE ratio. The contract covers essentially all lines of business written by Underwriters; however, property catastrophe losses are subject to a sublimit of $26 million. Also, Underwriters from time to time purchases retrocessional reinsurance in varying amounts for specific assumed treaties.

          As of December 31, 1993, Underwriters had reported reinsurance receivables of $353.9 million through retrocession agreements, including $200 million under two reinsurance contracts, with a subsidiary of Continental Insurance Group. The $200 million reinsurance receivable is secured by a combination of letters of credit and a trust fund dedicated solely to payments under the two reinsurance contracts. As of December 31, 1993, Underwriters had an allowance for estimated unrecoverable reinsurance of $1.8 million.

Investment Operations

          Underwriters' investments must comply with the insurance laws of New Hampshire, the domiciliary state of Underwriters, California, the domiciliary state of CUIC, and the other states in which they are licensed. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stocks and real estate mortgages.

          Underwriters' current investment strategy is to maximize after-tax investment income through a high quality diversified investment portfolio, consisting primarily of taxable and tax-exempt fixed maturity securities, while maintaining an adequate level of liquidity.

          For the purpose of managing its investment portfolio, Underwriters has estimated that the average duration of its policy liabilities is approximately five years. The average duration of the investment portfolio has generally approximated five years. Underwriters may adjust the duration of its investment portfolio from time to time as necessary to maintain a reasonable relationship between the duration of its liabilities and its portfolio assets.

          The following table reflects investment results for Underwriters for the three months ended December 31, 1993 (in thousands except percentages):

                               Investment Results

                                 Net                 Net
                               Pre-Tax            After-Tax           Pre-Tax                              After-
             Average          Investment          Investment          Realized         Effective            Tax
          Investments(1)      Income(2)           Income(3)            Losses          Yield(4)           Yield(5)
          --------------      ----------          ----------          ---------        ---------          --------
              $737,693           $10,390             $7,943             $2,381            5.6                4.3

(1) Average of amortized cost of fixed maturities plus cost of equity securities at beginning and end of period, excluding operating cash.
(2) After investment expenses, excluding realized gains or losses from sale of investments.
(3)  Net pre-tax investment income less appropriate income taxes.
(4) Annualized net pre-tax investment income for the period divided by average investments for the same period.
(5) Annualized net after-tax investment income for the period divided by average investments for the same period.


          The following table summarizes the investments of Underwriters, excluding cash, as of December 31, 1993, with all investments carried at market value (in thousands except percentages):

                                                                   Investments
                                                             Amortized Cost or Cost        Market Value
                                                             ----------------------      --------------------
                                                             Amount     Percentage       Amount    Percentage
Short term investments  . . . . . . . . . . . . . . . .       63,602         8.3%         63,602        8.3%
Corporate bonds . . . . . . . . . . . . . . . . . . . .       93,305        12.1          92,326       12.0
U.S. government and government
  agency bonds  . . . . . . . . . . . . . . . . . . . .       35,000         4.5          34,940        4.5
Mortgage and asset backed securities  . . . . . . . . .      172,093        22.3         171,874       22.3
Foreign bonds . . . . . . . . . . . . . . . . . . . . .       32,770         4.3          32,172        4.2
Redeemable preferred stocks . . . . . . . . . . . . . .       16,292         2.1          16,247        2.1
Municipal bonds . . . . . . . . . . . . . . . . . . . .      338,601        44.0         339,379       44.1
                                                             -------       -----         -------      -----
Equity securities . . . . . . . . . . . . . . . . . . .       18,577         2.4          19,552        2.5
        Total . . . . . . . . . . . . . . . . . . . . .      770,240       100.0%        770,092      100.0%
                                                             =======       =====         =======      =====

          The following table indicates the composition of the long-term fixed maturity portfolio by Moody's rating as of December 31, 1993 (in thousands except percentages):

                                        Long-Term Fixed Maturity Portfolio by Moody's Rating

                                                    Market
                                                    Value            Percentage
                                                    ------           ----------
Aaa . . . . . . . . . . . . . . . . . . . . . .     402,165             58.5%
Aa  . . . . . . . . . . . . . . . . . . . . . .     136,582             19.9
A . . . . . . . . . . . . . . . . . . . . . . .     123,606             18.0
Baa . . . . . . . . . . . . . . . . . . . . . .      24,585              3.6
                                                    -------            ------
     Total  . . . . . . . . . . . . . . . . . .     686,938            100.0%
                                                    =======            ======

          The following table indicates the composition of the long-term fixed maturity portfolio by years until maturity as of December 31, 1993 (in thousands except percentages):

                                     Long-Term Fixed Maturity Portfolio by Years Until Maturity

                                                    Market
                                                    Value            Percentage
                                                    ------           ----------
One year or less  . . . . . . . . . . . . . . .      13,942              2.0
Over one through five years . . . . . . . . . .      58,403              8.5
Over five through ten years . . . . . . . . . .     148,038             21.6
Over ten years  . . . . . . . . . . . . . . . .     294,682             42.9
Mortgage and asset backed securities  . . . . .     171,873             25.0
                                                    -------             -----
     Total  . . . . . . . . . . . . . . . . . .     686,938            100.0%
                                                    =======            ======

Competition

          Competition in the property and casualty reinsurance industry has historically been cyclical in nature. Typically, a cycle begins with attractive premium rates for reinsurance, which cause increased writing by existing reinsurers and the entrance into the market of new reinsurers. Competition within the market continues to grow, resulting in a decline in premium rates. As the cycle continues, these decreased premium rates, in conjunction with a combination of fluctuations in interest rates, catastrophic events and general economic conditions, usually result in a period of underwriting losses. Such losses in turn cause reinsurers to slow or stop writing reinsurance or to withdraw from the market altogether, which results in decreased competition and a subsequent increase in premium rates. Underwriters believes this competitive cycle, which may affect particular market segments at different times, is a critical factor affecting reinsurance profitability over time. There are no assurances that historical trends in the property and casualty reinsurance industry will continue or that Underwriters will be able to accurately anticipate any such trends.

          The property and casualty reinsurance business is highly competitive. Underwriters competes primarily in the United States reinsurance market with numerous foreign and domestic reinsurers, many of which have greater financial resources than Underwriters. Competition in the types of reinsurance in which Underwriters is engaged is based on many factors, including the perceived overall financial strength of the reinsurer, premiums charged, contract terms and conditions, services offered, speed of claims payment, reputation and experience.

          Underwriters' competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies and domestic, European and Asian underwriting syndicates.

          According to the Reinsurance Association of America, at December 31, 1993, there were 54 domestic professional reinsurers, and Underwriters was the nation's sixteenth-largest in terms of net premiums written.

Regulation

          Underwriters and CUIC are subject to regulation and supervision by state insurance regulators under the insurance statutes and regulations of states in which they are incorporated (New Hampshire and California, respectively). In addition, each of these companies is regulated in each jurisdiction in which it conducts business. Among other things, insurance statutes and regulations typically limit the amount of dividends that can be paid without prior regulatory notification and approval, impose restrictions on the amounts and types of investments Underwriters and CUIC may each hold, prescribe solvency standards that must be met and maintained, require filing of annual or other reports with respect to financial condition and other matters and provide for periodic examinations of Underwriters and CUIC.

          The terms and conditions of reinsurance agreements generally are not subject to regulation by any governmental authority with respect to rates or policy terms. These agreements contrast with primary insurance policies and agreements, the rates and policy terms of which are generally closely regulated by state insurance departments. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers.

          As an insurance holding company, Alleghany is also subject to the insurance regulations of New Hampshire and California. Each state required prior regulatory approval of Alleghany's acquisition of Underwriters and CUIC, respectively. Alleghany and its other subsidiaries, however, are generally not subject to restrictions on their business activities due to their affiliation with Underwriters.

Employees

          Underwriters employed 153 persons as of December 31, 1993.

INDUSTRIAL MINERALS BUSINESS

          On July 31, 1991, a holding company subsidiary of Alleghany acquired all of Manville Corporation's worldwide industrial minerals business, now conducted principally through World Minerals, at a cost of about $144 million, including capitalized expenses. The present chief executive officer of World Minerals currently owns an equity interest of about 6.2 percent of World Minerals' immediate parent company.

          On September 16, 1991, certain assets of the Inorganic Specialties Division of Witco Corporation, including a diatomaceous earth mine and plant in Quincy, Washington, were acquired by World Minerals' subsidiary Celite.

          On November 16, 1992, New Harborlite Corporation ("Harborlite"), a newly formed subsidiary of World Minerals, acquired all of the outstanding capital stock of Harborlite Corporation ("Old Harborlite"), a privately owned perlite filter-aid company, for cash and non-voting preferred stock of Harborlite. All of World Minerals' pre-existing perlite operations were transferred to Harborlite, and Old Harborlite was merged into Harborlite, which was then renamed Harborlite Corporation. In 1993, Harborlite enhanced its position in the domestic perlite business through the acquisition of additional reserves near its perlite mine in Superior, Arizona and an additional perlite expansion plant in Fort Worth, Texas.

          Accordingly, World Minerals currently conducts its industrial minerals business through its subsidiaries Celite and Harborlite:

          Celite

          Celite is believed to be the world's largest producer of diatomite, which it markets under the Celite and Kenite brand names. Diatomite is a silica-based mineral consisting of the fossilized remains of microscopic freshwater or marine plants. Celite also produces calcium and magnesium silicate products.

          Diatomite's primary applications are in filtration and as a filler. Filtration accounts for the majority of the worldwide diatomite market and for over 50 percent of Celite's diatomite sales. Diatomite is used as a filter aid in the production of beer, food, juice, wine, water, sweeteners, fats and oils, pharmaceuticals, chemicals, lubricants and petroleum. Diatomite is used as a filler mainly in paints. Diatomite is also used as an anti-block agent in plastic film.

          Celite's calcium and magnesium silicate products, which have high surface area and adsorption and absorption capabilities, are used to convert liquid, semi-solid and sticky ingredients into dry, free-flowing powders. Celite's calcium and magnesium silicate products are used in the production of rubber, sweeteners, flavorings and pesticides.

          Harborlite

          Harborlite, which began operations on November 16, 1992, carries on the business of Old Harborlite and the perlite production businesses formerly conducted by Celite. These products are marketed under the Harborlite brand name. Harborlite is a world leader in the production and sale of perlite, a volcanic mineral.

          Perlite ore is mined at Harborlite's No Agua, New Mexico mine and is sold primarily to companies that will expand it in their own expansion plants and use it in the manufacture of roofing board, formed pipe insulation and acoustical ceiling tile. Perlite ore for filter-aid and filler applications is mined at Harborlite's Superior, Arizona mine and is expanded at one of Harborlite's five expansion plants located within the United States. Expanded perlite is also produced at Harborlite's expansion plants in

    Europe from perlite ore obtained from European and Middle Eastern suppliers. Most of Harborlite's expanded perlite is used as a filter aid in the brewing, food, wine, sweetener, pharmaceutical, chemical and lubricant industries, and as a filler and insulating medium in various construction applications.

          World Minerals directs its business from its world headquarters in Lompoc, California. Its Celite subsidiary also has its world headquarters in Lompoc, California and owns, directly or through wholly owned subsidiaries, diatomite mines and processing plants in Lompoc, California; Quincy, Washington; Murat, France; Alicante, Spain; and Guadalajara, Mexico. Celite also owns 48.6 percent of Kisilidjan, h.f., a joint venture with the Government of Iceland which mines and processes diatomite from Lake Myvatn in Iceland.

          Harborlite has its world headquarters in Vicksburg, Michigan and owns a perlite mine and mill in No Agua, New Mexico, a perlite-loading facility in Antonito, Colorado, a perlite mine and a mill in Superior, Arizona and perlite expansion facilities in Escondido, California; Green River, Wyoming; Fort Worth, Texas; Vicksburg, Michigan; Quincy, Florida; Wissembourg, France; and Hessle, England.

          Since World Minerals conducts certain of its operations in foreign countries, it is subject to the risk of currency fluctuation. In 1993, approximately 31 percent of World Minerals' revenues (equal to 2.4 percent of Alleghany's consolidated revenues) were generated by foreign operations, and an additional 15 percent of World Minerals' revenues were generated by export sales from the United States.

          Celite's largest diatomite mine and plant are located near Lompoc, California. All additional diatomite supplies are obtained by Celite from its mines in the state of Washington, France, Spain, Mexico and from the Lake Myvatn mine in Iceland (although environmental regulations and seismic activities may adversely affect future production at Lake Myvatn). Celite believes that its diatomite reserves are generally sufficient to last for at least 20 more years at the current rate of utilization.

          Harborlite obtains perlite ore from its No Agua and Superior mines, and believes that its perlite ore reserves are sufficient to last at least 20 more years at the current rate of utilization. The perlite used by Harborlite for expansion in

Europe is obtained from third parties in Europe and the Middle East.

          Celite's silicate products are produced from purchased magnesium and calcium compounds and internally produced diatomite.

          World Minerals experienced no interruption in raw material availability in 1993, and barring unforeseen circumstances anticipates no such interruption in 1994. While there can be no assurance that adequate supplies of all raw materials will be available in the future, Celite and Harborlite believe that they have taken reasonable precautions for the continuous supply of their critical raw materials.

          Many of Celite's and Harborlite's operations use substantial amounts of energy, including electricity, fuel oil, natural gas, and propane. Celite and Harborlite have supply contracts for most of their energy requirements. Most of such contracts are for one year or less. Celite and Harborlite have not experienced any energy shortages and they believe that they have taken reasonable precautions to ensure that their energy needs will be met, barring any unusual or unpredictable developments.

          From the time World Minerals began operations in 1991, none of its customers accounted for 10 percent or more of World Minerals' annual sales.

          World Minerals presently owns, controls or holds licenses either directly or through its subsidiaries to approximately 22 United States and 40 foreign patents and patent applications. While World Minerals considers all of its patents and licenses to be valuable, World Minerals believes that none of its patents or licenses is by itself material to its business.

          World Minerals normally maintains approximately a one- to three-week supply of inventory on certain products due to production lead times. Although diatomite mining operations at Celite's principal mine in Lompoc, California must be suspended during periods of heavy rainfall, World Minerals believes that, because of the stockpiling of ore during dry periods, such suspension does not materially affect the supply of inventory. Barring unusual circumstances, World Minerals does not experience backlogs of orders. World Minerals' business is not seasonal.

          World Minerals acts as the sales agent for both Celite and Harborlite in the United States and procures orders from customers and distributors on their behalf. Celite distributes Harborlite's products in Europe to dealers, distributors and end users on Harborlite's behalf.

          World Minerals has research and development, environmental control and quality control laboratories at its Lompoc production facilities and quality control laboratories at each of its other production facilities. In 1993, World Minerals spent approximately $1.1 million on company-sponsored research and technical services (in addition to amounts spent on engineering and exploration) related to the development and improvement of its products and services.

Competition

          Celite believes that it is the world's largest producer of diatomite. The remainder of the market is shared by Celite's four major competitors:
Eagle-Picher (United States), Grefco (United States), CECA (France) and Showa (Japan), and a number of smaller competitors. Celite's silicates compete with a wide variety of other synthetic mineral products. Harborlite has two large competitors in the expanded perlite market, Grefco and CECA, and many smaller competitors. Competition is principally on the basis of service, product quality and performance, warranty terms, speed and reliability of delivery, availability of the product and price.

          Celite's and Harborlite's filter-aid products compete with other filter aids, such as cellulose, and other filtration technologies, such as crossflow and centrifugal separation.

Regulation

          All of Celite's and Harborlite's domestic operations are subject to a variety of federal, state and local environmental laws and regulations. The most significant of these are the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Federal Clean Air Act, the Federal Clean Water Act, the Toxic Substances Control Act and the Resource Conservation and Recovery Act, and the regulations promulgated thereunder, all of which are administered by the United States Environmental Protection Agency ("EPA"). These laws and regulations establish potential liability for costs incurred in cleaning up waste sites and impose limitations on atmospheric emissions, discharges to domestic waters, and disposal of hazardous materials. Certain state and local jurisdictions have adopted regulations that may be more stringent than corresponding federal regulations. Moreover, federal and state laws governing disposal of wastes impact customers who must dispose of used filter-aid materials. Due to their environmental compliance programs, Celite and Harborlite believe that the impact of these environmental requirements on their respective operating results has been minimal; however, the exact nature of the environmental problems which Celite or Harborlite may encounter in the future cannot be predicted, primarily because of the increasing number and complexity and the changing character of the standards relating thereto.

          The operations of Celite and certain operations of Harborlite are also subject to regulation by the Mine Safety and Health Administration ("MSHA"). This agency establishes health and safety standards for employee work environments in the mining industry. MSHA's activity includes regulations relating to noise, respiratory protection and dust. Because of their ongoing programs of occupational health and safety surveillance, Celite and Harborlite believe that the impact of these regulations on their respective operating results is limited.

          Certain products of Celite and Harborlite are subject to the Hazard Communication Standard promulgated by the Occupational Safety and Health Administration ("OSHA"), which requires Celite and Harborlite, respectively, to disclose the hazards of their plants and products to employees and customers. Such requirements also mandate that customers who purchase diatomite or perlite for use as a filler in their products label such products to disclose hazards which may result from the inclusion of crystalline silica-based fillers, if any of such products contain in excess of 0.1% of crystalline silica by volume. Therefore, some manufacturers of paint may be considering the use of other fillers in place of Celite's products. However, Celite believes that the loss of these customers would not have a material adverse effect on its operating results. Several states have also enacted or adopted "right to know" laws or regulations, which seek to expand the federal Hazard Communication Standard to include providing notice of hazards to the general public, as well as to employees and customers.

          In 1987, the International Agency for Research on Cancer ("IARC") issued a report, which was supplemented in 1988, designating crystalline silica as "probably carcinogenic to humans," which is a tentative classification falling between "probably not carcinogenic to humans" and "sufficient evidence of human carcinogenicity." Crystalline silica is one of the earth's most abundant minerals, appearing in such forms as quartz, sandstone, gravel and sand. Celite's products contain varying amounts of crystalline silica ranging from less than 0.1 percent to 65 percent or more. Harborlite's No Agua-mined perlite generally contains less than 1 percent crystalline silica. Harborlite's Superior-mined perlite contains no detectable crystalline silica. Celite and Harborlite provide warning labels on their products containing in excess of 0.1 percent respirable crystalline silica, advising customers of the IARC designation and providing recommended safety precautions.

          The 1987 IARC designation has been the subject of controversy and continued study. Celite, through the industry-sponsored International Diatomite Producers Association ("IDPA"), has participated in funding several studies to examine in more detail the cancer risk to humans from crystalline silica. One such study, conducted by the University of Washington, is a cohort mortality study of approximately 2,570 workers in the diatomaceous-earth mining and processing industry. The cohort includes only workers who were employed for at least twelve months' cumulative service and were employed at some time between January 1942 and December 1986. Because employment records for the earlier periods of the study were often missing or incomplete, this cohort, at present, is comprised of workers from only a limited number of employers and work locations in the industry. A large number of the workers included in the cohort worked at Celite's Lompoc, California plant prior to the acquisition of its business by a holding company subsidiary of Alleghany.

          The final University of Washington report was issued in October 1992. The study found a modest increase in lung cancer deaths in the cohort compared with national rates (indicated by a standardized mortality ratio ("SMR") equal to 1.43). The standardized mortality ratio compares the number of cancer deaths in the cohort with 1, representing the number of cancer deaths in the population at large. The study also found an increase in non-malignant respiratory disease ("NMRD") (SMR equal to 2.59); this finding was expected because the NMRD category included silicosis resulting from exposures in past decades. With regard to the excesses over national rates of mortality as they relate to the present workforce, the authors of the study stated:

    The results for lung cancer and NMRD indicate that the excesses were most likely attributable to relatively intense exposures encountered during the 1930s and 1940s, before dust control measures were implemented on a wide-scale basis in the industry. At present it cannot be said with certainty that lung cancer and NMRD risks have been reduced to baseline levels experienced by the population at large.
    However, it is noteworthy that there has been no excess risk of lung cancer among Lompoc cohort workers hired since 1960, and there have been no deaths attributed to silicosis among cohort members since 1950. These trends are strongly suggestive of reduced hazards, probably related to improved environmental dust control and the increased use of respiratory protective devices by the workforce.

After the publication of the Washington study, Celite conducted its own review of the portion of the cohort representing the Lompoc plant and found that more workers in this portion of the cohort may have been exposed to asbestos than originally thought. Since exposure to asbestos has been found to cause lung cancer and respiratory disease, this finding has raised some concern that the Washington study may overstate the adverse health effects of exposure to crystalline silica. IDPA has engaged an epidemiologist and an industrial hygienist to examine the cohort to determine whether asbestos exposure was fully accounted for in the Washington study's results. Certain other cohort mortality studies of workers occupationally exposed to crystalline silica, including a study of gold miners in North Dakota, have found no statistically significant increases in lung cancer compared with national populations. The issue remains subject to considerable debate.

          The various agreements covering the purchase of the business of Celite in 1991 provide for the indemnification of the holding company subsidiary of Alleghany which acquired Celite by the various selling Manville entities in respect of any environmental and health claims arising from the operations of the business of Celite prior to its acquisition by the holding company subsidiary.

Employees

          As of December 31, 1993, World Minerals had 7 employees, all located in the United States, Celite had a total of about 970 employees worldwide, and Harborlite had a total of about 165 employees worldwide. Approximately 399 of Celite's employees and 34 of Harborlite's employees in the United States are covered by collective bargaining agreements. All of the collective bargaining agreements covering workers at Celite and Harborlite are in full force and effect and none are scheduled to expire in 1994.

STEEL FASTENER BUSINESS

          The Heads and Threads division of Alleghany, headquartered in Northbrook, Illinois, is believed to be the nation's leading distributor of imported steel fasteners. Heads and Threads imports and sells commercial fasteners - nuts, bolts, screws and washers - for resale to fastener manufacturers and distributors through a network of sales offices and warehouses located in fourteen states. The strength of Heads and Threads lies in its five major warehouses and thirteen regional satellite warehouses, long years of association with suppliers and customers, and ability to control operating costs.

          Since Heads and Threads imports virtually all of its fasteners, it is necessary to forecast inventory requirements from six months to a year in advance to allow time for shipments to reach their destinations in the U.S. In addition, Heads and Threads' costs are subject to foreign currency fluctuations and increases in import duties, which may result from determinations by U.S. federal agencies that foreign countries are violating U.S. laws or intellectual property rights, or are following restrictive import policies. Rules that have been proposed to implement the Fastener Quality Assurance Act, which became law in late 1990, also may increase costs.

          Heads and Threads has about 169 employees.

Item 2.   Properties.

          Alleghany's headquarters is located in leased office space of about 10,000 square feet at Park Avenue Plaza in New York City.

          CT&T and CTI lease about 278,000 square feet for their headquarters operations in the Chicago Title and Trust Center, a 50-story office complex at 171 North Clark Street in Chicago, Illinois.

          Ticor Title's and Security Union's headquarters are in company-owned premises of about 180,000 square feet in Rosemead, California. CT&T and its subsidiaries own or lease buildings or office space in approximately 425 locations throughout the United States, primarily for CTI, Security Union and Ticor Title branch office operations.

          Underwriters leases about 27,000 square feet of office space for its headquarters operations in Woodland Hills, California. All of its five branch office locations are also in leased spaces, ranging in size from about 3,200 square feet to 6,200 square feet. CUIC leases about 9,400 square feet of office space.

          Sacramento Savings owns its principal office in Sacramento, California, which has approximately 50,000 square feet of floor space. Sacramento Savings owns 30 of its 45 branch offices and leases the remainder. It also owns about 385 acres of improved and unimproved land in the Sacramento area, and is a party to joint ventures which own an additional 837 acres of such land.

          World Minerals' headquarters is located in leased premises of approximately 17,300 square feet in Lompoc, California, which it shares with Celite. Harborlite's headquarters is located at its Vicksburg, Michigan plant.

          A description of the major plants and properties owned and operated by Celite and Harborlite is set forth below. All of the following properties are owned, with the exception of Plant # 1 at Quincy, Washington, the headquarters offices at Lompoc, California, the Rueil, France office and the plant at Wissembourg, France, which are leased.

   Location and                    Approximate             Product
Nature of Property               Square Footage            or Use
- ------------------               --------------            -------
CELITE:
- ------

Lompoc, CA                            961,410          Diatomite filter
Mine; 17 multi-                                        aids, fillers,
story production                                       silicates and
buildings; 5 one-                                      specialty
story warehouse                                        products
buildings; 6 one-
story laboratory
buildings; 4 multi-
story bulk handling
buildings; 6 one-
story office buildings;
2 one-story lunch and
locker-room buildings;
and 10 one-story shops.

Lompoc, CA                             17,300          Headquarters
1 one story building;                                  offices
3 units within
1 one-story building.

Quincy, WA                             60,941          Diatomite filter
Mine; Plant #1-1 multi-                                aids and fillers
story production
building and 7 one-
story buildings.
Plant #2-1 multi-
story production
building and 6 one-
story buildings.

Murat, Department
of Cantal, France                      77,000          Diatomite filter
Mine; 1 one-story                                      aids
manufacturing
building; 2 one-
story warehouses;
and 1 one-story
office building.

Rueil, France                          10,000          Sales and
1 single floor.                                        administrative offices

   Location and                    Approximate             Product
Nature of Property               Square Footage            or Use
- ------------------               --------------            -------
Guadalajara, Mexico                   116,610          Diatomite filter
Mine; 2 multi-story                                    aids and fillers
production buildings;
2 multi-story
pollution-control
buildings; and 20
one-story buildings.

Mexico City, Mexico                     2,700          Offices
1 single floor
condominium.

Alicante, Spain                        69,410          Diatomite filter
Mine; 2 multi-                                         aids and fillers
story manufac-
turing buildings;
3 one-story ware-
houses; 2 one-story
office buildings;
and 3 miscellaneous
buildings.

HARBORLITE:

Antonito, CO                            9,780          Warehouse
1 one-story manu-                                      facilities for
facturing building                                     perlite
and warehouse; 1 one-
story office building;
and 1 one-story ware-
house.

No Agua, NM                            40,550          Perlite ore
Mine; 1 six-story mill
building; 1 one-
story office and
shop building; and
8 miscellaneous one-
story buildings.

Superior, AZ                            6,900          Perlite ore
Mine; 1 one-story
warehouse building; and
1 one-story office
building.

   Location and                    Approximate             Product
Nature of Property               Square Footage            or Use
- ------------------               --------------            -------
Escondido, CA                           8,450          Perlite filter
1 one-story                                            aids
warehouse building;
and 1 one-story office
building.

Green River, WY                        17,300          Perlite filter
1 one-story                                            aids
warehouse building;
and 1 one-story office
building.

Vicksburg, MI                          25,050          Perlite filter
2 one-story                                            aids
warehouse buildings;
and 1 one-story office
building.

Fort Worth, TX                         15,000          Perlite filter
1 one-story warehouse                                  aids
building; 1 one-story
manufacturing building;
and 1 one-story office
building.

Quincy, FL                             18,450          Perlite filter
1 one-story warehouse                                  aids
building; 1 one-story
manufacturing building;
and 1 one-story office
building.

Wissembourg, France                    50,000          Perlite filter
1 multi-story                                          aids and fillers
production and ware-
house building.

Hessle, Humberside,
United Kingdom                         36,700          Perlite filter
1 one-story                                            aids and fillers
manufacturing
building; and 1
two-story office
building.

          World Minerals' largest mine is located on Celite-owned property immediately adjacent to the City of Lompoc, California, and is the site of one of the most unusual marine diatomite deposits in the world. The mine celebrated its 100th anniversary of production in 1993 and has been in continuous operation for more than 60 years. Reserves are believed to be sufficient for the operation of the plant for at least 20 more years at the current rate of utilization. The Lompoc production facility has a rated capacity in excess of 200,000 tons annually and currently supplies more than 25 different grades of products to the filtration and filler markets. The facility also houses World Minerals' research and development, and health, safety and environmental departments and Celite's quality control laboratories.

          Celite and Harborlite also lease warehouses, office space and other facilities in the United States and abroad. A joint venture between Celite and the Government of Iceland has mining rights to mine diatomaceous earth in sections of Lake Myvatn, Iceland.

          The operations of Alleghany's Heads and Threads division are conducted in 15 states at 18 locations, which serve as both sales offices and warehouses, two of which are owned and the rest of which are leased. Its headquarters in Northbrook, Illinois is owned by Alleghany.

          Alleghany also owns two truck terminal properties in Ohio which are being held for sale, and which have been leased from time to time on an interim basis.

Item 3.   Legal Proceedings.

          A. On January 7, 1985, the Federal Trade Commission (the "FTC") filed a complaint alleging that six of the largest title insurance companies, including CTI, Security Union and Ticor Title, violated Section 5 of the Federal Trade Commission Act. The violation was asserted with respect to the participation of those companies in rating bureaus in thirteen states to the extent that the bureaus had proposed for state approval rates related to search and examination services and settlement services performed by those companies in connection with the issuance of title insurance policies. The FTC action sought injunctive relief. During adjudicative hearings, the Bureau of Competition of the FTC determined not to proceed with respect to five of the thirteen states. In an initial decision filed on December 22, 1986, an administrative law judge found that five of the companies (the sixth company having withdrawn due to a separate settlement) violated Section 5 in two states, Connecticut and Wisconsin, and recommended that the companies be ordered not to participate in rating bureaus in those states in the future.
The administrative law judge found no violation of Section 5 in the remaining six states.

          Following cross appeals, on September 19, 1989 the FTC held that violations had occurred in four additional states: Arizona, Montana, New Jersey and Pennsylvania. On January 9, 1991, the United States Court of Appeals for the Third Circuit unanimously reversed the decision of the FTC and found in favor of the title insurance companies with respect to all states at issue, holding that the rating-bureau activity at issue was entitled to immunity from the antitrust laws under the state-action immunity doctrine. Under this doctrine, a state law or regulatory scheme can be the basis for antitrust immunity if the state (i) has articulated a clear and affirmative policy to allow the anticompetitive conduct and (ii) provides active supervision of anticompetitive conduct undertaken by private actors. On February 21, 1991, the FTC filed a petition for rehearing, which was denied on March 12, 1991.

          On October 7, 1991, upon petition of the FTC, the United States Supreme Court granted a writ of certiorari to review the decision of the Third Circuit Court of Appeals in favor of the title insurance companies. On June 12, 1992, the United States Supreme Court issued its decision in favor of the FTC, holding that rating-bureau activity in Montana and Wisconsin had not been sufficiently active to permit the title insurers to invoke the state-action immunity doctrine. The case was remanded to the Court of Appeals for further analysis by that court of the application of the state-action immunity doctrine in Arizona and Connecticut and for further consideration of general defenses, including the exemption provided by the McCarran Ferguson Act, which exempts the business of insurance from the antitrust laws.

          On July 15, 1993, a three-judge panel of the Court of Appeals issued a decision in favor of the FTC, with one judge dissenting. The Court held that the state-action immunity doctrine was not applicable in either Arizona or Connecticut due to a lack of active state supervision, and that other general defenses were unavailable, including the exemption provided by the McCarran-Ferguson Act. On August 29, 1993, the Third Circuit Court of Appeals dismissed the title insurers' petition for a rehearing en banc. The title insurers filed a petition for a writ of certiorari to the United States Supreme Court on November 29, 1993, and the FTC filed a brief in opposition on February 25, 1994. The title insurers' petition was denied on March 21, 1994.

          The FTC action was for injunctive relief only. Several federal and state actions involving the same issues as the FTC action were filed against the same title insurance companies, seeking damages and injunctive relief. One such action, a class action filed in state court in Wisconsin challenging rating-bureau activity in that state, was dismissed on June 9, 1993 by the Wisconsin Supreme Court, which held that the filed-rate defense applied, prohibiting plaintiffs from challenging in the courts rates that had been filed with and approved by a regulatory agency. On August 17, 1993, the Wisconsin Supreme Court denied plaintiffs' motion for reconsideration. On December 8, 1993, plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court, seeking review of the Wisconsin Supreme Court decision; this petition was denied on February 22, 1994.

          The only other currently pending action involving the same issues as the FTC action is a federal case filed in the United States District Court for the District of Arizona challenging rating-bureau activity in Arizona and Wisconsin. That case was decided on motion in favor of the title insurers, but the decision was reversed by the Ninth Circuit Court of Appeals, which held that the defenses of res judicata and state-action immunity and the filed-rate defense did not apply. A petition by the title insurers for rehearing en banc was denied on March 17, 1993.

          On June 15, 1993, the title insurers filed a petition for a writ of certiorari to the United States Supreme Court, seeking review of the Ninth Circuit Court of Appeals decision. On October 1, 1993, the parties to the litigation entered into a memorandum of understanding which outlined the terms of a settlement of such litigation. The memorandum of understanding provided for a definitive written agreement and application for the necessary approval of the District Court. On that date, the parties also submitted a request to the United States Supreme Court that any action with respect to the title insurers' petition for a writ of certiorari be deferred to allow the District Court to consider the settlement reached by the parties. Despite such request, the United States Supreme Court granted the title insurers' petition on October 4, 1993. Thereafter, plaintiffs moved to defer briefing and argument and, on October 22, 1993, the title insurers filed a motion in opposition to plaintiffs' motion for such deferral. On November 1, 1993, the United States Supreme Court denied plaintiffs' motion, thus allowing Supreme Court review to proceed. Argument before the Supreme Court took place on March 1, 1994, and a decision is expected by the end of the current term of the Court in early summer 1994. On March 3, 1994, the Ninth Circuit Court of Appeals issued a limited mandate, in response to the parties' motion, to allow the District Court to consider the fairness of the settlement.

          The Stock Purchase Agreement between Alleghany and Lincoln National Corporation, among other parties, dated as of June 18, 1985 (the "CT&T Stock Purchase Agreement"), provides for the indemnification of Alleghany by Lincoln National Corporation in respect of a portion of any liability resulting from the foregoing FTC and private actions and in respect of certain other pending or potential claims against CT&T and its subsidiaries.

          B. Alleghany entered into a consent agreement with the FTC effective July 22, 1991, which settled certain antitrust objections raised by the FTC in respect of the acquisition of Ticor Title Insurance Company of California ("Ticor Title of California") by CT&T. The consent agreement provides for the divestiture by CT&T after its acquisition of Ticor Title of California of (i) one of the two title plants owned by subsidiaries of CT&T serving each of three Illinois counties, three Indiana counties, two Washington counties and one California county; and (ii) one of the two back plants owned by subsidiaries of CT&T serving each of six California counties and one county in each of Illinois, Indiana and Tennessee. A back plant is a title plant that is no longer being updated on a daily or regular basis. For a period of ten years from its effective date, the consent agreement prohibits Alleghany or any of its subsidiaries from acquiring an ownership interest or assets in certain named title insurance companies, or in any entity that has a direct or indirect ownership interest in a title plant or back plant that services the counties with respect to which divestiture of such a plant was ordered, without the prior approval of the FTC. For the same period, Alleghany or any of its subsidiaries is required to give prior notification to the FTC of any acquisitions of an ownership interest in a title plant or back plant serving the same county as a plant already owned by Alleghany or any of its subsidiaries. There is an exception to the prior approval or notice requirements which generally would apply to acquisitions solely for the purpose of investment of up to 3 percent of the shares of a publicly traded corporation. Also, acquisitions of shares of a publicly traded corporation are not subject to the prior approval or notice requirements solely by reason of the ownership by such corporation of less than 5 percent of the shares of the named title companies.

          The consent agreement required divestiture of the plants by July 23, 1992, and provides that the FTC may appoint a trustee and seek civil penalties and other relief if Alleghany failed to accomplish the divestitures by such date. As of July 21, 1992, Alleghany had received the FTC's approval for divestiture in four markets and had applications pending with respect to the remaining fourteen markets. On that date, Alleghany submitted a motion to the FTC to extend the time within which to complete the divestitures. On September 24, 1992, the FTC denied Alleghany's motion, advising that it had "not determined whether, or what, enforcement action would be warranted for [Alleghany's] failure to meet the July 23 deadline." As of the date hereof, applications with respect to all markets have been approved by the FTC, and all divestiture transactions have closed. On September 28, 1993, the staff of the Bureau of Competition of the FTC invited Alleghany to "address why [the Bureau] should not recommend that the [FTC] seek civil penalties, or what an appropriate penalty might be. . . ."  On December 10, 1993, Alleghany submitted a response demonstrating its good faith in the fulfillment of its divestiture obligations to support its position that no penalties should be imposed. The staff of the Bureau of Competition subsequently informally advised Alleghany that it will not recommend that the FTC seek any penalties.

          C. Alleghany's subsidiaries and division are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such operating unit makes provision on its books, in accordance with generally accepted accounting principles, for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provision is adequate under generally accepted accounting principles as of December 31, 1993.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of security holders during the fourth quarter of 1993.

Supplemental Item.Executive Officers of Registrant.

          The name, age, current position, date elected and five-year business history of each executive officer of Alleghany are as follows:

                                   Current                 Business Experience
Name                  Age          Position                During Last 5 Years
- ----                  ---          --------                -------------------
F.M. Kirby            74           Chairman of             Chairman of the
                                   the Board               Board, Alleghany;
                                                           Chairman of the
                                                           Board and chief
                                                           executive officer,
                                                           Alleghany, prior
                                                           to July 1992.

John J.               62           President,              President, chief
Burns, Jr.                         chief                   executive officer
                                   executive               and chief operating
                                   officer                 officer, Alleghany
                                   and chief               since July 1992;
                                   operating               President and
                                   officer                 chief operating
                                                           officer, Alleghany,
                                                           prior thereto.

David B.              61           Senior Vice             Senior Vice
Cuming                             President               President and
                                   and chief               chief financial
                                   financial               officer, Alleghany,
                                   officer                 since December 1989;
                                                           Vice President,
                                                           Alleghany, prior
                                                           thereto.

                                   Current                 Business Experience
Name                  Age          Position                During Last 5 Years
- ----                  ---          --------                -------------------
Richard P.            57           Senior Vice             Senior Vice
Toft                               President;              President, Alleghany,
                                   Chairman,               since March 1990;
                                   President and           Chairman, President
                                   Chief Executive         and Chief Executive
                                   Officer, CT&T;          Officer, CT&T, since
                                   Chairman, Chicago       January 1994;
                                   Title Insurance         President and Chief
                                   Company                 Executive Officer,
                                                           CT&T, prior thereto;
                                                           Chairman, Chicago
                                                           Title Insurance
                                                           Company, since January
                                                           1994; Chairman and
                                                           Chief Executive
                                                           Officer, Chicago Title
                                                           Insurance Company,
                                                           prior thereto.

Theodore E.           53           Vice President          Vice President and
Somerville                         and General             General Counsel,
                                   Counsel                 Alleghany.

John E. Conway        62           Vice President,         Vice President,
                                   Secretary and           Secretary and
                                   Treasurer               Treasurer, Alleghany.

Peter R. Sismondo     38           Vice President,         Vice President,
                                   Controller,             Controller,
                                   Assistant               Assistant Secretary
                                   Secretary and           and principal
                                   principal               accounting officer,
                                   accounting              Alleghany, since
                                   officer                 December 1989;
                                                           Controller and
                                                           Assistant Secretary,
                                                           Alleghany, prior
                                                           thereto.

                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.

          The information required by this Item 5 is incorporated by reference from page 21 of Alleghany's Annual Report to Stockholders for the year 1993, dated March 15, 1994, filed as Exhibit 13 hereto.


Item 6.   Selected Financial Data.

          The information required by this Item 6 is incorporated by reference from page 21 of Alleghany's Annual Report to Stockholders for the year 1993, dated March 15, 1994, filed as Exhibit 13 hereto.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The information required by this Item 7 is incorporated by reference from pages 2 and 3, from pages 6 through 16, and from pages 22 and 23, of Alleghany's Annual Report to Stockholders for the year 1993, dated March 15, 1994, filed as Exhibit 13 hereto.


Item 8.   Financial Statements and Supplementary Data.

          The information required by this Item 8 is incorporated by reference from pages 24 through 45 of Alleghany's Annual Report to Stockholders for the year 1993, dated March 15, 1994, filed as Exhibit 13 hereto.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          Not applicable.

                                    PART III


Item 10. Directors and Executive Officers of Registrant.

          As permitted by General Instruction G(3), information concerning the executive officers of Alleghany is set forth as a supplemental item included in
Part I of this Form 10-K Report under the caption "Executive Officers of Registrant." Information concerning the directors of Alleghany is incorporated by reference from pages 5 through 8 of Alleghany's Proxy Statement dated March 28, 1994, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 22, 1994. Information concerning compliance with the reporting requirements under Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference from page 3 of Alleghany's Proxy Statement dated March 28, 1994, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 22, 1994.


Item 11.  Executive Compensation.

          The information required by this Item 11 is incorporated by reference from pages 11 through 24 of Alleghany's Proxy Statement dated March 28, 1994, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 22, 1994. The information set forth beginning on page 25 through the first paragraph on page 33 of Alleghany's Proxy Statement dated March 28, 1994, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 22, 1994, is not "filed" as a part hereof.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The information required by this Item 12 is incorporated by reference from pages 1 through 4, and from pages 9 and 10, of Alleghany's Proxy Statement dated March 28, 1994, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 22, 1994.

Item 13.  Certain Relationships and Related Transactions.

          The information required by this Item 13 is incorporated by reference from page 24 of Alleghany's Proxy Statement dated March 28, 1994, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 22, 1994.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a)  1.  Financial Statements.

          The consolidated financial statements of Alleghany and subsidiaries, together with the report thereon of KPMG Peat Marwick, independent certified public accountants, are incorporated by reference from the Annual Report to Stockholders for the year 1993, dated March 15, 1994, into Item 8 of this Report.

               2.  Financial Statement Schedules.

          The schedules relating to the consolidated financial statements of Alleghany and subsidiaries, together with the report thereon of KPMG Peat Marwick, independent certified public accountants, are detailed in a separate index herein.

               3.  Exhibits.

          The following are filed as exhibits to this Report:

Exhibit Number          Description

       3.01 Restated Certificate of Incorporation of Alleghany, as amended by Amendment accepted and received for filing by the Secretary of State of the State of Delaware on June 23, 1988, filed as Exhibit 20 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, is incorporated herein by reference.

       3.02             By-Laws of Alleghany as amended July 1, 1992, filed as
                        Exhibit 3.02 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, is incorporated herein by reference.

       4.01 Indenture dated as of June 15, 1989 between Alleghany and Pittsburgh National Bank, as Trustee, relating to the 6-1/2% Subordinated Exchangeable Debentures due June 15, 2014 (the "Debentures"), including the form of Debenture, filed as Exhibit 4.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, is incorporated herein by reference.

       4.02 Escrow Agreement dated as of June 15, 1989 between Alleghany and Pittsburgh National Bank, as Escrow Agent, for the escrow of common shares of American Express Company for which the Debentures are exchangeable, filed as Exhibit 4.2 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, is incorporated herein by reference.

       *10.01           Description of Alleghany Management Incentive Plan.

       *10.02(a)        Agreement dated as of December 22, 1993 between
                        Alleghany and David B. Cuming.  Agreements dated as of
                        December 22, 1993 between Alleghany and each of F.M.
                        Kirby, John J. Burns, Jr., Richard P. Toft, Theodore E.
                        Somerville, John E. Conway and Peter R. Sismondo are omitted pursuant to Instruction 2 of Item 601 of Regulation S-K.

       *10.02(b)        Agreement dated as of December 15, 1993 between CT&T
                        and Richard P. Toft.

       *10.03 Alleghany Corporation Deferred Compensation Plan as amended and restated as of December 15, 1992, filed as
                        Exhibit 10.03 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.





- ----------------------
  *  Compensatory plan or arrangement.

       *10.04(a)        Alleghany 1983 Long-Term Incentive Plan as adopted on
                        March 16, 1983, filed as Exhibit 10.24 to the Annual
                        Report on Form 10-K of Alleghany Corporation, a
                        Maryland corporation and the predecessor of Alleghany
                        ("Old Alleghany"), for the year ended December 31, 1982, is incorporated herein by reference.

       *10.04(b)        Description of amendments to the Alleghany 1983
                        Long-Term Incentive Plan as adopted on December 30,
                        1986, filed as Exhibit 10.05(b) to Alleghany's Annual
                        Report on Form 10-K for the year ended December 31, 1986, is incorporated herein by reference.

       *10.05 Alleghany 1993 Long-Term Incentive Plan adopted and effective as of January 1, 1993, filed as Exhibit 10.05 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

       *10.06 Alleghany Supplemental Death Benefit Plan dated as of May 15, 1985 and effective as of January 1, 1985, filed as Exhibit 10.08 to Old Alleghany's Annual Report on Form 10-K for the year ended December 31, 1985, is incorporated herein by reference.

       *10.07(a)        Alleghany Retirement Plan effective as of January 1,
                        1989, as adopted on April 18, 1989, filed as Exhibit
                        10.2 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989, is incorporated herein by reference.

       10.07(b) Trust Agreement dated as of January 1, 1989 between Alleghany and Bankers Trust Company, filed as Exhibit 10.5(b) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.





- --------------------
   *  Compensatory plan or arrangement.

       *10.08 Alleghany Retirement COLA Plan dated and effective as of January 1, 1992, as adopted on March 17, 1992, filed as Exhibit 10.7 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

       *10.09(a)        Alleghany Directors' Stock Option Plan dated as of June
                        17, 1987 and effective as of April 22, 1988, filed as
                        Exhibit 10.07 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by reference.

       *10.09(b)        Amendment to Alleghany Directors' Stock Option Plan
                        effective as of April 29, 1991, filed as Exhibit 10.3 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, is incorporated herein by reference.

       *10.09(c)        Alleghany Amended and Restated Directors' Stock Option
                        Plan effective as of April 20, 1993 (provided that options granted thereunder prior to the approval of Alleghany's stockholders are conditioned upon such approval), filed as Exhibit 10.1 to Alleghany's
                        Quarterly Report on Form 10-Q for the quarter ended
                        June 30, 1993, is incorporated herein by reference.

       *10.10 Alleghany Non-Employee Directors' Retirement Plan effective July 1, 1990, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, is incorporated herein by reference.





- --------------------
   *   Compensatory plan or arrangement.

       *10.11(a)        Employment Agreement dated as of January 1, 1992, and
                        Amendment to Employment Agreement dated as of January
                        1, 1993, among CT&T, Alleghany and Richard P. Toft, filed as Exhibit 10.12 to Alleghany's Annual Report on
                        Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

       *10.11(b)        Second Amendment to Employment Agreement dated as of
                        January 1, 1994, among CT&T, Alleghany and Richard P.
                        Toft.

       *10.12 Split/Owner "Split Dollar" Life Insurance Plan Assignment dated March 19, 1986 by and between Richard
                        P. Toft and CT&T, filed as Exhibit 10.10(c) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

       *10.13 Description of CT&T Presidents' Plan, adopted and effective as of July 1, 1985 and as amended as of January 26, 1993, filed as Exhibit 10.14 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

       *10.14 CT&T Performance Unit Incentive Plan, adopted and effective as of July 1, 1985, restated as the CT&T Performance Unit Incentive Plan of 1989, effective as of July 1, 1990, filed as Exhibit 10.12 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

       *10.15 CT&T Executive Performance Unit Incentive Plan of 1992, adopted and effective as of January 1, 1992, as amended and restated effective January 1, 1993.





- -------------------
   *  Compensatory plan or arrangement.

       *10.16 Description of CT&T Quality Business Management Incentive Program for the Presidents of CT&T and Chicago Title Insurance Company, effective as of January 1, 1989, as amended as of January 1, 1992.

       *10.17 CT&T Stock Purchase Plan for Key Employees effective as of April 6, 1989, as adopted on March 17, 1989, filed as Exhibit 10.13 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

       *10.18 CT&T Executive Salary Continuation Plan effective as of January 1, 1979, as adopted on August 23, 1978, filed as Exhibit 10.15 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

       *10.19(a)        Description of compensatory arrangement between
                        Alleghany Financial Inc. and Paul F. Woodberry filed as
                        Exhibit 10.19(a) to Alleghany's Annual Report on Form
                        10-K for the year ended December 31, 1992, is incorporated herein by reference.

       *10.19(b)        Description of compensatory arrangement between
                        Alleghany and Paul F. Woodberry.

       10.20 Revolving Credit Loan Agreement dated as of July 9, 1991 among Alleghany, Chemical Bank and Manufacturers Hanover Trust Company, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.





- --------------------
   *  Compensatory plan or arrangement.

       10.21(a) Stock Purchase Agreement dated as of June 18, 1985 by and among Old Alleghany, Alleghany, Alleghany Capital Corporation and Lincoln National Corporation (the CT&T Stock Purchase Agreement"), filed as Exhibit (2)(i) to Old Alleghany's Current Report on Form 8-K dated July 11, 1985, is incorporated herein by reference.

       10.21(b) List of Contents of Schedules to the CT&T Stock Purchase Agreement, filed as Exhibit (2)(ii) to Old Alleghany's Current Report on Form 8-K dated July 11, 1985, is incorporated herein by reference.

       10.21(c) Amendment No. 1 dated December 20, 1985 to the CT&T Stock Purchase Agreement, filed as Exhibit 10.12(c) to Old Alleghany's Annual Report on Form 10-K for the year ended December 31, 1985, is incorporated herein by reference.

       10.22 Distribution Agreement dated as of May 1, 1987 between Alleghany and MSL Industries, Inc., filed as Exhibit
                        10.21 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by reference.

       10.23 Amendment to Distribution Agreement dated June 29, 1987, effective as of May 1, 1987, between Alleghany and MSL Industries, Inc., filed as Exhibit 10.22 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by reference.

       10.24 Tax Sharing Agreement dated as of May 1, 1987 between Alleghany and MSL Industries, Inc., filed as Exhibit
                        10.24 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by reference.

       10.25 Voting and Disposition Rights/Dividend Agreement dated November 1, 1989 by and between Alleghany, Alleghany Financial Inc. and the Office of Thrift Supervision in connection with the acquisition of Sacramento Savings, filed as Exhibit 10.25 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

       10.26(a) Loan Agreement dated as of April 30, 1990 between Alleghany Financial Inc. and The Chase Manhattan Bank (National Association), filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990, is incorporated herein by reference.

       10.26(b) Amendment No. 1 to Loan Agreement dated as of May 1, 1993, between Alleghany Financial Inc. and The Chase Manhattan Bank (National Association), filed as Exhibit 10.2(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

       10.26(c) Pledge Agreement dated as of April 30, 1990 between Alleghany Financial Inc. and The Chase Manhattan Bank (National Association), filed as Exhibit 10.2 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990, is incorporated herein by reference.

       10.26(d) Amendment No. 1 to Pledge Agreement dated as of May 1, 1993 between Alleghany Financial Inc. and The Chase Manhattan Bank (National Association), filed as Exhibit 10.2(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

       10.26(e) Collateral Account Agreement dated as of May 1, 1993 between Alleghany Financial Inc. and the Chase Manhattan Bank (National Association), filed as Exhibit 10.2(c) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 is incorporated herein by reference.

       10.27(a) Installment Sales Agreement dated December 8, 1986 by and among Alleghany, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Merrill Lynch & Co., Inc., filed as Exhibit 10.10 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1986, is incorporated herein by reference.

       10.27(b) Intercreditor and Collateral Agency Agreement dated as of August 1, 1990 among Manufacturers Hanover Trust Company, Barclays Bank PLC and Alleghany Funding Corporation, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, is incorporated herein by reference.

       10.27(c) Interest Rate and Currency Exchange Agreement dated as of August 14, 1990 between Barclays Bank PLC and Alleghany Funding Corporation, and related Confirmation dated August 13, 1990 between Barclays Bank PLC and Alleghany Funding Corporation, filed as Exhibit 10.2 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, are incorporated herein by reference.

       10.27(d) Indenture dated as of August 1, 1990 between Alleghany Funding Corporation and Manufacturers Hanover Trust Company, filed as Exhibit 10.3 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, is incorporated herein by reference.

       10.28(a) Acquisition Agreement dated as of November 29, 1990 by and between CT&T and Westwood Equities Corporation (the "Ticor Acquisition Agreement"), filed as Exhibit (2)(i) to Alleghany's Current Report on Form 8-K dated December 21, 1990, is incorporated herein by reference.

       10.28(b) List of Contents of Schedules to the Ticor Acquisition Agreement, filed as Exhibit 2(ii) to Alleghany's Current Report on Form 8-K dated December 21, 1990, is incorporated herein by reference.

       10.28(c) Amendment to the Ticor Acquisition Agreement dated as of January 9, 1991 by and between CT&T and Westwood Equities Corporation, filed as Exhibit (2)(iii) to Alleghany's Current Report on Form 8-K dated March 21, 1991, is incorporated herein by reference.

       10.28(d) Amended and Restated Credit Agreement dated as of December 30, 1993 among CT&T, certain commercial lending institutions and Continental Bank, N.A. as agent.

       10.28(e) Letter Agreement dated May 2, 1991 between CT&T and Continental Bank, N.A. relating to an interest rate swap effective May 6, 1991, filed as Exhibit 10.2 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, is incorporated herein by reference.

       10.29(a) Stock Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville International, B.V. (the "Celite Stock Purchase Agreement"), filed as Exhibit 10.2(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

       10.29(b) List of Contents of Exhibits and Schedules to the Celite Stock Purchase Agreement, filed as Exhibit 10.2(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

       10.30(a) Joint Venture Stock Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville Corporation (the "Celite Joint Venture Stock Purchase Agreement"), filed as Exhibit 10.3(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

       10.30(b) List of Contents of Exhibits and Schedules to the Celite Joint Venture Stock Purchase Agreement, filed as
                        Exhibit 10.3(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

       10.31(a) Asset Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville Sales Corporation (the "Celite Asset Purchase Agreement"), filed as Exhibit 10.4(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

       10.31(b) List of Contents of Exhibits and Schedules to the Celite Asset Purchase Agreement, filed as Exhibit 10.4(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

       10.31(c) Amendment No. 1 dated as of July 31, 1991 to the Celite Asset Purchase Agreement, filed as Exhibit 10.32(c) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

       10.32(a) Acquisition Related Agreement dated as of July 1, 1991, by and between Celite Holdings Corporation, Celite Corporation and Manville Corporation (the "Celite Acquisition Related Agreement"), filed as Exhibit 10.5(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

       10.32(b) List of Contents of Exhibits to the Celite Acquisition Related Agreement, filed as Exhibit 10.5(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

       10.32(c) Amendment dated as of July 31, 1991 to Celite Acquisition Related Agreement, filed as Exhibit 10.33(c) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

       10.33(a) Credit Agreement dated as of December 20, 1991 among Celite Holdings Corporation, Celite, Bank of America National Trust and Savings Association and Chemical Bank (the "Celite Credit Agreement"), filed as Exhibit 10.35(a) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

       10.33(b) List of Contents of Exhibits and Annexes to the Celite Credit Agreement which are not being filed herewith, filed as Exhibit 10.35(b) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

       10.33(c) Amendment No. 1 dated January 24, 1992 to the Celite Credit Agreement, filed as Exhibit 10.36 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

       10.33(d) Letter Agreement dated January 23, 1992 between Celite and Bank of America National Trust and Savings Association relating to an interest rate swap effective January 16, 1992, filed as Exhibit 10.37 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

       10.33(e) Letter Agreement dated January 13, 1992 between Celite and Chemical Bank relating to an interest rate swap effective January 13, 1992, filed as Exhibit 10.38 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

       10.34(a) Note Purchase Agreement dated September 24, 1991 among Armco Inc., Alleghany and certain of its subsidiaries (the "Note Purchase Agreement"), filed as Exhibit 10.39(a) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

       10.34(b) Amendment dated as of March 17, 1992 to the Note Purchase Agreement, filed as Exhibit 10.39(b) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

       10.34(c) Agreement dated as of September 24, 1991 among Armco Inc., Cyac Inc. and Alleghany (the "Voting Agreement"), filed as Exhibit 10.39(c) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

       10.34(d) Amendment dated as of March 17, 1992 to the Voting Agreement, filed as Exhibit 10.39(d) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

       10.34(e) Standstill Agreement dated as of September 24, 1991 between Armco Inc. and Alleghany (the "Standstill Agreement"), filed as Exhibit 10.39(e) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

       10.34(f) Amendment dated as of March 17, 1992 to the Standstill Agreement, filed as Exhibit 10.39(f) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

       10.34(g) Amendment No. 2 dated as of April 24, 1992 to the Standstill Agreement, as amended as of March 17, 1992, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, is incorporated herein by reference.

       10.35(a) Stock Purchase Agreement dated as of October 31, 1991 among Associated Insurance Companies, Inc., Alleghany and The Shelby Insurance Group, Inc. (the "Shelby Stock Purchase Agreement"), filed as Exhibit 10.1(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, is incorporated herein by reference.

       10.35(b) List of Contents of Exhibits and Schedules to the Shelby Stock Purchase Agreement, filed as Exhibit 10.1(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, is incorporated herein by reference.

       10.36(a) Stock Purchase Agreement dated as of July 28, 1993 (the "Underwriters Reinsurance Stock Purchase Agreement") among Alleghany, The Continental Corporation, Goldman, Sachs & Co. and certain funds which Goldman, Sachs & Co. either control or of which they are general partner, Underwriters Re Holdings Corp. and Underwriters Re Corporation, filed as Exhibit 10.3(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

       10.36(b) List of Contents of Exhibits and Schedules to the Underwriters Reinsurance Stock Purchase Agreement, filed as Exhibit 10.3(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

       10.36(c) Stock Purchase Related Agreement dated as of July 28, 1993 (the "Underwriters Re Stock Purchase Related Agreement") among certain persons named therein and Alleghany, filed as Exhibit 10.3(c) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

       10.36(d) List of Exhibits and Schedules to the Underwriters Re Stock Purchase Related Agreement, filed as Exhibit 10.3(d) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

       10.36(e) Supplement to Underwriters Re Stock Purchase Related Agreement dated as of August 12, 1993 among certain persons named therein and Alleghany, filed as Exhibit 10.1(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, is incorporated herein by reference.

       10.36(f) Amendment to Underwriters Re Stock Purchase Related Agreement made as of October 7, 1993 among certain persons named therein and Alleghany, filed as Exhibit 10.1(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, is incorporated herein by reference.

       13 Pages 2 and 3, pages 6 through 16, and pages 21 through 45 of the Annual Report to Stockholders of Alleghany for the year 1993, dated March 15, 1994.

       21               List of subsidiaries of Alleghany.

       23 Consent of KPMG Peat Marwick, independent certified public accountants, to the incorporation by reference of their reports relating to the financial statements and related schedules of Alleghany and subsidiaries in the prospectus contained in the Registration Statement on Form S-8 of Alleghany (Registration No. 27598).

       28 Information from reports furnished to state regulatory authorities by Underwriters Reinsurance Company and Commercial Underwriters Insurance Company.


          (b)  Reports on Form 8-K.

          Alleghany filed a report on Form 8-K dated October 22, 1993, and an amendment thereto dated December 20, 1993, to report in Item 2 that, on October 7, 1993, Alleghany acquired approximately 93 percent of the issued and outstanding capital stock of a holding company which owns all of the issued and outstanding capital stock of Underwriters, and to furnish pursuant to Item 7 the required financial statements relating to such acquisition.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ALLEGHANY CORPORATION
                                                ------------------------------
                                                         (Registrant)


Date:     March 28, 1994                        By /s/ John J. Burns, Jr.
          --------------                           ---------------------------
                                                      John J. Burns, Jr.
                                                      President


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:     March 28, 1994                        By /s/ John J. Burns, Jr.
          --------------                           ---------------------------
                                                      John J. Burns, Jr.
                                                      President and Director
                                                      (principal executive
                                                      officer)



Date:     March 28, 1994                        By /s/ Dan R. Carmichael
          --------------                           --------------------------
                                                      Dan R. Carmichael
                                                      Director



Date:     March 28, 1994                        By /s/ David B. Cuming
          --------------                           ---------------------------
                                                      David B. Cuming
                                                      Senior Vice President
                                                      (principal financial
                                                      officer)



Date:     March 28, 1994                        By /s/ Allan P. Kirby, Jr.
          --------------                           ---------------------------
                                                      Allan P. Kirby, Jr.
                                                      Director

Date:     March 28, 1994                      By /s/ F.M. Kirby
          --------------                         ---------------------------
                                                     F.M. Kirby
                                                     Chairman of the Board
                                                     and Director



Date:     March 28, 1994                      By /s/ William K. Lavin
          --------------                         ---------------------------
                                                     William K. Lavin
                                                     Director



Date:     March 28, 1994                      By /s/ Peter R. Sismondo
          --------------                         ---------------------------
                                                     Peter R. Sismondo
                                                     Vice President, Controller
                                                     and Assistant Secretary
                                                     (principal accounting
                                                     officer)



Date:     March 28, 1994                      By /s/ John E. Tobin
          --------------                         ---------------------------
                                                     John E. Tobin
                                                     Director



Date:     March 28, 1994                      By /s/ James F. Will
          --------------                         ---------------------------
                                                     James F. Will
                                                     Director



Date:     March 28, 1994                      By /s/ Paul F. Woodberry
          --------------                         ---------------------------
                                                     Paul F. Woodberry
                                                     Director



Date:     March 28, 1994                      By /s/ S. Arnold Zimmerman
          --------------                         ---------------------------
                                                     S. Arnold Zimmerman
                                                     Director

                             ALLEGHANY CORPORATION

                                AND SUBSIDIARIES





                     INDEX TO FINANCIAL STATEMENT SCHEDULES





     I         MARKETABLE SECURITIES

     III       CONDENSED FINANCIAL INFORMATION OF
               REGISTRANT

     V         SUPPLEMENTARY INSURANCE INFORMATION

     VI        REINSURANCE

     XIV       SUPPLEMENTAL PROPERTY AND CASUALTY
               INSURANCE INFORMATION

     INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

     All other schedules are omitted since they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

                                   SCHEDULE I

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                             MARKETABLE SECURITIES
                               DECEMBER 31, 1993
                                 (in thousands)


                                                                                  Face Value                 Market    Carrying
                                                                                   or Shares      Cost        Value       Value
                                                                                -----------------------------------------------
U.S. GOVERNMENT AND GOVERNMENT AGENCY OBLIGATIONS:
  Chicago Title and Trust Company                                                  $222,343    $219,323    $226,177    $226,177
  Sacramento Savings Bank                                                           555,868     559,343     560,403     559,808
  Underwriters Re                                                                   173,413     187,249     187,210     187,210
                                                                                -----------------------------------------------
        Total U.S. Government and Government Agency Obligations                     951,624     965,915     973,790     973,195
                                                                                -----------------------------------------------
MUNICIPAL OBLIGATIONS:
  Chicago Title and Trust Company                                                    95,345      96,356      97,491      97,491
  Underwriters Re
    California                                                                       22,510      22,992      23,079      23,079
    Florida                                                                          19,300      20,223      20,230      20,230
    Illinois                                                                         14,750      15,668      15,722      15,722
    Louisiana                                                                        11,805      13,071      13,028      13,028
    Minnesota                                                                        10,500      11,783      11,742      11,742
    New Jersey                                                                       12,000      12,947      12,898      12,898
    New York                                                                         27,105      28,612      28,694      28,694
    North Carolina                                                                   10,040      10,118      10,041      10,041
    Texas                                                                            52,465      56,097      56,295      56,295
    Virginia                                                                         11,280      11,703      11,838      11,838
    Washington                                                                       24,165      25,036      25,179      25,179
    Other                                                                           103,755     110,351     110,633     110,633
                                                                                ------------------------------------------------
        Total Municipal Bonds                                                       415,020     434,957     436,870     436,870
                                                                                -----------------------------------------------
        Total U.S. Government, Government Agency and Municipal Obligations       $1,366,644   1,400,872   1,410,660   1,410,065
                                                                                =============----------------------------------
EQUITY SECURITIES:
  Chicago Title and Trust Company                                                     5,551      50,908      50,680      50,680
  Sacramento Savings Bank                                                               947       5,209       5,799       5,799
  Underwriters Re                                                                     1,669      18,577      19,552      19,552
  Alleghany Corporation                                                               2,702      38,384      68,585      68,585
                                                                                -----------------------------------------------
        Total Equity Securities                                                      10,869     113,078     144,616     144,616
                                                                                ============-----------------------------------
CERTIFICATES OF DEPOSIT:
  Chicago Title and Trust Company
    Maturing January 1, 1994 through August 15, 1995 at 2.27% to 5.75%               $2,243      $2,243      $2,243      $2,243
  Heads and Threads division
    Maturing January 3, 1994 at 2.75%                                                 1,035       1,035       1,035       1,035
                                                                                -----------------------------------------------
        Total Certificates of Deposit                                                $3,278       3,278       3,278       3,278
                                                                                ============-----------------------------------
COMMERCIAL PAPER:
  Chicago Title and Trust Company                                                   $76,950     $76,950     $76,950     $76,950
  Underwriters Re                                                                    63,602      63,602      63,602      63,602
                                                                                -----------------------------------------------
        Total Commercial Paper                                                     $140,552     140,552     140,552     140,552
                                                                                ============-----------------------------------
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL:
  Sacramento Savings Bank                                                           $75,091      75,091      75,091      75,091
                                                                                ============-----------------------------------
BONDS, NOTES AND OTHER:
  Chicago Title and Trust Company
    Redeemable Preferred Stock                                                      655,400       9,837      10,276      10,276
    Foreign Bonds                                                                       334         340         330         330
    Corporate Bonds
      Albertsons, Inc. Medium Term Note                                               4,000       4,000       4,014       4,014
      Bankamerica Corporation Medium Term Note                                        3,500       3,485       3,576       3,576
      Beneficial Corporation Medium Term Note                                         4,000       4,014       4,088       4,088
      Chrysler Financial Corporation                                                  3,750       3,768       3,840       3,840
      Daimler-Benz Auto Tr Serial 93-A CL                                             4,125       4,120       4,099       4,099
      Dean Witter Discover Note                                                       4,000       4,005       4,064       4,064
      Dresser Industries Deben Note                                                   4,500       4,500       4,597       4,597
      GM Hughes Electronics                                                           5,000       5,000       5,020       5,020
      Phillip Morris Corporation                                                      4,500       4,654       4,816       4,816
      Sara Lee Corporation Medium Term Notes                                          4,750       4,835       4,718       4,718
      Shell Oil Company Note                                                          4,000       4,133       4,160       4,160
      Transamerica Financial Group Subordinated Note                                  4,750       4,750       5,129       5,129
      Union Pacific Railroad Equipment trust                                          4,500       4,645       4,711       4,711
      U.S. Leasing Debentures                                                         4,500       4,476       4,722       4,722
      Other                                                                         118,240     120,969     124,689     124,689
  Underwriters Re
    Preferred Sinking Fund Stock                                                     16,337      16,292      16,247      16,247
    Corporate Bonds                                                                  19,258     113,148     111,930     111,930
    Foreign Bonds                                                                    30,328      32,770      32,171      32,171
  World Minerals Inc.
    Other                                                                             6,562       6,562       6,562       6,562
  Alleghany Corporation
    Other                                                                            11,630      11,630      11,630      11,630
  Alleghany Capital Corporation
    Other                                                                             5,432       5,432       5,432       5,432
                                                                                -----------------------------------------------
        Total Bonds, Notes and Other                                               $923,396     377,365     380,821     380,821
                                                                                ============-----------------------------------

         TOTAL MARKETABLE SECURITIES                                                         $2,110,236  $2,155,018  $2,154,423
                                                                                            ===================================

                                  SCHEDULE III

                             ALLEGHANY CORPORATION
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1992
                                 (in thousands)


                                                                           1993                1992
                                                                         ---------          ---------
ASSETS

Investment securities
   (Cost:  1993, $51,049; fair value: 1992, $128,351)                     $81,250            $107,438
Cash                                                                        2,456               2,154
Accounts and other receivables, less allowances                            11,828               6,668
Property and equipment - at cost, less accumulated depreciation             2,523               2,629
Other assets                                                               28,141              30,141
Investment in Sacramento Savings                                          200,338             189,645
Investment in other consolidated subsidiaries                             741,509             609,894
                                                                       -----------        ------------

                                                                       $1,068,045            $948,569
                                                                       ===========        ============


LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Other liabilities                                                         $73,588             $73,578
Long-term debt                                                             78,723              78,723
                                                                       -----------        ------------
    Total liabilities                                                     152,311             152,301

Commitments and contingent liabilities
Common stockholders' equity                                               915,734             796,268
                                                                       -----------        ------------

                                                                       $1,068,045            $948,569
                                                                       ===========        ============




See accompanying Notes to Condensed Financial Statements.

                                  SCHEDULE III

                             ALLEGHANY CORPORATION
                        CONDENSED STATEMENTS OF EARNINGS
                      THREE YEARS ENDED DECEMBER 31, 1993
                                 (in thousands)


                                                                             1993           1992            1991
                                                                         ----------      ----------      ----------
Revenues:
  Interest, dividend and other income                                      $55,305         $55,526         $56,351
  Net gain (loss) on investment transactions                                13,376           4,864          (7,132)
                                                                         ----------      ----------      ----------
    Total revenues                                                          68,681          60,390          49,219
                                                                         ----------      ----------      ----------
Costs and Expenses:
  Interest expense                                                           6,401           6,922          13,592
  General and administrative                                                64,888          59,143          57,865
                                                                         ----------      ----------      ----------
    Total costs and expenses                                                71,289          66,065          71,457
                                                                         ----------      ----------      ----------

    Operating income (loss)                                                 (2,608)         (5,675)        (22,238)

Equity in earnings of consolidated subsidiaries                            121,735         125,308          58,638
                                                                         ----------      ----------      ----------

   Earnings from continuing operations, before income taxes                119,127         119,633          36,400

Income taxes                                                                21,575          55,941          14,675
                                                                         ----------      ----------      ----------

    Earnings from continuing operations                                     97,552          63,692          21,725

Discontinued operations:
  Earnings from discontinued operations, net of tax in 1990                      0               0          11,180
  Gain on sale of Shelby, net of tax                                             0               0          31,068
                                                                         ----------      ----------      ----------
    Earnings before cumulative effect of a change in
     accounting for income taxes                                            97,552          63,692          63,973

Cumulative effect on prior years of a change in
     accounting for income taxes                                                 0           3,760               0

Equity in cumulative effect on prior years of a change in
     accounting for income taxes of consolidated subsidiaries                    0           5,385               0
                                                                         ----------      ----------      ----------

    Net earnings                                                           $97,552         $72,837         $63,973
                                                                         ==========      ==========      ==========




See accompanying Notes to Condensed Financial Statements.

                                  SCHEDULE III

                             ALLEGHANY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1993
                                 (in thousands)


                                                                                       1993        1992       1991
                                                                                  ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings from continuing operations                                               $97,552     $63,692    $21,725
  Adjustments to reconcile earnings from continuing operations to cash provided by (used in) continuing operations:
      Depreciation and amortization                                                     731         696        666
      Net (gain) loss on investment transactions                                    (13,376)     (4,864)     7,132
      (Increase) decrease in accounts and other receivables,
        less allowances                                                              (5,160)       (522)     7,219
      Decrease (increase) in other assets                                             1,573         637     (3,436)
      Decrease (increase) in other liabilities                                      (20,407)    (16,905)     9,535
      Equity in net earnings of consolidated subsidiaries                           (79,679)    (77,249)   (35,476)
                                                                                  ---------------------------------
      Net adjustments                                                              (116,318)    (98,207)   (14,360)
                                                                                  ---------------------------------
      Cash (used in) provided by continuing operations                              (18,766)    (34,515)     7,365
      Earnings from discontinued operations                                               0           0     11,180
                                                                                  ---------------------------------
      Net cash (used in) provided by operations                                     (18,766)    (34,515)    18,545
                                                                                  ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                                                          (190,482)   (358,945)  (589,022)
  Maturities of investments                                                         160,670     288,410    513,644
  Sales of investments                                                               79,103     119,865     79,108
  Purchases of property and equipment                                                  (243)       (283)       (88)
  Disposition of property and equipment                                                  45          39          4
  Purchase of Celite Corporation                                                          0           0   (144,386)
  Purchase of Witco                                                                       0           0    (10,000)
  Purchase of Underwriters Re                                                      (203,865)          0          0
  Sale of Shelby                                                                          0           0    125,000
                                                                                  ---------------------------------
    Net cash (used in) provided by investing activities                            (154,772)     49,086   (150,740)
                                                                                  ---------------------------------
Cash flows from financing activities:
  Decrease in notes receivable                                                            0           0        429
  Principal payments on long-term debt                                                    0     (16,000)  (177,000)
  Proceeds of long-term debt                                                              0           0    125,000
  Purchase of treasury shares                                                        (7,897)     (1,240)         0
  Common stock distributions                                                          1,753         489        645
  Capital contributions to consolidated subsidiaries                                (57,498)          0    (79,800)
  Cash dividends from consolidated subsidiaries                                     237,482       2,237    138,159
                                                                                  ---------------------------------
    Net cash provided by (used in) financing activities                             173,840     (14,514)     7,433
                                                                                  ---------------------------------
    Net increase in cash                                                                302          57   (124,762)
Cash at beginning of year                                                             2,154       2,097      1,859
                                                                                  ---------------------------------
CASH AT END OF YEAR                                                                  $2,456      $2,154  ($122,903)
                                                                                  =================================




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the year for:
      Interest                                                                       $6,401      $6,868    $13,480
      Income taxes                                                                  $46,236     $33,949     $3,616


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  In 1993, Alleghany made a noncash capital contribution of $16,315 to its consolidated subsidiaries by contributing a partnership interest with a cost basis of $2,525 and investment securities with a cost of $13,790.

  In 1991, Alleghany received a noncash dividend of $20,433 from its consolidated subsidiaries by receiving preferred stock with a cost of $17,000 and investment securities with a cost of $3,433.


See accompanying Notes to Condensed Financial Statements.

                                  SCHEDULE III

                             ALLEGHANY CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (in thousands)



1. INVESTMENT IN CONSOLIDATED SUBSIDIARIES. Reference is made to Notes 2 and 3 of the Notes to Consolidated Financial Statements incorporated herein by reference for information regarding the acquisitions of Underwriters Re, Ticor Title and World Minerals and the sale of The Shelby Insurance Company.

2. LONG-TERM DEBT. Reference is made to Note 9 of the Notes to Consolidated Financial Statements incorporated herein by reference for information regarding the significant provisions of long-term debt of Alleghany. Included in long-term debt in the accompanying condensed balance sheets is $19,123 in 1993 and 1992 of intercompany notes payable due to Alleghany Funding.

3. INCOME TAXES. Reference is made to Note 10 of the Notes to Consolidated Financial Statements incorporated herein by reference regarding the Company's adoption of FASB Statement No. 109.

4. COMMITMENTS AND CONTINGENCIES. Reference is made to Note 14 of the Notes to Consolidated Financial Statements incorporated herein by reference.

5. STOCKHOLDERS' EQUITY. Reference is made to Note 11 of the Notes to Consolidated Financial Statements incorporated herein by reference with respect to stockholders' equity and surplus available for dividend payments to Alleghany from its subsidiaries.

                                   SCHEDULE V


                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
                                 (in thousands)




                                                        AT DECEMBER 31
                               -----------------------------------------------------------------
                                                  FUTURE
                                                  POLICY                                OTHER
                                                  BENEFITS,                             POLICY
                               DEFERRED           LOSSES,                               CLAIMS
                               POLICY             CLAIMS                                AND
                               ACQUISITION        AND LOSS           UNEARNED           BENEFITS
YEAR         SEGMENT           COST               EXPENSES           PREMIUMS           PAYABLE
- ----         -------           -----------------------------------------------------------------
1993         Title                      $0        $523,123                 $0                $0
                               =================================================================
             Property
             and casualty
             reinsurance ***       $10,363        $861,204            $49,078                $0
                               =================================================================

1992         Title                      $0        $512,452                 $0                $0
                               =================================================================

1991 **      Title                      $0        $503,136                 $0                $0
                               =================================================================



                                                              FOR THE YEAR ENDED DECEMBER 31
                              ----------------------------------------------------------------------------------------------------
                                                                 BENEFITS,
                                                                 CLAIMS,           AMORTIZATION
                                                                 LOSSES            OF DEFERRED
                                              NET                AND               POLICY             OTHER
                                PREMIUM       INVESTMENT         SETTLEMENT        ACQUISITION        OPERATING          PREMIUMS
YEAR     SEGMENT                REVENUE *     INCOME *           EXPENSES *        COSTS              EXPENSES *         WRITTEN
                              ----------------------------------------------------------------------------------------------------
1993     Title                $1,236,165        $37,736           $121,864                  $0       $1,177,507               $0
                              ====================================================================================================
         Property
         and casualty
         reinsurance ***         $32,703        $10,390            $25,131              $1,194           $5,309          $36,172
                              ====================================================================================================

1992     Title                $1,125,906        $41,022           $109,235                  $0       $1,075,259               $0
                              ====================================================================================================

1991 **  Title                  $874,481        $41,060            $84,338                  $0         $875,997               $0
                              ====================================================================================================



* Does not include Alleghany Corporation or Chicago Title and Trust Company's trust and escrow operations.

** On December 31, 1991, the Company sold The Shelby Insurance Company ("Shelby"). Accordingly, the operations of Shelby and its net assets have been designated as discontinued operations and amounts related to Shelby are not reflected in this schedule.

*** On October 7, 1993, the Company acquired URC Holdings Corp., whose principal subsidiary is Underwriters Reinsurance Company. The acquisition for accounting purposes was effective as of October 1, 1993. Accordingly, results of operations are from October 1, 1993.

                                  SCHEDULE VI


                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                                  REINSURANCE
                      THREE YEARS ENDED DECEMBER 31, 1993
                                 (in thousands)



                                                                                                                    PERCENTAGE
                                                             CEDED TO           ASSUMED                              OF AMOUNT
                                            GROSS             OTHER            FROM OTHER           NET               ASSUMED
                                           AMOUNT           COMPANIES          COMPANIES           AMOUNT             TO NET
                                          ----------        ----------        -----------         ---------        ------------
1993           Title premiums             $1,236,165            $5,547             $1,865        $1,232,483           0.15%
                                          ==========        ==========        ===========        ==========        ============

               Property and casualty          $4,218            $9,994            $38,479           $32,703          117.66%
               reinsurance premiums **    ==========        ==========        ===========        ==========        ============



1992           Title premiums             $1,125,906            $7,079             $2,116        $1,120,943           0.19%
                                          ==========        ==========        ===========        ==========        ============

1991 *         Title premiums               $874,481            $4,792             $3,748          $873,437            0.4%
                                          ==========        ==========        ===========        ==========        ============



* On December 31, 1991, the Company sold The Shelby Insurance Company ("Shelby"). Accordingly, the operations of Shelby and its net assets have been designated as discontinued operations and amounts related to Shelby are not reflected in this schedule.


** On October 7, 1993, the Company acquired URC Holdings Corp., whose principal subsidiary is Underwriters Reinsurance Company. The acquisition for accounting purposes was effective as of October 1, 1993. Accordingly, results of operations are from October 1, 1993.

                                  SCHEDULE XIV


                     ALLEGHANY CORPORATION AND SUBSIDIARIES
            SUPPLEMENTAL PROPERTY AND CASUALTY INSURANCE INFORMATION
                                 (in thousands)




                                                    DISCOUNT,
                                                    IF ANY,
                                   RESERVES         DEDUCTED
                                   FOR              IN RESERVES
                                   UNPAID           FOR UNPAID
                  DEFERRED         CLAIMS           CLAIMS
AFFILIATION       POLICY           AND CLAIM        AND CLAIM                                           NET
WITH              ACQUISITION      ADJUSTMENT       ADJUSTMENT       UNEARNED          EARNED           INVESTMENT
REGISTRANT        COST             EXPENSES         EXPENSES         PREMIUMS          PREMIUMS         INCOME
- -------------     ------------------------------------------------------------------------------------------------
1993
Consolidated
property-
casualty
entities *        $10,363          $861,204         $0               $49,078           $32,703          $10,390
                  ================================================================================================





                        CLAIMS AND CLAIM
                        ADJUSTMENT EXPENSES
                        INCURRED RELATED TO           AMORTIZATION
                        -------------------           OF DEFERRED       PAID CLAIMS
AFFILIATION             (1)            (2)            POLICY            AND CLAIM
WITH                    CURRENT        PRIOR          ACQUISITION       ADJUSTMENT        PREMIUMS
REGISTRANT              YEAR           YEAR           COSTS             EXPENSES          WRITTEN
- -------------           --------------------------------------------------------------------------
1993
Consolidated
property-
casualty
entities *              $25,131        $0             $1,194            $27,876          $36,172
                        ==========================================================================


* On October 7, 1993, the Company acquired URC Holdings Corp., whose principal subsidiary is Underwriters Reinsurance Company. The acquisition for accounting purposes was effective as of October 1, 1993. Accordingly, results of operations are from October 1, 1993.

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
ALLEGHANY CORPORATION:

Under date of February 23, 1994, we reported on the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, changes in common stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993 as contained in the 1993 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10- K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and No. 109 "Accounting for Income Taxes" at December 31, 1993 and in 1992 respectively.




                                                     /s/ KPMG Peat Marwick
                                                     KPMG PEAT MARWICK



New York, New York
February 23, 1994

                             ALLEGHANY CORPORATION

                                AND SUBSIDIARIES

                               INDEX TO EXHIBITS



Exhibit Number             Description


  *10.01                   Description of Alleghany Management Incentive Plan.

  *10.02(a)                Agreement dated as of December 22, 1993 between
                           Alleghany and David B. Cuming. Agreements dated as of December 22, 1993 between Alleghany and each of F.M. Kirby, John J. Burns, Jr., Richard P. Toft,
                           Theodore E. Somerville, John E. Conway and Peter R.
                           Sismondo are omitted pursuant to Instruction 2 of
                           Item 601 of Regulation S-K.

  *10.02(b)                Agreement dated as of December 15, 1993 between CT&T
                           and Richard P. Toft.

  *10.11(b)                Second Amendment to Employment Agreement dated as of
                           January 1, 1994, among CT&T, Alleghany and Richard
                           P. Toft.

  *10.15 CT&T Executive Performance Unit Incentive Plan of 1992, adopted and effective as of January 1, 1992, as amended and restated effective January 1, 1993.





- ---------------------
*     Compensatory plan or arrangement.

Exhibit Number             Description


  *10.16 Description of CT&T Quality Business Management Incentive Program for the Presidents of CT&T and Chicago Title Insurance Company, effective as of January 1, 1989, as amended as of January 1, 1992.

  *10.19(b)                 Description of compensatory arrangement between
                           Alleghany and Paul F. Woodberry.

  10.28(d) Amended and Restated Credit Agreement dated as of December 30, 1993 among CT&T, certain commercial lending institutions and Continental Bank, N.A. as agent.

  13 Pages 2 and 3, pages 6 through 16, and pages 21 through 45 of the Annual Report to Stockholders of Alleghany for the year 1993, dated March 15, 1994.

  21                       List of subsidiaries of Alleghany.

  23 Consent of KPMG Peat Marwick, independent certified public accountants, to the incorporation by reference of their reports relating to the financial statements and related schedules of Alleghany and subsidiaries in the prospectus contained in the Registration Statement on Form
                           S-8 of Alleghany (Registration No. 27598).

  28 Information from reports furnished to state regulatory authorities by Underwriters Reinsurance Company and Commercial Underwriters Insurance Company.

- -----------------------
*       Compensatory plan or arrangement.