Form 10-Q
period 1994-03-31
ALLEGHANY CORP /DE
filed 1994-05-13
CIK 775368

[TEXT]
                   SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.


                              FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR QUARTER ENDED MARCH 31, 1994


                     COMMISSION FILE NUMBER 1-9371






                         ALLEGHANY CORPORATION
                         ---------------------
         EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER


                             DELAWARE
                             --------
  STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION


                           51-0283071
                           ----------
    INTERNAL REVENUE SERVICE EMPLOYER IDENTIFICATION NUMBER


          PARK AVENUE PLAZA, NEW YORK, NEW YORK  10055
          --------------------------------------------
    ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE


                           212/752-1356
                           ------------
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


                        NOT APPLICABLE
                        --------------
     FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR,
                 IF CHANGED SINCE LAST REPORT

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:

              YES    X                       NO
              --------                       --------



INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S
CLASS OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY
THIS REPORT:
                              6,759,472
                              ---------
                       (AS OF MARCH 31, 1994)

                      PART I.  FINANCIAL INFORMATION
                      ITEM 1.  FINANCIAL STATEMENTS

                  ALLEGHANY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
                        FOR THE THREE MONTHS ENDED
                          MARCH 31, 1994 AND 1993
        (dollars in thousands, except share and per share amounts)
                              (unaudited)


                                                1994       1993
                                           ========================
Revenues
  Title premiums, escrow and trust fees       $352,759    $289,850
  Net reinsurance premiums earned               52,679           0
  Interest on loans receivable                  38,084      44,702
  Interest, dividend and other income           49,357      37,477
  Net mineral and filtration sales              35,964      35,991
  Net gain on investment transactions              173      11,312
                                           ------------------------
    Total revenues                             529,016     419,332
                                           ------------------------
Costs and expenses
  Salaries, commissions and other
    employee benefits                          274,492     219,849
  Administrative, selling and
    other operating expenses                    92,994      85,628
  Provisions for title losses and
    other claims                                23,421      25,645
  Property and casualty losses and
    loss adjustment expenses                    44,160           0
  Cost of mineral and filtration sales          25,480      26,325
  Interest on deposits                          27,941      28,770
  Interest expense                               7,280       7,960
  Corporate administration                       3,507       4,122
                                           ------------------------
    Total costs and expenses                   499,275     398,299
                                           ------------------------
    Earnings before income taxes                29,741      21,033

Income taxes                                     9,803     (12,310)
                                           ------------------------
    Net earnings                               $19,938     $33,343
                                           ========================

Earnings per share of common stock
  - operations                                   $2.95       $4.90
                                           ========================

Dividends per share of common stock                  *           *
                                           ========================

Average number of outstanding shares
  of common stock **                         6,759,225   6,800,921
                                           ========================

* In March 1994 and 1993, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
** Adjusted to reflect 2% stock dividends declared in March 1993 and 1994.

              ALLEGHANY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                MARCH 31, 1994 AND DECEMBER 31, 1993
     (dollars in thousands, except share and per share amounts)


                                              March 31,
                                                1994   December 31,
                                             (Unaudited)   1993
                                             ======================
Assets

 Investments
   Fixed maturities:
     Held for investment:
       U.S. Government,
         government agency
         and municipal
         obligations      market     $321,982  $332,391   $265,975
       Certificates of
         Deposit          market       $1,821     1,821      1,035
     Available for sale:
       U.S. Government,
         government agency
         and municipal    amorti-
         obligations      zed cost $1,224,576 1,192,176  1,144,090
        Certificates of
          deposit and
          commercial      amorti-
         paper            zed cost    $65,335    65,335    142,795
        Securities pur-
          chased under
          agreement to    amorti-
          resell          zed cost     $2,538     2,538     75,091
        Bonds, notes      amorti-
          and other       zed cost   $447,872   441,345    380,821
     Equity securities    cost       $112,220   127,776    144,616
                                              --------------------
                                              2,163,382  2,154,423

 Cash                                            90,315    163,748
  Notes receivable                               91,536     91,536

  Loans receivable:
    Residential real estate                   1,647,499  1,650,660
    Commercial real estate                      321,107    323,746
                                              --------------------
                                              1,968,606  1,974,406
                                              --------------------
  Construction real estate                      134,656    124,884
    Less:  Undisbursed portion of
           loans in process                     (46,479)   (36,838)
                                              ---------------------
                                                 88,177     88,046
                                              ---------------------
    Other loans                                  39,444     40,647
                                              ---------------------
                                              2,096,227  2,103,099
  Less:
    Allowance for estimated loan losses         (21,429)   (22,442)
    Unamortized loan fees                        (8,283)    (8,061)
                                              ---------------------
       Total loans receivable                 2,066,515  2,072,596

  Accounts and other receivables,
    less allowances                             196,140    193,573
  Title records and indexes                     155,231    155,121
  Real estate                                    97,172     96,808
  Property and equipment -- at cost,
    less accumulated depreciation
    and amortization                            260,001    257,753
  Reinsurance receivable                        366,877    353,903
  Other assets                                  407,593    385,942
  Assets pledged to secure trust
    and escrow deposits                         346,687    359,537
                                             ----------------------
                                             $6,241,449 $6,284,940
                                             ======================

Liabilities and Common Stockholders' Equity

  Deposits                                   $2,813,030 $2,750,573
  Title losses and other claims                 535,543    533,190
  Property and casualty losses
    and loss adjustment expenses                874,419    861,204
  Other liabilities                             386,315    464,287
  Long-term debt of parent company               59,600     59,600
  Long-term debt of subsidiaries                341,562    347,338
  Trust and escrow deposits secured
    by pledged assets                           340,181    353,014
                                             ----------------------
       Total liabilities                      5,350,650  5,369,206

  Common stockholders' equity                   890,799    915,734
                                             ----------------------

                                             $6,241,449 $6,284,940
                                             ======================

Shares of common stock outstanding            6,759,472  6,759,142*
                                             ======================

Common stockholders' equity per share           $131.79    $135.48*
                                             ======================

* Adjusted to reflect the 2% stock dividend declared in March 1994.

                    ALLEGHANY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED
                            MARCH 31, 1994 AND 1993
                            (dollars in thousands)
                                 (unaudited)


                                                   1994     1993
                                                ===================
Cash flows from operating activities
  Net earnings                                    $19,938  $33,343
  Adjustments to reconcile net earnings
    to cash used in operations:
    Depreciation and amortization                  12,625   10,817
    Amortization and accretion of
      discounts and premiums                        1,325   (1,675)
    Net gain on investment transactions              (173) (11,312)
    Other charges to operations, net               (3,682)   2,260
    Increase in accounts and other
        receivables, less allowances               (2,567)  (9,320)
      Increase in reinsurance receivable          (12,974)       0
    Increase (decrease) in title losses
      and other claims                              2,353   (1,738)
    Increase in property and casualty
      loss and loss adjustment expenses            13,215        0
    Increase in other assets                         (925) (17,958)
    Decrease in other liabilities                 (77,972) (30,932)
    Decrease (increase) in net assets
      pledged to secure trust and
      escrow deposits                                  17   (5,650)
                                                -------------------
    Net adjustments                               (68,758) (65,508)
                                                -------------------
    Cash used in operations                       (48,820) (32,165)
                                                -------------------
Cash flows from investing activities
  Purchase of investments                        (419,974)(410,605)
  Maturities of investments                       235,922  160,967
  Sales of investments                            104,134  196,751
  Net (increase) decrease in loans
    receivable                                     (9,806)  11,038
  Sales of loans receivable                        13,836        0
  Purchase of real estate                          (1,134)    (541)
  Sales of real estate                              3,913    3,530
  Purchases of property and equipment              (8,105) (17,008)
  Disposition of property and equipment                40      550
  Net purchases of title records and indexes         (110)   1,253
                                                -------------------
      Net cash used in investing activities       (81,284) (54,065)
                                                -------------------
Cash flows from financing activities
  Principal payments on long-term debt             (5,832)  (2,358)
  Proceeds of long-term debt                            0    2,015
  Net increase in deposits                         62,457   62,004
  Common stock distributions                           46      126
                                                -------------------
    Net cash provided by financing activities      56,671   61,787
    Net decrease in cash                          (73,433) (24,443)
  Cash at beginning of period                     163,748   81,750
                                                -------------------
Cash at end of period                             $90,315  $57,307
                                                ===================

Supplemental disclosures of
  cash flow information
  Cash paid during the period for:
    Interest                                      $33,974  $32,681
    Income taxes                                   $1,142   $1,038

Supplemental disclosures of noncash
  investing activities
  Transfer of loans to other
    real estate owned                              $3,790  $11,084
  Transfer of loans to facilitate
    the sale of real estate                          $546   $1,030

           Notes to Consolidated Financial Statements


          This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1993
(the "1993 Form 10-K Report") of Alleghany Corporation (the
"Company").

          The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

Contingencies
- - -------------

          The Company's subsidiaries and division are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of March 31, 1994.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS.
          -----------------------------------

          The Company reported net earnings of $19.9 million on revenues of $529.0 million in the 1994 first quarter, compared with $33.3 million on revenues of $419.3 million in the 1993 first quarter. The Company's net earnings in the 1993 quarter include a credit of $20.0 million in the provision for income taxes, resulting from an adjustment of the Company's tax reserves upon the favorable resolution of major tax issues raised by the Internal Revenue Service relating to the Company's sale of Investors Diversified Services, Inc. to American Express Company in 1984. Net gains on investment transactions after taxes were $7.4 million in the 1993 quarter, compared with only $0.2 million in the more recent quarter. Exclusive of these gains and the 1993 credit, the Company's operating results were significantly stronger in the first quarter of 1994 than in the comparable period of 1993.

          Chicago Title and Trust Company ("CT&T") contributed pre-tax earnings of $23.2 million on revenues of $364.9 million in the 1994 first quarter, compared with $11.0 million on revenues of $308.1 million in the 1993 first quarter. The 1993 figure includes net pre-tax gains on investment transactions of $4.7 million, whereas the 1994 figure reflects a net pre-tax loss on such transactions of $0.2 million. Exclusive of these amounts, CT&T's pre-tax earnings were $17.1 million higher in the more recent quarter.

          CT&T's title operations in the first three months of 1994 produced the best first-quarter results in CT&T's history. The residential refinancing and resale markets were very active, and there was continued momentum in the commercial sector. In addition, CT&T benefited from the spillover of a record level of refinancings in the last quarter of 1993. These results were achieved in what is characteristically a slow period in the title industry, and this year even less activity was expected due to the record cold and snowfalls throughout much of the nation. The recent upward movement in interest rates has dramatically slowed residential refinancing orders, which will be reflected in 1994 second-quarter results, but conventional sales and resales continue to be strong, reflecting a general concern of home buyers that interest rates will continue to rise.

          Sacramento Savings contributed pre-tax earnings of $5.1 million on revenues of $48.9 million in the first three months of 1994, compared with $7.2 million on revenues of $53.2 million in the 1993 first quarter. Loan production, although beginning to improve, is still below 1993 levels, resulting in lower net interest margins in the more recent quarter. Deposits totalling $190 million in one large deferred compensation plan for government employees established many years ago, which until expiration at 1994 year-end earn a fixed rate of interest of 10 percent, also had a depressing effect on 1994 first-quarter results.

          Sacramento Savings' non-performing assets (net of specific reserves relating thereto) declined from $106.4 million, or 3.71 percent of Sacramento Savings' assets, at March 31, 1993 to $102.0 million, or 3.36 percent of Sacramento Savings' assets, at March 31, 1994. The aggregate net book value of non-earning real estate investments was $37.8 million at the end of the first quarter of 1994, down from $38.5 million a year earlier. Continuing a trend, monthly additions to reserves for foreclosed property and loans totalled only $1.3 million in the 1994 quarter, compared with $3.0 million in the 1993 quarter, reflecting Sacramento Savings' belief that real estate values in its market are stabilizing.

          Giving effect to the indebtedness incurred in connection with the acquisition of Sacramento Savings by its immediate parent company and to the operations of that company's three other subsidiaries, Sacramento Savings contributed pre-tax earnings of $3.7 million in the 1994 first quarter, compared with $5.5 million in the first quarter of 1993.

          Acquired by the Company in October 1993, Underwriters Reinsurance Company ("Underwriters") had a pre-tax loss of $2.6 million on revenues of $59.5 million in the first three months of 1994. This loss reflected a pre-tax charge of $5 million for estimated losses associated with the earthquake in Los Angeles, California in January 1994. In addition, in connection with the restructuring of a portion of its portfolio, Underwriters recorded net pre-tax losses of $3.2 million on sales of fixed-maturity investments. However, Underwriters' premium revenues were higher than expected and thus, exclusive of these unusual items, operating results for the quarter were strong.

          World Minerals Inc. ("World Minerals") contributed pre-tax earnings of $3.1 million on revenues of $36.2 million in the first quarter of 1994, compared with $1.1 million on revenues of $36.0 million in the 1993 first quarter. The improved results are primarily due to lower production and administrative costs than last year, when World Minerals experienced high expenses associated with manufacturing problems and actions taken to strengthen its management.

          The Company's results in the first quarter of 1994 are not necessarily indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.


                   PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
         -----------------

          On January 7, 1985, the Federal Trade Commission (the "FTC") filed a complaint alleging that six of the nation's largest title insurance companies, including the three principal title insurance companies now owned by CT&T, violated Section 5 of the Federal Trade Commission Act in connection with their participation in rating bureaus in thirteen states. The status of such proceedings was last reported in Item 3 of Part I of the Company's 1993 Form 10-K Report.

          As previously reported, in June 1992 the United States Supreme Court issued a decision in favor of the FTC with respect to two states, holding that rating-bureau activity in Montana and Wisconsin had not been sufficiently active to permit the title insurers to invoke the state-action immunity doctrine. Upon remand, the Third Circuit Court of Appeals issued a decision in June 1993 in favor of the FTC with respect to two additional states, Arizona and Connecticut, on the same grounds. After the Third Circuit Court of Appeals dismissed the title insurers' petition for a rehearing en banc in August 1993, the title insurers filed a petition for a writ of certiorari to the United States Supreme Court. The title insurers' petition was denied on March 21, 1994. The FTC action was for injunctive relief only. On April 22, 1994, the FTC issued a final cease and desist order with respect to the title insurers' participation in rating bureaus in the states of Montana, Wisconsin, Arizona and Connecticut. CT&T anticipates no practical adverse consequences from this order.

          In April 1990, a class action seeking treble damages was filed in the United States District Court for the District of Arizona against the title insurers involved in the FTC action, challenging rating-bureau activity in Arizona and Wisconsin. As previously reported, the parties to the litigation entered into a memorandum of understanding which outlined the terms of a settlement of such litigation. The memorandum of understanding provided for a definitive written agreement and application for the necessary approval of the District Court. The parties also submitted a request to the United States Supreme Court to defer action, pending the District Court's consideration of the settlement, on a petition for a writ of certiorari previously filed by the title insurers to review an adverse decision of the Ninth Circuit Court of Appeals. Despite such request, the United States Supreme Court granted the title insurers' petition on October 4, 1993. However, on April 4, 1994, after full argument by the parties on the merits of the case, the Supreme Court dismissed the writ as improvidently granted. Pursuant to the memorandum of understanding, a definitive written agreement embodying the terms of the settlement has been executed, and an application is being prepared for submission to the District Court seeking approval of the settlement.

          On April 21, 1994, a class action seeking treble damages was filed in the United States District Court for the Eastern District of Wisconsin asserting federal antitrust claims against several defendants, including the title insurance subsidiaries of CT&T, arising from the Wisconsin rating-bureau activity that was the subject of the FTC action. No procedural steps have yet been taken in this case.

ITEM 5.  OTHER INFORMATION.
         -----------------

          On April 29, 1994, the Company entered into an Agreement and Plan of Merger with Montag & Caldwell Associates, Inc. and its shareholders providing for the acquisition by the Company of Montag & Caldwell Associates, Inc. The closing, which is subject to customary legal conditions, is expected to take place in mid-summer 1994. The acquisition will be effected through an exchange of stock and will be accounted for by the pooling-of-interests method of accounting.

          Located in Atlanta, Georgia, Montag & Caldwell
Associates, Inc. provides money management services and investment counseling to institutions, foundations and individuals, and reported assets under management of approximately $2.0 billion as of 1993 year-end.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

               (a)  Exhibits.
                    --------
Exhibit
Number                             Description
- - -------                            -----------

10.1(a)                        Agreement and Plan of Merger
                               dated as of April 29, 1994
                               among Montag & Caldwell
                               Associates, Inc., Alleghany
                               Acquisition Corporation, the
                               Company and the Shareholders
                               of Montag & Caldwell
                               Associates, Inc. (the "Montag
                               & Caldwell Acquisition
                               Agreement").

10.1(b)                        List of Contents of Exhibits
                               to the Montag & Caldwell
                               Acquisition Agreement which
                               are not being filed herewith.
                               The Company agrees to furnish
                               supplementally a copy of any
                               omitted Exhibit to the
                               Commission upon request.

          (b)  Reports on Form 8-K.
               -------------------

          No reports on Form 8-K were filed during the first quarter of 1994.

                         SIGNATURES

          Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ALLEGHANY CORPORATION
                              ---------------------
                              Registrant


Date:  May 13, 1994             /s/ David B. Cuming
                              ---------------------
                              David B. Cuming
                              Senior Vice President
                              (and principal financial
                              officer)

                        Exhibit Index
                        -------------

Exhibit
Number                             Description
- - -------                            -----------

10.1(a)                        Agreement and Plan of Merger
                               dated as of April 29, 1994
                               among Montag & Caldwell
                               Associates, Inc., Alleghany
                               Acquisition Corporation, the
                               Company and the Shareholders
                               of Montag & Caldwell
                               Associates, Inc. (the "Montag
                               & Caldwell Acquisition
                               Agreement").

10.1(b)                        List of Contents of Exhibits
                               to the Montag & Caldwell
                               Acquisition Agreement which
                               are not being filed herewith.
                               The Company agrees to furnish
                               supplementally a copy of any
                               omitted Exhibit to the
                               Commission upon request.