Form 10-Q
period 1994-06-30
ALLEGHANY CORP /DE
filed 1994-08-12
CIK 775368

                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.

                                FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR QUARTER ENDED JUNE 30, 1994

                        COMMISSION FILE NUMBER 1-9371


                          ALLEGHANY CORPORATION

            EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

                                DELAWARE

      STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION

                                51-0283071

         INTERNAL REVENUE SERVICE EMPLOYER IDENTIFICATION NUMBER

                PARK AVENUE PLAZA, NEW YORK, NEW YORK  10055

          ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE

                                 212/752-1356

             REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                               NOT APPLICABLE

             FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

              YES    X   NO


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S
CLASS OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY
THIS REPORT:

                            6,747,524
                       (AS OF JUNE 30, 1994)

                   PART I.  FINANCIAL INFORMATION
                   ITEM 1.  FINANCIAL STATEMENTS

              ALLEGHANY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS
                   FOR THE THREE MONTHS ENDED
                       JUNE 30, 1994 AND 1993
     (dollars in thousands, except share and per share amounts)
                              (unaudited)

                                               1994        1993*
                                            =====================

     REVENUES
       Title premiums, escrow
         and trust fees                      $338,773    $331,095
       Net reinsurance premiums earned         43,856           0
       Interest, dividend and other income     37,552      27,551
       Net mineral and filtration sales        41,562      37,735
       Net gain on investment transactions      6,427         519
                                            ---------------------
         Total revenues                       468,170     396,900
                                            ---------------------

     COSTS AND EXPENSES
       Salaries, commissions and
         other employee benefits              254,681     224,122
       Administrative, selling
         and other operating expenses          86,072      80,390
       Provisions for title losses and
         other claims                          27,491      30,144
       Property and casualty losses and
         loss adjustment expenses              35,622           0
       Cost of mineral and filtration sales    28,943      27,041
       Interest expenses                        6,847       6,735
       Corporate administration                 6,907       3,630
                                            ---------------------
         Total costs and expenses             446,563     372,062
                                            ---------------------

         Earnings from continuing
           operations, before income taxes     21,607      24,838

   Income taxes                                 5,277       8,483
                                            ---------------------

         Earnings from continuing operations   16,330      16,355
                                            ---------------------

     Discontinued operations:
         Earnings from discontinued
           operations, net of tax               2,275       4,972
         Benefit of excess of tax basis
           over book                           16,800           0
                                            ---------------------

         Net earnings                         $35,405     $21,327
                                            =====================

     EARNINGS PER SHARE OF COMMON STOCK
         Operations                             $2.42       $2.41
         Discontinued operations                 0.33        0.73
         Benefit of excess of tax basis
           over book                             2.49        0.00
                                            ---------------------
         Total earnings per share               $5.24       $3.14
                                            =====================


     Dividends per share of common stock           **          **
                                            =====================

     Average number of outstanding shares
       of common stock ***                  6,755,999   6,801,675
                                            =====================

     *       Restated to reflect discontinued operations.
     ** In March 1994 and 1993, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
     *** Adjusted to reflect 2% stock dividends declared in March 1993 and 1994.

                  ALLEGHANY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                         FOR THE SIX MONTHS ENDED
                           JUNE 30, 1994 AND 1993
      (dollars in thousands, except share and per share amounts)
                               (unaudited)

                                                1994       1993 *
                                             ====================

     REVENUES
       Title premiums, escrow and
          trust fees                         $691,532    $620,945
       Net reinsurance premiums earned         96,535           0
       Interest, dividend and other
          income                               76,041      55,336
       Net mineral and filtration sales        77,526      73,726
       Net gain on investment
          transactions                          6,519      11,831
                                             --------------------
         Total revenues                       948,153     761,838
                                             ====================
     COSTS AND EXPENSES
       Salaries, commissions
         and other employee benefits          522,132     436,972
       Administrative, selling and
          other operating expenses            170,403     155,730
       Provisions for title losses
          and other claims                     50,912      55,789
       Property and casualty losses
         and loss adjustment expenses          79,782           0
       Cost of mineral and
         filtration sales                      54,423      53,366
       Interest expenses                       13,923      13,611
       Corporate administration                10,414       7,752
                                             --------------------
         Total costs and expenses             901,989     723,220
                                             --------------------
         Earnings from continuing
           operations, before income taxes     46,164      38,618

     Income taxes                              12,845      (6,900)
                                             --------------------

         Earnings from continuing
           operations                          33,319      45,518
                                             --------------------
     Discontinued operations:
         Earnings from discontinued
           operations, net of tax               5,225       9,152
         Benefit of excess of
           tax basis over book                 16,800           0

         Net earnings                         $55,344     $54,670
                                             ====================
EARNINGS PER SHARE OF COMMON STOCK
         Operations                             $4.93       $6.69
         Discontinued operations                 0.77        1.35
         Benefit of excess of tax basis
           over book                             2.49        0.00
                                             --------------------
         Total earnings per share               $8.19       $8.04
                                            =====================

     Dividends per share of common stock           **          **
                                            =====================

     Average number of outstanding shares
       of common stock ***                  6,757,382   6,801,289
                                            =====================

*     Restated to reflect discontinued operations.
** In March 1994 and 1993, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
*** Adjusted to reflect 2% stock dividends declared in March 1993 and 1994.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1994 AND DECEMBER 31, 1993
        (dollars in thousands, except share and per share amounts)

                                            June 30,
                                              1994   December 31,
                                          (Unaudited)   1993*
                                        ========================

ASSETS

 Investments
   Fixed maturities - available
     for sale
       U.S. Government,
         government agency
         and municipal   amorti-
         obligations     zed cost $893,104   855,507    850,257
       Certificates of
         deposit and
         commercial      amorti-
         paper           zed cost  $74,839    74,839    143,830
        Bonds, notes     amorti-
          and other      zed cost $413,942   404,771    380,821
    Equity securities    cost     $117,454   134,281    144,616
                                           --------------------
                                           1,469,398  1,519,524

  Cash                                        30,810     40,774
  Notes receivable                            91,536     91,536
  Accounts and other receivables,
    less allowances                          208,522    177,669
  Title records and indexes                  155,376    155,121
  Property and equipment - at cost,
    less accumulated depreciation
    and amortization                         203,509    205,042
  Reinsurance receivable                     387,926    353,903
  Other assets                               380,410    364,416
  Assets pledged to secure trust
    and escrow deposits                      352,601    359,537
  Net assets of discontinued operations      200,371    201,601
                                          ---------------------
                                          $3,480,459 $3,469,123
                                          =====================

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

  Title losses and other claims             $539,188   $533,190
  Property and casualty losses
    and loss adjustment expenses             903,013    861,204
  Other liabilities                          396,411    400,678
  Long-term debt of parent company            59,600     59,600
  Long-term debt of subsidiaries             329,433    345,703
  Trust and escrow deposits secured
    by pledged assets                        345,570    353,014
       Total liabilities                   2,573,215  2,553,389

  Common stockholders' equity                907,244    915,734
                                          ---------------------
                                          $3,480,459 $3,469,123
                                          =====================
Shares of common stock outstanding         6,747,524  6,759,142**

Common stockholders' equity per share        $134.26    $135.48**
                                          =====================

*    Restated to reflect discontinued operations.
** Adjusted to reflect the 2% stock dividend declared in March 1994.

                ALLEGHANY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED
                         JUNE 30, 1994 AND 1993
                         (dollars in thousands)
                              (unaudited)

                                                1994       1993  *
                                             =====================

CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings from continuing operations         $33,319      $45,518
  Adjustments to reconcile earnings
   from continuing operations to cash
   provided by continuing operations:
    Depreciation and amortization              22,307       19,406
    Net gain on investment transactions        (6,519)     (11,831)
    Other charges to operations, net            5,665         (353)
    Increase in accounts and other
      receivables, less allowances            (30,853)      (8,758)
    Increase in reinsurance receivable        (34,023)           0
    Increase in title losses and
      other claims                              5,998        1,184
    Increase in property and
      casualty loss and loss
      adjustment expenses                      41,809            0
    Decrease in other assets                    6,180        2,528
    Decrease in other liabilities              (4,370)      (7,237)
    Decrease (increase) in net assets
      pledged to secure trust
      and escrow deposits                         508       (5,771)
                                              --------------------
      Net adjustments                           6,702      (10,832)
                                              --------------------
      Cash provided by continuing operations   40,021       34,686
                                              --------------------
      Cash provided by discontinued operations  5,602        4,740
                                              --------------------
      Cash provided by operations              45,623       39,426
                                              --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                    (538,317)    (394,764)
  Maturities of investments                   252,954       58,866
  Sales of investments                        257,466      315,124
  Purchases of property and equipment         (13,411)     (22,637)
  Other                                         3,754        2,210
                                              --------------------
    Net cash used in investing activities     (37,554)     (41,201)
                                              --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt        (16,328)      (5,073)
  Other                                         1,705        1,191
                                              --------------------


  Net cash provided by financing activities   (18,033)      (3,882)
                                              --------------------
  Net increase (decrease) in cash              (9,964)      (5,657)
Cash at beginning of period                    40,774       33,478
                                              --------------------
Cash at end of period                         $30,810      $27,821
                                              ====================

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                $41,957      $42,313
      Income taxes                            $17,493      $13,880


*  Restated to reflect discontinued operations.

          Notes to Consolidated Financial Statements


          This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1993, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (the "1994 First-Quarter Form 10-Q Report"), of Alleghany Corporation (the "Company").

          The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim period covered thereby. All adjustments are of a normal and recurring nature except as described herein.

Pending Disposition
- - -------------------

          On May 18, 1994, the Company entered into a Stock Purchase Agreement with First Interstate Bank of California, the principal subsidiary of First Interstate Bancorp, providing for the sale by the Company to First Interstate Bank of California of Sacramento Savings Bank ("Sacramento Savings") and an ancillary company, for a cash purchase price of $331 million, subject to adjustment. As part of the transaction, the Company will purchase certain real estate and real estate-related assets of Sacramento Savings (to the extent not sold to third parties prior to the closing) at their book value as of the closing. At April 30, 1994, such assets had a book value of about $132 million. The closing, which is subject to customary legal conditions and approvals by federal and California state banking authorities, is expected to take place in the fourth quarter of 1994.

          Because of their impending sale, Sacramento
Savings and the ancillary company have been treated as discontinued operations in the accompanying consolidated financial statements. Such statements include a credit to earnings of $16.8 million in the second quarter of 1994, representing a tax benefit related to the impending sale; the tax benefit reflects the excess of the Company's tax basis in Sacramento Savings over its book basis. Completion of the sale of Sacramento Savings is expected to result in a further addition to the Company's 1994 net earnings of about $50 million, or about $7.00 per share.

          Following is selected financial information relating to the discontinued operations of Sacramento
Savings and the ancillary company (in thousands):

                            Quarters Ended     Six Months Ended
                               June 30             June 30
                        ---------------------------------------
                         1994      1993      1994        1993
                        ---------------------------------------

REVENUES
- - --------
 Interest on loans
  receivable          $38,425    $43,968    $76,509     $ 88,670
 Interest, dividend
  and other income     10,898      9,600     21,767       18,248
 Net (loss)/gain on
  investment
    transactions         (26)        939         55          939
                       ------------------------------------------
     Total revenues    49,297     54,507     98,331      107,857
                       ------------------------------------------

COSTS AND EXPENSES
 Salaries, commissions
  & other employment
  benefits              7,069      6,998     14,110       13,997
 Administrative,
  selling  & other
  operating expenses    9,580      9,899     18,243       20,187
 Interest on deposits  28,185     28,835     56,126       57,517
 Interest expense         292        133        496          261
                       ------------------------------------------
     Total costs and
       expenses        45,126     45,865     88,975       91,962
                       ------------------------------------------
   Earnings from
     operations,
     before income
     taxes              4,171      8,642      9,356       15,895
   Income taxes         1,896      3,670      4,131        6,743
                        -----------------------------------------
     Earnings from
       operations     $ 2,275    $ 4,972    $ 5,225      $ 9,152
                        =========================================

                                  As of               As of
                                 June 30,           December 31,
                                   1994                 1993
                              ----------------------------------

ASSETS
 Investments                  $  617,242             $  634,899
 Cash                             22,173                122,974
 Loans receivable              2,141,791              2,072,596
 Real estate                      85,003                 81,917
 Other assets                    114,822                105,032
                              ---------------------------------
   Total                      $2,981,031             $3,017,418
                              =================================

LIABILITIES & COMMON
  STOCKHOLDER'S EQUITY
 Deposits                     $2,736,306             $2,750,573
 Other liabilities                44,354                 65,244
                               --------------------------------
   Total liabilities           2,780,660              2,815,817
 Common stockholder's equity     200,371                201,601
                               --------------------------------
   Total liabilities &
     common stockholder's
     equity                   $2,981,031             $3,017,418
                               ================================

Contingencies
- - -------------

          The Company's subsidiaries and division are parties to claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of June 30, 1994.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS.
          -----------------------------------

          The Company reported net earnings of $35.4 million in the second quarter of 1994 compared with $21.3 million in the second quarter of 1993, and $55.3 million in the first six months of 1994 compared with $54.7 million in the first six months of 1993. These net earnings included contributions from continuing operations and discontinued operations, and the credits and gains described below.

          Continuing operations contributed net earnings of $16.3 million on revenues of $468.2 million in the 1994 second quarter, compared with $16.4 million on revenues of $396.9 million in the 1993 second quarter. Net earnings from continuing operations of $33.3 million on revenues of $948.2 million in the first six months of 1994 compared with $45.5 million on revenues of $761.8 million in the first six months of 1993. Discontinued operations contributed net earnings of $2.3 million in the 1994 second quarter compared with $4.9 million in the 1993 second quarter, and $5.2 million in the first half of 1994 compared with $9.2 million in the first half of 1993.

          The Company's net earnings in the second quarter and first half of 1994 include a credit of $16.8 million representing a tax benefit related to the impending sale of Sacramento Savings and an ancillary company, as described above. The Company's net earnings in the first half of 1993 include a credit of $20.0 million in the provision for income taxes, resulting from an adjustment of the Company's tax reserves upon the favorable resolution of major tax issues raised by the Internal Revenue Service relating to the Company's sale of Investors Diversified Services, Inc. to American Express Company in 1984. Net gains on investment transactions after taxes in the first half of 1994 totalled $4.2 million, compared with $7.7 million in the first half of 1993. Disregarding these credits and gains, the Company's net earnings totalled $34.3 million in the first six months of 1994, compared with $27.0 million in the first six months of 1993.

          Chicago Title and Trust Company ("CT&T") contributed pre-tax earnings of $13.3 million on revenues of $350.4 million in the 1994 second quarter, compared with $26.7 million on revenues of $345.1 million in the second quarter of 1993. In the first six months of 1994, CT&T contributed pre-tax earnings of $36.6 million on revenues of $715.3 million, compared with $37.7 million on revenues of $653.2 million in the first six months of 1993.

          Title insurance orders for residential
refinancings dropped precipitously in the wake of the increase in interest rates beginning in February of this year. Refinancings accounted for about 10 percent of total orders in the 1994 second quarter, compared with 25 percent in the 1994 first quarter and 38 percent in the second quarter of 1993. However, new construction, resales and commercial activity showed significant improvement during the 1994 first half, more than offsetting the decline in revenues from refinancings.

          CT&T's revenues in 1994 reflected significantly more agency activity, as compared with activity in CT&T's owned offices, than in the corresponding periods of 1993, due to several factors. Revenues generated by a significant number of agency orders in late 1993 were recognized in the 1994 first quarter. In addition, the return of a strong conventional housing market, particularly in the smaller markets where more agencies operate, contributed to the increase. The recent acquisition of a few large agencies by CT&T's title insurance subsidiaries also positively impacted agency revenues in the 1994 periods. The resulting increase in the cost of agents' commissions caused a decrease in profit margins.

          Acquired by the Company in October 1993,
Underwriters Reinsurance Company ("Underwriters") contributed pre-tax earnings of $3.6 million on revenues of $53.4 million in the second quarter of 1994, and $1.0 million on revenues of $112.9 million in the first six months of the year. The six-month results reflected a pre-tax charge of about $5 million for estimated losses associated with the earthquake in Los Angeles, California in January 1994. In addition, Underwriters recorded net pre-tax losses of $3.5 million on sales of fixed-maturity investments during the six-month period, most of which were due to a restructuring by Underwriters of a portion of its portfolio in the first quarter.

          World Minerals Inc. ("World Minerals") contributed pre-tax earnings of $4.8 million on revenues of $41.7 million in the 1994 second quarter, compared with $3.1 million on revenues of $37.8 million in the second quarter of 1993. In the first six months of 1994, World Minerals contributed pre-tax earnings of $8.0 million on revenues of $77.9 million, compared with $4.3 million on revenues of $73.8 million in the first six months of 1993.

          Sales volume was higher in the first half of 1994, reflecting in part the results of recent efforts to upgrade sales effectiveness. The improved earnings are also due to lower production and administrative expenses in 1994, resulting from World Minerals' cost reduction efforts during the past year. All areas of World Minerals' operations contributed to these improvements, including the perlite operations of World Minerals' Harborlite subsidiary, which were enhanced by two small acquisitions in the past year.

Discontinued Operations
- - -----------------------

          Due to their impending sale, Sacramento Savings and an ancillary company have been treated as discontinued operations in the accompanying consolidated financial statements. Sacramento Savings and the ancillary company recorded pre-tax earnings of $4.2 million on revenues of $49.3 million in the 1994 second quarter, compared with $8.6 million on revenues of $54.5 million in the second quarter of 1993. In the first six months of 1994, Sacramento Savings and the ancillary company recorded pre-tax earnings of $9.4 million on revenues of $98.3 million, compared with $15.9 million on revenues of $107.9 million in the first six months of 1993.

          Sacramento Savings reported lower net interest margins in the 1994 periods than in the corresponding periods in 1993. Total deposits declined, from $2.8 billion at March 31, 1994 to $2.7 billion at June 30, 1994. Increased deposits from public sources (such as local city and county funds) were more than offset by the loss of deposits in savings accounts in 1994. Interest rates paid on deposits from public sources closely follow currently rising interest rates, whereas the rates that Sacramento Savings earns on its outstanding mortgage loans are repriced at much less frequent intervals, resulting in narrowing margins. In addition, Sacramento Savings' success in marketing new adjustable rate mortgages, which are offered at lower initial rates, adversely affected margins. Also, deposits totalling $190 million in one large deferred compensation plan for government employees established many years ago, which until expiration at 1994 year-end earn a fixed rate of interest of 10 percent, continued to have a depressing effect on results in the first half of 1994.

          Sacramento Savings' non-performing assets other than real estate investments (net of specific reserves relating thereto) declined from $91.0 million, or 3.16 percent of Sacramento Savings' assets, at June 30, 1993 to $84.7 million, or 2.84 percent of Sacramento Savings' assets, at June 30, 1994. The aggregate net book value of non-earning real estate investments was $35.7 million at the end of the second quarter of 1994, down from $37.8 million a year earlier. Continuing a trend, monthly additions to reserves for foreclosed property and non-performing loans totalled only $1.4 million in the 1994 second quarter, compared with $3.4 million in the 1993 second quarter, reflecting Sacramento Savings' belief that real estate values in its market are stabilizing.

          The Company's results in the first half of 1994 are not indicative of operating results in future periods. Upon completion of the sale of Sacramento Savings, the Company and its subsidiaries will have substantially enhanced financial resources, which they intend to use to expand their operations through internal growth and possible further operating-company acquisitions.


                 PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
         -----------------

          On January 7, 1985, the Federal Trade Commission (the "FTC") filed a complaint alleging that six of the nation's largest title insurance companies, including the three principal title insurance companies now owned by CT&T, violated Section 5 of the Federal Trade Commission Act in connection with their participation in rating bureaus in thirteen states. The status of such proceedings was last reported in Item 1 of Part II of the Company's 1994 First-Quarter Form 10-Q Report.

          As previously reported, in June 1992 the United States Supreme Court issued a decision in favor of the FTC with respect to two states, holding that rating-bureau activity in Montana and Wisconsin had not been sufficiently active to permit the title insurers to invoke the state-action immunity doctrine. Upon remand, the Third Circuit Court of Appeals issued a decision in June 1993 in favor of the FTC with respect to two additional states, Arizona and Connecticut, on the same grounds. After the Third Circuit Court of Appeals dismissed the title insurers' petition for a rehearing en banc in August 1993, the title insurers filed a petition for a writ of certiorari to the United States Supreme Court. The title insurers' petition was denied on March 21, 1994. The FTC action was for injunctive relief only. On April 22, 1994, the FTC issued a final cease and desist order with respect to the title insurers' participation in rating bureaus in the states of Montana, Wisconsin, Arizona and Connecticut. CT&T anticipates no practical adverse consequences from this order since its title insurance subsidiaries are not engaged in any of the types of activities proscribed thereby.

          In April 1990, a class action seeking treble damages was filed in the United States District Court for the District of Arizona against the title insurers involved in the FTC action, challenging rating-bureau activity in Arizona and Wisconsin. As previously reported, that case was decided on motion in favor of the title insurers, but the decision was reversed by the Ninth Circuit Court of Appeals. In June 1993, the title insurers filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Ninth Circuit Court of Appeals decision. The parties to the litigation subsequently entered into a memorandum of understanding which outlined the terms of a settlement of such litigation. The memorandum of understanding provided for a definitive written agreement and application for the necessary approval of the District Court. The parties also submitted a request to the Supreme Court to defer action, pending the District Court's consideration of the settlement, on the title insurers' petition for a writ of certiorari. Despite such request, the Supreme Court granted the title insurers' petition on October 4, 1993. However, on April 4, 1994, after full argument by the parties on the merits of the case, the Supreme Court dismissed the writ as improvidently granted. Pursuant to the memorandum of understanding, a definitive written agreement embodying the terms of the settlement has been executed.

          On April 21, 1994, a class action seeking treble damages was filed in the United States District Court for the Eastern District of Wisconsin asserting federal antitrust claims against several defendants, including the title insurance subsidiaries of CT&T, arising from the Wisconsin rating-bureau activity that was the subject of the FTC action. On June 22, 1994, plaintiffs filed a motion to intervene in the litigation pending in the U.S. District Court in Arizona. On July 11, 1994, plaintiffs filed a motion with the Judicial Panel on Multi-District Litigation to transfer the Wisconsin case to the U.S. District Court in Arizona in order to consolidate the Wisconsin and Arizona actions.

          It is expected that the U.S. District Court in Arizona shortly will convene a conference to discuss the status of the settlement agreement and any rights of intervenors. The title insurers are preparing a response to the motion that plaintiffs filed with the Judicial Panel.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

          The Company's 1994 Annual Meeting of Stockholders was held on April 22, 1994. At the Annual Meeting, three directors were re-elected to serve for three-year terms on the Company's Board of Directors, by the following votes:

                        FOR        WITHHELD
                        ---        --------

John J. Burns, Jr.   5,575,441      13,255
Dan R. Carmichael    5,575,115      13,581
William K. Lavin     5,402,202     186,494

          The Alleghany Corporation Amended and Restated
Directors' Stock Option Plan was approved at the Annual
Meeting by a vote of 5,221,913 shares in favor and 170,119 shares opposed. A total of 196,664 shares abstained from voting.

          At the Annual Meeting, the selection of KPMG Peat
Marwick as auditors for the Company for the year 1994 was ratified by a vote of 5,561,648 shares in favor and 24,201 shares opposed. A total of 2,847 shares abstained from voting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

          (a)  Exhibits.
               --------

Exhibit Number                       Description
- - --------------                       -----------

    10.1(a)                   Stock Purchase Agreement dated
                              as of May 18, 1994 by and
                              between First Interstate Bank
                              of California and Alleghany
                              Corporation (the "Sacramento
                              Savings Stock Purchase
                              Agreement").

    10.1(b)                   List of Contents of Exhibits
                              and Schedules to the
                              Sacramento Savings Stock
                              Purchase Agreement which are
                              not being filed herewith.  The
                              Company hereby agrees to
                              furnish to the Commission
                              supplementally a copy of any
                              omitted Exhibit or Schedule
                              upon request.



          (b)  Reports on Form 8-K.
               -------------------

          No reports on Form 8-K were filed during the second quarter of 1994.

                         SIGNATURES

          Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ALLEGHANY CORPORATION
                              ---------------------
                              Registrant


Date:  August 12, 1994        /s/ David B. Cuming
                              -------------------
                              David B. Cuming
                              Senior Vice President
                              (and principal financial
                              officer)

                        EXHIBIT INDEX
                        -------------


Exhibit Number                  Description
- - --------------                  -----------

   10.1(a)              Stock Purchase Agreement dated as of
                        May 18, 1994 by and between First
                        Interstate Bank of California and
                        Alleghany Corporation (the
                        "Sacramento Savings Stock Purchase
                        Agreement").

   10.1(b)              List of Contents of Exhibits and
                        Schedules to the Sacramento Savings
                        Stock Purchase Agreement which are
                        not being filed herewith.  The
                        Company hereby agrees to furnish to
                        the Commission supplementally a copy
                        of any omitted Exhibit or Schedule
                        upon request.