Form 10-Q
period 1994-09-30
ALLEGHANY CORP /DE
filed 1994-11-10
CIK 775368

               SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR QUARTER ENDED SEPTEMBER 30, 1994

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

                            6,936,772
                   (AS OF SEPTEMBER 30, 1994)

                  PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

             ALLEGHANY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                   FOR THE THREE MONTHS ENDED
                   SEPTEMBER 30, 1994 AND 1993
   (dollars in thousands, except share and per share amounts)
                           (unaudited)

                                            1994            1993*
- - -----------------------------------------------------------------
Revenues
  Title premium, escrow and trust fees   $308,674        $359,432
  Net reinsurance premiums earned          48,061               0
  Interest, dividend and other income      39,705          28,650
  Net mineral and filtration sales         40,533          35,203
  Net gain on investment transactions      10,669           5,070
- - -----------------------------------------------------------------
    Total revenues                        447,642         428,355
- - -----------------------------------------------------------------

Costs and expenses
  Salaries, commissions and other
    employee benefits                     235,574         251,994
  Administrative, selling and
    other operating expenses               89,584          82,924
  Provisions for title losses
    and other claims                       24,361          33,129
  Property and casualty losses
    and loss adjustment expenses           37,306               0
  Cost of mineral and filtration sales     20,830          25,183
  Interest expense                          7,888           6,852
  Corporate administration                  4,395           4,952
- - -----------------------------------------------------------------
    Total costs and expenses              419,938         405,034
- - -----------------------------------------------------------------

    Earnings from continuing
      operations, before income taxes      27,704          23,321

Income taxes                                6,509           7,134
- - -----------------------------------------------------------------

    Net earnings from
      continuing operations                21,195          16,187
- - -----------------------------------------------------------------

Discontinued operations
  Earnings from discontinued
    operations, net of tax                  1,040           4,177
  Benefit of excess of
    tax basis over book                         0               0
- - -----------------------------------------------------------------

    Net earnings per share                $22,235         $20,364
=================================================================

Earnings per share of common stock
  Operations                                $3.04           $2.38
  Discontinued operations                    0.16            0.62
  Benefit of excess of
    tax basis over book                      0.00            0.00
- - -----------------------------------------------------------------
    Total earnings per share                $3.20           $3.00
=================================================================

Dividends per share of common stock            **              **
=================================================================

Average number of outstanding
  shares of common stock ***            6,943,552       6,796,843
=================================================================

*    Restated to reflect discontinued operations.
** In March 1994 and 1993, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
*** Adjusted to reflect common stock dividends declared in March 1994 and 1993.

              ALLEGHANY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                    FOR THE NINE MONTHS ENDED
                   SEPTEMBER 30, 1994 AND 1993
   (dollars in thousands, except share and per share amounts)
                           (unaudited)


                                            1994            1993*
- - -----------------------------------------------------------------
Revenues
  Title premium, escrow and
    trust fees                         $1,000,206        $980,377
  Net reinsurance premiums earned         144,596               0
  Interest, dividend and other income     115,746          83,986
  Net mineral and filtration sales        118,059         108,929
  Net gain on investment transactions      17,188          16,901
- - -----------------------------------------------------------------
    Total revenues                      1,395,795       1,190,193
- - -----------------------------------------------------------------

Costs and expenses
  Salaries, commissions and other
    employee benefits                     757,706         688,966
  Administrative, selling and
    other operating expenses              259,987         238,654
  Provisions for title losses
    and other claims                       75,273          88,918
  Property and casualty losses
    and loss adjustment expenses          117,088               0
  Cost of mineral and filtration sales     75,253          78,549
  Interest expense                         21,811          20,463
  Corporate administration                 14,809          12,704
- - -----------------------------------------------------------------
    Total costs and expenses            1,321,927       1,128,254
- - -----------------------------------------------------------------

    Earnings from continuing
      operations, before income taxes      73,868          61,939

Income taxes                               19,354             234
- - -----------------------------------------------------------------

    Net earnings from
      continuing operations                54,514          61,705
- - -----------------------------------------------------------------

Discontinued operations
  Earnings from discontinued
    operations, net of tax                  6,265          13,329
  Benefit of excess of
    tax basis over book                    16,800               0
- - -----------------------------------------------------------------

   Net earnings                           $77,579         $75,034
=================================================================

Earnings per share of common stock
  Operations                                $7.83           $9.08
  Discontinued operations                    0.90            1.96
  Benefit of excess of
    tax basis over book                      2.41            0.00
- - -----------------------------------------------------------------
    Total earnings per share               $11.14          $11.04
=================================================================

Dividends per share of common stock            **              **
=================================================================

Average number of outstanding
  shares of common stock ***            6,962,191       6,799,843
=================================================================

*    Restated to reflect discontinued operations.
** In March 1994 and 1993, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
*** Adjusted to reflect common stock dividends declared in March 1994 and 1993.

              ALLEGHANY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
            SEPTEMBER 30, 1994 AND DECEMBER 31, 1993
   (dollars in thousands, except share and per share amounts)

                                      September 30,
                                               1994  December 31,
                                        (Unaudited)         1993*
- - -----------------------------------------------------------------

ASSETS

 Investments:
  Fixed maturities:
   Available for sale:
    U.S. Government,
    government agency
    and municipal   (amortized
    obligations           cost $874,978)   $832,816      $850,257
    Certificates    (amortized
    of deposit            cost   79,096)     79,096       143,830
    Bonds, notes    (amortized
    and other             cost  399,772)    383,258       380,821
 Equity securities       (cost  215,536)    248,634       144,616
- - -----------------------------------------------------------------
                                          1,543,804     1,519,524

 Cash                                        35,799        40,774
 Notes receivable                            91,536        91,536
 Accounts and other
  receivables, less allowances              292,746       177,669
 Title records and indexes                  155,448       155,121
 Property and equipment -
  at cost, less accumulated
  depreciation                              204,289       205,042
 Reinsurance receivable                     415,858       353,903
 Other assets                               373,338       364,416
 Assets pledged to secure
  trust and escrow deposits                 330,527       359,537
 Net assets of discontinued operations      200,551       201,601
- - -----------------------------------------------------------------
                                         $3,643,896    $3,469,123
=================================================================

LIABILITIES AND
COMMON STOCKHOLDERS' EQUITY

Title losses and other claims              $539,229      $533,190
Property and casualty losses
 and loss adjustment expense                925,358       861,204
Other liabilities                           399,440       400,678
Long-term debt of parent company            197,600        59,600
Long-term debt of subsidiaries              324,710       345,703
Trust and escrow deposits
 secured by pledged assets                  323,414       353,014
- - -----------------------------------------------------------------
   Total liabilities                      2,709,751     2,553,389
Common stockholders' equity                 934,145       915,734
- - -----------------------------------------------------------------
                                         $3,643,896    $3,469,123
=================================================================

Shares of common stock outstanding        6,936,772   6,759,142**
=================================================================

Common stockholders' equity per share       $134.66     $135.48**
=================================================================

*   Adjusted to reflect discontinued operations.
** Adjusted to reflect the common stock dividend declared in March 1994.

              ALLEGHANY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED
                   SEPTEMBER 30, 1994 AND 1993
                     (dollars in thousands)
                           (unaudited)


                                            1994            1993*
- - -----------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Earnings from continuing operations     $54,514         $61,705
 Adjustments to reconcile earnings
  from continuing operations to cash
  provided by continuing operations:
   Depreciation and amortization          32,046          28,729
   Net gain on investment transactions   (17,188)        (16,901)
   Other charges to operations, net        7,768          (1,939)
   (Increase) decrease in accounts
    and other receivables, less
    allowances                          (115,077)         16,243
   Increase in reinsurance receivable    (61,955)              0
   Increase in title losses and
    other claims                           6,039          10,690
   Increase in property and casualty
    loss and loss adjustment expenses     64,154               0
   Decrease (increase) in other assets     7,974         (24,432)
   Decrease in other liabilities          (1,341)           (918)
   Increase in net assets pledged to
    secure trust and escrow deposits        (590)         (5,665)
- - -----------------------------------------------------------------
      Net adjustments                    (78,170)          5,807
- - -----------------------------------------------------------------
     Cash (used in) provided by
       continuing operations             (23,656)         67,412
- - -----------------------------------------------------------------
     Cash provided by
       discontinued operations             5,502           7,154
- - ----------------------------------------------------------------
     Cash (used in) provided
       by operations                     (18,154)         74,566
- - -----------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments               (663,358)       (827,916)
  Maturities of investments              446,555         226,566
  Sales of investments                   132,328         545,349
  Purchases of property and equipment    (19,619)        (28,826)
  Disposition of property and equipment    3,956           1,558
  Net assets acquired in pooling           1,900               0
  Net (purchase) sales of title
   records and indexes                      (327)          1,834
- - -----------------------------------------------------------------
     Net cash used in investing
     activities                          (98,565)        (81,435)
- - -----------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt   (23,163)         (9,079)
  Proceeds on long-term debt             140,083           2,058
  Purchase of treasury shares             (5,101)         (1,148)
  Other                                      (75)            282
- - -----------------------------------------------------------------
     Net cash provided by (used in)
       financing activities              111,744          (7,887)
- - -----------------------------------------------------------------
     Net decrease in cash                 (4,975)        (14,756)
Cash at beginning of period               40,774          33,478
- - -----------------------------------------------------------------
Cash at end of period                    $35,799         $18,722
=================================================================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                             $18,982         $18,971
    Income taxes                         $23,490         $36,267

*  Restated to reflect discontinued operations.

          Notes to Consolidated Financial Statements

          This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31,
1993, and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994, of
Alleghany Corporation (the "Company").

          The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim period covered thereby. All adjustments are of a normal and recurring nature except as described herein.

Disposition
- - -----------

          On October 31, 1994, the Company completed the sale of its consumer banking subsidiary, Sacramento Savings
Bank ("Sacramento Savings"), and an ancillary company to First Interstate Bank of California for a cash purchase price of about $331 million. As part of the transaction, the Company purchased real estate and real estate-related assets of Sacramento Savings for about $116 million.

          Because of their sale, Sacramento Savings and the ancillary company have been treated as discontinued operations in the accompanying consolidated financial statements. Such statements for the 1994 nine-month period include a credit of $16.8 million representing a tax benefit related to the sale as reported last quarter. The sale is also expected to result in a further addition to the Company's 1994 earnings (net of transaction-related expenses and taxes and provisions related to the retained assets) of about $50 million, or about $7.18 per share.

          Following is selected financial information relating to the discontinued operations of Sacramento
Savings and the ancillary company (in thousands):

                            Quarters Ended        Nine Months Ended
                             September 30           September 30
                        -------------------       -----------------

                          1994         1993        1994        1993
                        -------------------------------------------
REVENUES
 Interest on loans
  receivable            $39,298     $41,566    $116,171    $130,236
 Interest, dividend
  and other income        9,702       9,969      31,105      28,217
 Net (loss)/gain on
  investment
   transactions           (386)         823       (331)       1,762
                         ------------------------------------------
     Total revenues      48,614      52,358     146,945     160,215
                         ------------------------------------------

COSTS AND EXPENSES
 Salaries, commissions
  & other employment
  benefits                7,000       6,875      21,110      20,872
 Administrative,
  selling & other
  operating expenses      9,691       9,076      27,934      29,263
 Interest on deposits    29,062      28,576      85,295      86,093
 Interest expense           913          87       1,302         348
                         ------------------------------------------
     Total costs
      and expenses       46,666      44,614     135,641     136,576
                         ------------------------------------------
   Earnings from
    operations,
    before income taxes   1,948       7,744      11,304      23,639
   Income taxes             908       3,567       5,039      10,310
                          -----------------------------------------
     Earnings from
       operations       $ 1,040     $ 4,177     $ 6,265     $13,329
                          =========================================

                                   As of                 As of
                             September 30, 1994    December 31, 1993
                             ---------------------------------------

ASSETS
 Investments                   $  558,994                $  634,899
 Cash                              15,335                   122,974
 Loans receivable               2,213,832                 2,072,596
 Real estate                       76,476                    81,917
 Other assets                     115,180                   105,032
                                -----------------------------------
   Total                       $2,979,817                $3,017,418
                                ===================================

LIABILITIES & COMMON
  STOCKHOLDER'S EQUITY
 Deposits                      $2,664,234                $2,750,573
 Other liabilities                115,032                    65,244
                                -----------------------------------
   Total liabilities            2,779,266                 2,815,817
 Common stockholder's equity      200,551                   201,601
                                -----------------------------------
   Total liabilities &
    common stockholder's
    equity                     $2,979,817                $3,017,418
                                ===================================


Contingencies
- - -------------

          The Company's subsidiaries and division are parties to claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of September 30, 1994.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          ------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS.
          -----------------------------------

          The Company reported net earnings of $22.2 million in the 1994 third quarter compared with $20.4 million in the 1993 third quarter, and $77.6 million in the first nine months of 1994 compared with $75.0 million in the first nine months of 1993. These net earnings included contributions from continuing operations and discontinued operations, and the credits and gains described below.

          Continuing operations contributed net earnings of $21.2 million on revenues of $447.6 million in the 1994 third quarter, compared with $16.2 million on revenues of $428.4 million in the 1993 third quarter. Net earnings from continuing operations of $54.5 million on revenues of $1.40 billion in the first nine months of 1994 compared with $61.7 million on revenues of $1.19 billion in the first nine months of 1993. Discontinued operations contributed net earnings of $1.0 million in the 1994 third quarter compared with $4.2 million in the 1993 third quarter, and $6.3 million in the first nine months of 1994 compared with $13.3 million in the first nine months of 1993.

          The Company's net earnings in the first nine months of 1994 included a credit of $16.8 million representing a tax benefit related to the sale of Sacramento Savings and the ancillary company. The
Company's net earnings in the first nine months of 1993 included a credit of $20.0 million in the provision for income taxes, resulting from an adjustment of the Company's tax reserves upon the favorable resolution of major tax issues raised by the Internal Revenue Service relating to the Company's sale of Investors Diversified Services, Inc.
to American Express Company in 1984. Net gains on investment transactions from continuing operations after taxes in the first nine months of 1994 totalled $11.2 million, compared with $11.0 million in the first nine months of 1993. Disregarding these credits and gains, the Company's net earnings totalled $49.6 million in the first nine months of 1994, compared with $44.0 million in the first nine months of 1993.

          Chicago Title and Trust Company ("CT&T") contributed pre-tax earnings of $13.0 million on revenues of $321.9 million in the 1994 third quarter, compared with $23.6 million on revenues of $374.8 million in the third quarter of 1993. In the first nine months of 1994, CT&T contributed pre-tax earnings of $49.5 million on revenues of $1.04 billion, compared with $61.3 million on revenues of $1.03 billion in the first nine months of 1993.

          CT&T's revenues in the third quarter of 1994 were substantially lower than the record revenues posted in the comparable period of 1993. Refinancings have virtually disappeared from the residential real estate market as a result of the sharp increase in interest rates that began about February of this year. Increased activity in new construction, residential resales and commercial business occurred in the 1994 quarter but was not sufficient to offset the resulting steep decline in revenues. On a year-to-date basis, revenues in 1994 were comparable to those posted in 1993. CT&T's 1994 revenues, however, included a disproportionately larger contribution from its agency operations (as distinguished from its company-owned offices), and the resulting increase in the cost of agents' commissions caused a significant decrease in profit margins.


          CT&T has taken steps to bring costs into line with its reduced revenues. In particular, CT&T's workforce levels have been reduced by eight percent from the peak levels reached in March of this year (in response to the surge of refinancings), and are now at their lowest point since the acquisition of Ticor Title Insurance Company in March 1991.

          On July 29, 1994, CT&T acquired Montag & Caldwell, Inc., a privately held investment counseling firm based in Atlanta, in exchange for 212,757 shares of common stock of the Company issued to the former shareholders of Montag & Caldwell. Montag & Caldwell currently manages assets exceeding $3 billion for clients that include institutional as well as individual investors. The acquisition was accounted for as a pooling of interests; the consolidated financial statements of the Company for prior periods were not restated.

          Acquired by the Company in October 1993,
Underwriters Reinsurance Company ("Underwriters") contributed pre-tax earnings of $1.9 million on revenues of $56.5 million in the third quarter of 1994, and $2.9 million on revenues of $169.4 million in the first nine months of the year. Underwriters has continued to show modest increases in written premium volume despite less than firm markets in casualty reinsurance generally. The nine-month results reflected a net pre-tax charge of about $5.0 million for estimated losses associated with the earthquake in Los Angeles, California in January 1994. In addition, Underwriters recorded net pre-tax losses of $5.5 million on sales of fixed-maturity investments during the nine-month period, most of which were due to portfolio restructurings in the first and third quarters.

          The Company continues to pursue various strategic initiatives designed to enhance the underwriting capability and strength of the Underwriters group. As part of that effort, in June 1994 Underwriters entered into an agreement to acquire an inactive North Carolina insurance company with licenses to write insurance in 32 states. Applications have been made to state insurance regulatory authorities to approve the acquisition and to change the domicile of the company to Nebraska. The company, as a subsidiary of Underwriters, will change its name to Underwriters Insurance Company and will operate as a primary insurer.

          World Minerals Inc. ("World Minerals") contributed pre-tax earnings of $5.0 million on revenues of $40.5 million in the third quarter of 1994, compared with $2.3 million on revenues of $35.2 million in the third quarter of 1993. In the first nine months of 1994, World Minerals contributed pre-tax earnings of $13.0 million on revenues of $118.4 million, compared with $6.6 million on revenues of $109.0 million in the corresponding period in 1993.

          The sharply improved results at World Minerals in both 1994 periods were due primarily to increased sales volume in overseas markets and to lower production and administrative expenses achieved during the past year. The company-wide improvement in operating efficiencies has resulted in significantly improved gross margins and cash flow in the more recent quarter, as compared with a year earlier.

          As of November 1, 1994, the Company and its subsidiaries owned about 11.9 million shares of Santa Fe
Pacific Corporation ("Santa Fe"), representing about 6.4 percent of Santa Fe's outstanding common stock. Santa Fe operates The Atcheson, Topeka and Santa Fe Railway, which transports a broad range of commodities on routes extending from Chicago to the Gulf of Mexico and the West Coast.

          In early October, Santa Fe distributed to its stockholders the shares of its gold mining subsidiary, Santa Fe Pacific Gold Corporation ("Santa Fe Gold"). In the third quarter of 1994, the Company sold, for an after-tax gain of about $5.1 million, most of the Santa Fe Gold shares it was to receive. Giving effect to the distribution and sale of the Santa Fe Gold shares, the average cost of the Company's Santa Fe shares is $11.79 and the closing market price of Santa Fe common stock on November 1, 1994 was $15.375.

          On October 14, 1994, the Company received clearance from the Federal Trade Commission, in response to the filing by the Company of a Premerger Notification and Report Form under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, to make additional purchases of Santa Fe shares up to 15 percent of Santa Fe's outstanding common stock. The Company intends to contribute a significant part of the Santa Fe shares to the investment assets of the Underwriters group. Santa Fe is a party to a merger agreement with Burlington Northern Inc. which is conditional upon stockholder approval, and is subject to a competing offer by Union Pacific Corp. The outcome of these proposals is currently uncertain.

          The Company's results in the first nine months of 1994 are not indicative of operating results in future periods. As a result of the sale of Sacramento Savings, the Company and its subsidiaries have substantially enhanced financial resources, which they may use to expand their operations through internal growth and possible further operating-company acquisitions.


                 PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
         -----------------

          In April 1990, a class action seeking treble damages was filed in the United States District Court for the District of Arizona against several defendants, including the title insurance subsidiaries of CT&T, arising from their participation in rating bureaus in the states of Wisconsin and Arizona to the extent that the bureaus had proposed for state approval rates related to search and examination services and settlement services performed by those companies in connection with the issuance of title insurance policies. The status of such proceedings was last reported in Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

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

          On April 21, 1994, a class action seeking treble damages was filed in the United States District Court for the Eastern District of Wisconsin asserting federal antitrust claims against several defendants, including the title insurance subsidiaries of CT&T, arising from Wisconsin rating-bureau activity. On June 22, 1994, plaintiffs filed a motion to intervene in the litigation pending in the U.S. District Court in Arizona. On October 11, 1994, the Judicial Panel on Multi-District Litigation ordered the transfer of the Wisconsin case to the U.S. District Court in Arizona in order to consolidate the Wisconsin and Arizona actions.

          The U.S. District Court in Arizona held a hearing on October 3, 1994 to review the status of the settlement agreement, and discussions among the parties and the Court are continuing.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

          (a)  Exhibits.
               --------

Exhibit
Number                             Description
- - -------                            -----------

10.1                          Third Amendment to Employment
                              Agreement dated as of
                              October 31, 1994, among CT&T,
                              the Company and Richard P.
                              Toft.

27                            Financial Data Schedules.

          (b)  Reports on Form 8-K.
               -------------------

          No reports on Form 8-K were filed during the third quarter of 1994.

                          SIGNATURES


          Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ALLEGHANY CORPORATION
                              ---------------------
                              Registrant


Date:  November 10, 1994      /s/ David B. Cuming
                              -------------------
                              David B. Cuming
                              Senior Vice President
                              (and principal financial
                              officer)

                        Exhibit Index
                        -------------

Exhibit
Number                             Description
- - -------                            -----------

10.1                          Third Amendment to Employment
                              Agreement dated as of
                              October 31, 1994, among CT&T,
                              the Company and Richard P.
                              Toft.

27                            Financial Data Schedules.