Form 10-K
period 1994-12-31
ALLEGHANY CORP /DE
filed 1995-03-17
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-K

                                 ANNUAL REPORT

                       PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                                                                COMMISSION
For the fiscal year ended DECEMBER 31, 1994                 FILE NUMBER 1-9371
                          -----------------                 ------------------

                             ALLEGHANY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                             51-0283071
     -------------------------------            ----------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)            Identification Number)

    Park Avenue Plaza, New York, New York               10055
  ----------------------------------------            ----------
  (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   212/752-1356
                                                      ------------

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
       Title of each class                   on which registered
- --------------------------------           -----------------------
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

                            Yes   X            No
                                 ---               ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   / /

As of March 1, 1995, 6,903,381 shares of Common Stock were outstanding, and the aggregate market value (based upon the closing price of these shares on the New York Stock Exchange) of the shares of Common Stock of Alleghany Corporation held by non-affiliates was $854,729,702.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference into the indicated part(s) of this Report:

- ----------------------------------------------------                 Part
                                                                     ----

Annual Report to Stockholders of Alleghany                           I and II
Corporation for the year 1994

Proxy Statement relating to Annual Meeting                           III
of Stockholders of Alleghany Corporation to be held on April 28, 1995

                             ALLEGHANY CORPORATION
                           Annual Report on Form 10-K
                      for the year ended December 31, 1994


                               Table of Contents


                           Description                                      Page
                           -----------                                      ----

                                     PART I

Item 1.                    Business                                            5

Item 2.                    Properties                                         51

Item 3.                    Legal Proceedings                                  58

Item 4.                    Submission of Matters to a Vote
                           of Security Holders                                62

Supplemental               Executive Officers of Registrant                   62
Item


                                    PART II

Item 5.                    Market for Registrant's Common Equity
                           and Related Stockholder Matters                    64

Item 6.                    Selected Financial Data                            64

Item 7.                    Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                      64

Item 8.                    Financial Statements and Supple-
                           mentary Data                                       64

Item 9.                    Changes in and Disagreements With
                           Accountants on Accounting and
                           Financial Disclosure                               64



                           Description                                      Page
                           -----------                                      ----

                                    PART III
Item 10.                   Directors and Executive Officers
                           of Registrant                                      65

Item 11.                   Executive Compensation                             65

Item 12.                   Security Ownership of Certain
                           Beneficial Owners and Management                   65

Item 13.                   Certain Relationships and Related
                           Transactions                                       65

                                    PART IV

Item 14.                   Exhibits, Financial Statement
                           Schedules and Reports on Form 8-K                  66

                           Signatures                                         84

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

                 Alleghany's principal executive offices are located at Park Avenue Plaza, New York, New York 10055 and its telephone number is (212) 752-1356. Alleghany is engaged, through its subsidiaries Chicago Title and Trust Company ("CT&T"), Chicago Title Insurance Company ("CTI"), Security Union Title Insurance Company ("Security Union") and Ticor Title Insurance Company ("Ticor Title") and their subsidiaries, in the sale and underwriting of title insurance and in certain other financial services businesses. Alleghany is also engaged, through its subsidiary Underwriters Reinsurance Company ("Underwriters"), in the property and casualty reinsurance business. In addition, Alleghany is engaged, through its subsidiaries World Minerals Inc. ("World Minerals"), Celite Corporation ("Celite") and Harborlite Corporation ("Harborlite") and their subsidiaries, in the industrial minerals business. Alleghany conducts a steel fastener importing and distribution business through its Heads and Threads division.

                 Until October 31, 1994, Alleghany was also engaged, through its subsidiary Sacramento Savings Bank ("Sacramento Savings") in retail banking. On that date, Alleghany completed the sale of Sacramento Savings and an ancillary company to First Interstate Bank of California for a cash purchase price of $331 million. As part of the transaction, Alleghany, through its wholly owned subsidiary Alleghany Properties, Inc. ("API"), purchased real estate and real estate-related assets of Sacramento Savings for a purchase price of about $116 million. Alleghany's intention with respect to such assets, the bulk of which is raw land, is to dispose of them in an orderly fashion, which may take several years. Based on Alleghany's liquidation plan and anticipated higher carrying costs for the real estate and real estate-related assets, Alleghany expects to realize less than $116 million. Accordingly, and in recognition that no general loss reserves of Sacramento Savings were transferred, Alleghany reduced the carrying value of such assets by about $20 million, net of related tax benefits.

                 Pursuant to the requirements of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, Sacramento Savings was subject to a plan, approved by the Federal Deposit Insurance Corporation, providing for the complete divestiture of its real estate investments and related business. As a result of the sale of Sacramento Savings, Alleghany is no longer subject to such divestiture plan.

                 During 1994 and early 1995, with temporary borrowings under Alleghany's revolving credit agreement, the proceeds from the sale of Sacramento Savings and cash on hand, Alleghany and its subsidiaries acquired a substantial number of shares of common stock of Santa Fe Pacific Corporation ("Santa Fe"). As of March 1, 1995, Alleghany and its subsidiaries owned about 18.1 million shares of Santa Fe, or 11.8 percent of the outstanding common stock of Santa Fe at a cost of $251.3 million and a market price at March 1, 1995 of $381.6 million. Santa Fe operates The Atchison, Topeka and Santa Fe Railway, which transports a broad range of commodities on routes extending from Chicago to the Gulf of Mexico and the West Coast.

                 Alleghany has federal regulatory clearance to make additional purchases of Santa Fe shares up to 15 percent of Santa Fe's outstanding common stock. Alleghany's purchase of additional shares of Santa Fe common stock is dependent upon market conditions, the state of affairs of Santa Fe and of the businesses in which it is engaged and other factors, and is subject to applicable laws and to the availability of shares at prices deemed favorable to Alleghany.

                 Santa Fe is a party to a merger agreement with Burlington Northern Inc. ("Burlington"), pursuant to which shareholders of Santa Fe would receive a minimum of 0.40 shares of Burlington common stock for each share of Santa Fe common stock. Burlington operates Burlington Northern Railroad, which is the largest transporter of grain and coal in North America with routes in 25 states and two Canadian provinces. Based on the number of shares of outstanding common stock of Santa Fe and Burlington as of March 1, 1995, Alleghany would own approximately 4.8 percent of the combined companies after the merger. The merger agreement was approved by the stockholders of Santa Fe and Burlington at their respective special meetings held on February 7, 1995. The merger is conditioned upon the approval of the Interstate Commerce Commission (the "ICC"), which recently stated that it plans to announce its decision by August 23, 1995.

                 On July 31, 1994, Alleghany acquired Montag & Caldwell, Inc. ("Montag & Caldwell"), a privately held investment counseling firm based in Atlanta, Georgia. The transaction was effected through an exchange of stock, and was accounted for by Alleghany as a pooling of interests. After the acquisition, Alleghany contributed Montag & Caldwell to CT&T.

                 On October 7, 1993, Alleghany acquired approximately 93 percent of the issued and outstanding capital stock of the holding company which owns all of the issued and outstanding capital stock of Underwriters for a cash purchase price of approximately $201 million. Alleghany acquired its 93 percent interest in the holding company from a holding company formerly owned by The Continental Corporation, Goldman, Sachs & Co. and certain affiliated investment partnerships, and members of Underwriters management. Prior to the acquisition by Alleghany, The Continental Corporation acquired the interests of the Goldman, Sachs entities for cash and the interests of the members of Underwriters management for cash and the remaining 7 percent of the issued and outstanding capital stock of the holding company which owns Underwriters. In December 1994, Alleghany contributed approximately 6 million shares of Santa Fe common stock, having an aggregate market value of about $100 million, to the holding company, which increased Alleghany's equity interest in the holding company to 96.4 percent as of 1994 year-end.

                 In 1994 Alleghany studied a number of potential acquisitions. Alleghany intends to continue to expand its operations through internal growth at its subsidiaries as well as through possible operating-company acquisitions and investments.

                 Alleghany experienced the following executive officer changes in 1994 and early 1995. Theodore E. Somerville, formerly Vice President and General Counsel of Alleghany, retired effective as of December 31, 1994, and John E. Conway, formerly Vice President, Secretary and Treasurer of Alleghany, retired effective as of January 31, 1995. Robert M. Hart was appointed Senior Vice President and General Counsel of Alleghany in September 1994, and was appointed to the additional office of Secretary effective January 1, 1995. Peter
R. Sismondo, Vice President, Controller and Assistant Secretary of Alleghany, was appointed to the additional office of Treasurer, effective January 1, 1995.

                 Reference is made to Items 7 and 8 of this Report for further information about the business of Alleghany in 1994. The consolidated financial statements of Alleghany, incorporated by reference in Item 8 of this Report, include the accounts of Alleghany and its subsidiaries for all periods presented.

TITLE INSURANCE AND TRUST BUSINESS

Title Operations
- ----------------

                 CT&T, headquartered in Chicago, is engaged in the sale and underwriting of title insurance and related services (including abstracting, searches, and escrow, closing and disbursement services) through CTI, Security Union, Ticor Title and their title insurance subsidiaries, collectively known as the CT&T Family of Title Insurers. Organized as an Illinois corporation in 1912, CT&T was acquired, along with CTI, by Alleghany in June 1985. CTI, a Missouri corporation incorporated in 1961, succeeded to businesses conducted by predecessor corporations since 1847. Security Union (acquired in 1987) and Ticor Title (acquired in 1991) were incorporated in California in 1962 and 1965, respectively, but both were a part of business organizations that had succeeded to businesses conducted since around the turn of the century.

                 On March 8, 1991, CT&T acquired Ticor Title Insurance Company of California (which was Ticor Title's immediate parent prior to its merger into CTI in September 1992), from Westwood Equities Corporation for a total cash purchase price of $55.6 million and a promissory note in the principal amount of $15 million, subject to adjustment. The principal amount of the promissory note issued by CT&T to Westwood Equities Corporation, which will mature on March 31, 1995, was subject to an increase to $20 million or a decrease to zero based on a re-evaluation of the title loss reserves of Ticor Title Insurance Company of California and its subsidiaries as of December 31, 1994. The re-evaluation consisted of a formula-driven projection of ultimate claims payments on policies which existed at the date of acquisition, and was based on actual claims payments through December 31, 1994. Based on the re-evaluation, the principal amount of the promissory note is zero and, accordingly, Alleghany has excluded this note from the determination of the purchase price and from its consolidated financial statements.

                 The CT&T Family of Title Insurers is the largest title insurance organization in the world. Each of the principal title insurance subsidiaries -- CTI, Security Union and Ticor Title -- was assigned a claims-paying ability rating of "A-" by Standard & Poor's Corporation in 1993 and 1994, confirming the financial strength of the CT&T Family of Title Insurers. These subsidiaries were rated by Duff & Phelps Credit Rating Co. for the first time in 1994 and assigned a claims-paying ability of "A". The CT&T Family of Title Insurers has approximately 250 full-service offices and more than 3,500 policy-issuing agents in 49 states, Puerto Rico, the Virgin Islands and Canada. CTI is headquartered in Chicago, and Security Union and Ticor Title are headquartered in Rosemead, California.

                 As CT&T's title insurance operations have grown, CT&T has sought to improve the effectiveness and efficiency of the company as a whole. One initiative was the development and implementation of Quest for Excellence, a customer-focused assessment of product quality. This project identified issues that are important to CT&T's customers in their relationships with CT&T, and provided training and support to CT&T's personnel to enable them to be more responsive to their customers' title insurance needs.

                 In late 1994, CT&T's title insurance operations were realigned to improve CT&T's service to customers at both the local and national levels. The CT&T Family of Title Insurers' nationwide network of branch office and agency operations was restructured into eight geographic areas: the Northeast, Southeast, Great Lakes, Southwest, Chicago Central, Chicago Metro and Pacific Northwest regions, and the Western division.

                 CT&T also restructured its national operations organization in 1994 to address emerging market trends reflecting the increasing importance of national residential lenders, and regional and national players in the commercial market. Among these trends is the preference among national residential lenders for bundled services from suppliers as a means of reducing costs and enhancing efficiency. Accordingly, a new national Mortgage Services Unit was established to develop and provide a range of ancillary mortgage services including appraisals, flood plain certifications, and credit reports.

                 To meet more effectively the needs of national commercial customers, the National Business Unit and National Title Services offices were restructured and now report centrally to an expanded corporate marketing operation. These offices serve as a one-stop source of title services for both single-site and multi-site commercial and industrial real estate ventures.
Other business components of the national operations organization include the National Accounts Unit, a one-stop source for national residential lenders and low liability commercial accounts; SAFETRANS, which provides one-stop title services to employee relocation firms; and Heritage American Insurance Services, a limited general line insurance broker which markets mortgage layoff insurance, homeowners insurance and mortgage life insurance.

                 CT&T's title insurance operations in the state of California have inaugurated Action '95, an ambitious program to create a customer-focused organization that better insulates CT&T's California operation from market cycles, while enhancing the operation's profitability and competitive position.

                 During 1994, Richard P. Toft, who is a Senior Vice President of Alleghany, President and Chief Executive Officer of CT&T, and Chairman of CTI, also assumed the vacant office of Chairman of CT&T. Richard L. Pollay, who was President and Chief Operating Officer of CTI, became President and Chief Executive Officer of CTI and Vice-Chairman of CT&T.

Trust Operations/Financial Services Group
- -----------------------------------------

                 CT&T is a qualified Illinois trust company and conducts certain other financial services businesses through its Financial Services Group. This group includes Montag & Caldwell, an Atlanta-based investment counseling firm acquired by Alleghany in July 1994 and subsequently contributed to CT&T. As of December 31, 1994, CT&T and Montag & Caldwell together managed $7.06 billion in assets.

                 The Financial Services Group comprises six businesses, as follows:

                 -- The institutional investment management group manages equity and fixed income institutional assets primarily for employee benefit plans, foundations and insurance companies.

                 -- The employee benefits services group offers profit sharing plans, matching savings plans, money purchase pensions and consulting services, and 401(k) salary deferral plans to mid-sized companies in the upper Midwest and South.

                 -- The personal trust and investment services group provides investment management and trust and estate planning services primarily for accounts in the $250,000 to $15 million range.

                 -- The real estate trust services group offers land trusts which permit real estate to be conveyed to a trustee while reserving to the beneficiaries the full management and control of the property.
         This group also facilitates tax-deferred exchanges of income-producing real property.

                 -- Montag & Caldwell, founded in 1945, manages equity, fixed income and balanced portfolios for institutional, corporate and individual investors. As of December 31, 1994, Montag & Caldwell managed assets totalling $3.22 billion.

                 -- In December 1993, CT&T received clearance from the Securities and Exchange Commission to establish a new investment management company, CT&T Funds. Currently, CT&T Funds offers seven no-load, open-end mutual funds to the general public: the CT&T
         Growth and Income Fund, a fund invested mainly in common stocks, the Montag & Caldwell Growth Fund, a fund which seeks long-term capital appreciation, the CT&T Talon Fund, a fund invested mainly in equity securities, the Montag & Caldwell Balanced Fund, a fund invested in a combination of equity, fixed income and short-term securities, the CT&T Intermediate Fixed Income Fund, a fund invested mainly in intermediate taxable bonds, the CT&T Intermediate Municipal Bond Fund, a fund invested mainly in intermediate municipal bonds, and the CT&T Money Market Fund, a fund invested mainly in short-term investments. While available to the general public, fund marketing is focused on attracting rollover funds from existing clients in CT&T's 401(k) and pension fund programs, and marketing to title insurance policyholders and other company affinity groups.

                 CT&T also owns Security Trust Company, a California corporation, which is a full-service trust company offering a wide array of fiduciary and financial services including tax deferred exchanges, title holding trusts, personal investments and retirement plan services.

General Description of Title Insurance
- --------------------------------------

                 The CT&T Family of Title Insurers insures a variety of interests in real property. For a one-time premium, purchasers of residential and commercial properties, mortgagees, lessees and others with an interest in real property, purchase insurance policies to insure against loss suffered as a result of any encumbrances or other defects in title, as that title is defined in the policy. Prior to the issuance of a policy, a title insurer conducts a title search and examination of the property, a process by which it identifies risks and defines the risks to be assumed by the insurer under the policy.


                 To conduct a title search and examination, an agent or employee of the CT&T Family of Title Insurers reviews various records providing a history of transfers of interests in the parcel of real estate with respect to which a policy of title insurance is to be issued. These records are maintained by local governmental entities, such as counties and municipalities. Title records, known as title plants, owned by the CT&T Family of Title Insurers are also used as a reference, allowing complete title searches without resorting to governmental records. The CT&T Family of Title Insurers' title plants consist of compilations of land title and deed information copied from public records dating back many years on properties in various geographical locations. These title plants are updated daily.

Marketing
- ---------

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

                 The title insurance industry is highly sensitive to the volume of real estate transactions and to interest rate levels. The title industry was adversely affected by the recession and severely depressed real estate markets in 1990 and 1991. However, interest rates began to drop in 1992 and in 1993 reached new thirty-year lows. Driven by first-time buyers enticed into the market by the low interest rates, home sales increased 11.1 percent in 1992, and
3.4 percent in 1993. The 1993 home sales figures came within 5 percent of the all-time high recorded in 1978, producing record levels of title operations revenues and pre-tax earnings at CT&T. Low interest rates also resulted in a high volume of refinancing orders, including a record number of such orders in the last three quarters of 1993 and the first quarter of 1994. Beginning in February 1994, the Federal Reserve Board implemented a series of increases in short-term interest rates in an effort to forestall inflation. This action brought to an abrupt end one of the longest refinancing surges in history. While the decline in refinancing activity in 1994 was partially offset by an increase in revenues from conventional sales and resales and by modest improvement in commercial real estate activity, the overall industry-wide decline in revenues and volume of orders from 1993 to 1994 was the steepest downturn the industry experienced since it began keeping those statistics in the early 1960's.

                 Interest rates have continued to rise in 1995, further depressing real estate markets. Thus far in 1995, title orders have been at a low level and, absent an improvement in real estate markets, CT&T's 1995 earnings are expected to be lower than in 1994. The first priority of CT&T's management in 1995 will be to keep costs in line with the anticipated reduced volume of title business.

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

                 Approximately 70 percent of the revenues of the CT&T Family of Title Insurers in 1994 are estimated to have been generated by residential real estate activity, consisting of resales (50 percent), refinancings (6 percent) and new housing (14 percent). Commercial and industrial real estate activity is estimated to account for the remaining 30 percent of 1994 revenues, attributable to initial sales and resales (23 percent) and refinancings (7 percent).

Underwriting Operations; Losses and Loss Adjustment Expenses
- ------------------------------------------------------------

                 While most other forms of insurance provide for the assumption of risk of loss arising out of unforeseen future events, title insurance serves to protect the policyholder from the risk of loss from events that predate the issuance of the policy. This distinction underlies the low claims loss experience of title insurers as compared with other insurance underwriters. Realized losses generally result from either judgment errors or mistakes made in the title search and examination process or the escrow process, or from other problems such as fraud or incapacity of persons transferring property rights. Operating expenses, on the other hand, are higher for title insurance companies than for other companies in the insurance industry. Most title insurers incur considerable costs relating to the personnel required to process forms, search titles, collect information on specific properties and prepare title insurance commitments and policies. Many title insurers also face ongoing costs associated with the establishment, operation and maintenance of title plants, or, in the case of smaller regional title insurers, access to title plants owned by others or employment of abstractors to search public records on behalf of such regional title insurers.

                 The CT&T Family of Title Insurers' operations facilitate rapid communication between field underwriters and the principal office underwriting staff for dealing with difficult, large or unusual underwriting risks.
Authority levels for field underwriters are set on the basis of an evaluation of their skills and experience level. The most experienced field underwriters are required to be involved in the decision to insure difficult, large or unusual risks. Risks with very high potential liability require approval from higher levels of the title insurer's management, which may include, dependent upon the particular risk, the Chief Underwriting Counsel, the General Counsel or senior executive officers of the title insurer.

                 Geographic concentration of risk is less significant in underwriting title insurance coverage than in casualty insurance lines. The title insurance underwriting process reduces the number of perils which are covered on an actuarial basis to a minimum through reliance on state public records acts. However, maintaining geographic diversity spreads the risk of fraud which may result from regional economic recession, and of claims which are not readily determinable from public records, such as aboriginal title claims of Native Americans.

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

                 The largest single liability on CT&T's books is its reserve for title insurance claims. Historical experience with respect to payments made under title insurance policies indicates that, for policies issued in a given year, approximately two-thirds of the total projected payments with respect to such policies are made within four years of the issuance of such policies.

Investment Operations
- ---------------------

                 Investments held by CT&T or any of its subsidiaries must comply with the insurance laws of the state of incorporation of the company holding the investment; relevant states are Illinois, Missouri, California, New York and Oregon. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stocks and real estate mortgages.

                 CT&T's current investment strategy is to maximize after-tax investment income through a high-quality diversified investment portfolio, consisting primarily of taxable and tax-exempt fixed maturity securities, while maintaining an adequate level of liquidity.

                 The duration of the investment portfolio approximates 3.0 years. CT&T may adjust the maturity of its investment portfolio from time to time as necessary to maintain a reasonable relationship between the maturity of its liabilities and its portfolio assets.

                 The following table reflects investment results for CT&T for the year ended December 31, 1994 (in thousands except percentages):

                               Investment Results


                                                             Net Pre-Tax
                            Pre-Tax         After-Tax         Realized                           After
          Average          Investment       Investment         Gains/           Effective         Tax
       Investment(1)       Income(2)        Income(3)          Losses           Yield(4)        Yield(5)
       -------------       ----------       ----------       -----------        ---------       --------
         $899,246           $51,385          $36,502          ($5,447)             5.7%            4.1%


       (1) Average of amortized cost of fixed maturities plus cost of equity securities at beginning and end of period, excluding operating cash.
       (2)       Excludes realized gains or losses from sale of investments.
       (3)       Pre-tax investment income less appropriate income taxes.
       (4) Pre-tax investment income for the period divided by average investments for the same period.
       (5) After-tax investment income for the period divided by average investments for the same period.

                 The following table summarizes the investments of CT&T, excluding cash, as of December 31, 1994, with all investments carried at market value (in thousands except percentages):


                                      Investments

                                            Amortized Cost
                                               or Cost                 Market Value
                                        ---------------------      ---------------------
                                        Amount     Percentage      Amount     Percentage
     Short-term investments             $104,766      12.1%        $104,766      12.3%
     Corporate bonds                     119,303      13.8%         115,408      13.6%
     United States government and
       government agency bonds           201,339      23.2%         198,709      23.4%
     Mortgage- and asset-backed
       securities                        140,829      16.3%         133,429      15.7%
     Municipal bonds                     234,868      27.1%         231,363      27.3%
     Foreign bonds                           391       0.0%             356       0.0%
     Redeemable preferred stock            5,754       0.7%           5,218       0.7%
     Other preferred stock                 2,497       0.3%           2,281       0.3%
     Equity securities                    56,485       6.5%          57,035       6.7%
                                        --------     -----         --------     -----
       Total                            $866,232     100.0%        $849,565     100.0%



                 The following table indicates the composition of the long-term fixed maturity portfolio, including preferred stock, as of December 31, 1994 by the rating system of the National Association of Insurance Commissioners ("NAIC") (in thousands except percentages):

               Long-Term Fixed Maturity Portfolio by NAIC Rating

                                                                Market
                                                                Value     Percentage
                                                                ------    ----------

     NAIC 1  . . . . . . . . . . . . . . . . . . . . .         $617,237      89.9%
     NAIC 2  . . . . . . . . . . . . . . . . . . . . .           47,590       6.9%
     NAIC 3  . . . . . . . . . . . . . . . . . . . . .            8,902       1.3%
     NAIC 4  . . . . . . . . . . . . . . . . . . . . .            5,536       0.8%
     NAIC L & P3 (Preferred stock-redeemable)  . . . .            5,218       0.8%
     NAIC A, L & P3 (Preferred stock-other). . . . . .            2,281       0.3%
                                                               --------     -----
       Total                                                   $686,764     100.0%


                 The following table indicates the composition of the long-term fixed maturity portfolio, including preferred stock, by years until maturity as of December 31, 1994 (in thousands except percentages):

           Long-Term Fixed Maturity Portfolio by Years Until Maturity

                                                                Market
                                                                Value      Percentage
                                                                ------     ----------

     One year or less* . . . . . . . . . . . . . . . .         $193,372       28.2%
     Over one through five years . . . . . . . . . . .          257,625       37.5%
     Over five through ten years . . . . . . . . . . .           58,959        8.6%
     Over ten years  . . . . . . . . . . . . . . . . .           43,379        6.3%
     Mortgage- and asset-backed  . . . . . . . . . . .          133,429       19.4%
                                                               --------      -----
       Total                                                   $686,764      100.0%


     * Included in this category are $2,281 of preferred stock-other and $5,218 of preferred stock-redeemable.


                 The principal tangible asset of CT&T is its investment portfolio. The entire investment portfolio is classified as available for sale. CT&T has a conservative investment philosophy with respect to both asset quality and maturity distribution. CT&T maintains a short-term investment portfolio ranging from approximately $100 million to $150 million, consisting of top rated commercial paper (A-1, P-1), highest rated bank CD's, and institutional money market funds. The average maturity period is approximately 30 days. CT&T's long-term portfolio consists of top rated tax exempt bonds, United States Treasury securities, corporate bonds of United States issuers, mortgage backed securities, and a limited amount of publicly traded common stocks. Average quality of the long-term portfolio is maintained at a Moody's rating of Aa3 or higher, with over 97 percent of all securities rated investment grade by Moody's and less than 1 percent in derivative instruments as of 1994 year-end. The duration of securities in the long-term portfolio is approximately 3.0 years, and is managed within a range of 2.3 to 4.0 years. This relatively short average portfolio maturity is maintained so that investment income responds to changes in the level of interest rates, offsetting to some degree the cyclicality of title insurance operations.

                 CT&T does not specifically match particular assets to related liabilities, but instead holds the investment portfolio to a shorter maturity than liabilities. However, asset allocation and bond portfolio maturity are modified periodically based on the market outlook, interest rates and/or title insurance operating conditions.

Competition
- -----------

                 The title insurance industry is competitive throughout the United States, with large firms such as CT&T's title insurers competing on a national basis, while smaller firms have significant market shares on a regional basis. During 1994, CTI, Security Union, Ticor Title, First American Title Insurance Company, Commonwealth Land Title Insurance Company, Stewart Title Insurance Co., Fidelity National Title Insurance Co., Lawyers Title Insurance Corporation and Old Republic Title Insurance Group, Inc. together accounted for more than 85 percent of the revenues generated by title insurance companies.
The CT&T Family of Title Insurers also competes with abstractors, attorneys issuing opinions and, in some areas, state land registration systems. Competition in the title insurance industry is primarily on the basis of service. In addition, the financial strength of the insurer has become an increasingly important factor in title insurance purchase decisions, particularly in multi-site transactions and investment decisions regarding real estate-related investment vehicles such as real estate investment trusts and real estate mortgage investment conduits.


                 In connection with their financial services activities, CT&T and Montag & Caldwell compete with national, regional and local providers of financial services. Such competition is chiefly on the basis of service and investment performance.

Regulation
- ----------

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

                 The Financial Services Group of CT&T acts as a fiduciary, and is primarily regulated by the State of Illinois Commissioner of Banks and Trust Companies. Regulation covers such matters as the fiduciary's management capabilities, the soundness of its policies and procedures, the quality of the services it renders to the public and the effect of its trust activities on its financial soundness. Montag & Caldwell, as a registered investment advisor, is subject to regulation by the Securities and Exchange Commission, the state of Georgia, its domiciliary jurisdiction, and all other states in which it is licensed to act in the capacity of investment advisor.

Employees
- ---------

                 At December 31, 1994, CT&T and its subsidiaries had approximately 7,650 employees.


PROPERTY AND CASUALTY REINSURANCE BUSINESS

                 Underwriters, headquartered in Woodland Hills, California, provides reinsurance to property and casualty insurers and reinsurers. Underwriters initially was organized in 1867 as a primary insurer in New York under the name "Buffalo German Insurance Company." By 1970, Underwriters had become principally a reinsurer, and in 1977 it changed its corporate domicile to New Hampshire. Underwriters is licensed in 37 states, Puerto Rico and the District of Columbia, is authorized to engage in business in three additional states and Canada, and has branch offices in Atlanta, Chicago, Houston, New York and Woodland Hills.

                 In early 1987, members of current management joined Underwriters and shortly thereafter began a program to restructure its reinsurance portfolio and operations. Among other steps, the restructuring undertaken by the new management included (i) strengthening Underwriters' reserves for pre-1987 business and the purchase from The Continental Corporation of two reinsurance contracts providing coverage for pre-1987 business up to an aggregate limit of $200 million, (ii) tightening underwriting standards by initiating a program of pre-underwriting audits of prospective treaty business,
(iii) expanding claims audits to improve monitoring of reported and unreported claims and (iv) employing actuaries to oversee underwriting activities and reserve practices. The restructuring contributed to an increase in the statutory surplus of Underwriters from $130.0 million at 1987 year-end to $185.0 million at September 30, 1993, after payment of more than $139.5 million in dividends over such period to its parent company.

                 In October 1993, Alleghany acquired approximately 93 percent of the holding company which owns Underwriters, and thereafter contributed about $51 million in 1993 and $100 million in 1994 to the capital of Underwriters.
The capital contribution in 1994 was in the form of about 6 million shares of Santa Fe common stock. As of December 31, 1994, Underwriters' statutory surplus was $361 million. Underwriters' management currently owns about 3.6 percent of the capital stock of the holding company which owns Underwriters.

                 Underwriters is currently rated "A (Excellent)" by A.M. Best Company, Inc., an independent insurance industry rating organization ("Best's"). Best's publications indicate that this rating is assigned to companies which Best's believes have achieved excellent overall performance and have a strong ability to meet their obligations over a long period of time. According to Best's, the rating reflects Underwriters' strong capital base, reduced debt service obligations and operating performance.

                 Alleghany's acquisition of Underwriters was accounted for as a purchase and, therefore, the accounts of Underwriters and its results of operations included in Alleghany's financial statements reflect purchase accounting adjustments and are not comparable to Underwriters' prior reported results.

                 To capitalize on advantageous market conditions for certain primary insurance business lines and on Underwriters' expertise in specialized coverages, Underwriters established Commercial Underwriters Insurance Company ("CUIC") at the end of 1992. CUIC is a California property and casualty insurance company that focuses on specialized primary insurance lines in California on an admitted basis and in other states on an approved, non-admitted basis. In 1994, CUIC generated $30 million in gross written premiums. Underwriters or CUIC retained $14.4 million of such amount, constituting 7 percent of Underwriters' consolidated net written premiums in 1994.

                 To further expand its ability to market specialized primary insurance lines in states outside California, Underwriters acquired for $10 million an inactive Nebraska insurance company with licenses to write primary property and casualty insurance in 31 states and the District of Columbia; subsequently, the acquired company was renamed Underwriters Insurance Company ("UIC"). In connection with the acquisition, Underwriters was indemnified for all losses that occurred prior to the acquisition date. A capital contribution of $100 million was made to UIC, consisting principally of about 5 million shares of Santa Fe common stock, thereby increasing UIC's statutory surplus to $112.1 million at 1994 year-end. UIC will focus primarily on specialized primary insurance lines outside California.

                 CUIC and UIC are rated "A (Excellent)" by Best's.

General Description of Reinsurance
- ----------------------------------

                 Reinsurance is an agreement between two insurance companies in which one company, the "reinsurer," agrees to indemnify the other company, the "cedent" or "ceding company," for all or part of the insurance risks underwritten by the ceding company. Reinsurance provides ceding companies with three major benefits: it reduces net liability on individual risks, protects against catastrophic losses and helps to maintain acceptable surplus and reserve ratios. Related to the last of these, reinsurance also provides the ceding company with additional underwriting capacity. Ordinarily, a ceding company will enter into a reinsurance agreement only if it will receive credit for the reinsurance ceded on its statutory financial statements; in general, such credit is allowed if the reinsurer meets the licensing and accreditation requirements of the ceding company's domicile, or the reinsurance obligations are appropriately collateralized.

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

                 Underwriters provides reinsurance on both a treaty and facultative basis. Treaty reinsurance is reinsurance based on a standing arrangement (a "treaty"), usually for a year, between a cedent and reinsurer for the cession and assumption of risks defined in the treaty. Under most treaties, the cedent is obligated to offer and the reinsurer is obligated to accept a specified portion of all such risks originally underwritten by the cedent. Risks are assumed under treaties without having been individually reviewed. Facultative reinsurance is the reinsurance of individual risks. Rather than agreeing to reinsure all or a portion of a class of risk, the reinsurer separately rates and underwrites each individual risk and is free to accept or reject each risk offered by the reinsured.

                 Facultative reinsurance is normally purchased by insurance companies for risks not covered or covered only in part by their reinsurance treaties, and for unusual risks. Generally, as the supply of treaty reinsurance decreases, the demand for facultative reinsurance increases.

                 Underwriters writes treaty and facultative reinsurance in both of the major forms, pro rata and excess of loss. The pro rata form is an agreement in which the ceding company and reinsurer share the premiums as well as the losses and expenses of a single risk, or an entire group of risks, based upon an established percentage. Under excess of loss reinsurance, the reinsurer agrees to reimburse the ceding company for all losses in excess of a predetermined amount (commonly referred to as the cedent's "retention"), generally up to a predetermined limit. Excess of loss reinsurance is often written in layers or levels, with one reinsurer taking the risk from the cedent's retention level up to an established level, above which the risk is assumed by another reinsurer or reverts to the cedent. Excess of loss reinsurance allows the reinsurer to control better the relationship of the premium charged to the exposures assumed. The reinsurer assuming the risk immediately above the cedent's retention level is said to write "working layer" or "low layer" excess of loss reinsurance. A loss that reaches just beyond the cedent's retention level would create a loss for the lower level reinsurers but not for the reinsurers on higher levels.

Marketing
- ---------

                 Underwriters primarily reinsures commercial general, auto and umbrella liability, professional liability, directors and officers' liability, workers' compensation, homeowners, marine and aviation and property clash* and catastrophe risks. Premiums associated with such risks comprised approximately 91 percent of Underwriters gross written premiums for the year ended
December 31, 1994. Underwriters concentrates on coverages requiring specialized underwriting expertise and a high degree of actuarial analysis.

                 An important element of Underwriters' marketing strategy is to respond quickly to market opportunities (such as increased demand or more favorable pricing) by adjusting the mix of the different lines of property and casualty business it writes. As an example, between 1989 and 1994, the worldwide reinsurance industry experienced unusual catastrophic losses, in terms of both frequency and severity, from a variety of natural disasters, including Hurricanes Hugo, Andrew and Iniki, and the Northridge earthquake. This extended period of unusual catastrophic losses has caused many reinsurers to reduce the amount of property catastrophe coverage they are prepared to write. The reduction in capacity has led to improved terms available in the reinsurance market for such risks. Underwriters has increased its writings and retentions of this business because it believes that substantial increases in premium rates for property catastrophe coverage, combined, in certain instances, with higher deductibles retained by ceding companies, have improved the risk/reward relationship on such coverage. Underwriters also writes certain unusual professional, environmental and directors and officers' liability risks, again in the belief that these risks offer greater potential for favorable results than more general risks, based on current premium rates. Underwriters' business is not seasonal.

                 Underwriters writes almost all of its treaty business and 70 percent of its facultative business through reinsurance brokers. The remainder of its facultative business is written directly with ceding companies. By working primarily through brokers, Underwriters does not need to maintain a large sales organization which, during periods of reduced premium volume, could comprise a significant and non-productive part of overhead.


- ------------------------------

     * An excess of loss reinsurance policy covering losses arising from a single set of circumstances covered by more than one primary insurance policy.

In addition, Underwriters believes that submissions from the broker market, including certain targeted specialty coverages, are more numerous and diverse than would be available through a salaried sales organization, and Underwriters is able to exercise greater selectivity than would usually be possible in dealing directly with ceding companies.

                 Reinsurance brokers regularly approach Underwriters and others for quotations on reinsurance being placed on behalf of the ceding companies. In 1994, Underwriters paid brokers $9 million in commissions, which represents 3 percent of its gross written premiums of $265 million. Underwriters' five leading brokers, Pegasus Advisors, Inc., Guy Carpenter & Co., AM-RE Brokers, Inc., Willcox, Inc. and Sedgwick Payne Company, accounted for 42 percent of Underwriters' gross written premiums in 1994. Pegasus Advisors, Inc. alone accounted for 11 percent of such premiums; none of the other brokers accounted for 10 percent or more of such premiums. However, loss of all or a substantial portion of the business provided by these five brokers could have a material adverse effect on the results of operations of Underwriters.

                 A significant percentage of Underwriters' gross written premiums are generally obtained from a relatively small number of ceding companies. In 1994, approximately 52 percent of gross written premiums were obtained from Underwriters' ten largest ceding companies. Due to the nature of Underwriters' business, the ceding companies accounting for relatively large percentages of gross written premiums tend to vary from year to year. While Underwriters has generally been successful in replacing accounts that have not been renewed, there can be no assurance that it will be able to do so in the future. Underwriters does not believe that the loss of any one ceding company account would have a material effect on Underwriters' financial condition or results of operations.

Underwriting Operations
- -----------------------

                 Underwriters maintains a disciplined underwriting strategy with a focus on generating profitable business rather than on increasing market share. Underwriters has maintained a defensive underwriting posture by withdrawing from lines of business that it considers to offer inadequate contract terms. Underwriters' underwriting discipline is enhanced by its focus on excess of loss casualty reinsurance with low level attachment points (i.e., dollar-levels at which risk is assumed). Such layers are characterized by greater loss frequency, lower loss severity and quicker loss settlement than layers with higher attachment points. Underwriters believes that these factors result in greater predictability of losses, which improves Underwriters' ability to analyze its exposures and price them appropriately.

                 Underwriters seeks to serve as lead or co-lead reinsurer on its treaties. As lead or co-lead reinsurer, Underwriters believes that it is able to more effectively influence the pricing and terms of the treaties and achieve better underwriting results. During 1994, Underwriters was a lead or co-lead reinsurer on a majority of its treaty business.

                 Treaty operations generated approximately $141.6 million or 71 percent of Underwriters' consolidated net written premiums in 1994. Casualty lines treaties represented approximately 68 percent of total treaty net written premiums with the remainder represented by property lines treaties. Approximately 71 percent of total treaty net written premiums represented treaty reinsurance written on an excess of loss basis and the balance represented treaty reinsurance written on a pro rata basis. In 1994, treaty net written premiums increased 7 percent from 1993 due to the increased writing of property catastrophe, clash coverage and certain excess and surplus lines.

                 Underwriters' treaty department generally wrote up to $1 million per risk in 1994. In the case of certain clash coverage, Underwriters' treaty department has written up to $2.5 million on a net basis and in limited circumstances has accepted more. The largest net risk assumed in 1994 was $14 million.

                 Facultative operations generated approximately $44.6 million or 22 percent of Underwriters' consolidated net written premiums in 1994. Casualty risks represented 92 percent of total facultative net written premiums with property risks comprising the remainder. Over 90 percent of total facultative net written premiums represented facultative reinsurance written on an excess of loss basis and the balance represented facultative reinsurance written on a pro rata basis. Facultative net written premiums increased 7 percent, or $3.1 million, from 1993.


                 In 1994, Underwriters offered gross casualty facultative underwriting capacity of $2.5 million, with a net retention of $1.6 million. Underwriters has a $2 million gross property facultative underwriting capacity with a net retention of $0.6 million.

Retrocessional Arrangements
- ---------------------------

                 A reinsurer often reinsures some of its risk with other reinsurers ("retrocessionaires") pursuant to retrocessional agreements, and pays such retrocessionaires a portion of the premiums it receives. Reinsurance companies enter into retrocessional agreements for the same reasons that primary insurers purchase reinsurance.

                 Underwriters has retrocessional agreements with a number of domestic and international reinsurance companies. Retrocessional contracts do not relieve Underwriters from its obligations to ceding companies and Underwriters remains liable to its ceding companies for the portion reinsured to the extent that any retrocessionaire does not meet the obligations assumed under the retrocessional agreements. Consequently, one of the most important factors in Underwriters' selection of retrocessionaires is financial strength.

                 Underwriters carefully evaluates potential retrocessionaires, and, once engaged, monitors the financial condition of such retrocessionaires and takes appropriate actions to eliminate or minimize bad debt exposure. As a general rule, Underwriters requires that unpaid losses and loss adjustment expenses for non-admitted reinsurers that are unregulated by United States insurance regulatory authorities be collateralized by letters of credit, funds withheld or pledged trust agreements. Actions such as drawdowns of letters of credit provided as collateral, cessation of relationships and commutations may be taken to reduce or eliminate exposure when necessary. Because of these precautions, Underwriters did not experience any significant difficulty with retrocessionaires fulfilling their obligations in 1994 and 1993. As of December 31, 1994, Underwriters had an allowance for estimated unrecoverable reinsurance of $1.8 million.

                 Underwriters currently has reinsurance contracts in force which cede to retrocessionaires risks in excess of Underwriters' net risk retention, ceding up to $0.9 million per casualty facultative risk and up to $1.4 million per property facultative risk. Underwriters also has an aggregate reinsurance contract to cover losses, up to $40 million, incurred during the period July 1, 1994 through June 30, 1995 in excess of a 75 percent loss and loss adjustment expense ratio. The contract covers essentially all lines of business written by Underwriters; however, property catastrophe losses are subject to a sublimit of $30 million. Also, Underwriters from time to time purchases retrocessional reinsurance in varying amounts for specific assumed treaties.

                 As of December 31, 1994, Underwriters had reported reinsurance receivables of $422.7 million through retrocessional agreements, including $188.2 million of reinsurance receivables under the $200 million aggregate excess of loss reinsurance contracts with a subsidiary of Continental
Insurance Group. The $188.2 million reinsurance receivable is secured by a combination of letters of credit and a trust fund dedicated solely to payments under the two reinsurance contracts. In addition, $85.7 million is due from another reinsurer, which amount is fully secured with a combination of letters of credit and funds withheld.

Outstanding Losses and Loss Adjustment Expenses
- -----------------------------------------------

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

                 When a claim is reported by the ceding company, Underwriters' claims department establishes a "case" reserve for the estimated amount of Underwriters' ultimate payment. Such reserves are based upon the amounts recommended by the ceding company and are supplemented by additional amounts as deemed necessary by Underwriters' claims department, after an evaluation of numerous factors including coverage, liability, severity of injury or damage, jurisdiction and ability of the ceding company to evaluate and handle the claim properly. In many cases Underwriters establishes case reserves even when the ceding company believes the reinsurer has no liability. In no instance is the case reserve established by Underwriters less than that suggested by the ceding company. These reserves are periodically adjusted by Underwriters' claims department based on its evaluation of subsequent reports from and audits of the ceding company.

                 Incurred but not reported ("IBNR") reserves are established on an aggregate basis to provide for losses incurred but not yet reported to the insurer and to supplement the overall adequacy of reported case reserves and estimated expenses of settling such claims, including legal and other fees and general expenses of administering the claims adjustment process. Underwriters establishes IBNR reserves by using generally accepted actuarial reserving techniques to estimate the ultimate liability for losses and loss adjustment expenses ("LAE"). The process provides implicit recognition of the impact of inflation and other factors that affect claims reporting by taking into account changes in historic loss reporting patterns and perceived probable trends.

                 Underwriters' actuarial department performs reviews of aggregate loss reserves at least twice each year. Between the semi-annual reviews, Underwriters uses an updating system which applies the loss ratios determined in the previous review to earned premiums to date, less incurred losses reported. Underwriters does not discount any of its reserves for reported or unreported claims in any line of its business for anticipated investment income. There are inherent uncertainties in estimating reserves primarily due to the long-term nature of most reinsurance business, the diversity of development patterns among different lines of business and types of reinsurance, and the necessary reliance on the ceding insurer for information regarding claims. Actual losses and LAE may deviate, perhaps substantially, from reserves on Underwriters' financial statements, which could have a material adverse effect on Underwriters' financial condition and results of operations. Based upon current information, Underwriters' believes reserves for losses and LAE at December 31, 1994 are a reasonable provision for such losses and LAE.

                 Underwriters' reserve for unpaid losses and loss adjustment expenses include amounts for various liability coverages related to asbestos and environmental impairment claims that arose from general liability and certain commercial multiple-peril coverages. Restrictive asbestos and environmental impairment exclusions were introduced in late 1986 on both primary and reinsurance contracts, significantly reducing these exposures for accidents occurring after 1986. Reserves for asbestos and environmental impairment claims cannot be estimated with traditional loss reserving techniques because of uncertainties that are greater than those associated with other types of claims. Factors contributing to those uncertainties include a lack of historical data, the significant periods of time that often elapse between the occurrence of an insured loss and the reporting of that loss to the ceding company and the reinsurer, uncertainty as to the number and identity of insureds with potential exposure to such risks, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability. Such uncertainties are not likely to be resolved in the near future.

                 As with all reinsurance claims, Underwriters establishes case reserves for both asbestos and environmental excess of loss reinsurance claims, by applying reinsurance contract terms to losses reported by ceding companies, analyzing from the first dollar of loss incurred by the primary insurer. Additionally, ceding companies often report potential losses on a precautionary basis to protect their rights under the reinsurance arrangements (a "precautionary notice"), which generally call for prompt notice to the reinsurer. Ceding companies, at the time they report such potential losses, advise Underwriters of the ceding companies' current estimate of the extent of such loss. Underwriters' Claims Department reviews each of these precautionary notices and, based upon current information, assesses the likelihood of loss to Underwriters. Such assessment is one of the factors used in determining the adequacy of IBNR reserves.

                 For asbestos claims, emphasis is placed on a review of precautionary notices with a named insured previously linked to large asbestos exposure (a "target defendant"). If the named insured is a "target defendant," Underwriters considers there is a probability of loss even if the named ceding company has not reported reserves. IBNR reserves are recorded based on this review, as well as the additional subjective consideration of the aggregate reported losses (approximately $7 million per year) and paid losses (approximately $3 million per year) for the last three years.

                 For environmental claims, Underwriters establishes case reserves and reviews precautionary notices as described above. Ultimate environmental claims exposure is especially uncertain because of the problematic apportionment of clean-up costs, the uncertain enforceability of contract exclusions and the lack of specific "target defendants." IBNR reserves are recorded based on Underwriters' Claims Department's assessment of precautionary notices and a review of historical calendar-year reported losses (approximately $4.6 million per year) and paid losses (approximately $1 million per year) for the last three years.

                 During the three years ended December 31, 1994, the average net loss payment per claim (open and settled) for asbestos and environmental exposures was $19,000 and $16,000, respectively, and the highest paid loss was $0.5 million for an asbestos claim and $0.6 million for an environmental claim, in each case net of ceded reinsurance. Most claims paid to date have been paid under excess of loss contracts with varying levels of retention by the ceding company. Although the range of losses paid by Underwriters has been wide, the frequency is more heavily weighted to lower dollar amounts.

                As of December 31, 1994, Underwriters' net case and IBNR reserves totaled about $34.2 million for asbestos-related liabilities, which includes reserves for approximately 810 open claims where cedents have advised Underwriters that they currently expect to recover from Underwriters. As of December 31, 1994, Underwriters' net case and IBNR reserves totaled about $25.6 million for environmental impairment claims, which includes reserves for approximately 505 open claims where cedents have advised Underwriters that they currently expect to recover from Underwriters. Additionally, ceding companies have submitted about 1,200 precautionary notices for asbestos-related claims and 8,700 precautionary notices for environmental impairment claims to Underwriters; however, based on information provided by the ceding companies and Underwriters' assessment of such claims, Underwriters does not expect such underlying losses to grow large enough to reach Underwriters' layer of reinsurance coverage.

                 The reconciliation of the beginning and ending reserves for unpaid losses and LAE related to asbestos and environmental impairment claims for the last three years (excluding an additional $35.8 million reserve for such claims, discussed in the text following the tables) is shown below (in thousands):


                       Reconciliation of Asbestos-Related
                       Claims Reserve for Losses and LAE


                                                                      1994            1993           1992
                                                                      ----            ----           ----
Reserve, net of reinsurance recoverables,
   as of January 1  . . . . . . . . . . . . . . . . . . .           $ 30,303       $ 26,719        $ 22,355
Incurred Loss, net of reinsurance . . . . . . . . . . . .              8,390          6,757           6,737
Paid Loss, net of reinsurance . . . . . . . . . . . . . .             (4,492)        (3,173)         (2,373)
                                                                    --------       --------        --------
Reserve, net of reinsurance recoverables,
   as of December 31  . . . . . . . . . . . . . . . . . .             34,201         30,303        $ 26,719
                                                                                                   ========

Reinsurance recoverables, as of December 31 . . . . . . .              8,422          1,257
                                                                    --------       --------
Reserve, gross of reinsurance recoverables,
   as of December 31  . . . . . . . . . . . . . . . . . .           $ 42,623       $ 31,560
                                                                    ========       ========
Type of Reserve, net of reinsurance
   recoverable:

   Case . . . . . . . . . . . . . . . . . . . . . . . . .           $ 24,201       $ 20,303        $ 17,719
   IBNR . . . . . . . . . . . . . . . . . . . . . . . . .             10,000         10,000           9,000
                                                                    --------       --------        --------
Total . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 34,201       $ 30,303        $ 26,719
                                                                    ========       ========        ========


                   Reconciliation of Environmental Impairment
                       Claims Reserve for Losses and LAE


                                                                      1994            1993           1992
                                                                      ----            ----           ----
Reserve, net of reinsurance recoverables,
   as of January 1  . . . . . . . . . . . . . . . . . . .           $ 22,281       $ 16,658       $ 14,568
Incurred Loss, net of reinsurance . . . . . . . . . . . .              3,074          7,230          3,378
Paid Loss, net of reinsurance . . . . . . . . . . . . . .                245         (1,607)        (1,288)
                                                                    --------       --------       --------
Reserve, net of reinsurance recoverables,
   as of December 31  . . . . . . . . . . . . . . . . . .             25,600         22,281       $ 16,658
                                                                                                  ========
Reinsurance recoverables, as of December 31 . . . . . . .              8,592          5,401
                                                                    --------       --------
Reserve, gross of reinsurance recoverables,
   as of December 31  . . . . . . . . . . . . . . . . . .           $ 34,192       $ 27,682
                                                                    ========       ========
Type of Reserve, net of reinsurance
   recoverable:

   Case . . . . . . . . . . . . . . . . . . . . . . . . .           $ 15,600       $ 12,281       $ 10,658
   IBNR . . . . . . . . . . . . . . . . . . . . . . . . .             10,000         10,000          6,000
                                                                    --------       --------       --------
Total . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 25,600       $ 22,281       $ 16,658
                                                                    ========       ========       ========

                 Increases to asbestos-related and environmental impairment claims reserves, if any, would be covered to varying degrees by Underwriters' existing reinsurance contracts with its retrocessionaires.

                 In addition to the case and IBNR reserves for asbestos-related and environmental impairment claims reported in the tables above, Underwriters carries an additional $35.8 million in reserves, determined in accordance with generally accepted accounting principles ("GAAP"), for such exposures. Taking into consideration these additional reserves, Underwriters believes that its total asbestos-related and environmental impairment reserves are a reasonable provision for such claims.

                 The table below shows changes in historical net loss and LAE reserves for Underwriters for each year since 1984. Reported reserve development is derived primarily from information included in Underwriters' statutory financial statements. The first line of the upper portion of the table shows the net reserves at December 31 of each of the indicated years, representing the estimated amounts of net outstanding losses and LAE for claims arising during that year and in all prior years that are unpaid, including losses that have been incurred but not yet reported to Underwriters. The upper (paid) portion of the table shows the cumulative net amounts paid as of December 31 of successive years with respect to the net reserve liability for each year. The lower (liability re-estimated) portion of the table shows the re-estimated amount of the previously recorded net reserves for each year based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about claims for individual years. In evaluating the information in the table, it should be noted that a reserve amount reported in any period includes the effect of any subsequent change in such reserve amount. For example, if a loss was first reserved in 1987 at $100,000 and was determined in 1990 to be $150,000, the $50,000 deficiency would be included in the Cumulative Redundancy (Deficiency) row shown below for each of the years 1987 through 1989.

                 Conditions and trends that have affected the development of liability in the past may not necessarily occur in the future. Accordingly, it is not be appropriate to extrapolate future redundancies or deficiencies based on this table. During the mid-1980's, the reinsurance industry, including Underwriters, experienced substantial underwriting losses. Such losses are reflected in the table, beginning with the comparatively high cumulative deficiencies in the years 1984-86. The $35.8 million reserve strengthening, along with prior increases to asbestos-related and environmental impairment reserves, was the primary cause of the cumulative reserve deficiencies in the years 1988-93.

                                Changes in Historical Net Reserves for Loses and LAE (in millions)

                                                                          Year Ended December 31,
                                          -------------------------------------------------------------------------------------
                                           1984    1985    1986    1987    1988    1989    1990    1991    1992    1993    1994
                                          -----   -----   -----   -----   -----   -----   -----   -----   -----   -----   -----
Net liabiity as of the end
of year* ..............................   $ 179   $ 279   $ 359   $ 470   $ 461   $ 453   $ 411   $ 411   $ 437   $ 509   $ 536

Cumulative amount of net
liability paid as of
    One year later.....................   $  63   $  80   $  94   $ 116   $ 119   $ 137   $ 101   $  84   $  98   $ 112      -
    Two years later....................     130     161     193     208     242     227     173     161     178      -       -
    Three years later..................     192     258     277     330     306     285     239     214      -       -       -
    Four years later...................     260     341     375     380     348     342     274      -       -       -       -
    Five years later...................     318     389     407     416     394     370      -       -       -       -       -
    Six years later....................     359     404     423     458     414      -       -       -       -       -       -
    Seven years later..................     373     413     460     475      -       -       -       -       -       -       -
    Eight years later..................     381     445     471      -       -       -       -       -       -       -       -
    Nine years later...................     404     454      -       -       -       -       -       -       -       -       -
    Ten years later....................     409      -       -       -       -       -       -       -       -       -       -

Net liability re-estimated as of:
    One year later.....................     237     341     439     481     454     457     414     412     483     516      -
    Two years later....................     314     426     449     473     457     460     421     455     487      -       -
    Three years later..................     394     432     441     476     462     474     465     460      -       -       -
    Four years later...................     400     428     444     478     492     520     472      -       -       -       -
    Five years later...................     396     426     445     516     538     528      -       -       -       -       -
    Six years later....................     394     427     484     562     548      -       -       -       -       -       -
    Seven years later..................     395     454     531     572      -       -       -       -       -       -       -
    Eight years later..................     410     495     539      -       -       -       -       -       -       -       -
    Nine years later...................     447     498      -       -       -       -       -       -       -       -       -
    Ten years later....................     449      -       -       -       -       -       -       -       -       -       -
    Cumulative Redundancy
    (Deficiency).......................   $(270)  $(219)  $(180)  $(102)   $(87)   $(75)   ($61)   $(49)   $(50)   $ (7)     -

Gross Liability - End of Year                                                                                      $861    $940
Reinsurance Recoverable                                                                                             352     404
                                                                                                                   ----    ----
Net Liability - End of Year                                                                                         509    $536
                                                                                                                   ====    ====
Gross Re-estimated Liability -Latest                                                                                881
Re-estimated Recoverable - Latest                                                                                   365
                                                                                                                   ----
Net Re-estimated Liability - Latest                                                                                $516
                                                                                                                   ====

__________________

* Amounts for 1984-1986 were determined in accordance with statutory accounting principles.

                 The reconciliation between reserves determined in accordance with statutory accounting practices ("SAP") and reserves determined in accordance with GAAP for the last three years is shown below (in thousands):

                 Reconciliation of Reserves for Losses and LAE
                          from SAP Basis to GAAP Basis


                                                                    December 31,
                                                          ------------------------------------
                                                            1994           1993         1992
                                                            ----           ----         ----

Statutory Reserves  . . . . . . . . . . . . . . .         $500,567       $473,625     $424,205
Reinsurance Deposits(1) . . . . . . . . . . . . .                0              0       12,396
Additional Mass Action Reserves(2)  . . . . . . .           35,750         35,750            0
Reinsurance Recoverables. . . . . . . . . . . . .          404,210        351,829      352,073
                                                          --------       --------     --------
GAAP Reserves . . . . . . . . . . . . . . . . . .         $940,527       $861,204     $788,674
                                                          ========       ========     ========

___________________
(1) Amount relates to multiple-year retrospectively-rated contracts (i.e., contracts that provide for premium adjustments or changes in future coverage based on loss experience), which were written by Underwriters in 1992 and prior years in the normal course of business consistent with industry practice and were classified as ceded reserves on a statutory basis. GAAP requires that such contracts be accounted for as deposits.

(2) Amount represents additional reserves recorded by Underwriters in 1993 for probable asbestos-related and environmental impairment claims exposure.

                 The reconciliation of reserves for the last three years on a GAAP basis is shown below (in thousands):


                 Reconciliation of Reserves for Losses and LAE


                                                                          1994           1993            1992
                                                                          ----           ----            ----
Reseve, net of reinsurance recoverables,
   as of January 1  . . . . . . . . . . . . . . . . . . . . .           $ 509,375      $ 436,601       $ 410,805
Incurred Loss, net of reinsurance, related to:
   Current year . . . . . . . . . . . . . . . . . . . . . . .             146,426        143,723         121,504
   Prior years  . . . . . . . . . . . . . . . . . . . . . . .               6,630         46,404           1,376
                                                                        ---------      ---------       ---------
Total Incurred Loss, net of reinsurance  . . . . . . . . . .              153,056        190,127         122,880
                                                                        ---------      ---------       ---------
Paid Loss, net of reinsurance, related to:
   Current year . . . . . . . . . . . . . . . . . . . . . . .             (13,826)       (19,640)        (12,954)
   Prior years  . . . . . . . . . . . . . . . . . . . . . . .            (112,288)       (97,713)        (84,130)
                                                                        ---------      ---------       ---------
Total Paid Loss, net of reinsurance  . . . . . . . . . . . .             (126,114)      (117,353)        (97,084)
                                                                        ---------      ---------       ---------
Reserve, net of reinsurance recoverables,
   as of December 31  . . . . . . . . . . . . . . . . . . . .             536,317        509,375       $ 436,601
                                                                                                       =========
Reinsurance recoverables, as of December 31  . . . . . . .  .             404,210        351,829
                                                                        ---------      ---------
Reserve, gross of reinsurance
   recoverables, as of December 31  . . . . . . . . . . . . .           $ 940,527      $ 861,204
                                                                        =========      =========




Investment Operations
- ---------------------

                 Underwriters' investments must comply with the insurance laws of New Hampshire, California and Nebraska, the domiciliary states of Underwriters, CUIC and UIC, respectively, and the other states in which they are licensed. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stocks and real estate mortgages.

                Underwriters' investment strategy is to match the average duration of its high-quality diversified fixed maturity portfolio to the average adjusted duration of its liabilities, which approximates 4.5 years, and to provide sufficient cash flow to meet its obligations while maximizing its after-tax rate of return. The average adjusted duration of liabilities is estimated by adjusting the average duration of liabilities by an appropriate amount to reflect anticipated cash flows. Securities may be sold to take advantage of investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors. The entire fixed maturity portfolio is designed to be able to react to such opportunities or other situations that may otherwise result in a mismatch between the duration of assets and liabilities and as such is classified as available for sale.

                 The following table reflects investment results for the fixed maturity portfolio of Underwriters for the three months ended December 31, 1993 and the year ended December 31, 1994 (in thousands except percentages):



                               Investment Results


                                               Net             Net
                                             Pre-Tax        After-Tax       Pre-Tax                          After
                           Average          Investment      Investment      Realized        Effective         Tax
     Period             Investments(1)       Income(2)       Income(3)       Losses          Yield(4)       Yield(5)
     ------             --------------      ----------      ----------      --------        ---------       --------
Three Months Ended
  December 31, 1993       $ 728,478         $  10,390       $   7,943       $  2,381           5.7%           4.4%

Year Ended
  December 31, 1994       $ 748,681         $  41,226       $  32,465       $  6,115           5.5%           4.3%


(1) Average of amortized cost of fixed maturities at beginning and end of period, excluding operating cash.
(2) After investment expenses, excluding realized gains or losses from sale of investments.
(3)   Net pre-tax investment income less appropriate income taxes.
(4) Net pre-tax investment income for the period, annualized for the three months ended December 31, 1993, divided by average investments for the same period.
(5) Net after-tax investment income for the period, annualized for the three months ended December 31, 1993, divided by average investments for the same period.


                 As of December 31, 1994, the equity portfolio of Underwriters was carried at a market value of approximately $125.1 million with an original cost of approximately $118.5 million, and consisted primarily of 6,015,038 shares of the common stock of Santa Fe. In 1994, Underwriters did not realize any gains or losses from the sale of equity securities, or receive any dividends therefrom.

                 The following table summarizes the investments of Underwriters, excluding cash, as of December 31, 1994, with all investments carried at market value (in thousands except percentages):



                                  Investments


                                                       Amortized Cost
                                                          or Cost                     Market Value
                                                  ----------------------        -------------------------
                                                  Amount      Percentage        Amount         Percentage
Short term investments  . . . . . . . . .         $ 54,248         6%           $ 54,248            7%
Corporate Bonds . . . . . . . . . . . . .          108,496        13             100,874           13
United States government and
   government agency bonds  . . . . . . .           38,575         4              34,319            4
Mortgage- and asset-backed securities . .          216,132        25             200,157           25
Foreign bonds . . . . . . . . . . . . . .           21,757         2              19,743            2
Redeemable preferred stocks . . . . . . .           16,116         2              14,912            2
Municipal bonds . . . . . . . . . . . . .          290,376        34             262,740           32
Equity securities(1)  . . . . . . . . . .          118,577        14             125,090           15
                                                  --------       ---            --------          ---
   Total                                          $864,277       100%           $812,083          100%
                                                  ========       ===            ========          ===

(1)   Amount includes 6,015,038 shares of the common stock of Santa Fe.



                 The following table indicates the composition of the long-term fixed maturity portfolio by Moody's rating as of December 31, 1994 (in thousands except percentages):


              Long-Term Fixed Maturity Portfolio by Moody's Rating

                                 Market
                                  Value          Percentage
                                --------         ----------
           Aaa                  $383,485             61%
           Aa                    115,660             18
           A                     108,203             17
           Baa                    25,397              4
                                --------            ---
             Total              $632,745            100%
                                ========            ===

                 The following table indicates the composition of the long-term fixed maturity portfolio by years until maturity as of December 31, 1994 (in thousands except percentages):

           Long-Term Fixed Maturity Portfolio by Years Until Maturity


                                                  Market
                                                  Value             Percentage
                                                  ------            ----------
      One year or less  . . . . . . . .          $ 18,139                3%
      Over one through five years . . .            73,437               11
      Over five through ten years . . .           133,050               21
      Over ten years  . . . . . . . . .           207,959               33
      Mortgage- and asset-backed
       securities . . . . . . . . . . .           200,160               32
                                                 --------              ---
        Total                                    $632,745              100%
                                                 ========              ===



Competition
- -----------

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

                 The property and casualty reinsurance business is competitive or highly competitive, depending upon the cycle described above. Underwriters competes primarily in the United States reinsurance market with numerous foreign and domestic reinsurers, many of which have greater financial resources than

Underwriters. Competition in the types of reinsurance in which Underwriters is engaged is based on many factors, including the perceived overall financial strength of the reinsurer, premiums charged, contract terms and conditions, services offered, speed of claims payment, reputation and experience.

                 Underwriters' competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies and domestic, European and Asian underwriting syndicates.

                 According to the Reinsurance Association of America, at December 31, 1994, there were fifty-two domestic professional reinsurers, and Underwriters was the nation's twelfth-largest in terms of statutory surplus and nineteenth-largest in terms of net premiums written.

Regulation
- ----------

                 Underwriters, CUIC and UIC are subject to regulation and supervision by state insurance regulators under the insurance statutes and regulations of states in which they are incorporated (New Hampshire, California and Nebraska, respectively). In addition, each of these companies is regulated in each jurisdiction in which it conducts business. Among other things, insurance statutes and regulations typically limit the amount of dividends that can be paid without prior regulatory notification and approval, impose restrictions on the amounts and types of investments Underwriters, CUIC and UIC may hold, prescribe solvency standards that must be met and maintained, require filing of annual or other reports with respect to financial condition and other matters and provide for periodic examinations of Underwriters, CUIC and UIC.

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

                 As an insurance holding company, Alleghany is also subject to the insurance regulations of New Hampshire, California and Nebraska. Each state required prior regulatory approval of Alleghany's acquisition of Underwriters, CUIC and UIC, respectively. Alleghany and its other subsidiaries, however, are generally not subject to restrictions on their business activities due to their affiliation with Underwriters.

                 Beginning with the 1994 year end statutory financial statements, the insurance laws of New Hampshire, California and Nebraska imposed risk-based capital ("RBC") requirements on property and casualty insurers and reinsurers, based on a model adopted by the National Association of Independent Insurers. The RBC laws, and the instructions thereunder, attempt to measure a property and casualty company's statutory capital and surplus needs, taking into account the risk characteristics of the companies' investments and products. The RBC laws provide for four different levels of regulatory attention, dependent upon the ratio of a company's total adjusted capital to its risk-based capital (the "RBC ratio"), providing regulators with an early warning tool to identify weakly capitalized companies for purposes of initiating further regulatory action. Management believes that comparisons of estimated RBC ratios of property and casualty insurers and reinsurers will become generally available. Principally because of the RBC requirements associated with their investments, Underwriters, CUIC and UIC believe that their RBC ratios are better than those of many of their competitors in the property and casualty industry. Each of Underwriters, CUIC and UIC had RBC ratios well in excess of the first level at which regulatory attention under such laws would be warranted.

                 In October 1994, the National Association of Insurance Commissioners issued a revision, effective January 1, 1995, to the statutory practices of accounting for reinsurance contracts. Under the new guidance, accounting for the risk transfer provisions of reinsurance contracts on a statutory basis will be substantially similar to generally accepted accounting principles.

Employees
- ---------

                 Underwriters employed 164 persons as of December 31, 1994.


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

                 Accordingly, World Minerals conducts its industrial minerals business through its subsidiaries, Celite and Harborlite:

         Celite
         ------

                 Celite is believed to be the world's largest producer of filter-grade diatomite, which it markets worldwide under the Celite(registered trademark) and Kenite(registered trademark) brand names; Celite also markets filter grade diatomite in Europe under the Primisil(registered trademark) brand name and in Latin America and other areas under the Diactiv(registered trademark) brand name. Celite also produces calcium silicate products and magnesium silicate products, which are sold worldwide under the MicroCel(registered trademark) and Celkate(registered trademark) brand names (except in portions of Europe where calcium silicate products are sold under the Calflo(registered trademark) brand name).

                 Diatomite is a silica-based mineral consisting of the fossilized remains of microscopic freshwater or marine plants. Diatomite's primary applications are in filtration and as a functional filler. Filtration accounts for the majority of the worldwide diatomite market and for over 50 percent of Celite's diatomite sales. Diatomite is used as a filter aid in the production of beer, food, juice, wine, water, sweeteners, fats and oils, pharmaceuticals, chemicals, lubricants and petroleum. Diatomite is used as a filler, mainly in paints. Diatomite is also used as an anti-block agent in plastic film.

                 Celite's calcium and magnesium silicate products, which have high surface area and adsorption and absorption capabilities, are used to convert liquid, semi-solid and sticky ingredients into dry, free-flowing powders. Celite's calcium and magnesium silicate products are used in the production of rubber, sweeteners, flavorings and pesticides.

         Harborlite
         ----------

                 Harborlite, which began operations on November 16, 1992, carries on the business of Old Harborlite and the perlite production businesses formerly conducted by Celite.

                 World Minerals believes that Harborlite is one of the world's largest producers of perlite filter aids and a significant producer of perlite ore. These products are marketed worldwide under the Harborlite(registered trademark) brand name. Perlite is a volcanic rock which contains between 2 percent and 5 percent natural combined water. When heated rapidly, the natural combined water turns explosively to steam and the perlite ore "pops" in a manner similar to popcorn, expanding up to twenty times its original volume and creating a soft material with large surface area and correspondingly low density.

                 Perlite ore is mined at Harborlite's No Agua, New Mexico mine and is sold primarily to companies that expand it in their own expansion plants and use it in the manufacture of roofing board, formed pipe insulation and acoustical ceiling tile. Perlite ore for filter-aid and certain filler applications is mined at Harborlite's Superior, Arizona mine and is expanded at one of Harborlite's seven expansion plants located within the United States. Expanded perlite is also produced at Harborlite's two expansion plants in Europe from perlite ore obtained from European and Middle Eastern suppliers. Most of Harborlite's expanded perlite is used as a filter aid in the brewing, food, wine, sweetener, pharmaceutical, chemical and lubricant industries, or as a filler and insulating medium in various construction applications.

                 World Minerals directs its business from its world headquarters in Lompoc, California. Its Celite subsidiary also has its world headquarters in Lompoc, California and owns, directly or through wholly owned subsidiaries, diatomite mines and processing plants in Lompoc, California; Quincy, Washington; Murat, France; Alicante, Spain; Arica, Chile; and Guadalajara, Mexico. Celite also owns 48.6 percent of Kisilidjan, h.f., a joint venture with the Government of Iceland which mines and processes diatomite from Lake Myvatn in Iceland.

                 Harborlite has its world headquarters in Vicksburg, Michigan and owns a perlite mine and mill in No Agua, New Mexico, a perlite loading facility in Antonito, Colorado, a perlite mine and a mill in Superior, Arizona and perlite expansion facilities in Escondido, California; Green River, Wyoming; Laporte and Fort Worth, Texas; Reserve, Louisiana; Vicksburg, Michigan; Quincy, Florida; Wissembourg, France; and Hessle, England.

                 World Minerals conducts certain of its operations in foreign countries. In 1994, approximately 32 percent of World Minerals' revenues (equal to 3 percent of Alleghany's consolidated revenues from continuing operations) were generated by foreign operations, and an additional 14 percent of World Minerals' revenues were generated by export sales from the United States.

                 World Minerals minimizes its exposure to the risk of foreign currency fluctuation by, among other things, declaring and paying dividends whenever feasible, and having its foreign subsidiaries invoice their export customers in United States dollars or other "hard currencies." World Minerals' foreign operations do not subject Alleghany to a material risk from foreign currency fluctuation. The recent Mexican currency crisis is illustrative. Celite owns a diatomite mine and processing plant in Mexico through a Mexican subsidiary. The decline in value of the Mexican peso, which began in late December 1994, did not have any significant impact on World Minerals' 1994 earnings, and is not expected to have a significant impact on 1995 earnings primarily because almost half of the customers of the Mexican subsidiary are billed in United States dollars.

                 Celite's largest diatomite mine and plant is located near Lompoc, California. All additional diatomite supplies are currently obtained by Celite from its mines in the state of Washington, France, Spain, Mexico, Chile and from the Lake Myvatn mine in Iceland (although environmental regulations and seismic activity may adversely affect future production at Lake Myvatn). Celite believes that its diatomite reserves at each site are generally sufficient to last for at least 20 more years at the current rate of utilization.

                 Harborlite obtains perlite ore from its No Agua and Superior mines, and believes that its perlite ore reserves at each site are sufficient to last at least 20 more years at the current rate of utilization. The perlite used by Harborlite for expansion in Europe is obtained from third parties in Europe and the Middle East.

                 Celite's silicate products are produced from purchased magnesium and calcium compounds and internally produced diatomite.

                 World Minerals experienced no interruption in raw material availability in 1994, and barring unforeseen circumstances anticipates no such interruption in 1995. While there can be no assurance that adequate supplies of all raw materials will be available in the future, Celite and Harborlite believe that they have taken reasonable precautions for the continuous supply of their critical raw materials.

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

                 World Minerals presently owns, controls or holds licenses either directly or through its subsidiaries to approximately 15 United States and 33 foreign patents and patent applications. While World Minerals considers all of its patents and licenses to be valuable, World Minerals believes that none of its patents or licenses is by itself material to its business.

                 World Minerals normally maintains approximately a one- to three-week supply of inventory on certain products due to production lead times. Although diatomite mining activities at Celite's principal mine in Lompoc, California may be suspended during periods of heavy rainfall, World Minerals believes that, because of the stockpiling of ore during dry periods, such suspensions do not materially affect the supply of inventory. Barring unusual circumstances, World Minerals does not experience backlogs of orders. World Minerals' business is not seasonal to any material degree.

                 Programs instituted by management from 1991 through 1993 have strengthened World Minerals. Domestic and international operations are now consolidated into a single, centrally managed worldwide business under the direction of a highly capable management team. Financial systems and controls have been upgraded, and the Celite and Harborlite sales forces have been consolidated to improve efficiency and take advantage of synergies. World Minerals acts as the sales agent for both Celite and Harborlite in the United States and procures orders from customers and distributors on their behalf. Celite distributes Harborlite's products in Europe to dealers, distributors and end users on Harborlite's behalf.

                 World Minerals has research and development, environmental control and quality control laboratories at its Lompoc production facilities and quality control laboratories at each of its other production facilities. In 1994, World Minerals spent approximately $900,000 on company-sponsored research and technical services (in addition to amounts spent on engineering and exploration) related to the development and improvement of its products and services.

Competition
- -----------

                 World Minerals believes that Celite is the world's largest producer of filter grade diatomite. The remainder of the market is shared by Celite's four major competitors: Eagle-Picher Minerals (United States), Grefco (United States), CECA (France) and Showa (Japan), and a number of smaller competitors. Celite's silicates compete with a wide variety of other synthetic mineral products.

                 World Minerals believes that Harborlite is one of the world's largest producers of perlite filter aids and is a significant producer of perlite ore. Harborlite has two large competitors in the expanded perlite market, Grefco and CECA, and many smaller competitors. Competition is principally on the basis of service, product quality and performance, warranty terms, speed and reliability of delivery, availability of the product and price.

                 Celite's and Harborlite's filter-aid products compete with other filter aids, such as cellulose, and other filtration technologies, such as crossflow and centrifugal separation.

Regulation
- ----------

                 All of Celite's and Harborlite's domestic operations are subject to a variety of federal, state and local environmental laws and regulations. These laws and regulations establish potential liability for costs incurred in cleaning up waste sites and impose limitations on atmospheric emissions, discharges to domestic waters, and disposal of hazardous materials. Certain state and local jurisdictions have adopted regulations that may be more stringent than corresponding federal regulations. Celite and Harborlite believe that the impact of environmental regulation on their respective operating results has been minimal due to their environmental compliance programs; however, Celite and Harborlite cannot predict the potential future impact of such regulations, given the increasing number and complexity, and changing character, of such regulations.

                 Moreover, federal and state laws governing disposal of wastes impact customers who must dispose of used filter-aid materials. World Minerals works with its customers to implement disposal strategies to minimize the impact of these disposal regulations.

                 The domestic mining operations of Celite and Harborlite are subject to regulation by the Mine Safety and Health Administration ("MSHA"). This agency establishes health and safety standards for employee work environments in the mining industry. MSHA promulgates regulations relating to noise, respiratory protection and dust. Celite's and Harborlite's domestic production facilities which are not under the jurisdiction of MSHA are subject to regulation by the Occupational Safety and Health Administration ("OSHA") which establishes regulations regarding, among other things, workplace conditions, and exposure to dust and noise. In addition, certain state agencies exercise concurrent jurisdiction in these areas.

                 World Minerals maintains a staff of experienced environmental and industrial hygiene professionals who assist plant personnel in complying with environmental, health and safety regulations. This group also performs routine internal audits and reviews of World Minerals' plant facilities worldwide. Due to these programs and responsible management at the local plant level, compliance with such regulations has been facilitated and the financial impact of such regulations on operating results has been minimal.

                 Certain products of Celite and Harborlite are subject to the Hazard Communication Standard promulgated by OSHA, which requires Celite and Harborlite, respectively, to disclose the hazards of their products to employees and customers. Celite's diatomite products and certain of Harborlite's products contain varying amounts of crystalline silica, a substance which is among the most common found on earth. In 1987, the International Agency for Research on Cancer ("IARC") issued a report, which was supplemented in 1988, designating crystalline silica as "probably carcinogenic to humans," which is a tentative classification falling between "probably not carcinogenic to humans" and "sufficient evidence of human carcinogenicity." Celite and Harborlite therefore provide required warning labels on their products containing in excess of 0.1 percent respirable crystalline silica, advising customers of the IARC designation and providing recommended safety
precautions.   Such requirements also mandate that industrial customers who purchase diatomite or perlite for use as a filler in their products label such products to disclose hazards which may result from the inclusion of crystalline silica-based fillers, if such products contain in excess of 0.1 percent of crystalline silica by volume. Therefore, some manufacturers of paint may be considering the use of other fillers in place of Celite's products. However, Celite believes that the loss of these customers would not have a material adverse effect on its operating results. Several states have also enacted or adopted "right to know" laws or regulations, which seek to expand the federal Hazard Communication Standard to include providing notice of hazards to the general public, as well as to employees and customers.

                 The 1987 IARC designation has been the subject of controversy and continued study. Celite, through the industry-sponsored International Diatomite Producers Association ("IDPA"), has participated in funding several studies to examine in more detail the cancer risk to humans from crystalline silica. One such study, conducted by the University of Washington, found a modest increase in lung cancer deaths in the cohort compared with national rates (indicated by a standardized mortality ratio ("SMR") equal to 1.43). The standardized mortality ratio compares the number of cancer deaths in the cohort with 1, representing the number of cancer deaths in the population at large. The study also found an increase in non-malignant respiratory disease ("NMRD") (SMR equal to 2.59); this finding was expected because the NMRD category included silicosis resulting from exposures in past decades.

                 After the publication of the Washington study, Celite conducted its own review of the portion of the cohort representing the Lompoc plant and found that more workers in this portion of the cohort may have been exposed to asbestos than originally thought. Since exposure to asbestos has been found to cause lung cancer and respiratory disease, this finding has raised concern that the Washington study may have overstated the adverse health effects of exposure to crystalline silica. IDPA engaged an epidemiologist and an industrial hygienist to examine the cohort to determine whether asbestos exposure was fully accounted for in the Washington study's results. The final IDPA report was issued in December 1994 and found:

                 "Although asbestos operations were small relative to the diatomaceous earth operations, analyses in this report showed that exposure to asbestos by workers was relatively common. For example, the number of cohort members who were ever definitely, probably or possibly exposed to asbestos was shown to involve approximately 60 percent of the cohort. Even when only men employed in jobs definitely exposed to asbestos for more than [one] year in the period 1950-1977 were considered, more than 8 percent of the cohort had held such jobs."

The study's authors called for further analyses which fully take into account the results of the study stating "[t]he interpretation of the silica-lung cancer risk relationships based on the [Lompoc] cohort should await the outcome of such analyses."

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

Employees
- ---------

                 During 1994, World Minerals reorganized and centralized much of the sales and administrative functions formerly performed at the operating subsidiary level. As of December 31, 1994, World Minerals had 114 employees, all located in the United States, Celite had a total of about 798 employees worldwide, and Harborlite had a total of about 212 employees worldwide. Approximately 339 of Celite's employees and 36 of Harborlite's employees in the United States are covered by collective bargaining agreements. All of the collective bargaining agreements covering workers at Celite and Harborlite are in full force and effect. The collective bargaining agreement governing 53 hourly production workers at Celite's facility at Quincy, Washington is scheduled to expire in October 1995.

STEEL FASTENER BUSINESS

               The Heads and Threads division of Alleghany, headquartered in Northbrook, Illinois, is believed to be the nation's leading distributor of imported steel fasteners. Heads and Threads imports and sells commercial fasteners - nuts, bolts, screws and washers - for resale to fastener manufacturers and distributors through a network of sales offices and warehouses located in sixteen states. The strength of Heads and Threads lies in its five major warehouses and fourteen regional satellite warehouses, long years of association with suppliers and customers, and ability to control operating costs.

               Since Heads and Threads imports virtually all of its fasteners, it is necessary to forecast inventory requirements from six months to a year in advance to allow time for shipments to reach their destinations in the United States. In addition, Heads and Threads' costs are subject to foreign currency fluctuations and increases in import duties, which may result from determinations by United States federal agencies that foreign countries are violating United States laws or intellectual property rights, or are following restrictive import policies. Heads and Threads operations do not subject Alleghany to a material risk from foreign currency fluctuation or increased import duties.

               The earthquake in Japan in January 1995, coupled with indigenous material cost increases, have caused Taiwanese manufacturers, the main source of supply for Heads and Threads, to increase their prices. Some shortages have also developed. These are expected to be offset by other marketing factors. Rules that have been proposed to implement the Fastener Quality Assurance Act, which became law in late 1990 but has not yet gone into effect, also may increase costs.

               At December 31, 1994, Heads and Threads had about 165 employees.

Item 2.        Properties
               ----------

               Alleghany's headquarters is located in leased office space of about 10,000 square feet at Park Avenue Plaza in New York City.

               CT&T and CTI lease about 278,000 square feet for their headquarters operations in the Chicago Title and Trust Center, a 49-story office complex at 171 North Clark Street in Chicago, Illinois.

               Ticor Title's and Security Union's headquarters are in company-owned premises of about 180,000 square feet in Rosemead, California. CT&T and its subsidiaries own or lease buildings or office space in approximately 425 locations throughout the United States, primarily for CTI, Security Union and Ticor Title full-service and satellite branch office operations.

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

               A description of the major plants and properties owned and operated by Celite and Harborlite is set forth below. All of the following properties are owned, with the exception of Plant # 1 at Quincy, Washington, the headquarters offices at Lompoc, California, the Rueil, France and Santiago, Chile offices, and the plant at Wissembourg, France, which are leased.

  Location and                        Approximate              Product
Nature of Property                   Square Footage            or Use
- ------------------                   --------------            -------

CELITE:
- -------
Lompoc, CA                              961,410            Diatomite filter
Production facility;                                       aids, fillers,
17 multi-story production                                  silicates and
buildings; 5 one-                                          specialty
story warehouse                                            products
buildings; 6 one-
story laboratory
buildings; 4 multi-
story bulk handling
buildings; 6 one-
story office buildings;
2 one-story lunch and
locker-room buildings;
and 10 one-story shops.

Lompoc, CA                               17,300            Headquarters
1 one-story building;                                      offices
3 units within
1 one-story building.

Quincy, WA                               60,941            Diatomite filter
Production facility; Plant                                 aids and fillers
#1-1 multi-story
production building and
7 one-story buildings.
Plant #2-1 multi-
story production
building and 6 one-
story buildings.

Murat, Department
of Cantal, France                        77,000            Diatomite filter
Production facility;                                       aids
1 one-story
manufacturing
building; 2 one-
story warehouses;
and 1 one-story
office building.

Rueil, France                            10,000            Sales and
1 single floor.                                            administrative
                                                           offices


  Location and                        Approximate              Product
Nature of Property                   Square Footage            or Use
- ------------------                   --------------            -------
Guadalajara, Mexico                      116,610          Diatomite filter
Production facility;                                      aids and fillers
2 multi-story production
buildings; 2 multi-story
pollution-control
buildings; and 20
one-story buildings.

Mexico City, Mexico                        2,700          Offices
1 single floor
condominium.

Arica, Chile                              50,000          Diatomite
Production facility;                                      Filter Aids
1 calcined line;
1 natural line;
1 administration
building; 1 laboratory;
1 warehouse building; 1
changing room building;
1 maintenance workshop; and
1 product warehouse.

Santiago, Chile                            1,682          Offices
1 single floor in
a multi-story, rented
office building.

Alicante, Spain                           69,410          Diatomite filter
Production facility;                                      aids and fillers
2 multi-story manufac-
turing buildings;
3 one-story ware-
houses; 2 one-story
office buildings;
and 3 miscellaneous
buildings.

  Location and                        Approximate              Product
Nature of Property                   Square Footage            or Use
- ------------------                   --------------            -------
HARBORLITE:
- -----------
Antonito, CO                              9,780                Warehouse
1 one-story manu-                                              facilities for
facturing building                                             perlite ore
and warehouse; 1 one-
story office building;
and 1 one-story ware-
house.

No Agua, NM                              40,550                Perlite ore
Production facility;
1 six-story mill
building; 1 one-
story office and
shop building; and
8 miscellaneous one-
story buildings.

Superior, AZ                              6,900                Perlite ore
Production facility;
1 one-story
warehouse building; and
1 one-story office
building.

Escondido, CA                             8,450                Perlite filter
1 one-story                                                    aids
warehouse building;
and 1 one-story office
building.

Green River, WY                          17,300                Perlite filter
1 one-story                                                    aids
warehouse building;
and 1 one-story office
building.

Vicksburg, MI                            25,050                Perlite filter
2 one-story                                                    aids
warehouse buildings;
and 1 one-story office
building.


  Location and                        Approximate                  Product
Nature of Property                   Square Footage                or Use
- ------------------                   --------------                -------
Fort Worth, TX                           15,000                Perlite filter
1 one-story warehouse                                          aids
building; 1 one-story
manufacturing building;
and 1 one-story office
building.

Quincy, FL                               18,450                Perlite filter
1 one-story warehouse                                          aids
building; 1 one-story
manufacturing building;
and 1 one-story office
building.

Wissembourg, France                      50,000                Perlite filter
1 multi-story                                                  aids and fillers
production and ware-
house building.


Hessle, Humberside,
United Kingdom                           36,700                Perlite filter
1 one-story                                                      aids and fillers
manufacturing
building; and 1
two-story office
building.

LaPorte, Texas                           18,000                Perlite filter
1 one-story                             as of 1/17/95          aids, cryogenics
expansion warehouse                     (being expanded)       and fillers
and office building.

Reserve, Louisiana                       11,440                Perlite filter
1 one-story                                                    aids and
expansion warehouse                                            cryogenics
and office building.


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

               The operations of Alleghany's Heads and Threads division are conducted in 16 states at 19 locations. There are either warehouses, or combined warehouses and sales offices, at such locations; two locations are owned and the remainder are leased. Heads and Threads' headquarters in Northbrook, Illinois is owned by Alleghany.

               API's headquarters is located in leased premises of approximately 3,630 square feet in Sacramento, California. API or its subsidiary owns 52 properties in fee (four of which are subject to a first deed of trust), and one additional property for which foreclosure is probable but has not yet occurred, in California. Such properties are comprised of improved and unimproved commercial land (office, retail and industrial), improved and unimproved commercial and residential lots, and office, retail, commercial and residential buildings. In addition, the following properties are held by joint ventures in dissolution in which API has an interest, but the liquidation of such joint ventures has not yet been completed. API intends to dispose of all of these properties in an orderly fashion, which may take several years.


Location                     Approximate Acreage          Property Type
- --------                     -------------------          -------------
Roseville,                   22.7 acres                   Unimproved land
  California                                                (commercial/
                                                            residential)

Roseville,                   112.3 acres                  Unimproved land
  California                                                (commercial/
  (subject to a first                                       residential)
  deed of trust)


Location                     Approximate Acreage          Property Type
- --------                     -------------------          -------------

Folsom,                      8.20 acres                   Unimproved land
  California                                                (commercial/
                                                            office/retail)

Sacramento,                  215.8 acres                  Unimproved land
   California                                               (commercial/
                                                            residential)

Sacramento,                  249 acres                    Unimproved land
  California                                                (residential)

Sacramento,                  136 acres                    Unimproved land
  California                                                (commercial/
                                                            residential)



             Alleghany also owns one truck terminal property in Ohio which is being held for sale, and which has been leased from time to time on an interim basis.

Item 3.        Legal Proceedings.

               A. On January 7, 1985, the Federal Trade Commission (the "FTC") filed a complaint alleging that six of the largest title insurance companies, including CTI, Security Union and Ticor Title, violated Section 5 of the Federal Trade Commission Act. The violation was alleged with respect to the companies' participation in title insurance rating bureaus in thirteen states, to the extent those rating bureaus had proposed for state regulatory approval rates relating to title search and examination services and settlement services performed in connection with the issuance of title insurance policies. After proceedings before an administrative law judge and the FTC, the FTC issued an opinion and order dated September 19, 1989, finding a violation of the Federal Trade Commission Act in six states. Subsequent appeals in the United States Court of Appeals for the Third Circuit and the United States Supreme Court resulted in an affirmance of the FTC order as to four states. The FTC issued a modified order dated April 22, 1994, to conform to the results of these appeals. By that order CTI, Security Union and Ticor Title are prohibited in Connecticut, Wisconsin, Arizona and Montana, from discussing, proposing, setting or filing any rates for title search and examination services through a rating bureau, except where such activity is engaged in pursuant to clearly articulated and affirmatively expressed state policy and where such activity is actively supervised by a state regulatory body. CT&T experienced no practical adverse consequences from this order since its title insurance subsidiaries are not engaged in any types of activities proscribed thereby.

               Beginning shortly after the filing of the FTC complaint in 1985, a series of private suits brought under Section 1 of the Sherman Act and based on the matters alleged in the FTC proceedings, seeking treble damages and other relief against the same six title insurance companies, were filed in a number of federal district courts. These actions were consolidated in the United States District Court for the Eastern District of Pennsylvania. In June 1986, that Court issued a final judgment approving a class action settlement of the asserted claims, in consideration of the defendant companies providing class members with enhanced title insurance coverage, discounts on future purchases of title insurance, and other benefits. Additional federal and state civil actions subsequently were filed seeking damages and injunctive relief on the basis of the same matters complained of in the suits subject to the class settlement. A number of such later actions were dismissed; however, two such actions are currently pending.

               In December 1992, the United States Court of Appeals for the Ninth Circuit reversed the dismissal of damage claims asserted in one such pending case filed in the United States District Court for the District of Arizona, ruling that the prior class settlement did not bar the assertion of the plaintiffs' damage claims challenging rating bureau activity in Arizona and Wisconsin. The United States Supreme Court granted the title insurers' petition for a writ of certiorari to review the decision of the Court of Appeals on this issue in October 1993, but, after full argument by the parties on the merits of the case, dismissed the writ as improvidently granted. In June 1994, counsel for the plaintiffs and the defendants filed with the District Court in Arizona a definitive written agreement embodying terms for a proposed class action settlement of the asserted claims, which would become effective upon final approval of the Court. Under those terms, eligible class members would have the option to receive cash payments from the six title insurance companies, not to exceed in the aggregate $1,225,200 in Arizona and $1,587,326 in Wisconsin. Eligible class members who do not elect the cash option would receive an increase in the face amount of any title insurance policy purchased from the title insurers reflecting the impact of inflation since January 1, 1981, and would not be charged for the last $5,000 of insurance covered on any new title insurance policy for property in Arizona or Wisconsin purchased from any of such title insurers within the one year period following Court approval of the settlement. The settlement also contemplates that the title insurance companies would pay plaintiffs' attorneys fees and the costs of administering the settlement. Since the filing of the settlement agreement with the Court, the attorneys for the plaintiffs have told the Court that they are unable to continue to support the settlement as in the best interests of the class; the title insurance companies have stated their belief that the settlement agreement is binding upon the plaintiffs and their counsel and that the agreement is in the best interests of the settlement class.

               On April 21, 1994, a separate class action suit seeking treble damages was filed in the United States District Court for the Eastern District of Wisconsin, asserting federal antitrust claims against the same six defendants and a number of additional title insurers arising from Wisconsin rating bureau activity. On October 11, 1994, the Wisconsin suit was transferred to and consolidated with the suit in the United States District Court in Arizona. The District Court in Arizona has yet to act upon the settlement agreement or the issues that have arisen since the settlement agreement was jointly presented to
the Court.   Discussions among the parties and the Court are continuing.

               The Stock Purchase Agreement between Alleghany and Lincoln National Corporation, among other parties, dated as of June 18, 1985, provides for the indemnification of Alleghany by Lincoln National Corporation in respect of a portion of any liability resulting from the foregoing FTC and private actions and in respect of certain other pending or potential claims against CT&T and its subsidiaries.

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

               The consent agreement required divestiture of the plants by July 23, 1992, and provides that the FTC may appoint a trustee and seek civil penalties and other relief if Alleghany failed to accomplish the divestitures by such date. As of July 21, 1992, Alleghany had received the FTC's approval for divestiture in four markets and had applications pending with respect to the remaining fourteen markets. On that date, Alleghany submitted a motion to the FTC to extend the time within which to complete the divestitures. On September 24, 1992, the FTC denied Alleghany's motion, advising that it had "not determined whether, or what, enforcement action would be warranted for [Alleghany's] failure to meet the July 23 deadline." As of the date hereof, applications with respect to all markets have been approved by the FTC, and all divestiture transactions have closed. On September 28, 1993, the staff of the Bureau of Competition of the FTC invited Alleghany to "address why [the Bureau] should not recommend that the [FTC] seek civil penalties, or what an appropriate penalty might be. . . ."  On December 10, 1993, Alleghany submitted a response demonstrating its good faith in the fulfillment of its divestiture obligations to support its position that no penalties should be imposed. The staff of the Bureau of Competition subsequently informally advised Alleghany that it will not recommend that the FTC seek any penalties. To Alleghany's best knowledge, the FTC will not formally advise Alleghany that no civil penalties or other relief will be sought with respect to Alleghany's failure to fulfill its obligations under the consent agreement. However, Alleghany's outside counsel has received informal assurances from the FTC that such penalties or other relief will not be pursued by the FTC.

               C. Alleghany's subsidiaries and division are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such operating unit makes provision on its books, in accordance with generally accepted accounting principles, for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provision is adequate under generally accepted accounting principles as of December 31, 1994.

Item 4.        Submission of Matters to a Vote of Security Holders.
               ----------------------------------------------------

               No matter was submitted to a vote of security holders during the fourth quarter of 1994.

Supplemental Item.      Executive Officers of Registrant.
                        ---------------------------------

               The name, age, current position, date elected and five-year business history of each executive officer of Alleghany are as follows:

                                Current              Business Experience
Name                  Age       Position             During Last 5 Years
- ----                  ---       --------             -------------------
F.M. Kirby            75        Chairman of          Chairman of the
                                the Board            Board, Alleghany;
                                                     Chairman of the
                                                     Board and chief
                                                     executive officer,
                                                     Alleghany, prior
                                                     to July 1992.

John J.               63        President,           President, chief
Burns, Jr.                      chief                executive officer
                                executive            and chief operating
                                officer              officer, Alleghany
                                and chief            since July 1992;
                                operating            President and
                                officer              chief operating
                                                     officer, Alleghany,
                                                     prior thereto.

David B.              62        Senior Vice          Senior Vice
Cuming                          President            President and
                                and chief            chief financial
                                financial            officer, Alleghany,
                                officer              since December 1989;
                                                     Vice President,
                                                     Alleghany, prior
                                                     thereto.


                                Current              Business Experience
Name                  Age       Position             During Last 5 Years
- ----                  ---       --------             -------------------
Robert M. Hart        50        Senior Vice          Senior Vice President
                                President, General   and General Counsel
                                Counsel and          since September 1994
                                Secretary            and Secretary since
                                                     January 1, 1995;
                                                     Partner, Donovan
                                                     Leisure Newton &
                                                     Irvine, prior
                                                     thereto.

Richard P.            58        Senior Vice          Senior Vice
Toft                            President;           President, Alleghany,
                                Chairman,            since March 1990;
                                President and        Chairman, President
                                Chief Executive      and Chief Executive
                                Officer, CT&T;       Officer, CT&T, since
                                Chairman, Chicago    January 1994;
                                Title Insurance      President and Chief
                                Company              Executive Officer,
                                                     CT&T, prior thereto;
                                                     Chairman, Chicago
                                                     Title Insurance
                                                     Company, since
                                                     January 1994;
                                                     Chairman and Chief
                                                     Executive Officer,
                                                     Chicago Title
                                                     Insurance Company,
                                                     prior thereto.

Peter R. Sismondo     39        Vice President,      Vice President,
                                Controller,          Controller,
                                Treasurer,           Treasurer,
                                Assistant            Assistant Secretary
                                Secretary and        and principal
                                principal            accounting officer,
                                accounting officer   Alleghany,
                                                     since January 1,
                                                     1995; Vice President,
                                                     Controller, Assistant
                                                     Secretary and
                                                     principal accounting
                                                     officer, Alleghany,
                                                     prior thereto.


                                    PART II


Item 5.        Market for Registrant's Common Equity and Related Stockholder
               --------------------------------------------------------------
               Matters.
               --------

               The information required by this Item 5 is incorporated by reference from page 19 of Alleghany's Annual Report to Stockholders for the year 1994, filed as Exhibit 13 hereto.


Item 6.        Selected Financial Data.
               ------------------------

               The information required by this Item 6 is incorporated by reference from page 19 of Alleghany's Annual Report to Stockholders for the year 1994, filed as Exhibit 13 hereto.


Item 7.        Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results of Operations.
               ----------------------

               The information required by this Item 7 is incorporated by reference from pages 2 through 4, from pages 6 through 15, and from pages 20 and 21, of Alleghany's Annual Report to Stockholders for the year 1994, filed as
Exhibit 13 hereto.


Item 8.        Financial Statements and Supplementary Data.
               --------------------------------------------

               The information required by this Item 8 is incorporated by reference from pages 22 through 41 of Alleghany's Annual Report to Stockholders for the year 1994, filed as Exhibit 13 hereto.


Item 9.        Changes in and Disagreements With Accountants on Accounting and
               ---------------------------------------------------------------
               Financial Disclosure.
               ---------------------

               Not applicable.

                                    PART III


Item 10. Directors and Executive Officers of Registrant.
         -----------------------------------------------

         As permitted by General Instruction G(3), information concerning the executive officers of Alleghany is set forth as a supplemental item included in
Part I of this Form 10-K Report under the caption "Executive Officers of Registrant." Information concerning the directors of Alleghany is incorporated by reference from pages 5 through 8 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 28, 1995. Information concerning compliance with the reporting requirements under Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference from page 3 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 28, 1995.


Item 11.  Executive Compensation.
          -----------------------

         The information required by this Item 11 is incorporated by reference from pages 11 through 26 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 28, 1995. The information set forth beginning on page 27 through the first paragraph on page 36 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 28, 1995, is not "filed" as a part hereof.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

         The information required by this Item 12 is incorporated by reference from pages 1 through 5, and from pages 9 and 10, of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 28, 1995.


Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

         The information required by this Item 13 is incorporated by reference from page 25 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 28, 1995.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ----------------------------------------------------------------

          (a)      1.      Financial Statements.
                           ---------------------

          The consolidated financial statements of Alleghany and subsidiaries, together with the report thereon of KPMG Peat Marwick LLP, independent certified public accountants, are incorporated by reference from the Annual Report to Stockholders for the year 1994 into Item 8 of this Report.

                   2.      Financial Statement Schedules.
                           ------------------------------

          The schedules relating to the consolidated financial statements of Alleghany and subsidiaries, together with the report thereon of KPMG Peat Marwick LLP, independent certified public accountants, are detailed in a separate index herein.

                   3.      Exhibits.
                           ---------

          The following are filed as exhibits to this Report:

Exhibit Number            Description
- -------------             -----------
     3.01                 Restated Certificate of Incorporation of Alleghany, as
                          amended by Amendment accepted and received for filing
                          by the Secretary of State of the State of Delaware on
                          June 23, 1988, filed as Exhibit 20 to Alleghany's
                          Quarterly Report on Form 10-Q for the quarter ended
                          June 30, 1988, is incorporated herein by reference
                          (Securities and Exchange Commission File No. 1-9371).

     3.02                 By-Laws of Alleghany as amended January 16, 1995.

     4.01 Indenture dated as of June 15, 1989 between Alleghany and Pittsburgh National Bank, as Trustee, relating to the 6-1/2% Subordinated Exchangeable Debentures due
                          June 15, 2014 (the "Debentures"), including the form of Debenture, filed as Exhibit 4.1 to Alleghany's
                          Quarterly Report on Form 10-Q for the quarter ended
                          June 30, 1989, is incorporated herein by reference
                          (Securities and Exchange Commission File No. 1-9371).

     4.02                 Escrow Agreement dated as of June 15, 1989 between
                          Alleghany and Pittsburgh National Bank, as Escrow
                          Agent, for the escrow of common shares of American
                          Express Company for which the Debentures are exchangeable, filed as Exhibit 4.2 to Alleghany's
                          Quarterly Report on Form 10-Q for the quarter ended
                          June 30, 1989, is incorporated herein by reference
                          (Securities and Exchange Commission File No. 1-9371).

     *10.01 Description of Alleghany Management Incentive Plan, filed as Exhibit 10.01 to Alleghany's Annual Report on
                          Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

     *10.02(a)            Agreement dated as of December 22, 1993 between
                          Alleghany and David B. Cuming, filed as Exhibit
                          10.02(a) to Alleghany's Annual Report on Form 10-K for
                          the year ended December 31, 1993, is incorporated
                          herein by reference.  Agreements dated as of December
                          22, 1993 between Alleghany and each of F.M. Kirby,
                          John J. Burns, Jr., Richard P. Toft, Theodore E.
                          Somerville, John E. Conway and Peter R. Sismondo were
                          omitted pursuant to Instruction 2 of Item 601 of
                          Regulation S-K.

- -----------------------

     *    Compensatory plan or arrangement.

     *10.02(b)            Agreement dated as of December 15, 1993 between CT&T
                          and Richard P. Toft, filed as Exhibit 10.02(b) to
                          Alleghany's Annual Report on Form 10-K for the year
                          ended December 31, 1993, is incorporated herein by
                          reference.

     *10.03               Agreement dated August 18, 1994 between Alleghany and
                          Theodore E. Somerville.

     *10.04 Alleghany Corporation Deferred Compensation Plan as amended and restated as of December 15, 1992, filed as
                          Exhibit 10.03 to Alleghany's Annual Report on Form
                          10-K for the year ended December 31, 1992, is incorporated herein by reference.

     *10.05(a)            Alleghany 1983 Long-Term Incentive Plan as adopted on
                          March 16, 1983, filed as Exhibit 10.24 to the Annual
                          Report on Form 10-K of Alleghany Corporation, a
                          Maryland corporation and the predecessor of Alleghany
                          ("Old Alleghany"), for the year ended December 31,
                          1982, is incorporated herein by reference
                          (Securities and Exchange Commission File No. 1-9371).

     *10.05(b)            Description of amendments to the Alleghany 1983
                          Long-Term Incentive Plan as adopted on December 30,
                          1986, filed as Exhibit 10.05(b) to Alleghany's Annual
                          Report on Form 10-K for the year ended December 31,
                          1986, is incorporated herein by reference (Securities
                          and Exchange Commission File No. 1-9371).

     *10.06(a)            Alleghany 1993 Long-Term Incentive Plan adopted and
                          effective as of January 1, 1993, filed as Exhibit
                          10.05 to Alleghany's Annual Report on Form 10-K for
                          the year ended December 31, 1992, is incorporated
                          herein by reference.


- ----------------------

     *     Compensatory plan or arrangement.

     *10.06(b)            Alleghany 1993 Long-Term Incentive Plan, as amended
                          and restated effective as of January 1, 1994 (subject
                          to the approval of Alleghany's stockholders).

     *10.07               Alleghany Supplemental Death Benefit Plan dated as of
                          May 15, 1985 and effective as of January 1, 1985, filed as Exhibit 10.08 to Old Alleghany's Annual
                          Report on Form 10-K for the year ended December 31, 1985, is incorporated herein by reference
                          (Securities and Exchange Commission File No. 1-9371).

     *10.08(a)            Alleghany Retirement Plan effective as of January 1,
                          1989, as adopted on April 18, 1989, filed as Exhibit
                          10.2 to Alleghany's Quarterly Report on Form 10-Q for
                          the quarter ended March 31, 1989, is incorporated
                          herein by reference (Securities and Exchange
                          Commission File No. 1-9371).

     *10.08(b)            Trust Agreement dated as of January 1, 1989 between
                          Alleghany and Bankers Trust Company, filed as Exhibit
                          10.5(b) to Alleghany's Annual Report on Form 10-K
                          for the year ended December 31, 1991, is incorporated
                          herein by reference.

     *10.08(c)            Alleghany Retirement Plan, as amended and restated on
                          March 14, 1995.

     *10.09 Alleghany Retirement COLA Plan dated and effective as of January 1, 1992, as adopted on March 17, 1992, filed as Exhibit 10.7 to Alleghany's Annual Report on
                          Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

- -----------------------

     *     Compensatory plan or arrangement.

     *10.10               Alleghany Amended and Restated Directors' Stock Option
                          Plan effective as of April 20, 1993 (provided that options granted thereunder prior to the approval of Alleghany's stockholders were conditioned upon such approval), filed as Exhibit 10.1 to Alleghany's
                          Quarterly Report on Form 10-Q for the quarter ended
                          June 30, 1993, is incorporated herein by reference.

     *10.11 Alleghany Directors' Equity Compensation Plan, effective as of January 16, 1995 (subject to the approval of Alleghany's stockholders).

     *10.12 Alleghany Non-Employee Directors' Retirement Plan effective July 1, 1990, filed as Exhibit 10.1 to
                          Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, is incorporated herein by reference.

     *10.13(a)            Employment Agreement dated as of January 1, 1992, and
                          Amendment to Employment Agreement dated as of January
                          1, 1993, among CT&T, Alleghany and Richard P. Toft,
                          filed as Exhibit 10.12 to Alleghany's Annual Report on
                          Form 10-K for the year ended December 31, 1992, is
                          incorporated herein by reference.

     *10.13(b)            Second Amendment to Employment Agreement dated as of
                          January 1, 1994, among CT&T, Alleghany and Richard P.
                          Toft, filed as Exhibit 10.11(b) of Alleghany's Annual
                          Report on Form 10-K for the year ended December 31,
                          1993 is incorporated herein by reference.




- -----------------------

     *     Compensatory plan or arrangement.


     *10.13(c)            Third Amendment to Employment Agreement dated as of
                          October 31, 1994, among CT&T, Alleghany and Richard P.
                          Toft, filed as Exhibit 10.1 of Alleghany's Quarterly
                          Report on Form 10-Q for the quarter ended September
                          30, 1994, is incorporated herein by reference.

     *10.14               Split/Owner "Split Dollar" Life Insurance Plan
                          Assignment dated March 19, 1986 by and between Richard
                          P. Toft and CT&T, filed as Exhibit 10.10(c) to
                          Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

     *10.15 Description of CT&T Presidents' Plan, adopted and effective as of July 1, 1985 and as amended as of January 26, 1993, filed as Exhibit 10.14 to
                          Alleghany's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

     *10.16 CT&T Performance Unit Incentive Plan, adopted and effective as of July 1, 1985, restated as the CT&T
                          Performance Unit Incentive Plan of 1989, effective as of July 1, 1990, filed as Exhibit 10.12 to Alleghany's
                          Annual Report on Form 10-K for the year ended December
                          31, 1990, is incorporated herein by reference.

     *10.17               CT&T Executive Performance Unit Incentive Plan of
                          1992, adopted and effective as of January 1, 1992, as amended and restated effective January 1, 1993, filed as Exhibit 10.15 to Alleghany's Annual Report on Form
                          10-K for the year ended December 31, 1993, is incorporated herein by reference.

- ----------------------

     *      Compensatory plan or arrangement.

     *10.18               Description of CT&T Quality Business Management
                          Incentive Program for the Presidents of CT&T and Chicago Title Insurance Company, effective as of
                          January 1, 1989, as amended as of January 1, 1992, filed as Exhibit 10.16 to Alleghany's Annual Report on
                          Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

     *10.19               CT&T Excess Benefits Pension Plan, effective January
                          1, 1987, as amended by First Amendment to CT&T Excess
                          Benefits Pension Plan dated May 5, 1994, effective as of January 1, 1994.

     *10.20 CT&T Executive Salary Continuation Plan effective as of January 1, 1979, as adopted on August 23, 1978, filed as Exhibit 10.15 to Alleghany's Annual Report on
                          Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

     *10.21(a)            Description of compensatory arrangement between
                          Alleghany Financial Inc. and Paul F. Woodberry.

     *10.21(b)            Description of compensatory arrangement between
                          Alleghany and Paul F. Woodberry.

     10.22                Revolving Credit Loan Agreement dated as of July 9,
                          1991 among Alleghany, Chemical Bank and Manufacturers
                          Hanover Trust Company, filed as Exhibit 10.1 to
                          Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.


- ----------------------

     *      Compensatory plan or arrangement.

     10.23(a) Stock Purchase Agreement dated as of June 18, 1985 by and among Old Alleghany, Alleghany, Alleghany Capital
                          Corporation and Lincoln National Corporation (the
                          "CT&T Stock Purchase Agreement"), filed
                          as Exhibit (2)(i) to Old Alleghany's Current Report on Form 8-K dated July 11, 1985, is incorporated herein by reference (Securities and Exchange
                          Commission File No. 1-9371).

     10.23(b)             List of Contents of Schedules to the CT&T Stock
                          Purchase Agreement, filed as Exhibit (2)(ii) to Old
                          Alleghany's Current Report on Form 8-K dated July 11,
                          1985, is incorporated herein by reference
                          (Securities and Exchange Commission File No. 1-9371).

     10.23(c)             Amendment No. 1 dated December 20, 1985 to the CT&T
                          Stock Purchase Agreement, filed as Exhibit 10.12(c) to
                          Old Alleghany's Annual Report on Form 10-K for the year ended December 31, 1985, is incorporated herein by reference (Securities and Exchange Commission File
                          No. 1-9371).

     10.24                Distribution Agreement dated as of May 1, 1987 between
                          Alleghany and MSL Industries, Inc., filed as Exhibit
                          10.21 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by reference (Securities and Exchange
                          Commission File No. 1-9371).

     10.25                Amendment to Distribution Agreement dated June 29,
                          1987, effective as of May 1, 1987, between Alleghany and MSL Industries, Inc., filed as Exhibit 10.22 to
                          Alleghany's Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by reference (Securities and Exchange Commission File
                          No. 1-9371).


     10.26(a)             Agreement and Plan of Merger dated as of April 29,
                          1994 among Montag & Caldwell Associates, Inc.,
                          Alleghany Acquisition Corporation, Alleghany and the
                          Shareholders of Montag & Caldwell Associates, Inc.
                          (the "Montag & Caldwell Acquisition Agreement"), filed as Exhibit 10.1(a) to Alleghany's Quarterly
                          Report on Form 10-Q for the quarter ended March 31, 1994, is incorporated herein by reference.

     10.26(b)             List of Contents of Exhibits to the Montag & Caldwell
                          Acquisition Agreement, filed as Exhibit 10.1(b) to
                          Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, is incorporated herein by reference.

     10.27(a) Stock Purchase Agreement dated as of May 18, 1994 by and between First Interstate Bank of California and Alleghany (the "Sacramento Savings Stock Purchase
                          Agreement"), filed as Exhibit 10.1(a) to Alleghany's
                          Quarterly Report on Form 10-Q for the quarter ended
                          June 30, 1994, is incorporated herein by reference.

     10.27(b) List of Contents of Exhibits and Schedules to the Sacramento Savings Stock Purchase Agreement, filed as
                          Exhibit 10.1(b) to Alleghany's Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.


     10.28(a) Note Purchase Agreement dated as of January 15, 1995 by and among Alleghany Properties, Inc., Alleghany and Hartford Life Insurance Company Seperate Account CRC
                          (the "Alleghany Properties Note Purchase Agreement").
                          Agreements dated as of January 15, 1995 among Alleghany Properties, Inc., Alleghany and each of
                          Transamerica Life Insurance & Annuity Company,
                          Transamerica Occidental Life Insurance Company, United of Omaha Life Insurance Company, Mutual of Omaha
                          Insurance Company, The Lincoln National Life
                          Insurance Company, Knights of Columbus and Woodmen
                          Accident and Life Company are omitted pursuant to Instruction 2 of Item 601 of Regulation S-K.

       10.28(b) List of Contents of Annexes and Exhibits to the Alleghany Properties Note Purchase Agreement which are not being filed herewith. Alleghany hereby agrees to furnish to the Commission supplementally a copy of any omitted Annex or Exhibit upon request.

       10.29              Letter agreement dated January 24, 1995 among
                          Alleghany, Santa Fe Pacific Corporation and Burlington
                          Northern Inc., filed as Exhibit 2 to Amendment No. 3 to Alleghany's Schedule 13D relating to Santa Fe
                          Pacific Corporation dated January 24, 1995, is incorporated herein by reference.

       10.30(a) Installment Sales Agreement dated December 8, 1986 by and among Alleghany, Merrill Lynch, Pierce, Fenner &
                          Smith Incorporated and Merrill Lynch & Co., Inc., filed as Exhibit 10.10 to Alleghany's Annual Report on
                          Form 10-K for the year ended December 31, 1986, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).


       10.30(b) Intercreditor and Collateral Agency Agreement dated as of August 1, 1990 among Manufacturers Hanover Trust
                          Company, Barclays Bank PLC and Alleghany Funding
                          Corporation, filed as Exhibit 10.1 to Alleghany's
                          Quarterly Report on Form 10-Q for the quarter ended
                          September 30, 1990, is incorporated herein by reference.

       10.30(c) Interest Rate and Currency Exchange Agreement dated as of August 14, 1990 between Barclays Bank PLC and
                          Alleghany Funding Corporation, and related
                          Confirmation dated August 13, 1990 between Barclays
                          Bank PLC and Alleghany Funding Corporation, filed as
                          Exhibit 10.2 to Alleghany's Quarterly Report on
                          Form 10-Q for the quarter ended September 30, 1990, are incorporated herein by reference.

       10.30(d)           Indenture dated as of August 1, 1990 between Alleghany
                          Funding Corporation and Manufacturers Hanover Trust
                          Company, filed as Exhibit 10.3 to Alleghany's
                          Quarterly Report on Form 10-Q for the quarter ended
                          September 30, 1990, is incorporated herein by reference.

       10.31(a) Acquisition Agreement dated as of November 29, 1990 by and between CT&T and Westwood Equities Corporation
                          (the "Ticor Acquisition Agreement"), filed as Exhibit
                          (2)(i) to Alleghany's Current Report on Form 8-K dated
                          December 21, 1990, is incorporated herein by reference.

       10.31(b)           List of Contents of Schedules to the Ticor Acquisition
                          Agreement, filed as Exhibit 2(ii) to Alleghany's
                          Current Report on Form 8-K dated December 21, 1990, is incorporated herein by reference.




       10.31(c) Amendment to the Ticor Acquisition Agreement dated as of January 9, 1991 by and between CT&T and Westwood
                          Equities Corporation, filed as Exhibit (2)(iii) to
                          Alleghany's Current Report on Form 8-K dated March 21,
                          1991, is incorporated herein by reference.

       10.31(d)           Amended and Restated Credit Agreement dated as of
                          December 30, 1993 among CT&T, certain commercial lending institutions and Continental Bank, N.A. as agent, filed as Exhibit 10.28(d) to Alleghany's Annual
                          Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

       10.31(e)           Letter Agreement dated May 2, 1991 between CT&T and
                          Continental Bank, N.A. relating to an interest rate swap effective May 6, 1991, filed as Exhibit
                          10.2 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, is incorporated herein by reference.

       10.31(f) Letter Agreement dated December 13, 1994 between CT&T and Bank of America Illinois (previously known as Continental Bank) relating to the transfer of Continental Bank's risk management business to Bank of America National Trust and Savings Association.

       10.32(a) Stock Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville International, B.V. (the "Celite Stock
                          Purchase Agreement"), filed as Exhibit 10.2(a) to
                          Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.


       10.32(b) List of Contents of Exhibits and Schedules to the Celite Stock Purchase Agreement, filed as Exhibit
                          10.2(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

       10.33(a)           Joint Venture Stock Purchase Agreement dated as of
                          July 1, 1991 among Celite Holdings Corporation, Celite
                          Corporation and Manville Corporation (the "Celite
                          Joint Venture Stock Purchase Agreement"), filed as
                          Exhibit 10.3(a) to Alleghany's Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

       10.33(b) List of Contents of Exhibits and Schedules to the Celite Joint Venture Stock Purchase Agreement, filed as Exhibit 10.3(b) to Alleghany's Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

       10.34(a) Asset Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville Sales Corporation (the "Celite Asset
                          Purchase Agreement"), filed as Exhibit 10.4(a) to
                          Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

       10.34(b) List of Contents of Exhibits and Schedules to the Celite Asset Purchase Agreement, filed as Exhibit
                          10.4(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

       10.34(c)           Amendment No. 1 dated as of July 31, 1991 to the
                          Celite Asset Purchase Agreement, filed as Exhibit
                          10.32(c) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.


       10.35(a)           Acquisition Related Agreement dated as of July 1,
                          1991, by and between Celite Holdings Corporation,
                          Celite Corporation and Manville Corporation (the
                          "Celite Acquisition Related Agreement"), filed as Exhibit 10.5(a) to Alleghany's Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

       10.35(b)           List of Contents of Exhibits to the Celite Acquisition
                          Related Agreement, filed as Exhibit 10.5(b) to
                          Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

       10.35(c)           Amendment dated as of July 31, 1991 to Celite
                          Acquisition Related Agreement, filed as Exhibit
                          10.33(c) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

       10.36(a)           Credit Agreement dated as of December 20, 1991 among
                          Celite Holdings Corporation, Celite, Bank of America
                          National Trust and Savings Association and Chemical
                          Bank (the "Celite Credit Agreement"), filed as Exhibit
                          10.35(a) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

       10.36(b)           List of Contents of Exhibits and Annexes to the Celite
                          Credit Agreement which are not being filed herewith, filed as Exhibit 10.35(b) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.


       10.36(c)           Amendment No. 1 dated January 24, 1992 to the Celite
                          Credit Agreement, filed as Exhibit 10.36 to
                          Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

       10.36(d) Letter Agreement dated January 23, 1992 between Celite and Bank of America National Trust and Savings
                          Association relating to an interest rate swap effective January 16, 1992, filed as Exhibit 10.37 to
                          Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

       10.36(e) Letter Agreement dated January 13, 1992 between Celite and Chemical Bank relating to an interest rate swap effective January 13, 1992, filed as Exhibit 10.38 to
                          Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

       10.37(a) Standstill Agreement dated as of September 24, 1991 between Armco Inc. and Alleghany (the "Standstill
                          Agreement"), filed as Exhibit 10.39(e) to Alleghany's
                          Annual Report on Form 10-K for the year ended December
                          31, 1991, is incorporated herein by reference.

       10.37(b)           Amendment dated as of March 17, 1992 to the Standstill
                          Agreement, filed as Exhibit 10.39(f) to Alleghany's
                          Annual Report on Form 10-K for the year ended December
                          31, 1991, is incorporated herein by reference.

       10.37(c)           Amendment No. 2 dated as of April 24, 1992 to the
                          Standstill Agreement, as amended as of March 17, 1992, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, is incorporated herein by reference.


       10.38(a) Stock Purchase Agreement dated as of October 31, 1991 among Associated Insurance Companies, Inc., Alleghany and The Shelby Insurance Group, Inc. (the "Shelby
                          Stock Purchase Agreement"), filed as Exhibit 10.1(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, is incorporated herein by reference.

       10.38(b) List of Contents of Exhibits and Schedules to the Shelby Stock Purchase Agreement, filed as Exhibit
                          10.1(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, is incorporated herein by reference.

       10.39(a)           Stock Purchase Agreement dated as of July 28, 1993
                          (the "Underwriters Stock Purchase Agreement") among
                          Alleghany, The Continental Corporation, Goldman, Sachs
                          & Co. and certain funds which Goldman, Sachs & Co.
                          either control or of which they are general partner, Underwriters Re Holdings Corp. and Underwriters Re
                          Corporation, filed as Exhibit 10.3(a) to Alleghany's
                          Quarterly Report on Form 10-Q for the quarter ended
                          June 30, 1993, is incorporated herein by reference.

       10.39(b) List of Contents of Exhibits and Schedules to the Underwriters Stock Purchase Agreement, filed as
                          Exhibit 10.3(b) to Alleghany's Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

       10.39(c)           Stock Purchase Related Agreement dated as of July 28,
                          1993 (the "Underwriters Stock Purchase Related
                          Agreement") among certain persons named therein and Alleghany, filed as Exhibit 10.3(c) to Alleghany's
                          Quarterly Report on Form 10-Q for the quarter ended
                          June 30, 1993, is incorporated herein by reference.


       10.39(d)           List of Exhibits and Schedules to the Underwriters
                          Stock Purchase Related Agreement, filed as Exhibit
                          10.3(d) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

       10.39(e)           Supplement to Underwriters Stock Purchase Related
                          Agreement dated as of August 12, 1993 among certain persons named therein and Alleghany, filed as Exhibit
                          10.1(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, is incorporated herein by reference.

       10.39(f)           Amendment to Underwriters Stock Purchase Related
                          Agreement made as of October 7, 1993 among certain persons named therein and Alleghany, filed as Exhibit
                          10.1(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, is incorporated herein by reference.

       13 Pages 2 through 4, pages 6 through 15, and pages 19 through 41 of the Annual Report to Stockholders of Alleghany for the year 1994.

       21                 List of subsidiaries of Alleghany.

       23 Consent of KPMG Peat Marwick LLP, independent certified public accountants, to the incorporation by reference of their reports relating to the financial statements and related schedules of Alleghany and subsidiaries in Alleghany's Registration Statements on Form S-8 (Registration No. 27598) and Form S-3
                          (Registration No. 55707).

       27                 Financial Data Schedule.



       28 Information from reports furnished to state insurance regulatory authorities by Underwriters Reinsurance
                          Company, Commercial Underwriters Insurance Company, and Underwriters Insurance Company is filed under cover of Form SE, pursuant to Rule 311(c) of Regulation S-T.

               (b)      Reports on Form 8-K.
                        --------------------

               Alleghany filed a report on Form 8-K dated December 29, 1994, to report in Item 5 additional information to that appearing in Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 relating to the real estate and real estate-related assets purchased by Alleghany Properties, Inc. in connection with the sale of Alleghany's retail banking subsidiary, Sacramento Savings Bank.

                                   SIGNATURES
                                   ----------


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ALLEGHANY CORPORATION
                                       ------------------------------------
                                           (Registrant)


Date:  March 17, 1995                  By /s/ John J. Burns, Jr.
       --------------                     ---------------------------------
                                              John J. Burns, Jr.
                                              President


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 17, 1995                  By /s/ John J. Burns, Jr.
       --------------                     ---------------------------------
                                              John J. Burns, Jr.
                                              President and Director
                                              (principal executive
                                              officer)



Date:  March 17, 1995                  By /s/ Dan R. Carmichael
       --------------                     ---------------------------------
                                              Dan R. Carmichael
                                              Director



Date:  March 17, 1995                  By /s/ David B. Cuming
       --------------                     ---------------------------------
                                              David B. Cuming
                                              Senior Vice President
                                              (principal financial
                                              officer)



Date:  March 17, 1995                  By /s/ Allan P. Kirby, Jr.
       --------------                     ---------------------------------
                                              Allan P. Kirby, Jr.
                                              Director



Date:  March 17, 1995                  By /s/ F.M. Kirby
       --------------                     ---------------------------------
                                              F.M. Kirby
                                              Chairman of the Board
                                              and Director

Date:  March 17, 1995                  By /s/ William K. Lavin
       --------------                     --------------------------------
                                              William K. Lavin
                                              Director



Date:  March 17, 1995                  By /s/ Peter R. Sismondo
       --------------                     --------------------------------
                                              Peter R. Sismondo
                                              Vice President, Controller,
                                              Treasurer and Assistant
                                              Secretary (principal
                                              accounting officer)



Date:  March 17, 1995                  By /s/ John E. Tobin
       --------------                     --------------------------------
                                              John E. Tobin
                                              Director



Date:  March 17, 1995                  By /s/ James F. Will
       --------------                     --------------------------------
                                              James F. Will
                                              Director



Date:  March 17, 1995                  By /s/ Paul F. Woodberry
       --------------                     --------------------------------
                                              Paul F. Woodberry
                                              Director



Date:  March 17, 1995                  By /s/ S. Arnold Zimmerman
       --------------                     --------------------------------
                                              S. Arnold Zimmerman
                                              Director

                             ALLEGHANY CORPORATION

                                AND SUBSIDIARIES




                     INDEX TO FINANCIAL STATEMENT SCHEDULES



       I             SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED
                     PARTIES

       III           CONDENSED FINANCIAL INFORMATION OF REGISTRANT

       V             SUPPLEMENTARY INSURANCE INFORMATION

       VI            REINSURANCE

       X SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

       INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

       All other schedules are omitted since they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

                                   SCHEDULE I
                                   ----------
                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      SUMMARY OF INVESTMENTS -- OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1994
                                 (in thousands)


                                                                                   Amount at which
                                                                                      shown in the
Type of Investment                                  Cost             Value           Balance Sheet
- --------------------------------------------------------------------------------------------------
Fixed maturities:
    Bonds:
      United States Government
       and government agencies
       and authorities                        $  538,315        $  512,317              $  512,317
      States, municipalities and
       political subdivisions                    525,208           494,104                 494,104
      Foreign governments                         23,847            21,802                  21,802
      All other corporate bonds                  284,696           268,875                 268,875
    Certificates of deposit                       64,832            64,832                  64,832
    Redeemable preferred stock                    30,366            28,411                  28,411
                                              ----------        ----------              ----------
          Total fixed maturities               1,467,264        $1,390,341               1,390,341
                                              ----------        ==========              ----------
Equity securities:
    Common stocks:
      Banks, trust, and insurance
       companies                                  13,153        $   13,525                  13,525
      Industrial, miscellaneous,
       and all other                             249,139           343,695                 343,695
                                              ----------        ----------              ----------
          Total equity securities                262,292        $  357,220                 357,220
                                              ----------        ==========              ----------
Other long-term investments                        3,996                                     3,996
Short-term investments                           184,177                                   184,177
                                              ----------                                ----------
          Total investments                   $1,917,729                                $1,935,734
                                              ==========                                ==========


                                  SCHEDULE III
                                  ------------
                             ALLEGHANY CORPORATION
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993
                                 (in thousands)




                                                                       1994                 1993
                                                                 -------------------------------
ASSETS

Investment securities
        (Cost:  1994 $205,094; 1993 $51,049)                     $  264,433           $   81,250
Cash                                                                  1,495                2,456
Accounts and other receivables, less allowances                      17,190               11,828
Property and equipment - at cost, less
 accumulated depreciation                                             2,375                2,523
Other assets                                                         30,352               28,141
Investment in Sacramento Savings                                          0              200,338
Investment in other consolidated subsidiaries                       906,984              741,509
                                                                 -------------------------------
                                                                 $1,222,829           $1,068,045
                                                                 ===============================

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Other liabilities                                                $  122,913           $   73,588
Long-term debt                                                       78,723               78,723
                                                                 --------------------------------
    Total liabilities                                               201,636              152,311

Commitments and contingent liabilities

Common stockholders' equity                                       1,021,193              915,734
                                                                 -------------------------------
                                                                 $1,222,829           $1,068,045
                                                                 ===============================



See accompanying Notes to Condensed Financial Statements.

                                  SCHEDULE III
                                  ------------
                             ALLEGHANY CORPORATION
                        CONDENSED STATEMENTS OF EARNINGS
                      THREE YEARS ENDED DECEMBER 31, 1994
                                 (in thousands)


                                                                1994             1993             1992
                                                            ------------------------------------------
Revenues:
  Interest, dividend and other income                       $ 62,302          $55,305          $55,526
  Net gain on investment transactions                         23,403           13,376            4,864
                                                            ------------------------------------------
      Total revenues                                          85,705           68,681           60,390
                                                            ------------------------------------------
Costs and Expenses:
  Interest expense                                             7,743            6,401            6,922
  General and administrative                                  71,354           64,888           59,143
                                                            ------------------------------------------
      Total costs and expenses                                79,097           71,289           66,065
                                                            ------------------------------------------
      Operating income (loss)                                  6,608           (2,608)          (5,675)

Equity in earnings of consolidated subsidiaries               86,386           92,111           91,190
                                                            ------------------------------------------
      Earnings from continuing operations,
       before income taxes                                    92,994           89,503           85,515

Income taxes                                                  24,622            8,654           41,149
                                                            ------------------------------------------
      Earnings from continuing operations                     68,372           80,849           44,366

Discontinued operations:
  Earnings from discontinued operations,
   net of tax                                                  6,265           16,703           20,255
  Gain on sale of Sacramento Savings, net of tax              62,869                0                0
                                                            ------------------------------------------
  Earnings before cumulative effect of a
      change in accounting for income taxes                  137,506           97,552           64,621

Cumulative effect on prior years of a change
  in accounting for income taxes                                   0                0            3,760

Equity in cumulative effect on prior years
  of a change in accounting for income
  taxes of consolidated subsidiaries                               0                0            4,456
                                                            ------------------------------------------
  Net earnings                                              $137,506          $97,552          $72,837
                                                            ==========================================


See accompanying Notes to Condensed Financial Statements.

                                  SCHEDULE III
                                  ------------
                             ALLEGHANY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1994
                                 (in thousands)


                                                                            1994             1993              1992
                                                                       --------------------------------------------
Cash flows from operating activities:
  Earnings from continuing operations                                  $  68,372        $  80,849         $  44,366
  Adjustments to reconcile earnings from continuing operations to cash provided by (used in) continuing operations:
     Depreciation and amortization                                           661              731               696
     Net gain on investment transactions                                 (23,403)         (13,376)           (4,864)
     Increase in accounts and other receivables, less allowances            (773)          (5,160)             (522)
     (Increase) decrease in other assets                                  (2,862)           1,573               637
     Increase in other liabilities                                        (2,927)         (20,407)          (16,905)
     Equity in net earnings of consolidated subsidiaries                 (63,812)         (62,976)          (57,923)
                                                                       --------------------------------------------
       Net adjustments                                                   (93,116)         (99,615)          (78,881)
                                                                       --------------------------------------------
       Cash used in continuing operations                                (24,744)         (18,766)          (34,515)
                                                                       --------------------------------------------
Cash flows from investing activities:
  Purchase of investments                                               (331,992)        (190,482)         (358,945)
  Maturities of investments                                                    0          160,670           288,410
  Sales of investments                                                   135,159           79,103           119,865
  Capital contributions to consolidated subsidiaries                      (4,320)         (55,923)                0
  Capital contributions to discontinued operations                        (4,000)          (1,575)                0
  Cash dividends from consolidated subsidiaries                           73,039          237,482             2,237
  Purchases of property and equipment                                       (164)            (243)             (283)
  Disposition of property and equipment                                        4               45                39
  Proceeds from sale of Sacramento Savings, net of expenses              316,348                0                 0
  Purchase of real estate and real estate related assets
   related to the sale of Sacramento Savings                            (116,089)               0                 0
  Purchase of Underwriters Re                                                  0         (203,865)                0
                                                                       --------------------------------------------
    Net cash provided by investing activities                             67,985           25,212            51,323
                                                                       --------------------------------------------
Cash flows from financing activities:
  Principal payments on long-term debt                                  (341,000)               0           (16,000)
  Proceeds of long-term debt                                             307,000                0                 0
  Purchase of treasury shares                                            (10,127)          (7,897)           (1,240)
  Common stock distributions                                                 (75)           1,753               489
                                                                       --------------------------------------------
    Net cash used in financing activities                                (44,202)          (6,144)          (16,751)
                                                                       --------------------------------------------
    Net (decrease) increase in cash                                         (961)             302                57
Cash at beginning of year                                                  2,456            2,154             2,097
                                                                       --------------------------------------------
Cash at end of year                                                    $   1,495        $   2,456         $   2,154
                                                                       ============================================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                           $   7,869        $   6,401         $   6,868
    Income taxes                                                       $  44,226        $  46,236         $  33,949


Supplemental disclosure of noncash investing and financing activities:
     In 1994, Alleghany made a noncash capital contribution of $76,478 to its consolidated subsidiaries by contributing investment securities with a cost basis of $74,213, a newly acquired company with a cost basis of $1,900 and a partnership interest with a cost basis of $365. The Company contributed the real estate and real estate related assets of $116,089 purchased in connection with the sale of Sacramento Savings net of additional reserves to a consolidated subsidiary. In addition, in connection with dissolving a previously consolidated subsidiary, the Company relieved said subsidiary of $34,250 of its long term debt and received from said subsidiary investment securities with a cost basis of $5,209.
     In 1993, Alleghany made a noncash capital contribution of $16,315 to its consolidated subsidiaries and discontinued operations by contributing a partnership interest with a cost basis of $2,525 and investment securities with a cost of $13,790.

See accompanying Notes to Condensed Financial Statements.

                                  SCHEDULE III
                                  ------------

                             ALLEGHANY CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (in thousands)




1. INVESTMENT IN CONSOLIDATED SUBSIDIARIES. Reference is made to Notes 2 and 3 of the Notes to Consolidated Financial Statements incorporated herein by reference for information regarding the acquisition of Underwriters Re and Montag & Caldwell, Inc., and the sale of Sacramento Savings Bank.


2. LONG-TERM DEBT. Reference is made to Note 7 of the Notes to Consolidated Financial Statements incorporated herein by reference for information regarding the significant provisions of long-term debt of Alleghany. Included in long-term debt in the accompanying condensed balance sheets is $19,123 in 1994 and 1993 of intercompany notes payable due to Alleghany Funding.


3. INCOME TAXES. Reference is made to Note 8 of the Notes to Consolidated Financial Statements incorporated herein by reference regarding the Company's adoption of FASB Statement No. 109.


4. COMMITMENTS AND CONTINGENCIES. Reference is made to Note 12 of the Notes to Consolidated Financial Statements incorporated herein by reference.


5. STOCKHOLDERS' EQUITY. Reference is made to Note 9 of the Notes to Consolidated Financial Statements incorporated herein by reference with respect to stockholders' equity and surplus available for dividend payments to Alleghany from its subsidiaries.


6. RECLASSIFICATION. Certain prior year amounts have been reclassified to conform to the 1994 presentation.

                                   SCHEDULE V
                                   ----------
                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
                                 (in thousands)


                                               AT DECEMBER 31
                             --------------------------------------------------

                                             FUTURE
                                             POLICY                    OTHER
                                             BENEFITS,                 POLICY
                             DEFERRED        LOSSES,                   CLAIMS
                             POLICY          CLAIMS                    AND
                             ACQUISITION     AND LOSS     UNEARNED     BENEFITS
YEAR    SEGMENT              COST            EXPENSES     PREMIUMS     PAYABLE
- ----    -------              --------------------------------------------------
1994    Title                     $0         $536,068          $0      $0
                             ==================================================
        Property
        and casualty
        reinsurance          $11,325         $940,527     $52,828      $0
                             ==================================================



1993    Title                     $0         $523,123          $0      $0
                             ==================================================

        Property
        and casualty
        reinsurance **       $10,363         $861,204     $49,078      $0
                             ==================================================



1992    Title                     $0         $512,452          $0      $0
                             ==================================================



                                                   FOR THE YEAR ENDED DECEMBER 31
                           -----------------------------------------------------------------------------------

                                                         BENEFITS,
                                                         CLAIMS,        AMORTIZATION
                                                         LOSSES         OF DEFERRED
                                          NET            AND            POLICY          OTHER
                           PREMIUM        INVESTMENT     SETTLEMENT     ACQUISITION     OPERATING     PREMIUMS
YEAR    SEGMENT            REVENUE *      INCOME *       EXPENSES *     COSTS           EXPENSES*     WRITTEN
- ----    -------            -----------------------------------------------------------------------------------
1994    Title              $1,162,207     $39,850         $94,845           $0          $1,138,921          $0
                           ===================================================================================
        Property
        and casualty
        reinsurance          $190,279     $41,226        $153,056         $962             $52,645    $200,596
                           ===================================================================================


1993    Title              $1,236,165     $37,736        $121,864           $0          $1,177,507          $0
                           ===================================================================================
        Property
        and casualty
        reinsurance **        $32,703     $10,390         $25,131       $1,194              $5,309     $36,172
                           ===================================================================================

1992    Title              $1,125,906     $41,022        $109,235           $0          $1,075,259          $0
                           ===================================================================================


* Does not include Alleghany Corporation or Chicago Title and Trust Company's trust and escrow operations.

** On October 7, 1993, the Company acquired URC Holdings Corp., whose principal subsidiary is Underwriters Reinsurance Company. The acquisition for accounting purposes was effective as of October 1, 1993. Accordingly, results of operations are from October 1, 1993.

                                  SCHEDULE VI
                                  -----------
                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                                  REINSURANCE
                      THREE YEARS ENDED DECEMBER 31, 1994
                                 (in thousands)

                                                                    CEDED            ASSUMED                  PERCENTAGE
                                                                     TO               FROM                    OF AMOUNT
                                                GROSS               OTHER             OTHER        NET         ASSUMED
YEAR          SEGMENT                           AMOUNT            COMPANIES         COMPANIES     AMOUNT       TO NET
- ----          -------                         --------------------------------------------------------------------------
1994          Title premiums                  $1,162,207            $5,250           $2,771     $1,159,728         0.24%

              Property and
              casualty
              reinsurance
              premiums                        $    8,821           $69,299         $250,757       $190,279       131.78%
                                              ==========================================================================



1993          Title premiums                  $1,236,165            $5,547           $1,865     $1,232,483         0.15%
                                              ==========================================================================
              Property and
              casualty
              reinsurance
              premiums *                      $    4,218            $9,994          $38,479        $32,703       117.66%
                                              ==========================================================================



1992          Title premiums                  $1,125,906            $7,079           $2,116     $1,120,943         0.19%
                                              ==========================================================================


* On October 7, 1993, the Company acquired URC Holdings Corp., whose principal subsidiary is Underwriters Reinsurance Company. The acquisition, for accounting purposes, was effective as of October 1, 1993. Accordingly, results of operations are from October 1, 1993.

                                   SCHEDULE X
                     ALLEGHANY CORPORATION AND SUBSIDIARIES
   SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                 (in thousands)




                                             DISCOUNT,
                                             IF ANY,
                                RESERVES     DEDUCTED
                                FOR          IN RESERVES
                                UNPAID       FOR UNPAID
                  DEFERRED      CLAIMS       CLAIMS
AFFILIATION       POLICY        AND CLAIM    AND CLAIM                         NET
WITH              ACQUISITION   ADJUSTMENT   ADJUSTMENT   UNEARNED   EARNED    INVESTMENT
REGISTRANT        COST          EXPENSES     EXPENSES     PREMIUMS   PREMIUMS  INCOME
- -----------       -------------------------------------------------------------------------
1994

Consolidated
property-
casualty
entities            $11,325     $940,527       $0         $52,828    $190,279   $41,226
                    ===================================================================


1993

Consolidated
property-casualty
entities*           $10,363     $861,204       $0         $49,078    $ 32,703   $10,390
                    ===================================================================



                      CLAIMS AND CLAIM
                      ADJUSTMENT EXPENSES
                      INCURRED RELATED TO    AMORTIZATION
                      -------------------    OF DEFERRED     PAID CLAIMS
AFFILIATION           (1)        (2)         POLICY          AND CLAIM
WITH                  CURRENT    PRIOR       ACQUISITION     ADJUSTMENT    PREMIUMS
REGISTRANT            YEAR       YEAR        COSTS           EXPENSES      WRITTEN
- -----------           -------------------------------------------------------------
1994

Consolidated
property-
casualty
entities              $146,416   $6,630       $  962         $126,114      $200,596
                      =============================================================


1993

Consolidated
property-casualty
entities*             $ 25,131   $    0       $1,194         $ 27,876      $ 36,172
                      =============================================================



* On October 7, 1993, the Company acquired URC Holdings Corp., whose principal subsidiary is Underwriters Reinsurance Company. The acquisition, for accounting purposes, was effective as of October 1, 1993. Accordingly, results of operations are from October 1, 1993.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Alleghany Corporation:

Under date of February 28, 1995, we reported on the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, changes in common stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994 as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and No. 109, "Accounting for Income Taxes" at December 31, 1993 and in 1992, respectively.




                                  /s/ KPMG Peat Marwick LLP
                                      KPMG Peat Marwick LLP




New York, New York
February 28, 1995

                             ALLEGHANY CORPORATION

                                AND SUBSIDIARIES

                                 EXHIBIT INDEX

Exhibit Number       Description
- --------------       -----------
     3.01            Restated Certificate of Incorporation of Alleghany, as
                     amended by Amendment accepted and received for filing by
                     the Secretary of State of the State of Delaware on June
                     23, 1988, filed as Exhibit 20 to Alleghany's Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 1988,
                     is incorporated herein by reference (Securities and
                      Exchange Commission File No. 1-9371).

     3.02            By-Laws of Alleghany as amended January 16, 1995.

     4.01            Indenture dated as of June 15, 1989 between Alleghany and
                     Pittsburgh National Bank, as Trustee, relating to the 6-1/2% Subordinated Exchangeable Debentures due June 15,
                     2014 (the "Debentures"), including the form of Debenture, filed as Exhibit 4.1 to Alleghany's Quarterly Report on
                     Form 10-Q for the quarter ended June 30, 1989, is incorporated herein by reference (Securities and Exchange
                     Commission File No. 1-9371).

     4.02            Escrow Agreement dated as of June 15, 1989 between
                     Alleghany and Pittsburgh National Bank, as Escrow Agent, for the escrow of common shares of American Express
                     Company for which the Debentures are exchangeable, filed as Exhibit 4.2 to Alleghany's Quarterly Report on Form
                     10-Q for the quarter ended June 30, 1989, is incorporated herein by reference (Securities and Exchange Commission
                     File No. 1-9371).

     *10.01 Description of Alleghany Management Incentive Plan, filed as Exhibit 10.01 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

     *10.02(a)       Agreement dated as of December 22, 1993 between Alleghany
                     and David B. Cuming, filed as Exhibit 10.02(a) to
                     Alleghany's Annual Report on Form 10-K for the year ended
                     December 31, 1993, is incorporated herein by reference.
                     Agreements dated as of December 22, 1993 between Alleghany and each of F.M. Kirby, John J. Burns, Jr., Richard P.
                     Toft, Theodore E. Somerville, John E. Conway and Peter R.
                     Sismondo were omitted pursuant to Instruction 2 of Item
                     601 of Regulation S-K.

     *10.02(b)       Agreement dated as of December 15, 1993 between CT&T and
                     Richard P. Toft, filed as Exhibit 10.02(b) to Alleghany's
                     Annual Report on Form 10-K for the year ended December 31,
                     1993, is incorporated herein by reference.

     *10.03          Agreement dated August 18, 1994 between Alleghany and
                     Theodore E. Somerville.

     *10.04 Alleghany Corporation Deferred Compensation Plan as amended and restated as of December 15, 1992, filed as
                     Exhibit 10.03 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

     *10.05(a)       Alleghany 1983 Long-Term Incentive Plan as adopted on
                     March 16, 1983, filed as Exhibit 10.24 to the Annual
                     Report on Form 10-K of Alleghany Corporation, a Maryland
                     corporation and the predecessor

__________________________________
     *       Compensatory plan or arrangement.

                     of Alleghany ("Old Alleghany"), for the year ended
                     December 31, 1982, is incorporated herein by reference
                     (Securities and Exchange Commission File No. 1-9371).

     *10.05(b)       Description of amendments to the Alleghany 1983 Long-Term
                     Incentive Plan as adopted on December 30, 1986, filed as
                     Exhibit 10.05(b) to Alleghany's Annual Report on Form 10-K
                     for the year ended December 31, 1986, is incorporated
                     herein by reference (Securities and Exchange Commission
                     File No. 1-9371).

     *10.06(a)       Alleghany 1993 Long-Term Incentive Plan adopted and
                     effective as of January 1, 1993, filed as Exhibit 10.05 to
                     Alleghany's Annual Report on Form 10-K for the year ended
                     December 31, 1992, is incorporated herein by reference.

     *10.06(b)       Alleghany 1993 Long-Term Incentive Plan, as amended and
                     restated effective as of January 1, 1994 (subject to the
                     approval of Alleghany's stockholders).

     *10.07          Alleghany Supplemental Death Benefit Plan dated as of May
                     15, 1985 and effective as of January 1, 1985, filed as
                     Exhibit 10.08 to Old Alleghany's Annual Report on Form
                     10-K for the year ended December 31, 1985, is incorporated herein by reference (Securities and Exchange Commission
                     File No. 1-9371).

     *10.08(a)       Alleghany Retirement Plan effective as of January 1, 1989, as adopted on April 18, 1989, filed as Exhibit 10.2 to
                     Alleghany's Quarterly Report on Form 10-Q for the quarter
                     ended March 31, 1989, is incorporated herein by reference
                     (Securities and Exchange Commission File No. 1-9371).

__________________________________
     *       Compensatory plan or arrangement.

     *10.08(b)       Trust Agreement dated as of January 1, 1989 between
                     Alleghany and Bankers Trust Company, filed as Exhibit
                     10.5(b) to Alleghany's Annual Report on Form 10-K for the
                     year ended December 31, 1991, is incorporated herein by
                     reference.

     *10.08(c)       Alleghany Retirement Plan, as amended and restated on
                     March 14, 1995.

     *10.09 Alleghany Retirement COLA Plan dated and effective as of January 1, 1992, as adopted on March 17, 1992, filed as
                     Exhibit 10.7 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

     *10.10          Alleghany Amended and Restated Directors' Stock Option
                     Plan effective as of April 20, 1993 (provided that options granted thereunder prior to the approval of Alleghany's stockholders were conditioned upon such approval), filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form
                     10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

     *10.11 Alleghany Directors' Equity Compensation Plan, effective as of January 16, 1995 (subject to the approval of Alleghany's stockholders).

     *10.12 Alleghany Non-Employee Directors' Retirement Plan effective July 1, 1990, filed as Exhibit 10.1 to
                     Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, is incorporated herein by reference.

__________________________________
     *       Compensatory plan or arrangement.

     *10.13(a)       Employment Agreement dated as of January 1, 1992, and
                     Amendment to Employment Agreement dated as of January 1,
                     1993, among CT&T, Alleghany and Richard P. Toft, filed as
                     Exhibit 10.12 to Alleghany's Annual Report on Form 10-K
                     for the year ended December 31, 1992, is incorporated
                     herein by reference.

     *10.13(b)       Second Amendment to Employment Agreement dated as of
                     January 1, 1994, among CT&T, Alleghany and Richard P.
                     Toft, filed as Exhibit 10.11(b) of Alleghany's Annual
                     Report on Form 10-K for the year ended December 31, 1993
                     is incorporated herein by reference.

     *10.13(c)       Third Amendment to Employment Agreement dated as of
                     October 31, 1994, among CT&T, Alleghany and Richard P.
                     Toft, filed as Exhibit 10.1 of Alleghany's Quarterly
                     Report on Form 10-Q for the quarter ended September 30,
                     1994, is incorporated herein by reference.

     *10.14 Split/Owner "Split Dollar" Life Insurance Plan Assignment dated March 19, 1986 by and between Richard P. Toft and
                     CT&T, filed as Exhibit 10.10(c) to Alleghany's Annual
                     Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

     *10.15 Description of CT&T Presidents' Plan, adopted and effective as of July 1, 1985 and as amended as of January
                     26, 1993, filed as Exhibit 10.14 to Alleghany's Annual
                     Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

__________________________________
     *       Compensatory plan or arrangement.

     *10.16 CT&T Performance Unit Incentive Plan, adopted and effective as of July 1, 1985, restated as the CT&T
                     Performance Unit Incentive Plan of 1989, effective as of
                     July 1, 1990, filed as Exhibit 10.12 to Alleghany's Annual
                     Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

     *10.17 CT&T Executive Performance Unit Incentive Plan of 1992, adopted and effective as of January 1, 1992, as amended and restated effective January 1, 1993, filed as Exhibit
                     10.15 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

     *10.18          Description of CT&T Quality Business Management Incentive
                     Program for the Presidents of CT&T and Chicago Title
                     Insurance Company, effective as of January 1, 1989, as amended as of January 1, 1992, filed as Exhibit 10.16 to Alleghany's Annual Report on Form 10-K for the year ended
                     December 31, 1993, is incorporated herein by reference.

     *10.19          CT&T Excess Benefits Pension Plan, effective January 1,
                     1987, as amended by First Amendment to CT&T Excess
                     Benefits Pension Plan dated May 5, 1994, effective as of
                     January 1, 1994.

     *10.20          CT&T Executive Salary Continuation Plan effective as of
                     January 1, 1979, as adopted on August 23, 1978, filed as
                     Exhibit 10.15 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

__________________________________
     *       Compensatory plan or arrangement.

     *10.21(a)       Description of compensatory arrangement between Alleghany
                     Financial Inc. and Paul F. Woodberry.

     *10.21(b)       Description of compensatory arrangement between Alleghany
                     and Paul F. Woodberry.

     10.22 Revolving Credit Loan Agreement dated as of July 9, 1991 among Alleghany, Chemical Bank and Manufacturers Hanover
                     Trust Company, filed as Exhibit 10.1 to Alleghany's
                     Quarterly Report on Form 10-Q for the quarter ended June
                     30, 1991, is incorporated herein by reference.

     10.23(a) Stock Purchase Agreement dated as of June 18, 1985 by and among Old Alleghany, Alleghany, Alleghany Capital
                     Corporation and Lincoln National Corporation (the "CT&T
                     Stock Purchase Agreement"), filed as Exhibit (2)(i) to Old
                     Alleghany's Current Report on Form 8-K dated July 11,
                     1985, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

     10.23(b)        List of Contents of Schedules to the CT&T Stock Purchase
                     Agreement, filed as Exhibit (2)(ii) to Old Alleghany's
                     Current Report on Form 8-K dated July 11, 1985, is incorporated herein by reference (Securities and Exchange
                     Commission File No. 1-9371).

     10.23(c)        Amendment No. 1 dated December 20, 1985 to the CT&T Stock
                     Purchase Agreement, filed as Exhibit 10.12(c) to Old
                     Alleghany's Annual Report on Form 10-K for the year ended
                     December 31, 1985, is incorporated herein by reference
                     (Securities and Exchange Commission File No. 1-9371).

__________________________________
     *       Compensatory plan or arrangement.

     10.24           Distribution Agreement dated as of May 1, 1987 between
                     Alleghany and MSL Industries, Inc., filed as Exhibit 10.21 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by reference (Securities and Exchange Commission File No.
                     1-9371).

     10.25 Amendment to Distribution Agreement dated June 29, 1987, effective as of May 1, 1987, between Alleghany and MSL
                     Industries, Inc., filed as Exhibit 10.22 to Alleghany's
                     Annual Report on Form 10-K for the year ended December 31,
                     1987, is incorporated herein by reference. (Securities and Exchange Commission File No. 1-9371)

     10.26(a) Agreement and Plan of Merger dated as of April 29, 1994 among Montag & Caldwell Associates, Inc., Alleghany
                     Acquisition Corporation, Alleghany and the Shareholders of
                     Montag & Caldwell Associates, Inc. (the "Montag & Caldwell
                     Acquisition Agreement"), filed as Exhibit 10.1(a) to
                     Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, is incorporated herein by reference.

     10.26(b)        List of Contents of Exhibits to the Montag & Caldwell
                     Acquisition Agreement, filed as Exhibit 10.1(b) to
                     Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, is incorporated herein by reference.

     10.27(a) Stock Purchase Agreement dated as of May 18, 1994 by and between First Interstate Bank of California and Alleghany
                     (the "Sacramento Savings Stock Purchase Agreement"), filed as Exhibit 10.1(a) to Alleghany's Quarterly Report on Form
                     10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.

     10.27(b) List of Contents of Exhibits and Schedules to the Sacramento Savings Stock Purchase Agreement, filed as
                     Exhibit 10.1(b) to Alleghany's Quarterly Report on Form
                     10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.

     10.28(a) Note Purchase Agreement dated as of January 15, 1995 by and among Alleghany Properties, Inc., Alleghany and
                     Hartford Life Insurance Company Seperate Account CRC (the
                     "Alleghany Properties Note Purchase Agreement").
                     Agreements dated as of January 15, 1995 among Alleghany
                     Properties, Inc., Alleghany and each of Transamerica Life
                     Insurance & Annuity Company, Transamerica Occidental Life
                     Insurance Company, United of Omaha Life Insurance Company,
                     Mutual of Omaha Insurance Company, The Lincoln National
                     Life Insurance Company, Knights of Columbus and Woodmen
                     Accident and Life Company are omitted pursuant to Instruction 2 of Item 601 of Regulation S-K.

     10.28(b)        List of Contents of Annexes and Exhibits to the Alleghany
                     Properties Note Purchase Agreement which are not being filed herewith. Alleghany hereby agrees to furnish to the Commission supplementally a copy of any omitted Annex or Exhibit upon request.

     10.29           Letter agreement dated January 24, 1995 among Alleghany,
                     Santa Fe Pacific Corporation and Burlington Northern Inc., filed as Exhibit 2 to Amendment No. 3 to Alleghany's
                     Schedule 13D relating to Santa Fe Pacific Corporation dated January 24, 1995, is incorporated herein by reference.

     10.30(a) Installment Sales Agreement dated December 8, 1986 by and among Alleghany, Merrill Lynch, Pierce, Fenner & Smith
                     Incorporated and Merrill Lynch & Co., Inc., filed as
                     Exhibit 10.10 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1986, is incorporated herein by reference (Securities and Exchange Commission
                     File No. 1-9371).

     10.30(b)        Intercreditor and Collateral Agency Agreement dated as of
                     August 1, 1990 among Manufacturers Hanover Trust Company,
                     Barclays Bank PLC and Alleghany Funding Corporation, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form
                     10-Q for the quarter ended September 30, 1990, is incorporated herein by reference.

     10.30(c)        Interest Rate and Currency Exchange Agreement dated as of
                     August 14, 1990 between Barclays Bank PLC and Alleghany
                     Funding Corporation, and related Confirmation dated August
                     13, 1990 between Barclays Bank PLC and Alleghany Funding
                     Corporation, filed as Exhibit 10.2 to Alleghany's
                     Quarterly Report on Form 10-Q for the quarter ended
                     September 30, 1990, are incorporated herein by reference.

     10.30(d)        Indenture dated as of August 1, 1990 between Alleghany
                     Funding Corporation and Manufacturers Hanover Trust
                     Company, filed as Exhibit 10.3 to Alleghany's Quarterly
                     Report on Form 10-Q for the quarter ended September 30, 1990, is incorporated herein by reference.

     10.31(a) Acquisition Agreement dated as of November 29, 1990 by and between CT&T and Westwood Equities Corporation (the "Ticor
                     Acquisition Agreement"), filed as Exhibit (2)(i) to
                     Alleghany's Current Report on Form 8-K dated December 21,
                     1990, is incorporated herein by reference.

     10.31(b)        List of Contents of Schedules to the Ticor Acquisition
                     Agreement, filed as Exhibit 2(ii) to Alleghany's Current
                     Report on Form 8-K dated December 21, 1990, is incorporated herein by reference.

     10.31(c) Amendment to the Ticor Acquisition Agreement dated as of January 9, 1991 by and between CT&T and Westwood Equities
                     Corporation, filed as Exhibit (2)(iii) to Alleghany's
                     Current Report on Form 8-K dated March 21, 1991, is incorporated herein by reference.

     10.31(d)        Amended and Restated Credit Agreement dated as of December
                     30, 1993 among CT&T, certain commercial lending institutions and Continental Bank, N.A. as agent, filed as
                     Exhibit 10.28(d) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

     10.31(e)        Letter Agreement dated May 2, 1991 between CT&T and
                     Continental Bank, N.A. relating to an interest rate swap effective May 6, 1991, filed as Exhibit 10.2 to
                     Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, is incorporated herein by reference.

     10.31(f)        Letter Agreement dated December 13, 1994 between CT&T and
                     Bank of America Illinois (previously known as Continental
                     Bank) relating to the transfer of Continental Bank's risk management business to Bank of America National Trust and Savings Association.

     10.32(a)        Stock Purchase Agreement dated as of July 1, 1991 among
                     Celite Holdings Corporation, Celite Corporation and
                     Manville International, B.V. (the "Celite Stock Purchase
                     Agreement"), filed as Exhibit 10.2(a) to Alleghany's
                     Quarterly Report on Form 10-Q for the quarter ended June
                     30, 1991, is incorporated herein by reference.

     10.32(b)        List of Contents of Exhibits and Schedules to the Celite
                     Stock Purchase Agreement, filed as Exhibit 10.2(b) to
                     Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

     10.33(a)        Joint Venture Stock Purchase Agreement dated as of July 1,
                     1991 among Celite Holdings Corporation, Celite Corporation and Manville Corporation (the "Celite Joint Venture Stock
                     Purchase Agreement"), filed as Exhibit 10.3(a) to
                     Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

     10.33(b)        List of Contents of Exhibits and Schedules to the Celite
                     Joint Venture Stock Purchase Agreement, filed as Exhibit
                     10.3(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

     10.34(a)        Asset Purchase Agreement dated as of July 1, 1991 among
                     Celite Holdings Corporation, Celite Corporation and
                     Manville Sales Corporation (the "Celite Asset Purchase
                     Agreement"), filed as Exhibit 10.4(a) to Alleghany's
                     Quarterly Report on Form 10-Q for the quarter ended June
                     30, 1991, is incorporated herein by reference.

     10.34(b)        List of Contents of Exhibits and Schedules to the Celite
                     Asset Purchase Agreement, filed as Exhibit 10.4(b) to
                     Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

     10.34(c)        Amendment No. 1 dated as of July 31, 1991 to the Celite
                     Asset Purchase Agreement, filed as Exhibit 10.32(c) to
                     Alleghany's Annual Report on Form 10-K for the year ended
                     December 31, 1991, is incorporated herein by reference.

     10.35(a) Acquisition Related Agreement dated as of July 1, 1991, by and between Celite Holdings Corporation, Celite
                     Corporation and Manville Corporation (the "Celite
                     Acquisition Related Agreement"), filed as Exhibit 10.5(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

     10.35(b)        List of Contents of Exhibits to the Celite Acquisition
                     Related Agreement, filed as Exhibit 10.5(b) to Alleghany's
                     Quarterly Report on Form 10-Q for the quarter ended June
                     30, 1991, is incorporated herein by reference.

     10.35(c)        Amendment dated as of July 31, 1991 to Celite Acquisition
                     Related Agreement, filed as Exhibit 10.33(c) to
                     Alleghany's Annual Report on Form 10-K for the year ended
                     December 31, 1991, is incorporated herein by reference.

     10.36(a)        Credit Agreement dated as of December 20, 1991 among
                     Celite Holdings Corporation, Celite, Bank of America
                     National Trust and Savings Association and Chemical Bank
                     (the "Celite Credit Agreement"), filed as Exhibit 10.35(a) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

     10.36(b)        List of Contents of Exhibits and Annexes to the Celite
                     Credit Agreement which are not being filed herewith, filed as Exhibit 10.35(b) to Alleghany's Annual Report on Form
                     10-K for the year ended December 31, 1991, is incorporated herein by reference.

     10.36(c)        Amendment No. 1 dated January 24, 1992 to the Celite
                     Credit Agreement, filed as Exhibit 10.36 to Alleghany's
                     Annual Report on Form 10-K for the year ended December 31,
                     1991, is incorporated herein by reference.

     10.36(d)        Letter Agreement dated January 23, 1992 between Celite and
                     Bank of America National Trust and Savings Association relating to an interest rate swap effective January 16, 1992, filed as Exhibit 10.37 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

     10.36(e)        Letter Agreement dated January 13, 1992 between Celite and
                     Chemical Bank relating to an interest rate swap effective
                     January 13, 1992, filed as Exhibit 10.38 to Alleghany's
                     Annual Report on Form 10-K for the year ended December 31,
                     1991, is incorporated herein by reference.

     10.37(a) Standstill Agreement dated as of September 24, 1991 between Armco Inc. and Alleghany (the "Standstill
                     Agreement"), filed as Exhibit 10.39(e) to Alleghany's
                     Annual Report on Form 10-K for the year ended December 31,
                     1991, is incorporated herein by reference.

     10.37(b)        Amendment dated as of March 17, 1992 to the Standstill
                     Agreement, filed as Exhibit 10.39(f) to Alleghany's Annual
                     Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

     10.37(c)        Amendment No. 2 dated as of April 24, 1992 to the
                     Standstill Agreement, as amended as of March 17, 1992, filed as Exhibit 10.1 to Alleghany's Quarterly Report on
                     Form 10-Q for the quarter ended March 31, 1992, is incorporated herein by reference.

     10.38(a) Stock Purchase Agreement dated as of October 31, 1991 among Associated Insurance Companies, Inc., Alleghany and
                     The Shelby Insurance Group, Inc. (the "Shelby Stock
                     Purchase Agreement"), filed as Exhibit 10.1(a) to
                     Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, is incorporated herein by reference.

     10.38(b)        List of Contents of Exhibits and Schedules to the Shelby
                     Stock Purchase Agreement, filed as Exhibit 10.1(b) to
                     Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, is incorporated herein by reference.

     10.39(a)        Stock Purchase Agreement dated as of July 28, 1993 (the
                     "Underwriters Stock Purchase Agreement") among Alleghany,
                     The Continental Corporation, Goldman, Sachs & Co. and certain funds which Goldman, Sachs & Co. either control or of which they are general partner, Underwriters Re

                     Holdings Corp. and Underwriters Re Corporation, filed as
                     Exhibit 10.3(a) to Alleghany's Quarterly Report on Form
                     10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

     10.39(b) List of Contents of Exhibits and Schedules to the Underwriters Stock Purchase Agreement, filed as Exhibit
                     10.3(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

     10.39(c)        Stock Purchase Related Agreement dated as of July 28, 1993
                     (the "Underwriters Stock Purchase Related Agreement") among certain persons named therein and Alleghany, filed as Exhibit 10.3(c) to Alleghany's Quarterly Report on Form
                     10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

     10.39(d)        List of Exhibits and Schedules to the Underwriters Stock
                     Purchase Related Agreement, filed as Exhibit 10.3(d) to
                     Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

     10.39(e)        Supplement to Underwriters Stock Purchase Related
                     Agreement dated as of August 12, 1993 among certain persons named therein and Alleghany, filed as Exhibit
                     10.1(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, is incorporated herein by reference.

     10.39(f) Amendment to Underwriters Stock Purchase Related Agreement made as of October 7, 1993 among certain persons named therein and Alleghany, filed as Exhibit 10.1(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, is incorporated herein by reference.

     13 Pages 2 through 4, pages 6 through 15, and pages 19 through 41 of the Annual Report to Stockholders of Alleghany for the year 1994.

     21              List of subsidiaries of Alleghany.

     23 Consent of KPMG Peat Marwick LLP, independent certified public accountants, to the incorporation by reference of their reports relating to the financial statements and related schedules of Alleghany and subsidiaries in Alleghany's Registration Statements on Form S-8
                     (Registration No. 27598) and Form S-3 (Registration No.
                     55707).

     27              Financial Data Schedule.

     28 Information from reports furnished to state insurance regulatory authorities by Underwriters Reinsurance
                     Company, Commercial Underwriters Insurance Company, and
                     Underwriters Insurance Company is filed under cover of Form SE, pursuant to Rule 311(c) of Regulation S-T.