Form 10-Q
period 1995-03-31
ALLEGHANY CORP /DE
filed 1995-05-11
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR QUARTER ENDED MARCH 31, 1995

                         COMMISSION FILE NUMBER 1-9371


                             ALLEGHANY CORPORATION
          ------------------------------------------------------------
              Exact Name of Registrant as Specified in its Charter

                                    DELAWARE
          ------------------------------------------------------------
          State or Other Jurisdiction of Incorporation or Organization

                                   51-0283071
          ------------------------------------------------------------
            Internal Revenue Service Employer Idenfification Number

                  Park Avenue Plaza, New York, New York 10055
          ------------------------------------------------------------
           Address of Principal Executive Office, including Zip Code

                                  212/752-1356
          ------------------------------------------------------------
               Registrant's Telephone Number, including Area Code

                                 Not Applicable
          ------------------------------------------------------------
              Former Name, Former Address, and Former Fiscal Year,
                          If Changed Since Last Report

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

                            Yes  X          No
                                ----           ----

           Indicate the number of shares outstanding for each of the
            Issuer's classes of common stock, as of the close of the
                         period covered by this report:

                                   7,053,813
                           -------------------------
                             (As of March 31, 1995)

                             PART I.  FINANCIAL INFORMATION
                             ITEM 1.  FINANCIAL STATEMENTS

                         ALLEGHANY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF EARNINGS
                               FOR THE THREE MONTHS ENDED
                                MARCH 31, 1995 AND 1994
               (dollars in thousands, except share and per share amounts)
                                      (unaudited)

                                                                           1995       1994 *
                                                                     -----------------------
    Revenues
        Title premiums, escrow and trust fees                         $243,948     $352,759
        Net reinsurance premiums earned                                 68,777       52,679
        Interest, dividend and other income                             45,355       38,489
        Net mineral and filtration sales                                41,279       35,964
        Net gain (loss) on investment transactions                      (2,307)          92
                                                                     ----------------------
                Total revenues                                         397,052      479,983
                                                                     ----------------------
    Costs and expenses
        Salaries, commissions and other employee benefits              208,354      267,451
        Administrative, selling and other operating expenses            82,884       84,331
        Provisions for title losses and other claims                    19,449       23,421
        Property and casualty losses and loss adjustment
            expenses                                                    49,480       44,160
        Cost of mineral and filtration sales                            27,809       25,480
        Interest expense                                                 6,776        7,076
        Corporate administration                                         2,581        3,507
                                                                     ----------------------
                Total costs and expenses                               397,333      455,426
                                                                     ----------------------
                Earnings (loss) from continuing operations,
                    before income taxes                                   (281)      24,557

    Income taxes                                                        (1,074)       7,568
                                                                     ----------------------

                Net earnings from continuing operations                    793       16,989
                                                                     ----------------------

    Discontinued operations

        Earnings from discontinued operations, net of tax                    0        2,950
                                                                     ----------------------
                Net earnings                                              $793      $19,939
                                                                     ======================
    Earnings per share of common stock
        Operations                                                       $0.11        $2.47
        Discontinued operations                                           0.00         0.42
                                                                     ----------------------
                Total earnings per share                                 $0.11        $2.89
                                                                     ======================

    Dividends per share of common stock                                     **           **
                                                                     ======================

    Average number of outstanding shares of common stock ***         7,045,662    6,894,410
                                                                     ======================

    *    Restated to reflect discontinued operations.
    ** In March 1995 and 1994, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
    *** Adjusted to reflect common stock dividends declared in March 1995 and 1994.

                         ALLEGHANY CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                          MARCH 31, 1995 AND DECEMBER 31, 1994
               (dollars in thousands, except share and per share amounts)

                                                                               March 31,    December 31,
                                                                                    1995            1994
                                                                               (Unaudited)
                                                                               -------------------------
    Assets

       Investments:
          Fixed maturities - available
          for sale:
             U.S. Government, government
                agency and municipal
                obligations                   (amortized cost  $1,034,130)     $1,005,992      $1,006,421
             Certificates of deposit and
                commercial paper              (amortized cost      38,214)         38,214         107,082
             Bonds, notes and other           (amortized cost     418,387)        406,162         465,011
          Equity securities                   (cost               347,187)        544,226         357,220
                                                                               --------------------------
                                                                                1,994,594       1,935,734

    Cash                                                                          169,215         107,942
    Notes receivable                                                               91,536          91,536
    Funds held, accounts and other receivables                                    257,174         211,451
    Title records and indexes                                                     156,395         156,293
    Property and equipment - at cost, less
       accumulated depreciation and amortization                                  208,274         202,918
    Reinsurance receivable                                                        428,090         422,683
    Other assets                                                                  390,788         459,334
                                                                               --------------------------

                                                                               $3,696,066      $3,587,891
                                                                               ==========================

    Liabilities and Common Stockholders' Equity

       Title losses and other claims                                             $530,392        $537,073
       Property and casualty losses and loss
          adjustment expenses                                                     970,987         940,527
       Other liabilities                                                          420,652         436,180
       Long-term debt of parent company                                            59,600          59,600
       Long-term debt of subsidiaries                                             319,470         275,473
       Trust and escrow deposits secured by
          pledged assets                                                          283,878         317,845
                                                                               --------------------------
             Total liabilities                                                  2,584,979       2,566,698

       Common stockholders' equity                                              1,111,087       1,021,193
                                                                               --------------------------

                                                                               $3,696,066      $3,587,891
                                                                               ==========================







    Shares of common stock outstanding                                          7,053,813       7,044,407 *
                                                                               ==========================


    Common stockholders' equity per share                                         $157.52         $144.97 *
                                                                               ==========================

    *   Adjusted to reflect the common stock dividend declared in March 1995.

                            ALLEGHANY CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE THREE MONTHS ENDED
                                    MARCH 31, 1995 AND 1994
                                     (dollars in thousands)
                                          (unaudited)

                                                                            1995       1994 *
                                                                      -----------------------
    Cash flows from operating activities
        Earnings from continuing operations                               $793      $16,989
        Adjustments to reconcile earnings from continuing
            operations to cash provided by continuing
            operations:
                Depreciation and amortization                           10,549       11,721
                Net loss (gain) on investment transactions               2,307          (92)
                Other charges to continuing operations, net               (720)       1,197
                Increase in funds held, accounts and other
                    receivables                                        (45,723)      (1,104)
                Increase in reinsurance receivable                      (5,407)     (12,974)
                (Decrease) increase in title losses and
                    other claims                                        (6,681)       2,353
                Increase in property and casualty loss and
                    loss adjustment expenses                            30,460       13,215
                Decrease (increase) in other assets                      6,609         (920)
                Decrease in other liabilities                          (15,528)     (29,017)
                Decrease in trust and escrow deposits                  (33,967)     (12,833)
                                                                      ---------------------
                    Net adjustments                                    (58,101)     (28,454)
                                                                      ---------------------
                    Cash used in continuing operations                 (57,308)     (11,465)
                                                                      ---------------------
                    Cash provided by discontinued operations                 0        2,304
                                                                      ---------------------
                    Cash used in operations                            (57,308)      (9,161)
                                                                      ---------------------
    Cash flows from investing activities
        Purchase of investments                                       (155,552)    (380,496)
        Maturities of investments                                      133,465      175,586
        Sales of investments                                            98,170      267,646
        Purchases of property and equipment                             (5,904)      (7,313)
        Disposition of property and equipment                            3,080           38
        Net purchases of title records and indexes                        (102)        (110)
                                                                      ---------------------
                    Net cash provided by investing activities           73,157       55,351
                                                                      ---------------------
    Cash flows from financing activities
        Principal payments on long-term debt                           (11,022)      (5,832)
        Proceeds of long-term debt                                      55,000            0
        Purchase of treasury shares                                       (778)           0
        Common stock distributions                                       2,224           46
                                                                      ---------------------
                    Net cash provided by (used in)
                       financing activities                             45,424       (5,786)
                                                                      ---------------------
                    Net increase in cash                                61,273       40,404
    Cash at beginning of period                                        107,942      109,166
                                                                      ---------------------
    Cash at end of period                                             $169,215     $149,570
                                                                      =====================

    Supplemental disclosures of cash flow information
        Cash paid during the period for:
            Interest                                                    $5,372       $4,941
            Income taxes                                                $2,151       $1,142


    *  Restated to reflect discontinued operations.

                   Notes to Consolidated Financial Statements


                        This report should be read in conjunction with the
              Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K Report") of Alleghany Corporation (the "Company").

                        The information included in this report is
              unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

              Contingencies
              -------------

                        The Company's subsidiaries and division are parties
              to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs.
              In the opinion of management, such provisions are adequate as of March 31, 1995.


              ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        -------------------------------------------------
                        CONDITION AND RESULTS OF OPERATIONS.
                        ------------------------------------

                        The Company reported net earnings of $.8 million on
              revenues of $397.1 million in the 1995 first quarter, compared with $19.9 million on revenues of $480 million in the 1994 first quarter. The Company's net earnings in the 1994 quarter include $2.9 million of earnings from discontinued operations, representing the results of the Company's retail banking subsidiary, Sacramento Savings Bank, which was sold in the fourth quarter of 1994.

                        Chicago Title and Trust Company ("CT&T") recorded a
              pre-tax loss of $12 million on revenues of $258.3 million,






              compared with a contribution of pre-tax earnings of $23.3 million on revenues of $364.9 million in the 1994 first quarter.

                        CT&T's title operations in the first quarter of
              1994 produced the best first-quarter results in CT&T's history. The first quarter is characteristically a slow period in the title industry, but in 1994 the residential refinancing and resale markets were very active and there was continued momentum in the commercial sector. However, refinancings virtually disappeared from the residential real estate market during the remainder of 1994 as a result of sharp increases in interest rates that began about February 1994. Interest rates continued to rise in early 1995, further depressing real estate markets. Home resales declined nationally from a peak of 417,000 in June 1994 to a low of 210,000 in January 1995. While CT&T responded quickly to bring costs into line with its reduced revenues, such action proved insufficient in the 1995 first quarter. Revenues declined by $106.6 million, from $364.9 million in the 1994 quarter to $258.3 million in the 1995 quarter, while CT&T's expenses declined by $71.4 million, from $341.7 million to $270.3 million. Since March 1994, CT&T has reduced its staff count by over 1,400 full-time equivalent employees or about 16%. Moreover, in 1995, CT&T postponed salary increases and most highly compensated employees have taken pay cuts of 5%-10%. CT&T is continuing its efforts to bring its costs into line with its reduced volume of title business. Title orders have increased substantially since February 1995, indicating improved activity in real estate markets. However, any renewed increases in interest rates could be expected to halt or depress such improvement.

                        CT&T's Financial Services Group contributed pre-tax
              operating income to CT&T of about $2.8 million in the 1995 first quarter, an increase of about 33% over the 1994 first quarter contribution of $2.1 million, primarily as a result of the inclusion of results of Montag & Caldwell which was acquired by CT&T in July 1994. As of March 31, 1995, the Financial Services Group managed $7.7 billion in assets.

                        Underwriters Reinsurance Company ("Underwriters")
              contributed pre-tax earnings of $6.6 million in the first quarter of 1995, compared with a pre-tax loss of $2.6 million in the first quarter of 1994. Net written premiums for the 1995 quarter were $72.0 million compared with $57.3 million in the prior year's quarter, reflecting increased business and a $9 million positive premium adjustment on an adjustable rate contract. 1995 results also include a pre-tax benefit from IBNR (incurred but not reported) reserve reductions of about $3.4 million, and a pre-tax loss on investments of about $2.3 million incurred in connection with Underwriters' investment portfolio restructuring. The first quarter of 1994 included a pre-tax charge of $5 million for estimated losses associated with the earthquake in Northridge, California in January of that year, and a pre-tax loss on investments of about $3.2 million.

                        World Minerals contributed pre-tax earnings of $5.1
              million in the first quarter of 1995 on revenues of $41.8 million, compared with $3.1 million on revenues of $36.2 million in the first quarter of 1994. The improved results reflect strong economic activity in markets served by World Minerals and also the benefits of price increases, strategic acquisitions and capital spending and ongoing management attention to improving production efficiency, customer service and cost reduction. World Minerals achieved these results notwithstanding the adverse effects of unusually heavy rains at its Lompoc, California plant.

                        As of March 31, 1995, the Company beneficially
              owned approximately 18.1 million shares, or 11.8%, of the outstanding common stock of Sante Fe Pacific Corporation which had an aggregate market value on that date of approximately $413 million, or $22.875 per share. The aggregate cost of such shares is approximately $251 million, or $13.92 per share.

                        The Company's results in the first quarter of 1995
              are not necessarily indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds, cash revenues and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.



                               PART II.  OTHER INFORMATION

              ITEM 1.   LEGAL PROCEEDINGS.
                        ------------------

                        In April 1990, a class action seeking treble
              damages was filed in the United States District Court for the District of Arizona against six of the nation's largest title insurance companies, including the three principal title insurance companies now owned by CT&T, alleging that the title insurers violated Section 1 of the Sherman Act in connection with their participation in rating bureaus in Arizona and Wisconsin. In June 1994, counsel for the plaintiffs and the defendants filed with the District Court in Arizona a definitive written agreement embodying terms for a proposed class action settlement of the asserted claims, which would become effective upon final approval of the Court. On April 21, 1994, a separate class action suit seeking treble damages was filed in the United States District Court for the Eastern District of Wisconsin, asserting federal antitrust claims against the same six defendants and a number of additional title insurers arising from Wisconsin rating bureau activity. On October 11, 1994, the Wisconsin suit was transferred to and consolidated with the suit in the United States District Court in Arizona. The status of such proceedings was last reported in Item 3 of
              Part I of the Company's 1994 Form 10-K Report.

                        As previously reported, issues have arisen between
              the parties to the settlement agreement since it was jointly presented to the District Court in Arizona. The Court has yet to act upon the settlement agreement, and on March 28, 1995, the Court deferred further action to allow the parties to reach agreement on a global settlement of the foregoing actions. The Court has scheduled a status conference for May 18, 1995. Negotiations among the parties are continuing.

              ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
                        --------------------------------

                        (a)  Exhibits.
                             --------
              Exhibit
              Number                            Description
              -------                           -----------
               3.1                          By-Laws of Alleghany as
                                            amended April 18, 1995.

              10.1                          Letter amendment dated
                                            April 6, 1995 to the Stock
                                            Purchase Related Agreement
                                            dated as of July 28, 1993, as
                                            supplemented and amended,
                                            among certain persons named
                                            therein and Alleghany.

              27                            Financial Data Schedule.

                        (b)  Reports on Form 8-K.
                             -------------------
                        No reports on Form 8-K were filed during the first
              quarter of 1995.

                                   SIGNATURES

                        Pursuant to the requirements of the Securities
              Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ALLEGHANY CORPORATION
                                            --------------------------
                                            Registrant


              Date:  May 11, 1995           /s/ David B. Cuming
                                            --------------------------
                                            David B. Cuming
                                            Senior Vice President
                                            (and principal financial
                                            officer)

                                      Exhibit Index
                                      -------------


              Exhibit
              Number                             Description
              -------                            -----------

               3.1                           By-Laws of Alleghany as
                                             amended April 18, 1995.

              10.1                           Letter amendment dated
                                             April 6, 1995 to the Stock
                                             Purchase Related Agreement
                                             dated as of July 28, 1993, as
                                             supplemented and amended,
                                             among certain persons named
                                             therein and Alleghany.

              27                             Financial Data Schedule