Form 10-Q
period 1995-06-30
ALLEGHANY CORP /DE
filed 1995-08-10
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR QUARTER ENDED JUNE 30, 1995

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

                                   7,049,847
                             (AS OF JUNE 30, 1995)

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS


                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE THREE MONTHS ENDED
                             JUNE 30, 1995 AND 1994
           (dollars in thousands, except share and per share amounts)
                                  (unaudited)


                                                                                                     1995          1994
                                                                                                ----------------------
    Revenues
          Title premiums, escrow and trust fees                                                  $257,832      $338,773
          Net reinsurance premiums earned                                                          68,319        43,856
          Interest, dividend and other income                                                      43,559        37,552
          Net mineral and filtration sales                                                         45,403        41,562
          Net gain on investment transactions                                                          63         6,427
                                                                                                -----------------------
                 Total revenues                                                                   415,176       468,170
                                                                                                -----------------------

    Costs and expenses
          Salaries, commissions and other employee benefits                                       195,163       254,681
          Administrative, selling and other operating expenses                                     84,208        86,072
          Provisions for title losses and other claims                                             19,197        27,491
          Property and casualty losses and loss adjustment expenses                                50,547        35,622
          Cost of mineral and filtration sales                                                     29,421        28,943
          Interest expense                                                                          7,285         6,847
          Corporate administration                                                                  4,034         6,907
                                                                                                -----------------------
                 Total costs and expenses                                                         389,855       446,563
                                                                                                -----------------------

                 Earnings from continuing operations, before income taxes                          25,321        21,607

    Income taxes                                                                                    8,132         5,277
                                                                                                -----------------------

                 Net earnings from continuing operations                                           17,189        16,330
                                                                                                =======================







    Discontinued operations
          Earnings from discontinued operations, net of tax                                             -         2,275
          Benefit of excess of tax basis over book                                                      -        16,800
                                                                                                -----------------------
                 Net earnings                                                                     $17,189       $35,405
                                                                                                =======================

    Earnings per share of common stock
          Operations                                                                                $2.44         $2.37
          Discontinued operations                                                                    0.00          0.22
          Benefit of excess of tax basis over book                                                   0.00          2.44
                                                                                                -----------------------
                 Total earnings per share                                                           $2.44         $5.14
                                                                                                =======================

    Dividends per share of common stock                                                                 *             *
                                                                                                =======================

    Average number of outstanding shares of common stock **                                     7,051,763     6,891,119
                                                                                                =======================


    [FN]
    * In March 1995 and 1994, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

    ** Adjusted to reflect common stock dividends declared in March 1995 and 1994.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 1995 AND 1994
           (dollars in thousands, except share and per share amounts)
                                  (unaudited)


                                                                                                     1995          1994
                                                                                                ----------------------
    Revenues
          Title premiums, escrow and trust fees                                                  $501,780      $691,532
          Net reinsurance premiums earned                                                         137,096        96,535
          Interest, dividend and other income                                                      88,914        76,041
          Net mineral and filtration sales                                                         86,682        77,526
          Net gain (loss) on investment transactions                                               (2,244)        6,519
                                                                                                -----------------------
                 Total revenues                                                                   812,228       948,153
                                                                                                -----------------------

    Costs and expenses
          Salaries, commissions and other employee benefits                                       403,517       522,132
          Administrative, selling and other operating expenses                                    167,092       170,403
          Provisions for title losses and other claims                                             38,646        50,912
          Property and casualty losses and loss adjustment expenses                               100,027        79,782
          Cost of mineral and filtration sales                                                     57,230        54,423
          Interest expense                                                                         14,061        13,923
          Corporate administration                                                                  6,615        10,414
                                                                                                -----------------------
                 Total costs and expenses                                                         787,188       901,989
                                                                                                -----------------------

                 Earnings from continuing operations, before income taxes                          25,040        46,164

    Income taxes                                                                                    7,058        12,845
                                                                                                -----------------------

                 Net earnings from continuing operations                                           17,982        33,319
                                                                                                -----------------------

    Discontinued operations
          Earnings from discontinued operations, net of tax                                             -         5,225
          Benefit of excess of tax basis over book                                                      -        16,800
                                                                                                -----------------------
                 Net earnings                                                                     $17,982       $55,344
                                                                                                =======================







    Earnings per share of common stock
          Operations                                                                                $2.55         $4.83
          Discontinued operations                                                                    0.00          0.76
          Benefit of excess of tax basis over book                                                   0.00          2.44
                                                                                                -----------------------
                 Total earnings per share                                                           $2.55         $8.03
                                                                                                =======================

    Dividends per share of common stock                                                                 *             *
                                                                                                =======================


    Average number of outstanding shares of common stock **                                     7,047,984     6,892,530
                                                                                                =======================

    [FN]
    * In March 1995 and 1994, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

    ** Adjusted to reflect common stock dividends declared in March 1995 and 1994.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994
           (dollars in thousands, except share and per share amounts)


                                                                                                    June 30,
                                                                                                      1995    December 31,
                                                                                                 (Unaudited)    1994
                                                                                                 --------------------------
    Assets

        Investments:
            Fixed maturities - available for sale:
                U.S. Government, government agency
                    and municipal obligations           (amortized cost $1,076,564)               $1,070,186     $1,006,421
                Certificates of deposit and
                    commercial paper                    (amortized cost $46,589)                      46,539        107,082
                Bonds, notes and other                  (amortized cost $431,359)                    429,577        465,011
            Equity securities                           (cost $349,458)                              595,045        357,220
                                                                                                  -------------------------
                                                                                                   2,141,397      1,935,734

        Cash                                                                                         235,621        107,942
        Notes receivable                                                                              91,536         91,536
        Funds held, accounts and other receivables                                                   280,965        211,451
        Title records and indexes                                                                    156,451        156,293
        Property and equipment - at cost, less accumulated depreciation and amortization             212,299        202,918
        Reinsurance receivable                                                                       418,369        422,683
        Other assets                                                                                 380,294        459,334
                                                                                                  -------------------------

                                                                                                  $3,916,932     $3,587,891
                                                                                                  =========================

    Liabilities and Common Stockholders' Equity

        Title losses and other claims                                                               $527,994       $537,073
        Property and casualty losses and loss adjustment expenses                                    990,107        940,527
        Other liabilities                                                                            444,013        436,180
        Long-term debt of parent company                                                              59,600         59,600
        Long-term debt of subsidiaries                                                               320,584        275,473
        Trust and escrow deposits secured by pledged assets                                          392,060        317,845
                                                                                                  -------------------------
                Total liabilities                                                                  2,734,358      2,566,698







        Common stockholders' equity                                                                1,182,574      1,021,193
                                                                                                  -------------------------

                                                                                                  $3,916,932     $3,587,891
                                                                                                  =========================

    Shares of common stock outstanding                                                             7,049,847      7,044,407 *
                                                                                                  =========================

    Common stockholders' equity per share                                                            $167.74        $144.97 *
                                                                                                  =========================

    [FN]

    *   Adjusted to reflect the common stock dividend declared in March 1995.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 1995 AND 1994
                             (dollars in thousands)
                                  (unaudited)


                                                                                                     1995         1994*
                                                                                                ----------------------
    Cash flows from operating activities
         Earnings from continuing operations                                                      $17,982       $33,319
         Adjustments to reconcile earnings from continuing operations to cash provided by continuing operations:
             Depreciation and amortization                                                         21,271        22,889
             Net loss (gain) on investment transactions                                             2,244        (6,519)
             Other charges to continuing operations, net                                           (2,812)        7,817
             Increase in funds held, accounts and other receivables                               (69,514)      (30,853)
             Decrease (increase) in reinsurance receivable                                          4,314       (34,023)
             (Decrease) increase in title losses and other claims                                  (9,079)        5,998
             Increase in property and casualty loss and loss adjustment expenses                   49,580        41,809
             (Increase) decrease in other assets                                                  (14,274)        8,289
             Increase (decrease) in other liabilities                                               7,833        (4,370)
             Increase (decrease) in trust and escrow deposits                                      74,215        (7,444)
                                                                                                -----------------------
                Net adjustments                                                                    63,778         3,593
                                                                                                -----------------------
                Cash provided by continuing operations                                             81,534        36,912
                                                                                                -----------------------
                Cash provided by discontinued operations                                                0         5,602
                                                                                                -----------------------
                Cash provided by operations                                                        81,534        42,514
                                                                                                -----------------------
    Cash flows from investing activities
         Purchase of investments                                                                 (306,925)     (499,954)
         Maturities of investments                                                                140,781       252,954
         Sales of investments                                                                     177,243       257,466
         Purchases of property and equipment                                                      (15,312)      (13,411)
         Disposition of property and equipment                                                      4,052         4,009
         Net purchases of title records and indexes                                                  (158)         (255)
                                                                                                -----------------------
                Net cash (used in) provided by investing activities                                  (319)          809
                                                                                                -----------------------
    Cash flows from financing activities
         Principal payments on long-term debt                                                     (17,591)      (16,328)
         Proceeds of long-term debt                                                                63,000             0






         Purchase of treasury shares                                                               (1,274)       (1,630)
         Common stock distributions                                                                 2,103           (75)
                                                                                                -----------------------
                Net cash provided by (used in) financing activities                                46,238       (18,033)
                                                                                                -----------------------
                Net increase in cash                                                              127,679        25,290
    Cash at beginning of period                                                                   107,942       109,166
                                                                                                -----------------------
    Cash at end of period                                                                        $235,621      $134,456
                                                                                                =======================


    Supplemental disclosures of cash flow information
         Cash paid during the period for:
           Interest                                                                               $13,549       $14,426
           Income taxes                                                                            $4,517       $17,493


    [FN]
    *    Restated to conform to current year presentation.

                       Notes to Consolidated Financial Statements


                        This report should be read in conjunction with the
              Annual Report on Form 10-K for the year ended December 31, 1994, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of Alleghany Corporation (the
              "Company").

                        The information included in this report is
              unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

              Contingencies
              -------------

                        The Company's subsidiaries and division are parties
              to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs.
              In the opinion of management, such provisions are adequate as of June 30, 1995.


              ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        -------------------------------------------------
                        CONDITION AND RESULTS OF OPERATIONS.
                        -----------------------------------

                        The Company reported net earnings of $17.2 million
              in the second quarter of 1995 compared with $35.4 million in the second quarter of 1994, and $18.0 million in the first six months of 1995 compared with $55.3 million in the first six months of 1994.

                        Continuing operations contributed net earnings of
              $17.2 million on revenues of $415.2 million in the 1995 second quarter, compared with $16.3 million on revenues of $468.2 million in the 1994 second quarter. Discontinued operations, consisting of the Company's retail banking subsidiary, Sacramento Savings Bank, which was sold in the fourth quarter of 1994, contributed net earnings of $19.1 million in the 1994 second quarter, of which $16.8 million represented a tax credit related to the then impending sale of Sacramento Savings Bank.

                        Net earnings from continuing operations were $18.0
              million on revenues of $812.2 million in the first six months of 1995 compared with $33.3 million on revenues of $948.2 million in the first six months of 1994. Discontinued operations contributed net earnings of $22.0 million in the first half of 1994.

                        Net losses on investment transactions after taxes
              in the first half of 1995 totalled $1.5 million, compared with net gains of $4.2 million in the first half of 1994.

                        Chicago Title and Trust Company ("CT&T")
              contributed pre-tax earnings of $12.5 million on revenues of $271.2 million in the 1995 second quarter, compared with $13.3 million on revenues of $350.4 million in the second quarter of 1994. In the first six months of 1995, CT&T contributed pre-tax earnings of $0.5 million on revenues of $529.4 million, compared with $36.6 million on revenues of $715.3 million in the first six months of 1994.

                        CT&T's results in the second quarter of 1995
              reflect improved conditions in real estate markets over conditions prevailing in the first quarter of 1995, the results of its continuing efforts to reduce expenses and a $3.0 million pre-tax payment received by CT&T in settlement of litigation with a competitor. Real estate markets were materially depressed by sharp increases in interest rates that began in February 1994 and continued into early 1995.
              In the 1994 second quarter, CT&T's results were affected by a significant decline in residential refinancings which was offset by improvements in new construction, resales and commercial activity.

                        Although real estate markets have shown some
              improvement, CT&T has continued its efforts to reduce expenses, including through further staff reductions. The immediate benefits of such expense reductions were somewhat offset in the 1995 second quarter by severance benefits paid to terminated employees of $0.9 million.

                        CT&T's results also reflect the contribution of
              CT&T's Financial Services Group. The Financial Services Group contributed pre-tax operating income to CT&T of about $2.8 million in the 1995 second quarter, an increase of 75 percent over the 1994 second quarter contribution of $1.6 million, and $5.6 million in the first six months of 1995, an increase of 51 percent over the contribution in the first six months of 1994 of $3.7 million. The improved results of CT&T's Financial Services Group are primarily due to the inclusion of earnings of Montag & Caldwell which was acquired by CT&T in July 1994. As of June 30, 1995, the Financial Services Group managed $8.1 billion in assets.

                        Underwriters Reinsurance Company ("Underwriters")
              contributed pre-tax earnings of $7.6 million on revenues of $79.4 million in the second quarter of 1995, compared with $3.6 million on revenues of $53.4 million in the second quarter of 1994, and $14.2 million on revenues of $157.1 million in the first six months of 1995 as compared with $1.0 million on revenues of $112.9 million in the first six months of 1994. Underwriters' results for the second quarter of 1995 reflect increased business, an absence of significant catastrophe losses and an absence of adverse reserve activity. The 1994 six-month results reflected a pre-tax charge of about $5 million for estimated losses associated with the earthquake in Los Angeles, California in January 1994. In addition, Underwriters recorded net pre-tax losses of $2.4 million in the first six months of 1995, as compared with net pre-tax losses of $3.5 million in the first six months of 1994, on sales of fixed-maturity investments. Most of these losses were due to restructurings by Underwriters of portions of its bond portfolio.

                        World Minerals Inc. ("World Minerals") contributed
              pre-tax earnings of $6.8 million on revenues of $45.5 million in the 1995 second quarter, compared with $4.8 million on revenues of $41.7 million in the second quarter of 1994. In the first six months of 1995, World Minerals contributed pre-tax earnings of $11.8 million on revenues of $87.4 million, compared with $8.0 million on revenues of $77.9 million in the first six months of 1994.

                        World Minerals' improved results in 1995 reflect
              strong economic activity in markets served by World Minerals and also the benefits of price increases, strategic acquisitions and capital spending, in addition to ongoing management attention to improving production efficiency, customer service and cost reductions.

                        As of June 30, 1995, the Company beneficially owned
              approximately 18.1 million shares, or 11.9 percent, of the outstanding common stock of Santa Fe Pacific Corporation

              ("Santa Fe") which had an aggregate market value on that date of approximately $461 million, or $25.50 per Santa Fe share. The aggregate cost of such shares is approximately $252.5 million, or $13.98 per Santa Fe share. On July 20, 1995, the Interstate Commerce Commission approved the merger of Santa Fe into Burlington Northern, Inc. ("Burlington"). Pursuant to the terms of the merger agreement between Santa Fe and Burlington, as of June 30, 1995, the shareholders of Santa Fe would receive 0.4073 shares of Burlington common stock for each share of Santa Fe common stock. Based on the number of shares of outstanding common stock of Santa Fe and Burlington as of March 31, 1995, the Company would own approximately 4.9 percent of the combined companies after the merger.

                        The Company's results in the first half of 1995 are
              not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds, cash revenues and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.


                               PART II.  OTHER INFORMATION

              ITEM 1.  LEGAL PROCEEDINGS.
                       -----------------

                        In April 1990, a class action seeking treble
              damages was filed in the United States District Court for the District of Arizona against six of the nation's largest title insurance companies, including the three principal title insurance companies now owned by CT&T, alleging that the title insurers violated Section 1 of the Sherman Act in connection with their participation in rating bureaus in Arizona and Wisconsin. In June 1994, counsel for the plaintiffs and the defendants filed with the District Court in Arizona a definitive written agreement embodying terms for a proposed class action settlement of the asserted claims, which would have become effective upon final approval of the Court. On April 21, 1994, a separate class action suit seeking treble damages was filed in the United States District Court for the Eastern District of Wisconsin, asserting federal antitrust claims against the same six defendants and a number of additional title insurers arising from Wisconsin rating bureau activity. On October 11, 1994, the Wisconsin suit was transferred to and consolidated with the suit in the United States District Court in Arizona. The status of such proceedings was last reported in Item 1 of

              Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

                        As previously reported, issues arose between the
              parties to the settlement agreement subsequent to presentation of the settlement agreement to the District Court in Arizona. The Court did not act upon the settlement agreement, and on March 28, 1995, the Court deferred further action to allow the parties to reach agreement on a global settlement of the foregoing actions. The parties presented a global settlement to the Court, to which the Court has given its preliminary approval, entering a Preliminary Settlement Order dated June 19, 1995.

                        Pursuant to the terms of the proposed global
              settlement, class members will be provided with a number of benefits, including the option to receive cash payments from the title insurance companies named in the Arizona and Wisconsin actions, not to exceed in the aggregate $1,996,613 in Arizona and $2,070,326 in Wisconsin; an increase in the face amount of title insurance policies purchased from the title insurers reflecting the impact of inflation since January 1, 1981; and the last $5,000 of future insurance coverage at no cost on any new title insurance policy for property in Arizona or Wisconsin purchased from any of such title insurers within the one-year period following final Court approval of the settlement. The settlement also contemplates that the title insurance companies will pay attorneys' fees of the plaintiffs and the costs of administering the settlement.

                        In July 1995, pursuant to an order of the Court,
              notice of the settlement was given to the class by publication. The plaintiffs are expected to file for their attorneys' fees and costs by September 22, 1995. The Court has set a schedule for further briefing on the global settlement, and has scheduled a hearing on October 10, 1995, at which the fairness of the settlement will be considered and members of the plaintiff class will be given an opportunity to be heard.

              ITEM 2.  CHANGES IN SECURITIES.
                       ---------------------

                        The Company entered into a Revolving Credit Loan
              Agreement, dated as of June 14, 1995, with Chemical Bank (the "Credit Agreement") in replacement of an existing credit facility in the same amount. The Credit Agreement provides a commitment for revolving credit loans in an aggregate principal amount of $200 million. Each revolving credit loan will bear interest at a rate selected by the Company from three rates set forth in the Credit Agreement, which are based on (i) prevailing rates for the purchase of negotiable certificates of deposit, (ii) prevailing rates for dollar deposits in the London interbank market, or (iii) the greatest of three rates based on the Federal funds rate, Chemical Bank's prime rate or a specified certificate of deposit rate.

                        The Credit Agreement requires the Company, among
              other things, to maintain asset coverage of at least four-to-one, limits the amount of certain other indebtedness outstanding at any time to $100 million and contains restrictions with respect to mortgaging or pledging any of the Company's assets and with respect to consolidation or merger with any other corporation. The Company's net earnings available for payment of dividends are restricted to the sum of $50 million, the Company's net earnings subsequent to December 31, 1994 and cash proceeds received from the issuance of capital stock subsequent to December 31, 1994. The foregoing summary description is qualified in its entirety by reference to the Credit Agreement, which is attached hereto as Exhibit 10.1.

              ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                       ----------------------------------------------------

                        The Company's 1995 Annual Meeting of Stockholders
              was held on April 28, 1995. At the Annual Meeting, three directors were re-elected to serve for three-year terms on the Company's Board of Directors, by the following votes:

                                               FOR           WITHHELD
                                               ---           --------

                   Allan P. Kirby, Jr.      5,794,237         40,464
                   John E. Tobin            5,821,441         13,260
                   James F. Will            5,820,532         14,169

                        The Alleghany Corporation Directors' Equity
              Compensation Plan was approved at the Annual Meeting by a vote of 5,603,759 shares in favor and 46,385 shares opposed. A total of 184,557 shares abstained from voting.

                        Amendments to the Alleghany Corporation 1993 Long-
              Term Incentive Plan were approved at the Annual Meeting by a vote of 5,242,142 shares in favor and 401,329 shares opposed. A total of 191,230 shares abstained from voting.

                        At the Annual Meeting, the selection of KPMG Peat
              Marwick as auditors for the Company for the year 1995 was ratified by a vote of 5,825,981 shares in favor and 5,393 shares opposed. A total of 3,327 shares abstained from voting.


              ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
                       --------------------------------

                        (a)  Exhibits.
                             --------

              Exhibit
              Number                             Description
              -------                            -----------

              10.1                           Revolving Credit Loan
                                             Agreement, dated as of
                                             June 14, 1995, between
                                             Alleghany and Chemical Bank.


                        (b)  Reports on Form 8-K.
                             -------------------

                        No reports on Form 8-K were filed during the second
              quarter of 1995.

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


                                            ALLEGHANY CORPORATION
                                            ---------------------
                                            Registrant


              Date:  August 10, 1995        /s/ David B. Cuming
                                            ---------------------
                                            David B. Cuming
                                            Senior Vice President
                                            (and principal financial
                                            officer)

                                      Exhibit Index
                                      -------------


              Exhibit
              Number                             Description
              -------                            -----------

              10.1                           Revolving Credit Loan
                                             Agreement, dated as of
                                             June 14, 1995, between
                                             Alleghany and Chemical Bank.