Form 10-Q
period 1995-09-30
ALLEGHANY CORP /DE
filed 1995-11-13
CIK 775368

                         SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.

                                     FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR QUARTER ENDED SEPTEMBER 30, 1995

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

                                     7,110,396
                             (AS OF SEPTEMBER 30, 1995)

                           PART I.  FINANCIAL INFORMATION
                           ITEM 1.  FINANCIAL STATEMENTS


                       ALLEGHANY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EARNINGS
                             FOR THE THREE MONTHS ENDED
                            SEPTEMBER 30, 1995  AND 1994
            (dollars in thousands, except shares and per share amounts)
                                    (unaudited)

                                                                 1995       1994
                                                            --------------------
    Revenues
      Title premiums, escrow and trust fees                  $288,893   $308,674
      Net reinsurance premiums earned                          68,409     48,061
      Interest, dividend and other income                      43,782     39,705
      Net mineral and filtration sales                         44,560     40,533
      Net gain on investment transactions                       2,246     10,669
                                                            --------------------
        Total revenues                                        447,890    447,642

    Costs and expenses
      Salaries, commissions and other employee benefits       216,409    235,574
      Administrative, selling and other operating expenses     87,482     89,584
      Provisions for title losses and other claims             22,727     24,361
      Property and casualty losses and loss adjustment
        expenses                                               48,782     37,306
      Cost of mineral and filtration sales                     27,959     20,830
      Interest expense                                         11,006      7,888
      Corporate administration                                  3,901      4,395
                                                            --------------------
        Total costs and expenses                              418,266    419,938


        Earnings from continuing operations, before income
          taxes                                                29,624     27,704

    Income taxes                                                6,207      6,509
                                                            --------------------

        Net earnings from continuing operations                23,417     21,195















    Discontinued operations:
      Earning from discontinued operations, net of tax              0      1,040
      Benefit of excess of tax basis over book                      0          0
                                                            --------------------

        Net earnings                                          $23,417    $22,235
                                                            ====================


    Earnings per share of common stock
      Operations                                                $3.31      $2.98
      Discontinued operations                                    0.00       0.16
      Benefit of excess of tax basis over book                   0.00       0.00
                                                            --------------------
      Total earnings per share                                  $3.31      $3.14
                                                            ====================


    Dividends per share of common stock                             *          *
                                                            ====================



    Average number of outstanding shares of common stock**  7,078,391  7,082,423
                                                            ====================


    * In March 1995 and 1994, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

    ** Adjusted to reflect common stock dividends declared in March 1995 and 1994.

                       ALLEGHANY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EARNINGS
                             FOR THE NINE MONTHS ENDED
                            SEPTEMBER 30, 1995  AND 1994
            (dollars in thousands, except shares and per share amounts)
                                    (unaudited)

                                                                 1995       1994
                                                           ---------------------
    Revenues
      Title premiums, escrow and trust fees                 $790,673  $1,000,206
      Net reinsurance premiums earned                        205,505     144,596
      Interest, dividend and other income                    132,696     115,746
      Net mineral and filtration sales                       131,242     118,059
      Net gain on investment transactions                          2      17,188
                                                           ---------------------
        Total revenues                                     1,260,118   1,395,795


    Costs and expenses
      Salaries, commissions and other employee benefits      619,926     757,706
      Administrative, selling and other operating expenses   254,574     259,987
      Provisions for title losses and other claims            61,373      75,273
      Property and casualty losses and loss adjustment
        expenses                                             148,809     117,088
      Cost of mineral and filtration sales                    85,189      75,253
      Interest expense                                        25,067      21,811
      Corporate administration                                10,516      14,809
                                                           ---------------------
        Total costs and expenses                           1,205,454   1,321,927


        Earnings from continuing operations, before
          income taxes                                        54,664      73,868


    Income taxes                                              13,265      19,354
                                                           ---------------------


        Net earnings from continuing operations               41,399      54,514
















    Discontinued operations:
      Earning from discontinued operations, net of tax             0       6,265
      Benefit of excess of tax basis over book                     0      16,800
                                                           ---------------------

        Net earnings                                         $41,399     $77,579
                                                           =====================


    Earnings per share of common stock
      Operations                                               $5.86       $7.69
      Discontinued operations                                   0.00        0.88
      Benefit of excess of tax basis over book                  0.00        2.37
                                                           ---------------------
      Total earnings per share                                 $5.86      $10.94
                                                           =====================


    Dividends per share of common stock                            *           *
                                                           =====================

    Average number of outstanding shares of common stock** 7,059,968   7,101,435
                                                           =====================


    * In March 1995 and 1994, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
    ** Adjusted to reflect common stock dividends declared in March 1995 and 1994.

                       ALLEGHANY CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
             (dollars in thousands, except share and per share amounts)

                                                                          September 30,
                                                                                  1995     December 31,
                                                                           (Unaudited)             1994
                                                                           ----------------------------


    Assets

    Investments:
      Fixed maturities:
       Available for sale:
          U.S. Government, government agency
          and municipal obligations         (amortized cost $1,057,687)    $1,058,895      $1,006,421
       Certificates of deposit and
          commercial paper                  (amortized cost     88,471)        88,471         107,082
       Bonds, notes and other               (amortized cost    463,025)       460,627         465,011
      Equity securities                     (cost              328,312)       659,104         357,220
                                                                           ----------------------------
                                                                            2,267,097       1,935,734


    Cash                                                                      200,442         107,942
    Notes receivable                                                           91,536          91,536
    Funds held, accounts and other receivables                                289,705         211,451
    Title records and indexes                                                 156,535         156,293
    Property and equipment - at cost, less
       accumulated depreciation and amortization                              240,048         202,918
    Reinsurance receivable                                                    410,307         422,683
    Other assets                                                              373,643         459,334
                                                                           ----------------------------

                                                                           $4,029,313      $3,587,891
                                                                           ============================



















    Liabilities and Common Stockholders' Equity

    Title losses and other claims                                            $531,104        $537,073
    Property and casualty losses and
       loss adjustment expenses                                               990,066         940,527
    Other liabilities                                                         500,921         436,180
    Long-term debt of parent company                                           63,323          59,600
    Long-term debt of subsidiaries                                            321,871         275,473
    Trust and escrow deposits secured by pledged assets                       360,629         317,845
                                                                           ----------------------------
       Total liabilities                                                    2,767,914       2,566,698

    Common stockholders' equity                                             1,261,399       1,021,193
                                                                           ----------------------------
                                                                           $4,029,313      $3,587,891
                                                                           ============================


    Shares of common stock outstanding                                      7,110,396       7,044,407 *
                                                                           ============================


    Common stockholders' equity per share                                     $177.41         $144.97 *
                                                                           ============================

    *   Adjusted to reflect the common stock dividend declared in March 1995.

                       ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED
                            SEPTEMBER 30, 1995 AND 1994
                               (dollars in thousands)
                                    (unaudited)


                                                                 1995      1994*
                                                           ---------------------

    Cash flows from operating activities:
      Earnings from continuing operations                     $41,399   $54,514
      Adjustments to reconcile earnings from continuing
        operations to cash provided by continuing operations:
          Depreciation and amortization                        32,317    32,831
          Net gain on investment transactions                      (2)  (17,188)
          Other charges to continuing operations, net          (1,460)   11,249
          Increase in funds held, accounts and other
            receivables                                       (78,254) (115,077)
         Decrease (increase) in reinsurance receivable         12,376   (61,955)
         Decrease (increase) in title losses and other claims  (5,969)    6,039
          Increase in property and casualty loss and
            loss adjustment expenses                           49,539    64,154
          Decrease in other assets                             72,202     7,974
          Decrease in other liabilities                       (50,619)   (1,341)
         Increase (decrease) in trust and escrow deposits      42,784   (29,600)
                                                           ---------------------
            Net adjustments                                    72,914  (102,914)
                                                           ---------------------

            Cash provided by (used in) continuing
              operations                                      114,313   (48,400)
                                                           ---------------------
            Cash provided by discontinued operations                0     5,502
                                                           ---------------------
            Cash provided by (used in) operations             114,313   (42,898)
                                                           ---------------------



















    Cash flows from investing activities:
      Purchase of investments                                (487,472) (710,634)
      Maturities of investments                               248,227   504,065
      Sales of investments                                    218,361   166,180
      Purchases of property and equipment                     (50,233)  (19,619)
      Disposition of property and equipment                     5,100     3,956
      Net assets acquired in pooling                                0     1,900
      Net purchases of title records and indexes                 (242)     (327)
                                                           ---------------------
            Net cash used in investing activities             (66,259)  (54,479)
                                                           ---------------------

    Cash flows from financing activities:
      Principal payments on long-term debt                    (22,359)  (23,163)
      Proceeds of long-term debt                               69,010   140,083
      Purchase of treasury shares                              (4,308)   (5,101)
      Common stock distributions                                2,103       (75)
                                                           ---------------------
            Net cash provided by financing activities          44,446   111,744
                                                           ---------------------
            Net increase in cash                               92,500    14,367
    Cash at beginning of period                               107,942   109,166
                                                           ---------------------
    Cash at end of period                                    $200,442  $123,533
                                                           =====================




    Supplemental disclosures of cash flow information:
      Cash paid during the period for:
          Interest                                            $19,735    $18,982
          Income taxes                                         $5,936    $23,490


    *  Restated to reflect discontinued operations.

                     Notes to Consolidated Financial Statements


                   This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994, and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995 of Alleghany Corporation (the "Company").

                   The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

         Contingencies
         -------------

                   The Company's subsidiaries and division are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of September 30, 1995.


         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
                   ---------------------------------------------

                   The Company reported net earnings of $23.4 million in the third quarter of 1995 compared with $22.2 million in the third quarter of 1994, and $41.4 million in the first nine months of 1995 compared with $77.6 million in the first nine months of 1994.

                   Continuing operations contributed net earnings of $23.4 million on revenues of $447.9 million in the 1995 third quarter, compared with $21.2 million on revenues of $447.6 million in the 1994 third quarter. Discontinued operations, consisting of the Company's retail banking subsidiary, Sacramento Savings Bank, which was sold in the fourth quarter of 1994, contributed net earnings of $1.0 million in the 1994 third quarter.

                   Net earnings from continuing operations were $41.4 million on revenues of $1,260.1 million in the first nine months of 1995 compared with $54.5 million on revenues of $1,395.8 million in the first nine months of 1994. Discontinued operations contributed net earnings of $23.1 million in the first nine months of 1994, of which $16.8 million represented a tax credit related to the then impending sale of Sacramento Savings Bank.

                   Net gains on investment transactions after taxes in the first nine months of 1995 totalled $1.0 thousand, compared with net gains of $11.2 million in the first nine months of 1994. The gains in the 1994 period principally resulted from the sale of shares of Santa Fe Pacific Gold Corporation which were received as a distribution on the outstanding shares of common stock of Santa Fe Pacific Corporation beneficially owned by the Company.

                   Chicago Title and Trust Company ("CT&T") contributed pre-tax earnings of $23.4 million on revenues of $306.4 million in the 1995 third quarter, compared with $13.0 million on revenues of $321.9 million in the third quarter of 1994. In the first nine months of 1995, CT&T contributed pre-tax earnings of $23.9 million on revenues of $835.8 million, compared with $49.5 million on revenues of $1,037.2 million in the first nine months of 1994.

                   CT&T's results in the third quarter of 1995 reflect continued improved conditions in real estate markets over conditions prevailing in the first half of 1995 and the results of its continuing efforts to reduce expenses. Real estate markets were materially depressed by sharp increases in interest rates that began in February 1994 and continued into early 1995. In the 1994 third quarter, CT&T's results were affected by the virtual disappearance of refinancings from the residential real estate market.

                   Although real estate markets in general have shown improvement in the 1995 third quarter and in some markets were at high levels of activity, CT&T has continued its efforts to reduce expenses. The immediate benefits of such expense reductions were somewhat offset in the 1995 third quarter by severance benefits paid to terminated employees of $1.4 million. In addition, gross fees from agency operations were about 46 percent of gross total title fees for the third quarter of 1995, compared with about 53 percent of gross total title fees for the third quarter of 1994. Agency revenues are recognized by CT&T when reported by the agent and typically lag two or three months from the time realized by the agent. Thus CT&T expects to recognize increased agency revenues in the fourth quarter reflecting the improved conditions prevailing in the third quarter of 1995.

                   CT&T's results also reflect the contribution of CT&T's Financial Services Group. The Financial Services Group contributed pre-tax operating income to CT&T of about $3.1 million in the 1995 third quarter, an increase of about 41 percent over the 1994 third quarter contribution of $2.2 million, and $8.5 million in the first nine months of 1995, an increase of about 42 percent over the contribution in the first nine months of 1994 of $6.0 million. The improved results of CT&T's Financial Services Group are primarily due to the inclusion of earnings of Montag & Caldwell which was acquired by CT&T in July 1994. As of September

         30, 1995, the Financial Services Group managed $9.3 billion in assets.

                   Underwriters Reinsurance Company ("Underwriters") contributed pre-tax earnings of $6.5 million on revenues of $81.6 million in the third quarter of 1995, compared with $1.9 million on revenues of $56.5 million in the third quarter of 1994, and $20.7 million on revenues of $238.8 million in the first nine months of 1995, compared with $2.9 million on revenues of $169.4 million in the first nine months of 1994.

                   Underwriters' results in 1995 reflect increased business and an absence of significant catastrophe losses. Underwriters is still assessing the effects of Hurricane Opal, but does not anticipate significant losses at this time. Underwriters recorded net reinsurance premiums earned of $205.5 million in the first nine months of 1995, compared with $144.6 million in the first nine months of 1994. Underwriters believes that the increase in premiums earned is at least partly attributable to the increase in its surplus level, which enabled it to attract more desirable reinsurance opportunities. The 1994 nine-month results reflected a pre-tax charge of about $5 million for estimated losses associated with the earthquake in Los Angeles, California in January 1994. In addition, Underwriters recorded net pre-tax losses of $3.1 million in the first nine months of 1995, compared with net pre-tax losses of $5.5 million in the first nine months of 1994, on sales of fixed-maturity investments. Most of these losses were due to restructurings by Underwriters of portions of its bond portfolio.

                   World Minerals Inc. ("World Minerals") contributed pre-tax earnings of $7.0 million on revenues of $44.5 million in the 1995 third quarter, compared with $5.0 million on revenues of $40.5 million in the third quarter of 1994. In the first nine months of 1995, World Minerals contributed pre-tax earnings of $18.9 million on revenues of $131.8 million, compared with $13.0 million on revenues of $118.4 million in the first nine months of 1994.

                   World Minerals' improved results in 1995 reflect strong economic activity in markets served by World Minerals and also the benefits of price increases, strategic acquisitions and capital spending, in addition to ongoing management attention to improving production efficiency, customer service and cost reductions.

                   Pre-tax interest for the 1995 third quarter included a $3.7 million non-cash charge in respect of the Company's 6-1/2% Subordinated Exchangeable Debentures due 2014 (the "Debentures"). The $59.6 million aggregate principal amount of Debentures were exchangeable into approximately 1,363,845 shares of common stock of American Express Company ("American Express") and cash of about $2.8 million representing the distribution of Lehman Brothers stock by American Express in 1994 (collectively, the "Exchange Consideration"). The $3.7 million charge represented the excess of the market value of the Exchange Consideration over the aggregate principal amount of the Debentures at the end of the 1995 third quarter. While this interest expense was recorded in the income statement, in accordance with applicable accounting rules, the related appreciation of the American Express stock was reflected in stockholders' equity and, thus, did not serve to offset the expense included in the income statement. On October 6, 1995, the Company called the Debentures for redemption. On November 6, 1995, the Debentures were redeemed and holders who had not exchanged their Debentures became entitled to receive the principal amount of their Debentures plus accrued interest and a redemption premium of 2.6%. The Company expects to record a net gain after taxes in the fourth quarter of 1995 of about $25 million in connection with such redemption and disposition of the related shares of American Express common stock.

                   The Company's tax provision in the third quarter reflects a tax benefit of $2.8 million representing recognition by Underwriters of a tax reserve which became unnecessary in the third quarter.

                   On September 22, 1995, Santa Fe Pacific Corporation and Burlington Northern Inc. merged under a new holding company named
         Burlington Northern Santa Fe Corporation ("BNSF").   As a result
         of the merger, 18.06 million shares of Santa Fe Pacific Corporation beneficially owned by the Company were converted into about 7.43 million shares of common stock of BNSF, or about 5.2 percent of the outstanding. As of September 30, 1995, such 7.43 million shares had an aggregate market value of approximately $538.8 million, or $72.50 per BNSF share, and as of October 31, 1995, such shares had an aggregate market value of approximately $623.3 million, or $83.875 per BNSF share. The aggregate cost of such shares is approximately $253.7 million, or $34.15 per BNSF share.

                   The Company's results in the first nine months of 1995 are not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds, cash revenues and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.


                            PART II.  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS.
                  -----------------

                   In April 1990, a class action seeking treble damages was filed in the United States District Court for the District of Arizona against six of the nation's largest title insurance companies, including the three principal title insurance companies now owned by CT&T, alleging that the title insurers violated
         Section 1 of the Sherman Act in connection with their participation in rating bureaus in Arizona and Wisconsin. In June 1994, counsel for the plaintiffs and the defendants jointly filed with the District Court in Arizona a definitive written agreement embodying terms for a proposed class action settlement of the asserted claims, which would have become effective upon final approval of the Court. On April 21, 1994, a separate class action suit seeking treble damages was filed in the United States District Court for the Eastern District of Wisconsin, asserting federal antitrust claims against the same six defendants and a number of additional title insurers arising from Wisconsin rating bureau activity. On October 11, 1994, the Wisconsin suit was transferred to and consolidated with the suit in the United States District Court in Arizona. The status of such proceedings was last reported in Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

                   As previously reported, issues arose between the parties to the settlement agreement subsequent to the filing of the settlement agreement with the District Court in Arizona. The Court did not act upon the settlement agreement and, on March 28, 1995, the Court deferred further action to allow the parties to reach agreement on a global settlement of the foregoing actions. The parties subsequently filed a global settlement with the Court, to which the Court has given its preliminary approval, entering a Preliminary Settlement Order dated June 19, 1995.

                   Pursuant to the terms of the proposed global settlement, class members will be provided with a number of benefits, including the option to receive cash payments from the title insurance companies named in the Arizona and Wisconsin actions, not to exceed in the aggregate $1,996,613 in Arizona and $2,070,326 in Wisconsin; an increase in the face amount of title insurance policies purchased from the title insurance companies reflecting the impact of inflation since January 1, 1981; and the last $5,000 of future insurance coverage at no cost on any new title insurance policy for property in Arizona or Wisconsin purchased from any of such title insurance companies within the one-year period following final Court approval of the settlement. The settlement also contemplates that the title insurance companies will pay attorneys' fees of the plaintiffs and the costs of administering the settlement.

                   In July 1995, pursuant to an order of the Court, notice of the settlement was given to the class by publication. No member of the plaintiff class commented upon or requested to opt-out of the settlement, and the period for such comment or request closed on September 15, 1995. The plaintiffs filed for their attorneys' fees and costs on or about September 22, 1995. The Court held a hearing on October 10, 1995, at which the fairness of the settlement was considered and members of the plaintiff class were given an opportunity to be heard. No class member appeared at the hearing. On October 30, 1995, the Court issued an order certifying the plaintiff class for all purposes.

                   The parties have affirmed to the Court their support of the settlement agreement; however, disputes exist regarding the valuation of the settlement benefits and various matters pertaining to the plaintiffs' petitions for attorneys' fees and costs. The parties have filed briefs with the Court on the areas of disagreement; additional briefs may be filed.


         ITEM 2.  CHANGES IN SECURITIES.
                  ---------------------

                   On October 6, 1995, the Company called its 6-1/2% Subordinated Exchangeable Debentures due 2014 (the "Debentures") for redemption on November 6, 1995. The Debentures were exchangeable until the close of business on November 3, 1995 into approximately 1,363,845 shares of common stock of American Express Company and cash of about $2.8 million representing the distribution of Lehman Brothers stock by American Express in 1994. On November 6, 1995, the Debentures were redeemed and holders who had not exchanged their Debentures became entitled to receive the principal amount of their Debentures plus accrued interest and a redemption premium of 2.6%.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
                  --------------------------------

                   (a)  Exhibits.
                        --------

         Exhibit
         Number                             Description
         -------                            -----------

         10.1 Amendment to Note Purchase Agreement dated as of June 23, 1995 among the Company, Alleghany
                                        Properties, Inc. ("API") and the
                                        Purchasers listed on Annex 1 to the
                                        Note Purchase Agreement dated as of
                                        January 15, 1995 among the Company,
                                        API and the Purchasers.

         10.2 Agreement and Plan of Merger dated as of August 31, 1995, among Credit Data Reporting Services, Inc., Credit Data of Hudson Valley Inc.,

                                        The Juhl Corporation (collectively,
                                        the "Companies"), Alleghany
                                        Acquisition Corporation, Alleghany
                                        and each of the shareholders of the
                                        Companies (the "Credit Data Merger
                                        Agreement"), filed as Exhibit 2.1
                                        to Alleghany's Registration
                                        Statement on Form S-3 (Registration
                                        No. 62477), is incorporated herein
                                        by reference.

         10.3 List of Contents of Exhibits to the Credit Data Merger Agreement, filed as Exhibit 2.2 to Alleghany's
                                        Registration Statement on Form S-3
                                        (Registration No. 62477), is
                                        incorporated herein by reference.

         27                             Financial Data Schedule.


                   (b)  Reports on Form 8-K.
                        -------------------

                   No reports on Form 8-K were filed during the third quarter of 1995.

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


                                       ALLEGHANY CORPORATION
                                       ---------------------
                                       Registrant


         Date:  November 10, 1995      /s/ David B. Cuming
                                       ---------------------
                                       David B. Cuming
                                       Senior Vice President
                                       (and principal financial officer)

                                   Exhibit Index
                                   -------------


         Exhibit
         Number                             Description
         -------                            -----------

         10.1 Amendment to Note Purchase Agreement dated as of June 23, 1995 among the Company, Alleghany
                                        Properties, Inc. ("API") and the
                                        Purchasers listed on Annex 1 to the
                                        Note Purchase Agreement dated as of
                                        January 15, 1995 among the Company,
                                        API and the Purchasers.

         10.2 Agreement and Plan of Merger dated as of August 31, 1995, among Credit Data Reporting Services, Inc., Credit Data of Hudson Valley Inc., The Juhl Corporation (collectively, the "Companies"), Alleghany
                                        Acquisition Corporation, Alleghany
                                        and each of the shareholders of the
                                        Companies (the "Credit Data Merger
                                        Agreement"), filed as Exhibit 2.1
                                        to Alleghany's Registration
                                        Statement on Form S-3 (Registration
                                        No. 62477), is incorporated herein
                                        by reference.

         10.3 List of Contents of Exhibits to the Credit Data Merger Agreement, filed as Exhibit 2.2 to Alleghany's
                                        Registration Statement on Form S-3
                                        (Registration No. 62477), is
                                        incorporated herein by reference.

         27                             Financial Data Schedule.