Form 10-K
period 1995-12-31
ALLEGHANY CORP /DE
filed 1996-03-22
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K

                                 ANNUAL REPORT

                       PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                                                                Commission
For the fiscal year ended December 31, 1995                 File Number 1-9371
                          -----------------                 ------------------

                              ALLEGHANY CORPORATION
-------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

              Delaware                                         51-0283071
   -------------------------------                       ----------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                       Identification Number)

  375 Park Avenue, New York, New York                             10152
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  212/752-1356
                                                     ------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
   Title of each class                                   on which registered
--------------------------                              ---------------------
Common Stock, $1 par value                              New York Stock Exchange

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

                                    Yes   X                   No
                                        -----                    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 1996, 7,056,993 shares of Common Stock were outstanding, and the aggregate market value (based upon the closing price of these shares on the New York Stock Exchange) of the shares of Common Stock of Alleghany Corporation held by non-affiliates was $1,104,422,202.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference into the indicated part(s) of this Report:

                                                                      Part
Annual Report to Stockholders of Alleghany                            I and II
Corporation for the year 1995

Proxy Statement relating to Annual Meeting                            III
of Stockholders of Alleghany Corporation to be held on April 26, 1996

                              ALLEGHANY CORPORATION
                           Annual Report on Form 10-K
                      for the year ended December 31, 1995


                                Table of Contents

                 Description                              Page
                 -----------                              ----
                               PART I

Item 1.          Business                                   5

Item 2.          Properties                                55

Item 3.          Legal Proceedings                         64

Item 4.          Submission of Matters to a Vote
                 of Security Holders                       68

Supplemental     Executive Officers of Registrant          68
Item


                              PART II

Item 5.          Market for Registrant's Common Equity
                 and Related Stockholder Matters           70

Item 6.          Selected Financial Data                   70

Item 7.          Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                             70

Item 8.          Financial Statements and Supple-
                 mentary Data                              70

Item 9.          Changes in and Disagreements With
                 Accountants on Accounting and
                 Financial Disclosure                      70

                 Description                              Page
                 -----------                              ----
                              PART III

Item 10.         Directors and Executive Officers
                 of Registrant                             71

Item 11.         Executive Compensation                    71

Item 12.         Security Ownership of Certain
                 Beneficial Owners and Management          71

Item 13.         Certain Relationships and Related
                 Transactions                              71


                              PART IV

Item 14.         Exhibits, Financial Statement
                 Schedules and Reports on Form 8-K         72

                 Signatures                                92


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

         Alleghany's principal executive offices are located at 375 Park Avenue, New York, New York 10152 and its telephone number is (212) 752-1356. Alleghany is engaged, through its subsidiaries Chicago Title and Trust Company ("CT&T"), Chicago Title Insurance Company ("CTI"), Security Union Title Insurance Company ("Security Union") and Ticor Title Insurance Company ("Ticor Title") and their subsidiaries, in the sale and underwriting of title insurance and in other real estate-related services businesses, and through CT&T's subsidiary, Alleghany Asset Management, Inc. ("Alleghany Asset Management") and its subsidiaries, in certain other financial services businesses. Alleghany is also engaged, through its subsidiary Underwriters Reinsurance Company ("Underwriters"), in the property and casualty reinsurance and insurance businesses. In addition, Alleghany is engaged, through its subsidiaries World Minerals Inc. ("World Minerals"), Celite Corporation ("Celite"), Harborlite Corporation ("Harborlite") and Europerlite Acquisition Corporation ("Europerlite") and their subsidiaries, in the industrial minerals business. Alleghany conducts a steel fastener importing and distribution business through its Heads and Threads division.

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

         During 1994 and early 1995, with temporary borrowings under Alleghany's revolving credit agreement, the proceeds from the sale of Sacramento Savings and cash on hand, Alleghany and its subsidiaries acquired a substantial number of shares of common stock of Santa Fe Pacific Corporation ("Santa Fe"). On September 22, 1995, Santa Fe and Burlington Northern, Inc. merged under a new holding company named Burlington Northern Santa Fe Corporation ("BNSF"). As a result of the merger, 18.06 million shares of Santa Fe beneficially owned by Alleghany were converted into about 7.43 million shares of common stock of BNSF, or about 5.2 percent of the outstanding. BNSF is engaged primarily in rail transportation. BNSF owns the largest railroad network in North America, providing transportation services to shippers throughout the western two-thirds of the United States as well as to Canada and Mexico.

         On October 7, 1993, Alleghany acquired approximately 93 percent of the capital stock of the holding company which owns all of the capital stock of Underwriters for a cash purchase price of approximately $201 million. Alleghany acquired its 93 percent interest in the holding company from a holding company formerly owned by The Continental Corporation, Goldman, Sachs & Co. and certain affiliated investment partnerships, and members of Underwriters management. Prior to the acquisition by Alleghany, The Continental Corporation acquired the interests of the Goldman, Sachs entities for cash and the interests of the members of Underwriters management for cash and the remaining 7 percent of the capital stock of the holding company which owns Underwriters. In December 1994, Alleghany contributed approximately 6 million shares of Santa Fe common stock, having an aggregate market value of about $100 million, to the holding company which owns Underwriters, which increased Alleghany's equity interest in the holding company to 96.4 percent as of 1994 year-end. Such shares have subsequently been converted into approximately 2.5 million shares of BNSF common stock. As of 1995 year-end, Alleghany's equity interest in the holding company was 96.8 percent of the outstanding.

         In 1995, Alleghany studied a number of potential acquisitions. Alleghany intends to continue to expand its operations through internal growth at its subsidiaries as well as through possible operating-company acquisitions and investments.

         Reference is made to Items 7 and 8 of this Report for further information about the business of Alleghany in 1995. The consolidated financial statements of Alleghany, incorporated by reference in Item 8 of this Report, include the accounts of Alleghany and its subsidiaries for all periods presented.

TITLE INSURANCE, REAL ESTATE-RELATED SERVICES AND FINANCIAL SERVICES BUSINESSES

Title Operations

         CT&T, headquartered in Chicago, is engaged in the sale and underwriting of title insurance and related services (including abstracting, searches, and escrow, closing and disbursement services) through CTI, Security Union, Ticor Title and their title insurance subsidiaries, collectively known as the CT&T Family of Title Insurers. Organized as an Illinois corporation in 1912, CT&T was acquired, along with CTI, by Alleghany in June 1985. CTI, a Missouri corporation incorporated in 1961, succeeded to businesses conducted by predecessor corporations since 1847, and is headquartered in Chicago. Security Union (acquired in 1987) and Ticor Title (acquired in 1991) were incorporated in California in 1962 and 1965, respectively, but both were a part of business organizations that had succeeded to businesses conducted since around the turn of the century. Security Union and Ticor Title are headquartered in Rosemead, California.

         On March 8, 1991, CT&T acquired Ticor Title's immediate parent, Ticor Title Insurance Company of California (which was merged into CTI in September
1992), from Westwood Equities Corporation for a total cash purchase price of $55.6 million and a promissory note in the principal amount of $15 million, subject to adjustment. The principal amount of the promissory note issued by CT&T to Westwood Equities Corporation, which matured on March 31, 1995, was subject to an increase to $20 million or a decrease to zero based on a re-evaluation of the title loss reserves of Ticor Title Insurance Company of California and its subsidiaries as of December 31, 1994. The re-evaluation consisted of a formula-driven projection of ultimate claims payments on policies which existed at the date of acquisition, and was based on actual claims payments through December 31, 1994. Based on the re-evaluation, the principal amount of the promissory note was zero and, accordingly, Alleghany has excluded this note from the determination of the purchase price and from its consolidated financial statements.

         The CT&T Family of Title Insurers is the largest title insurance organization in the world, based upon net written premiums in 1994 (the latest full year for which data is available). Each of the principal title insurance subsidiaries -- CTI, Security Union and Ticor Title -- was assigned a claims-paying ability rating of "A" by Standard & Poor's Corporation (an upgrade on October 17, 1995 from "A-") and an "A" by Duff & Phelps Credit Rating Co., confirming the financial strength of the CT&T Family of Title Insurers. The CT&T Family of Title Insurers has approximately 250 full-service offices and more than 3,500 policy-issuing agents in 49 states, Puerto Rico, the Virgin Islands, Guam and Canada.

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

         In 1995, CT&T's title insurance operations launched a program to redesign its internal operations to better focus on customer needs and to achieve greater operational and cost efficiencies. Title plant and production facilities are being consolidated in certain markets to provide greater product consistency, reduce turnaround times, and reduce expenses. Technology investments are being made to streamline workflow processes and secure competitive advantages through automation. New training programs are being developed to help agents and employees sharpen their problem solving abilities and to heighten their responsiveness to customer needs. Implementation of these initiatives, which is expected in 1996, will result in a better, more cost effective alignment of the internal operations of CT&T's title insurance operations with marketplace demands.

         General Description of Title Insurance

         The CT&T Family of Title Insurers insures a variety of interests in real property. For a one-time premium, purchasers of residential and commercial properties, mortgagees, lessees and others with an interest in real property, purchase insurance policies to insure against loss suffered as a result of encumbrances or other defects in title, as that title is defined in the policy. Prior to the issuance of a policy, a title insurer conducts a title search and examination of the property, a process by which it identifies risks and defines the risks to be assumed by the insurer under the policy.

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

         Marketing

         The CT&T Family of Title Insurers issues title insurance policies directly through its branch office operations as well as through policy-issuing independent agents. The CT&T Family of Title Insurers also issues policies of insurance in situations where the title search and examination process is performed by approved attorneys working as independent contractors.

         The primary sources of title insurance business are the major participants in local real estate markets: attorneys, builders, commercial banks, thrift institutions, mortgage banks and real estate brokers. Other significant sources of business are large commercial developers and real estate brokerage firms operating on a national scale.

         To meet the needs of national commercial customers, the National Business Unit and National Title Services offices serve as one-stop sources of title services for both single-site and multi-site commercial and industrial real estate ventures. Other business components of the national operations organization include the Unisource unit, a one-stop source for national residential lenders and low liability commercial accounts; and SAFETRANS, which provides one-stop title services to employee relocation firms.

         The title insurance business of the CT&T Family of Title Insurers is not dependent on one or a few customers.

         Business Conditions; Seasonality

         The title insurance industry is highly sensitive to the volume of real estate transactions and to interest rate levels. The title industry was adversely affected by the recession and severely depressed real estate markets in 1990 and 1991. However, interest rates began to drop in 1992 and in 1993 reached new thirty-year lows. Driven by first-time buyers enticed into the market by the low interest rates, home sales increased in those years. Low interest rates also resulted in a high volume of refinancing orders. Beginning in February 1994, a series of increases in short-term interest rates significantly reduced the volume of real estate transactions and brought to an abrupt end one of the longest refinancing surges in history. The overall industry-wide decline in revenues and volume of orders from 1993 to 1994 was the steepest downturn the industry experienced since it began keeping those statistics in the early 1960's. While total industry-wide results for 1995 have not been tabulated, it appears that the decline from 1994 to 1995 may have been even steeper. This trend began to reverse its course in the second half of 1995 when lower rates, again, prompted an increase in real estate activity.

         The business of the CT&T Family of Title Insurers is seasonal, as real estate activity is seasonal. The strongest quarters are typically the third and fourth quarters because there are more home sales and commercial and industrial construction during the summer. Revenues generally are recognized by CT&T at the time of the closing of the real estate transaction with respect to which a title insurance policy is issued; accordingly, there is typically a lag of about two months between the time that a title insurance order is placed, at which time work commences, and the time that CT&T recognizes the revenues associated with the order. Additionally, agency revenues are recognized by CT&T when reported by the agent and typically lag two or three months from the time realized by the agent. The fourth quarter is also aided by a higher level of commercial and industrial transactions, typically representing the desire of commercial entities to complete transactions by year-end. The first quarter is typically the weakest quarter.

         Approximately 70 percent of the title revenues of the CT&T Family of Title Insurers in 1995 are estimated to have been generated by residential real estate activity, consisting of resales (50 percent), refinancings (10 percent) and new housing (10 percent). Commercial and industrial real estate activity is estimated to account for the remaining 30 percent of 1995 revenues, attributable to initial sales and resales (24 percent) and refinancings (6 percent).

         Underwriting Operations

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

         The CT&T Family of Title Insurers' operations facilitate rapid communication between field underwriters and the principal office underwriting staff for dealing with difficult, large or unusual underwriting risks. Authority levels for field underwriters are set based on their skills and experience level. The most experienced field underwriters are required to be involved in the decision to insure difficult, large or unusual risks. Risks with very high potential liability require approval from higher levels of the title insurer's management, which may include, dependent upon the particular risk, the Chief Underwriting Counsel, the General Counsel or senior executive officers of the title insurer.

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

         Losses and Loss Adjustment Expenses

         The largest single liability on CT&T's books is its reserve for title insurance claims. Historical experience with respect to payments made under title insurance policies indicates that, for policies issued in a given year, approximately two-thirds of the total projected payments with respect to such policies are made within five years of the issuance of such policies.

         Losses are reported to CT&T directly by its insured parties or indirectly through its agents. When a claim is reported, CT&T establishes a "case" reserve, based upon the best estimate of the total amount necessary to settle the claim and to provide for allocated loss adjustment expenses ("LAE"). These reserves are periodically adjusted by CT&T based on its evaluation of subsequent reports regarding the reported claim.

         In addition to case reserves, CT&T also maintains incurred but not reported ("IBNR") reserves for losses that are incurred but not yet reported. These reserves are particularly significant in long tail lines of insurance, such as title insurance, for which the claim and the circumstances causing the claim are separated by a long period of time. Unlike most other types of insurance, for title insurance, the event giving rise to a possible future claim, the defect in the title, occurred before issuance of the title insurance policy, but may not be discovered, if ever, until a future date.

         CT&T establishes IBNR reserves by using actuarial principles and procedures commonly used in the title insurance industry to estimate the ultimate liability for losses and LAE. The actuarial procedures use historic claims reporting patterns to predict likely future reporting of claims. Projections are analyzed in the context of changing economic conditions, including implicitly recognizing the impact of inflation, business mix, and other contingent variables, and the projections and related reserves are modified when appropriate.

         IBNR reserves are also established for very large or unusual claims which might fall outside the normal distribution of expected claims experience. Reserves for these claims are based on an analysis of the experience of both CT&T and the industry, generally.

         CT&T's reserves are reviewed monthly by management, and tested semi-annually for adequacy by an independent actuary. CT&T does not discount its reserves for reported or unreported claims for anticipated investment income. Provisions to reserves are derived directly from premium revenues, based upon anticipated loss ratios. There are inherent uncertainties in estimating reserves primarily due to the long-term nature of most title insurance business. Actual losses and LAE may deviate, perhaps substantially, from reserves on CT&T's financial statements, which could have a material adverse effect on CT&T's financial condition and results of operations. Based on current information, CT&T believes reserves for losses and LAE at December 31, 1995 are adequate.

Real Estate-Related Services

         In recent years, mortgage lenders have made significant investments in technology to reduce costs and shorten the time necessary to originate a mortgage loan. Increasingly, they are seeking cost efficiencies by requiring vendors to provide a bundle of services and to deliver them in an electronic format which is compatible with their automated systems. Such services include not only the traditional title insurance and escrow services provided by the CT&T Family of Title Insurers, but new services such as flood certifications, credit information and appraisals.

         Two acquisitions were completed in 1995 that expanded CT&T's real estate-related services business and improved its ability to service mortgage lenders. In May 1995, CT&T acquired National Flood Information Services, Inc., a Delaware corporation based in Arlington, Texas ("NFIS"), which has provided flood certification services since 1987. In August 1995, Alleghany acquired Credit Data Reporting Services, Inc., a New York corporation ("CDRS"), in an exchange of stock, and subsequently contributed the stock of CDRS to CT&T. CDRS is headquartered in Kingston, New York and has been in the credit reporting business since 1941.

         Federal law requires that lenders check flood maps maintained by the Federal Emergency Management Agency to determine whether a parcel of real property pledged to secure a loan is in a flood hazard zone. Property found to be in a flood hazard zone is required to be covered by flood insurance before it can be used to secure a loan. NFIS has the ability to check the flood zone status of any property located in the United States. NFIS is neither an issuer nor an underwriter of flood insurance policies.

          In 1995, Congress instituted a new requirement that lenders monitor the flood zone status of a mortgaged property for the life of the loan. The previous requirement was to check the flood zone status only at the time of loan origination. The new law created a significant increase in demand for the services of flood zone determination companies. To efficiently handle the increased demand, NFIS recently developed a proprietary system which can determine the flood zone status of many properties on an automated basis.

         Mortgage credit reporting is a specialized task in that the secondary market requires the obtaining and merging of credit information from at least two of the three nationally recognized repositories of such information. CDRS has developed a state-of-the art proprietary system which can receive an order; obtain, edit and merge credit information from each of the three national repositories; and report back to the lending institution in a matter of seconds without human intervention. CDRS can also perform the investigative work required to verify items appearing on a borrower's mortgage loan application (e.g., employment, financial assets and disputed credit items).

         In addition to these two new businesses, CT&T's National Mortgage Services ("NMS") unit maintains a network of 750 state-licensed contract appraisers covering all 50 states. Through this network, NMS offers a full array of property appraisal products for first and second mortgage residential loans. Property appraisals for commercial properties are also available on a limited basis.

         To meet the demands of the marketplace for new real estate-related services, in 1995 CT&T formed a separate business unit, which includes NFIS, CDRS and NMS. This business unit has responsibility for coordinating the production and delivery of flood certifications, credit information and appraisals on a nationwide basis.

Financial Services

         CT&T's Financial Services Group was restructured during 1995 under a new CT&T subsidiary, Alleghany Asset Management, a Delaware corporation. The financial services businesses conducted directly by CT&T were transferred to a recently acquired Illinois trust company renamed The Chicago Trust Company ("Chicago Trust"), which became a subsidiary of Alleghany Asset Management. Also transferred to Alleghany Asset Management were Montag & Caldwell, Inc. ("Montag & Caldwell"), an Atlanta-based investment counseling firm acquired in July 1994 in an exchange of stock and subsequently contributed by Alleghany to CT&T, and The Chicago Deferred Exchange Corporation, an Illinois corporation, which facilitates certain tax-deferred property exchanges.

         The following are the significant lines of business within the Financial Services Group:

                  Institutional Investment Management--manages equity, fixed income, and balanced accounts primarily for employee benefit plans, foundations, endowments, corporations, insurance companies and Taft-Hartley plans.

                  Retirement Trust Resources--administers 401(k) plans, profit sharing plans, matching savings plan and money purchase pensions, and provides consulting services, for mid-sized companies primarily in the Midwest and South.

                  Personal Trust and Investment Services--provides investment management and trust and estate planning services primarily for accounts in the $250,000 to $50 million range.

                  Real Estate Trust Services--offers land trusts, which permit real estate to be conveyed to a trustee while reserving to the beneficiaries the full management and control of the property, and facilitates tax-deferred exchanges of income-producing real property.

                  CT&T Funds--a mutual fund family which offers the following eight no-load, open-end mutual funds:

                           --Chicago Trust Growth and Income Fund
                           --Montag & Caldwell Growth Fund
                           --Chicago Trust Talon Fund
                           --Montag & Caldwell Balanced Fund
                           --Chicago Trust Bond Fund
                           --Chicago Trust Municipal Bond Fund
                           --Chicago Trust Money Market Fund
                           --Chicago Trust Asset Allocation Fund

         While available to the general public, fund marketing is focused on specific niches, including rollover funds from existing clients in the Financial Services Group's 401(k) and pension fund programs, third party distribution channels, and new 401(k) clients.

         As of December 31, 1995, Alleghany Asset Management, through its subsidiaries, managed assets totalling about $10.3 billion.

Investment Operations

         Investments held by CT&T or any of its subsidiaries must comply with the insurance laws of the state of incorporation of the company holding the investment; relevant states are Illinois, Missouri, California, New York, and Oregon, as applicable. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stocks and real estate mortgages.

         CT&T's current investment strategy is to maximize after-tax investment income through a high-quality diversified investment portfolio, consisting primarily of taxable and tax-exempt fixed maturity securities, while maintaining an adequate level of liquidity.

         The following table reflects investment results for CT&T for the years ended December 31, 1993, 1994 and 1995 (dollars in thousands):

                                                     Investment Results

                                                                                      Net
                                                       Pre-Tax      After-Tax       Pre-Tax                       After
                                      Average        Investment     Investment      Realized      Effective        Tax
            Period                Investments (1)    Income (2)     Income (3)       Gains        Yield (4)     Yield (5)
                                                                                    (Losses)
-------------------------------------------------------------------------------------------------------------------------
Year Ended
    December 31, 1993                $939,842         $53,630        $37,160         $3,138         5.7%          4.0%

Year Ended
    December 31, 1994                $896,509         $51,385        $36,502        ($5,447)        5.7%          4.1%

Year Ended
    December 31, 1995                $836,462         $58,385        $41,342         $3,702         7.0%          4.9%


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

          The following table summarizes the investments of CT&T, excluding cash, as of December 31, 1995, with all investments carried at market value (dollars in thousands):

                                                   Investments

                                                  Amortized Cost
                                                     or Cost                       Market Value
                                             ------------------------        ------------------------
                                              Amount       Percentage         Amount       Percentage
Short-term investments...............        $ 88,100        10.88%          $ 88,100        10.58%

Corporate bonds......................         105,423        13.02%           109,092        13.11%

United States government and                  201,190        24.87%           208,484        25.05%
       government agency bonds.......

Mortgage- and asset-backed                    154,064        19.03%           157,324        18.90%
      securities.....................

Municipal bonds......................         215,318        26.60%           218,606        26.26%

Foreign bonds........................             384          .04%               373          .04%

Redeemable preferred stock...........           6,363          .79%             6,609          .80%

Other preferred stock................           5,754          .71%             5,623          .68%

Equity securities....................          32,832         4.06%            38,130         4.58%

      Total..........................        $809,428       100.00%          $832,341       100.00%
                                             ========       ======           ========       ======

         The following table indicates the composition of the long-term fixed maturity portfolio, including preferred stock, as of December 31, 1995 by the rating system of the National Association of Insurance Commissioners ("NAIC") (dollars in thousands):

             Long-Term Fixed Maturity Portfolio by NAIC Rating



                                          Market Value         Percentage
                                          ------------         ----------
NAIC 1...............................       $643,221              91.09%

NAIC 2...............................         45,985               6.51%

NAIC 3...............................          4,588                .65%

NAIC 6...............................             86                .01%

NAIC L & P3 (Preferred stock-
      redeemable)....................          6,609                .94%

NAIC A, L & P3 (Preferred
      stock-other)...................          5,622                .80%
                                            --------             -------
      Total..........................       $706,111             100.00%
                                            ========             =======

         The following table indicates the composition of the long-term fixed maturity portfolio, including preferred stock, by years until maturity as of December 31, 1995 (dollars in thousands):

        Long-Term Fixed Maturity Portfolio by Years Until Maturity



                                          Market Value         Percentage
                                          ------------         ----------
One year or less*....................       $146,945              20.8%

Over one through five years..........        284,690              40.3%

Over five through ten years..........         68,631               9.7%

Over ten years.......................         48,521               6.9%

Mortgage- and asset-backed...........        157,324              22.3%

      Total..........................       $706,111             100.0%
                                            ========             ======


* Included in this category are $5,623 of preferred stock-other and $6,609 of preferred stock-redeemable.


         The principal tangible asset of CT&T and its subsidiaries is the investment portfolio. The entire investment portfolio is classified as available for sale. CT&T has a conservative investment philosophy with respect to both asset quality and maturity distribution. CT&T maintains a short-term investment portfolio ranging from approximately $100 million to $150 million, consisting of top rated commercial paper (A-1/ P-1), highest rated bank certificates of deposit, and institutional money market funds. The average maturity period of securities in the short-term portfolio is approximately 30 days. CT&T's long-term portfolio consists of top rated tax-exempt bonds, United States Treasury securities, corporate bonds of United States issuers, mortgage backed securities, and a limited amount of publicly traded common stocks. Average quality of the long-term portfolio is maintained at a Moody's rating of Aa3 or higher, with over 97 percent of all securities rated investment grade by Moody's and less than 1 percent in derivative instruments as of 1995 year-end. The duration of securities in the long-term portfolio is approximately 3.1 years, and is managed within a range of 2.3 to 4.0 years. This relatively short average portfolio maturity is maintained so that investment income responds to changes in the level of interest rates, offsetting to some degree the cyclicality of title insurance operations.

         CT&T does not specifically match particular assets to related liabilities, but instead holds the investment portfolio to a shorter maturity than liabilities. However, asset allocation and bond portfolio maturity are modified periodically based on the market outlook, interest rates and/or title insurance operating conditions.

Competition

         The title insurance industry is competitive throughout the United States, with large firms such as CT&T's title insurers competing on a national basis, while smaller firms have significant market shares on a regional basis. During 1995, CTI, Security Union, Ticor Title, First American Title Insurance Company, Commonwealth Land Title Insurance Company, Stewart Title Insurance Co., Fidelity National Title Insurance Co., Lawyers Title Insurance Corporation and Old Republic Title Insurance Group, Inc. together accounted for approximately 85 percent of the revenues generated by title insurance companies. The CT&T Family of Title Insurers also competes with abstractors, attorneys issuing opinions and, in some areas, state land registration systems. Competition in the title insurance industry is primarily on the basis of service. In addition, the financial strength of the insurer has become an increasingly important factor in title insurance purchase decisions, particularly in multi-site transactions and investment decisions regarding real estate-related investment vehicles such as real estate investment trusts and real estate mortgage investment conduits.

         Each of the businesses within CT&T's real estate-related services business unit faces significant competition from other real estate service providers. Mortgage lenders may choose to produce these services internally rather than purchase them from outside vendors. Competition is generally on the basis of service, technological capabilities and price.

         Alleghany Asset Management and its subsidiaries compete with national, regional and local providers of financial services. Such competition is chiefly on the basis of service and investment performance.

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

         As insurance holding companies, Alleghany and CT&T are also subject to the insurance regulations of Missouri, California, Oregon and New York. The acquisition of CTI, Security Union and Ticor Title and their respective title insurance subsidiaries by Alleghany and/or CT&T was subject to prior approval from the insurance regulatory authorities in the states in which such title insurance companies are incorporated. Alleghany, CT&T and their other subsidiaries, however, are generally not subject to restrictions on their business activities due to their affiliation with CT&T's title insurance subsidiaries.

         While CDRS and NFIS are not subject to direct regulatory supervision, federal and state laws governing real estate settlement practices, credit reporting and flood zone determinations significantly impact their businesses. NMS is a unit within CTI and is therefore subject to supervision by insurance industry regulators.

         Acting as fiduciaries, CT&T and Chicago Trust are primarily regulated by the State of Illinois Commissioner of Banks and Trust Companies. Regulation covers such matters as the fiduciary's management capabilities, the investment of funds held for its own account, the soundness of its policies and procedures, the quality of the services it renders to the public and the effect of its trust activities on its financial soundness. Montag & Caldwell is a registered investment advisor and is therefore subject to regulation by the Securities and Exchange Commission, the state of Georgia, its domiciliary jurisdiction, and all other states in which it is licensed to act in the capacity of investment advisor.

Employees

         At December 31, 1995, CT&T and its subsidiaries had approximately 7,553 employees.

PROPERTY AND CASUALTY REINSURANCE AND INSURANCE BUSINESSES

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

         In October 1993, Alleghany acquired approximately 93 percent of the holding company which owns Underwriters, and thereafter contributed about $51 million in 1993 and $100 million in 1994 to the capital of Underwriters. The capital contribution in 1994 was in the form of about 6 million shares of Santa Fe common stock, which was subsequently converted into approximately 2.5 million shares of BNSF common stock. As of December 31, 1995, Underwriters' statutory surplus was $458 million. Underwriters' management currently owns about 3.2 percent of the capital stock of the holding company which owns Underwriters.

         In 1995, Underwriters was upgraded from "A (Excellent)" to "A+ (Superior)" by A.M. Best Company, Inc., an independent insurance industry rating organization ("Best's"). Best's publications indicate that the higher rating is assigned to companies which Best's believes have achieved superior overall performance and have a very strong ability to meet their obligations over a long period of time. According to Best's, the rating reflects Underwriters' strong operating earnings, solid internal capital generation and forward market momentum.

         Additionally, during 1995 Underwriters received an initial claims-paying ability rating of "AA- (Excellent)" from Standard & Poor's. Standard & Poor's publications indicate that this rating is assigned to companies with strong capacity to meet policyholders obligations under a variety of economic and underwriting conditions.

         Alleghany's acquisition of Underwriters was accounted for as a purchase, and therefore, the accounts of Underwriters and its results of operations included in Alleghany's financial statements reflect purchase accounting adjustments and are not comparable to Underwriters' prior reported results.

         To capitalize on advantageous market conditions for certain primary insurance business lines and on Underwriters' expertise in specialized coverages, Underwriters established Commercial Underwriters Insurance Company ("CUIC") at the end of 1992. CUIC is a California property and casualty insurance company that focuses on specialized primary commercial insurance, individual commercial excess liability insurance and specialized personal lines liability insurance, including excess private passenger liability and comprehensive personal liability insurance. CUIC conducts its business in California on an admitted basis and in 31 other states, Guam and the District of Columbia on an approved, non-admitted basis. In 1995, CUIC generated $52 million in gross written premiums. Underwriters or CUIC retained $27 million of such amount, constituting 9 percent of Underwriters' consolidated net written premiums in 1995.

         To further expand its ability to market specialized primary insurance lines, in 1994, Underwriters acquired an inactive Nebraska insurance company, which was subsequently renamed Underwriters Insurance Company ("UIC"). In connection with the acquisition, Underwriters was indemnified for all losses that occurred prior to the acquisition date. A capital contribution of $100 million was made to UIC, consisting principally of about 5 million shares of Santa Fe common stock, which was subsequently converted to approximately 2.1 million shares of BNSF common stock. UIC's statutory surplus was $112.1 million at 1994 year-end.

         UIC has licenses to write primary property and casualty insurance in 33 states and the District of Columbia and will initially focus on primary and umbrella liability policies for medium- to large-sized businesses.

         CUIC and UIC are also rated "A+ (Superior)" by Best's.

         To capitalize on the considerable expertise of certain individuals in handling specialized classes of primary business, The Underwriting Center, Inc. ("The Underwriting Center") was established in 1995 as a wholly owned subsidiary of the holding company which owns Underwriters. The focus of The Underwriting Center includes specialized products liability insurance, general liability insurance for certain insureds with significant self-insured retentions, and specialized environmental liability insurance. A subsidiary of The Underwriting Center acts as an agent and underwrites business on behalf of CUIC and, to a lesser extent, non-affiliated insurers. Such subsidiary also expects to underwrite business on behalf of UIC in the future. During 1995, approximately $19.0 million of gross written premium was underwritten by The Underwriting Center. The Underwriting Center has offices in Baltimore, Maryland; Kennesaw and Roswell, Georgia; and New York, New York.

         To provide international underwriting opportunities to Underwriters, URC International, Inc., was established at the end of 1995 as a wholly owned subsidiary of the holding company which owns Underwriters.

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

         In general, property insurance protects the insured against financial loss arising out of loss of property or its use, caused by an insured peril. Casualty insurance protects the insured against financial loss arising out of its obligation to others for loss or damage to persons or property. While both property and casualty reinsurance involve a high degree of volatility, property losses are generally reported within a relatively short time period after the event; in contrast, there tends to be a greater lag in the reporting and payment of casualty claims. Consequently, the losses associated with property risks are generally known in a shorter time than losses associated with casualty risks.

         Underwriters provides reinsurance on both a treaty and facultative basis. Treaty reinsurance is based on a standing arrangement (a "treaty"), usually for a year, between a cedent and reinsurer for the cession and assumption of risks defined in the treaty. Under most treaties, the cedent is obligated to offer and the reinsurer is obligated to accept a specified portion of all such risks originally underwritten by the cedent. Risks are assumed under treaties without having been individually reviewed. Facultative reinsurance is the reinsurance of individual risks. Rather than agreeing to reinsure all or a portion of a class of risk, the reinsurer separately rates and underwrites each individual risk and is free to accept or reject each risk offered by the reinsured. Facultative reinsurance is normally purchased by insurance companies for risks not covered or covered only in part by their reinsurance treaties, and for unusual risks.

         Underwriters writes treaty and facultative reinsurance in both of the major forms, pro rata and excess of loss. The pro rata form is an agreement in which the ceding company and reinsurer share the premiums as well as the losses and expenses of a single risk, or an entire group of risks, based upon an established percentage. Under excess of loss reinsurance, the reinsurer agrees to reimburse the ceding company for all losses in excess of a predetermined amount (commonly referred to as the cedent's "retention"), generally up to a predetermined limit. Excess of loss reinsurance is often written in layers or levels, with one reinsurer taking the risk from the cedent's retention level up to an established level, above which the risk is assumed by another reinsurer or reverts to the cedent. Excess of loss reinsurance allows the reinsurer to control better the relationship of the premium charged to the exposures assumed. The reinsurer assuming the risk immediately above the cedent's retention level is said to write "working layer" or "low layer" excess of loss reinsurance. A loss that reaches just beyond the cedent's retention level would create a loss for the lower level reinsurers but not for the reinsurers on higher layers.

Marketing

         Underwriters primarily reinsures commercial general, auto and umbrella liability, professional liability, directors and officers' liability, workers' compensation, homeowners, marine and aviation and property clash* and catastrophe risks. Premiums associated with such risks comprised approximately 93 percent of Underwriters gross


--------
         *An excess of loss reinsurance policy covering losses arising from a single set of circumstances covered by more than one primary insurance policy.

written premiums for the year ended December 31, 1995. Underwriters concentrates on coverages requiring specialized underwriting expertise and a high degree of actuarial analysis.

         An important element of Underwriters' marketing strategy is to respond quickly to market opportunities (such as increased demand or more favorable pricing) by adjusting the mix of the different lines of property and casualty business it writes. Underwriters writes certain unusual professional, environmental, directors and officers' liability and catastrophe coverages, again in the belief that these coverages offer greater potential for favorable results than more general coverages, based on current premium rates. Underwriters' business is not seasonal.

         Underwriters writes 91 percent of its treaty business and 63 percent of its facultative business through reinsurance brokers. The remaining treaty business is principally reinsurance by Underwriters of a significant portion of the primary insurance written by The Underwriting Center. The remainder of its facultative business is written directly with ceding companies. By working primarily through brokers and The Underwriting Center, Underwriters does not need to maintain a large sales organization which, during periods of reduced premium volume, could comprise a significant and nonproductive part of overhead. In addition, Underwriters believes that submissions from the broker market, including certain targeted specialty coverages, are more numerous and diverse than would be available through a salaried sales organization, and Underwriters is able to exercise greater selectivity than would usually be possible in dealing directly with ceding companies.

         Reinsurance brokers regularly approach Underwriters for quotations on reinsurance being placed on behalf of the ceding companies. In 1995, Underwriters paid brokers $10.8 million in commissions, which represents 3 percent of its gross written premiums of $385 million. Underwriters' five leading brokers, Holborn Agency, E.W. Blanch Company, Guy Carpenter & Co., AM-RE Brokers, Inc. and AON Reinsurance Agency, Inc., accounted for 35 percent of Underwriters' gross written premiums in 1995. None of the brokers accounted for 10 percent or more of such premiums. The brokers that account for relatively large percentages of gross written premiums tend to vary from year to year. While Underwriters has generally been successful in replacing brokers, there can be no assurance that it will continue to do so in the future. Underwriters does not believe that the loss of any one broker would have a material effect on Underwriters' financial condition or results of operation.

         A significant percentage of Underwriters' gross written premiums are generally obtained from a relatively small number of ceding companies. In 1995, approximately 46 percent of gross written premiums were obtained from Underwriters' ten largest ceding companies. None of the ceding companies accounted for 10 percent or more of such premiums. The ceding companies that account for relatively large percentages of gross written premiums tend to vary from year to year. While Underwriters has generally been successful in replacing accounts that have not been renewed, there can be no assurance that it will continue to do so in the future. Underwriters does not believe that the loss of any one ceding company account would have a material effect on Underwriters' financial condition or results of operations.

Underwriting Operations

         Underwriters maintains a disciplined underwriting strategy with a focus on generating profitable business rather than on increasing market share. Underwriters has maintained a defensive underwriting posture by withdrawing from lines of business that it considers to offer inadequate contract terms. Underwriters' underwriting discipline is enhanced by its focus on low level attachment points (i.e., dollar-levels at which risk is assumed). Such layers are characterized by greater loss frequency, lower loss severity and quicker loss settlement than layers with higher attachment points. Underwriters believes that these factors result in greater predictability of losses, which improves Underwriters' ability to analyze its exposures and price them appropriately.

         Underwriters seeks to serve as lead or co-lead reinsurer on its treaties. As lead or co-lead reinsurer, Underwriters believes that it is able to more effectively influence the pricing and terms of the treaties and achieve better underwriting results. During 1995, Underwriters was a lead or co-lead reinsurer on a majority of its treaty business.

         Treaty operations generated approximately $228.6 million or 78 percent of Underwriters' consolidated net written premiums in 1995. Casualty lines treaties represented approximately 66 percent of total treaty net written premiums with the remainder represented by property lines treaties. Approximately 86 percent of total treaty net written premiums represented treaty reinsurance written on an excess of loss basis and the balance represented treaty reinsurance written on a pro rata basis. In 1995, treaty net written premiums increased 61 percent, or $87 million, from 1994. Underwriters believes that the increase in such premiums is at least partly attributable to its increased statutory surplus level and upgraded Best's rating, which enabled it to attract more desirable reinsurance opportunities.

         Underwriters' treaty department generally wrote up to $1.0 million per risk in 1995 on a net basis. In the case of certain clash coverage, Underwriters has written up to $2.5 million on a net basis and in limited circumstances has accepted more. The largest net risk assumed in 1995 was $14.0 million.

         Facultative operations generated approximately $36.3 million or 12 percent of Underwriters' consolidated net written premiums in 1995. Casualty risks represented 89 percent of total facultative net written premiums with property risks comprising the remainder. Over 90 percent of total facultative net written premiums represented facultative reinsurance written on an excess of loss basis and the balance represented facultative reinsurance written on a pro rata basis. Facultative net written premiums decreased 19 percent, or $8.3 million, from 1994 due to the continuing soft market for casualty facultative reinsurance and Underwriters' decision to decline unprofitable business.

         In 1995, Underwriters offered gross casualty facultative underwriting capacity of $2.5 million, with a net retention of $1.75 million. Underwriters has a $2.0 million gross property facultative underwriting capacity with a net retention of $0.7 million.

Retrocessional Arrangements

         A reinsurer often reinsures some of its risk with other reinsurers ("retrocessionaires") pursuant to retrocessional agreements, and pays such retrocessionaires a portion of the premiums it receives. Reinsurance companies enter into retrocessional agreements for the same reasons that primary insurers purchase reinsurance.

         Underwriters has retrocessional agreements with a number of domestic and international reinsurance companies. In the event that a retrocessionaire is unable to meet its obligations assumed under a retrocessional agreement, Underwriters remains liable to its ceding companies for the portion reinsured. Consequently, one of the most important factors in Underwriters' selection of retrocessionaires is financial strength.

         Underwriters carefully evaluates potential retrocessionaires and, once engaged, monitors the financial condition of such retrocessionaires and takes appropriate actions to eliminate or minimize bad debt exposure. As a general rule, Underwriters requires that unpaid losses and loss adjustment expenses for non-admitted reinsurers that are not regulated by domestic insurance regulatory authorities be collateralized by letters of credit, funds withheld or pledged trust agreements. Additionally, commutations may be taken to reduce or eliminate exposure when necessary. Underwriters did not experience any significant difficulty with retrocessionaires fulfilling their obligations in 1995, 1994 and 1993. As of December 31, 1995, Underwriters had an allowance for estimated unrecoverable reinsurance of $2.1 million.

         Underwriters currently has reinsurance contracts in force which cede to retrocessionaires risks in excess of Underwriters' net risk retention, ceding up to $0.75 million per casualty facultative risk and up to $1.3 million per property facultative risk. Underwriters also has an aggregate reinsurance contract to cover losses up to $50 million, incurred during the period July 1, 1995 through June 30, 1996 in excess of a 72 percent loss and loss adjustment expense ratio. The contract covers essentially all lines of business written by Underwriters; however, property catastrophe losses are subject to a sublimit of $40 million. Also, Underwriters from time to time purchases retrocessional reinsurance in varying amounts for specific assumed treaties.

         Underwriters has two reinsurance contracts with a subsidiary of Continental Insurance Group (the "Continental reinsurance contracts") that provide coverage for pre-1987 business up to an aggregate limit of $200 million. Underwriters began receiving quarterly payments under these contracts in 1994 reducing the reinsurance receivable from $200 million to $149.1 million at year-end 1995. Such receivable is secured by a combination of letters of credit and a trust fund dedicated solely to payments under the Continental reinsurance contracts.

         As of December 31, 1995, Underwriters had reported reinsurance receivables of $399.8 million through retrocessional agreements, including $149.1 million of reinsurance receivables under the Continental reinsurance contracts. In addition, $106.4 million is due from another reinsurer, which amount is fully secured with a combination of letters of credit and funds withheld.

Outstanding Losses and Loss Adjustment Expenses

         In many cases, significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the reinsurer, the insurer's payment of that loss and subsequent payments by the reinsurer. To recognize liabilities for unpaid losses, insurers and reinsurers establish "reserves," which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred, including events which have not been reported to the insurer.

         When a claim is reported by the ceding company, Underwriters establishes a "case" reserve for the estimated amount of Underwriters' ultimate payment. Such reserves are based upon the amounts recommended by the ceding company and are supplemented by additional amounts as deemed necessary by Underwriters, after an evaluation of numerous factors including coverage, liability, severity of injury or damage, jurisdiction and ability of the ceding company to evaluate and handle the claim properly. In many cases Underwriters establishes case reserves even when the ceding company believes the reinsurer has no liability. In no instance is the case reserve established by Underwriters less than that suggested by the ceding company. These reserves are periodically adjusted by Underwriters based on its evaluation of subsequent reports from and audits of the ceding company.

         Incurred but not reported ("IBNR") reserves are established on an aggregate basis to provide for losses incurred but not yet reported to the reinsurer and to supplement the overall adequacy of reported case reserves and estimated expenses of settling such claims, including legal and other fees and general expenses of administering the claims adjustment process. Underwriters establishes IBNR reserves by using accepted loss reserving standards and principles to estimate the ultimate liability for losses and loss adjustment expenses ("LAE"). The process implicitly recognizes the impact of inflation and other factors that affect claims reporting by taking into account changes in historic loss reporting patterns and perceived probable trends.

         Underwriters performs reviews of aggregate loss reserves at least twice each year. Between the semi-annual reviews, Underwriters updates its loss reserves by applying the loss ratios determined in the previous review to earned premiums to date, less incurred losses reported. Underwriters does not discount its reserves for reported or unreported claims for anticipated investment income. There are inherent uncertainties in estimating reserves primarily due to the long-term nature of most reinsurance business, the diversity of development patterns among different lines of business and types of reinsurance, and the necessary reliance on the ceding company for information regarding claims. Actual losses and LAE may deviate, perhaps substantially, from reserves on Underwriters' financial statements, which could have a material adverse effect on Underwriters' financial condition and results of operations. Based on current information, Underwriters believes reserves for losses and LAE at December 31, 1995 are adequate.

         Underwriters' reserve for losses and LAE include amounts for various liability coverages related to asbestos and environmental impairment claims that arose from general liability and certain commercial multiple-peril coverages. Restrictive asbestos and environmental impairment exclusions were introduced in late 1986 on both primary and reinsurance contracts, significantly reducing these exposures for accidents occurring after 1986. Reserves for asbestos and environmental impairment claims cannot be estimated with traditional loss reserving techniques because of uncertainties that are greater than those associated with other types of claims. Factors contributing to those uncertainties include a lack of historical data, the significant period of time that has elapsed between the occurrence of the loss and the reporting of that loss to the ceding company and the reinsurer, uncertainty as to the number and identity of insureds with potential exposure to such risks, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability. Such uncertainties are not likely to be resolved in the near future.

         As with all reinsurance claims, Underwriters establishes case reserves for both asbestos and environmental excess of loss reinsurance claims by applying reinsurance contract terms to losses reported by ceding companies, analyzing from the first dollar of loss incurred by the primary insurer. Additionally, ceding companies often report potential losses on a precautionary basis (a "precautionary notice") to protect their rights under reinsurance contracts, which generally call for prompt notice to the reinsurer. Ceding companies, at the time they report such potential losses, advise Underwriters of the ceding companies' current estimate of the extent of such loss. Underwriters reviews each of these precautionary notices and, based upon current information, assesses the likelihood of loss to Underwriters. Such assessment is one of the factors used in determining the adequacy of IBNR reserves.

         For asbestos claims, emphasis is placed on a review of precautionary notices with a named insured previously linked to large asbestos exposure (a "target defendant"). If the named insured is a "target defendant," Underwriters considers there is a probability of loss even if the named ceding company has not reported reserves. IBNR reserves are recorded based on this review, as well as the additional subjective consideration of the aggregate reported losses (approximately $4.0 million per year) and paid losses (approximately $2.2 million per year) for the last three years. The per year figures are net of reinsurance, including the Continental reinsurance contracts.

         For environmental claims, Underwriters establishes case reserves and reviews precautionary notices as described above. Ultimate environmental claims exposure is especially uncertain because of the problematic apportionment of clean-up costs, the uncertain enforceability of contract exclusions and the lack of specific "target defendants." IBNR reserves are recorded based on Underwriters' assessment of precautionary notices and a review of aggregate reported losses (approximately $4.6 million per year) and paid losses (approximately $0.5 million per year) for the last three years. The per year figures are net of reinsurance, including the Continental reinsurance contracts.

         During the three years ended December 31, 1995, the average net loss payment per claim (open and settled) for asbestos and environmental exposures, excluding cessions to the Continental reinsurance contracts, was $25,000 and $18,000, respectively, and the highest paid loss was $1.9 million for an asbestos claim and $0.6 million for an environmental claim, in each case net of ceded reinsurance (excluding cessions to the Continental reinsurance contracts). Most claims paid to date have been paid under contracts with varying levels of retention by the ceding company or insurer. Although the range of losses paid by Underwriters has been wide, most losses paid involve lower dollar amounts.

         As of December 31, 1995, Underwriters' case and IBNR reserves (net of reinsurance, including cessions to the Continental reinsurance contracts) totalled about $14.5 million for asbestos-related liabilities, which includes reserves for approximately 833 open claims where cedents have advised Underwriters that they currently expect to recover from Underwriters. As of December 31, 1995, Underwriters' case and IBNR reserves (net of reinsurance, including cessions to the Continental reinsurance contracts) totalled about $19.6 million for environmental impairment claims, which includes reserves for approximately 613 open claims where cedents have advised Underwriters that they currently expect to recover from Underwriters. Additionally, ceding companies have submitted about 1,059 precautionary notices for asbestos-related claims and 7,612 precautionary notices for environmental impairment claims to Underwriters; however, based on information provided by the ceding companies and Underwriters' assessment of such claims, Underwriters does not expect such underlying losses to grow large enough to reach Underwriters' layer of reinsurance coverage.

         The reconciliation of the beginning and ending reserves for unpaid losses and LAE related to asbestos and environmental impairment claims for the last three years (net of cessions to the Continental reinsurance contracts, but excluding an additional $35.8 million provision for such claims, discussed in the text following the tables), is shown below (in thousands):

                  Reconciliation of Asbestos-Related Claims Reserve for Losses and LAE


                                                                    1995           1994            1993
                                                                    ----           ----            ----
Reserve, net of reinsurance recoverables,
       as of January 1....................................        $ 10,136       $ 10,000        $  9,000
Incurred loss, net of reinsurance.........................           4,358          3,505           4,173
Paid loss, net of reinsurance.............................               0         (3,369)         (3,173)
                                                                  --------       --------        --------
Reserve, net of reinsurance recoverables, as
       of December 31.....................................          14,494         10,136          10,000
Reinsurance recoverables, as of December 31...............          23,858         32,487          21,560
                                                                  --------       --------        --------
Reserve, gross of reinsurance recoverables,
       as of December 31..................................        $ 38,352       $ 42,623        $ 31,560
                                                                  ========       ========        ========

Type of Reserve, net of reinsurance recoverables:
     Case.................................................        $  4,494       $    136        $      0
     IBNR.................................................          10,000         10,000          10,000
                                                                  --------       --------        --------
Total.....................................................        $ 14,494       $ 10,136        $ 10,000
                                                                  ========       ========        ========

                  Reconciliation of Environmental Impairment Claims Reserve for Losses and LAE



                                                                    1995           1994            1993
                                                                    ----           ----            ----
Reserve, net of reinsurance recoverables,
       as of January 1....................................        $ 16,198       $ 12,879        $  7,256
Incurred loss, net of reinsurance.........................           3,402          3,074           7,230
Paid loss, net of reinsurance.............................               0            245          (1,607)
                                                                  --------       --------        --------
Reserve, net of reinsurance recoverables, as
       of December 31.....................................          19,600         16,198          12,879
Reinsurance recoverables, as of December 31...............          12,896         17,994          14,803
                                                                  --------       --------        --------
Reserve, gross of reinsurance recoverables,
       as of December 31..................................        $ 32,496       $ 34,192        $ 27,682
                                                                  ========       ========        ========

Type of Reserve, net of reinsurance recoverables:
     Case.................................................        $  9,600        $ 6,198        $  2,879
     IBNR.................................................          10,000         10,000          10,000
                                                                  --------       --------        --------
Total.....................................................        $ 19,600       $ 16,198        $ 12,879
                                                                  ========       ========        ========

         Increases to asbestos-related and environmental impairment claims reserves, if any, would be covered to varying degrees, if at all, by Underwriters' existing reinsurance contracts with its retrocessionaires.

         In addition to the case and IBNR reserves for asbestos-related and environmental impairment claims reported in the tables above, Underwriters carried an additional reserve for such exposures in their financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). The amount of such reserve was $32.4 million as of December 31, 1995, compared with $35.8 million as of December 31, 1994. Taking into consideration these additional reserves, Underwriters believes that its total asbestos-related and environmental impairment reserves are a reasonable provision for such claims.

         The table below shows changes in historical net loss and LAE reserves for Underwriters for each year since 1985. Reported reserve development is derived primarily from information included in Underwriters' statutory financial statements. The first line of the upper portion of the table shows the net reserves at December 31 of each of the indicated years, representing the estimated amounts of net outstanding losses and LAE for claims arising during that year and in all prior years that are unpaid, including losses that have been incurred but not yet reported to Underwriters. The upper (paid) portion of the table shows the cumulative net amounts paid as of December 31 of successive years with respect to the net reserve liability for each year. The lower (liability re-estimated) portion of the table shows the re-estimated amount of the previously recorded net reserves for each year based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about claims for individual years. In evaluating the information in the table, it should be noted that a reserve amount reported in any period includes the effect of any subsequent change in such reserve amount. For example, if a loss was first reserved in 1987 at $100,000 and was determined in 1990 to be $150,000, the $50,000 deficiency would be included in the Cumulative Redundancy (Deficiency) row shown below for each of the years 1987 through 1989.

         Conditions and trends that have affected the development of the net reserve liability in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table. During the mid-1980's, the reinsurance industry, including Underwriters, experienced substantial underwriting losses. Such losses are reflected in the table, beginning with the comparatively high cumulative deficiencies in the years 1985-86. The $35.8 million reserve strengthening in 1993, along with prior increases to asbestos-related and environmental impairment reserves, was the primary cause of the cumulative reserve deficiencies in the years 1988-92.

              Changes in Historical Net Reserves for Losses and LAE
                                  (in millions)

                                                                      Year Ended December 31,
                                      -------------------------------------------------------------------------------------
                                      1985    1986    1987    1988     1989    1990    1991    1992    1993    1994    1995
                                      ----    ----    ----    ----     ----    ----    ----    ----    ----    ----    ----
Net liability as of the end
of year*...........................   $ 279   $ 359   $ 470   $ 461    $453    $411    $411    $437    $509    $536    $  628

Cumulative amount of net
liability paid as of:
   One year later..................   $  80   $  94   $ 116   $ 119    $137    $101    $ 84    $ 98    $112    $102     --
   Two years later.................     161     193     208     242     227     173     161     178     189     --      --
   Three years later...............     258     277     330     306     285     239     214     236     --      --      --
   Four years later................     341     375     380     348     342     274     254     --      --      --      --
   Five years later................     389     407     416     394     370     294     --      --      --      --      --
   Six years later.................     404     423     458     414     384     --      --      --      --      --      --
   Seven years later...............     413     460     475     425     --      --      --      --      --      --      --
   Eight years later...............     445     471     483     --      --      --      --      --      --      --      --
   Nine years later................     454     475     --      --      --      --      --      --      --      --      --
   Ten years later.................     458     --      --      --      --      --      --      --      --      --      --
Net liability re-estimated
as of:
   One year later..................     341     439     481     454     457     414     412     483     516     539     --
   Two years later.................     426     449     473     457     460     421     455     487     518     --      --
   Three years later...............     432     441     476     462     474     465     460     491     --      --      --
   Four years later................     428     444     478     492     520     472     469     --      --      --      --
   Five years later................     426     445     516     538     528     485     --      --      --      --      --
   Six years later.................     427     484     562     548     545     --      --      --      --      --      --
   Seven years later...............     454     531     572     568     --      --      --      --      --      --      --
   Eight years later...............     495     539     591     --      --      --      --      --      --      --      --
   Nine years later................     498     554     --      --      --      --      --      --      --      --      --
   Ten years later.................     511     --      --      --      --      --      --      --      --      --      --
   Cumulative Redundancy
      (Deficiency).................   $(232)  $(195)  $(121)  $(107)   $(92)   $(74)   $(58)   $(54)   $ (9)   $(3)     --

Gross Liability-End of Year                                                                            $861    $940    $1,014
Reinsurance Recoverable                                                                                 352     404       386
                                                                                                       ----    ----    ------
Net Liability - End of Year                                                                             509     536    $  628
                                                                                                       ====    ====    ======
Gross Re-estimated Liability-Latest                                                                     959     953
Re-estimated Recoverable-Latest                                                                         441     414
                                                                                                       ----    ----
Net Re-estimated Liability-Latest                                                                      $518    $539
                                                                                                       ====    ====


*Amounts for 1985-1986 were determined in accordance with statutory accounting principles.

         The reconciliation between the reserves reported in the annual statement filed with state insurance departments in accordance with statutory accounting practices ("SAP") and those reported in Underwriters' consolidated financial statements prepared in accordance with GAAP for the last three years is shown below (in thousands):

                       Reconciliation of Reserves for Losses and LAE from SAP Basis to GAAP Basis

                                                                                          December 31
                                                                     --------------------------------------------------
                                                                          1995               1994                 1993
                                                                          ----               ----                 ----
Statutory Reserves........................................            $ 596,070           $500,567             $473,625
Additional Mass Action Reserves (1).......................               32,350             35,750               35,750
Reinsurance Recoverables..................................              385,580            404,210              351,829
                                                                     ----------           --------             --------
GAAP Reserves.............................................           $1,014,000           $940,527             $861,204
                                                                     ==========           ========             ========

(1) Amount represents additional reserves recorded by Underwriters in 1993 for probable asbestos-related and environmental impairment claims exposure.

         The reconciliation of reserves for the last three years on a GAAP basis is shown below (in thousands):

                                     Reconciliation of Reserves for Losses and LAE


                                                                          1995               1994                 1993
                                                                          ----               ----                 ----
Reserve, net of reinsurance recoverables,
       as of January 1....................................           $  536,317          $ 509,375            $ 436,601
Incurred Loss, net of reinsurance,
       related to:
       Current year.......................................              200,543            146,426              143,723
       Prior years........................................                2,565              6,630               46,404
                                                                     ----------          ---------            ---------
Total Incurred Loss, net of reinsurance...................              203,108            153,056              190,127
                                                                     ----------          ---------            ---------
Paid Loss, net of reinsurance, related to:
       Current year.......................................               (9,239)           (13,826)             (19,640)
       Prior years........................................             (101,766)          (112,288)             (97.713)
                                                                     ----------          ---------            ---------
Total Paid Loss, net of reinsurance.......................             (111,005)          (126,114)            (117,353)
                                                                     ----------          ---------            ---------
Reserve, net of reinsurance recoverables,
       as of December 31..................................              628,420            536,317              509,375
Reinsurance recoverables, as of December 31...............              385,580            404,210              351,829
                                                                     ----------          ---------            ---------
Reserve, gross of reinsurance
       recoverables, as of December 31....................           $1,014,000          $ 940,527            $ 861,204
                                                                     ==========          =========            =========


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

         Underwriters' investment strategy is to match the average duration of its high-quality diversified fixed maturity portfolio to the average adjusted duration of its liabilities, which approximates 4 years, and to provide sufficient cash flow to meet its obligations while maximizing its after-tax rate of return. The average adjusted duration of liabilities is estimated by adjusting the average duration of liabilities to reflect anticipated cash flows from writings of future business. Securities may be sold to take advantage of investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors. The entire fixed maturity portfolio is designed to be able to react to such opportunities or other situations that may otherwise result in a mismatch between the duration of assets and liabilities and as such is classified as available for sale.

         The following table reflects investment results for the fixed maturity portfolio of Underwriters for the three months ended December 31, 1993 and the years ended December 31, 1994 and 1995 (dollars in thousands):

                                                 Investment Results

                                                         Net           Net
                                                       Pre-Tax      After-Tax       Pre-Tax                       After
                                      Average        Investment     Investment     Realized       Effective        Tax
            Period                Investments (1)    Income (2)     Income (3)      Losses        Yield (4)     Yield (5)
-------------------------------------------------------------------------------------------------------------------------
Three Months Ended
     December 31, 1993               $728,478          $10,390        $ 7,943        $2,381          5.7%          4.4%

Year Ended
     December 31, 1994               $748,681          $41,226        $32,465        $6,115          5.5%          4.3%

Year Ended
     December 31, 1995               $797,132          $50,173        $36,113        $5,476          5.9%          4.5%

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

         As of December 31, 1995, the equity portfolio of Underwriters was carried at a market value of approximately $210.4 million with an original cost of approximately $114.7 million, and consisted primarily of approximately 2.5 million shares of BNSF common stock. The cost of equities listed in the table below, $88.9 million, represents the cost paid by Alleghany prior to being contributed to Underwriters. In 1995, Underwriters realized a gain of $0.1 million related to the sale of equity securities and had dividend income of $3.3 million therefrom.

         The following table summarizes the investments of Underwriters, excluding cash, as of December 31, 1995, with all investments carried at market value (dollars in thousands):

                                                    Investments

                                                              Amortized Cost
                                                                 or Cost                        Market Value
                                                       -----------------------------------------------------------
                                                        Amount         Percentage         Amount        Percentage
Short-term investments.....................            $126,944            14%            $126,944          12%

Corporate bonds............................             142,171            15              142,658          13

United States government and
       government agency bonds.............              38,009             4               38,510           4

Mortgage- and asset-backed
       securities..........................             283,797            30              287,941          27

Foreign bonds..............................              16,259             2               16,429           1

Redeemable preferred stocks................              18,773             2               18,679           2

Municipal bonds............................             222,611            24              222,093          21

Equity securities (1)......................              88,889             9              210,382          20
                                                       --------           ----          ----------         ----
       Total...............................            $937,453           100%          $1,063,636         100%
                                                       ========           ====          ==========         ====

(1) Includes 2,474,823 shares of BNSF common stock at the original cost to Alleghany.

         The following table indicates the composition of the long-term fixed maturity portfolio by Moody's rating as of December 31, 1995 (dollars in thousands):

                     Long-Term Fixed Maturity Portfolio by Moody's Rating


                                                                 Market Value     Percentage
                                                                 ------------     ----------
Aaa.......................................................         $406,448           56%

Aa........................................................          135,165           19

A.........................................................          146,535           20

Baa.......................................................           27,924            4

Ba........................................................           10,238            1
                                                                   --------          ---
         Total............................................         $726,310          100%
                                                                   ========          ===


         The following table indicates the composition of the long-term fixed maturity portfolio by years until maturity as of December 31, 1995 (dollars in thousands):

                            Long-Term Fixed Maturity Portfolio by Years Until Maturity


                                                                 Market Value     Percentage
                                                                 ------------     ----------
One year or less..........................................         $ 16,266            2%
Over one through five years...............................          128,178           18
Over five through ten years...............................          153,822           21
Over ten years............................................          140,103           19
Mortgage- and asset-backed securities.....................          287,941           40
                                                                   --------          ---
         Total............................................         $726,310          100%
                                                                   ========          ===

Competition

         Competition in the property and casualty reinsurance industry has historically been cyclical in nature. Typically, a cycle begins with attractive premium rates for reinsurance, which cause increased writing by existing reinsurers and the entrance into the market of new reinsurers. Competition within the market continues to grow, resulting in a decrease in premium rates. As the cycle continues, assuming loss experience is consistent, these declining premium rates eventually result in a period of underwriting losses. Such losses in turn cause reinsurers to slow or stop writing reinsurance or to withdraw from the market altogether, which results in decreased competition and a subsequent increase in premium rates. Underwriters believes this competitive cycle, which may affect particular market segments at different times, is a critical factor affecting reinsurance profitability over time. There is no assurance that historical trends in the property and casualty reinsurance industry will continue or that Underwriters will be able to accurately anticipate any such trends.

         The property and casualty reinsurance business at times is highly competitive, depending upon the cycle described above. Underwriters competes primarily in the United States reinsurance market with numerous foreign and domestic reinsurers, many of which have greater financial resources than Underwriters. Competition in the types of reinsurance in which Underwriters is engaged is based on many factors, including the perceived overall financial strength of the reinsurer, premiums charged, contract terms and conditions, services offered, speed of claims payment, reputation and experience.

         Underwriters' competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies and domestic, European and Asian underwriting syndicates.

         To enhance Underwriters' financial strength, Alleghany, through the holding company which owns Underwriters, contributed a total of approximately $151 million in cash and equity securities to the capital of Underwriters in 1993 and 1994. Underwriters' enhanced financial strength has allowed it to benefit from the continuing trend toward consolidation in the domestic reinsurance market, resulting from the tendency of reinsurance buyers to purchase coverage from larger and more financially secure reinsurers. According to the Reinsurance Association of America, at December 31, 1995, there were 56 domestic professional reinsurers, and Underwriters was the nation's eleventh-largest in terms of statutory surplus and fourteenth-largest in terms of net premiums written.

         The commercial property and casualty insurance industry is highly competitive chiefly on the basis of price and service. CUIC's competitors include other primary insurers and new forms of insurance organizations such as alternative self-insurance mechanisms. Many of CUIC's competitors have considerably greater financial resources, greater experience in the insurance industry and offer a broader line of insurance products than CUIC.

Regulation

         Underwriters, CUIC and UIC are subject to regulation and supervision by state insurance regulators under the insurance statutes and regulations of states in which they are incorporated (New Hampshire, California and Nebraska, respectively). In addition, each of these companies is regulated in each jurisdiction in which it conducts business. Among other things, insurance statutes and regulations typically limit the amount of dividends that can be paid without prior regulatory notification and approval, impose restrictions on the amounts and types of investments that may be held, prescribe solvency standards that must be met and maintained, require filing of annual or other reports with respect to financial condition and other matters and provide for periodic examinations of Underwriters, CUIC and UIC.

         The terms and conditions of reinsurance agreements generally are not subject to regulation by any governmental authority with respect to rates or policy terms. These agreements contrast with primary insurance policies and agreements, the rates and policy terms of which are generally closely regulated by state insurance departments. As a practical matter, however, the rates charged by primary insurers have an effect on the rates that can be charged by reinsurers.

         The Underwriting Center is subject to regulation and supervision by the state insurance regulators in the states in which its subsidiary is licensed as an insurance agency (Maryland, Georgia and New York). Such regulations address the solicitation and effectuation of insurance in such states and impose certain requirements relating to, among others things, countersignatures, continuing education and maintenance of trust accounts.

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

         Beginning with the 1994 year end statutory financial statements, the insurance laws of New Hampshire, California and Nebraska imposed risk based capital ("RBC") requirements on property and casualty insurers and reinsurers, based on a model adopted by the National Association of Independent Insurers. The RBC laws, and the instructions thereunder, attempt to measure a property and casualty company's statutory capital and surplus needs, taking into account the risk characteristics of the companies' investments and products. The RBC laws provide for four different levels of regulatory attention, dependent upon the ratio of a company's total adjusted capital to its risk-based capital (the "RBC ratio"), providing regulators with an early warning tool to identify weakly capitalized companies for purposes of initiating further regulatory action. At December 31, 1995, each of Underwriters, CUIC and UIC had RBC ratios well in excess of the first level at which regulatory attention under such laws would be warranted.

Employees

         Underwriters employed 193 persons as of December 31, 1995.

INDUSTRIAL MINERALS BUSINESS

         On July 31, 1991, a holding company subsidiary of Alleghany acquired all of Manville Corporation's worldwide industrial minerals business, now conducted principally through World Minerals, at a cost of about $144 million, including capitalized expenses. The present chief executive officer of World Minerals currently owns an equity interest, including outstanding options, of about 6.6 percent of World Minerals' immediate parent company.

         World Minerals is principally engaged in the production and sale of two industrial minerals, diatomite and perlite:

Diatomite

         World Minerals conducts its diatomite business through its Celite subsidiary.

         In 1995, World Minerals, through various subsidiaries of Celite, acquired controlling interests in three joint ventures which are engaged in the mining and processing of diatomite in Jilin Province, Peoples Republic of China ("PRC"). Two of the three joint ventures are in the start-up phase of production and the third is under construction.

         Celite is believed to be the world's largest producer of filter-aid grade diatomite, which it markets worldwide under the Celite(R) and Kenite(R) brand names; Celite also markets filter-aid grade diatomite in Europe under the Primisil(R) brand name and in Latin America and other areas under the Diactiv(R) brand name. Celite also produces calcium silicate products and magnesium silicate products, which are sold worldwide under the MicroCel(R) and Celkate(R) brand names (except in portions of Europe where calcium silicate products are sold under the Calflo(R) brand name).

         Diatomite is a silica-based mineral consisting of the fossilized remains of microscopic freshwater or marine plants. Diatomite's primary applications are in filtration and as a functional filler. Filtration accounts for the majority of the worldwide diatomite market and for over 50 percent of Celite's diatomite sales. Diatomite is used as a filter aid in the production of beer, food, juice, wine, water, sweeteners, fats and oils, pharmaceuticals, chemicals, lubricants and petroleum; it is used as a filler, mainly in paints, and as an anti-block agent in plastic film.

         Celite's calcium and magnesium silicate products, which have high surface area and adsorption and absorption capabilities, are used to convert liquid, semi-solid and sticky ingredients into dry, free-flowing powders. Celite's calcium and magnesium silicate products are used in the production of rubber, sweeteners, flavorings and pesticides.

Perlite

         World Minerals conducts its perlite business through its Harborlite and Europerlite subsidiaries.

         On November 16, 1992, New Harborlite Corporation ("Harborlite"), a newly formed subsidiary of World Minerals, acquired all of the capital stock of Harborlite Corporation ("Old Harborlite"), a privately-owned perlite filter-aid company, for cash and non-voting preferred stock of Harborlite. All of World Minerals' pre-existing perlite operations were transferred to Harborlite, and Old Harborlite was merged into Harborlite, which was then renamed Harborlite Corporation.

         On October 31, 1995, World Minerals, through its Europerlite subsidiary, acquired control of all of the capital stock of two privately owned perlite filter aid companies with operations in Italy and Spain, respectively, and a privately owned perlite sales company in Spain.

         World Minerals believes that Harborlite and Europerlite are, in the aggregate, the world's largest producer of perlite filter aids and that Harborlite, which is also engaged in the business of selling perlite ore, is the world's largest merchant producer of perlite ore. These products are marketed worldwide under the Harborlite(R) and Europerl(R) brand names.

         Perlite is a volcanic rock which contains between 2 percent and 5 percent natural combined water. When heated rapidly, the natural combined water turns explosively to steam and the perlite ore "pops" in a manner similar to popcorn, expanding up to twenty times its original volume and creating a soft material with large surface area and correspondingly low density.

         Perlite ore is mined at Harborlite's No Agua, New Mexico mine and is sold to companies that expand it in their own expansion plants and use it primarily in the manufacture of roofing board, formed pipe insulation and acoustical ceiling tile. Perlite ore for filter-aid and certain filler applications is mined at Harborlite's Superior, Arizona mine and is expanded at one of Harborlite's six expansion plants located within the United States. Expanded perlite is also produced at Harborlite's expansion plants in Hessle, United Kingdom and Wissembourg, France and Europerlite's expansion plants in Barcelona, Spain and Milan, Italy, from perlite ore obtained from Harborlite's perlite mine in Dikili, Turkey and from merchant ore producers in Europe. Most of the expanded perlite is used as a filter aid in the brewing, food, wine, sweetener, pharmaceutical, chemical and lubricant industries, or as a filler and insulating medium in various construction applications.

         World Minerals directs its business from its world headquarters in Lompoc, California. Its Celite subsidiary also has its world headquarters in Lompoc, California and owns, directly or through wholly owned subsidiaries, diatomite mines and processing plants in Lompoc, California; Quincy, Washington; Murat, France; Alicante, Spain; Arica, Chile; and Guadalajara, Mexico. Celite also owns 48.6 percent of Kisilidjan, h.f., a joint venture with the Government of Iceland which mines and processes diatomite from Lake Myvatn in Iceland and controlling interests in three joint ventures which mine and process diatomite in Jilin Province, PRC.

         Harborlite is currently relocating its world headquarters to Houston, Texas and owns a perlite mine and mill in No Agua, New Mexico; Superior, Arizona; and Dikili, Turkey; a perlite loading facility in Antonito, Colorado; and perlite expansion facilities in Escondido, California; Green River, Wyoming; Laporte, Texas; Youngsville, North Carolina; Vicksburg, Michigan; Quincy, Florida; Wissembourg, France; and Hessle, England.

         Europerlite has its world headquarters in Lompoc, California and owns perlite expansion plants in Barcelona, Spain and Milan, Italy.

         World Minerals conducts its business on a worldwide basis, with mining and processing operations in ten countries. In 1995, approximately 37 percent of World Minerals' revenues (equal to 3.7 percent of Alleghany's consolidated revenues from continuing operations) were generated by foreign operations, and an additional 13 percent of World Minerals' revenues were generated by export sales from the United States. While World Minerals believes that the international scope of its operations gives it unique competitive advantages, international operations can be subject to additional risks, such as currency fluctuations, changes in foreign legal requirements and political instability. World Minerals closely monitors its methods of operating in each country and adopts strategies responsive to changing economic and political environments.

         World Minerals minimizes its exposure to the risk of foreign currency fluctuation by, among other things, having its foreign subsidiaries declare and pay dividends whenever feasible and invoice their export customers in United States dollars or other "hard currencies." World Minerals' foreign operations do not subject Alleghany to a material risk from foreign currency fluctuation.

         Celite's largest diatomite mine and plant is located in Lompoc, California. All additional diatomite supplies are currently obtained by Celite from its mines in the state of

Washington, France, Spain, Mexico, Chile, PRC and from the Lake Myvatn mine in Iceland (although environmental regulations and seismic activity may adversely affect future production at Lake Myvatn). Celite believes that its diatomite reserves at each site are generally sufficient to last for at least 20 more years at the current rate of utilization.

         Harborlite obtains perlite ore in the United States from its No Agua and Superior mines, and believes that its perlite ore reserves at each site are sufficient to last at least 20 more years at the current rate of utilization. The perlite used by Harborlite and Europerlite for expansion in Europe is obtained from Harborlite's Dikili mine and from third parties in Europe.

         Celite's silicate products are produced from purchased magnesium and calcium compounds and internally produced diatomite.

         World Minerals experienced no interruption in raw material availability in 1995, and barring unforeseen circumstances anticipates no such interruption in 1996. While there can be no assurance that adequate supplies of all raw materials will be available in the future, Celite, Europerlite and Harborlite believe that they have taken reasonable precautions for the continuous supply of their critical raw materials.

         Many of Celite's, Europerlite's and Harborlite's operations use substantial amounts of energy, including electricity, fuel oil, natural gas, and propane. Celite, Europerlite and Harborlite have supply contracts for most of their energy requirements. Most of such contracts are for one year or less. Celite, Europerlite and Harborlite have not experienced any energy shortages and they believe that they have taken reasonable precautions to ensure that their energy needs will be met, barring any unusual or unpredictable developments.

         From the time World Minerals began operations in 1991, none of its customers accounted for 10 percent or more of World Minerals' annual sales.

         World Minerals presently owns, controls or holds licenses either directly or through its subsidiaries to approximately 25 United States and 41 foreign patents and patent applications. While World Minerals considers all of its patents and licenses to be valuable, World Minerals believes that none of its patents or licenses is by itself material to its business.

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

         Programs instituted by management from 1991 through 1993 have strengthened World Minerals. Financial systems and controls have been upgraded, and the Celite, Harborlite and Europerlite sales forces have been consolidated to improve efficiency and take advantage of synergies. World Minerals acts as the sales agent for both Celite and Harborlite in the United States and procures orders from customers and distributors on their behalf. Celite distributes Harborlite's products in Europe to dealers, distributors and end users on Harborlite's behalf. Europerlite sells its products in Europe to dealers, distributors and end users.

         World Minerals has research and development, environmental control and quality control laboratories at its Lompoc production facilities and quality control laboratories at each of its other production facilities. In 1995, World Minerals spent approximately $1.0 million on company-sponsored research and technical services (in addition to amounts spent on engineering and exploration) related to the development and improvement of its products and services.

Competition

         World Minerals believes that Celite is the world's largest producer of diatomite. The remainder of the market is shared by Celite's four major competitors: Eagle-Picher Minerals (United States), Grefco (United States), CECA (France) and Showa (Japan), and a number of smaller competitors. Celite's silicates compete with a wide variety of other synthetic mineral products.

         World Minerals believes that Harborlite and Europerlite are, in the aggregate, the world's largest producer of perlite filter aids and that Harborlite, which is also engaged in the business of selling perlite ore, is the world's largest merchant producer of perlite ore. Harborlite and Europerlite each have two large competitors in the expanded perlite market, Grefco and CECA, and many smaller competitors.

         Competition is principally on the basis of service, product quality and performance, warranty terms, speed and reliability of delivery, availability of the product and price. The filter aid products of Celite, Europerlite and Harborlite also compete with other filter aids, such as cellulose, and other filtration technologies, such as crossflow and centrifugal separation.

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

The asbestos study's authors called for further analyses which fully take into account the results of their study stating "[t]he interpretation of the silica-lung cancer risk relationships based on the [Lompoc] cohort should await the outcome of such analyses."

         During 1995, the results of the asbestos study were analyzed by the authors of the Washington study. In a report to the Office of Pollution Prevention and Toxics of the U.S. Environmental Protection Agency by the IDPA reporting on the results of the reanalysis, the IDPA reported:

                   "The lung cancer SMR for the group with no asbestos exposure was 1.13 (95% CI, 0.73-1.69); for the group with any asbestos exposure it was 1.78 (95% CI, 1.18-2.57). The cross-classified SMR results were numerically unstable because of the small numbers of observed lung cancers.

                                 *     *     *

                   "In summary, the additional information gained from an in-depth assessment of possible exposures to asbestos experienced by the cohort has lead to re-analysis of the original study report. Some of the excess lung cancer risk reported previously (Checkoway et al., 1993) can be attributed to asbestos exposure and the remaining numbers are weaker and lacking in statistical significance."


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

Employees

         As of December 31, 1995, World Minerals had 115 employees, all located in the United States, Celite had a total of about 1,153 employees worldwide, and Harborlite had a total of about 212 employees worldwide. Europerlite had a total of about 71 employees, all located in Europe. Approximately 346 of Celite's employees and 40 of Harborlite's employees in the United States are covered by collective bargaining agreements. All of the collective bargaining agreements covering workers at Celite and Harborlite are in full force and effect.

STEEL FASTENER BUSINESS

         The Heads and Threads division of Alleghany, headquartered in Northbrook, Illinois, is believed to be the nation's leading distributor of imported steel fasteners. Heads and Threads imports and sells commercial fasteners - nuts, bolts, screws, washers and other fasteners - for resale to fastener manufacturers and distributors through a network of sales offices and warehouses located in sixteen states. The strength of Heads and Threads lies in its five major warehouses and fourteen regional satellite warehouses, long years of association with suppliers and customers, and ability to control operating costs.

         Since Heads and Threads imports virtually all of its fasteners, it is necessary to forecast inventory requirements from six months to a year in advance to allow time for shipments to reach their destinations in the United States. In addition, Heads and Threads' costs are subject to fluctuations in foreign currency and import duties. Increases in import duties may result from determinations by United States federal agencies that foreign countries are violating United States laws or intellectual property rights, or are following restrictive import policies. Heads and Threads operations do not subject Alleghany to a material risk from fluctuations in foreign currency or import duties.

         Regulations implementing the Fastener Quality Act, which are to become effective in 1996, will increase costs.

         At December 31, 1995, Heads and Threads had about 165 employees.

 Item 2.         Properties.

         Alleghany's headquarters is located in leased office space of about 11,000 square feet at 375 Park Avenue in New York City.

         CT&T and CTI lease about 282,000 square feet for their headquarters operations in the Chicago Title and Trust Center, a 49-story office complex at 171 North Clark Street in Chicago, Illinois.

         Ticor Title's and Security Union's headquarters are in company-owned premises of about 180,000 square feet in Rosemead, California. It is anticipated that these headquarters will be moved to a leased location in Pasadena, California in April 1996 as the building in Rosemead, California is currently being marketed for sale. CT&T and its subsidiaries own or lease buildings or office space in approximately 452 locations throughout the United States, primarily for CTI, Security Union and Ticor Title full-service and satellite branch office operations.

         Underwriters leases about 29,000 square feet of office space for its headquarters operations in Woodland Hills, California. All of its five branch office locations are also in leased spaces, ranging in size from about 3,000 square feet to 6,700 square feet. CUIC leases about 9,400 square feet of office space. All four of the branch offices of The Underwriting Center are also in leased space, ranging in size from about 1,100 square feet to 4,600 square feet.

         World Minerals' headquarters is located in leased premises of approximately 17,300 square feet in Lompoc, California, which it shares with Celite and Europerlite. Harborlite's headquarters is presently relocating to Houston, Texas.

         A description of the major plants and properties owned and operated by Celite, Europerlite and Harborlite is set forth below. All of the following properties are owned, with the exception of Plant # 1 at Quincy, Washington, the headquarters offices at Lompoc, California, the Rueil, France and Santiago, Chile offices and the plant at Wissembourg, France, which are leased.

Location and                       Approximate                     Product
Nature of Property                 Square Footage                  or Use
------------------                 --------------                  -------
CELITE:
-------

Lompoc, CA                                961,410               Diatomite filter
Production facility;                                            aids, fillers,
17 multi-story production                                       silicates and
buildings; 5 one-                                               specialty
story warehouse                                                 products
buildings; 6 one-
story laboratory
buildings; 4 multi-
story bulk handling
buildings; 6 one-
story office buildings;
2 one-story lunch and
locker-room buildings;
and 10 one-story shops.

Lompoc, CA                                17,300                Headquarters
1 one story building;                                           offices
3 units within
1 one-story building.

Quincy, WA                                60,941                Diatomite filter
Production facility; Plant                                      aids and fillers
#1-1 multi-story
production building and
7 one-story buildings.
Plant #2-1 multi-
story production
building and 6 one-
story buildings.

Location and                          Approximate               Product
Nature of Property                 Square Footage               or Use
------------------                 --------------               -------
Murat, Department                          77,000               Diatomite filter
of Cantal, France                                               aids
Production facility;
1 one-story
manufacturing
building; 2 one-
story warehouses;
and 1 one-story
office building.

Rueil, France                              10,000               Sales and
1 single floor.                                                 administrative offices

Guadalajara, Mexico                        116,610              Diatomite filter
Production facility;                                            aids and fillers
2 multi-story production
buildings; 2 multi-story
pollution-control
buildings; and 20
one-story buildings.

Mexico City, Mexico                         2,700               Offices
1 single floor
condominium.

Arica, Chile                               50,000               Diatomite
Production facility;                                            filter aids
1 calcined line; 1 natural
line; 1 administration
building; 1 laboratory;
1 warehouse building; 1
changing room building;
1 maintenance workshop; and
1 product warehouse.

Location and                          Approximate               Product
Nature of Property                 Square Footage               or Use
------------------                 --------------               -------
Santiago, Chile                             1,682               Offices
1 single floor in
a multi-story, rented
office building.

Alicante, Spain                            69,410               Diatomite filter
Production facility;                                            aids and fillers
2 multi-story manufac-
turing buildings;
3 one-story ware-
houses; 2 one-story
office buildings;
and 3 miscellaneous
buildings.

Changbai County,                           205,985              Diatomite filter
Jilin Province, PRC                                             aids
Production facility;
1 multi-story processing
facility; 4 one-story
warehouse buildings;
1 multi-story office building;
and 4 one-story miscellaneous
buildings.

Linjiang County,                           74,665               Diatomite filter
Jilin Province, PRC                                             aids
Production facility;
1 multi-story production
facility; 1 two-story office
building; 3 one-story
warehouse buildings; and
3 one-story miscellaneous
buildings.

Location and                          Approximate               Product
Nature of Property                 Square Footage               or Use
------------------                 --------------               -------
Linjiang County,                            under               Diatomite filter
Jilin Province, PRC                   construction              aids
Production facility.

HARBORLITE:
----------

Antonito, CO                                9,780               Warehouse
1 one-story manu-                                               facilities for
facturing building                                              perlite ore
and warehouse; 1 one-
story office building;
and 1 one-story ware-
house.

No Agua, NM                                40,550               Perlite ore
Production facility;
1 six-story mill
building; 1 one-
story office and
shop building; and
8 miscellaneous one-
story buildings.

Superior, AZ                                6,900               Perlite ore
Production facility;
1 one-story
warehouse building; and
1 one-story office
building.

Escondido, CA                               8,450               Perlite filter
1 one-story                                                     aids
warehouse building;
and 1 one-story office
building.

Location and                          Approximate               Product
Nature of Property                 Square Footage               or Use
------------------                 --------------               -------
Green River, WY                            17,300               Perlite filter
1 one-story                                                     aids
warehouse building;
and 1 one-story office
building.

Vicksburg, MI                              25,050               Perlite filter
2 one-story                                                     aids
warehouse buildings;
and 1 one-story office
building.

Youngsville, NC                            22,500               Perlite filter
1 one-story warehouse                                           aids
building; 1 one-story
manufacturing building;
and 1 one-story office
building.

Quincy, FL                                 18,450               Perlite filter
1 one-story warehouse                                           aids
building; 1 one-story
manufacturing building;
and 1 one-story office
building.

LaPorte, TX                                23,000               Perlite filter
1 one-story                                                     aids and
expansion warehouse                                             fillers
and office building.

Wissembourg, France                        50,000               Perlite filter
1 multi-story                                                   aids and fillers
production and ware-
house building.

Location and                          Approximate               Product
Nature of Property                 Square Footage               or Use
------------------                 --------------               -------
Hessle, Humberside,
United Kingdom                             36,700               Perlite filter
1 one-story                                                     aids and fillers
manufacturing
building; and 1
two-story office
building.

Dikili, Turkey                             63,200               Perlite crushing
Production facility;                                            mill
1 four-story manu-
facturing building;
1 one-story warehouse
building; 1 one-story raw
material warehouse; 1
one-story office building;
and 1 one-story
maintenance shop.

EUROPERLITE:
------------

Barcelona, Spain                           70,300               Perlite filter aids
Production facility;                                            and fillers
1 one-story manufacturing
warehouse building;
1 one-story raw material
warehouse; and 1 two-story
office building.

Milan, Italy                               68,600               Perlite filter aids
Production facility;
1 one-story manufacturing/
warehouse building; 1
one-story raw material
warehouse; and 1 two-story
office building.

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

       Celite and Harborlite also lease warehouses, office space and other facilities in the United States and abroad. A joint venture between Celite and the Government of Iceland has mining rights to mine diatomaceous earth in sections of Lake Myvatn, Iceland and Celite's joint ventures in PRC have mining rights to mine diatomaceous earth in sections of Jilin Province, PRC.

       The operations of Alleghany's Heads and Threads division are conducted in 16 states at 19 locations. There are either warehouses, or combined warehouses and sales offices, at such locations; two locations are owned and the remainder are leased. Heads and Threads' headquarters in Northbrook, Illinois is owned by Alleghany.

       API's headquarters is located in leased premises of approximately 3,630 square feet in Sacramento, California. API or its subsidiary owns 38 properties in fee and two additional properties for which foreclosure is probable but has not yet occurred, in California. Such properties are comprised of improved and unimproved commercial land (office, retail and industrial), improved and unimproved commercial and residential lots, and office, retail, commercial and residential buildings. In addition, the following properties are held by joint ventures in dissolution in which API has an interest, but the liquidation of such joint ventures has not yet been completed. API intends to dispose of all of these properties in an orderly fashion, which may take several years.

Location                   Approximate Acreage                Property Type
--------                   -------------------                -------------
Roseville,                      15.7 acres                    Unimproved land
  California                                                    (commercial/
                                                                residential)

Roseville,                     112.3 acres                    Unimproved land
  California                                                    (commercial/
(subject to a                                                   residential)
first deed of
trust)

Folsom,                          7.4 acres                    Unimproved land
  California                                                    (commercial/
                                                                office/retail)

Sacramento,                    215.8 acres                    Unimproved land
  California                                                    (commercial/
                                                                residential)

Sacramento,                    136.0 acres                    Unimproved land
  California                                                    (commercial/
                                                                 residential)

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

         In December 1992, the United States Court of Appeals for the Ninth Circuit reversed the dismissal of damage claims asserted in one such pending case filed in the

United States District Court for the District of Arizona, ruling that the prior class settlement did not bar the assertion of the plaintiffs' damage claims challenging rating bureau activity in Arizona and Wisconsin. The United States Supreme Court granted the title insurers' petition for a writ of certiorari to review the decision of the Court of Appeals on this issue in October 1993, but, after full argument by the parties on the merits of the case, dismissed the writ as improvidently granted. In June 1994, counsel for the plaintiffs and the defendants filed with the District Court in Arizona a definitive written agreement embodying terms for a proposed class action settlement of the asserted claims, which would have become effective upon final approval of the Court. Subsequently, the attorneys for the plaintiffs advised the Court that they were unable to continue to support the settlement as in the best interests of the settlement class; the title insurance companies stated their belief that the settlement agreement was binding upon the plaintiffs and their counsel and that the agreement was in the best interests of the settlement class.

         On April 21, 1994, prior to the filing of the settlement agreement with the District Court in Arizona, a separate class action suit seeking treble damages was filed in the United States District Court for the Eastern District of Wisconsin, asserting federal antitrust claims against the same six defendants and a number of additional title insurers arising from Wisconsin rating bureau activity. On October 11, 1994, the Wisconsin suit was transferred to and consolidated with the suit in the United States District Court in Arizona.

         The District Court in Arizona did not act upon the settlement agreement and, on March 28, 1995, the Court deferred further action to allow the parties to reach agreement on a global settlement of the foregoing actions. The parties subsequently filed a global settlement with the Court, to which the Court has given its preliminary approval, entering a Preliminary Settlement Order dated June 19, 1995.

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

         In July 1995, pursuant to an order of the Court, notice of the settlement was given to the class by publication. No member of the plaintiff class commented upon or requested to opt out of the settlement, and the period for such comment or request closed on September 15, 1995. The plaintiffs filed for their attorneys' fees and costs on or about September 22, 1995. The Court held a hearing on October 10, 1995, at which the fairness of the settlement was considered and members of the plaintiff class were given an opportunity to be heard. No class member appeared at the hearing. On October 30, 1995, the Court issued an order certifying the plaintiff class for all purposes.

         The parties have affirmed to the Court their support of the settlement agreement; however, disputes arose regarding the valuation of the settlement benefits and various matters pertaining to the plaintiffs' petitions for attorneys' fees and costs. The parties have filed briefs with the Court on the areas of disagreement. The defendants have reached an agreement regarding attorneys' fees and costs with the plaintiffs who initiated the Arizona action, and the parties have submitted such agreement for the approval of the Court. The Court has yet to act in this regard. No agreement has been reached with the plaintiffs who initiated the Wisconsin action.

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

         B. The federal tax returns of the Alleghany group for the tax years 1991 and 1992 are being audited by the Internal Revenue Service ("IRS"). By letter dated December 27, 1995, the IRS proposed adjustments to the Alleghany group's federal income tax liability for the 1988, 1991 and 1992 tax years totalling about $6.7 million.

         Among the positions taken by the IRS is a proposal to disallow a deduction of approximately $6.2 million in the 1992 tax year, representing the "imputed" interest portion of a payment made by Alleghany to Lincoln National Corporation ("Lincoln") of Lincoln's share of a litigation recovery pursuant to the terms of the agreement between them relating to Alleghany's acquisition of CT&T in 1985. The proposed adjustment is based on the IRS's position that the statute under which the deduction was claimed is inoperative in the absence of regulations required to be promulgated by the IRS. Independent counsel for Alleghany believes that this position has little merit.

         The IRS also proposed to disallow about $3.3 million of bad debt deductions claimed by Ticor Title and its subsidiaries (the "Ticor Group") after CT&T's acquisition of the Ticor Group in 1991. The IRS has taken the position that the Ticor Group failed to demonstrate that the receivables giving rise to the bad debts were not worthless earlier than the period in which the bad debt deductions were claimed. Alleghany does not intend to challenge the position of the IRS with respect to deductions aggregating about $1 million, and is currently evaluating its response with respect to the remainder. To the extent that an adjustment proposed by the IRS in respect of these bad debt deductions is made, the pre-acquisition net operating loss carryforward of the Ticor Group should be increased by an amount which corresponds to the reduction in such bad debt deductions.

         In addition, the IRS proposed adjustments increasing taxable income for the 1991 and 1992 tax years by a total of about $7.1 million, as a result of a reallocation of the purchase price among various assets acquired by Alleghany and subsequently contributed to Celite upon its formation. An independent appraiser has been retained to evaluate the original appraisal obtained by Alleghany and the IRS's proposed reallocation.

         Alleghany is currently evaluating the legal and factual bases of the proposed adjustments and intends to file a protest with the IRS Appeals Office in New York City.

         C. Alleghany's subsidiaries and division are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such operating unit makes provision on its books, in accordance with generally accepted accounting principles, for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provision is adequate under generally accepted accounting principles as of December 31, 1995.

Item 4.          Submission of Matters to a Vote of Security Holders.

       No matter was submitted to a vote of security holders during the fourth quarter of 1995.

Supplemental Item.      Executive Officers of Registrant.

       The name, age, current position, date elected and five-year business history of each executive officer of Alleghany are as follows:

                                  Current             Business Experience
Name               Age            Position            During Last 5 Years
----               ---            --------            -------------------
F.M. Kirby         76             Chairman of         Chairman of the
                                  the Board           Board, Alleghany;
                                                      Chairman of the
                                                      Board and chief executive
                                                      officer, Alleghany, prior
                                                      to July 1992.

John J.            64             President,          President, chief
Burns, Jr.                        chief               executive officer
                                  executive           and chief operating
                                  officer             officer, Alleghany
                                  and chief           since July 1992;
                                  operating           President and
                                  officer             chief operating
                                                      officer, Alleghany,
                                                      prior thereto.

                                  Current                  Business Experience
Name               Age            Position                 During Last 5 Years
----               ---            --------                 -------------------
David B.           63             Senior Vice              Senior Vice
Cuming                            President                President and
                                  and chief                chief financial
                                  financial                officer, Alleghany.
                                  officer

 Robert M. Hart    51             Senior Vice              Senior Vice President
                                  President, General       and General Counsel
                                  Counsel and              since September 1994
                                  Secretary                and Secretary since January 1995; Partner,
                                                           Donovan Leisure Newton & Irvine, prior thereto.

Peter R. Sismondo  40             Vice President,          Vice President,
                                  Controller,              Controller, Treasurer,
                                  Treasurer,               Assistant Secretary
                                  Assistant                and principal
                                  Secretary and            accounting officer,
                                  principal                Alleghany,
                                  accounting officer       since January
                                                           1995; Vice President,
                                                           Controller, Assistant
                                                           Secretary and
                                                           principal accounting
                                                           officer, Alleghany,
                                                           prior thereto.

                                    PART II


Item 5.          Market for Registrant's Common Equity and Related Stockholder
                 Matters.

       The information required by this Item 5 is incorporated by reference from page 5 of Alleghany's Annual Report to Stockholders for the year 1995, filed as Exhibit 13 hereto.


Item 6.          Selected Financial Data.

       The information required by this Item 6 is incorporated by reference from page 5 of Alleghany's Annual Report to Stockholders for the year 1995, filed as Exhibit 13 hereto.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The information required by this Item 7 is incorporated by reference from pages 1 through 3, from pages 6 through 14, and from pages 16 and 17, of Alleghany's Annual Report to Stockholders for the year 1995, filed as Exhibit 13 hereto.


Item 8.          Financial Statements and Supplementary Data.

       The information required by this Item 8 is incorporated by reference from pages 18 through 35 of Alleghany's Annual Report to Stockholders for the year 1995, filed as Exhibit 13 hereto.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

       Not applicable.

                                    PART III


Item 10. Directors and Executive Officers of Registrant.

       As permitted by General Instruction G(3), information concerning the executive officers of Alleghany is set forth as a supplemental item included in
Part I of this Form 10-K Report under the caption "Executive Officers of Registrant." Information concerning the directors of Alleghany is incorporated by reference from pages 5 through 8 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 26, 1996. Information concerning compliance with the reporting requirements under Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference from page 3 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 26, 1996.


Item 11. Executive Compensation.

       The information required by this Item 11 is incorporated by reference from pages 12 through the first two lines of page 26 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 26, 1996. The information set forth beginning on page 26 through the first [half of] page 34 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 26, 1996, is not "filed" as a part hereof.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

       The information required by this Item 12 is incorporated by reference from pages 1 through 4, and from pages 10 and 11, of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 26, 1996.


Item 13. Certain Relationships and Related Transactions.

       The information required by this Item 13 is incorporated by reference from pages 24 and 25 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 26, 1996.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

       (a)     1.       Financial Statements.

       The consolidated financial statements of Alleghany and subsidiaries, together with the report thereon of KPMG Peat Marwick LLP, independent certified public accountants, are incorporated by reference from the Annual Report to Stockholders for the year 1995 into Item 8 of this Report.

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

Exhibit Number               Description
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

       3.02 By-Laws of Alleghany as amended April 18, 1995, filed as Exhibit 3.1 to Alleghany's Quarterly
                             Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference .

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



----------------------------------

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

     *10.03 Agreement dated August 18, 1994 between Alleghany and Theodore E. Somerville, filed as Exhibit 10.03 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

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




----------------------------------

        *     Compensatory plan or arrangement.

     *10.06 Alleghany 1993 Long-Term Incentive Plan, as amended and restated effective as of January 1, 1994, filed as Exhibit 10.06(b) to Alleghany's Annual Report on
                             Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

     *10.07 Alleghany Supplemental Death Benefit Plan dated as of May 15, 1985 and effective as of January 1, 1985, filed as Exhibit 10.08 to Old Alleghany's
                             Annual Report on Form 10-K for the year ended
                             December 31, 1985, is incorporated herein by reference (Securities and Exchange Commission File
                             No. 1-9371).

     *10.08(a)               Trust Agreement Amendment made as of July 8, 1994
                             between Alleghany and Chemical Bank.

     *10.08(b)               Alleghany Retirement Plan, as amended and restated
                             on March 14, 1995, filed as Exhibit 10.08(c) to
                             Alleghany's Annual Report on Form 10-K for the year
                             ended December 31, 1994, is incorporated herein by
                             reference.

     *10.09 Alleghany Retirement COLA Plan dated and effective as of January 1, 1992, as adopted on March 17, 1992, filed as Exhibit 10.7 to Alleghany's Annual
                             Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

     *10.10                  Description of Alleghany Group Long Term Disability
                             Plan effective as of July 1, 1995.

----------------------------------

        *     Compensatory plan or arrangement.

     *10.11                  Alleghany Amended and Restated Directors' Stock
                             Option Plan effective as of April 20, 1993, filed as Exhibit 10.1 to Alleghany's Quarterly Report on
                             Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

     *10.12 Alleghany Directors' Equity Compensation Plan, effective as of January 16, 1995, filed as Exhibit
                             10.11 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

     *10.13 Alleghany Non-Employee Directors' Retirement Plan effective July 1, 1990, filed as Exhibit 10.1 to
                             Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, is incorporated herein by reference (Securities and Exchange Commission
                             File No. 1-9371).

     *10.14(a)               Employment Agreement dated as of January 1, 1992,
                             and Amendment to Employment Agreement dated as of
                             January 1, 1993, among CT&T, Alleghany and Richard
                             P. Toft, filed as Exhibit 10.12 to Alleghany's
                             Annual Report on Form 10-K for the year ended
                             December 31, 1992, is incorporated herein by
                             reference.

     *10.14(b)               Second Amendment to Employment Agreement dated as
                             of January 1, 1994, among CT&T, Alleghany and
                             Richard P. Toft, filed as Exhibit 10.11(b) of
                             Alleghany's Annual Report on Form 10-K for the year
                             ended December 31, 1993 is incorporated herein by
                             reference.




----------------------------------

        *     Compensatory plan or arrangement.

     *10.14(c)               Third Amendment to Employment Agreement dated as of
                             October 31, 1994, among CT&T, Alleghany and Richard
                             P. Toft, filed as Exhibit 10.1 of Alleghany's
                             Quarterly Report on Form 10-Q for the quarter ended
                             September 30, 1994, is incorporated herein by
                             reference.

     *10.15                  Split/Owner "Split Dollar" Life Insurance Plan
                             Assignment dated March 19, 1986 by and between Richard P. Toft and CT&T, filed as Exhibit 10.10(c) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

     *10.16 Description of CT&T Presidents' Plan, adopted and effective as of July 1, 1985 and as amended as of January 26, 1993, filed as Exhibit 10.14 to
                             Alleghany's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

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




----------------------------------

        *     Compensatory plan or arrangement.

     *10.19                  CT&T Excess Benefits Pension Plan, effective
                             January 1, 1987, as amended by First Amendment to
                             CT&T Excess Benefits Pension Plan dated May 5,
                             1994, effective as of January 1, 1994, filed as
                             Exhibit 10.19 to Alleghany's Annual Report on Form
                             10-K for the year ended December 31, 1994, is incorporated herein by reference.

     *10.20 CT&T Executive Salary Continuation Plan effective as of January 1, 1979, as adopted on August 23, 1978, filed as Exhibit 10.15 to Alleghany's Annual
                             Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference
                             (Securities and Exchange Commission File No.
                             1-9371).

     *10.21(a)               Description of compensatory arrangement between
                             Alleghany and Paul F. Woodberry, filed as Exhibit
                             10.21 to Alleghany's Annual Report on Form 10-K for
                             the year ended December 31, 1994, is incorporated
                             herein by reference.

     *10.21(b)               Description of long-term incentive arrangement
                             between Alleghany and Paul F. Woodberry.

      10.22                  Revolving Credit Loan Agreement dated as of June
                             14, 1995 among Alleghany and Chemical Bank, filed as Exhibit 10.1 to Alleghany's Quarterly Report on
                             Form 10-Q for the quarter ended June 30, 1995, is incorporated herein by reference.

----------------------------------

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

      10.28(a)               Note Purchase Agreement dated as of January 15,
                             1995 by and among Alleghany Properties, Inc.,
                             Alleghany and Hartford Life Insurance Company
                             Separate Account CRC (the "Alleghany Properties
                             Note Purchase Agreement"), filed as Exhibit
                             10.28(a) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference. Agreements dated as of January 15, 1995 among Alleghany Properties,
                             Inc., Alleghany and each of Transamerica Life
                             Insurance & Annuity Company, Transamerica
                             Occidental Life Insurance Company, United of Omaha
                             Life Insurance Company, Mutual of Omaha Insurance
                             Company, The Lincoln National Life Insurance
                             Company, Knights of Columbus and Woodmen Accident and Life Company are omitted pursuant to Instruction 2 of Item 601 of Regulation S-K.

      10.28(b) List of Contents of Annexes and Exhibits to the Alleghany Properties Note Purchase Agreement, filed as Exhibit 10.28(b) to Alleghany's Annual Report on
                             Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

      10.28(c)               Amendment to Alleghany Properties Note Purchase
                             Agreement dated as of June 23, 1995 among Alleghany, Alleghany Properties, Inc. and the
                             Purchasers listed on Annex 1 to the Alleghany
                             Properties Note Purchase Agreement, filed as
                             Exhibit 10.1 to Alleghany's Quarterly Report on
                             Form 10-Q for the quarter ended September 30, 1995, is incorporated herein by reference.

      10.28(d)               Amendment No. 2 to Alleghany Properties Note
                             Purchase Agreement dated as of November 6, 1995 among Alleghany, Alleghany Properties, Inc. and the
                             Purchasers listed on Annex 1 to the Alleghany
                             Properties Note Purchase Agreement.

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

      10.30(b) Intercreditor and Collateral Agency Agreement dated as of August 1, 1990 among Manufacturers Hanover
                             Trust Company, Barclays Bank PLC and Alleghany
                             Funding Corporation, filed as Exhibit 10.1 to
                             Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, is incorporated herein by reference (Securities and Exchange
                             Commission File No. 1-9371).

      10.30(c) Interest Rate and Currency Exchange Agreement dated as of August 14, 1990 between Barclays Bank PLC and
                             Alleghany Funding Corporation, and related
                             Confirmation dated August 13, 1990 between Barclays
                             Bank PLC and Alleghany Funding Corporation, filed as Exhibit 10.2 to Alleghany's Quarterly Report on
                             Form 10-Q for the quarter ended September 30, 1990, are incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.30(d)               Indenture dated as of August 1, 1990 between
                             Alleghany Funding Corporation and Manufacturers
                             Hanover Trust Company, filed as Exhibit 10.3 to
                             Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, is incorporated herein by reference (Securities and Exchange
                             Commission File No. 1-9371).

      10.31(a) Acquisition Agreement dated as of November 29, 1990 by and between CT&T and Westwood Equities
                             Corporation (the "Ticor Acquisition Agreement"), filed as Exhibit (2)(i) to Alleghany's Current
                             Report on Form 8-K dated December 21, 1990, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.31(b)               List of Contents of Schedules to the Ticor
                             Acquisition Agreement, filed as Exhibit 2(ii) to
                             Alleghany's Current Report on Form 8-K dated
                             December 21, 1990, is incorporated herein by reference (Securities and Exchange Commission File
                             No. 1-9371).

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

       10.31(f)              Letter Agreement dated December 13, 1994 between
                             CT&T and Bank of America Illinois (previously known as Continental Bank) relating to the transfer of Continental Bank's risk management business to Bank of America National Trust and Savings Association, filed as Exhibit 10.31(f) to Alleghany's Annual
                             Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

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

       10.36(a)              Amended and Restated Credit Agreement dated as of
                             March 10, 1995 (the "World Minerals Credit
                             Agreement") among Mineral Holdings Inc., World
                             Minerals, the banks named therein, NationsBanks, N.A. (Carolinas), Bank of America National Trust and Savings Association and Chemical Bank.

       10.36(b)              List of Contents of Exhibits and Annexes to World
                             Minerals Credit Agreement which are not being filed herewith. Alleghany hereby agrees to furnish to the Commission supplementally a copy of any omitted
                             Exhibit or Annex upon request.

       10.36(c)              Letter Agreement dated January 23, 1992 between
                             Celite and Bank of America National Trust and
                             Savings Association relating to an interest rate swap effective January 16, 1992, filed as Exhibit
                             10.37 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

       10.36(d)              Letter Agreement dated January 13, 1992 between
                             Celite and Chemical Bank relating to an interest rate swap effective January 13, 1992, filed as
                             Exhibit 10.38 to Alleghany's Annual Report on Form
                             10-K for the year ended December 31, 1991, is incorporated herein by reference.

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

       10.39(g)              Amendment No. 1 to Underwriters Stock Purchase
                             Related Agreement effective as of January 1, 1995 among stockholders named in Schedule 1 thereto and Alleghany.

       10.39(h)              Letter amendment dated April 6, 1995 to
                             Underwriters Stock Purchase Related Agreement, as supplemented and amended, among certain persons named therein and Alleghany, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

       10.39(i)              Credit Agreement dated as of November 16, 1992
                             (the "Underwriters Credit Agreement") among
                             Underwriters Re Corporation, a predecessor of URC
                             Holdings Corp., the lenders named therein and The
                             First National Bank of Chicago.

       10.39(j)              List of Contents of Exhibits and Schedules to
                             Underwriters Credit Agreement which are not being filed herewith. Alleghany hereby agrees to furnish to the Commission supplementally a copy of any Exhibit or Schedule upon request.

       10.39(k)              Amendment Number One to Underwriters Credit
                             Agreement dated as of April 23, 1993.

       10.39(l)              Assignment and Assumption, Waiver and Amendment
                             Agreement dated as of October 7, 1993 by and among Underwriters Re Corporation, URC Holdings Corp., the undersigned lenders and The First National Bank of Chicago.

       10.39(m) Amendment No. 2 to Underwriters Credit Agreement dated as of February 1, 1994.

       10.39(n) Amendment No. 3 to Underwriters Credit Agreement dated as of September 29, 1995.

       10.40(a)              Agreement and Plan of Merger dated as of August 31,
                             1995, among Credit Data Reporting Services, Inc.,
                             Credit Data of Hudson Valley Inc., The Juhl
                             Corporation (collectively, the "Companies"),
                             Alleghany Acquisition Corporation, Alleghany and each of the shareholders of the Companies (the
                             "Credit Data Merger Agreement"), filed as Exhibit
                             2.1 to Alleghany's Registration Statement on Form
                             S-3 (Registration No. 62477), is incorporated herein by reference.

       10.40(b)              List of Contents of Exhibits to the Credit Data
                             Merger Agreement, filed as Exhibit 2.2 to
                             Alleghany's Registration Statement on Form S-3
                             (Registration No. 62477), is incorporated herein by reference.

       13 Pages 1 through 3, pages 5 through 14, and pages 16 through 35 of the Annual Report to Stockholders of Alleghany for the year 1995.

       21                    List of subsidiaries of Alleghany.

       23 Consent of KPMG Peat Marwick LLP, independent certified public accountants, to the incorporation by reference of their reports relating to the financial statements and related schedules of Alleghany and subsidiaries in Alleghany's
                             Registration Statements on Form S-8 (Registration
                             No. 33-27598), Form S-8 (Registration No. 333-323),
                             Form S-3 (Registration No. 33-55707) and Form S-3
                             (Registration No. 33-62477).

       27                    Financial Data Schedule.

       28(p) Information from reports furnished to state insurance regulatory authorities by Underwriters
                             Reinsurance Company, Commercial Underwriters
                             Insurance Company, and Underwriters Insurance
                             Company is filed under cover of Form SE, pursuant to Rule 311(c) of Regulation S-T.



              (b)  Reports on Form 8-K.

       Alleghany did not file any reports on Form 8-K during the fourth quarter of 1995.

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

Date:  March 22, 1996                       By /s/ John J. Burns, Jr.
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

Date:  March 22, 1996                       By /s/ John J. Burns, Jr.
       --------------                          ---------------------------
                                                John J. Burns, Jr.
                                                President and Director
                                                (principal executive
                                                officer)


Date:  March 22, 1996                       By /s/ Dan R. Carmichael
       --------------                          --------------------------
                                                Dan R. Carmichael
                                                Director


Date:  March 22, 1996                       By /s/ David B. Cuming
       --------------                          ---------------------------
                                                David B. Cuming
                                                Senior Vice President
                                                (principal financial
                                                officer)

Date:  March 22, 1996                       By /s/ Allan P. Kirby, Jr.
       --------------                          ---------------------------
                                                Allan P. Kirby, Jr.
                                                Director

Date:  March 22, 1996                       By /s/ F.M. Kirby
       --------------                          ---------------------------
                                                F.M. Kirby
                                                Chairman of the Board
                                                and Director


Date:  March 22, 1996                       By /s/ William K. Lavin
       --------------                          ---------------------------
                                                William K. Lavin
                                                Director


Date:  March 22, 1996                       By /s/ Peter R. Sismondo
       --------------                          ---------------------------
                                                Peter R. Sismondo
                                                Vice President, Controller,
                                                Treasurer and Assistant
                                                Secretary (principal
                                                accounting officer)


Date:  March 22, 1996                       By /s/ John E. Tobin
       --------------                          ---------------------------
                                                John E. Tobin
                                                Director


Date:  March 22, 1996                       By /s/ James F. Will
       --------------                          ---------------------------
                                                James F. Will
                                                Director


Date:  March 22, 1996                       By /s/ Paul F. Woodberry
       --------------                          ---------------------------
                                                Paul F. Woodberry
                                                Director


Date:  March 22, 1996                       By /s/ S. Arnold Zimmerman
       --------------                          ---------------------------
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

                                   SCHEDULE I

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      SUMMARY OF INVESTMENTS -- OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1995
                                 (in thousands)

                                                                                                             Amount at which
                                                                                                                shown in the
Type of Investment                                                             Cost           Value            Balance Sheet
=============================================================================================================================

Fixed maturities:
    Bonds:
        United States Government and government
          agencies and authorities                                       $  582,170      $  596,614               $  596,614
        States, municipalities and political subdivisions                   437,928         440,698                  440,698
        Foreign governments                                                  17,896          18,116                   18,116
        Public utilities                                                     18,856          18,760                   18,760
        All other corporate bonds                                           322,376         327,322                  327,322
    Certificates of deposit                                                  20,587          20,587                   20,587
    Redeemable preferred stock                                               30,889          30,911                   30,911
                                                                         ----------      ----------               ----------
            Total fixed maturities                                        1,430,702      $1,453,008                1,453,008
                                                                         ----------      ==========               ----------

Equity securities:
    Common stocks:
        Banks, trust, and insurance companies                                 8,909      $   11,287               $   11,287
        Industrial, miscellaneous, and all other                            299,301         626,669                  626,669
                                                                         ----------      ----------               ----------
            Total equity securities                                         308,210      $  637,956                  637,956
                                                                         ----------      ==========               ----------

Other long-term investments                                                   9,813                                    9,813
Short-term investments                                                      236,961                                  236,961
                                                                         ----------                               ----------

            Total investments                                            $1,985,686                               $2,337,738
                                                                         ==========                               ==========

                                  SCHEDULE III

                             ALLEGHANY CORPORATION
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                                 (in thousands)

                                                                                1995           1994
                                                                          =========================

ASSETS

Investment securities
   (Cost:  1995 $208,011; 1994 $205,094)                                  $  410,966     $  264,433
Cash                                                                             832          1,495
Accounts and other receivables, less allowances                               19,042         17,190
Property and equipment - at cost, less accumulated depreciation                2,436          2,375
Other assets                                                                  33,078         30,352
Investment in consolidated subsidiaries                                    1,067,229        906,984
                                                                          -------------------------

                                                                          $1,533,583     $1,222,829
                                                                          =========================


LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Other liabilities                                                         $   88,702     $   61,242
Net deferred tax liability                                                   105,115         61,671
Long-term debt                                                                19,123         78,723
                                                                          -------------------------
    Total liabilities                                                        212,940        201,636

Commitments and contingent liabilities

Common stockholders' equity                                                1,320,643      1,021,193
                                                                          -------------------------

                                                                          $1,533,583     $1,222,829
                                                                          =========================




See accompanying Notes to Condensed Financial Statements.

                                  SCHEDULE III

                             ALLEGHANY CORPORATION
                        CONDENSED STATEMENTS OF EARNINGS
                      THREE YEARS ENDED DECEMBER 31, 1995
                                 (in thousands)

                                                                         1995                 1994                 1993
                                                                     ==================================================


Revenues:
  Interest, dividend and other income                                $ 59,967             $ 62,302              $55,305
  Net gain on investment transactions                                  37,836               23,403               13,376
                                                                     --------------------------------------------------
    Total revenues                                                     97,803               85,705               68,681
                                                                     --------------------------------------------------

Costs and Expenses:
  Interest expense                                                      5,832                7,743                6,401
  General and administrative                                           69,694               71,354               64,888
                                                                     --------------------------------------------------
    Total costs and expenses                                           75,526               79,097               71,289
                                                                     --------------------------------------------------

    Operating income (loss)                                            22,277                6,608               (2,608)

Equity in earnings of consolidated subsidiaries                        98,799               86,386               92,111
                                                                     --------------------------------------------------

   Earnings from continuing operations, before income taxes           121,076               92,994               89,503

Income taxes                                                           35,776               24,622                8,654
                                                                     --------------------------------------------------

    Earnings from continuing operations                                85,300               68,372               80,849

Discontinued operations:
  Earnings from discontinued operations, net of tax                         0                6,265               16,703
  Gain on sale of Sacramento Savings, net of tax                            0               62,869                    0
                                                                     --------------------------------------------------

    Net earnings                                                     $ 85,300             $137,506              $97,552
                                                                     ==================================================


See accompanying Notes to Condensed Financial Statements.

                                  SCHEDULE III

                             ALLEGHANY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1995
                                 (in thousands)

                                                                               1995                  1994                 1993
                                                                          ====================================================

CASH FLOWS FROM OPERATING ACTIVITIES
  Earnings from continuing operations                                     $  85,300             $  68,372            $  80,849
  Adjustments to reconcile earnings from continuing operations to cash provided by (used in) continuing operations:
      Depreciation and amortization                                             539                   661                  731
      Net gain on investment transactions                                   (37,836)              (23,403)             (13,376)
      Increase in accounts and other receivables, less allowances            (1,852)                 (773)              (5,160)
      (Increase) decrease in other assets                                    (2,973)               (2,862)               1,573
      Increase (decrease) in other liabilities                               25,811                (2,927)             (20,407)
      Equity in net earnings of consolidated subsidiaries                   (69,859)              (63,812)             (62,976)
                                                                          ----------------------------------------------------
      Net adjustments                                                       (86,170)              (93,116)             (99,615)
                                                                          ----------------------------------------------------
      Cash used in continuing operations                                       (870)              (24,744)             (18,766)
                                                                          ----------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments                                                   (92,005)             (331,992)            (190,482)
  Maturities of investments                                                       0                     0              160,670
  Sales of investments                                                      124,110               135,159               79,103
  Capital contributions to consolidated subsidiaries                        (33,700)               (4,320)             (55,923)
  Capital contributions to discontinued operations                                0                (4,000)              (1,575)
  Cash dividends from consolidated subsidiaries                              69,216                73,039              237,482
  Purchases of property and equipment                                          (354)                 (164)                (243)
  Disposition of property and equipment                                           1                     4                   45
  Proceeds from sale of Sacramento Savings, net of expenses                       0               316,348                    0
  Purchase of real estate and real estate related assets
    related to the sale of Sacramento Savings                                     0              (116,089)                   0
  Purchase of Underwriters Re                                                     0                     0             (203,865)
                                                                          ----------------------------------------------------
    Net cash provided by investing activities                                67,268                67,985               25,212
                                                                          ----------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                                     (129,600)             (341,000)                   0
  Proceeds of long-term debt                                                 70,000               307,000                    0
  Purchase of treasury shares                                                (7,605)              (10,127)              (7,897)
  Common stock distributions                                                    144                   (75)               1,753
                                                                          ----------------------------------------------------
    Net cash used in financing activities                                   (67,061)              (44,202)              (6,144)
                                                                          ----------------------------------------------------
    Net (decrease) increase in cash                                            (663)                 (961)                 302
Cash at beginning of year                                                     1,495                 2,456                2,154
                                                                          ----------------------------------------------------
CASH AT END OF YEAR                                                       $     832             $   1,495            $   2,456
                                                                          ====================================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest                                                              $   5,982             $   7,869            $   6,401
    Income taxes                                                          $  11,979             $  44,226            $  46,236


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In 1995, Alleghany made a noncash capital contribution to its consolidated subsidiaries by contributing a newly acquired company with a cost basis of $4,480.
In 1994, Alleghany made a noncash capital contribution of $76,478 to its consolidated subsidiaries by contributing investment securities with a cost basis of $74,213, a newly acquired company with a cost basis of $1,900 and a partnership interest with a cost basis of $365. The Company contributed the real estate and real estate related assets of $116,089 purchased in connection with the sale of Sacramento Savings net of additional reserves to a consolidated subsidiary. In addition, in connection with dissolving a previously consolidated subsidiary, the Company relieved said subsidiary of $34,250 of its long term debt and received from said subsidiary investment securities with a cost basis of $5,209.
In 1993, Alleghany made a noncash capital contribution of $16,315 to its consolidated subsidiaries and discontinued operations by contributing a partnership interest with a cost basis of $2,525 and investment securities with a cost of $13,790.



See accompanying Notes to Condensed Financial Statements.

                                  SCHEDULE III

                             ALLEGHANY CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (in thousands)


1. INVESTMENT IN CONSOLIDATED SUBSIDIARIES. Reference is made to Notes 2 and 3 of the Notes to Consolidated Financial Statements incorporated herein by reference for information regarding the acquisition of Credit Data Reporting Services, Montag & Caldwell, Inc., and
Underwriters Re and the sale of Sacramento Savings Bank.

2. LONG-TERM DEBT. Reference is made to Note 7 of the Notes to Consolidated Financial Statements incorporated herein by reference for information regarding the significant provisions of long-term debt of Alleghany. Included in long-term debt in the accompanying condensed balance sheets is $19,123 in 1995 and 1994 of intercompany notes payable due to Alleghany Funding.

3.      INCOME TAXES. Reference is made to Note 8 of the Notes to
Consolidated Financial Statements incorporated herein by reference.

4. COMMITMENTS AND CONTINGENCIES. Reference is made to Note 11 of the Notes to Consolidated Financial Statements incorporated herein by reference.

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

                                   SCHEDULE V

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
                                 (in thousands)

                                               AT DECEMBER 31
                           --------------------------------------------------

                                            FUTURE
                                            POLICY                   OTHER
                                            BENEFITS,                POLICY
                           DEFERRED         LOSSES,                  CLAIMS
                           POLICY           CLAIMS                   AND
                           ACQUISITION      AND LOSS     UNEARNED    BENEFITS
 YEAR         SEGMENT      COST             EXPENSES     PREMIUMS    PAYABLE
======    =============    ==================================================

1995      Title                $     0    $  529,915      $     0         $0
                           ==================================================
          Property
          and casualty
          reinsurance          $16,951    $1,014,000      $74,561         $0
                           ==================================================


1994      Title                $     0    $  536,068      $     0         $0
                           ==================================================
          Property
          and casualty
          reinsurance          $11,325    $  940,527      $52,828         $0
                           ==================================================


1993      Title                $     0    $  523,123      $     0         $0
                           ==================================================
          Property
          and casualty
          reinsurance *        $10,363    $  861,204      $49,078         $0
                           ==================================================


                                                     FOR THE YEAR ENDED DECEMBER 31
                           ------------------------------------------------------------------------------


                                                     BENEFITS,
                                                     CLAIMS,       AMORTIZATION
                                                     LOSSES        OF DEFERRED
                                        NET          AND           POLICY           OTHER
                              PREMIUM   INVESTMENT   SETTLEMENT    ACQUISITION      OPERATING    PREMIUMS
 YEAR         SEGMENT         REVENUE   INCOME       EXPENSES      COSTS            EXPENSES     WRITTEN
======    =============    ==============================================================================

1995      Title            $  953,364      $45,361     $ 81,385         $     0    $  989,775    $      0
                           ==============================================================================
          Property
          and casualty
          reinsurance      $  277,507      $50,173     $203,108         $63,617    $   29,833    $291,995
                           ==============================================================================


1994      Title            $1,162,207      $39,850     $ 94,845         $     0    $1,138,921    $      0
                           ==============================================================================
          Property
          and casualty
          reinsurance      $  190,279      $41,226     $153,056         $38,883    $   24,200    $200,596
                           ==============================================================================


1993      Title            $1,236,165      $37,736     $121,864         $     0    $1,177,507    $      0
                           ==============================================================================
          Property
          and casualty
          reinsurance *    $   32,703      $10,390     $ 25,131         $ 6,020    $    6,406    $ 36,172
                           ==============================================================================

* On October 7, 1993, the Company acquired URC Holdings Corp., whose principal subsidiary is Underwriters Reinsurance Company. The acquisition for accounting purposes was effective as of October 1, 1993. Accordingly, results of operations are from October 1, 1993.

                                  SCHEDULE VI

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                                  REINSURANCE
                      THREE YEARS ENDED DECEMBER 31, 1995
                                 (in thousands)


                                                                                                     PERCENTAGE
                                                      CEDED TO        ASSUMED                        OF AMOUNT
                                         GROSS          OTHER        FROM OTHER         NET           ASSUMED
YEAR            SEGMENT                  AMOUNT       COMPANIES      COMPANIES         AMOUNT         TO NET
====      ======================      =========================================================================

1995      Title premiums              $  953,364      $  5,872       $   2,012      $  949,504            0.21%
                                      =========================================================================
          Property and casualty
          reinsurance premiums        $   42,413      $ 85,234       $ 320,328      $  277,507          115.43%
                                      =========================================================================



1994      Title premiums              $1,162,207      $  5,250       $   2,771      $1,159,728            0.24%
                                      =========================================================================
          Property and casualty
          reinsurance premiums        $    8,821      $ 69,299       $ 250,757      $  190,279          131.78%
                                      =========================================================================


1993      Title premiums              $1,236,165      $  5,547       $   1,865      $1,232,483            0.15%
                                      =========================================================================
          Property and casualty
          reinsurance premiums *      $    4,218      $  9,994       $  38,479      $   32,703          117.66%
                                      =========================================================================




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

                                   SCHEDULE X

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
   SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                 (in thousands)


                                          DISCOUNT,
                                          IF ANY,
                             RESERVES     DEDUCTED                                             CLAIMS AND CLAIM
                             FOR          IN RESERVES                                        ADJUSTMENT EXPENSES
                             UNPAID       FOR UNPAID                                         INCURRED RELATED TO
               DEFERRED      CLAIMS       CLAIMS                                             -------------------
AFFILIATION    POLICY        AND CLAIM    AND CLAIM                            NET           (1)           (2)
WITH           ACQUISITION   ADJUSTMENT   ADJUSTMENT    UNEARNED   EARNED      INVESTMENT    CURRENT       PRIOR
REGISTRANT     COST          EXPENSES     EXPENSES      PREMIUMS   PREMIUMS    INCOME        YEAR          YEAR
============   ==================================================================================================
1995

Consolidated
property-
casualty
entities          $ 16,951   $1,014,000           $0     $74,561    $277,507      $50,173   $199,783       $3,325
                  ===============================================================================================


1994

Consolidated
property-
casualty
entities          $ 11,325   $  940,527           $0     $52,828    $190,279      $41,226   $146,416       $6,630
                  ===============================================================================================


1993

Consolidated
property-
casualty
entities  *       $ 10,363   $  861,204           $0     $49,078    $ 32,703      $10,390   $ 25,131       $    0
                  ===============================================================================================

                  AMORTIZATION
                  OF DEFERRED    PAID CLAIMS
AFFILIATION       POLICY         AND CLAIM
WITH              ACQUISITION    ADJUSTMENT   PREMIUMS
REGISTRANT        COSTS          EXPENSES     WRITTEN
============      ====================================
1995

Consolidated
property-
casualty
entities               $63,617      $111,005  $291,995
                  ====================================


1994

Consolidated
property-
casualty
entities               $38,883      $126,114  $200,596
                  ====================================


1993

Consolidated
property-
casualty
entities  *            $ 6,020      $ 27,876  $ 36,172
                  ====================================

* On October 7, 1993, the Company acquired URC Holdings Corp., whose principal subsidiary is Underwriters Reinsurance Company. The acquisition, for accounting purposes, was effective as of October 1, 1993. Accordingly, results of operations are from October 1, 1993.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Alleghany Corporation:

Under date of February 22, 1996, we reported on the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, changes in common stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995 as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at December 31, 1993.



/s/ KPMG Peat Marwick LLP

New York, New York
February 22, 1996

                                  EXHIBIT INDEX



EXHIBIT NUMBER           DESCRIPTION
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

      3.02 By-Laws of Alleghany as amended April 18, 1995, filed as Exhibit 3.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference .

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

-------------------
      *  Compensatory plan or arrangement.

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

          *10.03 Agreement dated August 18, 1994 between Alleghany and Theodore E. Somerville, filed as Exhibit 10.03 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

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

------------------------
         *  Compensatory plan or arrangement.

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

          *10.06 Alleghany 1993 Long-Term Incentive Plan, as amended and restated effective as of January 1, 1994, filed as Exhibit 10.06(b) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

           *10.07 Alleghany Supplemental Death Benefit Plan dated as of May 15, 1985 and effective as of January 1, 1985, filed as Exhibit 10.08 to Old Alleghany's Annual Report on Form 10-K for the year ended December 31, 1985, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

          *10.08(a)        Trust Agreement Amendment made as of July 8, 1994
                           between Alleghany and Chemical Bank.

          *10.08(b)        Alleghany Retirement Plan, as amended and restated on
                           March 14, 1995, filed as Exhibit 10.08(c) to
                           Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

          *10.09 Alleghany Retirement COLA Plan dated and effective as of January 1, 1992, as adopted on March 17, 1992, filed as Exhibit 10.7 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

          *10.10 Description of Alleghany Group Long Term Disability Plan effective as of July 1, 1995.

------------------------
         *  Compensatory plan or arrangement.

          *10.11 Alleghany Amended and Restated Directors' Stock Option Plan effective as of April 20, 1993, filed as
                            Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

          *10.12 Alleghany Directors' Equity Compensation Plan, effective as of January 16, 1995, filed as Exhibit
                            10.11 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

          *10.13 Alleghany Non-Employee Directors' Retirement Plan effective July 1, 1990, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

          *10.14(a)         Employment Agreement dated as of January 1, 1992,
                            and Amendment to Employment Agreement dated as of January 1, 1993, among CT&T, Alleghany and Richard
                            P. Toft, filed as Exhibit 10.12 to Alleghany's
                            Annual Report on Form 10-K for the year ended
                            December 31, 1992, is incorporated herein by reference.

          *10.14(b)         Second Amendment to Employment Agreement dated as of
                            January 1, 1994, among CT&T, Alleghany and Richard
                            P. Toft, filed as Exhibit 10.11(b) of Alleghany's
                            Annual Report on Form 10-K for the year ended
                            December 31, 1993 is incorporated herein by reference.

          *10.14(c)         Third Amendment to Employment Agreement dated as of
                            October 31, 1994, among CT&T, Alleghany and Richard
                            P. Toft, filed as Exhibit 10.1 of Alleghany's
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 1994, is incorporated herein by reference.

-----------------------
         *  Compensatory plan or arrangement.

          *10.15 Split/Owner "Split Dollar" Life Insurance Plan Assignment dated March 19, 1986 by and between Richard P. Toft and CT&T, filed as Exhibit 10.10(c) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

          *10.16 Description of CT&T Presidents' Plan, adopted and effective as of July 1, 1985 and as amended as of January 26, 1993, filed as Exhibit 10.14 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

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

          *10.19 CT&T Excess Benefits Pension Plan, effective January 1, 1987, as amended by First Amendment to CT&T Excess Benefits Pension Plan dated May 5, 1994, effective as of January 1, 1994, filed as Exhibit
                            10.19 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

-------------------
         *  Compensatory plan or arrangement.

          *10.20 CT&T Executive Salary Continuation Plan effective as of January 1, 1979, as adopted on August 23, 1978, filed as Exhibit 10.15 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

          *10.21(a)          Description of compensatory arrangement between
                             Alleghany and Paul F. Woodberry, filed as Exhibit
                             10.21 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

          *10.21(b)          Description of long-term incentive arrangement
                             between Alleghany and Paul F. Woodberry.

         10.22 Revolving Credit Loan Agreement dated as of June 14, 1995 among Alleghany and Chemical Bank, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, is incorporated herein by reference.

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

------------------------
         *  Compensatory plan or arrangement.

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

         10.28(a) Note Purchase Agreement dated as of January 15, 1995 by and among Alleghany Properties, Inc., Alleghany and Hartford Life Insurance Company Separate Account CRC (the "Alleghany Properties Note Purchase Agreement"), filed as Exhibit 10.28(a) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference. Agreements dated as of January 15, 1995 among Alleghany Properties, Inc., Alleghany and each of Transamerica Life Insurance & Annuity Company, Transamerica Occidental Life Insurance Company, United of Omaha Life Insurance Company, Mutual of Omaha Insurance Company, The Lincoln National Life Insurance Company, Knights of Columbus and Woodmen Accident and Life Company are omitted pursuant to Instruction 2 of Item 601 of Regulation S-K.

         10.28(b) List of Contents of Annexes and Exhibits to the Alleghany Properties Note Purchase Agreement, filed as Exhibit 10.28(b) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

         10.28(c) Amendment to Alleghany Properties Note Purchase Agreement dated as of June 23, 1995 among Alleghany, Alleghany Properties, Inc. and the Purchasers listed on Annex 1 to the Alleghany Properties Note Purchase Agreement, filed as
                             Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, is incorporated herein by reference.

         10.28(d) Amendment No. 2 to Alleghany Properties Note Purchase Agreement dated as of November 6, 1995 among Alleghany, Alleghany Properties, Inc. and the Purchasers listed on Annex 1 to the Alleghany Properties Note Purchase Agreement.

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

         10.30(b) Intercreditor and Collateral Agency Agreement dated as of August 1, 1990 among Manufacturers Hanover Trust Company, Barclays Bank PLC and Alleghany Funding Corporation, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

         10.30(c) Interest Rate and Currency Exchange Agreement dated as of August 14, 1990 between Barclays Bank PLC and Alleghany Funding Corporation, and related Confirmation dated August 13, 1990 between Barclays Bank PLC and Alleghany Funding Corporation, filed as
                            Exhibit 10.2 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, are incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

         10.30(d) Indenture dated as of August 1, 1990 between Alleghany Funding Corporation and Manufacturers Hanover Trust Company, filed as Exhibit 10.3 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

         10.31(a) Acquisition Agreement dated as of November 29, 1990 by and between CT&T and Westwood Equities Corporation (the "Ticor Acquisition Agreement"), filed as Exhibit (2)(i) to Alleghany's Current Report on Form 8-K dated December 21, 1990, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

         10.31(b) List of Contents of Schedules to the Ticor Acquisition Agreement, filed as Exhibit 2(ii) to Alleghany's Current Report on Form 8-K dated December 21, 1990, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

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

         10.31(f) Letter Agreement dated December 13, 1994 between CT&T and Bank of America Illinois (previously known as Continental Bank) relating to the transfer of Continental Bank's risk management business to Bank of America National Trust and Savings Association, filed as Exhibit 10.31(f) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

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

         10.36(a) Amended and Restated Credit Agreement dated as of March 10, 1995 (the "World Minerals Credit Agreement") among Mineral Holdings Inc., World Minerals, the banks named therein, NationsBanks, N.A. (Carolinas), Bank of America National Trust and Savings Association and Chemical Bank.

         10.36(b) List of Contents of Exhibits and Annexes to World Minerals Credit Agreement which are not being filed herewith. Alleghany hereby agrees to furnish to the Commission supplementally a copy of any omitted Exhibit or Annex upon request.

         10.36(c) Letter Agreement dated January 23, 1992 between Celite and Bank of America National Trust and Savings Association relating to an interest rate swap effective January 16, 1992, filed as Exhibit
                             10.37 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

         10.36(d) Letter Agreement dated January 13, 1992 between Celite and Chemical Bank relating to an interest rate swap effective January 13, 1992, filed as
                             Exhibit 10.38 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

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

         10.39(g) Amendment No. 1 to Underwriters Stock Purchase Related Agreement effective as of January 1, 1995 among stockholders named in Schedule 1 thereto and Alleghany.

         10.39(h) Letter amendment dated April 6, 1995 to Underwriters Stock Purchase Related Agreement, as supplemented and amended, among certain persons named therein and Alleghany, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

         10.39(i) Credit Agreement dated as of November 16, 1992 (the "Underwriters Credit Agreement") among Underwriters Re Corporation, a predecessor of URC Holdings Corp., the lenders named therein and The First National Bank of Chicago.

         10.39(j) List of Contents of Exhibits and Schedules to Underwriters Credit Agreement which are not being filed herewith. Alleghany hereby agrees to furnish to the Commission supplementally a copy of any Exhibit or Schedule upon request.

         10.39(k) Amendment No. One to Underwriters Credit Agreement dated as of April 23, 1993.

         10.39(l) Assignment and Assumption, Waiver and Amendment Agreement dated as of October 7, 1993 by and among Underwriters Re Corporation, URC Holdings Corp., the undersigned lenders and The First National Bank of Chicago.

         10.39(m) Amendment No. 2 to Underwriters Credit Agreement dated as of February 1, 1994.

         10.39(n) Amendment No. 3 to Underwriters Credit Agreement dated as of September 29, 1995.

         10.40(a) Agreement and Plan of Merger dated as of August 31, 1995, among Credit Data Reporting Services, Inc., Credit Data of Hudson Valley Inc., The Juhl Corporation (collectively, the "Companies"), Alleghany Acquisition Corporation, Alleghany and each of the shareholders of the Companies (the "Credit Data Merger Agreement"), filed as Exhibit
                             2.1 to Alleghany's Registration Statement on Form S-3 (Registration No. 62477), is incorporated herein by reference.

         10.40(b) List of Contents of Exhibits to the Credit Data Merger Agreement, filed as Exhibit 2.2 to Alleghany's Registration Statement on Form S-3 (Registration No. 62477), is incorporated herein by reference.

         13 Pages 1 through 3, pages 5 through 14, and pages 16 through 35 of the Annual Report to Stockholders of Alleghany for the year 1995.

         21                  List of subsidiaries of Alleghany.

         23 Consent of KPMG Peat Marwick LLP, independent certified public accountants, to the incorporation by reference of their reports relating to the financial statements and related schedules of Alleghany and subsidiaries in Alleghany's Registration Statements on Form S-8 (Registration No. 33-27598), Form S-8 (Registration No. 333-323),
                             Form S-3 (Registration No. 33-55707) and Form S-3 (Registration No. 33-62477).

         27                  Financial Data Schedule.

         28(p) Information from reports furnished to state insurance regulatory authorities by Underwriters Reinsurance Company, Commercial Underwriters Insurance Company, and Underwriters Insurance Company is filed under cover of Form SE, pursuant to Rule 311(c) of Regulation S-T.