Form 10-Q
period 1996-03-31
ALLEGHANY CORP /DE
filed 1996-05-09
CIK 775368

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.

                                        FORM 10-Q

                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR QUARTER ENDED MARCH 31, 1996

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

                        375 PARK AVENUE, NEW YORK, NEW YORK 10152
                        -----------------------------------------
                ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE

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

                                        7,198,660
                                        ---------
                                 (AS OF MARCH 31, 1996)

                           PART I.  FINANCIAL INFORMATION
                           ITEM 1.  FINANCIAL STATEMENTS

                       ALLEGHANY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EARNINGS
                             FOR THE THREE MONTHS ENDED
                              MARCH 31, 1996 AND 1995
             (dollars in thousands, except share and per share amounts)
                                    (unaudited)

                                                           1996        1995
                                                        ---------   ---------
    REVENUES
        Title premiums, escrow and trust fees            $291,122    $243,948
        Net reinsurance premiums earned                    82,976      68,777
        Interest, dividend and other income                45,997      45,355
        Net mineral and filtration sales                   47,582      41,279
        Net gain (loss) on investment transactions            416      (2,307)
                                                        ---------   ---------
            Total revenues                                468,093     397,052
                                                        ---------   ---------

    COSTS AND EXPENSES
        Salaries, commissions and other employee
          benefits                                        129,139     208,354
        Administrative, selling and other operating
          expenses                                        200,030      82,884
        Provisions for title losses and other claims       14,014      19,449
        Property and casualty losses and loss
          adjustment expenses                              58,518      49,480
        Cost of mineral and filtration sales               31,449      27,809
        Interest expense                                    6,170       6,776
        Corporate administration                            4,069       2,581
                                                        ---------   ---------
            Total costs and expenses                      443,389     397,333
                                                        ---------   ---------

            Earnings (loss) from continuing
              operations, before income taxes              24,704        (281)

    Income taxes                                            7,893      (1,074)
                                                        ---------   ---------

            Net earnings from continuing operations        16,811         793
                                                        ---------   ---------












    Discontinued operations
        Earnings from discontinued operations, net
          of tax                                                0           0
                                                        ---------   ---------
            Net earnings                                  $16,811        $793
                                                        =========   =========

    EARNINGS PER SHARE OF COMMON STOCK
        Operations                                          $2.33       $0.11
        Discontinued operations                              0.00        0.00
                                                        ---------   ---------
            Total earnings per share                        $2.33       $0.11
                                                        =========   =========

    DIVIDENDS PER SHARE OF COMMON STOCK                         *           *
                                                        =========   =========

    AVERAGE NUMBER OF OUTSTANDING SHARES OF
      COMMON STOCK**                                    7,217,086   7,045,662
                                                        =========   =========

    [FN]
    * In March 1996 and 1995, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
    ** Adjusted to reflect common stock dividends declared in March 1996 and 1995.

                       ALLEGHANY CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1996 AND DECEMBER 31, 1995
            (dollars in thousands, except share and per share amounts)

                                                                                      March 31,
                                                                                        1996       December 31,
                                                                                     (Unaudited)      1995
                                                                                     -----------   ------------
    ASSETS

      Investments:
        Fixed maturities - available for sale:
          U.S. Government, government
            agency and municipal obligations    (amortized cost $1,020,356)        $1,023,878    $1,037,312
          Certificates of deposit and
            commercial paper                    (amortized cost    135,442)           135,442        90,902
          Bonds, notes and other                (amortized cost    739,024)           484,189       571,568
        Equity securities                       (cost              311,234)           674,046       637,956
                                                                                   ----------    ----------
                                                                                    2,317,555     2,337,738

      Cash                                                                            234,453       178,068
      Notes receivable                                                                 91,536        91,536
      Funds held, accounts and other
        receivables                                                                   310,054       301,290
      Title records and indexes                                                       151,549       155,170
      Property and equipment - at cost, less
        accumulated depreciation and
        amortization                                                                  275,789       272,289
      Reinsurance receivable                                                          397,650       399,783
      Other assets                                                                    395,671       386,640
                                                                                   ----------    ----------

                                                                                   $4,174,257    $4,122,514
                                                                                   ==========    ==========




















      LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

        Title losses and other claims                                                $519,410      $530,986
        Property and casualty losses and loss adjustment expenses                   1,035,974     1,014,000
        Other liabilities                                                             512,484       538,750
        Long-term debt of parent company                                               23,000             0
        Long-term debt of subsidiaries                                                318,602       331,689
        Net deferred tax liability                                                     31,102        21,659
        Trust and escrow deposits secured by pledged assets                           397,163       364,787
                                                                                   ----------    ----------
          Total liabilities                                                         2,837,735     2,801,871

        Common stockholders' equity                                                 1,336,522     1,320,643
                                                                                   ----------    ----------

                                                                                   $4,174,257    $4,122,514
                                                                                   ==========    ==========

    SHARES OF COMMON STOCK OUTSTANDING                                              7,198,660     7,237,559  *
                                                                                   ==========    ==========

    COMMON STOCKHOLDERS' EQUITY PER SHARE                                             $185.66       $182.47  *
                                                                                   ==========    ==========

    [FN]
    *   Adjusted to reflect the common stock dividend declared in March 1996.

                       ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTHS ENDED
                              MARCH 31, 1996 AND 1995
                               (dollars in thousands)
                                    (unaudited)

                                                           1996        1995
                                                        ---------   ---------
    Cash flows from operating activities
        Earnings from continuing operations              $16,811         $793
        Adjustments to reconcile earnings from
          continuing operations to cash
          provided by continuing operations:
            Depreciation and amortization                 12,548       10,549
            Net loss (gain) on investment transactions    (1,028)       2,307
            Other charges to continuing operations, net      729         (720)
            Increase in funds held, accounts and other
              receivables                                 (8,764)     (45,723)
            Decrease (increase) in reinsurance
              receivable                                   2,133       (5,407)
            (Decrease) increase in title losses and
              other claims                               (11,576)      (6,681)
            Increase in property and casualty loss and
              loss adjustment expenses                    21,974       30,460
            Decrease (increase) in other assets          (13,182)       6,609
            Decrease in other liabilities                (20,695)     (15,528)
            Increase (decrease) in trust and escrow
              deposits                                    32,376      (33,967)
                                                        --------     --------
                Net adjustments                           14,515      (58,101)
                                                        --------     --------
                Cash used in continuing operations        31,326      (57,308)
                                                        --------     --------
                Cash provided by discontinued
                  operations                                   0            0
                                                        --------     --------
                Cash used in operations                   31,326      (57,308)
                                                        --------     --------


















    CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of investments                         (139,914)    (155,552)
        Maturities of investments                        115,671      133,465
        Sales of investments                              55,430       98,170
        Purchases of property and equipment              (11,775)      (5,904)
        Disposition of property and equipment              1,151        3,080
        Net sales of title records and indexes             3,621         (102)
                                                        --------     --------
            Net cash provided by investing activities     24,184       73,157
                                                        --------     --------

    CASH FLOWS FROM FINANCING ACTIVITIES
        Principal payments on long-term debt             (62,266)     (11,022)
        Proceeds of long-term debt                        73,000       55,000
        Purchase of treasury shares                      (11,884)        (778)
        Common stock distributions                         2,025        2,224
                                                        --------     --------
            Net cash provided by (used in) financing
              activities                                     875       45,424
                                                        --------     --------
            Net increase in cash                          56,385       61,273
    Cash at beginning of period                          178,068      107,942
                                                        --------     --------
    Cash at end of period                               $234,453     $169,215
                                                        ========     ========

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
        Cash paid during the period for:
            Interest                                      $6,200       $5,372
            Income taxes                                 $21,242       $2,151


                     Notes to Consolidated Financial Statements


                   This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K Report") of Alleghany Corporation (the "Company").

                   The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

         Contingencies
         -------------

                   The Company's subsidiaries and division are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of March 31, 1996.


         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   -------------------------------------------------
                   CONDITION AND RESULTS OF OPERATIONS.
                   -----------------------------------

                   The Company reported net earnings of $16.8 million on revenues of $468.1 million in the 1996 first quarter, compared with $0.8 million on revenues of $397.1 million in the 1995 first quarter.

                   Chicago Title and Trust Company ("CT&T") contributed pre-tax earnings of $14.8 million on revenues of $306.5 million, compared with a pre-tax loss of $12 million on revenues of $258.3 million in the 1995 first quarter.

                   Although the first quarter is characteristically a slow period for the title industry, CT&T's title operations in the first quarter of 1996 reflected active real estate markets, including an increase in home mortgage refinancings, as well as the benefits of expense reduction efforts undertaken in 1995. In contrast, results for the first quarter of 1995 showed a dramatic decline in title revenues from prior quarters reflecting severely depressed markets and CT&T's inability to reduce its expenses in line with the drop-off in revenue.

                   CT&T's 1996 first quarter results included a $4.2 million pre-tax charge to write down the carrying value of title plants and goodwill in connection with the implementation of Financial Accounting Standards Board Statement No. 121. In addition CT&T's 1996 first quarter included pre-tax earnings of $8.0 million in respect of a reduction in title claims reserves resulting from a reexamination of such reserves.

                   CT&T's flood certification and credit reporting businesses (acquired in May and August 1995, respectively) contributed pre-tax earnings of $1.2 million in the 1996 first quarter.

                   CT&T's Financial Services Group contributed pre-tax operating income to CT&T of about $2.8 million in the 1996 first quarter, an increase of about 25.3 percent over the 1995 first quarter contribution of $2.2 million. As of March 31, 1996, the Financial Services Group managed $11.1 billion in assets.

                   Underwriters Reinsurance Company ("Underwriters") contributed pre-tax earnings of $6.9 million on revenues of $96.7 million in the first quarter of 1996, compared with pre-tax earnings of $6.6 million on revenues of $77.7 million in the first quarter of 1995. Net earned premiums for the 1996 quarter were $83.0 million, compared with $68.8 million in the prior year's quarter, reflecting increased business. Commissions and brokerage expenses also increased in 1996 primarily because of the increase in business written and a change in the mix of treaty business having higher ceding commissions paid but lower assumed levels of risk. 1995 results included a pre-tax benefit from IBNR (incurred but not reported) reserve reductions of about $3.4 million, and a pre-tax loss on investments of about $2.3 million incurred in connection with Underwriters' investment portfolio restructuring.

                   World Minerals Inc. ("World Minerals") contributed pre-tax earnings of $4.6 million in the first quarter of 1996 on revenues of $47.6 million, compared with $5.1 million on revenues of $41.8 million in the first quarter of 1995. The increase in revenues primarily reflects results of strategic acquisitions since the 1995 first quarter. Pre-tax earnings declined due to increased debt and related interest expense for strategic acquisitions and joint ventures, start-up costs related to World

         Minerals' Chinese joint ventures and lower foreign exchange gains in the 1996 quarter compared with the year earlier quarter.

                   As of March 31, 1996, the Company beneficially owned approximately 7.43 million shares, or 5.2 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation, which had an aggregate market value on that date of approximately $613.1 million, or $82.50 per share. The aggregate cost of such shares is approximately $253.7 million, or $34.15 per share.

                   The Company's results in the first quarter of 1996 are not necessarily indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds, cash revenues and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.


                            PART II.  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS.
                  ------------------

                   The federal tax returns of the Company and its consolidated subsidiaries for the tax years 1991 and 1992 are being audited by the Internal Revenue Service ("IRS"). By letter dated December 27, 1995, the IRS proposed adjustments to the Company's federal income tax liability for the 1988, 1991 and 1992 tax years totalling about $6.7 million. The status of such proposed adjustments was last reported in Item 3 of Part I of the Company's 1995 Form 10-K Report.

                   On March 29, 1996, the Company filed a protest relating to most of the adjustments proposed by the IRS, and requested a
         conference with the IRS Appeals Office.   As previously reported,
         the IRS proposed, among other things, to disallow about $3.3 million of bad debt deductions claimed by Ticor Title and its subsidiaries (the "Ticor Group") after CT&T's acquisition of the Ticor Group in 1991. The IRS has taken the position that the Ticor Group failed to demonstrate that the receivables giving rise to the bad debts were not worthless earlier than the period in which the bad debt deductions were claimed. In its protest, the Company contested the methodology and legal analysis of the IRS with respect to about $2.3 million of such proposed adjustments. To the extent that any adjustment in respect of these bad debt deductions is made, the pre-acquisition net operating loss carryforward of the Ticor Group should be increased by an amount which corresponds to the reduction in such bad debt deductions.

                   In addition, the IRS proposed adjustments increasing taxable income for the 1991 and 1992 tax years by a total of about $7.1 million in connection with the assets acquired by the Company and subsequently contributed to Celite Corporation upon its formation. The proposed adjustments are based on (i) a higher valuation of the ore reserves in Lompoc, California and No Agua, New Mexico than the valuation used by the Company, which was based on an initial appraisal obtained at the time of the Company's purchase of these assets, and (ii) a longer amortization period for certain computer software.

                   With respect to the valuation of the ore reserves, the Company submitted with its protest the results of a new independent appraisal of the ore reserves, which supported the Company's initial appraisal and which identified certain flaws in the IRS appraisal.

                   With respect to the computer software, the IRS asserted that a portion of such software was not available for purchase by the general public and was therefore subject to a longer amortization period than that claimed by the Company. The Company submitted with its protest information received from the vendors of certain of such software which supported the Company's position, and asserted in its protest that other portions of this proposed adjustment were not adequately supported by the IRS.

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
                   --------------------------------

                   (a)  Exhibits.
                        ---------

         Exhibit
         Number                     Description
         --------                   -----------

         10.1 Amendments to the Alleghany Corporation Retirement Plan, effective as of January 1, 1996.

         27             Financial Data Schedule


                   (b)  Reports on Form 8-K.
                        --------------------

                   No reports on Form 8-K were filed during the first quarter of 1996.

                                     SIGNATURES

                   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        ALLEGHANY CORPORATION
                        ---------------------
                        Registrant


         Date:  May 9, 1996



                        /s/ David B. Cuming
                        -----------------------
                        David B. Cuming
                        Senior Vice President
                        (and principal financial officer)

                                   Exhibit Index
                                   -------------

              Exhibit
              Number                             Description
              --------                           -----------

              10.1 Amendments to the Alleghany Corporation Retirement Plan, effective as of January 1,
                                             1996.

              27                             Financial Data Schedule