Form 10-Q
period 1996-06-30
ALLEGHANY CORP /DE
filed 1996-08-13
CIK 775368

                           SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.

                                        FORM 10-Q

                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                             FOR QUARTER ENDED JUNE 30, 1996

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

                                       51-0283071
                                       ----------
                 INTERNAL REVENUE SERVICE EMPLOYER IDENTIFICATION NUMBER

                       375 PARK AVENUE, NEW YORK, NEW YORK  10152
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

                                        7,183,394
                                        ---------
                                  (AS OF JUNE 30, 1996)

                             PART I.  FINANCIAL INFORMATION
                              ITEM 1.  FINANCIAL STATEMENTS


                         ALLEGHANY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF EARNINGS
                               FOR THE THREE MONTHS ENDED
                                 JUNE 30, 1996 AND 1995
               (dollars in thousands, except share and per share amounts)
                                       (unaudited)

                                                                 1996    1995***
                                                            --------------------
    Revenues
      Title premiums, escrow and trust fees                  $332,608   $257,832
      Net reinsurance premiums earned                          94,774     68,319
      Interest, dividend and other income                      45,626     43,559
      Net mineral and filtration sales                         51,251     45,403
      Net gain on investment transactions                         784         63
                                                            --------------------
        Total revenues                                        525,043    415,176
                                                            --------------------

    Costs and expenses
      Agents' commissions and brokerage expenses              141,880    108,408
      Salaries, administrative, selling and other expenses    209,048    170,963
      Provisions for title losses and other claims             23,694     19,197
      Property and casualty losses and loss adjustment
        expenses                                               70,051     50,547
      Cost of mineral and filtration sales                     34,272     29,421
      Interest expense                                          6,722      7,285
      Corporate administration                                  5,230      4,034
                                                            --------------------
        Total costs and expenses                              490,897    389,855
                                                            --------------------

        Earnings before income taxes                           34,146     25,321

    Income taxes                                               11,348      8,132
                                                            --------------------

        Net earnings                                         $ 22,798   $ 17,189
                                                            ====================

    Earnings per share of common stock                          $3.17      $2.39
                                                            ====================







    Dividends per share of common stock                             *          *
                                                            ====================

    Average number of outstanding shares of common stock**  7,189,374  7,192,798
                                                            ====================

              * In March 1995 and 1996, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

              ** Adjusted to reflect common stock dividends declared in March 1996.

              ***  Restated to conform to the current year's presentation.

                         ALLEGHANY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF EARNINGS
                                FOR THE SIX MONTHS ENDED
                                 JUNE 30, 1996 AND 1995
               (dollars in thousands, except share and per share amounts)
                                       (unaudited)

                                                               1996     1995***
                                                          ---------------------
    Revenues
      Title premiums, escrow and trust fees                $623,730    $501,780
      Net reinsurance premiums earned                       177,750     137,096
      Interest, dividend and other income                    91,623      88,914
      Net mineral and filtration sales                       98,833      86,682
      Net gain (loss) on investment transactions              1,200      (2,244)
                                                          ---------------------
        Total revenues                                      993,136     812,228
                                                          ---------------------

    Costs and expenses
      Agents' commissions and brokerage expense             271,019     225,004
      Salaries, administrative, selling and other expenses  409,078     345,605
      Provisions for title losses and other claims           37,708      38,646
      Property and casualty losses and loss adjustment
        expenses                                            128,569     100,027
      Cost of mineral and filtration sales                   65,721      57,230
      Interest expense                                       12,892      14,061
      Corporate administration                                9,299       6,615
                                                          ---------------------
        Total costs and expenses                            934,286     787,188
                                                          ---------------------

        Earnings before income taxes                         58,850      25,040

    Income taxes                                             19,241       7,058
                                                          ---------------------

        Net earnings                                        $39,609     $17,982
                                                          =====================

    Earnings per share of common stock                        $5.50       $2.50
                                                          =====================

    Dividends per share of common stock                           *           *
                                                          =====================







    Average number of outstanding shares of common
      stock**                                             7,203,883   7,188,944
                                                          =====================


              * In March 1995 and 1996, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
              ** Adjusted to reflect common stock dividends declared in March 1996.
              ***  Restated to conform to the current year's presentation.

                         ALLEGHANY CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                           JUNE 30, 1996 AND DECEMBER 31, 1995
               (dollars in thousands, except share and per share amounts)

                                                                               June 30,    December 31,
                                                                                  1996             1995
                                                                           (Unaudited)
                                                                           ----------------------------

    Assets

    Investments:
       Fixed maturities - available for sale:
          U.S. Government, government agency
             and municipal obligations      (amortized cost $1,040,091)    $1,034,184        $1,037,312
          Certificates of deposit and
             commercial paper               (amortized cost    304,028)       304,028            90,902
          Bonds, notes and other            (amortized cost    520,415)       513,303           571,568
       Equity securities                    (cost              349,927)       679,845           637,956
                                                                           ----------------------------
                                                                            2,531,360         2,337,738

    Cash                                                                      239,003           178,068
    Notes receivable                                                           91,536            91,536
    Funds held, accounts and other receivables                                341,653           301,290
    Title records and indexes                                                 151,614           155,170
    Property and equipment - at cost, less
       accumulated depreciation and amortization                              285,528           272,289
    Reinsurance receivable                                                    396,336           399,783
    Other assets                                                              389,805           386,640
                                                                           ----------------------------

                                                                           $4,426,835        $4,122,514
                                                                           ============================

    Liabilities and Common Stockholders' Equity

    Title losses and other claims                                            $524,092          $530,986
    Property and casualty losses and
       loss adjustment expenses                                             1,072,370         1,014,000
    Other liabilities                                                         571,763           538,750
    Long-term debt of parent company                                           20,000                 0
    Long-term debt of subsidiaries                                            458,532           331,689






    Net deferred tax liability                                                 22,455            21,659
    Trust and escrow deposits secured by pledged assets                       412,916           364,787
                                                                           ----------------------------
       Total liabilities                                                    3,082,128         2,801,871

    Common stockholders' equity                                             1,344,707         1,320,643
                                                                           ----------------------------

                                                                           $4,426,835        $4,122,514
                                                                           ============================

    Shares of common stock outstanding                                      7,183,394         7,237,559*
                                                                           ============================

    Common stockholders' equity per share                                     $187.20           $182.47*
                                                                           ============================

    *   Adjusted to reflect the common stock dividend declared in March 1996.

                         ALLEGHANY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE SIX MONTHS ENDED
                                 JUNE 30, 1996 AND 1995
                                 (dollars in thousands)
                                       (unaudited)


                                                                 1996      1995
                                                           --------------------

    Cash flows from operating activities:
      Net earnings                                            $39,609   $17,982
      Adjustments to reconcile net earnings
        to cash provided by (used in) operations:
          Depreciation and amortization                        24,151    21,271
          Net gain on investment transactions                  (1,200)    2,244
          Other charges, net                                    3,219    (2,812)
          Increase in funds held, accounts and other
            receivables                                       (40,363)  (69,514)
          Decrease (increase) in reinsurance receivable          3,477     4,314
          Decrease in title losses and other claims            (6,894)   (9,079)
          Increase in property and casualty loss and
            loss adjustment expenses                           58,370    49,580
          Decrease (increase) in other assets                 (10,816)  (14,274)
          Decrease in other liabilities                        36,129     7,833
          Increase (decrease) in trust and escrow deposits     48,129    74,215
                                                           --------------------
            Net adjustments                                   114,202    63,778
                                                           --------------------
            Cash provided by (used in) operations             153,811    81,534
                                                           --------------------

    Cash flows from investing activities:
      Purchase of investments                                (433,635) (306,925)
      Maturities of investments                               115,939   140,781
      Sales of investments                                    117,264   177,243
      Purchases of property and equipment                     (29,091)  (15,312)
      Disposition of property and equipment                     1,257     4,052
      Net sales (purchases) of title records and indexes            0      (158)
                                                           --------------------
            Net cash provided by investing activities        (228,266)     (319)
                                                           --------------------







    Cash flows from financing activities:
      Principal payments on long-term debt                   (135,836)  (17,591)
      Proceeds of long-term debt                              285,400    63,000
      Purchase of treasury shares                             (15,068)   (1,274)
      Common stock distributions                                  924     2,103
                                                           --------------------
            Net cash provided by financing activities         135,420    46,238
                                                           --------------------
            Net increase in cash                               60,965   127,679
    Cash at beginning of period                               178,068   107,942
                                                           --------------------
    Cash at end of period                                    $239,033  $235,621
                                                           ====================

    Supplemental disclosures of cash flow information:
      Cash paid during the period for:
          Interest                                            $12,877   $14,426
          Income taxes                                        $31,100   $17,493

                     Notes to the Consolidated Financial Statements



                        This report should be read in conjunction with the
              Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K Report"), and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 of Alleghany Corporation (the "Company").

                        The information included in this report is
              unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

              Contingencies
              -------------

                        The Company's subsidiaries and division are parties
              to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs.
              In the opinion of management, such provisions are adequate as of June 30, 1996.


              ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        -------------------------------------------------
                        CONDITION AND RESULTS OF OPERATION.
                        ----------------------------------

                        The Company reported net earnings of $22.8 million
              in the second quarter of 1996 compared with $17.2 million in the second quarter of 1995, and $39.6 million in the first six months of 1996 compared with $18.0 million in the first six months of 1995.

                        Net gains on investment transactions after taxes in
              the first half of 1996 totalled $1.2 million, compared with net losses of $2.2 million in the first half of 1995.

                        Chicago Title and Trust Company ("CT&T")
              contributed pre-tax earnings of $24.4 million on revenues of $348.4 million in the 1996 second quarter, compared with $12.5 million on revenues of $271.2 million in the second quarter of 1995. In the first six months of 1996, CT&T contributed pre-tax earnings of $39.2 million on revenues of $654.9 million, compared with $0.5 million on revenues of $529.4 million in the first six months of 1995.

                        CT&T's results in the second quarter of 1996
              reflect continued active real estate markets and the benefits of expense reduction efforts undertaken in 1995. Home mortgage refinancing activity declined significantly during the second quarter of 1996 from first quarter levels, but such decline was offset by an increase in residential resale and commercial transactions. CT&T's results in the second quarter of 1995 reflected improved conditions in real estate markets over depressed conditions prevailing in the first quarter of 1995, the results of its continuing efforts to reduce expenses and a $3.0 million pre-tax payment received by CT&T in settlement of litigation with a competitor.

                        CT&T's results also reflect the contribution of
              CT&T's Financial Services Group. The Financial Services Group contributed pre-tax operating income to CT&T of about $3.3 million in the 1996 second quarter, an increase of 50 percent over the 1995 second quarter contribution of $2.2 million, and $6.1 million in the first six months of 1996, an increase of 39 percent over the contribution in the first six months of 1995 of $4.4 million (1995 figures are adjusted to reflect CT&T's corporate overhead allocation). The improved results of CT&T's Financial Services Group are primarily due to an increase in assets under management. As of June 30, 1996, the Financial Services Group managed $12.2 billion in assets, compared with $8.1 billion as of June 30, 1995.

                        URC Holdings Corp. on a consolidated basis,
              including Underwriters Reinsurance Company, ("Underwriters") contributed pre-tax earnings of $8.1 million on revenues of $109.1 million in the second quarter of 1996, compared with $7.6 million on revenues of $79.4 million in the second quarter of 1995, and $15.0 million on revenues of $205.8 million in the first six months of 1996 as compared with $14.2 million on revenues of $157.1 million in the first six months of 1995. Underwriters' results for the second quarter of 1996 reflect increased business, an absence of significant catastrophe losses and an absence of adverse reserve activity.

                        Net earned premiums for the second quarter of 1996
              were $94.8 million compared with $68.3 million in the prior year second quarter, and $177.8 million for the first six months of 1996 compared with $137.1 million in the prior year first six months, reflecting increased business. Commissions and brokerage expenses also increased in the first six months of 1996 primarily because of the increase in business written and a change in the mix of treaty business having higher ceding commissions paid but lower assumed levels of risk. 1995 six-month results included a pre-tax benefit from IBNR (incurred but not reported) reserve reductions of about $3.4 million, and a pre-tax loss on investments of about $2.4 million incurred in connection with restructurings of Underwriters' investment portfolio.

                        On June 25, 1996, URC Holdings Corp. issued $200
              million principal amount of 7-7/8% Senior Notes due 2006. Of the net proceeds of the offering, $120.0 million was contributed to the capital of Underwriters Reinsurance Company, $50.0 million was used to repay indebtedness under the credit agreement of URC Holdings Corp., and the remainder is being used for general corporate purposes.

                        World Minerals Inc. ("World Minerals") contributed
              pre-tax earnings of $5.5 million on revenues of $51.3 million in the 1996 second quarter, compared with $6.7 million on revenues of $45.5 million in the second quarter of 1995. In the first six months of 1996, World Minerals contributed pre-tax earnings of $10.1 million on revenues of $98.9 million, compared with $11.8 million on revenues of $87.4 million in the first six months of 1995.

                        The increase in revenues primarily reflects results
              of strategic acquisitions since the 1995 second quarter. Pre-tax earnings declined in the 1996 second quarter and first six months from the prior year periods due to increased debt and related interest expense associated with strategic acquisitions and joint ventures, start-up costs related to World Minerals' Chinese joint ventures and lower foreign exchange gains in the 1996 periods.

                        As of June 30, 1996, the Company beneficially owned
              approximately 7.43 million shares, or 5.2 percent, of the outstanding common stock of Burlington Northern Santa Fe

              Corporation ("BNSF") which had an aggregate market value on that date of approximately $601.0 million, or $80.875 per BNSF share. The aggregate cost of such shares is approximately $253.7 million, or $34.15 per BNSF share.

                        The Company's results in the first half of 1996 are
              not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.


                               PART II.  OTHER INFORMATION

              ITEM 1.   LEGAL PROCEEDINGS.
                        -----------------

                        A. In April 1990, a class action seeking treble damages was filed in the United States District Court for the District of Arizona against six of the nation's largest title insurance companies, including the three principal title insurance companies now owned by CT&T, alleging that the title insurers violated Section 1 of the Sherman Act in connection with their participation in rating bureaus in Arizona and Wisconsin. On April 21, 1994, a separate class action suit seeking treble damages was filed in the United States District Court for the Eastern District of Wisconsin, asserting federal antitrust claims against the same six defendants and a number of additional title insurers arising from Wisconsin rating bureau activity. On October 11, 1994, the Wisconsin suit was transferred to and consolidated with the suit in the United States District Court in Arizona. The status of such proceedings was last reported in Item 3 of
              Part I of the 1995 Form 10-K Report.

                        In May 1995, counsel for the plaintiffs and the
              defendants filed with the District Court in Arizona a definitive written agreement embodying terms for a proposed class action settlement of the asserted claims, which would become effective upon final approval of the Court. Following notice to the settlement class and a hearing, the Court gave final approval to the proposed settlement by order dated May 30, 1996. This order has become final without appeal and implementation of settlement begins on August 15, 1996.

              ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                        -------------------------------------------
                        HOLDERS.
                        -------

                        The Company's 1996 Annual Meeting of Stockholders
              was held on April 26, 1996. At the Annual Meeting, three directors were elected to serve for three-year terms on the Company's Board of Directors, by the following votes:

                                              FOR            WITHHELD
                                              ---            --------

              F.M. Kirby                    5,539,762        182,166
              Roger Noall                   5,573,644        148,284
              Paul F. Woodberry             5,575,950        145,978

                        At the Annual Meeting, the selection of KPMG Peat
              Marwick LLP as auditors for the Company for the year 1996 was ratified by a vote of 5,586,034 shares in favor and 971 shares opposed. A total of 134,923 shares abstained from voting.

              ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
                        --------------------------------
                   (a)  Exhibits.
                        --------

                   Exhibit
                   Number             Description
                   -------            -----------

                   27           Financial Data Schedule

                   (b)  Reports on Form 8-K.
                        -------------------
                        No reports on Form 8-K were filed during the second
              quarter of 1996.

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


                                          ALLEGHANY CORPORATION
                                          ---------------------
                                          Registrant



              Date: August 13, 1996       /s/ David B. Cuming
                                          -------------------------------
                                          David B. Cuming
                                          Senior Vice President
                                          (and principal financial officer)