Form 10-Q
period 1996-09-30
ALLEGHANY CORP /DE
filed 1996-11-07
CIK 775368

                         SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.

                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR QUARTER ENDED SEPTEMBER 30, 1996

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

                                     51-0283071
                                     ----------
               INTERNAL REVENUE SERVICE EMPLOYER IDENTIFICATION NUMBER

                     375 PARK AVENUE, NEW YORK, NEW YORK  10152
                     ------------------------------------------
              ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE

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

                                      7,241,302
                                      ---------
                             (AS OF SEPTEMBER 30, 1996)

                        PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS


                    ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                          FOR THE THREE MONTHS ENDED
                          SEPTEMBER 30, 1996 AND 1995
          (dollars in thousands, except share and per share amounts)
                                  (unaudited)

                                                             1996       1995***
                                                            --------------------
    REVENUES
      Title premiums, escrow and trust fees                  $342,873   $288,893
      Net reinsurance premiums earned                          91,273     68,409
      Interest, dividend and other income                      51,799     43,782
      Net mineral and filtration sales                         51,833     44,560
      Net gain on investment transactions                         950      2,246
                                                            --------------------
        Total revenues                                        538,728    447,890
                                                            --------------------

    COSTS AND EXPENSES
      Agents' commissions and brokerage expense               149,834    122,193
      Salaries, administrative, selling and other expenses    219,539    181,698
      Provisions for title losses and other claims             24,632     22,727
      Property and casualty losses and loss adjustment
        expenses                                               67,271     48,782
      Cost of mineral and filtration sales                     33,328     27,959
      Interest expense                                          9,370     11,006
      Corporate administration                                  4,608      3,901
                                                            --------------------
        Total costs and expenses                              508,582    418,266
                                                            --------------------

        Earnings before income taxes                           30,146     29,624

    Income taxes                                               10,242      6,207
                                                            --------------------

        Net earnings                                         $ 19,904   $ 23,417
                                                            ====================

    EARNINGS PER SHARE OF COMMON STOCK                          $2.76      $3.25
                                                            ====================







    DIVIDENDS PER SHARE OF COMMON STOCK                             *          *
                                                            ====================

    AVERAGE NUMBER OF OUTSTANDING SHARES OF COMMON STOCK**  7,210,867  7,219,959
                                                            ====================

    * In March 1995 and 1996, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
    **   Adjusted to reflect common stock dividends declared in March 1996.
    ***  Restated to conform to the current year's presentation.

                    ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE NINE MONTHS ENDED
                          SEPTEMBER 30, 1996 AND 1995
          (dollars in thousands, except share and per share amounts)
                                  (unaudited)

                                                               1996     1995***
                                                          ---------------------
    REVENUES
      Title premiums, escrow and trust fees                $966,603    $790,673
      Net reinsurance premiums earned                       269,023     205,505
      Interest, dividend and other income                   143,422     132,696
      Net mineral and filtration sales                      150,666     131,242
      Net gain on investment transactions                     2,150           2
                                                          ---------------------
        Total revenues                                    1,531,864   1,260,118
                                                          ---------------------

    COSTS AND EXPENSES
      Agents' commissions and brokerage expense             420,853     347,197
      Salaries, administrative, selling and other expenses  628,617     527,303
      Provisions for title losses and other claims           62,340      61,373
      Property and casualty losses and loss adjustment
        expenses                                            195,840     148,809
      Cost of mineral and filtration sales                   99,049      85,189
      Interest expense                                       22,262      25,067
      Corporate administration                               13,907      10,516
                                                          ---------------------
        Total costs and expenses                          1,442,868   1,205,454
                                                          ---------------------

        Earnings before income taxes                         88,996      54,664

    Income taxes                                             29,483      13,265
                                                          ---------------------

        Net earnings                                        $59,513     $41,399
                                                          =====================

    EARNINGS PER SHARE OF COMMON STOCK                        $8.26       $5.74
                                                          =====================

    DIVIDENDS PER SHARE OF COMMON STOCK                           *           *
                                                          =====================







    AVERAGE NUMBER OF OUTSTANDING SHARES OF COMMON
      STOCK**                                             7,208,726   7,201,167
                                                          =====================

    * In March 1995 and 1996, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
    **   Adjusted to reflect common stock dividends declared in March 1996.
    ***  Restated to conform to the current year's presentation.

                         ALLEGHANY CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                        SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
               (dollars in thousands, except share and per share amounts)

                                                                            September 30,
                                                                               1996       December 31,
                                                                            (Unaudited)      1995**
                                                                           ---------------------------
    ASSETS
       Available for sale securities:
          Fixed maturities:
          U.S. Government, government agency
             and municipal obligations       (amortized cost $1,142,779)   $1,141,756    $1,037,312
          Certificates of deposit and
             commercial paper                (amortized cost    211,952)      211,952        90,902
          Bonds, notes and other             (amortized cost    575,673)      570,514       571,568
       Equity securities                     (cost              318,066)      696,958       637,956
                                                                           -------------------------
                                                                            2,621,180     2,337,738

       Cash                                                                    46,924        55,175
       Cash pledged to secure trust and escrow deposits                       164,997       122,893
       Notes receivable                                                        91,536        91,536
       Funds held, accounts and other receivables                             345,798       301,290
       Title records and indexes                                              151,646       155,170
       Property and equipment - at cost, less
          accumulated depreciation and amortization                           288,640       272,289
       Reinsurance receivable                                                 404,699       399,783
       Other assets                                                           400,292       386,640
                                                                           ------------------------

                                                                           $4,515,712    $4,122,514
                                                                           ========================

    LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
       Title losses and other claims                                         $531,363      $530,986
       Property and casualty losses and
          loss adjustment expenses                                          1,112,364     1,014,000
       Other liabilities                                                      596,848       538,750
       Long-term debt of parent company                                        17,000             0
       Long-term debt of subsidiaries                                         460,671       331,689
       Net deferred tax liability                                              24,113        21,659
       Trust and escrow deposits secured by pledged assets                    392,453       364,787
                                                                           ------------------------
          Total liabilities                                                 3,134,812     2,801,871







       Common stockholders' equity                                          1,380,900     1,320,643
                                                                           ------------------------

                                                                           $4,515,712    $4,122,514
                                                                           ========================

    SHARES OF COMMON STOCK OUTSTANDING                                      7,241,302     7,237,559*
                                                                           ========================

    COMMON STOCKHOLDERS' EQUITY PER SHARE                                     $190.69       $182.47*
                                                                           ========================

    *    Adjusted to reflect the common stock dividend declared in March
         1996.
    **   Restated to conform to the current year's presentation.

                    ALLEGHANY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                          SEPTEMBER 30, 1996 AND 1995
                            (dollars in thousands)
                                  (unaudited)


                                                                1996     1995*
                                                             ------------------

    CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings                                            $59,513   $41,399
      Adjustments to reconcile net earnings
        to cash provided by (used in) operations:
          Depreciation and amortization                        36,855    32,317
          Net gain on investment transactions                  (2,150)       (2)
          Other charges, net                                   (3,346)   (1,460)
          Increase in funds held, accounts and other
            receivables                                       (44,508)  (78,254)
          (Increase) decrease in reinsurance receivable        (4,916)   12,376
          Increase (decrease) in title losses and
            other claims                                          377    (5,969)
          Increase in property and casualty loss and
            loss adjustment expenses                           98,364    49,539
          (Increase) decrease in other assets                 (24,736)   72,202
          Increase (decrease) in other liabilities             53,316   (50,619)
          Increase in cash pledged to secure trust
            and escrow deposits                               (42,104)  (98,415)
          Increase (decrease) in trust and escrow deposits     27,666    42,784
                                                             ------------------
              Net adjustments                                  94,818   (25,501)
                                                             ------------------
              Cash provided by (used in) operations           154,331    15,898
                                                             ------------------

    CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of investments                                (572,716) (487,472)
      Maturities of investments                               156,866   248,227
      Sales of investments                                    153,256   218,361
      Purchases of property and equipment                     (41,777)  (50,233)
      Disposition of property and equipment                     1,611     5,100
      Net assets acquired in pooling                              653         0
      Net purchases of title records and indexes                  (32)     (242)
                                                             ------------------
              Net cash used in investing activities          (302,139)  (66,259)
                                                             ------------------







    CASH FLOWS FROM FINANCING ACTIVITIES
      Principal payments on long-term debt                   (139,561)  (22,359)
      Proceeds of long-term debt                              295,419    69,010
      Purchase of treasury shares                             (17,931)   (4,308)
      Common stock distributions                                1,630     2,103
                                                             ------------------
              Net cash provided by financing activities       139,557    44,446
                                                             ------------------
              Net decrease in cash                             (8,251)   (5,915)
    Cash at beginning of period                                55,175    47,497
                                                             ------------------
    Cash at end of period                                     $46,924   $41,582
                                                             ==================

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during the period for:
          Interest                                            $17,540   $19,735
          Income taxes                                        $50,807    $5,936

    *    Restated to conform to the current year's presentation.

                   Notes to the Consolidated Financial Statements


              This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K Report"), and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996 of Alleghany Corporation (the "Company").

              The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

         Contingencies
         -------------

              The Company's subsidiaries and division are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of September 30, 1996.

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   -------------------------------------------------
                   CONDITION AND RESULTS OF OPERATION.
                   ----------------------------------

              The Company reported net earnings of $19.9 million in the third quarter of 1996 compared with $23.4 million in the third quarter of 1995, and $59.5 million in the first nine months of 1996 compared with $41.4 million in the first nine months of 1995.

              Net gains on investment transactions after taxes in the first nine months of 1996 totalled $2.2 million, compared with no net gains in the first nine months of 1995.

              Chicago Title and Trust Company ("CT&T") contributed pre-tax earnings of $17.8 million on revenues of $358.3 million in the 1996 third quarter, compared with $23.4 million on revenues of $306.4 million in the third quarter of 1995. In the first nine months of 1996, CT&T contributed pre-tax earnings of $57.0 million on revenues of $1,013.2 million, compared with $23.9 million on revenues of $835.8 million in the first nine months of 1995.

              CT&T's results in the third quarter and first nine months of 1996 reflect continued active real estate markets and the benefits of expense control efforts undertaken in 1995. The stronger year, however, also gave rise to increased employee incentive and profit sharing expenses, which were approximately $8.6 million higher in the 1996 third quarter than in the prior year's third quarter. Home mortgage refinancing activity continued to decline during the third quarter of 1996 from second, and notably first, quarter levels, but such decline was offset by an increase in residential resale and commercial transactions. CT&T's results in the third quarter of 1995 reflected improved conditions in real estate markets over conditions prevailing in the first half of 1995, and the results of its continuing efforts to control expenses.

              CT&T's results also reflect the contribution of CT&T's Financial Services Group. The Financial Services Group contributed pre-tax operating income to CT&T of about $3.4 million in the 1996 third quarter, an increase of 31 percent over the 1995 third quarter contribution of $2.6 million, and $9.5 million in the first nine months of 1996, an increase of 36 percent over the contribution in the first nine months of 1995 of $7.0 million (1995 figures are adjusted to reflect CT&T's recently instituted corporate overhead allocation). The improved results of CT&T's Financial Services Group are primarily due to an increase in assets under management. As of September 30, 1996, the Financial Services Group managed $13.3 billion in assets, compared with $9.3 billion as of September 30, 1995.

              On October 23, 1996, John Rau, currently dean of the School of Business at Indiana University and former president and chief executive officer of LaSalle National Bank, was elected, effective January 1, 1997, president, chief executive officer and director of CT&T and its subsidiary, Chicago Title Insurance Company. Mr. Rau succeeds Richard P. Toft as president and chief executive officer of CT&T and Richard L. Pollay in both roles for Chicago Title Insurance Company. Mr. Toft retains his responsibilities as non-executive chairman of the combined boards of directors of CT&T and Chicago Title Insurance Company and has been elected chairman and chief executive officer of CT&T's investment management and advisory services subsidiary. Mr. Pollay will retire at year end after 40 years with CT&T and Chicago Title Insurance Company.

              URC Holdings Corp. on a consolidated basis, including Underwriters Reinsurance Company, ("Underwriters") contributed pre-tax earnings of $8.9 million on revenues of $109.8 million in the third quarter of 1996, compared with $6.5 million on revenues of $81.6 million in the third quarter of 1995, and $23.9 million on revenues of $315.6 million in the first nine months of 1996, compared with $20.7 million on revenues of $238.8 million in the first nine months of 1995. Underwriters' results for the third quarter of 1996 reflect increased business, an absence of significant catastrophe losses, an absence of adverse reserve activity and a pre-tax gain of $1.0 million on the sale of equity investments.

              Net earned premiums for the third quarter of 1996 were $91.3 million, compared with $68.4 million in the prior year's third quarter, and $269.0 million for the first nine months of 1996, compared with $205.5 million in the prior year first nine months, reflecting increased business. Commissions and brokerage expenses also increased in the first nine months of 1996 primarily because of the increase in business written and a change in the mix of treaty business having higher ceding commissions paid but lower assumed levels of risk. 1995 nine-month results included a pre-tax benefit from IBNR (incurred but not reported) reserve reductions of about $3.4 million, and a pre-tax loss on investments of about $3.1 million incurred in connection with restructurings of Underwriters' investment portfolio.

              World Minerals Inc. ("World Minerals") contributed pre-tax earnings of $4.2 million on revenues of $52.1 million in the 1996 third quarter, compared with $7.0 million on revenues of $44.5 million in the third quarter of 1995. In the first nine months of 1996, World Minerals contributed pre-tax earnings of $14.3 million on revenues of $151.0 million, compared with $18.9 million on revenues of $131.8 million in the first nine months of 1995.

              The increase in revenues primarily reflects results of strategic acquisitions since the 1995 second quarter. Pre-tax earnings declined in the 1996 third quarter and first nine months from the prior year periods due to increased debt and related interest expense associated with strategic acquisitions and joint ventures, start-up costs related to

         World Minerals' Chinese joint ventures, a charge related to the purchase of minority interests in one of its businesses and lower foreign exchange gains in the 1996 periods.

              Interest expense for the 1995 third quarter included a $3.7 million non-cash charge in respect of the Company's 6-1/2% Subordinated Exchangeable Debentures due 2014 (the "Debentures"), which charge represented the excess market value of the common shares of American Express Company into which the Debentures were exchangeable over the aggregate principal amount of the Debentures at the end of the 1995 third quarter. On November 6, 1995, the Company redeemed the Debentures and disposed of the common shares of American Express Company, resulting in net gains to the Company of $23.6 million. The Company's tax provision in the third quarter of 1995 reflected a tax benefit of $2.8 million representing recognition by Underwriters of a tax reserve which became unnecessary in the third quarter.

              As of September 30, 1996, the Company beneficially owned approximately 7.43 million shares, or 5.2 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation ("BNSF"), which had an aggregate market value on that date of approximately $627.1 million, or $84.375 per BNSF share. The aggregate cost of such shares is approximately $253.7 million, or $34.15 per BNSF share.

              The Company's results in the first nine months of 1996 are not necessarily indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.

                            PART II.  OTHER INFORMATION

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
                   --------------------------------

                   (a)  Exhibits.
                        --------

         Exhibit
         Number                      Description
         -------                     -----------

         10.1 Credit Agreement dated as of October 23, 1996 among URC Holdings Corp., the Lenders named therein and The First National Bank of Chicago, as Agent.

         27        Financial Data Schedule

                   (b)  Reports on Form 8-K.
                        -------------------

                   No reports on Form 8-K were filed during the third quarter of 1996.

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


                                          ALLEGHANY CORPORATION
                                          ---------------------
                                          Registrant



              Date: November 7, 1996      /s/ David B. Cuming
                                          ---------------------
                                          David B. Cuming
                                          Senior Vice President
                                          (and principal financial officer)

                                      Exhibit Index
                                      -------------

              Exhibit
              Number                      Description
              -------                     -----------

              10.1 Credit Agreement dated as of October 23, 1996 among URC Holdings Corp., the Lenders named therein and The First National Bank of Chicago, as Agent.

              27        Financial Data Schedule