Form 10-K
period 1996-12-31
ALLEGHANY CORP /DE
filed 1997-03-21
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                                                          COMMISSION
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996                               FILE NUMBER 1-9371

                             ALLEGHANY CORPORATION
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                      51-0283071
          -------------------------                         -------------------
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)
              375 Park Avenue, New York, New York                       10152
         --------------------------------------------                ------------
           (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: 212/752-1356

Securities registered pursuant to Section 12(b) of the Act:

                                                                 NAME OF EACH EXCHANGE
                       TITLE OF EACH CLASS                        ON WHICH REGISTERED
    ----------------------------------------------------------  ------------------------
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

                               ---
                                      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 3, 1997, 7,106,605 shares of Common Stock were outstanding, and the aggregate market value (based upon the closing price of these shares on the New York Stock Exchange) of the shares of Common Stock of Alleghany Corporation held by non-affiliates was $1,202,564,518.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the indicated part(s) of this Report:

                                                                                   PART
                                                                                 ---------
    Annual Report to Stockholders of Alleghany Corporation for the year 1996...  I and II
    Proxy Statement relating to Annual Meeting of Stockholders of Alleghany
      Corporation to be held on April 25, 1997.................................     III

                             ALLEGHANY CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                              DESCRIPTION                                 PAGE
               -------------------------------------------------------------------------  ----
PART I
Item 1.        Business.................................................................    4
Item 2.        Properties...............................................................   31
Item 3.        Legal Proceedings........................................................   34
Item 4.        Submission of Matters to a Vote of Security Holders......................   34
Supplemental
Item           Executive Officers of Registrant.........................................   34
PART II
Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters....   35
Item 6.        Selected Financial Data..................................................   36
Item 7.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations............................................................   36
Item 8.        Financial Statements and Supplementary Data..............................   36
Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial
               Disclosure...............................................................   36
PART III
Item 10.       Directors and Executive Officers of Registrant...........................   36
Item 11.       Executive Compensation...................................................   36
Item 12.       Security Ownership of Certain Beneficial Owners and Management...........   37
Item 13.       Certain Relationships and Related Transactions...........................   37
PART IV
Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K..........   37
               Signatures...............................................................   45
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

     Alleghany's principal executive offices are located at 375 Park Avenue, New York, New York 10152 and its telephone number is (212) 752-1356. Alleghany is engaged, through its subsidiaries Chicago Title and Trust Company ("CT&T"), Chicago Title Insurance Company ("CTI"), Security Union Title Insurance Company ("Security Union") and Ticor Title Insurance Company ("Ticor Title") and their subsidiaries, in the sale and underwriting of title insurance and in other real estate-related services businesses, and through CT&T's subsidiary, Alleghany Asset Management, Inc. ("Alleghany Asset Management") and its subsidiaries, in certain other financial services businesses. Alleghany is also engaged, through its subsidiary Underwriters Re Group, Inc. (the "Underwriters Group") and its subsidiaries, in the property and casualty reinsurance and insurance businesses. In addition, Alleghany is engaged, through its subsidiaries World Minerals Inc. ("World Minerals"), Celite Corporation ("Celite"), Harborlite Corporation ("Harborlite") and Europerlite Acquisition Corporation ("Europerlite") and their subsidiaries, in the industrial minerals business. Alleghany conducts a steel fastener importing and distribution business through its Heads and Threads division.

     Until October 31, 1994, Alleghany was also engaged, through its subsidiary Sacramento Savings Bank ("Sacramento Savings") in retail banking. On that date, Alleghany completed the sale of Sacramento Savings and an ancillary company to First Interstate Bank of California for a cash purchase price of $331 million. As part of the transaction, Alleghany, through its wholly owned subsidiary Alleghany Properties, Inc. ("API"), purchased real estate and real estate-related assets of Sacramento Savings for a purchase price of about $116 million. Alleghany's intention with respect to such assets, the bulk of which is raw land, is to dispose of them in an orderly fashion, which may take several years. Reference is made to Item 2 of this Report for further information about the properties held by API.

     During 1994 and early 1995, with temporary borrowings under Alleghany's revolving credit agreement, the proceeds from the sale of Sacramento Savings and cash on hand, Alleghany and its subsidiaries acquired a substantial number of shares of common stock of Santa Fe Pacific Corporation ("Santa Fe"). On September 22, 1995, Santa Fe and Burlington Northern, Inc. merged under a new holding company named Burlington Northern Santa Fe Corporation ("BNSF"). As a result of the merger, the shares of Santa Fe beneficially owned by Alleghany were converted into about 7.43 million shares of BNSF, or about 4.8 percent of BNSF's currently outstanding common stock. BNSF is engaged primarily in rail transportation. BNSF owns one of the largest railroad networks in North America, providing transportation services to shippers throughout the western two-thirds of the United States as well as to Canada and Mexico.

     In 1996, Alleghany studied a number of potential acquisitions. Alleghany intends to continue to expand its operations through internal growth at its subsidiaries as well as through possible operating-company acquisitions and investments.

     Reference is made to Items 7 and 8 of this Report for further information about the business of Alleghany in 1996. The consolidated financial statements of Alleghany, incorporated by reference in Item 8 of this Report, include the accounts of Alleghany and its subsidiaries for all periods presented.

TITLE INSURANCE, REAL ESTATE-RELATED SERVICES AND FINANCIAL SERVICES BUSINESSES

TITLE OPERATIONS

     CT&T, headquartered in Chicago, is engaged in the sale and underwriting of title insurance and related services (including abstracting, searches, and escrow, closing and disbursement services) through CTI, Security Union, Ticor Title and their title insurance subsidiaries, collectively known as the CT&T Family of Title Insurers. Organized as an Illinois corporation in 1912, CT&T was acquired, along with CTI, by

Alleghany in June 1985. CTI, a Missouri corporation incorporated in 1961, succeeded to businesses conducted by predecessor corporations since 1847, and is headquartered in Chicago. Security Union (acquired in 1987) and Ticor Title (acquired in 1991) were incorporated in California in 1962 and 1965, respectively, but both were a part of business organizations that had succeeded to businesses conducted since around the turn of the century. Security Union and Ticor Title are headquartered in Pasadena, California.

     The CT&T Family of Title Insurers is the largest title insurance organization in the world, based upon title revenue in 1995 (the latest full year for which data is available). Each of the principal title insurance subsidiaries -- CTI, Security Union and Ticor Title -- carries a claims-paying ability rating of "A" from Standard & Poor's Corporation and from Duff & Phelps Credit Rating Co., confirming the financial strength of the CT&T Family of Title Insurers. In addition, Moody's Investors Service has assigned an insurance financial strength rating of "A2" to CTI, "A3" to Ticor Title and "Baa1" to Security Union. The CT&T Family of Title Insurers has approximately 300 offices and more than 3,700 policy-issuing agents in 49 states, Puerto Rico, the Virgin Islands, Guam, Canada and Mexico.

     General Description of Title Insurance

     The CT&T Family of Title Insurers insures a variety of interests in real property. For a one-time premium, purchasers of residential and commercial properties, mortgagees, lessees and others with an interest in real property purchase insurance policies to insure against loss suffered as a result of encumbrances or other defects in title, as that title is defined in the policy. Prior to the issuance of a policy, a title insurer conducts a title search and examination of the property, a process by which it identifies and defines the risks to be assumed by the insurer under the policy.

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

     As CT&T's title insurance operations have grown, CT&T has sought to improve the effectiveness and efficiency of the company as a whole. CT&T's title insurance operations continue to institute programs to focus better on customer needs and to achieve greater operational and cost efficiencies. Title plant and production facilities are being consolidated in certain markets to provide greater product consistency and to reduce turnaround times and expenses. Technology investments continue to be made to streamline workflow processes and to secure competitive advantages through automation. Agents and employees are being trained to sharpen their problem solving abilities and to heighten their responsiveness to customer needs. Implementation of these initiatives, which continues in 1997, is expected to result in better, more cost effective alignment of the internal operations of CT&T's title insurance operations with marketplace demands.

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

     To meet the needs of national commercial customers, the National Business Unit and National Title Services offices serve as one-stop sources of title services for both single-site and multi-site commercial and industrial real estate ventures. Other business components of the national operations organization include the National Lenders unit, a one-stop source for national residential lenders and low liability commercial accounts; and SAFETRANS, which provides one-stop title services to employee relocation firms.

     The title insurance business of the CT&T Family of Title Insurers is not dependent on one or a few customers.

     Business Conditions; Seasonality

     The title insurance industry is highly sensitive to interest rate levels and to the volume of real estate transactions. The title industry was adversely affected by the recession and severely depressed real estate markets in 1990 and 1991. However, interest rates began to drop in 1992 and in 1993 reached new thirty-year lows. Driven by first-time buyers enticed into the market by the low interest rates, home sales increased in those years. Low interest rates also resulted in a high volume of refinancing orders. Beginning in February 1994, a series of increases in short-term interest rates significantly reduced the volume of real estate transactions and brought to an abrupt end one of the longest refinancing surges in history. The overall industry-wide decline in revenues and volume of orders from 1993 to 1994 and through the first half of 1995 was the steepest downturn the industry experienced since it began keeping those statistics in the early 1960's. This trend began to reverse its course in the second half of 1995 when lower rates again prompted an increase in refinancing and commercial transactions. The refinance volume remained strong in the first quarter of 1996 but diminished as interest rates leveled off. Interest rates remained relatively stable for the remainder of 1996 providing an environment conducive to healthy volumes of real estate construction and resale activity.

     The business of the CT&T Family of Title Insurers is seasonal, as real estate activity is seasonal. The strongest quarters are typically the third and fourth quarters because there are more home sales and more commercial and industrial construction during the summer. Revenues generally are recognized by CT&T at the time of the closing of the real estate transaction with respect to which a title insurance policy is issued; accordingly, there is typically a lag of about two months between the time that a title insurance order is placed, at which time work commences, and the time that CT&T recognizes the revenues associated with the order. Additionally, agency revenues are recognized by CT&T when reported by the agent and typically lag two or three months from the time realized by the agent. The fourth quarter is also aided by a higher level of commercial and industrial transactions, typically representing the desire of commercial entities to complete transactions by year-end. The first quarter is typically the weakest quarter.

     Approximately 69 percent of the title revenues of the CT&T Family of Title Insurers in 1996 are estimated to have been generated by residential real estate activity, consisting of resales (43 percent), refinancings (15 percent) and new housing (11 percent). Commercial and industrial real estate activity is estimated to account for the remaining 31 percent of 1996 revenues, attributable to initial sales and resales (25 percent) and refinancings (6 percent).

     Underwriting Operations

     While most other forms of insurance provide for the assumption of risk of loss arising out of unforeseen future events, title insurance serves to protect the policyholder from the risk of loss from events that predate the issuance of the policy. This distinction underlies the low claims loss experience of title insurers as compared with other types of insurers. Realized losses generally result from either judgment errors or mistakes made in the title search and examination process or the escrow process, or from other problems such as fraud or incapacity of persons transferring property rights. Operating expenses, on the other hand, are higher for title insurance companies than for other companies in the insurance industry. Most title insurers incur considerable costs relating to the personnel required to process forms, search titles, collect information on specific properties and prepare title insurance commitments and policies. Many title insurers also face ongoing costs associated with the establishment, operation and maintenance of title plants, or, in the case of smaller regional title insurers, access to title plants owned by others or employment of abstractors to search public records on behalf of such regional title insurers.

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

     Geographic concentration of risk is less significant in underwriting title insurance coverage than in casualty insurance lines. The title insurance underwriting process reduces the number of perils which are covered to a minimum through reliance on state public records acts. However, maintaining geographic diversity spreads the risk of fraud which may result from regional economic recession, and of claims which are not readily determinable from public records, such as aboriginal title claims of Native Americans.

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

     In addition to case reserves, CT&T also maintains reserves for losses that are incurred but not yet reported ("IBNR reserves"). These reserves are particularly significant in long tail lines of insurance, such as title insurance, for which the claim and the circumstances causing the claim are separated by a long period of time. Unlike most other types of insurance, the event giving rise to a possible future claim under a title insurance policy, the defect in the title, occurred before issuance of the policy but may not be discovered, if ever, until a future date.

     CT&T establishes IBNR reserves by using actuarial principles and procedures commonly used in the title insurance industry to estimate the ultimate liability for losses and LAE. The actuarial procedures use historic claims reporting patterns to predict likely future reporting of claims. Projections are analyzed in the context of changing economic conditions, including implicitly recognizing the impact of inflation, business mix and other contingent variables, and the projections and related reserves are modified when appropriate.

     IBNR reserves are also established for very large or unusual claims which might fall outside the normal distribution of expected claims experience. Reserves for these claims are based on an analysis of the experience of both CT&T and the title insurance industry, generally.

     CT&T's reserves are reviewed monthly by management, and tested semi-annually for adequacy by an independent actuary. CT&T does not discount its reserves for anticipated investment income. Provisions to reserves are derived directly from premium revenues, based upon anticipated loss ratios. There are inherent uncertainties in estimating reserves primarily due to the long-term nature of most title insurance business. Actual losses and LAE may deviate, perhaps substantially, from reserves on CT&T's financial statements, which could have a material adverse effect on CT&T's financial condition and results of operations. Based on current information, CT&T believes reserves for losses and LAE at December 31, 1996 are adequate.

REAL ESTATE-RELATED SERVICES

     Beginning in 1994, CT&T restructured its national operations organization to address the increasing importance of national and regional residential lenders. In recent years, mortgage lenders have made significant investments in technology to reduce costs and shorten the time necessary to originate a mortgage loan. Increasingly, they are seeking cost efficiencies by requiring vendors to provide a bundle of services and to deliver them in an electronic format which is compatible with their automated systems. Such services include not only the traditional title insurance and escrow services provided by the CT&T Family of Title Insurers, but new services such as flood certifications, credit information and property evaluations, including traditional appraisals.

     Between 1995 and 1996, three acquisitions were completed that expanded CT&T's real estate-related services business and improved its ability to service mortgage lenders. In May 1995, CT&T acquired National Flood Information Services, Inc., a Delaware corporation based in Arlington, Texas ("NFIS"), which has provided flood certification services since 1987. In August 1995, Credit Data Reporting Services, Inc., a New York corporation headquartered in Kingston, New York ("CDRS"), was acquired. CDRS has been in the credit reporting business since 1941. In July 1996, Market Intelligence, Inc., a Massachusetts corporation based in Hopkinton, Massachusetts ("Market Intelligence"), was acquired. Market Intelligence has been in the property evaluation business since 1989.

     Federal law requires lenders to determine whether a parcel of real property pledged to secure a loan is in a flood hazard zone and, since 1995, to monitor the flood zone status of a mortgaged property for the life of the loan. Property found to be in a flood hazard zone is required to be covered by flood insurance before it can be used to secure a loan. NFIS has the ability to check the flood zone status of any property located in the United States and of many properties on an automated basis. NFIS is neither an issuer nor an underwriter of flood insurance policies.

     Mortgage credit reporting is a specialized task which usually requires the obtaining and merging of credit information from at least two of the three nationally recognized repositories of such information. CDRS has developed a state-of-the-art proprietary system which can receive an order; obtain, edit and merge credit information from each of the three national repositories; and report back to the lending institution in a matter of seconds without human intervention. CDRS can also perform the investigative work required to verify items appearing on a borrower's mortgage loan application (e.g., employment, financial assets and disputed credit items).

     Changes in federal mortgage requirements aimed at lowering closing costs and technological innovations permit lenders to use other avenues of property evaluation, in lieu of a traditional full appraisal, for many residential loans. Market Intelligence provides real estate information services and alternatives to appraisals nationwide using database research supplemented by a network of real estate agents that verify computer reports through physical property inspections.

     CT&T also maintains a network of 750 state-licensed contract appraisers covering all 50 states. Through this network, CT&T offers a full array of property appraisal products for residential mortgage loans. Property appraisals for commercial properties are also available on a limited basis.

     To integrate CT&T's products and services and to improve the delivery of such products and services to its customers through one source, CT&T introduced in late 1996 a new product ordering software system -- OrderNET. OrderNET enables customers electronically to transmit orders for credit, appraisal, flood certification and title products services, from one common system and to receive automated order confirmations, as well as certain products.

FINANCIAL SERVICES

     CT&T's financial services group was restructured in 1995 under Alleghany Asset Management, Inc., a Delaware corporation and a newly-formed subsidiary of CT&T. The financial services businesses conducted directly by CT&T were transferred to The Chicago Trust Company ("Chicago Trust"), an Illinois trust company acquired by Alleghany Asset Management. Also transferred to Alleghany Asset Management were Montag & Caldwell, Inc. ("Montag & Caldwell"), an Atlanta-based investment counseling firm acquired in July 1994, and Chicago Deferred Exchange Corporation, an Illinois corporation, which facilitates certain tax-deferred property exchanges.

     The following are the significant lines of business of Alleghany Asset
Management:

          Institutional Investment Management -- manages equity, fixed income, and balanced accounts primarily for employee benefit plans, foundations, endowments, pension plans and insurance companies.

          Full Service 401(k) Administration -- provides trustee, plan design, investment management and other administrative services for companies primarily in the Midwest and South.

          Personal Trust and Investment Services -- provides investment management and trust and estate planning services.

          Real Estate Trust Services -- facilitates tax-deferred exchanges of income-producing real property, and offers land trusts, which permit real estate to be conveyed to a trustee while reserving to the beneficiaries the full management and control of the property.

          CT&T Funds -- a mutual fund family, with total assets of $1.0 billion as of December 31, 1996, which offers the following eight no-load, open-end mutual funds:
        -- Chicago Trust Growth and Income Fund
        -- Montag & Caldwell Growth Fund
        -- Chicago Trust Talon Fund
        -- Montag & Caldwell Balanced Fund
        -- Chicago Trust Bond Fund
        -- Chicago Trust Municipal Bond Fund
        -- Chicago Trust Money Market Fund
        -- Chicago Trust Asset Allocation Fund

          While available to the general public, fund marketing is focused on specific niches, including rollover funds from existing clients in other 401(k) and pension fund programs, third party distribution channels, and new 401(k) clients.

     As of December 31, 1996, Alleghany Asset Management, through its subsidiaries, managed assets totalling about $14.5 billion.

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

     The following table reflects investment results for CT&T for the years ended December 31, 1994, 1995 and 1996 (dollars in thousands):

                               INVESTMENT RESULTS

                                                                               NET
                                                                             PRE-TAX
                                                 PRE-TAX       AFTER-TAX     REALIZED                    AFTER
                                AVERAGE         INVESTMENT     INVESTMENT     GAINS       EFFECTIVE       TAX
         PERIOD              INVESTMENTS(1)     INCOME(2)      INCOME(3)     (LOSSES)     YIELD(4)      YIELD(5)
-------------------------    --------------     ----------     ---------     --------     ---------     --------
Year Ended
  December 31, 1994......       $896,509         $ 51,385       $36,502      $ (5,447)       5.7%          4.1%
Year Ended
  December 31, 1995......       $836,462         $ 58,385       $41,342      $  3,702        7.0%          4.9%
Year Ended
  December 31, 1996......       $836,390         $ 61,808       $43,661      $  1,436        7.4%          5.2%

---------------
(1) Average of amortized cost of fixed maturities plus cost of equity securities at beginning and end of period, excluding operating cash.

(2) Excludes realized gains or losses from sale of investments.

(3) Pre-tax investment income less appropriate income taxes.

(4) Pre-tax investment income for the period divided by average investments for the same period.

(5) After-tax investment income for the period divided by average investments for the same period.

     The following table summarizes the investments of CT&T, excluding cash, as of December 31, 1996, with all investments carried at fair value in its financial statements prepared in accordance with generally accepted accounting principles (dollars in thousands):

                                  INVESTMENTS

                                                    AMORTIZED COST
                                                        OR COST                     FAIR VALUE
                                                -----------------------       -----------------------
                                                 AMOUNT      PERCENTAGE        AMOUNT      PERCENTAGE
                                                --------     ----------       --------     ----------
Short-term investments........................  $ 84,715         9.84%        $ 84,715         9.78%
Corporate bonds...............................   108,758        12.64%         110,296        12.73%
United States government and government agency
  bonds.......................................   224,637        26.10%         227,174        26.21%
Mortgage- and asset-backed securities.........   160,634        18.67%         161,522        18.64%
Municipal bonds...............................   229,280        26.64%         232,114        26.79%
Foreign bonds.................................     2,823          .33%           2,852          .33%
Redeemable preferred stock....................     8,363          .97%           8,838         1.01%
Other preferred stock.........................     5,754          .67%           5,723          .66%
Equity securities.............................    35,650         4.14%          33,349         3.85%
                                                --------     ----------       --------     ----------
          Total...............................  $860,614       100.00%        $866,583       100.00%
                                                ========      ========        ========      ========

     The following table indicates the composition of the long-term fixed maturity portfolio, including preferred stock, as of December 31, 1996 by the rating system of the National Association of Insurance Commissioners ("NAIC") (dollars in thousands):

               LONG-TERM FIXED MATURITY PORTFOLIO BY NAIC RATING

                                                                     FAIR VALUE     PERCENTAGE
                                                                     ----------     ----------
    NAIC 1.........................................................   $ 688,313        91.96%
    NAIC 2.........................................................      33,725         4.50%
    NAIC 3.........................................................      11,650         1.56%
    NAIC 6.........................................................         269          .04%
    NAIC L & P3 (Preferred stock-redeemable........................       5,723          .76%
    NAIC A, L & P3 (Preferred stock-other).........................       8,838         1.18%
                                                                       --------       ------
              Total................................................   $ 748,518       100.00%
                                                                       ========       ======

     The following table indicates the composition of the long-term fixed maturity portfolio, including preferred stock, by years until contractual maturity as of December 31, 1996 (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

           LONG-TERM FIXED MATURITY PORTFOLIO BY YEARS UNTIL MATURITY

                                                                     FAIR VALUE     PERCENTAGE
                                                                     ----------     ----------
    One year or less*..............................................   $ 142,256         19.0%
    Over one through five years....................................     354,846         47.4%
    Over five through ten years....................................      52,687          7.0%
    Over ten years.................................................      37,207          5.0%
    Mortgage- and asset-backed.....................................     161,522         21.6%
                                                                       --------        -----
              Total................................................   $ 748,518        100.0%
                                                                       ========        =====

---------------
* Included in this category are $5,723 of preferred stock-other and $8,838 of preferred stock-redeemable.

     The principal tangible asset of CT&T and its subsidiaries is the investment portfolio. The entire investment portfolio is classified as available for sale. CT&T has a conservative investment philosophy with respect to both asset quality and maturity distribution. CT&T maintains a short-term investment portfolio ranging from approximately $70 million to $150 million, consisting of top rated commercial paper (A-1/P-1), highest rated bank certificates of deposit, and institutional money market funds. The average maturity period of securities in the short-term portfolio is typically less than 30 days. CT&T's long-term portfolio consists of top rated tax-exempt bonds, United States Treasury securities, corporate bonds of United States issuers, mortgage backed securities, and a limited amount of publicly traded common stocks. Average quality of the long-term portfolio is maintained at a Moody's rating of Aa3 or higher, with over 97 percent of all securities rated investment grade by Moody's and less than 1 percent in derivative instruments as of 1996 year-end. The duration of the short term and fixed income securities in CT&T's portfolio is approximately 2.2 years, and is managed within a duration range of 2.0 to 4.0 years. Duration measures a portfolio's sensitivity to change in interest rates; a change within a range of plus or minus 1% in interest rates would be expected to result in an inverse change of approximately 2.2% in the value of CT&T's portfolio. This relatively short portfolio maturity structure is maintained so that investment income responds to changes in the level of interest rates, offsetting to some degree the cyclicality of title insurance operations.

     CT&T does not specifically match particular assets to related liabilities, but instead holds the investment portfolio to a shorter maturity than liabilities. However, asset allocation and bond portfolio maturity are modified periodically based on the market outlook, interest rates and/or title insurance operating conditions.

COMPETITION

     The title insurance industry is competitive throughout the United States, with large firms such as CT&T's title insurers competing on a national basis, while smaller firms have significant market shares on a regional basis. During 1996, CTI, Security Union, Ticor Title, First American Title Insurance Company, Commonwealth Land Title Insurance Company, Stewart Title Insurance Co., Fidelity National Title Insurance Co., Lawyers Title Insurance Corporation and Old Republic Title Insurance Group, Inc. together accounted for approximately 85 percent of the revenues generated by title insurance companies. The CT&T Family of Title Insurers also competes with abstractors, attorneys issuing opinions and, in some areas, state land registration systems. Competition in the title insurance industry is primarily on the basis of service. In addition, the financial strength of the insurer has become an increasingly important factor in title insurance purchase decisions, particularly in multi-site transactions and investment decisions regarding real estate-related investment vehicles such as real estate investment trusts and real estate mortgage investment conduits.

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

     While CDRS, NFIS, and Market Intelligence are not subject to direct regulatory supervision, federal and state laws governing real estate settlement practices, credit reporting and flood zone determinations significantly impact their businesses. NMS is a unit within CTI and is therefore subject to supervision by insurance industry regulators.

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

EMPLOYEES

     At December 31, 1996, CT&T and its subsidiaries had approximately 7,900 employees, including full-time and part-time employees.

           PROPERTY AND CASUALTY REINSURANCE AND INSURANCE BUSINESSES

     Underwriters Re Group, Inc., formerly known as URC Holdings Corp. ("URG"), headquartered in Woodland Hills, California, is engaged in the property and casualty reinsurance and insurance businesses, through Underwriters Reinsurance Company ("Underwriters") and its primary insurance subsidiaries (collectively, "Underwriters Re Group"). Underwriters initially was organized in 1867 as a primary insurer in New York under the name "Buffalo German Insurance Company." By 1970, Underwriters had become principally a reinsurer, and in 1977 it changed its corporate domicile to New Hampshire. Underwriters is licensed in 41 states, Puerto Rico and the District of Columbia, is accredited as a reinsurer in seven additional states and Canada, and has branch offices in Atlanta, Chicago, Houston, New York and Woodland Hills.

     In October 1993, Alleghany acquired approximately 93 percent of URG, and thereafter contributed about $51 million in 1993 and $100 million in 1994 to the capital of Underwriters Re Group. The capital contribution in 1994 was in the form of about 6 million shares of Santa Fe common stock, which was subsequently converted into approximately 2.5 million shares of BNSF common stock. As of December 31, 1996, Underwriters' statutory surplus was $614 million. Alleghany currently owns about 96.8 percent of the capital stock of URG, and management of URG owns the remaining 3.2 percent.

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

     Additionally, during 1995 Underwriters received a claims-paying ability rating of "AA-(Excellent)" from Standard & Poor's. Standard & Poor's publications indicate that this rating is assigned to companies with strong capacity to meet policyholders' obligations under a variety of economic and underwriting conditions.

     To capitalize on advantageous market conditions for certain primary insurance business lines and on its expertise in specialized coverages, Underwriters Re Group established Commercial Underwriters Insurance Company ("CUIC") at the end of 1992, acquired Underwriters Insurance Company ("UIC"), an inactive Nebraska insurance company in 1994, and established Newmarket Underwriters Insurance Company ("NUIC") in 1996. CUIC and UIC are rated "A+ (Superior)" by Best's because Underwriters reinsures a significant share of their business. Similarly, Underwriters will reinsure a significant share of NUIC's business and, therefore assignment of the same rating is expected.

     CUIC is a California property and casualty insurance company that focuses on specialized primary commercial insurance, individual commercial excess liability insurance, commercial surplus lines, and specialized personal lines liability insurance, including excess private passenger liability and comprehensive personal liability insurance. CUIC conducts its business in California and New York on an admitted basis and in 40 other states, Guam and the District of Columbia on an approved nonadmitted basis. In 1996, CUIC generated $88.5 million in gross written premiums. Underwriters Re Group retained $52.1 million of such amount constituting 14 percent of Underwriters Re Group's consolidated net written premiums in 1996.

     UIC has licenses to write primary property and casualty insurance in 42 states and the District of Columbia and focuses on primary and umbrella liability policies for medium- to large-sized businesses. In connection with the acquisition of UIC, Underwriters was indemnified for all losses that occurred prior to the acquisition date. A capital contribution of $100 million was made to UIC, consisting principally of about 5 million shares of Santa Fe common stock, which was subsequently converted to approximately 2.1 million shares of BNSF common stock, increasing UIC's statutory surplus to $112.1 million at 1994 year-end. In

1996, UIC generated $4.9 million in gross written premiums, of which Underwriters Re Group retained $2.3 million, constituting 0.6 percent of Underwriters Re Group's consolidated net written premiums in 1996.

     NUIC is approved to write property and casualty insurance in New Hampshire, and will focus on general liability and umbrella excess liability policies for medium- to large-sized businesses.

     To capitalize on the considerable expertise of certain individuals in handling specialized classes of primary business, The Center Insurance Services, Inc., formerly known as The Underwriting Center, Inc. ("The Center"), was established in 1995 as a wholly owned subsidiary of URG. The Center's subsidiaries act as agents and underwrite business on behalf of CUIC, UIC and, to a lesser extent, non-affiliated insurers. Such subsidiaries also expect to underwrite business on behalf of NUIC. The focus of The Center includes specialized products liability insurance, general liability insurance for certain insureds with significant self-insured retentions, specialized environmental liability insurance, and marine insurance. During 1996 approximately $43.3 million of gross written premium was underwritten by The Center, of which Underwriters Re Group retained $22.5 million. The Center has offices in Kennesaw and Roswell, Georgia and in New York, New York.

     To capitalize on international underwriting opportunities, Underwriters Re Group established representative offices in Barbados at the end of 1995 and in London, England in 1996. In addition, Underwriters Re Group made strategic investments in reinsurance companies in Barbados and Bermuda.

GENERAL DESCRIPTION OF REINSURANCE

     Reinsurance is an agreement between two insurance companies in which one company, the "reinsurer," agrees to indemnify the other company, the "cedent" or "ceding company," for all or part of the insurance risks underwritten by the ceding company. Reinsurance provides ceding companies with three major benefits:
(i) it reduces net liability on individual risks, (ii) it protects against catastrophic losses, and (iii) it helps to maintain acceptable surplus and reserve ratios. In addition, reinsurance provides the ceding company with additional underwriting capacity. Ordinarily, a ceding company will enter into a reinsurance agreement only if it will receive credit for the reinsurance ceded on its statutory financial statements. In general, such credit is allowed if the reinsurer meets the licensing and accreditation requirements of the ceding company's domicile, or the reinsurance obligations are collateralized by letters of credit, funds withheld or pledged trust agreements.

     In general, property insurance protects the insured against financial loss arising out of loss of property or its use caused by an insured peril. Casualty insurance protects the insured against financial loss arising out of the insured's obligation to others for loss or damage to persons or property. While both property and casualty reinsurance may involve a high degree of loss volatility, property losses are generally reported within a relatively short time period after the event; in contrast, there tends to be a significant time lag in the reporting and payment of casualty claims. Consequently, an insurer generally knows of the losses associated with property risks in a shorter time than losses associated with casualty risks.

     Underwriters provides reinsurance on both a treaty and a facultative basis. Treaty reinsurance is based on a standing arrangement (a "treaty"), usually for a year, between a cedent and a reinsurer for the cession and assumption of a certain class of risk specified in such treaty. Under most treaties, the cedent is obligated to offer, and the reinsurer is obligated to accept, a specified portion of a class of risk underwritten by the cedent. Reinsurers assume classes of risk under treaties without having reviewed each individual risk. Alternatively, facultative reinsurance is the reinsurance of individual risks. Unlike treaty reinsurance, in the case of facultative reinsurance contracts, a reinsurer separately rates and underwrites each individual risk and is free to accept or reject each risk offered by the cedent. Facultative reinsurance is normally purchased by insurance companies for risks not otherwise covered or covered only in part by their reinsurance treaties, and for unusual risks.

     Underwriters writes treaty and facultative reinsurance on both a pro rata and excess of loss basis. Under pro rata reinsurance contracts, the ceding company and reinsurer share the premiums as well as the losses and expenses of any single risk, or an entire group of risks, based upon an established percentage. Under excess of loss reinsurance contracts, the reinsurer agrees to reimburse the ceding company for all losses in excess of a predetermined amount (commonly referred to as the cedent's "retention"), generally up to a predetermined limit. Excess of loss reinsurance is often written in "layers" or levels, with one reinsurer assuming the risk of loss on the primary insurance policy in excess of the cedent's retention level up to a predetermined level, above which the risk of loss is assumed by another reinsurer or reverts to the cedent. Excess of loss reinsurance allows the reinsurer to better control the relationship of the premium charged to the related exposure assumed by it. The reinsurer assuming the risk immediately above the cedent's retention level is said to write "working layer" or "low layer" excess of loss reinsurance. A loss that reaches just beyond a cedent's retention level would create a loss for such cedent's low layer reinsurers but would not adversely effect the reinsurers on higher layers.

MARKETING

     An important element of Underwriters' strategy is to respond quickly to market opportunities (such as increased demand or more favorable pricing) by adjusting the mix of property and casualty business it writes. In recent years, Underwriters has taken advantage of such market opportunities by increasing its writings of marine and aviation, property catastrophe, clash, homeowners and workers' compensation coverages and certain excess and surplus lines.

     Underwriters focuses on coverages which require a relatively high degree of underwriting and actuarial expertise, including certain excess and surplus lines programs, umbrella liability and directors and officers' liability. Such expertise is also required for certain business that Underwriters has developed in nontraditional areas, such as providing capital in combination with reinsurance and providing reinsurance to alternative risk markets, including risk retention groups, captives, underwriting syndicates and self-insured funds and associations. Nontraditional reinsurance may also refer to reinsurance contracts which limit exposure to loss through the use of aggregate loss limits, loss ratio caps or other loss containment features. Underwriters believes that coverages which require high levels of underwriting and actuarial expertise offer greater potential for favorable results than more general coverages, based on current market conditions.

     In 1996, Underwriters wrote 90% of its treaty business and 92% of its facultative business through reinsurance brokers. The remaining treaty business was principally reinsurance of portions of the primary insurance underwritten by subsidiaries of Underwriters. The remainder of Underwriters' facultative business was written directly with ceding companies. By working primarily through brokers, Underwriters does not need to maintain a large sales organization which, during periods of reduced premium volume, could result in significant non-productive overhead. In addition, management believes that submissions from the broker market, including those for certain targeted specialty coverages, are more numerous and diverse than would be available through a salaried sales organization. Consequently, Underwriters is able to exercise greater selectivity than would usually be possible in dealing directly with ceding companies. As a result of certain of Underwriters' subsidiaries placing reinsurance on its primary business through reinsurance brokers, management believes that such brokers may also bring more reinsurance opportunities to Underwriters.

     Reinsurance brokers regularly approach Underwriters for quotations on reinsurance being placed on behalf of ceding companies. In 1996, Underwriters paid brokers $10.5 million in commissions, which represents approximately 2% of its gross written premiums of $434.0 million. Underwriters' five leading brokers, E.W. Blanch Company, Pegasus Advisors, Inc., Sedgwick Re, Inc., AM-RE Brokers, Inc. and AON Reinsurance Agency, Inc., accounted for 34% of Underwriters' gross written premiums in 1996. Over this period, none of the brokers accounted for 10% or more of such premiums. The brokers that account for relatively large percentages of gross written premiums tend to vary from year to year. Management does not believe that the termination of its business with any one broker would have a material effect on Underwriters Re Group's financial condition or results of operations.

     A significant percentage of Underwriters' gross written premiums are generally obtained from a relatively small number of ceding companies. In 1996, approximately 36% of gross written premiums were obtained from Underwriters' ten largest ceding companies. None of the ceding companies accounted for 10% or more of such premiums. The ceding companies that account for relatively large percentages of gross written premiums tend to vary from year to year. Management does not believe that the loss of any one ceding company account would have a material effect on Underwriters Re Group's financial condition or results of operations.

UNDERWRITING OPERATIONS

     Underwriters maintains a disciplined underwriting program with a focus on generating profitable business rather than on increasing market share. Underwriters has maintained a defensive underwriting posture by reducing writings in lines of business that it considers offer inadequate contract terms. Another factor supporting Underwriters' underwriting discipline is its focus on low level attachment points (i.e., dollar-levels at which risk is assumed). While such layers are generally characterized by greater loss frequency, they are also characterized by lower loss severity and quicker loss settlement than layers with higher attachment points. Management believes that these factors result in greater predictability of losses, which improves Underwriters' ability to analyze its exposure on each contract and to price such exposure appropriately.

     In addition, Underwriters seeks to serve as lead or co-lead underwriter on its treaties. Management believes that, as lead or co-lead underwriter, Underwriters, is able to influence more effectively the pricing and terms of the treaties into which it enters and thereby achieve better underwriting results. During 1996, Underwriters acted as lead or co-lead underwriter on a majority of its treaty business.

     Treaty reinsurance generated approximately $277.7 million, or 77%, of Underwriters Re Group's net written premiums in 1996, facultative reinsurance generated $21.2 million, or 6% of net written premiums, and primary insurance generated $61.4 million, or 17%, of net written premiums. Casualty lines represented approximately 72% of Underwriters Re Group's net written premiums, with the remainder represented by property lines. Reinsurance written on an excess of loss basis represented approximately 53% of Underwriters' net reinsurance written premiums, with reinsurance written on a pro rata basis representing the balance. In 1996, Underwriters Re Group's net written premiums increased $68.3 million, or 23%, from 1995. A significant part of this growth was in treaty business considered by Underwriters to be nontraditional. Management believes that the increase in such premiums is attributable, in part, to its increased statutory surplus level and upgraded Best's rating, which enabled it to attract more desirable reinsurance opportunities, and also to growth in its primary insurance operations.

     Underwriters Re Group generally wrote up to $1.0 million per reinsurance risk in 1996 on a net basis. In the case of reinsurance of certain clash coverage, Underwriters Re Group has written up to $2.5 million on a net basis and in limited circumstances has accepted more. With regard to primary operations, Underwriters Re Group has written up to $1.5 million on a net basis. The largest net risk assumed in 1996 was $14.0 million.

RETROCESSIONAL AND REINSURANCE ARRANGEMENTS

     A reinsurer often reinsures some of its risk with other reinsurers ("retrocessionaires") pursuant to retrocessional agreements, and pays such retrocessionaires a portion of the premiums it receives. Reinsurance companies enter into retrocessional agreements for the same reasons that primary insurers purchase reinsurance.

     Underwriters has retrocessional agreements with a number of domestic and international reinsurance companies. In the event that a retrocessionaire is unable to meet its obligations assumed under the retrocessional agreement, Underwriters remains liable to its ceding companies for the portion reinsured. Consequently, the most important factors in Underwriters' selection of retrocessionaires are financial strength and stability.

     Underwriters carefully evaluates potential retrocessionaires, which must meet the approval of several members of senior management before being engaged. Once engaged, Underwriters monitors the financial condition of its retrocessionaires and takes appropriate actions to eliminate or minimize bad debt exposure. Generally, Underwriters requires that unpaid losses and loss adjustment expenses for non-admitted reinsurers that are not regulated by domestic insurance regulatory authorities be collateralized by letters of credit, funds withheld or pledged trust agreements. Additionally, commutations may be taken to reduce or eliminate credit exposure when necessary. Although there can be no assurance that such will be the case in future years,

Underwriters' write-offs for unrecoverable reinsurance were negligible in 1996 and 1995. As of December 31, 1996, Underwriters had an allowance for estimated unrecoverable reinsurance of $2.1 million.

     Underwriters currently has reinsurance contracts in force which cede to retrocessionaires risks in excess of Underwriters' net risk retention. Underwriters cedes up to $1.5 million per casualty facultative risk and up to $1.2 million per property facultative risk. Underwriters also has an aggregate reinsurance contract to cover losses up to $75.0 million incurred during the period July 1, 1996 through June 30, 1997 in excess of a 70% loss and loss adjustment expense ratio. The contract covers essentially all lines of business written by Underwriters; however, property catastrophe losses are subject to a sublimit of $50.0 million. Upon its expiration, management expects to renew this contract or to enter into a new contract providing similar coverage. In addition, Underwriters from time to time purchases retrocessional reinsurance in varying amounts for specific assumed treaties.

     Underwriters has two reinsurance contracts with Continental Reinsurance Corporation International Ltd. (the "Continental Re Reinsurance Contracts") that provide coverage for pre-1987 business up to an aggregate limit of $200.0 million. Underwriters received quarterly payments under these contracts totaling $39.1 million in 1995 and $37.6 million in 1996, reducing the reinsurance receivable attributable to such contracts from $149.1 million at year-end 1995 to $111.5 million at year-end 1996. Such receivable is secured by a combination of letters of credit and a trust fund dedicated solely to payments under the Continental Re Reinsurance Contracts.

     As of December 31, 1996, Underwriters had reported reinsurance receivables of $392.2 million through retrocessional agreements, including $111.5 million of reinsurance receivables under the Continental Re Reinsurance Contracts, which was fully secured as described above, and $127.9 million due from another reinsurer, which was fully secured with a combination of letters of credit and funds withheld.

OUTSTANDING LOSSES AND LOSS ADJUSTMENT EXPENSES

     In many cases, significant periods of time may elapse between the occurrence of an insured loss, the reporting of such loss to the insurer and the reinsurer, the insurer's payment of such loss and the subsequent payment by the reinsurer. To recognize liabilities for unpaid losses, insurers and reinsurers establish "reserves." These reserves are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred, including events which have not been reported to the insurer.

     When a claim is reported by the ceding company, Underwriters establishes a "case" reserve for the estimated amount of Underwriters' ultimate payment. Such reserves are based upon the amounts recommended by the ceding company and are often supplemented by additional amounts as deemed necessary by Underwriters after Underwriters has evaluated such claim on the basis of numerous factors, including coverage, liability, severity of injury or damage, jurisdiction and ability of the ceding company to evaluate and handle the claim properly. In many cases Underwriters establishes case reserves even if the ceding company believes that Underwriters will have no ultimate liability. Underwriters always establishes a case reserve in an amount at least equal to that recommended by the ceding company. Case reserves are periodically adjusted by Underwriters based on its evaluation of subsequent reports from and audits of the ceding companies.

     Additional reserves are established on an aggregate basis to provide for losses incurred but not yet reported ("IBNR") to the reinsurer and to supplement the overall adequacy of reported case reserves and estimated expenses of settling such claims, including legal and other fees and general expenses of administering the claims adjustment process. Underwriters establishes IBNR reserves by using accepted loss reserving standards and principles to estimate the ultimate liability for LAE. The process implicitly recognizes the impact of inflation and other factors that affect claims reporting by taking into account changes in historic loss reporting patterns and perceived probable trends.

     Underwriters reviews its aggregate loss reserves at least twice each year. Between the semi-annual reviews, Underwriters updates its loss reserves by applying the loss ratios determined in the previous review to earned premiums to date, less incurred losses reported. Underwriters does not discount its reserves for anticipated investment income. There are inherent uncertainties in estimating reserves primarily due to the long-term nature of most reinsurance, the diversity of development patterns among different lines of business and types of reinsurance, and the necessary reliance on the ceding company for information regarding claims. Actual losses and loss expenses may deviate, perhaps substantially, from reserves in Underwriters' financial statements, which could have a material adverse effect on Underwriters' financial condition and results of operations. Based on current information, management believes reserves for losses and loss expenses at December 31, 1996 are adequate.

     Asbestos and Environmental Impairment Claims Reserves

     Underwriters' reserve for losses and loss expenses includes amounts for various liability coverages related to asbestos and environmental impairment claims that arose from certain general liability and commercial multiple-peril coverages. Restrictive asbestos and environmental impairment exclusions were introduced in late 1986 on both primary and reinsurance contracts, significantly reducing these exposures for accidents occurring after 1986. Reserves for asbestos and environmental impairment claims cannot be estimated with traditional loss reserving techniques because of uncertainties that are greater than those associated with other types of claims. Factors contributing to those uncertainties include a lack of historical data, the significant period of time that has elapsed between the occurrence of the loss and the reporting of that loss to the ceding company and the reinsurer, uncertainty as to the number and identity of insureds with potential exposure to such risks, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability. Such uncertainties are not likely to be resolved in the near future.

     As with all reinsurance claims, Underwriters establishes case reserves for both asbestos and environmental impairment excess of loss reinsurance claims by applying reinsurance contract terms to losses reported by ceding companies, and analyzing from the first dollar of loss incurred by the primary insurer. Additionally, ceding companies often report potential losses on a precautionary basis (a "precautionary notice") to protect their rights under reinsurance contracts, which generally call for prompt notice to the reinsurer. Ceding companies, at the time they report such potential losses, advise Underwriters of the ceding companies' current estimate of the amount of such loss. Underwriters reviews each of these precautionary notices and, based upon current information, assesses the likelihood of loss to Underwriters. Such assessment is one of the factors used in determining the adequacy of IBNR reserves.

     For asbestos claims, Underwriters closely reviews precautionary notices which concern any named insured previously linked to large asbestos exposure (a "target defendant"). If the named insured is a "target defendant," Underwriters assumes there is a probability of loss even if the named ceding company has not itself reported reserves. IBNR reserves are recorded based on this review, as well as an additional subjective evaluation of the aggregate reported losses (approximately $3.6 million per year) and paid losses (approximately $1.1 million per year) for the last three years. The per year figures are net of reinsurance, including the Continental Re Reinsurance Contracts.

     For environmental impairment claims, Underwriters establishes case reserves and reviews precautionary notices as described above. Ultimate environmental impairment claims exposure is especially uncertain because of the problematic apportionment of clean-up costs under federal and state laws, the uncertain enforceability of contract exclusions and the lack of specific "target defendants." IBNR reserves are recorded based on Underwriters' assessment of precautionary notices and a review of aggregate reported losses (approximately $3.2 million per year) and paid losses (approximately $0.1 million per year) for the last three years. The per year figures are net of reinsurance, including the Continental Re Reinsurance Contracts.

     During the three years ended December 31, 1996, the average net loss payment per claim (open and settled) for asbestos and environmental impairment exposures (excluding cessions to the Continental Re Reinsurance Contracts) was $25,000 and $22,000, respectively, and the highest paid loss was $1.0 million for an asbestos claim and $0.4 million for an environmental impairment claim, in each case net of ceded reinsurance (excluding cessions to the Continental Re Reinsurance Contracts). Most claims paid to date have been paid under contracts with varying levels of retention by the ceding company or insurer. Although the range of losses paid by Underwriters has been wide, most losses paid have involved dollar amounts at the lower end of such range.

     As of December 31, 1996, Underwriters' case and IBNR reserves (net of reinsurance, including cessions to the Continental Re Reinsurance Contracts) totalled approximately $17.5 million for asbestos liabilities, which includes reserves for approximately 917 open claims where cedents have advised Underwriters that they currently expect to recover from Underwriters. As of December 31, 1996, Underwriters' case and IBNR reserves (net of reinsurance, including cessions to the Continental Re Reinsurance Contracts) totalled about $22.6 million for environmental impairment claims, which includes reserves for approximately 628 open claims where cedents have advised Underwriters that they currently expect to recover from Underwriters. Additionally, ceding companies have submitted 1,261 precautionary notices for asbestos claims and 7,107 precautionary notices for environmental impairment claims to Underwriters; however, based on information provided by the ceding companies and Underwriters' assessment of such claims, Underwriters does not currently expect the losses with respect to such claims to grow large enough to reach Underwriters' layer of reinsurance coverage.

     The reconciliation of the beginning and ending reserves for unpaid losses and LAE related to asbestos and environmental impairment claims for the last three years (net of cessions to the Continental Re Reinsurance Contracts, but excluding an additional $27.4 million provision for such claims, discussed in the text following the tables), is shown below (dollars in thousands):

      RECONCILIATION OF ASBESTOS-RELATED CLAIMS RESERVE FOR LOSSES AND LAE

                                                                 1996        1995        1994
                                                                -------     -------     -------
Reserve, net of reinsurance recoverables, as of January 1.....  $14,494     $10,136     $10,000
Incurred loss, net of reinsurance.............................    3,000       4,358       3,505
Paid loss, net of reinsurance.................................        0           0      (3,369)
                                                                -------     -------     -------
Reserve, net of reinsurance recoverables, as of December 31...   17,494      14,494      10,136
Reinsurance recoverables, as of December 31...................   15,176      17,506      32,487
                                                                -------     -------     -------
Reserve, gross of reinsurance recoverables, as of December
  31..........................................................  $32,670     $32,000     $42,623
                                                                =======     =======     =======
Type of Reserve, net of reinsurance recoverables:
  Case........................................................  $ 4,494     $ 4,494     $   136
  IBNR........................................................   13,000      10,000      10,000
                                                                -------     -------     -------
     Total....................................................  $17,494     $14,494     $10,136
                                                                =======     =======     =======

  RECONCILIATION OF ENVIRONMENTAL IMPAIRMENT CLAIMS RESERVE FOR LOSSES AND LAE

                                                                 1996        1995        1994
                                                                -------     -------     -------
Reserve, net of reinsurance recoverables, as of January 1.....  $19,600     $16,198     $12,879
Incurred loss, net of reinsurance.............................    3,000       3,402       3,074
Paid loss, net of reinsurance.................................        0           0         245
                                                                -------     -------     -------
Reserve, net of reinsurance recoverables, as of December 31...   22,600      19,600      16,198
Reinsurance recoverables, as of December 31...................    4,939      12,896      17,994
                                                                -------     -------     -------
Reserve, gross of reinsurance recoverables, as of December
  31..........................................................  $27,539     $32,496     $34,192
                                                                =======     =======     =======
Type of Reserve, net of reinsurance recoverables:
  Case........................................................  $ 9,600     $ 9,600     $ 6,198
  IBNR........................................................   13,000      10,000      10,000
                                                                -------     -------     -------
     Total....................................................  $22,600     $19,600     $16,198
                                                                =======     =======     =======

     Increases to asbestos and environmental impairment claims reserves, if any, may be covered to varying degrees by Underwriters' existing reinsurance contracts with its retrocessionaires.

     In addition to the case and IBNR reserves for asbestos and environmental impairment claims reported in the tables above, Underwriters carries an additional reserve for such exposures in its financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). The amount of such reserve was $27.4 million as of December 31, 1996, compared with $32.4 million as of December 31, 1995. While there can be no assurance that such total reserves will be adequate, management believes that Underwriters' total asbestos and environmental impairment reserves, taking into consideration the additional GAAP reserves, are a reasonable provision for such claims.

     Changes in Historical Net Loss and LAE Reserves

     The following table shows changes in historical net loss and LAE reserves for Underwriters Re Group for each year since 1986. Reported reserve development is derived primarily from information included in statutory financial statements of Underwriters, CUIC and UIC. The first line of the upper portion of the table shows the net reserves at December 31 of each of the indicated years, representing the estimated amounts of net outstanding losses and LAE for claims arising during that year and in all prior years that are unpaid, including losses that have been incurred but not yet reported to Underwriters Re Group. The upper (paid) portion of the table shows the cumulative net amounts paid as of December 31 of successive years with respect to the net reserve liability for each year. The lower portion of the table shows the re-estimated amount of the previously recorded net reserves for each year based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about claims for individual years. In evaluating the information in the table, it should be noted that a reserve amount reported in any period includes the effect of any subsequent change in such reserve amount. For example, if a loss was first reserved in 1987 at $100,000 and was determined in 1990 to be $150,000, the $50,000 deficiency would be included in the Cumulative Redundancy (Deficiency) row shown below for each of the years 1987 through 1989.

     Conditions and trends that have affected the development of the net reserve liability in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table. During the mid-1980s, the reinsurance industry, including Underwriters Re Group, experienced substantial underwriting losses. Such losses are reflected in the table, beginning with the comparatively high cumulative deficiencies in the year 1986. The cumulative reserve deficiencies in the years 1988 through 1992 primarily resulted from the $35.8 million reserve strengthening in 1993, along with prior increases to asbestos and environmental impairment claims reserves.

             CHANGES IN HISTORICAL NET RESERVES FOR LOSSES AND LAE
                                 (IN MILLIONS)

                                                               YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------------------------------------------
                                  1986    1987    1988    1989   1990   1991   1992   1993   1994    1995     1996
                                  -----   -----   -----   ----   ----   ----   ----   ----   ----   ------   ------
Net liability as of the end of
  year*.........................  $ 359   $ 470   $ 461   $453   $411   $411   $437   $509   $536   $  628   $  732
Cumulative amount of net
  liability paid as of:
  One year later................  $  94   $ 116   $ 119   $137   $101   $ 84   $ 98   $112   $102   $  117       --
  Two years later...............    193     208     242    227    173    161    178    189    167       --       --
  Three years later.............    277     330     306    285    239    214    236    236     --       --       --
  Four years later..............    375     380     348    342    274    254    266     --     --       --       --
  Five years later..............    407     416     394    370    294    276     --     --     --       --       --
  Six years later...............    423     458     414    384    311     --     --     --     --       --       --
  Seven years later.............    460     475     425    396     --     --     --     --     --       --       --
  Eight years later.............    471     483     434     --     --     --     --     --     --       --       --
  Nine years later..............    475     489      --     --     --     --     --     --     --       --       --
  Ten years later...............    478      --      --     --     --     --     --     --     --       --       --
Net liability re-estimated as
  of:
  One year later................    439     481     454    457    414    412    483    516    539      629       --
  Two years later...............    449     473     457    460    421    455    487    518    538       --       --
  Three years later.............    441     476     462    474    465    460    491    523     --       --       --
  Four years later..............    444     478     492    520    472    469    496     --     --       --       --
  Five years later..............    445     516     538    528    485    469     --     --     --       --       --
  Six years later...............    484     562     548    545    483     --     --     --     --       --       --
  Seven years later.............    531     572     568    544     --     --     --     --     --       --       --
  Eight years later.............    539     591     567     --     --     --     --     --     --       --       --
  Nine years later..............    554     591      --     --     --     --     --     --     --       --       --
  Ten years later...............    554      --      --     --     --     --     --     --     --       --       --
  Cumulative Redundancy
    (Deficiency)................  $(195)  $(121)  $(106)  $(91)  $(72)  $(58)  $(59)  $(14)  $ (2)  $   (1)      --
Gross Liability -- End of
  Year..........................                                                      $861   $940   $1,014   $1,110
Reinsurance Recoverable.........                                                       352    404      386      378
                                                                                      ----   ----   ------   ------
Net Liability -- End of Year....                                                       509    536   $  628   $  732
                                                                                      ====   ====   ======   ======
Gross Re-estimated Liability --
  Latest........................                                                       931    968    1,086
Re-estimated
  Recoverable -- Latest.........                                                       408    430      457
                                                                                      ----   ----   ------
Net Re-estimated
  Liability -- Latest...........                                                      $523   $538   $  629
                                                                                      ====   ====   ======

---------------
* Amounts for 1986 were determined in accordance with statutory accounting principles.

     The reconciliation between the reserves reported in the annual statements filed with state insurance departments in accordance with statutory accounting practices ("SAP") and those reported in Underwriters Re Group's consolidated financial statements prepared in accordance with GAAP for the last three years is shown below (in thousands):

   RECONCILIATION OF RESERVES FOR LOSSES AND LAE FROM SAP BASIS TO GAAP BASIS

                                                                         DECEMBER 31
                                                              ----------------------------------
                                                                 1996         1995        1994
                                                              ----------   ----------   --------
Statutory Reserves........................................    $  705,105   $  596,070   $500,567
Additional Mass Action Reserves(1)........................        27,350       32,350     35,750
Reinsurance Recoverables..................................       377,565      385,580    404,210
                                                              ----------   ----------   --------
GAAP Reserves.............................................    $1,110,020   $1,014,000   $940,527
                                                              ==========   ==========   ========

---------------
(1) Amount represents additional reserves recorded by Underwriters in 1993 for probable asbestos-related and environmental impairment claims exposure.

     The reconciliation of reserves for the last three years on a GAAP basis is shown below (in thousands):

                 RECONCILIATION OF RESERVES FOR LOSSES AND LAE

                                                            1996           1995          1994
                                                         ----------     ----------     ---------
Reserve, net of reinsurance recoverables, as of January
  1....................................................  $  628,420     $  536,317     $ 509,375
Incurred Loss, net of reinsurance, related to:
  Current year.........................................     242,332        200,543       146,426
  Prior years..........................................       1,393          2,565         6,630
                                                         ----------     ----------      --------
Total Incurred Loss, net of reinsurance................     243,725        203,108       153,056
                                                         ----------     ----------      --------
Paid Loss, net of reinsurance, related to:
  Current year.........................................     (23,342)        (9,239)      (13,826)
  Prior years..........................................    (116,348)      (101,766)     (112,288)
                                                         ----------     ----------      --------
Total Paid Loss, net of reinsurance....................    (139,690)      (111,005)     (126,114)
                                                         ----------     ----------      --------
Reserve, net of reinsurance recoverables, as of
  December 31..........................................     732,455        628,420       536,317
Reinsurance recoverables, as of December 31............     377,565        385,580       404,210
                                                         ----------     ----------      --------
Reserve, gross of reinsurance recoverables, as of
  December 31..........................................  $1,110,020     $1,014,000     $ 940,527
                                                         ==========     ==========      ========

INVESTMENT OPERATIONS

     Investments of Underwriters Re Group must comply with the insurance laws of New Hampshire, California and Nebraska, the domiciliary states of Underwriters and NUIC, CUIC, and UIC, respectively, and the other states in which they are licensed. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stocks and real estate mortgages.

     Underwriters Re Group's investment strategy is to match the average duration of its high-quality diversified fixed maturity portfolio to the average adjusted duration of its liabilities and to provide sufficient cash flow to meet its obligations while maximizing its after-tax rate of return. The average adjusted duration of liabilities is estimated by adjusting the average duration of liabilities to reflect anticipated cash flows from writings of future business. Underwriters Re Group's average adjusted duration of liabilities is currently estimated to be four years and is re-estimated from time to time. Securities may be sold from time to time to take advantage of investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors. Underwriters Re Group's entire fixed maturity portfolio has been designed to enable management to react to such opportunities or to circumstances that could result in a mismatch between the duration of such portfolio assets and the duration of liabilities and, as such, is classified as available for sale.

     The following table reflects investment results for the fixed maturity portfolio of Underwriters Re Group for the years ended December 31, 1994, 1995 and 1996 (dollars in thousands):

                               INVESTMENT RESULTS

                                                  NET            NET
                                                PRE-TAX       AFTER-TAX      PRE-TAX
                               AVERAGE         INVESTMENT     INVESTMENT     REALIZED    EFFECTIVE     AFTER-TAX
          PERIOD            INVESTMENTS(1)     INCOME(2)      INCOME(3)      LOSSES      YIELD(4)      YIELD(5)
--------------------------  --------------     ----------     ----------     -------     ---------     ---------
Year Ended
  December 31, 1994.......     $748,681         $ 41,226       $ 32,465      $(6,115)       5.5%          4.3%
Year Ended
  December 31, 1995.......     $797,132         $ 50,173       $ 36,113      $(5,476)       5.9%          4.5%
Year Ended
  December 31, 1996.......     $984,345         $ 59,542       $ 42,971      $   (94)       6.0%          4.4%

---------------
(1) Average of amortized cost of fixed maturities at beginning and end of period, excluding operating cash.

(2) After investment expenses, excluding realized gains or losses from sale of investments.

(3) Net pre-tax investment income less appropriate income taxes.

(4) Net pre-tax investment income for the period divided by average investments for the same period.

(5) Net after-tax investment income for the period divided by average investments for the same period.

     As of December 31, 1996, the equity portfolio of Underwriters Re Group was carried at a market value of approximately $252.2 million with an original cost of approximately $137.5 million, and consisted primarily of approximately 2.5 million shares of BNSF common stock. The cost of equities listed in the table below, $111.7 million, includes the cost paid by Alleghany for the BNSF common stock prior to being contributed to Underwriters Re Group. In 1996, Underwriters Re Group realized a gain of $1.0 million related to the sale of equity securities and had dividend income of $3.6 million therefrom.

     The following table summarizes the investments of Underwriters Re Group, excluding cash, as of December 31, 1996, with all investments carried at fair value (dollars in thousands):

                                  INVESTMENTS

                                                    AMORTIZED COST
                                                        OR COST                     FAIR VALUE
                                               -------------------------     -------------------------
                                                 AMOUNT       PERCENTAGE       AMOUNT       PERCENTAGE
                                               ----------     ----------     ----------     ----------
Short-term investments.......................  $  132,136          11%       $  132,136          10%
Corporate bonds..............................     237,837          19           235,953          17
United States government and government
  agency bonds...............................      95,436           8            95,016           7
Mortgage- and asset-backed securities........     320,620          26           322,861          24
Foreign bonds................................      18,342           1            17,783           1
Redeemable preferred stocks..................      21,058           2            21,600           2
Municipal bonds..............................     294,696          24           295,219          21
Equity securities (1)........................     111,676           9           252,207          18
                                               ----------         ---        ----------         ---
          Total..............................  $1,231,801         100%       $1,372,775         100%
                                                =========     ========        =========     ========

---------------
(1) Includes 2,474,823 shares of BNSF common stock at the original cost to Alleghany.

     The following table indicates the composition of the long-term fixed maturity portfolio by Moody's rating as of December 31, 1996 (dollars in thousands):

              LONG-TERM FIXED MATURITY PORTFOLIO BY MOODY'S RATING

                                                                         FAIR VALUE     PERCENTAGE
                                                                         ----------     ----------
Aaa....................................................................   $ 529,934          53%
Aa.....................................................................     174,507          18
A......................................................................     205,983          21
Baa....................................................................      57,082           6
Ba.....................................................................      20,926           2
                                                                         ----------         ---
          Total........................................................   $ 988,432         100%
                                                                           ========     ========

     The following table indicates the composition of the long-term fixed maturity portfolio by years until contractual maturity as of December 31, 1996 (dollars in thousands):

           LONG-TERM FIXED MATURITY PORTFOLIO BY YEARS UNTIL MATURITY

                                                                         FAIR VALUE     PERCENTAGE
                                                                         ----------     ----------
One year or less.......................................................   $  47,902           5%
Over one through five years............................................     215,320          22
Over five through ten years............................................     237,993          24
Over ten years.........................................................     164,356          17
Mortgage- and asset-backed securities..................................     322,861          32
                                                                         ----------         ---
     Total.............................................................   $ 988,432         100%
                                                                           ========     ========

COMPETITION

     Underwriters competes primarily in the United States reinsurance market with numerous foreign and domestic reinsurers, many of which have greater financial resources than Underwriters. Underwriters' competitors include independent reinsurance companies, subsidiaries or affiliates of worldwide insurance companies, reinsurance departments of certain primary insurance companies and domestic, European and Asian underwriting syndicates. Competition in the types of reinsurance in which Underwriters is engaged is based on many factors, including the perceived overall financial strength of the reinsurer, premiums charged, contract terms and conditions, services offered, speed of claims payment, reputation and experience.

     Competition in the property and casualty reinsurance industry has historically been cyclical in nature. Typically, a cycle begins with attractive premium rates for reinsurance, which cause increased writing by existing reinsurers and the entrance into the market of new reinsurers. Competition within the market continues to grow, resulting in a decrease in premium rates. As the cycle continues, assuming loss experience is consistent, these declining premium rates eventually result in a period of underwriting losses. Such losses in turn cause reinsurers to slow or stop writing reinsurance or to withdraw from the market altogether, which results in decreased competition and a subsequent increase in premium rates. Management believes this competitive cycle, which may affect particular market segments at different times, is a critical factor affecting reinsurance profitability over time. There can be no assurance that historical trends in the property and casualty reinsurance industry will continue or that Underwriters will be able to accurately anticipate any such trends.

     To enhance Underwriters' financial strength, Alleghany, through URG, contributed approximately $51 million in cash and equity securities in 1993 and $100 million in equity securities in 1994 to the capital of Underwriters. Underwriters' enhanced financial strength has allowed it to benefit from the continuing trend toward consolidation in the domestic reinsurance market, resulting from the tendency of reinsurance buyers to purchase coverage from larger and more financially secure reinsurers. In 1996, URG issued $200 million principal amount of 7 7/8% Senior Notes due 2006. Of the net proceeds of the offering, $120 million was contributed to the capital of Underwriters, $50 million was used to repay indebtedness under URG's credit agreement and the remainder is being used for general corporate purposes. According to the Reinsurance Association of America, at December 31, 1996 there were 41 domestic professional reinsurers, and Underwriters was the nation's tenth-largest in terms of statutory surplus and seventeenth-largest in terms of net written premiums.

     The commercial property and casualty insurance industry is highly competitive on the basis of price and service. CUIC's, UIC's and NUIC's competitors include other primary insurers and new forms of insurance organizations such as alternative self-insurance mechanisms. Many such competitors have considerably greater financial resources, greater experience in the insurance industry and offer a broader line of insurance products than CUIC, UIC and NUIC.

REGULATION

     Underwriters, CUIC, UIC and NUIC are subject to regulation and supervision by state insurance regulatory authorities under the insurance statutes and regulations of states in which they are incorporated (New Hampshire for Underwriters and NUIC, California for CUIC, and Nebraska for UIC). In addition, each of these companies is regulated in each jurisdiction in which it conducts business. Among other things, insurance statutes and regulations typically limit the amount of dividends that can be paid without prior regulatory notification and approval, impose restrictions on the amounts and types of investments that may be held, prescribe solvency standards that must be met and maintained, require filing of annual or other reports with respect to financial condition and other matters and provide for periodic company examinations.

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

     The Center is subject to regulation and supervision by state insurance regulators in the states in which its subsidiary is licensed as an insurance agency (Georgia and New York). Such regulations address the solicitation and effectuation of insurance in such states and impose certain requirements relating to, among other things, countersignatures, continuing education and maintenance of trust accounts.

     State insurance holding company statutes provide a regulatory mechanism designed to protect the financial condition of domestic insurance companies operating as subsidiaries of holding companies. All holding company statutes require disclosure and, in some instances, prior approval of significant transactions between a domestic insurance company and its affiliates. Holding company statutes also may require, among other things, prior approval of any acquisition of control of a domestic insurance company. As an insurance holding company, Alleghany is subject to such regulations in New Hampshire, California and Nebraska. The acquisition of Underwriters, CUIC and UIC by Alleghany was subject to prior approval from the insurance regulatory authorities in the states in which such companies are incorporated. Alleghany and its other subsidiaries, however, are generally not otherwise subject to restrictions on their business activities due to their affiliation with Underwriters, CUIC, UIC and NUIC.

     Beginning with the 1994 year-end statutory financial statements, the insurance laws of New Hampshire, California and Nebraska imposed risk based capital ("RBC") requirements on property and casualty insurers and reinsurers, based on a model adopted by the National Association of Insurance Commissioners. The RBC requirements attempt to assess a property and casualty company's statutory capital and surplus needs, taking into account the risk characteristics of the companies' investments and products, by measuring the following risks: (i) underwriting, which encompasses the risk of adverse loss developments and inadequate pricing, (ii) declines in asset values arising from credit risks and (iii) declines in asset values arising from investment risks. The ratio of a company's total adjusted capital to its risk based capital provides regulators with an early warning tool to identify weakly capitalized companies for purposes of initiating corrective action. At

December 31, 1996, each of Underwriters, CUIC, UIC and NUIC had surplus well in excess of the risk based capital thresholds that would require any corrective action.

EMPLOYEES

     Underwriters Re Group employed 218 persons as of December 31, 1996.

                          INDUSTRIAL MINERALS BUSINESS

     On July 31, 1991, a holding company subsidiary of Alleghany acquired all of Manville Corporation's worldwide industrial minerals business, now conducted principally through World Minerals. The present chief executive officer of World Minerals currently owns an equity interest, including outstanding options, of about 6.6 percent of World Minerals' immediate parent company.

     World Minerals, headquartered in Santa Barbara, California, is principally engaged in the mining, production and sale of two industrial minerals, diatomite and perlite:

     Diatomite

     World Minerals conducts its diatomite business through Celite.

     In 1995, World Minerals, through various subsidiaries of Celite, acquired controlling interests in three joint ventures which are engaged in the mining and processing of diatomite in Jilin Province, Peoples Republic of China ("PRC"). The three joint ventures are in the start-up phase of production.

     Celite is believed to be the world's largest producer of filter-aid grade diatomite, which it markets worldwide under the Celite(R) and Kenite(R) brand names; Celite also markets filter-aid grade diatomite in Europe under the Primisil(R) brand name and in Latin America and other areas under the Diactiv(R) brand name.

     Diatomite is a silica-based mineral consisting of the fossilized remains of microscopic freshwater or marine plants. Diatomite's primary applications are in filtration and as a functional filler. Filtration accounts for the majority of the worldwide diatomite market and for over 50 percent of Celite's diatomite sales. Diatomite is used as a filter aid in the production of beer, food, juice, wine, water, sweeteners, fats and oils, pharmaceuticals, chemicals, lubricants and petroleum. Diatomite is used as a filler, mainly in paints, and as an anti-block agent in plastic film.

     In addition to diatomite, Celite also produces calcium silicate products and magnesium silicate products, which are sold worldwide under the MicroCel(R) and Celkate(R) brand names (except in portions of Europe where calcium silicate products are sold under the Calflo(R) brand name). These products, which have high surface area and adsorption and absorption capabilities, are used to convert liquid, semi-solid and sticky ingredients into dry, free-flowing powders in the production of rubber, sweeteners, flavorings and pesticides.

     Celite has its world headquarters in Lompoc, California and owns, directly or through wholly owned subsidiaries, diatomite mines and/or processing plants in Lompoc, California; Quincy, Washington; Murat, France; Alicante, Spain; Arica, Chile; Arequipa, Peru; and Guadalajara, Mexico. Celite also owns 48.6 percent of Kisilidjan, h.f., a joint venture with the Government of Iceland which mines and processes diatomite from Lake Myvatn in Iceland and owns controlling interests in three joint ventures which mine and process diatomite in Jilin Province, PRC.

     Perlite

     World Minerals conducts its perlite business through Harborlite and Europerlite.

     World Minerals believes that its Harborlite and Europerlite subsidiaries are, in the aggregate, the world's largest producers of perlite filter aids and that Harborlite, which is also engaged in the business of selling perlite ore, is the world's largest merchant producer of perlite ore. These products are marketed worldwide under the Harborlite(R) and Europerl(R) brand names.

     Perlite is a volcanic rock which contains between 2 percent and 5 percent natural combined water. When heated rapidly, the natural combined water turns explosively to steam and the perlite ore "pops" in a manner similar to popcorn, expanding up to twenty times its original volume and creating a soft material with large surface area and correspondingly low density.

     Perlite ore is mined at Harborlite's No Agua, New Mexico mine and is sold primarily to companies that expand it in their own expansion plants and use it in the manufacture of roofing board, formed pipe insulation and acoustical ceiling tile. Perlite ore for filter aid and certain filler applications is mined at Harborlite's Superior, Arizona mine and is expanded at Harborlite's six expansion plants located within the United States. Expanded perlite is also produced at Harborlite's European expansion plants at Hessle, United Kingdom and Wissembourg, France and Europerlite's expansion plants at Barcelona, Spain and Milan, Italy, from perlite ore obtained from Harborlite's Turkish perlite mine at Dikili, Turkey and from merchant ore producers in Europe. Most of the expanded perlite is used as a filter aid in the brewing, food, wine, sweetener, pharmaceutical, chemical and lubricant industries, or as a filler and insulating medium in various construction applications.

     On October 31, 1995, World Minerals, through Europerlite, acquired control of all of the outstanding capital stock of two privately owned perlite filter aid companies with operations in Italy and Spain, respectively, and a privately owned perlite sales company in Spain.

     Harborlite has its world headquarters in Lompoc, California and owns a perlite mine and mill in No Agua, New Mexico, a perlite loading facility in Antonito, Colorado, a perlite mine and a mill in Superior, Arizona, a perlite mine and mill in Dikili, Turkey, and perlite expansion facilities in Escondido, California; Green River, Wyoming; Laporte, Texas; Youngsville, North Carolina; Vicksburg, Michigan; Quincy, Florida; Wissembourg, France; and Hessle, England.

     Europerlite also has its world headquarters in Lompoc, California and owns perlite expansion plants in Barcelona, Spain and Milan, Italy.

     World Minerals conducts its business on a worldwide basis, with mining and processing operations in ten countries. In 1996, approximately 44 percent of World Minerals' revenues (equal to 4.2 percent of Alleghany's consolidated revenues) were generated by foreign operations, and an additional 11.5 percent of World Minerals' revenues were generated by export sales from the United States. While World Minerals believes that the international scope of its operations gives it unique competitive advantages, international operations can be subject to additional risks, such as currency fluctuations, changes in foreign legal requirements and political instability. World Minerals closely monitors its methods of operating in each country and adopts strategies responsive to changing economic and political environments.

     World Minerals minimizes its exposure to the risk of foreign currency fluctuation by, among other things, causing its subsidiaries to declare and pay dividends whenever feasible, and having its foreign subsidiaries invoice their export customers in United States dollars or other "hard currencies." World Minerals' foreign operations do not subject Alleghany to a material risk from foreign currency fluctuation.

     Celite's largest diatomite mine and plant is located near Lompoc, California. All additional diatomite supplies are currently obtained by Celite from its mines in the state of Washington, in France, Spain, Mexico, Chile, Peru, and PRC, and from the Lake Myvatn mine in Iceland (although environmental regulations and seismic activity may adversely affect future production at Lake Myvatn). Celite believes that its diatomite reserves at each site are generally sufficient to last for at least 20 more years at the current rate of utilization, except at its Quincy, Washington mine where reserves are estimated to last for another 15 years at current utilization rates. Celite is conducting active drilling activities to identify additional quality reserves in the area and expects to be able to increase reserve estimates for Quincy by the end of 1997.

     Harborlite obtains perlite ore in the United States from its No Agua and Superior mines, and believes that its perlite ore reserves at each site are sufficient to last at least 20 more years at the current rate of utilization. The perlite used by Harborlite and Europerlite for expansion in Europe is obtained from Harborlite's Dikili mine and from third parties in Europe. Ore reserves at Harborlite's Dikili mine are believed to be sufficient to last at least 20 more years at the current rate of utilization.

     Celite's silicate products are produced from purchased magnesium and calcium compounds and internally produced diatomite.

     World Minerals' operating subsidiaries experienced no interruption in raw material availability in 1996, and barring unforeseen circumstances anticipate no such interruption in 1997. While there can be no assurance that adequate supplies of all raw materials will be available in the future, Celite, Harborlite and Europerlite believe that they have taken reasonable precautions for the continuous supply of their critical raw materials.

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

     World Minerals presently owns, controls or holds licenses either directly or through its subsidiaries to approximately 25 United States and 41 foreign patents and patent applications. While World Minerals considers all of its patents to be valuable, World Minerals believes that none of its patents is by itself material to its business.

     World Minerals normally maintains approximately a one- to four-week supply of inventory on certain products due to production lead times. Although diatomite mining activities at Celite's principal mine in Lompoc, California may be suspended during periods of heavy rainfall, World Minerals believes that, because of the stockpiling of ore during dry periods, such suspensions do not materially affect the supply of inventory. Barring unusual circumstances, World Minerals does not experience backlogs of orders. World Minerals' business is not seasonal to any material degree.

     Programs instituted by management from 1991 through 1993 have strengthened World Minerals. Domestic and international operations are now consolidated into a single, centrally managed worldwide business under the direction of a highly capable management team. Since 1993, financial systems and controls have been upgraded, and the Celite, Europerlite and Harborlite sales, operations and financial groups have been consolidated to improve efficiency and take advantage of synergies. World Minerals acts as the sales agent for both Celite and Harborlite in the United States and procures orders from customers and distributors on their behalf. Beginning in 1997, World Minerals will also distribute Harborlite's and Europerlite's products in Europe to dealers, distributors and end users on Harborlite's and Europerlite's behalf.

     World Minerals has research and development, environmental control and quality control laboratories at its Lompoc production facilities and quality control laboratories at each of its other production facilities. In 1996, World Minerals spent approximately $2.9 million on company-sponsored research and technical services (in addition to amounts spent on engineering and exploration) related to the development and improvement of its products and services.

COMPETITION

     World Minerals believes that Celite is the world's largest producer of filter-aid grade diatomite. The remainder of the market is shared by Celite's four major competitors: Eagle-Picher Minerals (United States), Grefco (United States), CECA (France) and Showa (Japan), and a number of smaller competitors.

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

     The filter aid products of Celite, Europerlite and Harborlite compete with other filter aids, such as cellulose, and other filtration technologies, such as crossflow and centrifugal separation. Celite's silicates compete with a wide variety of other synthetic mineral products.

     In all of World Minerals' businesses, competition is principally on the basis of service, product quality and performance, warranty terms, speed and reliability of delivery, availability of the product and price.

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

     The domestic mining operations of Celite and Harborlite are subject to regulation by the Mine Safety and Health Administration ("MSHA"). This agency establishes health and safety standards relating to noise, respiratory protection and dust for employee work environments in the mining industry. Celite's and Harborlite's domestic production facilities which are not under the jurisdiction of MSHA are subject to regulation by the Occupational Safety and Health Administration ("OSHA"), which establishes regulations regarding, among other things, workplace conditions, and exposure to dust and noise. In addition, certain state agencies exercise concurrent jurisdiction in these areas. During 1996, both MSHA and OSHA announced special emphasis programs to reduce the incidence of silicosis in the workplace. Due to Celite's industrial hygiene and monitoring programs, Celite does not expect these special emphasis programs to impact its business in any material way.

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

     Certain products of Celite and Harborlite are subject to the Hazard Communication Standard promulgated by OSHA, which requires Celite and Harborlite to disclose the hazards of those products to employees and customers. Celite's diatomite products and certain of Harborlite's products contain varying amounts of crystalline silica, a mineral which is among the most common found on earth. In 1987, the International Agency for Research on Cancer ("IARC") issued a report, which was supplemented in 1988, designating crystalline silica as "probably carcinogenic to humans," which is a tentative classification falling between "probably not carcinogenic to humans" and "sufficient evidence of human carcinogenicity." In late 1996, a working group of IARC reconsidered the issue of crystalline silica and recommended reclassifying the inhalation of crystalline silica from occupational sources from Group 2A, "probably carcinogenic to humans" to Group 1, "carcinogenic to humans." The new classification will be published in mid-1997 in a new IARC monograph. Since 1987, Celite and Harborlite have provided required warning labels on their products containing in excess of 0.1 percent respirable crystalline silica, advising customers of the IARC designation and providing recommended safety precautions. Such requirements also mandate that industrial customers who purchase diatomite or perlite for use as a filler in their products label such products to disclose hazards which may result from the inclusion of crystalline silica-based fillers, if such products contain in excess of 0.1 percent of crystalline silica by volume. Due to labelling concerns, some manufacturers of paint may be considering the use of other fillers in place of Celite's products. However, Celite believes that the loss of these customers would not have a material adverse effect on its operating results. Several states have also enacted or adopted "right to know" laws or regulations, which seek to expand the federal Hazard Communication Standard to include providing notice of hazards to the general public, as well as to employees and customers.

     Celite, through the industry-sponsored International Diatomite Producers Association ("IDPA"), has participated in funding several studies to examine in more detail the cancer risk to humans from occupational exposure to crystalline silica. One such study, conducted by the University of Washington on diatomite workers in Lompoc, California (the "Washington Study") found a modest increase in lung cancer deaths in the cohort compared with national rates (indicated by a standardized mortality ratio ("SMR") equal to 1.43). The standardized mortality ratio compares the number of expected cancer deaths in the cohort with 1, representing the number of cancer deaths in the population at large. The study also found an increase in non-malignant respiratory disease ("NMRD") (SMR equal to 2.59); this finding was expected because the NMRD category included silicosis resulting from exposures in past decades.

     After the publication of the Washington Study, Celite conducted its own review of the portion of the cohort representing the Lompoc plant and found that more workers in this portion of the cohort may have been exposed to asbestos, prior to World Minerals' purchase of the Lompoc plant, than originally thought. Since exposure to asbestos has been found to cause lung cancer and respiratory disease, this finding has raised concern that the Washington Study may have overstated the adverse health effects of exposure to crystalline silica. IDPA engaged an epidemiologist and an industrial hygienist to examine the cohort to determine whether asbestos exposure was properly accounted for in the Washington Study's results. The final IDPA report (the "Asbestos Study") was issued in December 1994 and found:

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

     The results of the Asbestos Study were analyzed by the authors of the Washington Study. They did not agree that asbestos was a likely confounder of the results of the initial study.

     In 1996, the Washington Study's authors, in association with researchers from Tulane University, conducted a seven year follow-up study of the Lompoc cohort. The follow-up study, funded by a grant from the National Institute for Occupational Safety and Health, reported a lower SMR for the cohort (1.29 vs. 1.43), a weakened dose response relationship, which may suggest a less conclusive indication of a causative relationship between occupational exposure and cancer deaths, and a continued absence of excess lung cancers in workers hired after 1960. An additional aspect of the study, which seeks to compare results of the cohort study to radiographic readings of the workers, is ongoing.

     The various agreements covering the purchase of the business of Celite in 1991 provide for the indemnification of the holding company subsidiary of Alleghany which acquired Celite by the various selling Manville entities in respect of any environmental and health claims arising from the operations of the business of Celite prior to its acquisition by the holding company subsidiary.

EMPLOYEES

     As of December 31, 1996, World Minerals had 117 employees, all located in the United States, Celite had about 1,383 employees worldwide, and Harborlite had about 191 employees worldwide. Europerlite had about 71 employees, all located in Europe. Approximately 346 of Celite's employees and 41 of Harborlite's employees in the United States are covered by collective bargaining agreements. During 1996, Celite agreed to a new six-year collective bargaining agreement with its largest union, representing production workers at its

Lompoc, California mine and plant. Also in 1996, Harborlite agreed to a new four-year agreement with the union representing its No Agua/Antonito mine and mill workers. All of the collective bargaining agreements covering workers at Celite and Harborlite are in full force and effect.

                            STEEL FASTENER BUSINESS

     The Heads and Threads division of Alleghany, headquartered in Northbrook, Illinois, is believed to be one of the nation's leading importers and distributors of steel fasteners. Heads and Threads imports and sells commercial fasteners -- nuts, bolts, screws, washers and other fasteners -- for resale to fastener manufacturers and distributors through a network of sales offices and warehouses located in sixteen states. The strength of Heads and Threads lies in its five major warehouses and fourteen regional satellite warehouses, long years of association with suppliers and customers, and ability to control operating costs.

     Since Heads and Threads imports virtually all of its fasteners, it is necessary to forecast inventory requirements from six months to a year in advance to allow time for shipments to reach their destinations in the United States. In addition, Heads and Threads' costs are subject to fluctuations in foreign currency and import duties. Increases in import duties may result from determinations by United States federal agencies that foreign countries are violating United States laws or intellectual property rights, or are following restrictive import policies. Heads and Threads' operations do not subject Alleghany to a material risk from fluctuations in foreign currency or import duties.

     Regulations implementing the Fastener Quality Act, the effective date of which has been postponed to 1997, will increase costs.

     At December 31, 1996, Heads and Threads had about 165 employees.

ITEM 2.  PROPERTIES.

     Alleghany's headquarters is located in leased office space of about 11,000 square feet at 375 Park Avenue in New York City.

     CT&T and CTI lease about 282,000 square feet for their headquarters operations in the Chicago Title and Trust Center, a 49-story office complex at 171 North Clark Street in Chicago, Illinois.

     Ticor Title's and Security Union's headquarters are in leased premises of about 45,000 square feet in Pasadena, California. CT&T and its subsidiaries own or lease buildings or office space in approximately 522 locations throughout the United States, primarily for CTI, Security Union and Ticor Title full-service and satellite branch office operations.

     In 1996, URG agreed to lease approximately 45,000 square feet of office space for its headquarters in Calabasas, California. The lease term is expected to begin in late 1997 upon completion of construction and relocation. Currently, URG leases about 29,000 square feet of office space for its headquarters operations in Woodland Hills, California. All of its five branch office locations are also in leased space, ranging in size from about 3,000 square feet to 6,700 square feet. CUIC leases about 9,400 square feet of office space. All three branch offices of The Center are also in leased space, ranging in size from about 1,100 square feet to 4,600 square feet.

     World Minerals' headquarters is located in leased premises of approximately 13,000 square feet in Santa Barbara, California. Celite, Harborlite, Europerlite and certain departments of World Minerals share 16,800 square feet of leased premises in Lompoc, California.

     A description of the major plants and properties owned and operated by Celite, Europerlite and Harborlite is set forth below. All of the following properties are owned, with the exception of Plant #1 at Quincy, Washington, the headquarters offices at Santa Barbara and Lompoc, California, the Nanterre, France, and Izmir, Turkey, offices and the plant at Wissembourg, France, which are leased.

                     LOCATION AND                           APPROXIMATE               PRODUCT
                  NATURE OF PROPERTY                       SQUARE FOOTAGE             OR USE
-------------------------------------------------------    --------------     -----------------------
CELITE:
Lompoc, CA.............................................        961,410        Diatomite filter aids,
Production facility; 17 multi-story production                                fillers, silicates and
buildings; 5 one-story warehouse buildings; 6 one-story                       specialty products
laboratory buildings; 4 multi-story bulk handling
buildings; 6 one-story office buildings; 2 one-story
lunch and locker-room buildings; and 10 one-story
shops.
Lompoc, CA.............................................         16,800        Headquarters offices
1 one story building; 3 units within 1 one-story
building.
Quincy, WA.............................................         60,941        Diatomite filter aids
Production facility; Plant #1-1 multi-story production                        and fillers
building and 7 one-story buildings. Plant #2-1
multi-story production building and 6 one-story
buildings.
Murat, Department of Cantal, France....................         77,000        Diatomite filter aids
Production facility; 1 one-story manufacturing
building; 2 one-story warehouses; and 1 one-story
office building.
Nanterre, France.......................................          6,000        Sales and
1 single floor.                                                               administrative offices
Guadalajara, Mexico....................................        116,610        Diatomite filter aids
Production facility; 2 multi-story production                                 and fillers
buildings; 2 multi-story pollution-control buildings;
and 20 one-story buildings.
Mexico City, Mexico....................................          2,700        Offices
1 single floor condominium.
Arica, Chile...........................................         50,000        Diatomite filter aids
Production facility; 1 calcined line; 1 natural line; 1
administration building; 1 laboratory; 1 warehouse
building; 1 changing room building; 1 maintenance
workshop; and 1 product warehouse.
Santiago, Chile........................................          1,682        Offices
1 single floor in a multi-story, rented office building
Alicante, Spain........................................         70,777        Diatomite filter aids
Production facility; 2 multi-story manufacturing                              and fillers
buildings; 3 one-story warehouses; 2 one-story office
buildings; 1 two-story laboratory; and 3 miscellaneous
buildings.
Changbai County, Jilin Province, PRC...................         95,000        Diatomite filter aids
Production facility; 1 multi-story processing facility;
4 one-story warehouse buildings; 1 multi-story office
building; and 4 one-story miscellaneous buildings.
Linjiang County, Jilin Province, PRC...................         74,665        Diatomite filter aids
Production facility; 1 multi-story production facility;
1 two-story office building; 3 one-story warehouse
buildings; and 3 one-story miscellaneous buildings.
Linjiang County, Jilin Province, PRC...................        142,000        Diatomite filter aids
Production facility; 3 multi-story production
facilities; 1 one-story office building; 2 one-story
warehouse buildings; and 5 one-story miscellaneous
buildings.
HARBORLITE:
Antonito, CO...........................................          9,780        Warehouse facilities
1 one-story manufacturing building and warehouse; 1                           for perlite ore
one-story office building; and 1 one-story warehouse.
No Agua, NM............................................         40,550        Perlite ore
Production facility; 1 six-story mill building; 1
one-story office and shop building; and 8 miscellaneous
one-story buildings.

                     LOCATION AND                           APPROXIMATE               PRODUCT
                  NATURE OF PROPERTY                       SQUARE FOOTAGE             OR USE
-------------------------------------------------------    --------------     -----------------------
Superior, AZ...........................................          6,900        Perlite ore
Production facility; 1 one-story warehouse building;
and 1 one-story office building.
Escondido, CA..........................................          8,450        Perlite filter aids
1 one-story warehouse building; and 1 one-story office
building.
Green River, WY........................................         17,300        Perlite filter aids
1 one-story warehouse building; and 1 one-story office
building.
Vicksburg, MI..........................................         25,050        Perlite filter aids
2 one-story warehouse buildings; and 1 one-story office
building.
Youngsville, NC........................................         22,500        Perlite filter aids
1 one-story warehouse building; 1 one-story
manufacturing building; and 1 one-story office
building.
Quincy, FL.............................................         18,450        Perlite filter aids
1 one-story warehouse building; 1 one-story
manufacturing building; and 1 one-story office
building.
LaPorte, TX............................................         23,000        Perlite filter aids and
1 one-story expansion warehouse and office building.                          fillers
Wissembourg, France....................................          5,000        Perlite filter aids and
a portion of 1 multi-story production and warehouse                           fillers
building.
Hessle, Humberside,....................................         36,700        Perlite filter aids and
United Kingdom 1 one-story manufacturing building; and                        fillers
1 two-story office building.
Dikili, Turkey.........................................         63,200        Perlite crushing mill
Production facility; 1 four-story manufacturing
building; 1 one-story warehouse building; 1 one-story
raw material warehouse; 1 one-story office building;
and 1 one-story maintenance shop.
Izmir, Turkey..........................................          1,000        Sales and
1 single-floor                                                                administrative office
EUROPERLITE:
Barcelona, Spain.......................................         70,300        Perlite filter aids and
Production facility; 1 one-story manufacturing and                            fillers
warehouse building; 1 one-story raw material warehouse;
and 1 two-story office building
Milan, Italy...........................................         68,600        Perlite filter aids
Production facility; 1 one story
manufacturing/warehouse building; 1 one-story raw
material warehouse; and 1 two-story office building

     Celite's largest mine is located on owned property immediately adjacent to the City of Lompoc, California, and is the site of one of the most unusual marine diatomite deposits in the world. The mine celebrated its 100th anniversary of production in 1993 and has been in continuous operation for more than 60 years. Reserves are believed to be sufficient for the operation of the plant for at least 20 more years at the current rate of utilization. The Lompoc production facility has a rated capacity in excess of 200,000 tons annually and currently supplies more than 25 different grades of products to the filtration and filler markets. The facility also houses World Minerals' research and development, and health, safety and environmental departments and Celite's quality control laboratories.

     Celite and Harborlite also lease warehouses, office space and other facilities in the United States and abroad. A joint venture between Celite and the Government of Iceland has mining rights to mine diatomaceous earth in sections of Lake Myvatn, Iceland, and Celite's joint ventures in PRC have mining rights to mine diatomaceous earth in sections of Jilin Province, PRC.

     The operations of Alleghany's Heads and Threads division are conducted in 16 states at 19 locations. There are either warehouses, or combined warehouses and sales offices, at such locations; two locations are owned and the remainder are leased. Heads and Threads' headquarters in Northbrook, Illinois is owned by Alleghany.

     API's headquarters is located in leased premises of approximately 2,500 square feet in Sacramento, California. API or its subsidiary owns 30 properties in fee in California. Such properties are comprised of improved and unimproved commercial land (office, retail and industrial), improved and unimproved commercial and residential lots, and office, retail, commercial and residential buildings. In addition, the following properties are held by joint ventures in dissolution in which API has an interest, but the liquidation of such joint ventures has not yet been completed. API intends to dispose of all of these properties in an orderly fashion, which may take several years.

                 LOCATION                       APPROXIMATE ACREAGE              PROPERTY TYPE
------------------------------------------      -------------------       ---------------------------
Roseville, California.....................           15.7 acres                 Unimproved land
                                                                           (commercial/residential)
Roseville, California (subject to a first                                       Unimproved land
  deed of trust)..........................          112.3 acres            (commercial/residential)
Folsom, California........................            7.4 acres                 Unimproved land
                                                                          (commercial/office/retail)
Sacramento, California....................          215.8 acres                 Unimproved land
                                                                           (commercial/residential)
Sacramento, California....................          136.0 acres                 Unimproved land
                                                                           (commercial/residential)

     Alleghany also owns one truck terminal property in Ohio which is being held for sale, and which has been leased from time to time on an interim basis.

ITEM 3.  LEGAL PROCEEDINGS.

     A. The federal tax returns of the Alleghany group for the tax years 1991 and 1992 were audited by the Internal Revenue Service ("IRS"), and by letter dated December 27, 1995, the IRS proposed adjustments to the Alleghany group's federal income tax liability for the 1988, 1991 and 1992 tax years totalling about $6.7 million. Based upon discussions with the IRS Appeals Office, Alleghany believes it has preliminarily settled the proposed adjustments for an aggregate additional tax liability of about $0.4 million for such years.

     B. Alleghany's subsidiaries and division are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such operating unit makes provision on its books, in accordance with generally accepted accounting principles, for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provision is adequate under generally accepted accounting principles as of December 31, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of 1996.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF REGISTRANT.

     The name, age, current position, date elected and five-year business history of each executive officer of Alleghany are as follows:

        NAME           AGE        CURRENT POSITION         BUSINESS EXPERIENCE DURING LAST 5 YEARS
---------------------  ---   ---------------------------   ---------------------------------------
F.M. Kirby...........  77    Chairman of the Board         Chairman of the Board, Alleghany;
                                                           Chairman of the Board and chief
                                                           executive officer, Alleghany, prior to
                                                           July 1992.

        NAME           AGE        CURRENT POSITION         BUSINESS EXPERIENCE DURING LAST 5 YEARS
---------------------  ---   ---------------------------   ---------------------------------------
John J. Burns, Jr....  65    President, chief executive    President, chief executive officer and
                             officer and chief operating   chief operating officer, Alleghany
                             officer                       since July 1992; President and chief
                                                           operating officer, Alleghany, prior
                                                           thereto.
David B. Cuming......  64    Senior Vice President and     Senior Vice President and chief
                             chief financial officer       financial officer, Alleghany.
Robert M. Hart.......  52    Senior Vice President,        Senior Vice President and General
                             General Counsel and           Counsel since September 1994 and
                             Secretary                     Secretary since January 1995; Partner,
                                                           Donovan Leisure Newton & Irvine, prior
                                                           thereto.
Peter R. Sismondo....  41    Vice President, Controller,   Vice President, Controller, Treasurer,
                             Treasurer, Assistant          Assistant Secretary and principal
                             Secretary and principal       accounting officer, Alleghany, since
                             accounting officer            January 1995; Vice President,
                                                           Controller, Assistant Secretary and
                                                           principal accounting officer,
                                                           Alleghany, prior thereto.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required by this Item with respect to the market price of and dividends on Alleghany's common stock and related stockholder matters is incorporated by reference from page 5 of Alleghany's Annual Report to Stockholders for the year 1996, filed as Exhibit 13 hereto.

RECENT SALES OF UNREGISTERED SECURITIES

     On January 10, 1996, Alleghany issued 1,126 shares of common stock to S. Arnold Zimmerman, a former director of Alleghany, upon the exercise of an option to purchase 1,000 shares of Alleghany common stock, subject to adjustment for stock dividends, at an exercise price of $77.2522 per share, or $86,985.97 in the aggregate, granted to Mr. Zimmerman on May 1, 1989 pursuant to the Alleghany Corporation Amended and Restated Directors' Stock Option Plan. The sale of the common stock was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

     On May 10, 1996, Alleghany issued an aggregate of 469 shares of Alleghany common stock to seven non-employee directors of Alleghany pursuant to the Alleghany Corporation Directors' Equity Compensation Plan representing one-half of the value of each director's retainer for the following twelve month's service as a director, exclusive of any per meeting fees, committee fees or expense reimbursements. The sale of the common stock was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

     On July 9, 1996, Alleghany issued 12,415 shares of Alleghany common stock to each of Robert F. Sennott, Jr., Mark P. Sennott and Bryant P. Linares for an aggregate consideration valued at $7,259,044 in connection with an acquisition. The sale of the common stock was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, as a transaction not involving a public offering. The resale of such shares of common stock was subsequently registered in Alleghany's Registration Statement on Form S-3 (Registration No. 333-9881).

     On August 21, 1996, Alleghany issued an aggregate of 2,230 shares of common stock to S. Arnold Zimmerman, a former director of Alleghany, 1,126 shares upon the exercise of an option to purchase 1,000 shares of Alleghany common stock, subject to adjustment for stock dividends, at an exercise price of $75.5331 per share, or $85,050.27 in the aggregate, and 1,104 shares of common stock upon the exercise of an option to purchase 1,000 shares of Alleghany common stock, subject to adjustment for stock dividends, at an exercise price of $86.8369 per share, or $95,867.94 in the aggregate, granted to Mr. Zimmerman on May 7, 1990 and April 29, 1991, respectively, pursuant to the Alleghany Corporation Amended and Restated Directors' Stock Option Plan. The sale of the common stock was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

     On September 12, 1996, Alleghany issued 16,855, 8,396 and 6,313 shares of Alleghany common stock to Mike A. Leprino, Nancy A. Leprino and Donald C. Ford, respectively, for an aggregate consideration valued at $6,000,000 in connection with an acquisition. The sale of common stock was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, as a transaction not involving a public offering. The resale of such shares of common stock was subsequently registered in Alleghany's Registration Statement on Form S-3 (Registration No. 333-13971).

     The above does not include unregistered issuances of Alleghany common stock that did not involve a sale consisting of a stock dividend paid in April 1996 and issuances of common stock and other securities pursuant to employee incentive plans.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by this Item 6 is incorporated by reference from page 5 of Alleghany's Annual Report to Stockholders for the year 1996, filed as
Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this Item 7 is incorporated by reference from pages 1 through 3, from pages 8 through 17, and from pages 20 and 21, of Alleghany's Annual Report to Stockholders for the year 1996, filed as Exhibit 13 hereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item 8 is incorporated by reference from pages 22 through 37 of Alleghany's Annual Report to Stockholders for the year 1996, filed as Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     As permitted by General Instruction G(3), information concerning the executive officers of Alleghany is set forth as a supplemental item included in
Part I of this Form 10-K Report under the caption "Executive Officers of Registrant." Information concerning the directors of Alleghany is incorporated by reference from pages 5 through 9 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 25, 1997. Information concerning compliance with the reporting requirements under Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference from page 12 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 25, 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item 11 is incorporated by reference from pages 12 through page 21 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 25, 1997. The information set forth beginning with the first full paragraph of page 21 through page 27 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 25, 1997, is not "filed" as a part hereof.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item 12 is incorporated by reference from pages 1 through 5, and from pages 11 through 12, of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 25, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item 13 is incorporated by reference from page 14 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 25, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1.  Financial Statements.

     The consolidated financial statements of Alleghany and subsidiaries, together with the report thereon of KPMG Peat Marwick LLP, independent certified public accountants, are incorporated by reference from the Annual Report to Stockholders for the year 1996 into Item 8 of this Report.

     2.  Financial Statement Schedules.

     The schedules relating to the consolidated financial statements of Alleghany and subsidiaries, together with the report thereon of KPMG Peat Marwick LLP, independent certified public accountants, are detailed in a separate index herein.

     3.  Exhibits.

     The following are filed as exhibits to this Report:

EXHIBIT NUMBER                                      DESCRIPTION
--------------      ----------------------------------------------------------------------------
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

---------------

* Compensatory plan or arrangement.

EXHIBIT NUMBER                                      DESCRIPTION
--------------      ----------------------------------------------------------------------------
     *10.02         Alleghany Corporation Deferred Compensation Plan as amended and restated as of December 15, 1992, filed as Exhibit 10.03 to Alleghany's Annual Report on
                    Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.
     *10.03(a)      Alleghany 1983 Long-Term Incentive Plan as adopted on March 16, 1983, filed as Exhibit 10.24 to the Annual Report on Form 10-K of Alleghany Corporation,
                    a Maryland corporation and the predecessor of Alleghany ("Old Alleghany"), for the year ended December 31, 1982, is incorporated herein by reference
                    (Securities and Exchange Commission File No. 1-9371).
     *10.03(b)      Description of amendments to the Alleghany 1983 Long-Term Incentive Plan as adopted on December 30, 1986, filed as Exhibit 10.05(b) to Alleghany's
                    Annual Report on Form 10-K for the year ended December 31, 1986, is incorporated herein by reference (Securities and Exchange Commission File
                    No. 1-9371).
     *10.04         Alleghany 1993 Long-Term Incentive Plan, as amended and restated effective as of January 1, 1994, filed as Exhibit 10.06(b) to Alleghany's Annual
                    Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.
     *10.05         Alleghany Supplemental Death Benefit Plan dated as of May 15, 1985 and effective as of January 1, 1985, filed as Exhibit 10.08 to Old Alleghany's
                    Annual Report on Form 10-K for the year ended December 31, 1985, is incorporated herein by reference (Securities and Exchange Commission File
                    No. 1-9371).
     *10.06(a)      Trust Agreement Amendment made as of July 8, 1994 between Alleghany and
                    Chemical Bank, filed as Exhibit 10.08(a) to Alleghany's Annual Report on
                    Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.
     *10.06(b)      Alleghany Retirement Plan, as amended and restated on March 14, 1995, filed as Exhibit 10.08(c) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.
     *10.06(c)      Amendments to Alleghany Retirement Plan, effective as of January 1, 1996, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the
                    quarter ended March 31, 1996, is incorporated herein by reference.
     *10.07         Alleghany Retirement COLA Plan dated and effective as of January 1, 1992, as adopted on March 17, 1992, filed as Exhibit 10.7 to Alleghany's Annual
                    Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).
     *10.08         Description of Alleghany Group Long Term Disability Plan effective as of
                    July 1, 1995, field as Exhibit 10.10 to Alleghany's Annual Report on Form
                    10-K for the year ended December 31, 1995, is incorporated herein by reference.
     *10.09         Alleghany Amended and Restated Directors' Stock Option Plan effective as of
                    April 20, 1993, filed as Exhibit 10.1 to Alleghany's Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.
     *10.10         Alleghany Directors' Equity Compensation Plan, effective as of January 16,
                    1995, filed as Exhibit 10.11 to Alleghany's Annual Report on Form 10-K for
                    the year ended December 31, 1994, is incorporated herein by reference.
     *10.11         Alleghany Non-Employee Directors' Retirement Plan effective July 1, 1990, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the
                    quarter ended June 30, 1990, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

---------------

* Compensatory plan or arrangement.

EXHIBIT NUMBER                                      DESCRIPTION
--------------      ----------------------------------------------------------------------------
     *10.12(a)      Description of compensatory arrangement between Alleghany and Paul F.
                    Woodberry, filed as Exhibit 10.21 to Alleghany's Annual Report on Form 10-K
                    for the year ended December 31, 1994, is incorporated herein by reference.
     *10.12(b)      Description of long-term incentive arrangement between Alleghany and Paul F.
                    Woodberry, filed as Exhibit 10.21(b) to Alleghany's Annual Report on Form
                    10-K for the year ended December 31, 1995, is incorporated herein by reference.
      10.13         Revolving Credit Loan Agreement dated as of June 14, 1995 among Alleghany and Chemical Bank, filed as Exhibit 10.1 to Alleghany's Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 1995, is incorporated herein by reference.
      10.14(a)      Stock Purchase Agreement dated as of June 18, 1985 by and among Old
                    Alleghany, Alleghany, Alleghany Capital Corporation and Lincoln National
                    Corporation (the "CT&T Stock Purchase Agreement"), filed as Exhibit (2)(i)
                    to Old Alleghany's Current Report on Form 8-K dated July 11, 1985, is incorporated herein by reference (Securities and Exchange Commission File
                    No. 1-9371).
      10.14(b)      List of Contents of Schedules to the CT&T Stock Purchase Agreement, filed as
                    Exhibit (2)(ii) to Old Alleghany's Current Report on Form 8-K dated July 11,
                    1985, is incorporated herein by reference (Securities and Exchange
                    Commission File No. 1-9371).
      10.14(c)      Amendment No. 1 dated December 20, 1985 to the CT&T Stock Purchase
                    Agreement, filed as Exhibit 10.12(c) to Old Alleghany's Annual Report on
                    Form 10-K for the year ended December 31, 1985, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).
      10.15         Distribution Agreement dated as of May 1, 1987 between Alleghany and MSL
                    Industries, Inc., filed as Exhibit 10.21 to Alleghany's Annual Report on
                    Form 10-K for the year ended December 31, 1987, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).
      10.16         Amendment to Distribution Agreement dated June 29, 1987, effective as of May
                    1, 1987, between Alleghany and MSL Industries, Inc., filed as Exhibit 10.22 to Alleghany's Annual Report on Form 10-K for the year ended December 31,
                    1987, is incorporated herein by reference (Securities and Exchange
                    Commission File No. 1-9371).
      10.17(a)      Agreement and Plan of Merger dated as of April 29, 1994 among Montag &
                    Caldwell Associates, Inc., Alleghany Acquisition Corporation, Alleghany and
                    the Shareholders of Montag & Caldwell Associates, Inc. (the "Montag &
                    Caldwell Acquisition Agreement"), filed as Exhibit 10.1(a) to Alleghany's
                    Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, is incorporated herein by reference.
      10.17(b)      List of Contents of Exhibits to the Montag & Caldwell Acquisition Agreement,
                    filed as Exhibit 10.1(b) to Alleghany's Quarterly Report on Form 10-Q for
                    the quarter ended March 31, 1994, is incorporated herein by reference.
      10.18(a)      Stock Purchase Agreement dated as of May 18, 1994 by and between First
                    Interstate Bank of California and Alleghany (the "Sacramento Savings Stock
                    Purchase Agreement"), filed as Exhibit 10.1(a) to Alleghany's Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.
      10.18(b)      List of Contents of Exhibits and Schedules to the Sacramento Savings Stock
                    Purchase Agreement, filed as Exhibit 10.1(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.

---------------

     * Compensatory plan or arrangement

EXHIBIT NUMBER                                      DESCRIPTION
--------------      ----------------------------------------------------------------------------
      10.19(a)      Note Purchase Agreement dated as of January 15, 1995 by and among Alleghany
                    Properties, Inc., Alleghany and Hartford Life Insurance Company Separate
                    Account CRC (the "Alleghany Properties Note Purchase Agreement"), filed as
                    Exhibit 10.28(a) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference. Agreements dated as of January 15, 1995 among Alleghany Properties, Inc., Alleghany and each of Transamerica Life Insurance & Annuity Company, Transamerica
                    Occidental Life Insurance Company, United of Omaha Life Insurance Company,
                    Mutual of Omaha Insurance Company, The Lincoln National Life Insurance
                    Company, Knights of Columbus and Woodmen Accident and Life Company are
                    omitted pursuant to Instruction 2 of Item 601 of Regulation S-K.
      10.19(b)      List of Contents of Annexes and Exhibits to the Alleghany Properties Note
                    Purchase Agreement, filed as Exhibit 10.28(b) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.
      10.19(c)      Amendment to Alleghany Properties Note Purchase Agreement dated as of June
                    23, 1995 among Alleghany, Alleghany Properties, Inc. and the Purchasers
                    listed on Annex 1 to the Alleghany Properties Note Purchase Agreement, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, is incorporated herein by reference.
      10.19(d)      Amendment No. 2 to Alleghany Properties Note Purchase Agreement dated as of
                    November 6, 1995 among Alleghany, Alleghany Properties, Inc. and the
                    Purchasers listed on Annex 1 to the Alleghany Properties Note Purchase
                    Agreement, filed as Exhibit 10.28(d) to Alleghany's Annual Report on Form
                    10-K for the year ended December 31, 1995, is incorporated herein by reference.
      10.20         Letter agreement dated January 24, 1995 among Alleghany, Santa Fe Pacific
                    Corporation and Burlington Northern Inc., filed as Exhibit 2 to Amendment
                    No. 3 to Alleghany's Schedule 13D relating to Santa Fe Pacific Corporation dated January 24, 1995, is incorporated herein by reference.
      10.21(a)      Installment Sales Agreement dated December 8, 1986 by and among Alleghany,
                    Merrill Lynch, Pierce, Fenner & Smith Incorporated and Merrill Lynch & Co.,
                    Inc., filed as Exhibit 10.10 to Alleghany's Annual Report on Form 10-K for
                    the year ended December 31, 1986, is incorporated herein by reference
                    (Securities and Exchange Commission File No. 1-9371).
      10.21(b)      Intercreditor and Collateral Agency Agreement dated as of August 1, 1990 among Manufacturers Hanover Trust Company, Barclays Bank PLC and Alleghany
                    Funding Corporation, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).
      10.21(c)      Interest Rate and Currency Exchange Agreement dated as of August 14, 1990 between Barclays Bank PLC and Alleghany Funding Corporation, and related
                    Confirmation dated August 13, 1990 between Barclays Bank PLC and Alleghany
                    Funding Corporation, filed as Exhibit 10.2 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, are incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).
      10.21(d)      Indenture dated as of August 1, 1990 between Alleghany Funding Corporation and Manufacturers Hanover Trust Company, filed as Exhibit 10.3 to
                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended September
                    30, 1990, is incorporated herein by reference (Securities and Exchange
                    Commission File No. 1-9371).

EXHIBIT NUMBER                                      DESCRIPTION
--------------      ----------------------------------------------------------------------------
      10.22(a)      Acquisition Agreement dated as of November 29, 1990 by and between CT&T and
                    Westwood Equities Corporation (the "Ticor Acquisition Agreement"), filed as
                    Exhibit (2)(i) to Alleghany's Current Report on Form 8-K dated December 21,
                    1990, is incorporated herein by reference (Securities and Exchange
                    Commission File No. 1-9371).
      10.22(b)      List of Contents of Schedules to the Ticor Acquisition Agreement, filed as
                    Exhibit (2)(ii) to Alleghany's Current Report on Form 8-K dated December 21,
                    1990, is incorporated herein by reference (Securities and Exchange
                    Commission File No. 1-9371).
      10.22(c)      Amendment to the Ticor Acquisition Agreement dated as of January 9, 1991 by and between CT&T and Westwood Equities Corporation, filed as Exhibit
                    (2)(iii) to Alleghany's Current Report on Form 8-K dated March 21, 1991, is incorporated herein by reference (Securities and Exchange Commission File
                    No. 1-9371).
      10.22(d)      Amended and Restated Credit Agreement dated as of December 30, 1993 among
                    CT&T, certain commercial lending institutions and Continental Bank, N.A. as agent, filed as Exhibit 10.28(d) to Alleghany's Annual Report on Form 10-K
                    for the year ended December 31, 1993, is incorporated herein by reference.
      10.22(e)      Letter Agreement dated May 2, 1991 between CT&T and Continental Bank, N.A.
                    relating to an interest rate swap effective May 6, 1991, filed as Exhibit
                    10.2 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended
                    March 31, 1991, is incorporated herein by reference (Securities and Exchange
                    Commission File No. 1-9371).
      10.22(f)      Letter Agreement dated December 13, 1994 between CT&T and Bank of America
                    Illinois (previously known as Continental Bank) relating to the transfer of
                    Continental Bank's risk management business to Bank of America National
                    Trust and Savings Association, filed as Exhibit 10.31(f) to Alleghany's
                    Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.
      10.23(a)      Stock Purchase Agreement dated as of July 1, 1991 among Celite Holdings
                    Corporation, Celite Corporation and Manville International, B.V. (the
                    "Celite Stock Purchase Agreement"), filed as Exhibit 10.2(a) to Alleghany's
                    Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File
                    No. 1-9371).
      10.23(b)      List of Contents of Exhibits and Schedules to the Celite Stock Purchase
                    Agreement, filed as Exhibit 10.2(b) to Alleghany's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).
      10.24(a)      Joint Venture Stock Purchase Agreement dated as of July 1, 1991 among Celite
                    Holdings Corporation, Celite Corporation and Manville Corporation (the
                    "Celite Joint Venture Stock Purchase Agreement"), filed as Exhibit 10.3(a)
                    to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30,
                    1991, is incorporated herein by reference (Securities and Exchange
                    Commission File No. 1-9371).
      10.24(b)      List of Contents of Exhibits and Schedules to the Celite Joint Venture Stock
                    Purchase Agreement, filed as Exhibit 10.3(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

EXHIBIT NUMBER                                      DESCRIPTION
--------------      ----------------------------------------------------------------------------
      10.25(a)      Asset Purchase Agreement dated as of July 1, 1991 among Celite Holdings
                    Corporation, Celite Corporation and Manville Sales Corporation (the "Celite
                    Asset Purchase Agreement"), filed as Exhibit 10.4(a) to Alleghany's
                    Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File
                    No. 1-9371).
      10.25(b)      List of Contents of Exhibits and Schedules to the Celite Asset Purchase
                    Agreement, filed as Exhibit 10.4(b) to Alleghany's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).
      10.25(c)      Amendment No. 1 dated as of July 31, 1991 to the Celite Asset Purchase
                    Agreement, filed as Exhibit 10.32(c) to Alleghany's Annual Report on Form
                    10-K for the year ended December 31, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).
      10.26(a)      Acquisition Related Agreement dated as of July 1, 1991, by and between
                    Celite Holdings Corporation, Celite Corporation and Manville Corporation
                    (the "Celite Acquisition Related Agreement"), filed as Exhibit 10.5(a) to
                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30,
                    1991, is incorporated herein by reference (Securities and Exchange
                    Commission File No. 1-9371).
      10.26(b)      List of Contents of Exhibits to the Celite Acquisition Related Agreement,
                    filed as Exhibit 10.5(b) to Alleghany's Quarterly Report on Form 10-Q for
                    the quarter ended June 30, 1991, is incorporated herein by reference
                    (Securities and Exchange Commission File No. 1-9371).
      10.26(c)      Amendment dated as of July 31, 1991 to Celite Acquisition Related Agreement,
                    filed as Exhibit 10.33(c) to Alleghany's Annual Report on Form 10-K for the
                    year ended December 31, 1991, is incorporated herein by reference
                    (Securities and Exchange Commission File No. 1-9371).
      10.27(a)      Amended and Restated Credit Agreement dated as of March 10, 1995 (the "World
                    Minerals Credit Agreement") among Mineral Holdings Inc., World Minerals, the banks named therein, NationsBanks, N.A. (Carolinas), Bank of America
                    National Trust and Savings Association and Chemical Bank, filed as Exhibit
                    10.36(a) to Alleghany's Annual Report on Form 10-K for the year ended
                    December 31, 1995, is incorporated herein by reference.
      10.27(b)      List of Contents of Exhibits and Annexes to World Minerals Credit Agreement,
                    filed as Exhibit 10.36(b) to Alleghany's Annual Report on Form 10-K for the
                    year ended December 31, 1995, is incorporated herein by reference.
      10.27(c)      Letter Agreement dated January 23, 1992 between Celite and Bank of America
                    National Trust and Savings Association relating to an interest rate swap effective January 16, 1992, filed as Exhibit 10.37 to Alleghany's Annual
                    Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).
      10.27(d)      Letter Agreement dated January 13, 1992 between Celite and Chemical Bank relating to an interest rate swap effective January 13, 1992, filed as
                    Exhibit 10.38 to Alleghany's Annual Report on Form 10-K for the year ended
                    December 31, 1991, is incorporated herein by reference (Securities and
                    Exchange Commission File No. 1-9371).
      10.28(a)      Standstill Agreement dated as of September 24, 1991 between Armco Inc. and
                    Alleghany (the "Standstill Agreement"), filed as Exhibit 10.39(e) to
                    Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference (Securities and Exchange Commission File
                    No. 1-9371).

EXHIBIT NUMBER                                      DESCRIPTION
--------------      ----------------------------------------------------------------------------
      10.28(b)      Amendment dated as of March 17, 1992 to the Standstill Agreement, filed as
                    Exhibit 10.39(f) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference (Securities and
                    Exchange Commission File No. 1-9371).
      10.28(c)      Amendment No. 2 dated as of April 24, 1992 to the Standstill Agreement, as amended as of March 17, 1992, filed as Exhibit 10.1 to Alleghany's Quarterly
                    Report on Form 10-Q for the quarter ended March 31, 1992, is incorporated herein by reference.
      10.29(a)      Stock Purchase Agreement dated as of October 31, 1991 among Associated
                    Insurance Companies, Inc., Alleghany and The Shelby Insurance Group, Inc.
                    (the "Shelby Stock Purchase Agreement"), filed as Exhibit 10.1(a) to
                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended September
                    30, 1991, is incorporated herein by reference (Securities and Exchange
                    Commission File No. 1-9371).
      10.29(b)      List of Contents of Exhibits and Schedules to the Shelby Stock Purchase
                    Agreement, filed as Exhibit 10.1(b) to Alleghany's Quarterly Report on Form
                    10-Q for the quarter ended September 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).
      10.30(a)      Stock Purchase Agreement dated as of July 28, 1993 (the "Underwriters Stock
                    Purchase Agreement") among Alleghany, The Continental Corporation, Goldman,
                    Sachs & Co. and certain funds which Goldman, Sachs & Co. either control or of which they are general partner, Underwriters Re Holdings Corp. and
                    Underwriters Re Corporation, filed as Exhibit 10.3(a) to Alleghany's
                    Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.
      10.30(b)      List of Contents of Exhibits and Schedules to the Underwriters Stock
                    Purchase Agreement, filed as Exhibit 10.3(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.
      10.30(c)      Stock Purchase Related Agreement dated as of July 28, 1993 (the
                    "Underwriters Stock Purchase Related Agreement") among certain persons named therein and Alleghany, filed as Exhibit 10.3(c) to Alleghany's Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.
      10.30(d)      List of Exhibits and Schedules to the Underwriters Stock Purchase Related
                    Agreement, filed as Exhibit 10.3(d) to Alleghany's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.
      10.30(e)      Supplement to Underwriters Stock Purchase Related Agreement dated as of
                    August 12, 1993 among certain persons named therein and Alleghany, filed as
                    Exhibit 10.1(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, is incorporated herein by reference.
      10.30(f)      Amendment to Underwriters Stock Purchase Related Agreement made as of
                    October 7, 1993 among certain persons named therein and Alleghany, filed as
                    Exhibit 10.1(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, is incorporated herein by reference.
      10.30(g)      Amendment No. 1 to Underwriters Stock Purchase Related Agreement effective as of January 1, 1995 among stockholders named in Schedule 1 thereto and
                    Alleghany, filed as Exhibit 10.39(g) to Alleghany's Annual Report on Form
                    10-K for the year ended December 31, 1995, is incorporated herein by reference.
      10.30(h)      Letter amendment dated April 6, 1995 to Underwriters Stock Purchase Related
                    Agreement, as supplemented and amended, among certain persons named therein and Alleghany, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form
                    10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

EXHIBIT NUMBER                                      DESCRIPTION
--------------      ----------------------------------------------------------------------------
      10.30(i)      Credit Agreement dated as of October 23, 1996 among URC Holdings Corp. (now known as Underwriters Re Group, Inc.) the Lenders named therein and The
                    First National Bank of Chicago, as Agent, filed as Exhibit 10.1 to
                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended September
                    30, 1996, is incorporated herein by reference.
      10.30(j)      Indenture dated as of June 25, 1996 between URC Holdings Corp. (now known as
                    Underwriters Re Group, Inc.) and The First National Bank of Chicago, as
                    trustee, relating to the 7 7/8% Senior Notes due 2006.
      10.31(a)      Agreement and Plan of Merger dated as of August 31, 1995, among Credit Data
                    Reporting Services, Inc., Credit Data of Hudson Valley Inc., The Juhl
                    Corporation (collectively, the "Companies"), Alleghany Acquisition
                    Corporation, Alleghany and each of the shareholders of the Companies (the
                    "Credit Data Merger Agreement"), filed as Exhibit 2.1 to Alleghany's
                    Registration Statement on Form S-3 (Registration No.33-62477), is
                    incorporated herein by reference.
      10.31(b)      List of Contents of Exhibits to the Credit Data Merger Agreement, filed as
                    Exhibit 2.2 to Alleghany's Registration Statement on Form S-3 (Registration
                    No. 33-62477), is incorporated herein by reference.
      10.32(a)      Agreement and Plan of Merger, dated as of July 1, 1996, among Market
                    Intelligence, Inc. ("Market Intelligence"), Alleghany Acquisition
                    Corporation, Alleghany and each of the shareholders of Market Intelligence
                    (the "Market Intelligence Merger Agreement"), filed as Exhibit 2.1 to
                    Alleghany's Registration Statement on Form S-3 (Registration No. 333-9881),
                    is incorporated herein by reference.
      10.32(b)      List of Contents of Exhibits to the Market Intelligence Merger Agreement,
                    filed as Exhibit 2.2 to Alleghany's Registration Statement on Form S-3
                    (Registration No. 333-9881), is incorporated herein by reference.
      10.33(a)      Agreement and Plan of Merger dated as of August 22, 1996 among Chicago Title of Colorado, Inc. ("CT of Colorado"), Alleghany Acquisition Corporation,
                    Alleghany and each of the shareholders of CT of Colorado (the "CT of
                    Colorado Merger Agreement"), filed as Exhibit 2.1 to Alleghany's
                    Registration Statement on Form S-3 (Registration No. 333-13971), is
                    incorporated herein by reference.
      10.33(b)      List of Contents of Exhibits to the CT of Colorado Merger Agreement, filed as Exhibit 2.2 to Alleghany's Registration Statement on Form S-3
                    (Registration No. 333-13971), is incorporated herein by reference.
         13         Pages 1 through 3, page 5, pages 8 through 17, and pages 20 through 37 of the Annual Report to Stockholders of Alleghany for the year 1996.
         21         List of subsidiaries of Alleghany.
         23         Consent of KPMG Peat Marwick LLP, independent certified public accountants, to the incorporation by reference of their reports relating to the financial statements and related schedules of Alleghany and subsidiaries in
                    Alleghany's Registration Statements on Form S-8 (Registration No. 33-27598),
                    Form S-8 (Registration No. 333-323), Form S-3 (Registration No. 33-55707),
                    Form S-3 (Registration No. 33-62477), Form S-3 (Registration No. 333-9981)
                    and Form S-3 (Registration No. 333-13971).
         27         Financial Data Schedule.

     (b)  Reports on Form 8-K.

     Alleghany did not file any reports on Form 8-K during the fourth quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALLEGHANY CORPORATION

                                          --------------------------------------
                                            (Registrant)

Date: March 18, 1997                          By /s/ JOHN J. BURNS, JR.
                                                  -------------------------------------------
                                                  John J. Burns, Jr.
                                                  President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 18, 1997                          By /s/ JOHN J. BURNS, JR.
                                                  -------------------------------------------
                                                  John J. Burns, Jr.
                                                  President and Director
                                                  (principal executive officer)

Date: March 18, 1997                          By /s/ DAN R. CARMICHAEL
                                                  -------------------------------------------
                                                  Dan R. Carmichael
                                                  Director

Date: March 18, 1997                          By /s/ DAVID B. CUMING
                                                  -------------------------------------------
                                                  David B. Cuming
                                                  Senior Vice President
                                                  (principal financial officer)

Date: March 18, 1997                          By /s/ ALLAN P. KIRBY, JR.
                                                  -------------------------------------------
                                                  Allan P. Kirby, Jr.
                                                  Director

Date: March 18, 1997                          By /s/ F.M. KIRBY
                                                  -------------------------------------------
                                                  F.M. Kirby
                                                  Chairman of the Board and Director

Date: March 18, 1997                          By /s/ WILLIAM K. LAVIN
                                              -----------------------------------------------
                                              William K. Lavin
                                              Director

Date: March 18, 1997                          By /s/ ROGER NOALL
                                                  -------------------------------------------
                                                  Roger Noall
                                                  Director

Date: March 18, 1997                          By /s/ PETER R. SISMONDO
                                                  -------------------------------------------
                                                  Peter R. Sismondo
                                                  Vice President, Controller,
                                                  Treasurer and Assistant Secretary
                                                  (principal accounting officer)

Date: March 18, 1997                          By /s/ JAMES F. WILL
                                                  -------------------------------------------
                                                  James F. Will
                                                  Director

Date: March 18, 1997                          By /s/ PAUL F. WOODBERRY
                                                  -------------------------------------------
                                                  Paul F. Woodberry
                                                  Director

                             ALLEGHANY CORPORATION
                                AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

   I  SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS
      IN RELATED PARTIES

  II  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

 III  SUPPLEMENTARY INSURANCE INFORMATION

  IV  REINSURANCE

  VI  SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

     All other schedules are omitted since they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

                                   SCHEDULE I

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      SUMMARY OF INVESTMENTS -- OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                                    AMOUNT AT WHICH
                                                                                     SHOWN IN THE
                 TYPE OF INVESTMENT                      COST          VALUE         BALANCE SHEET
----------------------------------------------------  ----------     ----------     ---------------
Fixed maturities:
  Bonds:
     United States Government and government
       agencies and authorities.....................  $  704,688     $  708,846       $   708,846
     States, municipalities and political
       subdivisions.................................     523,976        527,333           527,333
     Foreign governments............................      21,946         21,427            21,427
     All other corporate bonds......................     442,454        443,184           443,184
Certificates of deposit.............................      11,363         11,363            11,363
Redeemable preferred stock..........................      35,174         36,161            36,161
                                                      ----------     ----------        ----------
          Fixed maturities..........................   1,739,601     $1,748,314         1,748,314
                                                      ----------                       ----------
                                                                     ==========
Equity securities:
  Common stocks:
     Banks, trust, and insurance companies..........      31,753     $   32,734            32,734
     Industrial, miscellaneous, and all other.......     296,691        682,134           682,134
                                                      ----------     ----------        ----------
          Total equity securities...................     328,444     $  714,868           714,868
                                                      ----------                       ----------
                                                                     ==========
Other long-term investments.........................      12,231                           12,231
Short-term investments..............................     238,704                          238,704
                                                      ----------                       ----------
          Total investments.........................  $2,318,980                      $ 2,714,117
                                                      ==========                       ==========

                                  SCHEDULE II

                             ALLEGHANY CORPORATION
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                         1996           1995
                                                                      ----------     ----------
ASSETS
Investment securities (Cost: 1996 $209,943; 1995 $208,011)..........  $  452,495     $  410,966
Cash................................................................       1,855            832
Accounts and other receivables, less allowances.....................      18,158         19,042
Property and equipment -- at cost, less accumulated depreciation....       2,440          2,436
Other assets........................................................      29,378         33,078
Investment in consolidated subsidiaries.............................   1,133,499      1,067,229
                                                                      ----------     ----------
                                                                      $1,637,825     $1,533,583
                                                                      ==========     ==========
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Other liabilities...................................................  $   78,043     $   88,702
Net deferred tax liability..........................................     117,399        105,115
Long-term debt......................................................      19,123         19,123
                                                                      ----------     ----------
          Total liabilities.........................................     214,565        212,940
Commitments and contingent liabilities..............................
Common stockholders' equity.........................................   1,423,260      1,320,643
                                                                      ----------     ----------
                                                                      $1,637,825     $1,533,583
                                                                      ==========     ==========

           See accompanying Notes to Condensed Financial Statements.

                                  SCHEDULE II

                             ALLEGHANY CORPORATION
                        CONDENSED STATEMENTS OF EARNINGS
                      THREE YEARS ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                               1996         1995         1994
                                                             --------     --------     --------
Revenues:
  Interest, dividend and other income......................  $ 58,647     $ 59,967     $ 62,302
  Net gain on investment transactions......................       801       37,836       23,403
                                                             --------     --------     --------
          Total revenues...................................    59,448       97,803       85,705
                                                             --------     --------     --------
Costs and Expenses:
  Interest expense.........................................     3,444        5,832        7,743
  General and administrative...............................    67,192       69,694       71,354
                                                             --------     --------     --------
          Total costs and expenses.........................    70,636       75,526       79,097
                                                             --------     --------     --------
          Operating (loss) income..........................   (11,188)      22,277        6,608
Equity in earnings of consolidated subsidiaries............   138,270       98,799       86,386
                                                             --------     --------     --------
  Earnings from continuing operations, before income
     taxes.................................................   127,082      121,076       92,994
Income taxes...............................................    40,034       35,776       24,622
                                                             --------     --------     --------
  Earnings from continuing operations......................    87,048       85,300       68,372
Discontinued operations:
  Earnings from discontinued operations, net of tax........         0            0        6,265
  Gain on sale of Sacramento Savings, net of tax...........         0            0       62,869
                                                             --------     --------     --------
          Net earnings.....................................  $ 87,048     $ 85,300     $137,506
                                                             ========     ========     ========

           See accompanying Notes to Condensed Financial Statements.

                                  SCHEDULE II

                             ALLEGHANY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                         1996         1995         1994
                                                                       --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Earnings from continuing operations................................  $ 87,048     $ 85,300     $ 68,372
  Adjustments to reconcile earnings from continuing operations to cash provided by (used in) continuing operations:
    Depreciation and amortization....................................       463          539          661
    Net gain on investment transactions..............................      (801)     (37,836)     (23,403)
    Decrease (increase) in accounts and other receivables, less             884       (1,852)        (773)
      allowances.....................................................
    Decrease (increase) in other assets..............................     3,554       (2,973)      (2,862)
    (Decrease) increase in other liabilities.........................    (8,436)      25,811       (2,927)
    Equity in undistributed net earnings of consolidated                (96,016)     (69,859)     (63,812)
      subsidiaries...................................................
                                                                       --------     --------     --------
    Net adjustments..................................................  (100,352)     (86,170)     (93,116)
                                                                       --------     --------     --------
    Cash used in continuing operations...............................   (13,304)        (870)     (24,744)
                                                                       --------     --------     --------
  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of investments..........................................    (7,502)     (92,005)    (331,992)
    Sales of investments.............................................     6,469      124,110      135,159
    Capital contributions to consolidated subsidiaries...............      (446)     (33,700)      (4,320)
    Capital contributions to discontinued operations.................         0            0       (4,000)
    Cash dividends from consolidated subsidiaries....................    31,040       69,216       73,039
    Purchases of property and equipment..............................      (333)        (354)        (164)
    Disposition of property and equipment............................        18            1            4
    Proceeds from sale of Sacramento Savings, net of expenses........         0            0      316,348
    Purchase of real estate and real estate related assets related to         0            0     (116,089)
      the sale of Sacramento Savings.................................
                                                                       --------     --------     --------
      Net cash provided by investing activities......................    29,246       67,268       67,985
                                                                       --------     --------     --------
  CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on long-term debt.............................   (35,000)    (129,600)    (341,000)
    Proceeds of long-term debt.......................................    35,000       70,000      307,000
    Other, net.......................................................   (14,919)      (7,461)     (10,202)
                                                                       --------     --------     --------
      Net cash used in financing activities..........................   (14,919)     (67,061)     (44,202)
                                                                       --------     --------     --------
      Net increase (decrease) in cash................................     1,023         (663)        (961)
  Cash at beginning of year..........................................       832        1,495        2,456
                                                                       --------     --------     --------
  CASH AT END OF YEAR................................................  $  1,855     $    832     $  1,495
                                                                       ========     ========     ========
  Supplemental disclosures of cash flow information
    Cash paid during the year for:
      Interest.......................................................  $  3,443     $  5,982     $  7,869
      Income taxes...................................................  $ 54,822     $ 11,979     $ 44,226

---------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  In 1996, Alleghany made a noncash capital contribution to its consolidated subsidiaries by contributing two newly-acquired companies with a combined cost basis of $994.

  In 1995, Alleghany made a noncash capital contribution to its consolidated subsidiaries by contributing a newly acquired company with a cost basis of $4,480.

  In 1994, Alleghany made a noncash capital contribution of $76,478 to its consolidated subsidiaries by contributing investment securities with a cost basis of $74,213, a newly-acquired company with a cost basis of $1,900 and a partnership interest with a cost basis of $365. The Company contributed the real estate and real estate related assets of $116,089 purchased in connection with the sale of Sacramento Savings net of additional reserves to a consolidated subsidiary. In addition, in connection with dissolving a previously consolidated subsidiary, the Company relieved said subsidiary of $34,250 of its long term debt and received from said subsidiary investment securities with a cost basis of $5,209.

           See accompanying Notes to Condensed Financial Statements.

                                  SCHEDULE II

                             ALLEGHANY CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

     1. INVESTMENT IN CONSOLIDATED SUBSIDIARIES. Reference is made to Note 2 of the Notes to Consolidated Financial Statements incorporated herein by reference for information regarding the sale of Sacramento Savings Bank.

     2. LONG-TERM DEBT. Reference is made to Note 6 of the Notes to Consolidated Financial Statements incorporated herein by reference for information regarding the significant provisions of the revolving credit loan agreement of Alleghany. Included in long-term debt in the accompanying condensed balance sheets is $19,123 in 1996 and 1995 of intercompany notes payable due to Alleghany Funding.

     3. INCOME TAXES. Reference is made to Note 7 of the Notes to Consolidated Financial Statements incorporated herein by reference.

     4. COMMITMENTS AND CONTINGENCIES. Reference is made to Note 10 of the Notes to Consolidated Financial Statements incorporated herein by reference.

     5. STOCKHOLDERS' EQUITY. Reference is made to Note 8 of the Notes to Consolidated Financial Statements incorporated herein by reference with respect to stockholders' equity and surplus available for dividend payments to Alleghany from its subsidiaries.

                                  SCHEDULE III

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)

                                                                                                       FOR THE YEAR ENDED
                                                                    AT DECEMBER 31
                                                    ----------------------------------------------         DECEMBER 31
                                                                    FUTURE                           -----------------------
                                                                    POLICY                 OTHER
                                                                  BENEFITS,                POLICY
                                                     DEFERRED      LOSSES,                 CLAIMS
                                                      POLICY        CLAIMS                  AND                      NET
                                                    ACQUISITION    AND LOSS    UNEARNED   BENEFITS    PREMIUM     INVESTMENT
YEAR                     SEGMENT                       COST        EXPENSES    PREMIUMS   PAYABLE     REVENUE       INCOME
----   -------------------------------------------  -----------   ----------   --------   --------   ----------   ----------
1996   Title......................................    $     0     $  532,923   $     0       $0      $1,098,875    $ 49,395
                                                                      ======   ========== ======             ==   ==========
       Property and casualty reinsurance..........    $20,771     $1,110,020   $95,472       $0      $  346,777    $ 63,184
                                                                      ======   ========== ======             ==   ==========
1995   Title......................................    $     0     $  529,915   $     0       $0      $  953,364    $ 45,361
                                                                      ======   ========== ======             ==   ==========
       Property and casualty reinsurance..........    $16,951     $1,014,000   $74,561       $0      $  277,507    $ 50,173
                                                                      ======   ========== ======             ==   ==========
1994   Title......................................    $     0     $  536,068   $     0       $0      $1,162,207    $ 39,850
                                                                      ======   ========== ======             ==   ==========
       Property and casualty reinsurance..........    $11,325     $  940,527   $52,828       $0      $  190,279    $ 41,226
                                                                      ======   ========== ======             ==   ==========


      BENEFITS,
       CLAIMS,     AMORTIZATION
        LOSSES     OF DEFERRED
         AND          POLICY        OTHER
      SETTLEMENT   ACQUISITION    OPERATING    PREMIUMS
YEAR   EXPENSES       COSTS        EXPENSES    WRITTEN
----  ----------   ------------   ----------   --------
1996   $ 83,023      $      0     $1,131,199   $     0
         ======      ========         ======   ==========
       $243,725      $ 88,895     $   40,373   $360,305
         ======      ========         ======   ==========
1995   $ 81,385      $      0     $  989,775   $     0
         ======      ========         ======   ==========
       $203,108      $ 63,617     $   29,833   $291,995
         ======      ========         ======   ==========
1994   $ 94,845      $      0     $1,138,921   $     0
         ======      ========         ======   ==========
       $153,056      $ 38,883     $   24,200   $200,596
         ======      ========         ======   ==========

                                  SCHEDULE IV

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                                  REINSURANCE
                      THREE YEARS ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                                     PERCENTAGE
                                               CEDED TO     ASSUMED                  OF AMOUNT
                                    GROSS        OTHER     FROM OTHER      NET        ASSUMED
YEAR             SEGMENT            AMOUNT     COMPANIES   COMPANIES      AMOUNT       TO NET
----     -----------------------  ----------   ---------   ----------   ----------   ----------
1996     Title premiums.........  $1,101,294    $ 4,579     $  2,160    $1,098,875       0.20%
                                  ==========    =======     ========    ==========     ======
         Property and casualty
         reinsurance premiums...  $   85,437    $65,968     $327,308    $  346,777      94.39%
                                  ==========    =======     ========    ==========     ======
1995     Title premiums.........  $  953,364    $ 5,872     $  2,012    $  949,504       0.21%
                                  ==========    =======     ========    ==========     ======
         Property and casualty
         reinsurance premiums...  $   42,413    $85,234     $320,328    $  277,507     115.43%
                                  ==========    =======     ========    ==========     ======
1994     Title premiums.........  $1,162,207    $ 5,250     $  2,771    $1,159,728       0.24%
                                  ==========    =======     ========    ==========     ======
         Property and casualty
         reinsurance premiums...  $    8,821    $69,299     $250,757    $  190,279     131.78%
                                  ==========    =======     ========    ==========     ======

                                  SCHEDULE VI

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
   SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                 (IN THOUSANDS)

                                                                                                                      CLAIMS
                                                                                                                       AND
                                                                     DISCOUNT,                                        CLAIM
                                                                      IF ANY,                                        ADJUSTMENT
                                                                      DEDUCTED                                       EXPENSES
                                                         RESERVES        IN                                          INCURRED
                                                           FOR        RESERVES                                       RELATED
                                                          UNPAID     FOR UNPAID                                         TO
                                           DEFERRED       CLAIMS       CLAIMS                                        --------
                                            POLICY      AND CLAIM    AND CLAIM                             NET         (1)
                                          ACQUISITION   ADJUSTMENT   ADJUSTMENT   UNEARNED    EARNED    INVESTMENT   CURRENT
      AFFILIATION WITH REGISTRANT            COST        EXPENSES     EXPENSES    PREMIUMS   PREMIUMS     INCOME       YEAR
----------------------------------------  -----------   ----------   ----------   --------   --------   ----------   --------
1996
Consolidated property-casualty
  entities..............................    $20,771     $1,110,020       $0       $95,472    $346,777    $ 63,184    $242,332
                                            =======     ==========   =======      ========   =======     ========      ======
1995
Consolidated property-casualty
  entities..............................    $16,951     $1,014,000       $0       $74,561    $277,507    $ 50,173    $199,783
                                            =======     ==========   =======      ========   =======     ========      ======
1994
Consolidated property-casualty
  entities..............................    $11,325     $ 940,527        $0       $52,828    $190,279    $ 41,226    $146,416
                                            =======     ==========   =======      ========   =======     ========      ======


                                                   AMORTIZATION      PAID
                                                   OF DEFERRED      CLAIMS
                                           (2)        POLICY      AND CLAIM
                                          PRIOR    ACQUISITION    ADJUSTMENT   PREMIUMS
      AFFILIATION WITH REGISTRANT          YEAR       COSTS        EXPENSES    WRITTEN
----------------------------------------  ------   ------------   ----------   --------
1996
Consolidated property-casualty
  entities..............................  $1,393     $ 88,895      $139,689    $360,305
                                          =======    ========      ========    ========
1995
Consolidated property-casualty
  entities..............................  $3,325     $ 63,617      $111,005    $291,995
                                          =======    ========      ========    ========
1994
Consolidated property-casualty
  entities..............................  $6,630     $ 38,883      $126,114    $200,596
                                          =======    ========      ========    ========

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Alleghany Corporation:

Under date of February 19, 1997, we reported on the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996 as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statements schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements schedules based on our audits.

In our opinion, such financial statements schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                          /s/ KPMG Peat Marwick LLP

New York, New York
February 19, 1997

                                  EXHIBIT INDEX

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

      *10.02 Alleghany Corporation Deferred Compensation Plan as amended and restated as of December 15, 1992, filed as Exhibit 10.03 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

      *10.03(a)   Alleghany 1983 Long-Term Incentive Plan as adopted on March
                  16, 1983, filed as Exhibit 10.24 to the Annual Report on Form
                  10-K of Alleghany Corporation, a Maryland corporation and the predecessor of Alleghany ("Old Alleghany"), for the year ended
                  December 31, 1982, is incorporated herein by reference
                  (Securities and Exchange Commission File No. 1-9371).

----------
      *Compensatory plan or arrangement.

      *10.03(b)   Description of amendments to the Alleghany 1983 Long-Term
                  Incentive Plan as adopted on December 30, 1986, filed as
                  Exhibit 10.05(b) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1986, is incorporated herein by reference (Securities and Exchange Commission File No.
                  1-9371).

      *10.04 Alleghany 1993 Long-Term Incentive Plan, as amended and restated effective as of January 1, 1994, filed as Exhibit 10.06(b) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

      *10.05 Alleghany Supplemental Death Benefit Plan dated as of May 15, 1985 and effective as of January 1, 1985, filed as Exhibit
                  10.08 to Old Alleghany's Annual Report on Form 10-K for the year ended December 31, 1985, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      *10.06(a)   Trust Agreement Amendment made as of July 8, 1994 between
                  Alleghany and Chemical Bank, filed as Exhibit 10.08(a) to
                  Alleghany's Annual Report on Form 10-K for the year ended
                  December 31, 1995, is incorporated herein by reference.

      *10.06(b)   Alleghany Retirement Plan, as amended and restated on March
                  14, 1995, filed as Exhibit 10.08(c) to Alleghany's Annual
                  Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

      *10.06(c)   Amendments to Alleghany Retirement Plan, effective as of
                  January 1, 1996, filed as Exhibit 10.1 to Alleghany's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1996, is incorporated herein by reference.

      *10.07 Alleghany Retirement COLA Plan dated and effective as of January 1, 1992, as adopted on March 17, 1992, filed as
                  Exhibit 10.7 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

----------
      * Compensatory plan or arrangement.

      *10.08 Description of Alleghany Group Long Term Disability Plan effective as of July 1, 1995, field as Exhibit 10.10 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

      *10.09 Alleghany Amended and Restated Directors' Stock Option Plan effective as of April 20, 1993, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

      *10.10 Alleghany Directors' Equity Compensation Plan, effective as of January 16, 1995, filed as Exhibit 10.11 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

      *10.11 Alleghany Non-Employee Directors' Retirement Plan effective July 1, 1990, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      *10.12(a)   Description of compensatory arrangement between Alleghany and
                  Paul F. Woodberry, filed as Exhibit 10.21 to Alleghany's
                  Annual Report on Form 10-K for the year ended December 31,
                  1994, is incorporated herein by reference.

      *10.12(b)   Description of long-term incentive arrangement between
                  Alleghany and Paul F. Woodberry, filed as Exhibit 10.21(b) to
                  Alleghany's Annual Report on Form 10-K for the year ended
                  December 31, 1995, is incorporated herein by reference.

      10.13 Revolving Credit Loan Agreement dated as of June 14, 1995 among Alleghany and Chemical Bank, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, is incorporated herein by reference.


----------
      *  Compensatory plan or arrangement.

      10.14(a) Stock Purchase Agreement dated as of June 18, 1985 by and among Old Alleghany, Alleghany, Alleghany Capital Corporation and Lincoln National Corporation (the "CT&T Stock Purchase Agreement"), filed as Exhibit (2)(i) to Old Alleghany's Current Report on Form 8-K dated July 11, 1985, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.14(b) List of Contents of Schedules to the CT&T Stock Purchase Agreement, filed as Exhibit (2)(ii) to Old Alleghany's Current Report on Form 8-K dated July 11, 1985, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.14(c) Amendment No. 1 dated December 20, 1985 to the CT&T Stock Purchase Agreement, filed as Exhibit 10.12(c) to Old Alleghany's Annual Report on Form 10-K for the year ended December 31, 1985, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.15 Distribution Agreement dated as of May 1, 1987 between Alleghany and MSL Industries, Inc., filed as Exhibit 10.21 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.16 Amendment to Distribution Agreement dated June 29, 1987, effective as of May 1, 1987, between Alleghany and MSL Industries, Inc., filed as Exhibit 10.22 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.17(a) Agreement and Plan of Merger dated as of April 29, 1994 among Montag & Caldwell Associates, Inc., Alleghany Acquisition Corporation, Alleghany and the Shareholders of Montag & Caldwell Associates, Inc. (the "Montag & Caldwell Acquisition Agreement"), filed as Exhibit 10.1(a) to Alleghany's Quarterly Report on Form 10- Q for the quarter ended March 31, 1994, is incorporated herein by reference.

      10.17(b) List of Contents of Exhibits to the Montag & Caldwell Acquisition Agreement, filed as Exhibit 10.1(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, is incorporated herein by reference.

      10.18(a) Stock Purchase Agreement dated as of May 18, 1994 by and between First Interstate Bank of California and Alleghany (the "Sacramento Savings Stock Purchase Agreement"), filed as
                  Exhibit 10.1(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.

      10.18(b) List of Contents of Exhibits and Schedules to the Sacramento Savings Stock Purchase Agreement, filed as Exhibit 10.1(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.

      10.19(a) Note Purchase Agreement dated as of January 15, 1995 by and among Alleghany Properties, Inc., Alleghany and Hartford Life Insurance Company Separate Account CRC (the "Alleghany Properties Note Purchase Agreement"), filed as Exhibit 10.28(a) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference. Agreements dated as of January 15, 1995 among Alleghany Properties, Inc., Alleghany and each of Transamerica Life Insurance & Annuity Company, Transamerica Occidental Life Insurance Company, United of Omaha Life Insurance Company, Mutual of Omaha Insurance Company, The Lincoln National Life Insurance Company, Knights of Columbus and Woodmen Accident and Life Company are omitted pursuant to Instruction 2 of Item 601 of Regulation S-K.

      10.19(b) List of Contents of Annexes and Exhibits to the Alleghany Properties Note Purchase Agreement, filed as Exhibit 10.28(b) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

      10.19(c) Amendment to Alleghany Properties Note Purchase Agreement dated as of June 23, 1995 among Alleghany, Alleghany Properties, Inc. and the Purchasers listed on Annex 1 to the Alleghany Properties Note Purchase Agreement, filed as Exhibit
                  10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, is incorporated herein by reference.

      10.19(d) Amendment No. 2 to Alleghany Properties Note Purchase Agreement dated as of November 6, 1995 among Alleghany, Alleghany Properties, Inc. and the Purchasers listed on Annex 1 to the Alleghany Properties Note Purchase Agreement, filed as Exhibit 10.28(d) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

      10.20 Letter agreement dated January 24, 1995 among Alleghany, Santa Fe Pacific Corporation and Burlington Northern Inc., filed as
                  Exhibit 2 to Amendment No. 3 to Alleghany's Schedule 13D relating to Santa Fe Pacific Corporation dated January 24, 1995, is incorporated herein by reference.

      10.21(a) Installment Sales Agreement dated December 8, 1986 by and among Alleghany, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Merrill Lynch & Co., Inc., filed as Exhibit
                  10.10 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1986, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.21(b) Intercreditor and Collateral Agency Agreement dated as of August 1, 1990 among Manufacturers Hanover Trust Company, Barclays Bank PLC and Alleghany Funding Corporation, filed as
                  Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.21(c) Interest Rate and Currency Exchange Agreement dated as of August 14, 1990 between Barclays Bank PLC and Alleghany Funding Corporation, and related Confirmation dated August 13, 1990 between Barclays Bank PLC and Alleghany Funding Corporation, filed as Exhibit 10.2 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, are incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.21(d) Indenture dated as of August 1, 1990 between Alleghany Funding Corporation and Manufacturers Hanover Trust Company, filed as
                  Exhibit 10.3 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.22(a) Acquisition Agreement dated as of November 29, 1990 by and between CT&T and Westwood Equities Corporation (the "Ticor Acquisition Agreement"), filed as Exhibit (2)(i) to Alleghany's Current Report on Form 8-K dated December 21, 1990, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.22(b) List of Contents of Schedules to the Ticor Acquisition Agreement, filed as Exhibit 2(ii) to Alleghany's Current Report on Form 8-K dated December 21, 1990, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.22(c) Amendment to the Ticor Acquisition Agreement dated as of January 9, 1991 by and between CT&T and Westwood Equities Corporation, filed as Exhibit (2)(iii) to Alleghany's Current Report on Form 8-K dated March 21, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.22(d) Amended and Restated Credit Agreement dated as of December 30, 1993 among CT&T, certain commercial lending institutions and Continental Bank, N.A. as agent, filed as Exhibit 10.28(d) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

      10.22(e) Letter Agreement dated May 2, 1991 between CT&T and Continental Bank, N.A. relating to an interest rate swap effective May 6, 1991, filed as Exhibit 10.2 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.22(f) Letter Agreement dated December 13, 1994 between CT&T and Bank of America Illinois (previously known as Continental Bank) relating to the transfer of Continental Bank's risk management business to Bank of America National Trust and Savings Association, filed as Exhibit 10.31(f) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

      10.23(a) Stock Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville International, B.V. (the "Celite Stock Purchase Agreement"), filed as Exhibit 10.2(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.23(b) List of Contents of Exhibits and Schedules to the Celite Stock Purchase Agreement, filed as Exhibit 10.2(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.24(a) Joint Venture Stock Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville Corporation (the "Celite Joint Venture Stock Purchase Agreement"), filed as Exhibit 10.3(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.24(b) List of Contents of Exhibits and Schedules to the Celite Joint Venture Stock Purchase Agreement, filed as Exhibit 10.3(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.25(a) Asset Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville Sales Corporation (the "Celite Asset Purchase Agreement"), filed as
                  Exhibit 10.4(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.25(b) List of Contents of Exhibits and Schedules to the Celite Asset Purchase Agreement, filed as Exhibit 10.4(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.25(c) Amendment No. 1 dated as of July 31, 1991 to the Celite Asset Purchase Agreement, filed as Exhibit 10.32(c) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.26(a) Acquisition Related Agreement dated as of July 1, 1991, by and between Celite Holdings Corporation, Celite Corporation and Manville Corporation (the "Celite Acquisition Related Agreement"), filed as Exhibit 10.5(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.26(b) List of Contents of Exhibits to the Celite Acquisition Related Agreement, filed as Exhibit 10.5(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.26(c) Amendment dated as of July 31, 1991 to Celite Acquisition Related Agreement, filed as Exhibit 10.33(c) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.27(a) Amended and Restated Credit Agreement dated as of March 10, 1995 (the "World Minerals Credit Agreement") among Mineral Holdings Inc., World Minerals, the banks named therein, NationsBanks, N.A. (Carolinas), Bank of America National Trust and Savings Association and Chemical Bank, filed as Exhibit 10.36(a) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

      10.27(b) List of Contents of Exhibits and Annexes to World Minerals Credit Agreement, filed as Exhibit 10.36(b) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

      10.27(c) Letter Agreement dated January 23, 1992 between Celite and Bank of America National Trust and Savings Association relating to an interest rate swap effective January 16, 1992, filed as Exhibit 10.37 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.27(d) Letter Agreement dated January 13, 1992 between Celite and Chemical Bank relating to an interest rate swap effective January 13, 1992, filed as Exhibit 10.38 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.28(a) Standstill Agreement dated as of September 24, 1991 between Armco Inc. and Alleghany (the "Standstill Agreement"), filed as Exhibit 10.39(e) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.28(b) Amendment dated as of March 17, 1992 to the Standstill Agreement, filed as Exhibit 10.39(f) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.28(c) Amendment No. 2 dated as of April 24, 1992 to the Standstill Agreement, as amended as of March 17, 1992, filed as Exhibit
                  10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, is incorporated herein by reference.

      10.29(a) Stock Purchase Agreement dated as of October 31, 1991 among Associated Insurance Companies, Inc., Alleghany and The Shelby Insurance Group, Inc. (the "Shelby Stock Purchase Agreement"), filed as Exhibit 10.1(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.29(b) List of Contents of Exhibits and Schedules to the Shelby Stock Purchase Agreement, filed as Exhibit 10.1(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

      10.30(a) Stock Purchase Agreement dated as of July 28, 1993 (the "Underwriters Stock Purchase Agreement") among Alleghany, The Continental Corporation, Goldman, Sachs & Co. and certain funds which Goldman, Sachs & Co. either control or of which they are general partner, Underwriters Re Holdings Corp. and Underwriters Re Corporation, filed as Exhibit 10.3(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

      10.30(b) List of Contents of Exhibits and Schedules to the Underwriters Stock Purchase Agreement, filed as Exhibit 10.3(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

      10.30(c) Stock Purchase Related Agreement dated as of July 28, 1993 (the "Underwriters Stock Purchase Related Agreement") among certain persons named therein and Alleghany, filed as Exhibit 10.3(c) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

      10.30(d) List of Exhibits and Schedules to the Underwriters Stock Purchase Related Agreement, filed as Exhibit 10.3(d) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

      10.30(e) Supplement to Underwriters Stock Purchase Related Agreement dated as of August 12, 1993 among certain persons named therein and Alleghany, filed as Exhibit 10.1(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, is incorporated herein by reference.

      10.30(f) Amendment to Underwriters Stock Purchase Related Agreement made as of October 7, 1993 among certain persons named therein and Alleghany, filed as Exhibit 10.1(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, is incorporated herein by reference.

      10.30(g) Amendment No. 1 to Underwriters Stock Purchase Related Agreement effective as of January 1, 1995 among stockholders named in Schedule 1 thereto and Alleghany, filed as Exhibit 10.39(g) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

      10.30(h) Letter amendment dated April 6, 1995 to Underwriters Stock Purchase Related Agreement, as supplemented and amended, among certain persons named therein and Alleghany, filed as Exhibit
                  10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

      10.30(i) Credit Agreement dated as of October 23, 1996 among URC Holdings Corp. (now known as Underwriters Re Group, Inc.) the Lenders named therein and The First National Bank of Chicago, as Agent, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

      10.30(j) Indenture dated as of June 25, 1996 between URC Holdings Corp. (now known as Underwriters Re Group, Inc.) and The First National Bank of Chicago, as trustee, relating to the 7-7/8% Senior Notes due 2006.

      10.31(a) Agreement and Plan of Merger dated as of August 31, 1995, among Credit Data Reporting Services, Inc., Credit Data of Hudson Valley Inc., The Juhl Corporation (collectively, the "Companies"), Alleghany Acquisition Corporation, Alleghany and each of the shareholders of the Companies (the "Credit Data Merger Agreement"), filed as Exhibit 2.1 to Alleghany's Registration Statement on Form S-3 (Registration No.33-62477), is incorporated herein by reference.

      10.31(b) List of Contents of Exhibits to the Credit Data Merger Agreement, filed as Exhibit 2.2 to Alleghany's Registration Statement on Form S-3 (Registration No. 33-62477), is incorporated herein by reference.

      10.32(a) Agreement and Plan of Merger, dated as of July 1, 1996, among Market Intelligence, Inc. ("Market Intelligence"), Alleghany Acquisition Corporation, Alleghany and each of the shareholders of Market Intelligence (the "Market Intelligence Merger Agreement"), filed as Exhibit 2.1 to Alleghany's Registration Statement on Form S-3 (Registration No. 333-9881), is incorporated herein by reference.

      10.32(b) List of Contents of Exhibits to the Market Intelligence Merger Agreement, filed as Exhibit 2.2 to Alleghany's Registration Statement on Form S-3 (Registration No. 333-9881), is incorporated herein by reference.

      10.33(a) Agreement and Plan of Merger dated as of August 22, 1996 among Chicago Title of Colorado, Inc. ("CT of Colorado"), Alleghany Acquisition Corporation, Alleghany and each of the shareholders of CT of Colorado (the "CT of Colorado Merger Agreement"), filed as Exhibit 2.1 to Alleghany's Registration Statement on Form S-3 (Registration No. 333-13971), is incorporated herein by reference.

      10.33(b) List of Contents of Exhibits to the CT of Colorado Merger Agreement, filed as Exhibit 2.2 to Alleghany's Registration Statement on Form S-3 (Registration No. 333-13971), is incorporated herein by reference.

      13 Pages 1 through 3, page 5, pages 8 through 17, and pages 20 through 37 of the Annual Report to Stockholders of Alleghany for the year 1996.

      21          List of subsidiaries of Alleghany.

      23 Consent of KPMG Peat Marwick LLP, independent certified public accountants, to the incorporation by reference of their reports relating to the financial statements and related schedules of Alleghany and subsidiaries in Alleghany's Registration Statements on Form S-8 (Registration No. 33-27598), Form S-8 (Registration No. 333-323), Form S-3
                  (Registration No. 33-55707), Form S-3 (Registration No. 33-62477), Form S-3 (Registration No. 333-9981) and Form S-3 (Registration No. 333-13971).

      27          Financial Data Schedule.