Form 10-Q
period 1997-03-31
ALLEGHANY CORP /DE
filed 1997-05-09
CIK 775368

               SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR QUARTER ENDED MARCH 31, 1997

                  COMMISSION FILE NUMBER 1-9371

                      ALLEGHANY CORPORATION
            ----------------------------------------
      EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

                            DELAWARE
                        ----------------
  STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION

                           51-0283071
                         --------------
     INTERNAL REVENUE SERVICE EMPLOYER IDENTIFICATION NUMBER

                         375 PARK AVENUE
                    NEW YORK, NEW YORK  10152
           ------------------------------------------
    ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE

                          212/752-1356
                        -----------------
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                         NOT APPLICABLE
                    -------------------------
      FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR,
                  IF CHANGED SINCE LAST REPORT


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:

          YES  X                          NO
          -------------                   -----------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S
CLASS OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY
THIS REPORT:

                            7,258,180
                          ------------
                     (AS OF MARCH 31, 1997)

                 PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

             ALLEGHANY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                   FOR THE THREE MONTHS ENDED
                     MARCH 31, 1997 AND 1996
   (dollars in thousands, except share and per share amounts)
                           (unaudited)


                                                 1997        1996
                                                 ----        ----
REVENUES
     Title premiums, escrow and trust fees     $310,637    $291,122
     Net property and casualty premiums earned   97,191      82,976
     Interest, dividend and other income         50,314      45,997
     Net mineral and filtration sales            47,265      47,582
     Net (loss) gain on investment transactions    (736)        416
                                              ---------   ---------
          Total revenues                        504,671     468,093
                                              ---------   ---------

COSTS AND EXPENSES
     Commissions and brokerage expense          137,680     129,139
     Salaries, administrative, and other
       expenses                                 208,122     200,030
     Provisions for title losses and
       other claims                              21,463      14,014
     Property and casualty losses and loss
       adjustment expenses                       72,637      58,518
     Cost of mineral and filtration sales        33,123      31,449
     Interest expense                             8,992       6,170
     Corporate administration                     4,266       4,069
                                              ---------   ---------
          Total costs and expenses              486,283     443,389
                                              ---------   ---------

          Earnings before income taxes           18,388      24,704

Income taxes                                      5,480       7,893
                                              ---------   ---------

          Net earnings                          $12,908     $16,811
                                              =========   =========

EARNINGS PER SHARE OF COMMON STOCK                $1.77       $2.28
                                              =========   =========

DIVIDENDS PER SHARE OF COMMON STOCK                   *           *
                                              =========   =========

AVERAGE NUMBER OF OUTSTANDING SHARES OF
COMMON STOCK**                                7,283,242   7,361,428
                                              =========   ==========


* In March 1997 and 1996, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
**   Adjusted to reflect common stock dividends declared in March
     1997 and 1996.

             ALLEGHANY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              MARCH 31, 1997 AND DECEMBER 31, 1996
   (dollars in thousands, except share and per share amounts)


                                                                    March 31,
                                                                      1997       December
                                                                   (Unaudited)   31, 1996
                                                                   -----------   --------
ASSETS
 Available for sale securities:
   Fixed Maturities:
      U.S. Government, government agency
        and municipal obligations    (amortized cost  $1,212,091)  $1,203,825   $1,243,148
      Certificates of deposit and
        commercial paper             (amortized cost     116,890)     116,890      160,029
      Bonds, notes and other         (amortized cost     566,079)     559,696      596,072
   Equity securities                 (cost               353,802)     645,199      714,868
                                                                    ---------    ---------
                                                                    2,525,610    2,714,117

 Cash                                                                  51,462       59,954
 Cash pledged to secure trust and escrow deposits                     122,915      118,066
 Notes receivable                                                      91,536       91,536
 Funds held, accounts and other receivables                           313,432      285,895
 Title records and indexes                                            152,291      152,291
 Property and equipment - at cost, less
  accumulated depreciation and amortization                           289,893      287,177
 Reinsurance receivable                                               399,407      392,210
 Net deferred tax asset                                                   235            0
 Other assets                                                         386,498      399,377
                                                                   -----------  ----------
                                                                   $4,333,279   $4,500,623
                                                                   ==========   ==========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
 Title losses and other claims                                       $534,165     $533,738
 Property and casualty losses and loss adjustment expenses          1,145,347    1,110,020
 Other liabilities                                                    531,301      569,599
 Long-term debt of parent company                                      19,000            0
 Long-term debt of subsidiaries                                       432,905      447,525
 Net deferred tax liability                                                 0       38,941
 Trust and escrow deposits secured by pledged assets                  339,960      377,540
                                                                    ---------    ---------
      Total liabilities                                             3,002,678    3,077,363

 Common stockholders' equity                                        1,330,601    1,423,260
                                                                    ---------    ---------

                                                                   $4,333,279   $4,500,623
                                                                   ==========   ==========

SHARES OF COMMON STOCK OUTSTANDING                                  7,258,180    7,386,332 *
                                                                    =========    =========

COMMON STOCKHOLDERS' EQUITY PER SHARE                                 $183.32      $192.69 *
                                                                    =========    =========


* Adjusted to reflect the common stock dividend declared in March 1997.

             ALLEGHANY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOW
                   FOR THE THREE MONTHS ENDED
                     MARCH 31, 1997 AND 1996
                     (dollars in thousands)
                           (unaudited)

                                                                     1997       1996*
                                                                     ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                      $12,908   $16,811
  Adjustments to reconcile net earnings to
    cash provided by (used in) operations:
       Depreciation and amortization                                 12,603    12,548
       Net loss (gain) on investment transactions                       736      (416)
       Other charges, net                                             3,205       117
       Increase in funds held, accounts and other receivables       (27,537)   (8,764)
       (Increase) decrease in reinsurance receivable                 (7,197)    2,133
       Increase (decrease) in title losses and other claims             427   (11,576)
       Increase in property and casualty
         loss and loss adjustment expenses                           35,327    21,974
       Decrease (increase) in other assets                           10,235   (13,182)
       Decrease in other liabilities                                (38,298)  (20,695)
       Increase in cash pledged to secure trust and escrow deposits  (4,849)  (63,638)
       (Decrease) increase in trust and escrow deposits             (37,580)   32,376
                                                                    --------  -------
           Net adjustments                                          (52,928)  (49,123)
                                                                    --------  --------
           Cash used in operations                                  (40,020)  (32,312)
                                                                    --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments                                          (155,573) (139,914)
  Maturities of investments                                         135,482   115,671
  Sales of investments                                               88,582    55,430
  Purchases of property and equipment                               (15,816)  (11,775)
  Other, net                                                          2,705     4,772
                                                                   --------  --------
           Net cash provided by investing activities                 55,380    24,184
                                                                   --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                              (15,000)  (62,266)
  Proceeds of long-term debt                                         19,663    73,000
  Other, net                                                        (28,515)   (9,859)
                                                                    -------   -------
            Net cash (used in) provided by financing activities     (23,852)      875
                                                                    -------   -------
            Net decrease in cash                                     (8,492)   (7,253)
Cash at beginning of period                                          59,954    55,175
                                                                    -------   -------
Cash at end of period                                               $51,462   $47,922
                                                                    =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
       Interest                                                      $5,617    $6,200
       Income taxes                                                  $1,311   $21,242


*    Restated to conform to the current year's presentation.

         Notes to the Consolidated Financial Statements

     This report should be read in conjunction with the Annual
Report on Form 10-K for the year ended December 31, 1996.

     The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." Statement 128 supersedes APB Opinion No. 15, "Earnings per Share," and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS. It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company's options and performance shares issued pursuant to the Company's Amended and Restated Directors' Stock Option Plan and the 1993 Long-Term Incentive Plan, respectively, are considered potential common stock under Statement 128.

     Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data presented shall be restated to conform with Statement 128. The Company does not expect the adoption of Statement 128 to have a material impact on the EPS data that has been presented.

Contingencies
-------------

     The Company's subsidiaries and division are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of March 31, 1997.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          --------------------------------------------------
          CONDITION AND RESULTS OF OPERATION.
          -----------------------------------

     The Company reported net earnings of $12.9 million on revenues of $504.7 million in the 1997 first quarter, compared with $16.8 million on revenues of $468.1 million in the 1996 first quarter.

     Net losses on investment transactions before taxes in the first quarter of 1997 totalled $736 thousand, compared with net gains of $416 thousand in the first quarter of 1996.

     Chicago Title and Trust Company ("CT&T") contributed pre-tax earnings of $12.0 million on revenues of $326.7 million, compared with pre-tax earnings of $14.8 million on revenues of $306.5 million in the 1996 first quarter.

     CT&T's results in the first quarter of 1997 reflect strong activity in commercial real estate markets and a larger contribution from agency operations (as distinguished from company-owned offices), offsetting weakness in residential real estate markets, including a 31% decrease in home mortgage refinancings from 1996 levels. CT&T's results in the first quarter of 1996 reflected improved conditions in real estate markets from the previous year's level, including an increase in home mortgage refinancings, and the benefits of expense reductions. CT&T's 1996 first quarter results also included a $4.2 million pre-tax charge to write down the carrying value of title plants and goodwill in connection with the implementation of Financial Accounting Standards Board Statement No. 121, and pre-tax income of $8.0 million in respect of a reduction in title claims reserves. Disregarding these items, CT&T would have recorded pre-tax earnings of $11.0 million in the first quarter of 1996.

     CT&T's 1997 first quarter results also reflect an increase in the contribution of its financial services businesses conducted through Alleghany Asset Management, Inc. ("Alleghany Asset Management") and its subsidiaries. Alleghany Asset Management contributed pre-tax operating income to CT&T of about $5.1 million in the 1997 first quarter, an increase of about 82 percent over the 1996 first quarter contribution of $2.8 million. Alleghany Asset Management's improved results are primarily due to an increase in assets under management. As of March 31, 1997, Alleghany Asset Management managed $15.7 billion in assets, an increase of 41 percent from $11.1 billion as of March 31, 1996.

     Underwriters Re Group, Inc. ("Underwriters Re Group") contributed pre-tax earnings of $7.0 million on revenues of $115.3 million in the first quarter of 1997, compared with $6.9 million on revenues of $96.7 million in the first quarter of 1996.

     The results of Underwriters Re Group for the first quarter of 1997 reflect increased business, including an 8 percent increase in net written premiums to $105.3 million from $97.7 million in the first quarter of 1996. Commissions and brokerage expenses were unchanged from the 1996 period due to lower commission rates associated with two significant quota treaties entered into in the 1997 first quarter.

     World Minerals Inc. ("World Minerals") contributed pre-tax earnings of $2.9 million on revenues of $47.1 million in the first quarter of 1997, compared with pre-tax earnings of $4.6 million on revenues of $47.6 million in the first quarter of 1996.

     World Minerals recorded revenues at the same level in the 1997 first quarter as the 1996 first quarter but pre-tax earnings declined from the prior year period due to continuing high start-up costs related to World Minerals' Chinese joint ventures, increased operating costs of World Minerals' North American diatomite operations as a result of high natural gas prices and heavy winter rains on the West Coast and the continued strength of the dollar which lowered the results of foreign operations.

     As of March 31, 1997, the Company beneficially owned approximately 7.43 million shares, or 4.8 percent of the outstanding common stock of Burlington Northern Santa Fe Corporation, which had an aggregate market value on that date of approximately $549.9 million, or $74.00 per share, compared with a market value on December 31, 1996 of $641.9 million, or $86.375 per share. The aggregate cost of such shares is approximately $253.7 million, or $34.15 per share.

     The Company's results in the first quarter of 1997 are not necessarily indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.

                   PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES.
          ----------------------

     (c)  Recent Sales of Unregistered Securities.
          ----------------------------------------

     On January 24, 1997, the Company issued 1,195 shares of common stock to Paul F. Woodberry upon exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends, at an exercise price of $62.0245 per share, or $74,199.28 in the aggregate, granted to Mr. Woodberry on July 1, 1987 pursuant to the Alleghany Corporation Amended and Restated Directors' Stock Option Plan. The sale of common stock was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to
Section 4(2) thereof, as a transaction not involving a public offering.

     On April 2, 1997, the Company issued an aggregate of 4,288 shares of common stock to S. Arnold Zimmerman, a former director of the Company, 1,104 shares upon the exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends, at an exercise price of $111.8578 per share, or $123,491.01 in the aggregate, 1,082 shares upon the exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends, at an exercise price of $135.8053 per share, or $146,941.33 in the aggregate, 1,061 shares upon the exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends, at an exercise price of $133.5742 per share, or $141,722.22 in the aggregate, and 1,040 shares upon the exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends, at an exercise price of $149.2215 per share, or $155,190.36 in the aggregate, granted to Mr. Zimmerman on April 27, 1992, April 26, 1993, April 25, 1994 and May 1, 1995,
respectively, pursuant to the Alleghany Corporation Amended and Restated Directors' Stock Option Plan. The sale of the common stock was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

     The above does not include unregistered issuances of the Company's common stock that did not involve a sale consisting of a stock dividend paid in April 1997 and issuances of common stock and other securities pursuant to employee incentive plans.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

     (a)  Exhibits.
          ---------

     Exhibit
     Number         Description
     -------        -----------
     27             Financial Data Schedule

     (b)  Reports on Form 8-K.
          --------------------

     No reports on Form 8-K were filed during the first quarter of 1997.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALLEGHANY CORPORATION
                                   ---------------------
                                   Registrant



Date: May 9, 1997                  /s/ David B. Cuming
                                   -------------------------
                                   David B. Cuming
                                   Senior Vice President
                                   (and principal financial
                                   officer)