Form 10-Q
period 1997-06-30
ALLEGHANY CORP /DE
filed 1997-08-06
CIK 775368

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.


                            FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR QUARTER ENDED JUNE 30, 1997

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

                         212 / 752-1356
                         --------------
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

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

               YES    X                      NO
               --------                      ---------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S
CLASS OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY
THIS REPORT:

                            7,259,513
                            ---------
                      (AS OF JUNE 30, 1997)

                 PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS


             ALLEGHANY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                   FOR THE THREE MONTHS ENDED
                     JUNE 30, 1997 AND 1996
   (dollars in thousands, except share and per share amounts)
                           (unaudited)


                                                 1997        1996
                                               ---------------------
REVENUES
  Title premiums, escrow and trust fees         $354,439    $332,608
  Net property and casualty premiums earned       87,351      94,774
  Interest, dividend and other income             54,108      45,626
  Net mineral and filtration sales                52,963      51,251
  Net (loss) gain on investment transactions        (301)        784
                                               ---------------------
      Total revenues                             548,560     525,043
                                               ---------------------

COSTS AND EXPENSES
  Commissions and brokerage expense              145,267     141,880
  Salaries, administrative, and other expenses   223,034     209,048
  Provisions for title losses and other claims    24,693      23,694
  Property and casualty losses and loss
   adjustment expenses                            57,499      70,051
  Cost of mineral and filtration sales            34,339      34,272
  Interest expense                                 8,886       6,722
  Corporate administration                         5,432       5,230
                                               ---------------------
      Total costs and expenses                   499,150     490,897
                                               ---------------------

      Earnings before income taxes                49,410      34,146

Income taxes                                      15,471      11,348
                                               ---------------------

      Net earnings                              $ 33,939    $ 22,798
                                               =====================

Earnings per share of common stock                 $4.67       $3.11
                                               =====================

Dividends per share of common stock                    *           *
                                               =====================

Average number of outstanding shares of common
  stock **                                     7,258,269   7,333,161
                                               =====================

* In March 1997 and 1996, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
**  Adjusted to reflect common stock dividends declared in March
    1997.

             ALLEGHANY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
                    FOR THE SIX MONTHS ENDED
                     JUNE 30, 1997 AND 1996
   (dollars in thousands, except share and per share amounts)
                           (unaudited)

                                                   1997        1996
                                                ---------------------
REVENUES
  Title premiums, escrow and trust fees          $665,076    $623,730
  Net property and casualty premiums earned       184,542     177,750
  Interest, dividend and other income             104,422      91,623
  Net mineral and filtration sales                100,228      98,833
  Net (loss) gain on investment transactions       (1,037)      1,200
                                                ---------------------
      Total revenues                            1,053,231     993,136
                                                ---------------------

COSTS AND EXPENSES
  Agents' commissions and brokerage expense       282,947     271,019
  Salaries, administrative, and other expenses    431,156     409,078
  Provisions for title losses and other claims     46,156      37,708
  Property and casualty losses and loss
   adjustment expenses                            130,136     128,569
  Cost of mineral and filtration sales             67,462      65,721
  Interest expense                                 17,878      12,892
  Corporate administration                          9,698       9,299
                                                ---------------------
      Total costs and expenses                    985,433     934,286
                                                ---------------------

      Earnings before income taxes                 67,798      58,850

Income taxes                                       20,951      19,241
                                                ---------------------

      Net earnings                               $ 46,847    $ 39,609
                                                =====================

Earnings per share of common stock                  $6.44       $5.39
                                                =====================

Dividends per share of common stock                     *           *
                                                =====================
Average number of outstanding shares of common
  stock **                                      7,272,552   7,347,961
                                                =====================

* In March 1996 and 1997, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
**  Adjusted to reflect common stock dividends declared in March
    1997.

             ALLEGHANY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
               JUNE 30, 1997 AND DECEMBER 31, 1996
   (dollars in thousands, except share and per share amounts)

                                                         June 30,
                                                           1997      December
                                                        (Unaudited)  31, 1996
                                                        ---------------------
ASSETS
 Available for sale securities:
  Fixed maturities:
    U.S. Government, government agency and
     municipal obligations (amortized cost $1,235,764)  $1,242,048  $1,243,148
    Certificates of deposit
     and commercial paper  (amortized cost    143,275)     143,275     160,029
    Bonds, notes and other (amortized cost    604,218)     604,414     596,072
  Equity securities        (cost              357,006)     767,644     714,868
                                                        ----------------------
                                                         2,757,381   2,714,117

 Cash                                                       59,913      59,954
 Cash pledged to secure trust and escrow deposits          247,086     118,066
 Notes receivable                                           91,536      91,536
 Funds held, accounts and other receivables                314,726     285,895
 Title records and indexes                                 152,596     152,291
 Property and equipment - at cost, less
  accumulated depreciation and amortization                288,111     287,177
 Reinsurance receivable                                    397,719     392,210
 Other assets                                              386,524     399,377
                                                        ----------------------
                                                        $4,695,592  $4,500,623
                                                        ======================

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
 Title losses and other claims                            $540,979    $533,738
 Property and casualty losses and loss
  adjustment expenses                                    1,133,535   1,110,020
 Other liabilities                                         620,505     569,599
 Long-term debt of parent company                           24,000           0
 Long-term debt of subsidiaries                            431,199     447,525
 Net deferred tax liability                                 50,077      38,941
 Trust and escrow deposits secured by pledged assets       440,197     377,540
                                                        ----------------------
   Total liabilities                                     3,240,492   3,077,363

 Common stockholders' equity                             1,455,100   1,423,260
                                                        ----------------------
                                                        $4,695,592  $4,500,623
                                                        ======================

Shares of common stock outstanding                       7,259,513   7,386,332 *
                                                        ======================

Common stockholders' equity per share                      $200.44     $192.69 *
                                                        ======================


*  Adjusted to reflect the common stock dividend declared in March
   1997.

             ALLEGHANY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOW
                    FOR THE SIX MONTHS ENDED
                     JUNE 30, 1997 AND 1996
                     (dollars in thousands)
                           (unaudited)

                                                            1997       1996
                                                          --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                              $46,847    $39,609
 Adjustments to reconcile net earnings to
  cash provided by (used in) operations:
   Depreciation and amortization                            27,320     24,151
   Net loss (gain) on investment transactions                1,037     (1,200)
   Other charges, net                                        4,396      3,219
   Increase in funds held, accounts and other receivables  (28,831)   (40,363)
   (Increase) decrease in reinsurance receivable            (5,509)     3,477
   Increase (decrease) in title losses and other claims      7,241     (6,894)
   Increase in property and casualty loss
     and loss adjustment expenses                           23,515     58,370
   Decrease (increase) in other assets                       5,541    (10,816)
   Increase in other liabilities                            50,906     36,129
   Increase in trust and escrow deposits                    62,657     48,129
   Increase in cash pledged to secure trust
     and escrow deposits                                  (129,020)   (71,575)
                                                          --------------------
     Net adjustments                                        19,253     42,627
                                                          --------------------
     Cash provided by operations                            66,100     82,236
                                                          --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of investments                                  (330,183)  (433,635)
 Maturities of investments                                 186,367    115,939
 Sales of investments                                      120,258    117,264
 Purchases of property and equipment                       (23,759)   (29,091)
 Other, net                                                  2,623      1,257
                                                          ---------------------
     Net cash used in investing activities                 (44,694)  (228,266)
                                                          --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term debt                      (18,000)  (135,836)
 Proceeds of long-term debt                                 25,576    285,400
 Other, net                                                (29,023)   (14,144)
                                                          --------------------
     Net cash (used in) provided by financing activities   (21,447)   135,420
                                                          --------------------
     Net decrease in cash                                      (41)   (10,610)
Cash at beginning of period                                 59,954     55,175
                                                          --------------------
Cash at end of period                                      $59,913    $44,565
                                                          ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
  Interest                                                 $17,539    $12,877
  Income taxes                                             $ 4,970    $31,100

         Notes to the Consolidated Financial Statements


     This report should be read in conjunction with the Annual
Report on Form 10-K for the year ended December 31, 1996 and the Quarterly Report on Form 10-Q for the quarter ended March
31, 1997 of Alleghany Corporation (the "Company").

     The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

Contingencies
-------------

     The Company's subsidiaries and division are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of June 30, 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATION.
          ----------------------------------

     The Company reported net earnings of $33.9 million in the second quarter of 1997, compared with $22.8 million in the second quarter of 1996, and $46.8 million in the first six months of 1997, compared with $39.6 million in the first six months of 1996.

     Net losses on investment transactions after taxes in the first half of 1997 totalled $674 thousand, compared with net gains of $780 thousand in the first half of 1996.

     Chicago Title and Trust Company ("CT&T") contributed pre-tax earnings of $30.4 million on revenues of $370.4 million in the 1997 second quarter, compared with $24.4 million on revenues of $348.4 million in the second quarter of 1996. In the first six months of 1997, CT&T contributed pre-tax earnings of $42.4 million on revenues of $697.1 million, compared with $39.2 million on revenues of $654.9 million in the first six months of 1996.

     CT&T's results in the second quarter and first six months of 1997 reflect exceptionally strong activity in commercial real estate markets, offsetting a somewhat reduced volume of residential real estate transactions. Home mortgage refinancing activity in the first half of 1997 decreased approximately 24 percent from the level recorded in the first half of 1996. 1996 six-month results included a $4.2 million pre-tax charge to write down the carrying value of title plants and goodwill in connection with the implementation of Financial Accounting Standards Board Statement No. 121, and pre-tax income of $8.0 million in respect of a reduction in title claims reserves.

     CT&T's results also reflect an increase in the contribution of its financial services businesses conducted through Alleghany Asset Management, Inc. ("Alleghany Asset Management") and its subsidiaries. Alleghany Asset Management contributed pre-tax operating income to CT&T of $5.5 million in the 1997 second quarter, an increase of 67 percent over the 1996 second quarter contribution of $3.3 million, and $10.6 million in the first six months of 1997, an increase of 74 percent over the contribution in the first six months of 1996 of $6.1 million. The improved results of Alleghany Asset Management are primarily due to an increase in assets under management. As of June 30, 1997, Alleghany Asset Management managed $19.0 billion in assets, compared with $12.2 billion as of June 30, 1996.

     Underwriters Re Group, Inc. ("Underwriters Re Group") contributed pre-tax earnings of $14.9 million on revenues of $107.2 million in the second quarter of 1997, compared with $8.1 million on revenues of $109.1 million in the second quarter of 1996, and $21.9 million on revenues of $222.4 million in the first six months of 1997, compared with $15.0 million on revenues of $205.8 million in the first six months of 1996.

     The results of Underwriters Re Group for the second quarter and first six months of 1997 reflect a leveling of business growth in a highly competitive and soft market, an absence of significant catastrophe losses and an absence of adverse reserve activity. Net written premiums for the second quarter of 1997 were $106.1 million compared with $108.2 million in the prior year second quarter, and $211.4 million for the first six months of 1997 compared with $205.8 million in the prior year first six months. 1997 second quarter results also reflect a pre-tax gain of $1.7 million on a sale of an equity investment.

     World Minerals Inc. ("World Minerals") contributed pre-tax earnings of $7.1 million on revenues of $52.7 million in the 1997 second quarter, compared with $5.5 million on revenues of $51.3 million in the second quarter of 1996. In the first six months of 1997, World Minerals contributed pre-tax earnings of $10.0 million on revenues of $99.8 million, compared with $10.1 million on revenues of $98.9 million in the first six months of 1996.

     World Minerals' revenues and pre-tax earnings increased in the 1997 second quarter from the prior year period due to higher export volume from World Minerals' North American and Latin American diatomite plants without a commensurate increase in operating costs. 1997 six-month results reflect the improved results from diatomite operations offset by continuing high start-up costs related to World Minerals' Chinese joint ventures and the continued strength of the dollar which lowered the results of foreign operations.

     As of June 30, 1997, the Company beneficially owned approximately 7.43 million shares, or 4.8 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation which had an aggregate market value on that date of approximately $667.9 million, or $89.875 per share, compared with a market value on December 31, 1996 of $641.9 million, or $86.375 per share. The aggregate cost of such shares is approximately $253.7 million, or $34.15 per share.

     The Company's results in the first half of 1997 are not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.

                   PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES.
          ---------------------

     (c)  Recent Sales of Unregistered Securities.
          ---------------------------------------

     On May 9, 1997, Alleghany issued an aggregate of 434 shares of Alleghany common stock to seven non-employee directors of Alleghany pursuant to the Alleghany Corporation Directors' Equity Compensation Plan representing one-half of the value of each director's retainer for the following twelve month's service as a director, exclusive of any per meeting fees, committee fees or expense reimbursements. The sale of the common stock was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

     On June 12, 1997, the Company issued 1,219 shares of common stock to Allan P. Kirby, Jr. upon exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends, at an exercise price of $60.8083 per share, or $74,125.32 in the aggregate, granted to Mr. Kirby on July 1, 1987 pursuant to the Alleghany Corporation Amended and Restated Directors' Stock Option Plan. The sale of common stock was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

     On July 25, 1997, the Company issued an aggregate of 2,366 shares of common stock to Paul F. Woodberry, 1,195 shares upon the exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends, at an exercise price of $59.7757 per share, or $71,437.50 in the aggregate, and 1,171 shares upon the exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends, at an exercise price of $74.2537 per share, or $87,000 in the aggregate, granted to Mr. Woodberry on May 23, 1988 and May 1, 1989, respectively, pursuant to the Alleghany Corporation Amended and Restated Directors' Stock Option Plan. The sale of common stock was exempt from registration under the Securities Act, pursuant to
Section 4(2) thereof, as a transaction not involving a public offering.

     The above does not include unregistered issuances of the Company's common stock that did not involve a sale consisting of a stock dividend paid in April 1997 and issuances of common stock and other securities pursuant to employee incentive plans.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

     The Company's 1997 Annual Meeting of Stockholders was held on April 25, 1997. At the Annual Meeting, three directors were elected to serve for three-year terms, and one director was elected to serve for a one-year term, on the Company's Board of Directors, by the following votes:

                                 FOR         WITHHELD
                                 ---         --------
     Three-Year Term:
     ---------------
     John J. Burns, Jr.       5,581,157       3,032
     Dan R. Carmichael        5,581,257       2,932
     William K. Lavin         5,580,952       3,237

     One-Year Term:
     -------------
     Thomas S. Johnson        5,579,782       4,407

     At the Annual Meeting, the selection of KPMG Peat Marwick
LLP as auditors for the Company for the year 1997 was ratified by a vote of 5,581,419 shares in favor and 1,246 shares opposed. A total of 1,524 shares abstained from voting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

     (a)  Exhibits.
          --------

          Exhibit             Description
          -------             -----------
             27               Financial Data Schedule


     (b)  Reports on Form 8-K.
          -------------------

     No reports on Form 8-K were filed during the second quarter of 1997.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ALLEGHANY CORPORATION
                              ---------------------
                              Registrant



Date: August 6, 1997          /s/ David B. Cuming
                              ---------------------------------
                              David B. Cuming
                              Senior Vice President
                              (and principal financial officer)