Form 10-Q
period 1997-09-30
ALLEGHANY CORP /DE
filed 1997-11-12
CIK 775368

WASHINGTON, D.C.

                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR QUARTER ENDED SEPTEMBER 30, 1997


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
             THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
     (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:

                 YES X                                  NO
                 ---------                              ---------

INDICATE THE  NUMBER  OF SHARES  OUTSTANDING  OF EACH OF THE  ISSUER'S  CLASS OF
    COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT:

                                    7,256,667
                                    ---------
                           (AS OF SEPTEMBER 30, 1997)

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 1997 AND 1996
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)




                                                                 1997      1996
                                                            --------------------


Revenues
      Title premiums, escrow and trust fees                   $373,148  $342,873
      Net reinsurance premiums earned                           95,658    91,273
      Interest, dividend and other income                       53,879    51,799
      Net mineral and filtration sales                          53,129    51,833
      Net gain on investment transactions                          112       950
                                                            --------------------
           Total revenues                                      575,926   538,728
                                                            --------------------

Costs and expenses
      Agents' commissions and brokerage expense                149,797   149,834
      Salaries, administrative, selling and other expenses     236,159   219,539
      Provisions for title losses and other claims              26,465    24,632
      Property and casualty losses and loss adjustment
        expenses                                                70,405    67,271
      Cost of mineral and filtration sales                      33,356    33,328
      Interest expense                                           9,836     9,370
      Corporate administration                                   5,817     4,608
                                                            --------------------
           Total costs and expenses                            531,835   508,582
                                                            --------------------

           Earnings before income taxes                         44,091    30,146

Income taxes                                                    14,079    10,242
                                                            --------------------

           Net earnings                                        $30,012   $19,904
                                                            ====================

Earnings per share of common stock                               $4.13     $2.71
                                                            ====================

Dividends per share of common stock                                  *         *
                                                            ====================

Average number of outstanding shares of common stock **      7,257,379 7,355,084
                                                            ====================

* In March 1996 and 1997, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**   Adjusted to reflect common stock dividends declared in March 1997.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 1997 AND 1996
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)




                                                               1997       1996
                                                          ----------------------


Revenues
      Title premiums, escrow and trust fees                $1,038,224   $966,603
      Net reinsurance premiums earned                         280,200    269,023
      Interest, dividend and other income                     158,301    143,422
      Net mineral and filtration sales                        153,357    150,666
      Net (loss) gain on investment transactions                 (925)     2,150
                                                          ----------------------
           Total revenues                                   1,629,157  1,531,864
                                                          ----------------------

Costs and expenses
      Agents' commissions and brokerage expense               432,744    420,853
      Salaries, administrative, selling and other
        expenses                                              667,315    628,617
      Provisions for title losses and other claims             72,621     62,340
      Property and casualty losses and loss adjustment
        expenses                                              200,541    195,840
      Cost of mineral and filtration sales                    100,818     99,049
      Interest expense                                         27,714     22,262
      Corporate administration                                 15,515     13,907
                                                          ----------------------
           Total costs and expenses                         1,517,268  1,442,868
                                                          ----------------------

           Earnings before income taxes                       111,889     88,996

Income taxes                                                   35,030     29,483
                                                          ----------------------

           Net earnings                                       $76,859    $59,513
                                                          ======================

Earnings per share of common stock                             $10.57      $8.10
                                                          ======================

Dividends per share of common stock                                 *          *
                                                          ======================

Average number of outstanding shares of common stock **     7,267,786  7,352,901
                                                          ======================


* In March 1996 and 1997, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**   Adjusted to reflect common stock dividends declared in March 1997.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
           (dollars in thousands, except share and per share amounts)



                                                                             September
                                                                             30, 1997      December
                                                                            (Unaudited)    31, 1996
                                                                           -------------------------


Assets
    Available for sale securities:
       Fixed maturities:
          U.S. Government, government agency
            and municipal obligations         (amortized cost $1,292,622)    $1,312,619  $1,243,148
          Certificates of deposit and
            commercial paper                  (amortized cost    133,208)       133,208     160,029
          Bonds, notes and other              (amortized cost    676,490)       682,902     596,072
       Equity securities                      (cost              397,316)       873,741     714,868
                                                                           ------------------------
                                                                              3,002,470   2,714,117

    Cash                                                                         58,060      59,954
    Cash pledged to secure trust and escrow deposits                            191,303     118,066
    Notes receivable                                                             91,536      91,536
    Funds held, accounts and other receivables                                  330,125     285,895
    Title records and indexes                                                   152,596     152,291
    Property and equipment - at cost, less accumulated depreciation
      and amortization                                                          286,920     287,177
    Reinsurance receivable                                                      395,301     392,210
    Other assets                                                                391,664     399,377
                                                                           -------------------------

                                                                             $4,899,975  $4,500,623
                                                                           =========================

Liabilities and Common Stockholders' Equity
    Title losses and other claims                                              $551,150    $533,738
    Property and casualty losses and loss adjustment expenses                 1,164,554   1,110,020
    Other liabilities                                                           655,201     569,599
    Long-term debt of parent company                                             44,000           0
    Long-term debt of subsidiaries                                              425,595     447,525
    Net deferred tax liability                                                   61,985      38,941
    Trust and escrow deposits secured by pledged assets                         457,839     377,540
                                                                           -------------------------
          Total liabilities                                                   3,360,324   3,077,363

    Common stockholders' equity                                               1,539,651   1,423,260
                                                                           -------------------------

                                                                             $4,899,975  $4,500,623
                                                                           =========================

Shares of common stock outstanding                                            7,256,667   7,386,332*
                                                                           =========================

Common stockholders' equity per share                                           $212.17     $192.69*
                                                                           =========================

*    Adjusted to reflect the common stock dividend declared in March 1997.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 1997 AND 1996
                             (dollars in thousands)
                                   (unaudited)



                                                                        1997      1996
                                                                    -------------------

Cash flows from operating activities
      Net earnings                                                   $76,859   $59,513
      Adjustments to reconcile net earnings to cash
         provided by (used in) operations:
           Depreciation and amortization                              41,434    36,855
           Net loss (gain) on investment transactions                    925    (2,150)
           Other charges, net                                        (12,485)   (3,346)
           Increase in funds held, accounts and other receivables    (44,230)  (44,508)
           Increase in reinsurance receivable                         (3,091)   (4,916)
           Increase in title losses and other claims                  17,412       377
           Increase in property and casualty loss and loss
           adjustment expenses                                        54,534    98,364
           Increase in other assets                                   (3,570)  (24,736)
           Increase in other liabilities                              85,601    53,316
           Increase in cash pledged to secure trust and escrow
           deposits                                                  (73,237)  (42,104)
           Increase in trust and escrow deposits                      80,299    27,666
                                                                    -------------------
               Net adjustments                                       143,592    94,818
                                                                    -------------------
               Cash provided by operations                           220,451   154,331
                                                                    -------------------
Cash flows from investing activities
      Purchase of investments                                       (751,290) (572,716)
      Maturities of investments                                      171,493   156,866
      Sales of investments                                           395,574   153,256
      Purchases of property and equipment                            (33,250)  (41,777)
      Other, net                                                       2,789     2,232
                                                                    -------------------
               Net cash used in investing activities                (214,684) (302,139)
                                                                    -------------------
Cash flows from financing activities
      Principal payments on long-term debt                           (23,666) (139,561)
      Proceeds of long-term debt                                      45,578   295,419
      Other, net                                                     (29,573)  (16,301)
                                                                    -------------------
               Net cash (used in) provided by financing activities    (7,661)  139,557
                                                                    -------------------
               Net decrease in cash                                   (1,894)   (8,251)
Cash at beginning of period                                           59,954    55,175
                                                                    -------------------
Cash at end of period                                                $58,060   $46,924
                                                                    ===================

Supplemental disclosures of cash flow information
      Cash paid during the period for:
           Interest                                                  $23,939   $17,540
           Income taxes                                              $26,581   $50,807


                 Notes to the Consolidated Financial Statements

         This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996, and the Quarterly Report on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997 of Alleghany Corporation (the "Company").

         The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

Contingencies

         The Company's subsidiaries and division are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The Company reported net earnings of $30.0 million in the third quarter of 1997, compared with $19.9 million in the third quarter of 1996, and $76.9 million in the first nine months of 1997, compared with $59.5 million in the first nine months of 1996.

         Net losses on investment transactions after taxes in the first nine months of 1997 totalled $601 thousand, compared with net gains of $1.4 million in the first nine months of 1996.

         Chicago Title and Trust Company ("CT&T") contributed pre-tax earnings of $30.2 million on revenues of $391.3 million in the 1997 third quarter, compared with $17.8 million on revenues of $358.3 million in the third quarter of 1996. In the first nine months of 1997, CT&T contributed pre-tax earnings of $72.6 million on revenues of $1,088.3 million, compared with $57.0 million on revenues of $1,013.2 million in the first nine months of 1996.

         CT&T's results in the third quarter and first nine months of 1997 reflect strong activity in commercial real estate markets and increased escrow and title search information sales revenue. 1996 nine-month results included a $4.2 million pre-tax charge to write down the carrying value of title plants and goodwill in connection with the implementation of Financial Accounting Standards Board Statement No. 121, and pre-tax income of $8.0 million in respect of a reduction in title claims reserves.

         CT&T's results also reflect an increase in the contribution of its financial services businesses conducted through Alleghany Asset Management, Inc. and its subsidiaries ("Alleghany Asset Management"). Alleghany Asset Management contributed pre-tax earnings to CT&T of $6.6 million in the 1997 third quarter, an increase of 94 percent over the 1996 third quarter contribution of $3.4 million, and $17.2 million in the first nine months of 1997, an increase of 81 percent over the contribution of $9.5 million in the first nine months of 1996. The improved results of Alleghany Asset Management are primarily due to an increase in assets under management. As of September 30, 1997, Alleghany Asset Management managed $21.3 billion in assets, compared with $13.4 billion as of September 30, 1996.

         Underwriters Re Group, Inc. ("Underwriters Re Group") contributed pre-tax earnings of $9.8 million on revenues of $115.1 million in the third quarter of 1997, compared with $8.9 million on revenues of $109.8 million in the third quarter of 1996, and $31.7 million on revenues of $337.6 million in the first nine months of 1997, compared with $23.9 million on revenues of $315.6 million in the first nine months of 1996.

         The results of Underwriters Re Group for the third quarter and first nine months of 1997 reflect flat reinsurance premium levels due to a highly competitive and soft reinsurance market, an absence of significant catastrophe losses and an absence of adverse reserve activity. Net written premiums for the third quarter of 1997 were $99.0 million compared with $92.3 million in the prior year third quarter, and $310.4 million for the first nine months of 1997 compared with $298.2 million in the prior year first nine months. 1996 third quarter results also reflected a pre-tax gain of $1.0 million on the sale of an equity investment.

         World Minerals Inc. ("World Minerals") contributed pre-tax earnings of $8.3 million on revenues of $53.0 million in the 1997 third quarter, compared with $4.2 million on revenues of $52.1 million in the third quarter of 1996. In the first nine months of 1997, World Minerals contributed pre-tax earnings of $18.2 million on revenues of $152.8 million, compared with $14.3 million on revenues of $151.0 million in the first nine months of 1996.

         World Minerals' revenues and pre-tax earnings increased in the 1997 third quarter from the prior year period due to a more profitable product mix sold by the World Minerals' North American diatomite plants, and higher export volume in its Latin American diatomite plants without a commensurate increase in operating costs. 1997 nine-month results reflect the improved results from diatomite operations offset by continuing high start-up costs related to World Minerals' Chinese joint ventures and the continued strength of the dollar which lowered the results of foreign operations. 1996 third quarter and nine-month results included a charge related to the purchase of minority interests in one of World Minerals' businesses.

         As of September 30, 1997, the Company  beneficially owned approximately
7.43 million shares, or 4.8 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation which had an aggregate market value on that date of approximately $718.1 million, or $96.625 per share, compared with a market value on December 31, 1996 of $641.9 million, or $86.375 per share. The aggregate cost of such shares is approximately $253.7 million, or $34.15 per share.

         The Company's results in the first nine months of 1997 are not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.


                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         (c)   Recent Sales of Unregistered Securities.

         On October 3, 1997, Alleghany issued an aggregate of 82,573 shares of Alleghany common stock to ten employees of Underwriters Re Group pursuant to an offer by Alleghany to exchange 431,696 shares of common stock of Underwriters Re Group (the "URG Shares") held by such employees, which represented 2.7 percent of the outstanding common stock of Underwriters Re Group, for shares of Alleghany common stock at an exchange rate of .191264368 share of Alleghany common stock for each URG Share (rounded up to the nearest whole share of Alleghany common stock). Alleghany now owns all of the issued and outstanding URG Shares. The exchange was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof, as a transaction not involving a public offering.


         On October 3, 1997, Underwriters Re Group granted options to purchase an aggregate of 202,102 shares of Alleghany common stock for an average exercise price of $132.44 per share (the "New Options") to sixteen employees and former employees of Underwriters Re Group pursuant to an offer by Underwriters Re Group to exchange options to acquire an aggregate of 1,056,522 shares of common stock of Underwriters Re Group held by such persons (the "Old Options") for New Options, at the exchange rate set forth above. One-quarter of each New Option becomes exercisable on each of the first, second, third and fourth anniversaries of the date of grant of the Old Option which it replaced. A New Option is forfeited to the extent not exercisable upon termination of the optionee's employment with Underwriters Re Group or a subsidiary. The grant of the New Options was exempt from registration under the Securities Act pursuant to
Section 4(2) thereof, as a transaction not involving a public offering. The shares of Alleghany common stock issuable upon the exercise of the New Options have been registered on Alleghany's Registration Statement on Form S-8 (Registration No. 333-37237).

         The above does not include unregistered issuances of the Company's common stock that did not involve a sale consisting of issuances of common stock and other securities pursuant to employee incentive plans.

ITEM 5.  OTHER INFORMATION.

         On August 14, 1990, the Company transferred a $91.5 million installment note issued by Merrill Lynch, Pierce, Fenner & Smith Incorporated, the maturity of which was extended from 1994 to 1999 (the "Installment Note"), to Alleghany Funding Corporation, a wholly owned subsidiary of the Company ("AFC"), in exchange for the common stock of AFC. On that date, AFC issued secured notes due 1999 in the aggregate principal amount of $80 million ("1999 Notes").

         On October 20, 1997, AFC redeemed the 1999 Notes with the proceeds from the issuance by AFC on that date of secured notes due 2007 (the "2007 Notes") in the aggregate principal amount of $80 million. The 2007 Notes are primarily secured by (i) the Installment Note, the maturity of which was extended to 2007, pursuant to an intercreditor and collateral agency agreement (the "Intercreditor Agreement") among AFC, The Chase Manhattan Bank as collateral agent, and Barclays Bank PLC as swap counterparty, and (ii) a master agreement and related amended confirmation (collectively, the "Swap Agreement") between Barclays Bank PLC as swap counterparty and AFC, pursuant to an indenture (the "Indenture") between AFC and The Chase Manhattan Bank as trustee. The Swap Agreement provides that AFC shall pay to Barclays Bank PLC a portion of the interest received on the Installment Note, which is based on a commercial paper rate, and, in return, Barclays Bank PLC shall pay to AFC an amount equal to the interest on the 2007 Notes, which is based on a LIBOR rate. The 2007 Notes were privately placed with several institutions.

         The foregoing summary description is qualified in its entirety by reference to the Intercreditor Agreement, the Swap Agreement and the Indenture, attached hereto as Exhibits 10.1 through 10.3, respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Exhibit Number                         Description
                  --------------                         -----------

                    10.1      Intercreditor   and  Collateral  Agency  Agreement
                              dated as of October 20, 1997 among The Chase Manhattan Bank, Barclays Bank PLC and AFC.

                    10.2 Master Agreement dated as of October 20, 1997 between Barclays Bank PLC and AFC and related Amended Confirmation dated October 24, 1997 between Barclays Bank PLC and AFC.

                    10.3 Indenture dated as of October 20, 1997 between AFC and The Chase Manhattan Bank.

                    27        Financial Data Schedule

          (b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the third quarter of 1997.

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


                                                    ALLEGHANY CORPORATION
                                                    ---------------------
                                                    Registrant



Date: November 11, 1997                             /s/ David B. Cuming
                                                    ---------------------
                                                    David B. Cuming
                                                    Senior Vice President
                                                    (and principal financial
                                                    officer)

                                  EXHIBIT INDEX

     Exhibit Number                         Description
     --------------                         -----------

          10.1 Intercreditor and Collateral Agency Agreement dated as of October 20, 1997 among The Chase Manhattan Bank, Barclays Bank PLC and AFC.

          10.2 Master Agreement dated as of October 20, 1997 between Barclays Bank PLC and AFC and related Amended Confirmation dated October 24, 1997 between Barclays Bank PLC and AFC.

          10.3 Indenture dated as of October 20, 1997 between AFC and The Chase Manhattan Bank.

          27        Financial Data Schedule.