Form 10-K
period 1997-12-31
ALLEGHANY CORP /DE
filed 1998-03-19
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

                       PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                                                            Commission
For the fiscal year ended December 31, 1997                 File Number 1-9371

                              ALLEGHANY CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                       51-0283071
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                      Identification Number)


        375 Park Avenue, New York, New York                        10152
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:   212/752-1356

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
   Title of each class                               on which registered
   -------------------                               -------------------
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

                                    Yes X  No
                                        --    --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 2, 1998, 7,373,739 shares of Common Stock were outstanding, and the aggregate market value (based upon the closing price of these shares on the New York Stock Exchange) of the shares of Common Stock of Alleghany Corporation held by non-affiliates was $2,008,827,590.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference into the indicated part(s) of this Report:

                                                                      Part
Annual Report to Stockholders of Alleghany                            I and II
Corporation for the year 1997

Proxy Statement relating to Annual Meeting                            III
of Stockholders of Alleghany Corporation
to be held on April 24, 1998

                              ALLEGHANY CORPORATION
                           Annual Report on Form 10-K
                      for the year ended December 31, 1997


                                Table of Contents


                                  Description                                                                Page
                                  -----------                                                                ----

                                     PART I
Item 1.                           Business                                                                     5

Item 2.                           Properties                                                                  53

Item 3.                           Legal Proceedings                                                           61

Item 4.                           Submission of Matters to a Vote of Security                                 62
                                  Holders

Supplemental Item                 Executive Officers of Registrant                                            62

                                     PART II

Item 5.                           Market for Registrant's Common Equity and                                   63
                                  Related Stockholder Matters

Item 6.                           Selected Financial Data                                                     63

Item 7.                           Management's Discussion and Analysis of                                     63
                                  Financial Condition and Results of Operations

Item 8.                           Financial Statements and Supplementary Data                                 63

Item 9.                           Changes in and Disagreements With                                           63
                                  Accountants on Accounting and Financial
                                  Disclosure

                                  Description                                                                Page
                                  -----------                                                                ----


                                    PART III
Item 10.                          Directors and Executive Officers of Registrant                              64

Item 11.                          Executive Compensation                                                      64

Item 12.                          Security Ownership of Certain Beneficial                                    64
                                  Owners and Management

Item 13.                          Certain Relationships and Related                                           64
                                  Transactions

                                     PART IV

Item 14.                          Exhibits, Financial Statement Schedules and                                 65
                                  Reports on Form 8-K
                                  Signatures                                                                  78


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

         Alleghany's principal executive offices are located at 375 Park Avenue, New York, New York 10152 and its telephone number is (212) 752-1356. Alleghany is engaged, through its subsidiaries Chicago Title and Trust Company ("CT&T"), Chicago Title Insurance Company ("CTI"), Security Union Title Insurance Company ("Security Union") and Ticor Title Insurance Company ("Ticor Title") and their subsidiaries, in the sale and underwriting of title insurance and in other real estate-related services business, and through CT&T's subsidiary, Alleghany Asset Management, Inc. ("Alleghany Asset Management") and its subsidiaries, in the financial services business. Alleghany is also engaged, through its subsidiary Underwriters Re Group, Inc. ("Underwriters Re Group") and its subsidiaries, in the property and casualty reinsurance and insurance businesses. In addition, Alleghany is engaged, through its subsidiaries World Minerals Inc. ("World Minerals"), Celite Corporation ("Celite"), Harborlite Corporation ("Harborlite") and Europerlite Acquisition Corporation ("Europerlite") and their subsidiaries, in the industrial minerals business. Alleghany conducts a steel fastener importing and distribution business through its Heads and Threads division.

         On December 17, 1997, Alleghany announced its intention to establish the title insurance and real estate-related services businesses conducted by CT&T as an independent, publicly traded company. This is to be accomplished by a spin-off to Alleghany stockholders of shares of a newly formed holding company for CT&T to be called Chicago Title Corporation. The spin-off, which is expected to occur in the second quarter of 1998, is subject to, among other conditions, the receipt of an IRS ruling to the effect that the spin-off will not be taxable. The common stock of the Chicago Title Corporation is expected to be listed on the New York Stock Exchange. The asset management business conducted through Alleghany Asset Management, currently a subsidiary of CT&T, will not be part of the distribution and will remain with Alleghany.

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

         In 1997, Alleghany studied a number of potential acquisitions. Alleghany intends to continue to expand its operations through internal growth at its subsidiaries as well as through possible operating-company acquisitions and investments.

         Reference is made to Items 7 and 8 of this Report for further information about the business of Alleghany in 1997. The consolidated financial statements of Alleghany, incorporated by reference in Item 8 of this Report, include the accounts of Alleghany and its subsidiaries for all periods presented. In light of the proposed spin-off of CT&T, Alleghany is required to classify the operation to be spun-off as a "discontinued operation." Accordingly, the financial statements incorporated by reference in Item 8 of this Report report the results of CT&T (excluding Alleghany Asset Management) as a single net number. More detailed information on CT&T's results is included in
Note 2 to the Consolidated Financial Statements of Alleghany, incorporated by reference in Item 8 of this Report.


TITLE INSURANCE AND REAL ESTATE-RELATED SERVICES BUSINESS

         CT&T provides, through its subsidiaries, title insurance and real estate-related services which facilitate residential and commercial real estate transactions. CT&T, headquartered in Chicago, was organized as an Illinois corporation in 1912 and was acquired, along with CTI, by Alleghany in June 1985. CTI, a Missouri corporation incorporated in 1961, succeeded to businesses conducted by predecessor corporations since 1847, and is headquartered in Chicago. Security Union (acquired in 1987) and Ticor Title (acquired in 1991) were incorporated in California in 1962 and 1965, respectively. However, both were a part of business organizations that had succeeded to businesses conducted since around the turn of the century. Security Union and Ticor Title are headquartered in Pasadena, California.

         CT&T and its title subsidiaries, CTI, Security Union and Ticor Title, constitute one of the largest title insurance organizations in the nation, based upon revenues as disclosed in statutory filings. Confirming the organization's financial strength, each of the principal title insurance subsidiaries -- CTI, Security Union and Ticor Title -- carries a claims-paying ability rating of "A" from Standard & Poor's Corporation and from Duff & Phelps Credit Rating Co. In addition, Moody's Investors Service has assigned an insurance financial strength rating of "A2" to CTI, "A3" to Ticor Title and "Baa1" to Security Union. CT&T has approximately 300 full-service offices and more than 3,800 policy-issuing agents in 49 states, Puerto Rico, the Virgin Islands, Guam, Canada and Mexico.

         In 1995, CT&T acquired Chicago Title Flood Services Inc. (formerly National Flood Information Services, Inc.), a Delaware corporation based in Arlington, Texas and Chicago Title Credit Services Inc. (formerly Credit Data Reporting Services, Inc.), a New York corporation headquartered in Kingston, New York. Chicago Title Flood Services Inc. has provided flood certification services since 1987. Chicago Title Credit Services Inc. has been in the credit reporting business since 1941. In July 1996, CT&T acquired Chicago Title--Market Intelligence, Inc. (formerly Market Intelligence, Inc.), a Massachusetts corporation based in Hopkinton, Massachusetts. Chicago Title--Market Intelligence, Inc. has been in the property evaluation business since 1989. In 1998, CT&T acquired Chicago Title Field Services Inc. (formerly Universal Mortgage Services, Inc.) and Consolidated Reconveyance Company. Based in Cleveland, Ohio, Chicago Title Field Services Inc. has provided field inspection services since 1968. Based in Calabasas, California, Consolidated Reconveyance Company has been furnishing foreclosure and reconveyance services since 1979.


Title Insurance

         CT&T's title insurance subsidiaries insure a variety of interests in real property. For a one-time premium, purchasers of residential and commercial properties, mortgagees, lessees and others with an interest in real property purchase insurance policies to insure against loss suffered, including the cost of legal defense, as a result of encumbrances or other defects in title, as that title is defined in the policy. Prior to the issuance of a policy, a title insurer conducts a title search and examination of the records relevant to the property and its owners, a process by which it identifies and defines the risks to be assumed by the insurer under the policy.

         To conduct a title search and examination, an agent or employee of a CT&T title insurance subsidiary reviews various records providing a history of transfers of interests in the parcel of real estate with respect to which a policy of title insurance is to be issued. These records are maintained by local governmental entities, such as counties and municipalities. Title records, known as title plants, owned by the CT&T title insurance subsidiaries are also used as a reference, allowing complete title searches without resorting to governmental records. The title plants consist of compilations of land title and deed information copied from public records dating back many years on properties in various geographic locations. These title plants are updated daily.

         Closing, escrow and disbursement services are key elements in many real estate transactions. CT&T's closing and escrow officers are responsible for coordinating the activities of buyers, sellers, attorneys, lenders and real estate agents. Responsibilities include managing escrow accounts; prorating and adjusting insurance, taxes and rents; preparation, review and recording of documents; ensuring that liens are properly cleared; disbursement of funds; and transmittal of final documents.

         In 1997, approximately 62 percent of CT&T's title revenues were generated by residential real estate activity, consisting of resales (40 percent), refinancings (14 percent) and new housing (8 percent). Commercial and industrial real estate activity accounted for the remaining 38 percent of 1997 revenues, consisting of initial sales and resales (31 percent) and refinancings (7 percent).

         Underwriting Operations

         While most other forms of insurance provide for the assumption of risk of loss arising out of unforeseen future events, title insurance serves to protect the policyholder principally from the risk of loss from events that predate the issuance of the policy. This distinction underlies the low claims loss experience of title insurers as compared with other types of insurers. Realized losses generally result from either judgment errors or mistakes made in the title search and examination process or the escrow process, or from other problems such as fraud or incapacity of persons transferring property rights. Operating expenses, on the other hand, are higher for title insurance companies than for other companies in the insurance industry. Most title insurers incur considerable costs relating to the personnel required to process forms, search titles, collect information on specific properties and prepare title insurance commitments and policies. Many title insurers also face ongoing costs associated with the establishment, operation and maintenance of title plants, or, in the case of smaller regional title insurers, access to title plants owned by others or employment of abstractors to search public records on behalf of such regional title insurers.

         CT&T's title operations facilitate rapid communication between field underwriters and the principal office underwriting staff for dealing with difficult, large or unusual underwriting risks. Authority levels for field underwriters are set based on their skills and experience level. The most experienced field underwriters are required to be involved in the decision to insure difficult, large or unusual risks. Risks with very high potential liability require approval from higher levels of the title insurer's management, which may include, depending upon the particular risk, the Chief Underwriting Counsel, the General Counsel or senior executive officers of the title insurer.

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

         CTI, Ticor Title, and Security Union each have generally restricted the size of any one risk of loss that they will retain to $70 million, $50 million and $30 million, respectively. The title insurance subsidiaries of CT&T reinsure risks with each other and with other title insurance companies in excess of what they are willing to retain. In addition, the title insurers have purchased excess loss coverage for individual losses in excess of $12.5 million, subject to certain exclusions. This coverage will pay 90 percent of such losses up to $50 million. However, reinsurance arrangements do not relieve a title insurance company that issues a policy from its legal liability to the holder of the policy and, thus, the risk of nonperformance by the assuming reinsurer is borne by the issuer of the policy.

         Losses and Loss Adjustment Expenses

         The largest single liability of CT&T is its reserve for title insurance claims and associated legal defense costs. Historical experience with respect to payments for claims and external legal defense costs made under title insurance policies indicates that, for policies issued in a given year, approximately two-thirds of the total projected payments with respect to such policies are made within five years of the issuance of such policies. The reserve also covers losses arising from the escrow, closing and disbursement functions due to fraud or operational error, and includes the costs of external legal defense.

         Title losses are reported to CT&T directly by its insured parties. When a claim is reported, CT&T establishes a "case" reserve, based upon the best estimate of the total amount necessary to settle the claim and to provide for allocated loss adjustment expenses, including legal defense costs ("LAE"). These reserves are periodically adjusted by CT&T based on its evaluation of subsequent reports regarding the reported claim.

         In addition to "case" reserves, CT&T also maintains reserves for losses that are incurred but not yet reported ("IBNR reserves"). These reserves are particularly significant in long tail lines of insurance, such as title insurance, for which the claim and the circumstances causing the claim may be separated by a long period of time. Unlike most other types of insurance, the event giving rise to a possible future claim under a title insurance policy, the defect in the title, occurred before issuance of the policy but may not be discovered, if ever, until a future date.

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

         IBNR reserves are also established for very large or unusual claims which might fall outside the normal distribution of expected claims experience. Reserves for these claims are based on an analysis of the experience of both CT&T and the title insurance industry generally.

         CT&T's reserves are reviewed regularly by management and are certified by an independent actuary on an annual basis. CT&T does not discount its reserves for anticipated investment income. Initial reserve provisions are derived directly from premium revenues, based upon anticipated loss ratios. There are inherent uncertainties in estimating reserves primarily due to the long-term nature of most title insurance business. Actual losses and LAE may deviate, perhaps substantially, from reserves on CT&T's financial statements, which could have a material adverse effect on CT&T's financial condition and results of operations. Based on current information, CT&T believes reserves for losses and LAE at December 31, 1997 are adequate.

Flood Certifications

         Federal law requires lenders to determine whether a parcel of real property pledged to secure a loan is in a flood hazard zone and, since 1995, to monitor the flood zone status of a mortgaged property for the life of the loan. Property found to be in a flood hazard zone is required to be covered by flood insurance before it can be used to secure a loan. Chicago Title Flood Services Inc. has the ability to check the flood zone status of any property located in the United States and of many properties on an automated basis and is neither an issuer nor an underwriter of flood insurance policies.

Credit Reporting

         Mortgage credit reporting is a specialized task which usually requires the obtaining and merging of credit information from at least two of the three nationally recognized repositories of such information. Chicago Title Credit Services Inc. has developed a state-of-the-art proprietary system which can receive an order; obtain, edit and merge credit information from each of the three national repositories; and report back to the lending institution in a matter of seconds. Chicago Title Credit Services Inc. can also perform the investigative work required to verify items appearing on a borrower's mortgage loan application (e.g., employment, financial assets and disputed credit items). In addition to mortgage credit reporting, Chicago Title Credit Services Inc. also serves as a traditional credit bureau in a limited number of locations and provides customers with retail and commercial collection services.

Property Valuation Services

         Chicago Title--Market Intelligence, Inc. provides real estate property evaluation services and alternatives to appraisals nationwide using database research supplemented by a network of 15,000 real estate agents that verify computer reports through physical property inspections. Chicago Title--Market Intelligence, Inc. also maintains a network of state-licensed contract appraisers offering a full array of property appraisal products for residential mortgage loans throughout the United States. Property appraisals for commercial properties are also available on a limited basis.

Field Inspection Services

         Chicago Title Field Services Inc. performs on-site property inspections and personal interviews through a nationwide network of independent field agents, serving the first mortgage, residential loan and default servicing markets.

Foreclosure and Reconveyance Services

         Consolidated Reconveyance Company furnishes foreclosure and reconveyance services for institutional lenders. It recently developed a national reconveyance software package that improves the efficiency of processing transactions and that will be available through CT&T nationwide.

Marketing

         CT&T's title insurance subsidiaries issue title insurance policies directly through its branch office operations as well as through policy-issuing independent agents. CT&T's title insurance subsidiaries also issue insurance policies where the title search and examination process is performed by approved attorneys working as independent contractors.

         CT&T's primary customers are the major participants in the real estate markets: attorneys, builders, commercial banks, thrift institutions, mortgage banks, life insurance companies, pension funds and real estate brokers. CT&T's sources of revenue are not concentrated with one or a few customers. Reflecting the relatively fragmented nature of the real estate industry as a whole, decision-making on the part of these customer groups has traditionally been locally centered. Recently, a trend has emerged for customer groups to consolidate into larger entities encompassing broader geographic areas. The larger, consolidated customers are more centralized in their decision-making and may use different criteria for making buying decisions than that employed by the more traditional local businesses.

         Recognizing this changing customer landscape, CT&T has organized its distribution network to serve three distinct customer sectors:

         Core Local--The largest of these sectors is the core local operation which requires flexibility and responsiveness to local market needs.

         Institutional Residential Lenders--This sector represents the emerging large centralized customer that needs high volume, competitive cost products. Key elements are a relentless cost focus, seamless integration of all CT&T products, standardization and consistency, and technology linkages.

         Commercial and Industrial Businesses--This sector focuses on the facilitation of large commercial transactions, which require service on a nationwide basis. Success is dependent upon integrated relationship management on a national basis, technical excellence, customization to customer needs and seamless national service.

         In addition, CT&T is developing an "electronic spine" or customer interface to allow customers to order and receive electronically any of CT&T's products from any location. In 1997, CT&T also created the CastleLink (SM) division to market CT&T's title and real estate-related products and services, allowing customers to order title, credit, flood, property valuation, escrow and closing services through one single source.

Business Conditions; Seasonality

         The title insurance industry is highly dependent upon the volume of real estate transactions, which is highly sensitive to interest rate levels and general economic conditions. Because these factors can be very volatile, revenue levels for the title industry also can be very volatile. As business volume for the real estate-related businesses are correlated to mortgage loan origination volumes, revenue levels for these businesses tend to be impacted by economic factors in a fashion similar to the title industry.

         High short-term interest rates reduced the volume of real estate transactions in the first half of 1995. Lower interest rates in the second half of 1995 prompted an increase in refinancing and commercial transactions. The refinance volume remained strong in the first quarter of 1996 but diminished as interest rates leveled off. Interest rates remained relatively stable for the remainder of 1996 resulting in an increase in the volume of real estate construction and resale activity. 1997, particularly the second half of the year, was marked by low inflation, unemployment rates and interest rates in the United States resulting in exceptional growth in the commercial and industrial segment and a resurgence in the second half of 1997 in residential resale and refinancing transactions.

         The business of CT&T's title insurance subsidiaries is seasonal, as real estate activity is seasonal. The fourth quarter is typically the strongest due to the desire of commercial entities to complete transactions by year-end. The first quarter is typically the weakest quarter as the volume of home sales are generally at their low point in the winter.

         CT&T generally recognizes revenues at the time of the closing of the real estate transaction with respect to which a title insurance policy is issued. As a result, there is typically a lag of about two months between the time that a title insurance order is placed, at which time work commences, and the time that CT&T recognizes the revenues associated with the order. Additionally, agency revenues are recognized by CT&T when reported by the agent and typically lag two or three months from the time realized by the agent.

Competition

         The title insurance industry is competitive throughout the United States, with large title insurance firms such as the title insurance subsidiaries of CT&T competing on a national basis, while smaller firms have significant market shares on a regional basis. Based on 1996 revenues, CTI, Security Union, Ticor Title, First American Title Insurance Company, Reliance Group Holdings, Inc., Stewart Title Insurance Co., Fidelity National Title Insurance Co., Lawyers Title Insurance Corporation and Old Republic Title Insurance Group, Inc. together accounted for approximately 89 percent of all title insurance revenues. CT&T's title insurance subsidiaries also compete with abstractors, attorneys issuing opinions and, in some areas, state land registration systems.

         CT&T's flood certification, credit reporting, property valuation, field inspection and foreclosure and reconveyance services businesses face significant competition from other similar real estate service providers. Mortgage lenders may choose to produce these services internally rather than purchasing them from outside vendors.

         The basis of competition varies by the service provided by CT&T but includes price, service, technical expertise, technological capabilities, and the ability to integrate a wide range of products. In addition, the financial strength of the insurer has become an increasingly important factor in title insurance purchase decisions, particularly in multi- site transactions and investment decisions regarding real estate-related investment vehicles such as real estate investment trusts and real estate mortgage investment conduits.

Regulation

         Title insurance companies are subject to regulation and supervision by state insurance regulators under the insurance statutes and regulations of states in which they are incorporated. CTI is incorporated in Missouri, Security Union is incorporated in California and has a title insurance subsidiary incorporated in Oregon, and Ticor Title is incorporated in California. Each of these companies is also regulated in each jurisdiction in which it is authorized to write title insurance. Regulation and supervision vary from state to state, but generally cover such matters as the standards of solvency which must be met and maintained, the nature of limitations on investments, the amount of dividends which may be distributed to a parent corporation, requirements regarding reserves for statutory premiums and losses, the licensing of insurers and their agents, the approval of policy forms and premium rates, periodic examinations of title insurers and annual and other reports required to be filed on the financial condition of title insurance companies. In addition, market behavior of all entities involved in real estate transactions is governed by the Real Estate Settlement Practices Act and related regulations.

         As insurance holding companies, Alleghany and CT&T are also subject to the insurance regulations of Missouri, California and Oregon. The acquisition of CTI, Security Union and Ticor Title and their respective title insurance subsidiaries by Alleghany and/or CT&T was subject to prior approval from the insurance regulatory authorities in the states in which such title insurance companies are incorporated. Alleghany, CT&T and their other subsidiaries, however, are generally not subject to restrictions on their business activities due to their affiliation with CT&T's title insurance subsidiaries.

         CT&T, in its capacity as a non-depository trust company, is regulated by the State of Illinois Office of Banks and Real Estate. Regulation covers such matters as the fiduciary's management capabilities, the investment of funds held for its own account, the soundness of its policies and procedures, the quality of the services it renders to the public and the effect of its trust activities on its financial soundness.

         While Chicago Title Flood Services Inc., Chicago Title Credit Services Inc., Chicago Title--Market Intelligence, Inc., Chicago Title Field Services Inc. and Consolidated Reconveyance Company are not subject to direct regulatory supervision, federal and state laws governing real estate settlement practices, credit reporting and flood zone determinations significantly impact their businesses.

Investment Operations

         Investments held by CT&T or any of its title insurance subsidiaries must comply with the insurance laws of the state of incorporation of the company holding the investment; relevant states are Illinois, Missouri, California, and Oregon, as applicable. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stocks and real estate mortgages.

         CT&T's current investment policy is to minimize the cyclical volatility of the portfolio to maintain stability of principal, consistency of cash flow and liquidity, and earn a favorable total return.

         The following table reflects investment results for CT&T (excluding Alleghany Asset Management) for the years ended December 31, 1997, 1996 and 1995 (dollars in thousands):

                               Investment Results

                                                                                           Net
                                                                                         Pre-Tax
                                                      Pre-Tax          After-Tax         Realized                         After
                                Average              Investment        Investment         Gains          Effective         Tax
          Period             Investments (1)         Income (2)        Income (3)        (Losses)        Yield (4)       Yield (5)
---------------------------------------------------------------------------------------------------------------------------------
Year Ended                     $947,210               $67,897           $48,316           $1,469           7.2%            5.1%
   December 31, 1997
Year Ended                     $820,230               $60,787           $42,997           $1,436           7.4%            5.2%
   December 31, 1996
Year Ended                     $829,521               $57,245           $40,601           $3,697           6.9%            4.9%
   December 31, 1995

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

         The following table summarizes the investments of CT&T (excluding Alleghany Asset Management), excluding cash, as of December 31, 1997, with all investments carried at fair value in its financial statements prepared in accordance with generally accepted accounting principles (dollars in thousands):

                                   Investments


                                                                 Amortized
                                                                Cost or Cost                                Fair Value
                                                           ---------------------------               ---------------------------
                                                           Amount           Percentage               Amount           Percentage
Short-term investments .............                     $180,710               17.22%             $180,710               16.94%

Corporate bonds.....................                      120,045               11.44%              122,037               11.44%
United States government and
   government agency bonds .........                      243,173               23.17%              248,262               23.28%

Mortgage-and asset-backed
   securities.......................                      186,276               17.74%              189,508               17.77%

Municipal bonds.....................                      267,914               25.52%              272,182               25.52%

Foreign bonds.......................                        2,714                 .26%                2,777                 .26%

Redeemable preferred stock                                 15,613                1.49%               16,613                1.56%

Equity securities...................                       33,233                3.16%               34,489                3.23%

   Total............................                   $1,049,678              100.00%           $1,066,578              100.00%
                                                       ==========              ======            ==========              ======

         The following table indicates the composition of the long-term fixed maturity portfolio, including preferred stock, as of December 31, 1997 by the rating system of the National Association of Insurance Commissioners ("NAIC") (dollars in thousands):

                Long-Term Fixed Maturity Portfolio by NAIC Rating

                                                                 Fair Value                 Percentage
                                                                 ----------                 ----------
NAIC 1...............................                              $784,937                     92.20%
NAIC 2...............................                                42,724                      5.07%
NAIC 3...............................                                 4,570                       .54%
NAIC 4...............................                                 2,534                       .30%
NAIC L & P3 (Preferred
     stock-redeemable)...............                                16,613                      1.95%
                                                                     ------                      -----
     Total...........................                              $851,378                    100.00%
                                                                   ========                    =======

         The following table indicates the composition of the long-term fixed maturity portfolio, including preferred stock, by years until contractual maturity as of December 31, 1997 (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

           Long-Term Fixed Maturity Portfolio by Years Until Maturity

                                                                 Fair Value               Percentage
                                                                 ----------               ----------
One year or less*......................                            $ 98,878                   11.61%
Over one through five years                                         399,362                   46.91%
Over five through ten years                                          57,022                    6.70%
Over ten years.........................                             106,608                   12.52%
Mortgage- and asset-backed                                          189,508                   22.26%
                                                                    -------                   ------
       Total...........................                            $851,378                   100.0%
                                                                   ========                   ======


 *      Included in this category are $16,613 of preferred stock-redeemable.

         The principal tangible asset of CT&T and its subsidiaries is the investment portfolio. The entire investment portfolio is classified as available for sale. CT&T has a conservative investment philosophy with respect to both asset quality and maturity distribution. CT&T maintains a short-term investment portfolio ranging from approximately $60 million to $250 million, consisting of top rated commercial paper (A-1/P-1), highest rated bank certificates of deposit, and institutional money market funds. The average maturity period of securities in the short-term portfolio is typically less than 30 days. CT&T's long-term portfolio consists of top rated tax-exempt bonds, United States Treasury securities, corporate bonds of United States issuers, mortgage backed securities, and a limited amount of publicly traded common stocks. Average quality of the long-term portfolio is maintained at a Moody's rating of "Aa3" or higher, with over 98 percent of all securities rated investment grade by Moody's and less than 1 percent in derivative instruments as of 1997 year-end. The duration of the short term and fixed income securities in CT&T's portfolio is approximately 2.2 years, and is managed within a duration range of 1.9 to 3.1 years. Duration measures a portfolio's sensitivity to change in interest rates; a change within a range of plus or minus 1 percent in interest rates would be expected to result in an inverse change of approximately 2.2 percent in the value of CT&T's portfolio. This relatively short portfolio maturity structure is maintained so that investment income responds to changes in the level of interest rates, offsetting to some degree the cyclicality of title insurance operations.

         CT&T does not specifically match particular assets to related liabilities, but instead holds the investment portfolio to a shorter maturity than liabilities. However, CT&T regularly re-examines its portfolio strategies and periodically modifies asset allocation and bond portfolio maturity, based on the market outlook, interest rates and/or title insurance operating conditions.

Employees

         At December 31, 1997, CT&T and its subsidiaries, exclusive of Alleghany Asset Management, had approximately 8,100 employees, including full-time and part-time employees.


FINANCIAL SERVICES BUSINESS

         Alleghany Asset Management, conducts a financial services business through its subsidiaries, The Chicago Trust Company ("Chicago Trust"), a Chicago-based independent investment firm with trust powers, Montag & Caldwell, Inc. ("Montag & Caldwell"), an Atlanta-based investment counseling firm, and Chicago Deferred Exchange Corporation ("CDEC"), which facilitates certain tax-deferred property exchanges. CT&T's financial services group was restructured in 1995 under Alleghany Asset Management, a Delaware corporation and a newly-formed subsidiary of CT&T. The financial services businesses conducted directly by CT&T were transferred to Chicago Trust. Also transferred to Alleghany Asset Management were Montag & Caldwell, which was acquired in July 1994, and CDEC. In 1996, Chicago Trust acquired Security Trust Company ("Security Trust"), a California trust company, from a subsidiary of CT&T.

         As described above, Alleghany Asset Management and its subsidiaries will not be part of the spin-off of CT&T and will remain with Alleghany.

         Alleghany Asset Management provides distribution and marketing services to its investment managers through the 401(k) services offered by Chicago Trust and the Alleghany Funds (formerly CT&T Funds), a mutual funds family offering eight no-load mutual funds. Chicago Trust's full service 401(k) administration group provides trustee, plan design, investment management and other administrative services to companies primarily in the Midwest and South. Such services are marketed through internal sales forces in Chicago and Atlanta as well as consultants and brokerage sources. The Alleghany Funds had approximately $1.9 billion in assets under management at December 31, 1997. The mutual funds are marketed primarily through registered investment advisers, broker-dealers and direct sales to institutional clients.

         Montag & Caldwell

         Founded in 1945, Montag & Caldwell, one of the Southeast's oldest investment management firms, concentrates on managing large capitalization growth equity and balanced portfolios for institutional, mutual fund and high net worth clients. Montag & Caldwell believes that success in the institutional investment business is dependent upon a disciplined and consistently applied investment process translating into outstanding investment results. Montag & Caldwell's equity results have consistently placed the firm among the top money managers in its category.

          Montag & Caldwell targets separate accounts of $40 million and higher, accessed through independent consultants or direct calls to prospective clients. Its investment expertise is also available through the Alleghany Funds. Montag & Caldwell advises two of the Alleghany Funds' mutual funds.

         Chicago Trust

         Chicago Trust, and its predecessors, has managed assets for investors since 1887. Chicago Trust is an independent investment firm with full trust powers and is engaged in the following lines of business: institutional investment management, full service 401(k) administration, personal trust and investment services and administration of the Alleghany Funds.

         Chicago Trust specializes in fixed income and equity money management for institutional clients. Chicago Trust's fixed income results have consistently placed Chicago Trust among the top money managers in its category. Chicago Trust markets its fixed income and equity products through pension consultants and directly to plan sponsors. Chicago Trust also advises six of the Alleghany Funds' mutual funds.

         Chicago Trust's personal trust and investment services business serves the investment and estate planning needs of individuals and families, mainly in the greater Chicago area. Chicago Trust believes that the business is well-positioned to benefit from growth in family wealth and the demographics of an aging baby boom generation.

         Chicago Trust also provides, through Security Trust, trust and tax-deferred property exchange services in California.

         CDEC

         CDEC was established in 1989 and facilitates, with the assistance of Chicago Trust, tax-deferred exchanges of like-kind property. In 1997, CDEC facilitated more than 2,000 exchanges. CDEC acts as a qualified intermediary, holding and investing the cash proceeds from the sale of property relinquished by a taxpayer in a qualified trust account, of which Chicago Trust acts as trustee, until replacement property is acquired.

Marketing

         Growth in profitability of Alleghany Asset Management is largely dependent on growth in assets under management, which results from market appreciation of existing assets and new business. Approximately 80 percent of Alleghany Asset Management's assets under management are for institutional clients where competition is intense and success is driven by investment performance. Both Montag & Caldwell and Chicago Trust have strong investment records and have received high ratings in various consultant and mutual fund informational service data bases. As of December 31, 1997, Alleghany Asset Management, through its subsidiaries, managed assets totaling about $23.1 billion. None of the clients of Alleghany Asset Management accounted for 10 percent or more of the revenues of Alleghany Asset Management. The business of Alleghany Asset Management is not seasonal.

Investment Operations

         Investments held by Chicago Trust and Security Trust must comply with the banking laws of the states of Illinois and California. These laws prescribe the kind, quality and concentration of investments which may be made by trust companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, common stocks.

         Chicago Trust's and Security Trust's current investment strategy is to maximize after-tax investment income through a high-quality diversified investment portfolio, consisting primarily of taxable and tax-exempt fixed maturity securities, while maintaining an adequate level of liquidity.

Competition

         Alleghany Asset Management and its subsidiaries compete with national, regional and local providers of financial services. Such competition is chiefly on the basis of service and investment performance.

Regulation

         Acting as fiduciaries, Chicago Trust is regulated by the State of Illinois Office of Banks and Real Estate, and Security Trust is regulated by the California Department of Banking. Regulation covers such matters as the fiduciary's management capabilities, the investment of funds held for its own account, the soundness of its policies and procedures, the quality of the services it renders to the public and the effect of its trust activities on its financial soundness. Montag & Caldwell is a registered investment advisor and is therefore subject to regulation by the Securities and Exchange Commission, the state of Georgia, its domiciliary jurisdiction, and all other states in which it is licensed to act in the capacity of investment advisor.

Employees

         At December 31, 1997, Alleghany Asset Management and its subsidiaries had approximately 275 employees, including full-time and part-time employees.

PROPERTY AND CASUALTY REINSURANCE AND INSURANCE BUSINESSES

         Underwriters Re Group, Inc., formerly known as URC Holdings Corp. ("URG"), headquartered in Woodland Hills, California, is engaged in the property and casualty reinsurance and insurance businesses, through Underwriters Reinsurance Company ("Underwriters") and its primary insurance subsidiaries (collectively, "Underwriters Re Group"). Underwriters initially was organized in 1867 as a primary insurer in New York under the name "Buffalo German Insurance Company." By 1970, Underwriters had become principally a reinsurer, and in 1977 it changed its corporate domicile to New Hampshire. Underwriters operates throughout the United States, including Puerto Rico and the District of Columbia, and Canada, either as a licensed carrier or accredited reinsurer, and has branch offices in Chicago, Houston, New York and Woodland Hills.

         In October 1993, Alleghany acquired approximately 93 percent of URG, and thereafter contributed about $51 million in 1993 and $100 million in 1994 to the capital of Underwriters Re Group. The capital contribution in 1994 was in the form of about 6 million shares of Santa Fe common stock, which was subsequently converted into approximately 2.5 million shares of BNSF common stock. As of December 31, 1997, Underwriters' statutory surplus was $659 million. On October 3, 1997, Alleghany exchanged pursuant to its offer shares of common stock of URG, representing 2.7 percent of the outstanding common stock of URG, held by ten employees of URG for shares of

Alleghany common stock. Alleghany now owns all of the issued and outstanding shares of common stock of URG.

         Since 1995, Underwriters has been rated "A+ (Superior)" by A.M. Best Company, Inc., an independent insurance industry rating organization ("Best's"). Best's publications indicate that such rating is assigned to companies which Best's believes have achieved superior overall performance and have a very strong ability to meet their obligations over a long period of time. According to Best's, the rating reflects Underwriters' strong operating earnings, solid internal capital generation and forward market momentum.

         Additionally, since 1995 Underwriters received a claims-paying ability rating of "AA-(Excellent)" from Standard & Poor's. Standard & Poor's publications indicate that this rating is assigned to companies with strong capacity to meet policyholders' obligations under a variety of economic and underwriting conditions.

         Underwriters Re Group established Commercial Underwriters Insurance Company ("CUIC") at the end of 1992, acquired Underwriters Insurance Company ("UIC"), an inactive Nebraska insurance company in 1994, and established Newmarket Underwriters Insurance Company ("NUIC") in 1996 to capitalize on advantageous market conditions for certain primary insurance business lines. CUIC, UIC and NUIC are rated "A+ (Superior)" by Best's because Underwriters reinsures a significant share of their business.

         CUIC is a California property and casualty insurance company that focuses on specialized primary commercial insurance, individual commercial excess liability insurance, commercial surplus lines, and specialized personal lines liability insurance, including excess private passenger liability and comprehensive personal liability insurance. CUIC conducts its business in California and New York on an admitted basis and in 44 other states, Guam and the District of Columbia on an approved nonadmitted basis. In 1997, CUIC generated $113.3 million in direct written premiums and retained net written premiums of $33.5 million representing 8.1 percent of Underwriters Re Group's consolidated net written premiums in 1997.

         UIC has licenses to write primary property and casualty insurance in 48 states and the District of Columbia and focuses on marine insurance, primary liability policies for medium- to large-sized businesses and certain professional liability coverages. In connection with the acquisition of UIC, Underwriters was indemnified for all losses that occurred prior to the acquisition date. In 1997, UIC generated $28.2 million in direct written premiums and retained net written premiums of $11.7 million, constituting 2.8 percent of Underwriters Re Group's consolidated net written premiums in 1997.

         NUIC is licensed to write property and casualty insurance in New Hampshire, and is qualified on a non-admitted basis in California and New York. It will focus on general liability policies for medium to large-sized businesses.

         The Center Insurance Services, Inc. ("The Center"), was established in 1995 as a wholly owned subsidiary of URG to capitalize on the considerable expertise of certain individuals in handling specialized classes of primary business. The Center's four subsidiaries act as agents and underwrite business on behalf of CUIC, UIC, NUIC and at present, to a lesser extent, non-affiliated insurers. Business underwritten by The Center includes marine insurance, products liability insurance and general liability insurance for certain insureds with self-insured retentions. During 1997 approximately $66.1 million of gross written premiums was underwritten by The Center. The Center's subsidiaries has offices in Kennesaw and Roswell, Georgia and New York, New York.

         Representative offices were established in Barbados at the end of 1995 and in London, England in 1996 to capitalize on international underwriting opportunities. In addition, Underwriters Re Group made strategic investments in reinsurance and insurance companies in Barbados and Bermuda.

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

         Underwriters provides reinsurance on both a treaty and a facultative basis. Treaty reinsurance is based on a standing arrangement (a "treaty"), usually for a year, between a cedent and a reinsurer for the cession and assumption of a certain class of risk specified in such treaty. Under most treaties, the cedent is obligated to offer, and the reinsurer is obligated to accept, a specified portion of a class of risk underwritten by the cedent. Reinsurers assume classes of risk under treaties without having reviewed each individual risk. Alternatively, facultative certificate reinsurance is the reinsurance of individual risks. Unlike treaty reinsurance, in the case of facultative reinsurance contracts, a reinsurer separately rates and underwrites each individual risk and is free to accept or reject each risk offered by the cedent. Facultative reinsurance is normally purchased by insurance companies for risks not otherwise covered or covered only in part by their reinsurance treaties, and for unusual risks.

         Underwriters writes treaty and facultative reinsurance on both a pro rata and excess of loss basis. Under pro rata reinsurance contracts, the ceding company and reinsurer share the premiums as well as the losses and expenses of any single risk, or an entire group of risks, based upon contractually defined rates. Under excess of loss reinsurance contracts, the reinsurer agrees to reimburse the ceding company for all losses in excess of a predetermined amount (commonly referred to as the cedent's "retention"), generally up to a predetermined limit. Excess of loss reinsurance is often written in "layers" or levels, with one reinsurer assuming the risk of loss on the primary insurance policy in excess of the cedent's retention level up to a predetermined level, above which the risk of loss is assumed by another reinsurer or reverts to the cedent. Excess of loss reinsurance allows the reinsurer to better control the relationship of the premium charged to the related exposure assumed by it. The reinsurer assuming the risk immediately above the cedent's retention level is said to write "working layer" or "low layer" excess of loss reinsurance. A loss that reaches just beyond a cedent's retention level would create a loss for such cedent's low layer reinsurers but would not adversely affect the reinsurers on higher layers.

Marketing

         Reinsurance

         An important element of Underwriters' strategy is to respond quickly to market opportunities (such as increased demand or more favorable pricing) by adjusting the mix of property and casualty business it writes. In recent years, Underwriters has taken advantage of such market opportunities by increasing its writings of marine and aviation, property catastrophe, clash, homeowners and workers compensation coverages and certain excess and surplus lines.

         Underwriters concentrates on coverages which require a relatively high degree of underwriting or actuarial expertise, including certain excess and surplus lines programs, umbrella liability and directors and officers' liability. Such expertise is also required for certain business that Underwriters has developed in nontraditional areas, such as providing capital in combination with reinsurance and providing reinsurance to alternative risk markets, including risk retention groups, captives, underwriting syndicates and self-insured funds and associations. Nontraditional reinsurance may also refer to reinsurance contracts which limit exposure to loss through the use of aggregate loss limits, loss ratio caps or other loss containment features. Underwriters believes that coverages which require high levels of underwriting or actuarial expertise offer greater potential for favorable results than more general coverages, based on current market conditions.

         In 1997, Underwriters wrote 67% of its treaty business and all of its facultative certificate business through reinsurance brokers. The remaining treaty business was principally reinsurance of portions of the primary insurance underwritten by subsidiaries of Underwriters. By working primarily through brokers, Underwriters does not need to maintain a large sales organization which, during periods of reduced premium volume, could result in significant non-productive overhead. In addition, management believes that submissions from the broker market, including those for certain targeted specialty coverages, are more numerous and diverse than would be available through a salaried sales organization. Consequently, Underwriters is able to exercise greater selectivity than would usually be possible in dealing directly with ceding companies. As a result of certain of Underwriters' subsidiaries placing reinsurance on their primary business through reinsurance brokers, management believes that such brokers may also bring more reinsurance opportunities to Underwriters.

         Reinsurance brokers regularly approach Underwriters for quotations on reinsurance being placed on behalf of ceding companies. In 1997, Underwriters paid brokers $10.3 million in commissions, which represents approximately 2% of its gross written premiums of $461.3 million. Underwriters' five leading brokers, AON, Inc. and its subsidiaries, Sedgwick Re, Inc., E.W. Blanch Company, Jardine Thompson Graham Limited and Preferred Reinsurance Intermediaries, accounted for 41% of Underwriters' gross written premiums in 1997. Over this period, AON, Inc. and its subsidiaries accounted for 18% of such premiums and no other broker accounted for more than 10% of such premiums. The brokers that account for relatively large percentages of gross written premiums tend to vary from year to year. Management does not believe that the termination of its business with any one broker would have a material effect on Underwriters Re Group's financial condition or results of operations.

         A significant percentage of Underwriters' gross written premiums are generally obtained from a relatively small number of ceding companies. In 1997, approximately 39% of gross written premiums were obtained from Underwriters' ten largest unaffiliated ceding companies. One of the ceding companies accounted for 12% of such premiums and no other unaffiliated ceding company accounted for more than 10% of such premiums. The ceding companies that account for relatively large percentages of gross written premiums tend to vary from year to year. Management does not believe that the loss of any one ceding company account would have a material effect on Underwriters Re Group's financial condition or results of operations.

         Primary Insurance

         Insurance is purchased from the primary insurance companies of Underwriters Re Group through retail and wholesale agents and brokers. These professional intermediaries are acquainted with the product lines and custom coverage capabilities of Underwriters Re Group's primary insurance companies, which generally concentrate on hard to place risks and markets neglected by the industry. The custom capabilities offered include access to nonadmitted companies that operate under Underwriters Re Group and carry Underwriters' Best's rating.

Underwriting Operations

         Reinsurance

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

         In addition, Underwriters seeks to serve as lead or co-lead underwriter on its treaties. Management believes that, as lead or co-lead underwriter, Underwriters, is able to influence more effectively the pricing and terms of the treaties into which it enters and thereby achieve better underwriting results. During 1997, Underwriters acted as lead or co-lead underwriter on a majority of its treaty business.

         Treaty reinsurance generated approximately $350.4 million, or 95%, of Underwriters' net written premiums in 1997 and facultative certificate reinsurance generated the remainder. Casualty lines represented approximately 64% of Underwriters Re Group's net written premiums, with the remainder represented by property lines. Reinsurance written on an excess of loss basis represented approximately 50% of Underwriters' net reinsurance written premiums, with reinsurance written on a pro rata basis representing the balance. In 1997, Underwriters' net written premiums increased $34.0 million, or 10%, from 1996. A significant part of this growth was in treaty business considered by Underwriters to be nontraditional. Management believes that the increase in such premiums is attributable, in part, to its increased statutory surplus level and upgraded Best's rating, which enabled it to attract more desirable reinsurance opportunities, and also to growth in its primary insurance operations.

         Underwriters generally wrote up to $2.0 million per reinsurance risk in 1997 on a net basis. In the case of reinsurance of certain clash coverage, Underwriters has written up to $2.5 million on a net basis and in limited circumstances has accepted more. The largest net risk assumed in 1997 was $12.0 million.

         Primary Insurance

         Underwriters Re Group's underwriting strategy is to identify insurance opportunities that can be profitably underwritten. Such business is generally in less competitive segments of the overall insurance marketplace because they frequently require a higher level of underwriting expertise or are not viewed as acceptable in conventional markets for some other reason. Many of the classes and risks underwritten are in otherwise normally accepted categories but are viewed as nonstandard due to past loss history. Business written that is viewed as requiring special expertise would include marine insurance, professional liability and errors and omissions insurance. Risks are underwritten by employees of the primary companies and by both affiliated and unaffiliated underwriting agents. Underwriters Re Group wrote up to $1.5 million per primary insurance risk in 1997 on a net basis.

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

         Underwriters carefully evaluates potential retrocessionaires, which must meet the approval of several members of senior management before being engaged. Once engaged, Underwriters monitors the financial condition of its retrocessionaires and takes appropriate actions to eliminate or minimize bad debt exposure. Generally, Underwriters requires that unpaid losses and loss adjustment expenses for non-admitted reinsurers that are not regulated by domestic insurance regulatory authorities be collateralized by letters of credit, funds withheld or pledged trust agreements. Additionally, commutations may be taken to reduce or eliminate credit exposure when necessary. Although there can be no assurance that such will be the case in future years, Underwriters' write-offs for unrecoverable reinsurance were negligible in 1997 and 1996. As of December 31, 1997, Underwriters had an allowance for estimated unrecoverable reinsurance of $3.4 million.

         Underwriters currently has reinsurance contracts in force which cede to retrocessionaires risks in excess of Underwriters' net risk retention. Underwriters cedes up to $1.5 million per casualty facultative risk and up to $1.1 million per property facultative risk. Underwriters also has an aggregate reinsurance contract to cover losses up to $100.0 million incurred during the period July 1, 1997 through June 30, 1998 in excess of a 98.3% net loss and loss adjustment expense ratio. Such net loss ratio is calculated by dividing losses by premiums net of commissions and brokerage. The contract covers essentially all lines of business written by Underwriters; however, property catastrophe losses are subject to a sublimit of $75.0 million. Upon its expiration, management expects to renew this contract or to enter into a new contract providing similar coverage. In addition, Underwriters from time to time purchases retrocessional reinsurance in varying amounts for specific assumed treaties.

         Underwriters has two reinsurance contracts with Continental Casualty Company (the "Continental Contracts") that provide coverage for pre-1987 business up to an aggregate limit of $200.0 million. Underwriters received payments under these contracts totaling $37.6 million in 1996 and $23.7 million in 1997, reducing the reinsurance receivable attributable to such contracts from $111.5 million at year-end 1996 to $87.8 million at year-end 1997. Such receivable is secured by a trust fund dedicated solely to payments under the Continental Contracts.

         As of December 31, 1997, Underwriters had reported reinsurance receivables of $387.6 million through retrocessional agreements, including $87.8 million of reinsurance receivables under the Continental Contracts, which was fully secured as described above, and $133.0 million due from another reinsurer, which was fully secured with a combination of letters of credit and funds withheld.

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

         When a reinsurance claim is reported by the ceding company, Underwriters establishes a "case" reserve for the estimated amount of Underwriters' ultimate payment. Such reserves are based upon the amounts recommended by the ceding company and are often supplemented by additional amounts as deemed necessary by Underwriters after Underwriters has evaluated such claim on the basis of numerous factors, including coverage, liability, severity of injury or damage, jurisdiction and ability of the ceding company to evaluate and handle the claim properly. In many cases Underwriters establishes case reserves even if the ceding company believes that Underwriters will have no ultimate liability. Underwriters always establishes a case reserve in an amount at least equal to that recommended by the ceding company. Case reserves are periodically adjusted by Underwriters based on its evaluation of subsequent reports from and audits of the ceding companies.

         When a primary claim is reported, Underwriters Re Group personnel establish a "case" reserve based on evaluation of the claim and estimation of the ultimate payment amount. All primary claims are supervised by Underwriters Re Group personnel who at times may engage outside counsel or adjusting firms, if necessary.

         Additional reserves are established on an aggregate basis to provide for losses incurred but not yet reported ("IBNR") to the reinsurer and to supplement the overall adequacy of reported case reserves and estimated expenses of settling such claims, including legal and other fees and general expenses of administering the claims adjustment process. Underwriters Re Group establishes IBNR reserves by using accepted loss reserving standards and principles to estimate the ultimate liability for LAE. The process implicitly recognizes the impact of inflation and other factors that affect claims reporting by taking into account changes in historic loss reporting patterns and perceived probable trends.

         Underwriters Re Group reviews its aggregate loss reserves at least twice each year. Between the semi-annual reviews, Underwriters Re Group updates its loss reserves by applying the loss ratios determined in the previous review to earned premiums to date, less incurred losses reported. Underwriters Re Group does not discount its reserves for anticipated investment income. There are inherent uncertainties in estimating reserves primarily due to the significant periods of time that may elapse between occurrence of an insured or reinsured loss and reporting and ultimate settlement of such loss, the diversity of development patterns among different lines of business and types of reinsurance, and the necessary reliance on the ceding company for information regarding reinsurance claims. Actual losses and loss expenses may deviate, perhaps substantially, from reserves in Underwriters Re Group financial statements, which could have a material adverse effect on Underwriters Re Group financial condition and results of operations. Based on current information, management believes reserves for losses and loss expenses at December 31, 1997 are adequate.

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

         For asbestos claims, Underwriters closely reviews precautionary notices which concern any named insured previously linked to large asbestos exposure (a "target defendant"). If the named insured is a "target defendant," Underwriters assumes there is a probability of loss even if the named ceding company has not itself reported reserves. IBNR reserves are recorded based on this review, as well as an additional subjective evaluation of the aggregate reported losses (approximately $3.7 million per year) losses for the last three years. The per year figures are net of reinsurance, including the Continental Contracts.

         For environmental impairment claims, Underwriters establishes case reserves and reviews precautionary notices as described above. Ultimate environmental impairment claims exposure is especially uncertain because of the problematic apportionment of clean-up costs under federal and state laws, the uncertain enforceability of contract exclusions and the lack of specific "target defendants." IBNR reserves are recorded based on Underwriters' assessment of precautionary notices and a review of aggregate reported losses (approximately $2.6 million per year) for the last three years. The per year figures are net of reinsurance, including the Continental Contracts.

         During the three years ended December 31, 1997, the average net loss payment per claim (open and settled) for asbestos and environmental impairment exposures (excluding cessions to the Continental Contracts) was $21,000 and $35,700, respectively, and the highest paid loss was $2.0 million for an asbestos claim and $0.4 million for an environmental impairment claim, in each case net of ceded reinsurance (excluding cessions to the Continental Contracts). All loss payments for asbestos and environmental impairment exposures for the last three years have been recovered through cessions to the Continental Contracts. Most claims paid to date have been paid under contracts with varying levels of retention by the ceding company or insurer. Although the range of losses paid by Underwriters has been wide, most losses paid have involved dollar amounts at the lower end of such range.

         As of December 31, 1997, Underwriters' case and IBNR reserves (net of reinsurance, including cessions to the Continental Contracts) totaled approximately $21.2 million for asbestos liabilities, which includes reserves for approximately 618 open claims where cedents have advised Underwriters that they currently expect to recover from Underwriters. As of December 31, 1997, Underwriters' case and IBNR reserves (net of reinsurance, including cessions to the Continental Contracts) totaled about $23.9 million for environmental impairment claims, which includes reserves for approximately 473 open claims where cedents have advised Underwriters that they currently expect to recover from Underwriters. Additionally, ceding companies have submitted 1,804 precautionary notices for asbestos claims and 5,663 precautionary notices for environmental impairment claims to Underwriters; however, based on information provided by the ceding companies and Underwriters' assessment of such claims, Underwriters does not currently expect the losses with respect to such claims to grow large enough to reach Underwriters' layer of reinsurance coverage.

         The reconciliation of the beginning and ending reserves for unpaid losses and LAE related to asbestos and environmental impairment claims for the last three years (net of cessions to the Continental Contracts, but excluding an additional $18.9 million provision for such claims, discussed in the text following the tables), is shown below (dollars in thousands):

      Reconciliation of Asbestos-Related Claims Reserve for Losses and LAE

                                                                     1997              1996               1995
                                                                     ----              ----               ----
       Reserve, net of reinsurance recoverables, as of
           January 1...........................................     $17,494           $14,494           $10,136

       Incurred loss, net of reinsurance.......................       3,678             3,000             4,358

       Paid loss, net of reinsurance...........................           0                 0                 0
                                                                    -------           -------           -------
       Reserve, net of reinsurance recoverables, as of
           December 31.........................................      21,172            17,494            14,494

       Reinsurance recoverables, as of December 31.............      14,726            15,176            17,506
                                                                    -------           -------           -------
       Reserve, gross of reinsurance recoverables, as of
           December 31.........................................     $35,898           $32,670           $32,000
                                                                    =======           =======           =======

       Type of Reserve, net of reinsurance recoverables:

           Case................................................     $ 3,172           $ 4,494           $ 4,494

           IBNR................................................      18,000            13,000            10,000
                                                                    -------           -------           -------
       Total...................................................     $21,172           $17,494           $14,494
                                                                    =======           =======           =======

  Reconciliation of Environmental Impairment Claims Reserve for Losses and LAE

                                                                     1997              1996               1995
                                                                     ----              ----               ----
       Reserve, net of reinsurance recoverables, as of
           January 1...........................................      $22,600           $19,600            $16,198

       Incurred loss, net of reinsurance.......................        1,322             3,000              3,402

       Paid loss, net of reinsurance...........................            0                 0                  0
                                                                     -------           -------            -------
       Reserve, net of reinsurance recoverables, as of
           December 31.........................................       23,922            22,600             19,600

       Reinsurance recoverables, as of December 31.............        4,640             4,939             12,896
                                                                     -------           -------            -------
       Reserve, gross of reinsurance recoverables, as of
           December 31.........................................      $28,562           $27,539            $32,496
                                                                     =======           =======            =======

       Type of Reserve, net of reinsurance recoverables:

           Case................................................      $10,922           $ 9,600            $ 9,600

           IBNR................................................       13,000            13,000             10,000
                                                                     -------           -------            -------
       Total...................................................      $23,922           $22,600            $19,600
                                                                     =======           =======            =======

         Increases to asbestos and environmental impairment claims reserves, if any, may be covered to varying degrees by Underwriters' existing reinsurance contracts with its retrocessionaires.

         In addition to the case and IBNR reserves for asbestos and environmental impairment claims reported in the tables above, Underwriters carries an additional reserve for such exposures in its financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). The amount of such reserve was $18.9 million as of December 31, 1997, compared with $27.4 million as of December 31, 1996. While there can be no assurance that such total reserves will be adequate, management believes that Underwriters' total asbestos and environmental impairment reserves, taking into consideration the additional GAAP reserves, are a reasonable provision for such claims.

         Changes in Historical Net Loss and LAE Reserves

         The following table shows changes in historical net loss and LAE reserves for Underwriters Re Group for each year since 1987. Reported reserve development is derived primarily from information included in statutory financial statements of Underwriters, CUIC and UIC. The first line of the upper portion of the table shows the net reserves at December 31 of each of the indicated years, representing the estimated amounts of net outstanding losses and LAE for claims arising during that year and in all prior years that are unpaid, including losses that have been incurred but not yet reported to Underwriters Re Group. The upper (paid) portion of the table shows the cumulative net amounts paid as of December 31 of successive years with respect to the net reserve liability for each year. The lower portion of the table shows the re-estimated amount of the previously recorded net reserves for each year based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about claims for individual years. In evaluating the information in the table, it should be noted that a reserve amount reported in any period includes the effect of any subsequent change in such reserve amount. For example, if a loss was first reserved in 1987 at $100,000 and was determined in 1990 to be $150,000, the $50,000 deficiency would be included in the Cumulative Redundancy (Deficiency) row shown below for each of the years 1987 through 1989.

         Conditions and trends that have affected the development of the net reserve liability in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table. During the mid-1980s, the reinsurance industry, including Underwriters Re Group, experienced substantial underwriting losses. Such losses are reflected in the table, beginning with the comparatively high cumulative deficiencies in the year 1987. The cumulative reserve deficiencies in the years 1987 through 1992 primarily resulted from prior increases to asbestos and environmental impairment claims reserves and includes the $35.8 million reserve strengthening in 1993.

              Changes in Historical Net Reserves for Losses and LAE
                                  (in millions)

                                                                            Year Ended December 31,
                                               1987       1988      1989       1990       1991      1992       1993       1994
                                               ----       ----      ----       ----       ----      ----       ----       ----
Net liability as of the end of
year* .................................        $470       $461      $453       $411       $411      $437       $509       $536

Cumulative amount of net
liability paid as of:

   One year later .....................        $116       $119      $137       $101        $84       $98       $112       $102

   Two years later ....................         208        242       227        173        161       178        189        167

   Three years later ..................         330        306       285        239        214       236        236        220

   Four years later ...................         380        348       342        274        254       266        265        --

   Five years later ...................         416        394       370        294        276       287        --         --

   Six years later ....................         458        414       384        311        287       --         --         --

   Seven years later ..................         475        425       396        319        --        --         --         --

   Eight years later ..................         483        434       403        --         --        --         --         --

   Nine years later ...................         489        440       --         --         --        --         --         --

   Ten years later ....................         490        --        --         --         --        --         --         --

Net liability re-estimated as of:

   One year later .....................         481        454       457        414        412       483        516        539

   Two years later ....................         473        457       460        421        455       487        518        538

   Three years later ..................         476        462       474        465        460       491        523        531

   Four years later ...................         478        492       520        472        469       496        519        --

   Five years later ...................         516        538       528        485        469       493        --         --

   Six years later ....................         562        548       545        483        468       --         --         --

   Seven years later ..................         572        568       544        479        --        --         --         --

   Eight years later ..................         591        567       541        --         --        --         --         --

   Nine years later ...................         591        567       --         --         --        --         --         --

   Ten years later ....................         590        --        --         --         --        --         --         --

   Cumulative Redundancy
   (Deficiency) .......................       $(120)     $(106)    $(88)      $(68)      $(57)     $(56)      $(10)      $5


Gross Liability-End of Year                                                                                   $861       $940

Reinsurance Recoverable                                                                                        352        404
                                                                                                              ----       ----
Net Liability - End of Year                                                                                   $509       $536
                                                                                                              ====       ====
Gross Re-estimated Liability-Latest                                                                           $959       $939

Re-estimated Recoverable-Latest                                                                                440        408
                                                                                                              ----       ----
Net Re-estimated Liability-Latest                                                                             $519       $531
                                                                                                              ====       ====





                                                1995      1996       1997
                                                ----      ----       ----
Net liability as of the end of
year* .................................         $628      $732      $  784

Cumulative amount of net
liability paid as of:

   One year later .....................         $117      $175          --

   Two years later ....................          214       --           --

   Three years later ..................          --        --           --

   Four years later ...................          --        --           --

   Five years later ...................          --        --           --

   Six years later ....................          --        --           --

   Seven years later ..................          --        --           --

   Eight years later ..................          --        --           --

   Nine years later ...................          --        --           --

   Ten years later ....................          --        --           --

Net liability re-estimated as of:

   One year later .....................          629       727          --

   Two years later ....................          622       --           --

   Three years later ..................          --        --           --

   Four years later ...................          --        --           --

   Five years later ...................          --        --           --

   Six years later ....................          --        --           --

   Seven years later ..................          --        --           --

   Eight years later ..................          --        --           --

   Nine years later ...................          --        --           --

   Ten years later ....................          --        --           --

   Cumulative Redundancy
   (Deficiency) .......................        $6        $5             --


Gross Liability-End of Year                    $1,014    $1,110     $1,159

Reinsurance Recoverable                           386       378        375
                                               ------    ------     ------
Net Liability - End of Year                    $  628    $  732     $  784
                                               ======    ======     ======
Gross Re-estimated Liability-Latest            $1,058    $1,139

Re-estimated Recoverable-Latest                   436       412
                                               ------    ------
Net Re-estimated Liability-Latest              $  622    $  727
                                               ======    ======

         The reconciliation between the reserves reported in the annual statements filed with state insurance departments in accordance with statutory accounting practices ("SAP") and those reported in Underwriters Re Group's consolidated financial statements prepared in accordance with GAAP for the last three years is shown below (in thousands):

   Reconciliation of Reserves for Losses and LAE from SAP Basis to GAAP Basis

                                                                                      December 31
                                                                  1997                    1996                     1995
                                                                  ----                    ----                     ----
Statutory Reserves...................................           $765,418                $705,105                 $596,070
Additional Mass Action Reserves (1)                               18,850                  27,350                   32,350
Reinsurance Recoverables.............................            374,802                 377,565                  385,580
                                                              ----------              ----------               ----------
GAAP Reserves........................................         $1,159,070              $1,110,020               $1,014,000
                                                              ==========              ==========               ==========


(1) Amount represents additional reserves recorded by Underwriters in 1993 for probable asbestos-related and environmental impairment claims exposure.

         The reconciliation of reserves for the last three years on a GAAP basis is shown below (in thousands):

                  Reconciliation of Reserves for Losses and LAE


                                                                           1997                   1996                   1995
                                                                           ----                   ----                   ----
Reserve, net of reinsurance recoverables, as
     of January 1.........................................            $  732,455             $  628,420             $  536,317

Incurred Loss, net of reinsurance, related to:

Current year..............................................               267,530                242,332                200,543

Prior years...............................................                (5,702)                 1,393                  2,565
                                                                      ----------             ----------             ----------
Total Incurred Loss, net of reinsurance ..................               261,828                243,725                203,108
                                                                      ----------             ----------             ----------
Paid Loss, net of reinsurance, related to:

     Current year.........................................               (35,033)               (23,342)                (9,239)

     Prior years..........................................              (174,982)              (116,348)              (101,766)
                                                                      ----------             ----------             ----------
Total Paid Loss, net of reinsurance ......................              (210,015)              (139,690)              (111,005)
                                                                      ----------             ----------             ----------
Reserve, net of reinsurance recoverables, as
     of December 31.......................................               784,268                732,455                628,420

Reinsurance recoverables, as of December 31...............               374,802                377,565                385,580
                                                                      ----------             ----------             ----------
Reserve, gross of reinsurance recoverables,
     as of December 31....................................            $1,159,070             $1,110,020             $1,014,000
                                                                      ==========             ==========             ==========

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

         The following table reflects investment results for the fixed maturity portfolio of Underwriters Re Group for the years ended December 31, 1997, 1996 and 1995 (dollars in thousands):

                               Investment Results

                                                      Net              Net
                                                    Pre-Tax         After-Tax         Pre-Tax
                                 Average           Investment       Investment       Realized           Effective       After-Tax
       Period                Investments (1)       Income (2)       Income (3)        Losses            Yield (4)       Yield (5)
--------------------------------------------------------------------------------------------------------------------------------
Year Ended
   December 31, 1997           $1,147,064           $69,229          $50,239          $   (855)           6.0%            4.4%

Year Ended
   December 31, 1996             $984,345           $59,542          $42,971          $    (94)           6.0%            4.4%

Year Ended
   December 31, 1995             $797,132           $50,173          $36,113          $ (5,476)           5.9%            4.5%

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

         As of December 31, 1997, the equity portfolio of Underwriters Re Group was carried at a market value of approximately $302.0 million with an original cost of approximately $166.0 million, and consisted primarily of approximately
2.5 million shares of BNSF common stock. The cost of equities listed in the table below, $140.2 million, includes the cost paid by Alleghany for the BNSF common stock prior to being contributed to Underwriters Re Group. In 1997, Underwriters Re Group realized a gain of $1.8 million related to the sale of equity securities and had dividend income of $5.6 million therefrom.

         The following table summarizes the investments of Underwriters Re Group, excluding cash, as of December 31, 1997, with all investments carried at fair value (dollars in thousands):

                                   Investments

                                                           Amortized Cost or Cost                          Fair Value
                                                         Amount            Percentage              Amount            Percentage
                                                         ------            ----------              ------            ----------
Short-term investments ........................        $   92,989              7%               $   92,989                6%

Corporate bonds ...............................           256,066             19                   259,217               17

United States government and
    government agency bonds ...................           102,422              8                   103,149                7

Mortgage- and asset-backed
    securities ................................           328,657             25                   337,241               22

Foreign bonds .................................            19,264              1                    19,337                1

Redeemable and auction
    preferred stocks ..........................            33,917              3                    34,956                3

Municipal bonds ...............................           355,287             27                   363,252               24

Equity securities (1) .........................           140,186             10                   302,037               20
                                                       ----------            ----               ----------              ----
    Total .....................................        $1,328,788            100%               $1,512,178              100%
                                                       ==========            ====               ==========              ====

(1) Includes 2,474,823 shares of BNSF common stock at the original cost to Alleghany.

         The following table indicates the composition of the long-term fixed maturity portfolio by Moody's rating as of December 31, 1997 (dollars in thousands):

              Long-Term Fixed Maturity Portfolio by Moody's Rating

                                                                     Fair Value              Percentage
                                                                     ----------              ----------
        Aaa.............................................             $  618,857                 55%

        Aa..............................................                165,606                 15

        A...............................................                229,560                 21

        Baa.............................................                 80,534                  7

        Ba..............................................                 22,595                  2
                                                                     ----------                ----
                Total ..................................             $1,117,152                100%
                                                                     ==========                ====


         The following table indicates the composition of the long-term fixed maturity portfolio by years until contractual maturity as of December 31, 1997 (dollars in thousands):

           Long-Term Fixed Maturity Portfolio by Years Until Maturity

                                                                                 Fair Value             Percentage
                                                                                 ----------             ----------
        One year or less................................                         $   46,901                 4%

        Over one through five years.....................                            268,696                 24

        Over five through ten years.....................                            312,897                 28

        Over ten years..................................                            151,417                 14

        Mortgage- and asset-backed securities ..........                            337,241                 30
                                                                                 ----------                ----
                 Total .................................                         $1,117,152                100%
                                                                                 ==========                ====

Competition

         Underwriters competes primarily in the United States reinsurance market with numerous domestic and foreign reinsurers, many of which have greater financial resources than Underwriters. Underwriters' competitors include independent reinsurance companies, subsidiaries or affiliates of worldwide insurance companies, reinsurance departments of certain primary insurance companies and domestic, European and Asian underwriting syndicates. Competition in the types of reinsurance in which Underwriters is engaged is based on many factors, including the perceived overall financial strength of the reinsurer, premiums charged, contract terms and conditions, services offered, speed of claims payment, reputation and experience.

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

      To enhance Underwriters' financial strength, Alleghany, through URG, contributed approximately $51 million in cash and equity securities in 1993 and $100 million in equity securities in 1994 to the capital of Underwriters. Underwriters' enhanced financial strength has allowed it to benefit from the continuing trend toward consolidation in the domestic reinsurance market, resulting from the tendency of reinsurance buyers to purchase coverage from larger and more financially secure reinsurers. In 1996, URG issued $200 million principal amount of 7-7/8% Senior Notes due 2006. Of the net proceeds of the offering, $120 million was contributed to the capital of Underwriters, $50 million was used to repay indebtedness under URG's credit agreement and the remainder is being used for general corporate purposes. According to the Reinsurance Association of America, at December 31, 1997 there were 43 domestic professional reinsurers, and Underwriters was the nation's ninth-largest in terms of statutory surplus and fifteenth-largest in terms of net written premiums.

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

      Each of the operating subsidiaries of The Center is subject to regulation and supervision by state insurance regulators in the states in which its subsidiary is licensed as an insurance agency. Such regulations address the solicitation and effectuation of insurance in such states and impose certain requirements relating to, among other things, countersignatures, continuing education and maintenance of trust accounts.

      State insurance holding company statutes provide a regulatory mechanism designed to protect the financial condition of domestic insurance companies operating as subsidiaries of holding companies. All holding company statutes require disclosure and, in some instances, prior approval of significant transactions between a domestic insurance company and its affiliates. Holding company statutes also may require, among other things, prior approval of any acquisition of control of a domestic insurance company. As an insurance holding company, Alleghany is subject to such regulations in New Hampshire, California and Nebraska. The acquisition of Underwriters, CUIC and UIC by Alleghany was subject to prior approval from the insurance regulatory authorities in the states in which such companies are incorporated. Alleghany and its other subsidiaries, however, generally are not otherwise subject to restrictions on their business activities due to their affiliation with Underwriters, CUIC, UIC and NUIC.

      Beginning with the 1994 year-end statutory financial statements, the insurance laws of New Hampshire, California and Nebraska imposed risk-based capital ("RBC") requirements on property and casualty insurers and reinsurers, based on a model adopted by the National Association of Insurance Commissioners. The RBC requirements attempt to assess a property and casualty company's statutory capital and surplus needs, taking into account the risk characteristics of the companies' investments and products, by measuring the following risks: (i) underwriting, which encompasses the risk of adverse loss developments and inadequate pricing, (ii) declines in asset values arising from credit risks and (iii) declines in asset values arising from investment risks. The ratio of a company's total adjusted capital to its risk-based capital provides regulators with an early warning tool to identify weakly capitalized companies for purposes of initiating corrective action. At December 31, 1997, each of Underwriters, CUIC, UIC and NUIC had surplus well in excess of the risk-based capital thresholds that would require any corrective action.

Employees

      Underwriters Re Group employed 248 persons as of December 31, 1997.

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

      World Minerals believes that its Harborlite and Europerlite subsidiaries are, in the aggregate, the world's largest producers of perlite filter aids and that Harborlite, which is also engaged in the business of selling perlite ore, is one of the world's largest merchant producers of perlite ore. These products are marketed worldwide under the Harborlite(R) and Europerl(R) brand names.

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

      On October 31, 1995, World Minerals, through Europerlite, acquired control of all of the outstanding capital stock of two privately owned perlite filter aid companies with operations in Italy and Spain, respectively, and a privately owned perlite sales company in Spain. The perlite sales company has since been merged into the Spanish filter aid company.

      Harborlite has its world headquarters in Lompoc, California and owns a perlite mine and mill in No Agua, New Mexico, a perlite loading facility in Antonito, Colorado, a perlite mine and a mill in Superior, Arizona, a perlite mine and mill in Dikili, Turkey, a perlite deposit in Central Mexico, and perlite expansion facilities in Escondido, California; Green River, Wyoming; Laporte, Texas; Youngsville, North Carolina; Vicksburg, Michigan; Quincy, Florida; Wissembourg, France; and Hessle, England.

      Europerlite also has its world headquarters in Lompoc, California and owns perlite expansion plants in Barcelona, Spain and Milan, Italy.

      World Minerals conducts its business on a worldwide basis, with mining and processing operations in eleven countries. In 1997, approximately 43 percent of World Minerals' revenues (equal to 11.0 percent of Alleghany's consolidated revenues) were generated by foreign operations, and an additional 12.2 percent of World Minerals' revenues were generated by export sales from the United States. While World Minerals believes that the international scope of its operations gives it unique competitive advantages, international operations can be subject to additional risks, such as currency fluctuations, changes in foreign legal requirements and political instability. World Minerals closely monitors its methods of operating in each country and adopts strategies responsive to changing economic and political environments.

      World Minerals minimizes its exposure to the risk of foreign currency fluctuation by, among other things, causing its subsidiaries to declare and pay dividends whenever feasible, and having its foreign subsidiaries invoice their export customers in United States dollars or other "hard currencies." World Minerals' foreign operations do not subject Alleghany to a material risk from foreign currency fluctuation. It is not currently expected that the currency turmoil in Asia will have a material adverse impact on World Minerals' earnings in 1998.

      Celite's largest diatomite mine and plant is located near Lompoc, California. All additional diatomite supplies are currently obtained by Celite from its mines in the state of Washington, in France, Spain, Mexico, Chile, Peru, and PRC, and from the Lake Myvatn mine in Iceland (although environmental regulations and seismic activity may adversely affect future production at Lake Myvatn). Celite believes that diatomite reserves at each site are generally sufficient to last for at least 20 more years at the current rate of utilization, except at its Quincy, Washington mine where reserves are estimated to last for another 15 years at current utilization rates. Celite is conducting drilling activities to identify additional quality reserves in the area and expects to be able to increase reserve estimates for Quincy by the end of 1998.

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

      Celite's silicate products are produced from purchased magnesium and calcium compounds and internally supplied diatomite.

      World Minerals' operating subsidiaries experienced no interruption in raw material availability in 1997, and barring unforeseen circumstances anticipate no such interruption in 1998. While there can be no assurance that adequate supplies of all raw materials will be available in the future, Celite, Harborlite and Europerlite believe that they have taken reasonable precautions for the continuous supply of their critical raw materials.

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

      World Minerals presently owns, controls or holds licenses either directly or through its subsidiaries to approximately 21 United States and 43 foreign patents and patent applications. While World Minerals considers all of its patents and licenses to be valuable, World Minerals believes that none of its patents or licenses is by itself material to its business.

      World Minerals normally maintains approximately a one- to four-week supply of inventory on certain products due to production lead times. Although diatomite mining activities at Celite's principal mine in Lompoc, California may be suspended during periods of heavy rainfall, World Minerals believes that, because of the stockpiling of ore during dry periods, such suspensions do not materially affect the supply of inventory. In anticipation of forecasted severe "El Nino" wet weather conditions along the California coast this winter, Celite has increased its product inventories as well. Barring unusual circumstances, World Minerals does not experience backlogs of orders. World Minerals' business is not seasonal to any material degree.

      World Minerals' domestic and international operations have been consolidated into a single, centrally managed worldwide business under the direction of a highly capable management team. Since 1993, financial systems and controls have been upgraded, and the Celite, Europerlite and Harborlite sales, operations and financial groups have been consolidated to improve efficiency and take advantage of synergies. World Minerals acts as the sales agent for both Celite and Harborlite in the United States and procures orders from customers and distributors on their behalf. World Minerals also distributes Celite's, Harborlite's and Europerlite's products in Europe to dealers, distributors and end users on Celite's, Harborlite's and Europerlite's behalf.

      World Minerals has research and development, environmental control and quality control laboratories at its Lompoc production facilities and quality control laboratories at each of its other production facilities. In 1997, World Minerals spent approximately $2.2 million on company-sponsored research and technical services (in addition to amounts spent on engineering and exploration) related to the development and improvement of its products and services.

Competition

      World Minerals believes that Celite is the world's largest producer of filter-aid grade diatomite. The remainder of the market is shared by Celite's four major competitors: Eagle-Picher Minerals (United States), Grefco (United States), CECA (France) and Showa (Japan), and a number of smaller competitors.

      World Minerals believes that Harborlite and Europerlite are, in the aggregate, the world's largest producer of perlite filter aids and that Harborlite, which is also engaged in the business of selling perlite ore, is one of the world's largest merchant producers of perlite ore. Harborlite and Europerlite each have two large competitors in the expanded perlite market, Grefco and CECA, and many smaller competitors. Harborlite has two large competitors in the merchant perlite ore market, Grefco and Silver & Baryte, and numerous smaller companies.

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

      The domestic mining operations of Celite and Harborlite are subject to regulation by the Mine Safety and Health Administration ("MSHA"). This agency establishes health and safety standards relating to noise, respiratory protection and dust for employee work environments in the mining industry. Celite's and Harborlite's domestic production facilities which are not under the jurisdiction of MSHA are subject to regulation by the Occupational Safety and Health Administration ("OSHA"), which establishes regulations regarding, among other things, workplace conditions, and exposure to dust and noise. In addition, certain state agencies exercise concurrent jurisdiction in these areas. During 1997, both MSHA and OSHA announced special emphasis programs to reduce the incidence of silicosis in the workplace. Due to Celite's industrial hygiene and monitoring programs, Celite does not expect these special emphasis programs to impact its business in any material way.

      World Minerals maintains a staff of experienced environmental, safety and industrial hygiene professionals who assist plant personnel in complying with environmental, health and safety regulations. Its environmental, safety and industrial hygiene audit group also performs routine internal audits and reviews of World Minerals' plant facilities worldwide. Due to these programs and responsible management at the local plant level, compliance with such regulations has been facilitated and the financial impact of such regulations on operating results has been minimal.

      Certain products of Celite and Harborlite are subject to the Hazard Communication Standard promulgated by OSHA, which requires Celite and Harborlite to disclose the hazards of those products to employees and customers. Celite's diatomite products and certain of Harborlite's products contain varying amounts of crystalline silica, a mineral which is among the most common found on earth. In 1997, the International Agency for Research on Cancer ("IARC") reclassified the inhalation of crystalline silica from occupational sources from "probably carcinogenic to humans" to a category reflecting "sufficient evidence of human carcinogenicity." Celite and Harborlite provide required warning labels on their products containing in excess of 0.1 percent respirable crystalline silica, advising customers of the IARC designation and providing recommended safety precautions. Such requirements also mandate that industrial customers who purchase diatomite or perlite for use as a filler in their products label such products to disclose hazards which may result from the inclusion of crystalline silica-based fillers, if such products contain in excess of 0.1 percent of crystalline silica by volume. Due to labeling concerns, some manufacturers of paint may be considering the use of other fillers in place of Celite's products. However, Celite believes that the loss of these customers would not have a material adverse effect on its operating results. Several states have also enacted or adopted "right to know" laws or regulations, which seek to expand the federal Hazard Communication Standard to include providing notice of hazards to the general public, as well as to employees and customers.

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

      In 1996, the Washington Study's authors, in association with researchers from Tulane University, conducted a seven year follow-up study of the Lompoc cohort. The follow-up study, funded by a grant from the National Institute for Occupational Safety and Health, reported a lower SMR for the cohort (1.29 vs. 1.43), a weakened dose response relationship, which may suggest a less conclusive indication of a causative relationship between occupational exposure and cancer deaths, and a continued absence of excess lung cancers in workers hired after 1960. Data errors later discovered in the follow-up study reduced the final SMR to 1.22 and further weakened the dose response relationship. An additional aspect of the study, which seeks to compare results of the cohort study to radiographic readings of the workers, is ongoing.

      The various agreements covering the purchase of the business of Celite in 1991 provide for the indemnification of the holding company subsidiary of Alleghany which acquired Celite by the various selling Manville entities in respect of any environmental and health claims arising from the operations of the business of Celite prior to its acquisition by the holding company subsidiary.

Employees

      During 1997, World Minerals reorganized and centralized much of the sales functions of its foreign subsidiaries, placing many of them directly under World Minerals ownership. As of December 31, 1997, World Minerals had 202 employees worldwide, Celite had about 1,145 employees worldwide, and Harborlite had about 190 employees worldwide. Europerlite had 54 employees, all located in Europe. Approximately 348 of Celite's employees and 45 of Harborlite's employees in the United States are covered by collective bargaining agreements. All of the collective bargaining agreements covering workers at Celite and Harborlite are in full force and effect.

STEEL FASTENER BUSINESS

      The Heads and Threads division of Alleghany, headquartered in Northbrook, Illinois, is believed to be one of the nation's leading importers and distributors of steel fasteners. Heads and Threads imports and sells commercial fasteners -- nuts, bolts, screws, washers and other fasteners --for resale to fastener manufacturers and distributors through a network of sales offices and warehouses located in sixteen states. The strength of Heads and Threads lies in its five major warehouses and fourteen regional satellite warehouses and long years of association with suppliers and customers.

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

      Regulations implementing the Fastener Quality Act, the effective date of which has been postponed to 1998, will increase costs.

      At December 31, 1997, Heads and Threads had about 182 employees.

REAL ESTATE BUSINESS

      Headquartered in Sacramento, California, Alleghany Properties and its subsidiary own and manage, among other real estate and real estate-related assets, 30 properties in fee in California. Such properties are comprised primarily of improved and unimproved commercial land (office, retail and industrial), and improved and unimproved commercial and residential lots. A major portion of API's real estate assets are located in North Natomas, the only large undeveloped area in the City of Sacramento. Development in the area has been delayed by flood plan zoning and wildlife habitat issues, both of which appear to be close to resolution.

      At December 31, 1997, API had 5 employees.

Item 2.  Properties.

      Alleghany's headquarters is located in leased office space of about 11,000 square feet at 375 Park Avenue in New York City.

      CT&T and CTI lease about 282,000 square feet for their headquarters operations in the Chicago Title and Trust Center, a 49-story office complex at 171 North Clark Street in Chicago, Illinois.

      Ticor Title's and Security Union's headquarters are in leased premises of about 45,000 square feet in Pasadena, California. CT&T and its subsidiaries own or lease buildings or office space in approximately 550 locations throughout the United States, primarily for CTI, Security Union and Ticor Title full-service and satellite branch office operations.

      In 1996, URG agreed to lease approximately 45,000 square feet of office space for its new headquarters in Calabasas, California. The lease term is expected to begin in the second quarter of 1998 upon completion of construction and relocation. Currently, URG leases about 30,000 square feet of office space for its headquarters operations in Woodland Hills, California. All of its five branch office locations are also in leased space, ranging in size from about 2,900 square feet to 6,700 square feet. CUIC leases about 19,700 square feet of office space. All three branch offices of The Center are also in leased space, ranging in size from about 4,300 square feet to 5,800 square feet.

      World Minerals' headquarters is located in leased premises of approximately 13,000 square feet in Santa Barbara, California. Celite, Harborlite, Europerlite and certain departments of World Minerals share 16,800 square feet of leased premises in Lompoc, California.

      A description of the major plants and properties owned and operated by Celite, Europerlite and Harborlite is set forth below. All of the following properties are owned, with the exception of Plant # 1 at Quincy, Washington, the headquarters offices at Santa Barbara and Lompoc, California, the Nanterre, France, Santiago, Chile and Izmir, Turkey, offices and the plant at Wissembourg, France, which are leased.

      Location and             Approximate               Product
   Nature of Property         Square Footage              or Use
   ------------------         --------------              ------
CELITE:
Lompoc, CA                       961,410         Diatomite filter aids,
Production facility;                             fillers, silicates and
17 multi-story                                   specialty products
production buildings; 5
one-story warehouse
buildings; 6 one-story
laboratory buildings; 4
multi-story bulk
handling buildings; 6
one-story office
buildings; 2 one-story
lunch and locker-room
buildings; and 10
one-story shops.

Lompoc, CA                        16,800         Administrative office
1 one-story building; and 3
units within 1 one-story
building.

Quincy, WA                        60,941         Diatomite filter aids
Production facility;                             and fillers
Plant #1-1 multi-story
production building and 7
one-story buildings. Plant
#2-1 multi-story production
building and 6 one-story
buildings.

Murat, Department of              77,000         Diatomite filter aids
Cantal, France
Production facility;
1 one-story
manufacturing building;
2 one-story warehouses;
and 1 one-story office
building.

      Location and             Approximate               Product
   Nature of Property         Square Footage              or Use
   ------------------         --------------              ------
Nanterre, France                   6,000         Sales and
1 single floor.                                  administrative offices

Guadalajara, Mexico              116,610         Diatomite filter aids
Production facility;                             and fillers
2 multi-story production
buildings; 2 multi-story
pollution-control
buildings; and 20
one-story buildings.

Mexico City, Mexico                2,700         Sales and
1 single floor condominium.                      administrative offices

Arica, Chile                      50,000         Diatomite filter aids
Production facility;
1 calcined line
(currently being
expanded to two lines);
1 natural line; 1
administration building;
1 laboratory; 1
warehouse building; 1
changing room building;
1 maintenance workshop;
and 1 product warehouse.

Santiago, Chile                    1,682         Offices
1 single floor in a
multi-story, rented
office building.

Alicante, Spain                   70,777         Diatomite filter aids
Production facility;                             and fillers
2 multi-story
manufacturing buildings;
3 one-story warehouses;
2 one-story office
buildings; 1 two-story
laboratory; and 3
miscellaneous buildings.

      Location and             Approximate               Product
   Nature of Property         Square Footage              or Use
   ------------------         --------------              ------
Changbai County,                  95,000         Diatomite filter aids
Jilin Province, PRC
Production facility;
1 multi-story processing
facility; 4 one-story
warehouse buildings; 1
multi-story office
building; and 4
one-story miscellaneous
buildings.

Linjiang County,                  74,665         Diatomite filter aids
Jilin Province, PRC
Production facility;
1 multi-story production
facility; 1 two-story
office building; 3
one-story warehouse
buildings; and 3
one-story miscellaneous
buildings.

Linjiang County,                 142,000         Diatomite filter aids
Jilin Province, PRC
Production facility;
3 multi-story production
facilities; 1 one-story
office building; 2
one-story warehouse
buildings; and 5
one-story miscellaneous
buildings.

HARBORLITE:

Antonito, CO                       9,780         Warehouse facilities
1 one-story                                      for perlite ore
manufacturing building
and warehouse; 1
one-story office
building; and 1
one-story warehouse.

      Location and             Approximate               Product
   Nature of Property         Square Footage              or Use
   ------------------         --------------              ------
No Agua, NM                       40,550         Perlite ore
Production facility;
1 six-story mill
building; 1 one-story
office and shop
building; and 8
miscellaneous one-story
buildings.

Superior, AZ                       6,900         Perlite ore
Production facility;
1 one-story warehouse
building; and 1
one-story office
building.

Escondido, CA                      8,450         Perlite filter aids
1 one-story warehouse
building; and 1
one-story office
building.

Green River, WY                   17,300         Perlite filter aids
1 one-story warehouse
building; and 1
one-story office
building.

Vicksburg, MI                     25,050         Perlite filter aids
2 one-story warehouse
buildings; and 1
one-story office
building.

Youngsville, NC                   22,500         Perlite filter aids
1 one-story warehouse
building; 1 one-story
manufacturing building;
and 1 one-story office
building.

      Location and             Approximate               Product
   Nature of Property         Square Footage              or Use
   ------------------         --------------              ------
Quincy, FL                        18,450         Perlite filter aids
1 one-story warehouse
building; 1 one-story
manufacturing building;
and 1 one-story office
building.

LaPorte, TX                       23,000         Perlite filter aids and
1 one-story expansion                            fillers
warehouse and office
building.

Wissembourg, France                5,000         Perlite filter aids and
a portion of 1                                   fillers
multi-story production
and warehouse building.

Hessle, Humberside,               36,700         Perlite filter aids and
United Kingdom                                   fillers
1 one-story
manufacturing building;
and 1 two-story office
building.

Dikili, Turkey                    63,200         Perlite crushing mill
Production facility;
1 four-story
manufacturing building;
1 one-story warehouse
building; 1 one-story
raw material warehouse;
1 one-story office
building; and 1
one-story maintenance
shop.

Izmir,                             1,000         Sales and
Turkey                                           administrative offices
1 single floor.

      Location and             Approximate               Product
   Nature of Property         Square Footage              or Use
   ------------------         --------------              ------
EUROPERLITE:

Barcelona, Spain                  70,300         Perlite filter aids and
Production facility;                             fillers
1 one-story
manufacturing and
warehouse building; 1
one-story raw material
warehouse; and 1
two-story office
building.

Milan, Italy                      68,600         Perlite filter aids
Production facility;
1 one-story
manufacturing/ warehouse
building; 1 one-story
raw material warehouse;
and 1 two-story office
building.

WORLD MINERALS:

Santa Barbara, CA                 13,000         Headquarters office
1 one-story rented building.

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

      World Minerals, Celite, Harborlite and Europerlite also lease warehouses, office space and other facilities in the United States and abroad. A joint venture between Celite and the Government of Iceland has rights to mine diatomaceous earth in sections of Lake Myvatn, Iceland, and Celite's joint ventures in PRC have rights to mine diatomaceous earth in sections of Jilin Province, PRC.

      The operations of Alleghany's Heads and Threads division are conducted in 16 states at 19 locations. There are either warehouses, or combined warehouses and sales offices, at such locations; two locations are owned and the remainder are leased. Heads and Threads' headquarters in Northbrook, Illinois is owned by Alleghany.

      API's headquarters is located in leased premises of approximately 2,500 square feet in Sacramento, California. API or its subsidiary owns 30 properties in fee in California. Such properties are comprised primarily of improved and unimproved commercial land (office, retail and industrial) and improved and unimproved commercial and residential lots. In addition, 112.3 acres of commercial/residential unimproved land located in Roseville, California, which is subject to a first deed of trust, is held by a joint venture in dissolution in which API has an interest, but the liquidation of such joint venture has not yet been completed.

Item 3.  Legal Proceedings.

      Alleghany's subsidiaries and division are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such operating unit makes provision on its books, in accordance with generally accepted accounting principles, for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provision is adequate under generally accepted accounting principles as of December 31, 1997.

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of security holders during the fourth quarter of 1997.

Supplemental Item.      Executive Officers of Registrant.

      The name, age, current position, date elected and five-year business history of each executive officer of Alleghany are as follows:

                                                      Business Experience
Name                 Age    Current Position          During Last 5 Years
----                 ---    ----------------          -------------------
F.M. Kirby           78     Chairman of the Board     Chairman of the Board,
                                                      Alleghany.

John J. Burns, Jr.   66     President, chief          President, chief
                            executive officer and     executive officer and
                            chief operating officer   chief operating officer,
                                                      Alleghany.

David B. Cuming      65     Senior Vice President     Senior Vice President
                            and chief financial       and chief financial
                            officer                   officer, Alleghany.

Robert M. Hart       53     Senior Vice  President,   Senior Vice President
                            General Counsel and       and General Counsel
                            Secretary                 since September 1994 and
                                                      Secretary since January
                                                      1995; Partner, Donovan
                                                      Leisure Newton & Irvine,
                                                      prior thereto.

Peter R. Sismondo    42     Vice President,           Vice President,
                            Controller, Treasurer,    Controller, Treasurer,
                            Assistant Secretary and   Assistant Secretary and
                            principal accounting      principal accounting
                            officer                   officer, Alleghany,
                                                      since January 1995; Vice
                                                      President, Controller,
                                                      Assistant Secretary and
                                                      principal accounting
                                                      officer, Alleghany, prior
                                                      thereto.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

      The information required by this Item with respect to the market price of and dividends on Alleghany's common stock and related stockholder matters is incorporated by reference from page 18 of Alleghany's Annual Report to Stockholders for the year 1997, filed as Exhibit 13 hereto.

Recent Sales of Unregistered Securities

     Other than unregistered issuances of Alleghany common stock previously reported in Alleghany's Quarterly Reports on Form 10-Q for the quarters ending March 31, 1997, June 30, 1997 and September 30, 1997 and such issuances that did not involve a sale consisting of issuances of common stock and other securities pursuant to employee incentive plans, Alleghany did not sell any Alleghany common stock during 1997 that was not registered under the Securities Act.

Item 6.  Selected Financial Data.

      The information required by this Item 6 is incorporated by reference from page 18 of Alleghany's Annual Report to Stockholders for the year 1997, filed as
Exhibit 13 hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The information required by this Item 7 is incorporated by reference from pages 1 through 4, from pages 6 through 16, and from pages 19 and 21, of Alleghany's Annual Report to Stockholders for the year 1997, filed as Exhibit 13 hereto.

Item 8.  Financial Statements and Supplementary Data.

      The information required by this Item 8 is incorporated by reference from pages 22 through 38 of Alleghany's Annual Report to Stockholders for the year 1997, filed as Exhibit 13 hereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of Registrant.

      As permitted by General Instruction G(3), information concerning the executive officers of Alleghany is set forth as a supplemental item included in
Part I of this Form 10-K Report under the caption "Executive Officers of Registrant." Information concerning the directors of Alleghany is incorporated by reference from pages 5 through 9 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 24, 1998. Information concerning compliance with the reporting requirements under Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference from page 11 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 24, 1998.

Item 11. Executive Compensation.

      The information required by this Item 11 is incorporated by reference from pages 11 through page 19 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 24, 1998. The information set forth beginning with the first full paragraph of page 19 through page 25 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 24, 1998, is not "filed" as a part hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information required by this Item 12 is incorporated by reference from pages 2 through 5, and from pages 10 through 11, of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 24, 1998.

Item 13. Certain Relationships and Related Transactions.

      The information required by this Item 13 is incorporated by reference from page 13 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 24, 1998.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)   1.    Financial Statements.

      The consolidated financial statements of Alleghany and subsidiaries, together with the report thereon of KPMG Peat Marwick LLP, independent certified public accountants, are incorporated by reference from the Annual Report to Stockholders for the year 1997 into Item 8 of this Report.

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

--------

*     Compensatory plan or arrangement.

*10.02 Alleghany Corporation Deferred Compensation Plan as amended and restated as of December 15, 1992, filed as
                          Exhibit 10.03 to Alleghany's Annual Report on Form
                          10-K for the year ended December 31, 1992, is incorporated herein by reference.

*10.03 Alleghany 1993 Long-Term Incentive Plan, as amended and restated effective as of January 1, 1994, filed as
                          Exhibit 10.06(b) to Alleghany's Annual Report on Form
                          10-K for the year ended December 31, 1994, is incorporated herein by reference.

*10.04                    Alleghany Supplemental Death Benefit Plan dated as of
                          May 15, 1985 and effective as of January 1, 1985, filed as Exhibit 10.08 to Old Alleghany's Annual
                          Report on Form 10-K for the year ended December 31, 1985, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

*10.05(a)                 Trust Agreement Amendment made as of July 8, 1994
                          between Alleghany and Chemical Bank, filed as Exhibit
                          10.08(a) to Alleghany's Annual Report on Form 10-K for
                          the year ended December 31, 1995, is incorporated
                          herein by reference.

*10.05(b)                 Alleghany Retirement Plan, as amended and restated on
                          March 14, 1995, filed as Exhibit 10.08(c) to
                          Alleghany's Annual Report on Form 10-K for the year
                          ended December 31, 1994, is incorporated herein by
                          reference.

*10.05(c)                 Amendments to Alleghany Retirement Plan, effective as
                          of January 1, 1996, filed as Exhibit 10.1 to
                          Alleghany's Quarterly Report on Form 10-Q for the
                          quarter ended March 31, 1996, is incorporated herein
                          by reference.

*10.05(d)                 Amendments to Alleghany Retirement Plan, effective
                          as of January 1, 1998.

--------

*     Compensatory plan or arrangement.

* 10.06 Alleghany Retirement COLA Plan dated and effective as of January 1, 1992, as adopted on March 17, 1992, filed as Exhibit 10.7 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

*10.07                    Description of Alleghany Group Long Term Disability
                          Plan effective as of July 1, 1995, filed as Exhibit
                          10.10 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

*10.08                    Alleghany Amended and Restated Directors' Stock Option
                          Plan effective as of April 20, 1993, filed as Exhibit
                          10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

*10.09 Alleghany Directors' Equity Compensation Plan, effective as of January 16, 1995, filed as Exhibit
                          10.11 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

*10.10 Alleghany Non-Employee Directors' Retirement Plan effective July 1, 1990, filed as Exhibit 10.1 to
                          Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, is incorporated herein by reference (Securities and Exchange Commission File No.
                          1-9371).

*10.11(a)                 Description of compensatory arrangement between
                          Alleghany and Paul F. Woodberry.

--------

*     Compensatory plan or arrangement.

*10.11(b)                 Description of long-term incentive arrangement between
                          Alleghany and Paul F. Woodberry, filed as Exhibit
                          10.21(b) to Alleghany's Annual Report on Form 10-K for
                          the year ended December 31, 1995, is incorporated
                          herein by reference.

10.12                     Revolving Credit Loan Agreement dated as of June 14,
                          1995 among Alleghany and Chemical Bank, filed as
                          Exhibit 10.1 to Alleghany's Quarterly Report on Form
                          10-Q for the quarter ended June 30, 1995, is incorporated herein by reference.

10.13(a) Stock Purchase Agreement dated as of June 18, 1985 by and among Old Alleghany, Alleghany, Alleghany Capital
                          Corporation and Lincoln National Corporation (the
                          "CT&T Stock Purchase Agreement"), filed as Exhibit
                          (2)(i) to Old Alleghany's Current Report on Form 8-K dated July 11, 1985, is incorporated herein by reference (Securities and Exchange Commission File No.
                          1-9371).

10.13(b)                  List of Contents of Schedules to the CT&T Stock
                          Purchase Agreement, filed as Exhibit (2)(ii) to Old
                          Alleghany's Current Report on Form 8-K dated July 11,
                          1985, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.13(c)                  Amendment No. 1 dated December 20, 1985 to the CT&T
                          Stock Purchase Agreement, filed as Exhibit 10.12(c) to
                          Old Alleghany's Annual Report on Form 10-K for the year ended December 31, 1985, is incorporated herein by reference (Securities and Exchange Commission File
                          No. 1-9371).

--------

*     Compensatory plan or arrangement.

10.14                     Distribution Agreement dated as of May 1, 1987 between
                          Alleghany and MSL Industries, Inc., filed as Exhibit
                          10.21 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by reference (Securities and Exchange
                          Commission File No. 1-9371).

10.15                     Amendment to Distribution Agreement dated June 29,
                          1987, effective as of May 1, 1987, between Alleghany and MSL Industries, Inc., filed as Exhibit 10.22 to
                          Alleghany's Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by reference (Securities and Exchange Commission File No.
                          1-9371).

10.16(a) Stock Purchase Agreement dated as of May 18, 1994 by and between First Interstate Bank of California and Alleghany (the "Sacramento Savings Stock Purchase
                          Agreement"), filed as Exhibit 10.1(a) to Alleghany's
                          Quarterly Report on Form 10-Q for the quarter ended
                          June 30, 1994, is incorporated herein by reference.

10.16(b) List of Contents of Exhibits and Schedules to the Sacramento Savings Stock Purchase Agreement, filed as
                          Exhibit 10.1(b) to Alleghany's Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.

10.17(a) Note Purchase Agreement dated as of January 15, 1995 by and among Alleghany Properties, Inc., Alleghany and Hartford Life Insurance Company Separate Account CRC
                          (the "Alleghany Properties Note Purchase Agreement"), filed as Exhibit 10.28(a) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference. Agreements dated as of January 15, 1995 among Alleghany Properties, Inc.,
                          Alleghany and each of Transamerica Life Insurance &
                          Annuity Company, Transamerica Occidental Life
                          Insurance Company, United of Omaha Life Insurance
                          Company, Mutual of Omaha Insurance Company, The
                          Lincoln National Life Insurance Company, Knights of
                          Columbus and Woodmen Accident and Life Company are omitted pursuant to Instruction 2 of Item 601 of Regulation S-K.

10.17(b) List of Contents of Annexes and Exhibits to the Alleghany Properties Note Purchase Agreement, filed as
                          Exhibit 10.28(b) to Alleghany's Annual Report on Form
                          10-K for the year ended December 31, 1994, is incorporated herein by reference.

10.17(c)                  Amendment to Alleghany Properties Note Purchase
                          Agreement dated as of June 23, 1995 among Alleghany,
                          Alleghany Properties, Inc. and the Purchasers listed on Annex 1 to the Alleghany Properties Note Purchase
                          Agreement, filed as Exhibit 10.1 to Alleghany's
                          Quarterly Report on Form 10-Q for the quarter ended
                          September 30, 1995, is incorporated herein by reference.

10.17(d)                  Amendment No. 2 to Alleghany Properties Note Purchase
                          Agreement dated as of November 6, 1995 among Alleghany, Alleghany Properties, Inc. and the
                          Purchasers listed on Annex 1 to the Alleghany
                          Properties Note Purchase Agreement, filed as Exhibit
                          10.28(d) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10.18(a) Installment Sales Agreement dated December 8, 1986 by and among Alleghany, Merrill Lynch, Pierce, Fenner &
                          Smith Incorporated and Merrill Lynch & Co., Inc., filed as Exhibit 10.10 to Alleghany's Annual Report on
                          Form 10-K for the year ended December 31, 1986, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.18(b) Intercreditor and Collateral Agency Agreement dated as of October 20, 1997 among The Chase Manhattan Bank,
                          Barclays Bank PLC and Alleghany Funding Corporation, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.18(c)                  Master Agreement dated as of October 20, 1997 between
                          Barclays Bank PLC and Alleghany Funding Corporation, and related Amended Confirmation dated October 24,
                          1997 between Barclays Bank PLC and Alleghany Funding
                          Corporation, filed as Exhibit 10.2 to Alleghany's
                          Quarterly Report on Form 10-Q for the quarter ended
                          September 30, 1997, are incorporated herein by reference (Securities and Exchange Commission File No.
                          1-9371).

10.18(d)                  Indenture dated as of October 20, 1997 between
                          Alleghany Funding Corporation and The Chase Manhattan
                          Bank, filed as Exhibit 10.3 to Alleghany's Quarterly
                          Report on Form 10-Q for the quarter ended September
                          30, 1997, is incorporated herein by reference
                          (Securities and Exchange Commission File No. 1-9371).

10.19(a)                  Amended and Restated Credit Agreement dated as of
                          December 30, 1993 among CT&T, certain commercial lending institutions and Continental Bank, N.A. as agent, filed as Exhibit 10.28(d) to Alleghany's Annual
                          Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.19(b)                  Letter Agreement dated May 2, 1991 between CT&T and
                          Continental Bank, N.A. relating to an interest rate swap effective May 6, 1991, filed as Exhibit 10.2 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, is incorporated herein by reference (Securities and Exchange Commission File
                          No. 1-9371).

10.19(c) Letter Agreement dated December 13, 1994 between CT&T and Bank of America Illinois (previously known as Continental Bank) relating to the transfer of Continental Bank's risk management business to Bank of America National Trust and Savings Association, filed as Exhibit 10.31(f) to Alleghany's Annual Report on
                          Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

10.20(a) Stock Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville International, B.V. (the "Celite Stock
                          Purchase Agreement"), filed as Exhibit 10.2(a) to
                          Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No.
                          1-9371).

10.20(b) List of Contents of Exhibits and Schedules to the Celite Stock Purchase Agreement, filed as Exhibit
                          10.2(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange
                          Commission File No. 1-9371).

10.21(a)                  Joint Venture Stock Purchase Agreement dated as of
                          July 1, 1991 among Celite Holdings Corporation, Celite
                          Corporation and Manville Corporation (the "Celite
                          Joint Venture Stock Purchase Agreement"), filed as
                          Exhibit 10.3(a) to Alleghany's Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.21(b) List of Contents of Exhibits and Schedules to the Celite Joint Venture Stock Purchase Agreement, filed as Exhibit 10.3(b) to Alleghany's Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.22(a) Asset Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville Sales Corporation (the "Celite Asset
                          Purchase Agreement"), filed as Exhibit 10.4(a) to
                          Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No.
                          1-9371).

10.22(b) List of Contents of Exhibits and Schedules to the Celite Asset Purchase Agreement, filed as Exhibit
                          10.4(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange
                          Commission File No. 1-9371).

10.22(c)                  Amendment No. 1 dated as of July 31, 1991 to the
                          Celite Asset Purchase Agreement, filed as Exhibit
                          10.32(c) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference (Securities and Exchange
                          Commission File No. 1-9371).

10.23(a)                  Acquisition Related Agreement dated as of July 1,
                          1991, by and between Celite Holdings Corporation,
                          Celite Corporation and Manville Corporation (the
                          "Celite Acquisition Related Agreement"), filed as
                          Exhibit 10.5(a) to Alleghany's Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.23(b)                  List of Contents of Exhibits to the Celite Acquisition
                          Related Agreement, filed as Exhibit 10.5(b) to
                          Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No.
                          1-9371).

10.23(c)                  Amendment dated as of July 31, 1991 to Celite
                          Acquisition Related Agreement, filed as Exhibit
                          10.33(c) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference (Securities and Exchange
                          Commission File No. 1-9371).

10.24(a)                  Amended and Restated Credit Agreement dated as of
                          March 10, 1995 (the "World Minerals Credit Agreement") among Mineral Holdings Inc., World Minerals, the banks named therein, NationsBank, N.A. (Carolinas), Bank of
                          America National Trust and Savings Association and
                          Chemical Bank, filed as Exhibit 10.36(a) to
                          Alleghany's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10.24(b)                  List of Contents of Exhibits and Annexes to World
                          Minerals Credit Agreement, filed as Exhibit 10.36(b) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10.24(c) Letter Agreement dated January 23, 1992 between Celite and Bank of America National Trust and Savings
                          Association relating to an interest rate swap effective January 16, 1992, filed as Exhibit 10.37 to
                          Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference (Securities and Exchange Commission File No.
                          1-9371).

10.24(d) Letter Agreement dated January 13, 1992 between Celite and Chemical Bank relating to an interest rate swap effective January 13, 1992, filed as Exhibit 10.38 to
                          Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference (Securities and Exchange Commission File No.
                          1-9371).

10.25(a)                  Stock Purchase Agreement dated as of July 28, 1993
                          (the "Underwriters Stock Purchase Agreement") among
                          Alleghany, The Continental Corporation, Goldman, Sachs
                          & Co. and certain funds which Goldman, Sachs & Co.
                          either control or of which they are general partner, Underwriters Re Holdings Corp. and Underwriters Re
                          Corporation, filed as Exhibit 10.3(a) to Alleghany's
                          Quarterly Report on Form 10-Q for the quarter ended
                          June 30, 1993, is incorporated herein by reference.

10.25(b) List of Contents of Exhibits and Schedules to the Underwriters Stock Purchase Agreement, filed as
                          Exhibit 10.3(b) to Alleghany's Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

10.26(a)                  Credit Agreement dated as of October 23, 1996 among
                          URC Holdings Corp. (now known as Underwriters Re
                          Group, Inc.) the Lenders named therein and The First
                          National Bank of Chicago, as Agent, filed as Exhibit
                          10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

10.26(b)                  Indenture dated as of June 25, 1996 between URC
                          Holdings Corp. (now known as Underwriters Re Group,
                          Inc.) and The First National Bank of Chicago, as trustee, relating to the 7-7/8% Senior Notes due 2006, filed as Exhibit 10.30(j) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.27(a)                  Agreement and Plan of Merger dated as of August 31,
                          1995, among Credit Data Reporting Services, Inc.,
                          Credit Data of Hudson Valley Inc., The Juhl
                          Corporation (collectively, the "Companies"), Alleghany
                          Acquisition Corporation, Alleghany and each of the shareholders of the Companies (the "Credit Data Merger
                          Agreement"), filed as Exhibit 2.1 to Alleghany's
                          Registration Statement on Form S-3 (Registration No.
                          33-62477), is incorporated herein by reference.

10.27(b)                  List of Contents of Exhibits to the Credit Data Merger
                          Agreement, filed as Exhibit 2.2 to Alleghany's
                          Registration Statement on Form S-3 (Registration No.
                          33-62477), is incorporated herein by reference.

10.28(a)                  Agreement and Plan of Merger, dated as of July 1,
                          1996, among Market Intelligence, Inc. ("Market
                          Intelligence"), Alleghany Acquisition Corporation,
                          Alleghany and each of the shareholders of Market
                          Intelligence (the "Market Intelligence Merger
                          Agreement"), filed as Exhibit 2.1 to Alleghany's
                          Registration Statement on Form S-3 (Registration No.
                          333-9881), is incorporated herein by reference.

10.28(b)                  List of Contents of Exhibits to the Market
                          Intelligence Merger Agreement, filed as Exhibit 2.2 to
                          Alleghany's Registration Statement on Form S-3
                          (Registration No. 333-9881), is incorporated herein by reference.

10.29(a)                  Agreement and Plan of Merger dated as of August 22,
                          1996 among Chicago Title of Colorado, Inc. ("CT of
                          Colorado"), Alleghany Acquisition Corporation,
                          Alleghany and each of the shareholders of CT of Colorado (the "CT of Colorado Merger Agreement"), filed as Exhibit 2.1 to Alleghany's Registration
                          Statement on Form S-3 (Registration No. 333-13971), is incorporated herein by reference.

10.29(b)                  List of Contents of Exhibits to the CT of Colorado
                          Merger Agreement, filed as Exhibit 2.2 to Alleghany's
                          Registration Statement on Form S-3 (Registration No.
                          333-13971), is incorporated herein
                          by reference.

13 Pages 1 through 4, pages 6 through 16, and pages 18 through 38 of the Annual Report to Stockholders of Alleghany for the year 1997.

21                        List of subsidiaries of Alleghany.

23 Consent of KPMG Peat Marwick LLP, independent certified public accountants, to the incorporation by reference of their reports relating to the financial statements and related schedules of Alleghany and subsidiaries in Alleghany's
                          Registration Statements on Form S-8 (Registration
                          No. 33-27598), Form S-8 (Registration No. 333-323),
                          Form S-3 (Registration No. 33-55707), Form S-3
                          (Registration No. 33-62477), Form S-3 (Registration
                          No. 333-9981), Form S-3 (Registration No. 333-13971)
                          and Form S-8 (Registration No. 333-37237).

27                        Financial Data Schedule.

            (b)   Reports on Form 8-K.

      Alleghany filed a report on Form 8-K dated December 17, 1997, to report in
Item 5 that Alleghany issued a press release announcing the spin-off of the title insurance and real estate-related services businesses conducted by CT&T.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ALLEGHANY CORPORATION
                                                (Registrant)


Date: March 17, 1998                        By  /s/ John J. Burns, Jr.
      --------------                            ----------------------
                                                John J. Burns, Jr.
                                                President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 1998                        By  /s/ John J. Burns, Jr.
      --------------                            ------------------------------
                                                John J. Burns, Jr.
                                                President and Director
                                                (principal executive
                                                officer)

Date: March 17, 1998                        By  /s/ Dan R. Carmichael
      --------------                            ------------------------------
                                                Dan R. Carmichael
                                                Director

Date: March 17, 1998                        By  /s/ David B. Cuming
      --------------                            ------------------------------
                                                David B. Cuming
                                                Senior Vice President
                                                (principal financial
                                                officer)

Date: March 17, 1998                        By  /s/ Thomas S. Johnson
      --------------                            ------------------------------
                                                Thomas S. Johnson
                                                Director

Date: March 17, 1998                        By  /s/ Allan P. Kirby, Jr.
      --------------                            ------------------------------
                                                Allan P. Kirby, Jr.
                                                Director

Date: March 17, 1998                        By  /s/ F.M. Kirby
      --------------                            ------------------------------
                                                F.M. Kirby
                                                Chairman of the Board
                                                and Director

Date: March 17, 1998                        By  /s/ William K. Lavin
      --------------                            ------------------------------
                                                William K. Lavin
                                                Director

Date: March 17, 1998                        By  /s/ Roger Noall
      --------------                            ------------------------------
                                                Roger Noall
                                                Director

Date: March 17, 1998                        By  /s/ Peter R. Sismondo
      --------------                            ------------------------------
                                                Peter R. Sismondo
                                                Vice President, Controller,
                                                Treasurer and Assistant
                                                Secretary (principal
                                                accounting officer)

Date: March 17, 1998                        By  /s/ James F. Will
      --------------                            ------------------------------
                                                James F. Will
                                                Director

Date: March 17, 1998                        By  /s/ Paul F. Woodberry
      --------------                            ------------------------------
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

                                   SCHEDULE I

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      SUMMARY OF INVESTMENTS -- OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1997
                                 (in thousands)

                                                                                                     Amount at which
                                                                                              Fair      shown in the
Type of Investment                                                       Cost                Value     Balance Sheet
====================================================================================================================
Fixed maturities:
    Bonds:
        United States Government and government
          agencies and authorities                             $      326,460      $       333,866      $    333,866
        States, municipalities and political subdivisions             360,916              368,981           368,981
        Foreign governments                                            19,264               19,337            19,337
        Public utilities                                                3,125                3,196             3,196
        All other corporate bonds                                     367,685              372,696           372,696
    Certificates of deposit                                             2,500                2,500             2,500
    Redeemable preferred stock                                         33,917               34,956            34,956
                                                               --------------      ---------------      ------------
            Fixed maturities                                        1,113,867      $     1,135,532         1,135,532
                                                               --------------      ===============      ------------


Equity securities:
    Common stocks:
        Banks, trust, and insurance companies                          16,000      $        16,000            16,000
        Industrial, miscellaneous, and all other                      323,888              767,433           767,433
                                                               --------------      ---------------      ------------
            Total equity securities                                   339,888      $       783,433           783,433
                                                               --------------      ===============      ------------


Other long-term investments                                            28,058                                 28,878
Short-term investments                                                113,156                                113,156
                                                               --------------                           ------------

            Total investments                                  $    1,594,969                           $  2,060,999
                                                               ==============                           ============

                                   SCHEDULE II

                              ALLEGHANY CORPORATION
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                                 (in thousands)

                                                                               1997          1996
                                                                         ------------------------
ASSETS

Investment securities
   (Cost:  1997 $218,307; 1996 $209,943)                                 $  499,502    $  452,495
Cash                                                                              0         1,855
Accounts and other receivables, less allowances                              20,560        18,158
Property and equipment - at cost, less accumulated depreciation               3,049         2,440
Other assets                                                                 32,118        29,378
Investment in CT&T (discontinued operations)                                385,451       344,820
Investment in consolidated subsidiaries                                     865,131       788,679
                                                                         ------------------------
                                                                         $1,805,811    $1,637,825
                                                                         ========================


LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Other liabilities                                                        $   76,896    $   78,043
Net deferred tax liability                                                  122,857       117,399
Long-term debt                                                               35,123        19,123
                                                                         ------------------------
    Total liabilities                                                       234,876       214,565

Commitments and contingent liabilities

Common stockholders' equity                                               1,570,935     1,423,260
                                                                         ------------------------

                                                                         $1,805,811    $1,637,825
                                                                         ========================




See accompanying Notes to Condensed Financial Statements.

                                   SCHEDULE II

                              ALLEGHANY CORPORATION
                        CONDENSED STATEMENTS OF EARNINGS
                       THREE YEARS ENDED DECEMBER 31, 1997
                                 (in thousands)

                                                                    1997         1996        1995
                                                               ----------------------------------
Revenues:
  Interest, dividend and other income                          $  61,362     $ 58,647     $59,967
  Net (loss) gain on investment transactions                     (11,280)         801      37,836
                                                               ----------------------------------
    Total revenues                                                50,082       59,448      97,803
                                                               ----------------------------------
Costs and Expenses:
  Interest expense                                                 4,466        3,444       5,832
  General and administrative                                      73,908       67,192      69,694
                                                               ----------------------------------
    Total costs and expenses                                      78,374       70,636      75,526
                                                               ----------------------------------
    Operating (loss) income                                      (28,292)     (11,188)     22,277

Equity in earnings of consolidated subsidiaries                   93,522       68,578      61,976
                                                               ----------------------------------
   Earnings from continuing operations, before income taxes       65,230       57,390      84,253

Income taxes                                                      13,830       16,920      23,887
                                                               ----------------------------------
    Earnings from continuing operations                           51,400       40,470      60,366

    Earnings from discontinued operations, net of tax             54,267       46,578      24,934
                                                               ----------------------------------
    Net earnings                                               $ 105,667     $ 87,048     $85,300
                                                               ==================================


See accompanying Notes to Condensed Financial Statements.

                                   SCHEDULE II

                              ALLEGHANY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                       THREE YEARS ENDED DECEMBER 31, 1997
                                 (in thousands)

                                                                                         1997         1996          1995
                                                                                    ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Earnings from continuing operations                                               $  51,400     $ 40,470     $  60,366
  Adjustments to reconcile earnings from continuing operations to cash provided by (used in) continuing operations:
      Depreciation and amortization                                                       501          463           539
      Net loss (gain) loss on investment transactions                                  11,280         (801)      (37,836)
      (Increase) decrease in accounts and other receivables, less allowances           (2,402)         884        (1,852)
      Decrease (increase) in other assets                                              (2,874)       3,554        (2,973)
      (Decrease) increase in other liabilities                                         (7,375)     (12,268)       20,638
      Other operating, net                                                              1,226       (1,625)        2,644
      Equity in undistributed net earnings of consolidated subsidiaries               (64,007)     (46,731)      (44,925)
                                                                                    ------------------------------------
      Net adjustments                                                                 (63,651)     (56,524)      (63,765)
                                                                                    ------------------------------------
      Cash used in continuing operations                                              (12,251)     (16,054)       (3,399)
                                                                                    ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments                                                            (250,930)      (7,502)      (92,005)
  Sales of investments                                                                226,032        6,469       124,110
  Capital contributions to consolidated subsidiaries                                   (1,171)        (446)      (33,700)
  Cash dividends from consolidated subsidiaries                                        14,362        4,441        43,903
  Purchase of property and equipment                                                     (976)        (333)         (354)
  Disposition of property and equipment                                                     0           18             1
                                                                                    ------------------------------------
    Net cash provided by investing activities                                         (12,683)       2,647        41,955
                                                                                    ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                                                      0      (35,000)     (129,600)
  Proceeds of long-term debt                                                           16,000       35,000        70,000
  Cash provided by discontinued operations                                             18,805       30,000        25,313
  Other, net                                                                          (11,726)     (15,570)       (4,932)
                                                                                    ------------------------------------
    Net cash provided by (used in) financing activities                                23,079       14,430       (39,219)
                                                                                    ------------------------------------
    Net (decrease) increase in cash                                                    (1,855)       1,023          (663)
Cash at beginning of year                                                               1,855          832         1,495
                                                                                    ------------------------------------
CASH AT END OF YEAR                                                                 $       0     $  1,855     $     832
                                                                                    ====================================




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
      Interest                                                                      $   4,869     $  3,443     $   5,982
      Income taxes                                                                  $  34,100     $ 54,822     $  11,979


Supplemental disclosure of noncash investing and financing activities:

In 1996, Alleghany made a noncash capital contribution to its consolidated subsidiaries by contributing two newly-acquired companies with a combined cost basis of $994.

In 1995, Alleghany made a noncash capital contribution to its consolidated subsidiaries by contributing a newly-acquired company with a cost basis of $4,480.




See accompanying Notes to Condensed Financial Statements.

                                   SCHEDULE II

                              ALLEGHANY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (in thousands)




1. INVESTMENT IN CONSOLIDATED SUBSIDIARIES. Reference is made to Note 2 of the Notes to Consolidated Financial Statements incorporated herein by reference for information regarding the spin-off of Chicago Title and Trust.


2. LONG-TERM DEBT. Reference is made to Note 6 of the Notes to Consolidated Financial Statements incorporated herein by reference for information regarding the significant provisions of the revolving credit loan agreement of Alleghany. Included in long-term debt in the accompanying condensed balance sheets is $19,123 in 1997 and 1996 of intercompany notes payable due to Alleghany Funding.


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

                                  SCHEDULE III


                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                                 (in thousands)

                                      AT DECEMBER 31
                        -------------------------------------------
                                     FUTURE
                                     POLICY                OTHER
                                     BENEFITS,             POLICY
                        DEFERRED     LOSSES,               CLAIMS
                        POLICY       CLAIMS                AND
                        ACQUISITION  AND LOSS    UNEARNED  BENEFITS
 YEAR       SEGMENT     COST         EXPENSES    PREMIUMS  PAYABLE
------   ------------   -------------------------------------------



1997     Property
         and casualty
         reinsurance        $29,644  $1,159,070  $136,288       $0
                        ===========================================



1996     Property
         and casualty
         reinsurance        $20,771  $1,110,020  $ 95,472       $0
                        ===========================================



1995     Property
         and casualty
         reinsurance        $16,951  $1,014,000  $ 74,561       $0
                        ===========================================

                                         FOR THE YEAR ENDED DECEMBER 31
                       -------------------------------------------------------------------

                                             BENEFITS,
                                             CLAIMS,     AMORTIZATION
                                             LOSSES      OF DEFERRED
                                 NET         AND         POLICY        OTHER
                       PREMIUM   INVESTMENT  SETTLEMENT  ACQUISITION   OPERATING  PREMIUMS
 YEAR       SEGMENT    REVENUE   INCOME      EXPENSES    COSTS         EXPENSES   WRITTEN
------   ------------  -------------------------------------------------------------------



1997     Property
         and casualty
         reinsurance   $376,672  $75,531     $261,828       $94,444    $51,769    $414,191
                       ===================================================================



1996     Property
         and casualty
         reinsurance   $346,777  $63,184     $243,725       $88,895    $40,373    $360,305
                       ===================================================================



1995     Property
         and casualty
         reinsurance   $277,507  $50,173     $203,108       $63,617    $29,833    $291,995
                       ===================================================================

                                   SCHEDULE IV


                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                                   REINSURANCE
                       THREE YEARS ENDED DECEMBER 31, 1997
                                 (in thousands)


                                                                            PERCENTAGE
                                           CEDED TO     ASSUMED              OF AMOUNT
                                 GROSS      OTHER     FROM OTHER    NET       ASSUMED
 YEAR          SEGMENT           AMOUNT    COMPANIES   COMPANIES   AMOUNT     TO NET
------  ----------------------  ------------------------------------------------------



 1997   Property and casualty
        reinsurance premiums    $112,158    $88,416     $352,930  $376,672        94%
                                ======================================================



 1996   Property and casualty
        reinsurance premiums    $ 85,437    $65,968     $327,308  $346,777     94.39%
                                ======================================================



 1995   Property and casualty
        reinsurance premiums    $ 42,413    $85,234     $320,328  $277,507    115.43%
                                ======================================================

                                   SCHEDULE VI


                     ALLEGHANY CORPORATION AND SUBSIDIARIES
   SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                 (in thousands)

                                       DISCOUNT,
                                       IF ANY,
                           RESERVES    DEDUCTED                                     CLAIMS AND CLAIM
                           FOR         IN RESERVES                                  ADJUSTMENT EXPENSES
                           UNPAID      FOR UNPAID                                   INCURRED RELATED TO
              DEFERRED     CLAIMS      CLAIMS                                       -------------------
AFFILIATION   POLICY       AND CLAIM   AND CLAIM                        NET         (1)          (2)
WITH          ACQUISITION  ADJUSTMENT  ADJUSTMENT   UNEARNED  EARNED    INVESTMENT  CURRENT       PRIOR
REGISTRANT    COST         EXPENSES    EXPENSES     PREMIUMS  PREMIUMS  INCOME      YEAR          YEAR
------------  -----------------------------------------------------------------------------------------



1997
Consolidated
property-
casualty
entities          $29,644  $1,159,070           $0  $136,288  $376,672  $75,531     267,530     ($5,702)
              =========================================================================================



1996
Consolidated
property-
casualty
entities          $20,771  $1,110,020           $0  $ 95,472  $346,777  $63,184     242,332      $1,393
              =========================================================================================



1995
Consolidated
property-
casualty
entities          $16,951  $1,014,000           $0  $ 74,561  $277,507  $50,173     199,783      $3,325
              =========================================================================================

              AMORTIZATION
              OF DEFERRED   PAID CLAIMS
AFFILIATION   POLICY        AND CLAIM
WITH          ACQUISITION   ADJUSTMENT   PREMIUMS
REGISTRANT    COSTS         EXPENSES     WRITTEN
------------  -----------------------------------



1997
Consolidated
property-
casualty
entities           $94,444     $210,015  $414,191
              ===================================



1996
Consolidated
property-
casualty
entities           $88,895     $139,689  $360,305
              ===================================



1995
Consolidated
property-
casualty
entities           $63,617     $111,005  $291,995
              ===================================

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Alleghany Corporation:

Under date of February 20, 1998, we reported on the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997 as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statements schedules as listed in the accompanying index. These financial statements schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements schedules based on our audits.

In our opinion, such financial statements schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                           /s/ KPMG Peat Marwick LLP
                                          --------------------------------------
                                              KPMG Peat Marwick LLP

New York, New York
February 20, 1998

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

*10.03 Alleghany 1993 Long-Term Incentive Plan, as amended and restated effective as of January 1, 1994, filed as Exhibit 10.06(b) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.


*        Compensatory plan or arrangement.

*10.04 Alleghany Supplemental Death Benefit Plan dated as of May 15, 1985 and effective as of January 1, 1985, filed as Exhibit
                                       10.08 to Old Alleghany's Annual Report on
                                       Form 10-K for the year ended December 31, 1985, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

*10.05(a)                              Trust Agreement Amendment made as of July
                                       8, 1994 between Alleghany and Chemical
                                       Bank, filed as Exhibit 10.08(a) to
                                       Alleghany's Annual Report on Form 10-K
                                       for the year ended December 31, 1995, is incorporated herein by reference.

*10.05(b)                              Alleghany Retirement Plan, as amended and
                                       restated on March 14, 1995, filed as
                                       Exhibit 10.08(c) to Alleghany's Annual
                                       Report on Form 10-K for the year ended
                                       December 31, 1994, is incorporated herein by reference.

*10.05(c)                              Amendments to Alleghany Retirement Plan,
                                       effective as of January 1, 1996, filed as
                                       Exhibit 10.1 to Alleghany's Quarterly
                                       Report on Form 10-Q for the quarter ended
                                       March 31, 1996, is incorporated herein by reference.

*10.05(d)                              Amendments to Alleghany Retirement Plan,
                                       effective as of January 1, 1998.

*10.06 Alleghany Retirement COLA Plan dated and effective as of January 1, 1992, as adopted on March 17, 1992, filed as
                                       Exhibit 10.7 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

*10.07 Description of Alleghany Group Long Term Disability Plan effective as of July 1, 1995, filed as Exhibit 10.10 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.



*        Compensatory plan or arrangement.

*10.08 Alleghany Amended and Restated Directors' Stock Option Plan effective as of April 20, 1993, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

*10.09 Alleghany Directors' Equity Compensation Plan, effective as of January 16, 1995, filed as Exhibit 10.11 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

*10.10 Alleghany Non-Employee Directors' Retirement Plan effective July 1, 1990, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

*10.11(a)                              Description of compensatory arrangement
                                       between Alleghany and Paul F.
                                       Woodberry.

*10.11(b)                              Description of long-term incentive
                                       arrangement between Alleghany and Paul F.
                                       Woodberry, filed as Exhibit 10.21(b) to
                                       Alleghany's Annual Report on Form 10-K
                                       for the year ended December 31, 1995, is incorporated herein by reference.

10.12 Revolving Credit Loan Agreement dated as of June 14, 1995 among Alleghany and Chemical Bank, filed as Exhibit 10.1 to Alleghany's Quarterly Report on
                                       Form 10-Q for the quarter ended June 30, 1995, is incorporated herein by reference.


*        Compensatory plan or arrangement.

10.13(a) Stock Purchase Agreement dated as of June 18, 1985 by and among Old Alleghany, Alleghany, Alleghany Capital Corporation and Lincoln National Corporation (the "CT&T Stock Purchase Agreement"), filed as Exhibit (2)(i) to Old Alleghany's Current Report on Form 8-K dated July 11, 1985, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.13(b) List of Contents of Schedules to the CT&T Stock Purchase Agreement, filed as Exhibit (2)(ii) to Old Alleghany's Current Report on Form 8-K dated July 11, 1985, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.13(c) Amendment No. 1 dated December 20, 1985 to the CT&T Stock Purchase Agreement, filed as Exhibit 10.12(c) to Old Alleghany's Annual Report on Form 10-K for the year ended December 31, 1985, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.14 Distribution Agreement dated as of May 1, 1987 between Alleghany and MSL Industries, Inc., filed as Exhibit 10.21 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.15 Amendment to Distribution Agreement dated June 29, 1987, effective as of May 1, 1987, between Alleghany and MSL Industries, Inc., filed as Exhibit 10.22 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.16(a) Stock Purchase Agreement dated as of May 18, 1994 by and between First Interstate Bank of California and Alleghany (the "Sacramento Savings Stock Purchase Agreement"), filed as Exhibit 10.1(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.

10.16(b) List of Contents of Exhibits and Schedules to the Sacramento Savings Stock Purchase Agreement, filed as Exhibit 10.1(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.

10.17(a) Note Purchase Agreement dated as of January 15, 1995 by and among Alleghany Properties, Inc., Alleghany and Hartford Life Insurance Company Separate Account CRC (the "Alleghany Properties Note Purchase Agreement"), filed as Exhibit 10.28(a) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference. Agreements dated as of January 15, 1995 among Alleghany Properties, Inc., Alleghany and each of Transamerica Life Insurance & Annuity Company, Transamerica Occidental Life Insurance Company, United of Omaha Life Insurance Company, Mutual of Omaha Insurance Company, The Lincoln National Life Insurance Company, Knights of Columbus and Woodmen Accident and Life Company are omitted pursuant to Instruction 2 of Item 601 of Regulation S-K.

10.17(b) List of Contents of Annexes and Exhibits to the Alleghany Properties Note Purchase Agreement, filed as Exhibit 10.28(b) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

10.17(c) Amendment to Alleghany Properties Note Purchase Agreement dated as of June 23, 1995 among Alleghany, Alleghany Properties, Inc. and the Purchasers listed on Annex 1 to the Alleghany Properties Note Purchase Agreement, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, is incorporated herein by reference.

10.17(d) Amendment No. 2 to Alleghany Properties Note Purchase Agreement dated as of November 6, 1995 among Alleghany, Alleghany Properties, Inc. and the Purchasers listed on Annex 1 to the Alleghany Properties Note Purchase Agreement, filed as Exhibit 10.28(d) to Alleghany's Annual Report on Form
                                       10-K for the year ended December 31,
                                       1995, is incorporated herein by
                                       reference.

10.18(a) Installment Sales Agreement dated December 8, 1986 by and among Alleghany, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Merrill Lynch & Co., Inc., filed as Exhibit 10.10 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1986, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.18(b) Intercreditor and Collateral Agency Agreement dated as of October 20, 1997 among The Chase Manhattan Bank, Barclays Bank PLC and Alleghany Funding Corporation, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.18(c) Master Agreement dated as of October 20, 1997 between Barclays Bank PLC and Alleghany Funding Corporation, and related Amended Confirmation dated October 24, 1997 between Barclays Bank PLC and Alleghany Funding Corporation, filed as Exhibit 10.2 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, are incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.18(d) Indenture dated as of October 20, 1997 between Alleghany Funding Corporation and The Chase Manhattan Bank, filed as
                                       Exhibit 10.3 to Alleghany's Quarterly
                                       Report on Form 10-Q for the quarter ended
                                       September 30, 1997, is incorporated
                                       herein by reference (Securities and
                                       Exchange Commission File No. 1-9371).

10.19(a) Amended and Restated Credit Agreement dated as of December 30, 1993 among CT&T, certain commercial lending institutions and Continental Bank, N.A. as agent, filed as Exhibit 10.28(d) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.19(b) Letter Agreement dated May 2, 1991 between CT&T and Continental Bank, N.A. relating to an interest rate swap effective May 6, 1991, filed as Exhibit
                                       10.2 to Alleghany's Quarterly Report on
                                       Form 10-Q for the quarter ended March 31, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.19(c) Letter Agreement dated December 13, 1994 between CT&T and Bank of America Illinois (previously known as Continental Bank) relating to the transfer of Continental Bank's risk management business to Bank of America National Trust and Savings Association, filed as Exhibit 10.31(f) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

10.20(a)                               Stock Purchase Agreement dated as of July
                                       1, 1991 among Celite Holdings
                                       Corporation, Celite Corporation and
                                       Manville International, B.V. (the "Celite
                                       Stock Purchase Agreement"), filed as
                                       Exhibit 10.2(a) to Alleghany's Quarterly
                                       Report on Form 10-Q for the quarter ended
                                       June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.20(b) List of Contents of Exhibits and Schedules to the Celite Stock Purchase Agreement, filed as Exhibit 10.2(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.21(a) Joint Venture Stock Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville Corporation (the "Celite Joint Venture Stock Purchase Agreement"), filed as Exhibit 10.3(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.21(b) List of Contents of Exhibits and Schedules to the Celite Joint Venture Stock Purchase Agreement, filed as
                                       Exhibit 10.3(b) to Alleghany's Quarterly
                                       Report on Form 10-Q for the quarter ended
                                       June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.22(a)                               Asset Purchase Agreement dated as of July
                                       1, 1991 among Celite Holdings
                                       Corporation, Celite Corporation and
                                       Manville Sales Corporation (the "Celite
                                       Asset Purchase Agreement"), filed as
                                       Exhibit 10.4(a) to Alleghany's Quarterly
                                       Report on Form 10-Q for the quarter ended
                                       June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.22(b) List of Contents of Exhibits and Schedules to the Celite Asset Purchase Agreement, filed as Exhibit 10.4(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.22(c) Amendment No. 1 dated as of July 31, 1991 to the Celite Asset Purchase
                                       Agreement, filed as Exhibit 10.32(c) to
                                       Alleghany's Annual Report on Form
                                       10-K for the year ended December 31,
                                       1991, is incorporated herein by
                                       reference (Securities and Exchange
                                       Commission File No. 1-9371).

10.23(a) Acquisition Related Agreement dated as of July 1, 1991, by and between Celite Holdings Corporation, Celite Corporation and Manville Corporation (the "Celite Acquisition Related Agreement"), filed as
                                       Exhibit 10.5(a) to Alleghany's Quarterly
                                       Report on Form 10-Q for the quarter ended
                                       June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.23(b) List of Contents of Exhibits to the Celite Acquisition Related Agreement, filed as Exhibit 10.5(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.23(c) Amendment dated as of July 31, 1991 to Celite Acquisition Related Agreement, filed as Exhibit 10.33(c) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.24(a) Amended and Restated Credit Agreement dated as of March 10, 1995 (the "World Minerals Credit Agreement") among Mineral Holdings Inc., World Minerals, the banks named therein, NationsBank, N.A. (Carolinas), Bank of America National Trust and Savings Association and Chemical Bank, filed as Exhibit 10.36(a) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10.24(b) List of Contents of Exhibits and Annexes to World Minerals Credit Agreement, filed as Exhibit 10.36(b) to Allegheny's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10.24(c) Letter Agreement dated January 23, 1992 between Celite and Bank of America National Trust and Savings Association relating to an interest rate swap effective January 16, 1992, filed as
                                       Exhibit 10.37 to Alleghany's Annual
                                       Report on Form 10-K for the year ended
                                       December 31, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.24(d) Letter Agreement dated January 13, 1992 between Celite and Chemical Bank relating to an interest rate swap effective January 13, 1992, filed as Exhibit 10.38 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.25(a) Stock Purchase Agreement dated as of July 28, 1993 (the "Underwriters Stock Purchase Agreement") among Alleghany, The Continental Corporation, Goldman, Sachs & Co. and certain funds which Goldman, Sachs & Co. either control or of which they are general partner, Underwriters Re Holdings Corp. and Underwriters Re Corporation, filed as Exhibit 10.3(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

10.25(b) List of Contents of Exhibits and Schedules to the Underwriters Stock Purchase Agreement, filed as Exhibit 10.3(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

10.26(a) Credit Agreement dated as of October 23, 1996 among URC Holdings Corp. (now known as Underwriters Re Group, Inc.) the Lenders named therein and The First National Bank of Chicago, as Agent, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

10.26(b) Indenture dated as of June 25, 1996 between URC Holdings Corp. (now known as Underwriters Re Group, Inc.) and The First National Bank of Chicago, as trustee, relating to the 7-7/8% Senior Notes due 2006, filed as Exhibit 10.30(j) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.27(a) Agreement and Plan of Merger dated as of August 31, 1995, among Credit Data Reporting Services, Inc., Credit Data of Hudson Valley Inc., The Juhl Corporation (collectively, the "Companies"),
                                       Alleghany Acquisition Corporation,
                                       Alleghany and each of the shareholders of the Companies (the "Credit Data Merger Agreement"), filed as Exhibit 2.1 to Alleghany's Registration Statement on Form S-3 (Registration No. 33-62477), is incorporated herein by reference.

10.27(b) List of Contents of Exhibits to the Credit Data Merger Agreement, filed as
                                       Exhibit 2.2 to Alleghany's Registration
                                       Statement on Form S-3 (Registration
                                       No. 33-62477), is incorporated herein
                                       by reference.

10.28(a) Agreement and Plan of Merger, dated as of July 1, 1996, among Market Intelligence, Inc. ("Market Intelligence"), Alleghany Acquisition Corporation, Alleghany and each of the shareholders of Market Intelligence (the "Market Intelligence Merger Agreement"), filed as Exhibit 2.1 to Alleghany's Registration Statement on Form S-3 (Registration No. 333-9881), is incorporated herein by reference.

10.28(b) List of Contents of Exhibits to the Market Intelligence Merger Agreement, filed as Exhibit 2.2 to Alleghany's Registration Statement on Form S-3 (Registration No. 333-9881), is incorporated herein by reference.

10.29(a) Agreement and Plan of Merger dated as of August 22, 1996 among Chicago Title of Colorado, Inc. ("CT of Colorado"), Alleghany Acquisition Corporation,
                                       Alleghany and each of the shareholders of CT of Colorado (the "CT of Colorado Merger Agreement"), filed as Exhibit 2.1 to Alleghany's Registration Statement on Form S-3 (Registration No. 333-13971), is incorporated herein by reference.

10.29(b) List of Contents of Exhibits to the CT of Colorado Merger Agreement, filed as
                                       Exhibit 2.2 to Alleghany's Registration
                                       Statement on Form S-3 (Registration No.
                                       333-13971), is incorporated herein
                                       by reference.

13 Pages 1 through 4, pages 6 through 16, and pages 18 through 38 of the Annual Report to Stockholders of Alleghany for the year 1997.

21                                     List of subsidiaries of Alleghany.

23 Consent of KPMG Peat Marwick LLP, independent certified public accountants, to the incorporation by reference of their reports relating to the financial statements and related schedules of Alleghany and subsidiaries in Alleghany's Registration Statements on Form S-8 (Registration No. 33-27598), Form S-8 (Registration No. 333-323), Form S-8 (Registration No. 333-37237), Form S-3 (Registration No. 33-55707), Form S-3 (Registration No. 33-62477), Form S-3 (Registration No. 333-9981), and Form S-3 (Registration No. 333-13971).

27                                     Financial Data Schedule.