Form 10-Q
period 1998-03-31
ALLEGHANY CORP /DE
filed 1998-05-08
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 1998.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ________________ to ________________

                          Commission File Number 1-9371

                              ALLEGHANY CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE                                51-0283071
     (State or Other Jurisdiction of          (Internal Revenue Service Employer
      Incorporation or Organization)                Identification Number)

   375 PARK AVENUE, NEW YORK, NEW YORK                      10152
 (Address of Principal Executive Office)                  (Zip Code)


Registrant's Telephone Number, Including Area Code  212 / 752-1356


                                 NOT APPLICABLE
              Former Name, Former Address, and Former Fiscal Year,
                          If Changed Since Last Report

         Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:    YES x    NO

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                    7,389,749
                             (As of March 31, 1998)

                     PART I. FINANCIAL INFORMATION
                     ITEM 1. FINANCIAL STATEMENTS

                ALLEGHANY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS
                      FOR THE THREE MONTHS ENDED
                        MARCH 31, 1998 AND 1997
      (dollars in thousands, except share and per share amounts)
                              (unaudited)

                                                                              1998              1997
                                                                         -----------------------------
REVENUES
   Trust fees                                                            $    25,048       $    16,025
   Net property and casualty premiums earned                                  94,050            97,191
   Interest, dividend and other income                                        40,030            34,757
   Net mineral and filtration sales                                           47,688            47,265
   Net loss on investment transactions                                           (24)             (891)
                                                                         -----------------------------
           Total revenues                                                    206,792           194,347
                                                                         -----------------------------

COSTS AND EXPENSES
   Commissions and brokerage expenses                                         25,110            23,280
   Salaries, administrative and other operating expenses                      51,912            43,218
   Property and casualty loss and loss adjustment expenses                    65,205            72,637
   Cost of mineral and filtration sales                                       32,548            33,123
   Interest expense                                                            7,330             7,836
   Corporate administration                                                    6,839             4,266
                                                                         -----------------------------
           Total costs and expenses                                          188,944           184,360
                                                                         -----------------------------

           Earnings from continuing operations, before income taxes           17,848             9,987

Income taxes                                                                   4,889             3,007

           Earnings from continuing operations                                12,959             6,980

Earnings from discontinued operations, net of tax                             21,241             5,928
                                                                         -----------------------------
           Net earnings                                                  $    34,200       $    12,908
                                                                         =============================


Basic earnings per share of common stock:
           Continuing operations                                         $      1.76       $      0.96
           Discontinued operations                                              2.88              0.81
                                                                         -----------------------------
Basic net earnings per share                                             $      4.64       $      1.77
                                                                         =============================
Diluted earnings per share of common stock:
           Continuing operations                                         $      1.74       $      0.96
           Discontinued operations                                              2.85              0.81
                                                                         -----------------------------
Diluted earnings per share of common stock                               $      4.59       $      1.77
                                                                         =============================
Dividends per share of common stock                                               **                 *
                                                                         =============================
Average number of outstanding shares of common stock                       7,375,718         7,283,242
                                                                         =============================

* In March 1997, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

** In the second quarter of 1998, Alleghany intends to spin-off its subsidiary, Chicago Title and Trust, to its shareholders. No dividend has been declared for 1998.

                ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 1998 AND DECEMBER 31, 1997
      (dollars in thousands, except share and per share amounts)

                                                                                             March 31,
                                                                                               1998        December 31,
                                                                                            (Unaudited)       1997
                                                                                            --------------------------
ASSETS
      Available for sale securities:
          Fixed maturities:
               U.S. Government, government agency and
                  municipal obligations                     (amortized cost $  754,431)     $  769,172      $  702,846
               Certificates of deposit and commercial paper (amortized cost     15,606)         15,606          49,007
               Bonds, notes and other                       (amortized cost    516,621)        523,041         525,713
          Equity securities                                      (cost         351,988)        886,869         783,433
                                                                                            --------------------------
                                                                                             2,194,688       2,060,999

      Cash                                                                                      34,878          45,772
      Cash pledged to secure trust and escrow deposits                                          16,445           1,336
      Notes receivable                                                                          91,536          91,536
      Funds held, accounts and other receivables                                               268,891         255,802
      Property and equipment - at cost, less accumulated depreciation and amortization         193,756         193,304
      Reinsurance receivable                                                                   396,124         387,609
      Other assets                                                                             277,407         278,567
      Net assets of discontinued operations                                                    409,982         385,451
                                                                                            --------------------------

                                                                                            $3,883,707      $3,700,376
                                                                                            ===========================

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
      Property and casualty losses and loss adjustment expenses                             $1,193,541      $1,159,070
      Other liabilities                                                                        467,411         443,259
      Long-term debt of parent company                                                          27,000          16,000
      Long-term debt of subsidiaries                                                           362,820         373,641
      Net deferred tax liability                                                               148,448         133,241
      Trust and escrow deposits secured by pledged assets                                       15,158           4,230
                                                                                            --------------------------
               Total liabilities                                                             2,214,378       2,129,441

      Common stockholders' equity                                                            1,669,329       1,570,935
                                                                                            --------------------------

                                                                                            $3,883,707      $3,700,376
                                                                                            ===========================



Shares of common stock outstanding                                                           7,389,749       7,367,551
                                                                                            ===========================


Common stockholders' equity per share                                                       $   225.90      $   213.22
                                                                                            ===========================

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1998 AND 1997
                             (dollars in thousands)
                                   (unaudited)


                                                                                          1998          1997
                                                                                        ----------------------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
    Earnings from continuing operations                                                 $12,959        $ 6,980
    Adjustments to reconcile earnings from continuing operations to cash provided by continuing operations:
            Depreciation and amortization                                                 6,193          5,059
            Net loss on investment transactions                                              24            891
            Other charges to continuing operations, net                                 (15,757)         1,601
            Increase in funds held, accounts and other receivables                      (13,089)       (28,510)
            Increase in reinsurance receivable                                           (8,515)        (7,197)
            Increase in property and casualty loss and loss adjustment expenses          35,427         35,327
            (Decrease) increase in other assets                                            (456)         4,863
            Increase (decrease) in other liabilities                                     23,197         (6,674)
            (Increase) decrease in cash pledged to secure trust and escrow deposits     (15,109)        15,550
            Increase (decrease) in trust and escrow deposits                             10,928        (12,526)
                                                                                        ----------------------
                   Net adjustments                                                       22,843          8,384
                                                                                        ----------------------
                   Cash provided by continuing operations                                35,802         15,364
                                                                                        ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of investments                                                             (50,382)       (93,024)
    Maturities of investments                                                            21,228         21,130
    Sales of investments                                                                 26,857         29,819
    Purchases of property and equipment                                                  (4,926)        (3,852)
    Other, net                                                                          (41,885)        46,029
                                                                                        ----------------------
                   Net cash (used in) provided by investing activities                  (49,108)           102
                                                                                        ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on long-term debt                                                (12,000)       (15,000)
    Proceeds of long-term debt                                                           12,000         19,663
    Net cash (provided to) provided by discontinued operations                           (3,607)         2,333
    Other, net                                                                            6,019        (26,525)
                                                                                        ----------------------
                   Net cash provided by (used in) financing activities                    2,412        (19,529)
                                                                                        ----------------------
                   Net decrease in cash                                                 (10,894)        (4,063)
Cash at beginning of period                                                              45,772         36,882
                                                                                        ----------------------
Cash at end of period                                                                   $34,878        $32,819
                                                                                        ======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for:
            Interest                                                                    $ 4,087        $ 4,530
            Income taxes                                                                $ 9,766        $ 1,281

                 Notes to the Consolidated Financial Statements


         This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K Report") of Alleghany Corporation (the "Company").

         The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

         Spin-Off of Chicago Title and Trust Company

         On December 17, 1997, the Company announced its intention to establish the title insurance and real estate-related services business conducted by Chicago Title and Trust Company ("CT&T") as an independent, publicly traded company. This is to be accomplished by a spin-off to the Company's stockholders of shares of a newly formed holding company for CT&T to be called Chicago Title Corporation. The spin-off is expected to occur in the second quarter of 1998. The Company has received an IRS ruling to the effect that the spin-off will not be taxable. On March 27, 1998, Chicago Title Corporation filed a registration statement under the Securities Exchange Act of 1934, as amended, for the purpose of registering its common stock under such Act. Chicago Title Corporation also has applied to be listed on the New York Stock Exchange. The financial services business conducted through Alleghany Asset Management, Inc. ("Alleghany Asset Management"), currently a subsidiary of CT&T, will not be part of the distribution and will remain with the Company.

         The unaudited consolidated financial statements of the Company include the accounts of the Company and its subsidiaries for all periods presented. In light of the proposed spin-off of CT&T, the operation to be spun off is classified as a "discontinued operation" for all periods presented. Historical financial information relating to the discontinued operations is as follows (in thousands):

                                                       MARCH 31,    DECEMBER 31,
ASSETS                                                  1998            1997
--------------------------------------------------------------------------------
Investments:
         Fixed                                      $  940,096      $1,032,089
         Equities                                       35,803          34,490
--------------------------------------------------------------------------------
                                                       975,899       1,066,579
--------------------------------------------------------------------------------

Cash                                                    35,887          21,219
Cash pledged                                           263,199         100,207
Funds held, accounts receivable                         78,264          69,519
Title records                                          150,771         150,546
Property and equipment, net                             97,358          97,223
Net deferred tax asset                                  81,204          75,197
Other assets                                           110,056         102,821
--------------------------------------------------------------------------------
                                                    $1,792,638      $1,683,311
================================================================================


LIABILITIES AND EQUITY
--------------------------------------------------------------------------------
Title losses and claims                             $  569,951      $  564,453
Other liabilities                                      221,451         233,411
Long-term debt                                          32,851          32,443
Trust and escrow deposits                              558,403         467,553
--------------------------------------------------------------------------------
                                                     1,382,656       1,297,860
--------------------------------------------------------------------------------
Stockholder's equity                                   409,982         385,451
--------------------------------------------------------------------------------
                                                    $1,792,638      $1,683,311
================================================================================



                                           MARCH 31,     MARCH 31,
REVENUES                                     1998          1997
------------------------------------------------------------------
Title premiums, escrow and trust fees      $385,804      $294,613
Interest, dividend and other income          14,805        15,557
Net gain on investment transactions             371           155
------------------------------------------------------------------
         Total revenues                     400,980       310,325
==================================================================
COSTS AND EXPENSES
------------------------------------------------------------------
Commissions and brokerage services          131,490       114,400
Salaries, administrative and other
  operating expenses                        209,238       164,973
Provision for title losses and other
  claims                                     26,918        21,394
Interest expense                              1,294         1,156
------------------------------------------------------------------
         Total costs and expenses           368,940       301,923
------------------------------------------------------------------
         Earnings before income taxes        32,040         8,402
Income taxes                                 10,799         2,474
------------------------------------------------------------------
         NET EARNINGS                      $ 21,241      $  5,928
==================================================================

         New Accounting Standard

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

         The Company's total comprehensive income (loss) for the three months ended March 31, 1998 and 1997 was $92,364 thousand and $(64,613) thousand, respectively. Comprehensive income includes the Company's net earnings adjusted for changes in unrealized appreciation of investments, which was $58,557 thousand and $(75,549) thousand, and cumulative translation adjustments, which was $(393) thousand and $(1,972) thousand, for the three months ended March 31, 1998 and 1997, respectively.

         Contingencies

         The Company's subsidiaries and division are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The Company reported net earnings of $34.2 million in the first quarter of 1998, compared with $12.9 million in the first quarter of 1997. Earnings from continuing operations contributed $13.0 million on revenues of $206.8 million during the first quarter of 1998, compared with earnings from continuing operations of $7.0 million on revenues of $194.3 million during the first quarter of 1997.

         Net losses on investment transactions after taxes in the first quarter of 1998 totaled $24 thousand, compared with net losses of $891 thousand in the first quarter of 1997.

         CT&T (excluding Alleghany Asset Management), which, as described in the notes above, is classified as a "discontinued operation," contributed net earnings of $21.2 million on revenues of $401.0 million in the 1998 first quarter, compared with $5.9 million on revenues of $310.3 million in the first quarter of 1997. CT&T's results in the first quarter of 1998 reflect a high level of residential refinancing activity and continued strong activity in commercial real estate markets. More detailed information on CT&T's results is included in the notes to the unaudited consolidated financial statements.

         Underwriters Re Group, Inc. contributed pre-tax earnings of $9.8 million on revenues of $113.6 million in the first quarter of 1998, compared with $7.0 million on revenues of $115.3 million in the first quarter of 1997. Although net written premiums increased only slightly from the 1997 first quarter to the 1998 first quarter, pre-tax earnings in the more recent quarter were favorably impacted by higher investment income resulting from an increase in invested assets and a slight increase in net underwriting results due to lower combined ratios expected to be generated by new business written.

         Alleghany Asset Management contributed pre-tax earnings of $8.0 million on revenues of $25.5 million in the 1998 first quarter, compared with $3.6 million on revenues of $16.4 million in the first quarter of 1997. The improved results of Alleghany Asset Management are primarily due to an increase in assets under management. As of March 31, 1998, Alleghany Asset Management managed $28.8 billion in assets, as compared with $15.7 billion as of March 31, 1997.

         World Minerals Inc. ("World Minerals") contributed pre-tax earnings of $3.5 million on revenues of $47.7 million in the 1998 first quarter, compared with $2.9 million on revenues of $47.1 million in the first quarter of 1997. Pre-tax earnings in the 1997 first quarter reflected a significant decline from $4.6 million recorded in the first quarter of 1996. Revenues for the 1998 first quarter increased slightly from the 1997 first quarter, despite the effects of severe El Nino storms and rail car shortages on World Minerals' Lompoc, California diatomite operations, weakness of European currencies as compared to the U.S. dollar and increased competitive pressure. However, pre-tax earnings increased due to an improved product mix, reduced energy costs as a result of re-negotiated gas and electric supply arrangements in the United States, and lower interest expense resulting from debt repayments in 1997. World Minerals' pre-tax earnings continued to be negatively affected by high costs related to World Minerals' Chinese joint ventures.

         As of March 31, 1998, the Company beneficially owned approximately 7.43 million shares, or 4.7 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation which had an aggregate market value on that date of approximately $772.9 million, or $104.00 per share, compared with a market value on December 31, 1997 of $690.7 million, or $92.24 per share. The aggregate cost of such shares is approximately $253.7 million, or $34.15 per share.

         Alleghany common stockholders' equity per share as of March 31, 1998 was $225.90, a 6 percent increase from common stockholders' equity per share of $213.22 as of December 31, 1997, and a 23 percent increase from common stockholders' equity per share of $183.32 as of March 31, 1997. Giving effect to the spin-off, Alleghany common stockholders' equity will be reduced by the common stockholders' equity of CT&T, which at March 31, 1998 was $55.48 per share.

         The Company has announced that it may purchase shares of its common stock in open market transactions from time to time. From January 1, 1998 to April 24, 1998, the Company purchased an aggregate of 220,814 shares of its common stock for about $71.8 million, at an average cost of about $325.10 per share.

         The Company's results in the first quarter of 1998 are not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.

                           PART II. OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES.


     (c)   Recent Sales of Unregistered Securities.

     On April 9, 1998, the Company issued an aggregate of 1,195 shares of common stock to Allan P. Kirby, Jr. upon exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends, at an exercise price of $59.7757 per share, or $71,437.50 in the aggregate, granted to Mr. Kirby on May 23, 1988 pursuant to the Alleghany Corporation Amended and Restated Directors' Stock Option Plan. The sale of common stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

     The above does not include unregistered issuances of the Company's common stock that did not involve a sale, consisting of issuances of common stock and other securities pursuant to employee incentive plans.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


     (a)  Exhibits.

              Exhibit
              Number                   Description
              ------         -------------------------------------------
              10.1           First Amendment dated as of April 8, 1998,  to the
                             Revolving Credit Loan Agreement dated as of June
                             14, 1995, among Alleghany and Chase Manhattan Bank
                             (formerly known as Chemical Bank).

              10.2(a) Credit Agreement, dated as of March 29, 1996, among Chicago Title and Trust Company, an Illinois corporation, the various financial institutions as are or may become parties thereto, and The Chase Manhattan Bank, N.A., as administrative agent.

              10.2(b) First Amendment to be effective upon the distribution of Chicago Title and Trust Company, among Chicago Title and Trust Company, an Illinois corporation, the lenders listed on the signature pages thereto, and The Chase Manhattan Bank, as administrative agent.

               27            Financial Data Schedule.



     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the first quarter of 1998.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ALLEGHANY CORPORATION
                                     Registrant



         Date: May 8, 1998           /s/ David B. Cuming
                                     -------------------------------------
                                     David B. Cuming
                                     Senior Vice President
                                     (and principal financial officer)