Form 10-Q
period 1998-06-30
ALLEGHANY CORP /DE
filed 1998-08-11
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR QUARTER ENDED JUNE 30, 1998

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


                    375 PARK AVENUE, NEW YORK, NEW YORK 10152
            ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE


                                 212 / 752-1356
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


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

                   YES X                             NO___

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASS OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT:

                                    7,178,621
                              (AS OF JUNE 30, 1998)

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE THREE MONTHS ENDED
                             JUNE 30, 1998 AND 1997
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)


                                                                           1998           1997
                                                                        --------------------------
REVENUES
      Trust fees                                                        $    30,745    $    17,760
      Net property and casualty premiums earned                             104,054         87,351
      Interest, dividend and other income                                    43,880         38,676
      Net mineral and filtration sales                                       50,979         52,963
      Net gain (loss) on investment transactions                              2,510           (442)
                                                                        --------------------------
            Total revenues                                                  232,168        196,308
                                                                        --------------------------
COSTS AND EXPENSES
      Commissions and brokerage expenses                                     25,105         21,562
      Salaries, administrative and other operating expenses                  63,866         45,593
      Property and casualty losses and loss adjustment expenses              72,852         57,499
      Cost of mineral and filtration sales                                   27,150         34,339
      Interest expense                                                        8,094          7,821
      Corporate administration                                                9,414          5,432
                                                                        --------------------------
            Total costs and expenses                                        206,481        172,246
                                                                        --------------------------
            Earnings from continuing operations, before income taxes         25,687         24,062

Income taxes                                                                  8,459          6,960
                                                                        --------------------------
            Earnings from continuing operations                              17,228         17,102

Earnings from discontinued operations, net of tax                            11,484         16,837
                                                                        --------------------------
            Net earnings                                                $    28,712    $    33,939
                                                                        ==========================
Basic earnings per share of common stock:
            Continuing operations                                       $      2.38    $      2.36
            Discontinued operations                                            1.59           2.33
                                                                        --------------------------
Basic net earnings per share                                            $      3.97    $      4.69
                                                                        ==========================
Diluted earnings per share of common stock:
            Continuing operations                                       $      2.34    $      2.35
            Discontinued operations                                            1.56           2.32
                                                                        --------------------------
Diluted earnings per share                                              $      3.90    $      4.67
                                                                        ==========================
Dividends per share of common stock                                              **              *
                                                                        ==========================
Average number of outstanding shares of common stock                      7,228,737      7,258,269
                                                                        ==========================

* In March 1997, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

** In the second quarter of 1998, Alleghany spun-off its subsidiary, Chicago
   Title and Trust, to its shareholders. No dividend has been declared for 1998.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 1998 AND 1997
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)


                                                                            1998           1997
                                                                        --------------------------
REVENUES
      Trust fees                                                        $    55,793    $    33,785
      Net property and casualty premiums earned                             198,104        184,542
      Interest, dividend and other income                                    83,910         73,433
      Net mineral and filtration sales                                       98,667        100,228
      Net gain (loss) on investment transactions                              2,486         (1,333)
                                                                        --------------------------
                 Total revenues                                             438,960        390,655
                                                                        --------------------------
COSTS AND EXPENSES
      Commissions and brokerage expenses                                     50,215         44,842
      Salaries, administrative and other operating expenses                 115,778         88,811
      Property and casualty losses and loss adjustment expenses             138,057        130,136
      Cost of mineral and filtration sales                                   59,698         67,462
      Interest expense                                                       15,424         15,657
      Corporate administration                                               16,253          9,698
                                                                        --------------------------
            Total costs and expenses                                        395,425        356,606
                                                                        --------------------------
            Earnings from continuing operations, before income taxes         43,535         34,049

Income taxes                                                                 13,348          9,967
                                                                        --------------------------
            Earnings from continuing operations                              30,187         24,082

Earnings from discontinued operations, net of tax                            32,725         22,765
                                                                        --------------------------
            Net earnings                                                $    62,912    $    46,847
                                                                        ==========================
Basic earnings per share of common stock:
            Continuing operations                                       $      4.14    $      3.31
            Discontinued operations                                            4.49           3.13
                                                                        --------------------------
Basic net earnings per share                                            $      8.63    $      6.44
                                                                        ==========================
Diluted earnings per share of common stock:
            Continuing operations                                       $      4.07    $      3.31
            Discontinued operations                                            4.41           3.12
                                                                        --------------------------
Diluted earnings per share of common stock                              $      8.48    $      6.43
                                                                        ==========================
Dividends per share of common stock                                              **              *
                                                                        ==========================

Average number of outstanding shares of common stock                      7,289,724      7,272,552
                                                                        ==========================

* In March 1997, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

** In the second quarter of 1998, Alleghany spun-off its subsidiary, Chicago
   Title and Trust, to its shareholders. No dividend has been declared for 1998.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
           (dollars in thousands, except share and per share amounts)


                                                                                           June 30,
                                                                                             1998      December 31,
                                                                                          (Unaudited)      1997
                                                                                          ------------------------
ASSETS
      Available for sale securities:
          Fixed maturities:
               U.S. Government, government agency and
                  municipal obligations                    (amortized cost* $742,772)     $  758,023    $  702,846
               Certificates of deposit and commercial paper (amortized cost* $18,339)         18,339        49,007
               Bonds, notes and other                      (amortized cost* $595,397)        603,612       525,713
          Equity securities                                          (cost* $345,205)        835,183       783,433
                                                                                          ------------------------
                                                                                           2,215,157     2,060,999

      Cash                                                                                    30,777        45,772
      Cash pledged to secure trust and escrow deposits                                        24,592         1,336
      Notes receivable                                                                       100,536        91,536
      Funds held, accounts and other receivables                                             300,160       255,802
      Property and equipment - at cost, less accumulated depreciation and amortization       197,195       193,304
      Reinsurance receivable                                                                 405,324       387,609
      Other assets                                                                           288,079       278,567
      Net assets of discontinued operations                                                       --       385,451
                                                                                          ------------------------
                                                                                          $3,561,820    $3,700,376
                                                                                          ========================
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
      Property and casualty losses and loss adjustment expenses                           $1,227,841    $1,159,070
      Other liabilities                                                                      518,399       443,259
      Long-term debt of parent                                                                89,500        16,000
      Long-term debt of subsidiaries                                                         363,555       373,641
      Net deferred tax liability                                                             150,689       133,241
      Trust and escrow deposits secured by pledged assets                                     25,836         4,230
                                                                                          ------------------------
               Total liabilities                                                           2,375,820     2,129,441

      Common stockholders' equity                                                          1,186,000     1,570,935
                                                                                          ------------------------
                                                                                          $3,561,820    $3,700,376
                                                                                          ========================
Shares of common stock outstanding                                                         7,178,621     7,367,551
                                                                                          ========================
Common stockholders' equity per share                                                     $   165.21    $   213.22
                                                                                          ========================

* Figures are as of June 30, 1998.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 1998 AND 1997
                             (dollars in thousands)
                                   (unaudited)


                                                                                        1998          1997
                                                                                     -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Earnings from continuing operations                                            $  30,187     $  24,082
      Adjustments to reconcile net earnings to cash
        provided by (used in) operations:
            Depreciation and amortization                                               12,437        12,078
            Net (gain) loss on investment transactions                                  (2,486)        1,333
            Other charges, net                                                           1,708         4,157
            Increase in funds held, accounts and other receivables                     (44,358)      (24,454)
            Increase in reinsurance receivable                                         (17,715)       (5,509)
            Increase in property and casualty losses and loss adjustment expenses       68,771        23,515
            Decrease in other assets                                                   (12,855)       (3,098)
            Increase in other liabilities                                               75,140        56,401
            Increase in cash pledged to secure trust and escrow deposits               (23,256)       15,103
            Increase in trust and escrow deposits                                       21,606       (15,329)
                                                                                     -----------------------
                  Net adjustments                                                       78,992        64,197
                                                                                     -----------------------
                  Cash provided by operations                                          109,179        88,279
                                                                                     -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of investments                                                         (141,200)     (182,696)
      Maturities of investments                                                         36,338        37,407
      Sales of investments                                                             114,494        55,012
      Purchases of property and equipment                                              (12,821)       (7,637)
      Other, net                                                                      (114,750)       32,198
                                                                                     -----------------------
                  Net cash used in investing activities                               (117,939)      (65,716)
                                                                                     -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Principal payments on long-term debt                                             (24,500)      (18,000)
      Proceeds of long-term debt                                                        88,000        25,408
      Treasury stock acquisitions                                                      (71,787)      (31,864)
      Net cash provided to discontinued operations                                      (5,097)       (1,099)
      Other, net                                                                         7,149         4,922
                                                                                     -----------------------
                  Net cash used in financing activities                                 (6,235)      (20,633)
                                                                                     -----------------------
                  Net (decrease) increase in cash                                      (14,995)        1,930
Cash at beginning of period                                                             45,772        36,882
                                                                                     -----------------------
Cash at end of period                                                                $  30,777     $  38,812
                                                                                     =======================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during the period for:
            Interest                                                                 $  15,284     $  15,321
            Income taxes                                                             $  38,713     $   4,340
      Non-cash item:
            Book value of spin-off of Chicago Title and Trust Company                $ 413,767            --

                 Notes to the Consolidated Financial Statements


         This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 of Alleghany Corporation (the "Company").

         The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

Spin-off of Chicago Title Corporation

         On June 17, 1998, the Company completed the spin-off of the title insurance and real estate-related services business conducted by Chicago Title and Trust Company ("CT&T"). The spin-off was effected by a distribution to the Company's stockholders of shares of a newly formed holding company for CT&T called Chicago Title Corporation ("Chicago Title"). The common stock of Chicago Title is traded on the New York Stock Exchange under the symbol "CTZ." The financial services business conducted through Alleghany Asset Management, Inc. ("Alleghany Asset Management") was not a part of the distribution and remains with the Company.

         The unaudited consolidated financial statements of the Company include the accounts of the Company and its subsidiaries for all periods presented. In light of the spin-off of Chicago Title, the spun-off operation is classified as a "discontinued operation" through the date of the spin-off.

New Accounting Standard

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in full set of general-purpose financial statements.

         The Company's total comprehensive income (loss) for the three months and six months ended June 30, 1998 and 1997 was $428 thousand and $91,052 thousand, and $125,110 thousand and $60,497 thousand, respectively. Comprehensive income includes the Company's net earnings adjusted for changes in unrealized appreciation of investments, which was $(28,408) thousand and $28,409 thousand, and $91,729 thousand and $16,180 thousand, and cumulative translation adjustments, which was $124 thousand and $(269) thousand, and $(558) and $(2,530) thousand, for the three months and six months ended June 30, 1998 and 1997, respectively.

Contingencies

         The Company"s subsidiaries and division are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of June 30, 1998.

ITEM 2. MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The Company reported net earnings from continuing operations of $17.2 million on revenues of $232.2 million during the second quarter of 1998, compared with net earnings from continuing operations of $17.1 million on revenues of $196.3 million during the second quarter of 1997. Net earnings from continuing operations contributed $30.2 million on revenues of $439.0 million during the first six months of 1998, compared with net earnings from continuing operations of $24.1 million on revenues of $390.7 million during the first six months of 1997.

         Net earnings, which include discontinued operations, were $28.7 million in the second quarter of 1998, compared with $33.9 million in the second quarter of 1997, and $62.9 million in the first six months of 1998, compared with $46.8 million in the first six months of 1997.

         Net gains on investment transactions after taxes in the first half of 1998 totalled $2.5 million, compared with net losses of $1.3 million in the first half of 1997.

         Chicago Title, which, as described in the notes above, is classified as a "discontinued operation," contributed net earnings of $11.5 million in the 1998 second quarter (through the date of the spin-off), compared with $16.8 million in the 1997 second quarter, and net earnings of $32.7 million in the first six months of 1998 (through the date of the spin-off), compared with $22.8 million in the first six months of 1997. Chicago Title's 1998 contribution to the Company's results reflect non-recurring spin-off related expenses of $15.8 million after tax, consisting primarily of compensation expense, which were incurred in the second quarter. As an independent publicly-traded company, more detailed information on Chicago Title's results will be reported in its Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

         Underwriters Re Group, Inc. ("Underwriters Re Group") contributed pre-tax earnings of $15.3 million on revenues of $127.3 million in the second quarter of 1998, compared with $14.9 million on revenues of $107.2 million in the second quarter of

1997, and $25.0 million on revenues of $240.9 million in the first six months of 1998, compared with $21.9 million on revenues of $222.4 million in the first six months of 1997.

         The results of Underwriters Re Group for the second quarter and first six months of 1998 reflect an increase in net written premiums and higher investment income resulting from an increase in invested assets. Net written premiums for the second quarter of 1998 were $123.8 million compared with $106.1 million in the prior year second quarter, and $234.8 million for the first six months of 1998 compared with $211.4 million in the prior year first six months. 1998 second quarter results also reflect a pre-tax gain of $2.5 million on sales of equity investments.

         Alleghany Asset Management contributed pre-tax earnings of $9.2 million on revenues of $31.3 million in the 1998 second quarter, compared with $5.1 million on revenues of $18.1 million in the 1997 second quarter, and $17.2 million on revenues of $56.7 million in the second half of 1998, compared with $8.6 million on revenues of $34.5 million in the second half of 1997. The improved results of Alleghany Asset Management are primarily due to an increase in assets under management. As of June 30, 1998, Alleghany Asset Management managed $31.7 billion in assets, as compared with $19.0 billion as of June 30, 1997.

         World Minerals Inc. ("World Minerals") contributed pre-tax earnings of $4.9 million on revenues of $50.6 million in the 1998 second quarter, compared with $7.1 million on revenues of $52.7 million in the 1997 second quarter, and $8.5 million on revenues of $98.3 million in the first six months of 1998, compared with $10.0 million on revenues of $99.8 million in the first six months of 1997.

         The results of World Minerals for the 1998 second quarter and first six months reflect the effects of severe El Nino storms and rail car shortages on World Minerals' Lompoc, California diatomite operations, weakness of European currencies as compared to the U.S. dollar and increased competitive pressure. In addition, World Minerals' pre-tax earnings continued to be negatively affected by high costs related to its Chinese joint ventures.

         As of June 30, 1998, the Company beneficially owned approximately 7.43 million shares, or 4.7 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation which had an aggregate market value on that date of approximately $729.7 million, or $98.19 per share, compared with a market value on December 31, 1997 of $690.7 million, or $92.24 per share. The aggregate cost of such shares is approximately $253.7 million, or $34.15 per share.

         Alleghany common stockholders' equity per share as of June 30, 1998 was $165.21, a 3 percent increase from common stockholders' equity per share of $160.91 as of December 31, 1997, as adjusted for the spin-off of CT&T.

         Many computer programs utilized by each of the Company and its subsidiaries use only two digits to identify a year in the date. Failure to correct this situation could result in a significant disruption to business operations. Each of the Company and its subsidiaries has undertaken a four-phase program to determine the extent of "Year 2000" compliance issues within each of its significant information technology and non-information technology systems (such as equipment which contain micro-processors) and to take appropriate remedial action. The four phases of the program are assessment, planning, execution and testing. After completing the assessment and planning phases earlier this year, each of the Company and its subsidiaries is currently in the implementation phase. Non-compliant systems are being reprogrammed or replaced, which thereafter will be tested. It is anticipated that by year-end 1998 the implementation phase and the testing phase will be largely completed. The cost of remediation (including replacement software and hardware) and testing is currently expected to total $4.7 million.

         One of the greatest risks faced by each of the Company and its subsidiaries is non-compliance of third parties with which it does business. In this regard, each of the Company and its subsidiaries is communicating with such third parties to coordinate action with respect to the Year 2000 issue and to receive confirmations that plans are being developed to address Year 2000 compliance. Management believes that each of the Company and its subsidiaries has communicated with its third party service providers whose failure to be Year 2000 compliant might materially affect the operations of the Company or such subsidiary. To date, each of the Company and its subsidiaries has received varying information from such third parties on the state of compliance or expected compliance. The Company and its subsidiaries do not have contingency plans in the event that any material third party providers are not compliant. Contingency plans will be developed as appropriate by year-end 1998.

         Management believes that the Year 2000 issue will not have a material impact on the business, operations, or financial condition of the Company and its subsidiaries.

         In addition to their own computer systems and third-party relationships, the insurance industry may also have claims asserted under certain insurance and reinsurance policies for damages caused by the insureds' failure to address their Year 2000 computer problems. Underwriters Re Group is evaluating the potential insurance exposures arising from Year 2000 problems. A quantification of the insurance industry's or Underwriters Re Group's potential exposure to Year 2000 losses is not yet possible, as policy wordings vary and legal interpretations of possible insurance coverage for losses are likely to differ from jurisdiction to jurisdiction.

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based upon the Company's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company's future financial condition and results. The uncertainties and risks include, but are not limited to, those relating to conducting operations in a competitive environment; acquisition activities; the complexity of integrated computer systems; the success and expense of the remediation efforts of the Company, its subsidiaries and third parties in achieving Year 2000 compliance and general economic conditions. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

         The Company's results in the first half of 1998 are not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         (c) Recent Sales of Unregistered Securities.

         On May 14, 1998, Alleghany issued an aggregate of 259 shares of Alleghany common stock to seven non-employee directors of Alleghany pursuant to the Alleghany Corporation Directors' Equity Compensation Plan representing one-half of the value of each director's retainer for the following twelve month's service as a director, exclusive of any per meeting fees, committee fees or expense reimbursements. The sale of the common stock was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

         The above does not include unregistered issuances of the Company's common stock that did not involve a sale, consisting of issuances of common stock and other securities pursuant to employee incentive plans.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company"s 1998 Annual Meeting of Stockholders was held on April 24, 1998. At the Annual Meeting, three directors were elected to serve for three-year terms on the Company"s Board of Directors, by the following votes:

                                                   FOR               WITHHELD
                                                   ---               --------
         Three-Year Term:
         Allan P. Kirby, Jr.                    6,385,374             45,245
         Thomas S. Johnson                      6,417,438             13,181
         James F. Will                          6,419,355             11,264

         At the Annual Meeting, the selection of KPMG Peat Marwick LLP as auditors for the Company for the year 1998 was ratified by a vote of 6,426,711 shares in favor and 1,857 shares opposed. A total of 2,051 shares abstained from voting.

ITEM 5.  OTHER INFORMATION.

         The Company announced on July 30, 1998 that a wholly owned subsidiary of Underwriters Re Group, Underwriters Reinsurance Company ("URC"), signed an agreement to acquire Venton Holdings Ltd. ("Venton"), a Bermuda-based holding company which conducts a global insurance and reinsurance business with operations in London as well as Bermuda. At the closing, URC will pay cash totalling $190 million to acquire all of the equity of Venton from the current owners, including Trident Partnership, L.P., X.L. Insurance Company, Ltd., Risk Capital Reinsurance Company and members of Venton management. URC also will assume about $123 million in letter of credit obligations which support the activities of Venton's subsidiary Venton Underwriting Limited ("VUL") as an underwriting corporate member of Lloyd's. The closing, which is subject to customary legal conditions and to approval of the transaction by insurance regulatory authorities in New Hampshire and Bermuda and to approval by the Council of Lloyd's, is expected to take place by November of this year.

         In addition to VUL, Venton owns Venton Underwriting Agencies Limited, a Lloyd's managing agency ("VUA"). VUA was established by Jeremy Venton in 1988, who is now in charge of Venton's Bermuda operations. The insurance and reinsurance business underwritten by Venton is broad-based with a well-diversified product mix of property, casualty, marine and other risks. Its risks are located around the world, primarily in the United States, the United Kingdom, Western Europe, Canada and Australia.

         As reported under generally accepted accounting principles, Venton's consolidated assets and shareholders' equity as of December 31, 1997 were $313.9 million and $61.1 million, respectively. As of December 31, 1997, Venton had adjusted capital, including letters of credit supporting its underwriting activities, of $184.1 million. For 1998, Venton through its subsidiaries is managing about pound sterling 271.0 million in capacity, of which VUL and another subsidiary provide approximately 62%.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

         Exhibit Number                              Description
         --------------                              -----------

              27                                Financial Data Schedule

         (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the second quarter of 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ALLEGHANY CORPORATION
                                       Registrant



Date: August 11, 1998                  /s/ David B. Cuming
                                       ------------------------------
                                       David B. Cuming
                                       Senior Vice President
                                       (and principal financial officer)