Form 10-Q/A
period 1998-06-30
ALLEGHANY CORP /DE
filed 1998-08-14
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q/A

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

              27                                Financial Data Schedule

         (b) Reports on Form 8-K.

         The Company filed reports on Form 8-K dated May 26, 1998 and June 18, 1998, to report in Item 5 that the Company issued a press release announcing the record date for, and the completion of, respectively, the spin-off of Chicago Title.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ALLEGHANY CORPORATION
                                       Registrant



Date: August 14, 1998                  /s/ Robert M. Hart
                                       ------------------------------
                                       Robert M. Hart
                                       Senior Vice President,
                                       General Counsel and Secretary