Form 10-Q
period 1998-09-30
ALLEGHANY CORP /DE
filed 1998-11-12
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR QUARTER ENDED SEPTEMBER 30, 1998

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

                                    7,192,467
                           (AS OF SEPTEMBER 30, 1998)

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 1998 AND 1997
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)


                                                                                            1998              1997
                                                                                        -----------       -----------
REVENUES
         Trust fees                                                                     $    35,049       $    19,920
         Net property and casualty premiums earned                                          112,632            95,658
         Interest, dividend and other income                                                 40,505            36,441
         Net mineral and filtration sales                                                    51,553            53,129
         Net gain (loss) on investment transactions                                           4,874              (174)
                                                                                        -----------       -----------
                         Total revenues                                                     244,613           204,974
                                                                                        -----------       -----------

COSTS AND EXPENSES
         Commissions and brokerage expenses                                                  30,554            22,609
         Salaries, administrative and other operating expenses                               61,774            44,681
         Property and casualty losses and loss adjustment expenses                           77,884            70,405
         Cost of mineral and filtration sales                                                30,479            33,356
         Interest expense                                                                     8,262             8,178
         Corporate administration                                                             7,694             5,817
                                                                                        -----------       -----------
                         Total costs and expenses                                           216,647           185,046
                                                                                        -----------       -----------

                         Earnings from continuing operations, before income taxes            27,966            19,928

Income taxes                                                                                  8,132             5,955
                                                                                        -----------       -----------

                         Earnings from continuing operations                                 19,834            13,973

Earnings from discontinued operations, net of tax                                                 0            16,039
                                                                                        -----------       -----------

                         Net earnings                                                   $    19,834       $    30,012
                                                                                        ===========       ===========


Basic earnings per share of common stock:
                         Continuing operations                                          $      2.76       $      1.91
                         Discontinued operations                                               0.00              2.19
                                                                                        -----------       -----------
Basic net earnings per share                                                            $      2.76       $      4.10
                                                                                        ===========       ===========

Diluted earnings per share of common stock:
                         Continuing operations                                          $      2.71       $      1.91
                         Discontinued operations                                               0.00              2.18
                                                                                        -----------       -----------
Diluted earnings per share                                                              $      2.71       $      4.09
                                                                                        ===========       ===========
Dividends per share of common stock                                                              **                 *
                                                                                        ===========       ===========

Average number of outstanding shares of common stock                                      7,189,106         7,257,379
                                                                                        ===========       ===========


* In March 1997, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

** In the second quarter of 1998, Alleghany spun-off its subsidiary, Chicago Title and Trust, to its shareholders. No dividend has been declared for 1998.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 1998 AND 1997
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)


                                                                                   1998              1997
                                                                                -----------       -----------
REVENUES
         Trust fees                                                             $    90,842       $    53,705
         Net property and casualty premiums earned                                  310,736           280,200
         Interest, dividend and other income                                        124,415           109,874
         Net mineral and filtration sales                                           150,220           153,357
         Net gain (loss) on investment transactions                                   7,360            (1,507)
                                                                                -----------       -----------
                 Total revenues                                                     683,573           595,629
                                                                                -----------       -----------

COSTS AND EXPENSES
         Commissions and brokerage expenses                                          80,769            67,451
         Salaries, administrative and other operating expenses                      177,552           133,492
         Property and casualty losses and loss adjustment expenses                  215,941           200,541
         Cost of mineral and filtration sales                                        90,177           100,818
         Interest expense                                                            23,686            23,835
         Corporate administration                                                    23,947            15,515
                                                                                -----------       -----------
                 Total costs and expenses                                           612,072           541,652
                                                                                -----------       -----------

                 Earnings from continuing operations, before income taxes            71,501            53,977

Income taxes                                                                         21,480            15,923
                                                                                -----------       -----------

                 Earnings from continuing operations                                 50,021            38,054

Earnings from discontinued operations, net of tax                                    32,725            38,805
                                                                                -----------       -----------

                 Net earnings                                                   $    82,746       $    76,859
                                                                                ===========       ===========


Basic earnings per share of common stock:
                 Continuing operations                                          $      6.89       $      5.23
                 Discontinued operations                                               4.51              5.33
                                                                                -----------       -----------
Basic net earnings per share                                                    $     11.40       $     10.56
                                                                                ===========       ===========
Diluted earnings per share of common stock:
                 Continuing operations                                          $      6.77       $      5.18
                 Discontinued operations                                               4.43              5.29
                                                                                -----------       -----------
Diluted earnings per share of common stock                                      $     11.20       $     10.47
                                                                                ===========       ===========

Dividends per share of common stock                                                      **                 *
                                                                                ===========       ===========

Average number of outstanding shares of common stock                              7,260,587         7,267,786
                                                                                ===========       ===========


* In March 1997, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

** In the second quarter of 1998, Alleghany spun-off its subsidiary, Chicago Title and Trust, to its shareholders. No dividend has been declared for 1998.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
           (dollars in thousands, except share and per share amounts)


                                                                                            September 30,
                                                                                               1998           December 31,
                                                                                            (Unaudited)          1997
                                                                                             ----------       ----------

ASSETS
      Available for sale securities:
          Fixed maturities:
               U.S. Government, government agency and
                  municipal obligations                      (amortized cost * $816,699)     $  841,864       $  702,846
               Certificates of deposit and commercial paper   (amortized cost * $87,939)         87,939           49,007
               Bonds, notes and other                        (amortized cost * $501,080)        515,069          525,713
          Equity securities                                            (cost * $322,706)        783,934          783,433
                                                                                             ----------       ----------
                                                                                              2,228,806        2,060,999

      Cash                                                                                       24,693           45,772
      Cash pledged to secure trust deposits                                                      13,189            1,336
      Notes receivable                                                                          100,536           91,536
      Funds held, accounts and other receivables                                                328,259          255,802
      Property and equipment - at cost, less accumulated depreciation and amortization          204,350          193,304
      Reinsurance receivable                                                                    438,668          387,609
      Other assets                                                                              297,454          278,567
      Net assets of discontinued operations                                                           0          385,451
                                                                                             ----------       ----------

                                                                                             $3,635,955       $3,700,376
                                                                                             ==========       ==========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
      Property and casualty losses and loss adjustment expenses                              $1,294,527       $1,159,070
      Other liabilities                                                                         527,116          443,259
      Long-term debt of parent                                                                   81,500           16,000
      Long-term debt of subsidiaries                                                            368,871          373,641
      Net deferred tax liability                                                                146,546          133,241
      Trust deposits secured by pledged assets                                                   13,278            4,230
                                                                                             ----------       ----------
               Total liabilities                                                              2,431,838        2,129,441

      Common stockholders' equity                                                             1,204,117        1,570,935
                                                                                             ----------       ----------

                                                                                             $3,635,955       $3,700,376
                                                                                             ==========       ==========

Shares of common stock outstanding                                                            7,192,467        7,367,551
                                                                                             ==========       ==========

Common stockholders' equity per share                                                        $   167.41       $   213.22
                                                                                             ==========       ==========


*     Figures are as of September 30, 1998.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 1998 AND 1997
                             (dollars in thousands)
                                   (unaudited)


                                                                                                1998             1997
                                                                                             ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
         Earnings from continuing operations                                                 $  50,021        $  38,054
         Adjustments to reconcile net earnings to cash
            provided by (used in) operations:
                 Depreciation and amortization                                                  14,281           12,849
                 Net (gain) loss on investment transactions                                      4,557            1,508
                 Other charges, net                                                            (11,870)          (7,940)
                 Increase in funds held, accounts and other receivables                        (72,457)         (46,172)
                 Increase in reinsurance receivable                                            (51,059)          (3,091)
                 Increase in property and casualty losses and loss adjustment expenses         135,457           54,534
                 Decrease in other assets                                                      (18,890)          (5,347)
                 Increase in other liabilities                                                  99,702           87,974
                 Increase in cash pledged to secure trust  deposits                            (11,853)          15,406
                 Increase in trust deposits                                                      9,048          (16,064)
                                                                                             ---------        ---------
                             Net adjustments                                                    96,916           93,657
                                                                                             ---------        ---------
                             Cash provided by operations                                       146,937          131,711
                                                                                             ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of                                                                          (252,745)        (483,135)
         investments
         Maturities of investments                                                              43,113           47,744
         Sales of                                                                              244,798          266,537
         investments
         Purchases of property and equipment                                                   (24,401)         (11,619)
         Other,                                                                               (170,198)          62,398
         net
                                                                                             ---------        ---------
                             Net cash used in investing activities                            (159,433)        (118,075)
                                                                                             ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
         Principal payments on long-term debt                                                  (50,500)         (23,000)
         Proceeds of long-term debt                                                            110,000           45,410
         Treasury stock acquisitions                                                           (71,877)         (33,080)
         Net cash provided to discontinued operations                                           (5,097)          (4,997)
         Other,                                                                                  8,891            5,589
         net
                                                                                             ---------        ---------
                             Net cash used in financing activities                              (8,583)         (10,078)
                                                                                             ---------        ---------
                             Net (decrease) increase in cash                                   (21,079)           3,558
Cash at beginning of period                                                                     45,772           36,882
                                                                                             ---------        ---------
Cash at end of period                                                                        $  24,693        $  40,440
                                                                                             =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid during the period for:
                 Interest                                                                    $  20,440        $  19,979
                 Income taxes                                                                $  37,734        $  26,471
         Non-cash item:
                 Book value of spin-off of Chicago Title and Trust Company                   $ 413,767             --

                     Notes to the Consolidated Financial Statements

         This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997, and the Quarterly Report on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998 of Alleghany Corporation (the "Company").

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

         The Company's total comprehensive income (loss) for the three months and nine months ended September 30, 1998 and 1997 was $7,977 thousand and $99,029 thousand, and $83,476 thousand and $90,509 thousand, respectively. Comprehensive income includes the Company's net earnings adjusted for changes in unrealized appreciation of investments, which was $(13,370) thousand and $15,039 thousand, and $53,291 thousand and $69,471 thousand, and cumulative translation adjustments, which was $1,513 thousand and $1,244 thousand, and $83 and $(2,447) thousand, for the three months and nine months ended September 30, 1998 and 1997, respectively.

Contingencies

         The Company's subsidiaries and division are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The Company reported net earnings from continuing operations of $19.8 million on revenues of $244.6 million during the third quarter of 1998, compared with net earnings from continuing operations of $14.0 million on revenues of $205.0 million during the third quarter of 1997. Net earnings from continuing operations contributed $50.0 million on revenues of $683.6 million during the first nine months of 1998, compared with net earnings from continuing operations of $38.1 million on revenues of $595.6 million during the first nine months of 1997.

         Net earnings, which include discontinued operations, were $82.7 million in the first nine months of 1998, compared with $76.9 million in the first nine months of 1997. Chicago Title, which, as described in the notes above, is classified as a "discontinued operation," contributed net earnings of $32.7 million in the first nine months of 1998 (through the date of the spin-off on June 17, 1998), compared with $38.8 million in the first nine months of 1997.

         Net gains on investment transactions after taxes in the third quarter of 1998 totalled $4.9 million, compared with net losses of $174 thousand in the third quarter of 1997. Net gains on investment transactions after taxes in the first nine months of 1998 totalled $7.4 million, compared with net losses of $1.5 million in the first nine months of 1997.

         Underwriters Re Group, Inc. ("Underwriters Re Group") contributed pre-tax earnings of $17.5 million on revenues of $138.3 million in the third quarter of 1998, compared with $9.8 million on revenues of $115.1 million in the third quarter of 1997, and $42.5 million on revenues of $379.2 million in the first nine months of 1998, compared with $31.7 million on revenues of $337.6 million in the first nine months of 1997.

         The results of Underwriters Re Group for the third quarter of 1998 reflect a pre-tax gain of $4.6 million on sales of equity investments and higher investment income resulting from an increase in invested assets. The results in the 1998 third quarter and first nine months also reflect flat reinsurance premium levels due to a highly competitive and soft reinsurance market. Net written premiums for the third quarter of 1998 were $98.1 million compared with $99.0 million in the prior year third quarter, and $333.0 million for the first nine months of 1998 compared with $310.4 million in the prior year first nine months. As further discussed in Part II, Item 5, on October 23, 1998, Underwriters Re Group's subsidiary, Underwriters Reinsurance Company, completed its acquisition of Venton Holdings Ltd.

         Alleghany Asset Management contributed pre-tax earnings of $10.7 million on revenues of $35.6 million in the 1998 third quarter, compared with $6.0 million on revenues of $20.3 million in the 1997 third quarter, and $27.9 million on revenues of $92.4 million in the first nine months of 1998, compared with $14.6 million on revenues of $54.8 million in the first nine months of 1997.

         The improved results of Alleghany Asset Management from the prior year are primarily due to an increase in assets under management. As of September 30, 1998, Alleghany Asset Management managed $29.3 billion in assets, as compared with $21.3 billion as of September 30, 1997. Due to the decline in U.S. equity markets beginning in August 1998, assets under management as of September 30, 1998 decreased from the $31.7 billion held as of June 30, 1998. Volatile global markets have also resulted in a slowdown in the dollar levels being invested in equities. Continuance of such volatility and reduced market valuations could adversely affect assets under management and the future results of Alleghany Asset Management.

         World Minerals Inc. ("World Minerals") contributed pre-tax earnings of $6.4 million on revenues of $51.3 million in the 1998 third quarter, compared with $8.3 million on revenues of $53.0 million in the 1997 third quarter, and $14.9 million on revenues of $149.6 million in the first nine months of 1998, compared with $18.3 million on revenues of $152.8 million in the first nine months of 1997.

         The results of World Minerals for the 1998 third quarter and first nine months reflect the effects of increased competitive pressure, and rail car shortages and increased costs on World Minerals' Lompoc, California diatomite operations. The results in the first nine months of 1998 also reflect increased spending in research, operations and engineering. World Minerals' results in 1997 and 1998 were impacted by high costs related to its Chinese joint ventures.

         As of September 30, 1998, the Company beneficially owned approximately
22.29 million shares, or 4.7 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation which had an aggregate market value on that date of approximately

$719.0 million, or $32.25 per share, compared with a market value on December 31, 1997 of $685.5 million, or $30.75 per share (as adjusted for the stock split). The aggregate cost of such shares is approximately $253.7 million, or $11.38 per share.

         Alleghany common stockholders' equity per share as of September 30, 1998 was $167.41, a 4 percent increase from common stockholders' equity per share of $160.91 as of December 31, 1997, as adjusted for the spin-off of CT&T.

         Many computer programs utilized by each of the Company and its subsidiaries use only two digits in calendar dates to identify the year in the date. Failure to correct this situation could result in a significant disruption in business operations in the year 2000, which computer programs may recognize as year 1900. Each of the Company and its subsidiaries has undertaken a four-phase program to determine the extent of "Year 2000" compliance issues within each of its significant information technology and non-information technology systems (such as equipment which contain micro-processors) and to take appropriate remedial action. The four phases of the program are assessment, planning, execution and testing. After completing the assessment and planning phases earlier this year, each of the Company and its subsidiaries is currently in the execution and/or testing phases. Non-compliant systems are being reprogrammed or replaced, which thereafter are tested. It is anticipated that by year-end 1998 the execution and testing phases will be largely completed. The cost of remediation (including replacement software and hardware) and testing is currently expected to total $4.7 million, of which about $3.8 million has been incurred.

         Management presently believes that it will be able to timely resolve the Year 2000 issues affecting the computer systems of the Company and its subsidiaries and that the cost of addressing such matters will not have a material impact on the business, operations, or financial condition of the Company and its subsidiaries. However, the extent to which third party computer systems are adversely affected could, in turn, affect the ability of any of the Company and its subsidiaries to communicate with such third parties and could materially adversely affect the business, operations or financial condition of the Company and its subsidiaries.

         A risk faced by each of the Company and its subsidiaries is Year 2000 non-compliance of third parties with which it does business. Management believes that each of the Company and its subsidiaries has communicated with third parties whose failure to be Year 2000 compliant might materially affect the operations of the Company or such subsidiary. To date, each of the Company and its subsidiaries has received varying information from such third parties on the state of compliance or expected compliance. The Company and its subsidiaries do not have contingency plans in the event that any material third party providers are not compliant. As appropriate, contingency plans are expected to be developed by early 1999.

         In addition to issues faced by all industries in assuring Year 2000 compliance in their own computer systems and third-party relationships, the insurance industry may also face claims asserted under certain insurance and reinsurance policies for damages incurred by insureds due to Year 2000 computer problems. Underwriters Re Group is evaluating the potential insurance exposures arising from Year 2000 problems. A quantification of the insurance industry's or Underwriters Re Group's potential exposure to Year 2000 losses is not yet possible, as policy wordings vary and legal interpretations of possible insurance coverage for losses are likely to differ from jurisdiction to jurisdiction.

         Underwriters Re Group, through the use of questionnaires and other methods of determining a client's exposure to Year 2000 losses, has adjusted its current underwriting practices to address potential insurance exposures for Year 2000 losses. Upon evaluation of the responses to these questionnaires and/or other information, Underwriters Re Group may in some instances expressly cover a potential Year 2000 loss, but only on a limited basis; in other instances it may expressly exclude Year 2000 losses or decline to issue or renew a policy; and in some instances insurance policies and reinsurance policies are being written without express language of inclusion or exclusion of Year 2000 losses.

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

         The Company's results in the first nine months of 1998 are not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

(c)      Recent Sales of Unregistered Securities.

         On October 23, 1998, in connection with the acquisition of Venton Holdings Ltd. ("Venton") by Underwriters Reinsurance Company, Alleghany issued an aggregate of 22,344 shares of Alleghany common stock to seven Venton stockholders in exchange for their Venton shares. Such holders received approximately 16.29 shares of Alleghany common stock for each Venton share. The issuance was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

         On October 23, 1998, also in connection of the acquisition of Venton, Underwriters Re Group granted options (the "New Options") to purchase an aggregate of 40,876 shares of Alleghany common stock at an exercise price of $76.72 per share and to purchase an aggregate of 1,221 shares of Alleghany common stock at an exercise price of $162.98 per share to 21 employees and former employees of Venton in exchange for their options and/or warrants to purchase Venton stock. Such holders received options to purchase approximately
16.29 shares of Alleghany common stock for each Venton option or warrant. Generally, the terms of the New Options are similar to the predecessor Venton options and/or warrants; 1,497 of the New Options are currently exercisable, 10,549 of the New Options are exercisable beginning on April 23, 1999, and 30,051 of the New Options are exercisable beginning in July 2001. A new Option is forfeited to the extent not exercisable upon termination of the optionee's employment with Underwriters Re Group or a subsidiary. The grant of the New Options was exempt from registration under the Securities Act pursuant to
Section 4(2) thereof, as a transaction not involving a public offering.

         The above does not include unregistered issuances of the Company's common stock that did not involve a sale, consisting of issuances of common stock and other securities pursuant to employee incentive plans.


ITEM 5.  OTHER INFORMATION.

         The Company announced on October 23, 1998 that a wholly owned subsidiary of Underwriters Re Group, Underwriters Reinsurance Company ("URC"), completed the acquisition of Venton Holdings Ltd. ("Venton"), a Bermuda-based holding company which conducts a global insurance and reinsurance business with operations in London as well as Bermuda. At the closing, URC paid cash, the Company's stock and options valued at $190 million to acquire all of the equity of Venton from the current owners, including a subsidiary of Trident Partnership, L.P., X.L. Insurance Company Ltd., Risk Capital Reinsurance Company and members of Venton management. URC also assumed about $133 million in letter of credit obligations which support the activities of Venton's subsidiary Venton Underwriting Limited ("VUL") as an underwriting corporate member of Lloyd's. In addition to VUL, URC acquired Venton Underwriting Agencies Limited, a Lloyd's managing agency and subsidiary of Venton, for which Lloyd's gave approval.

         The insurance and reinsurance business underwritten by Venton is broad-based with a well-diversified product mix of property, casualty, marine and other risks. Its clients are located around the world, primarily in the United States, the United Kingdom, Western Europe, Canada and Australia. For 1999, Venton through its subsidiaries in London will manage pound sterling 285.5 million (US $486 million) of capacity, of which VUL will provide approximately 76%.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

         Exhibit Number                              Description

               27                               Financial Data Schedule

         (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the third quarter of 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ALLEGHANY CORPORATION
                                               Registrant



Date: November 11, 1998                        /s/ David B. Cuming
                                               David B. Cuming
                                               Senior Vice President
                                               (and principal financial officer)