Form 10-K
period 1998-12-31
ALLEGHANY CORP /DE
filed 1999-03-18
CIK 775368

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                             ---------------------
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

                                 Yes [X]     No
                                                ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 1, 1999, 7,217,848 shares of Common Stock were outstanding, and the aggregate market value (based upon the closing price of these shares on the New York Stock Exchange) of the shares of Common Stock of Alleghany Corporation held by non-affiliates was $1,065,506,208.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the indicated part(s) of this Report:

                                                                  PART
                                                                  ----
Annual Report to Stockholders of Alleghany Corporation for      I and II
  the year 1998
Proxy Statement relating to Annual Meeting of Stockholders        III
of Alleghany Corporation to be held on April 23, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ALLEGHANY CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                           DESCRIPTION                           PAGE
                                           -----------                           ----
                                       PART I
Item 1.            Business....................................................    2
Item 2.            Properties..................................................   26
Item 3.            Legal Proceedings...........................................   29
Item 4.            Submission of Matters to a Vote of Security Holders.........   30
Supplemental Item  Executive Officers of Registrant............................   30

                                       PART II
Item 5.            Market for Registrant's Common Equity and Related
                     Stockholder Matters.......................................   30
Item 6.            Selected Financial Data.....................................   30
Item 7.            Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................   31
Item 7A            Quantitative and Qualitative Disclosures About Market
                     Risk......................................................   31
Item 8.            Financial Statements and Supplementary Data.................   31
Item 9.            Changes in and Disagreements With Accountants on Accounting
                     and Financial Disclosure..................................   31

                                      PART III
Item 10.           Directors and Executive Officers of Registrant..............   31
Item 11.           Executive Compensation......................................   31
Item 12.           Security Ownership of Certain Beneficial Owners and
                     Management................................................   31
Item 13.           Certain Relationships and Related Transactions..............   31

                                       PART IV
Item 14.           Exhibits, Financial Statement Schedules and Reports on Form
                     8-K.......................................................   32
Signatures.....................................................................   39
Index to Financial Statement Schedule..........................................
FINANCIAL STATEMENT SCHEDULES..................................................
INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES..................
Index to Exhibits..............................................................
EXHIBITS.......................................................................

                                     PART I

ITEM 1.  BUSINESS.

     Alleghany Corporation ("Alleghany") was incorporated in 1984 under the laws of the State of Delaware. In December 1986, Alleghany succeeded to the business of its parent company, Alleghany Corporation, a Maryland corporation incorporated in 1929, upon the parent company's liquidation.

     Alleghany's principal executive offices are located at 375 Park Avenue, New York, New York 10152 and its telephone number is (212) 752-1356. Alleghany is engaged, through its subsidiary Underwriters Re Group, Inc. ("Underwriters Re Group") and its subsidiaries, in the property and casualty reinsurance and insurance businesses. Alleghany is also engaged, through its subsidiary Alleghany Asset Management, Inc. ("Alleghany Asset Management") and its subsidiaries, in the financial services business. In addition, Alleghany is engaged, through its subsidiaries World Minerals Inc. ("World Minerals"), Celite Corporation ("Celite") and Harborlite Corporation ("Harborlite") and their subsidiaries, in the industrial minerals business. Alleghany conducts a steel fastener importing and distribution business through its Heads and Threads division.

     Until June 17, 1998, Alleghany was also engaged, through its subsidiaries Chicago Title and Trust Company ("CT&T"), Chicago Title Insurance Company, Security Union Title Insurance Company and Ticor Title Insurance Company and their subsidiaries, in the sale and underwriting of title insurance and in other real estate-related services businesses. On that date, Alleghany completed the tax-free spin-off of Chicago Title Corporation, the newly formed holding company of CT&T, to Alleghany stockholders. As a part of the spin-off, the common stock of Chicago Title Corporation was listed on the New York Stock Exchange under the symbol "CTZ."

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

     During 1994 and early 1995, with temporary borrowings under Alleghany's revolving credit agreement, the proceeds from the sale of Sacramento Savings and cash on hand, Alleghany and its subsidiaries acquired a substantial number of shares of common stock of Santa Fe Pacific Corporation ("Santa Fe"). On September 22, 1995, Santa Fe and Burlington Northern, Inc. merged under a new holding company named Burlington Northern Santa Fe Corporation ("BNSF"). As a result of the merger, the shares of Santa Fe beneficially owned by Alleghany were converted into about 7.43 million shares of BNSF, or about 4.7 percent of BNSF's currently outstanding common stock. BNSF is engaged primarily in rail transportation. BNSF owns one of the largest railroad networks in North America, providing transportation services to shippers throughout the western two-thirds of the United States as well as to Canada and Mexico.

     In 1998, Alleghany studied a number of potential acquisitions. Alleghany intends to continue to expand its operations through internal growth at its subsidiaries as well as through possible operating-company acquisitions and investments.

     Reference is made to Items 7 and 8 of this Report for further information about the business of Alleghany in 1998. The consolidated financial statements of Alleghany, incorporated by reference in Item 8 of this Report, include the accounts of Alleghany and its subsidiaries for all periods presented.

           PROPERTY AND CASUALTY REINSURANCE AND INSURANCE BUSINESSES

GENERAL

     Underwriters Re Group, Inc. ("URG"), formerly known as URC Holdings Corp., headquartered in Calabasas, California, is engaged in the property and casualty reinsurance and insurance businesses, through

Underwriters Reinsurance Company ("Underwriters") and its primary insurance subsidiaries (collectively, "Underwriters Re Group"). Underwriters was organized in 1867 as a primary insurer in New York under the name "Buffalo German Insurance Company." By 1970, Underwriters had become principally a reinsurer, and in 1977 it changed its corporate domicile to New Hampshire. Underwriters operates throughout the United States, including Puerto Rico and the District of Columbia, and Canada, either as a licensed carrier or accredited reinsurer, and has branch offices in Chicago, Houston, New York and Calabasas.

     On October 23, 1998, Underwriters acquired Venton Holdings Ltd. ("VHL") for approximately $181.1 million in cash and Alleghany common stock valued at approximately $8.9 million. VHL, through its subsidiaries, is a managing agent and provider of corporate capital for syndicates in the Lloyd's insurance market, and also has operations in Bermuda. In connection with the purchase, Underwriters established a letter of credit facility in the amount of $225 million to support the corporate capital provided by VHL to the Lloyd's syndicates that it manages. The acquisition of VHL and its subsidiaries is expected to enhance the competitive position of Underwriters Re Group by providing access to the Lloyd's and Bermuda markets, as well as diversifying the group's growth and earnings prospects outside the United States.

     In October 1993, Alleghany acquired approximately 93 percent of URG, and thereafter contributed about $51 million in 1993 and $100 million in 1994 to the capital of Underwriters Re Group. The capital contribution in 1994 was in the form of about 6 million shares of Santa Fe common stock, which was subsequently converted into approximately 7.4 million shares of BNSF common stock. On October 3, 1997, Alleghany exchanged shares of Alleghany Common Stock for shares of common stock of URG held by ten employees of URG and representing 2.7 percent of the outstanding common stock of URG. Alleghany now owns all of the issued and outstanding shares of common stock of URG. As of December 31, 1998, Underwriters' statutory surplus was $602.6 million.

  Reinsurance

     Since 1995, Underwriters has been rated "A+ (Superior)" by A.M. Best Company, Inc., an independent insurance industry rating organization ("Best's"). Best's publications indicate that such rating is assigned to companies which Best's believes have achieved superior overall performance and have a very strong ability to meet their obligations over a long period of time. According to Best's, the rating reflects Underwriters' consistently strong operating results, solid capitalization and strong presence in the broker market.

     Additionally, since 1995 Underwriters has been rated "AA- (Excellent)" by Standard & Poor's. Standard & Poor's publications indicate that this rating is assigned to companies with strong capacity to meet policyholders' obligations under a variety of economic and underwriting conditions.

  Primary Insurance

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

     CUIC is a California property and casualty insurance company that focuses on specialized primary commercial insurance, individual commercial excess liability insurance, commercial surplus lines, and specialized personal lines liability insurance, including excess private passenger liability and comprehensive personal liability insurance. CUIC conducts its business in California and New York on an admitted basis and in 45 other states, Guam and the District of Columbia on an approved nonadmitted basis. In 1998, CUIC generated $82.9 million in direct written premiums and retained net written premiums of $29.8 million representing 6.8 percent of Underwriters Re Group's consolidated net written premiums in 1998.

     UIC has licenses to write primary property and casualty insurance in 48 states and the District of Columbia and focuses on marine insurance, primary liability policies for medium- to large-sized businesses and certain professional liability coverages. In 1998, UIC generated $57.2 million in direct written premiums and retained net written premiums of $21.0 million, constituting 4.8 percent of Underwriters Re Group's consolidated net written premiums in 1998.

     NUIC is licensed to write property and casualty insurance in New Hampshire, and is qualified on a non-admitted basis in California and New York. Its focus is on general liability policies for medium to large-sized businesses. In 1998, NUIC generated $8.6 million in direct written premiums and retained net written premiums of $3.1 million, constituting 0.7 percent of Underwriters Re Group's consolidated net written premiums in 1998.

     The Center Insurance Services, Inc. ("The Center"), was established in 1995 as a wholly owned subsidiary of URG to capitalize on the considerable expertise of certain individuals in handling specialized classes of primary business. The Center's four subsidiaries act as agents and underwrite business on behalf of CUIC, UIC, NUIC and at present, to a lesser extent, non-affiliated insurers. Business underwritten by The Center includes marine insurance, products liability insurance, general liability insurance for certain insureds with self-insured retentions and vehicle service contracts. During 1998, approximately $79.8 million of gross written premiums was underwritten by The Center. The Center's subsidiaries have offices in Kennesaw and Roswell, Georgia, New York, New York and St. Louis, Missouri.

  International

     Representative offices were established in Barbados at the end of 1995 and in London, England in 1996 to capitalize on international underwriting opportunities. In addition, in 1995, Underwriters Re Group made a strategic investment in a reinsurance company in Barbados.

  Venton Holdings Ltd.

     Underwriters acquired VHL in October 1998. Due to the complexity of converting Lloyd's accounting information to U.S. accounting principles, the consolidated financial statements of Alleghany incorporated by reference in Item 8 of this Report do not include the accounts of VHL, except that Alleghany's consolidated balance sheet as of December 31, 1998 includes VHL's accounts as of September 30, 1998, which date is being used as the opening balance sheet date. VHL's accounts will be included in the consolidated financial statements of Alleghany on a one-quarter lag. Therefore, VHL's results from the date of purchase through December 31, 1998 will be included in Alleghany's consolidated financial statements for the quarter ending March 31, 1999.

     VHL participates in the Lloyd's market through its subsidiaries Venton Underwriting Agencies Ltd. ("Venton"), and Venton Underwriting Ltd. ("VUL"). Venton is a managing agency for three Lloyd's syndicates: Syndicate 376 (non-marine), Syndicate 1183 (marine) and Syndicate 1207 (non-marine). In 1998, the three syndicates had available capacity of approximately L271 million (equivalent to a maximum gross premiums written of $580 million); such capacity increased to L301.8 million for 1999. Venton is currently the thirteenth-largest managing agency in Lloyd's, representing about 2.9 percent of the market's 1999 capacity. VUL and two affiliated companies are corporate names at Lloyd's which provide capital to the syndicates managed by Venton, including, on an exclusive basis, to Syndicate 1207. They provided approximately L169.1 million, or 62.3 percent, of the available capacity of the Venton-managed syndicates for 1998, and approximately L234.4 million, or 77.7 percent, of such syndicates' available capacity for 1999, the remainder in each year being supplied by non-affiliated persons. Corporate capital was first admitted by Lloyd's in 1994 in response to shortages of capacity due to poor results in the Lloyd's market prior to 1993. Since then, Venton's strategy has been to increase its proportion of corporate capital. The following discussion relates to the Venton-managed syndicates in general, including the participation therein by VUL and its two affiliated corporate capital providers.

     Approximately two-thirds of Venton's 1998 gross premiums written were generated by its primary insurance operations, with reinsurance comprising the remaining one-third. Venton's insurance and reinsur-ance operations focus on specialty commercial lines that Venton believes provide opportunities for strong profitability. Through the syndicates it manages, Venton underwrites risks across diverse commercial classes, including property (marine and non-marine) and casualty (such as financial institution and directors and officers liability insurance), at varying risk layers from primary coverage to high layer excess of loss. The majority of Venton's casualty business is on a claims-made basis. Venton's risks are located around the world, primarily in the United States, the United Kingdom, Western Europe, Canada and Australia. About half of Venton's business in the 1998 year of account involved insureds located in the United States and risks located in the United States of non-U.S. insureds.

     In general, Lloyd's syndicates, including those managed by Venton, may only access business through Lloyd's brokers. The Venton-managed syndicates have strong and long-standing relationships with the principal brokers in the Lloyd's market. Reflecting the typical level of concentration, Aon, J&H Marsh & McLennan and Willis Faber produced a substantial portion of the business of the Venton-managed syndicates done in the Lloyd's market. Without the replacement of business from other brokers, the termination of relationships with any one of these brokers could have a material adverse effect on Venton's results of operations. No such terminations are anticipated.

     For certain lines of business, it is possible to utilize a service company to access and service business from both Lloyd's and non-Lloyd's brokers. Venton manages two such service companies, Yachtsure Ltd. and Venton Risk Services Ltd. These companies deal predominantly with Lloyd's brokers but also access business from non-Lloyd's brokers in the U.K. and overseas.

     The Venton-managed syndicates establish reserves for the estimated unpaid liability for losses and loss expenses for claims made under the terms of its policies and agreements. Such reserves are determined by Venton claims personnel based upon a variety of factors, including an evaluation of the nature of the claim, the coverage afforded by the policy, the jurisdiction in which the claim is brought and general economic and social conditions. Additional reserves are established on an aggregate basis to provide for losses incurred but not yet reported. Venton engages an independent actuarial firm to review the reserving methods and assumptions of the syndicates. Although such reserves are necessarily based on estimates and therefore the ultimate losses and loss expenses may differ from such reserves, the management of Venton believes that reserves for losses at September 30, 1998 are adequate.

     The investment policy of the Venton-managed syndicates is to maximize overall return, in accordance with guidelines established by Lloyd's and Underwriters. With rare exception, Lloyd's syndicates are required to provide profit distributions to members (both individual names and corporate capital providers) annually upon the close of each three-year underwriting cycle, and portfolio managers engaged by Venton to manage the syndicates' portfolios have adopted a conservative approach to investments. Investments, which are held in trust at Lloyd's, consist mainly of cash and cash equivalents and bonds issued by governments or public authorities; these investments constituted about 90 percent of the syndicates' total investment portfolio as of September 30, 1998.

     The Venton-managed syndicates compete for business with other Lloyd's syndicates and major international insurers and reinsurers. On international risks, competition may also come from the domestic insurers in the country of origin of the insured. Competition is based on many factors, including underwriting expertise, premiums charged and overall financial strength.

     Venton's operations in the United Kingdom are subject to regulation by Lloyd's. Lloyd's Regulatory Division establishes rules and regulations that must be adhered to by all businesses in the Lloyd's market. These cover such areas as capital adequacy, related party transactions, ownership and control, standards of conduct and conflicts of interest. The prior approval of Lloyd's was required for the acquisition of Venton by Underwriters.

     Lloyd's is at present primarily self-governing, subject to overall supervision by the Treasury in the U.K.; however, the U.K. government has announced the establishment of the Financial Services Authority as a single independent regulator that will supervise the securities, bank and insurance industries, including Lloyd's. The framework for such supervision is currently under discussion by relevant authorities in the U.K.

     VHL and its subsidiaries employed 94 persons as of December 31, 1998.

     Other than as specifically noted, the following information relating to Underwriters Re Group and its subsidiaries does not include information relating to VHL and its subsidiaries.

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

     In 1998, Underwriters wrote 58% of its treaty business and all of its facultative certificate business through reinsurance brokers. The remaining treaty business was principally reinsurance of portions of the primary insurance underwritten by subsidiaries of Underwriters. By working primarily through brokers, Underwriters does not need to maintain a large sales organization which, during periods of reduced premium volume, could result in significant non-productive overhead. In addition, management believes that submissions from the broker market, including those for certain targeted specialty coverages, are more numerous and diverse than would be available through a salaried sales organization. Consequently, Underwriters is able to exercise greater selectivity than would usually be possible in dealing directly with ceding companies. As a result of certain of Underwriters' subsidiaries placing reinsurance on their primary business through reinsurance brokers, management believes that such brokers may also bring more reinsurance opportunities to Underwriters.

     Reinsurance brokers regularly approach Underwriters for quotations on reinsurance being placed on behalf of ceding companies. In 1998, Underwriters paid brokers $10.0 million in commissions, which represents approximately 2.0% of its gross written premiums of $505.9 million. Underwriters' five leading brokers, accounted for 51% of Underwriters' gross written premiums in 1998. Over this period, Guy Carpenter & Co., Jardin Thompson Graham Ltd. and E.W. Blanch Company accounted for 14.6%, 11.6% and 10.9% of such premiums, respectively, and no other broker accounted for more than 10% of such premiums. The brokers that account for relatively large percentages of gross written premiums tend to vary from year to year. Management does not believe that the termination of its business with any one broker would have a material effect on Underwriters Re Group's financial condition or results of operations.

     A significant percentage of Underwriters' gross written premiums are generally obtained from a relatively small number of ceding companies. In 1998, approximately 27% of gross written premiums were obtained from Underwriters' ten largest unaffiliated ceding companies. No unaffiliated ceding company accounted for more than 10% of such premiums. The ceding companies that account for relatively large percentages of gross written premiums tend to vary from year to year. Management does not believe that the loss of any one ceding company account would have a material effect on Underwriters Re Group's financial condition or results of operations.

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

UNDERWRITING OPERATIONS

  Reinsurance

     Underwriters maintains a disciplined underwriting program with a focus on generating profitable business rather than on increasing market share. Underwriters has maintained a defensive underwriting posture by reducing writings in lines of business that offer inadequate contract terms. Another factor supporting Underwriters' underwriting discipline is its focus on low level attachment points (i.e., dollar-levels at which risk is assumed). While such layers are generally characterized by greater loss frequency, they are also characterized by lower loss severity and quicker loss settlement than layers with higher attachment points. Management believes that these factors result in greater predictability of losses, which improves Underwriters' ability to analyze its exposure on each contract and to price such exposure appropriately.

     In addition, Underwriters seeks to serve as lead or co-lead underwriter on its treaties. Management believes that, as lead or co-lead underwriter, Underwriters is able to influence more effectively the pricing and terms of the treaties into which it enters and thereby achieve better underwriting results. During 1998, Underwriters acted as lead or co-lead underwriter on a majority of its treaty business.

     Treaty reinsurance generated approximately $378 million, or 99%, of Underwriters' net written premiums in 1998. Facultative certificate reinsurance is no longer a significant source of premiums. Casualty lines represented approximately 65% of Underwriters Re Group's net written premiums, with the remainder represented by property lines. Reinsurance written on an excess of loss basis represented approximately 50% of Underwriters' net reinsurance written premiums, with reinsurance written on a pro rata basis representing the balance. In 1998, Underwriters Re Group's net written premiums increased $24.0 million, or 5.8%, from 1997. Management believes that the increase in such premiums is attributable primarily to growth in Underwriters Re Group's primary insurance operations.

     Underwriters generally wrote up to $2.0 million per reinsurance risk in 1998 on a net basis. In the case of reinsurance of certain clash coverage, Underwriters has written up to $2.5 million on a net basis and in limited circumstances has accepted more. The largest net risk assumed in 1998 was $13.3 million.

  Primary Insurance

     Underwriters Re Group's underwriting strategy is to identify insurance opportunities that can be profitably underwritten. Such business is generally in less competitive segments of the overall insurance marketplace because they frequently require a higher level of underwriting expertise or are not viewed as acceptable in conventional markets for some other reason. Many of the classes and risks underwritten are in otherwise normally accepted categories but are viewed as nonstandard due to past loss history. Business written that is viewed as requiring special expertise would include marine insurance, professional liability and errors and omissions insurance. Risks are underwritten by employees of the primary companies and by both affiliated and unaffiliated underwriting agents. Underwriters Re Group wrote up to $1.0 million per primary insurance risk in 1998 on a net basis.

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

     Underwriters carefully evaluates potential retrocessionaires, which must meet the approval of several members of senior management before being engaged. Once engaged, Underwriters monitors the financial condition of its retrocessionaires and takes appropriate actions to eliminate or minimize bad debt exposure. Generally, Underwriters requires that unpaid losses and loss adjustment expenses for non-admitted reinsurers that are not regulated by domestic insurance regulatory authorities be collateralized by letters of credit, funds withheld or pledged trust agreements. Additionally, commutations may be taken to reduce or eliminate credit exposure when necessary. Although there can be no assurance that such will be the case in future years, Underwriters' write-offs for unrecoverable reinsurance were negligible in 1998 and 1997. As of December 31, 1998, Underwriters had an allowance for estimated unrecoverable reinsurance of $3.4 million.

     Underwriters currently has reinsurance contracts in force which cede to retrocessionaires risks in excess of Underwriters' net risk retention. Underwriters cedes up to $1.5 million per casualty facultative risk and up to $1.1 million per property facultative risk. Underwriters also has an aggregate reinsurance contract to cover losses up to $125.0 million incurred during the period July 1, 1998 through June 30, 1999 in excess of a 98.2% net loss and loss adjustment expense ratio. Such net loss ratio is calculated by dividing losses by premiums net of commissions and brokerage. The contract covers essentially all lines of business written by Underwriters; however, property catastrophe losses are subject to a sublimit of $100.0 million. Upon its expiration, management expects to renew this contract or to enter into a new contract providing similar coverage. In addition, Underwriters from time to time purchases retrocessional reinsurance in varying amounts for specific assumed treaties.

     Underwriters has two reinsurance contracts with Continental Casualty Company (the "Continental Contracts") that provide coverage for pre-1987 business up to an aggregate limit of $200.0 million. Underwriters received payments under these contracts totaling $23.7 million in 1997 and $22.1 million in 1998, reducing the reinsurance receivable attributable to such contracts from $87.8 million at year-end 1997 to $65.7 million at year-end 1998. Such receivable is secured by a trust fund dedicated solely to payments under the Continental Contracts.

     As of December 31, 1998, Underwriters had reported reinsurance receivables of $491.2 million through retrocessional agreements, including $65.7 million of reinsurance receivables under the Continental Contracts, which was fully secured as described above, and $218 million due from another reinsurer, 98.7 percent of which was secured with a combination of letters of credit and funds withheld.

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

     Underwriters Re Group reviews its aggregate loss reserves at least twice each year. Between the semi-annual reviews, Underwriters Re Group updates its loss reserves by applying the loss ratios determined in the previous review to earned premiums to date, less incurred losses reported. Underwriters Re Group does not discount its reserves for anticipated investment income. There are inherent uncertainties in estimating reserves due primarily to the significant periods of time that may elapse between occurrence of an insured or reinsured loss and reporting and ultimate settlement of such loss, the diversity of development patterns among different lines of business and types of reinsurance, and the necessary reliance on the ceding company for information regarding reinsurance claims. Actual losses and loss expenses may deviate, perhaps substantially, from reserves in Underwriters Re Group financial statements, which could have a material adverse effect on Underwriters Re Group financial condition and results of operations. Based on current information, management believes reserves for losses and loss expenses at December 31, 1998 are adequate.

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

     For asbestos claims, Underwriters closely reviews precautionary notices which concern any named insured previously linked to large asbestos exposure (a "target defendant"). If the named insured is a "target defendant," Underwriters assumes there is a probability of loss even if the named ceding company has not itself reported reserves. IBNR reserves are recorded based on this review, as well as an additional subjective evaluation of the aggregate reported losses (approximately $2.9 million per year) for the last three years. The per year figures are net of reinsurance, including the Continental Contracts.

     For environmental impairment claims, Underwriters establishes case reserves and reviews precautionary notices as described above. Ultimate environmental impairment claims exposure is especially uncertain because of the problematic apportionment of clean-up costs under federal and state laws, the uncertain enforceability of contract exclusions and the lack of specific "target defendants." IBNR reserves are recorded based on Underwriters' assessment of precautionary notices and a review of aggregate reported losses (approximately $1.5 million per year) for the last three years. The per year figures are net of reinsurance, including the Continental Contracts.

     During the three years ended December 31, 1998, the average net loss payment per claim (open and settled) for asbestos and environmental impairment exposures (excluding cessions to the Continental Contracts) was $17,250 and $33,300, respectively, and the highest paid loss was $0.7 million for an asbestos claim and $1.0 million for an environmental impairment claim, in each case net of ceded reinsurance (excluding cessions to the Continental Contracts). All loss payments for asbestos and environmental impairment exposures for the last three years have been recovered through cessions to the Continental Contracts. Most claims paid to date have been paid under contracts with varying levels of retention by the ceding company or insurer. Although the range of losses paid by Underwriters has been wide, most losses paid have involved dollar amounts at the lower end of such range.

     As of December 31, 1998, Underwriters' case and IBNR reserves (net of reinsurance, including cessions to the Continental Contracts) totaled approximately $23.0 million for asbestos liabilities, which includes reserves for approximately 694 open claims where cedents have advised Underwriters that they currently expect to recover from Underwriters. As of December 31, 1998, Underwriters' case and IBNR reserves (net of reinsurance, including cessions to the Continental Contracts) totaled about $24.0 million for environmental impairment claims, which includes reserves for approximately 438 open claims where cedents have advised Underwriters that they currently expect to recover from Underwriters. Additionally, ceding companies have submitted 1,591 precautionary notices for asbestos claims and 4,530 precautionary notices for environmental impairment claims to Underwriters; however, based on information provided by the ceding companies and Underwriters' assessment of such claims, Underwriters does not currently expect the losses with respect to such claims to grow large enough to reach Underwriters' layer of reinsurance coverage.

     The reconciliation of the beginning and ending reserves for unpaid losses and LAE related to asbestos and environmental impairment claims for the last three years (net of cessions to the Continental Contracts, but excluding an additional $13.9 million provision for such claims, discussed in the text following the tables), is shown below (dollars in thousands):

      RECONCILIATION OF ASBESTOS-RELATED CLAIMS RESERVE FOR LOSSES AND LAE

                                                         1998       1997       1996
                                                        -------    -------    -------
Reserve, net of reinsurance recoverables, as of
  January 1...........................................  $21,172    $17,494    $14,494
Incurred loss, net of reinsurance.....................    1,872      3,678      3,000
Paid loss, net of reinsurance.........................        0          0          0
                                                        -------    -------    -------
Reserve, net of reinsurance recoverables, as of
  December 31.........................................   23,044     21,172     17,494
Reinsurance recoverables, as of December 31...........   15,746     14,726     15,176
                                                        -------    -------    -------
Reserve, gross of reinsurance recoverables, as of
  December 31.........................................  $38,790    $35,898    $32,670
                                                        =======    =======    =======
Type of reserve, net of reinsurance recoverables:
  Case................................................  $ 3,544    $ 3,172    $ 4,494
  IBNR................................................   19,500     18,000     13,000
                                                        -------    -------    -------
Total.................................................  $23,044    $21,172    $17,494
                                                        =======    =======    =======

  RECONCILIATION OF ENVIRONMENTAL IMPAIRMENT CLAIMS RESERVE FOR LOSSES AND LAE

                                                         1998       1997       1996
                                                        -------    -------    -------
Reserve, net of reinsurance recoverables, as of
  January 1...........................................  $23,922    $22,600    $19,600
Incurred loss, net of reinsurance.....................       28      1,322      3,000
Paid loss, net of reinsurance.........................        0          0          0
                                                        -------    -------    -------
Reserve, net of reinsurance recoverables, as of
  December 31.........................................   23,950     23,922     22,600
Reinsurance recoverables, as of December 31...........    4,222      4,640      4,939
                                                        -------    -------    -------
Reserve, gross of reinsurance recoverables, as of
  December 31.........................................  $28,172    $28,562    $27,539
                                                        =======    =======    =======
Type of reserve, net of reinsurance recoverables:
  Case................................................  $ 9,950    $10,922    $ 9,600
  IBNR................................................   14,000     13,000     13,000
                                                        -------    -------    -------
Total.................................................  $23,950    $23,922    $22,600
                                                        =======    =======    =======

     Increases to asbestos and environmental impairment claims reserves, if any, may be covered to varying degrees by Underwriters' existing reinsurance contracts with its retrocessionaires.

     In addition to case and IBNR reserves for asbestos and environmental impairment claims reported in the tables above, Underwriters carries an additional reserve for such exposures in its financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). The amount of such reserve was $13.9 million as of December 31, 1998, compared with $18.9 million as of December 31, 1997. While there can be no assurance that such total reserves will be adequate, management believes that Underwriters' total asbestos and environmental impairment reserves, taking into consideration the additional GAAP reserves, are a reasonable provision for such claims.

  Changes in Historical Net Loss and LAE Reserves

     The following table shows changes in historical net loss and LAE reserves for Underwriters Re Group for each year since 1988. Reported reserve development is derived primarily from information included in statutory financial statements of Underwriters, CUIC, UIC and NUIC. The first line of the upper portion of the table shows the net reserves at December 31 of each of the indicated years, representing the estimated amounts of net outstanding losses and LAE for claims arising during that year and in all prior years that are unpaid, including losses that have been incurred but not yet reported to Underwriters Re Group. For the year ended December 31, 1998, the first line also includes the loss reserves associated with the corporate capital provided by VUL and two affiliated companies to the Venton-managed syndicates at Lloyd's. The upper
(paid) portion of the table shows the cumulative net amounts paid as of December 31 of successive years with respect to the net reserve liability for each year. The lower portion of the table shows the re-estimated amount of the previously recorded net reserves for each year based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about claims for individual years. In evaluating the information in the table, it should be noted that a reserve amount reported in any period includes the effect of any subsequent change in such reserve amount. For example, if a loss was first reserved in 1988 at $100,000 and was determined in 1991 to be $150,000, the $50,000 deficiency would be included in the Cumulative Redundancy (Deficiency) row shown below for each of the years 1988 through 1990.

     Conditions and trends that have affected the development of the net reserve liability in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table. During the mid-1980s, the reinsurance industry, including Underwriters Re Group, experienced substantial underwriting losses. Such losses are reflected in the table, beginning with the comparatively high cumulative deficiencies in the year 1988. The cumulative reserve deficiencies in the years 1988 through 1992 primarily resulted from prior increases to asbestos and environmental impairment claims reserves and includes the $35.8 million reserve strengthening in 1993.

             CHANGES IN HISTORICAL NET RESERVES FOR LOSSES AND LAE
                                 (IN MILLIONS)

                                                                          YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------------------------------------
                                            1988    1989   1990   1991   1992   1993   1994    1995     1996     1997     1998
                                            -----   ----   ----   ----   ----   ----   ----   ------   ------   ------   ------
Net liability as of the end of year.......  $ 461   $453   $411   $411   $437   $509   $536   $  628   $  732   $  784   $1,000
Cumulative amount of net liability paid as
  of:
  One year later..........................  $ 119   $137   $101   $ 84   $ 98   $112   $102   $  117   $  175   $  134       --
  Two years later.........................    242    227    173    161    178    189    167      214      247       --       --
  Three years later.......................    306    285    239    214    236    236    220      256       --       --       --
  Four years later........................    348    342    274    254    266    265    252       --       --       --       --
  Five years later........................    394    370    294    276    287    285     --       --       --       --       --
  Six years later.........................    414    384    311    287    301     --     --       --       --       --       --
  Seven years later.......................    425    396    319    296     --     --     --       --       --       --       --
  Eight years later.......................    434    403    326     --     --     --     --       --       --       --       --
  Nine years later........................    440    407     --     --     --     --     --       --       --       --       --
  Ten years later.........................    440     --     --     --     --     --     --       --       --       --       --
Net liability re-estimated as of:
  One year later..........................    454    457    414    412    483    516    539      629      727      782       --
  Two years later.........................    457    460    421    455    487    518    538      622      724       --       --
  Three years later.......................    462    474    465    460    491    523    531      620       --       --       --
  Four years later........................    492    520    472    469    496    519    530       --       --       --       --
  Five years later........................    538    528    485    469    493    519     --       --       --       --       --
  Six years later.........................    548    545    483    468    498     --     --       --       --       --       --
  Seven years later.......................    568    544    479    472     --     --     --       --       --       --       --
  Eight years later.......................    567    541    485     --     --     --     --       --       --       --       --
  Nine years later........................    567    550     --     --     --     --     --       --       --       --       --
  Ten years later.........................    573     --     --     --     --     --     --       --       --       --       --
  Cumulative Redundancy (Deficiency)......  $(112)  $(97)  $(74)  $(61)  $(61)  $(10)  $  6   $    8   $    8   $    2       --
Gross Liability -- End of Year............                                      $861   $940   $1,014   $1,110   $1,159   $1,555
Reinsurance Recoverable...................                                       352    404      386      378      375      555
                                                                                ----   ----   ------   ------   ------
Net Liability -- End of Year..............                                      $509   $536   $  628   $  732   $  784   $1,000
                                                                                ====   ====   ======   ======   ======
Gross Re-estimated Liability -- Latest....                                      $921   $934   $1,056   $1,165   $1,280
Re-estimated Recoverable -- Latest........                                       402    404      436      441      498
                                                                                ----   ----   ------   ------
Net Re-estimated Liability -- Latest......                                      $519   $530   $  620   $  724   $  782
                                                                                ====   ====   ======   ======

     The reconciliation between the reserves reported in the annual statements filed with state insurance departments in accordance with statutory accounting practices ("SAP") and those reported in Underwriters Re Group's (including Venton) consolidated financial statements prepared in accordance with GAAP for the last three years is shown below (in thousands):

   RECONCILIATION OF RESERVES FOR LOSSES AND LAE FROM SAP BASIS TO GAAP BASIS

                                                              DECEMBER 31
                                                 --------------------------------------
                                                    1998          1997          1996
                                                 ----------    ----------    ----------
Statutory Reserves.............................  $  866,647    $  765,419    $  705,106
Venton Reserves................................     119,905             0             0
Additional Mass Action Reserves(1).............      13,850        18,850        27,350
Reinsurance Recoverables.......................     554,416       374,801       377,564
                                                 ----------    ----------    ----------
GAAP Reserves..................................  $1,554,818    $1,159,070    $1,110,020
                                                 ==========    ==========    ==========

---------------
(1) Amount represents additional reserves recorded by Underwriters in 1993 for probable asbestos-related and environmental impairment claims exposure.

     The reconciliation of reserves for Underwriters Re Group (including Venton) for the last three years on a GAAP basis is shown below (in thousands):

                 RECONCILIATION OF RESERVES FOR LOSSES AND LAE

                                                    1998          1997          1996
                                                 ----------    ----------    ----------
Reserve, net of reinsurance recoverables, as of
  January 1....................................  $  784,269    $  732,456    $  628,420
Incurred loss, net of reinsurance, related to:
  Current year.................................     290,513       267,530       242,332
  Prior years..................................      (2,254)       (5,702)        1,393
                                                 ----------    ----------    ----------
Total incurred loss, net of reinsurance........     288,259       261,828       243,725
                                                 ----------    ----------    ----------
Paid loss, net of reinsurance, related to:
  Current year.................................     (57,788)      (35,033)      (23,341)
  Prior years..................................    (134,243)     (174,982)     (116,348)
                                                 ----------    ----------    ----------
Total paid loss, net of reinsurance............    (192,031)     (210,015)     (139,689)
                                                 ----------    ----------    ----------
Venton reserves, net of reinsurance
  recoverables, as of September 30.............     119,905             0             0
Reserve, net of reinsurance recoverables, as of
  December 31..................................   1,000,402       784,269       732,456
Reinsurance recoverables, as of December 31....     554,416       374,801       377,564
                                                 ----------    ----------    ----------
Reserve, gross of reinsurance recoverables, as
  of December 31...............................  $1,554,818    $1,159,070    $1,110,020
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

     The following table reflects investment results for the fixed maturity portfolio of Underwriters Re Group for the years ended December 31, 1998, 1997 and 1996 (dollars in thousands):

                               INVESTMENT RESULTS

                                                  NET           NET        PRE-TAX
                                                PRE-TAX      AFTER-TAX     REALIZED
                                AVERAGE        INVESTMENT    INVESTMENT     GAINS      EFFECTIVE    AFTER-TAX
PERIOD                      INVESTMENTS(1)     INCOME(2)     INCOME(3)     (LOSSES)    YIELD(4)     YIELD(5)
------                      ---------------    ----------    ----------    --------    ---------    ---------
Year Ended December 31,
  1998....................    $1,244,611        $74,895       $54,614       $ 844         6.0%         4.4%
Year Ended December 31,
  1997....................    $1,147,064        $69,229       $50,239       $(855)        6.0%         4.4%
Year Ended December 31,
  1996....................    $  984,345        $59,542       $42,971       $ (94)        6.0%         4.4%

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

     As of December 31, 1998, the equity portfolio of Underwriters Re Group was carried at a market value of approximately $290.0 million with an original cost of approximately $135.5 million, and consisted primarily of approximately 7.4 million shares of BNSF common stock. The cost of equities listed in the table below, $109.7 million, includes the cost paid by Alleghany for the BNSF common stock prior to being contributed to Underwriters Re Group. In 1998, Underwriters Re Group realized a gain of $6.6 million related to the sale of equity securities and had dividend income of $6.6 million therefrom.

     The following table summarizes the investments of Underwriters Re Group, excluding cash, as of December 31, 1998, with all investments carried at fair value (dollars in thousands):

                                                                   INVESTMENTS
                                               ----------------------------------------------------
                                                AMORTIZED COST OR COST            FAIR VALUE
                                               ------------------------    ------------------------
                                                 AMOUNT      PERCENTAGE      AMOUNT      PERCENTAGE
                                               ----------    ----------    ----------    ----------
Short-term investments.......................  $  108,388         8%       $  108,388         7%
Corporate bonds..............................     278,283        21           285,539        19
United States government and government
  agency bonds...............................     126,641        10           129,330         8
Mortgage- and asset-backed securities........     275,308        21           284,155        19
Foreign bonds................................      26,146         2            25,809         2
Redeemable and auction preferred stocks......      21,618         2            22,243         1
Municipal bonds..............................     371,371        28           383,253        25
Equity securities(1).........................     109,643         8           290,029        19
                                               ----------       ---        ----------       ---
          Total..............................  $1,317,398       100%       $1,528,746       100%
                                               ==========       ===        ==========       ===

---------------
(1) Includes 7,424,469 shares of BNSF common stock at the original cost to Alleghany.

     The following table indicates the composition of the long-term fixed maturity portfolio by Moody's rating as of December 31, 1998 (dollars in thousands):

              LONG-TERM FIXED MATURITY PORTFOLIO BY MOODY'S RATING

                                                       FAIR VALUE    PERCENTAGE
                                                       ----------    ----------
Aaa..................................................  $  567,843        50%
Aa...................................................     184,426        16
A....................................................     266,658        24
Baa..................................................      82,865         7
Ba...................................................      21,155         2
Non-rated............................................       7,382         1
                                                       ----------       ---
          Total......................................  $1,130,329       100%
                                                       ==========       ===

     The following table indicates the composition of the long-term fixed maturity portfolio by years until contractual maturity as of December 31, 1998 (dollars in thousands):

           LONG-TERM FIXED MATURITY PORTFOLIO BY YEARS UNTIL MATURITY

                                                       FAIR VALUE    PERCENTAGE
                                                       ----------    ----------
One year or less.....................................  $   58,645         5%
Over one through five years..........................     335,358        30
Over five through ten years..........................     327,901        29
Over ten years.......................................     124,270        11
Mortgage- and asset-backed securities................     284,155        25
                                                       ----------       ---
          Total......................................  $1,130,329       100%
                                                       ==========       ===

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

     To enhance Underwriters' financial strength, Alleghany, through URG, contributed approximately $51 million in cash and equity securities in 1993 and $100 million in equity securities in 1994 to the capital of Underwriters. Underwriters' enhanced financial strength has allowed it to benefit from the continuing trend toward consolidation in the domestic reinsurance market, resulting from the tendency of reinsurance buyers to purchase coverage from larger and more financially secure reinsurers. In 1996, URG issued $200 million principal amount of 7 7/8% Senior Notes due 2006. Of the net proceeds of the offering, $120 million was contributed to the capital of Underwriters, $50 million was used to repay indebtedness under URG's credit agreement and the remainder is being used for general corporate purposes. According to the Reinsurance Association of America, at December 31, 1998 there were 38 domestic professional reinsurers, and Underwriters was the nation's tenth-largest in terms of statutory surplus and thirteenth-largest in terms of net written premiums.

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

     Beginning with the 1994 year-end statutory financial statements, the insurance laws of New Hampshire, California and Nebraska imposed risk-based capital ("RBC") requirements on property and casualty insurers and reinsurers, based on a model adopted by the National Association of Insurance Commissioners. The RBC requirements attempt to assess a property and casualty company's statutory capital and surplus needs, taking into account the risk characteristics of the companies' investments and products, by measuring the following risks: (i) underwriting, which encompasses the risk of adverse loss developments and inadequate pricing, (ii) declines in asset values arising from credit risks and (iii) declines in asset values arising from investment risks. The ratio of a company's total adjusted capital to its risk-based capital provides regulators with an early warning tool to identify weakly capitalized companies for purposes of initiating corrective action. At December 31, 1998, each of Underwriters, CUIC, UIC and NUIC had surplus well in excess of the risk-based capital thresholds that would require any corrective action.

EMPLOYEES

     Underwriters Re Group employed 367 persons as of December 31, 1998.

                          FINANCIAL SERVICES BUSINESS

     Alleghany Asset Management, organized as a Delaware corporation in 1995, conducts a financial services business through its subsidiaries, The Chicago Trust Company ("Chicago Trust"), a Chicago-based investment firm with trust powers, Montag & Caldwell, Inc. ("Montag & Caldwell"), an Atlanta-based investment counseling firm acquired in July 1994, and Chicago Deferred Exchange Corporation ("CDEC"), which facilitates certain tax-deferred property exchanges. In 1996, Chicago Trust acquired Security Trust Company ("Security Trust"), a California trust company, from a subsidiary of CT&T. Alleghany Asset Management and its subsidiaries, formerly a part of the financial services group of CT&T, were transferred to Alleghany in June 1998 and were not a part of the spin-off of CT&T.

     During 1998, Alleghany Asset Management expanded its product line by adding a small capitalization value equity product and acquiring a 40 percent interest in Veredus Asset Management LLC ("Veredus"), a Louisville, Kentucky based small capitalization growth equity manager with about $100 million in assets under management. In addition, Alleghany Asset Management entered into a definitive agreement to acquire Blairlogie Capital Management, an Edinburgh, Scotland based investment manager that manages approximately $800 million in assets, principally in non-U.S. equities. Blairlogie would provide Alleghany Asset Management with its first international investment manager.

     Alleghany Asset Management provides distribution and marketing services to its investment managers through the 401(k) services offered by Chicago Trust and the Alleghany Funds, a mutual funds family offering ten no-load mutual funds. Chicago Trust's full service 401(k) administration group provides trustee, plan design, investment management and other administrative services. Such services are marketed through internal sales forces in Chicago and Atlanta as well as consultants and brokerage sources. The Alleghany Funds are marketed primarily through registered investment advisers, broker-dealers and direct sales to institutional clients, as well as through intermediary services, including Schwab and Fidelity.

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

  Chicago Trust

     Chicago Trust and its predecessors have managed assets for investors since 1887. Chicago Trust is an investment firm with full trust powers engaged in the following lines of business: institutional investment management, full service 401(k) administration, personal trust and investment services and administration of the Alleghany Funds.

     Chicago Trust specializes in fixed income and large capitalization equity money management for institutional clients. Chicago Trust's fixed income results have consistently placed Chicago Trust among the top money managers in its category. Chicago Trust markets its fixed income and equity products through pension consultants and directly to plan sponsors. Chicago Trust also advises seven of the Alleghany Funds' mutual funds.

     Chicago Trust's personal trust and investment services business serves the investment and estate planning needs of individuals and families, mainly in the metropolitan Chicago area. Chicago Trust believes that the business is well-positioned to benefit from growth in family wealth and the demographics of an aging baby boom generation.

     Chicago Trust's full service 401(k) business administers assets, approximately half of which are invested in the Alleghany Funds and collective funds managed by the subsidiaries of Alleghany Asset Management, and the remainder of which is invested in third-party managed funds.

  Alleghany Funds

     Alleghany Funds had approximately $3.4 billion in assets under management at December 31, 1998, compared with $1.9 billion at year-end 1997. Montag & Caldwell Growth Fund and The Chicago Trust Growth & Income Fund experienced the greatest increase in assets under management from year-end 1997 to 1998. The ten no-load mutual funds consist of five equity funds, two balanced funds, two fixed income funds and a money market fund. All of the funds are registered under the Investment Company Act of 1940, as amended (the "1940 Act"), as investment companies.

     Each of the mutual funds is managed by one of Chicago Trust, Montag & Caldwell or Veredus pursuant to a management contract which is renewable annually by vote of either of such fund's board of trustees (including a majority of members who are not "interested persons" as defined under the 1940
Act) or such fund's shareholders. All management contracts terminate if assigned and may be terminated by either party without penalty on 60 days' written notice. The management contracts for the Alleghany Funds were all renewed for an additional year in 1998. Under these contracts, Chicago Trust, Montag & Caldwell and Veredus, respectively, is authorized in its discretion to buy and sell securities for the accounts of the Alleghany Funds, subject to certain limitations. To date, no management agreements of Alleghany Asset Management or any of its subsidiaries with any of the Alleghany Funds have been involuntarily terminated.

     As compensation for its management services, Chicago Trust, Montag & Caldwell and Veredus, respectively, receives management fees from the Alleghany Funds that range from 0% to 0.8% per year of average daily net assets depending on the mutual fund. For 1998 and 1997, Alleghany Asset Management received revenues from management fees from the Alleghany Funds of approximately $17.3 million and $9.2 million, respectively. The assets of the Alleghany Funds are managed by the same investment professionals who manage Alleghany Asset Management's accounts of institutional and high net-worth individuals.

     Current information with respect to the Alleghany Funds can be found on its website, www.alleghanyfunds.com.

  CDEC and Security Trust

     CDEC was established in 1989 and facilitates, with the assistance of Chicago Trust, tax-deferred exchanges of like-kind property. In 1998, CDEC facilitated more than 2,200 exchanges. CDEC acts as a qualified intermediary, holding and investing the cash proceeds from the sale of property relinquished by a taxpayer in a qualified trust account, of which Chicago Trust acts as trustee, until replacement property is acquired. Security Trust provides trust, investment and tax-deferred property exchange services in California.

MARKETING

     Growth in profitability of Alleghany Asset Management is largely dependent on growth in assets under management, which results from market appreciation of existing assets and new business (new clients and additional investments from existing clients). Approximately 85 percent of Alleghany Asset Management's assets under management are for institutional clients where competition is intense and success is driven by investment performance. Both Montag & Caldwell and Chicago Trust have strong investment records and have received high ratings in various consultant and mutual fund informational service data bases.

     The largest portion of the revenues of Alleghany Asset Management consists of advisory fees based primarily on the value of assets under management. Annual rates vary and typically decline as account size increases. Fees earned from the management of assets for institutional clients represented approximately 75% and 69% of the revenues of Alleghany Asset Management for 1998 and 1997, respectively. As of December 31, 1998, Alleghany Asset Management, through its subsidiaries, managed assets totaling about $35.6 billion.

     The separately managed accounts of Alleghany Asset Management are managed pursuant to advisory agreements between the client and Alleghany Asset Management. Such agreements are generally terminable on short notice. The trustees or corporate officials who control such accounts are usually free to change investment advisers without cumbersome legal procedures. None of the clients of Alleghany Asset Management accounted for 10 percent or more of the revenues of Alleghany Asset Management. Accordingly, the loss of any single client would not have a material adverse effect on the business of Alleghany Asset Management. The business of Alleghany Asset Management is not seasonal.

INVESTMENT OPERATIONS

     Investments held by Chicago Trust and Security Trust must comply with the banking laws of the states of Illinois and California. These laws prescribe the kind, quality and concentration of investments which may be made by trust companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds and common stocks.

     Chicago Trust's and Security Trust's current investment strategy is to maximize after-tax investment income through a high-quality diversified investment portfolio, consisting primarily of taxable and tax-exempt fixed maturity securities, while maintaining an adequate level of liquidity.

COMPETITION

     Alleghany Asset Management and its subsidiaries compete with national, regional and local providers of financial services, many of which have substantially greater capital and other resources and some of which offer a wider range of financial services. Competition is chiefly on the basis of service and investment performance.

REGULATION

     Acting as fiduciaries, Chicago Trust is regulated by the State of Illinois Office of Banks and Real Estate, and Security Trust is regulated by the California Department of Banking. Regulation covers such matters as the fiduciary's management capabilities, the investment of funds held for its own account, the soundness of its policies and procedures, the quality of the services it renders to the public and the effect of its trust activities on its financial soundness. Montag & Caldwell is a registered investment advisor and is therefore subject to regulation by the Securities and Exchange Commission, the state of Georgia, its domiciliary jurisdiction, and all other states in which it is licensed to act in the capacity of investment advisor. As registered investment companies, each of the funds of the Alleghany Funds is subject to extensive regulation by the Securities and Exchange Commission, governing all aspects of its operations. In addition, the Alleghany Funds are also subject to certain limited regulation by the securities regulators in all 50 states.

EMPLOYEES

     At December 31, 1998, Alleghany Asset Management and its subsidiaries had approximately 315 employees, including full-time and part-time employees.

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

     In addition to diatomite, Celite also produces calcium silicate products and magnesium silicate products, which are sold worldwide under the MicroCel(R)and Celkate(R) brand names (except in portions of Europe where calcium silicate products are sold under the Calflo(R) brand name). These products, which have high surface area and adsorption and absorption capabilities, are used to convert liquid, semi-solid and sticky ingredients into dry, free-flowing powders in the production of rubber, sweeteners, flavorings and pesticides.

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

  Perlite

     On September 25, 1998, Harborlite and Europerlite Acquisition Corp. merged and World Minerals now conducts its worldwide perlite business through Harborlite.

     World Minerals believes that Harborlite is the world's largest producer of perlite filter aids and that Harborlite, which is also engaged in the business of selling perlite ore, is one of the world's largest merchant producers of perlite ore. These products are marketed worldwide under the Harborlite(R) and Europerl(R) brand names.

     Perlite is a volcanic rock which contains between 2 percent and 5 percent natural combined water. When heated rapidly, the natural combined water turns explosively to steam and the perlite ore "pops" in a manner similar to popcorn, expanding up to twenty times its original volume and creating a soft material with large surface area and correspondingly low density.

     Perlite ore is mined at Harborlite's No Agua, New Mexico mine and is sold primarily to companies that expand it in their own expansion plants and use it in the manufacture of roofing board, formed pipe insulation and acoustical ceiling tile. Perlite ore for filter aid and certain filler applications is mined at Harborlite's Superior, Arizona mine and is expanded at Harborlite's six expansion plants located within the United States. Expanded perlite is also produced at Harborlite's European expansion plants at Hessle, United Kingdom and Wissembourg, France, Barcelona, Spain and Milan, Italy, from perlite ore obtained from Harborlite's perlite mine at Dikili, Turkey and from merchant ore producers in Europe. Most of the expanded perlite is used as a filter aid in the brewing, food, wine, sweetener, pharmaceutical, chemical and lubricant industries, or as a filler and insulating medium in various construction applications.

     On October 31, 1995, World Minerals acquired control of all of the outstanding capital stock of two privately owned perlite filter aid companies with operations in Italy and Spain, respectively, and a privately owned perlite sales company in Spain. These are now part of Harborlite.

     Harborlite has its world headquarters in Lompoc, California and owns, directly or through wholly-owned subsidiaries, a perlite mine and mill in No Agua, New Mexico, a perlite loading facility in Antonito, Colorado, a perlite mine and a mill in Superior, Arizona, a perlite mine and mill in Dikili, Turkey, a perlite deposit in Central Mexico, and perlite expansion facilities in Escondido, California; Green River, Wyoming; Laporte, Texas; Youngsville, North Carolina; Vicksburg, Michigan; Quincy, Florida; Wissembourg, France; Hessle, England; Barcelona, Spain and Milan, Italy.

     World Minerals conducts its business on a worldwide basis, with mining and processing operations in eleven countries. In 1998, approximately 43 percent of World Minerals' revenues (equal to 9.4 percent of Alleghany's consolidated revenues) were generated by foreign operations, and an additional 13 percent of World Minerals' revenues were generated by export sales from the United States. While World Minerals believes that the international scope of its operations gives it unique competitive advantages, international operations can be subject to additional risks, such as currency fluctuations, changes in foreign legal requirements and political instability. World Minerals closely monitors its methods of operating in each country and adopts strategies responsive to changing economic and political environments.

     World Minerals minimizes its exposure to the risk of foreign currency fluctuation by, among other things, causing its subsidiaries to declare and pay dividends whenever feasible, and having its foreign subsidiaries invoice their export customers in United States dollars or other "hard currencies." World Minerals' foreign operations do not subject Alleghany to a material risk from foreign currency fluctuation. During 1998, the currency turmoil in Asia did not have a material adverse effect on World Minerals' results and it is not currently expected that such turmoil will have a material adverse impact on World Minerals' earnings in 1999.

     Celite's largest diatomite mine and plant is located near Lompoc, California. All additional diatomite supplies are currently obtained by Celite from its mines in the state of Washington, in France, Spain, Mexico, Chile, Peru, and PRC, and from the Lake Myvatn mine in Iceland (although environmental regulations and volcanic and seismic activity may adversely affect future production at Lake Myvatn). Celite believes that diatomite reserves at each site (including its Quincy, Washington mine upon completion of drilling programs and process improvements in 1999) are generally sufficient to last for at least 20 more years at the current rate of utilization. Celite enhanced its reserves at Lompoc, California in 1998 through the acquisition of rights to two diatomite mines formerly controlled by a competitor, following such competitor's decision to close its Lompoc-based diatomite business.

     Harborlite obtains perlite ore in the United States from its No Agua and Superior mines, and believes that its perlite ore reserves at each site are sufficient to last at least 20 more years at the current rate of utilization. The perlite used by Harborlite for expansion in Europe is obtained from Harborlite's Dikili mine and from third parties in Europe. Ore reserves at Harborlite's Dikili mine are believed to be sufficient to last at least 20 more years at the current rate of utilization.

     Celite's silicate products are produced from purchased magnesium and calcium compounds and internally supplied diatomite.

     World Minerals' operating subsidiaries experienced no interruption in raw material availability in 1998, except that severe El Nino-related storms in the spring of 1998, which produced record rainfall totals in Santa Barbara County, created some flooding conditions at Celite's Lompoc mine and resulted in higher production costs and some delay in raw material availability. Barring unforeseen circumstances, World Minerals anticipates no such interruptions in 1999. Celite and Harborlite believe that they have taken reasonable precautions for the continuous supply of their critical raw materials.

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

     World Minerals presently owns, controls or holds licenses either directly or through its subsidiaries to approximately 20 United States and 48 foreign patents and patent applications. While World Minerals considers all of its patents and licenses to be valuable, World Minerals believes that none of its patents or licenses is by itself material to its business.

     World Minerals normally maintains approximately a one- to four-week supply of inventory on certain products due to production lead times. Although diatomite mining activities at Celite's principal mine in Lompoc, California may be suspended during periods of heavy rainfall, World Minerals believes that, because of the stockpiling of ore during dry periods, such suspensions do not materially affect the supply of inventory. The unusually severe El Nino-related storms, however, did create brief interruptions during the early part of 1998. Barring unusual circumstances, World Minerals does not experience backlogs of orders. World Minerals' business is not seasonal to any material degree.

     World Minerals' domestic and international operations have been consolidated into a single, centrally managed worldwide business under the direction of a highly capable management team. Since 1993, financial systems and controls have been upgraded, and the Celite and Harborlite sales, operations and financial groups have been consolidated to improve efficiency and take advantage of synergies. World Minerals acts as the sales agent for both Celite and Harborlite in the United States and procures orders from customers and distributors on their behalf. World Minerals also distributes Celite's and Harborlite's products in Europe to dealers, distributors and end users on Celite's and Harborlite's behalf.

     World Minerals has research and development, environmental control and quality control laboratories at its Lompoc production facilities and quality control laboratories at each of its other production facilities. In 1998, World Minerals spent approximately $2.6 million on company-sponsored research and technical services (in addition to amounts spent on engineering and exploration) related to the development and improvement of its products and services.

COMPETITION

     World Minerals believes that Celite is the world's largest producer of filter-aid grade diatomite. The remainder of the market is shared by Celite's four major competitors: Eagle-Picher Minerals (United States), Grefco (United States), CECA (France) and Showa (Japan), and a number of smaller competitors.

     World Minerals believes that Harborlite is the world's largest producer of perlite filter aids and is one of the world's largest merchant producers of perlite ore. Harborlite has two large competitors in the expanded perlite market, Grefco and CECA, and many smaller competitors. Harborlite also has two large competitors in the merchant perlite ore market, Grefco and Silver & Baryte, and numerous smaller competitors.

     The filter aid products of Celite and Harborlite compete with other filter aids, such as cellulose, and other filtration technologies, such as crossflow and centrifugal separation. Celite's silicates compete with a wide variety of other synthetic mineral products.

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

     In 1996, the Washington Study's authors, in association with researchers from Tulane University, conducted a seven year follow-up study of the Lompoc cohort. The follow-up study, funded by a grant from the National Institute for Occupational Safety and Health, reported a lower SMR for the cohort (1.29 vs. 1.43), a weakened dose response relationship, which may suggest a less conclusive indication of a causative relationship between occupational exposure and cancer deaths, and a continued absence of excess lung cancers in workers hired after 1960. Data errors later discovered in the follow-up study reduced the final SMR to 1.22 and further weakened the dose response relationship. An additional aspect of the study, which seeks to compare results of the cohort study to radiographic readings of the workers, awaits publication.

     The various agreements covering the purchase of the business of Celite in 1991 provide for the indemnification of the holding company subsidiary of Alleghany which acquired Celite by the various selling

Manville entities in respect of any environmental and health claims arising from the operations of the business of Celite prior to its acquisition by the holding company subsidiary.

EMPLOYEES

     During 1997, World Minerals reorganized and centralized much of the sales functions of its foreign subsidiaries, placing many of them directly under World Minerals ownership. As of December 31, 1998, World Minerals had 203 employees worldwide, Celite had about 1,548 employees worldwide, and Harborlite had about 240 employees worldwide. Approximately 380 of Celite's employees and 38 of Harborlite's employees in the United States are covered by collective bargaining agreements. All of the collective bargaining agreements covering workers at Celite and Harborlite are in full force and effect.

                            STEEL FASTENER BUSINESS

     The Heads and Threads division of Alleghany, headquartered in Northbrook, Illinois, is believed to be one of the nation's leading importers and distributors of steel fasteners. Heads and Threads imports and sells commercial fasteners -- nuts, bolts, screws, washers and other fasteners -- for resale to fastener manufacturers and distributors through a network of sales offices and warehouses located in nineteen states. The strength of Heads and Threads lies in its long years of association with suppliers and customers.

     In 1998, Heads and Threads acquired the assets of Gardenbolt International Corp. of Sayreville, New Jersey, substantially increasing both the size of Heads and Threads and its presence in East Coast markets. In addition, it completed the installation and implementation of a new fully-integrated, enterprise-wide computer system which should enhance the functionality of all areas of Heads and Threads' business operations, including order processing, sales and inventory management, transportation services and accounting and finance.

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

     Regulations implementing the Fastener Quality Act, the effective date of which has been postponed to 1999, will increase costs.

     At December 31, 1998, Heads and Threads had about 227 employees.

                              REAL ESTATE BUSINESS

     Headquartered in Sacramento, California, Alleghany Properties and its subsidiary own and manage, among other real estate and real estate-related assets, 28 properties in California. Such properties are comprised primarily of improved and unimproved commercial land (office, retail and industrial), and improved and unimproved commercial and residential lots. A major portion of API's real estate assets are located in North Natomas, the only large undeveloped area in the City of Sacramento. Development in the area had been delayed by flood plan zoning and wildlife habitat issues, both of which appear to be close to resolution.

     At December 31, 1998, API had 5 employees.

ITEM 2.  PROPERTIES.

     Alleghany's headquarters is located in leased office space of about 11,000 square feet at 375 Park Avenue in New York City.

     Chicago Trust leases about 57,000 square feet at 171 North Clark Street in Chicago, Illinois. In 1998, Montag & Caldwell entered into a lease covering approximately 23,500 square feet of office space for its new headquarters in Atlanta, Georgia. The lease term is expected to begin in the third quarter of 1999 upon completion of construction and relocation. Currently, Montag & Caldwell leases about 18,400 square feet in Atlanta, Georgia and Security Trust leases about 8,100 square feet in San Diego, California.

     URG is leasing approximately 45,000 square feet of office space for its new headquarters in Calabasas, California. All of its four branch office locations are also in leased space, ranging in size from about 2,900 square feet to 6,700 square feet. CUIC leases about 19,700 square feet of office space. All four branch offices of The Center are also in leased space, ranging in size from about 4,300 square feet to 5,800 square feet. VHL is leasing approximately 13,000 square feet of office space in London.

     World Minerals' headquarters is located in leased premises of approximately 13,000 square feet in Santa Barbara, California. Celite, Harborlite and certain departments of World Minerals share 16,800 square feet of leased premises in Lompoc, California.

     A description of the major plants and properties owned and operated by Celite and Harborlite is set forth below. All of the following properties are owned, with the exception of Plant #1 at Quincy, Washington, the headquarters offices at Santa Barbara and Lompoc, California, the Nanterre, France, Santiago, Chile and Izmir, Turkey offices and the plant at Wissembourg, France, which are leased.

LOCATION AND                             APPROXIMATE
NATURE OF PROPERTY                      SQUARE FOOTAGE                PRODUCT OR USE
------------------                      --------------                --------------
CELITE:
Lompoc, CA............................     997,410        Diatomite filter aids, fillers,
Production facility; 18 multi-story                       silicates and specialty products.
production buildings; 5 one-story
warehouse buildings; 6 one-story
laboratory buildings; 4 multi-story
bulk handling buildings; 6 one-story
office buildings; 2 one-story lunch
and locker-room buildings; and 10
one-story shops.
Lompoc, CA............................      16,800        Administrative office
1 one-story building; and 3 units
within 1 one-story building.
Quincy, WA............................      60,941        Diatomite filter aids and fillers
Production facility; Plant #1 -- 1
multi-story production building and 7
one-story buildings. Plant #2 -- 1
multi-story production building and 6
one-story buildings.
Murat, Department of Cantal, France...      77,000        Diatomite filter aids
Production facility; 1 one-story
manufacturing building; 2 one-story
warehouses; and 1 one-story office
building.
Nanterre, France......................       6,600        Sales and administrative offices
1 single floor.
Guadalajara, Mexico...................     116,610        Diatomite filter aids and fillers
Production facility; 2 multi-story
production buildings; 2 multi-story
pollution-control buildings; and 20
one-story buildings.
Mexico City, Mexico...................       2,700        Sales and administrative offices
1 single floor condominium.

LOCATION AND                             APPROXIMATE
NATURE OF PROPERTY                      SQUARE FOOTAGE                PRODUCT OR USE
------------------                      --------------                --------------
Arica, Chile..........................      50,000        Diatomite filter aids
Production facility; 1 calcined line;
1 administration building; 1
laboratory; 1 warehouse building; 1
changing room building; 1 maintenance
workshop; and 1 product warehouse.
Santiago, Chile.......................       1,682        Offices
1 single floor in a multi-story,
rented office building.
Alicante, Spain.......................      70,777        Diatomite filter aids and fillers
Production facility; 2 multi-story
manufacturing buildings; 3 one-story
warehouses; 2 one-story office
buildings; 1 two-story laboratory; and
3 miscellaneous buildings.
Changbai County, Jilin Province,            95,000        Diatomite filter aids
PRC...................................
Production facility; 1 multi-story
processing facility; 4 one-story
warehouse buildings; 1 multi-story
office building; and 4 one-story
miscellaneous buildings.
Linjiang County, Jilin Province,            74,665        Diatomite filter aids
PRC...................................
Production facility; 1 multi-story
production facility; 1 two-story
office building; 3 one-story warehouse
buildings; and 3 one-story
miscellaneous buildings.
Linjiang County, Jilin Province,           142,000        Diatomite filter aids
PRC...................................
Production facility; 3 multi-story
production facilities; 1 one-story
office building; 2 one-story warehouse
buildings; and 5 one-story
miscellaneous buildings.
HARBORLITE:
Antonito, CO..........................       9,780        Warehouse facilities for perlite ore
1 one-story manufacturing building and
warehouse; 1 one-story office
building; and 1 one-story warehouse.
No Agua, NM...........................      40,550        Perlite ore
Production facility; 1 six-story mill
building; 1 one-story office and shop
building; and 8 miscellaneous
one-story buildings.
Superior, AZ..........................       6,900        Perlite ore
Production facility; 1 one-story
warehouse building; and 1 one-story
office building.
Escondido, CA.........................       8,450        Perlite filter aids
1 one-story warehouse building; and 1
one-story office building.
Green River, WY.......................      17,300        Perlite filter aids
1 one-story warehouse building; and 1
one-story office building.
Vicksburg, MI.........................      25,050        Perlite filter aids
2 one-story warehouse buildings; and 1
one-story office building.
Youngsville, NC.......................      22,500        Perlite filter aids
1 one-story warehouse building; 1
one-story manufacturing building; and
1 one-story office building.

LOCATION AND                             APPROXIMATE
NATURE OF PROPERTY                      SQUARE FOOTAGE                PRODUCT OR USE
------------------                      --------------                --------------
Quincy, FL............................      18,450        Perlite filter aids
1 one-story warehouse building; 1
one-story manufacturing building; and
1 one-story office building.
LaPorte, TX...........................      23,000        Perlite filter aids and fillers
1 one-story expansion warehouse and
office building.
Wissembourg, France...................       5,000        Perlite filter aids and fillers
a portion of 1 multi-story production
and warehouse building.
Hessle, Humberside, United Kingdom....      36,700        Perlite filter aids and fillers
1 one-story manufacturing building;
and 1 two-story office building.
Dikili, Turkey........................      63,200        Perlite crushing mill
Production facility; 1 four-story
manufacturing building; 1 one-story
warehouse building; 1 one-story raw
material warehouse; 1 one-story office
building; and 1 one-story maintenance
shop.
Izmir, Turkey.........................       1,000        Sales and administrative offices
1 single floor.
Barcelona, Spain......................      70,300        Perlite filter aids and fillers
Production facility; 1 one-story
manufacturing and warehouse building;
1 one-story raw material warehouse;
and 1 two-story office building.
Milan, Italy..........................      68,600        Perlite filter aids
Production facility; 1 one-story
manufacturing/warehouse building; 1
one-story raw material warehouse; and
1 two-story office building.
WORLD MINERALS:
Santa Barbara, CA.....................      13,000        Headquarters office
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

     World Minerals, Celite and Harborlite also lease warehouses, office space and other facilities in the United States and abroad. A joint venture between Celite and the Government of Iceland has rights to mine diatomaceous earth in sections of Lake Myvatn, Iceland, and Celite's joint ventures in PRC have rights to mine diatomaceous earth in sections of Jilin Province, PRC.

ITEM 3.  LEGAL PROCEEDINGS.

     Alleghany's subsidiaries and division are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such operating unit makes provision on its books, in accordance with generally accepted accounting principles, for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provision is adequate under generally accepted accounting principles as of December 31, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of 1998.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF REGISTRANT.

     The name, age, current position, date elected and five-year business history of each executive officer of Alleghany are as follows:

                                  CURRENT POSITION                  BUSINESS EXPERIENCE
NAME               AGE             (DATE ELECTED)                   DURING LAST 5 YEARS
----               ---   ----------------------------------  ----------------------------------
F.M. Kirby         79    Chairman of the Board (since 1967)  Chairman of the Board, Alleghany.
John J. Burns,     67    President, chief operating officer  President, chief operating officer
  Jr.                    (since 1977) and chief executive    and chief executive officer,
                         officer (since 1992)                Alleghany.
David B. Cuming    66    Senior Vice President and chief     Senior Vice President and chief
                         financial officer (since 1989)      financial officer, Alleghany.
Robert M. Hart     54    Senior Vice President, General      Senior Vice President and General
                         Counsel (since 1994) and Secretary  Counsel since September 1994 and
                         (since 1995)                        Secretary since January 1995;
                                                             Partner, Donovan Leisure Newton &
                                                             Irvine, prior thereto.
Peter R. Sismondo  43    Vice President, Controller,         Vice President, Controller,
                         Assistant Secretary, principal      Treasurer, Assistant Secretary and
                         accounting officer (since 1989)     principal accounting officer,
                         and Treasurer (since 1995)          Alleghany, since January 1995;
                                                             Vice President, Controller,
                                                             Assistant Secretary and principal
                                                             accounting officer, Alleghany,
                                                             prior thereto.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required by this Item with respect to the market price of and dividends on Alleghany's common stock and related stockholder matters is incorporated by reference from page 22 of Alleghany's Annual Report to Stockholders for the year 1998, filed as Exhibit 13 hereto.

RECENT SALES OF UNREGISTERED SECURITIES.

     On December 17, 1998, Alleghany sold to the Chairman of VHL 15,604 shares of Alleghany common stock for an aggregate purchase price of $2,978,413.50, or $190.875 per share. The sale was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

     Other than unregistered issuances of Alleghany common stock previously reported in Alleghany's Quarterly Reports on Form 10-Q for the quarters ending March 31, 1998, June 30, 1998 and September 30, 1998, such issuances that did not involve a sale consisting of issuances of common stock and other securities pursuant to employee incentive plans and the sale described above, Alleghany did not sell any Alleghany common stock during 1998 that was not registered under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by this Item 6 is incorporated by reference from page 22 of Alleghany's Annual Report to Stockholders for the year 1998, filed as
Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this Item 7 is incorporated by reference from pages 3 through 5, 7, 9 through 11, 13 through 15, 17, 19, and 24 through 28, of Alleghany's Annual Report to Stockholders for the year 1998, filed as Exhibit 13 hereto.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by this Item 7A is incorporated by reference from pages 28 through 29 of Alleghany's Annual Report to Stockholders for the year 1998, filed as Exhibit 13 hereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item 8 is incorporated by reference from pages 30 through 46 of Alleghany's Annual Report to Stockholders for the year 1998, filed as Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     As permitted by General Instruction G(3), information concerning the executive officers of Alleghany is set forth as a supplemental item included in
Part I of this Form 10-K Report under the caption "Executive Officers of Registrant." Information concerning the directors of Alleghany is incorporated by reference from pages 5 through 9 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 23, 1999. Information concerning compliance with the reporting requirements under Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the bottom of pages 10 through 11 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 23, 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item 11 is incorporated by reference from pages 11 through 18 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 23, 1999. The information set forth beginning with the middle of page 18 through page 24 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 23, 1999, is not "filed" as a part hereof.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item 12 is incorporated by reference from pages 2 through 4, and from pages 9 through 10, of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 23, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item 13 is incorporated by reference from pages 12 through 13 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 23, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1.  Financial Statements.

     The consolidated financial statements of Alleghany and subsidiaries, together with the report thereon of KPMG LLP, independent certified public accountants, are incorporated by reference from the Annual Report to Stockholders for the year 1998 into Item 8 of this Report.

         2.  Financial Statement Schedules.

     The schedules relating to the consolidated financial statements of Alleghany and subsidiaries, together with the report thereon of KPMG LLP, independent certified public accountants, are detailed in a separate index herein.

         3.  Exhibits.

     The following are filed as exhibits to this Report:

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
  3.01     Restated Certificate of Incorporation of Alleghany, as
           amended by Amendment accepted and received for filing by the
           Secretary of State of the State of Delaware on June 23,
           1988, filed as Exhibit 20 to Alleghany's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1988, is
           incorporated herein by reference (Securities and Exchange
           Commission File No. 1-9371).
  3.02     By-Laws of Alleghany as amended April 18, 1995, filed as
           Exhibit 3.1 to Alleghany's Quarterly Report on Form 10-Q for
           the quarter ended March 31, 1995, is incorporated herein by reference.
*10.01     Description of Alleghany Management Incentive Plan, filed as
           Exhibit 10.01 to Alleghany's Annual Report on Form 10-K for
           the year ended December 31, 1993, is incorporated herein by reference.
*10.02     Alleghany Corporation Deferred Compensation Plan as amended and restated as of December 15, 1992, filed as Exhibit 10.03 to Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1992, is incorporated herein by reference.
*10.03     Alleghany 1993 Long-Term Incentive Plan, as amended and
           restated effective as of January 1, 1994, filed as Exhibit
           10.06(b) to Alleghany's Annual Report on Form 10-K for the
           year ended December 31, 1994, is incorporated herein by
           reference.
*10.04     Alleghany Supplemental Death Benefit Plan dated as of May
           15, 1985 and effective as of January 1, 1985, filed as
           Exhibit 10.08 to Old Alleghany's Annual Report on Form 10-K
           for the year ended December 31, 1985, is incorporated herein by reference (Securities and Exchange Commission File No.
           1-9371).
*10.05(a)  Trust Agreement Amendment made as of July 8, 1994 between
           Alleghany and Chemical Bank, filed as Exhibit 10.08(a) to
           Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1995, is incorporated herein by reference.
*10.05(b)  Alleghany Retirement Plan, as amended and restated on March
           14, 1995, filed as Exhibit 10.08(c) to Alleghany's Annual
           Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.
*10.05(c)  Amendments to Alleghany Retirement Plan, effective as of
           January 1, 1996, filed as Exhibit 10.1 to Alleghany's
           Quarterly Report on Form 10-Q for the quarter ended March
           31, 1996, is incorporated herein by reference.

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
*10.05(d)  Amendments to Alleghany Retirement Plan, effective as of
           January 1, 1998, filed as Exhibit 10.05(d) to Alleghany's
           Annual Report on Form 10-K for the year ended December 31,
           1997, is incorporated herein by reference.
*10.06     Alleghany Retirement COLA Plan dated and effective as of
           January 1, 1992, as adopted on March 17, 1992, filed as
           Exhibit 10.7 to Alleghany's Annual Report on Form 10-K for
           the year ended December 31, 1991, is incorporated herein by reference (Securities and Exchange Commission File No.
           1-9371).
*10.07     Description of Alleghany Group Long Term Disability Plan
           effective as of July 1, 1995, filed as Exhibit 10.10 to
           Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1995, is incorporated herein by reference.
*10.08     Alleghany Amended and Restated Directors' Stock Option Plan
           effective as of April 20, 1993, filed as Exhibit 10.1 to
           Alleghany's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1993, is incorporated herein by reference.
*10.09     Alleghany Directors' Equity Compensation Plan, effective as of January 16, 1995, filed as Exhibit 10.11 to Alleghany's
           Annual Report on Form 10-K for the year ended December 31,
           1994, is incorporated herein by reference.
*10.10     Alleghany Non-Employee Directors' Retirement Plan effective
           July 1, 1990, filed as Exhibit 10.1 to Alleghany's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1990, is incorporated herein by reference (Securities and Exchange
           Commission File No. 1-9371).
*10.11(a)  Description of compensatory arrangement between Alleghany and Paul F. Woodberry, filed as Exhibit 10.11(a) to
           Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1997, is incorporated herein by reference.
*10.11(b)  Description of long-term incentive arrangement between
           Alleghany and Paul F. Woodberry, filed as Exhibit 10.21(b)
           to Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1995, is incorporated herein by reference.
 10.12     Revolving Credit Loan Agreement dated as of June 14, 1995
           among Alleghany and Chemical Bank, filed as Exhibit 10.1 to
           Alleghany's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1995, is incorporated herein by reference.
 10.12(a)  First Amendment dated as of April 8, 1998, to the Revolving
           Credit Loan Agreement dated as of June 14, 1995, among
           Alleghany and Chase Manhattan Bank (formerly known as
           Chemical Bank), filed as Exhibit 10.1 to Alleghany's
           Quarterly Report on Form 10-Q for the quarter ended March
           31, 1998, is incorporated herein by reference.
 10.13(a)  Distribution Agreement dated as of June 16, 1998 by and between Alleghany Corporation and Chicago Title Corporation
           (the "Spin-Off Distribution Agreement"), filed as Exhibit
           2.1(a) to Chicago Title Corporation's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1998, is
           incorporated herein by reference (Securities and Exchange
           Commission File No. 001-13995).
 10.13(b)  List of Contents of Exhibits to the Spin-Off Distribution
           Agreement, filed as Exhibit 2.1(b) to Chicago Title
           Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference
           (Securities and Exchange Commission File No. 001-13995).
 10.13(c)  Tax Sharing Agreement dated as of June 17, 1998 by and among
           Alleghany Corporation and Chicago Title Corporation, filed as Exhibit 10.2 to Chicago Title Corporation's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference (Securities and Exchange
           Commission File No. 001-13995).

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 10.14     Distribution Agreement dated as of May 1, 1987 between
           Alleghany and MSL Industries, Inc., filed as Exhibit 10.21 to Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1987, is incorporated herein by reference
           (Securities and Exchange Commission File No. 1-9371).
 10.15     Amendment to Distribution Agreement dated June 29, 1987,
           effective as of May 1, 1987, between Alleghany and MSL
           Industries, Inc., filed as Exhibit 10.22 to Alleghany's
           Annual Report on Form 10-K for the year ended December 31,
           1987, is incorporated herein by reference (Securities and
           Exchange Commission File No. 1-9371).
 10.16(a)  Stock Purchase Agreement dated as of May 18, 1994 by and between First Interstate Bank of California and Alleghany
           (the "Sacramento Savings Stock Purchase Agreement"), filed as Exhibit 10.1(a) to Alleghany's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1994, is incorporated
           herein by reference.
 10.16(b)  List of Contents of Exhibits and Schedules to the Sacramento
           Savings Stock Purchase Agreement, filed as Exhibit 10.1(b)
           to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.
 10.17(a)  Note Purchase Agreement dated as of January 15, 1995 by and among Alleghany Properties, Inc., Alleghany and Hartford
           Life Insurance Company Separate Account CRC (the "Alleghany
           Properties Note Purchase Agreement"), filed as Exhibit
           10.28(a) to Alleghany's Annual Report on Form 10-K for the
           year ended December 31, 1994, is incorporated herein by
           reference. Agreements dated as of January 15, 1995 among
           Alleghany Properties, Inc., Alleghany and each of
           Transamerica Life Insurance & Annuity Company, Transamerica
           Occidental Life Insurance Company, United of Omaha Life
           Insurance Company, Mutual of Omaha Insurance Company, The
           Lincoln National Life Insurance Company, Knights of Columbus
           and Woodmen Accident and Life Company are omitted pursuant to Instruction 2 of Item 601 of Regulation S-K.
 10.17(b)  List of Contents of Annexes and Exhibits to the Alleghany
           Properties Note Purchase Agreement, filed as Exhibit
           10.28(b) to Alleghany's Annual Report on Form 10-K for the
           year ended December 31, 1994, is incorporated herein by
           reference.
 10.17(c)  Amendment to Alleghany Properties Note Purchase Agreement
           dated as of June 23, 1995 among Alleghany, Alleghany
           Properties, Inc. and the Purchasers listed on Annex 1 to the
           Alleghany Properties Note Purchase Agreement, filed as
           Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1995, is incorporated
           herein by reference.
 10.17(d)  Amendment No. 2 to Alleghany Properties Note Purchase
           Agreement dated as of November 6, 1995 among Alleghany,
           Alleghany Properties, Inc. and the Purchasers listed on
           Annex 1 to the Alleghany Properties Note Purchase Agreement,
           filed as Exhibit 10.28(d) to Alleghany's Annual Report on
           Form 10-K for the year ended December 31, 1995, is
           incorporated herein by reference.
 10.17(e)  Third Amendment to Alleghany Properties Note Purchase
           Agreement dated as of December 11, 1998 by and among
           Alleghany, Alleghany Properties, Inc., Hartford Life
           Insurance Company, Transamerica Life Insurance & Annuity
           Company, Transamerica Occidental Life Insurance Company,
           United of Omaha Life Insurance Company, Mutual of Omaha
           Insurance Company, The Lincoln National Life Insurance
           company, Knights of Columbus and Woodmen Accident and Life
           Company.

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 10.18(a)  Note Purchase Agreement dated as of December 11, 1998 by and among Alleghany Properties, Inc., Alleghany and United of
           Omaha Life Insurance Company (the "Alleghany Properties 1998
           Note Purchase Agreement"). Agreements dated as of December
           11, 1998 among Alleghany Properties, Inc., Alleghany and
           each of Companion Life Insurance Company, Hartford Life
           Insurance Company, The Lincoln National Life Insurance
           Company, and First Penn-Pacific Life Insurance Company are
           omitted pursuant to Instruction 2 of Item 601 of Regulation
           S-K.
 10.18(b)  List of Contents of Annexes and Exhibits to the Alleghany
           Properties 1998 Note Purchase Agreement. Alleghany agrees to furnish supplementally a copy of any omitted annex or
           exhibit to the Securities and Exchange Commission upon
           request.
 10.19(a)  Installment Sales Agreement dated December 8, 1986 by and among Alleghany, Merrill Lynch, Pierce, Fenner & Smith
           Incorporated and Merrill Lynch & Co., Inc., filed as Exhibit
           10.10 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1986, is incorporated herein by reference
           (Securities and Exchange Commission File No. 1-9371).
 10.19(b)  Intercreditor and Collateral Agency Agreement dated as of
           October 20, 1997 among The Chase Manhattan Bank, Barclays
           Bank PLC and Alleghany Funding Corporation, filed as Exhibit
           10.1 to Alleghany's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1997, is incorporated herein by reference (Securities and Exchange Commission File No.
           1-9371).
 10.19(c)  Master Agreement dated as of October 20, 1997 between
           Barclays Bank PLC and Alleghany Funding Corporation, and
           related Amended Confirmation dated October 24, 1997 between
           Barclays Bank PLC and Alleghany Funding Corporation, filed as Exhibit 10.2 to Alleghany's Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1997, are incorporated herein by reference (Securities and Exchange Commission File
           No. 1-9371).
 10.19(d)  Indenture dated as of October 20, 1997 between Alleghany
           Funding Corporation and The Chase Manhattan Bank, filed as
           Exhibit 10.3 to Alleghany's Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1997, is incorporated
           herein by reference (Securities and Exchange Commission File
           No. 1-9371).
 10.20(a)  Stock Purchase Agreement dated as of July 1, 1991 among
           Celite Holdings Corporation, Celite Corporation and Manville
           International, B.V. (the "Celite Stock Purchase Agreement"),
           filed as Exhibit 10.2(a) to Alleghany's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1991, is
           incorporated herein by reference (Securities and Exchange
           Commission File No. 1-9371).
 10.20(b)  List of Contents of Exhibits and Schedules to the Celite
           Stock Purchase Agreement, filed as Exhibit 10.2(b) to
           Alleghany's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1991, is incorporated herein by reference
           (Securities and Exchange Commission File No. 1-9371).
 10.21(a)  Joint Venture Stock Purchase Agreement dated as of July 1,
           1991 among Celite Holdings Corporation, Celite Corporation and Manville Corporation (the "Celite Joint Venture Stock
           Purchase Agreement"), filed as Exhibit 10.3(a) to
           Alleghany's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1991, is incorporated herein by reference
           (Securities and Exchange Commission File No. 1-9371).
 10.21(b)  List of Contents of Exhibits and Schedules to the Celite
           Joint Venture Stock Purchase Agreement, filed as Exhibit
           10.3(b) to Alleghany's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1991, is incorporated herein by
           reference (Securities and Exchange Commission File No.
           1-9371).

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 10.22(a)  Asset Purchase Agreement dated as of July 1, 1991 among
           Celite Holdings Corporation, Celite Corporation and Manville
           Sales Corporation (the "Celite Asset Purchase Agreement"),
           filed as Exhibit 10.4(a) to Alleghany's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1991, is
           incorporated herein by reference (Securities and Exchange
           Commission File No. 1-9371).
 10.22(b)  List of Contents of Exhibits and Schedules to the Celite
           Asset Purchase Agreement, filed as Exhibit 10.4(b) to
           Alleghany's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1991, is incorporated herein by reference
           (Securities and Exchange Commission File No. 1-9371).
 10.22(c)  Amendment No. 1 dated as of July 31, 1991 to the Celite
           Asset Purchase Agreement, filed as Exhibit 10.32(c) to
           Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1991, is incorporated herein by reference
           (Securities and Exchange Commission File No. 1-9371).
 10.23(a)  Acquisition Related Agreement dated as of July 1, 1991, by and between Celite Holdings Corporation, Celite Corporation and Manville Corporation (the "Celite Acquisition Related
           Agreement"), filed as Exhibit 10.5(a) to Alleghany's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           1991, is incorporated herein by reference (Securities and
           Exchange Commission File No. 1-9371).
 10.23(b)  List of Contents of Exhibits to the Celite Acquisition
           Related Agreement, filed as Exhibit 10.5(b) to Alleghany's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           1991, is incorporated herein by reference (Securities and
           Exchange Commission File No. 1-9371).
 10.23(c)  Amendment dated as of July 31, 1991 to Celite Acquisition
           Related Agreement, filed as Exhibit 10.33(c) to Alleghany's
           Annual Report on Form 10-K for the year ended December 31,
           1991, is incorporated herein by reference (Securities and
           Exchange Commission File No. 1-9371).
 10.24(a)  Amended and Restated Credit Agreement dated as of March 10,
           1995 (the "World Minerals Credit Agreement") among Mineral
           Holdings Inc., World Minerals, the banks named therein,
           NationsBank, N.A. (Carolinas), Bank of America National
           Trust and Savings Association and Chemical Bank, filed as
           Exhibit 10.36(a) to Alleghany's Annual Report on Form 10-K
           for the year ended December 31, 1995, is incorporated herein by reference.
 10.24(b)  List of Contents of Exhibits and Annexes to World Minerals
           Credit Agreement, filed as Exhibit 10.36(b) to Alleghany's
           Annual Report on Form 10-K for the year ended December 31,
           1995, is incorporated herein by reference.
 10.25(a)  Stock Purchase Agreement dated as of July 28, 1993 (the
           "Underwriters Stock Purchase Agreement") among Alleghany,
           The Continental Corporation, Goldman, Sachs & Co. and
           certain funds which Goldman, Sachs & Co. either control or of which they are general partner, Underwriters Re Holdings
           Corp. and Underwriters Re Corporation, filed as Exhibit
           10.3(a) to Alleghany's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1993, is incorporated herein by
           reference.
 10.25(b)  List of Contents of Exhibits and Schedules to the
           Underwriters Stock Purchase Agreement, filed as Exhibit
           10.3(b) to Alleghany's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1993, is incorporated herein by
           reference.
 10.26     Indenture dated as of June 25, 1996 between URC Holdings
           Corp. (now known as Underwriters Re Group, Inc.) and The
           First National Bank of Chicago, as trustee, relating to the
           7 7/8% Senior Notes due 2006, filed as Exhibit 10.30(j) to
           Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1996, is incorporated herein by reference.

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 10.27(a)  Amended and Restated Credit Agreement dated as of December
           31, 1998 among Underwriters Re Group, Inc., the Lenders
           named therein and The First National Bank of Chicago, as
           Agent (the "Underwriters Credit Agreement").
 10.27(b)  List of Contents of Exhibits to the Underwriters Credit
           Agreement. Alleghany agrees to furnish supplementally a copy of any omitted exhibit to the Securities and Exchange
           Commission upon request.
 10.27(c)  Guaranty dated as of December 31, 1998 by Underwriters
           Reinsurance Company in favor of The First National Bank of
           Chicago, as Agent, pursuant to the Underwriters Credit
           Agreement.
 10.28(a)  Agreement and Plan of Amalgamation dated as of July 30, 1998 by and among Underwriters Reinsurance Company, Underwriters
           Acquisition Company Ltd. and Venton Holdings Ltd. (the
           "Amalgamation Agreement").
 10.28(b)  List of Contents of Exhibits to the Amalgamation Agreement.
           Alleghany agrees to furnish supplementally a copy of any
           omitted exhibit to the Securities and Exchange Commission
           upon request.
 10.28(c)  Amendment No. 1 dated as of September 24, 1998 to the
           Amalgamation Agreement (the "Amalgamation Amendment No. 1").
 10.28(d)  List of Contents of Exhibits to the Amalgamation Amendment
           No. 1. Alleghany agrees to furnish supplementally a copy of any omitted exhibit to the Securities and Exchange
           Commission upon request.
 10.29(a)  Letter of Credit Facility and Reimbursement Agreement dated as of October 23, 1998 by and among Venton Underwriting
           Limited, Talbot Underwriting Limited, Underwriters Re Group,
           Inc., Underwriters Reinsurance Company, the Banks parties
           thereto, Mellon Bank, N.A., Dresdner Kleinwort Benson North
           America LLC and Dresdner Bank AG, New York and Grand Cayman
           Branches (the "Underwriters Letter of Credit Facility").
 10.29(b)  List of Contents of Exhibits to the Underwriters Letter of
           Credit Facility. Alleghany agrees to furnish supplementally a copy of any omitted exhibit to the Securities and Exchange
           Commission upon request.
 10.29(c)  First Amendment dated as of November 25, 1998 to the
           Underwriters Letter of Credit Facility.
 10.29(d)  Second Amendment dated as of December 8, 1998 to the
           Underwriters Letter of Credit Facility.
 10.30(a)  Agreement and Plan of Merger dated as of August 22, 1996 among Chicago Title of Colorado, Inc. ("CT of Colorado"),
           Alleghany Acquisition Corporation, Alleghany and each of the shareholders of CT of Colorado (the "CT of Colorado Merger
           Agreement"), filed as Exhibit 2.1 to Alleghany's
           Registration Statement on Form S-3 (Registration No.
           333-13971), is incorporated herein by reference.
 10.30(b)  List of Contents of Exhibits to the CT of Colorado Merger
           Agreement, filed as Exhibit 2.2 to Alleghany's Registration
           Statement on Form S-3 (Registration No. 333-13971), is
           incorporated herein by reference.
 13        Pages 3 through 5, 7, 9 through 11, 13 through 15, 17, 19,
           22, and 24 through 46 of the Annual Report to Stockholders of Alleghany for the year 1998.
 21        List of subsidiaries of Alleghany.

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 23        Consent of KPMG LLP, independent certified public
           accountants, to the incorporation by reference of their
           reports relating to the financial statements and related
           schedules of Alleghany and subsidiaries in Alleghany's
           Registration Statements on Form S-8 (Registration No.
           33-27598), Form S-8 (Registration No. 333-323), Form S-8
           (Registration No. 333-37237), Form S-8 (Registration No.
           333-57133), Form S-3 (Registration No. 33-55707), Form S-3
           (Registration No. 33-62477), Form S-3 (Registration No.
           333-09881), and Form S-3 (Registration No. 333-13971).
 27        Financial Data Schedule.

---------------
* Compensatory plan or arrangement.

     (b) Reports on Form 8-K.

     Alleghany did not file any reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALLEGHANY CORPORATION
                                          (Registrant)

                                          By     /s/ JOHN J. BURNS, JR.

                                            ------------------------------------
                                            John J. Burns, Jr.
                                            President

Date: March 16, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 1999                                                   By /s/ JOHN J. BURNS, JR.
                                                          --------------------------------------------------
                                                                          John J. Burns, Jr.
                                                                        President and Director
                                                                     (principal executive officer)

Date: March 16, 1999                                                   By /s/ DAN R. CARMICHAEL
                                                          --------------------------------------------------
                                                                           Dan R. Carmichael
                                                                               Director

Date: March 16, 1999                                                    By /s/ DAVID B. CUMING
                                                          --------------------------------------------------
                                                                            David B. Cuming
                                                                         Senior Vice President
                                                                     (principal financial officer)

Date: March 16, 1999                                                   By /s/ THOMAS S. JOHNSON
                                                          --------------------------------------------------
                                                                           Thomas S. Johnson
                                                                               Director

Date: March 16, 1999                                                  By /s/ ALLAN P. KIRBY, JR.
                                                          --------------------------------------------------
                                                                          Allan P. Kirby, Jr.
                                                                               Director

Date: March 16, 1999                                                       By /s/ F.M. KIRBY
                                                          --------------------------------------------------
                                                                              F.M. Kirby
                                                                  Chairman of the Board and Director

Date: March 16, 1999                                                    By /s/ WILLIAM K. LAVIN
                                                          --------------------------------------------------
                                                                           William K. Lavin
                                                                               Director

Date: March 16, 1999                                                      By /s/ ROGER NOALL
                                                          --------------------------------------------------
                                                                              Roger Noall
                                                                               Director

Date: March 16, 1999                                                   By /s/ PETER R. SISMONDO
                                                         -----------------------------------------------------
                                                                           Peter R. Sismondo
                                                          Vice President, Controller, Treasurer and Assistant
                                                               Secretary (principal accounting officer)

Date: March 16, 1999                                                     By /s/ JAMES F. WILL
                                                         -----------------------------------------------------
                                                                             James F. Will
                                                                               Director

Date: March 16, 1999                                                   By /s/ PAUL F. WOODBERRY
                                                         -----------------------------------------------------
                                                                           Paul F. Woodberry
                                                                               Director

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

                                                                      SCHEDULE I

                     ALLEGHANY CORPORATION AND SUBSIDIARIES

                      SUMMARY OF INVESTMENTS -- OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31,1998
                                 (IN THOUSANDS)

                                                                                  AMOUNT AT WHICH
                                                                       FAIR        SHOWN IN THE
TYPE OF INVESTMENT                                       COST         VALUE        BALANCE SHEET
------------------                                    ----------    ----------    ---------------
Fixed maturities:
  Bonds:
     United States Government and government
       agencies and authorities.....................  $  309,088    $  318,755      $  318,755
     States, municipalities and political
       subdivisions.................................     379,861       391,968         391,968
     Foreign governments............................      26,146        25,809          25,809
     Public utilities...............................      35,614        37,258          37,258
     All other corporate bonds......................     342,418       350,109         350,109
  Certificates of deposit...........................       1,333         1,333           1,333
  Redeemable preferred stock........................      21,618        22,243          22,243
                                                      ----------    ----------      ----------
     Fixed maturities...............................   1,116,078    $1,147,475      $1,147,475
                                                      ----------    ==========      ----------
Equity securities:
  Common stocks:
     Banks, trust, and insurance companies..........      16,000    $   16,000          16,000
     Industrial, miscellaneous, and all other.......     301,216       808,326         808,326
                                                      ----------    ----------      ----------
          Total equity securities...................     317,216    $  824,326         824,326
                                                      ----------    ==========      ----------
Other long-term investments.........................      19,407                        19,433
Short-term investments..............................     134,794                       134,799
                                                      ----------                    ----------
          Total investments.........................  $1,587,495                    $2,126,033
                                                      ==========                    ==========

                                                                     SCHEDULE II

                             ALLEGHANY CORPORATION

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                 1998          1997
                                                              ----------    ----------
                                        ASSETS
Investment securities (Cost: 1998 $207,857; 1997
  $218,307).................................................  $  534,580    $  499,502
Cash........................................................         999             0
Accounts and other receivables, less allowances.............      27,992        20,560
Property and equipment -- at cost, less accumulated
  depreciation..............................................       4,866         3,049
Other assets................................................      47,347        32,118
Investment in CT&T (discontinued operations)................           0       385,451
Investment in consolidated subsidiaries.....................     898,450       865,131
                                                              ----------    ----------
                                                              $1,514,234    $1,805,811
                                                              ==========    ==========
                     LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Other liabilities...........................................  $   78,513    $   76,896
Net deferred tax liability..................................     140,686       122,857
Long-term debt..............................................      47,607        35,123
                                                              ----------    ----------
          Total liabilities.................................     266,806       234,876
Commitments and contingent liabilities
Common stockholders' equity.................................   1,247,428     1,570,935
                                                              ----------    ----------
                                                              $1,514,234    $1,805,811
                                                              ==========    ==========

           See accompanying Notes to Condensed Financial Statements.

                                                                     SCHEDULE II

                             ALLEGHANY CORPORATION

                        CONDENSED STATEMENTS OF EARNINGS
                      THREE YEARS ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                               1998        1997       1996
                                                              -------    --------    -------
Revenues:
  Interest, dividend and other income.......................  $73,477    $ 61,362    $58,647
  Net (loss)
     gain on investment transactions........................      318     (11,280)       801
                                                              -------    --------    -------
          Total revenues....................................   73,795      50,082     59,448
                                                              -------    --------    -------
Costs and Expenses:
  Interest expense..........................................    6,597       4,466      3,444
  General and administrative................................   91,934      73,908     67,192
                                                              -------    --------    -------
          Total costs and expenses..........................   98,531      78,374     70,636
                                                              -------    --------    -------
  Operating loss............................................  (24,736)    (28,292)   (11,188)
Equity in earnings of consolidated subsidiaries.............  115,752      93,522     68,578
                                                              -------    --------    -------
  Earnings from continuing operations, before income
     taxes..................................................   91,016      65,230     57,390
Income taxes................................................   27,635      13,830     16,920
                                                              -------    --------    -------
  Earnings from continuing operations.......................   63,381      51,400     40,470
  Earnings from discontinued operations, net of tax.........   32,725      54,267     46,578
                                                              -------    --------    -------
  Net earnings..............................................  $96,106    $105,667    $87,048
                                                              =======    ========    =======

           See accompanying Notes to Condensed Financial Statements.

                                                                     SCHEDULE II

                             ALLEGHANY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                1998        1997        1996
                                                              --------    ---------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Earnings from continuing operations.......................  $ 63,381    $  51,400    $40,470
  Adjustments to reconcile earnings from continuing
    operations to cash provided by (used in) continuing
    operations:
    Depreciation and amortization...........................       894          501        463
    Net (gain) loss on investment transactions..............      (318)      11,280       (801)
    (Increase) decrease in accounts and other receivables,
      less allowances.......................................    (7,432)      (2,402)       884
    (Increase) decrease in other assets.....................   (15,327)      (2,874)     3,554
    Increase (decrease) in other liabilities................     3,513       (7,375)   (12,268)
    Other operating, net....................................       471        1,226     (1,625)
    Equity in undistributed net earnings of consolidated
      subsidiaries..........................................   (79,071)     (64,007)   (46,731)
                                                              --------    ---------    -------
    Net adjustments.........................................   (97,270)     (63,651)   (56,524)
                                                              --------    ---------    -------
    Cash used in continuing operations......................   (33,889)     (12,251)   (16,054)
                                                              --------    ---------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments...................................   (66,133)    (250,930)    (7,502)
  Sales of investments......................................    76,895      226,032      6,469
  Capital contributions to consolidated subsidiaries........      (263)      (1,171)      (446)
  Cash dividends from consolidated subsidiaries.............    61,826       14,362      4,441
  Purchase of property and equipment........................    (2,613)        (976)      (333)
  Disposition of property and equipment.....................         0            0         18
                                                              --------    ---------    -------
    Net cash provided by (used in) investing activities.....    69,712      (12,683)     2,647
                                                              --------    ---------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt......................         0            0    (35,000)
  Proceeds of long-term debt................................    12,484       16,000     35,000
  Cash provided by discontinued operations..................     3,903       18,805     30,000
  Other, net................................................   (51,211)     (11,726)   (15,570)
                                                              --------    ---------    -------
    Net cash (used in) provided by financing activities.....   (34,824)      23,079     14,430
                                                              --------    ---------    -------
    Net increase (decrease) in cash.........................       999       (1,855)     1,023
Cash at beginning of year...................................         0        1,855        832
                                                              --------    ---------    -------
CASH AT END OF YEAR.........................................  $    999    $       0    $ 1,855
                                                              ========    =========    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest................................................  $  5,147    $   4,869    $ 3,443
    Income taxes............................................  $ 56,112    $  34,100    $54,822

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Book value of spin-off of Chicago Title and Trust Company...  $413,767    $       0    $     0

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

     2. LONG-TERM DEBT. Reference is made to Note 6 of the Notes to Consolidated Financial Statements incorporated herein by reference for information regarding the significant provisions of the revolving credit loan agreement of Alleghany. Included in long-term debt in the accompanying condensed balance sheets is $19,123 in 1998 and 1997 of intercompany notes payable due to Alleghany Funding.

     3. INCOME TAXES. Reference is made to Note 7 of the Notes to Consolidated Financial Statements incorporated herein by reference.

     4. COMMITMENTS AND CONTINGENCIES. Reference is made to Note 13 of the Notes to Consolidated Financial Statements incorporated herein by reference.

     5. STOCKHOLDERS' EQUITY. Reference is made to Note 8 of the Notes to Consolidated Financial Statements incorporated herein by reference with respect to stockholders' equity and surplus available for dividend payments to Alleghany from its subsidiaries.

                                                                    SCHEDULE III

                     ALLEGHANY CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)

                                                      AT DECEMBER 31                     FOR THE YEAR ENDED DECEMBER 31
                                      ----------------------------------------------   ----------------------------------
                                                      FUTURE
                                                      POLICY                 OTHER                             BENEFITS,
                                                    BENEFITS,                POLICY                             CLAIMS,
                                       DEFERRED      LOSSES,                 CLAIMS                              LOSSES
                                        POLICY        CLAIMS                  AND                    NET          AND
                                      ACQUISITION    AND LOSS    UNEARNED   BENEFITS   PREMIUM    INVESTMENT   SETTLEMENT
YEAR                     SEGMENT         COST        EXPENSES    PREMIUMS   PAYABLE    REVENUE      INCOME      EXPENSES
----                     -------      -----------   ----------   --------   --------   --------   ----------   ----------
1998.................  Property and
                       casualty
                       reinsurance      $93,397     $1,554,818   $389,603      $0      $420,809    $80,404      $288,259
                                        =======     ==========   ========      ==      ========    =======      ========
1997.................  Property and
                       casualty
                       reinsurance      $29,644     $1,159,070   $136,288      $0      $376,672    $75,531      $261,828
                                        =======     ==========   ========      ==      ========    =======      ========
1996.................  Property and
                       casualty
                       reinsurance      $20,771     $1,110,020   $ 95,472      $0      $346,777    $63,184      $243,725
                                        =======     ==========   ========      ==      ========    =======      ========

                         FOR THE YEAR ENDED DECEMBER 31
                       -----------------------------------

                       AMORTIZATION
                       OF DEFERRED
                          POLICY        OTHER
                       ACQUISITION    OPERATING   PREMIUMS
YEAR                      COSTS       EXPENSES    WRITTEN
----                   ------------   ---------   --------
1998.................
                         $113,170      $54,805    $438,162
                         ========      =======    ========
1997.................
                         $ 94,444      $51,769    $414,191
                         ========      =======    ========
1996.................
                         $ 88,895      $40,373    $360,305
                         ========      =======    ========

                                                                     SCHEDULE IV

                     ALLEGHANY CORPORATION AND SUBSIDIARIES

                                  REINSURANCE
                      THREE YEARS ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                          PERCENTAGE
                                                   CEDED TO      ASSUMED                  OF AMOUNT
                                        GROSS        OTHER      FROM OTHER      NET        ASSUMED
YEAR                     SEGMENT        AMOUNT     COMPANIES    COMPANIES      AMOUNT       TO NET
----                     -------       --------    ---------    ----------    --------    ----------
1998.................  Property
                       and casualty
                       reinsurance
                       premiums        $144,812    $110,377      $386,374     $420,809         92%
                                       ========    ========      ========     ========      =====
1997.................  Property
                       and casualty
                       reinsurance
                       premiums        $112,158    $ 88,416      $352,930     $376,672         94%
                                       ========    ========      ========     ========      =====
1996.................  Property
                       and casualty
                       reinsurance
                       premiums        $ 85,437    $ 65,968      $327,308     $346,777      94.39%
                                       ========    ========      ========     ========      =====

                                                                     SCHEDULE VI

                     ALLEGHANY CORPORATION AND SUBSIDIARIES

             SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
                              INSURANCE OPERATIONS
                                 (IN THOUSANDS)

                                                       DISCOUNT,
                                                        IF ANY,
                                                       DEDUCTED                                         CLAIMS AND CLAIM
                                          RESERVES    IN RESERVES                                          ADJUSTMENT
                                            FOR           FOR                                               EXPENSES
                                           UNPAID       UNPAID                                         INCURRED RELATED TO
                            DEFERRED       CLAIMS       CLAIMS                                         -------------------
AFFILIATION                  POLICY      AND CLAIM     AND CLAIM                             NET         (1)        (2)
WITH                       ACQUISITION   ADJUSTMENT   ADJUSTMENT    UNEARNED    EARNED    INVESTMENT   CURRENT     PRIOR
REGISTRANT                    COST        EXPENSES     EXPENSES     PREMIUMS   PREMIUMS     INCOME       YEAR       YEAR
-----------                -----------   ----------   -----------   --------   --------   ----------   --------   --------
1998
Consolidated property-
casualty entities........    $93,397     $1,554,818       $0        $389,603   $420,809    $80,404     $290,513   $(2,254)
                             =======     ==========       ==        ========   ========    =======     ========   ========
1997
Consolidated property-
casualty entities........    $29,644     $1,159,070       $0        $136,288   $376,672    $75,531     $267,530   $(5,702)
                             =======     ==========       ==        ========   ========    =======     ========   ========
1996
Consolidated property-
casualty entities........    $20,771     $1,110,020       $0        $ 95,472   $346,777    $63,184     $242,332   $  1,393
                             =======     ==========       ==        ========   ========    =======     ========   ========


                           AMORTIZATION
                           OF DEFERRED    PAID CLAIMS
AFFILIATION                   POLICY       AND CLAIM
WITH                       ACQUISITION    ADJUSTMENT    PREMIUMS
REGISTRANT                    COSTS        EXPENSES     WRITTEN
-----------                ------------   -----------   --------
1998
Consolidated property-
casualty entities........    $113,170      $192,031     $438,162
                             ========      ========     ========
1997
Consolidated property-
casualty entities........    $ 94,444      $210,015     $414,191
                             ========      ========     ========
1996
Consolidated property-
casualty entities........    $ 88,895      $139,689     $360,305
                             ========      ========     ========

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Alleghany Corporation:

     Under date of February 19, 1999, we reported on the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of earnings, changes in common stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998 as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statements schedules as listed in the accompanying index. These financial statements schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements schedules based on our audits.

     In our opinion, such financial statements schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

                                          KPMG LLP

New York, New York
February 19, 1999

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
  3.01     Restated Certificate of Incorporation of Alleghany, as
           amended by Amendment accepted and received for filing by the
           Secretary of State of the State of Delaware on June 23,
           1988, filed as Exhibit 20 to Alleghany's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1988, is
           incorporated herein by reference (Securities and Exchange
           Commission File No. 1-9371).
  3.02     By-Laws of Alleghany as amended April 18, 1995, filed as
           Exhibit 3.1 to Alleghany's Quarterly Report on Form 10-Q for
           the quarter ended March 31, 1995, is incorporated herein by reference.
*10.01     Description of Alleghany Management Incentive Plan, filed as
           Exhibit 10.01 to Alleghany's Annual Report on Form 10-K for
           the year ended December 31, 1993, is incorporated herein by reference.
*10.02     Alleghany Corporation Deferred Compensation Plan as amended and restated as of December 15, 1992, filed as Exhibit 10.03 to Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1992, is incorporated herein by reference.
*10.03     Alleghany 1993 Long-Term Incentive Plan, as amended and
           restated effective as of January 1, 1994, filed as Exhibit
           10.06(b) to Alleghany's Annual Report on Form 10-K for the
           year ended December 31, 1994, is incorporated herein by
           reference.
*10.04     Alleghany Supplemental Death Benefit Plan dated as of May
           15, 1985 and effective as of January 1, 1985, filed as
           Exhibit 10.08 to Old Alleghany's Annual Report on Form 10-K
           for the year ended December 31, 1985, is incorporated herein by reference (Securities and Exchange Commission File No.
           1-9371).
*10.05(a)  Trust Agreement Amendment made as of July 8, 1994 between
           Alleghany and Chemical Bank, filed as Exhibit 10.08(a) to
           Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1995, is incorporated herein by reference.
*10.05(b)  Alleghany Retirement Plan, as amended and restated on March
           14, 1995, filed as Exhibit 10.08(c) to Alleghany's Annual
           Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.
*10.05(c)  Amendments to Alleghany Retirement Plan, effective as of
           January 1, 1996, filed as Exhibit 10.1 to Alleghany's
           Quarterly Report on Form 10-Q for the quarter ended March
           31, 1996, is incorporated herein by reference.
*10.05(d)  Amendments to Alleghany Retirement Plan, effective as of
           January 1, 1998, filed as Exhibit 10.05(d) to Alleghany's
           Annual Report on Form 10-K for the year ended December 31,
           1997, is incorporated herein by reference.
*10.06     Alleghany Retirement COLA Plan dated and effective as of
           January 1, 1992, as adopted on March 17, 1992, filed as
           Exhibit 10.7 to Alleghany's Annual Report on Form 10-K for
           the year ended December 31, 1991, is incorporated herein by reference (Securities and Exchange Commission File No.
           1-9371).
*10.07     Description of Alleghany Group Long Term Disability Plan
           effective as of July 1, 1995, filed as Exhibit 10.10 to
           Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1995, is incorporated herein by reference.
*10.08     Alleghany Amended and Restated Directors' Stock Option Plan
           effective as of April 20, 1993, filed as Exhibit 10.1 to
           Alleghany's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1993, is incorporated herein by reference.
*10.09     Alleghany Directors' Equity Compensation Plan, effective as of January 16, 1995, filed as Exhibit 10.11 to Alleghany's
           Annual Report on Form 10-K for the year ended December 31,
           1994, is incorporated herein by reference.

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
*10.10     Alleghany Non-Employee Directors' Retirement Plan effective
           July 1, 1990, filed as Exhibit 10.1 to Alleghany's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1990, is incorporated herein by reference (Securities and Exchange
           Commission File No. 1-9371).
*10.11(a)  Description of compensatory arrangement between Alleghany and Paul F. Woodberry, filed as Exhibit 10.11(a) to
           Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1997, is incorporated herein by reference.
*10.11(b)  Description of long-term incentive arrangement between
           Alleghany and Paul F. Woodberry, filed as Exhibit 10.21(b)
           to Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1995, is incorporated herein by reference.
 10.12     Revolving Credit Loan Agreement dated as of June 14, 1995
           among Alleghany and Chemical Bank, filed as Exhibit 10.1 to
           Alleghany's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1995, is incorporated herein by reference.
 10.12(a)  First Amendment dated as of April 8, 1998, to the Revolving
           Credit Loan Agreement dated as of June 14, 1995, among
           Alleghany and Chase Manhattan Bank (formerly known as
           Chemical Bank), filed as Exhibit 10.1 to Alleghany's
           Quarterly Report on Form 10-Q for the quarter ended March
           31, 1998, is incorporated herein by reference.
 10.13(a)  Distribution Agreement dated as of June 16, 1998 by and between Alleghany Corporation and Chicago Title Corporation
           (the "Spin-Off Distribution Agreement"), filed as Exhibit
           2.1(a) to Chicago Title Corporation's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1998, is
           incorporated herein by reference (Securities and Exchange
           Commission File No. 001-13995).
 10.13(b)  List of Contents of Exhibits to the Spin-Off Distribution
           Agreement, filed as Exhibit 2.1(b) to Chicago Title
           Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference
           (Securities and Exchange Commission File No. 001-13995).
 10.13(c)  Tax Sharing Agreement dated as of June 17, 1998 by and among
           Alleghany Corporation and Chicago Title Corporation, filed as Exhibit 10.2 to Chicago Title Corporation's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference (Securities and Exchange
           Commission File No. 001-13995).
 10.14     Distribution Agreement dated as of May 1, 1987 between
           Alleghany and MSL Industries, Inc., filed as Exhibit 10.21 to Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1987, is incorporated herein by reference
           (Securities and Exchange Commission File No. 1-9371).
 10.15     Amendment to Distribution Agreement dated June 29, 1987,
           effective as of May 1, 1987, between Alleghany and MSL
           Industries, Inc., filed as Exhibit 10.22 to Alleghany's
           Annual Report on Form 10-K for the year ended December 31,
           1987, is incorporated herein by reference (Securities and
           Exchange Commission File No. 1-9371).
 10.16(a)  Stock Purchase Agreement dated as of May 18, 1994 by and between First Interstate Bank of California and Alleghany
           (the "Sacramento Savings Stock Purchase Agreement"), filed as Exhibit 10.1(a) to Alleghany's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1994, is incorporated
           herein by reference.
 10.16(b)  List of Contents of Exhibits and Schedules to the Sacramento
           Savings Stock Purchase Agreement, filed as Exhibit 10.1(b)
           to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 10.17(a)  Note Purchase Agreement dated as of January 15, 1995 by and among Alleghany Properties, Inc., Alleghany and Hartford
           Life Insurance Company Separate Account CRC (the "Alleghany
           Properties Note Purchase Agreement"), filed as Exhibit
           10.28(a) to Alleghany's Annual Report on Form 10-K for the
           year ended December 31, 1994, is incorporated herein by
           reference. Agreements dated as of January 15, 1995 among
           Alleghany Properties, Inc., Alleghany and each of
           Transamerica Life Insurance & Annuity Company, Transamerica
           Occidental Life Insurance Company, United of Omaha Life
           Insurance Company, Mutual of Omaha Insurance Company, The
           Lincoln National Life Insurance Company, Knights of Columbus
           and Woodmen Accident and Life Company are omitted pursuant to Instruction 2 of Item 601 of Regulation S-K.
 10.17(b)  List of Contents of Annexes and Exhibits to the Alleghany
           Properties Note Purchase Agreement, filed as Exhibit
           10.28(b) to Alleghany's Annual Report on Form 10-K for the
           year ended December 31, 1994, is incorporated herein by
           reference.
 10.17(c)  Amendment to Alleghany Properties Note Purchase Agreement
           dated as of June 23, 1995 among Alleghany, Alleghany
           Properties, Inc. and the Purchasers listed on Annex 1 to the
           Alleghany Properties Note Purchase Agreement, filed as
           Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1995, is incorporated
           herein by reference.
 10.17(d)  Amendment No. 2 to Alleghany Properties Note Purchase
           Agreement dated as of November 6, 1995 among Alleghany,
           Alleghany Properties, Inc. and the Purchasers listed on
           Annex 1 to the Alleghany Properties Note Purchase Agreement,
           filed as Exhibit 10.28(d) to Alleghany's Annual Report on
           Form 10-K for the year ended December 31, 1995, is
           incorporated herein by reference.
 10.17(e)  Third Amendment to Alleghany Properties Note Purchase
           Agreement dated as of December 11, 1998 by and among
           Alleghany, Alleghany Properties, Inc., Hartford Life
           Insurance Company, Transamerica Life Insurance & Annuity
           Company, Transamerica Occidental Life Insurance Company,
           United of Omaha Life Insurance Company, Mutual of Omaha
           Insurance Company, The Lincoln National Life Insurance
           company, Knights of Columbus and Woodmen Accident and Life
           Company.
 10.18(a)  Note Purchase Agreement dated as of December 11, 1998 by and among Alleghany Properties, Inc., Alleghany and United of
           Omaha Life Insurance Company (the "Alleghany Properties 1998
           Note Purchase Agreement"). Agreements dated as of December
           11, 1998 among Alleghany Properties, Inc., Alleghany and
           each of Companion Life Insurance Company, Hartford Life
           Insurance Company, The Lincoln National Life Insurance
           Company, and First Penn-Pacific Life Insurance Company are
           omitted pursuant to Instruction 2 of Item 601 of Regulation
           S-K.
 10.18(b)  List of Contents of Annexes and Exhibits to the Alleghany
           Properties 1998 Note Purchase Agreement. Alleghany agrees to furnish supplementally a copy of any omitted annex or
           exhibit to the Securities and Exchange Commission upon
           request.
 10.19(a)  Installment Sales Agreement dated December 8, 1986 by and among Alleghany, Merrill Lynch, Pierce, Fenner & Smith
           Incorporated and Merrill Lynch & Co., Inc., filed as Exhibit
           10.10 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1986, is incorporated herein by reference
           (Securities and Exchange Commission File No. 1-9371).
 10.19(b)  Intercreditor and Collateral Agency Agreement dated as of
           October 20, 1997 among The Chase Manhattan Bank, Barclays
           Bank PLC and Alleghany Funding Corporation, filed as Exhibit
           10.1 to Alleghany's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1997, is incorporated herein by reference (Securities and Exchange Commission File No.
           1-9371).

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 10.19(c)  Master Agreement dated as of October 20, 1997 between
           Barclays Bank PLC and Alleghany Funding Corporation, and
           related Amended Confirmation dated October 24, 1997 between
           Barclays Bank PLC and Alleghany Funding Corporation, filed as Exhibit 10.2 to Alleghany's Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1997, are incorporated herein by reference (Securities and Exchange Commission File
           No. 1-9371).
 10.19(d)  Indenture dated as of October 20, 1997 between Alleghany
           Funding Corporation and The Chase Manhattan Bank, filed as
           Exhibit 10.3 to Alleghany's Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1997, is incorporated
           herein by reference (Securities and Exchange Commission File
           No. 1-9371).
 10.20(a)  Stock Purchase Agreement dated as of July 1, 1991 among
           Celite Holdings Corporation, Celite Corporation and Manville
           International, B.V. (the "Celite Stock Purchase Agreement"),
           filed as Exhibit 10.2(a) to Alleghany's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1991, is
           incorporated herein by reference (Securities and Exchange
           Commission File No. 1-9371).
 10.20(b)  List of Contents of Exhibits and Schedules to the Celite
           Stock Purchase Agreement, filed as Exhibit 10.2(b) to
           Alleghany's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1991, is incorporated herein by reference
           (Securities and Exchange Commission File No. 1-9371).
 10.21(a)  Joint Venture Stock Purchase Agreement dated as of July 1,
           1991 among Celite Holdings Corporation, Celite Corporation and Manville Corporation (the "Celite Joint Venture Stock
           Purchase Agreement"), filed as Exhibit 10.3(a) to
           Alleghany's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1991, is incorporated herein by reference
           (Securities and Exchange Commission File No. 1-9371).
 10.21(b)  List of Contents of Exhibits and Schedules to the Celite
           Joint Venture Stock Purchase Agreement, filed as Exhibit
           10.3(b) to Alleghany's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1991, is incorporated herein by
           reference (Securities and Exchange Commission File No.
           1-9371).
 10.22(a)  Asset Purchase Agreement dated as of July 1, 1991 among
           Celite Holdings Corporation, Celite Corporation and Manville
           Sales Corporation (the "Celite Asset Purchase Agreement"),
           filed as Exhibit 10.4(a) to Alleghany's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1991, is
           incorporated herein by reference (Securities and Exchange
           Commission File No. 1-9371).
 10.22(b)  List of Contents of Exhibits and Schedules to the Celite
           Asset Purchase Agreement, filed as Exhibit 10.4(b) to
           Alleghany's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1991, is incorporated herein by reference
           (Securities and Exchange Commission File No. 1-9371).
 10.22(c)  Amendment No. 1 dated as of July 31, 1991 to the Celite
           Asset Purchase Agreement, filed as Exhibit 10.32(c) to
           Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1991, is incorporated herein by reference
           (Securities and Exchange Commission File No. 1-9371).
 10.23(a)  Acquisition Related Agreement dated as of July 1, 1991, by and between Celite Holdings Corporation, Celite Corporation and Manville Corporation (the "Celite Acquisition Related
           Agreement"), filed as Exhibit 10.5(a) to Alleghany's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           1991, is incorporated herein by reference (Securities and
           Exchange Commission File No. 1-9371).

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 10.23(b)  List of Contents of Exhibits to the Celite Acquisition
           Related Agreement, filed as Exhibit 10.5(b) to Alleghany's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           1991, is incorporated herein by reference (Securities and
           Exchange Commission File No. 1-9371).
 10.23(c)  Amendment dated as of July 31, 1991 to Celite Acquisition
           Related Agreement, filed as Exhibit 10.33(c) to Alleghany's
           Annual Report on Form 10-K for the year ended December 31,
           1991, is incorporated herein by reference (Securities and
           Exchange Commission File No. 1-9371).
 10.24(a)  Amended and Restated Credit Agreement dated as of March 10,
           1995 (the "World Minerals Credit Agreement") among Mineral
           Holdings Inc., World Minerals, the banks named therein,
           NationsBank, N.A. (Carolinas), Bank of America National
           Trust and Savings Association and Chemical Bank, filed as
           Exhibit 10.36(a) to Alleghany's Annual Report on Form 10-K
           for the year ended December 31, 1995, is incorporated herein by reference.
 10.24(b)  List of Contents of Exhibits and Annexes to World Minerals
           Credit Agreement, filed as Exhibit 10.36(b) to Alleghany's
           Annual Report on Form 10-K for the year ended December 31,
           1995, is incorporated herein by reference.
 10.25(a)  Stock Purchase Agreement dated as of July 28, 1993 (the
           "Underwriters Stock Purchase Agreement") among Alleghany,
           The Continental Corporation, Goldman, Sachs & Co. and
           certain funds which Goldman, Sachs & Co. either control or of which they are general partner, Underwriters Re Holdings
           Corp. and Underwriters Re Corporation, filed as Exhibit
           10.3(a) to Alleghany's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1993, is incorporated herein by
           reference.
 10.25(b)  List of Contents of Exhibits and Schedules to the
           Underwriters Stock Purchase Agreement, filed as Exhibit
           10.3(b) to Alleghany's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1993, is incorporated herein by
           reference.
 10.26     Indenture dated as of June 25, 1996 between URC Holdings
           Corp. (now known as Underwriters Re Group, Inc.) and The
           First National Bank of Chicago, as trustee, relating to the
           7 7/8% Senior Notes due 2006, filed as Exhibit 10.30(j) to
           Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1996, is incorporated herein by reference.
 10.27(a)  Amended and Restated Credit Agreement dated as of December
           31, 1998 among Underwriters Re Group, Inc., the Lenders
           named therein and The First National Bank of Chicago, as
           Agent (the "Underwriters Credit Agreement").
 10.27(b)  List of Contents of Exhibits to the Underwriters Credit
           Agreement. Alleghany agrees to furnish supplementally a copy of any omitted exhibit to the Securities and Exchange
           Commission upon request.
 10.27(c)  Guaranty dated as of December 31, 1998 by Underwriters
           Reinsurance Company in favor of The First National Bank of
           Chicago, as Agent, pursuant to the Underwriters Credit
           Agreement.
 10.28(a)  Agreement and Plan of Amalgamation dated as of July 30, 1998 by and among Underwriters Reinsurance Company, Underwriters
           Acquisition Company Ltd. and Venton Holdings Ltd. (the
           "Amalgamation Agreement").
 10.28(b)  List of Contents of Exhibits to the Amalgamation Agreement.
           Alleghany agrees to furnish supplementally a copy of any
           omitted exhibit to the Securities and Exchange Commission
           upon request.
 10.28(c)  Amendment No. 1 dated as of September 24, 1998 to the
           Amalgamation Agreement (the "Amalgamation Amendment No. 1").

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 10.28.(d) List of Contents of Exhibits to the Amalgamation Amendment
           No. 1. Alleghany agrees to furnish supplementally a copy of any omitted exhibit to the Securities and Exchange
           Commission upon request.
 10.29(a)  Letter of Credit Facility and Reimbursement Agreement dated as of October 23, 1998 by and among Venton Underwriting
           Limited, Talbot Underwriting Limited, Underwriters Re Group,
           Inc., Underwriters Reinsurance Company, the Banks parties
           thereto, Mellon Bank, N.A., Dresdner Kleinwort Benson North
           America LLC and Dresdner Bank AG, New York and Grand Cayman
           Branches (the "Underwriters Letter of Credit Facility").
 10.29(b)  List of Contents of Exhibits to the Underwriters Letter of
           Credit Facility. Alleghany agrees to furnish supplementally a copy of any omitted exhibit to the Securities and Exchange
           Commission upon request.
 10.29(c)  First Amendment dated as of November 25, 1998 to the
           Underwriters Letter of Credit Facility.
 10.29(d)  Second Amendment dated as of December 8, 1998 to the
           Underwriters Letter of Credit Facility.
 10.30(a)  Agreement and Plan of Merger dated as of August 22, 1996 among Chicago Title of Colorado, Inc. ("CT of Colorado"),
           Alleghany Acquisition Corporation, Alleghany and each of the shareholders of CT of Colorado (the "CT of Colorado Merger
           Agreement"), filed as Exhibit 2.1 to Alleghany's
           Registration Statement on Form S-3 (Registration No.
           333-13971), is incorporated herein by reference.
 10.30(b)  List of Contents of Exhibits to the CT of Colorado Merger
           Agreement, filed as Exhibit 2.2 to Alleghany's Registration
           Statement on Form S-3 (Registration No. 333-13971), is
           incorporated herein by reference.
 13        Pages 3 through 5, 7, 9 through 11, 13 through 15, 17, 19,
           22, and 24 through 46 of the Annual Report to Stockholders of Alleghany for the year 1998.
 21        List of subsidiaries of Alleghany.
 23        Consent of KPMG LLP, independent certified public
           accountants, to the incorporation by reference of their
           reports relating to the financial statements and related
           schedules of Alleghany and subsidiaries in Alleghany's
           Registration Statements on Form S-8 (Registration No.
           33-27598), Form S-8 (Registration No. 333-323), Form S-8
           (Registration No. 333-37237), Form S-8 (Registration No.
           333-57133), Form S-3 (Registration No. 33-55707), Form S-3
           (Registration No. 33-62477), Form S-3 (Registration No.
           333-09881), and Form S-3 (Registration No. 333-13971).
 27        Financial Data Schedule.

---------------
* Compensatory plan or arrangement.