Form 10-Q
period 1999-03-31
ALLEGHANY CORP /DE
filed 1999-05-10
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR QUARTER ENDED MARCH 31, 1999

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

                   YES   /X/                         NO   / /

                  INDICATE THE NUMBER OF SHARES OUTSTANDING OF
                      EACH OF THE ISSUER'S CLASS OF COMMON
                      STOCK, AS OF THE CLOSE OF THE PERIOD
                             COVERED BY THIS REPORT:

                                    7,328,294
                             (AS OF MARCH 31, 1999)

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1999 AND 1998
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)


                                                                                       1999                   1998
                                                                                   -----------            -----------
REVENUES
       Trust fees                                                                  $    39,373            $    25,048
       Net property and casualty premiums earned                                       144,237                 94,050
       Interest, dividend and other income                                              43,203                 40,030
       Net mineral and filtration sales                                                 48,886                 47,688
       Net gain (loss) on investment transactions                                          363                    (24)
                                                                                   -----------            -----------
               Total revenues                                                          276,062                206,792
                                                                                   -----------            -----------

COSTS AND EXPENSES
       Commissions and brokerage expenses                                               37,134                 25,110
       Salaries, administrative and other operating expenses                            69,171                 51,912
       Property and casualty losses and loss adjustment expenses                       100,158                 65,205
       Cost of mineral and filtration sales                                             33,322                 32,548
       Interest expense                                                                  7,750                  7,330
       Corporate administration                                                          4,658                  6,839
                                                                                   -----------            -----------
               Total costs and expenses                                                252,193                188,944
                                                                                   -----------            -----------

               Earnings from continuing operations, before income taxes                 23,869                 17,848

Income taxes                                                                             7,915                  4,889

               Earnings from continuing operations                                      15,954                 12,959

Earnings from discontinued operations, net of tax                                            0                 21,241
                                                                                   -----------            -----------

               Net earnings                                                        $    15,954            $    34,200
                                                                                   ===========            ===========

Basic earnings per share of common stock:**
               Continuing operations                                               $      2.17            $      1.73
               Discontinued operations                                                    0.00                   2.82
                                                                                   -----------            -----------
Basic earnings per share                                                           $      2.17            $      4.55
                                                                                   ===========            ===========

Diluted earnings per share of common stock:**
               Continuing operations                                               $      2.13            $      1.70
               Discontinued operations                                                    0.00                   2.79
                                                                                   -----------            -----------
Diluted earnings per share                                                         $      2.13            $      4.49
                                                                                   ===========            ===========

Dividends per share of common stock                                                          *                      *
                                                                                   ===========            ===========

Average number of outstanding shares of common stock **                              7,358,605              7,523,232
                                                                                   ===========            ===========



* In March 1999, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**     Adjusted to reflect the common stock dividend declared in March 1999.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
           (dollars in thousands, except share and per share amounts)

                                                                                                  March 31,
                                                                                                     1999               December 31,
                                                                                                 (Unaudited)               1998
                                                                                                  ----------            ----------
ASSETS
      Available for sale securities:
            Fixed maturities:
                 U.S. Government, government agency and
                    municipal obligations                  (amortized cost  $518,468)             $  529,559            $  537,937

                 Short-term investments                    (amortized cost   122,682)                122,682                76,015

                 Bonds, notes and other                    (amortized cost   622,833)                632,440               687,755

            Equity securities                                        (cost   327,966)                796,643               824,326
                                                                                                  ----------            ----------
                                                                                                   2,081,324             2,126,033

      Cash                                                                                            36,532                25,441
      Cash pledged to secure trust deposits                                                            9,909                56,907
      Premium trust funds                                                                            119,028               107,854
      Notes receivable                                                                                91,536                91,536
      Funds held, accounts and other receivables                                                     474,690               502,721
      Property and equipment - at cost, less accumulated depreciation and amortization               208,416               208,698
      Reinsurance receivable                                                                         644,646               571,689
      Other assets                                                                                   599,518               591,565
                                                                                                  ----------            ----------

                                                                                                  $4,265,599            $4,282,444
                                                                                                  ==========            ==========


LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
      Property and casualty losses and loss adjustment expenses                                   $1,667,382            $1,554,818
      Unearned premium reserve                                                                       340,879               389,603
      Other liabilities                                                                              426,500               443,938
      Long-term debt of parent company                                                                39,500                18,200
      Long-term debt of subsidiaries                                                                 416,329               421,595
      Net deferred tax liability                                                                     136,481               150,218
      Trust deposits secured by pledged assets                                                        14,330                56,644
                                                                                                  ----------            ----------
                 Total liabilities                                                                 3,041,401             3,035,016

      Common stockholders' equity                                                                  1,224,198             1,247,428
                                                                                                  ----------            ----------

                                                                                                  $4,265,599            $4,282,444
                                                                                                  ==========            ==========


Shares of common stock outstanding *                                                               7,328,294             7,375,848
                                                                                                  ==========            ==========

Common stockholders' equity per share *                                                           $   167.06            $   169.12
                                                                                                  ==========            ==========


*     Adjusted to reflect the common stock dividend declared in March
      1999.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1999 AND 1998
                             (dollars in thousands)
                                   (unaudited)


                                                                                                       1999                  1998
                                                                                                    ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net earnings                                                                               $  15,954             $  12,959
         Adjustments to reconcile net earnings to cash
            provided by (used in) operations:
                   Depreciation and amortization                                                        5,226                 6,193
                   Net (gain) loss on investment transactions                                            (363)                   24
                   Other charges, net                                                                   3,012               (15,757)
                   Decrease (increase) in funds held, accounts and other receivables                   28,031               (13,089)
                   Increase in reinsurance receivable                                                 (72,957)               (8,515)
                   Increase in property and casualty losses and loss adjustment expenses              112,564                35,427
                   (Decrease) increase in unearned premium reserves                                   (48,724)               13,619
                   Increase in premium trust funds                                                    (11,174)                   --
                   Increase in other assets                                                            (7,953)                 (456)
                   (Decrease) increase in other liabilities                                           (17,438)                9,578
                   Decrease (increase) in cash pledged to secure trust deposits                        46,998               (15,109)
                   (Decrease) increase in trust deposits                                              (42,314)               10,928
                                                                                                    ---------             ---------
                             Net adjustments                                                           (5,092)               22,843
                                                                                                    ---------             ---------
                             Cash provided by operations                                               10,862                35,802
                                                                                                    ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of investments                                                                     (218,855)              (50,382)
         Maturities of investments                                                                     16,994                21,228
         Sales of investments                                                                         183,909                26,857
         Purchases of property and equipment                                                           (6,704)               (4,926)
         Other, net                                                                                    18,802               (41,885)
                                                                                                    ---------             ---------
                             Net cash used in investing activities                                     (5,854)              (49,108)
                                                                                                    ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES
         Principal payments on long-term debt                                                         (19,800)              (12,000)
         Proceeds of long-term debt                                                                    35,834                12,000
         Treasury stock acquisitions                                                                  (14,172)                   --
         Net cash provided to discontinued operations                                                      --                (3,607)
         Other, net                                                                                     4,221                 6,019
                                                                                                    ---------             ---------
                             Net cash provided by financing activities                                  6,083                 2,412
                                                                                                    ---------             ---------
                             Net increase (decrease) in cash                                           11,091               (10,894)
Cash at beginning of period                                                                            25,441                45,772
                                                                                                    ---------             ---------
Cash at end of period                                                                               $  36,532             $  34,878
                                                                                                    =========             =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid during the period for:
                   Interest                                                                         $   3,354             $   4,087
                   Income taxes                                                                     $   6,746             $   9,766

                 Notes to the Consolidated Financial Statements

         This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K") of Alleghany Corporation (the "Company").

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

Comprehensive Income

         The Company's total comprehensive (loss) income for the three months ended March 31, 1999 and 1998 was $(14,014) thousand and $92,364 thousand, respectively. Comprehensive income includes the Company's net earnings adjusted for changes, net of tax, in unrealized appreciation of investments, which was $(28,485) thousand and $58,557 thousand, and cumulative translation adjustments, which was $(1,483) thousand and $(393) thousand, for the three months ended March 31, 1999 and 1998, respectively.

Segment Information

     Information concerning the Company's continuing operations by industry segment is summarized below:


                                       March 31,               March 31,
                                          1999                    1998
                                      -----------             -----------
REVENUES
Asset management                      $    39,937             $    25,459
Property and casualty
     insurance                            165,623                 113,610
Mining and filtration                      48,600                  47,655
Corporate activities                       21,902                  20,068
                                      -----------             -----------
     Total                            $   276,062             $   206,792
                                      ===========             ===========


EARNINGS FROM CONTINUING
     OPERATIONS BEFORE TAX
Asset management                      $    14,428             $     8,022
Property and casualty
     insurance                             11,056                   9,765
Mining and filtration                       4,344                   3,578
Corporate activities                       (5,959)                 (3,517)
                                      -----------             -----------
     Total                                 23,869                  17,848

Income taxes                               (7,915)                 (4,889)

Discontinued operations                         0                  21,241
                                      -----------             -----------

Net income                            $    15,954             $    34,200
                                      ===========             ===========


                                        March 31,             December 31,
                                          1999                    1998
                                      -----------             -----------

IDENTIFIABLE ASSETS
Asset management                      $    69,574             $   118,458
Property and casualty
     insurance                          3,124,471               3,064,155
Mining and filtration                     337,055                 331,714
Corporate activities                      734,499                 768,117
                                      -----------             -----------
     Total                            $ 4,265,599             $ 4,282,444
                                      ===========             ===========

Contingencies

         The Company's subsidiaries and division are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The Company reported net earnings from continuing operations of $16.0 million on revenues of $276.1 million during the first quarter of 1999, compared with net earnings from continuing operations of $13.0 million on revenues of $206.8 million during the first quarter of 1998.

         Net earnings including discontinued operations were $34.2 million in the first quarter of 1998. Chicago Title, which, as described in the notes above, is classified as a "discontinued operation," contributed net earnings of $21.2 million in the first quarter of 1998. No discontinued operations were recorded in the first quarter of 1999.

         Net gains on investment transactions before taxes in the first quarter of 1999 totalled $363 thousand, compared with net losses of $24 thousand in the first quarter of 1998.

         Underwriters Re Group, Inc. ("Underwriters Re Group") contributed pre-tax earnings of $11.1 million on revenues of $165.6 million in the first three months of 1999, compared with $9.8 million on revenues of $113.6 million in the first three months of 1998. The improved results of Underwriters Re Group primarily reflect growth in investment income resulting from an increase in invested assets. The results of Underwriters Re Group include the results of Venton Holdings Ltd. for the period following its acquisition on October 23, 1998 through December 31, 1998. The results of Venton Holdings Ltd. are reported on a one quarter lag due to the complexity of converting Lloyd's accounting information to U.S. accounting principles.

         Alleghany Asset Management contributed pre-tax earnings of $14.4 million on revenues of $39.9 million in the 1999 first quarter, compared with $8.0 million on revenues of $25.5 million in the 1998 first quarter. The improved results of Alleghany Asset Management from the prior year are primarily due to an increase in assets under management. As of March 31, 1999, Alleghany Asset Management had $40.4 billion of assets under management, compared with $28.8 billion as of the same date in 1998.

         World Minerals Inc. ("World Minerals") contributed pre-tax earnings of $4.3 million on revenues of $48.6 million in the 1999 first quarter, compared with $3.6 million on revenues of $47.7 million in the 1998 first quarter. World Minerals' results increased slightly despite increased competitive pressure, an unfavorable product mix, and a decrease in net sales in Latin America. 1998 first quarter results reflect, among other things, the effects of severe El Nino storms and rail car shortages on World Minerals' Lompoc, California diatomite operations.

         As of March 31, 1999, the Company beneficially owned approximately
22.29 million shares, or 4.7 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation, which had an aggregate market value on that date of approximately $732.8 million, or $32.875 per share, compared with a market value on December 31, 1998 of $763.4 million, or $34.25 per share. The aggregate cost of such shares is approximately $253.7 million, or $11.38 per share.

         The Company's common stockholders' equity per share (adjusted for the March 1999 stock dividend) at March 31, 1999 was $167.06 per share, a 1% decrease from common stockholders' equity per share of $169.12 as of December 31, 1998, reflecting a decline in market prices of the Company's securities holdings.

Year 2000

         The Year 2000 issue arises from computer programs that use two digits rather than four digits to define the applicable year. This could result in a failure of information technology systems ("IT systems") and other equipment containing imbedded technology ("non-IT systems") to correctly read the year 2000, which could cause significant disruption in business operations. Each of the Company and its subsidiaries has undertaken a four-phase program to determine the extent of Year 2000 issues within each of its significant IT systems and non-IT systems and to take appropriate remedial action. The four phases of the program are assessment, planning, execution and testing. The assessment and planning phases were completed in early 1998 and execution and testing began thereafter. Non-compliant systems were reprogrammed or replaced, and then tested. The execution and testing phases were largely completed by year-end 1998, but some testing is continuing in 1999. The cost of remediation (including replacement software and hardware), testing and outside consultant fees is currently expected to total $4.7 million, of which about $3.9 million has been incurred.

         Management presently believes that it will be able to timely resolve the Year 2000 issues affecting the computer systems of the Company and its subsidiaries and that the cost of addressing such matters will not have a material impact on the business, operations, or financial condition of the Company and its subsidiaries. However, the extent to which third party computer systems are adversely affected could materially adversely affect the business, operations or financial condition of the Company and its subsidiaries.

         A more detailed report of the state of readiness of each of the Company's operating units and with respect to potential claims under insurance and reinsurance policies is incorporated in the Company's 1998 Form 10-K, which report is updated as follows:

         Underwriters Re Group

         Venton is scheduled to replace its non-compliant IT systems with a new system. The new system has attained Lloyd's markets Year 2000 certification and was scheduled to be put in operation by the end of the 1999 first quarter, but has been delayed to the end of the 1999 second quarter. In light of these delays, Venton is updating its contingency plans to make the existing IT system Year 2000 compliant and to attain Lloyd's certification of such system by June 30, 1999.

         Alleghany Asset Management

         Alleghany Asset Management utilizes four third-party service providers for critical business services, including custody, security receipt and delivery, and income collection services. Alleghany Asset Management has prepared contingency plans for each such third-party system, pursuant to which Alleghany Asset Management plans to retrieve customer account data at multiple dates prior to January 1, 2000, and, in the event of a third party failure, will maintain on an interim basis ongoing account activity on internally maintained systems that have been tested as Year 2000 compliant. Alleghany Asset Management is in the process of testing its contingency plans, which it plans to complete by June 30, 1999.

         World Minerals

         With respect to its non-IT systems (such as plant and mining equipment containing embedded chips or programmable logic controllers), with the exception of three (previously two) plant processing systems which are being replaced or upgraded in the first half of 1999, World Minerals' assessment, planning and execution phases are complete. World Minerals believes that, for all internal IT and non-IT systems, it will have all four phases of its Year 2000 project completed by June 30, 1999.

         Heads and Threads

         Heads and Threads has assessed, planned, executed and now completed the testing of its internal IT systems.

         The Company's results in the first three months of 1999 are not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, foreign currency exchange rates and commodity prices. The primary market risk related to the Company's non-trading financial instruments is the risk of loss associated with adverse changes in interest rates.

         The Company's 1998 Form 10-K provides a more detailed discussion of the market risks affecting its operations. Based on the Company's estimates as of March 31, 1999, no material change has occurred in its market risks, as compared to amounts disclosed in its 1998 Form 10-K.

Forward-Looking Statements

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" contain disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based upon the Company's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company's future financial condition and results. The uncertainties and risks include, but are not limited to, those relating to conducting operations in a competitive environment; acquisition activities; the complexity of integrated computer systems; the success and expense of the remediation efforts of the Company, its subsidiaries and third parties in achieving Year 2000 compliance and general economic conditions. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         (c) Recent Sales of Unregistered Securities.

         On January 20, 1999, the Company issued an aggregate of 7,175 shares of common stock to Paul F. Woodberry, 1,847 shares upon the exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends and the spin-off of Chicago Title, at an exercise price of $51.8921 per share, or $95,875.00 in the aggregate, and 1,811 shares upon the exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends and the spin-off of Chicago Title, at an exercise price of $68.1810 per share, or $123,500.00 in the aggregate, and 1,776 shares upon the exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends and the spin-off of Chicago Title, at an exercise price of $82.7778 per share, or $147,000.00 in the aggregate, and 1,741 shares upon the exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends and the spin-off of Chicago Title, at an exercise price of $81.4179 per share, or $141,750.00 in the aggregate, granted to Mr. Woodberry on April 29, 1991, April 27, 1992, April 26, 1993 and April 25, 1994 respectively, pursuant to the Alleghany Corporation Amended and Restated Directors' Stock Option Plan. The sale of common stock was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

         The above does not include unregistered issuances of the Company's common stock that did not involve a sale, consisting of issuances of common stock and other securities pursuant to employee incentive plans.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Exhibit Number                     Description

                       10.1 Credit Agreement dated as of March 17, 1999 among Mineral Holdings Inc., World Minerals Inc., the Banks named therein and The Chase Manhattan Bank, as Administrative Agent and Collateral Agent (the "World Minerals Credit
                                              Agreement").

                       10.2 List of Contents of Exhibits, Annexes and Schedules to the World Minerals Credit Agreement. The

                                              Company agrees to furnish
                                              supplementally a copy of any
                                              omitted exhibit, annex or schedule
                                              to the Securities and Exchange
                                              Commission upon request.

                       10.3 Subordination Agreement dated as of March 17, 1999, among Alleghany Corporation and The Chase
                                              Manhattan Bank.

                        27                    Financial Data Schedule

         (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the first quarter of 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ALLEGHANY CORPORATION
                                    Registrant



Date: May 10, 1999                 /s/ David B. Cuming
                                    ----------------------------------------
                                    David B. Cuming
                                    Senior Vice President
                                    (and principal financial officer)

                                EXHIBIT INDEX



                  Exhibit Number                     Description

                       10.1 Credit Agreement dated as of March 17, 1999 among Mineral Holdings Inc., World Minerals Inc., the Banks named therein and The Chase Manhattan Bank, as Administrative Agent and Collateral Agent (the "World Minerals Credit
                                              Agreement").

                       10.2 List of Contents of Exhibits, Annexes and Schedules to the World Minerals Credit Agreement. The Company agrees to furnish supplementally a copy of any omitted exhibit, annex or schedule to the Securities and Exchange Commission upon request.

                       10.3 Subordination Agreement dated as of March 17, 1999, among Alleghany Corporation and The Chase
                                              Manhattan Bank.

                        27                    Financial Data Schedule