Form 10-Q
period 1999-06-30
ALLEGHANY CORP /DE
filed 1999-08-05
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR QUARTER ENDED JUNE 30, 1999

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
    OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT
                     THE REGISTRANT WAS REQUIRED TO FILE).


                  YES    X                            NO
                  --------                            ---------

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASS
     OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT:

                                   7,332,992
                                   ---------
                             (AS OF JUNE 30, 1999)

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE THREE MONTHS ENDED
                             JUNE 30, 1999 AND 1998
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)


                                                                                                 1999                        1998
                                                                                      --------------------------------------------

REVENUES
         Investment management fees                                                           $40,579                     $30,745
         Net property and casualty premiums earned                                            186,136                     104,054
         Interest, dividend and other income                                                   47,065                      43,880
         Net mineral and filtration sales                                                      53,420                      50,979
         Net gain on investment transactions                                                   12,110                       2,510
                                                                                      --------------------------------------------
                 Total revenues                                                               339,310                     232,168
                                                                                      --------------------------------------------

COSTS AND EXPENSES
         Commissions and brokerage expenses                                                    40,062                      25,105
         Salaries, administrative and other operating expenses                                 77,573                      63,855
         Property and casualty losses and loss adjustment expenses                            136,496                      72,852
         Cost of mineral and filtration sales                                                  35,124                      27,150
         Interest expense                                                                       9,041                       8,105
         Corporate administration                                                               4,288                       9,414
                                                                                      --------------------------------------------
                 Total costs and expenses                                                     302,584                     206,481
                                                                                      --------------------------------------------

                 Earnings from continuing operations, before income taxes                      36,726                      25,687

Income taxes                                                                                   15,839                       8,459

                 Earnings from continuing operations                                           20,887                      17,228

Earnings from discontinued operations, net of tax                                                   0                      11,484
                                                                                      --------------------------------------------
                 Net earnings                                                                 $20,887                     $28,712
                                                                                      ============================================

Basic earnings per share of common stock: **
                 Continuing operations                                                          $2.85                       $2.34
                 Discontinued operations                                                         0.00                        1.56
                                                                                      --------------------------------------------
Basic earnings per share                                                                        $2.85                       $3.90
                                                                                      ============================================


Diluted earnings per share of common stock: **
                 Continuing operations                                                          $2.80                       $2.30
                 Discontinued operations                                                         0.00                        1.53
                                                                                      --------------------------------------------
Diluted earnings per share                                                                      $2.80                       $3.83
                                                                                      ============================================


Dividends per share of common stock                                                                 *                           *
                                                                                      ============================================

Average number of outstanding shares of common stock **                                     7,331,284                   7,373,312
                                                                                      ============================================


* In March 1999, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**       Adjusted to reflect the common stock dividend declared in March 1999.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 1999 AND 1998
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)

                                                                                              1999                         1998
                                                                                 -----------------------------------------------

REVENUES
         Investment management fees                                                        $79,952                      $55,793
         Net property and casualty premiums earned                                         330,373                      198,104
         Interest, dividend and other income                                                90,268                       83,910
         Net mineral and filtration sales                                                  102,306                       98,667
         Net gain on investment transactions                                                12,473                        2,486
                                                                                 -----------------------------------------------
                 Total revenues                                                            615,372                      438,960
                                                                                 -----------------------------------------------

COSTS AND EXPENSES
         Commissions and brokerage expenses                                                 77,196                       50,215
         Salaries, administrative and other operating expenses                             146,744                      115,767
         Property and casualty losses and loss adjustment expenses                         236,654                      138,057
         Cost of mineral and filtration sales                                               68,446                       59,698
         Interest expense                                                                   16,791                       15,435
         Corporate administration                                                            8,946                       16,253
                                                                                 -----------------------------------------------
                 Total costs and expenses                                                  554,777                      395,425
                                                                                 -----------------------------------------------

                 Earnings from continuing operations, before income taxes                   60,595                       43,535

Income taxes                                                                                23,754                       13,348
                                                                                 -----------------------------------------------

                 Earnings from continuing operations                                        36,841                       30,187

Earnings from discontinued operations, net of tax                                                0                       32,725
                                                                                 -----------------------------------------------

                 Net earnings                                                              $36,841                      $62,912
                                                                                 ===============================================

Basic earnings per share of common stock: **
                 Continuing operations                                                       $5.01                        $4.06
                 Discontinued operations                                                      0.00                         4.40
                                                                                 -----------------------------------------------
Basic net earnings per share                                                                 $5.01                        $8.46
                                                                                 ===============================================

Diluted earnings per share of common stock: **
                 Continuing operations                                                       $4.93                        $3.99
                 Discontinued operations                                                      0.00                         4.32
                                                                                 -----------------------------------------------
Diluted earnings per share of common stock                                                   $4.93                        $8.31
                                                                                 ===============================================

Dividends per share of common stock                                                              *                            *
                                                                                 ===============================================

Average number of outstanding shares of common stock **                                  7,347,323                    7,435,518
                                                                                 ===============================================


* In March 1999, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
**       Adjusted to reflect the common stock dividend declared in March 1999.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
           (dollars in thousands, except share and per share amounts)


                                                                                              June 30,
                                                                                                1999              December 31,
                                                                                             (Unaudited)              1998
                                                                                            ----------------------------------------

ASSETS
      Available for sale securities:
           Fixed maturities:
                U.S. Government, government agency and
                   municipal obligations                      (amortized cost $534,162)              $532,700              $537,937
                Short-term investments                        (amortized cost  140,549)               140,549                76,015
                Bonds, notes and other                        (amortized cost  644,744)               641,336               687,755
           Equity securities                                            (cost  301,541)               731,887               824,326
                                                                                            ----------------------------------------
                                                                                                    2,046,472             2,126,033

      Cash                                                                                             18,279                25,441
      Cash pledged to secure trust deposits                                                            15,849                56,907
      Premium trust funds                                                                             118,480               107,854
      Notes receivable                                                                                 91,536                91,536
      Funds held, accounts and other receivables                                                      548,636               502,721
      Property and equipment - at cost, less accumulated depreciation and amortization                208,510               208,698
      Reinsurance receivable                                                                          666,805               571,689
      Other assets                                                                                    668,330               591,565
                                                                                            ----------------------------------------

                                                                                                   $4,382,897            $4,282,444
                                                                                            ========================================


LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
      Property and casualty losses and loss adjustment expenses                                    $1,701,546            $1,554,818
      Unearned premiums                                                                               429,466               389,603
      Other liabilities                                                                               490,868               443,938
      Long-term debt of parent company                                                                      0                18,200
      Long-term debt of subsidiaries                                                                  417,691               421,595
      Net deferred tax liability                                                                      126,167               150,218
      Trust deposits secured by pledged assets                                                         19,950                56,644
                                                                                            ----------------------------------------
                Total liabilities                                                                   3,185,688             3,035,016

      Common stockholders' equity                                                                   1,197,209             1,247,428
                                                                                            ----------------------------------------

                                                                                                   $4,382,897            $4,282,444
                                                                                            ========================================


Shares of common stock outstanding *                                                                7,332,992             7,375,848
                                                                                            ========================================

Common stockholders' equity per share *                                                               $163.26               $169.12
                                                                                            ========================================


*     Adjusted to reflect the common stock dividend declared in March 1999.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 1999 AND 1998
                             (dollars in thousands)
                                   (unaudited)



                                                                                                      1999              1998
                                                                                                -------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
         Net earnings                                                                                $36,841           $30,187
         Adjustments to reconcile net earnings to cash
            provided by (used in) operations:
                 Depreciation and amortization                                                        10,409            12,437
                 Net gain on investment transactions                                                 (12,473)           (2,486)
                 Other charges, net                                                                   15,829             1,708
                 Increase in funds held, accounts and other receivables                              (45,915)          (44,358)
                 Increase in reinsurance receivable                                                  (95,116)          (17,715)
                 Increase in property and casualty losses and loss adjustment expenses               146,728            68,771
                 Increase in unearned premium reserves                                                39,863            37,403
                 Increase in premium trust funds                                                     (10,626)                0
                 Increase in other assets                                                            (76,765)          (12,855)
                 Increase in other liabilities                                                        46,930            37,737
                 Decrease (increase) in cash pledged to secure trust deposits                         41,058           (23,256)
                 (Decrease) increase in trust deposits                                               (36,694)           21,606
                                                                                                -------------------------------
                         Net adjustments                                                              23,228            78,992
                                                                                                -------------------------------
                         Cash provided by operations                                                  60,069           109,179
                                                                                                -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of investments                                                                    (437,044)         (141,200)
         Maturities of investments                                                                    31,302            36,338
         Sales of investments                                                                        396,385           114,494
         Purchases of property and equipment                                                         (15,599)          (12,821)
         Other, net                                                                                  (10,166)         (114,750)
                                                                                                -------------------------------
                         Net cash used in investing activities                                       (35,122)         (117,939)
                                                                                                -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Principal payments on long-term debt                                                        (66,300)          (24,500)
         Proceeds of long-term debt                                                                   44,196            88,000
         Treasury stock acquisitions                                                                 (14,270)          (71,787)
         Net cash provided to discontinued operations                                                      0            (5,097)
         Other, net                                                                                    4,265             7,149
                                                                                                -------------------------------
                         Net cash used in financing activities                                       (32,109)           (6,235)
                                                                                                -------------------------------
                         Net decrease in cash                                                         (7,162)          (14,995)
Cash at beginning of period                                                                           25,441            45,772
                                                                                                -------------------------------
Cash at end of period                                                                                $18,279           $30,777
                                                                                                ===============================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid during the period for:
                 Interest                                                                            $16,314           $15,284
                 Income taxes                                                                        $11,422           $38,713


                 Notes to the Consolidated Financial Statements

     This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K") and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 of Alleghany Corporation (the "Company").

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

Comprehensive Income

     The Company's total comprehensive (loss) income for the three months and six months ended June 30, 1999 and 1998 was $(27,295) thousand and $(41,310) thousand, and $18,868 thousand and $91,225 thousand respectively. Comprehensive
(loss) income includes the Company's net earnings adjusted for changes in unrealized appreciation (depreciation) of investments, which was $(43,508) thousand and $(71,993) thousand, and $(9,968) thousand and $28,582 thousand, and cumulative translation adjustments, which was $(4,674) thousand and $(6,158) thousand, and $124 thousand and $(269) thousand, for the three months and six months ended June 30, 1999 and 1998, respectively.

Segment Information

     Information concerning the Company's continuing operations by industry segment is summarized below:


                                    For the three months ended                   For the six months ended

                                  June 30,              June 30,             June 30,               June 30,
                                   1999                   1998                 1999                   1998
                              ---------------       ---------------       --------------         -------------
REVENUES
--------
Asset management                     $41,128               $31,295              $81,065               $56,754
Property and casualty
     insurance                       210,734               127,299              376,357               240,909
Mining and filtration                 53,503                50,616              102,103                98,271
Corporate activities                  33,945                22,958               55,847                43,026
                                      ------                ------               ------                ------
     Total                          $339,310              $232,168             $615,372              $438,960
                                    ========              ========             ========              ========


EARNINGS FROM CONTINUING
  OPERATIONS BEFORE TAX
-----------------------
Asset management                     $13,923                $9,188              $28,351               $17,210
Property and casualty
     insurance                         9,908                15,269               20,964                25,034
Mining and filtration                  7,012                 4,878               11,356                 8,456
Corporate activities                   5,883               (3,648)                 (76)               (7,165)
                                       -----               -------                 ----               -------
     Total                            36,726                25,687               60,595                43,535

Income taxes                          15,839                 8,459               23,754                13,348

Discontinued operations                    0                11,484                    0                32,725
                                           -                ------                    -                ------

Net income                           $20,887               $28,712              $36,841               $62,912
                                     =======               =======              =======               =======


                                 June 30,             December 31,
                                   1999                   1998
                              ---------------       ---------------
IDENTIFIABLE ASSETS
-------------------
Asset management                     $99,106              $118,458
Property and casualty
     insurance                     3,279,581             3,064,155
Mining and filtration                334,899               331,714
Corporate activities                 669,311               768,117
                                     -------               -------
     Total                        $4,382,897            $4,282,444
                                  ==========            ==========

Contingencies

     The Company's subsidiaries are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The Company reported net earnings from continuing operations of $20.9 million on revenues of $339.3 million during the second quarter of 1999, compared with net earnings from continuing operations of $17.2 million on revenues of $232.3 million during the second quarter of 1998. Net earnings from continuing operations contributed $36.8 million on revenues of $615.4 million during the first six months of 1999, compared with net earnings from continuing operations of $30.2 million on revenues of $439.0 million during the first six months of 1998.

     Net earnings, which include discontinued operations, were $28.7 million in the second quarter of 1998 and $62.9 million in the first six months of 1998. No discontinued operations were recorded in the 1999 periods. Income taxes for the second quarter of 1999 include a $2.5 million federal income tax payment in closing the tax years 1993-95.

     Net gains on investment transactions before taxes in the first half of 1999 totalled $12.5 million, compared with net gains of $2.5 million in the first half of 1998. The gains in 1999 principally resulted from the sale by the Company of its holdings in Armco, Inc.

     Underwriters Re Group, Inc. ("Underwriters Re Group") contributed pre-tax earnings of $9.9 million on revenues of $210.7 million in the second quarter of 1999, compared with $15.3 million on revenues of $127.3 million in the second quarter of 1998, and $21.0 million on revenues of $376.4 million in the first six months of 1999, compared with $25.0 million on revenues of $240.9 million in the first six months of 1998.

     The 1999 second quarter and six-month results of Underwriters Re Group include the results of Venton Holdings Ltd. for the period January 1, 1999 through March 31, 1999, and the period following its acquisition on October 23, 1998 through March 31, 1999, respectively. The results of Venton Holdings Ltd. are reported on a one quarter lag due to the complexity of converting Lloyd's accounting information to U.S. accounting principles. The results of Underwriters Re Group reflect lower earned premiums from its primary companies and soft reinsurance and insurance markets worldwide. In addition,

Underwriters Re Group's 1999 second quarter results include a pre-tax gain of $232 thousand on sales of investments, compared with a pre-tax gain of $2.5 million in the second quarter of 1998.

     Alleghany Asset Management contributed pre-tax earnings of $13.9 million on revenues of $41.1 million in the 1999 second quarter, compared with $9.2 million on revenues of $31.3 million in the 1998 second quarter, and $28.3 million on revenues of $81.1 million in the first six months of 1999, compared with $17.2 million on revenues of $56.8 million in the first six months of 1998. The improved results of Alleghany Asset Management are primarily due to an increase in assets under management. As of June 30, 1999, Alleghany Asset Management managed $43.3 billion in assets, as compared with $31.7 billion as of June 30, 1998.

     World Minerals Inc. ("World Minerals") contributed pre-tax earnings of $7.0 million on revenues of $53.5 million in the 1999 second quarter, compared with $4.9 million on revenues of $50.6 million in the 1998 second quarter, and $11.4 million on revenues of $102.1 million in the first six months of 1998, compared with $8.5 million on revenues of $98.3 million in the first six months of 1998.

     World Minerals' results improved due to increased sales worldwide, including in China, which resulted in lower losses reported by World Minerals' Chinese joint ventures. World Minerals results, however, continue to be negatively affected by competitive pressure. 1998 results reflect, among other things, the effects of severe El Nino storms and rail car shortages on World Minerals' Lompoc, California diatomite operations.

     As of June 30, 1999, the Company beneficially owned approximately 22.29 million shares, or 4.7 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation, which had an aggregate market value on that date of approximately $691.0 million, or $31.00 per share, compared with a market value on December 31, 1998 of $763.4 million, or $34.25 per share. The aggregate cost of such shares is approximately $253.7 million, or $11.38 per share.

     The Company's common stockholders' equity per share at June 30, 1999 (adjusted for the March 1999 stock dividend) was $163.26 per share, a 3 percent decrease from common stockholders' equity per share of $169.12 as of December 31, 1998, reflecting a decline in market prices of the Company's securities holdings.

Year 2000

     The Year 2000 issue arises from computer programs that use two digits rather than four digits to define the applicable year. This could result in a failure of information technology systems ("IT systems") and other equipment containing imbedded technology

("non-IT systems") to correctly read the year 2000, which could cause significant disruption in business operations. Each of the Company and its subsidiaries has undertaken a four-phase program to determine the extent of Year 2000 issues within each of its significant IT systems and non-IT systems and to take appropriate remedial action. The four phases of the program are assessment, planning, execution and testing. The assessment and planning phases were completed in early 1998 and execution and testing began thereafter. Non-compliant systems were reprogrammed or replaced, and then tested. The execution and testing phases were largely completed by year-end 1998, but some testing is continuing in 1999. The cost of remediation (including replacement software and hardware), testing and outside consultant fees is currently expected to total $4.7 million, of which about $4.4 million has been incurred through June 30, 1999.

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

     As previously reported, management engaged an outside consultant in early 1999 to assess the Year 2000 compliance programs of the Company and its subsidiaries. Management recently received the outside consultant's final report, which has been presented to the Company's Board of Directors and its Audit Committee. In addition, the recommendations set forth in the report, which relate primarily to business continuation and contingency plans, have been distributed to the relevant subsidiaries and are being implemented as appropriate.

     More detailed reports of the state of readiness of each of the Company's operating units and with respect to potential claims under insurance and reinsurance policies issued by the subsidiaries of Underwriters ReGroup is incorporated in the Company's 1998 Form 10-K and included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, which reports are updated as follows:

     Underwriters Re Group

     Venton replaced its non-compliant IT systems with a new system. The new system attained Lloyd's markets Year 2000 certification, has been put in operation and is being tested for final acceptance. On an interim basis, a portion of the old system has been integrated into the new system, which portion also has been made Year 2000 compliant.

     Underwriters Re Group is finalizing various contingency plans, aspects of which will be tested during the balance of the year.

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

     Underwriters Re Group, through the use of questionnaires and other methods of determining a client's exposure to Year 2000 losses, has adjusted its current underwriting practices to address potential insurance exposures for Year 2000 losses. Upon evaluation of the responses to these questionnaires and/or other information, Underwriters Re Group may in some instances exclude Year 2000 losses or decline to issue or renew a policy. If the responses are considered appropriate, contracts may be written without express Year 2000 language.

     Alleghany Asset Management

     Alleghany Asset Management utilizes four third-party service providers for critical business services, including custody, security receipt and delivery, and income collection services. In addition to each such third party's own contingency plans relating to the services provided to Alleghany Asset Management, Alleghany Asset Management has prepared backup contingency plans, pursuant to which Alleghany Asset Management will retrieve customer account data at multiple dates prior to January 1, 2000 and, in the event of a complete third party failure, will maintain on an interim basis ongoing account activity on internally maintained systems that have been tested as Year 2000 compliant. Alleghany Asset Management has begun testing its third party and backup contingency plans, which will continue through the fourth quarter of 1999. Such testing will include on-site involvement of Alleghany Asset Management's most significant third-party vendor.

     World Minerals

     World Minerals believes that, for all internal IT and non-IT systems, it has completed all four phases of its Year 2000 project.

     World Minerals is developing detailed contingency plans to address its mission critical applications worldwide. To date, World Minerals has developed contingency plans for its Lompoc operations. Such plans were sent to World Minerals' other sites around the world to be used as a guide to develop site-specific contingency plans. The site-specific plans are being reviewed by World Minerals management.

     Heads and Threads

     With the exception of the system supporting its mill business, which is scheduled to be replaced in the third quarter of 1999, Heads and Threads has assessed, planned, executed and tested its internal IT systems. Based on the recommendations of the Company's outside consultant, Heads and Threads plans to perform additional testing of its internal IT systems using a more expansive base of dates and date ranges.

     The Company's results in the first half of 1999 are not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, foreign currency exchange rates and commodity prices. The primary market risk related to the Company's non-trading financial instruments is the risk of loss associated with adverse changes in interest rates.

     The Company's 1998 Form 10-K provides a more detailed discussion of the market risks affecting its operations. Based on the Company's estimates as of June 30, 1999, no material change has occurred in its market risks, as compared to amounts disclosed in its 1998 Form 10-K.

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

                           PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES.

     (c)  Recent Sales of Unregistered Securities.

     On April 23, 1999, the Company issued 1,960 shares of common stock to Allan
P. Kirby, Jr. upon the exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends and the spin-off of Chicago Title, at an exercise price of $44.3726 per share, or $87,000 in the aggregate, granted to Mr. Kirby on May 1, 1989, pursuant to the Alleghany Corporation Amended and Restated Directors' Stock Option Plan. The sale of the common stock was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

     On May 4, 1999, Alleghany issued an aggregate of 497 shares of Alleghany common stock to seven non-employee directors of Alleghany pursuant to the Alleghany Corporation Directors' Equity Compensation Plan representing one-half of the value of each director's retainer for the following twelve months' service as a director, exclusive of any per meeting fees, committee fees or expense reimbursements. The sale of common stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

     The above does not include unregistered issuances of the Company's common stock that did not involve a sale, consisting of issuances of common stock and other securities pursuant to employee incentive plans.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's 1999 Annual Meeting of Stockholders was held on April 23, 1999. At the Annual Meeting, three directors were elected to serve for three-year terms on the Company's Board of Directors, by the following votes:

                                                 FOR             WITHHELD
                                                 ---             --------
            Three-Year Term:
            ---------------
            F.M. Kirby                          5,509,665         517,348
            Roger Noall                         6,015,005          12,008
            Rex D. Adams                        6,012,731          14,282

     At the Annual Meeting, the selection of KPMG LLP as auditors for the Company for the year 1999 was ratified by a vote of 6,023,376 shares in favor and 1,415 shares opposed. A total of 2,222 shares abstained from voting.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.
            --------

            Exhibit Number           Description
            --------------           -----------
                 27            Financial Data Schedule


      (b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the second quarter of 1999.

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

                                          ALLEGHANY CORPORATION
                                          ---------------------
                                          Registrant


Date: August 5, 1999                      /s/ David B. Cuming
                                          -------------------
                                          David B. Cuming
                                          Senior Vice President
                                          (and principal financial officer)