Form 10-Q
period 1999-09-30
ALLEGHANY CORP /DE
filed 1999-11-12
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR QUARTER ENDED SEPTEMBER 30, 1999

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

                                    7,300,912
                           (AS OF SEPTEMBER 30, 1999)

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE THREE MONTHS ENDED
                          SEPTEMBER 30, 1999 AND 1998
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                                1999           1998
                                                                                          --------------------------
REVENUES
     Investment management fees                                                              $41,721        $35,049
     Net property and casualty premiums earned                                               185,743        112,632
     Interest, dividend and other income                                                      55,875         40,505
     Net mineral and filtration sales                                                         53,300         51,553
     Net gain on investment transactions                                                      70,609          4,874
                                                                                          --------------------------
          Total revenues                                                                     407,248        244,613
                                                                                          --------------------------
COSTS AND EXPENSES
     Commissions and brokerage expenses                                                       47,183         30,554
     Salaries, administrative and other operating expenses                                    77,673         58,427
     Property and casualty losses and loss adjustment expenses                               142,412         77,884
     Cost of mineral and filtration sales                                                     35,619         33,826
     Interest expense                                                                          8,074          8,262
     Corporate administration                                                                  3,320          7,694
                                                                                          --------------------------
          Total costs and expenses                                                           314,281        216,647
                                                                                          --------------------------
          Earnings from continuing operations, before income taxes                            92,967         27,966

Income taxes                                                                                  36,298          8,132

          Earnings from continuing operations                                                 56,669         19,834

Earnings from discontinued operations, net of tax                                                  0              0
                                                                                          --------------------------
          Net earnings                                                                       $56,669        $19,834
                                                                                          ==========================
Basic earnings per share of common stock:**
          Continuing operations                                                                $7.73          $2.70
          Discontinued operations                                                               0.00           0.00
                                                                                          --------------------------
Basic earnings per share                                                                       $7.73          $2.70
                                                                                          ==========================
Diluted earnings per share of common stock:**
          Continuing operations                                                                $7.62          $2.66
          Discontinued operations                                                               0.00           0.00
                                                                                          --------------------------
Diluted earnings per share                                                                     $7.62          $2.66
                                                                                          ==========================
Dividends per share of common stock                                                                 *              *
                                                                                          ==========================
Average number of outstanding shares of common stock**                                     7,321,288      7,332,888
                                                                                          ==========================

* In March 1999, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**   Adjusted to reflect the common stock dividend declared in March 1999.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 1998
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)


                                                                                 1999          1998
                                                                              -------------------------
REVENUES
         Investment management fees                                           $  121,673     $   90,842
         Net property and casualty premiums earned                               516,116        310,736
         Interest, dividend and other income                                     146,143        124,415
         Net mineral and filtration sales                                        155,606        150,220
         Net gain on investment transactions                                      83,082          7,360
                                                                              -------------------------
                 Total revenues                                                1,022,620        683,573
                                                                              -------------------------

COSTS AND EXPENSES
         Commissions and brokerage expenses                                      124,379         80,769
         Salaries, administrative and other operating expenses                   224,417        167,516
         Property and casualty losses and loss adjustment expenses               379,066        215,941
         Cost of mineral and filtration sales                                    104,065        100,202
         Interest expense                                                         24,865         23,697
         Corporate administration                                                 12,266         23,947
                                                                              -------------------------
                 Total costs and expenses                                        869,058        612,072
                                                                              -------------------------

                 Earnings from continuing operations, before income taxes        153,562         71,501

Income taxes                                                                      60,052         21,480
                                                                              -------------------------

                 Earnings from continuing operations                              93,510         50,021

Earnings from discontinued operations, net of tax                                      0         32,725
                                                                              -------------------------

                 Net earnings                                                 $   93,510     $   82,746
                                                                              =========================

Basic earnings per share of common stock: **
                 Continuing operations                                        $    12.74     $     6.75
                 Discontinued operations                                            0.00           4.42
                                                                              -------------------------
Basic net earnings per share                                                  $    12.74     $    11.17
                                                                              =========================

Diluted earnings per share of common stock: **
                 Continuing operations                                        $    12.54     $     6.64
                 Discontinued operations                                            0.00           4.34
                                                                              -------------------------
Diluted earnings per share of common stock                                    $    12.54     $    10.98
                                                                              =========================

Dividends per share of common stock                                                    *              *
                                                                              =========================

Average number of outstanding shares of common stock **                        7,338,342      7,405,799
                                                                              =========================

* In March 1999, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
**       Adjusted to reflect the common stock dividend declared in March 1999.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 1999
                              AND DECEMBER 31, 1998
                          (dollars in thousands, except
                          share and per share amounts)


                                                                                      September 30,
                                                                                          1999          December 31,
                                                                                       (Unaudited)        1998
                                                                                      ------------------------------
ASSETS
      Available for sale securities:
          Fixed maturities:
               U.S. Government, government agency and
                  municipal obligations                   (amortized cost  $526,491)    $  523,935     $  537,937
               Short-term investments                     (amortized cost   274,792)       274,792         76,015
               Bonds, notes and other                     (amortized cost   671,977)       663,356        687,755
          Equity securities                                    (cost        245,450)       534,730        824,326
                                                                                      ------------------------------
                                                                                         1,996,813      2,126,033

      Cash                                                                                  18,095         25,441
      Cash pledged to secure trust deposits                                                  8,929         56,907
      Premium trust funds                                                                  143,465        107,854
      Notes receivable                                                                      91,536         91,536
      Funds held, accounts and other receivables                                           600,001        502,721
      Property and equipment - at cost, less
        accumulated depreciation and amortization                                          208,514        208,698
      Reinsurance receivable                                                               734,922        571,689
      Other assets                                                                         666,539        591,565
                                                                                      ------------------------------

                                                                                        $4,468,814     $4,282,444
                                                                                      ==============================


LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
      Property and casualty losses and loss
        adjustment expenses                                                             $1,844,571     $1,554,818
      Unearned premiums                                                                    469,587        389,603
      Other liabilities                                                                    492,998        443,938
      Long-term debt of parent company                                                           0         18,200
      Long-term debt of subsidiaries                                                       416,924        421,595
      Net deferred tax liability                                                            81,674        150,218
      Trust deposits secured by pledged assets                                              13,315         56,644
                                                                                      ------------------------------
               Total liabilities                                                         3,319,069      3,035,016

      Common stockholders' equity                                                        1,149,745      1,247,428
                                                                                      ------------------------------

                                                                                        $4,468,814     $4,282,444
                                                                                      ==============================

Shares of common stock outstanding *                                                     7,300,912      7,375,848
                                                                                      ==============================

Common stockholders' equity per share *                                                 $   157.48     $   169.12
                                                                                      ==============================


*     Adjusted to reflect the common stock dividend declared in March 1999.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 1998
                             (dollars in thousands)
                                   (unaudited)



                                                                                    1999            1998
                                                                                  ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                                   $  93,510      $  50,021
   Adjustments to reconcile net earnings to cash
     provided by (used in) operations:
        Depreciation and amortization                                                15,668         14,281
        Net (gain) loss on investment transactions                                  (83,082)         4,557
        Other charges, net                                                           23,175        (11,870)
        Increase in funds held, accounts and other receivables                      (97,280)       (72,457)
        Increase in reinsurance receivable                                         (163,233)       (51,059)
        Increase in property and casualty losses and loss adjustment expenses       289,753        135,457
        Increase in unearned premium reserves                                        79,984         20,216
        Increase in premium trust funds                                             (35,611)             0
        Increase in other assets                                                    (74,974)       (18,890)
        Increase in other liabilities                                                49,060         79,486
        Decrease (increase) in cash pledged to secure trust deposits                 47,978        (11,853)
        (Decrease) increase in trust deposits                                       (43,329)         9,048
                                                                                  ------------------------
             Net adjustments                                                          8,109         96,916
                                                                                  ------------------------
             Cash provided by operations                                            101,619        146,937
                                                                                  ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of investments                                                   (628,861)      (252,745)
         Maturities of investments                                                   50,766         43,113
         Sales of investments                                                       673,429        244,798
         Purchases of property and equipment                                        (20,025)       (24,401)
         Other, net                                                                (146,122)      (170,198)
                                                                                  ------------------------
              Net cash used in investing activities                                 (70,813)      (159,433)
                                                                                  ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Principal payments on long-term debt                                       (72,300)       (50,500)
         Proceeds of long-term debt                                                  49,429        110,000
         Treasury stock acquisitions                                                (21,609)       (71,877)
         Net cash provided to discontinued operations                                     0         (5,097)
         Other, net                                                                   6,328          8,891
                                                                                  ------------------------
              Net cash used in financing activities                                 (38,152)        (8,583)
                                                                                  ------------------------
              Net decrease in cash                                                   (7,346)       (21,079)
Cash at beginning of period                                                          25,441         45,772
                                                                                  ------------------------
Cash at end of period                                                             $  18,095      $  24,693
                                                                                  ========================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid during the period for:
                 Interest                                                         $  20,040      $  20,440
                 Income taxes                                                     $  14,416      $  37,734

                 Notes to the Consolidated Financial Statements

         This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K") and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999 of Alleghany Corporation (the "Company").

         The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

Spin-off of Chicago Title Corporation
-------------------------------------

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

Comprehensive Income
--------------------

         The Company's total comprehensive (loss) income for the three months and nine months ended September 30, 1999 and 1998 was $(38,978) thousand and $(82,402) thousand, and $7,977 thousand and $99,029 thousand respectively. Comprehensive (loss) income includes the Company's net earnings adjusted for changes in unrealized appreciation (depreciation) of investments, which was $(96,722) thousand and $(170,289) thousand, and $(13,370) thousand and $15,039 thousand, and cumulative translation adjustments, which was $1,075 thousand and $(5,623) thousand, and $1,513 thousand and $1,244 thousand, for the three months and nine months ended September 30, 1999 and 1998, respectively.

Segment Information

         Information concerning the Company's continuing operations by industry segment is summarized below:

                                 For the three months ended         For the nine months ended
                               ------------------------------     ------------------------------
                               September 30,    September 30,     September 30,    September 30,
                                    1999            1998              1999              1998
                               -------------    -------------     -------------    -------------
Revenues
Asset management                $   42,506       $   35,606        $  123,571       $   92,360
Property and casualty
     insurance                     217,997          138,307           594,354          379,216
Mining and filtration               53,413           51,294           155,516          149,565
Corporate activities                93,332           19,406           149,179           62,432
                                ----------       ----------        ----------       ----------
     Total                      $  407,248       $  244,613        $1,022,620       $  683,573
                                ----------       ----------        ----------       ----------

Earnings from continuing
    operations before tax
Asset management                $   13,404       $   10,705        $   41,755       $   27,915
Property and casualty
     insurance                       6,299           17,452            27,263           42,486
Mining and filtration                5,380            6,411            16,736           14,867
Corporate activities                67,884           (6,602)           67,808          (13,767)
                                ----------       ----------        ----------       ----------
     Total                          92,967           27,966           153,562           71,501

Income taxes                        36,298            8,132            60,052           21,480

Discontinued operations                  0                0                 0           32,725
                                ----------       ----------        ----------       ----------

Net income                      $   56,669       $   19,834        $   93,510       $   82,746
                                ----------       ----------        ----------       ----------


                           September 30,    December 31,
                                1999            1998
                           -------------    ------------
Identifiable assets
Asset management            $   83,770       $  118,458
Property and casualty
     insurance               3,415,687        3,064,155
Mining and filtration          340,600          331,714
Corporate activities           628,757          768,117
                            ----------       ----------
     Total                  $4,468,814       $4,282,444
                            ==========       ==========

Contingencies

         The Company's subsidiaries are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The Company reported net earnings from continuing operations of $56.7 million on revenues of $407.2 million during the third quarter of 1999, compared with net earnings from continuing operations of $19.8 million on revenues of $244.6 million during the third quarter of 1998. Net gains on investment transactions from continuing operations before taxes in the third quarter of 1999 totalled $70.6 million, compared with net gains of $4.9 million in the third quarter of 1998. The gains in 1999 principally resulted from the sale by the Company of a portion of its holdings in Burlington Northern Santa Fe Corporation. Net earnings from continuing operations contributed $93.5 million on revenues of $1,022.6 million during the first nine months of 1999, compared with net earnings from continuing operations of $50.0 million on revenues of $683.6 million during the first nine months of 1998. Net earnings, which include discontinued operations, were $82.7 million in the first nine months of 1998. No discontinued operations were recorded in the 1999 periods and the third quarter of 1998.

         Underwriters Re Group, Inc. ("Underwriters Re Group") contributed pre-tax earnings of $6.3 million on revenues of $218.0 million in the third quarter of 1999, compared with $17.5 million on revenues of $138.3 million in the third quarter of 1998, and $27.3 million on revenues of $594.3 million in the first nine months of 1999, compared with $42.5 million on revenues of $379.2 million in the first nine months of 1998.

         The 1999 third quarter and nine-month results of Underwriters Re Group include the results of its London-based Lloyd's operations (previously, Venton Holdings Ltd.) for the period April 1, 1999 through June 30, 1999, and the period following its acquisition on October 23, 1998 through June 30, 1999, respectively. The results of Underwriters Re Group's London operations are reported on a one quarter lag due to the complexity of converting Lloyd's accounting information to U.S. accounting principles. The results of Underwriters Re Group reflect, in general, the effects of the soft insurance and reinsurance markets worldwide and reserve strengthening at its primary companies in the amount of $12.0 million (net of reinsurance). Underwriters Re Group also received a $7.0 million dividend in the third quarter of 1999 on a common stock investment which did not pay a dividend in 1998. In addition, Underwriters Re Group's 1999 third quarter results included a pre-tax loss on investments of $702 thousand incurred in connection with portfolio restructurings, compared with a pre-tax gain of $4.6 million on sales of equity investments in the third quarter of 1998.

         Alleghany Asset Management contributed pre-tax earnings of $13.4 million on revenues of $42.5 million in the 1999 third quarter, compared with $10.7 million on revenues of $35.6 million in the 1998 third quarter, and $41.8 million on revenues of $123.6 million in the first nine months of 1999, compared with $27.9 million on revenues of $92.4 million in the first nine months of 1998. The improved results of Alleghany Asset Management are primarily due to an increase in assets under management. As of September 30, 1999, Alleghany Asset Management managed $42.1 billion in assets, as compared with $29.3 billion as of September 30, 1998.

         World Minerals Inc. ("World Minerals") contributed pre-tax earnings of $5.4 million on revenues of $53.4 million in the 1999 third quarter, compared with $6.4 million on revenues of $51.3 million in the 1998 third quarter, and $16.7 million on revenues of $155.5 million in the first nine months of 1999, compared with $14.9 million on revenues of $149.6 million in the first nine months of 1998.

         World Minerals' results for the first nine months of 1999 improved due to increased sales worldwide, which was offset in the third quarter of 1999 by some increased costs. 1998 results reflect, among other things, the effects of severe El Nino storms and rail car shortages on World Minerals' Lompoc, California diatomite operations, and the effects of increased competitive pressure.

       As of September 30, 1999, the Company beneficially owned approximately
17.95 million shares, or 3.9 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation. At September 30, 1999, such 17.95 million shares had an aggregate market value of approximately $493.6 million, or $27.50 per share, compared with a market value on December 31, 1998 of $614.8 million, or $34.25 per share. The aggregate cost of such shares is approximately $201.3 million, or $11.21 per share.

       The Company's common stockholders' equity per share at September 30, 1999 (adjusted for the March 1999 stock dividend) was $157.48 per share, a 6.9 percent decrease from common stockholders' equity per share of $169.12 as of December 31, 1998, reflecting a decline in market prices of the Company's securities holdings.

Year 2000
---------

         The Year 2000 issue arises from computer programs that use two digits rather than four digits to define the applicable year. This could result in a failure of information technology systems ("IT systems") and other equipment containing imbedded technology ("non-IT systems") to correctly read the year 2000, which could cause significant disruption in business operations. Each of the Company and its subsidiaries has undertaken a four-phase program to determine the extent of Year 2000 issues within each of its significant IT systems and non-IT systems and to take appropriate remedial action. The four phases of the program are assessment, planning, execution and testing. The assessment and planning phases were completed in early 1998 and execution and testing began thereafter. Non-compliant systems were reprogrammed or replaced, and then tested. The execution and testing phases were largely completed by year-end 1998, but some testing is continuing in 1999. The cost of remediation (including replacement software and hardware), testing and outside consultant fees is currently expected to total $4.7 million, of which about $4.5 million has been incurred through September 30, 1999.

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

         As previously reported, management engaged an outside consultant in early 1999 to assess the Year 2000 compliance programs of the Company and its subsidiaries. Management received the outside consultant's final report, which was presented to the Company's Board of Directors and its Audit Committee. In addition, the recommendations set forth in the report, which relate primarily to business continuation and contingency plans, were distributed to the relevant subsidiaries and are being implemented as appropriate.

         More detailed reports of the state of readiness of each of the Company's operating units and with respect to potential claims under insurance and reinsurance policies issued by the subsidiaries of Underwriters Re Group is incorporated in the Company's 1998 Form 10-K and included in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999, which reports are updated as follows:

         Underwriters Re Group
         ---------------------

         Underwriters Re Group has completed all phases of its Year 2000 remediation, including inventory reconciliation, impact assessment, code conversion, testing and implementation. Business contingency plans are in place to anticipate business interruptions caused by a Year 2000 failure and Underwriters Re Group continues to monitor business partners and outside vendors. In addition an event calendar has been established that identifies key personnel, critical areas, actions and alternatives for the period of December 31 through January 31.

         In addition to issues faced by all industries in assuring Year 2000 compliance in their own computer systems and third-party relationships, the insurance industry may also face claims asserted under certain insurance and reinsurance policies for damages incurred by insureds due to Year 2000 computer problems. Underwriters Re Group is evaluating the potential insurance exposures arising from Year 2000 problems. A quantification of the insurance industry's or Underwriters Re Group's potential exposure to Year 2000 losses is not possible, as policy wordings vary and legal interpretations of possible insurance coverage for losses are likely to differ from jurisdiction to jurisdiction.

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

         Alleghany Asset Management
         --------------------------

         Alleghany Asset Management has conducted a business risk assessment at each of its subsidiaries to consider business and financial risks posed by Year 2000 and has developed continuity plans to address critical risks and business processes. In addition, Alleghany Asset Management has a disaster management program, which provides for the defined processes to be carried out by designated members of the disaster management team in the event of any disaster, including one related to Year 2000.

         World Minerals
         --------------

         World Minerals has established a Crisis Management Team which will be responsible for developing procedures and insuring that adequate staff and facilities are available should it need to respond to any Year 2000 issues when the new millennium begins. This team comprises members from all mission-critical areas of World Minerals and is empowered to make quick, informed decisions to deal with the entire range of potential Year 2000 failures.

         Heads and Threads
         -----------------

         Heads and Threads has assessed, planned, executed and tested its internal IT and non-IT systems. A remaining potential risk involves the system supporting its mill business. Contingency plans have been developed to mitigate business interruptions caused by any Year 2000-related failure of this system.

         Heads and Threads has conducted a business risk assessment at each of its locations to consider safety and financial risks posed by Year 2000 and has developed a business continuity plan to address critical risks and business processes. Heads and Threads has also developed crisis management procedures and teams. These teams will be responsible for making quick, informed decisions in an effort to avoid serious financial, legal and safety repercussions. Heads and Threads continues to monitor all business activities for Year 2000-related risks.


         The Company's results in the first nine months of 1999 are not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, foreign currency exchange rates and commodity prices. The primary market risk related to the Company's non-trading financial instruments is the risk of loss associated with adverse changes in interest rates.

         The Company's 1998 Form 10-K provides a more detailed discussion of the market risks affecting its operations. Based on the Company's estimates as of September 30, 1999, no material change has occurred in its market risks, as compared to amounts disclosed in its 1998 Form 10-K.

Forward-Looking Statements

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" contain disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based upon the Company's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and the Company's future financial condition and results. The uncertainties and risks include, but are not limited to, those relating to conducting operations in a competitive environment; acquisition activities; the complexity of integrated computer systems; the success and expense of the remediation efforts of the Company, its subsidiaries and third parties in achieving Year 2000 compliance, development of claims arising from Year 2000 problems and general economic conditions. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Exhibit Number                     Description

                        27                           Financial Data Schedule


         (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the third quarter of 1999.

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


                                           ALLEGHANY CORPORATION
                                           ---------------------
                                           Registrant



Date: November 12, 1999                    /s/ David B. Cuming
                                           -------------------------------------
                                               David B. Cuming
                                               Senior Vice President
                                               (and principal financial officer)