Form 10-K
period 1999-12-31
ALLEGHANY CORP /DE
filed 2000-03-22
CIK 775368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
        Title of each class                          on which registered
------------------------------------         ---------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 2000, 7,289,071 shares of Common Stock were outstanding, and the aggregate market value (based upon the closing price of these shares on the New York Stock Exchange) of the shares of Common Stock of Alleghany Corporation held by non-affiliates was $1,094,277,388.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference into the indicated part(s) of this Report:

                                                                   Part

Annual Report to Stockholders of Alleghany                       I and II
Corporation for the year 1999

Proxy Statement relating to Annual Meeting                       III
of Stockholders of Alleghany Corporation
to be held on April 28, 2000

                              ALLEGHANY CORPORATION
                           Annual Report on Form 10-K
                      for the year ended December 31, 1999


                                Table of Contents


                    Description                                                            Page
                                     PART I

Item 1.             Business                                                                 5

Item 2.             Properties                                                              46

Item 3.             Legal Proceedings                                                       53

Item 4.             Submission of Matters to a Vote of Security Holders                     53

Supplemental Item   Executive Officers of Registrant                                        53

                                     PART II


Item 5.             Market for Registrant's Common Equity and Related                       54
                    Stockholder Matters

Item 6.             Selected Financial Data                                                 54

Item 7.             Management's Discussion and Analysis of Financial Condition             54
                    and Results of Operations

Item 7A.            Quantitative and Qualitative Disclosures About Market Risk              54

Item 8.             Financial Statements and Supplementary Data                             54

Item 9.             Changes in and Disagreements With Accountants on Accounting             55
                    and Financial Disclosure

                    Description                                                            Page
                                    PART III

Item 10.            Directors and Executive Officers of Registrant                          56

Item 11.            Executive Compensation                                                  56

Item 12.            Security Ownership of Certain Beneficial Owners and                     56
                    Management

Item 13.            Certain Relationships and Related Transactions                          56

                                     PART IV

Item 14.            Exhibits, Financial Statement Schedules and Reports on Form             57
                    8-K

                    Signatures                                                              70

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

         Alleghany's principal executive offices are located at 375 Park Avenue, New York, New York 10152 and its telephone number is (212) 752-1356. Alleghany is engaged, through its subsidiary Underwriters Re Group, Inc. and its subsidiaries ("Underwriters Re Group"), in the property and casualty reinsurance and insurance businesses. Alleghany is also engaged, through its subsidiary Alleghany Asset Management, Inc. ("Alleghany Asset Management") and its subsidiaries, in the financial services business. In addition, Alleghany is engaged, through its subsidiaries World Minerals Inc. ("World Minerals"), Celite Corporation ("Celite") and Harborlite Corporation ("Harborlite") and their subsidiaries, in the industrial minerals business. Alleghany conducts a steel fastener importing and distribution business through its subsidiary Heads & Threads International LLC ("Heads & Threads"). Through its subsidiary Alleghany Properties, Inc. ("Alleghany Properties"), Alleghany owns and manages properties in California.

         On December 30, 1999, Alleghany entered into an agreement to sell Underwriters Re Group to Swiss Re America Holding Corporation for $725 million in cash, subject to adjustment based upon the stockholder's equity of Underwriters Re Group at the closing date. Alleghany will retain Underwriters Re Group's London-based Lloyd's operations to be conducted through Alleghany Underwriting Holdings Ltd. ("AUL London," previously referred to as Venton Holdings Ltd.). The transaction is expected to close in April 2000.

         Until June 17, 1998, Alleghany was also engaged, through its subsidiaries Chicago Title and Trust Company ("CT&T"), Chicago Title Insurance Company, Security Union Title Insurance Company and Ticor Title Insurance Company and their subsidiaries, in the sale and underwriting of title insurance and in other real estate-related services businesses. On that date, Alleghany completed the tax-free spin-off of Chicago Title Corporation, the newly formed holding company of CT&T, to Alleghany stockholders. As a part of the spin-off, the common stock of Chicago Title Corporation was listed on the New York Stock Exchange under the symbol "CTZ." On March 20, 2000, Chicago Title Corporation merged with and into Fidelity National Financial, Inc.

         During 1994 and early 1995, Alleghany and its subsidiaries acquired a substantial number of shares of common stock of Santa Fe Pacific Corporation ("Santa Fe"). On

September 22, 1995, Santa Fe and Burlington Northern, Inc. merged under a new holding company named Burlington Northern Santa Fe Corporation ("BNSF"). As a result of the merger, the shares of Santa Fe beneficially owned by Alleghany were converted into shares of BNSF. As of March 1, 2000, Alleghany owned approximately 17.95 million shares of BNSF, or about 3.9 percent of BNSF's currently outstanding common stock. BNSF is engaged primarily in rail transportation. BNSF owns one of the largest railroad networks in North America, providing transportation services to shippers throughout the western two-thirds of the United States as well as to Canada and Mexico. BNSF has entered into an agreement to merge with Canadian National Railway Company. The merger, which remains subject to regulatory approval, is expected to close mid-2001.

         In 1999, Alleghany studied a number of potential acquisitions. Alleghany intends to continue to expand its operations through internal growth at its subsidiaries as well as through possible operating-company acquisitions and investments.

         Reference is made to Items 7 and 8 of this Report for further information about the business of Alleghany in 1999. The consolidated financial statements of Alleghany, incorporated by reference in Item 8 of this Report, include the accounts of Alleghany and its subsidiaries for all periods presented.

PROPERTY AND CASUALTY REINSURANCE AND INSURANCE BUSINESSES

General

         Underwriters Re Group, Inc. ("URG"), headquartered in Calabasas, California, is engaged in the property and casualty reinsurance and insurance businesses, through Underwriters Reinsurance Company ("Underwriters"), its primary insurance subsidiaries and its London-based Lloyd's operations (collectively, "Underwriters Re Group"). Underwriters was organized in 1867 as a primary insurer in New York under the name "Buffalo German Insurance Company." By 1970, Underwriters had become principally a reinsurer, and in 1977 it changed its corporate domicile to New Hampshire. Underwriters operates throughout the United States, including Puerto Rico and the District of Columbia, and Canada, either as a licensed carrier or accredited reinsurer, and has branch offices in Chicago, New York and Calabasas.

         On December 30, 1999, Alleghany executed a definitive stock purchase agreement to sell Underwriters Re Group to Swiss Re America Holding Corporation for $725 million in cash, subject to adjustment based upon the stockholders' equity of Underwriters Re Group at the closing date. Alleghany will retain the London-based Lloyd's operations to be conducted through Alleghany Underwriting Holdings Ltd. ("AUL London"). The transaction, which is subject to regulatory approvals among other conditions, is expected to close in April 2000. Upon completion of the transaction, Alleghany will assume or replace the $275 million letter of credit facility currently provided by Underwriters to support the corporate capital provided by AUL London to the Lloyd's syndicates that it manages.

         In light of the pending sale of Underwriters Re Group, this "Property and Casualty Reinsurance and Insurance Businesses" section is organized as follows. The section entitled "AUL London" presents information relating to AUL London, excluding the operations of Underwriters Re Group. The section entitled "Underwriters Re Group," other than as specifically noted, presents information relating to Underwriters Re Group, including AUL London.


AUL London

         On October 23, 1998, Underwriters acquired AUL London (previously referred to as Venton Holdings Ltd.) and certain related Bermuda operations for approximately $181.1 million in cash and Alleghany common stock valued at approximately $8.9 million. Subsequent to its purchase, the Bermuda operations were transferred to Underwriters and operated as a branch of Underwriters.

         AUL London, through its subsidiaries, is a managing agent and provider of corporate capital for syndicates in the Lloyd's insurance market. Lloyd's is a market, not an insurance company, in which individual professional underwriters accept risks on behalf of competing businesses or syndicates formed by both individual and corporate members. The members' resources provide the security behind Lloyd's policies. Considered as a franchise with common policyholder security, Lloyd's is, according to Standard & Poor's, the world's second largest commercial insurer and eighth largest reinsurer, operating in over 100 countries. Lloyd's carries an A (Excellent) rating from A.M. Best Company, Inc., an independent industry rating organization ("Best's"). According to Best's, the rating reflects the financial strength, operating performance and market profile of Lloyd's. The rating applies to the business written by active underwriting syndicates that have common policyholder security and to all policies written since the 1993 year of account. Lloyd's also carries an A+ rating from Standard & Poor's.

         In 1999, AUL London, through its subsidiaries, managed three Lloyd's syndicates: Syndicate 376 (non-marine), Syndicate 1183 (marine) and Syndicate 1207 (non-marine), and provided pound sterling 218 million, or 76 percent, of the capacity of such syndicates. In 1998, AUL London and two affiliated companies provided approximately pound sterling 155 million, or 63 percent, of the total capacity of the three syndicates. The remainder of the capacity in 1999 and 1998 was provided by third-party members.

         Following the introduction of corporate capital to the Lloyd's market in 1994, AUL London pursued a policy of acquiring the capacity held by third-party members as it became available. In 1999, AUL London acquired the remaining third-party capacity and merged Syndicates 1207 and 1183 into Syndicate 376. Beginning with calendar year 2000, AUL London, through its subsidiaries, will manage a single syndicate and provide 100 percent of the pound sterling 275 million capacity of such syndicate. AUL London's managing agent subsidiary is currently the thirteenth-largest managing agent in Lloyd's, representing about 2.75 percent of the market's 2000 capacity.

         Although AUL London is managing a single syndicate for the year 2000, it continues to manage the three syndicates for the prior open years of account. Lloyd's operates under a three year "year of account" accounting system. Typically, each "year of account" of a syndicate is treated as a separate entity in which risk is underwritten for one year followed by a two-year period of development. At the end of the three-year period, the "reinsurance to close" mechanism is triggered whereby the members forming the next year's underwriting syndicate reinsure the outstanding liabilities of the closing syndicate. After buying reinsurance to close for a syndicate, profits or losses are declared and settled.

         As a subscription market, Lloyd's has certain unique operating characteristics. A risk is typically placed with several different insurers (often including London insurance companies as well as a number of Lloyd's syndicates) each of which is liable on a several, not joint, basis. Because there are multiple syndicate participants in a typical insurance policy or reinsurance treaty placed at Lloyd's, all premium fund collections and claim payments go through central processing facilities provided by Lloyd's to facilitate policy signing, netting, settlement, and accounting services for the syndicates.

         Although AUL London assumed the management of Syndicate 376 in 1988 and Syndicates 1183 and 1207 were established thereafter in 1991 and 1996, respectively, the information herein relates to business written after 1992 since, in response to its financial crises, Lloyd's created Equitas in 1996 as a group of companies to reinsure and handle the runoff of pre-1993 non-life business ceded by Lloyd's syndicates.

         Due to the complexity of converting Lloyd's accounting information to U.S. accounting principles, AUL London's accounts are included in the consolidated financial statements of Underwriters Re Group and Alleghany on a one-quarter lag. Therefore, AUL London's results from the date of purchase through September 30, 1999 are included in Alleghany's consolidated financial statements for the year ending December 31, 1999.

General Description of Business

         AUL London's insurance and reinsurance operations focus primarily on specialty commercial lines that AUL London believes provide opportunities for strong profitability. Through the syndicates it manages, AUL London underwrites risks across diverse commercial classes, including property (marine and non-marine) and casualty (such as financial institutions and directors and officers liability insurance), at varying risk layers from primary coverage to high layer excess of loss. The majority of AUL London's casualty business is on a claims-made basis. AUL London's risks are located around the world, with an emphasis on the United States. Over half of AUL London's business in the 1999 year of account involved insureds located in the United States and risks located in the United States of non-U.S. insureds. The United Kingdom, Western Europe, Canada and Australia also contributed substantial amounts of premium income.

         In general, property insurance protects the insured against financial loss arising out of loss of property or its use caused by an insured peril. Casualty insurance protects the insured against financial loss arising out of the insured's obligation to others for loss or damage to persons or property. While both property and casualty insurance may involve a high degree of loss volatility, property losses are generally reported within a relatively short time period after the event; in contrast, there tends to be a significant time lag in the reporting and payment of casualty claims. Consequently, an insurer generally knows of the losses associated with property risks in a shorter time than losses associated with casualty risks. Approximately 60 percent of AUL London's business is property and 40 percent casualty.

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

         AUL London writes reinsurance on both an excess of loss and pro rata basis. Under excess of loss reinsurance contracts, the reinsurer agrees to reimburse the ceding company for all losses in excess of a predetermined amount (commonly referred to as the cedent's "retention"), generally up to a predetermined limit. Excess of loss reinsurance is often written in "layers" or levels, with one reinsurer (or a group of reinsurers) assuming the risk of loss on the primary insurance policy in excess of the cedent's retention level up to a predetermined level, above which the risk of loss is assumed by another reinsurer or reverts to the cedent. Under pro rata reinsurance contracts, the ceding company and reinsurer share the premiums as well as the losses and expenses of any single risk, or an entire group of risks, based upon contractually defined rates. Reinsurance written on an excess of loss basis represented approximately 85 percent of AUL London's net reinsurance written premiums, with reinsurance written on a pro rata basis representing the balance.

         Marketing

         AUL London continues to develop strong long term relationships with its core clients and with the international brokering community in order to understand the business and offer a fast efficient service. AUL London's experienced underwriting team is able to respond quickly to market opportunities and rate changes and, through the Lloyd's franchise, is able to conduct business in a number of territories around the world. AUL London writes a balance of insurance and reinsurance business across most of the main classes of insurance. Underwriting expertise and detailed actuarial analysis are, where appropriate, brought to bear on the accounts written to maximize potential profitability. In addition to the traditional classes of business, AUL London is innovative in its outlook in order to take advantage of new opportunities and meet the ever changing needs of the business community. Blended programs, covering a number of risks usually insured separately, and multiple line insurance are offered utilizing non-standard wording.

         In general, Lloyd's syndicates, including those managed by AUL London, may only access business through Lloyd's brokers. The AUL London-managed syndicates have strong and long-standing relationships with the principal brokers in the Lloyd's market. Reflecting the typical level of concentration, the Aon, Marsh and Willis groups produced a substantial portion of the business of the AUL London-managed syndicates done in the Lloyd's market. AUL London's five leading brokers accounted for 62.8% of AUL London's gross written premiums in 1999. Over this period, the Aon group and the Marsh group accounted for 25.4% and 22.9%, respectively, and no other broker accounted for more than 10% of such premiums. Without the replacement of business from other brokers, the termination of relationships with either one of these brokers could have a material adverse effect on AUL London's results of operations. No such terminations are anticipated.

         Certain lines of business are less suited to placement through the larger international brokers, as many of the Lloyd's brokers tend to be. AUL London has expertise in some of these classes and has established a service company to develop the business. At present, the service company produces approximately $10 million of gross written premium from yacht and marina insurance.

Underwriting Operations

         AUL London has organized its underwriting activities under the categories of direct and treaty business.

         Direct

         Direct business generally refers to risks that are individually underwritten and includes primary insurance and reinsurance. The business is accepted both facultatively, whereby each individual risk is seen and rated by an AUL London underwriter, or under facilities such as lineslips, consortia or binding authorities. Under these facilities, AUL London delegates the authority to accept business, within specified underwriting criteria, to a third party who has expertise in that particular class of business. With lineslips and consortia, the third party will be another Lloyd's syndicate also participating on each risk accepted and, in the case of binding authorities, the third party will act as agent of AUL London. In general, such facilities are utilized for smaller premium business.

         AUL London's direct business focuses on the traditional marine classes (hull, cargo, energy, war and liabilities), associated marine classes (political risks and terrorism), casualty business (professional indemnity, directors & officers liability, financial institutions and employment practices liability) and non-marine property. The business is regularly monitored to identify trends in rating and loss activity in order to maximize potential profits. Direct business generated approximately $157.7 million, or 62 percent, of AUL London's net written premiums in 1999.

         Treaty

         AUL London also provides reinsurance on a treaty basis. Treaty reinsurance is based on a standing arrangement (a "treaty"), traditionally for a year (but with longer term arrangements becoming more common), between a cedent and a reinsurer for the cession and assumption of a certain class of risk specified in such treaty. Under most treaties, the cedent is obligated to offer, and the reinsurer is obligated to accept, a specified portion of a class of risk underwritten by the cedent. Reinsurers assume classes of risk under treaties without having reviewed each individual risk.

         AUL London maintains a disciplined underwriting program, writing a spread of property treaty reinsurance business, including catastrophe, pro rata and risk excess business, as well as marine, aviation, satellite and casualty treaty business. AUL London writes business at various attachment points (i.e., dollar levels at which risk is assumed) depending on where the best rewards are perceived; in recent years there has been an emphasis away from the lower working layers which suffer from greater loss frequency. AUL London also seeks to serve as lead or co-lead underwriter on a greater proportion of its business in order to have more control over the pricing and terms of the risks into which it enters and thereby achieve better underwriting results. Treaty reinsurance generated approximately $96.7 million, or 38 percent, of AUL London's net written premiums in 1999.

Reinsurance Arrangements

         As is customary in the insurance and reinsurance industry, AUL London reinsures a portion of the risks it underwrites. AUL London buys reinsurance primarily to manage exposures in its direct and treaty reinsurance businesses. Reinsurance serves to reduce the exposure to any one policy or physical risk, or to a catastrophic accumulation of loss in one event, to a level judged to be commensurate with AUL London's financial resources. It also allows large losses to be managed over time.

         AUL London has reinsurance agreements with a number of domestic and international reinsurance companies and Lloyd's syndicates. In the event that a reinsurer is unable to meet its obligations assumed under the reinsurance agreement, AUL London remains liable for the portion reinsured. Consequently, AUL London has established a committee to examine the financial strength and stability of potential reinsurers prior to entering into any arrangements with them. This committee utilizes the ratings given to reinsurers by Best's and Standard & Poor's, as well as other specific information available regarding the financial strength and stability, the classes of business written and the management strength of the reinsurers. Once placed, AUL London continues to monitor these factors in addition to the reinsurer's payment performance and outstanding debt. Generally, AUL London requires that unpaid losses and loss adjustment expenses be collateralized by letters of credit, funds withheld or pledged trust agreements. Additionally, commutations may be taken to reduce or eliminate credit exposure when necessary.

         AUL London cedes approximately 30 percent of its direct business income and 25 percent of its reinsurance treaty income to purchase reinsurance that protects both frequency and severity of loss. With reinsurance, AUL London intends to limit its loss from any single event to less than 12.5 percent of its syndicates' capacity. AUL London purchases a combination of pro-rata, per risk, per event and aggregate excess of loss protections to cover its business. As of September 30, 1999, AUL London had reported reinsurance receivables of $210.1 million.

Outstanding Losses and Loss Adjustment Expenses

         In many cases, significant periods of time may elapse between the occurrence of an insured loss, the reporting of such loss to the insurer and the reinsurer, the insurer's payment of such loss and the subsequent payment by the reinsurer. To recognize liabilities for unpaid losses (including reinsurance costs, reinsurance recoverables, premiums receivable and bad debt), insurers and reinsurers establish "reserves." These reserves are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred (or may occur in the future), including events which have not been reported to the insurer.

         The AUL London-managed syndicates establish reserves for the estimated unpaid liability for losses and loss expenses for claims of which they are notified under the terms of its policies and agreements. Such reserves are determined by AUL London claims personnel (in conjunction with the Lloyd's Claims Office and other insurers who may be leading a particular risk) based upon a variety of factors, including an evaluation of the nature of the claim, the coverage afforded by the policy, the jurisdiction in which the claim is brought and general economic and social conditions. Additional reserves are established on an aggregate basis to provide for losses incurred but not yet reported ("IBNR") and to supplement the overall adequacy of reported case reserves and estimated expenses of settling such claims, including legal and other fees and general expenses of administering the claims adjustment process. AUL London establishes IBNR reserves by using accepted loss reserving standards and principles to estimate the ultimate liability for losses and loss adjustment expenses. The process implicitly recognizes the impact of inflation and other factors that affect claims reporting by taking into account changes in historic loss reporting patterns and perceived probable trends.

         AUL London engages an independent actuarial firm to review the reserving methods and assumptions of the syndicates. Such reserves are necessarily based on estimates and therefore the future losses and loss expenses may differ from such reserves. AUL London reviews its aggregate loss reserves each year with three quarterly reviews at which AUL London updates its loss reserves by applying the loss ratios determined in the previous review to earned premiums to date, less incurred losses reported. AUL London does not discount its reserves for anticipated investment income. There are inherent uncertainties in estimating reserves due primarily to the significant periods of time that may elapse between occurrence of an insured or reinsured loss and reporting and ultimate settlement of such loss, the diversity of development patterns among different lines of business and types of reinsurance, and the necessary reliance on the ceding company for information regarding reinsurance claims. Actual losses and loss expenses may deviate, perhaps substantially, from reserves in AUL London's financial statements, which could have a material adverse effect on AUL London's financial condition and results of operations.

         Changes in Historical Net Loss and LAE Reserves

         The reconciliation of beginning and ending reserves for AUL London is shown below (dollars in thousands):

                  Reconciliation of Reserves for Losses and LAE

                                                                                             1999
                                                                                             ----
          Reserve, net of reinsurance recoverables, as of October 1, 1998 ..              $127,339

          Incurred loss, net of reinsurance, related to:

          Current year .....................................................               149,359

          Prior years ......................................................                19,485
                                                                                          --------
          Total incurred loss, net of reinsurance ..........................               168,844
                                                                                          --------
          1996 year of account reinsurance to close adjustment .............                17,830
                                                                                          --------
          Paid loss, net of reinsurance, related to:

               Current year ................................................               (30,253)

               Prior years .................................................               (52,941)
                                                                                          --------
          Total paid loss, net of reinsurance ..............................               (83,194)
                                                                                          --------
          Reserve, net of reinsurance recoverables, as of September 30 .....               230,819

          Reinsurance recoverables, as of September 30 .....................               185,684
                                                                                          --------
          Reserve, gross of reinsurance recoverables, as of September 30 ...              $416,503
                                                                                          ========


Investment Operations

         The investment policy of the AUL London-managed syndicates is to maximize overall return, in accordance with guidelines established by Lloyd's and Underwriters. With rare exception, Lloyd's syndicates are required to provide profit distributions to members (both individual names and corporate capital providers) annually upon the close of each three-year underwriting cycle, and portfolio managers engaged by AUL London to manage the syndicates' portfolios have adopted a conservative approach to investments. Investments, which are held in trust at Lloyd's, consist of cash and cash equivalents, bonds issued by governments or public authorities and high quality corporate bonds.

         The following table reflects investment results for the fixed maturity portfolio of AUL London for the year ended September 30, 1999 (dollars in thousands):



                               Investment Results

                                                         Net            Net         Pre-Tax
                                                       Pre-Tax       After-Tax     Realized
                                      Average         Investment    Investment       Gains      Effective    After-Tax
            Period                Investments (1)     Income (2)    Income (3)     (Losses)     Yield (4)    Yield (5)
----------------------------------------------------------------------------------------------------------------------
Year Ended                         $171,100            $10,022       $6,514         $(1,673)       5.86%        3.81%
   September 30, 1999


(1) Average of amortized cost of fixed maturities portfolio at beginning and end of period. Fixed maturities include premium trust funds of $167.6 million.

(2) After investment expenses, excluding realized gains or losses from sale of investments.

(3)    Net pre-tax investment income less appropriate income taxes.

(4) Net pre-tax investment income for the period divided by average investments for the same period.

(5) Net after-tax investment income for the period divided by average investments for the same period.


Competition

         The AUL London-managed syndicates compete for business with other Lloyd's syndicates, insurers in the U. K. and major international insurers and reinsurers. On international risks, competition may also come from the domestic insurers in the country of origin of the insured. Competition is based on many factors, including underwriting expertise, premiums charged and overall financial strength.

         Competition in the property and casualty insurance and reinsurance industry has historically been cyclical in nature. Typically, a cycle operates as follows. The ability of primary insurers and reinsurers to conduct business is dependent generally upon their ability to purchase reinsurance. A surplus of reinsurers allows primary insurers to obtain reinsurance more cheaply, thereby enhancing profits. Enhanced profits increase the number of primary insurers, which increases competition for business and consequently reduces premium rates. As premium rates fall, the primary insurance business becomes less profitable and insurers profit only at the expense of their reinsurers. As reinsurance becomes less profitable, the reinsurance market contracts, consequently increasing reinsurance rates. Reduced insurance rates and increased reinsurance rates cause the primary insurance market to contract. Competition decreases in a contracted primary insurance market, allowing insurance rates to increase again, thereby enhancing profits of primary insurers. The enhanced profitability of primary insurers is passed on to reinsurers. A profitable reinsurance market will again lead to a surplus of reinsurers.

         The insurance/reinsurance cycle operates at different stages depending on the class of business involved. The historical pattern of these cycles may change as the developing global nature of the industry evolves.

Regulation

         AUL London's operations in the U.K. are subject to regulation by The Council of Lloyd's; through its Regulatory Division, Lloyd's establishes rules and regulations that must be adhered to by all businesses in the Lloyd's market. These cover such areas as capital adequacy, related party transactions, ownership and control, underwriting and management controls, standards of conduct and conflicts of interest. The prior approval of Lloyd's was required for the acquisition of AUL London by Underwriters in 1998.

         Every member of Lloyd's, both corporate and individual, must deposit capital with Lloyd's in the form of readily-realizable assets, such as cash, securities, letters of credit or bank or other guarantees, which are held in trust as additional security for policyholders. The capital requirements are determined annually for each member by Lloyd's risk-based capital methodology, subject to a minimum requirement of 45 percent of capacity, and is based on the nature and quantity of risks. AUL London's underwriting activities are supported by a $275 million letter of credit facility currently provided by Underwriters Re Group. The facility will be replaced or assumed by Alleghany upon the sale of Underwriters Re Group.

         Lloyd's is at present primarily self-governing, subject to overall supervision by the Treasury in the U.K.; however, the U.K. government has announced the establishment of the Financial Services Authority ("FSA"), a single independent regulator that will supervise the securities, banking and insurance industries, including Lloyd's. While the implications of future FSA regulation are not yet fully known, it is expected that there will be a smooth transition and a high degree of continuity in the day-to-day regulatory activities.

Employees

         AUL London and its subsidiaries employed 103 persons as of December 31, 1999.

Underwriters Re Group

General Description of Business

         Reinsurance

         Underwriters writes treaty reinsurance on both a pro rata and excess of loss basis.

         Since 1995, Underwriters has been rated "A+ (Superior)" by Best's. Best's publications indicate that this rating is assigned to companies which Best's believes have achieved superior overall performance and have a very strong ability to meet their obligations over a long period of time. According to Best's, the rating reflects Underwriters' consistently strong operating results, solid capitalization and strong presence in the broker market.

Additionally, since 1995 Underwriters has been rated "AA- (Excellent)" by Standard & Poor's. Standard & Poor's publications indicate that this rating is assigned to companies with strong capacity to meet policyholders' obligations under a variety of economic and underwriting conditions. As of December 31, 1999, Underwriters' statutory surplus was $524.6 million.

         Primary Insurance

         Underwriters Re Group established Commercial Underwriters Insurance Company ("CUIC") at the end of 1992, acquired Underwriters Insurance Company ("UIC"), an inactive Nebraska insurance company in 1994, and established Newmarket Underwriters Insurance Company ("NUIC") in 1996. These three property and casualty insurance companies are rated "A+ (Superior)" by Best's because Underwriters reinsures a significant share of their business. In 1999, CUIC, UIC and NUIC generated $135.5 million in direct written premiums and retained net written premiums of $44.2 million, constituting 6 percent of Underwriters Re Group's consolidated net written premiums in 1999.

         The Center Insurance Services, Inc. ("The Center"), was established in 1995 as a wholly owned subsidiary of URG, and has acted as agent and has underwritten business on behalf of CUIC, UIC, NUIC and, to a lesser extent, non-affiliated insurers. During 1999, approximately $65.8 million of gross written premiums was underwritten by The Center.

         International

         Representative offices were established in Barbados at the end of 1995 and in London, England in 1996 to capitalize on international underwriting opportunities. In addition, in 1995, Underwriters Re Group made a strategic investment in a reinsurance company in Barbados.

Marketing

         In 1999, Underwriters wrote 65% of its treaty business through reinsurance brokers. The remaining treaty business was principally reinsurance of portions of the primary insurance underwritten by subsidiaries of Underwriters. Underwriters did not write any facultative certificate business in 1999.

         Reinsurance brokers regularly approach Underwriters for quotations on reinsurance being placed on behalf of ceding companies. In 1999, Underwriters paid brokers $13.4 million in commissions, which represents approximately 2.6% of its gross written premiums of $506.2 million. Underwriters' five leading brokers accounted for 51% of Underwriters' gross written premiums in 1999. Over this period, Guy Carpenter & Co., Inc. and Aon Re Inc. accounted for 21.3% and 11.3%, respectively, of such premiums and no other broker accounted for more than 10% of such premiums. The brokers that account for relatively large percentages of gross written premiums tend to vary from year to year. Management does not believe that the termination of its business with any one broker would have a material effect on Underwriters Re Group's financial condition or results of operations.

         A significant percentage of Underwriters' gross written premiums are generally obtained from a relatively small number of ceding companies. In 1999, approximately 37% of gross written premiums were obtained from Underwriters' ten largest unaffiliated ceding companies. One of the ceding companies accounted for 14% of such premiums and no other unaffiliated ceding company accounted for more than 10% of such premiums. The ceding companies that account for relatively large percentages of gross written premiums tend to vary from year to year. Management does not believe that the loss of any one ceding company account would have a material effect on Underwriters Re Group's financial condition or results of operations.

Underwriting Operations

         Treaty reinsurance generated approximately $429 million, or 100%, of Underwriters' net written premiums in 1999. Reinsurance written on an excess of loss basis represented approximately 59% of Underwriters' net reinsurance written premiums, with reinsurance written on a pro rata basis representing the balance. Property lines represented approximately 52% of Underwriters Re Group's net written premiums, with the remainder represented by casualty lines. In 1999, Underwriters Re Group's net written premiums increased $287.2 million, or 65.5%, from 1998, primarily reflecting the acquisition of AUL London, which recorded $254.4 million of net premiums written in 1999, and the related Bermuda operations with net premiums written of $22.9 million.

         Underwriters generally wrote up to $2.0 million per reinsurance risk in 1999 on a net basis. In the case of reinsurance of certain clash coverage, Underwriters has written up to $2.5 million on a net basis and in limited circumstances has accepted more. The largest net risk assumed in 1999 was $13.2 million. Underwriters Re Group wrote up to $1.0 million per primary insurance risk in 1999 on a net basis.

Retrocessional and Reinsurance Arrangements

         Underwriters currently has reinsurance contracts in force which cede to other reinsurers ("retrocessionaires") risks in excess of Underwriters' net risk retention. Underwriters has an aggregate reinsurance contract to cover losses up to $150 million incurred during the period July 1, 1999 through June 30, 2000 in excess of a 95.44% net loss and loss adjustment expense ratio. Such net loss ratio is calculated by dividing losses by premiums net of commissions and brokerage. The contract covers essentially all lines of business written by Underwriters; however, property catastrophe losses are subject to a sublimit of $125 million. In 1999, Underwriters ceded losses in the amount of $90 million in respect of its primary operations and $10 million in respect of AUL London, for an aggregate of $100 million under similar contracts with such reinsurer covering prior accident years.

         In 1999, Underwriters purchased additional reinsurance to mitigate property catastrophe exposure; this reinsurance provides a per occurrence limit of $20 million in excess of $5 million, and an additional $47.5 million on an aggregate basis in excess of $25 million aggregate retention. Underwriters also purchases from time to time retrocessional reinsurance in varying amounts for specific assumed treaties.

         Underwriters has two reinsurance contracts with Continental Casualty Company (the "Continental Contracts") that provide coverage for pre-1987 business up to an aggregate limit of $200.0 million. Underwriters received payments under these contracts totaling $22.1 million in 1998 and $20.1 million in 1999, reducing the reinsurance receivable attributable to such contracts from $65.7 million at year-end 1998 to $45.6 million at year-end 1999. Such receivable is secured by a trust fund dedicated solely to payments under the Continental Contracts.

         As of December 31, 1999, Underwriters had reported reinsurance receivables of $632.1 million through retrocessional agreements, including $45.6 million of reinsurance receivables under the Continental Contracts, which were fully secured as described above, and $329 million (which includes the $100 million of ceded losses described above) due from another reinsurer, 100 percent of which was secured with a combination of letters of credit and funds withheld.

         Although there can be no assurance that such will be the case in future years, Underwriters' write-offs for unrecoverable reinsurance were negligible in 1999 and 1998.

As of December 31, 1999, Underwriters had an allowance for estimated unrecoverable reinsurance of $3.4 million.

Outstanding Losses and Loss Adjustment Expenses

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

         Additional reserves are established on an aggregate basis to provide for losses incurred but not yet reported ("IBNR") to the reinsurer and to supplement the overall adequacy of reported case reserves and estimated expenses of settling such claims, including legal and other fees and general expenses of administering the claims adjustment process ("LAE"). Underwriters Re Group establishes IBNR reserves by using accepted loss reserving standards and principles to estimate the ultimate liability for LAE. The process implicitly recognizes the impact of inflation and other factors that affect claims reporting by taking into account changes in historic loss reporting patterns and perceived probable trends.

         Underwriters Re Group reviews its aggregate loss reserves at least twice each year. Between the semi-annual reviews, Underwriters Re Group updates its loss reserves by applying the loss ratios determined in the previous review to earned premiums to date, less incurred losses reported. Underwriters Re Group does not discount its reserves for anticipated investment income. There are inherent uncertainties in estimating reserves due primarily to the significant periods of time that may elapse between occurrence of an insured or reinsured loss and reporting and ultimate settlement of such loss, the diversity of development patterns among different lines of business and types of reinsurance, and the necessary reliance on the ceding company for information regarding reinsurance claims. Actual losses and loss expenses may deviate, perhaps substantially, from reserves in Underwriters Re Group's financial statements, which could have a material adverse effect on Underwriters Re Group's financial condition and results of operations. Based on current information, management believes reserves for losses and loss expenses at December 31, 1999 are adequate.

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

         As with all reinsurance claims, Underwriters establishes case reserves for both asbestos and environmental impairment excess of loss reinsurance claims by applying reinsurance contract terms to losses reported by ceding companies, and analyzing the claims from the first dollar of loss incurred by the primary insurer. Additionally, ceding companies often report potential losses on a precautionary basis (a "precautionary notice") to protect their rights under reinsurance contracts, which generally call for prompt notice to the reinsurer. Ceding companies, at the time they report such potential losses, advise Underwriters of the ceding companies' current estimate of the amount of such loss. Underwriters reviews each of these precautionary notices and, based upon current information, assesses the likelihood of loss to Underwriters. Such assessment is one of the factors used in determining the adequacy of IBNR reserves.

         During the three years ended December 31, 1999, the average net loss payment per claim (open and settled) for asbestos and environmental impairment exposures (excluding cessions to the Continental Contracts) was $9,242 and $31,208, respectively, and the highest paid loss was $0.2 million for an asbestos claim and $1.0 million for an environmental impairment claim, in each case net of ceded reinsurance (excluding cessions to the Continental Contracts). All loss payments for asbestos and environmental impairment exposures for the last three years have been recovered through cessions to the Continental Contracts. Most claims paid to date have been paid under contracts with varying levels of retention by the ceding company or insurer. Although the range of losses paid by Underwriters has been wide, most losses paid have involved dollar amounts at the lower end of such range.

         As of December 31, 1999, Underwriters' case and IBNR reserves (net of reinsurance, including cessions to the Continental Contracts) totalled approximately $26.2 million for asbestos liabilities, which includes reserves for approximately 697 open claims where cedents have advised Underwriters that they currently expect to recover from Underwriters. As of December 31, 1999, Underwriters' case and IBNR reserves (net of reinsurance, including cessions to the Continental Contracts) totalled about $24.0 million for environmental impairment claims, which includes reserves for approximately 455 open claims where cedents have advised Underwriters that they currently expect to recover from Underwriters. Additionally, ceding companies have submitted 1,586 precautionary notices for asbestos claims and 4,050 precautionary notices for environmental impairment claims to Underwriters; however, based on information provided by the ceding companies and Underwriters' assessment of such claims, Underwriters does not currently expect the losses with respect to such claims to grow large enough to reach Underwriters' layer of reinsurance coverage.


         The reconciliation of the beginning and ending reserves for unpaid losses and LAE related to asbestos and environmental impairment claims for the last three years (net of cessions to the Continental Contracts, but excluding an additional $9.4 million provision for such claims, discussed in the text following the tables), is shown below (dollars in thousands):

      Reconciliation of Asbestos-Related Claims Reserve for Losses and LAE

                                                                1999        1998         1997
                                                                ----        ----         ----
       Reserve, net of reinsurance recoverables,
           as of January 1 .............................      $23,044      $21,172      $17,494

       Incurred loss, net of reinsurance ...............        3,119        1,872        3,678

       Paid loss, net of reinsurance ...................            0            0            0
                                                              -------      -------      -------
       Reserve, net of reinsurance recoverables,
           as of December 31 ...........................       26,163       23,044       21,172

       Reinsurance recoverables, as of December 31 .....       15,642       15,746       14,726
                                                              -------      -------      -------
       Reserve, gross of reinsurance recoverables, as of
           December 31 .................................      $41,805      $38,790      $35,898
                                                              =======      =======      =======

      Type of reserve, net of reinsurance
          recoverables:

          Case .........................................      $ 6,663      $ 3,544      $ 3,172

          IBNR .........................................       19,500       19,500       18,000
                                                              -------      -------      -------
      Total ............................................      $26,163      $23,044      $21,172
                                                              =======      =======      =======

  Reconciliation of Environmental Impairment Claims Reserve for Losses and LAE

                                                         1999         1998         1997
                                                         ----         ----         ----
      Reserve, net of reinsurance recoverables,
          as of January 1 .......................      $23,950      $23,922      $22,600

      Incurred loss, net of reinsurance .........            0           28        1,322

      Paid loss, net of reinsurance .............            0            0            0
                                                       -------      -------      -------
      Reserve, net of reinsurance recoverables,
          as of December 31 .....................       23,950       23,950       23,922

      Reinsurance recoverables, as of
          December 31 ...........................        1,678        4,222        4,640
                                                       -------      -------      -------
      Reserve, gross of reinsurance recoverables,
          as of December 31 .....................      $25,628      $28,172      $28,562
                                                       =======      =======      =======


      Type of reserve, net of reinsurance
          recoverables:

          Case ..................................      $ 9,950      $ 9,950      $10,922

          IBNR ..................................       14,000       14,000       13,000
                                                       -------      -------      -------
      Total .....................................      $23,950      $23,950      $23,922
                                                       =======      =======      =======

         Increases to asbestos and environmental impairment claims reserves, if any, may be covered to varying degrees by Underwriters' existing reinsurance contracts with its retrocessionaires.

         In addition to case and IBNR reserves for asbestos and environmental impairment claims reported in the tables above, Underwriters carries an additional reserve for such exposures in its financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). The amount of such reserve was $9.4 million as of December 31, 1999, compared with $13.9 million as of December 31, 1998. While there can be no assurance that such total reserves will be adequate, management believes that Underwriters' total asbestos and environmental impairment reserves, taking into consideration the additional GAAP reserves, are a reasonable provision for such claims.

         Changes in Historical Net Loss and LAE Reserves

         The following table shows changes in historical net loss and LAE reserves for Underwriters Re Group for each year since 1989. Reported reserve development is derived primarily from information included in statutory financial statements of Underwriters, CUIC, UIC and NUIC. The first line of the upper portion of the table shows the net reserves at December 31 of each of the indicated years, representing the estimated amounts of net outstanding losses and LAE for claims arising during that year and in all prior years that are unpaid, including losses that have been incurred but not yet reported to Underwriters Re Group. For the years ended December 31, 1998 and 1999, the first line also includes the loss reserves associated with the corporate capital provided by subsidiaries of AUL London to the AUL London-managed syndicates at Lloyd's. The upper (paid) portion of the table shows the cumulative net amounts paid as of December 31 of successive years with respect to the net reserve liability for each year. The lower portion of the table shows the re-estimated amount of the previously recorded net reserves for each year based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about claims for individual years. In evaluating the information in the table, it should be noted that a reserve amount reported in any period includes the effect of any subsequent change in such reserve amount. For example, if a loss was first reserved in 1989 at $100,000 and was determined in 1992 to be $150,000, the $50,000 deficiency would be included in the Cumulative Redundancy (Deficiency) row shown below for each of the years 1989 through 1992.

         Conditions and trends that have affected the development of the net reserve liability in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table. During the mid-1980s, the reinsurance industry, including Underwriters Re Group, experienced substantial underwriting losses. Such losses are reflected in the table, beginning with the comparatively high cumulative deficiencies in the year 1989. The cumulative reserve deficiencies in the years 1989 through 1992 resulted primarily from prior increases to asbestos and environmental impairment claims reserves and includes the $35.8 million reserve strengthening in 1993.

              Changes in Historical Net Reserves for Losses and LAE
                                  (in millions)

                                                                          Year Ended December 31,
                                         ----------------------------------------------------------------------------------------
                                         1989    1990    1991    1992    1993    1994     1995     1996     1997    1998     1999
                                         ----    ----    ----    ----    ----    ----     ----     ----     ----    ----     ----
Net liability as of the end
of year ...........................      $453    $411    $411    $437    $509    $536   $  628   $  732   $  784   $1,008   $1,179
Cumulative amount of net
liability paid as of:
   One year later .................      $137    $101     $84     $98    $112    $102     $117   $  175   $  134   $  310       --
   Two years later ................       227     173     161     178     189     167      214      247      276       --       --
   Three years later ..............       285     239     214     236     236     220      256      327       --       --       --
   Four years later ...............       342     274     254     266     265     252      296       --       --       --       --
   Five years later ...............       370     294     276     287     285     278       --       --       --       --       --
   Six years later ................       384     311     287     301     303      --       --       --       --       --       --
   Seven years later ..............       396     319     296     310      --      --       --       --       --       --       --
   Eight years later ..............       403     326     303      --      --      --       --       --       --       --       --
   Nine years later ...............       407     331      --      --      --      --       --       --       --       --       --
   Ten years later ................       407      --      --      --      --      --       --       --       --       --       --
Net liability re-estimated as of:
   One year later .................       457     414     412     483     516     539      629      727      782    1,039       --
   Two years later ................       460     421     455     487     518     538      622      724      785       --       --
   Three years later ..............       474     465     460     491     523     531      620      721       --       --       --
   Four years later ...............       520     472     469     496     519     530      617       --       --       --       --
   Five years later ...............       528     485     469     493     519     526       --       --       --       --       --
   Six years later ................       545     483     468     498     514      --       --       --       --       --       --
   Seven years later ..............       544     479     472     492      --      --       --       --       --       --       --
   Eight years later ..............       541     485     467      --      --      --       --       --       --       --       --
   Nine years later ...............       550     479      --      --      --      --       --       --       --       --       --
   Ten years later ................       541      --      --      --      --      --       --       --       --       --       --
   Cumulative Redundancy
   (Deficiency) ...................      $(88)   $(68)   $(56)   $(55)   $ (5)   $ 10   $   11   $   11   $   (1)  $  (31)      --

Gross Liability-End of Year                                              $861    $940   $1,014   $1,110   $1,159   $1,555   $1,974
Reinsurance Recoverable                                                   352     404      386      378      375      547      795
                                                                         ----    ----   ------   ------   ------   ------   ------
Net Liability - End of Year                                              $509    $536   $  628   $  732   $  784   $1,008   $1,179
                                                                         ====    ====   ======   ======   ======   ======   ======
Gross Re-estimated Liability-Latest                                      $901    $921   $1,068   $1,199   $1,382   $1,802
Re-estimated Recoverable-Latest                                           387     395      451      477      597      763
                                                                         ----    ----   ------   ------   ------   ------
Net Re-estimated Liability-Latest                                        $514    $526   $  617   $  721   $  785   $1,039
                                                                         ====    ====   ======   ======   ======   ======

        The reconciliation between the reserves reported in the annual statements filed with state insurance departments in accordance with statutory accounting practices ("SAP") and those reported in Underwriters Re Group's consolidated financial statements prepared in accordance with GAAP for the last three years is shown below (dollars in thousands):

   Reconciliation of Reserves for Losses and LAE from SAP Basis to GAAP Basis

                                                                               December 31
                                                            -------------------------------------------------
                                                                1999               1998               1997
                                                                ----               ----               ----
Statutory Reserves...................................       $  950,920         $  866,647          $  765,419
Elimination of Intercompany Reserve (1)..............          (12,000)                 0                   0
AUL London Reserves..................................          230,820            127,339                   0
Additional Mass Action Reserves (2)..................            9,350             13,850              18,850
Reinsurance Recoverables.............................          794,834            546,982             374,801
                                                            ----------         ----------          ----------
GAAP Reserves........................................       $1,973,924         $1,554,818          $1,159,070
                                                            ==========         ==========          ==========

(1) Amount represents the elimination of a statutory reserve relating to a subsidiary not consolidated on a statutory basis.

(2) Amounts represent additional reserves recorded by Underwriters in 1993 for probable asbestos-related and environmental impairment claims exposure.

         The reconciliation of reserves for Underwriters Re Group for the last three years on a GAAP basis is shown below (dollars in thousands):

                  Reconciliation of Reserves for Losses and LAE

                                                                1999                1998              1997
                                                                ----                ----              ----
Reserve, net of reinsurance recoverables, as
     of January 1 .....................................      $1,007,836           $784,269          $732,456
Incurred loss, net of reinsurance, related to:
Current year ..........................................         516,704            290,513           267,530
Prior years ...........................................          31,755             (2,254)           (5,702)
                                                             ----------           --------          --------
Total incurred loss, net of reinsurance ...............         548,459            288,259           261,828
                                                             ----------           --------          --------
Paid loss, net of reinsurance, related to:
     Current year .....................................         (78,628)           (57,788)          (35,033)
     Prior years ......................................        (316,407)          (134,243)         (174,982)
                                                             ----------           --------          --------
Total paid loss, net of reinsurance ...................        (395,035)          (192,031)         (210,015)
                                                             ----------           --------          --------
AUL London adjustments (1) ............................          17,830            127,339                 0
Reserve, net of reinsurance recoverables, as
     of December 31 ...................................       1,179,090          1,007,836           784,269
Reinsurance recoverables, as of December 31 ...........         794,834            546,982           374,801
                                                             ----------           --------          --------
Reserve, gross of reinsurance recoverables,
     as of December 31 ................................      $1,973,924         $1,554,818        $1,159,070
                                                             ==========         ==========        ==========

(1) Represents reinsurance to close adjustment and acquisition date balance, respectively.

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

         The following table reflects investment results for the fixed maturity portfolio of Underwriters Re Group for the years ended December 31, 1999, 1998 and 1997 (dollars in thousands):

                               Investment Results

                                                         Net            Net         Pre-Tax
                                                       Pre-Tax       After-Tax     Realized
                                      Average         Investment    Investment       Gains      Effective    After-Tax
            Period                Investments (1)     Income (2)    Income (3)     (Losses)     Yield (4)    Yield (5)
------------------------------------------------------------------------------------------------------------------------
Year Ended
   December 31, 1999               $1,395,412          $83,586       $60,605        $(291)          6.0%         4.3%
Year Ended
   December 31, 1998               $1,244,611          $74,895       $54,614        $ 844           6.0%         4.4%
Year Ended
   December 31, 1997               $1,147,064          $69,229       $50,239        $(855)          6.0%         4.4%

(1) Average of amortized cost of fixed maturities at beginning and end of period, excluding operating cash. Fixed maturities include premium trust funds of $171.4 million and $107.9 million in 1999 and 1998, respectively.
(2) After investment expenses, excluding realized gains or losses from sale of investments.
(3)    Net pre-tax investment income less appropriate income taxes.
(4) Net pre-tax investment income for the period divided by average investments for the same period.
(5) Net after-tax investment income for the period divided by average investments for the same period.

         As of December 31, 1999, the equity portfolio of Underwriters Re Group was carried at a market value of approximately $212.1 million with an original cost of approximately $135.9 million, and consisted primarily of approximately
7.4 million shares of BNSF common stock. The cost of equities listed in the table below, $110.1 million, includes the cost paid by Alleghany for the BNSF common stock prior to its being contributed to Underwriters Re Group. In 1999, Underwriters Re Group had dividend income of $11.7 million, which included $3.6 million on the BNSF common stock and $7.0 million from another common stock held in Underwriters Re Group's portfolio.

         The following table summarizes the investments of Underwriters Re Group, excluding cash, as of December 31, 1999, with all investments carried at fair value (dollars in thousands):

                                                                 Investments
                                                                 -----------
                                           Amortized Cost or Cost                  Fair Value
                                    ---------------------------------------------------------------------
                                       Amount             Percentage        Amount             Percentage
                                       ------             ----------        ------             ----------

Short-term investments .....        $  122,524                 9%        $  122,524                 8%

Corporate bonds ............           360,548                25            349,967                24

United States government and
    government agency bonds             96,976                 7             95,320                 6

Mortgage- and asset-backed
    securities .............           258,966                18            254,443                17

Foreign bonds ..............            25,840                 2             24,729                 2

Redeemable and auction
    preferred stocks .......            25,727                 2             25,875                 2

Municipal bonds ............           410,992                29            404,784                27

Equity securities (1) ......           110,098                 8            212,085                14

Other ......................             5,883                 0              5,798                 0
                                    ----------               ---         ----------               ---
    Total ..................        $1,417,554               100%        $1,495,525               100%
                                    ==========               ===         ==========               ===

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

         The commercial property and casualty insurance industry is highly competitive on the basis of price and service. Competitors of CUIC, UIC and NUIC include other primary insurers and new forms of insurance such as alternative self-insurance mechanisms. Many such competitors have considerably greater financial resources, greater experience in the insurance industry and offer a broader line of insurance products than CUIC, UIC and NUIC.

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

Employees

Underwriters Re Group, excluding AUL London, employed 275 persons as of December 31, 1999.

FINANCIAL SERVICES BUSINESS

         Alleghany Asset Management, organized as a Delaware corporation in 1995, conducts a financial services business through its subsidiaries, The Chicago Trust Company ("Chicago Trust"), a Chicago-based investment firm with trust powers; Montag & Caldwell, Inc. ("Montag & Caldwell"), an Atlanta-based investment counseling firm;

and Chicago Deferred Exchange Corporation ("CDEC"), which facilitates certain tax-deferred property exchanges. In 1996, Chicago Trust acquired The Chicago Trust Company of California, formerly Security Trust Company ("CT of California"), a California trust company, from a subsidiary of CT&T. Alleghany Asset Management and its subsidiaries, formerly a part of the financial services group of CT&T, were transferred to Alleghany in June 1998 and were not a part of the spin-off of CT&T.

         Alleghany Asset Management has expanded its product line in the past few years by adding a small capitalization equity product and acquiring a 40 percent interest in Veredus Asset Management LLC ("Veredus"), a Louisville, Kentucky-based investment counseling firm in 1998, and acquiring Blairlogie Capital Management ("Blairlogie"), an Edinburgh, Scotland-based international equity manager in 1999. Also in 1999, Alleghany Asset Management formed Alleghany Investment Services, Inc. ("AISI") to administer, market and sell the Alleghany Funds.

         Alleghany Asset Management provides distribution and marketing services to its investment managers through the 401(k) services offered by Chicago Trust and the Alleghany Funds, a mutual funds family offering twelve no-load mutual funds. Chicago Trust's full service 401(k) administration group provides trustee, plan design, investment management and other administrative services. Such services are marketed through internal sales forces in Chicago and Atlanta as well as consultants and brokerage sources. The Alleghany Funds are marketed primarily through registered investment advisers, broker-dealers and direct sales to institutional clients, as well as through intermediary services, including Schwab and Fidelity.

         Montag & Caldwell

         Founded in 1945, Montag & Caldwell, one of the Southeast's oldest investment management firms, concentrates on managing large capitalization equity and balanced portfolios for institutional, mutual fund and high net worth clients. Montag & Caldwell believes that success in the institutional investment business is dependent upon a disciplined and consistently applied investment process translating into outstanding investment results. Montag & Caldwell's equity results have placed the firm among the top money managers in its category. Montag & Caldwell's investment returns (net of fees) exceeded the S&P 500 Index for eight of the past ten years.

         Montag & Caldwell targets separate accounts of $40 million and higher, accessed through independent consultants or direct calls to prospective clients. Its investment expertise is also available through the Alleghany Funds. Montag & Caldwell advises two of the Alleghany Funds' mutual funds.

         Chicago Trust

         Chicago Trust and its predecessors have managed assets for investors since 1887. Chicago Trust is an investment firm with full trust powers and is engaged in the businesses of institutional investment management, full service 401(k) administration, and personal trust & investment services.

         Chicago Trust specializes in fixed income, large capitalization growth equity and small capitalization value equity money management for institutional clients. Chicago Trust's fixed income results have consistently placed Chicago Trust among the top money managers in its category. Chicago Trust markets its fixed income and equity products through pension consultants and directly to plan sponsors. Chicago Trust also advises seven of the Alleghany Funds' mutual funds.

         Chicago Trust's personal trust and investment services business serves the investment and estate planning needs of individuals and families, mainly in the greater Chicago area. Chicago Trust believes that the business is well-positioned to benefit from growth in family wealth and the demographics of an aging baby boom generation.

         Chicago Trust's full service 401(k) business administers assets, approximately half of which are invested in the Alleghany Funds and collective funds managed by the subsidiaries of Alleghany Asset Management.
The remainder is invested in third-party managed funds.

         Blairlogie

     During 1999, Alleghany Asset Management completed its acquisition of 83.25 percent of Blairlogie; the remaining interests in Blairlogie are held by Blairlogie management. Formed in 1992, Blairlogie is an international equity manager. Blairlogie's two investment products include an international developed markets product and an international emerging markets product. Its clients are based mainly in the United States. Blairlogie manages two of the Alleghany Funds' mutual funds.

         Veredus

         Veredus, formed in 1998, is a small capitalization growth equity manager of which Alleghany Asset Management owns 40 percent. Veredus' investment products include an aggressive growth equity and a market neutral product. Its clients include individual and institutional investors. Veredus manages one of the Alleghany Funds' mutual funds.

         Alleghany Funds

         Alleghany Funds had approximately $5.3 billion in assets under management at December 31, 1999, compared with $3.4 billion at year-end 1998. The twelve no-load mutual funds consist of seven equity funds, two balanced funds, two fixed income funds and a money market fund. All of the Funds are registered under the Investment Company Act of 1940, as amended (the "1940 Act"), as investment companies. AISI has administrative, marketing and sales responsibilities for the Alleghany Funds.

         Each of the mutual funds is managed by one of Chicago Trust, Montag & Caldwell, Blairlogie or Veredus pursuant to a management contract which is renewable annually by vote of either of such fund's board of trustees (including a majority of members who are not "interested persons" as defined under the 1940
Act) or such fund's shareholders. All management contracts terminate if assigned and may be terminated by either party without penalty on 60 days' written notice. The management contracts for the Alleghany Funds were all renewed for an additional year in 1999. Under these contracts, Chicago Trust, Montag & Caldwell, Blairlogie and Veredus are each authorized in its discretion to buy and sell securities for the accounts of the Alleghany Funds, subject to certain limitations. To date, no management agreements of Alleghany Asset Management or any of its subsidiaries with any of the Alleghany Funds have been involuntarily terminated.

         As compensation for its management services, Chicago Trust, Montag & Caldwell, Blairlogie and Veredus receive management fees from the Alleghany Funds that range from 0% (when fees are waived) to 0.83% per year of average daily net assets, depending on the mutual fund. These management fees totalled approximately $27.7 million and $17.3 million in 1999 and 1998, respectively.

         Current information with respect to the Alleghany Funds can be found on its website, www.alleghanyfunds.com.

         CDEC and CT of California

         CDEC was established in 1989 and facilitates, with the assistance of Chicago Trust, tax-deferred exchanges of like-kind property. In 1999, CDEC facilitated more than 2,500 exchanges. CDEC acts as a qualified intermediary, holding and investing the cash proceeds from the sale of property relinquished by a taxpayer in a qualified trust account, of which Chicago Trust acts as trustee, until replacement property is acquired. CT of California, directly and through its subsidiary, Chicago Deferred Exchange Corporation of California, provides tax-deferred property exchange, trust and investment services in California.

Marketing

         Growth in profitability of Alleghany Asset Management is largely dependent on growth in assets under management, which results from market appreciation of existing assets and new business (new clients and additional investments from existing clients). Approximately 82 percent of Alleghany Asset Management's assets under management are institutional assets for which competition is intense and success is driven by investment performance. Both Montag & Caldwell and Chicago Trust have strong investment records and have received high ratings in various consultant and mutual fund informational service databases.

         The largest portion of the revenues of Alleghany Asset Management consists of advisory fees based primarily on the value of assets under management. Annual rates vary and typically decline as account size increases. Fees earned from the management of assets for institutional clients represented approximately 81 percent and 75 percent of the revenues of Alleghany Asset Management for 1999 and 1998, respectively. As of December 31, 1999, Alleghany Asset Management, through its subsidiaries, managed assets totaling about $48.6 billion.

         The separately managed accounts of Alleghany Asset Management's investment advisor subsidiaries are managed pursuant to advisory agreements between the client and the investment advisor. Such agreements are generally terminable on short notice. The trustees or corporate officials who control such accounts are usually free to change investment advisors without cumbersome legal procedures. None of the clients of Alleghany Asset Management's investment advisor subsidiaries accounted for 10 percent or more of the revenues of Alleghany Asset Management. Accordingly, the loss of any single client would not have a material adverse effect on the business of Alleghany Asset Management. The business of Alleghany Asset Management is not seasonal.

Investment Operations

         Investments held by Chicago Trust and CT of California must comply with the banking laws of the states of Illinois and California, respectively. These laws prescribe the kind, quality and concentration of investments that may be made by trust companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds and common stocks.

         The current investment strategy of Chicago Trust and CT of California is to maximize after-tax investment income through a high-quality diversified investment portfolio, consisting primarily of taxable and tax-exempt fixed maturity securities, while maintaining an adequate level of liquidity.

Competition

         Alleghany Asset Management and its subsidiaries compete with national, regional and local providers of financial services, many of which have substantially greater capital and other resources and some of which offer a wider range of financial services. Competition is chiefly on the basis of service and investment performance.

Regulation

         As fiduciaries, Chicago Trust is regulated by the State of Illinois Office of Banks and Real Estate, and CT of California is regulated by the California Department of Banking. Regulation covers such matters as the fiduciary's management capabilities, the investment of funds held for its own account, the soundness of its policies and procedures, the quality of the services it renders to the public and the effect of its trust activities on its financial soundness. Montag & Caldwell is a registered investment advisor and is therefore subject to regulation by the Securities and Exchange Commission, the state of Georgia, its domiciliary jurisdiction, and all other states in which it is licensed to act in the capacity of investment advisor. Blairlogie is a registered investment advisor and is therefore subject to regulation by the Securities and Exchange Commission, the laws of Scotland, its domiciliary jurisdiction, the Investment Management Regulatory Organisation Limited (which regulates the investment management business in the United Kingdom), and all U.S. states in which it is licensed to act in the capacity of investment advisor. Veredus is a registered investment advisor and is therefore subject to regulation by the Securities and Exchange Commission, the state of Kentucky, its domiciliary jurisdiction, and all other states in which it is licensed to act in the capacity of investment advisor. As registered investment companies, each of the funds of the Alleghany Funds is subject to extensive regulation by the Securities and Exchange Commission, governing all aspects of its operations. In addition, the Alleghany Funds is also subject to certain limited regulation by the securities regulators of all 50 states.

Employees

         At December 31, 1999, Alleghany Asset Management and its subsidiaries had approximately 357 employees, including full-time and part-time employees.

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

         World Minerals, headquartered in Santa Barbara, California, is principally engaged in the mining, production and sale of two industrial minerals, diatomite and perlite.

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

         Celite has its world headquarters in Lompoc, California and owns, directly or through wholly owned subsidiaries, diatomite mines and/or processing plants in Lompoc, California; Quincy, Washington; Murat, France; Alicante, Spain; Arica, Chile; Arequipa, Peru; Ayacucho, Peru; Tuxpan, Mexico; and Guadalajara, Mexico. Celite also owns 48.6 percent of Kisilidjan, h.f., a joint venture with the Government of Iceland which mines and processes diatomite from Lake Myvatn in Iceland. In 1995, World Minerals, through various subsidiaries of Celite, acquired controlling interests in three joint ventures which are engaged in the mining and processing of diatomite in Jilin Province, Peoples Republic of China ("PRC").

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

         World Minerals conducts its business on a worldwide basis, with mining and processing operations in eleven countries. In 1999, approximately 43 percent of World Minerals' revenues (equal to 6.5 percent of Alleghany's consolidated revenues) were generated by foreign operations, and an additional 14 percent of World Minerals' revenues were generated by export sales from the United States. While World Minerals believes that the international scope of its operations gives it unique competitive advantages, international operations can be subject to additional risks, such as currency fluctuations, changes in foreign legal requirements and political instability. World

Minerals closely monitors its methods of operating in each country and adopts strategies responsive to changing economic and political environments.

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

         Celite's largest diatomite mine and plant is located near Lompoc, California. All additional diatomite supplies are currently obtained by Celite from its mines in the state of Washington, in France, Spain, Mexico, Chile, Peru and PRC, and from the Lake Myvatn mine in Iceland (although environmental regulations and volcanic and seismic activity may adversely affect future production at Lake Myvatn). Celite believes that diatomite reserves at each site, except France and Iceland, are generally sufficient to last for at least 20 more years at the current rate of utilization. Celite enhanced its reserves at Lompoc, California in 1998 through the acquisition of rights to two diatomite mines formerly controlled by a competitor, following such competitor's decision to close its Lompoc-based diatomite business.

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

         World Minerals' operating subsidiaries experienced no interruption in raw material availability in 1999. Barring unforeseen circumstances, World Minerals anticipates no such interruptions in 2000. Celite and Harborlite believe that they have taken reasonable precautions for the continuous supply of their critical raw materials.

         Many of Celite's and Harborlite's operations use substantial amounts of energy, including electricity, fuel oil, natural gas and propane. Celite and Harborlite have supply contracts for most of their energy requirements. Most of such contracts are for one year or less. Celite and Harborlite have not experienced any energy shortages and they believe that they have taken reasonable precautions to ensure that their energy needs will be met, barring any unusual or unpredictable developments.

         From the time World Minerals began operations in 1991, none of its customers accounted for 10 percent or more of World Minerals' annual sales.

         World Minerals presently owns, controls or holds licenses either directly or through its subsidiaries to approximately 16 United States and 81 foreign patents and patent applications. While World Minerals considers all of its patents and licenses to be valuable, World Minerals believes that none of its patents or licenses is by itself material to its business.

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

         World Minerals has research and development, environmental control and quality control laboratories at its Lompoc production facilities and quality control laboratories at each of its other production facilities. In 1999, World Minerals spent approximately $2.1 million on company-sponsored research and technical services (in addition to amounts spent on engineering and exploration) related to the development and improvement of its products and services.

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

         In 1996, the Washington Study's authors, in association with researchers from Tulane University, conducted a seven year follow-up study of the Lompoc cohort. The follow-up study, funded by a grant from the National Institute for Occupational Safety and Health, reported a lower SMR for the cohort (1.29 vs. 1.43), a weakened dose response relationship, which may suggest a less conclusive indication of a causative relationship between occupational exposure and cancer deaths, and a continued absence of excess lung cancers in workers hired after 1960. Data errors later discovered in the follow-up study reduced the final SMR to 1.22 and further weakened the dose response relationship. An additional aspect of the study, which sought to compare results of the cohort study to radiographic readings of the workers, confirmed that the risk of silicosis to workers hired since 1950 and exposed to a cumulative crystalline silica exposure equal to or less than 3 mg/m3 over the working lifetime of the workers has not been appreciably different than in non-exposed populations.

         The various agreements covering the purchase of the business of Celite in 1991 provide for the indemnification of the holding company subsidiary of Alleghany which acquired Celite by the various selling Manville entities in respect of any environmental and health claims arising from the operations of the business of Celite prior to its acquisition by the holding company subsidiary.

Employees

         As of December 31, 1999, World Minerals had 192 employees worldwide, Celite had about 1,268 employees worldwide, and Harborlite had about 250 employees worldwide. Approximately 374 of Celite's employees and 45 of Harborlite's employees in the United States are covered by collective bargaining agreements. All of the collective bargaining agreements covering workers at Celite and Harborlite are in full force and effect.

STEEL FASTENER BUSINESS

         The Heads and Threads division of Alleghany was reorganized in 1999 as Heads & Threads International LLC, after its acquisition of Gardenbolt International Corp. Now headquartered in Sayreville, New Jersey, Heads & Threads is believed to be one of the nation's leading importers and distributors of steel fasteners. Heads & Threads imports and sells commercial fasteners -- nuts, bolts, screws, washers and other fasteners -- for resale to distributors and fastener manufacturers through multiple distribution centers primarily providing same day or next day delivery. The strength of Heads & Threads lies in its long years of association with suppliers and customers, and its breadth of product line.

         With the acquisition of Gardenbolt International Corp. in 1998, Heads & Threads substantially increased its size and its presence in East Coast markets. Heads & Threads also completed in 1998 the installation and implementation of a new fully-integrated, enterprise-wide computer system which has enhanced the functionality of all areas of Heads & Threads' business operations, including order processing, sales and inventory management, transportation services and accounting and finance. In 1999, Heads & Threads entered into an agreement to purchase Reynolds Fasteners, Inc., a distributor of fasteners headquartered in Edison, New Jersey. The transaction is expected to close in March 2000. With the acquisition of Reynolds Fasteners, Inc., Heads & Threads will double its current size.


         Beginning in 1999 and continuing into 2000, Heads & Threads has pursued a cost reduction program. A major part of this program has been the closing of some of Heads & Threads' satellite sales offices and warehouses in order to operate out of larger state-of-the-art distribution centers, allowing Heads & Threads to consolidate inventory and provide higher service levels to its customers.

         Since Heads & Threads imports virtually all of its fasteners, it is necessary to forecast inventory requirements from six months to a year in advance to allow time for shipments to reach their destinations in the United States. In addition, Heads & Threads' costs are subject to fluctuations in foreign currency and import duties. Increases in import duties may result from determinations by United States federal agencies that foreign countries are violating United States laws or intellectual property rights, or are following restrictive import policies. Heads & Threads' operations do not subject Alleghany to a material risk from fluctuations in foreign currency or import duties.

         At December 31, 1999, Heads and Threads had about 209 employees.

REAL ESTATE BUSINESS

         Headquartered in Sacramento, California, Alleghany Properties owns and manages, among other real estate and real estate-related assets, 21 properties in California. Such properties are comprised primarily of improved and unimproved commercial land and commercial and residential lots. A major portion of the real estate assets of Alleghany Properties are located in North Natomas, the only large undeveloped area in the City of Sacramento. Development in the area was delayed until the resolution in 1998 of flood plan zoning and wildlife habitat issues. The area experienced considerable growth in its first season of development activity, including more than a dozen residential projects, office buildings and a fully-leased retail shopping center. Contributing to the growth, Alleghany Properties sold approximately 450 residential lots and a multi-family site accommodating more than 270 apartment units.

         At December 31, 1999, Alleghany Properties had 4 employees.

Item 2. Properties.

         Alleghany's headquarters is located in leased office space of about 11,000 square feet at 375 Park Avenue in New York City.

         Chicago Trust leases about 60,000 square feet at 171 North Clark Street in Chicago, Illinois. Montag & Caldwell leases approximately 23,400 square feet in Atlanta, Georgia. CT of California leases approximately 8,400 square feet in San Diego, California. Blairlogie leases approximately 4,900 square feet in Edinburgh, Scotland.

         URG leases approximately 45,000 square feet of office space for its headquarters in Calabasas, California. CUIC leases about 19,700 square feet of office space. AUL London is leasing approximately 13,000 square feet of office space in London.

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

            Location and                              Approximate                  Product
         Nature of Property                         Square Footage                 or Use
         ------------------                         --------------                 ------
CELITE:
-------
Lompoc, CA                                            997,410            Diatomite filter aids, fillers,
Production facility;                                                     silicates and specialty products
18 multi-story production buildings;
5 one-story warehouse buildings; 6
one-story laboratory buildings;
4 multi-story bulk handling buildings;
6 one-story office buildings; 2
one-story lunch and locker-room
buildings; and 10 one-story shops.

Lompoc, CA                                             16,800            Administrative office
1 one-story building; and 3 units
within 1 one-story building.

Quincy, WA                                             60,941            Diatomite filter aids and fillers
Production facility;
Plant #1-1 multi-story production
building and 7 one-story buildings.
Plant #2-1 multi-story production
building and 6 one-story buildings.

Murat, Department of Cantal, France                    77,000            Diatomite filter aids
Production facility;
1 one-story manufacturing building;
2 one-story warehouses; and 1
one-story office building.

Nanterre, France                                        6,600            Sales and administrative offices
1 single floor.

            Location and                              Approximate                  Product
         Nature of Property                         Square Footage                 or Use
         ------------------                         --------------                 ------
Guadalajara, Mexico                                   116,610            Diatomite filter aids and fillers
Production facility;
2 multi-story production buildings;
2 multi-story pollution-control
buildings; and 20 one-story
buildings.

Mexico City, Mexico                                     2,700            Sales and administrative offices
1 single floor condominium.

Arica, Chile                                           50,000            Diatomite filter aids
Production facility;
1 calcined line; 1 administration
building; 1 laboratory; 1 warehouse
building; 1 changing room building;
1 maintenance workshop; and 1
product warehouse.

Santiago, Chile                                         2,500            Offices
1 single floor in a multi-story,
rented office building.

Alicante, Spain                                        70,777            Diatomite filter aids and fillers
Production facility;
2 multi-story manufacturing
buildings; 3 one-story warehouses; 2
one-story office buildings; 1
two-story laboratory; and 3
miscellaneous buildings.

            Location and                              Approximate                  Product
         Nature of Property                         Square Footage                 or Use
         ------------------                         --------------                 ------
Changbai County,                                       95,000            Diatomite filter aids
Jilin Province, PRC
Production facility;
1 multi-story processing facility; 4
one-story warehouse buildings; 1
multi-story office building; and 4
one-story miscellaneous buildings.

Linjiang County,                                       74,665            Diatomite filter aids
Jilin Province, PRC
Production facility;
1 multi-story production facility; 1
two-story office building; 3
one-story warehouse buildings; and 3
one-story miscellaneous buildings.

Linjiang County,                                      142,000            Diatomite filter aids
Jilin Province, PRC
Production facility;
3 multi-story production facilities;
1 one-story office building; 2
one-story warehouse buildings; and 5
one-story miscellaneous buildings.

HARBORLITE:
----------

Antonito, CO                                            9,780            Warehouse facilities for perlite
1 one-story manufacturing building                                       ore
and warehouse; 1 one-story office
building; and 1 one-story warehouse.

            Location and                              Approximate                  Product
         Nature of Property                         Square Footage                 or Use
         ------------------                         --------------                 ------
No Agua, NM                                            40,550            Perlite ore
Production facility;
1 six-story mill building; 1
one-story office and shop building;
and 8 miscellaneous one-story
buildings.

Superior, AZ                                            6,900            Perlite ore
Production facility;
1 one-story warehouse building; and
1 one-story office building.

Escondido, CA                                           8,450            Perlite filter aids
1 one-story warehouse building; and
1 one-story office building.

Green River, WY                                        17,300            Perlite filter aids
1 one-story warehouse building; and
1 one-story office building.

Vicksburg, MI                                          25,050            Perlite filter aids
2 one-story warehouse buildings; and
1 one-story office building.

Youngsville, NC                                        22,500            Perlite filter aids
1 one-story warehouse building; 1
one-story manufacturing building;
and 1 one-story office building.

            Location and                              Approximate                  Product
         Nature of Property                         Square Footage                 or Use
         ------------------                         --------------                 ------
Quincy, FL                                             18,450            Perlite filter aids
1 one-story warehouse building; 1
one-story manufacturing building;
and 1 one-story office building.

LaPorte, TX                                            23,000            Perlite filter aids and fillers
1 one-story expansion warehouse and
office building.

Wissembourg, France                                     5,000            Perlite filter aids and fillers
a portion of 1 multi-story
production and warehouse building.

Hessle, Humberside,                                    36,700            Perlite filter aids and fillers
United Kingdom
1 one-story manufacturing building;
and 1 two-story office building.

Dikili, Turkey                                         63,200            Perlite crushing mill
Production facility;
1 four-story manufacturing building;
1 one-story warehouse building; 1
one-story raw material warehouse; 1
one-story office building; and 1
one-story maintenance shop.

Izmir, Turkey                                           1,000            Sales and administrative offices
1 single floor.

            Location and                              Approximate                  Product
         Nature of Property                         Square Footage                 or Use
         ------------------                         --------------                 ------
Barcelona, Spain                                       70,300            Perlite filter aids and fillers
Production facility;
1 one-story manufacturing and
warehouse building; 1 one-story raw
material warehouse; and 1 two-story
office building.

Milan, Italy                                           68,600            Perlite filter aids
Production facility;
1 one-story manufacturing/ warehouse
building; 1 one-story raw material
warehouse; and 1 two-story office
building.

WORLD MINERALS:
--------------

Santa Barbara, CA                                      13,000            Headquarters office
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

Item 3.  Legal Proceedings.

         Alleghany's subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provision on its books, in accordance with generally accepted accounting principles, for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provision is adequate under generally accepted accounting principles as of December 31, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of 1999.

Supplemental Item.         Executive Officers of Registrant.

         The name, age, current position, date elected and five-year business history of each executive officer of Alleghany are as follows:

                                         Current Position                         Business Experience
Name                            Age       (date elected)                          During Last 5 Years
----                            ---       --------------                          -------------------
F.M. Kirby                      80       Chairman of the Board (since 1967)       Chairman of the Board, Alleghany.

John J. Burns, Jr.              68       President, chief operating officer       President, chief operating officer
                                         (since 1977) and chief executive         and chief executive officer,
                                         officer (since 1992)                     Alleghany.

David B. Cuming                 67       Senior Vice President and chief          Senior Vice President and chief
                                         financial officer (since 1989)           financial officer, Alleghany.

Robert M. Hart                  55       Senior Vice President, General Counsel   Senior Vice President, General
                                         (since 1994) and Secretary (since 1995)  Counsel and Secretary, Alleghany.

Peter R. Sismondo               44       Vice President, Controller, Assistant    Vice President, Controller,
                                         Secretary, principal accounting          Treasurer, Assistant Secretary and
                                         officer (since 1989) and Treasurer       principal accounting officer,
                                         (since 1995)                             Alleghany.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The information required by this Item with respect to the market price of and dividends on Alleghany's common stock and related stockholder matters is incorporated by reference from page 26 of Alleghany's Annual Report to Stockholders for the year 1999, filed as Exhibit 13 hereto.

Recent Sales of Unregistered Securities.

       Other than unregistered issuances of Alleghany common stock previously reported in Alleghany's Quarterly Reports on Form 10-Q for the quarters ending March 31, 1999, June 30, 1999 and September 30, 1999, such issuances that did not involve a sale consisting of issuances of common stock and other securities pursuant to employee incentive plans and the sale described above, Alleghany did not sell any Alleghany common stock during 1999 that was not registered under the Securities Act.

Item 6.  Selected Financial Data.

         The information required by this Item 6 is incorporated by reference from page 26 of Alleghany's Annual Report to Stockholders for the year 1999, filed as Exhibit 13 hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required by this Item 7 is incorporated by reference from pages 3, 5, 7 through 9, 11 through 13, 15 through 17, 19 through 20, 23 and 28 through 30, of Alleghany's Annual Report to Stockholders for the year 1999, filed as Exhibit 13 hereto.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         The information required by this Item 7A is incorporated by reference from pages 30 through 31 of Alleghany's Annual Report to Stockholders for the year 1999, filed as Exhibit 13 hereto.

Item 8.  Financial Statements and Supplementary Data.

         The information required by this Item 8 is incorporated by reference from pages 32 through 48 of Alleghany's Annual Report to Stockholders for the year 1999, filed as Exhibit 13 hereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of Registrant.

         As permitted by General Instruction G(3), information concerning the executive officers of Alleghany is set forth as a supplemental item included in
Part I of this Form 10-K Report under the caption "Executive Officers of Registrant." Information concerning the directors of Alleghany is incorporated by reference from pages 5 through 8 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 28, 2000. Information concerning compliance with the reporting requirements under Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference from page 10 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 28, 2000.

Item 11. Executive Compensation.

         The information required by this Item 11 is incorporated by reference from pages 12 through 17 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 28, 2000. The information set forth beginning with the middle of page 17 through page 23 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 28, 2000, is not "filed" as a part hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this Item 12 is incorporated by reference from pages 2 through 4, and from pages 9 through 10, of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 28, 2000.

Item 13. Certain Relationships and Related Transactions.

         The information required by this Item 13 is incorporated by reference from page 12 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 28, 2000.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)      1.  Financial Statements.

         The consolidated financial statements of Alleghany and subsidiaries, together with the report thereon of KPMG LLP, independent certified public accountants, are incorporated by reference from the Annual Report to Stockholders for the year 1999 into Item 8 of this Report.

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

*10.02 Alleghany Corporation Deferred Compensation Plan, as amended and restated as of December 15, 1992, filed as Exhibit 10.03 to Alleghany's Annual Report on Form
                           10-K for the year ended December 31, 1992, is incorporated herein by reference.

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

*10.05(d)                  Amendments to Alleghany Retirement Plan, effective as
                           of January 1, 1998, filed as Exhibit 10.05(d) to
                           Alleghany's Annual Report on Form 10-K for the year
                           ended December 31, 1997, are incorporated herein by
                           reference.

--------
*  Compensatory plan or arrangement.

*10.06 Alleghany Retirement COLA Plan dated and effective as of January 1, 1992, as adopted on March 17, 1992, filed as Exhibit 10.7 to Alleghany's Annual Report on
                           Form 10-K for the year ended December 31, 1991, are incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

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

*10.10 Alleghany Non-Employee Directors' Retirement Plan effective July 1, 1990, filed as Exhibit 10.1 to
                           Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, is incorporated herein by reference (Securities and Exchange Commission File
                           No. 1-9371).

10.11(a)                   Revolving Credit Loan Agreement dated as of June 14,
                           1995 among Alleghany and Chemical Bank, filed as
                           Exhibit 10.1 to Alleghany's Quarterly Report on Form
                           10-Q for the quarter ended June 30, 1995, is incorporated herein by reference.

--------
*   Compensatory plan or arrangement.

10.11(b)                   First Amendment dated as of April 8, 1998, to the
                           Revolving Credit Loan Agreement dated as of June 14,
                           1995, among Alleghany and Chase Manhattan Bank
                           (formerly known as Chemical Bank), filed as Exhibit
                           10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.

10.12(a) Distribution Agreement dated as of June 16, 1998 by and between Alleghany Corporation and Chicago Title
                           Corporation (the "Spin-Off Distribution Agreement"), filed as Exhibit 2.1(a) to Chicago Title
                           Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference (Securities and Exchange Commission File
                           No. 001-13995).

10.12(b)                   List of Contents of Exhibits to the Spin-Off
                           Distribution Agreement, filed as Exhibit 2.1(b) to
                           Chicago Title Corporation's Quarterly Report on Form
                           10-Q for the quarter ended June 30, 1998, is incorporated herein by reference (Securities and Exchange Commission File No. 001-13995).

10.12(c) Tax Sharing Agreement dated as of June 17, 1998 by and among Alleghany Corporation and Chicago Title
                           Corporation, filed as Exhibit 10.2 to Chicago Title
                           Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference (Securities and Exchange Commission File
                           No. 001-13995).

10.13 Distribution Agreement dated as of May 1, 1987 between Alleghany and MSL Industries, Inc., filed as
                           Exhibit 10.21 to Alleghany's Annual Report on Form
                           10-K for the year ended December 31, 1987, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.14                      Amendment to Distribution Agreement dated June 29,
                           1987, effective as of May 1, 1987, between Alleghany and MSL Industries, Inc., filed as Exhibit 10.22 to
                           Alleghany's Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by reference (Securities and Exchange Commission File
                           No. 1-9371).

10.15(a) Stock Purchase Agreement dated as of May 18, 1994 by and between First Interstate Bank of California and Alleghany (the "Sacramento Savings Stock Purchase
                           Agreement"), filed as Exhibit 10.1(a) to Alleghany's
                           Quarterly Report on Form 10-Q for the quarter ended
                           June 30, 1994, is incorporated herein by reference.

10.15(b) List of Contents of Exhibits and Schedules to the Sacramento Savings Stock Purchase Agreement, filed as
                           Exhibit 10.1(b) to Alleghany's Quarterly Report on
                           Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.

10.16(a) Note Purchase Agreement dated as of January 15, 1995 by and among Alleghany Properties, Inc., Alleghany and Hartford Life Insurance Company Separate Account
                           CRC (the "Alleghany Properties Note Purchase
                           Agreement"), filed as Exhibit 10.28(a) to Alleghany's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1994, is incorporated herein by reference. Agreements dated as of January 15, 1995 among Alleghany Properties, Inc., Alleghany and each of Transamerica Life Insurance & Annuity Company,
                           Transamerica Occidental Life Insurance Company,
                           United of Omaha Life Insurance Company, Mutual of
                           Omaha Insurance Company, The Lincoln National Life
                           Insurance Company, Knights of Columbus and Woodmen
                           Accident and Life Company are omitted pursuant to Instruction 2 of Item 601 of Regulation S-K.


 10.16(b) List of Contents of Annexes and Exhibits to the Alleghany Properties Note Purchase Agreement, filed as Exhibit 10.28(b) to Alleghany's Annual Report on
                           Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.


10.16(c)                   Amendment to Alleghany Properties Note Purchase
                           Agreement dated as of June 23, 1995 among Alleghany,
                           Alleghany Properties, Inc. and the Purchasers listed on Annex 1 to the Alleghany Properties Note Purchase
                           Agreement, filed as Exhibit 10.1 to Alleghany's
                           Quarterly Report on Form 10-Q for the quarter ended
                           September 30, 1995, is incorporated herein by reference.

10.16(d)                   Amendment No. 2 to Alleghany Properties Note Purchase
                           Agreement dated as of November 6, 1995 among Alleghany, Alleghany Properties, Inc. and the
                           Purchasers listed on Annex 1 to the Alleghany
                           Properties Note Purchase Agreement, filed as Exhibit
                           10.28(d) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10.16(e)                   Third Amendment to Alleghany Properties Note Purchase
                           Agreement dated as of December 11, 1998 by and among Alleghany, Alleghany Properties, Inc., Hartford Life
                           Insurance Company, Transamerica Life Insurance &
                           Annuity Company, Transamerica Occidental Life
                           Insurance Company, United of Omaha Life Insurance
                           Company, Mutual of Omaha Insurance Company, The
                           Lincoln National Life Insurance company, Knights of
                           Columbus and Woodmen Accident and Life Company, filed as Exhibit 10.17(e) to Alleghany's Annual Report on
                           Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.17(a) Note Purchase Agreement dated as of December 11, 1998 by and among Alleghany Properties, Inc., Alleghany and United of Omaha Life Insurance Company (the
                           "Alleghany Properties 1998 Note Purchase Agreement"), filed as Exhibit 10.18(a) to Alleghany's Annual
                           Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference. Agreements dated as of December 11, 1998 among Alleghany
                           Properties, Inc., Alleghany and each of Companion
                           Life Insurance Company, Hartford Life Insurance
                           Company, The Lincoln National Life Insurance Company, and First Penn-Pacific Life Insurance Company are omitted pursuant to Instruction 2 of Item 601 of Regulation S-K.

10.17(b) List of Contents of Annexes and Exhibits to the Alleghany Properties 1998 Note Purchase Agreement, filed as Exhibit 10.18(b) to Alleghany's Annual
                           Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.18(a) Installment Sales Agreement dated December 8, 1986 by and among Alleghany, Merrill Lynch, Pierce, Fenner &
                           Smith Incorporated and Merrill Lynch & Co., Inc., filed as Exhibit 10.10 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1986, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

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


10.19(a) Stock Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville International, B.V. (the "Celite Stock
                           Purchase Agreement"), filed as Exhibit 10.2(a) to
                           Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File
                           No. 1-9371).

10.19(b) List of Contents of Exhibits and Schedules to the Celite Stock Purchase Agreement, filed as Exhibit
                           10.2(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange
                           Commission File No. 1-9371).

10.20(a)                   Joint Venture Stock Purchase Agreement dated as of
                           July 1, 1991 among Celite Holdings Corporation,
                           Celite Corporation and Manville Corporation (the
                           "Celite Joint Venture Stock Purchase Agreement"), filed as Exhibit 10.3(a) to Alleghany's Quarterly
                           Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.21(b) List of Contents of Exhibits and Schedules to the Celite Joint Venture Stock Purchase Agreement, filed as Exhibit 10.3(b) to Alleghany's Quarterly Report on
                           Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.21(a) Asset Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville Sales Corporation (the "Celite Asset
                           Purchase Agreement"), filed as Exhibit 10.4(a) to
                           Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File
                           No. 1-9371).

10.21(b) List of Contents of Exhibits and Schedules to the Celite Asset Purchase Agreement, filed as Exhibit
                           10.4(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange
                           Commission File No. 1-9371).

10.21(c)                   Amendment No. 1 dated as of July 31, 1991 to the
                           Celite Asset Purchase Agreement, filed as Exhibit
                           10.32(c) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference (Securities and Exchange
                           Commission File No. 1-9371).

10.22(a)                   Acquisition Related Agreement dated as of July 1,
                           1991, by and between Celite Holdings Corporation,
                           Celite Corporation and Manville Corporation (the
                           "Celite Acquisition Related Agreement"), filed as
                           Exhibit 10.5(a) to Alleghany's Quarterly Report on
                           Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.22(b)                   List of Contents of Exhibits to the Celite
                           Acquisition Related Agreement, filed as Exhibit
                           10.5(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange
                           Commission File No. 1-9371).

10.22(c)                   Amendment dated as of July 31, 1991 to Celite
                           Acquisition Related Agreement, filed as Exhibit
                           10.33(c) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference (Securities and Exchange
                           Commission File No. 1-9371).

10.23(a)                   Credit Agreement dated as of March 17, 1999 among
                           Mineral Holdings Inc., World Minerals Inc., the Banks named therein and The Chase Manhattan Bank, as Administrative Agent and Collateral Agent (the "World
                           Minerals Credit Agreement"), filed as Exhibit 10.1 to
                           Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.23(b) List of Contents of Exhibits, Annexes and Schedules to the World Minerals Credit Agreement, filed as
                           Exhibit 10.2 to Alleghany's Quarterly Report on Form
                           10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.23(c) Subordination Agreement dated as of March 17, 1999, among Alleghany Corporation and The Chase Manhattan
                           Bank, filed as Exhibit 10.3 to Alleghany's Quarterly
                           Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.24(a)                   Stock Purchase Agreement dated as of July 28, 1993
                           (the "Underwriters Stock Purchase Agreement") among
                           Alleghany, The Continental Corporation, Goldman,
                           Sachs & Co. and certain funds which Goldman, Sachs &
                           Co. either control or of which they are general partner, Underwriters Re Holdings Corp. and
                           Underwriters Re Corporation, filed as Exhibit 10.3(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

10.24(b) List of Contents of Exhibits and Schedules to the Underwriters Stock Purchase Agreement, filed as
                           Exhibit 10.3(b) to Alleghany's Quarterly Report on
                           Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

10.25                      Indenture dated as of June 25, 1996 between URC
                           Holdings Corp. (now known as Underwriters Re Group,
                           Inc.) and The First National Bank of Chicago, as trustee, relating to the 7-7/8% Senior Notes due
                           2006, filed as Exhibit 10.30(j) to Alleghany's Annual
                           Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.26(a) Credit Agreement dated as of November 1, 1999 by and among Underwriters Re Group, Inc., Underwriters
                           Reinsurance Company and Venton Underwriting Limited as Borrowers; Venton Underwriting Limited, Talbot
                           Underwriting Limited, Underwriters Re Capital Ltd.,
                           Underwriters Reinsurance Company and certain of the wholly-owned subsidiaries of Underwriters Reinsurance
                           Company as Account Parties; Underwriters Re Group,
                           Inc. and Underwriters Reinsurance Company as
                           Guarantors; the Banks parties thereto from time to time; Mellon Bank, N.A. as Issuing Bank, as
                           Administrative Agent and as Co-Arranger; Dresdner
                           Bank AG, New York Branch and Grand Cayman Branch, as
                           Documentation Agent; Dresdner Kleinwort Benson North
                           America LLC as Co-Arranger; and First Union National
                           Bank as Syndication Agent (the "Underwriters Credit
                           Agreement").

10.26(b)                   List of Contents of Exhibits to the Underwriters
                           Credit Agreement. Alleghany agrees to furnish supplementally a copy of any omitted exhibit to the Securities and Exchange Commission upon request.

10.27(a)                   Agreement and Plan of Amalgamation dated as of July
                           30, 1998 by and among Underwriters Reinsurance
                           Company, Underwriters Acquisition Company Ltd. and
                           Venton Holdings Ltd. (the "Amalgamation Agreement"), filed as Exhibit 10.28(a) to Alleghany's Annual
                           Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.27(b)                   List of Contents of Exhibits to the Amalgamation
                           Agreement, filed as Exhibit 10.28(b) to Alleghany's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1998, is incorporated herein by reference.

10.27(c)                   Amendment No. 1 dated as of September 24, 1998 to the
                           Amalgamation Agreement (the "Amalgamation Amendment
                           No. 1"), filed as Exhibit 10.28(c) to Alleghany's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1998, is incorporated herein by reference.

10.27(d)                   List of Contents of Exhibits to the Amalgamation
                           Amendment No. 1, filed as Exhibit 10.28(d) to
                           Alleghany's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.28                      Stock Purchase Agreement dated as of December 30,
                           1999 by and between Alleghany and Swiss Re America
                           Holding Corporation, filed as Exhibit 99.1 to
                           Alleghany's Current Report on Form 8-K dated December
                           30, 1999, is incorporated herein by reference.

13                         Pages 3, 5, 7 through 9, 11 through 13, 15 through
                           17, 19 through 20, 23, 26 and 28 through 48 of the
                           Annual Report to Stockholders of Alleghany for the year 1999.

21                         List of subsidiaries of Alleghany.

23 Consent of KPMG LLP, independent certified public accountants, to the incorporation by reference of their reports relating to the financial statements and related schedules of Alleghany and subsidiaries in Alleghany's Registration Statements on Form S-8
                           (Registration No. 333-37237), Form S-8 (Registration
                           No. 333-57133), Form S-8 (Registration No.
                           333-76159), Form S-3 (Registration No. 33-55707),
                           Form S-3 (Registration No. 33-62477), Form S-3
                           (Registration No. 333-09881), and Form S-3
                           (Registration No. 333-13971).

27                         Financial Data Schedule.

                  (b)      Reports on Form 8-K.

         Alleghany did not file any reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ALLEGHANY CORPORATION
                                                   ---------------------
                                                   (Registrant)


Date:    March 21, 2000                By     /s/ John J. Burns, Jr.
         --------------                ---------------------------------------
                                       John J. Burns, Jr.
                                       President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    March 21, 2000                By     /s/ Rex D. Adams
         --------------                ----------------------------------------
                                       Rex D. Adams
                                       Director

Date:    March 21, 2000                By     /s/ John J. Burns, Jr.
         --------------                ----------------------------------------
                                       John J. Burns, Jr.
                                       President and Director
                                       (principal executive
                                       officer)

Date:    March 21, 2000                By     /s/ Dan R. Carmichael
         --------------                ----------------------------------------
                                       Dan R. Carmichael
                                       Director

Date:    March 21, 2000                By     /s/ David B. Cuming
         --------------                ----------------------------------------
                                       David B. Cuming
                                       Senior Vice President
                                       (principal financial
                                       officer)

Date:    March 21, 2000                By     /s/ Thomas S. Johnson
         --------------                ----------------------------------------
                                       Thomas S. Johnson
                                       Director

Date:    March 21, 2000                By     /s/ Allan P. Kirby, Jr.
         --------------                ----------------------------------------
                                       Allan P. Kirby, Jr.
                                       Director

Date:    March 21, 2000                By     /s/ F.M. Kirby
         --------------                ----------------------------------------
                                       F.M. Kirby
                                       Chairman of the Board
                                       and Director

Date:    March 21, 2000                By     /s/ William K. Lavin
         --------------                ----------------------------------------
                                       William K. Lavin
                                       Director

Date:    March 21, 2000                By     /s/ Roger Noall
         --------------                ----------------------------------------
                                       Roger Noall
                                       Director

Date:    March 21, 2000                By     /s/ Peter R. Sismondo
         --------------                ---------------------------------------
                                       Peter R. Sismondo
                                       Vice President, Controller,
                                       Treasurer and Assistant
                                       Secretary (principal
                                       accounting officer)

Date:    March 21, 2000                By     /s/ James F. Will
         --------------                ----------------------------------------
                                       James F. Will
                                       Director

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

                                   SCHEDULE I

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      SUMMARY OF INVESTMENTS -- OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1999
                                 (in thousands)


                                                                                                                          Amount at
                                                                                                                        which shown
                                                                                                                             in the
                                                                                                     Fair                   Balance
Type of Investment                                                             Cost                 Value                     Sheet
------------------------------------------------------------------------------------------------------------------------------------
Fixed maturities:
    Bonds:
        United States Government and government
          agencies and authorities                                         $287,803              $282,589                  $282,589
        States, municipalities and political subdivisions                   419,446               413,128                   413,128
        Foreign governments                                                  25,840                24,729                    24,729
        Public utilities                                                     45,742                45,306                    45,306
        All other corporate bonds                                           388,454               377,168                   377,168
    Redeemable preferred stock                                               25,727                25,875                    25,875
                                                               ---------------------    ------------------    ----------------------
            Fixed maturities                                              1,193,012            $1,168,795                 1,168,795
                                                               ---------------------    ==================    ----------------------



Equity securities:
    Common stocks:
        Banks, trust, and insurance companies                                16,000               $16,000                    16,000
        Industrial, miscellaneous, and all other                            224,623               454,104                   454,104
                                                               ---------------------    ------------------    ----------------------
            Equity securities                                               240,623              $470,104                   470,104
                                                               ---------------------    ==================    ----------------------


Other long-term investments                                                  11,110                                          11,050
Short-term investments                                                      277,798                                         277,798
                                                               ---------------------                          ----------------------

            Total investments                                            $1,722,543                                      $1,927,747
                                                               =====================                          ======================

                                   SCHEDULE II

                              ALLEGHANY CORPORATION
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                 (in thousands)


                                                                                         1999                      1998
                                                                         -----------------------------------------------


Assets

    Equity securities (cost:  1999 $131,398; 1998 $207,573)                          $258,871                  $534,296
    Short-term investments                                                            120,514                       284
    Cash                                                                                 (110)                      999
    Accounts and other receivables, less allowances                                     5,782                    27,992
    Property and equipment - at cost, less accumulated depreciation                       141                     4,866
    Other assets                                                                        8,571                    47,347
    Investment in consolidated subsidiaries                                           892,533                   898,450
                                                                         ===============================================


                                                                                   $1,286,302                $1,514,234
                                                                         -----------------------------------------------


Liabilities and common stockholders' equity

    Other liabilities                                                                 $56,767                   $66,438
    Net deferred tax liability                                                         90,440                   140,686
    Long-term debt                                                                     31,198                    59,682
                                                                         -----------------------------------------------
        Total liabilities                                                             178,405                   266,806

Commitments and contingent liabilities

Common stockholders' equity                                                         1,107,897                 1,247,428
                                                                         -----------------------------------------------

                                                                                   $1,286,302                $1,514,234
                                                                         ===============================================




See accompanying Notes to Condensed Financial Statements.

                                   SCHEDULE II

                              ALLEGHANY CORPORATION
                        CONDENSED STATEMENTS OF EARNINGS
                       THREE YEARS ENDED DECEMBER 31, 1999
                                 (in thousands)


                                                                            1999                 1998                 1997
                                                               ------------------------------------------------------------


Revenues:
  Interest, dividend and other income                                     $9,530              $73,477              $61,362
  Net gain (loss) on investment transactions                              85,174                  318              (11,280)
                                                               ------------------------------------------------------------
    Total revenues                                                        94,704               73,795               50,082
                                                               ------------------------------------------------------------

Costs and Expenses:
  Interest expense                                                         4,397                6,597                4,466
  General and administrative                                              17,632               91,934               73,908
                                                               ------------------------------------------------------------
    Total costs and expenses                                              22,029               98,531               78,374
                                                               ------------------------------------------------------------

    Operating gain (loss)                                                 72,675              (24,736)             (28,292)

Equity in earnings of consolidated subsidiaries                           89,229              115,752               93,522
                                                               ------------------------------------------------------------

   Earnings from continuing operations, before income taxes              161,904               91,016               65,230

Income taxes                                                              61,799               27,635               13,830
                                                               ------------------------------------------------------------

    Earnings from continuing operations                                  100,105               63,381               51,400

    Earnings from discontinued operations, net of tax                          0               32,725               54,267
                                                               ------------------------------------------------------------

    Net earnings                                                        $100,105              $96,106             $105,667
                                                               ============================================================


See accompanying Notes to Condensed Financial Statements.

                                   SCHEDULE II

                              ALLEGHANY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                       THREE YEARS ENDED DECEMBER 31, 1999
                                 (in thousands)


                                                                                          1999              1998               1997
                                                                              ------------------------------------------------------
Cash flows from operating activities
  Earnings from continuing operations                                                 $100,105           $63,381            $51,400
  Adjustments to reconcile earnings from continuing operations to cash provided by (used in) continuing operations:
      Depreciation and amortization                                                         23               894                501
      Net (gain) loss on investment transactions                                       (85,174)             (318)            11,280
      Decrease (increase) in accounts and other receivables, less allowances             9,629            (7,432)            (2,402)
      Decrease (increase) in other assets                                                1,387           (15,327)            (2,874)
      Increase (decrease) in other liabilities                                          15,412            (8,562)            (7,375)
      Other operating, net                                                                  (5)              471              1,226
      Equity in undistributed net earnings of consolidated subsidiaries                (60,616)          (79,071)           (64,007)
                                                                              ------------------------------------------------------
      Net adjustments                                                                 (119,344)         (109,345)           (63,651)
                                                                              ------------------------------------------------------
      Cash used in operating activities                                                (19,239)          (45,964)           (12,251)
                                                                              ------------------------------------------------------
Cash flows from investing activities
  Purchase of investments                                                               (6,777)             (195)          (100,221)
  Sales of investments                                                                 168,132             7,015             53,390
  Capital contributions to consolidated subsidiaries                                   (11,050)             (263)            (1,171)
  Cash dividends from consolidated subsidiaries                                         20,202            61,826             14,362
  Purchase of property and equipment                                                        10            (2,613)              (976)
  Disposition of property and equipment                                                      0                 0                  0
  Net change in short-term investments                                                (120,507)            3,942             21,933
                                                                              ------------------------------------------------------
    Net cash provided by (used in) investing activities                                 50,010            69,712            (12,683)
                                                                              ------------------------------------------------------
Cash flows from financing activities
  Principal payments on long-term debt                                                 (56,300)         (100,800)           (69,425)
  Proceeds of long-term debt                                                            38,100           125,359             85,425
  Cash provided by discontinued operations                                                   0             3,903             18,805
  Net cash transferred to subsidiary                                                      (358)                0                  0
  Other, net                                                                           (13,322)          (51,211)           (11,726)
                                                                              ------------------------------------------------------
    Net cash (used in) provided by financing activities                                (31,880)          (22,749)            23,079
                                                                              ------------------------------------------------------
    Net (decrease) increase in cash                                                     (1,109)              999             (1,855)
Cash at beginning of year                                                                  999                 0              1,855
                                                                              ------------------------------------------------------
Cash at end of year                                                                      ($110)             $999                 $0
                                                                              ======================================================

Supplemental disclosures of cash flow information
  Cash paid during the year for interest                                                $5,374            $5,147             $4,869
  Cash paid during the year for income taxes                                           $16,455           $56,112            $34,100

Supplemental disclosure of noncash investing and financing activities
  Book value of spin-off of Chicago Title and Trust Company                                 $0          $413,767                 $0


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


2. Long-Term Debt. Reference is made to Note 6 of the Notes to Consolidated Financial Statements incorporated herein by reference for information regarding the significant provisions of the revolving credit loan agreement of Alleghany. Included in long-term debt in the accompanying condensed balance sheets is $19,123 and $12,075 in 1999 and 1998 of intercompany notes payable to Alleghany Funding and World Minerals, respectively.


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

                                   SCHEDULE III

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                                 (in thousands)


                                                                                   AT DECEMBER 31
                                              --------------------------------------------------------------------------------------

                                                                                FUTURE
                                                                                POLICY                                       OTHER
                                                                              BENEFITS,                                      POLICY
                                                     DEFERRED                  LOSSES,                                       CLAIMS
                                                      POLICY                    CLAIMS                                        AND
                                                   ACQUISITION                 AND LOSS                UNEARNED             BENEFITS
  YEAR                  SEGMENT                        COST                    EXPENSES                PREMIUMS             PAYABLE
----------        ---------------------       --------------------------------------------------------------------------------------

  1999                  Property
                      and casualty
                      reinsurance                    $97,593                  $1,973,924               $419,608                $0
                                              ======================================================================================


  1998                  Property
                      and casualty
                      reinsurance                    $93,397                  $1,554,818               $389,603                $0
                                              ======================================================================================


  1997                  Property
                      and casualty
                      reinsurance                    $29,644                  $1,159,070               $136,288                $0
                                              ======================================================================================

                                                                           FOR THE YEAR ENDED DECEMBER 31
                                   -------------------------------------------------------------------------------------------------


                                                                          BENEFITS,
                                                                           CLAIMS,          AMORTIZATION
                                                                            LOSSES           OF DEFERRED
                                                             NET             AND               POLICY           OTHER
                                         PREMIUM         INVESTMENT      SETTLEMENT         ACQUISITION       OPERATING     PREMIUMS
  YEAR            SEGMENT                REVENUE           INCOME          EXPENSES             COSTS          EXPENSES      WRITTEN
-------     ------------------     -------------------------------------------------------------------------------------------------

  1999            Property
                and casualty
                reinsurance              $719,846          $95,194         $548,459           $172,527         $86,663      $725,436
                                   =================================================================================================


  1998            Property
                and casualty
                reinsurance              $420,809          $80,404         $288,259           $113,170         $54,805      $438,162
                                   =================================================================================================


  1997            Property
                and casualty
                reinsurance              $376,672          $75,531         $261,828            $94,444         $51,769      $414,191
                                   =================================================================================================

                                   SCHEDULE IV

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                                   REINSURANCE
                       THREE YEARS ENDED DECEMBER 31, 1999
                                 (in thousands)




                                                                                                                      PERCENTAGE
                                                            CEDED TO          ASSUMED                                  OF AMOUNT
                                             GROSS           OTHER           FROM OTHER           NET                   ASSUMED
YEAR                SEGMENT                  AMOUNT        COMPANIES         COMPANIES           AMOUNT                 TO NET
---------         --------------       -----------------------------------------------------------------------        ----------
   1999             Property
                  and casualty
                  reinsurance
                    premiums                $312,839         $182,683           $589,690          $719,846               82%
                                       =======================================================================        ==========


   1998             Property
                  and casualty
                  reinsurance
                    premiums                $144,812         $110,377           $386,374          $420,809               92%
                                       =======================================================================        ==========


   1997             Property
                  and casualty
                  reinsurance
                    premiums                $112,158          $88,416           $352,930          $376,672               94%
                                       =======================================================================        ==========

                                   SCHEDULE VI

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
   SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                 (in thousands)




                                                       DISCOUNT,
                                                        IF ANY,
                                        RESERVES        DEDUCTED
                                           FOR        IN RESERVES
                                         UNPAID        FOR UNPAID
                          DEFERRED       CLAIMS          CLAIMS
   AFFILIATION             POLICY       AND CLAIM      AND CLAIM                                                         NET
       WITH             ACQUISITION    ADJUSTMENT      ADJUSTMENT       UNEARNED                 EARNED               INVESTMENT
    REGISTRANT              COST        EXPENSES        EXPENSES        PREMIUMS                PREMIUMS                INCOME
-----------------    ---------------------------------------------------------------------------------------------------------------
       1999
   Consolidated
property-casualty
     entities             $97,593      $1,973,924          $0           $419,608                $719,846               $95,194
                     ===============================================================================================================

       1998
   Consolidated
property-casualty
     entities             $93,397      $1,554,818          $0           $389,603                $420,809               $80,404
                     ===============================================================================================================


       1997
   Consolidated
property-casualty
     entities             $29,644      $1,159,070          $0           $136,288                $376,672               $75,531
                     ===============================================================================================================




                                       CLAIMS AND CLAIM
                                     ADJUSTMENT EXPENSES
                                     INCURRED RELATED TO                    AMORTIZATION
                           -----------------------------------------        OF DEFERRED         PAID CLAIMS
   AFFILIATION                    (1)                    (2)                   POLICY            AND CLAIM
       WITH                     CURRENT                 PRIOR               ACQUISITION          ADJUSTMENT             PREMIUMS
    REGISTRANT                   YEAR                   YEAR                   COSTS              EXPENSES               WRITTEN
-----------------    ---------------------------------------------------------------------------------------------------------------
       1999
   Consolidated
property-casualty
     entities                  $516,704                $31,755                $172,527            $395,035              $725,436
                     ===============================================================================================================

       1998
   Consolidated
property-casualty
     entities                  $290,513               ($2,254)                $113,170            $192,031              $438,162
                     ===============================================================================================================


       1997
   Consolidated
property-casualty
     entities                  $267,530               ($5,702)                $94,444             $210,015              $414,191
                     ===============================================================================================================

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Alleghany Corporation:

Under date of February 28, 2000, we reported on the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of earnings, changes in common stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999 as contained in the 1999 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statements schedules as listed in the accompanying index. These financial statements schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements schedules based on our audits.

In our opinion, such financial statements schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                                 /s/ KPMG LLP

                                                                 KPMG LLP


New York, New York
February 28, 2000

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

*10.02 Alleghany Corporation Deferred Compensation Plan, as amended and restated as of December 15, 1992, filed as Exhibit 10.03 to Alleghany's Annual Report on Form
                           10-K for the year ended December 31, 1992, is incorporated herein by reference.

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

*10.05(d)                  Amendments to Alleghany Retirement Plan, effective as
                           of January 1, 1998, filed as Exhibit 10.05(d) to
                           Alleghany's Annual Report on Form 10-K for the year
                           ended December 31, 1997, are incorporated herein by
                           reference.

*10.06 Alleghany Retirement COLA Plan dated and effective as of January 1, 1992, as adopted on March 17, 1992, filed as Exhibit 10.7 to Alleghany's Annual Report on
                           Form 10-K for the year ended December 31, 1991, are incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

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

--------
*   Compensatory plan or arrangement.

*10.09 Alleghany Directors' Equity Compensation Plan, effective as of January 16, 1995, filed as Exhibit
                           10.11 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

*10.10 Alleghany Non-Employee Directors' Retirement Plan effective July 1, 1990, filed as Exhibit 10.1 to
                           Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, is incorporated herein by reference (Securities and Exchange Commission File
                           No. 1-9371).

10.11(a)                   Revolving Credit Loan Agreement dated as of June 14,
                           1995 among Alleghany and Chemical Bank, filed as
                           Exhibit 10.1 to Alleghany's Quarterly Report on Form
                           10-Q for the quarter ended June 30, 1995, is incorporated herein by reference.

10.11(b)                   First Amendment dated as of April 8, 1998, to the
                           Revolving Credit Loan Agreement dated as of June 14,
                           1995, among Alleghany and Chase Manhattan Bank
                           (formerly known as Chemical Bank), filed as Exhibit
                           10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.

10.12(a) Distribution Agreement dated as of June 16, 1998 by and between Alleghany Corporation and Chicago Title
                           Corporation (the "Spin-Off Distribution Agreement"), filed as Exhibit 2.1(a) to Chicago Title
                           Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference (Securities and Exchange Commission File
                           No. 001-13995).

10.12(b)                   List of Contents of Exhibits to the Spin-Off
                           Distribution Agreement, filed as Exhibit 2.1(b) to
                           Chicago Title Corporation's Quarterly Report on Form
                           10-Q for the quarter ended June 30, 1998, is incorporated herein by reference (Securities and Exchange Commission File No. 001-13995).

--------
*        Compensatory plan or arrangement.

10.12(c) Tax Sharing Agreement dated as of June 17, 1998 by and among Alleghany Corporation and Chicago Title
                           Corporation, filed as Exhibit 10.2 to Chicago Title
                           Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference (Securities and Exchange Commission File
                           No. 001-13995).

10.13 Distribution Agreement dated as of May 1, 1987 between Alleghany and MSL Industries, Inc., filed as
                           Exhibit 10.21 to Alleghany's Annual Report on Form
                           10-K for the year ended December 31, 1987, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.14                      Amendment to Distribution Agreement dated June 29,
                           1987, effective as of May 1, 1987, between Alleghany and MSL Industries, Inc., filed as Exhibit 10.22 to
                           Alleghany's Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by reference (Securities and Exchange Commission File
                           No. 1-9371).

10.15(a) Stock Purchase Agreement dated as of May 18, 1994 by and between First Interstate Bank of California and Alleghany (the "Sacramento Savings Stock Purchase
                           Agreement"), filed as Exhibit 10.1(a) to Alleghany's
                           Quarterly Report on Form 10-Q for the quarter ended
                           June 30, 1994, is incorporated herein by reference.

10.15(b) List of Contents of Exhibits and Schedules to the Sacramento Savings Stock Purchase Agreement, filed as
                           Exhibit 10.1(b) to Alleghany's Quarterly Report on
                           Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.

10.16(a) Note Purchase Agreement dated as of January 15, 1995 by and among Alleghany Properties, Inc., Alleghany and Hartford Life Insurance Company Separate Account
                           CRC (the "Alleghany Properties Note Purchase
                           Agreement"), filed as Exhibit 10.28(a) to Alleghany's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1994, is incorporated herein by reference. Agreements dated as of January 15, 1995 among Alleghany Properties, Inc., Alleghany and each of Transamerica Life Insurance & Annuity Company,
                           Transamerica Occidental Life Insurance Company,
                           United of Omaha Life Insurance Company, Mutual of
                           Omaha Insurance Company, The Lincoln National Life
                           Insurance Company, Knights of Columbus and Woodmen
                           Accident and Life Company are omitted pursuant to Instruction 2 of Item 601 of Regulation S-K.

10.16(b) List of Contents of Annexes and Exhibits to the Alleghany Properties Note Purchase Agreement, filed as Exhibit 10.28(b) to Alleghany's Annual Report on
                           Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

10.16(c)                   Amendment to Alleghany Properties Note Purchase
                           Agreement dated as of June 23, 1995 among Alleghany,
                           Alleghany Properties, Inc. and the Purchasers listed on Annex 1 to the Alleghany Properties Note Purchase
                           Agreement, filed as Exhibit 10.1 to Alleghany's
                           Quarterly Report on Form 10-Q for the quarter ended
                           September 30, 1995, is incorporated herein by reference.

10.16(d)                   Amendment No. 2 to Alleghany Properties Note Purchase
                           Agreement dated as of November 6, 1995 among Alleghany, Alleghany Properties, Inc. and the
                           Purchasers listed on Annex 1 to the Alleghany
                           Properties Note Purchase Agreement, filed as Exhibit
                           10.28(d) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10.16(e)                   Third Amendment to Alleghany Properties Note Purchase
                           Agreement dated as of December 11, 1998 by and among Alleghany, Alleghany Properties, Inc., Hartford Life
                           Insurance Company, Transamerica Life Insurance &
                           Annuity Company, Transamerica Occidental Life
                           Insurance Company, United of Omaha Life Insurance
                           Company, Mutual of Omaha Insurance Company, The
                           Lincoln National Life Insurance company, Knights of
                           Columbus and Woodmen Accident and Life Company, filed as Exhibit 10.17(e) to Alleghany's Annual Report on
                           Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.17(a) Note Purchase Agreement dated as of December 11, 1998 by and among Alleghany Properties, Inc., Alleghany and United of Omaha Life Insurance Company (the
                           "Alleghany Properties 1998 Note Purchase Agreement"), filed as Exhibit 10.18(a) to Alleghany's Annual
                           Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference. Agreements dated as of December 11, 1998 among Alleghany
                           Properties, Inc., Alleghany and each of Companion
                           Life Insurance Company, Hartford Life Insurance
                           Company, The Lincoln National Life Insurance Company, and First Penn-Pacific Life Insurance Company are omitted pursuant to Instruction 2 of Item 601 of Regulation S-K.

10.17(b) List of Contents of Annexes and Exhibits to the Alleghany Properties 1998 Note Purchase Agreement, filed as Exhibit 10.18(b) to Alleghany's Annual
                           Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.18(a) Installment Sales Agreement dated December 8, 1986 by and among Alleghany, Merrill Lynch, Pierce, Fenner &
                           Smith Incorporated and Merrill Lynch & Co., Inc., filed as Exhibit 10.10 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1986, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

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

10.19(a) Stock Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville International, B.V. (the "Celite Stock
                           Purchase Agreement"), filed as Exhibit 10.2(a) to
                           Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File
                           No. 1-9371).

10.19(b) List of Contents of Exhibits and Schedules to the Celite Stock Purchase Agreement, filed as Exhibit
                           10.2(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange
                           Commission File No. 1-9371).

10.20(a)                   Joint Venture Stock Purchase Agreement dated as of
                           July 1, 1991 among Celite Holdings Corporation,
                           Celite Corporation and Manville Corporation (the
                           "Celite Joint Venture Stock Purchase Agreement"), filed as Exhibit 10.3(a) to Alleghany's Quarterly
                           Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.21(b) List of Contents of Exhibits and Schedules to the Celite Joint Venture Stock Purchase Agreement, filed as Exhibit 10.3(b) to Alleghany's Quarterly Report on
                           Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.21(a) Asset Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville Sales Corporation (the "Celite Asset
                           Purchase Agreement"), filed as Exhibit 10.4(a) to
                           Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File
                           No. 1-9371).

10.21(b) List of Contents of Exhibits and Schedules to the Celite Asset Purchase Agreement, filed as Exhibit
                           10.4(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange
                           Commission File No. 1-9371).

10.21(c)                   Amendment No. 1 dated as of July 31, 1991 to the
                           Celite Asset Purchase Agreement, filed as Exhibit
                           10.32(c) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference (Securities and Exchange
                           Commission File No. 1-9371).

10.22(a)                   Acquisition Related Agreement dated as of July 1,
                           1991, by and between Celite Holdings Corporation,
                           Celite Corporation and Manville Corporation (the
                           "Celite Acquisition Related Agreement"), filed as
                           Exhibit 10.5(a) to Alleghany's Quarterly Report on
                           Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange Commission File No. 1-9371).

10.22(b)                   List of Contents of Exhibits to the Celite
                           Acquisition Related Agreement, filed as Exhibit
                           10.5(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference (Securities and Exchange
                           Commission File No. 1-9371).

10.22(c)                   Amendment dated as of July 31, 1991 to Celite
                           Acquisition Related Agreement, filed as Exhibit
                           10.33(c) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference (Securities and Exchange
                           Commission File No. 1-9371).

10.23(a)                   Credit Agreement dated as of March 17, 1999 among
                           Mineral Holdings Inc., World Minerals Inc., the Banks named therein and The Chase Manhattan Bank, as Administrative Agent and Collateral Agent (the "World
                           Minerals Credit Agreement"), filed as Exhibit 10.1 to
                           Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.23(b) List of Contents of Exhibits, Annexes and Schedules to the World Minerals Credit Agreement, filed as
                           Exhibit 10.2 to Alleghany's Quarterly Report on Form
                           10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.23(c) Subordination Agreement dated as of March 17, 1999, among Alleghany Corporation and The Chase Manhattan
                           Bank, filed as Exhibit 10.3 to Alleghany's Quarterly
                           Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.24(a)                   Stock Purchase Agreement dated as of July 28, 1993
                           (the "Underwriters Stock Purchase Agreement") among
                           Alleghany, The Continental Corporation, Goldman,
                           Sachs & Co. and certain funds which Goldman, Sachs &
                           Co. either control or of which they are general partner, Underwriters Re Holdings Corp. and
                           Underwriters Re Corporation, filed as Exhibit 10.3(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

10.24(b) List of Contents of Exhibits and Schedules to the Underwriters Stock Purchase Agreement, filed as
                           Exhibit 10.3(b) to Alleghany's Quarterly Report on
                           Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

10.25                      Indenture dated as of June 25, 1996 between URC
                           Holdings Corp. (now known as Underwriters Re Group,
                           Inc.) and The First National Bank of Chicago, as trustee, relating to the 7-7/8% Senior Notes due
                           2006, filed as Exhibit 10.30(j) to Alleghany's Annual
                           Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.26(a) Credit Agreement dated as of November 1, 1999 by and among Underwriters Re Group, Inc., Underwriters
                           Reinsurance Company and Venton Underwriting Limited as Borrowers; Venton Underwriting Limited, Talbot
                           Underwriting Limited, Underwriters Re Capital Ltd.,
                           Underwriters Reinsurance Company and certain of the wholly-owned subsidiaries of Underwriters Reinsurance
                           Company as Account Parties; Underwriters Re Group,
                           Inc. and Underwriters Reinsurance Company as
                           Guarantors; the Banks parties thereto from time to time; Mellon Bank, N.A. as Issuing Bank, as
                           Administrative Agent and as Co-Arranger; Dresdner
                           Bank AG, New York Branch and Grand Cayman Branch, as
                           Documentation Agent; Dresdner Kleinwort Benson North
                           America LLC as Co-Arranger; and First Union National
                           Bank as Syndication Agent (the "Underwriters Credit
                           Agreement").

10.26(b)                   List of Contents of Exhibits to the Underwriters
                           Credit Agreement. Alleghany agrees to furnish supplementally a copy of any omitted exhibit to the Securities and Exchange Commission upon request.

10.27(a)                   Agreement and Plan of Amalgamation dated as of July
                           30, 1998 by and among Underwriters Reinsurance
                           Company, Underwriters Acquisition Company Ltd. and
                           Venton Holdings Ltd. (the "Amalgamation Agreement"), filed as Exhibit 10.28(a) to Alleghany's Annual
                           Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.27(b)                   List of Contents of Exhibits to the Amalgamation
                           Agreement, filed as Exhibit 10.28(b) to Alleghany's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1998, is incorporated herein by reference.

10.27(c)                   Amendment No. 1 dated as of September 24, 1998 to the
                           Amalgamation Agreement (the "Amalgamation Amendment
                           No. 1"), filed as Exhibit 10.28(c) to Alleghany's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1998, is incorporated herein by reference.

10.27(d)                   List of Contents of Exhibits to the Amalgamation
                           Amendment No. 1, filed as Exhibit 10.28(d) to
                           Alleghany's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.28                      Stock Purchase Agreement dated as of December 30,
                           1999 by and between Alleghany and Swiss Re America
                           Holding Corporation, filed as Exhibit 99.1 to
                           Alleghany's Current Report on Form 8-K dated December
                           30, 1999, is incorporated herein by reference.

13                         Pages 3, 5, 7 through 9, 11 through 13, 15 through
                           17, 19 through 20, 23, 26 and 28 through 48 of the
                           Annual Report to Stockholders of Alleghany for the year 1999.

21                         List of subsidiaries of Alleghany.

23 Consent of KPMG LLP, independent certified public accountants, to the incorporation by reference of their reports relating to the financial statements and related schedules of Alleghany and subsidiaries in Alleghany's Registration Statements on Form S-8
                           (Registration No. 333-37237), Form S-8 (Registration
                           No. 333-57133), Form S-8 (Registration No.
                           333-76159), Form S-3 (Registration No. 33-55707),
                           Form S-3 (Registration No. 33-62477), Form S-3
                           (Registration No. 333-09881), and Form S-3
                           (Registration No. 333-13971).

27                         Financial Data Schedule.