Form 10-Q
period 2000-03-31
ALLEGHANY CORP /DE
filed 2000-05-05
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR QUARTER ENDED MARCH 31, 2000

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

                                    7,441,004

                             (AS OF MARCH 31, 2000)

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2000 AND 1999
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)


                                                                                             2000                 1999
                                                                                             ----                 ----
REVENUES
         Investment management fees                                                     $    44,039         $    39,373
         Net property and casualty premiums earned                                          162,656             144,237
         Interest, dividend and other income                                                 53,488              43,203
         Net mineral and filtration sales                                                    49,106              48,886
         Net gain on investment transactions                                                    475                 363
                                                                                        -----------         -----------
                 Total revenues                                                             309,764             276,062
                                                                                        -----------         -----------
COSTS AND EXPENSES
         Commissions and brokerage expenses                                                  40,135              37,134
         Salaries, administrative and other operating expenses                               86,832              69,171
         Property and casualty losses and loss adjustment expenses                          135,076             100,158
         Cost of mineral and filtration sales                                                34,658              33,322
         Interest expense                                                                     7,699               7,750
         Corporate administration                                                             5,571               4,658
                                                                                        -----------         -----------
                 Total costs and expenses                                                   309,971             252,193
                                                                                        -----------         -----------
                 (Loss) earnings from continuing operations, before income taxes               (207)             23,869
Income taxes (benefit) expense                                                                 (689)              7,915
                                                                                        -----------         -----------
                 Net earnings                                                           $       482         $    15,954
                                                                                        ===========         ===========
Basic earnings per share of common stock **                                             $      0.07         $      2.13
                                                                                        ===========         ===========
Diluted earnings per share of common stock **                                           $      0.06         $      2.09
                                                                                        ===========         ===========
Dividends per share of common stock                                                               *                   *
                                                                                        ===========         ===========
Average number of outstanding shares of common stock **                                   7,444,502           7,505,777
                                                                                        ===========         ===========


* In March 2000, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**       Adjusted to reflect the common stock dividend declared in March 2000.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
           (dollars in thousands, except share and per share amounts)


                                                                                                  March 31,          December 31,
                                                                                                    2000                1999
                                                                                                    ----                ----
                                                                                                 (Unaudited)
ASSETS

      Available for sale securities:
          Fixed maturities:
               U.S. Government, government agency                     3/31/2000  12/31/1999
                  and municipal obligations            (amortized cost $713,267   $707,250)      $701,902            $695,718
               Short-term investments                  (amortized cost  260,961   $277,798)       260,961             277,798
               Bonds, notes and other                  (amortized cost  492,898   $496,872)       480,758             484,127
          Equity securities                                      (cost  245,185   $240,623)       450,463             470,104
                                                                                               ----------          ----------
                                                                                                1,894,084           1,927,747

      Cash                                                                                         30,980              26,786
      Cash pledged to secure trust deposits                                                        17,469              14,307
      Premium trust funds                                                                         182,312             170,508
      Notes receivable                                                                             91,535              91,536
      Funds held, accounts and other receivables                                                  529,685             529,786
      Property and equipment - at cost, less
        accumulated depreciation and amortization                                                 204,592             207,617
      Reinsurance receivable                                                                      882,236             844,605
      Other assets                                                                                663,928             672,133
                                                                                               ----------          ----------
                                                                                               $4,496,821          $4,485,025
                                                                                               ==========          ==========
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
      Property and casualty losses and loss
        adjustment expenses                                                                    $2,063,387          $1,973,924
      Unearned premiums                                                                           356,811             419,608
      Other liabilities                                                                           529,097             501,453
      Long-term debt of subsidiaries                                                              399,791             407,950
      Net deferred tax liability                                                                   36,746              53,625
      Trust deposits secured by pledged assets                                                     22,910              20,568
                                                                                               ----------          ----------
               Total liabilities                                                                3,408,742           3,377,128
      Common stockholders' equity                                                               1,088,079           1,107,897
                                                                                               ----------          ----------
                                                                                               $4,496,821          $4,485,025
                                                                                               ==========          ==========
Shares of common stock outstanding *                                                            7,441,004           7,458,955
                                                                                               ==========          ==========
Common stockholders' equity per share *                                                           $146.23             $148.53
                                                                                               ==========          ==========


* Adjusted to reflect the common stock dividend declared in March 2000.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                           FOR THE THREE MONTHS ENDED

                            MARCH 31, 2000 AND 1999
                             (dollars in thousands)
                                  (unaudited)

                                                                                             2000                        1999
                                                                                             ----                        ----
CASH FLOWS FROM OPERATING ACTIVITIES
         Net earnings                                                                        $482                     $15,954
         Adjustments to reconcile net earnings to cash
            provided by (used in) operations:
                 Depreciation and amortization                                              5,809                       5,226
                 Net gain on investment transactions                                         (475)                       (363)
                 Other charges, net                                                       (10,894)                      3,012
                 Decrease in funds held, accounts and other receivables                       101                      28,031
                 Increase in reinsurance receivable                                       (37,631)                    (72,957)
                 Increase in property and casualty losses and loss adjustment expenses     89,463                     112,564
                 Decrease in unearned premium reserves                                    (62,797)                    (48,724)
                 Increase in premium trust funds                                          (11,804)                    (11,174)
                 Decrease (increase) in other assets                                        8,205                      (7,953)
                 Increase (decrease) in other liabilities                                  27,644                     (17,438)
                 (Increase) decrease in cash pledged to secure trust deposits              (3,162)                     46,998
                 Increase (decrease) in trust deposits                                      2,342                     (42,314)
                                                                                         --------                     -------
                         Net adjustments                                                    6,801                      (5,092)
                                                                                         --------                     -------
                         Cash provided by operations                                        7,283                      10,862
                                                                                         --------                     -------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of investments                                                          (61,956)                   (218,855)
         Maturities of investments                                                         15,585                      16,994
         Sales of investments                                                              30,437                     183,909
         Purchases of property and equipment                                               (3,418)                     (6,704)
         Net change in short-term investments                                              19,870                         574
         Other, net                                                                         8,182                      18,228
                                                                                         --------                     -------
                         Net cash provided by (used in) investing activities                8,700                      (5,854)
                                                                                         --------                     -------
CASH FLOWS FROM FINANCING ACTIVITIES
         Principal payments on long-term debt                                             (13,000)                    (19,800)
         Proceeds of long-term debt                                                         4,841                      35,834
         Treasury stock acquisitions                                                      (11,958)                    (14,172)
         Other, net                                                                         8,328                       4,221
                                                                                         --------                     -------
                         Net cash (used in) provided by financing activities              (11,789)                      6,083
                                                                                         --------                     -------
                         Net increase in cash                                               4,194                      11,091
Cash at beginning of period                                                                26,786                      25,441
                                                                                         --------                     -------
Cash at end of period                                                                     $30,980                     $36,532
                                                                                         ========                     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for:
                 Interest                                                                  $3,948                      $3,354
                 Income taxes                                                              $1,249                      $6,746

                 Notes to the Consolidated Financial Statements

         This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K") of Alleghany Corporation (the "Company").

         The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

Comprehensive Income

         The Company's total comprehensive loss for the three months ended March 31, 2000 and 1999 was $(16,150) thousand and $(14,014) thousand, respectively. Comprehensive loss includes the Company's net earnings adjusted for changes in unrealized depreciation of investments, which was $(16,393) thousand and $(28,485) thousand, and cumulative translation adjustments, which was $(239) thousand and $(1,483) thousand, for the three months ended March 31, 2000 and 1999, respectively.

Segment Information

         Information concerning the Company's continuing operations by industry segment is summarized below:

                                         For the three months ended

                                        March 31,           March 31,
     REVENUES                             2000                1999
     --------                             ----                ----
     Asset management                  $ 44,855             $ 39,937
     Property and casualty
          insurance                     185,555              165,623
     Mining and filtration               48,795               48,600
     Industrial fasteners                23,576               18,981
     Corporate activities                 6,983                2,921
                                       --------             --------
          Total                        $309,764             $276,062
                                       ========             ========



     EARNINGS (LOSS) BEFORE TAX
     --------------------------
Asset management                    $ 14,142              $ 14,428
Property and casualty
     insurance                       (20,139)               11,056
Mining and filtration                  3,867                 4,344
Industrial fasteners                   2,782                (1,388)
Corporate activities                    (859)               (4,571)
                                    --------              --------
     Total                              (207)               23,869

Income tax (benefit) expense            (689)                7,915
                                    --------              --------

Net income                          $    482              $ 15,954
                                    ========              ========



                                         March 31,              December 31,
     IDENTIFIABLE ASSETS                  2000                     1999
     -------------------                  ----                     ----
     Asset management                  $   94,941             $  103,838
     Property and casualty
          insurance                     3,505,348              3,461,858
     Mining and filtration                327,074                332,300
     Industrial fasteners                  67,415                 53,926
     Corporate activities                 502,043                533,103
                                       ----------             ----------
          Total                        $4,496,821             $4,485,025
                                       ==========             ==========

Contingencies

         The Company's subsidiaries are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The Company reported net earnings of $482 thousand on revenues of $309.8 million during the first quarter of 2000, compared with net earnings of $16.0 million on revenues of $276.1 million during the first quarter of 1999.

         Net gains on investment transactions before taxes in the first quarter of 2000 totalled $475 thousand, compared with $363 thousand in the first quarter of 1999.

         Underwriters Re Group, Inc. ("Underwriters Re Group") recorded a pre-tax loss of $20.1 million on revenues of $185.6 million in the first three months of 2000, compared with pre-tax earnings of $11.1 million on revenues of $165.6 million in the first three months of 1999. These results reflect decreased business, adverse loss development including losses relating to the December 1999 European storms, additions to reserves at its Lloyd's operations in the amount of $6.5 million for the recently closed 1997 year of account and for uncollectible reinsurance, and a pre-tax charge of $2.7 million to cover potential losses on a contract with an insurance company placed in receivership by the State of California. The Lloyd's operations will continue to closely monitor their loss reserves for the still open 1998 and 1999 years of account, which have been recognized as generally poor years for Lloyd's.

         On December 30, 1999, the Company entered into an agreement to sell Underwriters Re Group to Swiss Re America Holding Corporation for $725 million in cash, subject to adjustment based upon the stockholder's equity of Underwriters Re Group at the closing date. The Company will retain Underwriters Re Group's London-based Lloyd's operations to be conducted through Alleghany Underwriting Holdings Ltd. (previously referred to as Venton Holdings Ltd). The transaction is expected to close within the next month. Based upon current unaudited financial information and subject to results of operations, changes in value of investment securities and other matters which would affect the stockholder's equity of Underwriters Re Group at the closing date, the Company expects to report a gain on the sale, after tax and after expenses relating to the closing of the sale, in excess of $12 per share of the Company's common stock.

         Alleghany Asset Management, Inc. ("Alleghany Asset Management") contributed pre-tax earnings of $14.1 million on revenues of $44.9 million in the first quarter of 2000, compared with $14.4 million on revenues of $39.9 million in the 1999 first quarter. The results of Alleghany Asset Management reflect an increase in assets under management, offset by increased expenses, including personnel expenses. As of March 31, 2000, Alleghany Asset Management had $47.7 billion of assets under management, compared with $40.4 billion as of the same date in 1999.

         World Minerals Inc. ("World Minerals") contributed pre-tax earnings of $3.9 million on revenues of $48.8 million in the 2000 first quarter, compared with $4.3 million on revenues of $48.6 million in the 1999 first quarter. World Minerals' results reflect a lack of increased sales due to various continued competitive pressures, and, to a lesser extent, due to the stockpiling of inventories by customers during 1999 in anticipation of potential Year 2000 problems, and rising operating costs (including workers compensation, health insurance and natural gas prices).

         In light of its acquisition of Reynolds Fasteners, Inc. on April 3, 2000, Heads & Threads International LLC ("Heads & Threads") is now reported as a segment of the Company. Heads & Threads contributed pre-tax earnings of $2.8 million on revenues of $23.6 million in the first three months of 2000, compared with a pre-tax loss of $1.4 million on revenues of $19.0 million in the first three months of 1999, reflecting increased sales without a commensurate increase in operating costs.

       As of March 31, 2000, the Company beneficially owned approximately 17.95 million shares, or 3.9 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation, which had an aggregate market value on that date of approximately $408.4 million, or $22.75 per share, compared with a market value on December 31, 1999 of $435.3 million, or $24.25 per share. The aggregate cost of such shares is approximately $201.3 million, or $11.21 per share.

        The Company's common stockholders' equity per share at March 31, 2000 was $146.23 per share, a 1.5% decrease from common stockholders' equity per share of $148.53 as of December 31, 1999 (adjusted for the March 2000 stock dividend), reflecting a decline in market prices of the Company's securities holdings.

        The Company's results in the first three months of 2000 are not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.

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

         The Company's 1999 Form 10-K provides a more detailed discussion of the market risks affecting its operations. Based on the Company's estimates as of March 31, 2000, no material change has occurred in its market risks, as compared to amounts disclosed in its 1999 Form 10-K.

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

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Exhibit Number                     Description
                  --------------                     -----------
                       10.1                   Asset Purchase Agreement dated as of April 3, 2000 by and among Heads
                                              & Threads International LLC, Acktion Corporation and Reynolds
                                              Fasteners, Inc. (the "Heads & Threads Asset Purchase Agreement").

                       10.2                   List of Contents of Schedules to the Heads & Threads Asset Purchase
                                              Agreement.  The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

                       10.3                   Credit Agreement dated as of April 3, 2000 among Heads & Threads
                                              International LLC, various lending institutions, and American
                                              National Bank and Trust Company of Chicago, as Agent (the "Heads &
                                              Threads Credit Agreement).

                       10.4                   List of Contents of Schedules and Exhibits to the Heads & Threads
                                              Credit Agreement.  The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and
                                              Exchange Commission upon request.

                        27                    Financial Data Schedule


         (b) Reports on Form 8-K.

         The Company filed a report on Form 8-K dated January 3, 2000 to report in Item 5 that on December 30, 1999, the Company entered into a Stock Purchase Agreement with Swiss Re America Holding Corporation, pursuant to which the Company would sell Underwriters Re Group to Swiss Re America Holding Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ALLEGHANY CORPORATION
                                              Registrant

Date: May 5, 2000                             /s/ David B. Cuming
                                              -------------------
                                              David B. Cuming
                                              Senior Vice President
                                              (and principal financial officer)