Form 10-Q
period 2000-06-30
ALLEGHANY CORP /DE
filed 2000-08-11
CIK 775368

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR QUARTER ENDED JUNE 30, 2000

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

                                   7,309,688
                                   ---------
                             (AS OF JUNE 30, 2000)

                         PART I. FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                    ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                          FOR THE THREE MONTHS ENDED
                            JUNE 30, 2000 AND 1999
          (dollars in thousands, except share and per share amounts)
                                  (unaudited)


                                                                                             2000            1999
                                                                                         --------------------------
REVENUES
    Investment management fees                                                             $44,333         $40,579
    Net property and casualty premiums earned                                               55,708         186,136
    Interest, dividend and other income                                                     63,920          47,065
    Net mineral and filtration sales                                                        51,090          53,420
    Net gain on investment transactions                                                    158,535          12,110
                                                                                         --------------------------
        Total revenues                                                                     373,586         339,310
                                                                                         --------------------------
COSTS AND EXPENSES
    Commissions and brokerage expenses                                                      30,701          40,062
    Salaries, administrative and other operating expenses                                  132,611          77,573
    Property and casualty losses and loss adjustment expenses                               94,109         136,496
    Cost of mineral and filtration sales                                                    35,641          35,124
    Interest expense                                                                         5,575           9,041
    Corporate administration                                                                 5,266           4,288
                                                                                         --------------------------
        Total costs and expenses                                                           303,903         302,584
                                                                                         --------------------------

        (Loss) earnings from continuing operations, before income taxes                     69,683          36,726

Income taxes (benefit) expense                                                             (15,811)         15,839
                                                                                         --------------------------
        Net earnings                                                                       $85,494         $20,887
                                                                                         ==========================

Basic earnings per share of common stock **                                                 $11.57           $2.79
                                                                                         ==========================

Diluted earnings per share of common stock **                                               $11.43           $2.74
                                                                                         ==========================

Dividends per share of common stock                                                               *               *
                                                                                         ==========================

Average number of outstanding shares of common stock **                                  7,390,423       7,477,910
                                                                                         ==========================


* In March 2000, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**  Adjusted to reflect the common stock dividend declared in March 2000.

                    ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE SIX MONTHS ENDED
                            JUNE 30, 2000 AND 1999
          (dollars in thousands, except share and per share amounts)
                                  (unaudited)

                                                                            2000            1999
                                                                     -----------------------------
REVENUES
    Investment management fees                                           $88,372         $79,952
    Net property and casualty premiums earned                            218,364         330,373
    Interest, dividend and other income                                  117,408          90,268
    Net mineral and filtration sales                                     100,196         102,306
    Net gain on investment transactions                                  159,010          12,473
                                                                     -----------------------------
        Total revenues                                                   683,350         615,372
                                                                     -----------------------------
COSTS AND EXPENSES
    Commissions and brokerage expenses                                    70,836          77,196
    Salaries, administrative and other operating expenses                219,443         146,744
    Property and casualty losses and loss adjustment expenses            229,185         236,654
    Cost of mineral and filtration sales                                  70,299          68,446
    Interest expense                                                      13,274          16,791
    Corporate administration                                              10,837           8,946
                                                                     -----------------------------
        Total costs and expenses                                         613,874         554,777
                                                                     -----------------------------

        Earnings before income taxes                                      69,476          60,595

Income tax (benefit) expense                                             (16,500)         23,754
                                                                     -----------------------------

        Net earnings                                                     $85,976         $36,841
                                                                     =============================

Basic earnings per share of common stock **                               $11.60           $4.91
                                                                     =============================

Diluted earnings per share of common stock **                             $11.49           $4.83
                                                                     =============================

Dividends per share of common stock                                             *               *
                                                                     =============================

Average number of outstanding shares of common stock **                7,414,099       7,494,269
                                                                     =============================

* In March 2000, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**  Adjusted to reflect the common stock dividend declared in March 200.

                    ALLEGHANY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2000 AND DECEMBER 31, 1999
          (dollars in thousands, except share and per share amounts)


                                                                                                     June 30,         December 31,
                                                                                                       2000               1999
                                                                                                   -------------------------------
                                                                                                    (Unaudited)
ASSETS
  Available for sale securities:
    Fixed maturities:
      U.S. Government, government agency                               06/30/2000    12/31/2000
         and municipal obligations                   ( amortized cost     $17,383      $707,250 )       $17,071          $695,718
      Short-term investments                         ( amortized cost    $592,936      $277,798 )       592,936           277,798
      Bonds, notes and other                         ( amortized cost      $7,621      $496,872 )         7,609           484,127
    Equity securities                                          ( cost    $225,615      $240,623 )       440,223           470,104
                                                                                                   -------------------------------
                                                                                                      1,057,839         1,927,747

  Cash                                                                                                    6,563            26,786
  Cash pledged to secure trust deposits                                                                  16,985            14,307
  Premium trust funds                                                                                   208,013           170,508
  Notes receivable                                                                                       91,886            91,536
  Funds held, accounts and other receivables                                                            379,369           529,786
  Property and equipment - at cost, less accumulated depreciation and amortization                      175,304           207,617
  Reinsurance receivable                                                                                304,821           844,605
  Other assets                                                                                          589,795           672,133
                                                                                                   -------------------------------

                                                                                                     $2,830,575        $4,485,025
                                                                                                   ===============================


LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
  Property and casualty losses and loss adjustment expenses                                            $590,598        $1,973,924
  Unearned premiums                                                                                     356,728           419,608
  Other liabilities                                                                                     443,568           501,453
  Long-term debt of subsidiaries                                                                        235,053           407,950
  Net deferred tax liability                                                                             17,424            53,625
  Trust deposits secured by pledged assets                                                               23,161            20,568
                                                                                                   -------------------------------
      Total liabilities                                                                               1,666,532         3,377,128

  Common stockholders' equity                                                                         1,164,043         1,107,897
                                                                                                   -------------------------------

                                                                                                     $2,830,575        $4,485,025
                                                                                                   ===============================


Shares of common stock outstanding *                                                                  7,309,688         7,458,955
                                                                                                   ===============================


Common stockholders' equity per share *                                                                 $159.25           $148.53
                                                                                                   ===============================


* Adjusted to reflect the common stock dividend declared in March 2000.

                    ALLEGHANY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                           FOR THE SIX MONTHS ENDED
                            JUNE 30, 2000 AND 1999
                            (dollars in thousands)
                                  (unaudited)


                                                                                    2000            1999
                                                                                -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                                 $85,976         $36,841
    Adjustments to reconcile net earnings to cash
       provided by (used in) operations:
        Depreciation and amortization                                             11,350          10,409
        Net gain on investment transactions                                     (159,010)        (12,473)
        Other charges, net                                                       (42,027)         15,829
        Decrease in funds held, accounts and other receivables                  (156,575)        (45,915)
        Increase in reinsurance receivable                                      (149,436)        (95,116)
        Increase in property and casualty losses and loss adjustment expenses    241,798         146,728
        Decrease in unearned premium reserves                                     76,991          39,863
        Increase in premium trust funds                                          (44,305)        (10,626)
        Increase in other assets                                                (118,229)        (76,765)
        Increase in other liabilities                                            303,566          46,930
        (Increase) decrease in cash pledged to secure trust deposits              (2,678)         41,058
        Increase (decrease) in trust deposits                                      2,593         (36,694)
                                                                                -------------------------
            Net adjustments                                                      (35,962)         23,228
                                                                                -------------------------
            Cash provided by operations                                           50,014          60,069
                                                                                -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of investments                                                     (126,755)       (437,044)
    Maturities of investments                                                          0          31,302
    Sales of investments                                                          41,570         396,385
    Purchases of property and equipment                                           (8,448)        (15,599)
    Net change in short-term investments                                        (435,406)        (10,166)
    Other, net                                                                    33,555               0
    Proceeds from sale of URG, net of cash disposed                              463,900               0
                                                                                -------------------------
            Net cash used investing activities                                   (31,584)        (35,122)
                                                                                -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on long-term debt                                         (18,000)        (66,300)
    Proceeds of long-term debt                                                     9,584          44,196
    Treasury stock acquisitions                                                  (38,609)        (14,270)
    Other, net                                                                     8,372           4,265
                                                                                -------------------------
            Net cash used in financing activities                                (38,653)        (32,109)
                                                                                -------------------------
            Net decrease in cash                                                 (20,223)         (7,162)
Cash at beginning of period                                                       26,786          25,441
                                                                                -------------------------
Cash at end of period                                                             $6,563         $18,279
                                                                                =========================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for:
        Interest                                                                  $8,746         $16,314
        Income taxes                                                             $10,152         $11,422

                 Notes to the Consolidated Financial Statements

       This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K") and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 of Alleghany Corporation (the "Company").

       The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

       The difference in the Company's tax rate from the expected statutory rate is principally due to book/tax bases differences generated from the sale of Underwriters Re Group, Inc., tax-exempt interest, goodwill amortization and state taxes.

       Certain prior year amounts have been reclassified to conform to the 2000 presentation.

Comprehensive Income

       The Company's total comprehensive income (loss) for the three months and six months ended June 30, 2000 and 1999 was $102,517 thousand and $(27,295) thousand, and $86,367 thousand and $18,868 thousand respectively. Comprehensive income (loss) includes the Company's net earnings adjusted for changes in unrealized appreciation (depreciation) of investments, which was $21,112 thousand and $(43,508) thousand, and $4,719 thousand and $(9,968) thousand, and cumulative translation adjustments, which was $(4,089) thousand and $(4,674) thousand, and $(4,328) thousand and $124 thousand, for the three months and six months ended June 30, 2000 and 1999, respectively.

Segment Information

       Information concerning the Company's operations by industry segment is summarized below:

                             For the three months ended       For the six months ended
                               June 30,        June 30,       June 30,        June 30,
                                 2000           1999           2000            1999
                               ---------      ---------      ---------      ---------
REVENUES
--------
Asset management               $  45,137      $  41,128      $  89,992      $  81,065
Property and casualty
     insurance                     7,818        162,978        125,989        277,605
Lloyd's property and
     casualty insurance           60,510         47,756        127,894         98,752
Mining and filtration             52,026         53,503        100,821        102,103
Industrial fasteners              39,400         19,223         62,976         38,204
Corporate activities             168,695         14,722        175,678         17,643
                               ---------      ---------      ---------      ---------
     Total                     $ 373,586      $ 339,310      $ 683,350      $ 615,372
                               =========      =========      =========      =========

EARNINGS (LOSS) BEFORE TAX
--------------------------
Asset management               $  13,395      $  13,923      $  27,537      $  28,351
Property and casualty
     insurance                   (44,586)         7,437        (56,113)        16,196
Lloyd's property and
     casualty insurance          (47,397)         2,471        (56,009)         4,768
Mining and filtration            (14,481)         7,012        (10,614)        11,356
Industrial fasteners               1,433           (604)         4,215         (1,992)
Corporate activities             161,319          6,487        160,460          1,916
                               ---------      ---------      ---------      ---------
     Total                        69,683         36,726         69,476         60,595

Income taxes                     (15,811)        15,839        (16,500)        23,754
                               ---------      ---------      ---------      ---------

Net income                     $  85,494      $  20,887      $  85,976      $  36,841
                               =========      =========      =========      =========

                             June 30,     December 31,
                               2000           1999
                            ----------     ----------
IDENTIFIABLE ASSETS
-------------------
Asset management            $  102,567     $  103,838
Property and casualty
     insurance                      --      2,512,952
Lloyd's property and
     casualty insurance      1,169,466        948,906
Mining and filtration          302,159        332,300
Industrial fasteners           102,473         53,926
Corporate activities         1,153,910        533,103
                            ----------     ----------
     Total                  $2,830,575     $4,485,025
                            ==========     ==========

Contingencies

       The Company's subsidiaries are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

       The Company reported net earnings of $85.5 million on revenues of $373.6 million compared with net earnings of $20.9 million on revenues of $339.3 million during the second quarter of 1999. Net earnings contributed $86.0 million on revenues of $683.4 million during the first six months of 2000 compared with net earnings of $36.8 million on revenues of $615.4 million during the first six months of 1999.

       Net gains on investment transactions before taxes in the second quarter of 2000 totalled $42 thousand, compared with $12.1 million in the second quarter of 1999. The gains in 1999 principally resulted from the sale by the Company of its holdings in Armco, Inc.

       The Company's results reflect several non-recurring items, including (i) a $143.0 million after-tax gain on the sale of Underwriters Re Group, Inc. ("Underwriters Re Group"), (ii) a $44.6 million pre-tax loss on the operations of Underwriters Re Group (excluding Alleghany Underwriting Holdings Ltd ("Alleghany Underwriting")) through the close of the sale, principally due to costs relating to the sale, (iii) a $44.0 million pre-tax charge for the strengthening of loss reserves, primarily for past years, at Alleghany Underwriting, and (iv) $20.2 million pre-tax charges at World Minerals Inc. ("World Minerals") for the write-off of certain joint venture investments and assets no longer used in production, and expenses relating to changes in World Minerals' senior management.

       On May 10, 2000, the Company completed the sale of Underwriters Re Group to Swiss Re America Holding Corporation. The Company retained Underwriters Re Group's London-based Lloyd's operations conducted through Alleghany Underwriting, which it received as a dividend from Underwriters Re Group at the time of the sale. For tax purposes, the dividend was recorded at the fair market value of Alleghany Underwriting as at the date of such dividend, which value was based upon the advice of an independent appraisal firm. Upon the sale of Underwriters Re Group, Alleghany recognized a tax loss related to the difference between such fair market value and the tax basis of Alleghany Underwriting.

       The Company recorded pre-tax proceeds of about $660.3 million in cash (net of a $10 million holdback) from the sale of Underwriters Re Group, and in connection with the sale, the Company paid approximately $187.9 million in cash (or $25.3125 per share) for the purchase of 7.425 million shares of Burlington Northern from Underwriters Re Group. The Company recorded a pre-tax gain on the sale of $158.5 million, which is net of, among other items, approximately $4.1 million pre-tax of transaction expenses, and a $57 million pre-tax accrual for loss reserve guarantees. The tax on the gain is approximately $15.5 million, resulting in an after-tax gain on the sale of $143.0 million. The tax rate on the gain differs from the expected statutory rate principally due to a difference between the tax and book bases of Underwriters Re Group.

       The gain on the sale of Underwriters Re Group does not reflect its results of operations for the second quarter through the May 10, 2000 closing date. Underwriters Re Group (excluding Alleghany Underwriting) recorded a pre-tax loss of $44.6 million on revenues of $7.8 million in the second quarter of 2000, compared with pre-tax earnings of $7.4 million on revenues of $163.0 million in the second quarter of 1999, and a pre-tax loss of $56.1 million on revenues of $126.0 million in the first six months of 2000 (through May 10, 2000), compared with pre-tax earnings of $16.2 million on revenues of $277.6 million in the first six months of 1999. The 2000 losses reflect primarily costs relating to the closing of the sale of Underwriters Re Group, including an after-tax charge of $19.2 million for the purchase of an adverse development cover and $11.4 million after tax for the payment of special bonuses to employees of Underwriters Re Group.

       Alleghany Underwriting recorded a pre-tax loss of $47.4 million on revenues of $60.5 million in the second quarter of 2000 compared with pre-tax earnings of $2.5 million on revenues of $47.8 million in the second quarter of 1999, and a pre-tax loss of $56.0 million on revenues of $127.9 million in the first six months of 2000, compared with pre-tax earnings of $4.8 million on revenues of $98.8 million in the first six months of 1999. The second quarter 2000 loss reflects strengthening of its loss reserves in the amount of $44.0 million pre-tax for the 1998, 1999 and 2000 years of account following the completion of a recent reserve study.

       World Minerals recorded a pre-tax loss of $14.5 million on revenues of $52.0 million in the second quarter of 2000, compared with pre-tax earnings of $7.0 million on revenues of $53.5 million in the second quarter of 1999, and a pre-tax loss of $10.6 million in the first six months of 2000 on revenues of $100.8 million, compared to $11.4 million on revenues of $102.1 million in the first six months of 1999. The second quarter 2000 results reflect primarily non-recurring charges in the amount of $20.2 million pre-tax for the write-off of certain investments and assets no longer used in production, including $11.2 million pre-tax in respect of certain of World Minerals' interests in its Chinese joint ventures, and expenses relating to changes in World Minerals' senior management. Excluding the non-recurring charges, World Minerals would have contributed pre-tax earnings of $5.7 million in the second quarter of 2000 reflecting a decrease in volume shipped due to various continued competitive pressures, rising operating costs (including workers compensation and natural gas prices), and the weak Euro relative to the U.S. dollar, which affected reported sales in Europe.

       Alleghany Asset Management, Inc. ("Alleghany Asset Management") contributed pre-tax earnings of $13.4 million on revenues of $45.1 million in the 2000 second quarter, compared with $13.9 million on revenues of $41.1 million in the 1999 second quarter, and $27.5 million on revenues of $90.0 million in the first six months of 2000, compared with $28.3 million on revenues of $81.1 million in the first six months of 1999. Alleghany Asset Management results reflect an increase in assets under management, offset by increased expenses, including personnel expenses. As of June 30, 2000, Alleghany Asset Management had $46.4 billion of assets under management, compared with $43.3 billion as of the same date in 1999.

       Heads & Threads International LLC ("Heads & Threads") contributed pre-tax earnings of $1.4 million on revenues of $39.4 million in the 2000 second quarter, compared with a pre-tax loss of $600 thousand on revenues of $19.2 million in the 1999 second quarter, and pre-tax earnings of $4.2 million on revenues of $63.0 million in the first six months of 2000, compared with a pre-tax loss of $2.0 million on revenues of $38.2 million in the first six months of 1999. The results of Heads & Threads largely reflect its recent acquisition of Reynolds Fasteners, Inc., which resulted in increased sales without a commensurate increase in operating costs.

       As of June 30, 2000, the Company beneficially owned approximately 17.95 million shares, or 4.3 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation, which had an aggregate market value on that date of approximately $417.3 million, or $23.25 per share, compared with a market value on December 31, 1999 of $435.3 million, or $24.25 per share. The aggregate cost of such shares is approximately $201.3 million, or $11.21 per share.

       The Company has previously announced that it may purchase shares of its common stock in open market transactions from time to time. In the first six months of 2000, the Company purchased an aggregate of 225,000 shares of its common stock for about $38.8 million, at an average cost of about $172.22 per share. As of June 30, 2000, the Company had 7,309,688 shares of its common stock outstanding.

       The Company's common stockholders' equity per share at June 30, 2000 was $159.25 per share, a 7.2 percent increase from common stockholders' equity per share of $148.53 as of December 31, 1999 (adjusted for the March 2000 stock dividend).

       The Company's results in the first six months of 2000 are not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, foreign currency exchange rates and commodity prices. The primary market risk related to the Company's non-trading financial instruments is the risk of loss associated with adverse changes in interest rates.

       The Company's 1999 Form 10-K provides a more detailed discussion of the market risks affecting its operations. The Company's largest market risk is in its fixed maturity portfolio which concentration has been significantly reduced with the sale of Underwriters Re Group. The proceeds from the sale have been primarily reinvested in short-term investments.

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

                           PART II. OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES.

       (c) Recent Sales of Unregistered Securities.

       On April 7, 2000, the Company issued 1,960 shares of common stock to Allan P. Kirby, Jr. upon the exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends and the spin-off of Chicago Title, at an exercise price of $43.3844 per share, or $85,062.50 in the aggregate, granted to Mr. Kirby on May 7, 1990, pursuant to the Alleghany Corporation Amended and Restated Directors' Stock Option Plan. The sale of the common stock was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

       On June 14, 2000, the Company issued an aggregate of 476 shares of the Company's common stock to seven non-employee directors of the Company pursuant to the Alleghany Corporation Directors' Equity Compensation Plan representing one-half of the value of each director's retainer for the following twelve months' service as a director, exclusive of any per meeting fees, committee fees or expense reimbursements. The sale of common stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

       The above does not include unregistered issuances of the Company's common stock that did not involve a sale, consisting of issuances of common stock and other securities pursuant to employee incentive plans.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       The Company's 2000 Annual Meeting of Stockholders was held on April 28, 2000. At the Annual Meeting, three directors were elected to serve for three-year terms on the Company's Board of Directors, by the following votes:

                                             FOR                   WITHHELD
                                             ---                   --------
            Three-Year Term:
            ---------------
            John J. Burns, Jr.            5,721,492                157,463
            Dan R. Carmichael             5,868,672                 10,283
            William K. Lavin              5,868,682                 10,273

       The Alleghany Corporation 2000 Directors' Stock Option Plan was approved by a vote of 5,504,014 shares in favor and 348,315 shares opposed. A total of 26,626 shares abstained from voting.

       The material terms of certain awards under the Alleghany Corporation 1993 Long-Term Incentive Plan were approved by a vote of 5,741,983 shares in favor and 110,636 shares opposed. A total of 26,336 shares abstained from voting.

       The selection of KPMG LLP as auditors for the Company for the year 2000 was ratified by a vote of 5,873,402 shares in favor and 2,265 shares opposed. A total of 3,288 shares abstained from voting.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.
            --------------------------------

       (a)  Exhibits.
            --------

            Exhibit Number                       Description
            --------------                       -----------
                   27                     Financial Data Schedule

       (b) Reports on Form 8-K.
           -------------------

       The Company filed a report on Form 8-K dated May 25, 2000 to report in
Item 2 that on May 10, 2000, the Company completed the sale of Underwriters Re Group to Swiss Re America Holding Corporation, and to provide in Item 7 pro forma financial information of the Company, which gives effect to the disposition of Underwriters Re Group.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ALLEGHANY CORPORATION
                                              ---------------------------------
                                              Registrant

Date: August 11, 2000                         /s/ David B. Cuming
                                              -------------------
                                              David B. Cuming
                                              Senior Vice President
                                              (and principal financial officer)