Form 10-Q
period 2000-09-30
ALLEGHANY CORP /DE
filed 2000-11-08
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR QUARTER ENDED SEPTEMBER 30, 2000

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
  THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS
                                REQUIRED TO FILE

                         YES X                    NO
                         -----                    ---

   INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASS OF
      COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT:


                                    7,234,852
                                    ---------
                           (AS OF SEPTEMBER 30, 2000)

                          ITEM 1. FINANCIAL STATEMENTS


                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)


                                                                                     2000          1999
                                                                              --------------------------

REVENUES
        Net property and casualty premiums earned                                 $70,949      $185,743
        Interest, dividend and other income                                        53,744        55,090
        Net mineral and filtration sales                                           54,199        53,300
        Net (loss) gain on investment transactions                                   (268)       70,609
                                                                              --------------------------
               Total revenues                                                     178,624       364,742
                                                                              --------------------------

COSTS AND EXPENSES
        Commissions and brokerage expenses                                         17,632        47,183
        Salaries, administrative and other operating expenses                      52,150        48,570
        Property and casualty losses and loss adjustment expenses                  47,551       142,413
        Cost of mineral and filtration sales                                       37,415        35,619
        Interest expense                                                            5,765         8,074
        Corporate administration                                                    5,173         3,320
                                                                              --------------------------
               Total costs and expenses                                           165,686       285,179
                                                                              --------------------------

               Earnings from continuing operations, before income taxes            12,938        79,563

Income tax expense                                                                  4,655        31,043
                                                                              --------------------------

               Earnings from continuing operations                                  8,283        48,520


DISCONTINUED OPERATIONS
Earnings from discontinued operations, net of tax                                   8,321         8,149
                                                                              --------------------------

               Net earnings                                                       $16,604       $56,669
                                                                              ==========================


BASIC EARNINGS PER SHARE OF COMMON STOCK **
               Continuing operations                                                $1.14         $6.49
               Discontinued operations                                               1.15          1.09
                                                                              --------------------------
Basic net earnings per share                                                        $2.29         $7.58
                                                                              ==========================

DILUTED EARNINGS PER SHARE OF COMMON STOCK **
               Continuing operations                                                $1.13         $6.36
               Discontinued operations                                               1.14          1.07
                                                                              --------------------------
Diluted net earnings per share                                                      $2.27         $7.43
                                                                              ==========================

Dividends per share of common stock                                                     *             *
                                                                              ==========================

Average number of outstanding shares of common stock **                         7,258,118     7,467,714
                                                                              ==========================

* In March 2000, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**   Adjusted to reflect the common stock dividend declared in March 2000.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)


                                                                                     2000          1999
                                                                            -----------------------------

REVENUES
         Net property and casualty premiums earned                               $289,313      $516,116
         Interest, dividend and other income                                      169,532       144,246
         Net mineral and filtration sales                                         154,395       155,606
         Net gain on investment transactions                                      158,742        83,082
                                                                            -----------------------------
                Total revenues                                                    771,982       899,050
                                                                            -----------------------------


COSTS AND EXPENSES
         Commissions and brokerage expenses                                        88,468       124,379
         Salaries, administrative and other operating expenses                    209,138       142,603
         Property and casualty losses and loss adjustment expenses                276,736       379,065
         Cost of mineral and filtration sales                                     107,714       104,065
         Interest expense                                                          19,039        24,865
         Corporate administration                                                  16,010        12,266
                                                                            -----------------------------
                Total costs and expenses                                          717,105       787,243
                                                                            -----------------------------

                Earnings from continuing operations, before income taxes           54,877       111,807


Income tax (benefit) expense                                                      (22,699)       42,906
                                                                            -----------------------------

                Earnings from continuing operations                                77,576        68,901


DISCONTINUED OPERATIONS
Earnings from discontinued operations, net of tax                                  25,004        24,609
                                                                            -----------------------------

                Net earnings                                                     $102,580       $93,510
                                                                            =============================


BASIC EARNINGS PER SHARE OF COMMON STOCK **
                Continuing operations                                              $10.53         $9.21
                Discontinued operations                                              3.40          3.28
                                                                            -----------------------------
Basic net earnings per share                                                       $13.93        $12.49
                                                                            =============================


DILUTED EARNINGS PER SHARE OF COMMON STOCK **
                Continuing operations                                              $10.44         $9.06
                Discontinued operations                                              3.36          3.23
                                                                            -----------------------------
Diluted net earnings per share                                                     $13.80        $12.29
                                                                            =============================

Dividends per share of common stock                                                     *             *
                                                                            =============================

Average number of outstanding shares of common stock **                         7,362,148     7,485,109
                                                                            =============================

* In March 2000, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

     Adjusted to reflect the common stock dividend declared in March 2000.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
           (dollars in thousands, except share and per share amounts)



                                                                                                        (Unaudited)
                                                                                                       September 30,   December 31,
                                                                                                            2000           1999
                                                                                                     ------------------------------



ASSETS
      Available for sale securities:
          Fixed maturities:
              U.S. Government, government agency                     9/30/2000       12/31/1999
                                                                     ---------       ----------
                 and municipal obligations         ( amortized cost     $3,505         $693,287  )          $3,457       $682,043
              Short-term investments               ( amortized cost   $525,124         $245,156  )         525,124        245,156
              Bonds, notes and other               ( amortized cost     $7,987         $496,872  )           7,980        484,127
          Equity securities                                  ( cost   $236,410         $240,623  )         427,794        470,104
                                                                                                     ------------------------------
                                                                                                           964,355      1,881,430

      Cash                                                                                                   1,062         25,001
      Premium trust funds                                                                                  238,928        170,508
      Notes receivable                                                                                      92,156         91,536
      Funds held, accounts and other receivables                                                           353,820        506,873
      Property and equipment  at cost, less accumulated depreciation and amortization                      166,251        201,047
      Reinsurance receivable                                                                               322,466        844,605
      Other assets                                                                                         530,919        660,187
      Net assets of discontinued operations                                                                 41,705         42,599
                                                                                                     ------------------------------

                                                                                                        $2,711,662     $4,423,786
                                                                                                     ==============================


LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
      Property and casualty losses and loss adjustment expenses                                           $606,616     $1,973,924
      Unearned premiums                                                                                    348,182        419,608
      Other liabilities                                                                                    349,908        458,435
      Long-term debt of subsidiaries                                                                       243,995        407,950
      Net deferred tax liability                                                                            12,045         55,972
                                                                                                     ------------------------------
              Total liabilities                                                                          1,560,746      3,315,889


      Common stockholders' equity                                                                        1,150,916      1,107,897
                                                                                                     ------------------------------

                                                                                                        $2,711,662     $4,423,786
                                                                                                     ==============================


Shares of common stock outstanding *                                                                     7,234,852      7,458,955
                                                                                                     ==============================


Common stockholders' equity per share *                                                                    $159.08        $148.53
                                                                                                     ==============================


*  Adjusted to reflect the common stock dividend declared in March 2000.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                             (dollars in thousands)
                                   (unaudited)



                                                                                               2000                    1999
                                                                                         -----------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
        Net earnings from continuing operations                                             $77,576                 $68,901
        Adjustments to reconcile net earnings to cash provided by (used in) operations:
               Depreciation and amortization                                                 14,802                  14,286
               Net gain on investment transactions                                         (158,742)                (83,082)
               Other charges, net                                                            (5,067)                 18,721
               Decrease in funds held, accounts and other receivables                      (153,939)                (91,921)
               Increase in reinsurance receivable                                          (167,081)               (163,233)
               Increase in property and casualty losses and loss adjustment expenses        257,816                 289,753
               Increase in unearned premium reserves                                         68,445                  79,984
               Increase in premium trust funds                                              (75,220)                (35,611)
               Increase in other assets                                                     (71,298)                (66,181)
               Increase in other liabilities                                                252,924                  61,518
                                                                                         -----------------------------------
                      Net adjustments                                                       (37,360)                 24,234
                                                                                         -----------------------------------
                      Cash provided by operations                                            40,216                  93,135
                                                                                         -----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of investments                                                            (153,216)               (266,243)
        Maturities of investments                                                            18,554                  49,924
        Sales of investments                                                                 42,521                 306,313
        Purchases of property and equipment                                                 (10,779)                (14,954)
        Net change in short-term investments                                               (399,061)               (144,539)
        Other, net                                                                              (37)                 (1,576)
        Proceeds from sale of URG, net of cash disposed                                     463,900                       0
                                                                                         -----------------------------------
                      Net cash used investing activities                                    (38,118)                (71,075)
                                                                                         -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Principal payments on long-term debt                                                (36,484)                (72,300)
        Proceeds of long-term debt                                                           27,877                  49,429
        Treasury stock acquisitions                                                         (52,056)                (21,609)
        Net cash provided by discontinued operations                                         26,000                   7,000
        Other, net                                                                            8,626                   6,387
                                                                                         -----------------------------------
                      Net cash used in financing activities                                 (26,037)                (31,093)
                                                                                         -----------------------------------
                      Net decrease in cash                                                  (23,939)                 (9,033)
Cash at beginning of period                                                                  25,001                  25,779
                                                                                         -----------------------------------
Cash at end of period                                                                        $1,062                 $16,746
                                                                                         ===================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
               Interest                                                                     $12,496                 $20,156
               Income taxes                                                                 $20,786                 $11,638

                 Notes to the Consolidated Financial Statements

       This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K") and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000 of Alleghany Corporation (the "Company").

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

Merger of Alleghany Asset Management

       On October 18, 2000, the Company announced that it had signed a definitive merger agreement pursuant to which Alleghany Asset Management, Inc. will become a wholly owned subsidiary of ABN AMRO North America Holding Company. In light of such merger, Alleghany Asset Management has been classified as a discontinued operation.

Comprehensive Income

       The Company's total comprehensive income (loss) for the three months and nine months ended September 30, 2000 and 1999 was $61 thousand and $86,428 thousand, and $(38,978) thousand and $(82,402) thousand respectively. Comprehensive income (loss) includes the Company's net earnings adjusted for changes in unrealized appreciation (depreciation) of investments, which was $(14,730) thousand and $(10,011) thousand, and $(96,722) thousand and $(170,289)
thousand, and cumulative translation adjustments, which was $(1,813) thousand and $(6,141) thousand, and $1,075 thousand and $(5,623) thousand, for the three months and nine months ended September 30, 2000 and 1999, respectively.

Segment Information

       Information concerning the Company's operations by industry segment is summarized below:


                                                          For the three months ended
                                                  September 30,              September 30,
                                                      2000                        1999
                                             ------------------------  ---------------------------
REVENUES
--------
Property and casualty
     insurance                                        $        ---                       $161,300
Lloyd's property and
     casualty insurance                                       74,763                       56,697
Mining and filtration                                         53,756                       53,413
Industrial fasteners                                          36,373                       18,259
Corporate activities                                          13,732                       75,073
                                                              ------                       ------
     Total                                                  $178,624                     $364,742
                                                            ========                     ========

EARNINGS (LOSS) FROM CONTINUING
-------------------------------
OPERATIONS BEFORE TAXES
-----------------------
Property and casualty
     insurance                                       $      ---                            $4,302
Lloyd's property and
     casualty insurance                                        (363)                        1,997
Mining and filtration                                          6,249                        5,380
Industrial fasteners                                           1,584                        (772)
Corporate activities                                           5,468                       68,656
                                                               -----                       ------
     Total                                                    12,938                       79,563

Income taxes                                                   4,655                       31,043
                                                               -----                       ------

Earnings from continuing
  operations                                                   8,283                       48,520
Earnings from discon-
  tinued operations, net                                       8,321                        8,149
                                                               -----                        -----

     Net earnings                                            $16,604                      $56,669
                                                             =======                      =======



                                                          For the nine months ended
                                                   September 30,               September 30,
                                                        2000                       1999
                                             ---------------------------  ------------------------
REVENUES
--------
Property and casualty
     insurance                                                 $125,989                  $438,905
Lloyd's property and
     casualty insurance                                         202,657                   155,450
Mining and filtration                                           154,577                   155,516
Industrial fasteners                                             99,349                    56,463
Corporate activities                                            189,410                    92,716
                                                                -------                    ------
     Total                                                     $771,982                  $899,050
                                                               ========                  ========

EARNINGS (LOSS) FROM CONTINUING
-------------------------------
OPERATIONS BEFORE TAXES
-----------------------
Property and casualty
     insurance                                                $(56,113)                    20,498
Lloyd's property and
     casualty insurance                                        (56,372)                     6,765
Mining and filtration                                           (4,365)                    16,736
Industrial fasteners                                              5,799                   (2,764)
Corporate activities                                            165,928                    70,572
                                                                -------                    ------
     Total                                                       54,877                   111,807

Income taxes                                                   (22,699)                    42,906
                                                               --------                    ------

Earnings from continuing
  operations                                                     77,576                    68,901
Earnings from discon-
  tinued operations, net                                         25,004                    24,609
                                                                 ------                    ------

     Net earnings                                              $102,580                   $93,510
                                                               ========                   =======

                                                September 30,                 December 31,
                                                     2000                         1999
                                          ---------------------------  ---------------------------
IDENTIFIABLE ASSETS
-------------------
Property and casualty
     insurance                                   $           --                         2,512,952
Lloyd's property and
     casualty insurance                                    1,208,889                      948,906
Mining and filtration                                        299,354                      332,300
Industrial fasteners                                         107,044                       53,926
Corporate activities                                       1,054,670                      533,103
Net assets of discontinued operations
                                                              41,705                       42,599
                                                              ------                       ------
     Total                                                $2,711,662                   $4,423,786
                                                          ==========                   ==========

Contingencies

       The Company's subsidiaries are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

       The Company reported net earnings of $16.6 million on revenues of $178.6 million during the third quarter of 2000, compared with net earnings of $56.7 million on revenues of $364.7 million during the third quarter of 1999. Net earnings were $102.6 million on revenues of $772.0 million during the first nine months of 2000 compared with net earnings of $93.5 million on revenues of $899.0 million during the first nine months of 1999.

       Net earnings in the third quarter of 2000 include an after-tax contribution of $8.3 million from Alleghany Asset Management, Inc. ("Alleghany Asset Management") compared with an after-tax contribution of $8.2 million in the third quarter of 1999, and an after-tax contribution of $25.0 million in the first nine months of 2000 compared with an after-tax contribution of $24.6 million in the first nine months of 1999. The results of Alleghany Asset Management reflect an increase in assets under management, offset by increased expenses, including expenses relating to the expansion of its business. On October 18, 2000, the Company announced that it had signed a definitive merger agreement pursuant to which Alleghany Asset Management will become a wholly owned subsidiary of ABN AMRO North America Holding Company ("ABN AMRO"). In light of such merger, Alleghany Asset Management has been classified as a discontinued operation.

       Under the terms of the proposed transaction, the Company will receive $825 million in cash, subject to adjustment based upon assets under management at Montag & Caldwell, Inc., a subsidiary of Alleghany Asset Management, and the stockholder's equity of Alleghany Asset Management at the closing date.

       The transaction, which has been approved by Boards of Directors of the Company and ABN AMRO, is subject to a number of customary terms and conditions, including certain regulatory approvals and the approvals of new advisory and sub-advisory agreements by the various funds and other clients advised by certain of the investment advisory subsidiaries of Alleghany Asset Management. It is expected that a closing will occur in the first quarter of 2001. The Company expects to report an after-tax gain on the sale of about $475.5 million, or $65 per share of the Company's common stock, excluding certain expenses relating to the closing of the sale.

       The results of the 2000 third quarter compare unfavorably with those of the 1999 third quarter; the 1999 third quarter results include (i) net gains on investment transactions before taxes of $70.6 million (compared with a loss of $268 thousand in the 2000 third quarter) resulting principally from the sale by the Company in the 1999 period of a portion of its holdings in Burlington Northern Santa Fe Corporation, and (ii) the results of operations for the quarter of Underwriters Re Group, Inc. ("Underwriters Re Group"), which was sold by the Company on May 10, 2000.

       As previously reported, the Company's results in the first nine months of 2000 reflect several non-recurring items, including (i) a $143.8 million after-tax gain on the sale of Underwriters Re Group, (ii) a $44.6 million pre-tax loss on the operations of Underwriters Re Group (excluding Alleghany Underwriting Holdings Ltd ("Alleghany Underwriting")) through the close of the sale, principally due to costs relating to the sale, (iii) a $44.0 million pre-tax charge for the strengthening of loss reserves, primarily for past years, at Alleghany Underwriting, and (iv) $20.2 million pre-tax charges at World Minerals Inc. ("World Minerals") for the write-off of certain joint venture investments and assets no longer used in production, and expenses relating to changes in World Minerals' senior management.

       World Minerals recorded pre-tax earnings of $6.2 million on revenues of $53.8 million in the third quarter of 2000, compared with pre-tax earnings of $5.4 million on revenues of $53.4 million in the third quarter of 1999, and a pre-tax loss of $4.4 million in the first nine months of 2000 on revenues of $154.6 million, compared with pre-tax earnings of $16.7 million on revenues of $155.5 million in the first nine months of 1999. The results of the first nine months of 2000 reflect primarily non-recurring charges in the amount of $20.2 million pre-tax for the write-off of certain investments and assets no longer used in production, including $11.2 million pre-tax in respect of certain of World Minerals' interests in its Chinese joint ventures, and expenses relating to changes in World Minerals' senior management. Excluding the non-recurring charges, World Minerals would have contributed pre-tax earnings of $15.8 million in the first nine months of 2000, reflecting continued high energy costs, the weak Euro relative to the U.S. dollar affecting results in Europe and a decrease in volume shipped due to various continued competitive pressures.

       Alleghany Underwriting recorded a pre-tax loss of $400 thousand on revenues of $74.8 million in the third quarter of 2000 compared with pre-tax earnings of $2.0 million on revenues of $56.7 million in the third quarter of 1999, and a pre-tax loss of $56.4 million on revenues of $202.7 million in the first nine months of 2000, compared with pre-tax earnings of $6.8 million on revenues of $155.5 million in the first nine months of 1999. The third quarter 2000 results reflect continued difficult market conditions and foreign exchange translation losses relating to the settlement of losses. The loss recorded in the first nine months of 2000 reflects the strengthening by Alleghany Underwriting of its loss reserves in the amount of $44.0 million pre-tax for the 1998, 1999 and 2000 years of account following the completion of a reserve study.

       Heads & Threads International LLC ("Heads & Threads") contributed pre-tax earnings of $1.6 million on revenues of $36.4 million in the 2000 third quarter, compared with a pre-tax loss of $800 thousand on revenues of $18.3 million in the 1999 third quarter, and pre-tax earnings of $5.8 million on revenues of $99.3 million in the first nine months of 2000, compared with a pre-tax loss of $2.8 million on revenues of $56.5 million in the first nine months of 1999. The results of Heads & Threads largely reflect its recent acquisition of Reynolds Fasteners, Inc., which resulted in increased sales without a commensurate increase in operating costs.

       As of September 30, 2000, the Company beneficially owned approximately
17.95 million shares, or 4.4 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation, which had an aggregate market value on that date of approximately $387.0 million, or $21.5625 per share, compared with a market value on December 31, 1999 of $435.3 million, or $24.25 per share. The aggregate cost of such shares is approximately $201.3 million, or $11.21 per share.

       The Company has previously announced that it may purchase shares of its common stock in open market transactions from time to time. In the first nine months of 2000, the Company purchased an aggregate of 304,656 shares of its common stock for about $52.1 million, at an average cost of about $170.84 per share. As of September 30, 2000, the Company had 7,234,852 shares of its common stock outstanding.

       The Company's common stockholders' equity per share at September 30, 2000 was $159.08 per share, a 7.1 percent increase from common stockholders' equity per share of $148.53 as of December 31, 1999 (adjusted for the March 2000 stock dividend).

       The Company's results in the first nine months of 2000 are not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.

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

                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits.

              Exhibit Number                Description
              --------------                -----------
                   10.1             Credit Agreement dated as of August 14,
                                    2000, by and among Alleghany Underwriting
                                    Ltd, Alleghany Underwriting Capital Ltd,
                                    Talbot Underwriting Limited, and Alleghany
                                    Underwriting Capital (Bermuda) Ltd, as
                                    Borrowers and Account Parties; Alleghany
                                    Corporation, as Guarantor; the Banks parties
                                    thereto from time to time; Mellon Bank,
                                    N.A., as Issuing Bank, as Administrative
                                    Agent and as Arranger; National Westminster
                                    Bank plc, as Syndication Agent and ING Bank,
                                    N.V., as Managing Agent (the "Alleghany
                                    Underwriting Credit Agreement").

                   10.2 List of Contents of Exhibits and Schedules to the Alleghany Underwriting Credit
                                    Agreement. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                                    Commission upon request.

                    27              Financial Data Schedule

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ALLEGHANY CORPORATION
                                          ----------------------------------
                                          Registrant



Date:  November 8, 2000                   /s/ David B. Cuming
                                          -------------------
                                          David B. Cuming
                                          Senior Vice President
                                          (and principal financial officer)