Form 10-K
period 2000-12-31
ALLEGHANY CORP /DE
filed 2001-03-20
CIK 775368

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 212/752-1356

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

               TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
               -------------------                      -----------------------------------------
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

                             Yes  [X]       No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 1, 2001, 7,091,736 shares of Common Stock were outstanding, and the aggregate market value (based upon the closing price of these shares on the New York Stock Exchange) of the shares of Common Stock of Alleghany Corporation held by non-affiliates was $1,129,404,478.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the indicated part(s) of this Report:

                                                                PART
                                                              --------
Annual Report to Stockholders of Alleghany Corporation for
  the year 2000.............................................  I and II
Proxy Statement relating to Annual Meeting of Stockholders
  of Alleghany Corporation to be held on April 27, 2001.....  III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ALLEGHANY CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                           DESCRIPTION                           PAGE
                                           -----------                           ----
PART I
Item 1.            Business....................................................    2
Item 2.            Properties..................................................   17
Item 3.            Legal Proceedings...........................................   21
Item 4.            Submission of Matters to a Vote of Security Holders.........   21
Supplemental Item  Executive Officers of Registrant............................   21
PART II
Item 5.            Market for Registrant's Common Equity and Related
                     Stockholder Matters.......................................   21
Item 6.            Selected Financial Data.....................................   22
Item 7.            Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................   22
Item 7A.           Quantitative and Qualitative Disclosures About Market
                     Risk......................................................   22
Item 8.            Financial Statements and Supplementary Data.................   22
Item 9.            Changes in and Disagreements With Accountants on Accounting
                     and Financial Disclosure..................................   22
                                      PART III
Item 10.           Directors and Executive Officers of Registrant..............   22
Item 11.           Executive Compensation......................................   22
Item 12.           Security Ownership of Certain Beneficial Owners and
                     Management................................................   22
Item 13.           Certain Relationships and Related Transactions..............   23
                                       PART IV
Item 14.           Exhibits, Financial Statement Schedules and Reports on Form
                     8-K.......................................................   23
Signatures.....................................................................   30
Index to Financial Statement Schedules.........................................   32
FINANCIAL STATEMENT SCHEDULES..................................................   33
INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES..................   41
Index to Exhibits..............................................................   42
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

     Alleghany's principal executive offices are located at 375 Park Avenue, New York, New York 10152 and its telephone number is (212) 752-1356. Alleghany is engaged, through its subsidiary Alleghany Underwriting Holdings Ltd ("Alleghany Underwriting") and its subsidiaries, in the property and casualty insurance and reinsurance businesses. Alleghany is also engaged, through its subsidiaries World Minerals Inc. ("World Minerals"), Celite Corporation ("Celite") and Harborlite Corporation ("Harborlite") and their subsidiaries, in the industrial minerals business. Alleghany conducts a steel fastener importing and distribution business through its subsidiary Heads & Threads International LLC ("Heads & Threads"). Through its subsidiary Alleghany Properties, Inc. ("Alleghany Properties"), Alleghany owns and manages properties in California.

     Until February 1, 2001, Alleghany was also engaged, through its subsidiary Alleghany Asset Management, Inc. ("Alleghany Asset Management") and its subsidiaries, in the financial services business. On that date, Alleghany Asset Management merged with a wholly owned subsidiary of ABN AMRO North America Holding Company ("ABN AMRO"). Alleghany received cash proceeds of $825 million and recorded an after-tax gain of about $473.3 million, or approximately $67 per share, excluding certain expenses relating to the closing of the sale. Alleghany expects to receive an additional $17.0 million in cash from ABN AMRO as a post closing purchase price adjustment based on the stockholder's equity of Alleghany Asset Management on the closing date. In light of the transaction, Alleghany Asset Management has been classified as a discontinued operation.

     Until May 10, 2000, Alleghany was also engaged, through its subsidiary Underwriters Re Group, Inc. and its subsidiaries ("Underwriters Re Group"), in the property and casualty reinsurance and insurance businesses. On that date, Underwriters Re Group was sold to Swiss Re America Holding Corporation. Alleghany recorded pre-tax proceeds of about $649.0 million in cash. In connection with the sale, Alleghany paid approximately $187.9 million in cash (or $25.3125 per share) for the purchase from Underwriters Re Group of 7.425 million shares of Burlington Northern Santa Fe Corporation. Alleghany's pre-tax gain on the sale was approximately $136.7 million, reflecting additional adjustments from previously reported figures for the settlement of certain outstanding obligations of Underwriters Re Group that were assumed by Alleghany and the final resolution of post-closing purchase price adjustments. The tax on the gain is approximately $7.1 million, resulting in an after-tax gain on the sale of $129.6 million. The tax rate on the gain differs from the expected statutory rate principally due to a difference between the tax and book bases of Underwriters Re Group. Alleghany retained Underwriters Re Group's London-based Lloyd's operations conducted through Alleghany Underwriting.

     Until June 17, 1998, Alleghany was also engaged, through its subsidiaries Chicago Title and Trust Company ("CT&T"), Chicago Title Insurance Company, Security Union Title Insurance Company and Ticor Title Insurance Company and their subsidiaries, in the sale and underwriting of title insurance and in other real estate-related services businesses. On that date, Alleghany completed the tax-free spin-off of Chicago Title Corporation, the newly formed holding company of CT&T, to Alleghany stockholders. As a part of the spin-off, the common stock of Chicago Title Corporation was listed on the New York Stock Exchange under the symbol "CTZ." On March 20, 2000, Chicago Title Corporation merged with Fidelity National Financial, Inc.

     During 1994 and early 1995, Alleghany and its subsidiaries acquired a substantial number of shares of common stock of Santa Fe Pacific Corporation ("Santa Fe"). On September 22, 1995, Santa Fe and Burlington Northern, Inc. merged under a new holding company named Burlington Northern Santa Fe Corporation ("BNSF"). As a result of the merger, the shares of Santa Fe beneficially owned by Alleghany were converted into shares of BNSF. As of March 1, 2001, Alleghany owned approximately 17.95 million shares of BNSF, or about
4.6 percent of BNSF's currently outstanding common stock. BNSF owns one of the largest railroad networks in North America, providing transportation services to shippers throughout the western two-thirds of the United States as well as to Canada and Mexico.

     In 2000, Alleghany studied a number of potential acquisitions. Alleghany intends to continue to expand its operations through internal growth at its subsidiaries as well as through possible operating-company acquisitions and investments.

     Reference is made to Items 7 and 8 of this Report for further information about the business of Alleghany in 2000. The consolidated financial statements of Alleghany, incorporated by reference in Item 8 of this Report, include the accounts of Alleghany and its subsidiaries for all periods presented.

PROPERTY AND CASUALTY INSURANCE AND REINSURANCE BUSINESSES

  General

     On October 23, 1998, Alleghany's former subsidiary Underwriters Re Group acquired Alleghany Underwriting (previously known as Venton Ltd.) and certain related Bermuda operations for approximately $181.1 million in cash and Alleghany common stock valued at approximately $8.9 million. Subsequent to the purchase of Alleghany Underwriting, the Bermuda operations were transferred to and operated as a branch of, Underwriters Re Group. Upon the sale of Underwriters Re Group to Swiss Re America Holding Corporation on May 10, 2000, Alleghany retained Alleghany Underwriting.

     Alleghany Underwriting, through its subsidiaries, is a managing agent and provider of corporate capital for syndicates in the Lloyd's insurance market. Lloyd's is a market in which individual professional underwriters accept risks on behalf of competing businesses or syndicates formed by both individual and corporate members. The members' resources provide the security behind Lloyd's policies. Considered as a franchise with common policyholder security, Lloyd's is, according to Standard & Poor's, the world's fifth-largest commercial insurer and sixth-largest reinsurer, operating in over 100 countries. Lloyd's carries an A (Excellent) rating from A.M. Best Company, Inc., an independent industry rating organization ("Best's"). According to Best's, the rating reflects the financial strength, operating performance and market profile of Lloyd's. The rating applies to the business written by active underwriting syndicates that have common policyholder security and to all policies written since the 1993 year of account. Lloyd's also carries an A+ rating from Standard & Poor's.

     Beginning in 2000, Alleghany Underwriting, through its subsidiaries, operated as a single syndicate, Syndicate 376, and provided 100 percent of the Syndicate's L275 million of capacity (equivalent to maximum gross premiums written of approximately $600 million). For 2001, Alleghany Underwriting will continue to manage Syndicate 376 and provide 100 percent of its L272.8 million of capacity. Alleghany Underwriting's managing agent subsidiary is currently the thirteenth-largest managing agent in Lloyd's, representing about 2.45 percent of Lloyd's 2001 capacity. Alleghany Underwriting's underwriting activities are supported by a secured $260 million letter of credit facility guaranteed by Alleghany.

     In 1998, Alleghany Underwriting and two affiliated companies provided approximately L155 million, or 63 percent, of the total capacity of three Lloyd's syndicates managed by Alleghany Underwriting: Syndicate 376 (non-marine), Syndicate 1183 (marine) and Syndicate 1207 (non-marine). In 1999, Alleghany Underwriting provided L218 million, or 76 percent, of the capacity of such syndicates. The remainder of the capacity in 1998 and 1999 was provided by third-party members. In 1999, Alleghany Underwriting acquired the remaining third-party capacity for approximately $19.0 million and merged Syndicates 1207 and 1183 into Syndicate 376.

     Although Alleghany Underwriting is managing a single syndicate beginning with the 2000 year of account, it continues to manage the three syndicates for the prior open years of account. Lloyd's operates under a three-year "year of account" accounting system. Typically, each "year of account" of a syndicate is treated as a separate entity in which risk is underwritten for one year followed by a two-year period of development. At the end of the three-year period, the "reinsurance to close" mechanism is triggered whereby the members forming the next year's underwriting syndicate reinsure the outstanding liabilities of the closing syndicate. After buying reinsurance to close for a syndicate, profits or losses are declared and settled.

     As a subscription market, Lloyd's has certain unique operating characteristics. A risk is typically placed with several different insurers (often including London insurance companies as well as a number of Lloyd's syndicates) each of which is liable on a several, not joint, basis. Because there are multiple syndicate participants in a typical insurance policy or reinsurance treaty placed at Lloyd's, the central processing facilities provided by Lloyd's facilitate policy signing, netting, settlement, accounting services, premium fund collections and claims payments for the syndicates.

     Although Alleghany Underwriting assumed the management of Syndicate 376 in 1988 and Syndicates 1183 and 1207 were established thereafter in 1991 and 1996, respectively, the information herein relates to business written after 1992 since, in response to its financial crises, Lloyd's created Equitas in 1996 as a group of companies to reinsure and handle the runoff of pre-1993 non-life business ceded by Lloyd's syndicates.

     Due to the complexity of converting Lloyd's accounting information to accounting principles generally accepted in the U.S., the results of Alleghany Underwriting were reported on a one-quarter lag for a transitional period (until September 2000). The one-quarter lag has been eliminated in Alleghany's results for the year ended December 31, 2000. Alleghany Underwriting's results for the period October 1, 1999 through December 31, 1999 are reported in Alleghany's Consolidated Statements of Changes in Common Stockholders' Equity as a retained earnings adjustment, and its results for the period January 1, 2000 through December 31, 2000 are reported in Alleghany's Consolidated Statement of Earnings. In addition, Alleghany's results for the first three quarters of 2000 have been restated to include Alleghany Underwriting's corresponding quarters.

  General Description of Business

     Alleghany Underwriting's insurance and reinsurance operations focus primarily on specialty commercial lines that Alleghany Underwriting believes provide opportunities for strong profitability. Through the syndicates it manages, Alleghany Underwriting underwrites risks across diverse commercial classes, including property (marine and non-marine) and casualty (such as financial institutions and directors and officers liability insurance), at varying risk layers from primary coverage to high layer excess of loss. The majority of Alleghany Underwriting's casualty business is on a claims-made basis. Alleghany Underwriting's risks are located around the world, with an emphasis on the United States. Over half of Alleghany Underwriting's business in the 2000 year of account involved insureds located in the United States and risks located in the United States of non-U.S. insureds. The United Kingdom, Western Europe, Canada and Australia also contributed substantial amounts of premium income. In 2000, approximately 59 percent of Alleghany Underwriting's business was property and 41 percent casualty.

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

     Alleghany Underwriting writes reinsurance on both an excess of loss and pro rata basis. Under excess of loss reinsurance contracts, the reinsurer agrees to reimburse the ceding company for all losses in excess of a predetermined amount (commonly referred to as the cedent's "retention"), generally up to a predetermined limit. Excess of loss reinsurance is often written in "layers" or levels, with one reinsurer (or a group of reinsurers) assuming the risk of loss on the primary insurance policy in excess of the cedent's retention level up to a predetermined level, above which the risk of loss is assumed by another reinsurer or reverts to the cedent. Under pro rata reinsurance contracts, the ceding company and reinsurer share the premiums as well as the losses and expenses of any single risk, or an entire group of risks, based upon contractually defined rates. Reinsurance written on an excess of loss basis represented approximately 60 percent of Alleghany Underwriting's year 2000 net reinsurance written premiums, with reinsurance written on a pro rata basis representing the balance.

  Marketing

     Alleghany Underwriting continues to develop strong long-term relationships with its core clients and with the international broking community in order to understand the business and offer a fast and efficient service. Alleghany Underwriting's experienced underwriting team is able to respond quickly to market opportunities and rate changes and, through the Lloyd's franchise, is able to conduct business in a number of territories around the world. Alleghany Underwriting writes a balance of insurance and reinsurance business across most of the main classes of insurance. Underwriting expertise and detailed actuarial analysis are, where appropriate, brought to bear on the accounts written to maximize potential profitability. In addition to the traditional classes of business, Alleghany Underwriting is innovative in its outlook in order to take advantage of new opportunities and meet the ever changing needs of the business community. Blended programs, covering a number of risks usually insured separately, and multiple line insurance programs are offered utilizing non-standard wording.

     In general, Lloyd's syndicates, including those managed by Alleghany Underwriting, may only access business through Lloyd's-registered brokers. The Alleghany Underwriting-managed syndicates have strong and long-standing relationships with the principal brokers in the Lloyd's market. Reflecting the typical level of concentration, the Aon, Marsh, Willis, Miller and HSBC groups produced a substantial portion of the business of the Alleghany Underwriting-managed syndicates done in the Lloyd's market. Alleghany Underwriting's five leading brokers accounted for 53.8 percent of Alleghany Underwriting's gross written premiums in 2000. Over this period, the Aon group and the Marsh group accounted for 20.1 percent and 14.7 percent, respectively, and no other broker accounted for more than 10 percent of such premiums. Without the replacement of business from other brokers, the termination of relationships with either one of these brokers could have a material adverse effect on Alleghany Underwriting's results of operations. No such terminations are anticipated. From January 3, 2001, under new regulations promulgated by Lloyd's, Alleghany Underwriting may trade with any accredited broker. Accreditation is achieved by being registered in the broker's home country and by proving the ability to interact with Lloyd's systems.

     Certain lines of business are less suited to placement through the larger international brokers, as many of the Lloyd's brokers tend to be. Alleghany Underwriting has expertise in some of these classes and has established a service company to develop the business. For year 2000, the service company produced approximately $18.3 million of gross written premium from yacht and marina insurance.

  Underwriting Operations

     Alleghany Underwriting has organized its underwriting activities under the categories of direct and treaty business.

     Direct

     Direct business generally refers to risks that are individually underwritten and includes primary insurance and reinsurance. The business is accepted both facultatively, whereby each individual risk is seen and rated by an Alleghany Underwriting underwriter, or under facilities such as lineslips, consortia or binding authorities.

Under these facilities, Alleghany Underwriting delegates the authority to accept business, within specified underwriting criteria, to a third party who has expertise in that particular class of business. With lineslips and consortia, the third party will be another Lloyd's syndicate also participating on each risk accepted and, in the case of binding authorities, the third party will act as agent of Alleghany Underwriting. In general, such facilities are utilized for smaller premium business.

     Alleghany Underwriting's direct business focuses on the traditional marine classes (hull, cargo, energy, war and liability), associated marine classes (political risks and terrorism), casualty business (professional indemnity, directors & officers liability, financial institutions and employment practices liability) and non-marine property. The business is regularly monitored to identify trends in rating and loss activity in order to maximize potential profits. Direct business generated approximately $234 million, or 64 percent, of Alleghany Underwriting's net written premiums in 2000.

     Treaty

     Alleghany Underwriting also provides reinsurance on a treaty basis. Treaty reinsurance is based on a standing arrangement (a "treaty"), traditionally for a year (but may be longer term), between a cedent and a reinsurer for the cession and assumption of a certain class of risk specified in such treaty. Under most treaties, the cedent is obligated to offer, and the reinsurer is obligated to accept, a specified portion of a class of risk underwritten by the cedent. Reinsurers assume classes of risk under treaties without having reviewed each individual risk.

     Alleghany Underwriting maintains a disciplined underwriting program, writing a spread of property treaty reinsurance business, including catastrophe, pro rata and risk excess business, as well as marine, aviation, satellite and casualty treaty business. Alleghany Underwriting writes business at various attachment points (i.e., dollar levels at which risk is assumed) depending on where the best rewards are perceived; in recent years there has been an emphasis away from the lower working layers which suffer from greater loss frequency. Alleghany Underwriting also seeks to serve as lead or co-lead underwriter on a greater proportion of its business in order to have more control over the pricing and terms of the risks into which it enters and thereby achieve better underwriting results. Treaty reinsurance generated approximately $129 million, or 36 percent, of Alleghany Underwriting's net written premiums in 2000.

  Reinsurance Arrangements

     As is customary in the insurance and reinsurance industry, Alleghany Underwriting reinsures a portion of the risks it underwrites. Alleghany Underwriting buys reinsurance primarily to manage exposures in its direct and treaty reinsurance businesses. Reinsurance serves to reduce the exposure to any one policy or physical risk, or to a catastrophic accumulation of loss in one event, to a level judged to be commensurate with Alleghany Underwriting's financial resources. It also allows large losses to be managed over time.

     Alleghany Underwriting has reinsurance agreements with a number of domestic and international reinsurance companies and Lloyd's syndicates. In the event that a reinsurer is unable to meet its obligations assumed under the reinsurance agreement, Alleghany Underwriting remains liable for the portion reinsured. Consequently, Alleghany Underwriting has established a committee to examine the financial strength and stability of potential reinsurers prior to entering into any arrangements with them. This committee utilizes the ratings given to reinsurers by Best's and Standard & Poor's, as well as other specific information available regarding the financial strength and stability, the classes of business written and the management strength of the reinsurers. Once reinsurance is placed, Alleghany Underwriting continues to monitor these factors, in addition to the reinsurer's payment performance and outstanding debt. Generally, Alleghany Underwriting requires that unpaid losses and loss adjustment expenses be collateralized by letters of credit, funds withheld or pledged trust agreements. Additionally, commutations may be taken to reduce or eliminate credit exposure when necessary.

     Alleghany Underwriting cedes approximately 36 percent of its direct business income and 29 percent of its reinsurance treaty income to purchase reinsurance that protects both frequency and severity of loss. With reinsurance, Alleghany Underwriting intends to limit its loss from any single event to less than 12.5 percent of its syndicates' capacity. Alleghany Underwriting purchases a combination of pro-rata, per risk, per event and aggregate excess of loss protections to cover its business. As of December 31, 2000, Alleghany Underwriting had reported reinsurance receivables of $462.4 million.

  Outstanding Losses and Loss Adjustment Expenses

     In many cases, significant periods of time may elapse between the occurrence of an insured loss, the reporting of such loss to the insurer and the reinsurer, the insurer's payment of such loss and the subsequent payment by the reinsurer. To recognize liabilities for unpaid losses (including reinsurance costs, reinsurance recoverables, premiums receivable and bad debt), insurers and reinsurers establish "reserves." These reserves are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred, including events which have not been reported to the insurer, or which may occur in the future.

     The Alleghany Underwriting-managed syndicates establish reserves for the estimated unpaid liability for losses and loss expenses for claims of which they are notified under the terms of its policies and agreements. Such reserves are determined by Alleghany Underwriting claims personnel (in conjunction with the Lloyd's Claims Office and other insurers who may be leading a particular risk) based upon a variety of factors, including an evaluation of the nature of the claim, the coverage afforded by the policy, the jurisdiction in which the claim is brought and general economic and social conditions. Additional reserves are established on an aggregate basis to provide for losses incurred but not yet reported ("IBNR") and to supplement the overall adequacy of reported case reserves and estimated expenses of settling such claims, including legal and other fees and general expenses of administering the claims adjustment process. Alleghany Underwriting establishes IBNR reserves by using accepted loss reserving standards and principles to estimate the ultimate liability for losses and loss adjustment expenses. The process implicitly recognizes the impact of inflation and other factors that affect claims reporting by taking into account changes in historic loss reporting patterns and perceived probable trends.

     Alleghany Underwriting engages an independent actuarial firm to review the reserving methods and assumptions of the syndicates. Such reserves are necessarily based on estimates and therefore the future losses and loss expenses may differ from such reserves. Alleghany Underwriting reviews its aggregate loss reserves each year with three quarterly reviews at which it updates its loss reserves by applying the loss ratios determined generally in the previous review to earned premiums to date, less incurred losses reported. Alleghany Underwriting does not discount its reserves for anticipated investment income. There are inherent uncertainties in estimating reserves due primarily to the significant periods of time that may elapse between occurrence of an insured or reinsured loss and reporting and ultimate settlement of such loss, the diversity of development patterns among different lines of business and types of reinsurance, and the necessary reliance on the ceding company for information regarding reinsurance claims. Actual losses and loss expenses may deviate, perhaps substantially, from reserves in Alleghany Underwriting's financial statements, which could have a material adverse effect on Alleghany Underwriting's financial condition and results of operations.

     Changes in Historical Net Loss and LAE Reserves

     The following table shows changes in historical net loss and LAE reserves for Alleghany Underwriting for each year since 1998. Reported reserve development is derived primarily from information included in statutory financial statements of Alleghany Underwriting. The first line of the upper portion of the table shows the net reserves at December 31 of each of the indicated years, representing the estimated amounts of net outstanding losses and LAE for claims arising during that year and in all prior years that are unpaid, including losses that have been incurred but not yet reported to Alleghany Underwriting. Prior years have been restated to reflect the current corporate capital share provided by Alleghany. The first line relates purely to the loss reserves associated with the corporate capital provided by subsidiaries of Alleghany Underwriting to the Alleghany Underwriting-managed syndicates at Lloyd's. The upper (paid) portion of the table shows the cumulative net amounts paid as of December 31 of successive years with respect to the net reserve liability for each year. The lower portion of the table shows the re-estimated amount of the previously recorded net reserves for each year based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about claims for individual years. In evaluating the information in the table, it should be noted that a reserve amount reported in any period includes the effect of any subsequent change in such reserve amount. For example, if a loss was first reserved in 1996 at $100,000 and was determined in 1999 to be $150,000, the $50,000 deficiency would be included in the Cumulative Redundancy (Deficiency) row shown below for each of the years 1996 through 1999.

     Conditions and trends that have affected the development of the net reserve liability in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

             CHANGES IN HISTORICAL NET RESERVES FOR LOSSES AND LAE
                                (IN $ MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1999     2000
                                                              -----    -----    -----
Net liability as of the end of year.........................  $117     $231     $432
Cumulative amount of net liability paid as of:
  One year later............................................    49      119
  Two years later...........................................    85
Net liability re-estimated as of:
  One year later............................................   129      302
  Two years later...........................................   137
  Cumulative Redundancy (Deficiency)........................  $(20)    $(71)      --
Gross Liability -- End of Year..............................  $193     $485     $856
Reinsurance Recoverable.....................................    76      254      424
                                                              ----     ----     ----
Net Liability -- End of Year................................  $117     $231     $432
                                                              ====     ====     ====
Gross Re-estimated Liability -- Latest......................  $226     $545
Re-estimated Recoverable -- Latest..........................    89      243
                                                              ----     ----
Net Re-estimated Liability -- Latest........................  $137     $302
                                                              ====     ====

     The reconciliation of beginning and ending reserves for Alleghany Underwriting is shown below (dollars in thousands):

                 RECONCILIATION OF RESERVES FOR LOSSES AND LAE

                                                                2000        1999
                                                              --------    --------
Reserve, net of reinsurance recoverables, as of January 1,
  2000/October 1, 1998......................................  $230,819    $127,339
Incurred loss, net of reinsurance, related to:
Current year................................................   215,280     149,359
Prior years.................................................    71,043      19,485
                                                              --------    --------
Total incurred loss, net of reinsurance.....................   286,323     168,844
                                                              --------    --------
Reinsurance to close adjustment, plus lag adjustment........    78,320      17,830
                                                              --------    --------
Paid loss, net of reinsurance, related to:
  Current year..............................................   (5,429)    (30,253)
  Prior years...............................................  (158,510)   (52,941)
                                                              --------    --------
Total paid loss, net of reinsurance.........................  (163,939)   (83,194)
                                                              --------    --------
Reserve, net of reinsurance recoverables, as of December 31,
  2000/ September 30, 1999..................................   431,523     230,819
Reinsurance recoverables, as of December 31, 2000/September
  30, 1999..................................................   424,382     185,684
                                                              --------    --------
Reserve, gross of reinsurance recoverables, as of December
  31, 2000/ September 30, 1999..............................  $855,905    $416,503
                                                              ========    ========

  Investment Operations

     The investment policy of the Alleghany Underwriting-managed syndicates is to maximize overall return, in accordance with guidelines established by Lloyd's. With rare exception, Lloyd's syndicates are required to provide profit distributions to members (both individual names and corporate capital providers) annually upon the close of each three-year underwriting cycle, and portfolio managers engaged by Alleghany Underwriting to manage the syndicates' portfolios have adopted a conservative approach to investments. Investments, which are held in trust at Lloyd's, consist of cash and cash equivalents, bonds issued by governments or public authorities and high quality corporate bonds.

     The following table reflects investment results for the fixed maturity portfolio of Alleghany Underwriting (dollars in thousands):

                               INVESTMENT RESULTS

                                                          NET          NET       PRE-TAX
                                                        PRE-TAX     AFTER-TAX    REALISED
                                         AVERAGE       INVESTMENT   INVESTMENT    GAINS     EFFECTIVE   AFTER-TAX
PERIOD                                INVESTMENTS(1)   INCOME(2)    INCOME(3)    (LOSSES)   YIELD(4)    YIELD(5)
------                                --------------   ----------   ----------   --------   ---------   ---------
Year ended December 31, 2000........     $247,773       $16,922      $10,999     $   210      6.83%       4.44%
Year ended September 30, 1999.......     $171,100       $10,022      $ 6,514     $(1,673)     5.86%       3.81%

---------------
(1) Average of amortized cost of fixed maturities portfolio at beginning and end of period. Fixed maturities include premium trust funds of $167.6 million at September 30, 1999, and $313.3 million at December 31, 2000.

(2) After investment expenses, excluding realized gains or losses from sale of investments.

(3) Net pre-tax investment income less appropriate income taxes.

(4) Net pre-tax investment income for the period divided by average investments for the same period.

(5) Net after-tax investment income for the period divided by average investments for the same period.

COMPETITION

     The Alleghany Underwriting-managed syndicates compete for business with other Lloyd's syndicates, insurers in the U. K. and major international insurers and reinsurers. On international risks, competition may also come from the domestic insurers in the country of origin of the insured. Competition is based on many factors, including underwriting expertise, premiums charged and overall financial strength.

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

REGULATION

     Alleghany Underwriting's operations in the U.K. are subject to regulation by The Council of Lloyd's. Through its Regulatory Division, Lloyd's establishes rules and regulations that must be adhered to by all businesses in the Lloyd's market. These cover such areas as capital adequacy, related party transactions, ownership and control, underwriting and management controls, standards of conduct and conflicts of interest. The prior approval of Lloyd's was required for the acquisition of Alleghany Underwriting by Underwriters Re Group in 1998.

     Every member of Lloyd's, both corporate and individual, must deposit capital with Lloyd's in the form of readily-realizable assets, such as cash, securities, letters of credit or bank or other guarantees, which are held in trust as additional security for policyholders. The capital requirements are determined annually for each member by Lloyd's risk-based capital methodology, subject to a minimum requirement of 45 percent of capacity, and is based on the nature and quantity of risks. Alleghany Underwriting's underwriting activities are supported by a secured $260 million letter of credit facility guaranteed by Alleghany.

     Lloyd's is at present primarily self-governing, subject to overall supervision by the Treasury in the U.K. However, the U.K. government established the Financial Services Authority ("FSA"), a single independent regulator that is expected to become ultimately responsible for the regulation of the securities, banking and insurance industries, including Lloyd's, beginning in 2001. While the implications of future FSA regulation are not yet fully known, it is expected that there will be a smooth transition and a high degree of continuity in the day-to-day regulatory activities.

  Employees

     Alleghany Underwriting and its subsidiaries employed 103 persons as of December 31, 2000.

INDUSTRIAL MINERALS BUSINESS

     On July 31, 1991, a holding company subsidiary of Alleghany acquired all of Manville Corporation's worldwide industrial minerals business, now conducted principally through World Minerals. The present Chairman of the Board of World Minerals currently owns an equity interest, including outstanding options, of about 6.6 percent of World Minerals' immediate parent company.

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

     Celite has its world headquarters in Lompoc, California and owns, directly or through wholly owned subsidiaries, diatomite mines and/or processing plants in Lompoc, California; Quincy, Washington; Murat, France; Alicante, Spain; Arica, Chile; Arequipa, Peru; Ayacucho, Peru; Tuxpan, Mexico; and Guadalajara, Mexico. Celite also owns 48.6 percent of Kisilidjan, h.f., a joint venture with the Government of Iceland which mines and processes diatomite from Lake Myvatn in Iceland. Celite has entered into an agreement with Allied EFA to sell its interests in the joint venture. Pursuant to the agreement, Celite will retain the exclusive right to sell the diatomite products produced from the Icelandic mine as long as such products continue to be produced. In 1995, World Minerals, through various subsidiaries of Celite, acquired controlling interests in three joint ventures which are engaged in the mining and processing of diatomite in Jilin Province, Peoples Republic of China ("PRC").

  Perlite

     World Minerals conducts its worldwide perlite business through Harborlite. World Minerals believes that Harborlite is the world's largest producer of perlite filter aids and that Harborlite, which is also engaged in the business of selling perlite ore, is one of the world's largest merchant producers of perlite ore. These products are marketed worldwide under the Harborlite(R) and Europerl(R) brand names.

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

     In 2000, Harborlite subsidiaries completed the acquisition of small perlite expansion businesses in United Kingdom and Spain, which have been merged into existing Harborlite businesses in those countries.

     Harborlite has its world headquarters in Lompoc, California and owns, directly or through wholly owned subsidiaries, a perlite mine and mill in No Agua, New Mexico, a perlite loading facility in Antonito, Colorado, a perlite mine and a mill in Superior, Arizona, a perlite mine and mill in Dikili, Turkey, a perlite deposit in Central Mexico, and perlite expansion facilities in Escondido, California; Green River, Wyoming; LaPorte, Texas; Youngsville, North Carolina; Vicksburg, Michigan; Quincy, Florida; Wissembourg, France; Hessle, England; Barcelona, Spain and Milan, Italy.

     World Minerals conducts its business on a worldwide basis, with mining and processing operations in eleven countries. In 2000, approximately 42 percent of World Minerals' revenues (equal to 9.2 percent of Alleghany's consolidated revenues) were generated by foreign operations, and an additional 15 percent of World Minerals' revenues were generated by export sales from the United States. While World Minerals believes that the international scope of its operations gives it unique competitive advantages, international operations can be subject to additional risks, such as currency fluctuations, changes in foreign legal requirements and political instability. World Minerals closely monitors its methods of operating in each country and adopts strategies responsive to changing economic and political environments.

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

     Celite's largest diatomite plant and mine is located near Lompoc, California. Celite currently obtains all additional diatomite supplies from its mines in the state of Washington, in France, Spain, Mexico, Chile, Peru, China, and from Lake Myvatn in Iceland. Celite believes that diatomite reserves at Washington, Mexico, Chile, Peru, China and Iceland are generally sufficient to last for at least 20 more years at current rates of production. In 2000, the Icelandic joint venture obtained conditional approval to mine a new area of Lake Myvatn, which would last 20 to 25 years. The conditional approval contains numerous conditions which could increase the joint venture's costs of mining and which are being evaluated. Reserves at France (6 years), Lompoc (17 years) and Spain (16 years) require drilling or investment to increase reserves to 20 years. France requires permitting and investment in a new deposit. Lompoc requires investment in the mine to develop the 17 years of reserves and investment in the plant to exceed 20 years of ore reserves. Programs are in place for 2001 to increase the ore reserves and to understand the investments required at its mines in France, Lompoc and Spain.

     Harborlite obtains perlite ore in the United States from its No Agua and Superior mines, and believes that its perlite ore reserves at each site are sufficient to last at least 20 more years at the current rate of production. The perlite used by Harborlite for expansion in Europe is obtained from Harborlite's Dikili mine and from third parties in Europe. Ore reserves at Harborlite's Dikili mine are believed to be sufficient to last at least 20 more years at the current rate of production.

     Celite's silicate products are produced from purchased magnesium and calcium compounds and internally supplied diatomite.

     World Minerals' operating subsidiaries experienced no interruptions in raw materials availability in 2000. Barring unforeseen circumstances, World Minerals anticipates no such interruptions in 2001. Celite and Harborlite believe that they have taken reasonable precautions for the continuous supply of their critical raw materials.

     Many of Celite's and Harborlite's operations use substantial amounts of energy, including electricity, fuel oil, natural gas and propane. In 2000, Celite and Harborlite experienced the effects of unprecedented increases in the costs of natural gas, and temporary shutdowns as a result of electricity shortages experienced in California. To mitigate the impact of higher natural gas prices, World Minerals has switched from natural gas to oil at its Lompoc, California plant. The electricity shortages have extended into 2001 and are expected to continue until the energy crisis in California is resolved. Celite and Harborlite have supply contracts for most of their energy requirements. Most of such contracts are for one year or less. Celite and Harborlite have not experienced any energy shortages outside of California and they believe that they have taken reasonable precautions to ensure that their energy needs will be met, barring any unusual or unpredictable developments.

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

     In order to bring more focused attention to the unique needs of various areas of the world, World Minerals reorganized the management of its business in 2000 into three regional sectors. Sales, operations and finance functions are now managed on a regional basis. Administrative, technical and support services are provided to the regional sectors by World Minerals. Also in 2000, World Minerals embarked on a major project to upgrade its information technology capabilities.

     World Minerals has research and development, environmental control and quality control laboratories at its Lompoc production facilities and quality control laboratories at each of its other production facilities. In 2000, World Minerals spent approximately $2.5 million on company-sponsored research and technical services (in addition to amounts spent on engineering and exploration) related to the development and improvement of its products and services.

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

     In 1996, the Washington Study's authors, in association with researchers from Tulane University, conducted a seven year follow-up study of the Lompoc cohort. The follow-up study, funded by a grant from the National Institute for Occupational Safety and Health, reported a lower SMR for the cohort (1.29 vs. 1.43), a weakened dose response relationship, which may suggest a less conclusive indication of a causative relationship between occupational exposure and cancer deaths, and a continued absence of excess lung cancers in workers hired after 1960. Data errors later discovered in the follow-up study reduced the final SMR to 1.22 and further weakened the dose response relationship. An additional aspect of the study, which sought to compare results of the cohort study to radiographic readings of the workers, confirmed that the risk of silicosis to workers hired since 1950 and exposed to a cumulative crystalline silica exposure equal to or less than 3 mg/m(3) over the working lifetime of the workers has not been appreciably different than in non-exposed populations.

     The various agreements covering the purchase of the business of Celite in 1991 provide for the indemnification of the holding company subsidiary of Alleghany which acquired Celite by the various selling Manville entities in respect of any environmental and health claims arising from the operations of the business of Celite prior to its acquisition by the holding company subsidiary.

  Employees

     As of December 31, 2000, World Minerals had 174 employees worldwide, Celite had about 1,212 employees worldwide, and Harborlite had about 261 employees worldwide. Approximately 328 of Celite's employees and 45 of Harborlite's employees in the United States are covered by collective bargaining agreements. All of the collective bargaining agreements covering workers at Celite and Harborlite are in full force and effect.

WHOLESALE STEEL FASTENER BUSINESS

     Heads & Threads, headquartered in Sayreville, New Jersey, is believed to be one of the nation's leading importers and distributors of steel fasteners. The Heads and Threads division (owned by Alleghany since 1974) was reorganized in 1999 as Heads & Threads International LLC. Heads & Threads imports and sells commercial fasteners -- nuts, bolts, screws, washers, sockets, and anchors -- for resale through distributors and packagers that serve original equipment manufacturers, maintenance and repair operators, construction and retail customers. Heads & Threads has five distribution centers, one packaging operation, and twelve warehouses serving major metropolitan areas with same day or next day delivery.

     In 1998, Heads & Threads acquired Gardenbolt International Corp, substantially increasing its size and presence in East Coast markets and adding a complementary direct from mill/stock for release business to its existing stock business. In April 2000, Heads & Threads acquired the assets of Reynolds Fasteners Inc., effectively doubling its size. Reynolds, a wholesale distributor of fasteners headquartered in Edison, New Jersey, conducted a stock business through twelve sales offices and warehouses nationwide. In November 2000, Heads & Threads acquired the assets of the Atlas Screw & Specialty Division of Pawtucket Fasteners Inc. Atlas, headquartered in New Bedford, Massachusetts, was a relatively small wholesale distributor of fasteners, selling product in small package quantities primarily in the eastern United States.

     As a result of these three acquisitions, Heads & Threads underwent a significant restructuring of corporate staff, systems, and operations. Centralized functions, including purchasing, accounting, quality control and traffic, were moved from its former headquarters in the Chicago area to Sayreville, New Jersey. The acquired companies' computer systems are being converted to the Heads & Threads SAP enterprise resource planning system, which was installed in 1998. Multiple sales offices and warehouses were consolidated into a single facility in each market served. New state of the art distribution centers were opened in the Chicago, Atlanta, and Los Angeles markets. Significant staff cuts were made to eliminate redundancies. The restructuring is expected to be substantially completed in the first quarter of 2001.

     The business is conducted under the Heads & Threads name. The Gardenbolt and Reynolds names were used during a transition period immediately following the acquisitions, but are no longer being used. The Atlas name has distinct market value and, therefore, will continue to be used in 2001. While Heads & Threads considers all of its trademarks and licenses to be valuable, Heads & Threads believes that none is by itself material to its business.

     Heads & Threads' operations are divided into three businesses -- stock, direct from mill/stock for release, and packaged. Through its stock business, product is purchased by Heads & Threads in anticipation of demand and warehoused in its facilities throughout the United States. Customer purchases tend to be of relatively small quantities for same day or next day delivery. This segment represented approximately 85 percent of Heads & Threads' business in 2000. The direct from mill/stock for release business involves large quantities of standard or specialty product purchased by Heads & Threads specifically for a customer order, which is shipped directly from the manufacturer to the customer (direct from mill) or warehoused in a Heads & Threads facility and shipped to the customer over time, with a definitive end date (stock for release). The direct from mill/stock for release segment represented approximately 15 percent of Heads & Threads' total business in 2000. The packaged business, which was acquired in the Atlas transaction, comprises small pack quantities sold to distributors and mill supply houses. Sales in the packaged business segment were negligible in 2000.

     Heads & Threads experiences a moderate reduction in sales in July and December related to distributor and end user shutdowns, vacations, and holidays. The business is not otherwise seasonal in nature.

     Since Heads & Threads imports the vast majority of its fasteners, it is necessary to forecast inventory requirements from six months to a year in advance to allow time for shipments to reach their destinations in the United States. Heads & Threads is required to maintain a six- to eight-month supply of inventory due to the long lead times and customer requirements for immediate delivery. Because of the large inventories it is required to hold and the price sensitivity of the market it serves, Heads & Threads' margins can be adversely affected when product replacement costs, and therefore, selling prices, change quickly or dramatically. In 1998 and 1999, margins were negatively affected by significant replacement cost decreases in product manufactured overseas resulting in lower selling prices. These cost decreases were a result of excess capacity and a strong U.S. dollar. Conversely, in 2000, margins were positively impacted by replacement cost, and selling price, increases. The cost increases were due to the shutdown of certain manufacturing facilities resulting in reduced overseas production capacity.

     Heads & Threads uses a large number of suppliers for the standard stock items it distributes in both bulk and packaged, and a smaller group of specialty manufacturers for the direct from mill/stock for release business. Other than the direct from mill/stock for release products, most items distributed by Heads & Threads can be purchased from several sources, although preferred sourcing is used for some stock items to facilitate quality control. Gem Year Industrial (People's Republic of China) represented approximately 13 percent of the total purchases in 2000. No other single supplier accounted for more than 5 percent of Heads & Threads' purchases in 2000. The supply chain could be adversely affected by political instability or conflicts involving Heads & Threads' principal supplying countries, particularly China and Taiwan. Heads & Threads did not experience any product supply disruptions in 2000. Barring unforeseen circumstances, Heads & Threads anticipates no such interruptions in 2001.

     Heads & Threads believes that its strength lies in its product coverage, logistics services, and longtime customer and supplier relationships. Heads & Threads imports and sells commercial fasteners for resale through distributors and packagers that serve original equipment manufacturers, maintenance and repair operators, construction and retail customers. As of December 31, 2000, Heads & Threads' total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 3100. None of Heads & Threads' customers accounted for more than 10% or more of Heads & Threads' annual sales.

     At December 31, 2000, Heads & Threads had a customer order backlog of $23 million, primarily related to its direct from mill/stock for release business. The entire backlog is expected to be filled in 2001.

     Direct competitors include master distributors (distributors that distribute to other distributors), domestic and Canadian manufacturers, direct mill brokers, and repackagers. Indirect competitors include distributors, foreign fastener manufacturers, trading companies, and suppliers of alternative fastening solutions (other metals, plastics, and adhesives). Competition is principally based on product availability, price, delivery, service, and product quality.

     Heads & Threads' costs are subject to fluctuations in foreign currency and import duties. Increases in import duties may result from determinations by United States federal agencies that foreign countries are violating United States laws or intellectual property rights, or are following restrictive import policies. Heads & Threads operations do not subject Alleghany to a material risk from fluctuations in foreign currency or import duties.

     At December 31, 2000, Heads & Threads had about 329 employees.

REAL ESTATE BUSINESS

     Headquartered in Sacramento, California, Alleghany Properties owns and manages, among other real estate and real estate-related assets, 20 properties in California. Such properties are comprised primarily of improved and unimproved commercial land and commercial and residential lots. A major portion of the real estate assets of Alleghany Properties are located in North Natomas, the only large undeveloped area in the City of Sacramento. Development in the area had been delayed by flood plan zoning and wildlife habitat issues; however, the area experienced considerable growth in its first season of development activity beginning in 1998, including more than a dozen residential projects, office buildings and a fully-leased retail shopping center. Contributing to the growth, Alleghany Properties sold approximately 450 residential lots and a multi-family site accommodating more than 270 apartment units. Further development on some of the properties in the North Natomas area may be delayed until a new Environmental Impact Statement is prepared and approved in response to a recent adverse decision regarding endangered species permits for the area.

     At December 31, 2000, Alleghany Properties had 4 employees.

ITEM 2.  PROPERTIES.

     Alleghany's headquarters is located in leased office space of about 11,000 square feet at 375 Park Avenue in New York City.

     Alleghany Underwriting leases approximately 13,000 square feet of office space in London.

     World Minerals' headquarters is located in leased premises of approximately 13,000 square feet in Santa Barbara, California. Celite, Harborlite and certain departments of World Minerals share 16,800 square feet of leased premises in Lompoc, California.

     A description of the major plants and properties owned and operated by Celite and Harborlite is set forth below. All of the following properties are owned, with the exception of Plant #1 at Quincy, Washington, the headquarters offices at Santa Barbara and Lompoc, California, the Nanterre, France, Beijing, PRC, Santiago, Chile and Izmir, Turkey offices and the plant at Wissembourg, France, which are leased.

                                                        APPROXIMATE
LOCATION AND NATURE OF PROPERTY                        SQUARE FOOTAGE             PRODUCT OR USE
-------------------------------                        --------------             --------------
CELITE:
Lompoc, CA                                                997,410        Diatomite filter aids, fillers,
  Production facility; 18 multi-story production                         silicates and specialty products
  buildings; 5 one-story warehouse buildings; 6
  one-story laboratory buildings; 4 multi-story bulk
  handling buildings; 6 one-story office buildings; 2
  one-story lunch and locker-room buildings; and 10
  one-story shops.
Lompoc, CA                                                 16,800        Administrative office
  1 one-story building; and 3 units within 1 one-
  story building.
Quincy, WA                                                 60,941        Diatomite filter aids and
  Production facility; Plant #1-1 multi-story                            fillers
  production building and 7 one-story buildings.
  Plant #2-1 multi-story production building and 6
  one-story buildings.
Murat, Department of Cantal, France                        77,000        Diatomite filter aids
  Production facility; 1 one-story manufacturing
  building; 2 one-story warehouses; and 1 one-story
  office building.
Nanterre, France                                            6,600        Sales and administrative offices
  1 single floor.
Guadalajara, Mexico                                       116,610        Diatomite filter aids and
  Production facility; 2 multi-story production                          fillers
  buildings; 2 multi-story pollution-control
  buildings; and 20 one-story buildings.
Mexico City, Mexico                                         2,700        Sales and administrative offices
  1 single floor condominium.
Arica, Chile                                               50,000        Diatomite filter aids
  Production facility; 1 calcined line; 1
  administration building; 1 laboratory; 1 warehouse
  building; 1 changing room building; 1 maintenance
  workshop; and 1 product warehouse.
Santiago, Chile                                             2,500        Offices
  1 single floor in a multi-story, rented office
  building.

                                                        APPROXIMATE
LOCATION AND NATURE OF PROPERTY                        SQUARE FOOTAGE             PRODUCT OR USE
-------------------------------                        --------------             --------------
Alicante, Spain                                            70,777        Diatomite filter aids and
  Production facility; 2 multi-story manufacturing                       fillers
  buildings; 3 one-story warehouses; 2 one-story
  office buildings; 1 two-story laboratory; and 3
  miscellaneous buildings.
Changbai County, Jilin Province, PRC                       95,000        Diatomite filter aids
  Production facility; 1 multi-story processing
  facility; 4 one-story warehouse buildings; 1
  multi-story office building; and 4 one-story
  miscellaneous buildings.
Linjiang County, Jilin Province, PRC                       74,665        Diatomite filter aids
  Production facility; 1 multi-story production
  facility; 1 two-story office building; 3 one-story
  warehouse buildings; and 3 one-story miscellaneous
  buildings.
Linjiang County, Jilin Province, PRC                      142,000        Diatomite filter aids
  Production facility; 3 multi-story production
  facilities; 1 one-story office building; 2
  one-story warehouse buildings; and 5 one-story
  miscellaneous buildings.
Beijing, PRC                                                2,300        Offices
  1 single floor in multi-story office building.
HARBORLITE:
Antonito, CO                                                9,780        Warehouse facilities for perlite
  1 one-story manufacturing building and warehouse; 1                    ore
  one-story office building; and 1 one-story
  warehouse.
No Agua, NM                                                40,550        Perlite ore
  Production facility; 1 six-story mill building; 1
  one-story office and shop building; and 8
  miscellaneous one-story buildings.
Superior, AZ                                                6,900        Perlite ore
  Production facility; 1 one-story warehouse
  building; and 1 one-story office building.
Escondido, CA                                               8,450        Perlite filter aids
  1 one-story warehouse building; and 1 one-story
  office building.
Green River, WY                                            17,300        Perlite filter aids
  1 one-story warehouse building; and 1 one-story
  office building.
Vicksburg, MI                                              25,050        Perlite filter aids
  2 one-story warehouse buildings; and 1 one-story
  office building.
Youngsville, NC                                            22,500        Perlite filter aids
  1 one-story warehouse building; 1 one-story
  manufacturing building; and 1 one-story office
  building.

                                                        APPROXIMATE
LOCATION AND NATURE OF PROPERTY                        SQUARE FOOTAGE             PRODUCT OR USE
-------------------------------                        --------------             --------------
Quincy, FL                                                 18,450        Perlite filter aids
  1 one-story warehouse building; 1 one-story
  manufacturing building; and 1 one-story office
  building.
LaPorte, TX                                                23,000        Perlite filter aids and fillers
  1 one-story expansion warehouse and office
  building.
Wissembourg, France                                         5,000        Perlite filter aids and fillers
  a portion of 1 multi-story production and warehouse
  building.
Hessle, Humberside, United Kingdom                         36,700        Perlite filter aids and fillers
  1 one-story manufacturing building; and 1 two-
  story office building.
Dikili, Turkey                                             63,200        Perlite crushing mill
  Production facility; 1 four-story manufacturing
  building; 1 one-story warehouse building; 1 one-
  story raw material warehouse; 1 one-story office
  building; and 1 one-story maintenance shop.
Izmir, Turkey                                               1,000        Sales and administrative offices
  1 single floor.
Barcelona, Spain                                           70,300        Perlite filter aids and fillers
  Production facility; 1 one-story manufacturing and
  warehouse building; 1 one-story raw material
  warehouse; and 1 two-story office building.
El Ejido, Spain                                            21,520        Perlite fillers
  1 one-story manufacturing building; 1 one-story
  warehouse; and 1 one-story office building.
Milan, Italy                                               68,600        Perlite filter aids
  Production facility; 1 one-story
  manufacturing/warehouse building; 1 one-story raw
  material warehouse; and 1 two-story office
  building.
WORLD MINERALS:
Santa Barbara, CA                                          13,000        Headquarters office
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

     Heads & Threads leases approximately 12,000 square feet of office space in Sayreville, New Jersey for its headquarters. All of its five distribution centers, one packaging operation and twelve warehouses are also in leased space, ranging in size from about 16,000 square feet to 165,000 square feet. In 2000, Heads & Threads sold the land and buildings it owned in Northbrook, Illinois, which housed its former headquarters, and Woodside, New York.

ITEM 3.  LEGAL PROCEEDINGS.

     Alleghany's subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provision on its books, in accordance with generally accepted accounting principles, for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provision is adequate under generally accepted accounting principles as of December 31, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of 2000.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF REGISTRANT.

     The name, age, current position, date elected and five-year business history of each executive officer of Alleghany are as follows:

                                          CURRENT POSITION            BUSINESS EXPERIENCE
NAME                          AGE          (DATE ELECTED)             DURING LAST 5 YEARS
----                          ---   ----------------------------  ----------------------------
F.M. Kirby                    81    Chairman of the Board (since  Chairman of the Board,
                                    1967)                         Alleghany.
John J. Burns, Jr.            69    President, chief operating    President, chief operating
                                    officer (since 1977) and      officer and chief executive
                                    chief executive officer       officer, Alleghany.
                                    (since 1992)
David B. Cuming               68    Senior Vice President and     Senior Vice President and
                                    chief financial officer       chief financial officer,
                                    (since 1989)                  Alleghany.
Robert M. Hart                56    Senior Vice President,        Senior Vice President,
                                    General Counsel (since 1994)  General Counsel and
                                    and Secretary (since 1995)    Secretary, Alleghany.
Peter R. Sismondo             45    Vice President, Controller,   Vice President, Controller,
                                    Assistant Secretary,          Treasurer, Assistant
                                    principal accounting officer  Secretary and principal
                                    (since 1989) and Treasurer    accounting officer,
                                    (since 1995)                  Alleghany.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required by this Item with respect to the market price of and dividends on Alleghany's common stock and related stockholder matters is incorporated by reference from page 24 of Alleghany's Annual Report to Stockholders for the year 2000, filed as Exhibit 13 hereto.

RECENT SALES OF UNREGISTERED SECURITIES.

     Other than unregistered issuances of Alleghany common stock previously reported in Alleghany's Quarterly Reports on Form 10-Q for the quarters ending March 31, 2000, June 30, 2000 and September 30, 2000, and such issuances that did not involve a sale consisting of issuances of common stock and other securities pursuant to employee incentive plans, Alleghany did not sell any Alleghany common stock during 2000 that was not registered under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by this Item 6 is incorporated by reference from page 24 of Alleghany's Annual Report to Stockholders for the year 2000, filed as
Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this Item 7 is incorporated by reference from pages 3 through 4, 6 through 7, 11 through 13, 15 through 17, 19 through 21 and 26 through 28 of Alleghany's Annual Report to Stockholders for the year 2000, filed as Exhibit 13 hereto.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by this Item 7A is incorporated by reference from pages 28 through 29 of Alleghany's Annual Report to Stockholders for the year 2000, filed as Exhibit 13 hereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item 8 is incorporated by reference from pages 30 through 46 of Alleghany's Annual Report to Stockholders for the year 2000, filed as Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     As permitted by General Instruction G(3), information concerning the executive officers of Alleghany is set forth as a supplemental item included in
Part I of this Form 10-K Report under the caption "Executive Officers of Registrant." Information concerning the directors of Alleghany is incorporated by reference from pages 5 through 9 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 27, 2001. Information concerning compliance with the reporting requirements under Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference from pages 10 through 11 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 27, 2001.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item 11 is incorporated by reference from pages 12 through 17 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 27, 2001. The information set forth beginning with the middle of page 17 through page 21, and page 23 through 24 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 27, 2001, is not "filed" as a part hereof.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item 12 is incorporated by reference from pages 2 through 4, and from pages 9 through 10, of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 27, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item 13 is incorporated by reference from page 12 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 27, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements.

     The consolidated financial statements of Alleghany and subsidiaries, together with the report thereon of KPMG LLP, independent certified public accountants, are incorporated by reference from the Annual Report to Stockholders for the year 2000 into Item 8 of this Report.

         2. Financial Statement Schedules.

     The schedules relating to the consolidated financial statements of Alleghany and subsidiaries, together with the report thereon of KPMG LLP, independent certified public accountants, are detailed in a separate index herein.

         3. Exhibits.

     The following are filed as exhibits to this Report:

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
  3.01     Restated Certificate of Incorporation of Alleghany, as
           amended by Amendment accepted and received for filing by the
           Secretary of State of the State of Delaware on June 23,
           1988, filed as Exhibit 20 to Alleghany's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1988, is
           incorporated herein by reference (Securities and Exchange
           Commission File No. 1-9371).
  3.02     By-Laws of Alleghany as amended April 18, 1995, filed as
           Exhibit 3.1 to Alleghany's Quarterly Report on Form 10-Q for
           the quarter ended March 31, 1995, is incorporated herein by reference.
*10.01     Description of Alleghany Management Incentive Plan, filed as
           Exhibit 10.01 to Alleghany's Annual Report on Form 10-K for
           the year ended December 31, 1993, is incorporated herein by reference.
*10.02     Alleghany Corporation Deferred Compensation Plan, as amended and restated as of December 15, 1992, filed as Exhibit 10.03 to Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1992, is incorporated herein by reference.
*10.03     Alleghany 1993 Long-Term Incentive Plan, as amended and
           restated effective as of January 1, 1994, filed as Exhibit
           10.06(b) to Alleghany's Annual Report on Form 10-K for the
           year ended December 31, 1994, is incorporated herein by
           reference.
*10.04     Alleghany Supplemental Death Benefit Plan dated as of May
           15, 1985 and effective as of January 1, 1985, filed as
           Exhibit 10.08 to Old Alleghany's Annual Report on Form 10-K
           for the year ended December 31, 1985, is incorporated herein by reference (Securities and Exchange Commission File No.
           1-9371).
*10.05(a)  Trust Agreement Amendment made as of July 8, 1994 between
           Alleghany and Chemical Bank, filed as Exhibit 10.08(a) to
           Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1995, is incorporated herein by reference.

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
*10.05(b)  Alleghany Retirement Plan, as amended and restated on March
           14, 1995, filed as Exhibit 10.08(c) to Alleghany's Annual
           Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.
*10.05(c)  Amendments to Alleghany Retirement Plan, effective as of
           January 1, 1996, filed as Exhibit 10.1 to Alleghany's
           Quarterly Report on Form 10-Q for the quarter ended March
           31, 1996, is incorporated herein by reference.
*10.05(d)  Amendments to Alleghany Retirement Plan, effective as of
           January 1, 1998, filed as Exhibit 10.05(d) to Alleghany's
           Annual Report on Form 10-K for the year ended December 31,
           1997, are incorporated herein by reference.
*10.06     Alleghany Retirement COLA Plan dated and effective as of
           January 1, 1992, as adopted on March 17, 1992, filed as
           Exhibit 10.7 to Alleghany's Annual Report on Form 10-K for
           the year ended December 31, 1991, are incorporated herein by reference (Securities and Exchange Commission File No.
           1-9371).
*10.07     Description of Alleghany Group Long Term Disability Plan
           effective as of July 1, 1995, filed as Exhibit 10.10 to
           Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1995, is incorporated herein by reference.
*10.08(a)  Alleghany Amended and Restated Directors' Stock Option Plan
           effective as of April 20, 1993, filed as Exhibit 10.1 to
           Alleghany's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1993, is incorporated herein by reference.
*10.08(b)  Alleghany 2000 Directors' Stock Option Plan effective April
           28, 2000, filed as Exhibit A to Alleghany's Proxy Statement, filed in connection with its Annual Meeting of Stockholders held on April 28, 2000, is incorporated herein by reference.
*10.09     Alleghany Directors' Equity Compensation Plan, effective as of January 16, 1995, filed as Exhibit 10.11 to Alleghany's
           Annual Report on Form 10-K for the year ended December 31,
           1994, is incorporated herein by reference.
*10.10     Alleghany Non-Employee Directors' Retirement Plan effective
           July 1, 1990, filed as Exhibit 10.1 to Alleghany's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1990, is incorporated herein by reference (Securities and Exchange
           Commission File No. 1-9371).
 10.11(a)  364-Day Revolving Credit Agreement dated as of November 22,
           2000, by and between Alleghany, the banks which are
           signatories thereto, and U.S. Bank National Association, as agent for the banks ("The 364-Day Revolving Credit
           Agreement").
 10.11(b)  List of Contents of Exhibits and Schedules to the 364-Day
           Revolving Credit Agreement. Alleghany agrees to furnish
           supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
 10.11(c)  Five-Year Revolving Credit Agreement dated as of November
           22, 2000, by and between Alleghany, the banks which are
           signatories thereto, and U.S. Bank National Association, as agent for the banks ("The Five-Year Revolving Credit
           Agreement").
 10.11(d)  List of Contents of Exhibits and Schedules to the Five-Year
           Revolving Credit Agreement. Alleghany agrees to furnish
           supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
 10.12(a)  Distribution Agreement dated as of June 16, 1998 by and between Alleghany Corporation and Chicago Title Corporation
           (the "Spin-Off Distribution Agreement"), filed as Exhibit
           2.1(a) to Chicago Title Corporation's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1998, is
           incorporated herein by reference (Securities and Exchange
           Commission File No. 001-13995).

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 10.12(b)  List of Contents of Exhibits to the Spin-Off Distribution
           Agreement, filed as Exhibit 2.1(b) to Chicago Title
           Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference
           (Securities and Exchange Commission File No. 001-13995).
 10.12(c)  Tax Sharing Agreement dated as of June 17, 1998 by and among
           Alleghany Corporation and Chicago Title Corporation, filed as Exhibit 10.2 to Chicago Title Corporation's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference (Securities and Exchange
           Commission File No. 001-13995).
 10.13     Distribution Agreement dated as of May 1, 1987 between
           Alleghany and MSL Industries, Inc., filed as Exhibit 10.21 to Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1987, is incorporated herein by reference
           (Securities and Exchange Commission File No. 1-9371).
 10.14     Amendment to Distribution Agreement dated June 29, 1987,
           effective as of May 1, 1987, between Alleghany and MSL
           Industries, Inc., filed as Exhibit 10.22 to Alleghany's
           Annual Report on Form 10-K for the year ended December 31,
           1987, is incorporated herein by reference (Securities and
           Exchange Commission File No. 1-9371).
 10.15(a)  Note Purchase Agreement dated as of December 11, 1998 by and among Alleghany Properties, Inc., Alleghany and United of
           Omaha Life Insurance Company (the "Alleghany Properties 1998
           Note Purchase Agreement"), filed as Exhibit 10.18(a) to
           Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1998, is incorporated herein by reference.
           Agreements dated as of December 11, 1998 among Alleghany
           Properties, Inc., Alleghany and each of Companion Life
           Insurance Company, Hartford Life Insurance Company, The
           Lincoln National Life Insurance Company, and First
           Penn-Pacific Life Insurance Company are omitted pursuant to
           Instruction 2 of Item 601 of Regulation S-K.
 10.15(b)  List of Contents of Annexes and Exhibits to the Alleghany
           Properties 1998 Note Purchase Agreement, filed as Exhibit
           10.18(b) to Alleghany's Annual Report on Form 10-K for the
           year ended December 31, 1998, is incorporated herein by
           reference.
 10.16(a)  Installment Sales Agreement dated December 8, 1986 by and among Alleghany, Merrill Lynch, Pierce, Fenner & Smith
           Incorporated and Merrill Lynch & Co., Inc., filed as Exhibit
           10.10 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1986, is incorporated herein by reference
           (Securities and Exchange Commission File No. 1-9371).
 10.16(b)  Intercreditor and Collateral Agency Agreement dated as of
           October 20, 1997 among The Chase Manhattan Bank, Barclays
           Bank PLC and Alleghany Funding Corporation, filed as Exhibit
           10.1 to Alleghany's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1997, is incorporated herein by reference (Securities and Exchange Commission File No.
           1-9371).
 10.16(c)  Master Agreement dated as of October 20, 1997 between
           Barclays Bank PLC and Alleghany Funding Corporation, and
           related Amended Confirmation dated October 24, 1997 between
           Barclays Bank PLC and Alleghany Funding Corporation, filed as Exhibit 10.2 to Alleghany's Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1997, are incorporated herein by reference (Securities and Exchange Commission File
           No. 1-9371).
 10.16(d)  Indenture dated as of October 20, 1997 between Alleghany
           Funding Corporation and The Chase Manhattan Bank, filed as
           Exhibit 10.3 to Alleghany's Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1997, is incorporated
           herein by reference (Securities and Exchange Commission File
           No. 1-9371).

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 10.17(a)  Stock Purchase Agreement dated as of July 1, 1991 among
           Celite Holdings Corporation, Celite Corporation and Manville
           International, B.V. (the "Celite Stock Purchase Agreement"),
           filed as Exhibit 10.2(a) to Alleghany's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1991, is
           incorporated herein by reference (Securities and Exchange
           Commission File No. 1-9371).
 10.17(b)  List of Contents of Exhibits and Schedules to the Celite
           Stock Purchase Agreement, filed as Exhibit 10.2(b) to
           Alleghany's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1991, is incorporated herein by reference
           (Securities and Exchange Commission File No. 1-9371).
 10.18(a)  Joint Venture Stock Purchase Agreement dated as of July 1,
           1991 among Celite Holdings Corporation, Celite Corporation and Manville Corporation (the "Celite Joint Venture Stock
           Purchase Agreement"), filed as Exhibit 10.3(a) to
           Alleghany's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1991, is incorporated herein by reference
           (Securities and Exchange Commission File No. 1-9371).
 10.18(b)  List of Contents of Exhibits and Schedules to the Celite
           Joint Venture Stock Purchase Agreement, filed as Exhibit
           10.3(b) to Alleghany's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1991, is incorporated herein by
           reference (Securities and Exchange Commission File No.
           1-9371).
 10.19(a)  Asset Purchase Agreement dated as of July 1, 1991 among
           Celite Holdings Corporation, Celite Corporation and Manville
           Sales Corporation (the "Celite Asset Purchase Agreement"),
           filed as Exhibit 10.4(a) to Alleghany's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1991, is
           incorporated herein by reference (Securities and Exchange
           Commission File No. 1-9371).
 10.19(b)  List of Contents of Exhibits and Schedules to the Celite
           Asset Purchase Agreement, filed as Exhibit 10.4(b) to
           Alleghany's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1991, is incorporated herein by reference
           (Securities and Exchange Commission File No. 1-9371).
 10.19(c)  Amendment No. 1 dated as of July 31, 1991 to the Celite
           Asset Purchase Agreement, filed as Exhibit 10.32(c) to
           Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1991, is incorporated herein by reference
           (Securities and Exchange Commission File No. 1-9371).
 10.20(a)  Acquisition Related Agreement dated as of July 1, 1991, by and between Celite Holdings Corporation, Celite Corporation and Manville Corporation (the "Celite Acquisition Related
           Agreement"), filed as Exhibit 10.5(a) to Alleghany's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           1991, is incorporated herein by reference (Securities and
           Exchange Commission File No. 1-9371).
 10.20(b)  List of Contents of Exhibits to the Celite Acquisition
           Related Agreement, filed as Exhibit 10.5(b) to Alleghany's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           1991, is incorporated herein by reference (Securities and
           Exchange Commission File No. 1-9371).
 10.20(c)  Amendment dated as of July 31, 1991 to Celite Acquisition
           Related Agreement, filed as Exhibit 10.33(c) to Alleghany's
           Annual Report on Form 10-K for the year ended December 31,
           1991, is incorporated herein by reference (Securities and
           Exchange Commission File No. 1-9371).

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 10.21(a)  Credit Agreement dated as of March 17, 1999 among Mineral
           Holdings Inc., World Minerals Inc., the Banks named therein and The Chase Manhattan Bank, as Administrative Agent and
           Collateral Agent (the "World Minerals Credit Agreement"),
           filed as Exhibit 10.1 to Alleghany's Quarterly Report on
           Form 10-Q for the quarter ended March 31, 1999, is
           incorporated herein by reference.
 10.21(b)  List of Contents of Exhibits, Annexes and Schedules to the
           World Minerals Credit Agreement, filed as Exhibit 10.2 to
           Alleghany's Quarterly Report on Form 10-Q for the quarter
           ended March 31, 1999, is incorporated herein by reference.
 10.21(c)  Subordination Agreement dated as of March 17, 1999, among
           Alleghany Corporation and The Chase Manhattan Bank, filed as
           Exhibit 10.3 to Alleghany's Quarterly Report on Form 10-Q
           for the quarter ended March 31, 1999, is incorporated herein by reference.
 10.22(a)  Stock Purchase Agreement dated as of December 30, 1999 by and between Alleghany and Swiss Re America Holding
           Corporation, filed as Exhibit 99.1 to Alleghany's Current
           Report on Form 8-K dated December 30, 1999, is incorporated herein by reference.
 10.22(b)  Closing Agreement, dated May 10, 2000, by and between Swiss
           Re America Holding Corporation and Alleghany, filed as
           Exhibit 99.2 to Alleghany's Current Report on Form 8-K dated
           May 25, 2000, is incorporated herein by reference.
 10.23     Agreement, effective as of December 20, 2000, by and among
           Alleghany, Underwriters Reinsurance Company and London Life
           and Casualty Reinsurance Corporation.
 10.24(a)  Agreement and Plan of Amalgamation dated as of July 30, 1998 by and among Underwriters Reinsurance Company, Underwriters
           Acquisition Company Ltd. and Venton Holdings Ltd. (the
           "Amalgamation Agreement"), filed as Exhibit 10.28(a) to
           Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1998, is incorporated herein by reference.
 10.24(b)  List of Contents of Exhibits to the Amalgamation Agreement,
           filed as Exhibit 10.28(b) to Alleghany's Annual Report on
           Form 10-K for the year ended December 31, 1998, is
           incorporated herein by reference.
 10.24(c)  Amendment No. 1 dated as of September 24, 1998 to the
           Amalgamation Agreement (the "Amalgamation Amendment No. 1"),
           filed as Exhibit 10.28(c) to Alleghany's Annual Report on
           Form 10-K for the year ended December 31, 1998, is
           incorporated herein by reference.
 10.24(d)  List of Contents of Exhibits to the Amalgamation Amendment
           No. 1, filed as Exhibit 10.28(d) to Alleghany's Annual
           Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.
 10.25(a)  Credit Agreement dated as of August 14, 2000, by and among
           Alleghany Underwriting Ltd, Alleghany Underwriting Capital
           Ltd, Talbot Underwriting Limited, and Alleghany Underwriting
           Capital (Bermuda) Ltd, as Borrowers and Account Parties;
           Alleghany, as Guarantor; the Banks parties thereto from time to time; Mellon Bank, N.A., as Issuing Bank, as
           Administrative Agent and as Arranger; National Westminster
           Bank plc, as Syndication Agent and ING Bank, N.V., as
           Managing Agent (the "Alleghany Underwriting Credit
           Agreement"), filed as Exhibit 10.1 to Alleghany's Quarterly
           Report on Form 10-Q for the quarter ended September 30,
           2000, is incorporated herein by reference.
 10.25(b)  List of Contents of Exhibits and Schedules to the Alleghany
           Underwriting Credit Agreement, filed as Exhibit 10.2 to
           Alleghany's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 2000, is incorporated herein by
           reference.

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 10.25(c)  First Amendment to Credit Agreement dated as of February 1,
           2001, by and among Alleghany Underwriting Ltd, Alleghany
           Underwriting Capital Ltd, Talbot Underwriting Limited,
           Alleghany Underwriting Capital (Bermuda) Ltd, Alleghany,
           Alleghany Insurance Holdings LLC, the Banks and Agents which have signed the signature pages thereto, and Mellon Bank,
           N.A., as Bank, as Issuing Bank and as Administrative Agent
           for the Banks and the Issuing Bank.
 10.26(a)  Agreement and Plan of Merger, dated as of October 18, 2000, by and among ABN AMRO North America Holding Company,
           Alleghany Asset Management, Inc. and Alleghany, filed as
           Exhibit 2.1 to Alleghany's Current Report on Form 8-K dated
           October 23, 2000, is incorporated herein by reference.
 10.26(b)  Amendment to the Agreement and Plan of Merger dated as of
           January 17, 2001, by and among ABN AMRO North America
           Holding Company, Alleghany Asset Management, Inc. and
           Alleghany, filed as Exhibit 2.2 to Alleghany's Current
           Report on Form 8-K dated February 14, 2001, is incorporated herein by reference.
 10.26(c)  Closing Agreement dated as of February 1, 2001, by and among
           ABN AMRO North America Holding Company, Alleghany Asset
           Management, Inc. and Alleghany, filed as Exhibit 2.3 to
           Alleghany's Current Report on Form 8-K dated February 14,
           2001, is incorporated herein by reference.
 10.27(a)  Asset Purchase Agreement dated as of April 3, 2000 by and among Heads & Threads International LLC, Acktion Corporation and Reynolds Fasteners, Inc. (the "Heads & Threads Asset
           Purchase Agreement"), filed as Exhibit 10.1 to Alleghany's
           Quarterly Report on Form 10-Q for the quarter ended March
           31, 2000, is incorporated herein by reference.
 10.27(b)  List of Contents of Schedules to the Heads & Threads Asset
           Purchase Agreement, filed as Exhibit 10.2 to Alleghany's
           Quarterly Report on Form 10-Q for the quarter ended March
           31, 2000, is incorporated herein by reference.
 10.28(a)  Credit Agreement dated as of April 3, 2000 among Heads &
           Threads International LLC, various lending institutions, and
           American National Bank and Trust Company of Chicago, as
           Agent (the "Heads & Threads Credit Agreement"), filed as
           Exhibit 10.3 to Alleghany's Quarterly Report on Form 10-Q
           for the quarter ended March 31, 2000, is incorporated herein by reference.
 10.28(b)  List of Contents of Schedules and Exhibits to the Heads &
           Threads Credit Agreement, filed as Exhibit 10.4 to
           Alleghany's Quarterly Report on Form 10-Q for the quarter
           ended March 31, 2000, is incorporated herein by reference.
 10.28(c)  First Amendment dated as of April 28, 2000 to the Heads &
           Threads Credit Agreement.
 10.28(d)  Second Amendment dated as of November 27, 2000 to the Heads
           & Threads Credit Agreement.
 13        Pages 3 through 4, 6 through 7, 11 through 13, 15 through
           17, 19 through 21, 24, and 26 through 46 of the Annual
           Report to Stockholders of Alleghany for the year 2000.

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 21        List of subsidiaries of Alleghany.
 23        Consent of KPMG LLP, independent certified public
           accountants, to the incorporation by reference of their
           reports relating to the financial statements and related
           schedules of Alleghany and subsidiaries in Alleghany's
           Registration Statements on Form S-8 (Registration No.
           333-37237), Form S-8 (Registration No. 333-57133) Form S-8
           (Registration No. 333-76159), Form S-3 (Registration No.
           33-55707), Form S-3 (Registration No. 33-62477), Form S-3
           (Registration No. 333-09881), and Form S-3 (Registration No.
           333-13971).
 27        Financial Data Schedule.

---------------
* Compensatory plan or arrangement.

     (b) Reports on Form 8-K.

     Alleghany filed a report on Form 8-K dated October 23, 2000 to report in
Item 5 that on October 18, 2000, Alleghany entered into an Agreement and Plan of Merger with ABN AMRO North America Holding Company and Alleghany Asset Management, Inc., pursuant to which Alleghany Asset Management would become a wholly owned subsidiary of ABN AMRO North America Holding Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALLEGHANY CORPORATION
                                          (Registrant)

Date: March 20, 2001                                        By /s/ JOHN J. BURNS, JR.
                                                            ----------------------------------------------------
                                                               John J. Burns, Jr.
                                                               President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2001                                        By /s/ REX D. ADAMS
                                                            ----------------------------------------------------
                                                               Rex D. Adams
                                                               Director

Date: March 20, 2001                                        By /s/ JOHN J. BURNS, JR.
                                                            ----------------------------------------------------
                                                               John J. Burns, Jr.
                                                               President and Director
                                                               (principal executive officer)

Date: March 20, 2001                                        By /s/ DAN R. CARMICHAEL
                                                            ----------------------------------------------------
                                                               Dan R. Carmichael
                                                               Director

Date: March 20, 2001                                        By /s/ DAVID B. CUMING
                                                            ----------------------------------------------------
                                                               David B. Cuming
                                                               Senior Vice President
                                                               (principal financial officer)

Date: March 20, 2001                                        By /s/ THOMAS S. JOHNSON
                                                            ----------------------------------------------------
                                                               Thomas S. Johnson
                                                               Director

Date: March 20, 2001                                        By /s/ ALLAN P. KIRBY, JR.
                                                            ----------------------------------------------------
                                                               Allan P. Kirby, Jr.
                                                               Director

Date: March 20, 2001                                        By /s/ F.M. KIRBY
                                                            ----------------------------------------------------
                                                               F.M. Kirby
                                                               Chairman of the Board and Director

Date: March 20, 2001                                        By /s/ WILLIAM K. LAVIN
                                                            -------------------------------------------------
                                                            William K. Lavin
                                                            Director

Date: March 20, 2001                                        By /s/ ROGER NOALL
                                                            ----------------------------------------------------
                                                               Roger Noall
                                                               Director

Date: March 20, 2001                                        By /s/ PETER R. SISMONDO
                                                            ----------------------------------------------------
                                                               Peter R. Sismondo
                                                               Vice President, Controller, Treasurer and
                                                               Assistant Secretary
                                                               (principal accounting officer)

Date: March 20, 2001                                        By /s/ JAMES F. WILL
                                                            ----------------------------------------------------
                                                               James F. Will
                                                               Director

                     ALLEGHANY CORPORATION AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

I    SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED
     PARTIES.....................................................    33

II   CONDENSED FINANCIAL INFORMATION OF REGISTRANT...............    34
III  SUPPLEMENTARY INSURANCE INFORMATION.........................    38
IV   REINSURANCE.................................................    39
VI   SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
     INSURANCE OPERATIONS........................................    40
     INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT.........    41
     SCHEDULES...................................................

     All other schedules are omitted since they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

                                                                      SCHEDULE I

                     ALLEGHANY CORPORATION AND SUBSIDIARIES

                      SUMMARY OF INVESTMENTS -- OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                                     AMOUNT AT
                                                                                    WHICH SHOWN
                                                                                      IN THE
                                                                          FAIR        BALANCE
TYPE OF INVESTMENT                                            COST       VALUE         SHEET
------------------                                          --------    --------    -----------
Fixed maturities:
  Bonds:
     United States Government and government agencies and
       authorities States, municipalities and political
       subdivisions.......................................  $      0    $      0     $      0
     Foreign governments..................................         0           0            0
     Public utilities.....................................         0           0            0
     All other corporate bonds............................     8,882       8,882        8,882
  Redeemable preferred stock..............................         0           0            0
                                                            --------    --------     --------
       Fixed maturities...................................  $  8,882    $  8,882     $  8,882
                                                            --------    --------     --------
Equity securities:
  Common stocks:
     Banks, trust, and insurance companies................  $      0    $      0     $      0
     Industrial, miscellaneous, and all other.............   222,101     535,377      535,377
                                                            --------    --------     --------
       Equity securities..................................   222,101    $535,377      535,377
                                                            --------    ========     --------
Other long-term investments...............................         0                        0
Short-term investments....................................   342,341                  342,341
                                                            --------                 --------
          Total investments...............................  $573,324                 $886,600
                                                            ========                 ========

                                                                     SCHEDULE II

                             ALLEGHANY CORPORATION

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                 2000          1999
                                                              ----------    ----------
ASSETS
  Equity securities (cost: 2000 $217,220; 1999 $131,398)....  $  530,391    $  258,871
  Short-term investments....................................     337,104       120,514
  Cash......................................................       1,422          (110)
  Accounts and other receivables, less allowances...........       5,649         5,782
  Property and equipment -- at cost, less accumulated
     depreciation...........................................         117           141
  Other assets..............................................       8,859         8,571
  Net assets from discontinued operations...................      61,785        42,599
  Investment in consolidated subsidiaries...................     404,530       849,934
                                                              ----------    ----------
                                                              $1,349,857    $1,286,302
                                                              ==========    ==========
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
  Other liabilities.........................................  $   46,899    $   56,767
  Net deferred tax liability................................     106,686        90,440
  Long-term debt............................................      31,198        31,198
                                                              ----------    ----------
          Total liabilities.................................     184,783       178,405
Commitments and contingent liabilities......................
Common stockholders' equity.................................   1,165,074     1,107,897
                                                              ----------    ----------
                                                              $1,349,857    $1,286,302
                                                              ==========    ==========

           See accompanying Notes to Condensed Financial Statements.

                                                                     SCHEDULE II

                             ALLEGHANY CORPORATION

                        CONDENSED STATEMENTS OF EARNINGS
                      THREE YEARS ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                               2000         1999       1998
                                                             ---------    --------    -------
REVENUES:
  Interest, dividend and other income......................  $  32,077    $  9,530    $73,477
  Net gain on sale of subsidiary...........................    136,734           0          0
  Net gain on investment transactions......................     10,045      85,174        318
                                                             ---------    --------    -------
          Total revenues...................................    178,856      94,704     73,795
                                                             ---------    --------    -------
Costs and Expenses:
  Interest expense.........................................      3,002       4,397      6,597
  General and administrative...............................     23,220      17,632     91,934
                                                             ---------    --------    -------
          Total costs and expenses.........................     26,222      22,029     98,531
                                                             ---------    --------    -------
          Operating gain (loss)............................    152,634      72,675    (24,736)
Equity in (loss) earnings of consolidated subsidiaries.....   (164,778)     34,995     80,019
                                                             ---------    --------    -------
  Earnings from continuing operations, before income
     taxes.................................................    (12,144)    107,670     55,283
Income taxes...............................................    (46,119)     39,747     13,500
                                                             ---------    --------    -------
  Earnings from continuing operations......................     33,975      67,923     41,783
  Earnings from discontinued operations, net of tax........     34,882      32,182     54,323
                                                             ---------    --------    -------
  Net earnings.............................................  $  68,857    $100,105    $96,106
                                                             =========    ========    =======

           See accompanying Notes to Condensed Financial Statements.

                                                                     SCHEDULE II

                             ALLEGHANY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                            2000         1999         1998
                                                          ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Earnings from continuing operations...................  $  33,975    $  67,923    $  41,783
  Adjustments to reconcile earnings from continuing
     operations to cash provided by (used in) continuing
     operations:
     Depreciation and amortization......................         44           23          894
     Net (gain) loss on investment transactions.........   (146,780)     (85,174)        (318)
     Tax benefit on stock options exercised.............      3,127        2,241        2,473
     Decrease (increase) in accounts and other
       receivables, less allowances.....................        133        9,629       (7,432)
     Decrease (increase) in other assets................       (288)       1,387      (15,327)
     Increase (decrease) in other liabilities...........    (32,784)      15,412       (8,562)
     Other operating, net...............................          0           (6)         471
     Equity in undistributed net earnings of
       consolidated subsidiaries........................    107,720      (28,434)     (57,474)
                                                          ---------    ---------    ---------
     Net adjustments....................................    (68,828)     (84,922)     (85,275)
                                                          ---------    ---------    ---------
     Cash used in operating activities..................    (34,853)     (16,999)     (43,492)
                                                          ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments...............................    (45,587)      (6,777)        (195)
  Sales of investments..................................     43,903      168,132        7,015
  Capital contributions to consolidated subsidiaries....    (70,587)     (11,050)        (263)
  Cash dividends from consolidated subsidiaries.........      5,970        5,202       53,452
  Purchase of property and equipment....................        (20)          10       (2,613)
  Disposition of property and equipment.................          0            0            0
  Net change in short-term investments..................   (216,590)    (120,507)       3,942
  Proceeds from the sale of Underwriters Re Group, net
     of cash disposed...................................    385,744            0            0
                                                          ---------    ---------    ---------
     Net cash provided by (used in) investing
       activities.......................................    102,833       35,010       61,338
                                                          ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt..................          0      (56,300)    (100,800)
  Proceeds of long-term debt............................          0       38,100      125,359
  Cash provided by discontinued operations..............     16,255       15,000       12,278
  Net cash transferred to subsidiary....................          0         (358)           0
  Treasury stock acquisitions...........................    (86,245)     (22,292)     (72,135)
  Other, net............................................      3,542        6,730       18,451
                                                          ---------    ---------    ---------
     Net cash (used in) provided by financing
       activities.......................................    (66,448)     (19,120)     (16,847)
                                                          ---------    ---------    ---------
     Net (decrease) increase in cash....................      1,532       (1,109)         999
CASH AT BEGINNING OF YEAR...............................       (110)         999            0
                                                          ---------    ---------    ---------
CASH AT END OF YEAR.....................................  $   1,422    ($    110)   $     999
                                                          =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for interest................  $   2,072    $   5,374    $   5,147
  Cash paid during the year for income taxes............  $  59,073    $  16,455    $  56,112
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Book value of spin-off of Chicago Title and Trust
     Company............................................  $       0    $       0    $ 413,767

           See accompanying Notes to Condensed Financial Statements.

                                                                     SCHEDULE II

                             ALLEGHANY CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

     1. Investment in Consolidated Subsidiaries. Reference is made to Note 1 of the Notes to Consolidated Financial Statements incorporated herein by reference.

     2. Long-Term Debt. Reference is made to Note 6 of the Notes to Consolidated Financial Statements incorporated herein by reference for information regarding the significant provisions of the revolving credit loan agreement of Alleghany. Included in long-term debt in the accompanying condensed balance sheets is $19,123 and $12,075 in 2000 and 1999 of intercompany notes payable to Alleghany Funding and World Minerals, respectively.

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

                                                                    SCHEDULE III

                     ALLEGHANY CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)

                                     AT DECEMBER 31                     FOR THE YEAR ENDED DECEMBER 31
                     ----------------------------------------------   ----------------------------------
                                     FUTURE
                                     POLICY                 OTHER                             BENEFITS,
                                   BENEFITS,                POLICY                             CLAIMS,
                      DEFERRED      LOSSES,                 CLAIMS                              LOSSES
                       POLICY        CLAIMS                  AND                    NET          AND
                     ACQUISITION    AND LOSS    UNEARNED   BENEFITS   PREMIUM    INVESTMENT   SETTLEMENT
YEAR    SEGMENT         COST        EXPENSES    PREMIUMS   PAYABLE    REVENUE      INCOME      EXPENSES
----  ------------   -----------   ----------   --------   --------   --------   ----------   ----------
2000  Property and
        casualty
      reinsurance      $48,800     $  855,905   $217,754      $0      $365,568    $46,506      $392,006
                       =======     ==========   ========      ==      ========    =======      ========
1999  Property and
        casualty
      reinsurance      $97,593     $1,973,924   $419,608      $0      $719,846    $95,194      $548,459
                       =======     ==========   ========      ==      ========    =======      ========
1998  Property and
        casualty
      reinsurance      $93,397     $1,554,818   $389,603      $0      $420,809    $80,404      $288,259
                       =======     ==========   ========      ==      ========    =======      ========

        FOR THE YEAR ENDED DECEMBER 31
      -----------------------------------

      AMORTIZATION
      OF DEFERRED
         POLICY        OTHER
      ACQUISITION    OPERATING   PREMIUMS
YEAR     COSTS       EXPENSES    WRITTEN
----  ------------   ---------   --------
2000
        $109,126      $85,312    $364,140
        ========      =======    ========
1999
        $172,527      $86,663    $725,436
        ========      =======    ========
1998
        $113,170      $54,805    $438,162
        ========      =======    ========

                                                                     SCHEDULE IV

                     ALLEGHANY CORPORATION AND SUBSIDIARIES

                                  REINSURANCE
                      THREE YEARS ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                    PERCENTAGE
                                CEDED TO     ASSUMED                OF AMOUNT
                      GROSS       OTHER     FROM OTHER     NET       ASSUMED
YEAR    SEGMENT       AMOUNT    COMPANIES   COMPANIES     AMOUNT      TO NET
----  ------------   --------   ---------   ----------   --------   ----------
2000  Property and
        casualty
      reinsurance
        premiums     $287,566   $267,592     $345,594    $365,568       95%
                     ========   ========     ========    ========       ==
1999  Property and
        casualty
      reinsurance
        premiums     $312,839   $182,683     $589,690    $719,846       82%
                     ========   ========     ========    ========       ==
1998  Property and
        casualty
      reinsurance
        premiums     $144,812   $110,377     $386,374    $420,809       92%
                     ========   ========     ========    ========       ==

                                                                     SCHEDULE VI

                     ALLEGHANY CORPORATION AND SUBSIDIARIES

   SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                 (IN THOUSANDS)

                                                          DISCOUNT,
                                                           IF ANY,
                                             RESERVES     DEDUCTED                                         CLAIMS AND CLAIM
                                               FOR       IN RESERVES                                      ADJUSTMENT EXPENSES
                                              UNPAID     FOR UNPAID                                       INCURRED RELATED TO
                               DEFERRED       CLAIMS       CLAIMS                                         -------------------
        AFFILIATION             POLICY      AND CLAIM     AND CLAIM                             NET         (1)        (2)
            WITH              ACQUISITION   ADJUSTMENT   ADJUSTMENT    UNEARNED    EARNED    INVESTMENT   CURRENT     PRIOR
         REGISTRANT              COST        EXPENSES     EXPENSES     PREMIUMS   PREMIUMS     INCOME       YEAR       YEAR
        -----------           -----------   ----------   -----------   --------   --------   ----------   --------   --------
2000
  Consolidated
    property-casualty
    entities................    $48,800     $  855,905       $0        $217,754   $365,568    $46,506     $314,722   $ 77,284
                                -------     ----------       --        --------   --------    -------     --------   --------
1999
  Consolidated
    property-casualty
    entities................    $97,593     $1,973,924       $0        $419,608   $719,846    $95,194     $516,704   $ 31,755
                                -------     ----------       --        --------   --------    -------     --------   --------
1998
  Consolidated
    property-casualty
    entities................    $93,397     $1,554,818       $0        $389,603   $420,809    $80,404     $290,513   ($ 2,254)
                                -------     ----------       --        --------   --------    -------     --------   --------


                              AMORTIZATION
                              OF DEFERRED    PAID CLAIMS
        AFFILIATION              POLICY       AND CLAIM
            WITH              ACQUISITION    ADJUSTMENT    PREMIUMS
         REGISTRANT              COSTS        EXPENSES     WRITTEN
        -----------           ------------   -----------   --------
2000
  Consolidated
    property-casualty
    entities................    $109,126      $163,939     $364,140
                                --------      --------     --------
1999
  Consolidated
    property-casualty
    entities................    $172,527      $395,035     $725,436
                                --------      --------     --------
1998
  Consolidated
    property-casualty
    entities................    $113,170      $192,031     $438,162
                                --------      --------     --------

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  Alleghany Corporation:

     Under date of March 8, 2001, we reported on the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of earnings, changes in common stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000 as contained in the 2000 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statements schedules as listed in the accompanying index. These financial statements schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements schedules based on our audits.

     In our opinion, such financial statements schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

                                          KPMG LLP

New York, New York
March 8, 2001

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
  3.01     Restated Certificate of Incorporation of Alleghany, as
           amended by Amendment accepted and received for filing by the
           Secretary of State of the State of Delaware on June 23,
           1988, filed as Exhibit 20 to Alleghany's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1988, is
           incorporated herein by reference (Securities and Exchange
           Commission File No. 1-9371).
  3.02     By-Laws of Alleghany as amended April 18, 1995, filed as
           Exhibit 3.1 to Alleghany's Quarterly Report on Form 10-Q for
           the quarter ended March 31, 1995, is incorporated herein by reference.
*10.01     Description of Alleghany Management Incentive Plan, filed as
           Exhibit 10.01 to Alleghany's Annual Report on Form 10-K for
           the year ended December 31, 1993, is incorporated herein by reference.
*10.02     Alleghany Corporation Deferred Compensation Plan, as amended and restated as of December 15, 1992, filed as Exhibit 10.03 to Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1992, is incorporated herein by reference.
*10.03     Alleghany 1993 Long-Term Incentive Plan, as amended and
           restated effective as of January 1, 1994, filed as Exhibit
           10.06(b) to Alleghany's Annual Report on Form 10-K for the
           year ended December 31, 1994, is incorporated herein by
           reference.
*10.04     Alleghany Supplemental Death Benefit Plan dated as of May
           15, 1985 and effective as of January 1, 1985, filed as
           Exhibit 10.08 to Old Alleghany's Annual Report on Form 10-K
           for the year ended December 31, 1985, is incorporated herein by reference (Securities and Exchange Commission File No.
           1-9371).
*10.05(a)  Trust Agreement Amendment made as of July 8, 1994 between
           Alleghany and Chemical Bank, filed as Exhibit 10.08(a) to
           Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1995, is incorporated herein by reference.
*10.05(b)  Alleghany Retirement Plan, as amended and restated on March
           14, 1995, filed as Exhibit 10.08(c) to Alleghany's Annual
           Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.
*10.05(c)  Amendments to Alleghany Retirement Plan, effective as of
           January 1, 1996, filed as Exhibit 10.1 to Alleghany's
           Quarterly Report on Form 10-Q for the quarter ended March
           31, 1996, is incorporated herein by reference.
*10.05(d)  Amendments to Alleghany Retirement Plan, effective as of
           January 1, 1998, filed as Exhibit 10.05(d) to Alleghany's
           Annual Report on Form 10-K for the year ended December 31,
           1997, are incorporated herein by reference.
*10.06     Alleghany Retirement COLA Plan dated and effective as of
           January 1, 1992, as adopted on March 17, 1992, filed as
           Exhibit 10.7 to Alleghany's Annual Report on Form 10-K for
           the year ended December 31, 1991, are incorporated herein by reference (Securities and Exchange Commission File No.
           1-9371).
*10.07     Description of Alleghany Group Long Term Disability Plan
           effective as of July 1, 1995, filed as Exhibit 10.10 to
           Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1995, is incorporated herein by reference.
*10.08(a)  Alleghany Amended and Restated Directors' Stock Option Plan
           effective as of April 20, 1993, filed as Exhibit 10.1 to
           Alleghany's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1993, is incorporated herein by reference.
*10.08(b)  Alleghany 2000 Directors' Stock Option Plan effective April
           28, 2000, filed as Exhibit A to Alleghany's Proxy Statement, filed in connection with its Annual Meeting of Stockholders held on April 28, 2000, is incorporated herein by reference.

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
*10.09     Alleghany Directors' Equity Compensation Plan, effective as of January 16, 1995, filed as Exhibit 10.11 to Alleghany's
           Annual Report on Form 10-K for the year ended December 31,
           1994, is incorporated herein by reference.
*10.10     Alleghany Non-Employee Directors' Retirement Plan effective
           July 1, 1990, filed as Exhibit 10.1 to Alleghany's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1990, is incorporated herein by reference (Securities and Exchange
           Commission File No. 1-9371).
 10.11(a)  364-Day Revolving Credit Agreement dated as of November 22,
           2000, by and between Alleghany, the banks which are
           signatories thereto, and U.S. Bank National Association, as agent for the banks ("The 364-Day Revolving Credit
           Agreement").
 10.11(b)  List of Contents of Exhibits and Schedules to the 364-Day
           Revolving Credit Agreement. Alleghany agrees to furnish
           supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
 10.11(c)  Five-Year Revolving Credit Agreement dated as of November
           22, 2000, by and between Alleghany, the banks which are
           signatories thereto, and U.S. Bank National Association, as agent for the banks ("The Five-Year Revolving Credit
           Agreement").
 10.11(d)  List of Contents of Exhibits and Schedules to the Five-Year
           Revolving Credit Agreement. Alleghany agrees to furnish
           supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
 10.12(a)  Distribution Agreement dated as of June 16, 1998 by and between Alleghany Corporation and Chicago Title Corporation
           (the "Spin-Off Distribution Agreement"), filed as Exhibit
           2.1(a) to Chicago Title Corporation's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1998, is
           incorporated herein by reference (Securities and Exchange
           Commission File No. 001-13995).
 10.12(b)  List of Contents of Exhibits to the Spin-Off Distribution
           Agreement, filed as Exhibit 2.1(b) to Chicago Title
           Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference
           (Securities and Exchange Commission File No. 001-13995).
 10.12(c)  Tax Sharing Agreement dated as of June 17, 1998 by and among
           Alleghany Corporation and Chicago Title Corporation, filed as Exhibit 10.2 to Chicago Title Corporation's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference (Securities and Exchange
           Commission File No. 001-13995).
 10.13     Distribution Agreement dated as of May 1, 1987 between
           Alleghany and MSL Industries, Inc., filed as Exhibit 10.21 to Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1987, is incorporated herein by reference
           (Securities and Exchange Commission File No. 1-9371).
 10.14     Amendment to Distribution Agreement dated June 29, 1987,
           effective as of May 1, 1987, between Alleghany and MSL
           Industries, Inc., filed as Exhibit 10.22 to Alleghany's
           Annual Report on Form 10-K for the year ended December 31,
           1987, is incorporated herein by reference (Securities and
           Exchange Commission File No. 1-9371).
 10.15(a)  Note Purchase Agreement dated as of December 11, 1998 by and among Alleghany Properties, Inc., Alleghany and United of
           Omaha Life Insurance Company (the "Alleghany Properties 1998
           Note Purchase Agreement"), filed as Exhibit 10.18(a) to
           Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1998, is incorporated herein by reference.
           Agreements dated as of December 11, 1998 among Alleghany
           Properties, Inc., Alleghany and each of Companion Life
           Insurance Company, Hartford Life Insurance Company, The
           Lincoln National Life Insurance Company, and First
           Penn-Pacific Life Insurance Company are omitted pursuant to
           Instruction 2 of Item 601 of Regulation S-K.

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 10.15(b)  List of Contents of Annexes and Exhibits to the Alleghany
           Properties 1998 Note Purchase Agreement, filed as Exhibit
           10.18(b) to Alleghany's Annual Report on Form 10-K for the
           year ended December 31, 1998, is incorporated herein by
           reference.
 10.16(a)  Installment Sales Agreement dated December 8, 1986 by and among Alleghany, Merrill Lynch, Pierce, Fenner & Smith
           Incorporated and Merrill Lynch & Co., Inc., filed as Exhibit
           10.10 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1986, is incorporated herein by reference
           (Securities and Exchange Commission File No. 1-9371).
 10.16(b)  Intercreditor and Collateral Agency Agreement dated as of
           October 20, 1997 among The Chase Manhattan Bank, Barclays
           Bank PLC and Alleghany Funding Corporation, filed as Exhibit
           10.1 to Alleghany's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1997, is incorporated herein by reference (Securities and Exchange Commission File No.
           1-9371).
 10.16(c)  Master Agreement dated as of October 20, 1997 between
           Barclays Bank PLC and Alleghany Funding Corporation, and
           related Amended Confirmation dated October 24, 1997 between
           Barclays Bank PLC and Alleghany Funding Corporation, filed as Exhibit 10.2 to Alleghany's Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1997, are incorporated herein by reference (Securities and Exchange Commission File
           No. 1-9371).
 10.16(d)  Indenture dated as of October 20, 1997 between Alleghany
           Funding Corporation and The Chase Manhattan Bank, filed as
           Exhibit 10.3 to Alleghany's Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1997, is incorporated
           herein by reference (Securities and Exchange Commission File
           No. 1-9371).
 10.17(a)  Stock Purchase Agreement dated as of July 1, 1991 among
           Celite Holdings Corporation, Celite Corporation and Manville
           International, B.V. (the "Celite Stock Purchase Agreement"),
           filed as Exhibit 10.2(a) to Alleghany's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1991, is
           incorporated herein by reference (Securities and Exchange
           Commission File No. 1-9371).
 10.17(b)  List of Contents of Exhibits and Schedules to the Celite
           Stock Purchase Agreement, filed as Exhibit 10.2(b) to
           Alleghany's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1991, is incorporated herein by reference
           (Securities and Exchange Commission File No. 1-9371).
 10.18(a)  Joint Venture Stock Purchase Agreement dated as of July 1,
           1991 among Celite Holdings Corporation, Celite Corporation and Manville Corporation (the "Celite Joint Venture Stock
           Purchase Agreement"), filed as Exhibit 10.3(a) to
           Alleghany's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1991, is incorporated herein by reference
           (Securities and Exchange Commission File No. 1-9371).
 10.18(b)  List of Contents of Exhibits and Schedules to the Celite
           Joint Venture Stock Purchase Agreement, filed as Exhibit
           10.3(b) to Alleghany's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1991, is incorporated herein by
           reference (Securities and Exchange Commission File No.
           1-9371).
 10.19(a)  Asset Purchase Agreement dated as of July 1, 1991 among
           Celite Holdings Corporation, Celite Corporation and Manville
           Sales Corporation (the "Celite Asset Purchase Agreement"),
           filed as Exhibit 10.4(a) to Alleghany's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1991, is
           incorporated herein by reference (Securities and Exchange
           Commission File No. 1-9371).

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 10.19(b)  List of Contents of Exhibits and Schedules to the Celite
           Asset Purchase Agreement, filed as Exhibit 10.4(b) to
           Alleghany's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1991, is incorporated herein by reference
           (Securities and Exchange Commission File No. 1-9371).
 10.19(c)  Amendment No. 1 dated as of July 31, 1991 to the Celite
           Asset Purchase Agreement, filed as Exhibit 10.32(c) to
           Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1991, is incorporated herein by reference
           (Securities and Exchange Commission File No. 1-9371).
 10.20(a)  Acquisition Related Agreement dated as of July 1, 1991, by and between Celite Holdings Corporation, Celite Corporation and Manville Corporation (the "Celite Acquisition Related
           Agreement"), filed as Exhibit 10.5(a) to Alleghany's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           1991, is incorporated herein by reference (Securities and
           Exchange Commission File No. 1-9371).
 10.20(b)  List of Contents of Exhibits to the Celite Acquisition
           Related Agreement, filed as Exhibit 10.5(b) to Alleghany's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           1991, is incorporated herein by reference (Securities and
           Exchange Commission File No. 1-9371).
 10.20(c)  Amendment dated as of July 31, 1991 to Celite Acquisition
           Related Agreement, filed as Exhibit 10.33(c) to Alleghany's
           Annual Report on Form 10-K for the year ended December 31,
           1991, is incorporated herein by reference (Securities and
           Exchange Commission File No. 1-9371).
 10.21(a)  Credit Agreement dated as of March 17, 1999 among Mineral
           Holdings Inc., World Minerals Inc., the Banks named therein and The Chase Manhattan Bank, as Administrative Agent and
           Collateral Agent (the "World Minerals Credit Agreement"),
           filed as Exhibit 10.1 to Alleghany's Quarterly Report on
           Form 10-Q for the quarter ended March 31, 1999, is
           incorporated herein by reference.
 10.21(b)  List of Contents of Exhibits, Annexes and Schedules to the
           World Minerals Credit Agreement, filed as Exhibit 10.2 to
           Alleghany's Quarterly Report on Form 10-Q for the quarter
           ended March 31, 1999, is incorporated herein by reference.
 10.21(c)  Subordination Agreement dated as of March 17, 1999, among
           Alleghany Corporation and The Chase Manhattan Bank, filed as
           Exhibit 10.3 to Alleghany's Quarterly Report on Form 10-Q
           for the quarter ended March 31, 1999, is incorporated herein by reference.
 10.22(a)  Stock Purchase Agreement dated as of December 30, 1999 by and between Alleghany and Swiss Re America Holding
           Corporation, filed as Exhibit 99.1 to Alleghany's Current
           Report on Form 8-K dated December 30, 1999, is incorporated herein by reference.
 10.22(b)  Closing Agreement, dated May 10, 2000, by and between Swiss
           Re America Holding Corporation and Alleghany, filed as
           Exhibit 99.2 to Alleghany's Current Report on Form 8-K dated
           May 25, 2000, is incorporated herein by reference.
 10.23     Agreement, effective as of December 20, 2000, by and among
           Alleghany, Underwriters Reinsurance Company and London Life
           and Casualty Reinsurance Corporation.
 10.24(a)  Agreement and Plan of Amalgamation dated as of July 30, 1998 by and among Underwriters Reinsurance Company, Underwriters
           Acquisition Company Ltd. and Venton Holdings Ltd. (the
           "Amalgamation Agreement"), filed as Exhibit 10.28(a) to
           Alleghany's Annual Report on Form 10-K for the year ended
           December 31, 1998, is incorporated herein by reference.
 10.24(b)  List of Contents of Exhibits to the Amalgamation Agreement,
           filed as Exhibit 10.28(b) to Alleghany's Annual Report on
           Form 10-K for the year ended December 31, 1998, is
           incorporated herein by reference.

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 10.24(c)  Amendment No. 1 dated as of September 24, 1998 to the
           Amalgamation Agreement (the "Amalgamation Amendment No. 1"),
           filed as Exhibit 10.28(c) to Alleghany's Annual Report on
           Form 10-K for the year ended December 31, 1998, is
           incorporated herein by reference.
 10.24(d)  List of Contents of Exhibits to the Amalgamation Amendment
           No. 1, filed as Exhibit 10.28(d) to Alleghany's Annual
           Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.
 10.25(a)  Credit Agreement dated as of August 14, 2000, by and among
           Alleghany Underwriting Ltd, Alleghany Underwriting Capital
           Ltd, Talbot Underwriting Limited, and Alleghany Underwriting
           Capital (Bermuda) Ltd, as Borrowers and Account Parties;
           Alleghany, as Guarantor; the Banks parties thereto from time to time; Mellon Bank, N.A., as Issuing Bank, as
           Administrative Agent and as Arranger; National Westminster
           Bank plc, as Syndication Agent and ING Bank, N.V., as
           Managing Agent (the "Alleghany Underwriting Credit
           Agreement"), filed as Exhibit 10.1 to Alleghany's Quarterly
           Report on Form 10-Q for the quarter ended September 30,
           2000, is incorporated herein by reference.
 10.25(b)  List of Contents of Exhibits and Schedules to the Alleghany
           Underwriting Credit Agreement, filed as Exhibit 10.2 to
           Alleghany's Quarterly Report on Form 10-Q for the quarter
           ended September 30, 2000, is incorporated herein by
           reference.
 10.25(c)  First Amendment to Credit Agreement dated as of February 1,
           2001, by and among Alleghany Underwriting Ltd, Alleghany
           Underwriting Capital Ltd, Talbot Underwriting Limited,
           Alleghany Underwriting Capital (Bermuda) Ltd, Alleghany,
           Alleghany Insurance Holdings LLC, the Banks and Agents which have signed the signature pages thereto, and Mellon Bank,
           N.A., as Bank, as Issuing Bank and as Administrative Agent
           for the Banks and the Issuing Bank.
 10.26(a)  Agreement and Plan of Merger, dated as of October 18, 2000, by and among ABN AMRO North America Holding Company,
           Alleghany Asset Management, Inc. and Alleghany, filed as
           Exhibit 2.1 to Alleghany's Current Report on Form 8-K dated
           October 23, 2000, is incorporated herein by reference.
 10.26(b)  Amendment to the Agreement and Plan of Merger dated as of
           January 17, 2001, by and among ABN AMRO North America
           Holding Company, Alleghany Asset Management, Inc. and
           Alleghany, filed as Exhibit 2.2 to Alleghany's Current
           Report on Form 8-K dated February 14, 2001, is incorporated herein by reference.
 10.26(c)  Closing Agreement dated as of February 1, 2001, by and among
           ABN AMRO North America Holding Company, Alleghany Asset
           Management, Inc. and Alleghany, filed as Exhibit 2.3 to
           Alleghany's Current Report on Form 8-K dated February 14,
           2001, is incorporated herein by reference.
 10.27(a)  Asset Purchase Agreement dated as of April 3, 2000 by and among Heads & Threads International LLC, Acktion Corporation and Reynolds Fasteners, Inc. (the "Heads & Threads Asset
           Purchase Agreement"), filed as Exhibit 10.1 to Alleghany's
           Quarterly Report on Form 10-Q for the quarter ended March
           31, 2000, is incorporated herein by reference.
 10.27(b)  List of Contents of Schedules to the Heads & Threads Asset
           Purchase Agreement, filed as Exhibit 10.2 to Alleghany's
           Quarterly Report on Form 10-Q for the quarter ended March
           31, 2000, is incorporated herein by reference.
 10.28(a)  Credit Agreement dated as of April 3, 2000 among Heads &
           Threads International LLC, various lending institutions, and
           American National Bank and Trust Company of Chicago, as
           Agent (the "Heads & Threads Credit Agreement"), filed as
           Exhibit 10.3 to Alleghany's Quarterly Report on Form 10-Q
           for the quarter ended March 31, 2000, is incorporated herein by reference.

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 10.28(b)  List of Contents of Schedules and Exhibits to the Heads &
           Threads Credit Agreement, filed as Exhibit 10.4 to
           Alleghany's Quarterly Report on Form 10-Q for the quarter
           ended March 31, 2000, is incorporated herein by reference.
 10.28(c)  First Amendment dated as of April 28, 2000 to the Heads &
           Threads Credit Agreement.
 10.28(d)  Second Amendment dated as of November 27, 2000 to the Heads
           & Threads Credit Agreement.
 13        Pages 3 through 4, 6 through 7, 11 through 13, 15 through
           17, 19 through 21, 24, and 26 through 46 of the Annual
           Report to Stockholders of Alleghany for the year 2000.
 21        List of subsidiaries of Alleghany.
 23        Consent of KPMG LLP, independent certified public
           accountants, to the incorporation by reference of their
           reports relating to the financial statements and related
           schedules of Alleghany and subsidiaries in Alleghany's
           Registration Statements on Form S-8 (Registration No.
           333-37237), Form S-8 (Registration No. 333-57133) Form S-8
           (Registration No. 333-76159), Form S-3 (Registration No.
           33-55707), Form S-3 (Registration No. 33-62477), Form S-3
           (Registration No. 333-09881), and Form S-3 (Registration No.
           333-13971).
 27        Financial Data Schedule.

---------------
* Compensatory plan or arrangement.