Form 10-Q
period 2001-03-31
ALLEGHANY CORP /DE
filed 2001-05-14
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR QUARTER ENDED MARCH 31, 2001

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

                             YES [X]         NO [ ]


    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASS
     OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT:


                                   7,263,018
                                   ---------
                             (AS OF MARCH 31, 2001)

                          ITEM 1. FINANCIAL STATEMENTS

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2001 AND 2000
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)




                                                                                        2001            2000***
                                                                                    ----------        ----------
REVENUES
         Net property and casualty premiums earned                                  $   76,447        $  155,089
         Interest, dividend and other income                                            55,413            54,356
         Net mineral and filtration sales                                               50,158            49,106
         Gain on sale of subsidiary                                                    775,823                 0
         Net gain on investment transactions                                             1,065               394
                                                                                    ----------        ----------
                 Total revenues                                                        958,906           258,945
                                                                                    ----------        ----------

COSTS AND EXPENSES
         Commissions and brokerage expenses                                             20,599            44,136
         Salaries, administrative and other operating expenses                          53,173            54,011
         Property and casualty losses and loss adjustment expenses                      63,670           166,004
         Cost of mineral and filtration sales                                           38,913            34,658
         Interest expense                                                                4,014             7,699
         Corporate administration                                                       23,731             5,571
                                                                                    ----------        ----------
                 Total costs and expenses                                              204,100           312,079
                                                                                    ----------        ----------

                 Earnings (loss) from continuing operations, before income taxes       754,806           (53,134)

Income taxes                                                                           294,331           (19,802)
                                                                                    ----------        ----------

                 Earnings (loss) from continuing operations                            460,475           (33,332)

DISCONTINUED OPERATIONS
(Loss) earnings from discontinued operations, net of tax                                (5,066)            8,626
                                                                                    ----------        ----------
                 Net earnings (loss)                                                $  455,409          ($24,706)
                                                                                    ==========        ==========

BASIC EARNINGS PER SHARE OF COMMON STOCK **
                 Continuing operations                                              $    63.69            ($4.39)
                 Discontinued operations                                                 (0.70)             1.14
                                                                                    ----------        ----------
Basic net earnings per share                                                        $    62.99            ($3.25)
                                                                                    ==========        ==========

DILUTED EARNINGS PER SHARE OF COMMON STOCK **
                 Continuing operations                                              $    62.75            ($4.39)
                 Discontinued operations                                                 (0.69)             1.14
                                                                                    ----------        ----------
Diluted net earnings per share                                                      $    62.06            ($3.25)
                                                                                    ==========        ==========

Dividends per share of common stock                                                          *                 *
                                                                                    ==========        ==========
Average number of outstanding shares of common stock **                              7,229,979         7,593,392
                                                                                    ==========        ==========


* In March 2001, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**  Adjusted to reflect the common stock dividend declared in March 2001.

*** Amounts have been restated to reflect the elimination of the one-quarter lag in the reporting of Alleghany Underwriting's results.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
           (dollars in thousands, except share and per share amounts)


                                                                                                   (Unaudited)
                                                                                                    March 31,          December 31,
                                                                                                      2001                2000
                                                                                                   ----------          ------------
ASSETS
      Available for sale securities:                                3/31/01         12/31/00
                                                                    -------         --------
          Fixed maturities                         (amortized cost  $ 10,781        $  8,882)      $   10,781           $    8,882
          Equity securities                        (          cost  $247,053        $222,101)         612,020              535,377
      Short-term investments                                                                        1,046,981              342,341
                                                                                                   ----------           ----------
                                                                                                    1,669,782              886,600

      Cash                                                                                              8,824               10,247
      Premium trust funds                                                                             431,233              312,610
      Notes receivable                                                                                 92,155               92,156
      Funds held, accounts and other receivables                                                      219,204              190,221
      Property and equipment - at cost, less accumulated depreciation and amortization                162,605              165,819
      Reinsurance receivable                                                                          524,639              462,387
      Other assets                                                                                    546,707              525,791
      Net assets of discontinued operations                                                                 0               61,785
                                                                                                   ----------           ----------
                                                                                                   $3,655,149           $2,707,616
                                                                                                   ==========           ==========


LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

      Property and casualty losses and loss adjustment expenses                                    $  918,768           $  855,905
      Unearned premiums                                                                               257,017              217,754
      Other liabilities                                                                               511,222              188,458
      Long-term debt of subsidiaries                                                                  232,153              228,343
      Net deferred tax liability                                                                       72,841               52,082
                                                                                                   ----------           ----------
               Total liabilities                                                                    1,992,001            1,542,542
      Common stockholders' equity                                                                   1,663,148            1,165,074
                                                                                                   ----------           ----------
                                                                                                   $3,655,149           $2,707,616
                                                                                                   ==========           ==========


Shares of common stock outstanding *                                                                7,263,018            7,211,820
                                                                                                   ==========           ==========

Common stockholders' equity per share *                                                            $   228.99           $   161.55
                                                                                                   ==========           ==========


* Adjusted to reflect the common stock dividend declared in March 2001.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2001 AND 2000
                             (dollars in thousands)
                                   (unaudited)




                                                                                                   2001                2000
                                                                                                ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net earnings from continuing operations                                                $ 460,475            ($33,332)
         Adjustments to reconcile net earnings to cash provided by (used in) operations:
                 Depreciation and amortization                                                      3,979               5,322
                 Net gain on investment transactions                                             (475,871)               (475)
                 Tax benefit on stock options exercised                                               622                 141
                 Other charges, net                                                                 2,217             (27,240)
                 Increase in funds held, accounts and other receivables                           (28,983)           (129,871)
                 Increase in reinsurance receivable                                               (62,252)           (113,002)
                 Increase in property and casualty losses and loss adjustment expenses             62,863             199,362
                 Increase in unearned premium reserves                                             39,263              70,996
                 Increase in premium trust funds                                                 (118,623)            (45,590)
                 Increase in other assets                                                         (20,916)            (46,624)
                 Increase in other liabilities                                                    322,764             129,553
                                                                                                ---------           ---------
                         Net adjustments                                                         (274,937)             42,572
                                                                                                ---------           ---------
                         Cash provided by operations                                              185,538               9,240
                                                                                                ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES

         Purchase of investments                                                                  (71,410)            (61,956)
         Maturities of investments                                                                      0              15,585
         Sales of investments                                                                      45,823              30,397
         Purchases of property and equipment                                                       (2,279)             (2,148)
         Net change in short-term investments                                                    (704,640)             16,862
         Other, net                                                                                (2,289)              3,306
         Proceeds from sale of AAM, net of cash disposed                                          531,477                   0
                                                                                                ---------           ---------
                         Net cash (used in) provided by investing activities                     (203,318)              2,046
                                                                                                ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES

         Principal payments on long-term debt                                                    (100,946)             (8,000)
         Proceeds of long-term debt                                                               106,847               4,841
         Treasury stock acquisitions                                                                 (316)            (11,958)
         Net cash provided by discontinued operations                                                   0               9,000
         Other, net                                                                                10,772                 718
                                                                                                ---------           ---------
                         Net cash provided (used in) by financing activities                       16,357              (5,399)
                                                                                                ---------           ---------
                         Net (decrease) increase in cash                                           (1,423)              5,887
Cash at beginning of period                                                                        10,247              25,001
                                                                                                ---------           ---------
Cash at end of period                                                                           $   8,824           $  30,888
                                                                                                =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
          Cash paid during the period for:
                 Interest                                                                       $   4,161           $   3,948
                 Income taxes                                                                   $     938           $     389

                 Notes to the Consolidated Financial Statements

         This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K") of Alleghany Corporation (the "Company").

         The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

Comprehensive Income

         The Company's total comprehensive loss for the three months ended March 31, 2001 and 2000 was $488,959 thousand and $(41,392) thousand, respectively. Comprehensive loss includes the Company's net earnings adjusted for changes in unrealized appreciation (depreciation) of investments, which was $35.5 million and $(16.4) million, and cumulative translation adjustments, which was $(2.0) million and $(239) thousand, for the three months ended March 31, 2001 and 2000, respectively.

Segment Information

         Information concerning the Company's continuing operations by industry segment is summarized below:

                                                For the three months ended
                                                --------------------------
                                                March 31,         March 31,
                                                  2001              2000
                                                ---------         ---------
     REVENUES
     Property and casualty insurance*           $ 83,103          $179,591
     Mining and filtration                        50,057            48,795
     Industrial fasteners                         33,763            23,576
     Corporate activities                        791,983             6,983
                                                --------          --------
          Total                                 $958,906          $258,945
                                                ========          ========



     EARNINGS (LOSS) FROM
       CONTINUING OPERATIONS
     Property and casualty insurance*           $ (8,254)         $(58,924)
     Mining and filtration                         1,079             3,867
     Industrial fasteners                         (3,888)            2,782
     Corporate activities                        765,869              (859)
                                                --------          --------
          Total                                  754,806           (53,134)

     Income tax expense (benefit)                294,331           (19,802)
                                                --------          ---------

     Earnings (loss) from
       continuing operations                    $460,475          $(33,332)
                                                ========          =========



                                                March 31,       December 31,
                                                  2001             2000
                                                ---------       ------------
     IDENTIFIABLE ASSETS
     Asset management                          $        -        $   61,785
     Property and casualty insurance            1,854,508         1,193,459
     Mining and filtration                        305,537           301,390
     Industrial fasteners                         114,094           117,639
     Corporate activities                       1,381,010         1,033,343
                                               ----------        ----------
          Total                                $3,655,149        $2,707,616
                                               ==========        ==========

* Includes the operations of Underwriters Re Group until its sale to Swiss Re America Holding Corporation on May 10, 2000.

Contingencies

         The Company"s subsidiaries are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of March 31, 2001.

ITEM 2. MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The Company reported net earnings from continuing operations in the first quarter of 2001 of $460.5 million on revenues of $958.9 million, compared with net losses of $33.3 million on revenues of $258.9 million in the first quarter of 2000. The 2001 results include the gain on the disposition of Alleghany Asset Management, which merged into a wholly owned subsidiary of ABN AMRO North America Holding Company on February 1, 2001. Alleghany received cash proceeds of $825 million and recorded an after-tax gain of about $474.8 million, excluding certain expenses relating to the closing of the transaction. The tax on the gain is approximately $300 million, which is included in other liabilities on the Company's March 31, 2001 balance sheet.

         Net earnings including discontinued operations were $455.4 million in the first quarter of 2001, compared with net losses of $24.7 million in the 2000 period. Discontinued operations consist of the operations of Alleghany Asset Management prior to its disposition.

         Excluding the gain on the disposition of Alleghany Asset Management, net losses from continuing operations were $14.3 million in the 2001 first quarter, compared with net losses of $33.3 million in the 2000 first quarter.

         World Minerals Inc. ("World Minerals") recorded pre-tax earnings of $1.1 million in the 2001 first quarter, compared with pre-tax earnings of $3.9 million in the 2000 first quarter. North American energy costs, particularly in California, rose by an estimated 81 percent, or $3.0 million, compared with the first quarter of 2000 and were primarily responsible for the decline in earnings. In addition, interruptions in the supply of electricity at World Minerals' Lompoc, California plant contributed to production delays and a reduction in product shipped from that location. To mitigate the impact of high energy costs and unreliable electric service in California, World Minerals has switched from natural gas to oil at the Lompoc plant and, where possible, shifted production to other locations. World Minerals expects the electricity shortages and high energy costs to continue until the California energy crisis is resolved, which may take several years.

         Alleghany Underwriting Holdings Ltd. ("Alleghany Underwriting") recorded pre-tax losses of $8.3 million on revenues of $83.1 million in the 2001 first quarter, compared with pre-tax losses of $47.4 million on revenues of $60.5 million in the corresponding 2000 period. The 2001 results reflect $8.4 million of pre-tax losses net of reinsurance relating to the Petrobras oil rig explosion off the coast of Brazil earlier in the year. The first quarter 2000 loss reflects strengthening of Alleghany Underwriting's loss reserves in the amount of $44.0 million pre-tax for the 1998, 1999 and 2000 years of account following the completion of a reserve study. The results of Alleghany Underwriting were reported on a one-quarter lag for a transitional period. The lag was eliminated in the Company's results for the year ended December 31, 2000, and the Company's results for the first quarter of 2000 have been restated to reflect such elimination.

         Heads & Threads International LLC ("Heads & Threads") recorded pre-tax losses of $3.9 million on revenues of $33.8 million in the 2001 first quarter, compared with pre-tax earnings of $2.8 million on revenues of $23.6 million in the 2000 first quarter, reflecting a material slowdown in the markets for its products and costs of assimilating the acquisitions made in 2000. Revenues increased in the first quarter of 2001, compared with the first quarter of 2000 due to the acquisitions made in 2000. The 2000 first quarter results include the gain on the sale of a warehouse property.

         Excluding the gain on the disposition of Alleghany Asset Management, net gains on investment transactions from continuing operations after taxes in the first quarter of 2001 totalled $0.7 million, compared with $0.3 million in the 2000 period.

         As of March 31, 2001, the Company beneficially owned approximately
17.95 million shares, or 4.6 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation, which had an aggregate market value on that date of approximately $545.3 million, or $30.38 per share, compared with a market value on December 31, 2000 of $508.2 million, or $28.3125 per share. The aggregate cost of such shares is approximately $201.3 million, or $11.21 per share.

         The Company has previously announced that it may purchase shares of its common stock in open market transactions from time to time. In the first quarter of 2001, the Company purchased an aggregate of 1,577 shares of its common stock for about $0.3 million, for an average cost of about $200.47 per share. As of March 31, 2001, the Company had 7,263,018 shares of its common stock outstanding.

         The Company's common stockholders' equity per share at March 31, 2001 was $228.99 per share, a 42 percent increase from common stockholders' equity per share of $161.55 as of December 31, 2000 (adjusted for the March 2001 stock dividend), primarily reflecting the gain on the disposition of Alleghany Asset Management.

         The Company's results in the first three months of 2001 are not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, foreign currency exchange rates and commodity prices. The primary market risk related to the Company's non-trading financial instruments is the risk of loss associated with adverse changes in interest rates.

         The Company's 2000 Form 10-K provides a more detailed discussion of the market risks affecting its operations. Based on the Company's estimates as of March 31, 2001, no material change has occurred in its market risks, as compared to amounts disclosed in its 2000 Form 10-K.

Forward-Looking Statements

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" contain disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based upon the Company's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. The uncertainties and risks include, but are not limited to, those relating to conducting operations in a competitive environment; acquisition and disposition activities; and general economic conditions. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits.

         Exhibit Number                                 Description

            10.1 Third Amendment dated as of March 19, 2001 to Credit Agreement dated as of April 3, 2000 among Heads & Threads International LLC, various lending institutions, and American National Bank and Trust Company of Chicago, as Agent (the "Heads & Threads Credit Agreement).

   (b)   Reports on Form 8-K.

         The Company filed a report on Form 8-K dated February 16, 2001 to report in Item 2 that on February 1, 2001, the Company completed the merger of Alleghany Asset Management with a wholly owned subsidiary of ABN Amro North America Holding Company, and to provide in Item 7 pro forma financial information of the Company, which gives effect to the disposition of Alleghany Asset Management.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ALLEGHANY CORPORATION
                                   Registrant




Date: May 14, 2001                 /s/ David B. Cuming
                                   --------------------
                                   David B. Cuming
                                   Senior Vice President
                                   (and principal financial officer)