Form 10-Q
period 2001-06-30
ALLEGHANY CORP /DE
filed 2001-08-14
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR QUARTER ENDED JUNE 30, 2001

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

                                    7,239,811
                                    ---------
                              (AS OF JUNE 30, 2001)

                          ITEM 1. FINANCIAL STATEMENTS

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE THREE MONTHS ENDED
                             JUNE 30, 2001 AND 2000
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)



                                                                                          2001               2000 ***
                                                                                     -----------           -----------
REVENUES
       Net property and casualty premiums earned                                     $    97,197           $    69,241
       Interest, dividend and other income                                                50,895                64,171
       Net mineral and filtration sales                                                   58,023                51,090
       Gain on sale of subsidiary                                                            (13)              158,521
       Net gain (loss) on investment transactions                                          1,915                  (321)
                                                                                     -----------           -----------
            Total revenues                                                               208,017               342,702
                                                                                     -----------           -----------

COSTS AND EXPENSES
       Commissions and brokerage expenses                                                 29,101                25,910
       Salaries, administrative and other operating expenses                              61,689               101,986
       Property and casualty losses and loss adjustment expenses                          79,635                64,445
       Cost of mineral and filtration sales                                               39,916                35,641
       Interest expense                                                                    3,970                 6,132
       Corporate administration                                                            8,976                 5,266
                                                                                     -----------           -----------
            Total costs and expenses                                                     223,287               239,380
                                                                                     -----------           -----------

            Earnings (loss) from continuing operations, before income taxes              (15,270)              103,322

Income taxes                                                                              (5,952)               (4,677)
                                                                                     -----------           -----------

            Earnings (loss) from continuing operations                                    (9,318)              107,999

DISCONTINUED OPERATIONS
Earnings from discontinued operations, net of tax                                              0                 8,057
                                                                                     -----------           -----------

            Net earnings (loss)                                                      $    (9,318)          $   116,056
                                                                                     ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK **
            Continuing operations                                                    $     (1.29)          $     14.33
            Discontinued operations                                                                               1.07
                                                                                     -----------           -----------
Basic net earnings (loss) per share                                                  $     (1.29)          $     15.40
                                                                                     ===========           ===========

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK **
            Continuing operations                                                    $     (1.29)          $     14.14
            Discontinued operations                                                                               1.05
                                                                                     -----------           -----------
Diluted net earnings (loss) per share                                                $     (1.29)          $     15.19
                                                                                     ===========           ===========

Dividends per share of common stock                                                            *                     *
                                                                                     ===========           ===========

Average number of outstanding shares of common stock **                                7,243,780             7,538,231
                                                                                     ===========           ===========


* In March 2001, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**    Adjusted to reflect the common stock dividend declared in March 2001.

*** Amounts have been restated to reflect the elimination of the one-quarter lag in the reporting of Alleghany Insurance Holdings' results.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2001 AND 2000
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)


                                                                                 2001                2000 ***
                                                                              -----------           -----------
REVENUES
       Net property and casualty premiums earned                              $   173,644           $   224,330
       Interest, dividend and other income                                        106,308               117,617
       Net mineral and filtration sales                                           108,181               100,196
       Net gain on sale of subsidiary                                             775,810               158,521
       Net gain on investment transactions                                          2,980                    73
                                                                              -----------           -----------
            Total revenues                                                      1,166,923               600,737
                                                                              -----------           -----------

COSTS AND EXPENSES
       Commissions and brokerage expenses                                          49,700                70,046
       Salaries, administrative and other operating expenses                      114,862               155,087
       Property and casualty losses and loss adjustment expenses                  143,305               230,449
       Cost of mineral and filtration sales                                        78,829                70,299
       Interest expense                                                             7,984                13,831
       Corporate administration                                                    32,707                10,837
                                                                              -----------           -----------
            Total costs and expenses                                              427,387               550,549
                                                                              -----------           -----------

            Earnings from continuing operations, before income taxes              739,536                50,188

Income tax expense (benefit)                                                      288,379               (24,479)
                                                                              -----------           -----------

            Earnings from continuing operations                                   451,157                74,667

DISCONTINUED OPERATIONS
Earnings (loss) from discontinued operations, net of tax                           (5,066)               16,683
                                                                              -----------           -----------

            Net earnings                                                      $   446,091           $    91,350
                                                                              ===========           ===========

BASIC EARNINGS PER SHARE OF COMMON STOCK **
            Continuing operations                                             $     62.37           $      9.87
            Discontinued operations                                                 (0.70)                 2.21
                                                                              -----------           -----------
Basic net earnings per share                                                  $     61.67           $     12.08
                                                                              ===========           ===========

DILUTED EARNINGS PER SHARE OF COMMON STOCK **
            Continuing operations                                             $     61.56           $      9.78
            Discontinued operations                                                 (0.69)                 2.19
                                                                              -----------           -----------
Diluted net earnings per share                                                $     60.87           $     11.97
                                                                              ===========           ===========

Dividends per share of common stock                                                     *                     *
                                                                              ===========           ===========

Average number of outstanding shares of common stock **                         7,233,145             7,562,381
                                                                              ===========           ===========


* In March 2001, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**    Adjusted to reflect the common stock dividend declared in March 2001.

*** Amounts have been restated to reflect the elimination of the one-quarter lag in the reporting of Alleghany Insurance Holdings' results.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
           (dollars in thousands, except share and per share amounts)


                                                                                              (Unaudited)
                                                                                                June 30,          December 31,
                                                                                                  2001                2000
                                                                                               ----------          ----------
ASSETS                                                      6/30/01    12/31/00
     Available for sale securities:                         -------    --------
        Equity Securities                            (cost  $248,980   $222,101 )              $  619,087          $  535,377
        Other                                        (cost  $  9,262   $  8,882 )                   9,262               8,882
     Short-term investments                                                                     1,050,893             342,341
                                                                                               ----------          ----------
                                                                                                1,679,242             886,600

     Cash                                                                                           9,799              10,247
     Premium trust funds                                                                          447,493             312,610
     Notes receivable                                                                              92,155              92,156
     Funds held, accounts and other receivables                                                   222,511             190,221
     Property and equipment - at cost, less accumulated depreciation and amortization             171,945             165,819
     Reinsurance receivable                                                                       602,339             462,387
     Other assets                                                                                 510,208             525,791
     Net assets of discontinued operations                                                              0              61,785
                                                                                               ----------          ----------

                                                                                               $3,735,692          $2,707,616
                                                                                               ==========          ==========


LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
     Property and casualty losses and loss adjustment expenses                                 $1,029,767          $  855,905
     Unearned premiums                                                                            234,970             217,754
     Other liabilities                                                                            515,803             188,458
     Long-term debt of subsidiaries                                                               237,530             228,343
     Net deferred tax liability                                                                    67,889              52,082
                                                                                               ----------          ----------
           Total liabilities                                                                    2,085,959           1,542,542

     Common stockholders' equity                                                                1,649,733           1,165,074
                                                                                               ----------          ----------

                                                                                               $3,735,692          $2,707,616
                                                                                               ==========          ==========


Shares of common stock outstanding *                                                            7,239,811           7,211,820
                                                                                               ==========          ==========


Common stockholders' equity per share *                                                        $   227.87          $   161.55
                                                                                               ==========          ==========


* Adjusted to reflect the common stock dividend declared in March 2001.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                           FOR THE THREE MONTHS ENDED
                             JUNE 30, 2001 AND 2000
                             (dollars in thousands)
                                   (unaudited)


                                                                                                  2001                2000
                                                                                                ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net earnings from continuing operations                                                  $ 451,157           $  74,667
       Adjustments to reconcile net earnings to cash provided by (used in) operations:
            Depreciation and amortization                                                           8,523              10,586
            Net gain on investment transactions                                                  (477,786)           (159,010)
            Tax benefit on stock options exercised                                                    725               3,127
            Other charges, net                                                                    (16,136)            (41,383)
            Increase in funds held, accounts and other receivables                                (32,290)           (157,572)
            Increase in reinsurance receivable                                                   (139,952)           (167,081)
            Increase in property and casualty losses and loss adjustment expenses                 173,862             257,816
            Increase in unearned premium reserves                                                  17,216              68,445
            Increase in premium trust funds                                                      (134,883)            (75,220)
            Increase in other assets                                                               15,584             (65,810)
            Increase in other liabilities                                                         327,345             278,252
                                                                                                ---------           ---------
                  Net adjustments                                                                (257,792)            (47,850)
                                                                                                ---------           ---------
                  Cash provided by operations                                                     193,365              26,817
                                                                                                ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of investments                                                                    (77,042)           (126,755)
       Maturities of investments                                                                        0                   0
       Sales of investments                                                                        48,468              41,496
       Purchases of property and equipment                                                         (5,681)             (6,917)
       Net change in short-term investments                                                      (705,443)           (436,482)
       Other, net                                                                                     828              33,555
       Proceeds from sale of subsidiaries, net of cash disposed                                   531,477             463,900
                                                                                                ---------           ---------
                  Net cash (used in) provided by investing activities                            (207,393)            (31,203)
                                                                                                ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
       Principal payments on long-term debt                                                      (172,112)            (18,000)
       Proceeds of long-term debt                                                                 181,628              19,114
       Treasury stock acquisitions                                                                 (5,971)            (38,609)
       Net cash provided by discontinued operations                                                     0              18,000
       Other, net                                                                                  10,035               5,245
                                                                                                ---------           ---------
                  Net cash provided (used in) by financing activities                              13,580             (14,250)
                                                                                                ---------           ---------
                  Net (decrease) increase in cash                                                    (448)            (18,636)
Cash at beginning of period                                                                        10,247              25,001
                                                                                                ---------           ---------
Cash at end of period                                                                           $   9,799           $   6,365
                                                                                                =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash paid during the period for:
            Interest                                                                            $   8,002           $   3,948
            Income taxes                                                                        $   3,459           $     389

                 Notes to the Consolidated Financial Statements

      This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K") and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 of Alleghany Corporation (the "Company").

      The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Statement 141 supersedes APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," and requires all business combinations in the scope of the Statement to be accounted for using the purchase method. Statement 142 supersedes APB Opinion No. 17, "Intangible Assets," and, among other items, addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

      Statement 141 applies to all business combinations initiated after June 30, 2001. Statement 142 is required to be applied starting with fiscal years beginning after December 15, 2001. Early application of Statement 142 is not permitted. The Company is studying the potential effects of Statement 142, and expects that Statement 142 may require the Company to record material charges for the write-off of the goodwill in Alleghany Insurance Holdings LLC and its subsidiaries. As of June 30, 2001, the goodwill in respect of Alleghany Insurance Holdings was $138.0 million.

Comprehensive Income

      The Company's total comprehensive (loss) income for the three months and six months ended June 30, 2001 and 2000 was $(8,643) thousand and $132,409 thousand, and $480,316 thousand and $92,017 thousand, respectively. Comprehensive income (loss) includes the Company's net earnings adjusted for changes in unrealized appreciation (depreciation) of investments, which was $1,794 thousand and $21,442 thousand, and $37,309 thousand and $4,995 thousand, and cumulative translation adjustments, which was $(1,119) thousand and $(4,089) thousand, and $(3,084) thousand and $(4,328) thousand, for the three months and six months ended June 30, 2001 and 2000, respectively.

Segment Information

      Information concerning the Company's continuing operations by industry segment is summarized below (in thousands):


                                   For the three months ended                For the six months ended
                                  June 30,            June 30,              June 30,            June 30,
                                    2001                2000                  2001                2000
                                  ---------           ---------           -----------           ---------
REVENUES
Property and casualty
     insurance*                   $ 108,494           $  82,581           $   194,723           $ 261,262
Mining and filtration                57,828              52,026               107,885             100,821
Industrial fasteners                 30,665              39,400                64,428              62,976
Corporate activities                 11,030             168,695               799,887             175,678
                                  ---------           ---------           -----------           ---------
     Total                        $ 208,017           $ 342,702           $ 1,166,923           $ 600,737
                                  =========           =========           ===========           =========

EARNINGS (LOSS) FROM
  CONTINUING OPERATIONS
Property and casualty
     insurance*                   $ (13,481)          $ (44,949)          $   (18,609)           (103,873)
Mining and filtration                 7,020             (14,481)                8,099             (10,614)
Industrial fasteners                 (8,781)              1,433               (12,669)              4,215
Corporate activities                    (28)            161,319               762,715             160,460
                                  ---------           ---------           -----------           ---------
     Total                          (15,270)            103,322               739,536              50,188

Income taxes                         (5,952)             (4,677)              288,379             (24,479)
                                  ---------           ---------           -----------           ---------

Earnings from continuing
  operations                         (9,318)            107,999               451,157              74,667


                                June 30,           December 31,
                                  2001                2000
                               ----------          ----------
IDENTIFIABLE ASSETS
Asset management               $       --          $   61,785
Property and casualty
     insurance                  1,943,439           1,193,459
Mining and filtration             324,639             301,390
Industrial fasteners               99,249             117,639
Corporate activities            1,368,365           1,033,343
                               ----------          ----------
     Total                     $3,735,692          $2,707,616
                               ==========          ==========

* Includes the operations of Underwriters Re Group until its sale to Swiss Re America Holding Corporation on May 10, 2000.

Contingencies

      The Company"s subsidiaries are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of June 30, 2001.

ITEM 2. MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

      The Company reported net losses from continuing operations in the second quarter of 2001 of $9.3 million on revenues of $208.0 million, compared with net earnings of $108.0 million on revenues of $342.7 million in the second quarter of 2000. Net losses including discontinued operations were $9.3 million in the second quarter of 2001, compared with net earnings including discontinued operations of $116.1 million in the 2000 period. Discontinued operations consist of the operations of Alleghany Asset Management prior to its disposition in February 2001. The 2000 second quarter results include the after-tax gain of $143.0 million on the sale of Underwriters Re Group which occurred in May 2000 and a $44.6 million pre-tax loss on the operations of Underwriters Re Group (excluding Alleghany Underwriting Holdings Ltd, which was retained by the Company upon the sale of Underwriters Re Group) through the close of the sale, principally due to costs relating to the sale.

      In the first six months of 2001, the Company's net earnings from continuing operations were $451.2 million on revenues of $1,167.0 million, compared with $74.7 million on revenues of $600.7 million in the first six months of 2000. Net earnings including discontinued operations were $446.1 million in the first six months of 2001, compared with $91.4 million in the 2000 period. The 2001 results include the gain on the disposition of Alleghany Asset Management, which merged into a wholly owned subsidiary of ABN AMRO North America Holding Company on February 1, 2001. The Company received cash proceeds of $825 million and recorded an after-tax gain of about $474.8 million, excluding certain expenses relating to the closing of the transaction. The tax on the gain is approximately $300 million, which is included in other liabilities on the Company's June 30, 2001 balance sheet.

      Alleghany Insurance Holdings LLC ("Alleghany Insurance Holdings," the parent company of Alleghany Underwriting Holdings Ltd) recorded pre-tax losses of $13.5 million on revenues of $108.5 million in the 2001 second quarter, compared with pre-tax losses of $0.4 million on revenues of $74.8 million in the corresponding 2000 period, and pre-tax losses of $18.6 million on revenues of $194.7 million in the first six months of 2001, compared with pre-tax losses of $47.8 million on revenues of $135.3 million in the first six months of 2000.

      The 2001 second quarter losses of Alleghany Insurance Holdings reflect strengthening of its loss reserves in the amount of $11.6 million pre-tax in 2001 for the 1998, 1999 and 2000 years of account following the completion of a recent reserve study, which showed increased adverse loss development in those years of account, and a pre-tax charge of $2.5 million for uncollectible reinsurance. The 2001 six-month results also reflect $8.4 million of pre-tax losses net of reinsurance relating to the Petrobras oil rig explosion off the coast of Brazil earlier this year. Investment income in 2001 increased from the prior year period as a result of the cash and marketable securities contributed to Alleghany Insurance Holdings by the Company. Approximately $278 million of such cash and securities is securing Alleghany Insurance Holdings' letter of credit agreement, which supports its underwriting activities. The credit agreement was secured by the stock of Alleghany Asset Management prior to its sale.

      The 2000 losses reflect strengthening of its loss reserves in the amount of $44.0 million pre-tax for the 1998, 1999 and 2000 years of account following the completion of a reserve study. The results of Alleghany Insurance Holdings were reported on a one-quarter lag for a transitional period. The lag was eliminated in the Company's results for the year ended December 31, 2000, and the Company's 2000 results have been restated to reflect such elimination.

      World Minerals Inc. ("World Minerals") recorded pre-tax earnings of $7.0 million on revenues of $57.8 million in the 2001 second quarter, compared with pre-tax losses of $14.5 million on revenues of $52.0 million in the 2000 second quarter, and pre-tax earnings of $8.1 million on revenues of $107.9 million in the first six months of 2001, compared with pre-tax losses of $10.6 million on revenues of $100.8 million in the first six months of 2000. The 2001 results reflect an increase in net sales, and improved profitability in the second quarter despite the continued high North American energy costs, particularly in California, and a weak Euro relative to the U.S. dollar. The 2000 results include non-recurring charges of $20.2 million pre-tax for the write-off of certain joint venture investments and assets no longer used in production, and expenses relating to changes in World Minerals' senior management. Excluding such non-recurring charges, World Minerals would have contributed pre-tax earnings of $5.7 million in the 2000 second quarter.

      Heads & Threads International LLC ("Heads & Threads") recorded pre-tax losses of $8.8 million on revenues of $30.7 million in the 2001 second quarter, compared with pre-tax earnings of $1.4 million on revenues of $39.4 million in the 2000 second quarter, and pre-tax losses of $12.7 million on revenues of $64.4 million in the first six months of 2001, compared with pre-tax earnings of $4.2 million on revenues of $63.0 million in the first six months of 2000. The 2001 periods reflect a material slowdown in the markets for its products, a strengthening of its inventory reserves, costs of assimilating the acquisitions made in 2000, and $2.5 million of pre-tax charges for write-offs relating to its computer system and the closure of certain branches and sales offices, and expenses relating to changes in Heads & Threads' senior management. The 2000 results include the gain on the sale of a warehouse property.

      Net gains on investment transactions from continuing operations after taxes in the second quarter of 2001 totalled $1.2 million, compared with a loss of $200 thousand in the 2000 period. The gains in 2001 principally resulted from the sales of portfolio securities by Alleghany Insurance Holdings.

      As of June 30, 2001, the Company beneficially owned approximately 17.95 million shares, or 4.6 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation, which had an aggregate market value on that date of approximately $543.9 million, or $30.30 per share, compared with a market value on December 31, 2000 of $508.2 million, or $28.3125 per share. The aggregate cost of such shares is approximately $201.3 million, or $11.21 per share.

      The Company has previously announced that it may purchase shares of its common stock in open market transactions from time to time. In the second quarter of 2001, the Company purchased an aggregate of 28,527 shares of its common stock for about $5.6 million, for an average cost of about $198.18 per share. As of June 30, 2001, the Company had 7,239,811 shares of its common stock outstanding.

      The Company's common stockholders' equity per share at June 30, 2001 was $227.87 per share, a 41 percent increase from common stockholders' equity per share of $161.55 as of December 31, 2000 (adjusted for the March 2001 stock dividend), primarily reflecting the gain on the disposition of Alleghany Asset Management.

      On July 20, 2001, the Company announced the signing of a definitive merger agreement under which the Company will acquire Capitol Transamerica Corporation ("Capitol Transamerica"), an insurance holding company based in Madison, Wisconsin (Nasdaq: CATA), at an aggregate price of about $182 million in cash. Capital Transamerica writes specialty lines of property and casualty insurance as well as fidelity and surety coverages, primarily through its subsidiary Capitol Indemnity Corporation. The Capitol Transamerica Group is rated A+ (Superior) by A.M. Best Company, Inc., an independent organization that analyzes the insurance industry. A closing is expected to occur before the end of the year.

      The Company's results in the first six months of 2001 are not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, foreign currency exchange rates and commodity prices. The primary market risk related to the Company's non-trading financial instruments is the risk of loss associated with adverse changes in interest rates.

      The Company's 2000 Form 10-K provides a more detailed discussion of the market risks affecting its operations. Based on the Company's estimates as of June 30, 2001, no material change has occurred in its market risks, as compared to amounts disclosed in its 2000 Form 10-K.

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

                           PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES.

      (c)   Recent Sales of Unregistered Securities.

      On March 20, and July 16, 2001, the Company issued 824 and 302 shares of common stock, respectively, to Paul F. Woodberry, director of Alleghany Properties, Inc., a wholly owned subsidiary of the Company, pursuant to a long-term incentive arrangement with the Company in respect of sales of real estate assets by Alleghany Properties, Inc. The sale of common stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

      On April 12, 2001, the Company issued 1,960 shares of common stock to Allan P. Kirby, Jr. upon the exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends and the spin-off of Chicago Title, at an exercise price of $48.8991 per share, or $95,842.23 in the aggregate, granted to Mr. Kirby on April 29, 1991, pursuant to the Alleghany Corporation Amended and Restated Directors' Stock Option Plan. The sale of the common stock was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

      On May 1, 2001, the Company issued an aggregate of 455 shares of the Company's common stock to seven non-employee directors of the Company pursuant to the Alleghany Corporation Directors' Equity Compensation Plan representing one-half of the value of each director's retainer for the following twelve months' service as a director, exclusive of any per meeting fees, committee fees or expense reimbursements. The sale of common stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

      The above does not include unregistered issuances of the Company's common stock that did not involve a sale, consisting of issuances of common stock and other securities pursuant to employee incentive plans.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company"s 2001 Annual Meeting of Stockholders was held on April 27, 2001. At the Annual Meeting, three directors were elected to serve for three-year terms on the Company"s Board of Directors, by the following votes:


                                     FOR             WITHHELD
                                     ---             --------
      Three-Year Term:
      ---------------
      Allan P. Kirby, Jr           6,111,282          65,400
      Thomas S. Johnson            6,153,228          23,454
      James F. Will                6,153,175          23,507

      The selection of KPMG LLP as auditors for the Company for the year 2001 was ratified by a vote of 6,172,658 shares in favor and 3,425 shares opposed. A total of 599 shares abstained from voting.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.
            --------------------------------

      (a)   Exhibits.

            Exhibit Number                Description
            --------------                -----------
             10.1(a)           Agreement and Plan of Merger dated as of July
                               20, 2001 by and among Capitol Transamerica
                               Corporation, ABC Acquisition Corp. and
                               Alleghany Corporation (the "Capitol
                               Transamerica Merger Agreement")

             10.1(b) List of Contents of Exhibits and Schedules to the Capitol Transamerica Merger Agreement. The
                               Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ALLEGHANY CORPORATION
                                          Registrant



Date: August 14, 2001                     /s/ David B. Cuming
                                          --------------------
                                          David B. Cuming
                                          Senior Vice President
                                          (and principal financial officer)