Form 10-Q
period 2001-09-30
ALLEGHANY CORP /DE
filed 2001-11-14
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR QUARTER ENDED SEPTEMBER 30, 2001

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

                                    7,213,019
                           (AS OF SEPTEMBER 30, 2001)

                          ITEM 1. FINANCIAL STATEMENTS

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)


                                                                                2001           2000 ***
                                                                                ----           --------
REVENUES
  Interest, dividend and other income                                       $    45,625      $    49,579
  Net mineral and filtration sales                                               55,725           54,199
  Gain (loss) on sale of subsidiary                                            (253,408)               0
  Net gain (loss) on investment transactions                                     11,359               83
                                                                            -----------      -----------
        Total revenues                                                         (140,699)         103,861
                                                                            -----------      -----------
COSTS AND EXPENSES
  Salaries, administrative and other operating expenses                          41,299           42,764
  Cost of mineral and filtration sales                                           39,500           37,415
  Interest expense                                                                3,482            5,208
  Corporate administration                                                        7,536            5,173
                                                                            -----------      -----------
        Total costs and expenses                                                 91,817           90,560
                                                                            -----------      -----------
        (Loss) earnings from continuing operations, before income taxes        (232,516)          13,301

Income tax (benefit) expense                                                   (195,708)           4,424
                                                                            -----------      -----------
        (Loss) earnings from continuing operations                              (36,808)           8,877

DISCONTINUED OPERATIONS
  (Loss) earnings from discontinued operations, net of tax                     (184,010)           7,973
                                                                            -----------      -----------
        Net (loss) earnings                                                 ($  220,818)     $    16,850
                                                                            ===========      ===========
BASIC (LOSS) EARNINGS PER SHARE OF COMMON STOCK **
  Continuing operations                                                     ($     5.09)     $      1.20
  Discontinued operations                                                        (25.44)            1.08
                                                                            -----------      -----------
        Basic net (loss) earnings per share                                 ($    30.53)     $      2.28
                                                                            ===========      ===========
DILUTED (LOSS) EARNINGS PER SHARE OF COMMON STOCK **
  Continuing operations                                                     ($     5.09)     $      1.19
  Discontinued operations                                                        (25.44)            1.06
                                                                            -----------      -----------
        Diluted net (loss) earnings per share                               ($    30.53)     $      2.25
                                                                            ===========      ===========
Dividends per share of common stock                                                    *                *
                                                                            ===========      ===========
Average number of outstanding shares of common stock **                       7,233,440        7,403,280
                                                                            ===========      ===========

----------

* In March 2001, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**   Adjusted to reflect the common stock dividend declared in March 2001.

*** Amounts have been restated to reflect the elimination of the one-quarter lag in the reporting of Alleghany Insurance Holdings' results.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)


                                                                         2001           2000 ***
                                                                         ----           --------
REVENUES
  Interest, dividend and other income                                $   139,884      $   130,337
  Net mineral and filtration sales                                       163,906          154,395
  Net gain on sale of subsidiary                                         522,402          158,521
  Net gain on investment transactions                                     12,672               83
                                                                     -----------      -----------
        Total revenues                                                   838,864          443,336
                                                                     -----------      -----------
COSTS AND EXPENSES
  Salaries, administrative and other operating expenses                  135,873          139,114
  Cost of mineral and filtration sales                                   118,329          107,714
  Interest expense                                                        11,427           13,136
  Corporate administration                                                40,243           16,010
                                                                     -----------      -----------
        Total costs and expenses                                         305,872          275,974
                                                                     -----------      -----------
        Earnings from continuing operations, before income taxes         532,992          167,362

Income tax expense                                                       101,056           18,222
                                                                     -----------      -----------
        Earnings from continuing operations                              431,936          149,140

DISCONTINUED OPERATIONS
(Loss) from discontinued operations, net of tax                         (206,663)         (40,940)
                                                                     -----------      -----------
        Net earnings                                                 $   225,273      $   108,200
                                                                     ===========      ===========
BASIC EARNINGS PER SHARE OF COMMON STOCK **
  Continuing operations                                              $     59.72      $     19.86
  Discontinued operations                                                 (28.57)           (5.45)
                                                                     -----------      -----------
        Basic net earnings per share                                 $     31.15      $     14.41
                                                                     ===========      ===========
DILUTED EARNINGS PER SHARE OF COMMON STOCK **
  Continuing operations                                              $     59.03      $     19.67
  Discontinued operations                                                 (28.12)           (5.40)
                                                                     -----------      -----------
        Diluted net earnings per share                               $     30.91      $     14.27
                                                                     ===========      ===========
Dividends per share of common stock                                             *                *
                                                                     ===========      ===========
Average number of outstanding shares of common stock **                7,232,597        7,509,391
                                                                     ===========      ===========

----------

* In March 2001, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**   Adjusted to reflect the common stock dividend declared in March 2001.

*** Amounts have been restated to reflect the elimination of the one-quarter lag in the reporting of Alleghany Insurance Holdings' results.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
           (dollars in thousands, except share and per share amounts)


                                                                                 (Unaudited)
                                                                                September 30,  December 31,
                                                                                    2001           2000
                                                                                    ----           ----
ASSETS
  Available for sale securities:                     9/30/01     12/31/00
                                                     -------     --------
     Equity securities                        (cost  $221,006    $222,101)       $  508,426     $  535,377
     Other                                    (cost  $  7,972    $  8,882)            7,972          8,882
  Short-term investments                                                          1,078,338        339,244
                                                                                 ----------     ----------
                                                                                  1,594,736        883,503

  Cash                                                                                7,937         10,247
  Notes receivable                                                                   92,156         92,156
  Funds held, accounts and other receivables                                         68,222         69,298
  Property and equipment - at cost, less
   accumulated depreciation and amortization                                        169,955        165,103
  Other assets                                                                      207,385        232,065
  Net assets of discontinued operations                                                   0        163,111
                                                                                 ----------     ----------
                                                                                 $2,140,391     $1,615,483
                                                                                 ==========     ==========
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
  Other liabilities                                                              $  464,966     $  115,000
  Long-term debt of subsidiaries                                                    205,588        228,178
  Net deferred tax liability                                                        100,180        107,231
                                                                                 ----------     ----------
        Total liabilities                                                           770,734        450,409

       Common stockholders' equity                                                1,369,657      1,165,074
                                                                                 ----------     ----------
                                                                                 $2,140,391     $1,615,483
                                                                                 ==========     ==========
Shares of common stock outstanding                                                7,213,019      7,211,820*
                                                                                 ==========     ==========
Common stockholders' equity per share                                            $   189.89     $   161.55*
                                                                                 ==========     ==========

----------

*    Adjusted to reflect the common stock dividend declared in March 2001.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                             (dollars in thousands)
                                   (unaudited)


                                                                  2001           2000
                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings from continuing operations                       $ 431,936      $ 149,140
  Adjustments to reconcile net earnings to cash
   provided by (used in) operations:
     Depreciation and amortization                                 12,560         12,867
     Net gain on investment transactions                         (233,975)      (158,604)
     Tax benefit on stock options exercised                           816          3,127
     Other charges, net                                            (8,128)       (29,863)
     Increase in other receivables                                  1,076        (23,205)
     Decrease (increase) in other assets                           24,680        (29,328)
     Increase in other liabilities                                 (5,618)       102,902
                                                                ---------      ---------
        Net adjustments                                          (208,589)      (122,104)
                                                                ---------      ---------
        Cash provided by operations                               223,347         27,036
                                                                ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments                                         (77,193)      (109,241)
  Sales of investments                                             90,796         12,124
  Purchases of property and equipment                              (8,660)       (10,383)
  Net change in short-term investments                           (740,600)      (350,446)
  Other, net                                                        1,438            (91)
  Proceeds from sale of subsidiaries, net of cash disposed        531,477        463,900
                                                                ---------      ---------
        Net cash (used in) provided by investing activities      (202,742)         5,863
                                                                ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                           (255,175)       (36,484)
  Proceeds of long-term debt                                      233,093         13,347
  Treasury stock acquisitions                                     (11,234)       (52,056)
  Net cash provided by discontinued operations                          0         26,000
  Other, net                                                       10,401          5,499
                                                                ---------      ---------
        Net cash used in by financing activities                  (22,915)       (43,694)
                                                                ---------      ---------
        Net (decrease) increase in cash                            (2,310)       (10,795)
Cash at beginning of period                                        10,247         11,857
                                                                ---------      ---------
Cash at end of period                                           $   7,937      $   1,062
                                                                =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest                                                   $  11,831      $  11,939
     Income taxes                                               $   5,737      $  34,695

                 Notes to the Consolidated Financial Statements

      This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K") and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001 of Alleghany Corporation (the "Company").

      The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

Comprehensive Income

      The Company's total comprehensive (loss) income for the three months and nine months ended September 30, 2001 and 2000 was $(272,218) thousand and $(7,666) thousand, and $208,098 thousand and $132,988 thousand, respectively. Comprehensive income (loss) includes the Company's net earnings adjusted for changes in unrealized appreciation (depreciation) of investments, which was $(55,792) thousand and $(14,730) thousand, and $(18,483) thousand and $(10,011)
thousand, and cumulative translation adjustments, which was $1,492 thousand and $(1,813) thousand, and $(1,592) thousand and $(6,141) thousand, for the three months and nine months ended September 30, 2001 and 2000, respectively.

Segment Information

      Information concerning the Company's continuing operations by industry segment is summarized below (in thousands):


                               For the three months ended          For the nine months ended
                             September 30,     September 30,    September 30,     September 30,
                                 2001              2000             2001              2000
                                 ----              ----             ----              ----
REVENUES
Mining and filtration          $  56,062         $  53,756        $ 163,947         $ 154,577
Industrial fasteners              29,721            36,373           94,149            99,349
Corporate activities            (226,482)           13,732          580,768           189,410
                               ---------         ---------        ---------         ---------
     Total                     $(140,699)        $ 103,861        $ 838,864         $ 443,336
                               =========         =========        =========         =========
EARNINGS (LOSS) FROM
  CONTINUING OPERATIONS
Mining and filtration          $   5,369         $   6,249        $  13,468         $  (4,365)
Industrial fasteners              (1,481)            1,584          (14,150)            5,799
Corporate activities            (236,404)            5,468          533,674           165,928
                               ---------         ---------        ---------         ---------
     Total                      (232,516)           13,301          532,992           167,362

Income taxes                    (195,708)            4,424          101,056            18,222
                               ---------         ---------        ---------         ---------
(Loss) earnings from
  continuing operations        $ (36,808)        $   8,877        $ 431,936         $ 149,140
                               =========         =========        =========         =========


                                              September 30,          December 31,
                                                   2001                  2000
                                                   ----                  ----
IDENTIFIABLE ASSETS
Discontinued operations                         $       --            $  163,111
Mining and filtration                              316,482               301,390
Industrial fasteners                                88,207               117,639
Corporate activities                             1,735,702             1,033,343
                                                ----------            ----------
     Total                                      $2,140,391            $1,615,483
                                                ==========            ==========

Contingencies

      The Company"s subsidiaries are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

      The Company reported net losses from continuing operations in the third quarter of 2001 of $36.8 million on revenues of $(140.7) million compared with net earnings of $8.9 million on revenues of $103.9 million in the third quarter of 2000. The 2001 results include an after-tax loss of $50.2 million on the disposition of Alleghany Underwriting Holdings Ltd ("Alleghany Underwriting"), which was sold on November 5, 2001.

      Net losses including discontinued operations were $220.8 million in the third quarter of 2001 compared with net earnings of $16.9 million in the third quarter of 2000. Such discontinued operations for the third quarter of 2001 consist of the operations of Alleghany Underwriting, and for the third quarter of 2000 consist of the operations of Alleghany Underwriting and Alleghany Asset Management, Inc. ("Alleghany Asset Management").

      In the first nine months of 2001, the Company's net earnings from continuing operations were $431.9 million on revenues of $838.9 million compared with $149.1 million on revenues of $443.3 million in the first nine months of 2000. Net earnings including discontinued operations were $225.3 million in the first nine months of 2001, compared with $108.2 million in the 2000 period. Such discontinued operations for the first nine months of 2001 consist of the operations of Alleghany Underwriting and Alleghany Asset Management prior to its disposition in February 2001, and for the first nine months of 2000 consist of the operations of Alleghany Underwriting, Alleghany Asset Management and the operations of Underwriters Re Group Inc. ("Underwriters Re Group") prior to its disposition in May 2000.

      The first nine months 2001 results include an after-tax gain of about $474.8 million on the disposition of Alleghany Asset Management, which was merged with a wholly owned subsidiary of ABN AMRO North America Holding Company on February 1, 2001, the after-tax loss of $50.2 million on the disposition of Alleghany Underwriting, and after-tax losses of $201.6 million on the operations of Alleghany Underwriting. The first nine months 2000 results include an after-tax gain of $143.8 million on the sale of Underwriters Re Group, and pre-tax losses of $44.6 million on the operations of

Underwriters Re Group (excluding Alleghany Underwriting) through the close of the sale in May 2000.

      On November 5, 2001, Alleghany Insurance Holdings LLC completed the sale of Alleghany Underwriting to Talbot Holdings Ltd., a new Bermuda-based insurance holding company formed by the senior management of Alleghany Underwriting and an investor group led by Heidi Hutter (former President and CEO of Swiss Re America). Consideration for the sale includes a warrant which will entitle Alleghany Insurance Holdings LLC to recover a portion of any residual capital of Alleghany Underwriting as determined upon the closure of the 2001 Lloyd's year of account. The Company has ascribed a nominal value to the warrant in computing the loss on the sale of Alleghany Underwriting.

      The sale of Alleghany Underwriting reflects a strategic decision by the Company to reduce the risk profile of its insurance operations. Talbot Holdings intends to continue the business on a new capital base, which it will seek to raise from investors who wish to participate in the current hardening insurance market. In order to bridge Talbot Holdings' capital needs while it seeks new capital, the Company has agreed to provide a $25 million loan or letter of credit facility to support business written for the 2002 Lloyd's year of account.

      Alleghany Underwriting recorded after-tax losses of $184.0 million in the 2001 third quarter, compared with after-tax losses of $348 thousand in the corresponding 2000 period, and after-tax losses of $201.6 million in the first nine months of 2001, compared with after-tax losses of $15.4 million in the first nine months of 2000. The 2001 losses reflect $112.4 million of losses from the September 11th terrorist attacks, $33 million for estimated costs of closing its property treaty line of business as a result of the September 11th losses and reserve strengthening of $23 million in respect of the 2000 and prior years of account. The 2000 losses reflect reserve strengthening of $44 million in respect of the 2000 and prior years of account following the completion of a reserve study. These losses are reported in earnings (losses) from discontinued operations.

      World Minerals Inc. ("World Minerals") recorded pre-tax earnings of $5.4 million on revenues of $56.1 million in the 2001 third quarter, compared with pre-tax earnings of $6.2 million on revenues of $53.8 million in the 2000 third quarter, and pre-tax earnings of $13.5 million on revenues of $163.9 million in the first nine months of 2001, compared with pre-tax losses of $4.4 million on revenues of $154.6 million in the first nine months of 2000. The 2001 results reflect an increase in net sales, primarily from World Minerals' European operations, offset by the continued high North American energy costs, particularly in California, and a lower level of production due to the softening of the U.S. economy. The 2000 results include non-recurring charges of $20.2 million pre-tax for the write-off of certain joint venture investments and assets no longer used in production, and expenses relating to changes in World Minerals' senior management. Excluding such non-recurring charges, World Minerals would have contributed pre-tax earnings of $15.8 million in the first nine months of 2000.

      Heads & Threads International LLC ("Heads & Threads") recorded pre-tax losses of $1.5 million on revenues of $29.7 million in the 2001 third quarter, compared with pre-tax earnings of $1.6 million on revenues of $36.4 million in the 2000 third quarter, and pre-tax losses of $14.2 million on revenues of $94.1 million in the first nine months of 2001, compared with pre-tax earnings of $5.8 million on revenues of $99.4 million in the first nine months of 2000. The 2001 periods reflect a material slowdown in the markets for its products, a strengthening of its inventory reserves, costs of assimilating acquisitions made in 2000, $2.5 million of pre-tax charges for write-offs relating to its computer system and the closure of certain branches and sales offices, and expenses relating to changes in Heads & Threads' senior management. The 2000 results include the gain on the sale of a warehouse property.

      Net gains on investment transactions from continuing operations after taxes in the third quarter of 2001 totalled $7.4 million compared with a gain of $54 thousand in the 2000 period.

      As of September 30, 2001, the Company beneficially owned approximately
17.95 million shares, or 4.6 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation, which had an aggregate market value on that date of approximately $480.1 million, or $26.75 per share, compared with a market value on December 31, 2000 of $508.2 million, or $28.3125 per share. The aggregate cost of such shares is approximately $201.3 million, or $11.21 per share.

      The Company has previously announced that it may purchase shares of its common stock in open market transactions from time to time. In the third quarter of 2001, the Company purchased an aggregate of 28,977 shares of its common stock for about $5.3 million, for an average cost of about $181.60 per share. As of September 30, 2001, the Company had 7,213,019 shares of its common stock outstanding.

      The Company's common stockholders' equity per share at September 30, 2001 was $189.89 per share, an 18 percent increase from common stockholders' equity per share of $161.55 as of December 31, 2000 (adjusted for the March 2001 stock dividend).

      As previously reported, on July 20, 2001, the Company announced the signing of a definitive merger agreement under which the Company will acquire Capitol Transamerica Corporation ("Capitol Transamerica"), an insurance holding company based in Madison, Wisconsin (Nasdaq: CATA), at an aggregate price of about $182 million in cash. Capitol Transamerica writes specialty lines of property and casualty insurance as well as fidelity and surety coverages, primarily through its subsidiary Capitol Indemnity Corporation. The Capitol Transamerica Group is rated A+ (Superior) by A.M. Best Company, Inc., an independent organization that analyzes the insurance industry. A closing is expected to occur around the end of the year.

      The Company's results in the first nine months of 2001 are not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, foreign currency exchange rates and commodity prices. The primary market risk related to the Company's non-trading financial instruments is the risk of loss associated with adverse changes in interest rates.

      The Company's 2000 Form 10-K provides a more detailed discussion of the market risks affecting its operations. Based on the Company's estimates as of September 30, 2001, no material change has occurred in its market risks, as compared to amounts disclosed in its 2000 Form 10-K.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            Exhibit Number                           Description
            --------------                           -----------
                  10.1              Purchase Agreement dated as of October 31,
                                    2001 by and between Alleghany Insurance
                                    Holdings LLC and Talbot Holdings Ltd.

                  10.2 Fourth Amendment to Credit Agreement dated as of August 14, 2001, and Waiver by and between Heads & Threads International LLC, various lending institutions, and American
                                    National Bank and Trust Company of Chicago, as Agent.

      (b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the third quarter of 2001.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ALLEGHANY CORPORATION
                                               Registrant



Date: November 14, 2001                        /s/ David B. Cuming
                                               --------------------
                                               David B. Cuming
                                               Senior Vice President
                                               (and principal financial officer)