Form 10-K
period 2001-12-31
ALLEGHANY CORP /DE
filed 2002-03-21
CIK 775368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

                          Commission file number 1-9371

                              ALLEGHANY CORPORATION
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             51-0283071
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

  375 Park Avenue, New York, New York                            10152
-------------------------------                               -----------
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

                                    Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 2002, 7,206,149 shares of Common Stock were outstanding, and the aggregate market value (based upon the closing price of these shares on the New York Stock Exchange) of the shares of Common Stock of Alleghany Corporation held by non-affiliates was $1,107,565,326.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference into the indicated part(s) of this Report:

                                                                         Part
                                                                         ----
Annual Report to Stockholders of Alleghany                             I and II
Corporation for the year 2001

Proxy Statement relating to Annual Meeting                             III
of Stockholders of Alleghany Corporation
to be held on April 26, 2002

                              ALLEGHANY CORPORATION
                           Annual Report on Form 10-K
                      for the year ended December 31, 2001


                                Table of Contents

                      Description                                                            Page
                      -----------                                                            ----
                                                 PART I
Item 1.               Business                                                                 5
Item 2.               Properties                                                              19
Item 3.               Legal Proceedings                                                       26
Item 4.               Submission of Matters to a Vote of Security Holders                     26
Supplemental Item     Executive Officers of Registrant                                        26
                                                 PART II
Item 5.               Market for Registrant's Common Equity and Related                       27
                      Stockholder Matters
Item 6.               Selected Financial Data                                                 28
Item 7.               Management's Discussion and Analysis of Financial Condition             28
                      and Results of Operations
Item 7A.              Quantitative and Qualitative Disclosures About Market Risk              28
Item 8.               Financial Statements and Supplementary Data                             28
Item 9.               Changes in and Disagreements With Accountants on Accounting             28
                      and Financial Disclosure

                      Description                                                            Page
                      -----------                                                            ----
                                                PART III
Item 10.              Directors and Executive Officers of Registrant                          29
Item 11.              Executive Compensation                                                  29
Item 12.              Security Ownership of Certain Beneficial Owners and                     29
                      Management
Item 13.              Certain Relationships and Related Transactions                          29
                                                 PART IV
Item 14.              Exhibits, Financial Statement Schedules and Reports on Form             30
                      8-K
                      Signatures                                                              44
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

         Alleghany's principal executive offices are located at 375 Park Avenue, New York, New York 10152 and its telephone number is (212) 752-1356. Alleghany is engaged, through its subsidiaries World Minerals Inc. ("World Minerals"), Celite Corporation ("Celite") and Harborlite Corporation ("Harborlite") and their subsidiaries, in the industrial minerals business. Alleghany conducts a steel fastener importing and distribution business through its subsidiary Heads & Threads International LLC ("Heads & Threads"). Alleghany is also engaged through its subsidiary Capitol Transamerica Corporation ("Capitol Transamerica") and its subsidiaries, in the property and casualty, and fidelity and surety, insurance businesses. Through its subsidiary Alleghany Properties, Inc. ("Alleghany Properties"), Alleghany owns and manages properties in California.

         On January 4, 2002, Alleghany completed the acquisition of Capitol Transamerica. The total purchase price paid by Alleghany was approximately $182 million. Contemporaneous with the acquisition of Capitol Transamerica, Alleghany purchased a Nebraska-domiciled insurance company licensed in all fifty states for approximately $40 million. The seller contractually retained all of the liabilities of the Nebraska insurance company that existed at the time of the sale.

         Until November 5, 2001, Alleghany was also engaged, through its subsidiary Alleghany Underwriting Holdings Ltd ("Alleghany Underwriting") and its subsidiaries, in the global property and casualty insurance and reinsurance business at Lloyd's of London. On that date, Alleghany completed the disposition of Alleghany Underwriting to Talbot Holdings Ltd., a new Bermuda holding company formed by certain principals of the Black Diamond Group and the senior management of Alleghany Underwriting. Alleghany recorded an after-tax loss of $50.5 million on the disposition. Consideration for the sale included a warrant which will entitle Alleghany to recover a portion of any residual capital of Alleghany Underwriting as determined upon the closure of the 2001 Lloyd's year of account. Alleghany has ascribed a nominal value to the warrant in computing the loss on the sale of Alleghany Underwriting. In connection with the sale, Alleghany provided a $25 million letter of credit to support business written by a new Talbot syndicate for the 2002 Lloyd's year of account while Talbot sought new capital. In light of the transaction, Alleghany Underwriting has been classified as a discontinued operation.

         Until February 1, 2001, Alleghany was also engaged, through its subsidiary Alleghany Asset Management, Inc. ("Alleghany Asset Management") and its subsidiaries, in the financial services business. On that date, Alleghany Asset Management merged with a wholly owned subsidiary of ABN AMRO North America Holding Company ("ABN AMRO"). Alleghany received cash proceeds of $825 million and recorded an after-tax gain of about $474.8 million, or approximately $65.70 per share, excluding certain expenses relating to the closing of the sale. In light of the transaction, Alleghany Asset Management has been classified as a discontinued operation.

         Until May 10, 2000, Alleghany was also engaged, through its subsidiary Underwriters Re Group, Inc. and its subsidiaries ("Underwriters Re Group"), in the global property and casualty reinsurance and insurance businesses. On that date, Underwriters Re Group was sold to Swiss Re America Holding Corporation. Alleghany recorded pre-tax proceeds of about $649.0 million in cash. In connection with the sale, Alleghany paid approximately $187.9 million in cash (or $25.3125 per share) for the purchase from Underwriters Re Group of 7.425 million shares of Burlington Northern Santa Fe Corporation. Alleghany's pre-tax gain on the sale was approximately $136.7 million, reflecting additional adjustments from previously reported figures for the settlement of certain outstanding obligations of Underwriters Re Group that were assumed by Alleghany and the final resolution of post-closing purchase price adjustments. The tax on the gain is approximately $7.1 million, resulting in an after-tax gain on the sale of $129.6 million. The tax rate on the gain differs from the expected statutory rate principally due to a difference between the tax and book bases of Underwriters Re Group. Alleghany retained Underwriters Re Group's London-based Lloyd's operations conducted through Alleghany Underwriting, which was subsequently sold on November 5, 2001.

         Until June 17, 1998, Alleghany was also engaged, through its subsidiaries Chicago Title and Trust Company, Chicago Title Insurance Company, Security Union Title Insurance Company and Ticor Title Insurance Company and their subsidiaries ("CT&T"), in the sale and underwriting of title insurance and in other real estate-related services businesses. On that date, Alleghany completed the tax-free spin-off of Chicago Title Corporation, the newly formed holding company of CT&T, to Alleghany stockholders. As a part of the spin-off, the common stock of Chicago Title Corporation was listed on the New York Stock Exchange under the symbol "CTZ." On March 20, 2000, Chicago Title Corporation merged with Fidelity National Financial, Inc.

         During 1994 and early 1995, Alleghany and its subsidiaries acquired a substantial number of shares of common stock of Santa Fe Pacific Corporation ("Santa Fe"). On September 22, 1995, Santa Fe and Burlington Northern, Inc. merged under a new holding company named Burlington Northern Santa Fe Corporation ("BNSF"). As a result of the merger, the shares of Santa Fe beneficially owned by Alleghany were converted into shares of BNSF. As of March 1, 2002, Alleghany owned approximately 16 million shares of BNSF, or about 4.2 percent of BNSF's currently outstanding common stock. BNSF owns one of the largest railroad networks in North America, with 33,000 route miles covering 28 states and two Canadian provinces.

         In 2001, Alleghany studied a number of potential acquisitions. Alleghany intends to continue to expand its operations through internal growth at its subsidiaries as well as through possible operating-company acquisitions and investments.

         Reference is made to Items 7 and 8 of this Report for further information about the business of Alleghany in 2001. The consolidated financial statements of Alleghany, incorporated by reference in Item 8 of this Report, include the accounts of Alleghany and its subsidiaries for all periods presented.

INDUSTRIAL MINERALS BUSINESS

         On July 31, 1991, a holding company subsidiary of Alleghany acquired all of Manville Corporation's worldwide industrial minerals business, now conducted principally through World Minerals. The former Chairman of the Board of World Minerals, who is still a member of the Board of Directors, currently owns an equity interest, including outstanding options, of about 6.6 percent of World Minerals' immediate parent company.

         World Minerals, headquartered in Santa Barbara, California, is principally engaged in the mining, production and sale of two industrial minerals, diatomite and perlite.

         Diatomite

         World Minerals conducts its diatomite business through Celite. Celite is believed to be the world's largest producer of filter-aid grade diatomite, which it markets worldwide under the Celite(R), DiaFil(R) and Kenite(R) brand names; Celite also markets filter-aid grade diatomite in Europe under the Primisil(R) brand name and in Latin America and other areas under the Diactiv(R) brand name.

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

         Celite has its world headquarters in Lompoc, California and owns, directly or through wholly owned subsidiaries, diatomite mines and/or processing plants in Lompoc, California; Quincy, Washington; Fernley, Nevada; Murat, France; Alicante, Spain; Arica, Chile; Arequipa, Peru; Ayacucho, Peru; Tuxpan, Mexico; and Guadalajara, Mexico. In 1995, World Minerals, through various subsidiaries of Celite, acquired controlling interests in three joint ventures which are engaged in the mining and processing of diatomite in Jilin Province, People's Republic of China ("PRC").

         In 2001, Celite sold its 48.6 percent of Kisilidjan, h.f., a joint venture with the Government of Iceland, which mines and processes diatomite from Lake Myvatn in Iceland, to Allied EFA. Following the sale, Celite has retained the exclusive right to sell the diatomite products produced from the Icelandic mine as long as such products continue to be produced. Also, in 2001, Celite acquired a diatomite business, including a plant and mining properties, in and around Fernley, Nevada from CR Minerals, LLC.

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

         Perlite ore is mined at Harborlite's No Agua, New Mexico mine and is sold primarily to companies that expand it in their own expansion plants and use it in the manufacture of roofing board, formed pipe insulation and acoustical ceiling tile. Perlite ore for filter aid and certain filler applications is mined at Harborlite's Superior, Arizona mine and is expanded at Harborlite's six expansion plants located within the United States. Expanded perlite is also produced at Harborlite's European expansion plants at Hessle, United Kingdom, Wissembourg, France, Barcelona, Spain and Milan, Italy, from perlite ore obtained from Harborlite's perlite mines at Dikili, Turkey and in Central Turkey, and from merchant ore producers in Europe. Most of the expanded perlite is used as a filter aid in the brewing, food, wine, sweetener, pharmaceutical, chemical and lubricant industries, or as a filler and insulating medium in various construction applications.

         In 2000, Harborlite subsidiaries completed the acquisition of small perlite expansion businesses in United Kingdom and Spain, which have been merged into existing Harborlite businesses in those countries.

         In 2001, Harborlite acquired a small perlite expansion business in Spain (which was merged into Harborlite's existing operations in Spain) and acquired additional perlite ore reserves in Central Turkey.

         Harborlite has its world headquarters in Lompoc, California and owns, directly or through wholly owned subsidiaries, a perlite mine and mill in No Agua, New Mexico, a perlite loading facility in Antonito, Colorado, a perlite mine and a mill in Superior, Arizona, a perlite deposit in Utah, a perlite mine and mill in Dikili, Turkey, a perlite deposit in Central Mexico, a perlite deposit in Central Turkey, and perlite expansion facilities in Escondido, California; Green River, Wyoming; LaPorte, Texas; Youngsville, North Carolina; Vicksburg, Michigan; Quincy, Florida; Wissembourg, France; Hessle, England; Barcelona, Spain and Milan, Italy.

         World Minerals conducts its business on a worldwide basis, with mining and processing operations in ten countries. In 2001, approximately 44 percent of World Minerals' revenues (equal to 10 percent of Alleghany's consolidated revenues) were generated by foreign operations, and an additional 14 percent of World Minerals' revenues were generated by export sales from the United States. While World Minerals believes that the international scope of its operations gives it unique competitive advantages, international operations can be subject to additional risks, such as currency fluctuations, changes in foreign legal requirements and political instability. World Minerals closely monitors its methods of operating in each country and adopts strategies responsive to changing economic and political environments.

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

         Celite's largest diatomite plant and mine is located near Lompoc, California. Celite currently obtains all additional diatomite supplies from its mines in the states of Washington and Nevada, in France, Spain, Mexico, Chile, Peru, and China. Celite believes that its diatomite reserves in Washington, Nevada, Mexico, Chile, Peru, and

China are generally sufficient to last for at least 20 more years at current rates of production. Reserves are less than 20 years at Lompoc, France and Spain. Drilling or investment is required at these locations to increase reserves to 20 years. France requires permitting and investment in a new deposit. Since Celite has substantial reserves at several locations and sufficient plant capacity at all locations, a flexible ore source program is under development to spread sales and achieve a minimum of 20 years of reserves at all locations, which, if successful, would improve customers' supply options.

         Harborlite obtains perlite ore in the United States from its No Agua and Superior mines, and believes that its perlite ore reserves at each of these sites are sufficient to last at least 20 more years at the current rates of production. The perlite used by Harborlite for expansion in Europe is obtained from Harborlite's Dikili and Central Turkey mines and from third parties in Europe. Ore reserves at both Turkish mines are believed to be sufficient to last at least 20 more years at the current rates of production.

         Celite's silicate products are produced from purchased magnesium and calcium compounds and internally supplied diatomite.

         World Minerals' operating subsidiaries experienced no interruptions in raw materials availability in 2001. Barring unforeseen circumstances, World Minerals anticipates no such interruptions in 2002. Celite and Harborlite believe that they have taken reasonable precautions for the continuous supply of their critical raw materials.

         Many of Celite's and Harborlite's operations use substantial amounts of energy, including electricity, fuel oil, natural gas and propane. In 2001, Celite and Harborlite experienced the effects of unprecedented increases in the costs of electricity (particularly in California) and natural gas, and temporary shutdowns as a result of electricity shortages experienced in California. The electricity shortages have not extended into 2002, but higher electricity prices and the potential for shortages are expected to continue until the energy crisis in California is resolved. Celite and Harborlite have supply contracts for most of their energy requirements. Most of such contracts are for one year or less. Celite and Harborlite have not experienced any energy shortages outside of California, and they believe that they have taken reasonable precautions to ensure that their energy needs will be met, barring any unusual or unpredictable developments.

         From the time World Minerals began operations in 1991, none of its customers accounted for 10 percent or more of World Minerals' annual sales.

         World Minerals presently owns, controls or holds licenses either directly or through its subsidiaries to approximately 19 United States and 99 foreign patents and patent applications. While World Minerals considers all of its patents and licenses to be valuable, World Minerals believes that none of its patents or licenses is by itself material to its business.

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

         In order to bring more focused attention to the unique needs of various areas of the world, World Minerals reorganized the management of its business in 2000 into three regional sectors. Sales, operations and finance functions are now managed on a regional basis. Administrative, technical and support services are provided to the regional sectors by World Minerals. Also in 2000, World Minerals embarked on a major project to upgrade its information technology capabilities, a process that will continue into 2003 or 2004.

         World Minerals has research and development, environmental control and quality control laboratories at its Lompoc production facilities and quality control laboratories at each of its other production facilities. In 2001, World Minerals spent approximately $2.5 million on company-sponsored research and technical services (in addition to amounts spent on engineering and exploration) related to the development and improvement of its products and services.

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

Regulation

         All of Celite's and Harborlite's domestic operations are subject to a variety of federal, state and local environmental laws and regulations. These laws and regulations establish potential liability for costs incurred in cleaning up waste sites and impose limitations on atmospheric emissions, discharges to domestic waters, and disposal of hazardous materials. Certain state and local jurisdictions have adopted regulations that may be more stringent than corresponding federal regulations. Celite and Harborlite believe that the impact of environmental regulation on their respective operating results has been minimal due to their environmental compliance programs; however, Celite and Harborlite cannot predict the potential future impact of such regulations, given the increasing number, complexity and changing character of such regulations.

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

         Certain products of Celite and Harborlite are subject to the Hazard Communication Standard promulgated by OSHA, which requires Celite and Harborlite to disclose the hazards of those products to employees and customers. Celite's diatomite products and certain of Harborlite's products contain varying amounts of crystalline silica, a mineral which is among the most common found on earth. In 1997, the International Agency for Research on Cancer ("IARC") reclassified the inhalation of crystalline silica from occupational sources from "probably carcinogenic to humans" to a category reflecting "sufficient evidence of human carcinogenicity." Celite and Harborlite provide required warning labels on their products containing in excess of 0.1 percent respirable crystalline silica, advising customers of the IARC designation and providing recommended safety precautions. Such requirements also mandate that industrial customers who purchase diatomite or perlite for use as a filler in their products label such products to disclose hazards which may result from the inclusion of crystalline silica-based fillers, if such products contain in excess of 0.1 percent of crystalline silica by volume. Due to labeling concerns, some manufacturers of paint may be considering the use of other fillers in place of Celite's products. However, Celite believes that the loss of these customers would not have a material adverse effect on its operating results. In addition, Celite's Fernely, Nevada plant produces a product used as a paint filler that does not require such labeling. Several states have also enacted or adopted "right to know" laws or regulations, which seek to expand the federal Hazard Communication Standard to include providing notice of hazards to the general public, as well as to employees and customers.

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

Employees

         As of December 31, 2001, World Minerals had 191 employees worldwide, Celite had about 1,142 employees worldwide, and Harborlite had about 251 employees worldwide. Approximately 326 of Celite's employees and 38 of Harborlite's employees in the United States are covered by collective bargaining agreements. All of the collective bargaining agreements covering workers at Celite and Harborlite are in full force and effect.

WHOLESALE STEEL FASTENER BUSINESS

         Heads & Threads, headquartered in Sayreville, New Jersey, is one of the nation's leading importers and distributors of steel fasteners. The Heads and Threads division (owned by Alleghany since 1974) was reorganized in 1999 as Heads & Threads International LLC. Heads & Threads imports and sells commercial fasteners - nuts, bolts, screws, washers, sockets, and anchors - for resale through distributors and packagers that serve original equipment manufacturers, maintenance and repair operators, and construction and retail customers. Heads & Threads has four distribution centers and nine warehouses serving major metropolitan areas with same day or next day delivery. Heads & Threads also has a packaging operation that distributes small packages through its Atlas division.

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

         As a result of these three acquisitions, Heads & Threads underwent a significant restructuring of corporate staff and operations. Centralized functions, including purchasing, accounting, quality control and traffic, were moved from its former headquarters in the Chicago area to Sayreville, New Jersey. Multiple sales offices and warehouses were consolidated into a single facility in each market served. New state-of-the-art distribution centers were opened in the Chicago, Atlanta, and Los Angeles markets. Significant staff cuts were made to eliminate redundancies. Five additional Heads & Threads operating facilities were closed and staff count was further reduced in 2001 as a result of sales territory consolidation and a strategic realignment of the nationwide distribution network. These operating facilities were located in the St. Louis, Minneapolis, Cincinnati, Miami, and Denver metropolitan areas.

         The business is conducted under the Heads & Threads name. The Gardenbolt and Reynolds names were used during a transition period immediately following the acquisitions, but are no longer being used. The Atlas name, which has a distinct market value, continues to be used. While Heads & Threads considers all of its trademarks and licenses to be valuable, Heads & Threads believes that none is by itself material to its business.

         Heads & Threads' operations are divided into three businesses - stock, direct from mill/stock for release, and packaged. Through its stock business, product is purchased by Heads & Threads in anticipation of demand and warehoused in its facilities throughout the United States. Customer purchases tend to be of relatively small quantities for same day or next day delivery. This segment represented approximately 81 percent of Heads & Threads' business in 2001. The direct from mill/stock for release business involves large quantities of standard or specialty product purchased by Heads & Threads specifically for a customer order, which is shipped directly from the manufacturer to the customer (direct from mill) or warehoused in a Heads & Threads facility and shipped to the customer over time, with a definitive end date (stock for release). The direct from mill/stock for release segment represented approximately 15 percent of Heads & Threads' total business in 2001. The packaged business, which was acquired in the Atlas transaction, comprises small packaged quantities sold to distributors and mill supply houses. Sales in the packaged business segment were approximately 4 percent of Heads & Threads' business in 2001.

         Heads & Threads typically experiences a moderate reduction in sales in July and December of each year related to distributor and end user shutdowns, vacations, and holidays. The business is not otherwise seasonal in nature.

         Since Heads & Threads imports the vast majority of its fasteners, it is necessary to forecast inventory requirements from six months to a year in advance to allow time for shipments to reach their destinations in the United States. Heads & Threads is required to maintain a six- to eight-month supply of inventory due to the long lead times and customer requirements for immediate delivery. Because of the large inventories it is required to hold and the price sensitivity of the market it serves, Heads & Threads' margins can be adversely affected when product replacement costs, and therefore, selling prices, change quickly or dramatically. Since 1998, margins have been negatively affected by significant replacement cost decreases in product manufactured overseas resulting in lower selling prices. The cost decreases have been a result of excess capacity and a strong U.S. dollar.

         Heads & Threads has multiple suppliers for most of the items it distributes, although preferred vendors are used to facilitate quality control. Luyon Corporation represented approximately 16 percent of the total purchases in 2001. No other single supplier accounted for more than 5 percent of Heads & Threads' purchases in 2001. The supply chain could be adversely affected by political instability or conflicts involving Heads & Threads' principal supplying countries, particularly China and Taiwan. Heads & Threads did not experience any product supply disruptions in 2001. Barring unforeseen circumstances, Heads & Threads anticipates no such interruptions in 2002.

         Heads & Threads believes that its strength lies in its product coverage, logistics capabilities (procurement, storage and distribution of product), and longtime customer and supplier relationships. Heads & Threads imports and sells commercial fasteners for resale through distributors and packagers that serve original equipment manufacturers, maintenance and repair operators, construction and retail customers. As of December 31, 2001, Heads & Threads' total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 2,760. None of Heads & Threads' customers accounted for more than 10 percent of Heads & Threads' annual sales.

         At December 31, 2001, Heads & Threads had a customer order backlog of $17.6 million, primarily related to its direct from mill/stock for release business. The entire backlog is expected to be filled in 2002.

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

         At December 31, 2001, Heads & Threads had about 248 employees.

PROPERTY AND CASUALTY INSURANCE BUSINESS

         Capitol Transamerica, headquartered in Madison, Wisconsin, is an insurance holding company that writes specialty lines of property and casualty insurance as well as fidelity and surety coverages, primarily through its subsidiary, Capitol Indemnity Corporation. Capitol Transamerica was acquired by Alleghany on January 4, 2002, for a purchase price of approximately $182 million.

         Capitol Indemnity operates in 37 states with a geographic concentration in the Midwestern and Plains States. Its business is conducted through independent and general insurance agents located throughout the United States. Capitol Indemnity writes primarily property and casualty insurance for certain types of businesses or activities, including barber and beauty shops, bowling alleys, contractors and/or manufacturers, and restaurants and taverns. It also writes fidelity and surety bonds and specialty insurance coverage, including contractors' performance and payment bonds, license/permit bonds, fiduciary bonds, judicial bonds and commercial fidelity bonds. The property and casualty business of Capitol Indemnity accounted for approximately 83 percent of the business written in 2001, while the fidelity and surety segment accounted for the remainder of the business written. Capitol Indemnity recorded gross direct written premiums of approximately $125 million and net written premiums of approximately $112.3 million in 2001. As of December 31, 2001, Capitol Indemnity's statutory surplus was $104.5 million.

         Contemporaneous with the acquisition of Capitol Transamerica, Alleghany acquired a Nebraska-domiciled property and casualty insurance company for approximately $40 million, which is licensed in 50 states and operates in conjunction with Capitol Transamerica. The seller retained all of the liabilities of the Nebraska insurance company that existed at the time of the sale. As of December 31, 2001, the Nebraska insurance company's statutory surplus was $32 million.

         Capitol Indemnity is rated A+ (Superior) by A.M. Best Company, Inc., an independent organization that analyzes the insurance industry.

         At December 31, 2001, Capitol Transamerica had 190 full-time and 54 part-time employees.

REAL ESTATE BUSINESS

         Headquartered in Sacramento, California, Alleghany Properties owns and manages, among other real estate and real estate-related assets, 16 properties in California. Such properties are comprised primarily of improved and unimproved commercial land and residential lots. A major portion of these properties is located in North Natomas, the only large undeveloped area in the City of Sacramento. Development in the area had been delayed by flood plan zoning and wildlife habitat issues; however, the area experienced considerable growth in its first season of development activity beginning in 1998, including more than a dozen residential projects, office buildings and a fully-leased retail shopping center. Participating in the growth from 1998 through the present, Alleghany Properties sold over 100 acres of residential land and several parcels of commercial property. Further development on some of the properties in the North Natomas area may be delayed until a new Environmental Impact Statement is prepared and approved in response to a recent adverse decision regarding endangered species permits for the area.

         At December 31, 2001, Alleghany Properties had 5 employees.

Item 2.  Properties.

         Alleghany's headquarters is located in leased office space of about 16,000 square feet at 375 Park Avenue in New York City.

         World Minerals' headquarters is located in leased premises of approximately 13,000 square feet in Santa Barbara, California. Celite, Harborlite and certain departments of World Minerals share 16,800 square feet of leased premises in Lompoc, California.

         A description of the major plants and properties owned and operated by Celite and Harborlite is set forth below. All of the following properties are owned, with the exception of Plant # 1 at Quincy, Washington, the plant site at Fernley, Nevada, the headquarters offices at Santa Barbara and Lompoc, California, the Nanterre, France, Beijing, PRC, Santiago, Chile and Izmir, Turkey offices and the plant at Wissembourg, France, which are leased.

            Location and                          Approximate                         Product
         Nature of Property                     Square Footage                         or Use
         ------------------                     --------------                         ------
CELITE:
Lompoc, CA                                            997,410            Diatomite filter aids, fillers,
Production facility;                                                     silicates and specialty products
18 multi-story production
buildings; 5 one-story warehouse
buildings; 6 one-story laboratory
buildings; 4 multi-story bulk
handling buildings; 6 one-story
office buildings; 2 one-story lunch
and locker-room buildings; and 10
one-story shops.

Lompoc, CA                                             16,800            Administrative office
1 one-story building; and 3 units within
1 one-story building.

            Location and                          Approximate                         Product
         Nature of Property                     Square Footage                         or Use
         ------------------                     --------------                         ------
Quincy, WA                                             60,941            Diatomite filter aids and fillers
Production facility;
Plant #1-1 multi-story production
building and 7 one-story buildings.
Plant #2-1 multi-story production
building and 6 one-story buildings.

Fernley, NV                                            21,200            Diatomite fillers
Production facility; 1 five-story
processing building; 1 one-story
warehouse and office building; 1
one-story warehouse, office and
packaging building; 1 one-story
truck shed; 1 one-story maintenance
shop; and 1 one-story lab.

Murat, Department of Cantal, France                    77,000            Diatomite filter aids
Production facility;
1 one-story manufacturing building; 2
one-story warehouses; and 1 one-story
office building.

Nanterre, France                                        6,600            Sales and administrative offices
1 single floor.

Guadalajara, Mexico                                   116,610            Diatomite filter aids and fillers
Production facility; 2 multi-story
production buildings; 2 multi-story
pollution-control buildings; and 20
one-story buildings.

Mexico City, Mexico                                     2,700            Sales and administrative offices
1 single floor condominium.

            Location and                          Approximate                         Product
         Nature of Property                     Square Footage                         or Use
         ------------------                     --------------                         ------
Arica, Chile                                           50,000            Diatomite filter aids
Production facility;
1 calcined line; 1 administration
building; 1 laboratory; 1 warehouse
building; 1 changing room building;
1 maintenance workshop; and 1
product warehouse.

Santiago, Chile                                         2,500            Offices
1 single floor in a multi-story,
rented office building.

Alicante, Spain                                        70,777            Diatomite filter aids and fillers
Production facility;
2 multi-story manufacturing
buildings; 3 one-story warehouses; 2
one-story office buildings; 1
two-story laboratory; and 3
miscellaneous buildings.

Changbai County,                                       95,000            Diatomite filter aids
Jilin Province, PRC
Production facility;
1 multi-story processing facility; 4
one-story warehouse buildings; 1
multi-story office building; and 4
one-story miscellaneous buildings.

            Location and                          Approximate                         Product
         Nature of Property                     Square Footage                         or Use
         ------------------                     --------------                         ------
Linjiang County,                                       74,665            Diatomite filter aids
Jilin Province, PRC
Production facility;
1 multi-story production facility; 1
two-story office building; 3
one-story warehouse buildings; and 3
one-story miscellaneous buildings.

Linjiang County,                                      142,000            Diatomite filter aids
Jilin Province, PRC
Production facility;
3 multi-story production facilities;
1 one-story office building; 2
one-story warehouse buildings; and 5
one-story miscellaneous buildings.

Beijing, PRC                                            2,700            Offices
1 single floor in multi-story office
building


HARBORLITE:
----------

Antonito, CO                                            9,780            Warehouse facilities for perlite
1 one-story manufacturing building                                       ore
and warehouse; 1 one-story office
building; and 1 one-story warehouse.

No Agua, NM                                            40,550            Perlite ore
Production facility;
1 six-story mill building; 1
one-story office and shop building;
and 8 miscellaneous one-story
buildings.

            Location and                          Approximate                         Product
         Nature of Property                     Square Footage                         or Use
         ------------------                     --------------                         ------
Superior, AZ                                            6,900            Perlite ore
Production facility;
1 one-story warehouse building; and
1 one-story office building.

Escondido, CA                                           8,450            Perlite filter aids
1 one-story warehouse building; and
1 one-story office building.

Green River, WY                                        17,300            Perlite filter aids
1 one-story warehouse building; and
1 one-story office building.

Vicksburg, MI                                          25,050            Perlite filter aids
2 one-story warehouse buildings; and
1 one-story office building.

Youngsville, NC                                        22,500            Perlite filter aids
1 one-story warehouse building; 1
one-story manufacturing building;
and 1 one-story office building.

Quincy, FL                                             18,450            Perlite filter aids
1 one-story warehouse building; 1
one-story manufacturing building;
and 1 one-story office building.

LaPorte, TX                                            23,000            Perlite filter aids and fillers
1 one-story expansion warehouse and
office building.

            Location and                          Approximate                         Product
         Nature of Property                     Square Footage                         or Use
         ------------------                     --------------                         ------
Wissembourg, France                                     5,000            Perlite filter aids and fillers
a portion of 1 multi-story
production and warehouse building.

Hessle, Humberside,                                    36,700            Perlite filter aids and fillers
United Kingdom
1 one-story manufacturing building;
and 1 two-story office building.

Dikili, Turkey                                         63,200            Perlite crushing mill
Production facility;
1 four-story manufacturing building;
1 one-story warehouse building; 1
one-story raw material warehouse; 1
one-story office building; and 1
one-story maintenance shop.

Izmir,                                                  1,000            Sales and administrative offices
Turkey
1 single floor.

Barcelona, Spain                                       70,300            Perlite filter aids and fillers
Production facility;
1 one-story manufacturing and
warehouse building; 1 one-story raw
material warehouse; and 1 two-story
office building.

El Ejido, Spain                                        21,520            Perlite fillers
1 one-story manufacturing building;
1 one-story warehouse; and 1
one-story office building

            Location and                          Approximate                         Product
         Nature of Property                     Square Footage                         or Use
         ------------------                     --------------                         ------
Milan, Italy                                           68,600            Perlite filter aids
Production facility;
1 one-story manufacturing/ warehouse
building; 1 one-story raw material
warehouse; and 1 two-story office
building.

WORLD MINERALS:
--------------

Santa Barbara, CA                                      13,000            Headquarters office
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

         World Minerals, Celite and Harborlite also lease warehouses, office space and other facilities in the United States and abroad. Celite's joint ventures in the PRC have rights to mine diatomaceous earth in sections of Jilin Province, PRC.

         Heads & Threads leases approximately 12,000 square feet of office space in Sayreville, New Jersey for its headquarters. All of its four distribution centers, one packaging operation and nine warehouses are also in leased space, ranging in size from about 20,000 square feet to 165,000 square feet. In addition, Heads & Threads leases ten facilities that it no longer uses in operations. Seven are generating rental income from subleases and three are vacant. These leases expire in 2002 (3), 2003 (3), 2004 (3) and 2008 (1). In
2000, Heads & Threads sold the land and buildings it owned in Northbrook, Illinois, which housed its former headquarters, and Woodside, New York.

Item 3.  Legal Proceedings.

         Alleghany's subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provision on its books, in accordance with generally accepted accounting principles, for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provision is adequate under generally accepted accounting principles as of December 31, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of 2001.

Supplemental Item. Executive Officers of Registrant.

         The name, age, current position, date elected and five-year business history of each executive officer of Alleghany are as follows:


                                         Current Position                         Business Experience
Name                            Age         (date elected)                        During Last 5 Years
----                            ---         --------------                        -------------------
F.M. Kirby                      82       Chairman of the Board (since 1967)       Chairman of the Board, Alleghany.

John J. Burns, Jr.              70       President, chief operating officer       President, chief operating officer
                                         (since 1977) and chief executive         and chief executive officer,
                                         officer (since 1992)                     Alleghany.

David B. Cuming                 69       Senior Vice President and chief          Senior Vice President and chief
                                         financial officer (since 1989)           financial officer, Alleghany.

Robert M. Hart                  57       Senior Vice President, General Counsel   Senior Vice President, General
                                         (since 1994) and Secretary (since 1995)  Counsel and Secretary, Alleghany.

Peter R. Sismondo               46       Vice President, Controller, Assistant    Vice President, Controller,
                                         Secretary, principal accounting          Treasurer, Assistant Secretary and
                                         officer (since 1989) and Treasurer       principal accounting officer,
                                         (since 1995)                             Alleghany.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The information required by this Item with respect to the market price of and dividends on Alleghany's common stock and related stockholder matters is incorporated by reference from page 20 of Alleghany's Annual Report to Stockholders for the year 2001, filed as Exhibit 13 hereto.

Recent Sales of Unregistered Securities.

         On August 1, 2001, the Company issued 1,884 shares of common stock to William K. Lavin upon the exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends and the spin-off of Chicago Title Corporation, at an exercise price of $78.0034 per share, or $147,000 in the aggregate, granted to Mr. Lavin on April 26, 1993, pursuant to the Alleghany Corporation Amended and Restated Directors' Stock Option Plan. The sale of the common stock was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

         On January 15, 2002, the Company issued 1,020 shares of common stock to Edward S. Bottum upon the exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends, at an exercise price of $171.6605 per share, or $175,093.75 in the aggregate, granted to Mr. Bottum on July 18, 2000 pursuant to the Subsidiary Directors' Stock Option Plan. The sale of the common stock was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

         On January 28, January 31 and February 1, 2002, the Company issued an aggregate of 1,020 shares of common stock to Robert E. Riley upon the exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends, at an exercise price of $171.6605 per share, or $175,093.75 in the aggregate, granted to Mr. Riley on July 18, 2000 pursuant to the Subsidiary Directors' Stock Option Plan. The sale of the common stock was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

         Other than unregistered issuances of Alleghany common stock previously reported in Alleghany's Quarterly Reports on Form 10-Q for the quarters ending March 31, 2001, June 30, 2001 and September 30, 2001, and such issuances that did not involve a sale consisting of issuances of common stock and other securities pursuant to employee incentive plans, Alleghany did not sell any Alleghany common stock during 2001 that was not registered under the Securities Act.

Item 6.  Selected Financial Data.

         The information required by this Item 6 is incorporated by reference from page 20 of Alleghany's Annual Report to Stockholders for the year 2001, filed as Exhibit 13 hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required by this Item 7 is incorporated by reference from pages 5 through 9, 11 through 13, 15 through 17, and 22 through 24 of Alleghany's Annual Report to Stockholders for the year 2001, filed as Exhibit 13 hereto.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         The information required by this Item 7A is incorporated by reference from pages 24 through 25 of Alleghany's Annual Report to Stockholders for the year 2001, filed as Exhibit 13 hereto.

Item 8.  Financial Statements and Supplementary Data.

         The information required by this Item 8 is incorporated by reference from pages 26 through 40 of Alleghany's Annual Report to Stockholders for the year 2001, filed as Exhibit 13 hereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of Registrant.

         As permitted by General Instruction G(3), information concerning the executive officers of Alleghany is set forth as a supplemental item included in
Part I of this Form 10-K Report under the caption "Executive Officers of Registrant." Information concerning the directors of Alleghany is incorporated by reference from pages 5 through 9 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 26, 2002. Information concerning compliance with the reporting requirements under Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference from pages 10 through 11 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 26, 2002.

Item 11. Executive Compensation.

         The information required by this Item 11 is incorporated by reference from pages 13 through 19 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 26, 2002. The information set forth beginning with the bottom of page 19 through page 27 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 26, 2002, is not "filed" as a part hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this Item 12 is incorporated by reference from pages 2 through 4, and from pages 9 through 10, of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 26, 2002.

Item 13. Certain Relationships and Related Transactions.

         The information required by this Item 13 is incorporated by reference from page 12 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 26, 2002.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)      1.       Financial Statements.

         The consolidated financial statements of Alleghany and subsidiaries, together with the report thereon of KPMG LLP, independent certified public accountants, are incorporated by reference from the Annual Report to Stockholders for the year 2001 into Item 8 of this Report.

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

--------

*        Compensatory plan or arrangement.

Exhibit Number                      Description
--------------                      -----------
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


--------

*        Compensatory plan or arrangement.

Exhibit Number                      Description
--------------                      -----------
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

--------

*        Compensatory plan or arrangement.

Exhibit Number                      Description
--------------                      -----------
10.11(a)                            364-Day Revolving Credit Agreement dated as of November 22, 2000, by and between
                                    Alleghany, the banks which are signatories thereto, and U.S. Bank National
                                    Association, as agent for the banks (the "364-Day Revolving Credit Agreement"), filed as Exhibit 10.11(a) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.11(b)                            List of Contents of Exhibits and Schedules to the 364-Day Revolving Credit
                                    Agreement, filed as Exhibit 10.11(b) to Alleghany's Annual Report on Form 10-K for
                                    the year ended December 31, 2000, is incorporated herein by reference.

10.11(c)                            First Amendment dated as of November 20, 2001 to the 364-Day Revolving Credit
                                    Agreement.

10.11(d)                            Second Amendment dated as of February 20, 2002 to the 364-Day Revolving Credit
                                    Agreement.

10.11(e)                            Five-Year Revolving Credit Agreement dated as of November 22, 2000, by and between
                                    Alleghany, the banks which are signatories thereto, and U.S. Bank National
                                    Association, as agent for the banks (the "Five-Year Revolving Credit Agreement"), filed as Exhibit 10.11(c) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.11(f)                            List of Contents of Exhibits and Schedules to the Five-Year Revolving Credit
                                    Agreement, filed as Exhibit 10.11(d) to Alleghany's Annual Report on Form 10-K for
                                    the year ended December 31, 2000, is incorporated herein by reference.

10.11(g)                            First Amendment dated as of November 20, 2001 to the Five-Year Revolving Credit
                                    Agreement.

Exhibit Number                      Description
--------------                      -----------
10.12(a)                            Distribution Agreement dated as of June 16, 1998 by and between Alleghany and
                                    Chicago Title Corporation (the "Spin-Off Distribution Agreement"), filed as Exhibit
                                    2.1(a) to Chicago Title Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference (Securities and Exchange
                                    Commission File No. 001-13995).

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

10.12(c)                            Tax Sharing Agreement dated as of June 17, 1998 by and among Alleghany and Chicago
                                    Title Corporation, filed as Exhibit 10.2 to Chicago Title Corporation's Quarterly
                                    Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference (Securities and Exchange Commission File No. 001-13995).

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
                                    1-9371).

Exhibit Number                      Description
--------------                      -----------
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

Exhibit Number                      Description
--------------                      -----------
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

Exhibit Number                      Description
--------------                      -----------
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

Exhibit Number                      Description
--------------                      -----------
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

10.21(d)                            Amendment dated as of September 1, 2001 to the World Minerals Credit Agreement.

10.22(a)                            Stock Purchase Agreement dated as of December 30, 1999 by and between Alleghany and
                                    Swiss Re America Holding Corporation, filed as Exhibit 99.1 to Alleghany's Current
                                    Report on Form 8-K dated December 30, 1999, is incorporated herein by reference.

Exhibit Number                      Description
--------------                      -----------
10.22(b)                            Closing Agreement, dated May 10, 2000, by and between Swiss Re America Holding
                                    Corporation and Alleghany, filed as Exhibit 99.2 to Alleghany's Current Report on
                                    Form 8-K dated May 25, 2000, is incorporated herein by reference.

10.23                               Agreement, effective as of December 20, 2000, by and among Alleghany, Underwriters
                                    Reinsurance Company and London Life and Casualty Reinsurance Corporation, filed as
                                    Exhibit 10.23 to Alleghany's Annual Report on Form 10-K for the year ended December
                                    31, 2000, is incorporated herein by reference.

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

Exhibit Number                      Description
--------------                      -----------
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

10.25(c)                            First Amendment to Credit Agreement dated as of February 1, 2001, by and among
                                    Alleghany Underwriting Ltd, Alleghany Underwriting Capital Ltd, Talbot Underwriting
                                    Limited, Alleghany Underwriting Capital (Bermuda) Ltd, Alleghany, Alleghany
                                    Insurance Holdings LLC, the Banks and Agents which have signed the signature pages thereto, and Mellon Bank, N.A., as Bank, as Issuing Bank and as Administrative Agent
                                    for the Banks and the Issuing Bank, filed as Exhibit 10.25(c) to Alleghany's Annual
                                    Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.25(d)                            Purchase Agreement dated as of October 31, 2001 by and between Alleghany Insurance
                                    Holdings LLC and Talbot Holdings Ltd, filed as Exhibit 10.1 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.

Exhibit Number                      Description
--------------                      -----------
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

Exhibit Number                      Description
--------------                      -----------
10.28(b)                            List of Contents of Schedules and Exhibits to the Heads & Threads Credit Agreement,
                                    filed as Exhibit 10.4 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference.

10.28(c)                            First Amendment dated as of April 28, 2000 to the Heads & Threads Credit Agreement,
                                    filed as Exhibit 10.28(c) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.28(d)                            Second Amendment dated as of November 27, 2000 to the Heads & Threads Credit
                                    Agreement, filed as Exhibit 10.28(d) to Alleghany's Annual Report on Form 10-K for
                                    the year ended December 31, 2000, is incorporated herein by reference.

10.28(e)                            Third Amendment dated as of March 19, 2001 to Credit Agreement dated as of April 3,
                                    2000 among Heads & Threads International LLC, various lending institutions, and
                                    American National Bank and Trust Company of Chicago, as Agent, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, is incorporated herein by reference.

10.28(f)                            Fourth Amendment to Credit Agreement dated as of August 14, 2001, and Waiver by and between Heads & Threads International LLC, various lending institutions, and
                                    American National Bank and Trust Company of Chicago, as Agent, filed as Exhibit 10.2 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30,
                                    2001, is incorporated herein by reference.

10.28(g)                            Fifth Amendment to Credit Agreement dated as of November 26, 2001 by and between
                                    Heads & Threads, various lending institutions, and American National Bank and Trust
                                    Company of Chicago, as Agent.

10.28(h)                            Sixth Amendment to Credit Agreement dated as of December 27, 2001 by and between
                                    Heads & Threads, various lending institutions, and American National Bank and Trust
                                    Company of Chicago, as Agent.

Exhibit Number                      Description
--------------                      -----------
10.29(a)                            Agreement and Plan of Merger dated as of July 20, 2001 by and among Capitol
                                    Transamerica Corporation, ABC Acquisition Corp. and Alleghany (the "Capitol
                                    Transamerica Merger Agreement"), filed as Exhibit 10.1(a) to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

10.29(b)                            List of Contents of Exhibits and Schedules to the Capitol Transamerica Merger
                                    Agreement, filed as Exhibit 10.1(b) to Alleghany's Quarterly Report on Form 10-Q for
                                    the quarter ended June 30, 2001, is incorporated herein by reference.

13                                  Pages 5 through 9, 11 through 13, 15 through 17, 20, and 22 through 40 of the Annual
                                    Report to Stockholders of Alleghany for the year 2001.

21                                  List of subsidiaries of Alleghany.

23                                  Consent of KPMG LLP, independent certified public accountants, to the incorporation by reference of their reports relating to the financial statements and related schedules of Alleghany and subsidiaries in Alleghany's Registration Statements on
                                    Form S-8 (Registration No. 333-37237), Form S-8 (Registration No. 333-76159), Form
                                    S-8 (Registration No. 333-76996), Form S-3 (Registration No. 33-55707), Form S-3
                                    (Registration No. 33-62477), Form S-3 (Registration No. 333-09881), and Form S-3
                                    (Registration No. 333-13971).

                  (b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ALLEGHANY CORPORATION
                                           (Registrant)


Date:    March 19, 2002                    By  /s/ John J. Burns, Jr.
                                               -------------------------------
                                               John J. Burns, Jr.
                                               President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 19, 2002                      By     /s/ Rex D. Adams
                                               -------------------------------
                                                  Rex D. Adams
                                                  Director

Date:  March 19, 2002                      By     /s/ John J. Burns, Jr.
                                               -------------------------------
                                                  John J. Burns, Jr.
                                                  President and Director
                                                  (principal executive
                                                  officer)

Date:  March 19, 2002                      By     /s/ Dan R. Carmichael
                                               -------------------------------
                                                  Dan R. Carmichael
                                                  Director

Date:  March 19, 2002                      By     /s/ David B. Cuming
                                               -------------------------------
                                                  David B. Cuming
                                                  Senior Vice President
                                                  (principal financial
                                                  officer)

Date:  March 19, 2002                      By     /s/ Thomas S. Johnson
                                               -------------------------------
                                                  Thomas S. Johnson
                                                  Director

Date:  March 19, 2002                      By     /s/ Allan P. Kirby, Jr.
                                               -------------------------------
                                                  Allan P. Kirby, Jr.
                                                  Director

Date:  March 19, 2002                      By     /s/ F.M. Kirby
                                               -------------------------------
                                                  F.M. Kirby
                                                  Chairman of the Board
                                                  and Director

Date:  March 19, 2002                      By     /s/ William K. Lavin
                                               -------------------------------
                                                  William K. Lavin
                                                  Director

Date:  March 19, 2002                      By     /s/ Roger Noall
                                               -------------------------------
                                                  Roger Noall
                                                  Director

Date:  March 19, 2002                      By     /s/ Peter R. Sismondo
                                               -------------------------------
                                                  Peter R. Sismondo
                                                  Vice President, Controller,
                                                  Treasurer and Assistant
                                                  Secretary (principal
                                                  accounting officer)

Date:  March 19, 2002                      By     /s/ James F. Will
                                               -------------------------------
                                                  James F. Will
                                                  Director

                              ALLEGHANY CORPORATION

                                AND SUBSIDIARIES





                     INDEX TO FINANCIAL STATEMENT SCHEDULES







I                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT





INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES



All other schedules are omitted since they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

                                   SCHEDULE I

                              ALLEGHANY CORPORATION
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                                 (in thousands)


                                                                          2001           2000
                                                                       -------------------------
Assets

   Equity securities (cost:  2001 $185,744; 2000 $217,220)             $  447,516     $  530,391
   Short-term investments                                                 750,859        337,104
   Cash                                                                       726          1,422
   Accounts receivable                                                      2,067          5,649
   Property and equipment - at cost, less accumulated depreciation            121            117
   Other assets                                                             6,682          8,859
   Net assets from discontinued operations                                      0        163,111
   Investment in subsidiaries                                             623,356        303,204
                                                                       -------------------------
                                                                       $1,831,327     $1,349,857
                                                                       =========================

Liabilities and common stockholders' equity

   Current taxes payable                                               $  285,027     $    8,050
   Other liabilities                                                   $   36,604     $   38,849
   Net deferred tax liability                                              87,916        106,686
   Long-term debt                                                          31,198         31,198
                                                                       -------------------------
       Total liabilities                                                  440,745        184,783
Commitments and contingent liabilities

Common stockholders' equity                                             1,390,582      1,165,074
                                                                       -------------------------
                                                                       $1,831,327     $1,349,857
                                                                       =========================


See accompanying Notes to Condensed Financial Statements.

                                   SCHEDULE I

                              ALLEGHANY CORPORATION
                        CONDENSED STATEMENTS OF EARNINGS
                       THREE YEARS ENDED DECEMBER 31, 2001
                                 (in thousands)


                                                              2001            2000            1999
                                                           ------------------------------------------
Revenues:
  Interest, dividend and other income                      $   38,044      $   32,077      $    9,530
  Net gain on sale of subsidiary                              775,906         136,734               0
  Net gain on investment transactions                             806          10,045          85,174
                                                           ------------------------------------------
    Total revenues                                            814,756         178,856          94,704
                                                           ------------------------------------------
Costs and Expenses:
  Interest expense                                              2,664           3,002           4,397
  General and administrative                                   47,105          23,220          17,632
                                                           ------------------------------------------
    Total costs and expenses                                   49,769          26,222          22,029
                                                           ------------------------------------------
    Operating gain (loss)                                     764,987         152,634          72,675

Equity in (loss) earnings of consolidated subsidiaries       (230,608)         11,054          17,614
                                                           ------------------------------------------
   Earnings before income taxes                               534,379         163,688          90,289

Income taxes                                                  103,816          16,636          38,631
                                                           ------------------------------------------
    Earnings from continuing operations                       430,563         147,052          51,658

    Earnings from discontinued operations, net of tax        (206,333)        (78,195)         48,447
                                                           ------------------------------------------
    Net earnings                                           $  224,230      $   68,857      $  100,105
                                                           ==========================================


See accompanying Notes to Condensed Financial Statements.

                                   SCHEDULE I

                              ALLEGHANY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                       THREE YEARS ENDED DECEMBER 31, 2001
                                 (in thousands)


                                                    2001            2000            1999
                                                 ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                     $  430,563      $  147,052      $   51,658
Adjustments to reconcile net earnings to
  cash provided by (used in) operations:
Depreciation and amortization                            40              44              23
Net gain on investment transactions and
  sales of subsidiaries                            (475,613)       (146,780)        (85,174)
Tax benefit on stock options exercised                  816           3,127           2,241
Decrease in  accounts receivable                      3,582             133           9,629
Decrease (increase) in other assets                   2,177            (288)          1,387
Increase (decrease) in other liabilities
  and taxes payable                                 274,732         (32,784)         15,412
Equity in undistributed net earnings of
  consolidated subsidiaries                          36,492          (5,357)        (10,833)
                                                 ------------------------------------------
Net adjustments                                    (157,774)       (181,905)        (67,315)
                                                 ------------------------------------------
Cash provided by operations                         272,789         (34,853)        (15,657)
                                                 ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments                             (15,099)        (45,587)         (6,777)
Sales of investments                                 46,823          43,903         168,132
Capital contributions to consolidated
  subsidiaries                                     (110,218)        (20,587)              0
Cash dividends from consolidated
  subsidiaries                                       54,964           5,970           1,202
Purchases of property and equipment                     (44)            (20)              0
Net change in short-term investments               (413,756)       (216,590)       (120,507)
Proceeds from sale of AAM and URG,
  net of cash disposed                              531,477         385,744               0
                                                 ------------------------------------------
Net cash used investing activities                   94,147         152,833          42,050
                                                 ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt                      0               0         (56,300)
Proceeds of long-term debt                                0               0          38,100
Treasury stock acquisitions                         (12,576)        (86,245)        (22,292)
Net cash provided (to) by discontinued
  operations                                       (344,915)        (33,744)          7,950
Other, net                                          (10,141)          3,541           5,398
                                                 ------------------------------------------
Net cash used in financing activities              (367,632)       (116,448)        (27,144)
                                                 ------------------------------------------
Net decrease in cash                                   (696)          1,532            (751)
Cash at beginning of period                           1,422            (110)            641
                                                 ------------------------------------------
Cash at end of period                            $      726      $    1,422      ($     110)
                                                 ==========================================

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
Cash paid during the period for:

Interest                                         $    1,912      $    2,072      $    5,374
Income taxes                                     $      250      $   59,073      $   16,455

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
Fair value of equity securities transferred
  to consolidated subsidiary                     $   71,053


See accompanying Notes to Condensed Financial Statements.

                                   SCHEDULE I

                              ALLEGHANY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (in thousands)


1. Investment in Consolidated Subsidiaries. Reference is made to Note 1 of the Notes to Consolidated Financial Statements incorporated herein by reference.


2. Long-Term Debt. Reference is made to Note 5 of the Notes to Consolidated Financial Statements incorporated herein by reference for information regarding the significant provisions of the revolving credit loan agreement of Alleghany. Included in long-term debt in the accompanying condensed balance sheets is $19,123 and $12,075 in 2001 and 2000 of intercompany notes payable to Alleghany Funding and World Minerals, respectively.

3. Income Taxes. Reference is made to Note 6 of the Notes to Consolidated Financial Statements incorporated herein by reference.


4. Commitments and Contingencies. Reference is made to Note 12 of the Notes to Consolidated Financial Statements incorporated herein by reference.


5. Stockholders' Equity. Reference is made to Note 7 of the Notes to Consolidated Financial Statements incorporated herein by reference with respect to stockholders' equity and surplus available for dividend payments to Alleghany from its subsidiaries.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Alleghany Corporation:

Under date of February 26, 2002, we reported on the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of earnings, changes in common stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001 as contained in the 2001 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statements schedules as listed in the accompanying index. These financial statements schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements schedules based on our audits.

In our opinion, such financial statements schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                       /s/ KPMG LLP

                                                       KPMG LLP


New York, New York
February 26, 2002

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


--------

*        Compensatory plan or arrangement.

Exhibit Number                          Description
--------------                          -----------
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


--------

*        Compensatory plan or arrangement.

Exhibit Number                          Description
--------------                          -----------
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

10.11(a)                                364-Day Revolving Credit Agreement dated as of November 22, 2000, by and between Alleghany, the banks which are signatories thereto, and U.S. Bank
                                        National Association, as agent for the banks (the "364-Day Revolving Credit
                                        Agreement"), filed as Exhibit 10.11(a) to Alleghany's Annual Report on Form
                                        10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.11(b)                                List of Contents of Exhibits and Schedules to the 364-Day Revolving Credit
                                        Agreement, filed as Exhibit 10.11(b) to Alleghany's Annual Report on Form
                                        10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.11(c)                                First Amendment dated as of November 20, 2001 to the 364-Day Revolving
                                        Credit Agreement.

10.11(d)                                Second Amendment dated as of February 20, 2002 to the 364-Day Revolving
                                        Credit Agreement.


--------

*        Compensatory plan or arrangement.

Exhibit Number                          Description
--------------                          -----------
10.11(e)                                Five-Year Revolving Credit Agreement dated as of November 22, 2000, by and between Alleghany, the banks which are signatories thereto, and U.S. Bank
                                        National Association, as agent for the banks (the "Five-Year Revolving
                                        Credit Agreement"), filed as Exhibit 10.11(c) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.11(f)                                List of Contents of Exhibits and Schedules to the Five-Year Revolving
                                        Credit Agreement, filed as Exhibit 10.11(d) to Alleghany's Annual Report on
                                        Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.11(g)                                First Amendment dated as of November 20, 2001 to the Five-Year Revolving
                                        Credit Agreement.

10.12(a)                                Distribution Agreement dated as of June 16, 1998 by and between Alleghany and Chicago Title Corporation (the "Spin-Off Distribution Agreement"),
                                        filed as Exhibit 2.1(a) to Chicago Title Corporation's Quarterly Report on
                                        Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference (Securities and Exchange Commission File No. 001-13995).

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

10.12(c)                                Tax Sharing Agreement dated as of June 17, 1998 by and among Alleghany and
                                        Chicago Title Corporation, filed as Exhibit 10.2 to Chicago Title
                                        Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30,
                                        1998, is incorporated herein by reference (Securities and Exchange
                                        Commission File No. 001-13995).

Exhibit Number                          Description
--------------                          -----------
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

Exhibit Number                          Description
--------------                          -----------
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

Exhibit Number                          Description
--------------                          -----------
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

Exhibit Number                          Description
--------------                          -----------
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

Exhibit Number                          Description
--------------                          -----------
10.21(d)                                Amendment dated as of September 1, 2001 to the World Minerals Credit
                                        Agreement.

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

10.23                                   Agreement, effective as of December 20, 2000, by and among Alleghany,
                                        Underwriters Reinsurance Company and London Life and Casualty Reinsurance
                                        Corporation, filed as Exhibit 10.23 to Alleghany's Annual Report on Form
                                        10-K for the year ended December 31, 2000, is incorporated herein by reference.

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

Exhibit Number                          Description
--------------                          -----------
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

10.25(c)                                First Amendment to Credit Agreement dated as of February 1, 2001, by and among Alleghany Underwriting Ltd, Alleghany Underwriting Capital Ltd,
                                        Talbot Underwriting Limited, Alleghany Underwriting Capital (Bermuda) Ltd,
                                        Alleghany, Alleghany Insurance Holdings LLC, the Banks and Agents which have signed the signature pages thereto, and Mellon Bank, N.A., as Bank, as
                                        Issuing Bank and as Administrative Agent for the Banks and the Issuing
                                        Bank, filed as Exhibit 10.25(c) to Alleghany's Annual Report on Form 10-K
                                        for the year ended December 31, 2000, is incorporated herein by reference.

Exhibit Number                          Description
--------------                          -----------
10.25(d)                                Purchase Agreement dated as of October 31, 2001 by and between Alleghany
                                        Insurance Holdings LLC and Talbot Holdings Ltd, filed as Exhibit 10.1 to
                                        Alleghany's Quarterly Report on Form 10-Q for the quarter ended September
                                        30, 2001, is incorporated herein by reference.

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

Exhibit Number                          Description
--------------                          -----------
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

10.28(c)                                First Amendment dated as of April 28, 2000 to the Heads & Threads Credit
                                        Agreement, filed as Exhibit 10.28(c) to Alleghany's Annual Report on Form
                                        10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.28(d)                                Second Amendment dated as of November 27, 2000 to the Heads & Threads
                                        Credit Agreement, filed as Exhibit 10.28(d) to Alleghany's Annual Report on
                                        Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.28(e)                                Third Amendment dated as of March 19, 2001 to Credit Agreement dated as of
                                        April 3, 2000 among Heads & Threads International LLC, various lending institutions, and American National Bank and Trust Company of Chicago, as
                                        Agent, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q
                                        for the quarter ended March 31, 2001, is incorporated herein by reference.

10.28(f)                                Fourth Amendment to Credit Agreement dated as of August 14, 2001, and
                                        Waiver by and between Heads & Threads International LLC, various lending institutions, and American National Bank and Trust Company of Chicago, as
                                        Agent, filed as Exhibit 10.2 to Alleghany's Quarterly Report on Form 10-Q
                                        for the quarter ended September 30, 2001, is incorporated herein by reference.

Exhibit Number                          Description
--------------                          -----------
10.28(g)                                Fifth Amendment to Credit Agreement dated as of November 26, 2001 by and between Heads & Threads, various lending institutions, and American
                                        National Bank and Trust Company of Chicago, as Agent.

10.28(h)                                Sixth Amendment to Credit Agreement dated as of December 27, 2001 by and between Heads & Threads, various lending institutions, and American
                                        National Bank and Trust Company of Chicago, as Agent.

10.29(a)                                Agreement and Plan of Merger dated as of July 20, 2001 by and among Capitol
                                        Transamerica Corporation, ABC Acquisition Corp. and Alleghany (the "Capitol
                                        Transamerica Merger Agreement"), filed as Exhibit 10.1(a) to Alleghany's
                                        Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

10.29(b)                                List of Contents of Exhibits and Schedules to the Capitol Transamerica
                                        Merger Agreement, filed as Exhibit 10.1(b) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

13                                      Pages 5 through 9, 11 through 13, 15 through 17, 20, and 22 through 40 of the Annual Report to Stockholders of Alleghany for the year 2001.

21                                      List of subsidiaries of Alleghany.

23                                      Consent of KPMG LLP, independent certified public accountants, to the incorporation by reference of their reports relating to the financial statements and related schedules of Alleghany and subsidiaries in
                                        Alleghany's Registration Statements on Form S-8 (Registration No.
                                        333-37237), Form S-8 (Registration No. 333-76159),  Form S-8 (Registration
                                        No. 333-76996), Form S-3 (Registration No. 33-55707), Form S-3
                                        (Registration No. 33-62477), Form S-3 (Registration No. 333-09881), and
                                        Form S-3 (Registration No. 333-13971).