Form 10-Q
period 2002-03-31
ALLEGHANY CORP /DE
filed 2002-05-14
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2002

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

                       375 PARK AVENUE, NEW YORK NY 10152
            ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE

                                  212-752-1356

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

                      7,365,842 SHARES AS OF MARCH 31, 2002

                          ITEM 1. FINANCIAL STATEMENTS

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2002 AND 2001
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)


                                                                                         2002                   2001
                                                                                     ----------------------------------
REVENUES

         Net fastener sales                                                          $   27,932            $    33,763
         Interest, dividend and other income                                              9,527                 15,682
         Net insurance premiums earned                                                   29,023                      0
         Net mineral and filtration sales                                                49,443                 50,158
         Gain on sale of subsidiary                                                           0                775,823
         Net gain on investment transactions                                             34,593                    377
                                                                                     -----------           -----------
                 Total revenues                                                         150,518                875,803
                                                                                     -----------           -----------

COSTS AND EXPENSES

         Commissions and brokerage expenses                                               5,493                      0
         Salaries, administrative and other operating expenses                           22,126                 18,998
         Loss and loss adjustment expenses                                               18,887                      0
         Cost of goods sold-fasteners                                                    21,085                 27,087
         Cost of mineral and filtration sales                                            36,240                 38,913
         Interest expense                                                                 1,673                  4,014
         Corporate administration                                                         5,763                 23,731
                                                                                     -----------           -----------
                 Total costs and expenses                                               111,267                112,743
                                                                                     -----------           -----------

                 Earnings from continuing operations, before income taxes                39,251                763,060

Income taxes                                                                             13,443                296,863
                                                                                     -----------           -----------

                 Earnings from continuing operations                                     25,808                466,197

DISCONTINUED OPERATIONS

         (Loss) from discontinued operations, net of tax                                      0                (10,788)
                                                                                     -----------           -----------

                 Net earnings                                                        $   25,808            $   455,409
                                                                                     ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK **
         Continuing operations                                                       $     3.51            $     63.21
         Discontinued operations                                                           0.00                  (1.46)
                                                                                     -----------           -----------
                 Basic net earnings per share                                        $     3.51            $     61.75
                                                                                     ===========           ===========

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK **
         Continuing operations                                                       $     3.48            $     62.28
         Discontinued operations                                                           0.00                  (1.44)
                                                                                     -----------           -----------
                 Diluted net earnings per share                                      $     3.48            $     60.84
                                                                                     ===========           ===========

Dividends per share of common stock                                                           *                      *
                                                                                     ===========           ===========

Average number of outstanding shares of common stock **                               7,350,235              7,374,579
                                                                                     ===========           ===========


* In March 2002, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**       Adjusted to reflect the common stock dividend declared in March 2002.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001 (dollars in thousands, except share and per share amounts)


                                                                             (Unaudited)
                                                                               March 31,           December 31,
                                                                                 2002                 2001
                                                                              --------------------------------

ASSETS

      Available for sale securities:     3/31/02         12/31/01
              Fixed maturities          (cost $133,172        $0 )            $  132,695            $        0
              Equity securities         (cost $269,799  $226,226 )               586,426               550,826
      Short-term investments                                                     645,754               796,511
                                                                              ----------            ----------
                                                                               1,364,875             1,347,337

      Cash                                                                        18,918                15,717
      Notes receivable                                                            92,468                91,536
      Accounts receivables                                                        62,774                57,161
      Reinsurance receivable                                                     183,215                     0
      Property and equipment - at cost, less
        accumulated depreciation and amortization                                174,917               169,622
      Inventory                                                                   70,844                71,169
      Goodwill and other intangibles,
         net of amortization                                                     116,760                49,708
      Other assets                                                               127,039                72,755
                                                                              ----------            ----------

                                                                              $2,211,810            $1,875,005
                                                                              ===========           ==========


LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

      Current taxes payable                                                   $   31,643            $   90,209
      Losses and loss adjustment expenses                                        272,859                     0
      Other liabilities                                                          122,978               103,595
      Unearned premiums                                                           60,907                     0
      Subsidiaries' debt                                                         179,984               181,856
      Net deferred tax liability                                                 131,846               108,763
                                                                              ----------            ----------
                      Total liabilities                                          800,217               484,423

      Common stockholders' equity                                              1,411,593             1,390,582
                                                                              ----------            ----------

                                                                              $2,211,810            $1,875,005
                                                                              ===========           ==========


Shares of common stock outstanding                                             7,365,842            7,350,006 *
                                                                              ===========           ==========


Common stockholders' equity per share                                         $   191.64             $189.20 *
                                                                              ===========           ==========


* Adjusted to reflect the common stock dividend declared in March 2002.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 2002 AND 2001
                             (dollars in thousands)
                                   (unaudited)


                                                                                                       2002                 2001
                                                                                                   -------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net earnings from continuing operations                                                    $  25,808             $ 466,197
         Adjustments to reconcile net earnings to cash (used in) provided by operations:
                 Depreciation and amortization                                                          4,629                 3,979
                 Net gain on investment transactions                                                  (34,593)             (475,871)
                 Tax benefit on stock options exercised                                                 1,091                   622
                 Other charges, net                                                                    17,885                 3,899
                 Increase in other receivables                                                         (5,613)               (7,158)
                 (Increase) decrease in other assets                                                  (11,332)                3,378
                 (Decrease) increase in other liabilities and income taxes payable                    (43,185)              193,640
                 Increase in unearned premium reserve                                                   2,933                     0
                 Increase in losses and loss adjustment expenses                                        6,173                     0
                 Increase in reinsurance receivable                                                    (1,009)                    0
                                                                                                    ----------            ---------
                         Net adjustments                                                              (63,021)             (277,511)
                                                                                                    ----------            ---------
                         Cash (used in) provided by operations                                        (37,213)              188,686
                                                                                                    ----------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of investments                                                                       (4,563)              (74,717)
         Sales of investments                                                                          70,401                45,823
         Purchases of property and equipment                                                           (2,598)               (2,279)
         Net change in short-term investments                                                         185,741              (703,669)
         Other, net                                                                                    10,055                (2,289)
         Acquisition of insurance companies, net of cash acquired                                    (221,056)                    0
         Proceeds from sale of subsidiaries, net of cash disposed                                           0               531,477
                                                                                                    ----------            ---------
                         Net cash provided by (used in) investing activities                           37,980              (205,654)
                                                                                                    ----------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES
         Principal payments on long-term debt                                                         (42,429)              (86,581)
         Proceeds of long-term debt                                                                    40,294                92,317
         Treasury stock acquisitions                                                                      (79)                 (316)
         Other, net                                                                                     4,648                10,125
                                                                                                    ----------            ---------
                         Net cash provided by financing activities                                      2,434                15,545
                                                                                                    ----------            ---------
                         Net increase (decrease) in cash                                                3,201                (1,423)
Cash at beginning of period                                                                            15,717                10,247
                                                                                                    ----------            ---------
Cash at end of period                                                                               $  18,918             $   8,824
                                                                                                    ==========            =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid during the period for:

                 Interest                                                                           $     892             $   4,161
                 Income taxes                                                                       $     401             $     938

                 Notes to the Consolidated Financial Statements

      This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K") of Alleghany Corporation (the "Company").

      The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

      On January 4, 2002, the Company completed the acquisition of Capitol Transamerica Corporation for a total purchase price of approximately $182 million, of which $62.8 million was allocated to goodwill and intangibles. Contemporaneous with the acquisition of Capitol Transamerica, the Company purchased a Nebraska-domiciled insurance company for a total purchase price of approximately $40 million, of which $8.3 million was allocated to goodwill and intangibles. The Company applies the following significant accounting policies to its insurance operations:

A.  DEFERRED ACQUISITION COSTS

      Acquisition costs that vary with, and are directly related to, the production of premiums (principally commissions, premium taxes, compensation and certain underwriting expenses) are deferred. Deferred acquisition costs are amortized to expense as the related premiums are earned. Deferred acquisition costs are periodically reviewed to determine their recoverability from future income, including investment income, and if it is determined not recoverable it is charged to expenses.

B.  PREMIUMS

      Premiums are recognized as revenue on a pro-rata basis over the term of the contracts. Unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of insurance policies in force.

C.  INVESTMENTS

      The investment portfolio consists of equity securities, fixed maturity instruments and short-term investments. The portfolio is classified as available for sale and carried at its fair market value. Unrealized holding gains or losses, net of the related tax effect, are excluded from earnings and reported in comprehensive income as a separate component of stockholders' equity until realized. A decline in the fair value of available for sale investments that is deemed other than temporary is charged to earnings. The cost basis of fixed maturities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Realized gains and losses are determined on the specific identification method.

D.  LOSS RESERVES

      The reserves for losses and loss adjustment expenses represent management's best estimate of the ultimate cost of all reported and unreported losses incurred through the balance sheet date and include: (i) the accumulation of individual estimates for claims reported on direct business prior to the close of the accounting period; (ii) estimates received from other insurers with respect to reinsurance assumed; (iii) estimates for incurred but not reported claims based on past experience modified for current trends; and (iv) estimates of expenses for investigating and settling claims based on past experience. The liabilities recorded are based on estimates resulting from the continuing review process, and differences between estimates and ultimate payments are reflected in expense for the period in which the estimates are changed.

E.  REINSURANCE

      The Company follows the customary practice of reinsuring with other companies the loss exposures on business it has written. This practice allows the Company to diversify its business and write larger policies, while limiting the extent of its primary maximum net loss. Reinsurance ceded contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to losses from reinsurer insolvencies, the Company continually evaluates the financial condition of its reinsurers.

      In connection with the Company's acquisition of the Nebraska-domiciled insurance company on January 3, 2002, the seller contractually retained through a reinsurance agreement all of the liabilities of the Nebraska company in existence at the date of acquisition. The Company recorded both a reinsurance receivable and a loss reserve liability in the amount of $181.3 million. Such reinsurance receivable and loss reserve amounts are expected to decline over time as losses are paid.

Comprehensive Income

      The Company's total comprehensive earnings for the three months ended March 31, 2002 and 2001 were $20.0 million and $488.9 million, respectively. Comprehensive earnings include the Company's net earnings adjusted for changes in unrealized appreciation (depreciation) of investments, which was $(5.6) million and $35.5 million, and cumulative translation adjustments, which was $(0.2) million and $(2.0) million, for the three months ended March 31, 2002 and 2001, respectively.

'Segment Information

         Information concerning the Company's continuing operations by industry segment is summarized below:

                                  For the three months ended
                                  March 31,         March 31,
( dollars in millions)              2002              2001
     REVENUES
Property and casualty
     Insurance                     $ 30.7            $  3.1
Mining and filtration                49.4              50.1
Industrial fasteners                 27.9              33.8
Corporate activities                 42.5             788.8
                                   ------            ------
     Total                         $150.5            $875.8
                                   ======            ======


EARNINGS (LOSS) FROM

  CONTINUING OPERATIONS

Property and casualty

     Insurance                     $  1.2            $  3.1
Mining and filtration                 2.9               1.1
Industrial fasteners                  0.5              (3.9)
Corporate activities                 34.6             762.8
                                   ------            ------
     Total                           39.2             763.1

Income tax expense                   13.4             296.9
                                   ------            ------

Earnings from

  continuing operations            $ 25.8            $466.2
                                   ======            ======


                                 March 31,        December 31,
(dollars in millions)              2002                2001
IDENTIFIABLE ASSETS
Property and casualty
     Insurance                   $  694.7            $  143.0
Mining and filtration               318.1               310.1
Industrial fasteners                 75.6                78.1
Corporate activities              1,123.4             1,343.8
                                 --------            --------
     Total                       $2,211.8            $1,875.0
                                 ========            ========

Contingencies

         The Company's subsidiaries are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following discussion and analysis presents a review of Alleghany Corporation and its subsidiaries (collectively, the "Company") for the three months ended March 31, 2002 and 2001, respectively. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Company's 2001 Annual Report on Form 10-K.

         The Company reported net earnings in the first quarter of 2002 of $25.8 million on revenues of $150.5 million, compared with net earnings of $455.4 million on revenues of $875.8 million in the first quarter of 2001. The 2002 results include an after-tax gain of $23.3 million on the disposition of 1.9 million shares of common stock of Burlington Northern Santa Fe Corporation ("Burlington Northern") for aggregate cash proceeds of $55.3 million. The 2001 results include the gain on the disposition of Alleghany Asset Management, which merged into a wholly owned subsidiary of ABN AMRO North America Holding Company on February 1, 2001. The Company received cash proceeds of $825 million and recorded an after-tax gain of approximately $474.8 million, excluding certain expenses relating to the closing of the transaction.

         Excluding the 2002 gain on the disposition of the shares of Burlington Northern common stock and the 2001 gain on the disposition of Alleghany Asset Management, net earnings from continuing operations were $2.5 million in the 2002 first quarter, compared with net losses from continuing operations of $8.6 million in the 2001 first quarter.

            Effective January 1, 2002, Alleghany adopted Financial Accounting Standards Board Statement 142, "Goodwill and Other Intangible Assets." In general, SFAS 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but are regularly tested for impairment. At January 1, 2002, Alleghany had on its books $49.7 million of goodwill and other intangibles that may no longer be amortized pursuant to provisions of SFAS 142, and which will be tested for impairment in accordance with SFAS 142 requirements during the first half of 2002. Any write-offs of goodwill or intangible assets at that time will be recorded as resulting from a change in accounting principle. Thereafter, any such write-offs will be charged to operating results.

         World Minerals Inc. recorded pre-tax earnings of $2.9 million in the 2002 first quarter compared with pre-tax earnings of $1.1 million in the 2001 first quarter, reflecting results of businesses acquired in 2001, cost controls, a net reduction in interest expense of $0.5 million and a net reduction in amortization expense of $0.4 million pursuant to requirements of SFAS 142. Revenues in the 2002 first quarter were $49.4 million, including approximately $2.0 million from businesses acquired in 2001, compared with $50.1 million in the first quarter of 2001, reflecting reduced demand in the U.S. economy.

         Alleghany Insurance Holdings LLC ("AIHL"), a holding company for Alleghany's insurance operations, including Capitol Transamerica Corporation, acquired on January 4, 2002, and a Nebraska-domiciled insurance company, acquired on January 3, 2002, recorded pre-tax earnings of $1.2 million on revenues of $30.7 million in the first quarter of 2002. The first quarter 2002 results reflect strong markets for casualty insurance generally throughout Midwestern marketing areas and pre-tax investment income of $3.3 million, offset by the realization of $1.65 million in investment losses incurred in restructuring Capitol Transamerica's investment portfolio and $0.5 million from amortization of intangible assets, principally agency force, based upon preliminary fair value allocations of the purchase price of Capitol Transamerica in accordance with purchase accounting. AIHL recorded pre-tax earnings of $3.1 million from continuing operations in the first quarter of 2001, principally reflecting investment income. In connection with the acquisition by Alleghany of the Nebraska-domiciled insurance company, the seller, an A+ insurer, contractually retained through a reinsurance agreement all of the liabilities in existence at the time of such acquisition. At March 31, 2002, AIHL's loss reserves reflected $181.3 million of such liabilities and AIHL's reinsurance receivables included the corresponding obligation of the seller. Such loss reserves and reinsurance receivable amounts are expected to decline over time as losses are paid.

         Heads & Threads International LLC recorded pre-tax earnings of $0.5 million in the 2002 first quarter, compared with a pre-tax loss of $3.9 million in the 2001 first quarter, primarily reflecting operating cost control measures and reduced interest expense, as well as a net reduction in amortization expense of $0.1 million pursuant to requirements of SFAS 142. Revenues in the 2002 first quarter were $27.9 million compared with $33.8 million in the first quarter of 2001, reflecting reduced demand in the U.S. economy.

         Net gains on investment transactions from continuing operations after taxes in the first quarter of 2002 totalled $22.5 million, compared with $0.2 million in the 2001 period after excluding the gain on the disposition of Alleghany Asset Management.

         As of March 31, 2002, the Company beneficially owned approximately 16.0 million shares, or 4.2 percent, of the outstanding common stock of Burlington Northern, which had an aggregate market value on that date of approximately $482.9 million, or $30.18 per share, compared with a market value on December 31, 2001 of $512.1 million, or $28.53 per share. The aggregate cost of such shares is approximately $181.8 million, or $11.36 per share.

      The Company has previously announced that it may purchase shares of its common stock in open market transactions from time to time. In the first quarter of 2002, the Company purchased an aggregate of 21,127 shares of its common stock for approximately $3.9 million, for an average cost of approximately $182.79 per share. As of March 31, 2002, the Company had 7,365,842 shares of common stock outstanding (which includes the stock dividend declared in March 2002).

         The Company's common stockholders' equity per share at March 31, 2002 was $191.64 per share, a 1.3 percent increase from common stockholders' equity per share of $189.20 as of December 31, 2001 (both as adjusted for the stock dividend declared in March 2002).

                  The Company's results in the first three months of 2002 are not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.

         The Company believes that the accounting policies it applies to the loss and loss adjustment expense reserves of its insurance operations are critical to an investor's understanding of the Company's consolidated financial results and condition. In applying such policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain.

         The Company establishes reserves for losses and loss adjustment expenses for unpaid claims and claims expenses arising out of its insurance operations. Pricing of such operations' insurance products takes into account the expected frequency and severity of losses, the costs of providing coverage, competitive factors, characteristics of the property covered and the insured and profit considerations. Liabilities for property and casualty insurance are dependent on actuarial estimates of amounts payable for claims reported but not settled and claims incurred but not reported. These estimates are influenced by historical experience and actuarial assumptions of current developments, anticipated trends and risk management strategies. The Company continually evaluates the potential for changes in loss estimates, both positive and negative, and uses the results of these evaluations both to adjust recorded provisions and to adjust underwriting criteria. Because setting reserves is inherently uncertain, the Company cannot assure that its insurance operations' current reserves will prove adequate in light of subsequent events. Should such reserves need to be adjusted in any future period, such adjustments will be reflected in the statement of earnings in the period they are determined.

         Information regarding the Company's other accounting policies is included in the Company's 2001 Form 10-K and the Notes to the Consolidated Financial Statements included in this report on Form 10-Q.

ITEM  3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, foreign currency exchange rates and commodity prices. The primary market risk related to the Company's non-trading financial instruments is the risk of loss associated with adverse changes in interest rates. In connection with its acquisition of Capitol Transamerica Corporation on January 4, 2002, the Company acquired fixed maturity income securities that expose it to risk related to adverse changes in interest rates as set forth in the table below.

         For long-term fixed maturity securities, the change in fair value is determined by calculating a hypothetical March 31, 2002 ending price based on yields adjusted to reflect a range of - 300 to 300 basis point change, comparing such hypothetical ending price to actual ending price and multiplying the difference by the par outstanding.

SENSITIVITY ANALYSIS

At March 31, 2002
(dollars in millions)

  Interest Rate Shifts                     -300        -200        -100         0          100         200         300
  FIXED INCOME PORTFOLIO
------------------------------------------------------------------------------------------------------------------------
  Estimated Fixed Maturity
  Portfolio Value                         $156.6      $148.6      $141.3      $132.7      $124.2      $114.6      $105.9

  Projected Change in
  Portfolio Value                          $23.9       $15.9        $8.6           0      $(8.5)     $(18.1)     $(26.8)


         The Company's 2001 Form 10-K provides a more detailed discussion of the market risks affecting its operations. Based on the Company's estimates as of March 31, 2002, no material change has occurred in its liabilities, as compared to amounts disclosed in its 2001 Form 10-K.

Forward-Looking Statements

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" contain disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based upon the Company's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. The uncertainties and risks include, but are not limited to, those relating to conducting operations in a competitive environment, conducting operations in foreign countries, effects of acquisition and disposition activities, general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession, changes in costs, including changes in labor costs, energy costs and raw material prices, variations in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, tax changes, legal and regulatory changes, civil unrest or other external factors over which the Company has no control, and changes in the Company's plans, strategies, objectives, expectations or intentions, which may happen at any time at the Company's discretion. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Exhibit Number    Description

                       10.1 Third Amendment, dated as of April 19, 2002, to Credit Agreement, dated as of November 22, 2000, between Alleghany Corporation (the "Borrower") and U.S. Bank National Association

         (b) Reports on Form 8-K.

         The Company filed a report on Form 8-K dated January 22, 2002 to report in Item 5 that on January 4, 2002, the Company completed the acquisition of Capitol Transamerica Corporation, pursuant to a merger agreement, dated July 20, 2001, among the Company, ABC Acquisition Corp. and Capitol Transamerica Corporation

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ALLEGHANY CORPORATION
                                               Registrant

Date: May 13, 2002                             /s/ David B. Cuming
                                               --------------------
                                               David B. Cuming
                                               Senior Vice President
                                               (and principal financial officer)