Form 10-Q
period 2002-06-30
ALLEGHANY CORP /DE
filed 2002-08-08
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR QUARTER ENDED JUNE 30, 2002

                          COMMISSION FILE NUMBER 1-9371




                              ALLEGHANY CORPORATION
     ---------------------------------------------------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

                                    DELAWARE
     ---------------------------------------------------------------------
          STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION

                                   51-0283071
     ---------------------------------------------------------------------
             INTERNAL REVENUE SERVICE EMPLOYER IDENTIFICATION NUMBER

                       375 PARK AVENUE, NEW YORK NY 10152
     ---------------------------------------------------------------------
            ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE

                                  212-752-1356
     ---------------------------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                                 NOT APPLICABLE
     ---------------------------------------------------------------------
              FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE

              YES     X                               NO
     ---------------------------------------------------------------------


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASS OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT:

                      7,288,952 SHARES AS OF JUNE 30, 2002
     ---------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE THREE MONTHS ENDED
                             JUNE 30, 2002 AND 2001
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)

                                                                                  2002              2001
                                                                               ---------         ---------
REVENUES
       Net fastener sales                                                        $28,953           $30,665
       Interest, dividend and other income                                        10,990            14,149
       Net insurance premiums earned                                              30,647                 0
       Net mineral and filtration sales                                           56,501            58,023
       Gain (loss) on sale of subsidiary                                               0               (13)
       Net gain on investment transactions                                         4,354               936
                                                                               ---------         ---------
            Total revenues                                                       131,445           103,760
                                                                               ---------         ---------

COSTS AND EXPENSES
       Commissions and brokerage expenses                                          6,063                 0
       Salaries, administrative and other operating expenses                      22,389            22,443
       Loss and loss adjustment expenses                                          24,340                 0
       Cost of goods sold-fasteners                                               22,002            26,046
       Cost of mineral and filtration sales                                       38,334            39,916
       Interest expense                                                            1,623             3,931
       Corporate administration                                                    3,251             8,976
                                                                               ---------         ---------
            Total costs and expenses                                             118,002           101,312
                                                                               ---------         ---------

            Earnings from continuing operations, before income taxes              13,443             2,448

Income taxes                                                                       4,547               (99)
                                                                               ---------         ---------

            Earnings from continuing operations                                    8,896             2,547

DISCONTINUED OPERATIONS
       (Loss) from discontinued operations, net of tax                                 0           (11,865)
                                                                               ---------         ---------

            Net earnings (loss)                                                   $8,896           ($9,318)
                                                                               =========         =========

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK **
       Continuing operations                                                       $1.21             $0.34
       Discontinued operations                                                      0.00             (1.60)
                                                                               ---------         ---------
            Basic net earnings per share                                           $1.21            ($1.26)
                                                                               ---------         ---------

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK **
       Continuing operations                                                       $1.11             $0.34
       Discontinued operations                                                      0.00             (1.60)
                                                                               ---------         ---------
            Diluted net earnings per share                                         $1.11            ($1.26)
                                                                               =========         =========

Dividends per share of common stock                                                    *                 *
                                                                               =========         =========

Average number of outstanding shares of common stock **                        7,332,402         7,388,656
                                                                               =========         =========

* In March 2002, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**       Adjusted to reflect the common stock dividend declared in March 2002.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2002 AND 2001
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)

                                                                                  2002             2001
                                                                               ---------         ---------
REVENUES
       Net fastener sales                                                        $56,885           $64,428
       Interest, dividend and other income                                        19,997            29,831
       Net insurance premiums earned                                              59,670                 0
       Net mineral and filtration sales                                          106,484           108,181
       Gain on sale of subsidiary                                                      0           775,810
       Net gain on investment transactions                                        38,947             1,313
                                                                               ---------         ---------
            Total revenues                                                       281,983           979,563
                                                                               ---------         ---------

COSTS AND EXPENSES
       Commissions and brokerage expenses                                         11,556                 0
       Salaries, administrative and other operating expenses                      44,515            41,441
       Loss and loss adjustment expenses                                          43,227                 0
       Cost of goods sold-fasteners                                               43,087            53,133
       Cost of mineral and filtration sales                                       74,574            78,829
       Interest expense                                                            3,296             7,945
       Corporate administration                                                    9,014            32,707
                                                                               ---------         ---------
            Total costs and expenses                                             229,269           214,055
                                                                               ---------         ---------

            Earnings from continuing operations, before income taxes              52,714           765,508

Income taxes                                                                      17,990           296,764
                                                                               ---------         ---------

            Earnings from continuing operations                                   34,724           468,744

DISCONTINUED OPERATIONS
       (Loss) from discontinued operations, net of tax                                 0           (22,653)
                                                                               ---------         ---------

            Net earnings                                                         $34,724          $446,091
                                                                               =========         =========

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK **
       Continuing operations                                                       $4.73            $63.53
       Discontinued operations                                                      0.00             (3.07)
                                                                               ---------         ---------
            Basic net earnings per share                                           $4.73            $60.46
                                                                               =========         =========

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK **
       Continuing operations                                                       $4.62            $62.70
       Discontinued operations                                                      0.00             (3.02)
                                                                               ---------         ---------
            Diluted net earnings per share                                         $4.62            $59.68
                                                                               =========         =========

Dividends per share of common stock                                                    *                 *
                                                                               =========         =========

Average number of outstanding shares of common stock **                        7,337,815         7,377,808
                                                                               =========         =========

* In March 2002, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**       Adjusted to reflect the common stock dividend declared in March 2002.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
           (dollars in thousands, except share and per share amounts)

                                                                                         (Unaudited)
                                                                                           June 30,    December 31,
                                                                                             2002          2001
                                                                                          ----------    ----------
Assets
                                                            6/30/02    12/31/01
     Available for sale securities:                         --------   --------
          Fixed maturities                         (cost    $477,240         $0 )           $482,439            $0
          Equity securities                        (cost    $292,529   $226,226 )            596,205       550,826
     Short-term investments                                                                  274,846       796,511
                                                                                          ----------    ----------
                                                                                           1,353,490     1,347,337

     Cash                                                                                     32,276        15,717
     Notes receivable                                                                         92,289        91,536
     Accounts receivables                                                                     95,966        57,161
     Reinsurance receivable                                                                  155,849             0
     Property and equipment - at cost, less accumulated depreciation and amortization        172,687       169,622
     Inventory                                                                                68,568        71,169
     Goodwill and other intangibles, net of amortization                                     112,060        49,708
     Other assets                                                                            103,888        72,755
                                                                                          ----------    ----------
                                                                                          $2,187,073    $1,875,005
                                                                                          ==========    ==========


Liabilities and Common Stockholders' Equity
     Current taxes payable                                                                   $32,203       $90,209
     Losses and loss adjustment expenses                                                     246,144             0
     Other liabilities                                                                       130,624       103,595
     Unearned premiums                                                                        65,812             0
     Subsidiaries' debt                                                                      173,766       181,856
     Net deferred tax liability                                                              129,818       108,763
                                                                                          ----------    ----------
               Total liabilities                                                             778,367       484,423

     Common stockholders' equity                                                           1,408,706     1,390,582
                                                                                          ----------    ----------

                                                                                          $2,187,073    $1,875,005
                                                                                          ==========    ==========

Shares of common stock outstanding                                                         7,288,952     7,350,006 *
                                                                                          ==========    ==========

Common stockholders' equity per share                                                        $193.27       $189.20 *
                                                                                          ==========    ==========

* Adjusted to reflect the common stock dividend declared in March 2002.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2002 AND 2001
                             (dollars in thousands)
                                   (unaudited)

                                                                                          2002        2001
                                                                                        -------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net earnings from continuing operations                                          $34,704      $468,744
       Adjustments to reconcile net earnings to cash (used in) provided by operations:
            Depreciation and amortization                                                10,065         8,523
            Net gain on investment transactions                                         (38,947)     (476,119)
            Tax benefit on stock options exercised                                        1,176           725
            Other charges, net                                                            9,997        (8,351)
            Increase in other receivables                                               (37,049)       (2,269)
            Decrease in other assets                                                     24,597        11,449
            (Decrease) increase in other liabilities and income taxes payable           (44,493)      192,877
            Increase in unearned premium reserve                                          7,838             0
            Decrease in losses and loss adjustment expenses                             (20,542)            0
            Decrease in reinsurance receivable                                           26,357             0
                                                                                        -------      --------
                  Net adjustments                                                       (61,001)     (273,165)
                                                                                        -------      --------
                  Cash (used in) provided by operations                                 (26,297)      195,579
                                                                                        -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of investments                                                         (561,331)      (77,042)
       Sales of investments                                                             325,661        48,468
       Purchases of property and equipment                                               (5,579)       (5,681)
       Net change in short-term investments                                             544,167      (700,683)
       Other, net                                                                       (16,489)       (6,146)
       Acquisition of insurance companies, net of cash acquired                        (221,056)            0
       Proceeds from sale of subsidiaries, net of cash disposed                               0       531,477
                                                                                        -------      --------
                  Net cash provided by (used in) investing activities                    65,373      (209,607)
                                                                                        -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
       Principal payments on long-term debt                                             (90,641)     (172,112)
       Proceeds of long-term debt                                                        82,316       181,628
       Treasury stock acquisitions                                                      (18,360)       (5,971)
       Other, net                                                                         4,168        10,035
                                                                                        -------      --------
                  Net cash (used in) provided by financing activities                   (22,517)       13,580
                                                                                        -------      --------
                  Net increase (decrease) in cash                                        16,559          (448)
Cash at beginning of period                                                              15,717        10,247
                                                                                        -------      --------
Cash at end of period                                                                   $32,276        $9,799
                                                                                        =======      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash paid during the period for:
            Interest                                                                     $2,876        $8,002
            Income taxes                                                                $48,873        $3,073

Notes to the Consolidated Financial Statements

         This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K") and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (the "2002 First Quarter Form 10-Q") of Alleghany Corporation (the "Company").

         The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

         On January 4, 2002, the Company completed the acquisition of Capitol Transamerica Corporation ("CATA") for a total purchase price of approximately $182 million, of which $62.8 million was allocated to goodwill and intangibles. Contemporaneous with the acquisition of CATA, the Company purchased a Nebraska-domiciled insurance company for a total purchase price of approximately $40 million, of which $8.3 million was allocated to goodwill and intangibles. The Company applies the following significant accounting policies to its insurance operations:

         a. DEFERRED ACQUISITION COSTS

         Acquisition costs that vary with, and are directly related to, the production of premiums (principally commissions, premium taxes, compensation and certain underwriting expenses) are deferred. Deferred acquisition costs are amortized to expense as the related premiums are earned. Deferred acquisition costs are periodically reviewed to determine their recoverability from future income, including investment income, and if any such costs are determined not recoverable they are charged to expense.

         b. PREMIUMS

         Premiums are recognized as revenue on a pro-rata basis over the term of a contract. Unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of insurance policies in force.

         c. INVESTMENTS

         The investment portfolio consists of equity securities, fixed maturity instruments and short-term investments. The portfolio is classified as available for sale and carried at its fair market value. Unrealized holding gains or losses, net of the related tax effect, are excluded from earnings and reported in comprehensive income as a separate component of stockholders' equity until realized. A decline in the fair value of available for sale investments that is deemed other than temporary is charged to earnings. The cost basis of fixed maturity instruments is adjusted for the amortization of premiums and the accretion of discounts to maturity. Realized gains and losses are determined on the specific identification method.

         d. LOSS RESERVES

         The reserves for losses and loss adjustment expenses represent management's best estimate of the ultimate cost of all reported and unreported losses incurred through the balance sheet date and include: (i) the accumulation of individual estimates for claims reported on direct business prior to the close of the accounting period; (ii) estimates received from other insurers with respect to reinsurance assumed; (iii) estimates for incurred but not reported claims based on past experience modified for current trends and (iv) estimates of expenses for investigating and settling claims based on past experience. The liabilities recorded are based on estimates resulting from the continuing review process, and differences between estimates and ultimate payments are reflected as an expense in the statement of earnings in the period in which the estimates are revised.

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

Comprehensive Income

         The Company's total comprehensive income for the three and six months ended June 30, 2002 and 2001 was $11.7 million and $3.2 million, and $31.7 million and $480.3 million, respectively. Comprehensive income includes the Company's net earnings adjusted for changes in unrealized appreciation (depreciation) of investments, which was $0.1 million and $1.8 million, and $(5.5) million and $37.3 million, and cumulative translation adjustments, which were $2.6 million and $(1.1) million, and $2.4 million and $(3.1) million, for the three and six months ended June 30, 2002 and 2001, respectively.

Segment Information

         Information concerning the Company's continuing operations by industry segment is summarized below (in thousands):

                            For the three months ended     For the six months ended
                             ------------------------      ------------------------
                              June 30,       June 30,       June 30,       June 30,
                               2002            2001          2002            2001
                             ---------      ---------      ---------      ---------
REVENUES
Property and casualty
     insurance               $  33,221      $   4,237      $  63,895      $   7,363
Mining and filtration           56,558         57,828        106,001        107,885
Industrial fasteners            28,953         30,665         56,885         64,428
Corporate activities            12,713         11,030         55,182        799,887
                             ---------      ---------      ---------      ---------
     Total                   $ 131,445      $ 103,760      $ 281,963      $ 979,563
                             =========      =========      =========      =========

EARNINGS (LOSS) FROM
  CONTINUING OPERATIONS

Property and casualty
     insurance               $  (2,144)     $   4,237      $    (927)     $   7,363
Mining and filtration            7,736          7,020         10,665          8,099
Industrial fasteners               578         (8,781)         1,080        (12,669)
Corporate activities             7,273            (28)        41,876        762,715
                             ---------      ---------      ---------      ---------
     Total                      13,443          2,448         52,694        765,508

Income taxes                     4,547            (99)        17,990        296,764
                             ---------      ---------      ---------      ---------

Earnings from continuing
  operations                 $   8,896      $   2,547      $  34,704      $ 468,744
                             =========      =========      =========      =========

                               June 30,      December 31,
                                2002            2001
                              --------         --------
IDENTIFIABLE ASSETS
Property and casualty
     insurance                $  675.3       $  143.0
Mining and filtration            324.3          310.1
Industrial fasteners              70.3           78.1
Corporate activities           1,117.2        1,343.8
                              --------       --------
     Total                    $2,187.1       $1,875.0
                              ========       ========

Contingencies

         The Company's subsidiaries are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following discussion and analysis presents a review of Alleghany Corporation and its subsidiaries (collectively, the "Company") for the three and six months ended June 30, 2002 and 2001, respectively. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Company's 2001 Form 10-K and 2002 First Quarter Form 10-Q.

         The Company reported net earnings from continuing operations in the second quarter of 2002 of $8.9 million on revenues of $131.4 million, compared with net earnings from continuing operations of $2.5 million on revenues of $103.8 million in the second quarter of 2001. The 2002 second quarter results include net gains on investment transactions after taxes of $2.8 million, compared with $0.6 million in the 2001 period. Net earnings including discontinued operations were $8.9 million in the second quarter of 2002, compared with net losses including million operations of $9.3 million in the 2001 second quarter. Discontinued operations consist of the operations of Alleghany Asset Management prior to its disposition in February 2001 and the operations of Alleghany Underwriting prior to its disposition in November 2001.

         In the first six months of 2002, the Company's net earnings from continuing operations were $34.7 million on revenues of $282.0 million, compared with net earnings from continuing operations of $468.7 million on revenues of $979.6 million in the first six months of 2001. Net earnings including discontinued operations were $34.7 million in the first six months of 2002, compared with $446.1 million in the first six months of 2001. The 2002 results from continuing operations include net gains on investment transactions after taxes of $25.3 million, primarily resulting from the disposition of 1.9 million shares of common stock of Burlington Northern Santa Fe for aggregate cash proceeds of $55.3 million. The 2001 results from continuing operations include an after-tax gain from the disposition of Alleghany Asset Management of approximately $474.8 million, excluding certain expenses relating to the closing of the transaction.

         Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement 142, "Goodwill and Other Intangible Assets." In general, SFAS 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but are regularly tested, for impairment. At June 30, 2002, the Company had on its books $112.1 million of goodwill and other intangibles that may no longer be amortized pursuant to provisions of SFAS 142.

         World Minerals Inc. ("World Minerals") recorded pre-tax earnings of $7.7 million on revenues of $56.6 million in the 2002 second quarter, compared with pre-tax earnings of $7.0 million on revenues of $57.8 million in the 2001 second quarter, and pre-tax earnings of $10.7 million on revenues of $106.0 million in the first six months of 2002, compared with pre-tax earnings of $8.1 million on revenues of $107.9 million in the first six months of 2001. The 2002 first half results reflect the results of businesses acquired in April 2001 and January 2002, cost controls, and net reductions of approximately $1.8 million in energy costs, primarily natural gas, at U.S. and Latin American plants, $1.1 million in interest expense and $0.8 million in amortization expense (primarily due to requirements of SFAS 142). Such factors more than offset a decline in net sales due to reduced demand both in the U.S. and in the European and Asian export markets for its U.S.-produced products. The 2001 revenues include energy surcharges on certain of World Minerals' sales due to higher energy costs in the first half of 2001.

         World Minerals is currently in the early stages of a periodic strategic review of its business processes, overhead costs, sales strategies and plant operations. As part of such review, which will be in process during the second half of 2002, World Minerals will consider, among other things, the possibility of consolidating or closing certain plants.

         Alleghany Insurance Holdings ("AIHL"), a holding company for CATA and other insurance operations of the Company, recorded a pre-tax loss of $2.1 million on revenues of $33.2 million in the second quarter of 2002, and a pre-tax loss of $0.9 million on revenues of $63.9 million in the first six months of 2002. AIHL recorded pre-tax earnings of $4.2 million from continuing operations in the second quarter of 2001, and pre-tax earnings of $7.4 million from continuing operations in the first six months of 2001, primarily reflecting investment income in those periods. The 2002 second quarter loss primarily reflects $1.6 million of adverse loss development on CATA's fidelity and surety lines of business and an increase in loss reserves of $3.5 million. The increase in loss reserves followed an independent actuarial review.

         Following the Company's acquisition of CATA in January, under the Company's direction, CATA commenced a review of its insurance products, underwriting guidelines and controls, investment policies and reserving methodology. With respect to its reserving methodology, CATA immediately implemented the practice of establishing loss and loss adjustment expense reserves ("case reserves") for newly reported claims on the basis of its estimate of such costs through the expected resolution of the claim. CATA also commenced a review of each of the claim files that was open as of December 31, 2001 to increase, where appropriate, the case reserves for such claim to the claim's estimated ultimate cost of resolution. The increases in case reserves resulting from such review through June 30, 2002 did not result in an increase in aggregate loss reserve levels but rather a refinement of the allocation of reserves between case reserves and incurred but not reported losses. CATA expects to complete its review of the claim files in August 2002, prior to its next scheduled independent actuarial review of loss reserves, and will make appropriate adjustments in case reserves for all claims reviewed since June 30, 2002 in the third quarter of 2002. Should the review result in the need for an increase in the aggregate loss reserves, such increase would be reflected as an expense in the statement of earnings in the period in which the determination is made.

         As part of CATA's review of its insurance products and underwriting guidelines, CATA is considering whether to exit or re-underwrite certain property and casualty product lines. CATA expects that, as a result, there will be a decline in gross premiums written in the property and casualty product lines in the second half of 2002, but such decline is expected to be offset by increases in gross premium written in the fidelity and surety lines.

         In connection with the acquisition by the Company of AIHL's Nebraska-domiciled insurance company subsidiary, the seller, an A+ insurer, contractually retained through a reinsurance agreement all of the liabilities in existence at the time of such acquisition. At June 30, 2002, AIHL's loss reserves reflected $151.0 million of such liabilities, compared with $181.3 million at March 31, 2002, and AIHL's reinsurance receivables included a corresponding obligation of the seller. Such loss reserves and reinsurance receivable amounts are expected to continue to decline over time as losses are paid.

         Heads & Threads International LLC ("Heads & Threads") recorded pre-tax earnings of $0.6 million on revenues of $29.0 million in the 2002 second quarter, compared with a pre-tax loss of $8.8 million on revenues of $30.7 million in the 2001 second quarter, and pre-tax earnings of $1.1 million on revenues of $56.9 million in the first six months of 2002, compared with a pre-tax loss of $12.7 million on revenues of $64.4 million in the first six months of 2001. The 2002 first half results reflect net reductions of $3.9 million in operating expenses (primarily due to lower salary expenses as a result of its restructuring efforts), $1.8 million in interest expense and $0.2 million in amortization expense (pursuant to requirements of SFAS 142), which offset a decline in net sales primarily due to reduced demand in the U.S. economy. The 2001 first half results include $2.5 million of pre-tax charges for write-offs relating to Heads & Threads' computer system and the closure of certain branches and sales offices, and expenses relating to changes in its senior management.

     As of June 30, 2002, the Company beneficially owned approximately 16.0 million shares, or 4.2 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation, which had an aggregate market value on that date of approximately $480.0 million, or $30.00 per share, compared with a market value on March 31, 2002 of $482.9 million, or $30.18 per share. The aggregate cost of such shares is approximately $181.8 million, or $11.36 per share.

      The Company has previously announced that it may purchase shares of its common stock in open market transactions from time to time. In the second quarter of 2002, the Company purchased an aggregate of 78,186 shares of its common stock for approximately $14.5 million, at an average cost of about $185.44 per share. As of June 30, 2002, the Company had 7,288,952 shares of common stock outstanding (which includes the stock dividend declared in March
2002).

      The Company's common stockholders' equity per share at June 30, 2002 was $193.27 per share, a 2.1 percent increase from common stockholders' equity per share of $189.20 as of December 31, 2001 (both as adjusted for the stock dividend declared in March 2002).

      The Company's results in the first six months of 2002 are not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.

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

      The Company establishes reserves for losses and loss adjustment expenses for unpaid claims and claims expenses arising out of its insurance operations. Pricing of such operations' insurance products takes into account the expected frequency and severity of losses, the costs of providing coverage, competitive factors, characteristics of the property covered and the insured and profit considerations. Liabilities for property and casualty insurance are dependent on actuarial estimates of amounts payable for claims reported but not settled and claims incurred but not reported. These estimates are influenced by historical experience and actuarial assumptions of current developments, anticipated trends and risk management strategies. The Company continually evaluates the potential for changes in loss estimates, both positive and negative, and uses the results of these evaluations both to adjust recorded provisions and to adjust underwriting criteria. Additionally, the Company has engaged an outside actuary to evaluate on a quarterly basis the adequacy of CATA's loss reserves. Because setting reserves is inherently uncertain, the Company cannot assure that its insurance operations' current reserves will prove adequate in light of subsequent events. Should such reserves need to be adjusted in any future period, such adjustments will be reflected as an expense in the statement of earnings in the period they are adjusted.

      Information regarding the Company's other accounting policies is included in the Company's 2001 Form 10-K and the Notes to the Consolidated Financial Statements included in this report on Form 10-Q and the Company's 2002 First Quarter Form 10-Q.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, foreign currency exchange rates and commodity prices. The primary market risk related to the Company's non-trading financial instruments is the risk of loss associated with adverse changes in interest rates. In connection with its acquisition of CATA on January 4, 2002 and the Company's purchase of securities with fixed maturities of one to three years during the 2002 second quarter, the Company acquired fixed maturity securities that expose it to risk related to adverse changes in interest rates as set forth in the table below.

      For fixed maturity securities, the change in fair value is determined by calculating a hypothetical June 30, 2002 ending price based on yields adjusted to reflect a +/-300 basis point range of change in interest rates, comparing such hypothetical ending price to actual ending price and multiplying the difference by the par outstanding.

SENSITIVITY ANALYSIS
At June 30, 2002
(dollars in millions)

 Interest Rate Shifts         -300      -200       -100        0        100       200       300
 --------------------         ----      ----       ----        -        ---       ---       ---
 FIXED MATURITY SECURITIES
 -------------------------

 Estimated Portfolio Value    $525.4    $512.6     $500.4    $482.4    $474.8    $460.8     $445.5

 Projected Change in
 Portfolio Value              $ 43.0    $ 30.2     $ 18.0         0     $(7.6)   $(21.6)    $(36.9)

      The Company's 2001 Form 10-K provides a more detailed discussion of the market risks affecting its operations. Based on the Company's estimates as of June 30, 2002, no material change has occurred in its long-term debt obligations, as compared to amounts disclosed in its 2001 Form 10-K.

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

                           PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES.

(c)   Recent Sales of Unregistered Securities.

      On April 2, 2002, the Company issued 1,960 shares of common stock to Allan
P. Kirby, Jr. upon the exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends and the spin-off of Chicago Title, at an exercise price of $62.99 per share, or $123,460.40 in the aggregate, granted to Mr. Kirby on April 28, 1992 pursuant to the Alleghany Corporation Amended and Restated Directors' Stock Option Plan. The sale of the common stock was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

      On May 1, 2002, the Company issued an aggregate of 483 shares of the Company's common stock to seven non-employee directors of the Company pursuant to the Alleghany Corporation Directors' Equity Compensation Plan. Such shares represent one-half of the value of each director's retainer for the following twelve months' service as a director, exclusive of any per meeting fees, committee fees or expense reimbursements. The sale of common stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

      The above does not include unregistered issuances of the Company's common stock that did not involve a sale, consisting of issuances of common stock and other securities pursuant to employee incentive plans.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company's 2002 Annual Meeting of Stockholders was held on April 26, 2002. At the Annual Meeting, three directors were elected to serve for three-year terms on the Company's Board of Directors, by the following votes:

                                        FOR           WITHHELD
                                        ---           --------
      Three-Year Term:
      ---------------
      F.M. Kirby                    5,794,607         419,736
      Roger Noall                   6,093,977         120,366
      Rex D. Adams                  6,093,977         120,366

      The Alleghany Corporation 2002 Long-Term Incentive Plan was approved by a vote of 4,710,945 shares in favor and 394,297 shares opposed. A total of 260,288 shares abstained from voting.

      The selection of KPMG LLP as auditors for the Company for the year 2002 was ratified by a vote of 6,143,163 shares in favor and 62,744 shares opposed. A total of 8,436 shares abstained from voting.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            Exhibit Number                Description
            --------------                -----------

             10.1(a)           364-Day Revolving Credit Agreement, dated as of
                               June 14, 2002, by and between Alleghany
                               Corporation, the banks which are signatories thereto, and U.S Bank National Association, as agent for the banks (the "364-Day Revolving
                               Credit Agreement").

             10.1(b) List of Contents of Exhibits and Schedules to the 364-Day Revolving Credit Agreement. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

             10.2(a) Three-Year Revolving Credit Agreement, dated as of June 14, 2002, by and between Alleghany
                               Corporation, the banks which are signatories thereto, and U.S Bank National Association, as agent for the banks (the "Three-Year Revolving
                               Credit Agreement").
             10.2(b) List of Contents of Exhibits and Schedules to the Three-Year Revolving Credit Agreement. The
                               Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ALLEGHANY CORPORATION
                                          Registrant



Date: August 8, 2002                      /s/ David B. Cuming
                                          --------------------------------------
                                          David B. Cuming
                                          Senior Vice President
                                          (and principal financial officer)