Form 10-Q
period 2002-09-30
ALLEGHANY CORP /DE
filed 2002-11-12
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR QUARTER ENDED SEPTEMBER 30, 2002

                          COMMISSION FILE NUMBER 1-9371



                              ALLEGHANY CORPORATION
--------------------------------------------------------------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

                                    DELAWARE
--------------------------------------------------------------------------------
          STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION

                                   51-0283071
--------------------------------------------------------------------------------
             INTERNAL REVENUE SERVICE EMPLOYER IDENTIFICATION NUMBER

                       375 PARK AVENUE, NEW YORK NY 10152
--------------------------------------------------------------------------------
            ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE

                                  212-752-1356
--------------------------------------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE

              YES  [X]                                   NO  [ ]
--------------------------------------------------------------------------------



INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASS OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT:

                                7,234,502 SHARES
                            AS OF SEPTEMBER 30, 2002
--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)



                                                                          2002           2001
                                                                      -----------    -----------
REVENUES
    Net fastener sales                                                $    28,150    $    29,721
    Interest, dividend and other income                                    12,947         15,904
    Net insurance premiums earned                                          32,700              0
    Net mineral and filtration sales                                       55,686         55,725
    Net (loss) on sale of subsidiary                                            0       (253,408)
    Net gain on investment transactions                                     4,617         11,359
                                                                      -----------    -----------
           Total revenues                                                 134,100       (140,699)
                                                                      -----------    -----------

COSTS AND EXPENSES
    Commissions and brokerage expenses                                      6,867              0
    Salaries, administrative and other operating expenses                  23,937         17,418
    Loss and loss adjustment expenses                                      30,192              0
    Cost of goods sold-fasteners                                           21,084         23,881
    Cost of mineral and filtration sales                                   38,136         39,500
    Interest expense                                                        1,845          3,482
    Corporate administration                                                6,940          7,536
                                                                      -----------    -----------
           Total costs and expenses                                       129,001         91,817
                                                                      -----------    -----------
           Earnings from continuing operations, before income taxes         5,099       (232,516)

Income taxes                                                              (16,621)      (195,708)
                                                                      -----------    -----------

           Earnings from continuing operations                             21,720        (36,808)

DISCONTINUED OPERATIONS
    (Loss) from discontinued operations, net of tax                             0       (184,010)
                                                                      -----------    -----------

           Net earnings                                               $    21,720    ($  220,818)
                                                                      ===========    ===========

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK **
    Continuing operations                                             $      2.99    ($     4.99)
    Discontinued operations                                                  0.00         (24.94)
                                                                      -----------    -----------
           Basic net earnings per share                               $      2.99    ($    29.93)
                                                                      ===========    ===========

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK **
    Continuing operations                                             $      2.98    ($     4.99)
    Discontinued operations                                                  0.00         (24.94)
                                                                      -----------    -----------
           Diluted net earnings per share                             $      2.98    ($    29.93)
                                                                      ===========    ===========

Dividends per share of common stock                                             *              *
                                                                      ===========    ===========
Average number of outstanding shares of common stock **                 7,264,620      7,378,109
                                                                      ===========    ===========

----------

* In March 2002, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**    Adjusted to reflect the common stock dividend declared in March 2002.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)

                                                                                   2002          2001
                                                                               -----------   -----------
REVENUES

           Net fastener sales                                                  $    85,035   $    94,149
           Interest, dividend and other income                                      32,924        45,735
           Net insurance premiums earned                                            92,370             0
           Net mineral and filtration sales                                        162,170       163,906
           Net gain on sale of subsidiaries                                              0       522,402
           Net gain on investment transactions                                      43,564        12,672
                                                                               -----------   -----------
                    Total revenues                                                 416,063       838,864
                                                                               -----------   -----------

COSTS AND EXPENSES

           Commissions and brokerage expenses                                       18,423             0
           Salaries, administrative and other operating expenses                    68,452        58,859
           Loss and loss adjustment expenses                                        73,419             0
           Cost of good sold-fasteners                                              64,171        77,014
           Cost of mineral and filtration sales                                    112,710       118,329
           Interest expense                                                          5,141        11,427
           Corporate administration                                                 15,954        40,243
                                                                               -----------   -----------
                    Total costs and expenses                                       358,270       305,872
                                                                               -----------   -----------

                    Earnings from continuing operations, before income taxes        57,793       532,992

Income tax expense                                                                   1,369       101,056
                                                                               -----------   -----------

                    Earnings from continuing operations                             56,424       431,936

DISCONTINUED OPERATIONS
(Loss) from discontinued operations, net of tax                                          0      (206,663)
                                                                               -----------   -----------

                    Net earnings                                               $    56,424   $   225,273
                                                                               ===========   ===========

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK**
           Continuing operations                                               $      7.72   $     58.55
           Discontinued operations                                                    0.00        (28.01)
                                                                               -----------   -----------
                    Basic net earnings per share                               $      7.72   $     30.54
                                                                               ===========   ===========

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK**
           Continuing operations                                               $      7.60   $     57.87
           Discontinued operations                                                    0.00        (27.56)
                                                                               -----------   -----------
                    Diluted net earnings per share                             $      7.60   $     30.31
                                                                               ===========   ===========

Dividends per share of common stock                                                      *             *
                                                                               ===========   ===========

Average number of outstanding shares of common stock**                           7,313,423     7,377,249
                                                                               ===========   ===========


----------
* In March 2002, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**    Adjusted to reflect the common stock dividend declared in March 2002.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
           (dollars in thousands, except share and per share amounts)


                                                                                          (Unaudited)
                                                                                         September 30,  December 31,
                                                                                             2002           2001
                                                                                         -------------  ------------
ASSETS
       Available for sale securities:                    9/30/2002      12/31/2001
                                                         ---------      ----------
                Fixed maturities                        (cost $457,984          $0)       $  465,741     $        0
                Equity securities                       (cost $274,752    $226,226)          469,483        550,826
       Short-term investments                                                                306,847        796,511
                                                                                          ----------     ----------
                                                                                           1,242,071      1,347,337

       Cash                                                                                   32,788         15,717
       Notes receivable                                                                       92,410         91,536
       Accounts receivables                                                                   95,842         57,161
       Reinsurance receivable                                                                139,951              0
       Property and equipment - at cost, less accumulated depreciation and amortization      170,160        169,622
       Inventory                                                                              71,878         71,169
       Goodwill and other intangibles, net of amortization                                   112,071         49,708
       Other assets                                                                          105,515         72,755
                                                                                          ----------     ----------

                                                                                          $2,062,686     $1,875,005
                                                                                          ==========     ==========


LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
       Current taxes payable                                                              $   12,110     $   90,209
       Losses and loss adjustment expenses                                                   244,098              0
       Other liabilities                                                                     127,502        103,595
       Unearned premiums                                                                      66,458              0
       Subsidiaries' debt                                                                    170,461        181,856
       Net deferred tax liability                                                             91,193        108,763
                                                                                          ----------     ----------
                         Total liabilities                                                   711,822        484,423

       Common stockholders' equity                                                         1,350,864      1,390,582
                                                                                          ----------     ----------

                                                                                          $2,062,686     $1,875,005
                                                                                          ==========     ==========


Shares of common stock outstanding                                                         7,234,502      7,350,006*
                                                                                          ==========     ==========


Common stockholders' equity per share                                                     $   186.73     $   189.20*
                                                                                          ==========     ==========


----------
*     Adjusted to reflect the common stock dividend declared in March 2002.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                             (dollars in thousands)
                                   (unaudited)


                                                                                                2002         2001
                                                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
           Net earnings from continuing operations                                           $  56,424    $ 431,936
           Adjustments to reconcile net earnings to cash (used in) provided by operations:
                    Depreciation and amortization                                               14,170       12,560
                    Net gain on investment transactions                                        (43,564)    (233,975)
                    Tax benefit on stock options exercised                                       1,176          816
                    Other charges, net                                                          18,256       (8,128)
                    (Increase) decrease in other receivables                                   (37,046)       1,076
                    Decrease in other assets                                                    19,649       24,680
                    Decrease in other liabilities and income taxes payable                     (67,708)      (5,618)
                    Increase in unearned premium reserve                                         8,484            0
                    Decrease in losses and loss adjustment expenses                            (22,588)           0
                    Decrease in reinsurance receivable                                          42,255            0
                                                                                             ---------    ---------
                             Net adjustments                                                   (66,916)    (208,589)
                                                                                             ---------    ---------
                             Cash (used in) provided by operations                             (10,492)     223,347
                                                                                             ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of investments                                                            (729,472)     (77,193)
           Sales of investments                                                                503,039       90,796
           Purchases of property and equipment                                                  (8,270)      (8,660)
           Net change in short-term investments                                                512,166     (740,600)
           Other, net                                                                            8,353        1,438
           Acquisition of insurance companies, net of cash acquired                           (221,056)           0
           Proceeds from sale of subsidiaries, net of cash disposed                                  0      531,477
                                                                                             ---------    ---------
                             Net cash provided by (used in) investing activities                64,760     (202,742)
                                                                                             ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
           Principal payments on debt                                                           (2,994)     (30,727)
           Proceeds of debt                                                                      2,456       13,957
           Net change in revolving credit loans                                                (10,857)      (5,312)
           Treasury stock acquisitions                                                         (28,640)     (11,234)
           Other, net                                                                            2,838       10,401
                                                                                             ---------    ---------
                             Net cash (used in) financing activities                           (37,197)     (22,915)
                                                                                             ---------    ---------
                             Net increase (decrease) in cash                                    17,071       (2,310)
Cash at beginning of period                                                                     15,717       10,247
                                                                                             ---------    ---------
Cash at end of period                                                                        $  32,788    $   7,937
                                                                                             =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
           Cash paid during the period for:

                    Interest                                                                 $   3,311    $  11,831
                    Income taxes                                                             $  51,991    $   5,737

                 Notes to the Consolidated Financial Statements

      This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K"), the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (the "2002 First Quarter Form 10-Q") and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "2002 Second Quarter Form 10-Q") of Alleghany Corporation (the "Company").

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

      c. INVESTMENTS

      The investment portfolio consists of fixed maturity instruments, equity securities and short-term investments. The portfolio is classified as available for sale and carried at its fair market value. Unrealized gains or losses, net of the related tax effect, are excluded from earnings and reported in comprehensive income as a separate component of stockholders' equity until realized. A decline in the fair value of available for sale investments that is deemed other than temporary is charged to earnings. The cost basis of fixed maturity instruments is adjusted for the amortization of premiums and the accretion of discounts to maturity. Realized gains and losses are determined on the specific identification method.

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

Comprehensive (Loss)/Income

            The Company's total comprehensive (loss)/income for the three and nine months ended September 30, 2002 and 2001 was $ (48.1) million and $(275.1) million, and $(16.4) million and $205.2 million, respectively. Comprehensive income includes the Company's net earnings adjusted for changes in unrealized depreciation of investments, which was $(69.4) million and $(55.8) million, and $(74.8) million and $(18.5) million, and cumulative translation adjustments, which were $(0.5) million and $1.5 million, and $1.9 million and $(1.6) million, for the three and nine months ended September 30, 2002 and 2001, respectively.

Segment Information

      Information concerning the Company's continuing operations by industry segment is summarized below (in thousands):

                                  For the three months ended            For the nine months ended
                               --------------------------------      --------------------------------
                               September 30,      September 30,      September 30,      September 30,
                                   2002               2001               2002               2001
                               -------------      -------------      -------------      -------------
REVENUES

Property and casualty
     insurance                   $  32,534          $(237,711)         $  96,429          $(230,348)
Mining and filtration               56,299             56,062            162,300            163,947
Industrial fasteners                28,150             29,721             85,035             94,149
Corporate activities                17,117             11,229             72,299            811,116
                                 ---------          ---------          ---------          ---------
     Total                       $ 134,100          $(140,699)         $ 416,063          $ 838,864
                                 =========          =========          =========          =========

EARNINGS (LOSS) FROM
  CONTINUING OPERATIONS

Property and casualty
     insurance                   $ (10,442)         $(237,711)         $ (11,369)         $(230,348)
Mining and filtration                7,336              5,369             18,001             13,468
Industrial fasteners                   389             (1,481)             1,469            (14,150)
Corporate activities                 7,816              1,307             49,692            764,022
                                 ---------          ---------          ---------          ---------
     Total                           5,099           (232,516)            57,793            532,992

Income taxes                       (16,621)          (195,708)             1,369            101,056
                                 ---------          ---------          ---------          ---------

Earnings from continuing
  operations                     $  21,720          $ (36,808)         $  56,424          $ 431,936
                                 =========          =========          =========          =========


                            September  30,      December 31,
                                 2002               2001
                            --------------      -------------
IDENTIFIABLE ASSETS
Property and casualty
     insurance                $  631,586         $  142,956
Mining and filtration            323,356            310,129
Industrial fasteners              75,365             78,053
Corporate activities           1,032,379          1,343,867
                              ----------         ----------
     Total                    $2,062,686         $1,875,005
                              ==========         ==========

Contingencies

      The Company's subsidiaries are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

      The Company reported net earnings from continuing operations in the third quarter of 2002 of $21.7 million on revenues of $134.1 million, compared with net losses of $36.8 million on revenues of $140.7 million in the third quarter of 2001. Net earnings include a net credit of $18.1 million in the provision for income taxes reflecting an adjustment of the Company's estimated state and federal tax liabilities. The Company periodically reviews and reconciles the provisions for taxes on its books with the tax returns it files with various taxing authorities. Adjustments are recognized in the income statement in the period in which they are identified, along with a corresponding balance sheet adjustment to current taxes payable. The 2002 third quarter results also include net gains on investment transactions after taxes of $3.0 million compared with $7.4 million in the 2001 period.

      Net earnings including discontinued operations were $21.7 million in the third quarter of 2002, compared with net losses of $220.8 million in the 2001 third quarter. Discontinued operations for the 2001 third quarter consist of the operations of Alleghany Underwriting prior to its disposition in November 2001.

      In the first nine months of 2002, the Company's net earnings from continuing operations were $56.4 million on revenues of $416.1 million, compared with $431.9 million on revenues of $838.9 million in the first nine months of 2001. Net earnings including discontinued operations were $56.4 million in the first nine months of 2002, compared with $225.3 million in the 2001 period. Such discontinued operations for the first nine months of 2001 consist of the operations of Alleghany Asset Management prior to its disposition in February 2001 and the operations of Alleghany Underwriting prior to its disposition in November 2001.

      The 2002 nine-month results also include net gains on investment transactions after taxes of $28.3 million, or approximately $3.88 per share, compared with net gains on investment transactions after taxes of $8.2 million, or approximately $1.12 per share in the 2001 period.

      The 2001 nine-month results include an after-tax gain from the disposition of Alleghany Asset Management of approximately $474.8 million, excluding certain expenses relating to the closing of the transaction and an after-tax loss of $50.5 million on the disposition of Alleghany Underwriting.

      Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement 142, "Goodwill and Other Intangible Assets." In general, SFAS 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but are regularly tested for impairment. At September 30, 2002, the Company had on its books $94.5 million of goodwill and other intangible assets that may no longer be amortized pursuant to provisions of SFAS 142.

      World Minerals Inc. ("World Minerals") recorded pre-tax earnings of $7.3 million on revenues of $56.3 million in the 2002 third quarter, compared with pre-tax earnings of $5.4 million on revenues of $56.1 million in the 2001 third quarter, and pre-tax earnings of $18.0 million on revenues of $162.3 million in the first nine months of 2002, compared with pre-tax earnings of $13.5 million on revenues of $163.9 million in the first nine months of 2001. The 2002 nine month results reflect the results of businesses acquired in April 2001 and January 2002, net reductions of approximately $3.2 million in energy costs, primarily natural gas, at U.S. and Latin American plants, $1.5 million in interest expense and $1.2 million in amortization expense (primarily due to requirements of SFAS 142) and cost controls. Such factors more than offset a decline in net sales due to continued sluggish demand and competitive pressures in the U.S. and in the European and Asian export markets for World Minerals' U.S.-produced products. The 2001 revenues include energy surcharges on certain of World Minerals' sales due to higher energy costs in the first nine months of 2001.

      World Minerals is currently in the midst of a periodic strategic review of its business processes, overhead costs, sales strategies and plant operations. As part of such review, which commenced in the 2002 third quarter and will continue through the fourth quarter of 2002, World Minerals will consider, among other things, the possibility of reallocating certain production among its various plants.

      World Minerals exports a significant amount of products produced at its Lompoc, California and Quincy, Washington plants to European and Asian markets from West Coast ports served by union-represented dockworkers. In recent months, the union and operators at these ports have been involved in an ongoing labor dispute which included alleged work slowdowns and a management lock-out lasting approximately ten days. In response to a request from President Bush, a federal court in early October issued a preliminary injunction in accordance with the Taft-Hartley Act that ended the management lock-out, required West Coast port terminals to re-open and dockworkers to return to work and mandated an 80-day "cooling off" period ending December 27, 2002.

      The lock-out and alleged work slowdowns did not have a material adverse effect on World Mineral's 2002 third quarter results and World Minerals does not expect a significant impact on its 2002 fourth quarter results due to the cooling off period currently in effect. However, the resumption of any lock-out or work slowdown or stoppage upon the expiration of the cooling off period may, depending on the duration of any such work disruptions, negatively impact World Minerals' results in 2003.

      Alleghany Insurance Holdings ("AIHL"), a holding company for CATA and other insurance operations of the Company, recorded a pre-tax loss of $10.4 million on revenues of $32.5 million in the third quarter of 2002, and a pre-tax loss of $11.4 million on revenues of $96.4 million in the first nine months of 2002. AIHL recorded a pre-tax loss of $237.7 million from continuing operations in the third quarter of 2001, and pre-tax losses of $230.3 million from continuing operations in the nine months of 2001, primarily reflecting the disposition of Alleghany Underwriting in November 2001. The 2002 third quarter losses primarily reflect $9.1 million of strengthening of CATA's loss reserves for 2001 and prior years following an independent actuarial review, and $3.8 million realized investment loss recognized as part of CATA's efforts to restructure its investment portfolio.

      Following the Company's acquisition of CATA in January, under the Company's direction, CATA commenced a review of its insurance products, underwriting guidelines and controls, investment policies and reserving methodology. With respect to its reserving methodology, CATA immediately implemented the practice of establishing loss and loss adjustment expense reserves ("case reserves") for newly reported claims on the basis of its estimate of such costs through the expected resolution of the claim. CATA also commenced a review of each of the claim files that was open as of December 31, 2001 to increase, where appropriate, the case reserves for such claim to the claim's estimated ultimate cost of resolution. Completion of the review during the 2002 third quarter resulted in the reserve strengthening of $9.1 million as mentioned above.

      As part of CATA's review of its insurance products and underwriting guidelines, CATA has exited or re-underwritten certain product and casualty product lines and continues to consider whether to exit or re-underwrite additional property and casualty product lines. CATA expects that, as a result, there will be a decline in gross premiums written in the property and casualty product lines in the fourth quarter of 2002, but such decline is expected to be offset in part by increases in gross premium written in the fidelity and surety lines.

      In connection with the acquisition by the Company of AIHL's Nebraska-domiciled insurance company subsidiary, the seller, an A+ insurer, contractually retained through a reinsurance agreement all of the liabilities in existence at the time of such acquisition. At September 30, 2002, AIHL's loss reserves reflected $136.5 million of such liabilities, compared with $151.0 million at June 30, 2002, and AIHL's reinsurance receivables included a corresponding obligation of the seller. Such loss reserves and reinsurance receivable amounts are expected to continue to decline over time as losses are paid.

      Heads & Threads International LLC ("Heads & Threads") recorded pre-tax earnings of $0.4 million on revenues of $28.2 million in the 2002 third quarter, compared with a pre-tax loss of $1.5 million on revenues of $29.7 million in the 2001 third quarter, and pre-tax earnings of $1.5 million on revenues of $85.0 million in the first nine months of 2002, compared with a pre-tax loss of $14.2 million on revenues of $94.1 million in the first nine months of 2001. The 2002 nine month results reflect net reductions of $3.9 million in operating expenses (primarily due to lower salary expenses as a result of its restructuring efforts), $2.4 million in interest expense and $0.4 million in amortization expense (pursuant to requirements of SFAS 142) and higher profit margins, which offset a decline in net sales due to reduced demand in the U.S. economy, as well as reduced sales of certain product lines as a result of the application of minimum profit margin pricing requirements for such products. The 2001 nine months results include $2.5 million of pre-tax charges for write-offs relating to Heads & Threads' computer system and the closure of certain branches and sales offices, expenses relating to changes in its senior management and the strengthening of its inventory reserves.

      Heads and Threads receives a significant amount of the products it distributes to its customers through West Coast ports subject to the work disruptions and other events described above. In response to the possibility of work disruptions, Heads and Threads began accelerating inventory purchases during the 2002 second quarter and began making plans to use available East Coast ports as necessary. To date, the impact of the work disruptions on the results of Heads and Threads has not been material. Any resumption of work disruptions upon the expiration of the cooling off period may have some impact, among other things, on Heads and Threads' inventory levels during 2003, but the ultimate impact on Heads & Threads will depend on the duration of any further work disruptions.

      As of September 30, 2002, the Company beneficially owned approximately
16.0 million shares, or 4.2 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation, which had an aggregate market value on that date of approximately $382.7 million, or $23.92 per share, compared with a market value on June 30, 2002 of $480.0 million, or $30.00 per share. The aggregate cost of such shares is approximately $181.8 million, or $11.36 per share.

      The Company has previously announced that it may purchase shares of its common stock in open market transactions from time to time. In the third quarter of 2002, the Company purchased an aggregate of 55,800 shares of its common stock for approximately $10.3 million, at an average cost of about $184.25 per share. As of

September 30, 2002, the Company had 7,234,502 shares of common stock outstanding (which includes the stock dividend declared in March 2002).

      The Company's common stockholders' equity per share at September 30, 2002 was $186.73 per share, a 1.3 percent decrease from common stockholders' equity per share of $189.20 as of December 31, 2001 (both as adjusted for the stock dividend declared in March 2002).

      The Company's results in the first nine months of 2002 are not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.

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

      The Company establishes reserves for losses and loss adjustment expenses for unpaid claims and claims expenses arising out of its insurance operations. Pricing of such operations' insurance products takes into account the expected frequency and severity of losses, the costs of providing coverage, competitive factors, characteristics of the property covered and the insured and profit considerations. Liabilities for property and casualty insurance are dependent on estimates of amounts payable for claims reported but not settled and actuarial estimates of claims incurred but not reported. These estimates are influenced by historical experience and actuarial assumptions of current developments, anticipated trends and risk management strategies. The Company continually evaluates the potential for changes in loss estimates, both positive and negative, and uses the results of these evaluations both to adjust recorded provisions and to adjust underwriting criteria. Additionally, the Company has engaged an outside actuary to evaluate on a quarterly basis the adequacy of CATA's loss reserves. Because setting reserves is inherently uncertain, the Company cannot assure that its insurance operations' current reserves will prove adequate in light of subsequent events. Should such reserves need to be adjusted in any future period, such adjustments will be reflected as an expense in the statement of earnings in the period they are adjusted.

      Information regarding the Company's other accounting policies is included in the Company's 2001 Form 10-K and the Notes to the Consolidated Financial Statements included in this report on Form 10-Q, the Company's 2002 First Quarter Form 10-Q and 2002 Second Quarter Form 10-Q, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, foreign currency exchange rates and commodity prices. The primary market risk related to the Company's non-trading financial instruments is the risk of loss associated with adverse changes in interest rates. In connection with its acquisition of CATA on January 4, 2002 and the Company's purchase of securities with fixed maturities of one to five years during the 2002 second and third quarters, the Company acquired fixed maturity securities that expose it to risk related to adverse changes in interest rates as set forth in the table below.

      For fixed maturity securities, the change in fair value is determined by calculating a hypothetical September 30, 2002 ending price based on yields adjusted to reflect a +/-300 basis point range of change in interest rates, comparing such hypothetical ending price to actual ending price and multiplying the difference by the par outstanding.

SENSITIVITY ANALYSIS
At September 30, 2002
(dollars in millions)

Interest Rate Shifts                   -300     -200     -100       0        100       200       300
FIXED MATURITY SECURITIES             ------   ------   ------   ------    ------    ------    ------
Estimated Portfolio Value             $499.1   $489.4   $480.0   $465.7    $460.0    $448.1    $436.5

Projected Change in Portfolio Value   $ 33.4   $ 23.7   $ 14.3   $    0    $ (5.7)   $(17.6)   $(29.2)

      The Company's 2001 Form 10-K provides a more detailed discussion of the market risks affecting its operations. Based on the Company's estimates as of September 30, 2002, no material change has occurred in its long-term debt obligations, as compared with amounts disclosed in its 2001 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision, and with the participation, of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive

Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

Forward-Looking Statements

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" contain disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based upon the Company's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. The uncertainties and risks include, but are not limited to, those relating to conducting operations in a competitive environment, conducting operations in foreign countries, effects of acquisition and disposition activities, general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession, changes in costs, including changes in labor costs, extended labor disruptions, energy costs and raw material prices, variations in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, tax changes, legal and regulatory changes, significant weather-related or other natural or human-made disasters, civil unrest or other external factors over which the Company has no control, and changes in the Company's plans, strategies, objectives, expectations or intentions, which may happen at any time at the Company's discretion. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

      (c) Recent Sales of Unregistered Securities.

      On August 16, 2002, the Company issued an aggregate of 77 shares of the Company's common stock to seven non-employee directors of the Company pursuant to the Alleghany Corporation Directors' Equity Compensation Plan representing one-half of the value of an increase in each director's retainer for the following twelve months' service as a director, exclusive of any per meeting fees, committee fees or expense reimbursements. The sale of common stock was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

      On July 17, 2002, the Company issued 488 shares of common stock to Paul F. Woodberry, director of Alleghany Properties, Inc., a wholly owned subsidiary of the Company, pursuant to a long-term incentive arrangement with the Company in respect of sales of real estate assets by Alleghany Properties, Inc. The sale of common stock was exempt from registration under the Securities Act pursuant to
Section 4(2) thereof, as a transaction not involving a public offering.

      The above does not include unregistered issuances of the Company's common stock that did not involve a sale, consisting of issuances of common stock and other securities pursuant to employee incentive plans.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            Exhibit Number                           Description
            --------------                           -----------
                  3.1           By-laws of Alleghany Corporation, as amended September
                                17, 2002

                  10.1          Employment Agreement, dated October 7, 2002, between
                                Alleghany Corporation and Weston M. Hicks

                  10.2          Restricted Stock Award Agreement, dated October 7, 2002,
                                between Alleghany Corporation and Weston M. Hicks

                  10.3          Restricted Stock Unit Matching Grant Agreement, dated
                                October 7, 2002, between Alleghany Corporation and
                                Weston M. Hicks

      (b)   Reports on Form 8-K.

      The Company filed a report on Form 8-K dated August 8, 2002 to report in
Item 9 that the Company's principal executive officer and principal financial officer, respectively, had submitted to the SEC sworn statements pursuant to Securities and Exchange Commission Order 4-460.

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

                                                   ALLEGHANY CORPORATION
                                                   ---------------------
                                                   Registrant

Date: November 12, 2002                            /s/ David B. Cuming
                                                   -------------------
                                                   David B. Cuming
                                                   Senior Vice President
                                                   (and chief financial officer)


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, John J. Burns, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Alleghany Corporation (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                           /s/  JOHN J. BURNS, JR.
                                           -----------------------
                                           John J. Burns, Jr.
                                           President and chief executive officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, David B. Cuming, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Alleghany Corporation (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                            /s/ DAVID B. CUMING
                            ---------------------
                                David B. Cuming
                                Senior Vice President and chief financial
                                officer