Form 10-K
period 2002-12-31
ALLEGHANY CORP /DE
filed 2003-03-20
CIK 775368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

                          Commission file number 1-9371

                              ALLEGHANY CORPORATION
     ----------------------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

As of March 3, 2003, 7,264,002 shares of Common Stock were outstanding, and the aggregate market value (based upon the closing price of these shares on the New York Stock Exchange) of the shares of Common Stock of Alleghany Corporation held by non-affiliates was $1,209,456,333.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated part(s) of this Report:

                                                                         Part
                                                                         ----
Annual Report to Stockholders of Alleghany                             I and II
Corporation for the year 2002

Proxy Statement relating to Annual Meeting                             III
of Stockholders of Alleghany Corporation
to be held on April 25, 2003

                              ALLEGHANY CORPORATION
                           Annual Report on Form 10-K
                      for the year ended December 31, 2002

                                Table of Contents

                       Description                                                        Page
                       -----------                                                        ----
                                            PART I

Item 1.                Business                                                             5

Item 2.                Properties                                                          35

Item 3.                Legal Proceedings                                                   42

Item 4.                Submission of Matters to a Vote of Security Holders                 43

Supplemental Item      Executive Officers of Registrant                                    43

                                            PART II

Item 5.                Market for Registrant's Common Equity and Related
                       Stockholder Matters                                                 44

Item 6.                Selected Financial Data                                             47

Item 7.                Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                           47

Item 7A.               Quantitative and Qualitative Disclosures About Market Risk          47

Item 8.                Financial Statements and Supplementary Data                         47

Item 9.                Changes in and Disagreements With Accountants on Accounting
                       and Financial Disclosure                                            48

                       Description                                                        Page
                       -----------                                                        ----
                                           PART III

Item 10.               Directors and Executive Officers of Registrant                      48

Item 11.               Executive Compensation                                              48

Item 12.               Security Ownership of Certain Beneficial Owners and
                       Management                                                          48

Item 13.               Certain Relationships and Related Transactions                      48

Item 14.               Controls and Procedures                                             49

                                            PART IV

Item 15.               Exhibits, Financial Statement Schedules and Reports on
                       Form 8-K                                                            50

                       Signatures                                                          65

                       Certifications                                                      67

                         Index to Financial Statement Schedules                            71

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

         Alleghany's principal executive offices are located at 375 Park Avenue, New York, New York 10152 and its telephone number is (212) 752-1356. Alleghany is engaged, through its subsidiary Alleghany Insurance Holdings LLC ("AIHL") and its subsidiaries Capitol Transamerica Corporation ("Capitol Transamerica") and Platte River Insurance Company ("Platte River"), in the property and casualty and fidelity and surety insurance businesses. Through its subsidiaries World Minerals Inc. ("World Minerals"), Celite Corporation ("Celite") and Harborlite Corporation ("Harborlite") and their subsidiaries, Alleghany is engaged in the industrial minerals business. Alleghany also conducts a steel fastener importing and distribution business through its subsidiary Heads & Threads International LLC ("Heads & Threads"). Through its subsidiary Alleghany Properties, Inc. ("Alleghany Properties"), Alleghany owns and manages properties in California.

         On January 4, 2002, Alleghany completed the acquisition of Capitol Transamerica. The total purchase price paid by Alleghany was approximately $182.0 million. Contemporaneous with the acquisition of Capitol Transamerica, Alleghany purchased Platte River for approximately $40.0 million. The seller contractually retained the obligation to pay all of the loss and loss adjustment expenses liabilities of Platte River that existed at the time of the sale.

         Until November 5, 2001, Alleghany was also engaged, through its subsidiary Alleghany Underwriting Holdings Ltd ("Alleghany Underwriting") and its subsidiaries, in the global property and casualty insurance and reinsurance business at Lloyd's of London. On that date, AIHL completed the disposition of Alleghany Underwriting to Talbot Holdings Ltd., a new Bermuda holding company formed by certain principals of the Black Diamond Group and the senior management of Alleghany Underwriting. AIHL recorded an after-tax loss of $50.5 million on the disposition. Consideration for the sale included a warrant which will entitle AIHL to recover a portion of any residual capital of Alleghany Underwriting as determined upon the closure of the 2001 Lloyd's year of account. A nominal value was ascribed to the warrant in computing the loss on the sale of Alleghany Underwriting. In connection with the sale, AIHL provided a $25.0 million letter of credit to support business written by a new Talbot syndicate for the 2002

Lloyd's year of account while Talbot sought new capital. In December 2002, AIHL agreed that the capital provided by its letter of credit would support business written by the syndicate for the 2003 Lloyd's year of account, in exchange for a reduction of the letter of credit to $15.0 million, which took place in January 2003 as a result of the infusion of new capital into the syndicate. Pursuant to AIHL's agreement with the syndicate, the syndicate will use its best efforts to extinguish AIHL's commitment under the reduced letter of credit no later than June 30, 2005. In light of its disposition, Alleghany Underwriting has been classified as a discontinued operation.

         Until February 1, 2001, Alleghany was also engaged, through its subsidiary Alleghany Asset Management, Inc. ("Alleghany Asset Management") and its subsidiaries, in the financial services business. On that date, Alleghany Asset Management merged with a wholly owned subsidiary of ABN AMRO North America Holding Company ("ABN AMRO"). Alleghany received cash proceeds of $825.0 million and recorded an after-tax gain of about $474.8 million, or approximately $64.40 per share, excluding certain expenses relating to the closing of the sale. In light of the transaction, Alleghany Asset Management has been classified as a discontinued operation.

         Until May 10, 2000, Alleghany was also engaged, through its subsidiary Underwriters Re Group, Inc. and its subsidiaries ("Underwriters Re Group"), in the global property and casualty reinsurance and insurance businesses. On that date, Underwriters Re Group was sold to Swiss Re America Holding Corporation. Alleghany recorded pre-tax proceeds of approximately $649.0 million in cash. In connection with the sale, Alleghany paid approximately $187.9 million in cash (or $25.3125 per share) for the purchase from Underwriters Re Group of 7.425 million shares of Burlington Northern Santa Fe Corporation. Alleghany's pre-tax gain on the sale was approximately $136.7 million, reflecting additional adjustments from previously reported figures for the settlement of certain outstanding obligations of Underwriters Re Group that were assumed by Alleghany and the final resolution of post-closing purchase price adjustments. The tax on the gain was approximately $7.1 million, resulting in an after-tax gain on the sale of $129.6 million. The tax rate on the gain differs from the expected statutory rate principally due to a difference between the tax and book bases of Underwriters Re Group. Alleghany retained Underwriters Re Group's London-based Lloyd's operations conducted through Alleghany Underwriting, which was subsequently sold on November 5, 2001, as described above.

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

         During 1994 and early 1995, Alleghany and its subsidiaries acquired a substantial number of shares of common stock of Santa Fe Pacific Corporation ("Santa Fe"). On September 22, 1995, Santa Fe and Burlington Northern, Inc. merged under a new holding company named Burlington Northern Santa Fe Corporation ("BNSF"). As a result of the merger, the shares of Santa Fe beneficially owned by Alleghany were converted into shares of BNSF. As of March 3, 2003, Alleghany owned approximately 16.0 million shares of BNSF, or approximately 4.3 percent of BNSF's currently outstanding common stock. BNSF owns one of the largest railroad networks in North America, with 33,000 route miles covering 28 states and two Canadian provinces.

         In 2002, Alleghany studied a number of potential acquisitions. Alleghany intends to continue to expand its operations through internal growth at its subsidiaries as well as through possible operating-company acquisitions and investments.

         Reference is made to Items 7 and 8 of this Report for further information about the business of Alleghany in 2002. The consolidated financial statements of Alleghany, incorporated by reference in Item 8 of this Report, include the accounts of Alleghany and its subsidiaries for all periods presented.

         Alleghany does not maintain a web site and therefore does not post its annual reports on Form 10-K, its quarterly reports on Form 10-Q and current reports on Form 8-K on-line. However, stockholders may obtain, free of charge, copies of such reports upon request to the Secretary of Alleghany. Reports may also be obtained through the Securities and Exchange Commission's website at www.sec.gov.

PROPERTY AND CASUALTY/FIDELITY AND SURETY INSURANCE BUSINESSES

General Description of Business

         AIHL is a holding company for Alleghany's insurance operations which are conducted primarily through Capitol Transamerica and its subsidiary Capitol Indemnity Corporation ("Capitol Indemnity"), headquartered in Madison, Wisconsin. Capitol Transamerica was acquired by Alleghany on January 4, 2002, for a purchase price of approximately $182.0 million. Contemporaneous with the acquisition of Capitol Transamerica, AIHL acquired Platte River, a Nebraska-domiciled property and casualty insurance company, for approximately $40.0 million. The seller contractually retained the obligation to pay all of the loss and loss adjustment expenses liabilities of Platte River that existed at the time of sale. Unless noted, references to AIHL include the operations of Capitol Transamerica, Capitol Indemnity and Platte River.

         Capitol Transamerica, primarily through Capitol Indemnity, writes specialty lines of property and casualty insurance as well as fidelity and surety coverages. Capitol Indemnity operates in 37 states with a geographic concentration in the Midwestern and Plains states. Capitol Indemnity writes primarily property and casualty insurance for small commercial "main street" businesses, including barber and beauty shops, bowling alleys, contractors, manufacturers, and restaurants and taverns. It also writes fidelity and surety bonds and specialty insurance coverage, including contractor's performance and payment bonds, license/permit bonds, fiduciary bonds, judicial bonds and commercial fidelity bonds. Platte River is licensed in 50 states and operates in conjunction with Capitol Indemnity by providing commercial surety products. Platte River also offers pricing flexibility in those jurisdictions where both Capitol Indemnity and Platte River are licensed. The property and casualty business accounted for approximately 77 percent of gross written premium in 2002, while the fidelity and surety business accounted for the remainder.

         AIHL recorded gross written premiums of approximately $148.5 million and net earned premiums of approximately $125.6 million in 2002. As of December 31, 2002, the statutory surplus of Capitol Indemnity and Platte River was $126.6 million and $27.9 million, respectively.

         Capitol Indemnity and Platte River entered into a pooling agreement, effective as of January 1, 2002, whereby Capitol Indemnity and Platte River agreed to share their aggregate insurance risks. Under this agreement, Capitol Indemnity is liable for 90 percent of the shared risks and Platte River is liable for 10 percent.

         Capitol Transamerica and Platte River are rated A+ (Superior) by A.M. Best Company, Inc. ("A.M. Best"), an independent organization that analyzes the insurance industry.

         In general, property insurance protects an insured against financial loss arising out of loss of property or its use caused by an insured peril. Casualty insurance protects the insured against financial loss arising out of the insured's obligation to others for loss or damage to persons or property. Although both property and casualty insurance may involve a high degree of loss volatility, property losses are generally reported within a relatively short time period after the event; in contrast, there tends to be a significant time lag in the reporting and payment of casualty claims. Consequently, an insurer generally knows of the losses associated with property risks in a shorter time than those losses associated with casualty risks. In 2002, approximately 36 percent of property and casualty gross written premium was property and 64 percent was casualty.

         Surety bonds are three-party agreements in which the issuer of the bond (the surety) joins with a second party (the principal) in guaranteeing to a third party (the owner/obligee) the fulfillment of some obligation on the part of the principal. The surety guarantees fulfillment of the principal's obligation to the owner/obligee. A surety is generally entitled to recover from the principal any losses and expenses paid to an owner/obligee. Surety bond premiums primarily reflect the type and class of risk and related costs associated with both processing the bond application, evaluating the risks involved and investigating the principal, including, if necessary, an analysis of the principal's creditworthiness and ability to perform.

         There are three broad types of fidelity and surety products--contract surety bonds, commercial surety bonds and fidelity bonds. Contract surety bonds secure a contractor's performance and/or payment obligation with respect to a construction project and are generally required by federal, state and local governments for public works projects. Commercial surety bonds include all surety bonds other than contract surety bonds and cover obligations typically required by law or regulation, such as license and permit coverage. Fidelity bonds cover losses arising from employee dishonesty. In 2002, approximately 54 percent of surety and fidelity gross written premium was commercial surety, 43 percent was contract surety and three percent was fidelity.

Marketing

         AIHL conducts its insurance business through independent and general insurance agents located throughout the United States, with a concentration in the Midwestern and Plains states. At December 31, 2002, AIHL had approximately 1,050 local agents and 23 regional agents licensed to write property and casualty and fidelity and surety coverages, as well as 550 local agents licensed only to write surety coverages. The regional agents write very little fidelity and surety business and have full quoting and binding authority within the parameters of their agency contracts with respect to property and casualty business they write. Local agents have binding authority for certain business owner policy products, including workers' compensation, and non-contract surety products. No agent had writings in excess of 10 percent of AIHL's gross written premiums in 2002. As part of marketing initiatives currently underway, AIHL expects that it will reduce its number of agency relationships in 2003.

Underwriting Operations

         The 2002 underwriting results for both the property and casualty and the fidelity and surety lines of business generated losses in 2002. The principal driver of the $20.2 million of underwriting losses in 2002, comprised of $8.2 million for property and casualty and $12.0 million for fidelity and surety, was the loss reserves development for 2001 and prior accident years. In 2002, prior years' loss reserves development of $17.3 million was recorded, comprised of $8.9 million for property and casualty and $8.4 million for fidelity and surety. With respect to 2002 accident year results, AIHL recorded underwriting losses of $2.3 million, comprised of $3.5 million in losses generated by fidelity and surety and $1.2 million in underwriting profit generated by property and casualty.

         The strategy of AIHL's insurance operations emphasizes underwriting profitability. Key elements of this strategy are prudent risk selection, appropriate pricing and coverage customization. All accounts are reviewed on an individual basis to determine underwriting acceptability. Capitol Transamerica and Platte River are subscribers to the Insurance Service Organization ("ISO"), an insurance reference resource recognized by the insurance industry. All underwriting procedures, rates and contractual coverage obligations are based on procedures and data developed by the ISO.

         Underwriting acceptability is determined by type of business, claims experience, length of time in business and business experience, age and condition of premises occupied and financial stability. Information is obtained from, among other sources, agent applications, financial reports and on-site loss control surveys. If an account does not meet predetermined acceptability parameters, coverage is declined. If an in-force policy becomes unprofitable due to extraordinary claims activity or inadequate premium levels, a non-renewal notice is issued in accordance with individual state statutes and rules.

         On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (the "Act") was signed into law by President Bush. The Act establishes a new temporary federal program under which the federal government will share in certain losses resulting from acts of terrorism. The Act further requires insurers that issue property and casualty coverages to make terrorism coverage available. AIHL's insurance operations provide for terrorism coverage on property and casualty policies pursuant to the Act for an additional premium equal to three percent of the existing premium on the applicable policy (if such additional premium is in excess of $40.00) for policies written prior to February 24, 2003, and additional premium ranging from three to seven percent of the existing premium (depending upon the location of the insured) for policies written thereafter.

Reinsurance Arrangements

         As is customary in the insurance industry, AIHL's insurance operations reinsure a portion of the risks they underwrite. Reinsurance provides a primary insurer such as AIHL with three major benefits: (i) it reduces net liability on individual risks, (ii) it protects against catastrophic losses, and (iii) it helps to maintain acceptable surplus and reserve ratios. In addition, reinsurance provides additional underwriting capacity.

         AIHL's insurance operations have reinsurance agreements with a number of domestic and international reinsurance companies. In the event that a reinsurer is unable to meet its obligations assumed under a reinsurance agreement, Capitol Transamerica remains liable for the portion reinsured. In general, Capitol Transamerica reinsures individual losses in excess of $1.25 million with various reinsurers in each of its lines of business, except that Capitol Transamerica reinsures its commercial surety business for individual losses above $1.0 million with a 10 percent participation above that limit. In addition, Capitol Transamerica purchases facultative reinsurance coverage for limits in excess of $6.0 million on property and casualty, $7.0 million on contract surety and $10 million on commercial surety. Facultative coverage provides reinsurance for individual risks, where a reinsurer separately rates and underwrites each individual risk and is free to accept or reject each risk offered by the primary insurer. Capitol Transamerica does not purchase any stop loss reinsurance coverage, a form of reinsurance where the reinsurer is liable for all losses that occur after a specified loss ratio or total dollar amount of losses has been reached.

         As of December 31, 2002, AIHL had reported reinsurance receivables of $147.5 million due from its reinsurers, $25,000 of which has been deemed uncollectable. AIHL ceded approximately 10.2 percent of gross written premiums in 2002 to purchase reinsurance that protects AIHL from severity of loss.

         In connection with AIHL's purchase of Platte River, the seller, an A.M. Best rated A+ insurer, contractually retained the obligation to pay all of the loss and loss adjustment expenses liabilities in existence at the time of such acquisition. At December 31, 2002, $142.5 million of such liabilities were outstanding and were included on AIHL's balance sheet, and AIHL's reinsurance receivables included a corresponding obligation of the seller. Such loss reserves and reinsurance receivables are expected to decline over time as losses are paid.

Outstanding Losses and Loss Adjustment Expenses ("LAE")

         In many cases, significant periods of time may elapse between the occurrence of an insured loss, the reporting of such loss to the insurer and the reinsurer, the insurer's payment of such loss and the subsequent payment by the reinsurer. To recognize liabilities for unpaid losses (including reinsurance costs, reinsurance receivables, premiums receivable and bad debt), insurers and reinsurers establish "reserves." These reserves are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred, including events which have not been reported to the insurer.

         With respect to loss and loss adjustment expenses, Alleghany's insurance operations establish reserves for unpaid losses under their property and casualty insurance and fidelity and surety contracts based upon estimates of the ultimate amounts payable under such contracts related to losses occurring on or before the date of the balance sheet contained in the applicable financial statements. As of any balance sheet date, there are claims that have not yet been reported, and some claims may not be reported for many years after the loss. As a result, the liability for unpaid losses includes significant estimates for claims incurred but not yet reported. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits, and certain claims may take years to settle, especially if legal action is involved.

         Alleghany's insurance operations use a variety of techniques that employ significant judgments and assumptions to establish the liabilities for unpaid claims recorded at the balance sheet date. Techniques include detailed statistical analysis of past claim reporting, settlement activity, claim frequency, internal loss experience and severity data when sufficient information exists to lend statistical credibility to the analysis. More subjective techniques are used when statistical data is insufficient or unavailable. Liabilities also reflect implicit or explicit assumptions regarding the potential effects of future inflation, judicial decisions, law changes and recent trends in such factors. Alleghany's insurance operations continually evaluate the potential for changes in loss estimates, both positive and negative, and use the results of these evaluations both to adjust recorded provisions and to adjust underwriting criteria. In addition, it is their practice to engage an outside actuary to evaluate on a quarterly basis the adequacy of the loss reserves established.

Asbestos, Environmental Impairment and Mold Claims Reserves

         AIHL's reserve for losses and loss expenses includes amounts for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance of certain general liability and commercial multiple-peril coverages assumed by Capitol Indemnity in the 1970s. Capitol Indemnity exited this business in 1976. Reserves for asbestos and environmental impairment claims cannot be estimated with traditional loss reserving techniques because of uncertainties that are greater than those associated with other types of claims. Factors contributing to those uncertainties include a lack of historical data, the significant period of time that has elapsed between the occurrence of the loss and the reporting of that loss to the primary insurer and the reinsurer, uncertainty as to the number and identity of insureds with potential exposure to such risks, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability. Such uncertainties are not likely to be resolved in the near future.

         For the year ended December 31, 2002, net loss payments for asbestos and environmental impairment exposures were $751,209. As of December 31, 2002, AIHL's case and IBNR reserves totaled approximately $2.9 million for asbestos liabilities and approximately $4.4 million for environmental impairment claims.

         AIHL has experienced limited mold claims to date and has had an exclusion for mold claims in its policies since 2002. As of December 31, 2002, reserves for mold exposure were less than $250,000.

         The reserves for unpaid losses and LAE related to asbestos and environmental impairment claims reported in the annual statements filed with state insurance departments prepared in accordance with statutory accounting practices ("SAP") and those reported in AIHL's consolidated financial statements prepared in accordance with GAAP for the year ended December 31, 2002 were identical.

         The reconciliation of the beginning and ending reserves for unpaid losses and LAE related to asbestos and environmental impairment claims, excluding any such reserves which are a part of Platte River reserves guaranteed by the seller of Platte River to Alleghany, for the year ended December 31, 2002 is shown below (in thousands):

         Reconciliation of Asbestos-Related Claims Reserves for Losses and LAE

                                                                     2002
                                                                  ----------
Reserves as of January 1..............................            $        0
Reserves acquired ....................................                 3,244
Paid loss.............................................                  (300)
                                                                  ----------
Reserves as of December 31............................            $    2,944

Type of reserves
   Case...............................................            $    1,243
   IBNR...............................................                 1,701
                                                                  ----------
Total.................................................            $    2,944
                                                                  ==========

Reconciliation of Environmental Impairment Claims Reserves for Losses and LAE

                                                                     2002
                                                                  ----------
Reserves at January 1 ................................            $        0
Reserves acquired ....................................                 4,867
Paid loss.............................................                  (451)
                                                                  ----------
Reserves as of December 31............................            $    4,416
                                                                  ==========

Type of reserves
   Case...............................................            $    1,865
   IBNR...............................................                 2,551
                                                                  ----------
Total.................................................            $    4,416
                                                                  ==========

Net Loss and LAE Reserves

         The reconciliation between the net loss and LAE reserves reported in the annual statements filed with state insurance departments prepared in accordance with SAP and those reported in AIHL's consolidated financial statements prepared in accordance with GAAP for the year ended December 31, 2002 is shown below (in thousands):

         Reconciliation of Reserves for Losses and LAE from SAP Basis to GAAP Basis

                                                       2002
                                                     --------
Statutory reserves.....................              $114,925
Reinsurance recoverables...............               144,766(1)
Purchase accounting adjustment.........                (1,647)
Funds withheld from ceding companies (2)                  427
                                                     --------
GAAP reserves..........................              $258,471
                                                     ========

-------------------

(1) Excludes $2,713 of current reinsurance receivables, and includes reinsurance receivables of $142,501 due from the seller of Platte River.

(2) Items defined as reserves for GAAP but separate line items for SAP.

The reconciliation of beginning and ending reserves for unpaid losses and LAE for the year ended December 31, 2002 is shown below (in thousands):

                  Reconciliation of Reserves for Losses and LAE

                                                               2002
                                                             --------
Reserves, net of reinsurance recoverables,
   as of January 1......................................     $      0
Reserves acquired, net of reinsurance
   recoverables of $179,512.............................       87,176
Incurred loss, net of reinsurance, related to:
   Current year.........................................       82,639
   Prior years..........................................       17,869(1)
                                                             --------
Total incurred loss, net of reinsurance.................      100,508
                                                             --------
Paid loss, net of reinsurance, related to:
   Current year.........................................       28,562
   Prior years..........................................       45,417
                                                             --------
Total paid loss, net of reinsurance.....................       73,979
                                                             --------
Reserves, net of reinsurance recoverables,
   as of December 31....................................      113,705
Reinsurance recoverables, as of December 31.............      144,766(2)
                                                             --------
Reserves, gross of reinsurance recoverables,
   as of December 31....................................     $258,471
                                                             ========

-------------------

(1) Includes $17,320 of prior years' loss reserves development and $549 relating to amortization which is required to be taken under purchase accounting rules.

(2) Excludes $2,713 of current reinsurance receivables and includes reinsurance receivables of $142,501 due from the seller of Platte River.

Investment Operations

         Investments of AIHL's subsidiaries must comply with the insurance laws of Wisconsin, the domiciliary state of Capitol Transamerica and Capitol Indemnity, and Nebraska, the domiciliary state of Platte River, and the other states in which they are licensed. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stocks, and real estate mortgages.

         AIHL's investment strategy is to provide sufficient cash flow to meet its obligations while maximizing its after-tax rate of return. Securities may be sold from time to time to take advantage of investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors. AIHL's fixed maturity portfolio has been designed to enable management to react to such opportunities or to circumstances that could result in a mismatch between the duration of such portfolio assets and the duration of liabilities and, as such, is classified as available for sale.

         The following table reflects investment results for the fixed maturity portfolio of AIHL and its subsidiaries, on a consolidated basis, for the year ended December 31, 2002 (in thousands except for percentages):

                               Investment Results

                        Net              Net           Pre-Tax                    After-
  Average             Pre-Tax         After-Tax       Realized                     Tax
Investments         Investment       Investment         Gains       Effective     Yield
   (1)              Income (2)       Income (3)       (Losses)      Yield (4)      (5)
----------------------------------------------------------------------------------------
  $155,857            $7,619           $5,905          $(470)         4.89%       3.79%

-------------------
(1) Average of amortized cost of fixed maturities portfolio at beginning and end of period.

(2) After investment expenses, excluding realized gains or losses from sale of investments.

(3)  Net pre-tax investment income less appropriate income taxes.

(4) Net pre-tax investment income for the period divided by average investments for the same period.

(5) Net after-tax investment income for the period divided by average investments for the same period.

         As of December 31, 2002, the equity portfolio of AIHL and its subsidiaries, on a consolidated basis, was carried at a fair value of approximately $132.6 million with an original cost of approximately $78.3 million. In 2002, AIHL realized a loss of $10.9 million on sales of equity securities and had dividend income on its portfolio of $4.4 million.

         The following table summarizes the investments of AIHL and its subsidiaries on a consolidated basis, excluding cash, as of December 31, 2002, with all investments carried at fair value (in thousands except for percentages):

                                                                             Investments
                                                                          -----------------
                                                        Amortized Cost or Cost                Fair Value
                                                      --------------------------      --------------------------
                                                       Amount        Percentage        Amount        Percentage
                                                      --------       ----------       --------       ----------
Short-term investments......................          $ 55,645          18.1%         $ 55,645          15.2%
Corporate bonds.............................            24,411           8.0%           25,057           6.9%
United States government and government
   agency bonds.............................            32,763          10.7%           33,955           9.3%
Mortgage- and asset-backed securities.......             3,353           1.1%            3,407           0.9%
Municipal bonds.............................           112,207          36.6%          115,117          31.5%
Equity securities ..........................            78,336          25.5%          132,588          36.2%
                                                      --------         -----          --------         -----
   Total....................................          $306,715         100.0%         $365,769         100.0%
                                                      ========         =====          ========         =====

         The following table indicates the composition of the long-term fixed maturity portfolio by Moody's rating as of December 31, 2002 (in thousands except for percentages):

              Long-Term Fixed Maturity Portfolio by Moody's Rating

                                                       Fair Value        Percentage
                                                       ----------        ----------
Aaa.............................................        $ 90,571            51.0%
Aa..............................................          60,361            34.0%
A ..............................................           4,216             2.4%
Baa.............................................           5,436             3.1%
Non-rated.......................................          16,952             9.5%
                                                        --------           -----
      Total.....................................        $177,536           100.0%
                                                        ========           =====

         The following table indicates the composition of the long-term fixed maturity portfolio by years until contractual maturity as of December 31, 2002 (in thousands except for percentages):

           Long-Term Fixed Maturity Portfolio by Years Until Maturity

                                                        Amortized            Fair
                                                          Cost              Value          Percentage
                                                        ---------          --------        ----------
One year or less....................................    $   2,479          $  2,491            1.4%
Over one through five years.........................       57,725            59,580           33.6%
Over five through ten years.........................       21,345            21,667           12.2%
Over ten years......................................       87,832            90,391           50.9%
Mortgage- and asset-backed securities...............        3,353             3,407            1.9%
                                                        ---------          --------          -----
      Total.........................................    $ 172,734          $177,536          100.0%
                                                        =========          ========          =====

         AIHL continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If AIHL believes a decline in the value of a particular investment is temporary, it records the decline as an unrealized loss in shareholder's equity. If the decline is believed to be "other than temporary," it is written down to the carrying value of the investment and a realized loss is recorded on AIHL's statement of operations. Management's assessment of a decline in value includes its current judgment as to the financial position and future prospects of the entity that issued the investment security. If that judgment changes in the future, AIHL may ultimately record a realized loss after having originally concluded that the decline in value was temporary.

         The following table summarizes, for all securities in an unrealized loss position at December 31, 2002, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (in thousands):

                                                                      Gross
                                                                   Unrealized
                                                  Fair Value          Loss
                                                  ----------       ----------
Fixed maturities:
0 - 6 months...............................        $     0           $    0
7 - 12 months..............................         23,854              749
Over 12 months.............................              0                0
                                                   -------           ------
   Total...................................        $23,854           $  749
                                                   =======           ======
Equities:
0 - 6 months...............................        $24,465           $1,966
7 - 12 months..............................          6,757              678
Over 12 months.............................              0                0
                                                   -------           ------
   Total...................................        $31,222           $2,644
                                                   =======           ======

Competition

         Except for regulatory considerations, there are virtually no barriers to entry into the insurance industry. Competition may be domestic or foreign, and competitors are not necessarily required to be licensed by various state insurance departments. The number of competitors within the industry is not known. The commercial property and casualty insurance and fidelity and surety insurance industries are highly competitive, competing on the basis of reliability, financial strength and stability, ratings, underwriting consistency, service, business ethics, price, performance, capacity, policy terms and coverage conditions.

         AIHL's property and casualty business competes on a regional basis, whereas AIHL's fidelity and surety business competes on a national basis. Competitors include other primary insurers and new forms of insurance such as alternative self-insurance mechanisms. Many such competitors have considerably greater financial resources and greater experience in the insurance industry, and offer a broader line of insurance products than Capitol Transamerica and Platte River.

         Competition in the property and casualty insurance business has historically been cyclical in nature. Typically, a cycle operates as follows. The ability of primary insurers to conduct business is dependent generally upon their ability to purchase reinsurance. A surplus of reinsurers allows primary insurers to obtain reinsurance more cheaply, thereby enhancing profits. Enhanced profits increase the number of primary insurers, which increases competition for business and consequently reduces premium rates. As premium rates fall, the primary insurance business becomes less profitable and insurers profit only at the expense of their reinsurers. As reinsurance becomes less profitable, the reinsurance market contracts, consequently increasing reinsurance rates. Reduced insurance rates and increased reinsurance rates cause the primary insurance market to contract. Competition decreases in a contracted primary insurance market, allowing insurance rates to increase again, thereby enhancing profits of primary insurers. The enhanced profitability of primary insurers can be shared with reinsurers depending on the terms of the individual reinsurance agreements. A profitable reinsurance market will again lead to a surplus of reinsurers.

         The insurance cycle operates at different stages depending on the class of business involved. The historical pattern of these cycles may change as the developing global nature of the industry evolves.

         Although the fidelity and surety industry has experienced slow premium growth, competition has increased as a result of ten years of profitable underwriting experience. This competition has typically manifested itself through reduced premium rates and greater tolerance for relaxation of underwriting standards. Management believes such competition will continue.

         The Gramm-Leach-Bliley Act of 1999 removed many federal and state law barriers to affiliations between insurers, banks, securities firms and other financial services providers. This legislation and similar initiatives may lead to increased consolidation and competition in the insurance industry.

Regulation

         AIHL is subject to the insurance holding company laws of several states. Certain dividends and distributions by an insurance subsidiary are subject to approval by the insurance regulators of the domiciliary state of such subsidiary. Other significant transactions between an insurance subsidiary and its holding company or other subsidiaries of the holding company may require approval by insurance regulators in the domiciliary state of each of the insurance subsidiaries participating in such transactions.

         AIHL's insurance subsidiaries are subject to regulation in their domiciliary states as well as in the other states in which they do business. Such regulation pertains to matters such as approving policy forms and various premium rates, licensing agents, granting and revoking licenses to transact business, and regulating trade practices. The majority of AIHL's insurance operations are in states requiring prior approval by regulators before proposed rates for property or casualty or fidelity or surety insurance policies may be implemented. Insurance regulatory authorities perform periodic examinations of an insurer's market conduct and other affairs.

         Insurance companies are required to report their financial condition and results in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (the "NAIC"). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments, and require minimum capital and surplus levels. Such statutory capital and surplus requirements include risk-based capital ("RBC") rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company's business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company's RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2002, the total adjusted capital of each of AIHL's insurance subsidiaries exceeded the minimum levels required under RBC rules and had excess capacity to write additional premiums in relation to these requirements.

         The NAIC annually calculates certain statutory financial ratios for most insurance companies in the United States. These calculations are known as the Insurance Regulatory Information System ("IRIS") ratios. There presently are twelve IRIS ratios. The primary purpose of the ratios is to provide an "early warning" of any negative developments. The NAIC reports the ratios to state regulators who may then contact the companies if three or more ratios fall outside the NAIC's "usual ranges." Based upon calculations as of December 31, 2002, none of AIHL's insurance subsidiaries had more than three IRIS ratios outside the usual ranges.

         AIHL's insurance subsidiaries are required under the guaranty fund laws of most states in which they transact business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. AIHL's insurance subsidiaries also are required to participate in various involuntary pools, principally involving workers' compensation and windstorms. In most states, the involuntary pool participation of AIHL's insurance subsidiaries is in proportion to their voluntary writings of related lines of business in such states.

         In addition to the regulatory requirements described above, a number of current and pending legislative and regulatory measures may significantly affect the insurance business in a variety of ways. These measures include, among other things, tort reform, consumer privacy requirements and financial services deregulation initiatives.

Employees

         AIHL and its subsidiaries employed 291 persons as of December 31, 2002.

INDUSTRIAL MINERALS BUSINESS

         On July 31, 1991, a holding company subsidiary of Alleghany acquired all of Manville Corporation's worldwide industrial minerals business, now conducted principally through World Minerals. The former Chairman of the Board of World Minerals, who is still a member of the Board of Directors, currently owns an equity interest, including outstanding options, of about 6.3 percent of World Minerals' immediate parent company.

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

         Celite has its world headquarters in Lompoc, California and owns, directly or through wholly owned subsidiaries, diatomite mines and/or processing plants in Lompoc, California; Quincy, Washington; Fernley, Nevada; Murat, France; Alicante, Spain; Arica, Chile; Arequipa, Peru; Ayacucho, Peru; Tuxpan, Mexico; and Guadalajara, Mexico. In 1995, World Minerals, through various subsidiaries of Celite, acquired controlling interests in two joint ventures which are engaged in the mining and processing of diatomite in Jilin Province, People's Republic of China ("PRC").

         In 2001, Celite sold its 48.6 percent of Kisilidjan, h.f., a joint venture with the Government of Iceland, which mines and processes diatomite from Lake Myvatn in Iceland, to Allied EFA. Following the sale, Celite retained the exclusive right to sell the diatomite products produced from the Icelandic mine as long as such products continue to be produced. Also in 2001, Celite acquired a diatomite business, including a plant and mining properties, in and around Fernley, Nevada from CR Minerals, LLC.

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

         Perlite is a volcanic rock which contains between two percent to five percent natural combined water. When heated rapidly, the natural combined water turns explosively into steam, and the perlite ore "pops" in a manner similar to popcorn, expanding up to twenty times its original volume and creating a soft material with large surface area and correspondingly low density.

         Perlite ore is mined at Harborlite's No Agua, New Mexico mine and is sold primarily to companies that expand it in their own expansion plants and use it in the manufacture of roofing board, formed pipe insulation and acoustical ceiling tile. Perlite ore for filter aid and certain filler applications is mined at Harborlite's Superior, Arizona mine and is expanded at Harborlite's six expansion plants located within the United States. Expanded perlite is also produced at Harborlite's European expansion plants at Hessle, United Kingdom; Wissembourg, France; Barcelona, Spain and Milan, Italy; from perlite ore obtained from Harborlite's perlite mines at Dikili, Turkey and in Central Turkey; and from merchant ore producers in Europe. Most of the expanded perlite is used as a filter aid in the brewing, food, wine, sweetener, pharmaceutical, chemical and lubricant industries, or as a filler and insulating medium in various construction applications.

         In 2000, Harborlite subsidiaries completed the acquisition of small perlite expansion businesses in the United Kingdom and Spain, which have been merged into existing Harborlite businesses in those countries.

         In 2001, Harborlite acquired a small perlite expansion business in Spain, which was merged into Harborlite's existing operations in Spain, and acquired additional perlite ore reserves in Central Turkey. In 2002, Harborlite acquired a perlite mining and expansion business in Chile and a perlite expansion business in Brazil.

         Harborlite has its world headquarters in Lompoc, California and owns, directly or through wholly owned subsidiaries, a perlite mine and mill in No Agua, New Mexico; a perlite loading facility in Antonito, Colorado; a perlite mine and a mill in Superior, Arizona; a perlite deposit in Utah; a perlite mine and mill in Dikili, Turkey; perlite deposits in Central Mexico and Central Turkey; and perlite expansion facilities in Escondido, California; Green River, Wyoming; LaPorte, Texas; Youngsville, North Carolina; Vicksburg, Michigan; Quincy, Florida; Wissembourg, France; Hessle, England; Barcelona, Spain; Milan, Italy; Santiago, Chile; and Paulinia, Brazil.

         World Minerals conducts its business on a worldwide basis, with mining and processing operations in eleven countries. In 2002, approximately 45 percent of World Minerals' revenues (equal to 20 percent of Alleghany's consolidated revenues) were generated by foreign operations, and an additional 12 percent of World Minerals' revenues were generated by export sales from the United States. While World Minerals believes that the international scope of its operations gives it unique competitive advantages, international operations can be subject to additional risks, such as currency fluctuations, changes in foreign legal requirements and political instability. World Minerals closely monitors its methods of operating in each country and adopts strategies responsive to changing economic and political environments.

         World Minerals minimizes its exposure to the risk of foreign currency fluctuation by, among other things, requiring its non-European foreign subsidiaries to invoice their export customers in United States dollars and causing all of its subsidiaries to declare and pay dividends whenever feasible. World Minerals' foreign operations do not subject Alleghany to a material risk from foreign currency fluctuation.

         Celite's largest diatomite plant and mine is located near Lompoc, California. Celite currently obtains all additional diatomite supplies from its mines in the states of Washington and Nevada and in France, Spain, Mexico, Chile and Peru, from its joint ventures in China and from its former joint venture in Iceland. Celite believes that its diatomite reserves in Washington, Nevada, Mexico, Chile, Peru, and China are generally sufficient to last for at least 20 more years at current rates of production. Reserves are less than 20 years for some ore types at Lompoc, France and Spain. Since Celite has substantial reserves at several locations and sufficient plant capacity at all locations, a flexible ore source program is under development to spread sales and achieve a minimum of 20 years of reserves at all locations. If successful, this will also improve customers' supply options.

         Harborlite obtains perlite ore in the United States from its No Agua and Superior mines, and believes that its perlite ore reserves at each of these sites are sufficient to last at least 20 more years at the current rates of production. The perlite used by Harborlite for expansion in Europe is obtained from Harborlite's two mines in Turkey and from third parties in Europe. Ore reserves at both Turkish mines are believed to be sufficient to last at least 20 more years at the current rates of production. Ore reserves at Harborlite's Chilean mine is believed to be sufficient to last at least 20 more years at the current rates of production.

         Celite's silicate products are produced from purchased magnesium and calcium compounds and internally supplied diatomite.

         World Minerals' operating subsidiaries experienced no interruptions in raw materials availability in 2002. Barring unforeseen circumstances, World Minerals anticipates no such interruptions in 2003. Celite and Harborlite believe that they have taken reasonable precautions for the continuous supply of their critical raw materials.

         Many of Celite's and Harborlite's operations use substantial amounts of energy, including electricity, fuel oil, natural gas and propane. In 2001, Celite and Harborlite experienced the effects of unprecedented increases in the costs of electricity (particularly in California) and natural gas, and temporary shutdowns as a result of electricity shortages experienced in California. The electricity shortages did not extend into 2002, but higher electricity prices and the potential for shortages are expected to continue until the energy crisis in California is resolved. Celite and Harborlite have supply contracts for most of their energy requirements. Most of such contracts are for one year or less. Celite and Harborlite have not experienced any energy shortages outside of California and they believe that they have taken reasonable precautions to ensure that their energy needs will be met, barring any unusual or unpredictable developments.

         From the time World Minerals began operations in 1991, none of its customers accounted for 10 percent or more of World Minerals' annual sales.

         World Minerals presently owns, controls or holds licenses either directly or through its subsidiaries to approximately 17 United States and 96 foreign patents and patent applications. Although World Minerals considers all of its patents and licenses to be valuable, World Minerals believes that none of its patents or licenses is by itself material to its business.

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

         World Minerals has research and development, environmental control and quality control laboratories at its Lompoc production facilities and quality control laboratories at each of its other production facilities. In 2002, World Minerals spent approximately $3.0 million on company-sponsored research and technical services (in addition to amounts spent on engineering and exploration) related to the development and improvement of its products and services.

Competition

         World Minerals believes that Celite is the world's largest producer of filter-aid grade diatomite. The remainder of the market is shared by Celite's four major competitors: Eagle-Picher Minerals (United States), Grefco (United States), CECA (France) and Showa (Japan), and a number of smaller competitors.

         World Minerals believes that Harborlite is the world's largest producer of perlite filter aids and is one of the world's largest merchant producers of perlite ore. Harborlite has two large competitors in the expanded perlite market, Grefco and CECA, and many smaller competitors. Harborlite also has two large competitors in the merchant perlite ore market, Grefco and Silver & Baryte (Greece), and numerous smaller competitors.

         The filter aid products of Celite and Harborlite compete with other filter aids, such as cellulose, and other filtration technologies, such as crossflow and centrifugal separation. Celite's silicates compete with a wide variety of other synthetic mineral products.

         In all of World Minerals' businesses, competition is principally on the basis of service, product quality and performance, warranty terms, speed and reliability of delivery, product availability and price.

Regulation

         All of Celite's and Harborlite's domestic operations are subject to a variety of federal, state and local environmental laws and regulations. These laws and regulations establish potential liability for costs incurred in cleaning up waste sites and impose limitations on atmospheric emissions, discharges to domestic waters, and disposal of hazardous materials. Certain state and local jurisdictions have adopted regulations that may be more stringent than corresponding federal regulations. Celite and Harborlite believe that the impact of environmental regulations on their respective operating results has been minimal due to their environmental compliance programs; however, Celite and Harborlite cannot predict the potential future impact of such regulations, given the increasing number and complexity, and changing character, of such regulations.

         Moreover, federal and state laws governing disposal of wastes impact customers who must dispose of used filter-aid materials. World Minerals works with its customers to implement disposal strategies to minimize the impact of these disposal regulations.

         The domestic mining operations of Celite and Harborlite are subject to regulation by the Mine Safety and Health Administration ("MSHA"). This agency establishes health and safety standards relating to noise, respiratory protection and dust for employee work environments in the mining industry. Celite's and Harborlite's domestic production facilities which are not under the jurisdiction of MSHA are subject to regulation by the Occupational Safety and Health Administration ("OSHA"), which establishes regulations regarding, among other things, workplace conditions and exposure to dust and noise. In addition, certain state agencies exercise concurrent jurisdiction in these areas. During 1997, both MSHA and OSHA announced special emphasis programs to reduce the incidence of silicosis in the workplace. Due to Celite's industrial hygiene and monitoring programs, Celite does not expect these special emphasis programs to impact its business in any material way.

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

         Certain products of Celite and Harborlite are subject to the Hazard Communication Standard promulgated by OSHA, which requires Celite and Harborlite to disclose the hazards of those products to employees and customers. Celite's diatomite products and certain of Harborlite's products contain varying amounts of crystalline silica, a mineral which is among the most common found on earth. In 1997, the International Agency for Research on Cancer ("IARC") reclassified the inhalation of crystalline silica from occupational sources from "probably carcinogenic to humans" to a category reflecting "sufficient evidence of human carcinogenicity." Celite and Harborlite provide required warning labels on their products containing in excess of 0.1 percent respirable crystalline silica, advising customers of the IARC designation and providing recommended safety precautions. Such requirements also mandate that industrial customers who purchase diatomite or perlite for use as a filler in their products label such products to disclose hazards which may result from the inclusion of crystalline silica-based fillers, if such products contain in excess of 0.1 percent of crystalline silica by volume, except in the case of non-calcined diatomaceous earth where labeling is only required in cases where the crystalline silica level exceeds 1 percent. Due to labeling concerns, some manufacturers of paint may be considering the use of other fillers in place of Celite's products. In such cases, Celite has actively worked with the customers to switch to alternative products. However, Celite believes that the loss of these customers would not have a material adverse effect on its operating results. Several states have also enacted or adopted "right to know" laws or regulations, which seek to expand the federal Hazard Communication Standard to include providing notice of hazards to the general public, as well as to employees and customers.

         Celite, through the industry-sponsored International Diatomite Producers Association ("IDPA"), has participated in funding several studies to examine in more detail the cancer risk to humans from occupational exposure to crystalline silica. One such study, conducted by the University of Washington on diatomite workers in Lompoc, California (the "Washington Study") found a modest increase in lung cancer deaths in the cohort compared with national rates (indicated by a standardized mortality ratio ("SMR") equal to 1.43). The SMR compares the number of expected cancer deaths in the cohort with 1, which represents the number of cancer deaths in the population at large. The study also found an increase in non-malignant respiratory disease ("NMRD") (SMR equal to 2.59); this finding was expected because the NMRD category included silicosis resulting from exposures in past decades.

         After the publication of the Washington Study, Celite conducted its own review of the portion of the cohort representing the Lompoc plant and found that more workers in this portion of the cohort may have been exposed to asbestos prior to World Minerals' purchase of the Lompoc plant than originally thought. Since exposure to asbestos has been found to cause lung cancer and respiratory disease, this finding has raised concern that the Washington Study may have overstated the adverse health effects of exposure to crystalline silica. IDPA engaged an epidemiologist and an industrial hygienist to examine the cohort to determine whether asbestos exposure was properly accounted for in the Washington Study's results. The final IDPA report (the "Asbestos Study") was issued in December 1994 and found:

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

         In 1996, the Washington Study's authors, in association with researchers from Tulane University, conducted a seven-year follow-up study of the Lompoc cohort. The follow-up study, funded by a grant from the National Institute for Occupational Safety and Health, reported a lower SMR for the cohort (1.29 vs. 1.43), a weakened dose response relationship (which may suggest a less conclusive indication of a causative relationship between occupational exposure and cancer deaths), and a continued absence of excess lung cancer in workers hired after 1960. Data errors later discovered in the follow-up study reduced the final SMR to 1.22 and further weakened the dose response relationship. An additional aspect of the study, which sought to compare results of the cohort study to radiographic readings of the workers, confirmed that the risk of silicosis to workers hired since 1950 and exposed to a cumulative crystalline silica exposure equal to or less than 3 mg/m(3) over the working lifetime of the workers has not been appreciably different than in non-exposed populations.

         The various agreements covering the purchase of the business of Celite in 1991 provide for the indemnification of the holding company subsidiary of Alleghany which acquired Celite by the various selling Manville entities in respect of any environmental and health claims arising from the operations of the business of Celite prior to its acquisition by the holding company subsidiary.

Employees

         As of December 31, 2002, World Minerals had 185 employees worldwide, Celite had about 1,105 employees worldwide, and Harborlite had about 305 employees worldwide. Approximately 307 of Celite's employees and 37 of Harborlite's employees in the United States are covered by collective bargaining agreements. All of the collective bargaining agreements covering workers at Celite and Harborlite are in full force and effect.

WHOLESALE STEEL FASTENER BUSINESS

         Heads & Threads, headquartered in Sayreville, New Jersey, is one of the nation's leading importers and distributors of steel fasteners. The Heads and Threads division (owned by Alleghany since 1974) was reorganized in 1999 as Heads & Threads International LLC. Heads & Threads imports and sells commercial fasteners - nuts, bolts, screws, washers, sockets, and anchors - for resale through distributors and packagers that serve original equipment manufacturers, maintenance and repair operators and construction and retail customers. Heads & Threads has four distribution centers and nine warehouses serving major metropolitan areas with same day or next day delivery. Heads & Threads also has a packaging operation that distributes small packages through its Atlas division.

         In 1998, Heads & Threads acquired Gardenbolt International Corp, substantially increasing its size and presence in East Coast markets and adding a complementary direct from mill/stock for release business to its existing stock business. In April 2000, Heads & Threads acquired the assets of Reynolds Fasteners Inc., effectively doubling the size of Heads & Threads. Reynolds, a wholesale distributor of fasteners headquartered in Edison, New Jersey, conducted a stock business through twelve sales offices and warehouses nationwide. In November 2000, Heads & Threads acquired the assets of the Atlas Screw & Specialty Division of Pawtucket Fasteners Inc. Atlas, headquartered in New Bedford, Massachusetts, was a relatively small wholesale distributor of fasteners, selling product in small package quantities primarily in the eastern United States.

         As a result of these three acquisitions, Heads & Threads underwent a significant restructuring of corporate staff and operations. Centralized functions, including purchasing, accounting, quality control and traffic, were moved from its former headquarters in the Chicago area to Sayreville, New Jersey. Multiple sales offices and warehouses were consolidated into a single facility in each market served. New state of the art distribution centers were opened in the Chicago, Atlanta, and Los Angeles markets. Significant staff cuts were made to eliminate redundancies. Five additional

Heads & Threads operating facilities were closed and staff count was further reduced in 2001 as a result of sales territory consolidation and a strategic realignment of the nationwide distribution network. These operating facilities were located in the St. Louis, Minneapolis, Cincinnati, Miami and Denver metropolitan areas. Charges of $11.1 million were taken in 2001 related to this restructuring, which was completed in 2001. No material restructuring charges were incurred in 2002.

         The business is conducted under the Heads & Threads name. The Gardenbolt and Reynolds names were used during a transition period immediately following the acquisitions, but are no longer being used. The Atlas name continues to be used in the market. While Heads & Threads considers all of its trademarks and licenses to be valuable, Heads & Threads believes that none is by itself material to its business.

         Heads & Threads' operations are divided into three businesses - stock, direct from mill/stock for release, and packaged. Through its stock business, product is purchased by Heads & Threads in anticipation of demand and warehoused in its facilities throughout the United States. Customer purchases tend to be of relatively small quantities for same day or next day delivery. This segment represented approximately 87 percent of Heads & Threads' business in 2002. The direct from mill/stock for release business involves large quantities of standard or specialty product purchased by Heads & Threads specifically for a customer order, which is shipped directly from the manufacturer to the customer (direct from mill) or warehoused in a Heads & Threads facility and shipped to the customer over time, with a definitive end date (stock for release). The direct from mill/stock for release segment represented approximately nine percent of Heads & Threads' business in 2002. The packaged business, which was acquired in the Atlas transaction, comprises small pack quantities sold to distributors and mill supply houses. Sales in the packaged business segment represented approximately four percent of Heads & Threads' business in 2002.

         Heads & Threads experiences a moderate reduction in sales in July and December related to distributor and end user shutdowns, vacations, and holidays. The business is not otherwise seasonal in nature.

         Since Heads & Threads imports the vast majority of its fasteners, it is necessary to forecast inventory requirements from six months to a year in advance to allow time for shipments to reach their destinations in the United States. Heads & Threads is required to maintain a six- to eight-month supply of inventory due to the long lead times and customer requirements for immediate delivery. Because of the large inventories it is required to hold and the price sensitivity of the markets it serves, Heads & Threads' margins can be adversely affected when product replacement costs, and therefore, selling prices, change quickly or dramatically. In 1998, 1999 and 2001, margins were negatively affected by significant replacement cost decreases in product manufactured overseas resulting in lower selling prices. These cost decreases were a result of excess capacity and a strong U.S. dollar. During 2002, replacement costs began to increase; however, due to the long lead times noted above, these cost increases had not significantly impacted average inventory cost as of December 31, 2002.

         Heads & Threads has multiple suppliers for most of the items it distributes, although preferred suppliers are used to facilitate quality control. Heads and Threads' supply chain could be adversely affected by political instability or conflicts involving Heads & Threads' principal supplying countries, particularly China and Taiwan. Heads & Threads did not experience any product supply disruptions in 2002 which had a material, adverse impact on its operations. Barring unforeseen circumstances, Heads & Threads anticipates no such disruptions in 2003.

         Heads & Threads believes that its strength lies in its product coverage, logistics capabilities (procurement, storage and distribution of product), and longtime customer and supplier relationships. Heads & Threads imports and sells commercial fasteners for resale through distributors and packagers that serve original equipment manufacturers, maintenance and repair operators and construction and retail customers. As of December 31, 2002, Heads & Threads' total number of active customer accounts (defined as accounts having purchase activity within the last 90 days) was approximately 2,650. None of Heads & Threads' customers accounted for 10 percent or more of Heads & Threads' annual sales in 2002.

         At December 31, 2002, Heads & Threads had a customer order backlog of $7.9 million, primarily related to its direct from mill/stock for release business. The entire backlog is expected to be filled in 2003.

         Direct competitors include master distributors (distributors that distribute to other distributors), domestic and Canadian manufacturers, direct mill brokers, and repackagers. Indirect competitors include distributors, foreign fastener manufacturers, trading companies, and suppliers of alternative fastening solutions (other metals, plastics, and adhesives). Competition is principally based on product availability and quality, price, delivery and service.

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

         At December 31, 2002, Heads & Threads had 241 employees.

REAL ESTATE BUSINESS

         Headquartered in Sacramento, California, Alleghany Properties owns and manages real estate and real estate-related assets in the Sacramento region of California. Such properties are comprised of improved and unimproved commercial land and residential lots. A major portion of these properties are located in North Natomas, the only large undeveloped area in the City of Sacramento. Development in the area had been delayed by flood plan zoning and wildlife habitat issues; however, the area experienced considerable development activity beginning in 1998, including residential projects, office buildings and retail shopping centers. Participating in the growth from 1998 through the present, Alleghany Properties sold over 300 acres of residential land and several parcels of commercial property. Further development on some of the properties in the North Natomas area may be delayed until a new Environmental Impact Statement is prepared and approved in response to an adverse decision regarding endangered species permits for the area. However, Alleghany Properties believes it has sufficient land inventory not affected by this delay to continue development and sales for several years.

         At December 31, 2002, Alleghany Properties had five employees.

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

         A description of the major plants and properties owned and operated by Celite and Harborlite is set forth below. All of the following properties are owned, with the exception of the following sites, which are leased: Plant # 1 at Quincy, Washington; the plant site at Fernley, Nevada; the headquarters of World Minerals at Santa Barbara; headquarters of Celite and Harborlite at Lompoc, California; the offices at Nanterre, France; Beijing, PRC; Santiago, Chile; and Izmir, Turkey; and the plant at Wissembourg, France.

            Location and                          Approximate                    Product
         Nature of Property                      Square Footage                  or Use
         ------------------                      --------------                  -------
CELITE:
-------

Lompoc, CA                                          997,410                Diatomite filter aids,
Production facility;                                                       fillers,silicates and
18 multi-story production                                                  specialty products
buildings; 5 one-story
warehouse buildings; 6
one-story laboratory
buildings; 4 multi-story
bulk handling buildings; 6
one-story office buildings;
2 one-story lunch and
locker-room buildings; and
10 one-story shops.

Lompoc, CA                                           16,800                Administrative office
1 one-story building; and 3
units within 1 one-story
building.

            Location and                          Approximate                    Product
         Nature of Property                      Square Footage                  or Use
         ------------------                      --------------                  -------
Quincy, WA                                           60,941              Diatomite filter aids and
Production facility;                                                     fillers
Plant #1-1 multi-story
production building and 7
one-story buildings.
Plant #2-1 multi-story
production building and 6
one-story buildings.

Fernley, NV                                          21,200              Diatomite filters
Production facility; 1 five-
story processing building;
1 one-story warehouse and
office building; 1 one-story
warehouse, office and
packaging building; 1 one-
story truck shed; 1 one-
story maintenance shop;
and 1 one-story lab.

Murat, Department of                                 77,000              Diatomite filter aids
Cantal, France
Production facility;
1 one-story manufacturing
building; 2 one-story
warehouses; and 1 one-
story office building.

Nanterre, France                                      6,600              Sales and administrative
1 single floor in a multi-story,                                         offices
rental office building.

Guadalajara, Mexico                                 116,610              Diatomite filter aids and
Production facility;                                                     fillers
2 multi-story production
buildings; 2 multi-story
pollution-control buildings;
and 20 one-story buildings.

       Location and                               Approximate                   Product
    Nature of Property                           Square Footage                  or Use
    ------------------                           --------------                 --------
Mexico City, Mexico                                   2,700              Sales and administrative
1 single floor condominium.                                              offices

Arica, Chile                                         50,000              Diatomite filter aids
Production facility;
1 calcined line; 1
administration building; 1
laboratory; 1 warehouse
building; 1 changing room
building; 1 maintenance
workshop; and 1 product
warehouse.

Santiago, Chile                                       2,500              Offices
1 single floor in a multi-
story, rental office
building.

Alicante, Spain                                      70,777              Diatomite filter aids and fillers
Production facility;
2 multi-story
manufacturing buildings; 3
one-story warehouses; 2
one-story office buildings;
1 two-story laboratory; and
3 miscellaneous buildings.

Changbai County,                                     95,000              Diatomite filter aids
Jilin Province, PRC
Production facility;
1 multi-story processing
facility; 4 one-story
warehouse buildings; 1
multi-story office building;
and 4 one-story
miscellaneous buildings.

       Location and                               Approximate                   Product
     Nature of Property                          Square Footage                 or Use
     ------------------                          --------------                 -------
Linjiang County,                                     74,665              Diatomite filter aids
Jilin Province, PRC
Production facility;
1 multi-story production
facility; 1 two-story office
building; 3 one-story
warehouse buildings; and 3
one-story miscellaneous
buildings.

Linjiang County,                                    142,000              Diatomite filter aids
Jilin Province, PRC
Production facility;
3 multi-story production
facilities; 1 one-story
office building; 2 one-story
warehouse buildings; and 5
one-story miscellaneous
buildings.

Beijing, PRC                                          2,700              Offices
1 single floor in a multi-
story, rental office
building.

HARBORLITE:
----------

Antonito, CO                                          9,780              Warehouse facilities for
1 one-story manufacturing                                                perlite ore
building and warehouse; 1
one-story office building;
and 1 one-story warehouse.

No Agua, NM                                          40,550              Perlite ore
Production facility;
1 six-story mill building; 1
one-story office and shop
building; and 8
miscellaneous one-story
buildings.

Superior, AZ                                          6,900              Perlite ore
Production facility;
1 one-story warehouse
building; and 1 one-story
office building.

Escondido, CA                                         8,450              Perlite filter aids
1 one-story warehouse
building; and 1 one-story
office building.

Green River, WY                                      17,300              Perlite filter aids
1 one-story warehouse
building; and 1 one-story
office building.

Vicksburg, MI                                        25,050              Perlite filter aids
2 one-story warehouse
buildings; and 1 one-story
office building.

Youngsville, NC                                      22,500              Perlite filter aids
1 one-story warehouse
building; 1 one-story
manufacturing building;
and 1 one-story office
building.

Quincy, FL                                           18,450              Perlite filter aids
1 one-story warehouse
building; 1 one-story
manufacturing building;
and 1 one-story office
building.

LaPorte, TX                                          23,000              Perlite filter aids and fillers
1 one-story expansion
warehouse and office
building.

Wissembourg, France                                   5,000              Perlite filter aids and fillers
A portion of 1 multi-story
production and warehouse
building.

Hessle, Humberside,                                  36,700              Perlite filter aids and fillers
United Kingdom
1 one-story manufacturing
building; and 1 two-story
office building.

Dikili, Turkey                                       63,200              Perlite crushing mill
Production facility;
1 four-story manufacturing
building; 1 one-story
warehouse building; 1 one-
story raw material
warehouse; 1 one-story
office building; and 1 one-
story maintenance shop.

Izmir, Turkey                                         1,000              Sales and administrative
1 single floor in a rental                                               offices
office building.

Barcelona, Spain                                     70,300              Perlite filter aids and fillers
Production facility;
1 one-story manufacturing
and warehouse building; 1
one-story raw material
warehouse; and 1 two-
story office building.

El Ejido, Spain                                      21,520              Perlite fillers
1 one-story manufacturing
building; 1 one-story
warehouse; and 1 one-story
office building.

Milan, Italy                                         68,600              Perlite filter aids
Production facility;
1 one-story manufacturing/
warehouse building; 1 one-
story raw material
warehouse; and 1 two-
story office building.

Santiago, Chile                                      26,000              Perlite expansion facility
Production facility;
1 ore crushing station; 1
classification and drying
line; 3 expansion lines; 1
administration building; 2
product warehouse
buildings; 1 laboratory; 1
employee locker facility.

Paulinia, Brazil                                     21,520              Perlite expansion facility
1 expansion line; 1
maintenance workshop; 1
laboratory; 1
administration building; 1
warehouse; 3 ore silos; 1
employee locker facility.

WORLD MINERALS:

Santa Barbara, CA
1 one-story rented building.             13,000              Headquarters office

         Celite's largest mine is located on owned property immediately adjacent to the City of Lompoc, California, and is the site of one of the most unusual marine diatomite deposits in the world. The mine celebrated its 100th anniversary of production in 1993 and has been in continuous operation for more than 60 years. The Lompoc production facility has a rated capacity in excess of 200,000 tons annually and currently supplies more than 25 different grades of diatomite products to the filtration and filler markets. The facility also houses World Minerals' research and development, and health, safety and environmental departments and Celite's quality control laboratories.

         World Minerals, Celite and Harborlite also lease warehouses, office space and other facilities in the United States and abroad. Celite's joint ventures in the PRC have rights to mine diatomaceous earth in sections of Jilin Province, PRC.

         Heads & Threads leases approximately 12,000 square feet of office space in Sayreville, New Jersey for its headquarters. All of its four distribution centers, one packaging operation and nine warehouses are also in leased space, ranging in size from about 20,000 square feet to 165,000 square feet. In addition, Heads & Threads leases seven facilities that it no longer uses in operations. Six are generating rental income from subleases and one is vacant. These leases expire in 2003 (3), 2004 (3), and 2008 (1).

         Capitol Transamerica leases approximately 50,000 square feet of office space in Madison, Wisconsin for its and Platte River's headquarters.

Item 3.       Legal Proceedings.

         Alleghany's subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provision on its books, in accordance with generally accepted accounting principles, for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provision is adequate under generally accepted accounting principles as of December 31, 2002.

Item 4.       Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of 2002.

Supplemental Item.         Executive Officers of Registrant.

         The name, age, current position, date elected and five-year business history of each executive officer of Alleghany are as follows:

                                         Current Position                         Business Experience
     Name                       Age       (date elected)                          During Last 5 Years
     ----                       ---      -----------------                        -------------------
F.M. Kirby                      83       Chairman of the Board (since 1967)       Chairman of the Board, Alleghany.

John J. Burns, Jr.              71       President, chief operating officer       President, chief operating officer
                                         (since 1977) and chief executive         and chief executive officer,
                                         officer (since 1992)                     Alleghany.

Weston M. Hicks                 46       Executive Vice President (since          Executive Vice President,
                                         October 2002)                            Alleghany; Executive Vice
                                                                                  President and CFO, the Chubb
                                                                                  Corporation (from March 2001 to
                                                                                  October 2002); Senior Research
                                                                                  Analyst and Managing Director,
                                                                                  J.P. Morgan Securities (from
                                                                                  February 1999 to March 2001);
                                                                                  Senior Research Analyst, Sanford
                                                                                  C. Bernstein & Co., Inc. (from
                                                                                  March 1991 to February 1999).

David B. Cuming                 70       Senior Vice President and chief          Senior Vice President and chief
                                         financial officer (since 1989)           financial officer, Alleghany.

Robert M. Hart                  58       Senior Vice President, General Counsel   Senior Vice President, General
                                         (since 1994) and Secretary (since 1995)  Counsel and Secretary, Alleghany.

Peter R. Sismondo               47       Vice President, Controller, Assistant    Vice President, Controller,
                                         Secretary, principal accounting          Treasurer, Assistant Secretary and
                                         officer (since 1989) and Treasurer       principal accounting officer,
                                         (since 1995)                             Alleghany.

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters.

         The information required by this Item with respect to the market price of and dividends on Alleghany's common stock and related stockholder matters is incorporated by reference from page 26 of Alleghany's Annual Report to Stockholders for the year 2002, filed as Exhibit 13 hereto.

Equity Compensation Plan Information

         The following table summarizes information, as of December 31, 2002, relating to equity compensation plans of Alleghany pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

                                                                                                (c)
                                                                                              NUMBER OF
                                                                                             SECURITIES
                                                                                              REMAINING
                                            (a)                                             AVAILABLE FOR
                                        NUMBER OF                      (b)                 FUTURE ISSUANCE
                                     SECURITIES TO BE               WEIGHTED-               UNDER EQUITY
                                       ISSUED UPON             AVERAGE EXERCISE             COMPENSATION
                                       EXERCISE OF                 PRICE OF               PLANS (EXCLUDING
                                       OUTSTANDING                OUTSTANDING                SECURITIES
                                    OPTIONS, WARRANTS           PTIONS, WARRANTS            REFLECTED IN
         PLAN CATEGORY                  AND RIGHTS                  AND RIGHTS               COLUMN(a))
-------------------------------     -----------------          -----------------          ----------------
Equity compensation plans
   approved by security
   holders(1)..................         80,869(2)                  $  144.27                 1,138,071

Equity compensation plans not
   approved by security
   holders(3)..................        124,613                     $   85.71                    10,034
                                       -------                     ---------                 ---------
Total..........................        205,482(2)                         --                 1,148,105
                                       =======                     =========                 =========

-------------------

(1) These plans consist of: (i) the Amended and Restated Directors' Stock Option Plan, (ii) the 2000 Directors' Stock Option Plan, (iii) the Directors' Equity Compensation Plan, (iv) the 1993 Long-Term Incentive Plan and (v) the 2002 Long-Term Incentive Plan.

(2) This amount does not include 130,599 performance shares outstanding under the 1993 Plan and 38,990.3 performance shares outstanding under the 2002 Plan. Performance shares do not have an exercise price because their value is dependent upon the achievement of certain performance goals over a period of time. Performance shares are typically paid one-half in cash and one-half in Common Stock.

(3) These plans consist of: (i) the Subsidiary Directors' Stock Option Plan (the "Subsidiary Option Plan"), (ii) the Underwriters Re Group, Inc. 1998 Stock Option Plan (the "URG 1998 Plan") and (iii) the Underwriters Re Group, Inc. 1997 Stock Option Plan (the "URG 1997 Plan"). Under the Subsidiary Option Plan, which was adopted on July 21, 1998, the Compensation Committee of Alleghany's Board of Directors selects non-employee directors of Alleghany's subsidiaries to receive grants of nonqualified stock options. Not more than 25,000 shares of Common Stock (subject to adjustment by reason of any stock split, stock dividend or other similar event) will be issued pursuant to options granted under the Subsidiary Option Plan. As of December 31, 2002, options to purchase 10,614 shares of Alleghany's Common Stock (subject to adjustment by reason of any stock split, stock dividend or other similar event) were outstanding, and 10,034 shares of Alleghany's Common Stock (subject to adjustment by reason of any stock split, stock dividend or other similar event) remained available for future option grants under the Subsidiary Option Plan. Each option has a term of 10 years from the date it is granted. One-third of the total number of shares of Common Stock covered by each option becomes exercisable each year beginning with the first anniversary of the date it is granted; however, an option automatically becomes exercisable in full when the non-employee subsidiary director ceases to be a non-employee subsidiary director for any reason other than death. If an optionholder dies while holding options that have not been fully exercised, his or her executors, administrators, heirs or distributees, as the case may be, may exercise those options which the decedent could have exercised at the time of death within one year after the date of such death. The Subsidiary Option Plan expires on July 31, 2003. Under the URG 1998 Plan, which was adopted on or about October 23, 1998, options were granted to certain employees of Venton Holdings Ltd. ("Venton") in exchange for warrants or options to purchase Venton shares upon the acquisition of Venton in October 1998 by Underwriters Re Group, Inc. ("URG"), a wholly owned subsidiary of Alleghany until May 2000, when it was sold to Swiss Re America Holding Corporation. As of December 31, 2002, options to purchase 12,023 shares of Alleghany's Common Stock (subject to adjustment by reason of any stock split, stock dividend or other similar event) were outstanding, and no shares of Alleghany's Common Stock remained available for future grants, under the URG 1998 Plan. Under the URG 1997 Plan, which was adopted on September 17, 1997, options were granted to certain members of URG management in exchange for options to purchase shares of URG. As of December 31, 2002, options to purchase 101,976 shares of Alleghany's Common Stock (subject to adjustment by reason of any stock split, stock dividend or other similar event) were outstanding, and no shares of Alleghany's Common Stock remained available for future option grants, under the URG 1997 Plan. Under the URG 1998 Plan and the URG 1997 Plan, options expire if they are not exercised prior to the earliest of (i) the tenth anniversary of the date of grant of the original warrant or option to purchase Venton or URG common stock, (ii) three months after termination of the optionee's employment with Venton or URG or a subsidiary for any reason except death or a permanent disability, or
         (iii) one year after termination of the optionee's employment with Venton or URG or a subsidiary by reason of death or permanent disability.

Recent Sales of Unregistered Securities.

       Other than unregistered issuances of Common Stock previously reported in Alleghany's Quarterly Reports on Form 10-Q for the quarters ending June 30, 2002 and September 30, 2002, and such issuances that did not involve a sale consisting of issuances of common stock and other securities pursuant to employee incentive plans, Alleghany did not sell any Common Stock during 2002 that was not registered under the Securities Act.

Item 6.       Selected Financial Data.

         The information required by this Item 6 is incorporated by reference from page 26 of Alleghany's Annual Report to Stockholders for the year 2002, filed as Exhibit 13 hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required by this Item 7 is incorporated by reference from pages 5 through 10, 13 through 15, 17 through 19, 21 through 24 and 28 through 30 of Alleghany's Annual Report to Stockholders for the year 2002, filed as Exhibit 13 hereto.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

         The information required by this Item 7A is incorporated by reference from pages 30 through 31 of Alleghany's Annual Report to Stockholders for the year 2002, filed as Exhibit 13 hereto.

Item 8.       Financial Statements and Supplementary Data.

         The information required by this Item 8 is incorporated by reference from pages 32 through 48 of Alleghany's Annual Report to Stockholders for the year 2002, filed as Exhibit 13 hereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10.      Directors and Executive Officers of Registrant.

         As permitted by General Instruction G(3), information concerning the executive officers of Alleghany is set forth as a supplemental item included in
Part I of this Form 10-K Report under the caption "Executive Officers of Registrant." Information concerning the directors of Alleghany is incorporated by reference from pages 5 through 9 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 25, 2003. Information concerning compliance with the reporting requirements under Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference from pages 10 through 11 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 25, 2003.

Item 11.      Executive Compensation.

         The information required by this Item 11 is incorporated by reference from pages 13 through 20 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 25, 2003. The information set forth beginning with the bottom of page 20 through page 28 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 25, 2003, is not "filed" as a part hereof.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

         The information required by this Item 12 is incorporated by reference from pages 2 through 4, and from pages 9 through 10, of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 25, 2003.

Item 13.      Certain Relationships and Related Transactions.

         The information required by this Item 13 is incorporated by reference from page 8 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 25, 2003.

Item 14.      Controls and Procedures

         An evaluation was performed under the supervision, and with the participation, of Alleghany's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of Alleghany's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the Evaluation Date, Alleghany's disclosure controls and procedures were effective in timely alerting them to the material information relating to Alleghany required to be included in its periodic SEC filings. There have been no significant changes in Alleghany's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)      1.       Financial Statements.

         The consolidated financial statements of Alleghany and its subsidiaries, together with the report thereon of KPMG LLP, independent certified public accountants, are incorporated by reference from the Annual Report to Stockholders for the year 2002 into Item 8 of this Report.

                  2.       Financial Statement Schedules.

         The schedules relating to the consolidated financial statements of Alleghany and its subsidiaries, together with the report thereon of KPMG LLP, independent certified public accountants, are detailed in a separate index herein.

                  3.       Exhibits.

         The following are filed as exhibits to this Report:

Exhibit Number                          Description
--------------                          ------------
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

3.02                                    By-laws of Alleghany Corporation, as
                                        amended September 17, 2002, filed as
                                        Exhibit 3.1 to Alleghany's Quarterly
                                        Report on Form 10-Q for the quarter
                                        ended September 30, 2002, is
                                        incorporated herein by reference.

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

----------------------------------------
*        Compensatory plan or arrangement.

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

*10.03 Alleghany 2002 Long-Term Incentive Plan, adopted and effective April 26, 2002, filed as Exhibit A to Alleghany's Proxy
                                        Statement, filed in connection with its
                                        Annual Meeting of Stockholders held on
                                        April 26, 2002, is incorporated herein
                                        by reference.

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

----------------------------------------

*        Compensatory plan or arrangement.

10.11(a)                                364-Day Revolving Credit Agreement,
                                        dated as of June 14, 2002, by and
                                        between Alleghany, the banks which are
                                        signatories thereto, and U.S Bank
                                        National Association, as agent for the
                                        banks (the "364-Day Revolving Credit
                                        Agreement"), filed as Exhibit 10.1(a) to Alleghany's Quarterly Report on Form
                                        10-Q for the quarter ended June 30,
                                        2002, is incorporated herein by
                                        reference.

10.11(b)                                List of Contents of Exhibits and
                                        Schedules to the 364-Day Revolving
                                        Credit Agreement, filed as Exhibit
                                        10.1(b) to Alleghany's Quarterly Report
                                        on Form 10-Q for the quarter ended June
                                        30, 2002, is incorporated herein by
                                        reference. Alleghany agrees to furnish
                                        supplementally a copy of any omitted
                                        exhibit or schedule to the Securities
                                        and Exchange Commission upon request.

10.11(c)                                Three-Year Revolving Credit Agreement,
                                        dated as of June 14, 2002, by and
                                        between Alleghany Corporation, the banks which are signatories thereto, and U.S
                                        Bank National Association, as agent for
                                        the banks (the "Three-Year Revolving
                                        Credit Agreement"), filed as Exhibit
                                        10.2(a) to Alleghany's Quarterly Report
                                        on Form 10-Q for the quarter ended June
                                        30, 2002, is incorporated herein by
                                        reference.

10.11(d)                                List of Contents of Exhibits and
                                        Schedules to the Three-Year Revolving
                                        Credit Agreement, filed as Exhibit
                                        10.2(b) to Alleghany's Quarterly Report
                                        on Form 10-Q for the quarter ended June
                                        30, 2002, is incorporated herein by
                                        reference. Alleghany agrees to furnish
                                        supplementally a copy of any omitted
                                        exhibit or schedule to the Securities
                                        and Exchange Commission upon request.

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

10.21(c)                                Subordination Agreement dated as of
                                        March 17, 1999, among Alleghany and The
                                        Chase Manhattan Bank, filed as Exhibit
                                        10.3 to Alleghany's Quarterly Report on
                                        Form 10-Q for the quarter ended March
                                        31, 1999, is incorporated herein by
                                        reference.

10.21(d)                                Amendment dated as of September 1, 2001
                                        to the World Minerals Credit Agreement,
                                        filed as Exhibit 10.21(d) to Alleghany's
                                        Annual Report on Form 10-K for the year
                                        ended December 31, 2001, is incorporated herein by reference.

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

10.27(a)                                Asset Purchase Agreement dated as of
                                        April 3, 2000 by and among Heads &
                                        Threads, Acktion Corporation and
                                        Reynolds Fasteners, Inc. (the "Heads &
                                        Threads Asset Purchase Agreement"),
                                        filed as Exhibit 10.1 to Alleghany's
                                        Quarterly Report on Form 10-Q for the
                                        quarter ended March 31, 2000, is
                                        incorporated herein by reference.

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

10.28(a)                                Credit Agreement dated as of April 3,
                                        2000 among Heads & Threads, various
                                        lending institutions, and American
                                        National Bank and Trust Company of
                                        Chicago, as Agent (the "Heads & Threads
                                        Credit Agreement"), filed as Exhibit
                                        10.3 to Alleghany's Quarterly Report on
                                        Form 10-Q for the quarter ended March
                                        31, 2000, is incorporated herein by
                                        reference.

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

10.28(e)                                Third Amendment dated as of March 19,
                                        2001 to Credit Agreement dated as of
                                        April 3, 2000 among Heads & Threads,
                                        various lending institutions, and
                                        American National Bank and Trust Company of Chicago, as Agent, filed as Exhibit
                                        10.1 to Alleghany's Quarterly Report on
                                        Form 10-Q for the quarter ended March
                                        31, 2001, is incorporated herein by
                                        reference.

10.28(f)                                Fourth Amendment to Credit Agreement
                                        dated as of August 14, 2001, and Waiver
                                        by and between Heads & Threads, various
                                        lending institutions, and American
                                        National Bank and Trust Company of
                                        Chicago, as Agent, filed as Exhibit 10.2 to Alleghany's Quarterly Report on Form
                                        10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.

10.28(g)                                Fifth Amendment to Credit Agreement
                                        dated as of November 26, 2001 by and
                                        between Heads & Threads, various lending institutions, and American National Bank and Trust Company of Chicago, as Agent, filed as Exhibit 10.28(g) to Alleghany's
                                        Annual Report on Form 10-K for the year
                                        ended December 31, 2001, is incorporated herein by reference.

10.28(h)                                Sixth Amendment to Credit Agreement
                                        dated as of December 27, 2001 by and
                                        between Heads & Threads, various lending institutions, and American National Bank and Trust Company of Chicago, as Agent, filed as Exhibit 10.28(h) to Alleghany's
                                        Annual Report on Form 10-K for the year
                                        ended December 31, 2001, is incorporated herein by reference.

10.29(a) Agreement and Plan of Merger dated as of July 20, 2001 by and among Capitol
                                        Transamerica, ABC Acquisition Corp. and
                                        Alleghany (the "Capitol Transamerica
                                        Merger Agreement"), filed as Exhibit
                                        10.1(a) to Alleghany's Quarterly Report
                                        on Form 10-Q for the quarter ended June
                                        30, 2001, is incorporated herein by
                                        reference.

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

10.30(a)                                Employment Agreement, dated October 7,
                                        2002, between Alleghany and Weston M.
                                        Hicks, filed as Exhibit 10.1 to
                                        Alleghany's Quarterly Report on Form
                                        10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

10.30(b)                                Restricted Stock Award Agreement, dated
                                        October 7, 2002, between Alleghany and
                                        Weston M. Hicks, filed as Exhibit 10.2
                                        to Alleghany's Quarterly Report on Form
                                        10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

10.30(c)                                Restricted Stock Unit Matching Grant
                                        Agreement, dated October 7, 2002,
                                        between Alleghany and Weston M. Hicks,
                                        filed as Exhibit 10.3 to Alleghany's
                                        Quarterly Report on Form 10-Q for the
                                        quarter ended September 30, 2002, is
                                        incorporated herein by reference.

13                                      Pages 5 through 10, 13 through 15, 17
                                        through 19, 21 through 24, 26 and 28 through
                                        48 of the Annual Report to Stockholders
                                        of Alleghany for the year 2002.

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

                  (b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of 2002.

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

                                                    ALLEGHANY CORPORATION
                                                    ---------------------
                                                    (Registrant)

Date:    March 18, 2003                         By  /s/ John J. Burns, Jr.
                                                    ----------------------------
                                                    John J. Burns, Jr.
                                                    President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    March 18, 2003                         By  /s/ Rex D. Adams
                                                    ----------------------------
                                                    Rex D. Adams
                                                    Director

Date:    March 18, 2003                         By  /s/ John J. Burns, Jr.
                                                    ----------------------------
                                                    John J. Burns, Jr.
                                                    President and Director
                                                    (principal executive
                                                    officer)

Date:                                          By
                                                    ----------------------------
                                                    Dan R. Carmichael
                                                    Director

Date:    March 18, 2003                         By  /s/ David B. Cuming
                                                    ----------------------------
                                                    David B. Cuming
                                                    Senior Vice President
                                                    (principal financial
                                                    officer)

Date:    March 18, 2003                         By  /s/ Thomas S. Johnson
                                                    ----------------------------
                                                    Thomas S. Johnson
                                                    Director

Date:    March 18, 2003                         By  /s/ Allan P. Kirby,Jr.
                                                    ----------------------------
                                                    Allan P. Kirby, Jr.
                                                    Director

Date:    March 18, 2003                         By  /s/ F.M. Kirby
                                                    ----------------------------
                                                    F.M. Kirby
                                                    Chairman of the Board
                                                    and Director

Date:    March 18, 2003                         By  /s/ William K. Lavin
                                                    ----------------------------
                                                    William K. Lavin
                                                    Director

Date:    March 18, 2003                         By  /s/ Roger Noall
                                                    ----------------------------
                                                    Roger Noall
                                                    Director

Date:    March 18, 2003                         By  /s/ Peter R. Sismondo
                                                    ----------------------------
                                                    Peter R. Sismondo
                                                    Vice President, Controller,
                                                    Treasurer and Assistant
                                                    Secretary (principal
                                                    accounting officer)

Date:    March 18, 2003                         By  /s/ James F. Will
                                                    ----------------------------
                                                    James F. Will
                                                    Director

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, John J. Burns, Jr., certify that:

    1. I have reviewed this annual report on Form 10-K of Alleghany Corporation (the "Registrant");

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

    4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

              a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

              a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

              b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

    6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003
                                           /s/  JOHN J. BURNS, JR.
                                           -----------------------
                                           John J. Burns, Jr.
                                           President and chief executive officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, David B. Cuming, certify that:

    1. I have reviewed this annual report on Form 10-K of Alleghany Corporation (the "Registrant");

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

    4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

              a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

              a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

              b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

    6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003
                              /s/  DAVID B. CUMING
                              --------------------
                              David B. Cuming
                              Senior Vice President and chief financial officer

                              ALLEGHANY CORPORATION

                                AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENT SCHEDULES

II                CONDENSED FINANCIAL INFORMATION OF REGISTRANT

III               SUPPLEMENTARY INSURANCE INFORMATION

IV                REINSURANCE

VI                SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted since they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

                                   SCHEDULE II

                              ALLEGHANY CORPORATION
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                                 (in thousands)

                                                                       2002         2001
                                                                    -----------------------
Assets

 Equity securities (cost: 2002 $160,259; 2001 $185,744)             $  352,691   $  447,516
 Debt securities    (cost: 2002 $397,833)                              402,664           --
 Short-term investments                                                165,432      750,859
 Cash                                                                    2,713          726
 Notes receivable                                                          140           --
 Accounts receivable                                                     2,003        2,067
 Property and equipment - at cost, less accumulated depreciation           174          121
 Other assets                                                            4,588        6,682
 Investment in subsidiaries                                            623,708      623,356
                                                                    -----------------------
                                                                    $1,554,113   $1,831,327
                                                                    =======================

Liabilities and common stockholders' equity

 Current taxes payable                                              $   25,064   $  285,027
 Other liabilities                                                      43,547       36,604
 Net deferred tax liability                                             74,962       87,916
 Long-term debt                                                         31,198       31,198
                                                                    -----------------------
     Total liabilities                                                 174,771      440,745

Commitments and contingent liabilities

Common stockholders' equity                                          1,379,342    1,390,582
                                                                    -----------------------
                                                                    $1,554,113   $1,831,327
                                                                    =======================

See accompanying Notes to Condensed Financial Statements.

                                   SCHEDULE II

                              ALLEGHANY CORPORATION
                        CONDENSED STATEMENTS OF EARNINGS
                       THREE YEARS ENDED DECEMBER 31, 2002
                                 (in thousands)

                                                            2002          2001           2000
                                                         ----------------------------------------
Revenues:
  Interest, dividend and other income                    $   21,490    $    38,044    $    32,077
  Net gain on sale of subsidiary                                 --        775,906        136,734
  Net gain on investment transactions                        48,132            806         10,045
                                                         ----------------------------------------
    Total revenues                                           69,622        814,756        178,856
                                                         ----------------------------------------

Costs and Expenses:
  Interest expense                                            2,556          2,664          3,002
  General and administrative                                 25,593         47,105         23,220
                                                         ----------------------------------------
    Total costs and expenses                                 28,149         49,769         26,222
                                                         ----------------------------------------

    Operating profit                                         41,473        764,987        152,634

Equity in earnings (loss) of consolidated subsidiaries       15,931       (230,608)        11,054
                                                         ----------------------------------------

   Earnings before income taxes                              57,404        534,379        163,688

Income taxes                                                  2,591        103,816         16,636
                                                         ----------------------------------------

    Earnings from continuing operations                      54,813        430,563        147,052

    Losses from discontinued operations, net of tax              --       (206,333)       (78,195)
                                                         ----------------------------------------

    Net earnings                                         $   54,813    $   224,230        $68,857
                                                         ========================================

See accompanying Notes to Condensed Financial Statements.

                                   SCHEDULE II

                              ALLEGHANY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                       THREE YEARS ENDED DECEMBER 31, 2002
                                 (in thousands)

                                                                                     2002           2001             2000
                                                                                  ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings from continuing operations                                           $  54,813      $  430,563        $ 147,052
Adjustments to reconcile net earnings to cash provided by (used in) operations:
Depreciation and amortization                                                            47              40               44
Net gain on investment transactions and sales of subsidiaries                       (48,132)       (475,613)        (146,780)
Tax benefit on stock options exercised                                                1,188             816            3,127
Decrease in accounts receivable                                                          64           3,582              133
(Increase) decrease in notes receivable                                                (140)             --               --
Decrease (increase) in other assets                                                   2,094           2,177             (288)
(Decrease) Increase in other liabilities and taxes payable                         (253,020)        274,732          (32,784)
Equity in undistributed net earnings of consolidated subsidiaries                     8,289          36,492           (5,357)
                                                                                  ------------------------------------------
Net adjustments                                                                    (289,610)       (157,774)        (181,905)
                                                                                  ------------------------------------------
Cash (used in) provided by operations                                              (234,797)        272,789          (34,853)
                                                                                  ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments                                                            (712,771)        (15,099)         (45,587)
Sales of investments                                                                375,396          46,823           43,903
Capital contributions to consolidated subsidiaries                                  (17,776)       (110,218)         (20,587)
Distributions from consolidated subsidiaries                                        248,220          54,964            5,970
Purchases of property and equipment                                                    (100)            (44)             (20)
Net change in short-term investments                                                585,427        (413,756)        (216,590)
Proceeds from the sale of subsidiaries,net of cash disposed                              --         531,477          385,744
Acquisition of subsidiaries, net of cash acquired                                  (221,056)             --               --
                                                                                  ------------------------------------------
Net cash used investing activities                                                  257,340          94,147          152,833
                                                                                  ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Treasury stock acquisitions                                                         (28,731)        (12,576)         (86,245)
Net cash provided to discontinued operations                                             --        (344,915)         (33,744)
Other, net                                                                            8,175         (10,141)           3,541
                                                                                  ------------------------------------------
Net cash used in financing activities                                               (20,556)       (367,632)        (116,448)
                                                                                  ------------------------------------------
Net increase (decrease) in cash                                                       1,987            (696)           1,532
Cash at beginning of period                                                             726           1,422             (110)
                                                                                  ------------------------------------------
Cash at end of period                                                             $   2,713      $      726        $   1,422
                                                                                  ==========================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                                                          $   1,912      $    1,912        $   2,072
Income taxes                                                                      $  45,504      $      250        $  59,073

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

2. Long-Term Debt. Reference is made to Note 8 of the Notes to Consolidated Financial Statements incorporated herein by reference for information regarding the significant provisions of the revolving credit loan agreement of Alleghany. Included in long-term debt in the accompanying condensed balance sheets are $19,123 and $12,075 in 2002 and 2001 of inter-company notes payable to Alleghany Funding and World Minerals, respectively.

3. Income Taxes. Reference is made to Note 9 of the Notes to Consolidated Financial Statements incorporated herein by reference.

4. Commitments and Contingencies. Reference is made to Note 15 of the Notes to Consolidated Financial Statements incorporated herein by reference.

5. Stockholders' Equity. Reference is made to Note 10 of the Notes to Consolidated Financial Statements incorporated herein by reference with respect to stockholders' equity and surplus available for dividend payments to Alleghany from its subsidiaries.

                                  SCHEDULE III

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                                 (in thousands)

                               AT DECEMBER 31, 2002
                   --------------------------------------------------
                                     FUTURE
                                     POLICY                   OTHER
                                    BENEFITS,                POLICY
                    DEFERRED         LOSSES,                 CLAIMS
                     POLICY          CLAIMS                    AND
                   ACQUISITION      AND LOSS     UNEARNED    BENEFITS
   SEGMENT            COST          EXPENSES     PREMIUMS    PAYABLE
---------------------------------------------------------------------
  Property
And Casualty
 Insurance          $ 17,550        $244,144     $ 49,916         --

  Fidelity
 And Surety
  Insurance            4,997          14,327       14,199         --

   AIHL,
   Other                  --              --           --         --
                    --------        --------     --------    --------
  Total             $ 22,547        $258,471     $ 64,115         --
                    ========        ========     ========    ========

                                                  FOR THE YEAR ENDED DECEMBER 31, 2002
                 ---------------------------------------------------------------------------------------------------
                                              BENEFITS,
                                               CLAIMS,     AMORTIZATION
                                               LOSSES       OF DEFERRED                   COMMISSIONS
                                  NET           AND           POLICY          OTHER           AND
                  PREMIUM      INVESTMENT    SETTLEMENT     ACQUISITION     OPERATING       BROKERAGE       PREMIUMS
   SEGMENT        REVENUE        INCOME       EXPENSES         COSTS        EXPENSES        EXPENSES        WRITTEN
---------------------------------------------------------------------------------------------------------------------
  Property
And Casualty
  Insurance      $100,861       $  8,644      $ 85,100       $  2,798       $  4,845        $ 11,292       $100,063

 Fidelity
And Surety
 Insurance         24,788          2,360        15,408          3,431         17,633          17,808         31,461

  AIHL,
  Other                --         (8,562)           --             --         (3,872)             --             --
                 --------------------------------------------------------------------------------------------------
  Total          $125,649       $  2,442      $100,508       $  6,229       $ 18,606        $ 29,100       $131,524
                 ==================================================================================================

                                   SCHEDULE IV

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                                   REINSURANCE
                          YEAR ENDED DECEMBER 31, 2002
                                 (in thousands)

                                                                   PERCENTAGE
                              CEDED TO     ASSUMED                 OF AMOUNT
                  GROSS        OTHER      FROM OTHER     NET         ASSUMED
  SEGMENT         AMOUNT      COMPANIES    COMPANIES    AMOUNT       TO NET
  -------        ----------------------------------------------    ----------
  Property
and casualty
 reinsurance
  premiums       $114,788     $ 14,023     $     96     $100,861     0.095%

  Fidelity
 and Surety
 reinsurance
  premiums         25,552        2,693        1,929       24,788     7.782%
                 -----------------------------------------------
    Total        $140,340     $ 16,716     $  2,025     $125,649     1.612%
                 ===============================================     =====

                                   SCHEDULE VI

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
            SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS
                                 (in thousands)



                              AT DECEMBER 31, 2002
               -------------------------------------------------
                                           DISCOUNT,
                                            IF ANY,
                              RESERVES     DEDUCTED
                                FOR       IN RESERVES
                               UNPAID     FOR UNPAID
                DEFERRED       CLAIMS       CLAIMS
                 POLICY      AND CLAIM     AND CLAIM
               ACQUISITION   ADJUSTMENT   ADJUSTMENT    UNEARNED
 SEGMENT          COST        EXPENSES     EXPENSES     PREMIUMS
 -------       -----------   ----------   -----------   --------
  Property
and Casualty      $17,550      $244,144            --    $49,916

  Fidelity
 and Surety
 Insurance           4,997       14,327            --     14,199

   AIHL,
   Other                --           --            --         --
                   -------     --------         -----    -------
 Total             $22,547     $258,471            --    $64,115
                   =======     ========         =====    =======

                                         FOR THE YEAR ENDED DECEMBER 31, 2002
                  ----------------------------------------------------------------------------------
                                               CLAIMS
                                             AND CLAIM
                                             ADJUSTMENT
                                              EXPENSES
                                              INCURRED
                                             RELATED TO       AMORTIZATION
                                          ----------------    OF DEFERRED    PAID CLAIMS
                                NET         (1)       (2)        POLICY       AND CLAIM
                   EARNED    INVESTMENT   CURRENT    PRIOR     ACQUISITION    ADJUSTMENT    PREMIUMS
 SEGMENT          PREMIUMS     INCOME       YEAR      YEAR        COSTS        EXPENSES      WRITTEN
 -------          --------   ----------   -------    -----    ------------   -----------    --------
  Property
and Casualty      $100,861     $ 8,644    $67,013   $ 9,347        $2,798       $55,832      $100,063

  Fidelity
 and Surety
 Insurance          24,788       2,360     15,626     8,522         3,431        18,147        31,461

   AIHL,
   Other                --      (8,562)        --        --            --            --            --
                  --------     -------    -------   -------        ------       -------      --------
 Total            $125,649     $ 2,442    $82,639   $17,869        $6,229       $73,979      $131,524
                  ========     =======    =======   =======        ======       =======      ========

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Alleghany Corporation:

Under date of February 25, 2003, we reported on the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of earnings, changes in common stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002 as contained in the 2002 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statements schedules as listed in the accompanying index. These financial statements schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements schedules based on our audits.

In our opinion, such financial statements schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                             KPMG LLP

New York, New York
February 25, 2003

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

3.02                          By-laws of Alleghany Corporation, as amended
                              September 17, 2002, filed as Exhibit 3.1 to
                              Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

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

*10.03 Alleghany 2002 Long-Term Incentive Plan, adopted and effective April 26, 2002, filed as Exhibit A to Alleghany's Proxy Statement, filed in connection with its Annual Meeting of Stockholders held on April 26, 2002, is incorporated herein by reference..

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


--------
*    Compensatory plan or arrangement.

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

10.11(a)                      364-Day Revolving Credit Agreement, dated as of
                              June 14, 2002, by and between Alleghany, the banks which are signatories thereto, and U.S Bank
                              National Association, as agent for the banks (the
                              "364-Day Revolving Credit Agreement"), filed as
                              Exhibit 10.1(a) to Alleghany's Quarterly Report on
                              Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.11(b) List of Contents of Exhibits and Schedules to the 364-Day Revolving Credit Agreement, filed as
                              Exhibit 10.1(b) to Alleghany's Quarterly Report on
                              Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                              Commission upon request.

10.11(c)                      Three-Year Revolving Credit Agreement, dated as of
                              June 14, 2002, by and between Alleghany
                              Corporation, the banks which are signatories thereto, and U.S Bank National Association, as agent for the banks (the "Three-Year Revolving
                              Credit Agreement"), filed as Exhibit 10.2(a) to
                              Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

10.11(d) List of Contents of Exhibits and Schedules to the Three-Year Revolving Credit Agreement, filed as
                              Exhibit 10.2(b) to Alleghany's Quarterly Report on
                              Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                              Commission upon request.


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

10.21(c)                      Subordination Agreement dated as of March 17,
                              1999, among Alleghany and The Chase Manhattan
                              Bank, filed as Exhibit 10.3 to Alleghany's
                              Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.21(d) Amendment dated as of September 1, 2001 to the World Minerals Credit Agreement, filed as Exhibit
                              10.21(d) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

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

10.27(a) Asset Purchase Agreement dated as of April 3, 2000 by and among Heads & Threads, Acktion Corporation and Reynolds Fasteners, Inc. (the "Heads & Threads
                              Asset Purchase Agreement"), filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference.

10.27(b)                      List of Contents of Schedules to the Heads &
                              Threads Asset Purchase Agreement, filed as Exhibit
                              10.2 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference.

10.28(a)                      Credit Agreement dated as of April 3, 2000 among
                              Heads & Threads, various lending institutions, and American National Bank and Trust Company of
                              Chicago, as Agent (the "Heads & Threads Credit
                              Agreement"), filed as Exhibit 10.3 to Alleghany's
                              Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference.

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

10.28(e)                      Third Amendment dated as of March 19, 2001 to
                              Credit Agreement dated as of April 3, 2000 among
                              Heads & Threads, various lending institutions, and American National Bank and Trust Company of
                              Chicago, as Agent, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, is incorporated herein by reference.

10.28(f)                      Fourth Amendment to Credit Agreement dated as of
                              August 14, 2001, and Waiver by and between Heads &
                              Threads, various lending institutions, and
                              American National Bank and Trust Company of
                              Chicago, as Agent, filed as Exhibit 10.2 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.

10.28(g)                      Fifth Amendment to Credit Agreement dated as of
                              November 26, 2001 by and between Heads & Threads, various lending institutions, and American
                              National Bank and Trust Company of Chicago, as
                              Agent, filed as Exhibit 10.28(g) to Alleghany's
                              Annual Report on Form 10-K for the year ended
                              December 31, 2001, is incorporated herein by reference.

10.28(h)                      Sixth Amendment to Credit Agreement dated as of
                              December 27, 2001 by and between Heads & Threads, various lending institutions, and American
                              National Bank and Trust Company of Chicago, as
                              Agent, filed as Exhibit 10.28(h) to Alleghany's
                              Annual Report on Form 10-K for the year ended
                              December 31, 2001, is incorporated herein by reference.

10.29(a)                      Agreement and Plan of Merger dated as of July 20,
                              2001 by and among Capitol Transamerica, ABC
                              Acquisition Corp. and Alleghany (the "Capitol
                              Transamerica Merger Agreement"), filed as Exhibit
                              10.1(a) to Alleghany's Quarterly Report on Form
                              10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

10.29(b) List of Contents of Exhibits and Schedules to the Capitol Transamerica Merger Agreement, filed as
                              Exhibit 10.1(b) to Alleghany's Quarterly Report on
                              Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

10.30(a) Employment Agreement, dated October 7, 2002, between Alleghany and Weston M. Hicks, filed as
                              Exhibit 10.1 to Alleghany's Quarterly Report on
                              Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

10.30(b)                      Restricted Stock Award Agreement, dated October 7,
                              2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.2 to Alleghany's Quarterly Report on
                              Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

10.30(c) Restricted Stock Unit Matching Grant Agreement, dated October 7, 2002, between Alleghany and
                              Weston M. Hicks, filed as Exhibit 10.3 to
                              Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

13                            Pages 5 through 10, 13 through 15, 17 through 19,
                              21 through 24 and 26 through 48 of the Annual
                              Report to Stockholders of Alleghany for the year
                              2002.

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