Form 10-Q
period 2003-03-31
ALLEGHANY CORP /DE
filed 2003-05-15
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR QUARTER ENDED MARCH 31, 2003
                          COMMISSION FILE NUMBER 1-9371

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

                      7,423,254 SHARES AS OF MARCH 31, 2003

                          ITEM 1. FINANCIAL STATEMENTS

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2003 AND 2002
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)

                                                                             2003                   2002
                                                                          -----------            -----------
REVENUES
         Net fastener sales                                               $    27,953            $    27,932
         Interest, dividend and other income                                   11,980                  8,987
         Net insurance premiums earned                                         33,415                 29,023
         Net mineral and filtration sales                                      62,048                 57,463
         Net gain on investment transactions                                    3,264                 34,593
                                                                          -----------            -----------
                 Total revenues                                               138,660                157,998
                                                                          -----------            -----------

COSTS AND EXPENSES
         Commissions and brokerage expenses                                     7,055                  5,493
         Salaries, administrative and other operating expenses                 23,913                 21,586
         Loss and loss adjustment expenses                                     19,853                 18,887
         Cost of goods sold-fasteners                                          20,759                 21,085
         Cost of mineral and filtration sales                                  47,920                 44,259
         Interest expense                                                       1,278                  1,673
         Corporate administration                                               6,300                  5,763
                                                                          -----------            -----------
                 Total costs and expenses                                     127,078                118,746
                                                                          -----------            -----------

                 Earnings before income taxes                                  11,582                 39,252

Income taxes                                                                    3,858                 13,443
                                                                          -----------            -----------

                 Net earnings                                             $     7,724            $    25,809
                                                                          ===========            ===========


Basic earnings per share of common stock **                               $      1.04            $      3.44
                                                                          ===========            ===========

Diluted earnings per share of common stock **                             $      1.03            $      3.42
                                                                          ===========            ===========

Dividends per share of common stock                                                 *                      *
                                                                          ===========            ===========

Average number of outstanding shares of common stock **                     7,413,145              7,497,240
                                                                          ===========            ===========


* In March 2003, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**  Adjusted to reflect the common stock dividend declared in March 2003.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
           (dollars in thousands, except share and per share amounts)

                                                                                                   (Unaudited)
                                                                                                    March 31,           December 31,
                                                                                                      2003                  2002
                                                                                                  -----------            -----------
ASSETS                                                          3/31/2003       12/31/2002
      Available for sale securities:                            ---------       ----------
              Equity securities                   (cost          $465,267        $239,669)        $   637,391            $   486,353
              Debt securities                     (cost          $369,033        $570,973)            430,008                580,606
      Short-term investments                                                                          252,012                237,698
                                                                                                  -----------            -----------
                                                                                                    1,319,411              1,304,657
      Cash                                                                                             26,647                 27,423
      Notes receivable                                                                                 92,305                 92,358
      Accounts receivable                                                                              94,914                 85,710
      Reinsurance receivable                                                                          145,237                147,479
      Deferred acquisition costs                                                                       22,250                 22,547
      Property and equipment - at cost, less accumulated depreciation and amortization                171,887                173,539
      Inventory                                                                                        84,067                 81,978
      Goodwill and other intangibles, net of amortization                                             105,997                112,858
      Other assets                                                                                     83,535                 85,833
                                                                                                  -----------            -----------

                                                                                                  $ 2,146,250            $ 2,134,382
                                                                                                  ===========            ===========


LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
      Current taxes payable                                                                       $    26,052            $    28,372
      Losses and loss adjustment expenses                                                             259,166                258,471
      Other liabilities                                                                               147,329                147,411
      Unearned premiums                                                                                63,569                 64,115
      Subsidiaries' debt                                                                              168,786                152,507
      Net deferred tax liability                                                                      101,709                104,164
                                                                                                  -----------            -----------
                     Total liabilities                                                                766,611                755,040

      Common stockholders' equity                                                                   1,379,639              1,379,342
                                                                                                  -----------            -----------

                                                                                                  $ 2,146,250            $ 2,134,382
                                                                                                  ===========            ===========


Shares of common stock outstanding                                                                  7,423,254            7,409,282 *
                                                                                                  ===========            ===========


Common stockholders' equity per share                                                             $    185.85              $186.16 *
                                                                                                  ===========            ===========

*   Adjusted to reflect the common stock dividend declared in March 2003.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2003 AND 2002
                             (dollars in thousands)
                                   (unaudited)

                                                                                                     2003                 2002
                                                                                                  ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                                               $    7,724           $   25,808
         Adjustments to reconcile net earnings to cash provided by (used in) operations:
                 Depreciation and amortization                                                         4,923                4,629
                 Net gain on investment transactions                                                  (3,264)             (34,593)
                 Tax benefit on stock options exercised                                                   48                1,091
                 Other charges, net                                                                    2,826               17,885
                 Increase in account receivable                                                       (9,204)              (5,613)
                 Decrease (increase) in deferred acquisition costs                                       297               (1,799)
                 Decrease (increase) in other assets including goodwill                                7,070               (9,533)
                 Decrease in other liabilities and income taxes payable                               (2,402)             (43,185)
                 (Decrease) increase in unearned premium reserve                                        (546)               2,933
                 Increase in losses and loss adjustment expenses                                         695                6,173
                 Decrease (increase) in reinsurance receivable                                         2,242               (1,009)
                                                                                                  ----------           ----------
                         Net adjustments                                                               2,685              (63,021)
                                                                                                  ----------           ----------
                         Cash provided by (used in) operations                                        10,409              (37,213)
                                                                                                  ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of investments                                                                    (210,367)              (4,563)
         Sales of investments                                                                        192,549               70,401
         Purchases of property and equipment                                                          (3,047)              (2,598)
         Net change in short-term investments                                                        (14,314)             185,741
         Other, net                                                                                    5,683               10,055
         Acquisition of insurance companies, net of cash acquired                                          0             (221,056)
                                                                                                  ----------           ----------
                         Net cash (used in) provided by investing activities                         (29,496)              37,980
                                                                                                  ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Principal payments on debt                                                                  (33,026)             (42,429)
         Proceeds of debt                                                                             49,305               40,294
         Treasury stock acquisitions                                                                       0                  (79)
         Other, net                                                                                    2,032                4,648
                                                                                                  ----------           ----------
                         Net cash provided by financing activities                                    18,311                2,434
                                                                                                  ----------           ----------
                         Net (decrease) increase in cash                                                (776)               3,201
Cash at beginning of period                                                                           27,423               15,717
                                                                                                  ----------           ----------
Cash at end of period                                                                             $   26,647           $   18,918
                                                                                                  ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for:
                 Interest                                                                         $      774           $      892
                 Income taxes                                                                     $    2,511           $      401

                 Notes to the Consolidated Financial Statements

         This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K") of Alleghany Corporation (the "Company").

           The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

Change in Accounting

         In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS 148"). SFAS 148 amended FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for enterprises that elect to change to the SFAS 123 fair value method of accounting for stock-based employee compensation and to amend the disclosure requirements of SFAS 123. The Company maintains fixed option plans and a performance-based stock plan.

         Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123 prospectively for all employee awards granted, modified or settled under any of it stock-based compensation plans after January 1, 2003. Prior to 2003, the Company accounted for its fixed option plans and performance based plan under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

         During the first quarter of 2003 and 2002, respectively, no stock options were granted under the Company's fixed option plans and therefore no expense was recognized. With respect to its performance based plan, the Company recognized after-tax compensation expense of $583,000 in the 2003 first quarter (calculated pursuant to the prospective method under SFAS 123) and $511,000 in the 2002 first quarter (calculated pursuant to APB 25).

         Had the Company applied SFAS 123 to all option awards outstanding under its fixed option plans during the 2003 and 2002 first quarters, the Company would have recognized after-tax expense of $52,000 in the 2003 first quarter and $77,000 in the 2002 first quarter. Had the Company applied SFAS 123 to all awards outstanding under its performance based plan during the same periods, the Company would have recognized additional after-tax expense of $873,000 in the 2003 first quarter and $385,000 in the 2002 first quarter.

           The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards under all of the Company plans in each period.

                                               For the three months ended

                                          March 31, 2003       March 31, 2002
                                        (in thousands, except per share amounts)

Net earnings, as reported                      $7,724             $25,808
   Add: stock-based employee
   compensation expense included in
   reported net earnings, net of
   related tax
                                                  583                 511
   Less: stock-based compensation
   expense determined under fair value
   method for all stock options, net
   of related tax
                                                 (925)               (462)
                                               ------             -------

Pro forma net earnings                         $7,382             $25,857
                                               ======             =======

Earnings per share

   Basic - as reported                          $1.04               $3.44
   Basic - pro forma                            $1.00               $3.45

   Diluted - as reported                        $1.03               $3.42
   Diluted - pro forma                          $0.99               $3.42

Comprehensive Income

         The Company's total comprehensive (loss) income for the three months ended March 31, 2003 and 2002 was $(1.9) million and $20.0 million, respectively. Comprehensive (loss) income includes the Company's net earnings adjusted for changes in unrealized depreciation of investments, which was $9.8 million and $5.6 million, and cumulative translation adjustments, which were $0.2 million and $(0.2) million, for the three months ended March 31, 2003 and 2002, respectively.

Segment Information

         Information concerning the Company's continuing operations by industry segment is summarized below:

                                      For the three months ended
                                     ----------------------------
                                    March 31,             March 31,
      (dollars in millions)           2003                  2002
                                     ------                ------
     REVENUES
     Property and casualty
       Insurance                      $38.7                 $30.7
     Mining and filtration             62.1                  56.9
     Industrial fasteners              28.0                  27.9
     Corporate activities               9.9                  42.5
                                     ------                ------
        Total                        $138.7                $158.0
                                     ======                ======

     EARNINGS BEFORE INCOME
     TAXES
     Property and casualty
       Insurance                      $4.9                 $1.2
     Mining and filtration             4.9                  2.9
     Industrial fasteners              0.1                  0.5
     Corporate activities              1.7                 34.6
                                      ----                -----
        Total                         11.6                 39.2

     Income taxes                      3.9                 13.4
                                      ----                -----

     Net earnings                     $7.7                $25.8
                                      ====                =====

                                   March 31,           December 31,
     (dollars in millions)           2003                  2002
                                   --------              --------
     IDENTIFIABLE ASSETS
     Property and casualty
       Insurance                     $975.0                $666.8
     Mining and filtration            310.1                 320.9
     Industrial fasteners              84.6                  78.7
     Corporate activities             776.6               1,068.0
                                   --------              --------
     Total                         $2,146.3              $2,134.4
                                   ========              ========

Contingencies

         The Company's subsidiaries are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following discussion and analysis presents a review of the Company and its subsidiaries for the three months ended March 31, 2003 and 2002, respectively. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Company's 2002 Form 10-K.

         The Company reported net earnings in the first quarter of 2003 of $7.7 million on revenues of $138.7 million, compared with net earnings of $25.8 million on revenues of $158.0 million in the first quarter of 2002. Net gains on investment transactions after taxes in the first quarter of 2003 totalled $2.1 million, compared with $22.5 million in the corresponding 2002 period. Operating income before the effect of investment transactions (representing net earnings less the net gain or loss on investment transactions taxed at the federal tax rate) in the first quarter of 2003 was $5.6 million, compared with $3.3 million in the corresponding 2002 period.

                  Alleghany Insurance Holdings, a holding company for the Company's insurance operations, consisting principally of Capitol Transamerica Corporation, recorded pre-tax earnings of $4.9 million on revenues of $38.7 million in the first quarter of 2003, compared with pre-tax earnings of $1.2 million on revenues of $30.7 million in the 2002 first quarter. Alleghany Insurance Holdings recorded pre-tax investment income of $4.4 million and realized pre-tax investment gains of $0.9 million in the 2003 first quarter, compared with pre-tax investment income of $3.3 million and realized pre-tax investment losses of $1.6 million in the corresponding 2002 period. Alleghany Insurance Holdings' 2003 pre-tax investment income reflects a larger invested asset base, principally due to a capital contribution by the Company. Alleghany Insurance Holdings had a combined ratio (the percentage of each premium dollar an insurance company has to spend on claims and expenses) on a GAAP basis of 98.9% during the 2003 first quarter, compared with 100.4% in the 2002 first quarter.

         World Minerals recorded revenues of $62.1 million in the 2003 first quarter, compared with $56.9 million in the 2002 first quarter, primarily reflecting the favorable impact of the strengthening of the Euro against the dollar (had foreign exchange rates been constant with those of the 2002 first quarter, World Minerals' revenues would have increased approximately 4% instead of 9%) and a modest increase in tonnage volume shipped, despite continued sluggish demand. Pre-tax earnings in the first quarter of 2003 were $4.9 million, compared with $2.9 million in the 2002 first quarter, reflecting improved revenues, cost controls and net reductions of approximately $0.4 million in energy costs (particularly natural gas) at U.S. and Latin American plants.

         Heads & Threads recorded pre-tax earnings of $0.1 million on revenues of $28.0 million in the 2003 first quarter, compared with pre-tax earnings of $0.5 million on revenues of $27.9 million in the 2002 first quarter. The 2003 results primarily reflect reduced demand in the U.S. economy, competitive pricing pressures and increases in the cost of steel from China.

        As of March 31, 2003, the Company beneficially owned approximately 16.0 million shares, or 4.3 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation, which had an aggregate market value on that date of approximately $398.4 million, or $24.90 per share, compared with a market value on December 31, 2002 of $416.2 million, or $26.01 per share. The aggregate cost of such shares is approximately $181.8 million, or $11.36 per share.

         The Company has previously announced that it may purchase shares of its common stock in open market transactions from time to time. In the first quarter of 2003, the Company did not purchase any shares of its common stock. As of March 31, 2003, the Company had 7,423,254 shares of common stock outstanding (which includes the stock dividend declared in March 2003).

         The Company's common stockholders' equity per share at March 31, 2003 was $185.85, a slight decrease from common stockholders' equity per share of $186.16 as of December 31, 2002 (both as adjusted for the stock dividend declared in March 2003).

         The Company's results in the first three months of 2003 are not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.

         Information regarding the Company's accounting policies is included in the Company's 2002 Form 10-K and the Notes to the Consolidated Financial Statements included in this report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, foreign currency exchange rates and commodity prices. The primary market risk related to the Company's non-trading financial instruments is the risk of loss associated with adverse changes in interest rates. The investment portfolios of the Company and its insurance subsidiaries may contain, from time-to-time, debt securities with fixed maturities that expose them to risk related to adverse changes in interest rates.

         The table below presents a sensitivity analysis of the Company's debt securities and subsidiary debt that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential changes in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected period of time. In this sensitivity analysis model, the Company uses fair values to measure its potential change, and a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating a hypothetical March 31, 2003 ending price based on yields adjusted to reflect a +/ - 300 change in interest rates, comparing such hypothetical ending price to actual ending price and multiplying the difference by the par outstanding.

SENSITIVITY ANALYSIS

At March 31, 2003
(dollars in millions)

Interest Rate Shifts          -300         -200        -100         0          100         200         300
-------------------------     -----------------------------------------------------------------------------
ASSETS
Debt securities               $465.9      $458.2      $447.7      $430.0      $426.0     $413.9      $402.0
Estimated change in value      $35.9       $28.2       $17.7          --      $(4.0)     $(16.1)     $(28.0)

LIABILITIES
Subsidiaries' debt            $170.1      $169.7      $169.2      $168.8      $169.4     $169.9      $170.5
Estimated change in value       $1.3        $0.9        $0.4          --      $(0.6)     $(1.1)      $(1.7)

         The Company's 2002 Form 10-K provides a more detailed discussion of the market risks affecting its operations. Based on the Company's estimates as of March 31, 2003, no material change has occurred in its liabilities, as compared to amounts disclosed in its 2002 Form 10-K.

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

Forward-Looking Statements

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" contain disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based upon the Company's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. These statements are not guarantees of future performance, and the Company has no specific intention to update these statements. The uncertainties and risks include, but are not limited to, those relating to conducting operations in a competitive environment and conducting operations in foreign countries, effects of acquisition and disposition activities, adverse loss development for events insured by the Company's insurance operations in either the current year or prior years, general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession, changes in costs, including changes in labor costs, energy costs and raw material prices, variations in political, economic or other factors such as currency exchange rates, inflation rates, recessionary or expansive trends, changes in market prices of the Company's significant equity investments, tax, legal and regulatory changes, extended labor disruptions, significant weather-related or other natural or human-made disasters, especially with respect to their impact on losses at the Company's insurance subsidiaries, civil unrest or other external factors over which the Company has no control, and changes in the Company's plans, strategies, objectives, expectations or intentions, which may happen at any time at the Company's discretion. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Exhibit Number                     Description
                  --------------                     -----------

                       10.1 Credit Agreement dated as of March 12, 2003 among Mineral Holdings, Inc., World Minerals Inc., designated subsidiary borrowers, the Banks named therein and Union Bank of California, N.A., as Sole Lead Arranger, Administrative
                                              Agent and Collateral Agent (the
                                              "World Minerals Credit
                                              Agreement").

                       10.2 List of Contents of Exhibits, Annexes and Schedules to the World Minerals Credit Agreement. The Company agrees to furnish supplementally a copy of any omitted exhibit, annex or schedule to the Securities and Exchange Commission upon request.

                       10.3 Subordination Agreement dated as of March 12, 2003 between the Company and Union Bank of
                                              California, N.A., as
                                              Administrative Agent and
                                              Collateral Agent.

                       10.4 Credit Agreement dated as of April 30, 2003 between Heads & Threads International LLC and LaSalle
                                              Bank, N.A. (the "Heads & Threads
                                              Credit Agreement").

                       10.5 List of Contents of Exhibits, Annexes and Schedules to the Heads & Threads Credit Agreement.
                                              Alleghany agrees to furnish
                                              supplementally a copy of any
                                              omitted exhibit, annex or schedule
                                              to the Securities and Exchange
                                              Commission upon request.

                       99.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.

            Alleghany filed a report on Form 8-K dated April 25, 2003 to report in Item 9 information required to be furnished under Item 12 pursuant to interim guidance issued by the Securities and Exchange Commission regarding a press release reporting on the Company's financial results as of and for the quarter ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ALLEGHANY CORPORATION
                                                   Registrant

Date: May 15, 2003                                 /s/ David B. Cuming
                                                   -------------------
                                                   David B. Cuming
                                                   Senior Vice President
                                                   (and chief financial officer)

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

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
                                           /s/  John J. Burns, Jr.
                                           -----------------------
                                           John J. Burns, Jr.
                                           President and chief executive officer

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

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
                               /s/  David B. Cuming
                               --------------------
                               David B. Cuming
                               Senior Vice President and chief financial officer