Form 10-Q
period 2003-06-30
ALLEGHANY CORP /DE
filed 2003-08-13
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR QUARTER ENDED JUNE 30, 2003

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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                   YES X                                       NO


INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

                   YES X                                       NO


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

                        7,459,059 SHARES AS OF JULY 31, 2003

                          ITEM 1. FINANCIAL STATEMENTS

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE THREE MONTHS ENDED
                             JUNE 30, 2003 AND 2002
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)


                                                              2003        2002
REVENUES
    Net fastener sales                                    $   27,292  $   28,953
    Interest, dividend and other income                       13,111      10,990
    Net insurance premiums earned                             33,525      30,647
    Net mineral and filtration sales                          68,860      66,829
    Net gain on investment transactions                        1,578       4,354
                                                          ----------  ----------
    Total revenues                                           144,366     141,773
                                                          ----------  ----------
COSTS AND EXPENSES
    Commissions and brokerage expenses                         9,370       6,063
    Salaries, administrative and other
    operating expenses                                        25,529      22,929
    Loss and loss adjustment expenses                         19,815      24,340
    Cost of goods sold - fasteners                            20,809      22,002
    Cost of mineral and filtration sales                      52,201      48,122
    Interest expense                                           1,468       1,623
    Corporate administration                                   6,483       3,251
                                                          ----------  ----------
      Total costs and expenses                               135,675     128,330
                                                          ----------  ----------
      Earnings before income taxes                             8,691      13,443

Income taxes                                                   2,695       4,547
                                                          ----------  ----------
      Net earnings                                            $5,996      $8,896
                                                          ==========  ==========
Basic earnings per share of common stock **                    $0.81       $1.19
                                                          ==========  ==========
Diluted earnings per share of common stock **                  $0.80       $1.09
                                                          ==========  ==========
Dividends per share of common stock                                *           *
                                                          ==========  ==========
Average number of outstanding shares of common stock **    7,433,436   7,479,050
                                                          ==========  ==========

* In March 2003, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**    Adjusted to reflect the common stock dividend declared in March 2003.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2003 AND 2002
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)


                                                             2003        2002
REVENUES
   Net fastener sales                                     $   55,245  $   56,885
   Interest, dividend and other income                        25,091      19,977
   Net insurance premiums earned                              66,940      59,670
   Net mineral and filtration sales                          130,908     124,292
   Net gain on investment transactions                         4,842      38,947
                                                          ----------  ----------
    Total revenues                                           283,026     299,771
                                                          ----------  ----------

COSTS AND EXPENSES
   Commissions and brokerage expenses                         16,425      11,556
   Salaries, administrative and other
   operating expenses                                         49,442      44,515
   Loss and loss adjustment expenses                          39,668      43,227
   Cost of goods sold  -  fasteners                           41,568      43,087
   Cost of mineral and filtration sales                      100,121      92,382
   Interest expense                                            2,746       3,296
   Corporate administration                                   12,783       9,014
                                                          ----------  ----------
    Total costs and expenses                                 262,753     247,077
                                                          ----------  ----------

    Earnings before income taxes                              20,273      52,694

Income taxes                                                   6,553      17,990
                                                          ----------  ----------

   Net earnings                                           $   13,720  $   34,704
                                                          ==========  ==========

Basic earnings per share of common stock **               $     1.85  $     4.64
                                                          ==========  ==========

Diluted earnings per share of common stock **             $     1.84  $     4.53
                                                          ==========  ==========

Dividends per share of common stock                                *           *
                                                          ==========  ==========

Average number of outstanding shares of common stock **    7,423,296   7,484,571
                                                          ==========  ==========

* In March 2003, Alleghany declared a dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**    Adjusted to reflect the common stock dividend declared in March 2003.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2003 AND DECEMBER 31, 2002
           (dollars in thousands, except share and per share amounts)

                                                                        (UNAUDITED)
                                                                          JUNE 30,         DECEMBER 31,
                                                                            2003               2002
                                                                        -----------        ------------
ASSETS
  Available for sale securities:       6/30/2003     12/31/2002
                                       ---------     ----------
         Equity securities   (cost      $410,359      $239,669 )        $  707,066          $  486,353
         Debt securities     (cost      $383,794      $570,973 )           392,935             580,606
  Short-term investments                                                   201,487             237,698
                                                                        ----------          ----------
                                                                         1,301,488           1,304,657
  Cash                                                                     114,641              27,423
  Notes receivable                                                          92,575              92,358
  Accounts receivable                                                      101,350              85,710
  Reinsurance receivable                                                   155,157             147,479
  Deferred acquisition costs                                                24,840              22,547
  Property and equipment - at cost,
    less accumulated depreciation and amortization                         171,471             173,539
  Inventory                                                                 90,468              81,978
  Goodwill and other intangibles, net of amortization                      106,391             112,858
  Other assets                                                             105,693              85,833
                                                                        ----------          ----------
                                                                        $2,264,074          $2,134,382
                                                                        ==========          ==========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

  Current taxes payable                                                    $25,987             $28,372
  Losses and loss adjustment
  expenses                                                                 270,857             258,471
  Other liabilities                                                        144,946             147,411
  Unearned premiums                                                         84,431              64,115
  Subsidiaries' debt                                                       171,046             152,507
  Net deferred tax liability                                               126,887             104,164
                                                                        ----------          ----------
          Total liabilities                                                824,154             755,040
  Common stockholders' equity                                            1,439,920           1,379,342
                                                                        ----------          ----------
                                                                        $2,264,074          $2,134,382
                                                                        ==========          ==========
Shares of common stock outstanding                                       7,458,192           7,409,282*
                                                                        ==========          ==========


* Adjusted to reflect the common stock dividend declared in March 2003.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2003 AND 2002
                             (dollars in thousands)
                                   (unaudited)


                                                                                         2003            2002
                                                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income                                                                           $  13,720       $  34,704
 Adjustments to reconcile net earnings to cash provided by (used in) operations:
     Depreciation and amortization                                                       10,013          10,065
     Net gain on investment transactions                                                 (4,842)        (38,947)
     Tax benefit on stock options exercised                                               3,085           1,176
     Other charges, net                                                                  26,161           9,997
     Increase in account receivable                                                     (15,640)        (37,049)
     Increase in deferred acquisition costs                                              (2,293)         (4,833)
     (Increase) decrease in other assets including goodwill                             (21,883)         29,430
     Decrease in other liabilities and income taxes payable                              (4,849)        (44,493)
     Increase in unearned premium reserve                                                20,316           7,838
     Increase (decrease) in losses and loss adjustment expenses                          12,386         (20,542)
     (Increase) decrease in reinsurance receivable                                       (7,678)         26,357
                                                                                      ---------       ---------
         Net adjustments                                                                 14,776         (61,001)
                                                                                      ---------       ---------
         Cash provided by (used in) operations                                           28,496         (26,297)
                                                                                      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of investments                                                               (243,659)       (561,331)
 Sales of investments                                                                   268,296         325,661
 Purchases of property and equipment                                                     (5,505)         (5,579)
 Net change in short-term investments                                                    36,211         544,167
 Other,
 net                                                                                      4,173         (16,489)
 Acquisition of insurance companies, net of cash acquired                               (19,675)       (221,056)
                                                                                      ---------       ---------
         Net cash provided by investing activities                                       39,841          65,373
                                                                                      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES

 Principal payments on debt                                                             (48,926)        (90,641)
 Proceeds of debt                                                                        67,465          82,316
 Treasury stock acquisitions                                                                  0         (18,360)
 Other, net                                                                                 342           4,168
                                                                                      ---------       ---------
         Net cash provided by (used in)  financing activities                            18,881         (22,517)
                                                                                      ---------       ---------
         Net increase in cash                                                            87,218          16,559
Cash at beginning of period                                                              27,423          15,717
                                                                                      ---------       ---------
Cash at end of period                                                                 $ 114,641       $  32,276
                                                                                      =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:

     Interest                                                                         $   2,163       $   2,876
     Income taxes                                                                     $   6,330       $  48,873

                 Notes to the Consolidated Financial Statements

      This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K") and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "2003 First Quarter Form 10-Q") of Alleghany Corporation (the "Company").

      The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

Stock-Based Compensation Accounting

      The Company sponsors fixed option plans and a performance-based stock plan, where awards are granted to eligible employees of the Company in the form of non-qualified stock options or other stock-based awards. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation cost for the Company's fixed option plans is reflected in three and six months ended June 30, 2002 net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FAS Statement No. 123, "Accounting for Stock-Based Compensation," prospectively to all employee awards granted after January 1, 2003. Therefore, the costs related to the Company's fixed option plans and performance-based stock plan included in the determination of net income for the three and six months ended June 30, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards prior to January 1, 2003.

      The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards under all of the Company plans in each period.

                                      For the three months ended        For the six months ended
(in thousands, except                June 30, 2003   June 30, 2002    June 30, 2003   June 30, 2002
per share amounts)                    ----------      ----------       ----------      ----------
Net earnings, as reported             $    5,996      $    8,896       $   13,720      $   34,704
  Add: stock-based employee
   compensation expense included
   in reported net earnings, net
   of related tax                            755          (1,256)           1,337            (744)
  Less: stock-based compensation
   expense determined under fair
   value method for all stock
   options, net of related tax             1,330             462            2,255             923
                                      ----------      ----------       ----------      ----------

Pro forma net earnings                $    5,421      $    7,178       $   12,802      $   33,037
                                      ==========      ==========       ==========      ==========


Earnings per share
   Basic - as reported                $     0.81      $     1.19       $     1.85      $     4.64
   Basic - pro forma                  $     0.73      $     0.96       $     1.73      $     4.41

   Diluted - as reported              $     0.80      $     1.09       $     1.84      $     4.53
   Diluted - pro forma                $     0.72      $     0.95       $     1.72      $     4.36

Change in Accounting

      In April 2003, the FASB issued FAS Statement No. 149 "Amendment to Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS Statement No. 133 Accounting for Derivative Instruments and Hedging Activities. The changes in FAS Statement No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. FAS Statement No.149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances detailed in the Statement, and hedging relationships designated after June 30, 2003. Except as otherwise stated in FAS Statement No. 149, all provisions should be applied prospectively. FAS Statement No. 149 will not have an impact on the Company.

      In May 2003, the FASB issued FAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." FAS Statement No. 150 establishes standards for the classification and measurement of certain financial instruments that have both liability and equity characteristics. It requires that an issuer classify a financial instrument that is within the scope of the Statement as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. FAS Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period commencing after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. FAS Statement No. 150 will not have an impact on the Company.

      FASB interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") provides accounting and disclosure rules for variable interest entities. A variable interest entity is an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are often created for a single specific purpose, for example, to facilitate asset securitization. FIN 46 became effective in the first quarter of 2003 for variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003. It became effective July 1, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 requires variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 requires disclosures for entities that have either a primary or significant variable interest in a variable interest entity. FIN 46 will not have an impact on the Company.

Comprehensive Income

      The Company's total comprehensive income for the three months ended June 30, 2003 and 2002 was $59.0 million and $11.7 million, and $57.1 million and $31.7 million for the six months ended June 30, 2003 and 2002. Comprehensive income includes the Company's net earnings adjusted for changes in unrealized appreciation (depreciation) of investments, which were $47.1 million and $0.1 million for the three months ended June 30, 2003 and 2002, and $37.3 million and $(5.5) million for the six months ended June 30, 2003 and 2002, and cumulative translation adjustments, which were $5.9 million and

$2.6 million for the three months ended June 30, 2003 and 2002, and $6.1 million and $2.4 million, for the six months ended June 30, 2003 and 2002.

Segment Information

      Information concerning the Company's operations by industry segment is summarized below:

                             For the three months ended     For the six months ended
                              June 30,       June 30,       June 30,        June 30,
(dollars in millions)           2003           2002           2003           2002
                              --------       --------       --------       --------
REVENUES
Property and casualty
     insurance                $   38.3       $   33.2       $   77.0       $   63.9
Mining and filtration             69.0           66.9          131.1          123.8
Industrial fasteners              27.3           29.0           55.3           56.9
Corporate activities               9.8           12.7           19.6           55.2
                              --------       --------       --------       --------
     Total                    $  144.4       $  141.8       $  283.0       $  299.8
                              ========       ========       ========       ========

EARNINGS (LOSSES) BEFORE
INCOME TAXES
Property and casualty
     insurance                $    2.7       $   (2.2)      $    7.6       $   (0.9)
Mining and filtration              6.5            7.7           11.4           10.7
Industrial fasteners              (1.8)           0.6           (1.7)           1.1
Corporate activities               1.3            7.3            3.0           41.8
                              --------       --------       --------       --------
     Total                         8.7           13.4           20.3           52.7
Income taxes                       2.7            4.5            6.6           18.0
                              --------       --------       --------       --------
Net earnings                  $    6.0       $    8.9       $   13.7       $   34.7
                              ========       ========       ========       ========

                           June 30,    December 31,
(dollars in millions)        2003          2002
                           --------    ------------
IDENTIFIABLE ASSETS
Property and casualty
     insurance             $1,306.8      $  666.8
Mining and filtration         316.3         320.9
Industrial fasteners           89.9          78.7
Corporate activities          551.1       1,068.0
                           --------      --------
     Total                 $2,264.1      $2,134.4
                           ========      ========

Contingencies

      The Company's subsidiaries are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

      The following discussion and analysis presents a review of the Company and its subsidiaries for the three and six months ended June 30, 2003 and 2002, respectively. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Company's 2002 Form 10-K and 2003 First Quarter Form 10-Q.

      The Company reported net earnings in the second quarter of 2003 of $6.0 million, compared with net earnings of $8.9 million in the second quarter of 2002. Net earnings include net gains on investment transactions after taxes (taxed at the federal income tax rate) in the second quarter of 2003 of $1.0 million, compared with $2.8 million in the corresponding 2002 period. In the first six months of 2003, Alleghany's net earnings were $13.7 million, or approximately $1.85 per share, compared with net earnings of $34.7 million in the first six months of 2002. The 2003 six-month net earnings include net gains on investment transactions after taxes (taxed at the federal income tax rate) of $3.1 million, compared with $25.3 million in the corresponding 2002 period.

      The Company's common stockholders' equity per share at June 30, 2003 was $193.07, an increase from common stockholders' equity per share of $185.85 as of March 31, 2003 (both as adjusted for the stock dividend declared in March 2003).

      Alleghany Insurance Holdings, a holding company for the Company's insurance operations, which are conducted primarily through the subsidiaries of Capitol Transamerica Corporation, recorded pre-tax earnings of $2.7 million on revenues of $38.3 million in the second quarter of 2003, compared with a pre-tax loss of $2.1 million on revenues of $33.2 million in the 2002 second quarter, and pre-tax earnings of $7.6 million on revenues of $77.0 million in the first six months of 2003, compared with a pre-tax loss of $0.9 million on revenues of $63.9 million in the first six months of 2002. Alleghany Insurance Holdings' 2003 results include $1.9 million of start-up expenses for an underwriting management company which underwrites directors and officers liability insurance written by Capitol Transamerica's subsidiaries. The 2002 results include $1.6 million of adverse loss development on Capitol Transamerica's fidelity and surety lines of business and an increase in loss reserves of $3.5 million. Capitol Transamerica had a combined ratio (the percentage of each premium dollar an insurance company has to spend on claims and expenses) on a GAAP basis of 100.0% during the 2003 second quarter and 99.5% in the first six months of 2003, compared with 111.4% during the 2002 second quarter and 106.5% in the first six months of 2002. Alleghany Insurance Holdings recorded pre-tax investment income of $9.2 million and realized pre-tax investment gains of $0.9 million in the first six months of 2003, compared with pre-tax investment income of $6.9 million and pre-tax investment losses of $2.7 million in the corresponding 2002 period. Alleghany Insurance Holdings' 2003 pre-tax investment income reflects a larger invested asset base, principally due to capital contributions by the Company. As further discussed in Part II, Item 5, on July 1, 2003, Alleghany Insurance Holdings completed its acquisition of Royal Specialty Underwriting, Inc.

      World Minerals recorded pre-tax earnings of $6.5 million on revenues of $69.0 million in the 2003 second quarter, compared with pre-tax earnings of $7.7 million on revenues of $66.9 million in the 2002 second quarter, and pre-tax earnings of $11.4 million on revenues of $131.1 million in the first six months of 2003, compared with pre-tax earnings of $10.7 million on revenues of $123.8 million in the first six months of 2002. The 2003 first half results reflect the favorable impact of the strengthening of the Euro and pound sterling against the dollar (had foreign exchange rates remained constant with those of the first six months in 2002, World Minerals' revenues would have been flat), lower margins due to competitive pricing pressures and increased labor and benefit costs.

      World Minerals is currently in the early stages of a periodic strategic review of its business processes, overhead costs, sales strategies and plant operations. As part of such review, which will be in process during the second half of 2003, World Minerals will consider, among other things, the possibility of consolidating or closing certain plants.

      Heads & Threads International recorded a pre-tax loss of $1.8 million on revenues of $27.3 million in the 2003 second quarter, compared with pre-tax earnings of $0.6 million on revenues of $29.0 million in the 2002 second quarter, and a pre-tax loss of $1.7 million on revenues of $55.3 million in the first six months of 2003, compared with pre-tax earnings of $1.1 million on revenues of $56.9 million in the first six months of 2002. The 2003 first half results reflect reduced demand in the U.S. economy, competitive pricing pressures, a $1.1 million restructuring charge in connection with changes in senior management and the relocation of Heads and Threads' corporate offices from New Jersey to Chicago, and higher material costs due to an increase in the cost of steel from China.

      As of June 30, 2003, the Company beneficially owned approximately 16.0 million shares, or 4.3 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation, which had an aggregate market value on that date of approximately $455.0 million, or $28.44 per share, compared with a market value on March 31, 2003 of $398.4 million, or $24.90 per share. The aggregate cost of such shares is approximately $181.8 million, or $11.36 per share.

      The Company has previously announced that it may purchase shares of its common stock in open market transactions from time to time. In the second quarter of 2003, the Company did not purchase any shares of its common stock. As of June 30, 2003, the Company had 7,458,192 shares of common stock outstanding (which includes the stock dividend declared in March 2003).

      The Company's results in the first six months of 2003 are not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.

      Information regarding the Company's accounting policies is included in the Company's 2002 Form 10-K, 2003 First Quarter Form 10-Q and the Notes to the Consolidated Financial Statements included in this report on Form 10-Q.

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

      The table below presents a sensitivity analysis of the debt securities of the Company and its insurance subsidiaries that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential changes in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected period of time. In this sensitivity analysis model, the Company uses fair values to measure its potential change, and a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating a hypothetical June 30, 2003 ending price based on yields adjusted to reflect a +/-300 basis point range of change in interest rates, comparing such hypothetical ending price to actual ending price and multiplying the difference by the par outstanding.

SENSITIVITY ANALYSIS
At June 30, 2003
(dollars in millions)

Interest Rate Shifts             -300         -200         -100            0         100          200          300
-------------------------      ------       ------       ------       ------      ------       ------       ------
ASSETS
Debt securities                 426.0        421.0        410.8        392.9       389.8        378.1        367.1
Estimated change in value        33.1         28.1         17.9           --        (3.1)       (14.8)       (25.8)

LIABILITIES
Subsidiaries' debt              170.6        170.2        170.0        171.0       172.1        173.2        174.3
Estimated change in value        (0.5)        (0.8)        (1.0)          --         1.1          2.1          3.2

      The Company's 2002 Form 10-K provides a more detailed discussion of the market risks affecting its operations. Based on the Company's estimates as of June 30, 2003, no material change has occurred in its assets and liabilities, as compared to amounts disclosed in its 2002 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic reports required to be filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date of such evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

Forward-Looking Statements

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" contain disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based upon the Company's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. These statements are not guarantees of future performance, and the Company has no specific intention to update these statements. The uncertainties and risks include, but are not limited to, those relating to conducting operations in a competitive environment and conducting operations in foreign countries, effects of acquisition and disposition activities, adverse loss development for events insured by the Company's insurance operations in either the current year or prior years, general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession, changes in costs, including changes in labor costs, energy costs and raw material prices, variations in political, economic or other factors such as currency exchange rates, inflation rates or recessionary or expansive trends, changes in market prices of the Company's significant equity investments, tax, legal and regulatory changes, extended labor disruptions, significant weather-related or other natural or human-made disasters, especially with respect to their impact on losses at the Company's insurance subsidiaries, civil unrest or other external factors over which the Company has no control, and changes in the Company's plans, strategies, objectives, expectations or intentions, which may happen at any time at the Company's discretion. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

                          PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES.

      (c) Recent Sales of Unregistered Securities.

      On April 21, 2003, the Company issued 1,960 shares of common stock to Allan P. Kirby, Jr. upon the exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends and the spin-off by the Company of Chicago Title Corporation in 1998, at an exercise price of $74.97 per share, or $146,941.12 in the aggregate, granted to Mr. Kirby on April 26, 1993 pursuant to the Alleghany Corporation Amended and Restated Directors' Stock Option Plan. The sale of the common stock was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

      On May 21, 2003, the Company issued an aggregate of 616 shares of the Company's common stock to seven non-employee directors of the Company pursuant to the Alleghany Corporation Directors' Equity Compensation Plan. Such shares represent one-half of the value of each director's retainer for the following twelve months' service as a director, exclusive of any per meeting fees, committee fees or expense reimbursements. The sale of common stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

      The above does not include unregistered issuances of the Company's common stock that did not involve a sale, consisting of issuances of common stock and other securities pursuant to employee incentive plans.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company's 2003 Annual Meeting of Stockholders was held on April 25, 2003. At the Annual Meeting, three directors were elected to serve for three-year terms on the Company's Board of Directors, by the following votes:

                                        FOR           WITHHELD
      John J. Burns, Jr.            5,731,831          427,259
      Dan R. Carmichael             6,111,712           47,378
      William K. Lavin              6,111,712           47,378

      The selection of KPMG LLP as auditors for the Company for the year 2003 was ratified by a vote of 6,117,461 shares in favor and 31,374 shares opposed. A total of 10,255 shares abstained from voting.

ITEM 5.     OTHER INFORMATION

Acquisition of Royal Specialty Underwriting, Inc.

      On July 1, 2003, Alleghany Insurance Holdings completed the acquisition of Royal Specialty Underwriting, Inc. ("RSUI"), an Atlanta, Georgia-based wholesale underwriting agency, from Royal Group, Inc., a subsidiary of Royal & Sun Alliance Insurance Group plc ("R&SA"), for consideration of approximately $115 million. Alleghany Insurance Holdings also acquired renewal rights to the ongoing business underwritten by RSUI for the insurance affiliates of R&SA and the related net unearned premium reserve portfolio of approximately $320 million. The transaction did not include loss reserves associated with business underwritten by RSUI for insurance affiliates of R&SA prior to the date of the transaction.

      To support future business to be underwritten by RSUI, on June 30, 2003 Alleghany Insurance Holdings acquired Underwriters Reinsurance Company ("URC"), an insurance company admitted in 50 states, from Swiss Re America Holding Corporation ("SRAH"). The Company had previously owned URC as part of its subsidiary Underwriters Re Group, Inc., which was sold by Alleghany to SRAH in May 2000. Prior to the acquisition of URC by Alleghany Insurance Holdings, all of the existing business of URC was transferred to other affiliates of SRAH, so that URC was acquired with no assets other than its licenses and minimum statutory surplus required by the various states in an aggregate amount of approximately $13.2 million, and no liabilities as SRAH contractually retained all of the liabilities of URC that existed at the time of the sale. Alleghany Insurance Holdings paid SRAH a purchase price of approximately $19.7 million for URC. As part of the acquisition agreement, Alleghany Insurance Holdings agreed to change the name of URC, and expects that the new name will be RSUI Indemnity Company. For purposes of the remainder of this discussion, URC will be referred to as "RIC."

      Subsequent to the date of acquisition, Alleghany Insurance Holdings has capitalized RIC with approximately $500 million, and A.M. Best Co. has assigned it a financial strength rating of A (Excellent). RIC expects to acquire Landmark American Insurance Company ("Landmark"), a surplus lines insurance company, from an affiliate of R&SA during the third quarter of 2003. Landmark is expected to write non-admitted (also referred to as excess and surplus, or E&S) business underwritten by RSUI. Pending satisfaction of regulatory rate and form filings by RIC and completion of the acquisition of Landmark, insurance affiliates of R&SA are continuing to issue policies in respect of business underwritten by RSUI and such policies will be fully reinsured by RIC.

      RSUI and RIC are subsidiaries of a newly formed holding company, RSUI Group, Inc., which is itself a subsidiary of AIHL.

Business of RSUI

      The specialty insurance market focuses on risks that standard carriers will not accept because they do not meet their underwriting criteria. RSUI underwrites specialty insurance coverages in the property, umbrella/excess, general liability, directors and officers liability and professional liability areas. As of June 30, 2003, premiums related to RSUI underwritten business are divided 55.0% for admitted business and 45.0% for E&S business and approximately 62.0% are written for specialty property coverages. Insurance policies underwritten by RSUI for insurance affiliates of R&SA accounted for gross written premiums of $1,205.0 million and net written premiums of $515.0 million for the year ended December 31, 2002 and gross written premiums of $359.8 million and net written premiums of $162.0 million for the first quarter of 2003.

      RSUI distributes its products exclusively through wholesale insurance brokers located throughout the United States. Wholesalers typically structure insurance programs on a layer-by-layer basis and find different underwriters to fill out these programs. RSUI's underwriters generally focus on higher severity, lower frequency risks. Particular emphasis is given to choosing the most attractive layer of each specific risk.

      As is customary in the insurance industry, RSUI Group's insurance operations reinsure a portion of the risks they underwrite. Reinsurance provides primary insurers such as RIC and Landmark with a reduction of net liability on individual risks and with protection against catastrophic loss. RSUI Group's insurance operations have reinsurance agreements with a number of domestic and international reinsurance companies. The RSUI Group insurance companies use reinsurance treaties in each of their product lines and also purchase facultative reinsurance coverage for certain individual risks, where a reinsurer separately rates and underwrites each individual risk and is free to accept or reject each risk offered by the primary insurer.

      RIC is domiciled in and must comply with the insurance laws of New Hampshire. Landmark is domiciled in and must comply with the insurance laws of Oklahoma. In each case, these laws regulate matters such as approving policy forms and various premium rates, licensing agents, granting and revoking licenses to transact business and regulating trade practices. These laws also regulate the kind, quality and concentration of investments that may be held by insurance companies. Insurance regulatory authorities in the insurer's state of domicile regularly perform examinations of the insurer's market conduct and other affairs. As an insurance carrier writing admitted business, RIC is also subject to regulation in the other states where it does business, including regulation with regard to rate and form filings, restrictions on the ability to exit lines of business, and required membership in state sponsored guaranty funds and similar organizations.

      As an insurance holding company, RSUI Group is subject to the insurance holding company laws of several states. Certain dividends and distributions by an insurance subsidiary are subject to approval by the insurance regulators of the domiciliary state of such subsidiary. Other significant transactions between an insurance subsidiary and its holding company or other subsidiaries of the holding company may require approval by insurance regulatory authorities in the state of domicile of each of the insurance subsidiaries participating in such transactions.

      As of July 31, 2003, RSUI Group had approximately 290 employees, approximately 220 of whom were based in the Atlanta, Georgia headquarters of RSUI. The remaining employees were based in the Sherman Oaks, California underwriting office of RSUI.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            Exhibit Number                Description
               10.1            Acquisition Agreement, dated as of June 6,
                               2003, by and between Royal Group, Inc. and
                               Alleghany Insurance Holdings LLC (the
                               "Acquisition Agreement").

               10.2 List of Contents of Exhibits and Schedules to the Acquisition Agreement. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

               10.3 Assignment and Assumption Agreement, dated as of June 30, 2003, by and between Alleghany
                               Insurance Holdings LLC and RSUI Group, Inc.
                               (regarding the transfer of rights under the Acquisition Agreement).

               10.4            Quota Share Reinsurance Agreement, dated as of
                               July 1, 2003, by and between Royal Indemnity
                               Company and Underwriters Reinsurance Company (the
                               "Royal Indemnity Company Quota Share Reinsurance
                               Agreement").

               10.5 List of Contents of Exhibits and Schedules to the Royal Indemnity Company Quota Share Reinsurance
                               Agreement. Alleghany agrees to furnish
                               supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                               Commission upon request.

               10.6            Quota Share Reinsurance Agreement, dated as of
                               July 1, 2003, by and between Royal Surplus Lines
                               Insurance Company and Underwriters Reinsurance
                               Company (the "Royal Surplus Lines Insurance
                               Company Quota Share Reinsurance Agreement").

               10.7 List of Contents of Exhibits and Schedules to the Royal Surplus Lines Insurance Company Quota Share
                               Reinsurance Agreement. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

               10.8            Quota Share Reinsurance Agreement, dated as of
                               July 1, 2003, by and between Landmark American
                               Insurance Company and Underwriters Reinsurance
                               Company (the "Landmark American Insurance Company
                               Quota Share Reinsurance Agreement").

               10.9 List of Contents of Exhibits and Schedules to the Landmark American Insurance Company Quota Share
                               Reinsurance Agreement. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

              10.10            Administrative Services Agreement, dated as of
                               July 1, 2003, by and among Royal Indemnity
                               Company, Royal Specialty Underwriting, Inc. and
                               Underwriters

                               Reinsurance Company (the "Royal Indemnity Company
                               Administrative Services Agreement").

              10.11 List of Contents of Exhibits and Schedules to the Royal Indemnity Company Administrative Services
                               Agreement. Alleghany agrees to furnish
                               supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                               Commission upon request.

              10.12            Administrative Services Agreement, dated as of
                               July 1, 2003, by and among Royal Surplus Lines
                               Insurance Company, Royal Specialty
                               Underwriting, Inc. and Underwriters Reinsurance
                               Company (the "Royal Surplus Lines Insurance
                               Company Administrative Services Agreement").

              10.13 List of Contents of Exhibits and Schedules to the Royal Surplus Lines Insurance Company
                               Administrative Services Agreement. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

              10.14            Administrative Services Agreement, dated as of
                               July 1, 2003, by and among Royal Insurance
                               Company of America, Royal Specialty
                               Underwriting, Inc. and Underwriters Reinsurance
                               Company (the "Royal Insurance Company of
                               America Administrative Services Agreement").

              10.15 List of Contents of Exhibits and Schedules to the Royal Insurance Company of America Administrative
                               Services Agreement. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                               Commission upon request.

              10.16            Administrative Services Agreement, dated as of
                               July 1, 2003, by and among Landmark American
                               Insurance Company, Royal Specialty
                               Underwriting, Inc. and Underwriters Reinsurance
                               Company (the "Landmark American Insurance
                               Company Administrative Services Agreement").

              10.17 List of Contents of Exhibits and Schedules to the Landmark American Insurance Company

                               Administrative Services Agreement. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

              10.18 Trust Agreement, dated as of July 1, 2003, by and among Royal Indemnity Company, Royal Surplus
                               Lines Insurance Company, Landmark American
                               Insurance Company, Underwriters Reinsurance
                               Company and LaSalle Bank National Association, as
                               Trustee.

              10.19 Assignment of Net Premium Receivables, dated as of July 1, 2003, by and between LaSalle Bank
                               National Association and Royal Indemnity Company,
                               Royal Surplus Lines Insurance Company and
                               Landmark American Insurance Company.

              10.20 Assignment of Reinsurance Recoverables, dated as of July 1, 2003, by and among Underwriters
                               Reinsurance Company, LaSalle Bank National
                               Association and Royal Indemnity Company, Royal
                               Surplus Lines Insurance Company and Landmark
                               American Insurance Company.

              10.21            Administrative Services Intellectual Property
                               License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Royal
                               Specialty Underwriting, Inc. (entered into pursuant to the Royal Indemnity Company
                               Administrative Services Agreement).

              10.22            Administrative Services Intellectual Property
                               License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Royal
                               Specialty Underwriting, Inc. (entered into pursuant to the Royal Surplus Lines Insurance
                               Company Administrative Services Agreement).

              10.23            Administrative Services Intellectual Property
                               License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Royal
                               Specialty Underwriting, Inc. (entered into pursuant to the Royal Insurance Company of America Administrative Services Agreement).

              10.24            Administrative Services Intellectual Property
                               License

                               Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Royal
                               Specialty Underwriting, Inc. (entered into pursuant to the Landmark American Insurance
                               Company Administrative Services Agreement).

              10.25            Claims Servicing Agreement, dated as of July 1,
                               2003, by and among Underwriters Reinsurance
                               Company, Royal Indemnity Company, Royal Surplus
                               Lines Insurance Company, Landmark American
                               Insurance Company, Royal Insurance Company of
                               America, American and Foreign Insurance Company,
                               Globe Indemnity Company, Safeguard Insurance
                               Company and Phoenix Assurance Company of New York
                               (the "Claims Servicing Agreement").

              10.26 List of Contents of Exhibits and Schedules to the Claims Servicing Agreement. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

              10.27            Claims Servicing Information Technology License
                               Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Underwriters
                               Reinsurance Company.

              10.28            Renewal Rights Agreement, dated as of July 1,
                               2003, by and among Landmark American Insurance
                               Company, Royal Indemnity Company, Royal Surplus
                               Lines Insurance Company, Royal Insurance Company of America and Alleghany Insurance Holdings LLC
                               (the "Renewal Rights Agreement").

              10.29            List of Contents of Exhibits to the Renewal
                               Rights Agreement. Alleghany agrees to furnish supplementally a copy of any omitted exhibit to the Securities and Exchange Commission upon request.

              10.30            Transition Services Agreement, dated as of July
                               1, 2003, by and among Royal Group, Inc., RSUI
                               Group, Inc. and Royal Specialty Underwriting,
                               Inc. (the "Transition Services Agreement").

              10.31            List of Contents of Schedules to the Transition
                               Services Agreement. Alleghany agrees to furnish supplementally a copy of any omitted schedule to the

                               Securities and Exchange Commission upon request.

              10.32 Transitional Trademark License Agreement, dated as of July 1, 2003, by and among Royal &
                               SunAlliance USA, Inc., Royal Specialty
                               Underwriting, Inc. and RSA Surplus Lines
                               Insurance Services, Inc.

              10.33            Employee Leasing Agreement, dated as of July 1,
                               2003, by and between Royal Indemnity Company and Underwriters Reinsurance Company.

              10.34            Managing General Agency Agreement, dated as of
                               July 1, 2003, by and among Royal Specialty
                               Underwriting, Inc., as Managing General Agent,
                               Royal Indemnity Company, Royal Surplus Lines
                               Insurance Company, Royal Insurance Company of
                               America and Landmark American Insurance Company
                               (the "Managing General Agency Agreement").

              10.35            List of Contents of Exhibits to the Managing
                               General Agency Agreement. Alleghany agrees to furnish supplementally a copy of any omitted exhibit to the Securities and Exchange
                               Commission upon request.

              10.36            Stock Purchase Agreement, dated as of July 1,
                               2003, by and between Alleghany Insurance
                               Holdings LLC and Royal Group, Inc. (the "Stock
                               Purchase Agreement").

              10.37 List of Contents of Exhibits and Schedules to the Stock Purchase Agreement. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

              10.38            Assignment and Assumption of Liabilities
                               Agreement, dated as of July 1, 2003, by and between RSA Surplus Lines Insurance Services,
                               Inc. and Royal Indemnity Company.

              10.39 Assignment and Assumption Agreement, dated as of July 1, 2003, by and between Alleghany Insurance
                               Holdings LLC and RSUI Group, Inc.

              10.40 Assignment and Assumption Agreement, dated as of July 1, 2003, by and between Alleghany Insurance
                               Holdings LLC and RSUI Group, Inc.

              10.41 Assignment and Assumption Agreement, dated as of July 1, 2003, by and between Alleghany Insurance
                               Holdings LLC and RSUI Group, Inc.

              10.42            Stock Purchase Agreement, dated as of June 6,
                               2003, by and between Alleghany Insurance Holdings
                               LLC and Guaranty National Insurance Company (the
                               "Guaranty National Insurance Company Stock
                               Purchase Agreement").

              10.43 List of Contents of Exhibits and Schedules to the Guaranty National Insurance Company Stock
                               Purchase Agreement. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                               Commission upon request.

              10.44            Stock Purchase Agreement, dated as of June 12,
                               2003, by and between Swiss Re America Holding
                               Corporation and RSUI Group, Inc.  (the "RSUI
                               Group, Inc. Stock Purchase Agreement").

              10.45 List of Contents of Exhibits and Schedules to the RSUI Group, Inc. Stock Purchase Agreement.
                               Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

              10.46            First Amendment to 364-Day Revolving Credit
                               Agreement, dated as of June 13, 2003, amending the 364-Day Revolving Credit Agreement, dated as of June 14, 2002, by and among Alleghany
                               Corporation, the Banks named therein and U.S.
                               Bank National Association, as agent for the Banks.

              10.47            Second Amendment to 364-Day Revolving Credit
                               Agreement, dated as of June 20, 2003, amending the 364-Day Revolving Credit Agreement, dated as of June 14, 2002, by and among Alleghany
                               Corporation, the Banks named therein and U.S.
                               Bank National Association, as agent for the Banks.

              10.48            First Amendment to Three-Year Revolving Credit
                               Agreement, dated as of June 20, 2003, amending the Three-Year Revolving Credit Agreement, dated as of June 14, 2002, among Alleghany Corporation, the Banks named therein and U.S. Bank National

                               Association, as agent for the Banks.

               31.1 Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed "filed" as a part of this Report on Form 10-Q.

               32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed "filed" as a part of this Report on Form 10-Q.

      (b) Reports on Form 8-K.

      The Company filed a report on Form 8-K dated June 9, 2003 to report in
Item 5 that it had entered into a definitive agreement to acquire RSUI.

      The Company filed a report on Form 8-K dated July 1, 2003 to report in
Item 5 that it had completed the acquisition of RSUI.

      The Company filed a report on Form 8-K dated August 6, 2003 to report in
Item 9 information required to be furnished under Item 12 pursuant to interim guidance issued by the Securities and Exchange Commission regarding a press release reporting on the Company's financial results as of and for the quarter ended June 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ALLEGHANY CORPORATION
                                          Registrant

Date: August 13, 2003                     /s/ David B. Cuming
                                          ---------------------------------
                                          David B. Cuming
                                          Senior Vice President
                                          (and chief financial officer)