Form 10-Q
period 2003-09-30
ALLEGHANY CORP /DE
filed 2003-11-13
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR QUARTER ENDED SEPTEMBER 30, 2003

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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES [X] NO [ ]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

                                 YES [X] NO [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

                     7,492,354 SHARES AS OF NOVEMBER 7, 2003
--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 3O, 2003 AND 2002
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)


                                                                        2003             2002
                                                                    -----------      -----------
REVENUES
         Net fastener sales                                         $    30,559      $    28,150
         Interest, dividend and other income                             11,096           12,947
         Net premiums earned                                            167,819           32,700
         Net mineral and filtration sales                                67,502           65,017
         Net gain on investment transactions                             77,874            4,617
                                                                    -----------      -----------
                 Total revenues                                         354,850          143,431
                                                                    -----------      -----------
COSTS AND EXPENSES
         Underwriting expenses                                           40,097           12,145
         Salaries, administrative and other operating expenses           22,914           18,659
         Loss and loss adjustment expenses                              100,609           30,192
         Cost of goods sold - fasteners                                  23,614           21,084
         Cost of mineral and filtration sales                            50,174           47,467
         Interest expense                                                 1,381            1,845
         Corporate administration                                         8,218            6,940
                                                                    -----------      -----------
                 Total costs and expenses                               247,007          138,332
                                                                    -----------      -----------
                 Earnings before income taxes                           107,843            5,099

         Income taxes                                                    32,973          (16,621)
                                                                    -----------      -----------
                 Net earnings                                       $    74,870      $    21,720
                                                                    ===========      ===========
Basic earnings per share of common stock **                         $     10.02      $      2.93
                                                                    ===========      ===========
Diluted earnings per share of common stock **                       $      9.99      $      2.91
                                                                    ===========      ===========
Dividends per share of common stock                                           *                *
                                                                    ===========      ===========
Average number of outstanding shares of common stock **               7,468,549        7,409,912
                                                                    ===========      ===========


* In March 2002 and 2003, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**    Adjusted to reflect the common stock dividend declared in March 2003.

See Notes to Consolidated Financial Statements.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2003 AND 2002
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)


                                                                       2003            2002
                                                                    ----------      ----------
REVENUES
         Net fastener sales                                         $   85,804      $   85,035
         Interest, dividend and other income                            36,187          32,924
         Net premiums earned                                           234,759          92,370
         Net mineral and filtration sales                              198,410         189,309
         Net gain on investment transactions                            82,716          43,564
                                                                    ----------      ----------
                 Total revenues                                        637,876         443,202
                                                                    ----------      ----------
COSTS AND EXPENSES
         Underwriting expenses                                          68,380          32,505
         Salaries, administrative and other operating expenses          60,498          54,370
         Loss and loss adjustment expenses                             140,277          73,419
         Cost of goods sold - fasteners                                 65,182          64,171
         Cost of mineral and filtration sales                          150,295         139,849
         Interest expense                                                4,127           5,141
         Corporate administration                                       21,001          15,954
                                                                    ----------      ----------
                 Total costs and expenses                              509,760         385,409
                                                                    ----------      ----------
                 Earnings before income taxes                          128,116          57,793

         Income taxes                                                   39,526           1,369
                                                                    ----------      ----------
                 Net earnings                                       $   88,590      $   56,424
                                                                    ==========      ==========
Basic earnings per share of common stock **                         $    11.91      $     7.56
                                                                    ==========      ==========
Diluted earnings per share of common stock **                       $    11.87      $     7.51
                                                                    ==========      ==========
Dividends per share of common stock                                          *               *
                                                                    ==========      ==========
Average number of outstanding shares of common stock **              7,437,907       7,459,691
                                                                    ==========      ==========


* In March 2002 and 2003, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**    Adjusted to reflect the common stock dividend declared in March 2003.

See Notes to Consolidated Financial Statements.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                  (dollars in thousands, except share amounts)


                                                                               (UNAUDITED)
                                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                                   2003            2002
                                                                                ----------      ----------
ASSETS
      Available for sale securities:                 9/30/2003    12/31/2002
                                                     ---------    ----------
              Equity securities              (cost:   $402,191      $239,669)   $  623,667      $  486,353
              Debt securities                (cost:   $766,585      $570,973)      774,783         580,606
      Short-term investments                                                       117,693         237,698
                                                                                ----------      ----------
                                                                                 1,516,143       1,304,657

      Cash                                                                         194,962          27,423
      Notes receivable                                                              92,101          92,358
      Insurance and accounts receivable                                            186,991          85,710
      Reinsurance receivables                                                      147,622         147,479
      Deferred acquisition costs                                                    54,648          22,547
      Property and equipment - at cost, net of
        accumulated depreciation and amortization                                  176,322         173,539
      Inventory                                                                     86,744          81,978
      Goodwill and other intangibles, net of amortization                          228,663         112,858
      Other assets                                                                 141,801          85,833
                                                                                ----------      ----------
                                                                                $2,825,997      $2,134,382
                                                                                ==========      ==========
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
      Current taxes payable                                                     $   34,086      $   28,372
      Losses and loss adjustment expenses                                          338,432         258,471
      Other liabilities                                                            240,820         147,411
      Unearned premiums                                                            452,046          64,115
      Parent company debt                                                           25,000              --
      Subsidiaries' debt                                                           158,947         152,507
      Net deferred tax liability                                                   111,986         104,164
                                                                                ----------      ----------
                     Total liabilities                                           1,361,317         755,040
      Common stockholders' equity                                                1,464,680       1,379,342
                                                                                ----------      ----------
                                                                                $2,825,997      $2,134,382
                                                                                ==========      ==========
Shares of common stock outstanding *                                             7,487,885       7,409,282
                                                                                ==========      ==========


*     Adjusted to reflect the common stock dividend declared in March 2003.

See Notes to Consolidated Financial Statements.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2003 AND 2002
                             (dollars in thousands)
                                   (unaudited)


                                                                                                2003            2002
                                                                                              ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                                           $  88,590       $  34,704
         Adjustments to reconcile net earnings to cash provided by (used in) operations:
                 Depreciation and amortization                                                   15,979          10,065
                 Net gain on investment transactions                                            (82,716)        (38,947)
                 Tax benefit on stock options exercised                                           3,388           1,176
                 Other charges, net                                                              11,222           9,997
                 Increase in insurance and accounts receivable                                 (101,281)        (37,049)
                 Decrease (increase) in deferred acquisition costs                              (32,101)         (4,833)
                 Decrease (increase) in other assets including goodwill                        (176,539)         29,430
                 Decrease (increase) in other liabilities and current taxes payable              99,123         (44,493)
                 (Decrease) increase in unearned premiums                                       387,931           7,838
                 Increase in losses and loss adjustment expenses                                 79,961         (20,542)
                 Decrease (increase) in reinsurance receivables                                    (143)         26,357
                                                                                              ---------       ---------
                         Net adjustments                                                        204,824         (61,001)
                                                                                              ---------       ---------
                         Cash provided by (used in) operations                                  293,414         (26,297)
                                                                                              ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of investments                                                               (687,270)       (561,331)
         Sales of investments                                                                   437,580         325,661
         Purchases of property and equipment                                                    (15,709)         (5,579)
         Net change in short-term investments                                                   120,005         544,167
         Other, net                                                                             114,837         (16,489)
         Acquisition of insurance companies, net of cash acquired                              (131,389)       (221,056)
                                                                                              ---------       ---------
                         Net cash (used in) provided by investing activities                   (161,946)         65,373
                                                                                              ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
         Principal payments on debt                                                             (82,931)        (90,641)
         Proceeds of debt                                                                       114,371          82,316
         Treasury stock acquisitions                                                                  0         (18,360)
         Other, net                                                                               4,631           4,168
                                                                                              ---------       ---------
                         Net cash provided by financing activities                               36,071         (22,517)
                                                                                              ---------       ---------
                         Net increase in cash                                                   167,539          16,559
Cash at beginning of period                                                                      27,423          15,717
                                                                                              ---------       ---------
Cash at end of period                                                                         $ 194,962       $  32,276
                                                                                              =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid during the period for:
                 Interest                                                                     $   2,977       $   2,876
                 Income taxes                                                                 $   9,019       $  48,873

See Notes to Consolidated Financial Statements.

                 Notes to the Consolidated Financial Statements

      This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K"), the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "2003 First Quarter Form 10-Q") and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "2003 Second Quarter Form 10-Q") of Alleghany Corporation (the "Company").

      The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

Stock-Based Compensation Accounting

      The Company sponsors fixed option plans and a performance-based stock plan, where awards are granted to eligible employees of the Company in the form of non-qualified stock options or other stock-based awards. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation cost for the Company's fixed option plans is reflected in three and nine months ended September 30, 2002 net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FAS Statement No. 123, "Accounting for Stock-Based Compensation," prospectively for all employee awards granted after January 1, 2003. Therefore, the costs related to the Company's fixed option plans and performance-based stock plan included in the determination of net income for the three and nine months ended September 30, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards prior to January 1, 2003.

      The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards under all of the Company plans in each period.

                                                       For the three months ended      For the nine months ended
(in thousands, except per share                      September 30,    September 30,   September 30,   September 30,
amounts)                                                  2003           2002            2003             2002
                                                       ----------      ----------      ----------      ----------
Net earnings, as  reported                             $   74,870      $   21,720      $   88,590      $   56,424
   Add: stock-based employee
    compensation expense included
    in reported net earnings, net
    of related tax                                          1,167             491           2,504            (254)
   Less: stock-based compensation
    expense determined under fair
    value method for all stock
    options, net of related tax                             1,288             462           3,543           1,385
                                                       ----------      ----------      ----------      ----------
Pro forma net earnings                                 $   74,749      $   21,749      $   87,551      $   54,785
                                                       ==========      ==========      ==========      ==========
Earnings per share
   Basic - as reported                                 $    10.02      $     2.93      $    11.91      $     7.56
   Basic - pro forma                                   $    10.01      $     2.94      $    11.77      $     7.34

   Diluted - as reported                               $     9.99      $     2.91      $    11.87      $     7.51
   Diluted - pro forma                                 $     9.97      $     2.91      $    11.73      $     7.29

Acquisition of Royal Specialty Underwriting, Inc.

      On July 1, 2003, Alleghany Insurance Holdings LLC ("AIHL") completed the acquisition of Royal Specialty Underwriting, Inc. ("RSUI"), a wholesale underwriting agency, from Royal Group, Inc., a subsidiary of Royal & Sun Alliance Insurance Group plc ("R&SA"), for cash consideration, including capitalized expenditures, of approximately $108.1 million. The acquisition also included renewal rights to the ongoing business underwritten by RSUI for the insurance affiliates of R&SA and the related net unearned premium reserve portfolio of approximately $320.0 million. The transaction did not include loss reserves associated with business underwritten by RSUI for insurance affiliates of R&SA prior to the date of the transaction.

      In connection with the acquisition of RSUI, on June 30, 2003, AIHL acquired Underwriters Reinsurance Company ("URC") from Swiss Re America Holding Corporation for consideration of approximately $19.7 million. On August 13, 2003, URC's name was changed to RSUI Indemnity Company ("RIC"). On September 2, 2003, RIC purchased Landmark American Insurance Company ("Landmark"), a non-admitted insurance company domiciled in Oklahoma, to write non-admitted business underwritten by RSUI, from R&SA for cash consideration of $33.9 million, $30.3 of which represented consideration for Landmark's investment portfolio and approximately $3.5 million of which represented consideration for licenses.

Change in Accounting

      In April 2003, the Financial Accounting Standards Board ("FASB") issued FAS Statement No. 149, "Amendment to Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." The changes in FAS Statement No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. FAS Statement No.149 is effective for contracts entered into or modified after June 30, 2003 except in certain instances detailed in the Statement, and hedging relationships designated after June 30, 2003. Except as otherwise stated in FAS Statement No. 149, all provisions should be applied prospectively. FAS Statement No. 149 will not have an impact on the Company.

      In May 2003, the FASB issued FAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." FAS Statement No. 150 establishes standards for the classification and measurement of certain financial instruments that have both liability and equity characteristics. It requires that an issuer classify a financial instrument that is within the scope of the Statement as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. FAS Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period commencing after June 15, 2003, except for mandatorily redeemable financial instruments. FAS Statement No. 150 will not have an impact on the Company.

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

Comprehensive Income (Loss)

      The Company's total comprehensive income(loss) was $20.1 million and $(48.1) million for the three months ended September 30, 2003 and 2002, and $77.2 million and $(16.4) million for the nine months ended September 30, 2003 and 2002. Comprehensive income(loss) includes the Company's net earnings adjusted for changes in unrealized appreciation (depreciation) of investments, which were $(54.9) million and $(69.4) million for the three months ended September 30, 2003 and 2002, and $(17.6) million and $(74.8) million for the nine months ended September 30, 2003 and 2002, and cumulative translation adjustments, which were $0.1 million and $(0.5) million for the three months ended September 30, 2003 and 2002, and $6.2 million and $1.9 million for the nine months ended September 30, 2003 and 2002.

Segment Information

      Information concerning the Company's operations by industry segment is summarized below:

                                   For the three months ended    For the nine months ended
                                  September 30,  September 30,  September 30,  September 30,
(dollars in millions)                 2003            2002          2003           2002
                                     -------        -------        -------       -------
REVENUES
Property and casualty
     insurance                       $ 221.5        $  32.5        $ 298.5       $  96.4
Mining and filtration                   67.4           65.6          198.6         189.5
Corporate activities                    66.0           45.3          140.8         157.3
                                     -------        -------        -------       -------
     Total                           $ 354.9        $ 143.4        $ 637.9       $ 443.2
                                     =======        =======        =======       =======

                                   For the three months ended    For the nine months ended
                                  September 30,  September 30,  September 30,  September 30,
(dollars in millions)                 2003            2002          2003           2002
                                     -------        -------        -------       -------
EARNINGS (LOSSES) BEFORE INCOME
TAXES
Property and casualty
     insurance                       $  75.0        $ (10.4)       $  82.6       $ (11.4)
Mining and filtration                    6.9            7.3           18.3          18.0
Corporate activities                    25.9            8.2           27.2          51.2
                                     -------        -------        -------       -------
     Total                             107.8            5.1          128.1          57.8
Income taxes                            32.9          (16.6)          39.5           1.4
                                     -------        -------        -------       -------
Net earnings                         $  74.9        $  21.7        $  88.6       $  56.4
                                     =======        =======        =======       =======



                        September 30,  December 31,
(dollars in millions)        2003          2002
                           --------      --------
IDENTIFIABLE ASSETS
Property and casualty
     insurance             $1,900.5      $  666.8
Mining and filtration         316.6         320.9
Corporate activities          608.9       1,146.7
                           --------      --------
     Total                 $2,826.0      $2,134.4
                           ========      ========

Contingencies

      The Company's subsidiaries are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of September 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

      The following discussion and analysis presents a review of the Company and its subsidiaries for the three and nine months ended September 30, 2003 and 2002. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Company's 2002 Form 10-K, 2003 First Quarter Form 10-Q and 2003 Second Quarter Form 10-Q.

      The Company reported net earnings in the third quarter of 2003 of $74.9 million, compared with net earnings of $21.7 million in the third quarter of 2002. Third quarter 2003 net earnings include the results of operations of RSUI Group, Inc. ("RSUI"), acquired on July 1, 2003 from Royal & Sun Alliance Group plc ("R&SA"), and net gains on investment transactions after taxes of $50.6 million, primarily reflecting the proceeds from the disposition of approximately
4.4 million shares of common stock of Burlington Northern Santa Fe Corporation. Such disposition generated $119.1 million of aggregate cash proceeds, $87.7 million of which was generated at the Company's insurance operating units for the purpose of diversifying their investment portfolios. In the first nine months of 2003, the Company's net earnings were $88.6 million, compared with net earnings of $56.4 million in the first nine months of 2002. The 2003 nine-month results include net gains on investment transactions after taxes of $53.8 million, compared with $28.3 million in the corresponding 2002 period.

      The Company's common stockholders' equity per share at September 30, 2003 was $195.61, an increase from common stockholders' equity per share of $186.16 as of December 31, 2002 (both as adjusted for the stock dividend declared in March 2003).

      AIHL recorded pre-tax earnings of $75.0 million on revenues of $221.5 million in the third quarter of 2003, compared with a pre-tax loss of $10.4 million on revenues of $32.5 million in the 2002 third quarter, and pre-tax earnings of $82.6 million on revenues of $298.5 million in the first nine months of 2003, compared with a pre-tax loss of $11.4 million on revenues of $96.4 million in the first nine months of 2002. AIHL's 2003 third quarter net earnings include pre-tax investment income of $7.4 million and a realized pre-tax net gain on investment transactions of $46.3 million, compared with pre-tax investment income of $3.6 million and a realized pre-tax net loss on investment transactions of $3.8 million in the corresponding 2002 period. AIHL's 2003 pre-tax investment income reflects a larger invested asset base, principally due to capital contributions by Alleghany and the acquisition of RSUI. AIHL's 2003 pre-tax net gain on investment transactions primarily reflects the disposition of 3.2 million shares of common stock of Burlington Northern Santa Fe for aggregate cash proceeds of $87.7 million for the purpose of diversifying the investment portfolios of the insurance operating units.

      The comparative pre-tax contributions to AIHL's results made by RSUI (since July 1, 2003) and Capitol Transamerica Corporation ("CATA") were as follows (in thousands, except ratios):

                         THREE MONTHS ENDED SEPTEMBER 30

2003                                          RSUI       CATA(1)      TOTAL
----                                          ----       -------      -----
                  Gross premiums written    $489,868    $  49,519    $539,387

                     Net premiums earned    $135,777    $  32,042    $167,819
       Loss and loss adjustment expenses      81,645       18,964     100,609
                   Underwriting expenses      25,439       14,658      40,097
                                            --------    ---------    --------
          Underwriting profit (loss) (2)    $ 28,693    $  (1,580)   $ 27,113
                                            ========    =========    ========

                          Loss ratio (3)       60.1%         59.2%       59.9%
                       Expense ratio (4)       18.8%         45.7%       23.9%
                      Combined ratio (5)       78.9%        104.9%       83.8%

2002

                  Gross premiums written          --    $  37,705    $ 37,705

                     Net premiums earned          --    $  32,700    $ 32,700
       Loss and loss adjustment expenses          --       30,192      30,192
                   Underwriting expenses          --       12,145      12,145
                                            --------    ---------    --------
                   Underwriting loss (2)          --    $  (9,637)   $ (9,637)
                                            ========    =========    ========

                          Loss ratio (3)          --         92.3%       92.3%
                       Expense ratio (4)          --         37.1%       37.1%
                      Combined ratio (5)          --        129.4%      129.4%


                         NINE MONTHS ENDED SEPTEMBER 30


2003                                          RSUI        CATA(1)     TOTAL
----                                          ----        -------     -----
                  Gross premiums written    $489,868    $ 132,089    $621,957
                     Net premiums earned    $135,777    $  98,982    $234,759
       Loss and loss adjustment expenses      81,645       58,632     140,277

2003                                          RSUI        CATA(1)     TOTAL
----                                          ----        -------     -----
                   Underwriting expenses      25,439       42,941      68,380
                                            --------    ---------    --------
          Underwriting profit (loss) (2)    $ 28,693    $  (2,591)   $ 26,102
                                            ========    =========    ========
                          Loss ratio (3)       60.1%         59.2%       59.8%
                       Expense ratio (4)       18.8%         43.4%       29.1%
                      Combined ratio (5)       78.9%        102.6%       88.9%

2002

                  Gross premiums written          --    $ 113,188    $113,188

                     Net premiums earned          --    $  92,370    $ 92,370
       Loss and loss adjustment expenses          --       73,419      73,419
                   Underwriting expenses          --       32,505      32,505
                                            --------    ---------    --------
                   Underwriting loss (2)          --    $ (13,554)   $(13,554)
                                            ========    =========    ========

                          Loss ratio (3)          --         79.5%       79.5%
                       Expense ratio (4)          --         35.2%       35.2%
                      Combined ratio (5)          --        114.7%      114.7%

(1) Includes the results of Platte River Insurance Company and other insurance operations.

(2) Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with generally accepted accounting principles ("GAAP"), and does not include income derived from investments. Underwriting profit (loss) does not replace net income (loss) determined in accordance with GAAP as a measure of profitability; rather, it provides a basis for management to evaluate the underwriting performance of its insurance operating units.

(3) Loss and loss adjustment expenses divided by net premiums earned, all as determined in accordance with GAAP.

(4) Underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.

(5) The sum of the Loss Ratio and Expense Ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on losses (including loss adjustment expenses) and underwriting expenses.

      RSUI's 2003 third quarter gross premiums written include $320.0 million of unearned premiums which were acquired with RSUI in July 2003, as well as $169.9 million of gross premiums written since acquisition, reflecting continued strong markets in its lines of business. In addition, RSUI's 2003 third quarter results reflect pre-tax catastrophe losses of approximately $10.0 million due to the East Coast blackout in August 2003 and approximately $4.8 million due to Hurricane Isabel in September 2003.

      CATA's 2003 third quarter results reflect a $3.3 million pre-tax reduction in loss reserves due to better than expected loss emergence in the current year following an independent actuarial review, an increase in gross premiums written due to price increases and increased submission activity in its property and casualty lines of business. CATA's 2003 third quarter results also reflect the recording of additional prior year loss reserve development of $3.4 million pre-tax ($1.4 million of which was pursuant to an arbitration settlement) related to assumed reinsurance treaties written prior to 1980. CATA has commenced a review of claims and coverages related to its assumed reinsurance reserves and expects to complete such review in the 2003 fourth quarter, prior to its next independent actuarial review. Should such review result in the need for an increase in assumed reinsurance reserves, such increase would be reflected as an expense in the Company's statement of earnings in the period in which the determination is made.

      Although the results of RSUI and CATA reflect their continued ability to achieve rate increases across their lines of business, rates have increased at a slower rate or declined in certain lines of business, particularly with respect to RSUI's property line of business.

      In connection with the acquisition of RSUI, AIHL also acquired RSUI Indemnity Company ("RIC") to write business on an admitted basis, and RIC acquired Landmark American Insurance Company ("Landmark") to write business on a non-admitted basis. In order to be able to write admitted business in a state, a company must be licensed by the state and become subject to the state's form and rate regulations. It is anticipated that it will take up to mid-2004 for RIC to obtain all necessary licenses to be able to write business on an admitted basis in most states, while Landmark (which, as a non-admitted company, is not subject to state form and rate regulations and thus has more flexibility in its rates and coverages for specialized or hard-to-place risks) is currently approved to write business on a non-admitted basis in 48 states. Although R&SA agreed to provide policy issuance services to RIC through June 2004 to cover this regulatory transition period, all of the major rating agencies downgraded the ratings of R&SA's issuing carriers in the 2003 third quarter to levels that have substantially reduced the acceptability of their insurance policies to agents, brokers, and insureds. As an alternative, RSUI has been offering coverage written by Landmark on a non-admitted basis for classes of business predominantly written on an admitted basis. This may reduce RSUI's premium volume for those classes of business that are predominantly written on admitted paper, including the excess umbrella liability and general liability insurance lines.

      World Minerals recorded pre-tax earnings of $6.9 million on revenues of $67.4 million in the 2003 third quarter, compared with pre-tax earnings of $7.3 million on revenues of $65.6 million in the 2002 third quarter, and pre-tax earnings of $18.3 million on revenues of $198.6 million in the first nine months of 2003, compared with pre-tax earnings of $18.0 million on revenues of $189.4 million in the first nine months of 2002. The 2003 nine-month results reflect the favorable impact of the strengthening of the Euro and pound sterling against the dollar (had foreign exchange rates remained constant with those of the first nine months in 2002, World Minerals' revenues would have been approximately flat), lower margins due to competitive pricing pressures and increased labor and benefit costs.

      As of September 30, 2003, the Company beneficially owned approximately
11.6 million shares, or 3.1 percent, of the outstanding common stock of Burlington Northern

Santa Fe Corporation, which had an aggregate market value on that date of approximately $335.7 million, or $28.87 per share. The aggregate cost of such shares is approximately $138.1 million, or $11.88 per share.

      The Company has previously announced that it may purchase shares of its common stock in open market transactions from time to time. In the third quarter of 2003, the Company did not purchase any shares of its common stock. As of September 30, 2003, the Company had 7,487,885 shares of common stock outstanding (which includes the stock dividend declared in March 2003).

      The Company's results in the first nine months of 2003 are not indicative of operating results in future periods. On September 26, 2003, the Company borrowed $25.0 million under its three-year credit agreement for the purpose of making equity investments. The Company repaid in full such borrowings on November 12, 2003. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.

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

      The table below presents a sensitivity analysis of the debt securities of the Company and its insurance subsidiaries that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential changes in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected period of time. In this sensitivity analysis model, the Company uses fair values to measure the potential change, and a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating a hypothetical September 30, 2003 ending price based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing such hypothetical ending price to actual ending price and multiplying the difference by the par outstanding.

SENSITIVITY ANALYSIS
At September 30, 2003
(dollars in millions)


Interest Rate Shifts                -300         -200        -100           0        100         200         300
                                    ----         ----        ----           -        ---         ---         ---
ASSETS
Debt securities                    839.3        832.7       814.5       774.8      772.8       752.1       732.7
Estimated change in value           64.5         57.9        39.7          --       (2.0)      (22.7)      (42.1)

LIABILITIES
Parent and subsidiaries' debt      183.8        183.8       183.4       183.9      184.5       185.1       185.7
Estimated change in value           (0.1)*       (0.1)       (0.5)         --        0.6         1.2         1.8


*The weighted average interest rate for parent and subsidiaries' debt is 2.73%. For purposes of this table, no change in value of such debt is reflected below -200 basis points as any decrease in interest rates greater than 273 basis points (or 2.73%) would result in an effective interest rate of 0%.

      The Company's 2002 Form 10-K provides a more detailed discussion of the market risks affecting its operations. Based on the Company's estimates as of September 30, 2003, no material change has occurred in its assets and liabilities, as compared with amounts disclosed in its 2002 Form 10-K.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

      (c) Recent Sales of Unregistered Securities.

      On July 15, 2003, the Company issued 867 shares of common stock to Paul F. Woodberry, a director of Alleghany Properties, Inc., a wholly owned subsidiary of the Company, pursuant to a long-term incentive arrangement with the Company in respect of sales of real estate assets by Alleghany Properties, Inc. The issuance of common stock was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

            On August 25, 2003, the Company sold 10,000 shares of common stock to Weston M. Hicks, Executive Vice President of the Company, for a purchase price of $200.185 per share. The sale was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as a transaction not involving a public offering. Pursuant to a Restricted Stock Unit Matching Grant Agreement dated as of October 7, 2002 with Mr. Hicks, which provided for the grant of two restricted stock units for each share of common stock purchased by Mr. Hicks on or before September 30, 2003, the Company granted 20,000 restricted stock units to Mr. Hicks on August 25, 2003. Mr. Hicks paid no consideration for such units. Upon the satisfaction of vesting and certain other conditions, the restricted stock units are payable in cash, shares of common stock or a combination thereof, based on the fair market value on the payment date of a number of shares of common stock equal to the number of restricted stock units in respect of which Mr. Hicks is entitled to payment.

      The above does not include unregistered issuances of the Company's common stock that did not involve a sale, consisting of issuances of common stock and other securities pursuant to employee incentive plans.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits.

 Exhibit Number                     Description
 --------------                     -----------
      10.1        Assignment and Assumption Agreement, dated as of July 1, 2003, by and between AIHL and Underwriters Reinsurance Company
                  (regarding the transfer of rights under the Stock Purchase
                  Agreement, dated as

 Exhibit Number                     Description
 --------------                     -----------
                  of June 6, 2003, by and between AIHL and Guaranty National
                  Insurance Company).

      10.2        RIC Quota Share Reinsurance Agreement, dated as of September
                  2, 2003, by and between Landmark and RIC (the "RIC (Landmark)
                  Quota Share Reinsurance Agreement").

      10.3        List of Contents of Exhibits and Schedules to the RIC
                  (Landmark) Quota Share Reinsurance Agreement. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

      10.4        RIC Administrative Services Agreement, dated as of September
                  2, 2003, by and between RIC and Landmark (the "RIC (Landmark)
                  Administrative Services Agreement").

      10.5        List of Contents of Exhibits and Schedules to the RIC
                  (Landmark) Administrative Services Agreement. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

      10.6        Assumption of Liabilities Agreement, dated as of September 2,
                  2003, by and between Landmark and RIC.

      10.7        Amendment to the Trust Agreement, dated as of September 2,
                  2003, amending the Trust Agreement, dated as of July 1, 2003, by and among RIC, Royal Surplus Lines Insurance Company,
                  Landmark, RIC (f/k/a Underwriters Reinsurance Company) and
                  LaSalle Bank National Association, as Trustee.

      10.8 Amendment to the Assignment of Net Premium Receivables, dated as of September 2, 2003, amending the Assignment of Net
                  Premium Receivables, dated as of July 1, 2003, by and between LaSalle Bank National Association and RIC, Royal Surplus Lines
                  Insurance Company and Landmark.

      10.9 Amendment to the Assignment of Reinsurance Recoverables, dated as of September 2, 2003, amending the Assignment of Reinsurance Recoverables, dated as of July 1, 2003, by and among RIC (f/k/a Underwriters Reinsurance Company),

 Exhibit Number                     Description
 --------------                     -----------
                  LaSalle Bank National Association , RIC, Royal Surplus Lines
                  Insurance Company and Landmark.

      10.10 Third Amendment to 364-Day Revolving Credit Agreement, dated as of September 30, 2003, amending the 364-Day Revolving
                  Credit Agreement, dated as of June 14, 2002, by and among the Company, the Banks named therein and U.S. Bank National
                  Association, as agent for the Banks.

      10.11 Fourth Amendment to 364-Day Revolving Credit Agreement, dated as of October 17, 2003, amending the 364-Day Revolving Credit
                  Agreement, dated as of June 14, 2002, by and among the Company, the Banks named therein and U.S. Bank National
                  Association, as agent for the Banks.

      10.12 Fifth Amendment to 364-Day Revolving Credit Agreement, dated as of November 10, 2003, amending the 364-Day Revolving Credit
                  Agreement, dated as of June 14, 2002, by and among the Company, the Banks named therein and U.S. Bank National
                  Association, as agent for the Banks.

      10.13 Second Amendment to Three-Year Revolving Credit Agreement, dated as of October 17, 2003, amending the Three-Year
                  Revolving Credit Agreement, dated as of June 14, 2002, among the Company, the Banks named therein and U.S. Bank National
                  Association, as agent for the Banks.

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

      32.2        Certification of the Chief Financial Officer pursuant to 18
                  U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This

 Exhibit Number                     Description
 --------------                     -----------
                  exhibit shall not be deemed "filed" as a part of this Report on Form 10-Q.

      (b) Reports on Form 8-K.

      On November 13, 2003, the Company furnished a report on Form 8-K under
Item 12 thereof regarding a press release reporting on the Company's financial results as of and for the quarter ended September 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ALLEGHANY CORPORATION
                                        Registrant

Date: November 13, 2003                 /s/ David B. Cuming
                                        David B. Cuming
                                        Senior Vice President
                                        (and chief financial officer)