Form 10-K
period 2003-12-31
ALLEGHANY CORP /DE
filed 2004-02-26
CIK 775368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

                          Commission file number 1-9371

                              ALLEGHANY CORPORATION
      ---------------------------------------------------------------------
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

Common Stock, $1.00 par value                    New York Stock Exchange

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

As of June 30, 2003, 7,458,192 shares of Common Stock were outstanding, and the aggregate market value (based upon the closing price of these shares on the New York Stock Exchange) of the shares of Common Stock of Alleghany Corporation held by non-affiliates was $1,132,141,804.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated part(s) of this Report:

                                                                         Part
                                                                         ----
Annual Report to Stockholders of Alleghany                             I and II
Corporation for the year 2003

Proxy Statement relating to Annual Meeting                             III
of Stockholders of Alleghany Corporation
to be held on April 23, 2004

                              ALLEGHANY CORPORATION
                           Annual Report on Form 10-K
                      for the year ended December 31, 2003

                                Table of Contents

                      Description                                                            Page
                      -----------                                                            ----
                                     PART I
Item 1.               Business                                                                 5

Item 2.               Properties                                                              32

Item 3.               Legal Proceedings                                                       39

Item 4.               Submission of Matters to a Vote of Security Holders                     39

Supplemental Item     Executive Officers of Registrant                                        40

                                     PART II

Item 5.               Market for Registrant's Common Equity and Related
                      Stockholder Matters                                                     41

Item 6.               Selected Financial Data                                                 42

Item 7.               Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                               42

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk              42

Item 8.               Financial Statements and Supplementary Data                             42

Item 9.               Changes in and Disagreements With Accountants on Accounting
                      and Financial Disclosure                                                42

Item 9A.              Controls and Procedures                                                 42

                      Description                                                            Page
                      -----------                                                            ----
                                    PART III

Item 10.              Directors and Executive Officers of Registrant                          43

Item 11.              Executive Compensation                                                  43

Item 12.              Security Ownership of Certain Beneficial Owners and
                      Management                                                              44

Item 13.              Certain Relationships and Related Transactions                          46

Item 14.              Principal Accountant Fees and Services                                  46

                                     PART IV

Item 15.              Exhibits, Financial Statement Schedules and Reports on Form 8-K         47

                      Signatures                                                              73

                       Index to Financial Statement Schedules                                 74

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

         Alleghany's principal executive offices are located at 375 Park Avenue, New York, New York 10152 and its telephone number is (212) 752-1356. Alleghany is engaged, through its subsidiary Alleghany Insurance Holdings LLC ("AIHL") and its subsidiaries, RSUI Group, Inc. ("RSUI"), Capitol Transamerica Corporation ("Capitol Transamerica"), Darwin Professional Underwriters, Inc. ("Darwin") and Platte River Insurance Company ("Platte River"), in the property and casualty and fidelity and surety insurance businesses. Through its subsidiaries World Minerals Inc. ("World Minerals"), Celite Corporation ("Celite") and Harborlite Corporation ("Harborlite") and their subsidiaries, Alleghany is engaged in the industrial minerals business. Alleghany also conducts a steel fastener importing and distribution business through its subsidiary Heads & Threads International LLC ("Heads & Threads"). Through its subsidiary Alleghany Properties, Inc. ("Alleghany Properties"), Alleghany owns and manages properties in California.

         On July 1, 2003, AIHL completed the acquisition of Resurgens Specialty Underwriting, Inc. ("Resurgens Specialty"), a specialty wholesale underwriting agency, from Royal Group, Inc., a subsidiary of Royal & SunAlliance Insurance Group plc ("R&SA"), for cash consideration, including capitalized expenditures, of approximately $116.0 million. Resurgens Specialty became a subsidiary of RSUI. In connection with the acquisition of Resurgens Specialty, on June 30, 2003, RSUI acquired RSUI Indemnity Company ("RIC"), to write admitted business underwritten by Resurgens Specialty, from Swiss Re America Holding Corporation for consideration of approximately $19.7 million, $13.2 million of which represented consideration for RIC's investment portfolio. On September 2, 2003, RIC purchased Landmark American Insurance Company ("Landmark") to write non-admitted business underwritten by Resurgens Specialty, from R&SA for cash consideration of $33.9 million, $30.4 million of which represented consideration for Landmark's investment portfolio. R&SA contractually retained all of the loss and loss adjustment expenses liabilities of Landmark that existed at the time of the sale. RIC and Landmark were further capitalized by Alleghany in an aggregate amount of approximately $520.0 million.

         On January 4, 2002, Alleghany completed the acquisition of Capitol Transamerica. The total purchase price paid by Alleghany was approximately $182.0 million. Contemporaneous with the acquisition of Capitol Transamerica, Alleghany purchased Platte River for approximately $40.0 million. The seller contractually retained all of the loss and loss adjustment expenses liabilities of Platte River that existed at the time of the sale.

         Until November 5, 2001, Alleghany was also engaged, through its subsidiary Alleghany Underwriting Holdings Ltd. ("Alleghany Underwriting") and its subsidiaries, in the global property and casualty insurance and reinsurance business at Lloyd's of London. On that date, AIHL completed the disposition of Alleghany Underwriting to Talbot Holdings Ltd., a new Bermuda holding company formed by certain principals of the Black Diamond Group and the senior management of Alleghany Underwriting. AIHL recorded an after-tax loss of $50.5 million on the disposition of this Lloyd's of London insurance operation. Consideration for the sale included a warrant which entitled AIHL to recover a portion of any residual capital of Alleghany Underwriting as determined upon the closure of the 2001 Lloyd's year of account. A nominal value was ascribed to the warrant in computing the loss on the sale of Alleghany Underwriting. In connection with the sale, AIHL provided a $25.0 million letter of credit to support business written by a new Talbot syndicate for the 2002 Lloyd's year of account while Talbot sought new capital. AIHL subsequently agreed that the capital provided by its letter of credit would also support business written by the syndicate for the 2003 and 2004 Lloyd's years of account, in exchange for reductions in the amount of the letter of credit to $15.0 million in January 2003 and $10.0 million in December 2003 as a result of the infusion of new capital into the syndicate. Pursuant to AIHL's agreement with the syndicate, the syndicate will use its best efforts to extinguish AIHL's commitment under the reduced letter of credit no later than June 30, 2006. In light of its disposition, Alleghany Underwriting has been classified as a discontinued operation.

         Until February 1, 2001, Alleghany was also engaged, through its subsidiary Alleghany Asset Management, Inc. ("Alleghany Asset Management") and its subsidiaries, in the financial services business. On that date, Alleghany Asset Management merged into a wholly owned subsidiary of ABN AMRO North America Holding Company. Alleghany received cash proceeds of $825.0 million and recorded an after-tax gain of approximately $474.8 million, or approximately $63.14 per share, excluding certain expenses relating to the closing of the sale. In light of the transaction, Alleghany Asset Management has been classified as a discontinued operation.

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

         During 1994 and early 1995, Alleghany and its subsidiaries acquired a substantial number of shares of common stock of Santa Fe Pacific Corporation ("Santa Fe"). On September 22, 1995, Santa Fe and Burlington Northern, Inc. merged under a new holding company named Burlington Northern Santa Fe Corporation ("BNSF"). As a result of the merger, the shares of Santa Fe beneficially owned by Alleghany were converted into shares of BNSF. As of February 25, 2004, Alleghany owned 8.0 million shares of BNSF, or approximately
2.1 percent of BNSF's currently outstanding common stock. BNSF owns one of the largest railroad networks in North America, with 33,000 route miles covering 28 states and two Canadian provinces.

         In 2003, Alleghany studied a number of potential acquisitions. Alleghany intends to continue to expand its operations through internal growth at its subsidiaries as well as through possible operating company acquisitions and investments.

         Reference is made to Items 7 and 8 of this Report for further information about the business of Alleghany in 2003. The consolidated financial statements of Alleghany, incorporated by reference in Item 8 of this Report, include the accounts of Alleghany and its subsidiaries for all periods presented.

         Alleghany does not maintain a web site and therefore does not post its annual reports on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, its Financial Personnel Code of Ethics, Code of Business Conduct and Ethics or the charters for its Audit, Compensation and Nominating committees on-line. However, stockholders may obtain, free of charge, copies of any such reports or documents upon request to the Secretary of Alleghany. Alleghany's current and periodic reports, which are filed with the U.S. Securities and Exchange Commission (the "SEC"), may also be obtained through the SEC's website at www.sec.gov.

PROPERTY AND CASUALTY/FIDELITY AND SURETY INSURANCE BUSINESSES

General Description of Business

         AIHL is a holding company for Alleghany's property and casualty and fidelity and surety insurance operations which are conducted through RSUI, headquartered in Atlanta, Georgia, Capitol Transamerica and Platte River, headquartered in Madison, Wisconsin and Darwin, headquartered in Farmington, Connecticut. Unless noted, references to AIHL include the operations of RSUI, Capitol Transamerica, Platte River and Darwin.

         RSUI, which includes the operations of Resurgens Specialty, RIC and Landmark, underwrites specialty insurance coverages in the property, umbrella/excess liability, general liability, directors and officers liability and professional liability lines of business. RSUI writes business on an admitted basis primarily through RIC in states where RIC is licensed and subject to the applicable state's form and rate regulations. RSUI writes business on an approved, non-admitted basis primarily through Landmark, which, as a non-admitted company, is not subject to state form and rate regulations and thus has more flexibility in its rates and coverages for specialized or hard-to-place risks. As of December 31, 2003, Landmark was approved to write business on a non-admitted basis in 48 states.

         Landmark and RIC entered into a quota share arrangement, effective as of September 1, 2003, whereby Landmark cedes 90 percent of all premiums and losses to RIC. As of December 31, 2003, the statutory surplus of RIC and Landmark was approximately $566.0 million and $61.9 million, respectively. RSUI's subsidiaries, RIC and Landmark, are rated A (Excellent) by A.M. Best Company, Inc. ("A.M. Best"), an independent organization that analyzes the insurance industry.

         Capitol Transamerica, primarily through its wholly-owned subsidiaries Capitol Indemnity Corporation ("Capitol Indemnity") and Capitol Specialty Insurance Company ("CSIC"), operates in 45 states with a geographic concentration in the Midwestern and Plains states. Capitol Indemnity conducts its business on an admitted basis, and CSIC conducts its business on an approved, non-admitted basis, through independent and general insurance agents that write primarily specialty lines of property and casualty insurance for certain types of businesses or activities, including barber and beauty shops, bowling alleys, contractors, restaurants and taverns. Capitol Indemnity also writes fidelity and surety bonds, including contractors' performance and payment bonds, license/permit bonds, fiduciary bonds, judicial bonds and commercial fidelity bonds.

Platte River is licensed in 50 states and operates in conjunction with Capitol Indemnity by providing commercial surety products. Platte River also offers pricing flexibility in those jurisdictions where both Capitol Indemnity and Platte River are licensed. The property and casualty business of Capitol Transamerica accounted for approximately 65 percent of gross written premium in 2003, while the fidelity and surety business accounted for the remainder. Capitol Indemnity and Platte River entered into a pooling agreement, effective as of January 1, 2002, whereby Capitol Indemnity and Platte River agreed to share their aggregate insurance risks. Under this agreement, Capitol Indemnity is liable for 90 percent of the shared risks and Platte River is liable for 10 percent. As of December 31, 2003, the statutory surplus of Capitol Indemnity and Platte River was $140.3 million and $28.7 million, respectively. Capitol Indemnity, CSIC and Platte River are rated A+ (Superior) by A.M. Best.

         Darwin, which commenced operations in May 2003, is 80 percent owned by AIHL and 20 percent owned by certain members of Darwin's management through participation in a restricted stock plan. Darwin underwrites specialty liability insurance coverages in the directors and officers liability, errors and omissions liability and medical malpractice liability lines of business as an underwriting manager for Platte River and certain subsidiaries of Capitol Transamerica, pending the establishment of a separate insurance carrier for Darwin business.

         In general, property insurance protects an insured against financial loss arising out of loss of property or its use caused by an insured peril. Casualty insurance protects the insured against financial loss arising out of the insured's obligation to others for loss or damage to persons or property. Although both property and casualty insurance may involve a high degree of loss volatility, property losses are generally reported within a relatively short time period after the event; in contrast, there tends to be a significant time lag in the reporting and payment of casualty claims. In 2003, approximately 55 percent of AIHL's property and casualty gross premium written was property and 45 percent was casualty.

         Surety bonds are three-party agreements in which the issuer of the bond (the surety) joins with a second party (the principal) in guaranteeing to a third party (the owner/obligee) the fulfillment of some obligation on the part of the principal to the owner/obligee. A surety is generally entitled to recover from the principal any losses and expenses paid to an owner/obligee. Surety bond premiums primarily reflect the type and class of risk and related costs associated with both processing the bond application, evaluating the risks involved and investigating the principal, including, if necessary, an analysis of the principal's creditworthiness and ability to perform.

         There are three broad types of fidelity and surety products--contract surety bonds, commercial surety bonds and fidelity bonds. Contract surety bonds secure a contractor's performance and/or payment obligation with respect to a construction project and are generally required by federal, state and local governments for public works projects. Commercial surety bonds include all surety bonds other than contract surety bonds and cover obligations typically required by law or regulation, such as license and permit coverage. Fidelity bonds cover losses arising from employee dishonesty. In 2003, approximately 65 percent of AIHL's surety and fidelity gross premium written was commercial surety, 33 percent was contract surety and 2 percent was fidelity.

Marketing

         At December 31, 2003, RSUI conducted its insurance business through approximately 170 independent wholesale insurance brokers located throughout the United States and two managing general agents. RSUI's wholesale brokers are appointed on an individual basis based on management's appraisal of expertise and experience, and only specific locations of a wholesale broker's operations may be appointed to distribute RSUI's products. Producer agreements which stipulate premium collection, payment terms and commission arrangements are in place with each wholesale broker. No wholesale broker holds underwriting, claims or reinsurance authority, with the exception of binding authority arrangements with two wholesale brokers for small, specialized coverages. RSUI's top five producing wholesale brokers accounted for approximately 47 percent of gross premiums written by RSUI in 2003. RSUI's top producing wholesale broker, Swett & Crawford Group, accounted for approximately 17.0 percent of AIHL's gross premiums written in 2003.

         Capitol Transamerica conducts its insurance business through independent and general insurance agents located throughout the United States, with a concentration in the Midwestern and Plains states. At December 31, 2003, Capitol Transamerica had approximately 850 local agents and 30 general agents licensed to write property and casualty and fidelity and surety coverages, as well as approximately 250 local agents licensed only to write surety coverages. The general agents write very little fidelity and surety business and have full quoting and binding authority within the parameters of their agency contracts with respect to property and casualty business they write. Local agents have binding authority for certain business owner policy products, including workers' compensation, and non-contract surety products. No agent had writings in excess of 10 percent of AIHL's gross premiums written in 2003.

         At December 31, 2003, Darwin conducted its insurance business primarily through 40 independent wholesale insurance brokers located throughout the United States as well as approximately 19 specialty retail insurance brokers.

Underwriting Operations

         RSUI's underwriting philosophy is based on handling only product lines in which its underwriters have strong underwriting expertise. RSUI generally focuses on higher severity, lower frequency specialty risks that can be effectively "desk underwritten" without the need for up-front inspection/engineering reviews. RSUI tracks underwriting results for each of its underwriters and believes that the underwriting systems and applications it has in place facilitate efficient underwriting and high productivity levels. Underwriting authority is delegated on a "top-down" basis ultimately to individual underwriters based on experience and expertise. Such authority is in writing and addresses maximum limits, excluded classes and coverages and premium size referral. Referral to a product line manager is required for risks exceeding an underwriter's authority. RSUI applies extensive risk control techniques to ensure that catastrophe exposures remain within specified parameters. On a monthly basis, RSUI models estimated losses from a 250-year event and sets its maximum risk level exposures based on this estimate. Underwriting guidelines are implemented and adjusted to maintain the estimated maximum exposure within the pre-established limits. The modeled exposure estimates are also used to structure various quota share reinsurance and catastrophe excess of loss reinsurance covers to protect RSUI's surplus from unexpected catastrophic events.

         Capitol Transamerica's underwriting strategy emphasizes underwriting profitability. Key elements of this strategy are prudent risk selection, appropriate pricing and coverage customization. All accounts are reviewed on an individual basis to determine underwriting acceptability. Capitol Transamerica and Platte River are subscribers to the Insurance Service Organization ("ISO"), an insurance reference resource recognized by the insurance industry. All underwriting procedures, rates and contractual coverage obligations are based on procedures and data developed by the ISO. Capitol Transamerica determines underwriting acceptability by type of business, claims experience, length of time in business and business experience, age and condition of premises occupied and financial stability. Information is obtained from, among other sources, agent applications, financial reports and on-site loss control surveys. If an account does not meet predetermined acceptability parameters, coverage is declined. If an in-force policy becomes unprofitable due to extraordinary claims activity or inadequate premium levels, a non-renewal notice is issued in accordance with individual state statutes and rules.

         Darwin's underwriting strategy focuses on long-term consistent underwriting profitability. The key elements of this strategy are an underwriting approach focused on disciplined analysis, appropriate pricing based on the actual risk and attachment level and the granting of appropriate coverage, accompanied by multi-level underwriting and actuarial reviews of accounts. Formal rating strategies and plans have been adopted for each line of business based upon filed rating plans and industry results. Darwin determines underwriting acceptability by type of business, company experience, claims experience, experience of the insured's management team, financial stability and other relevant factors. Information is obtained from, among other sources, application forms, underlying insurance coverage, company policies and procedures, loss experience, financial condition, public disclosures and interviews with the insured's management team. If an account does not meet acceptability parameters, coverage is declined. Prior to renewal, claims activity is reviewed to ensure that profitability assumptions were correct and the information obtained during the initial underwriting of the insured is updated.

Terrorism Risk Insurance Act of 2002

         The Terrorism Risk Insurance Act of 2002 (the "Terrorism Act") established a program under which the federal government will reimburse insurers for losses arising from certain acts of international terrorism. The Terrorism Act requires that all licensed insurers must offer terrorism coverage on most commercial lines of business. The coverage requirements terminate at the end of 2004, unless the U.S. Secretary of the Treasury extends them to 2005.

         Under the program, an act must be certified by the U.S. Secretary of the Treasury for it to constitute an act of terrorism. The definition of terrorism excludes domestic acts of terrorism or acts of terrorism committed in the course of a war declared by Congress. Losses arising out of the act of terrorism must exceed $5.0 million. If an event is certified as an act of terrorism, the federal government will reimburse losses up to an aggregate limit of $100.0 billion in any year.

         Each insurer is responsible for a deductible based on a percentage of direct earned premiums in the previous calendar year. For losses in excess of the deductible, the federal government will reimburse 90 percent of the insurer's loss, up to the insurer's proportionate share of the $100.0 billion. For 2003, an insurer's deductible was 7 percent of the insurer's direct earned premiums earned in 2002. For 2004, the deductible is 10 percent of the insurer's direct earned premiums earned in 2003 and in 2005 the deductible will increase to 15 percent of the insurer's direct earned premium in 2004.

         The Terrorism Act contemplates that affiliated insurers are treated collectively as one entity by the U.S. Treasury Department for purposes of calculating direct earned premiums and, therefore, an insurer's deductible. Because an insurer's deductible is calculated on a group-wide basis, business produced by Resurgens Specialty in 2002 affected computation of the amount of the deductible that would have been payable by R&SA if a certified act of terrorism had occurred in 2003. At the time that AIHL acquired Resurgens Specialty in July 2003, R&SA had in effect an aggregate excess of loss reinsurance contract to cover its deductible payable under the terrorism program. In connection with the acquisition, AIHL and R&SA entered into an arrangement whereby, after the acquisition, RSUI continues to participate in R&SA's aggregate excess of loss reinsurance contract through the date of its expiration, February 27, 2004, and RSUI reimburses R&SA for its allocable share of the premium for such coverage. Following expiration of the current R&SA reinsurance contract, RSUI intends to rely on the coverage provided by The Terrorism Act for the remainder of 2004 and will review its needs for additional reinsurance coverage thereafter.

Outstanding Losses and Loss Adjustment Expenses ("LAE")

         Alleghany's insurance operations establish liabilities or "reserves" on their balance sheets for unpaid losses and LAE under their property and casualty insurance and fidelity and surety contracts. As of any balance sheet date, there are claims that have not yet been reported, and some claims may not be reported for many years after the date a loss occurs. As a result, the liability for unpaid losses and LAE includes significant estimates for claims incurred but not yet reported. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits, and certain claims may take years to settle, especially if legal action is involved. As a result, the liabilities for unpaid losses and LAE include significant judgments, assumptions and estimates made by management relating to the ultimate losses that will arise from the claims. Due to the inherent uncertainties in the process of establishing these liabilities, the actual ultimate loss from a claim is likely to differ, perhaps significantly, from the liability recorded therefor.

         Alleghany's insurance operations use a variety of techniques that employ significant judgments and assumptions to establish the liabilities for unpaid losses and LAE recorded at the balance sheet date. These techniques include detailed statistical analysis of past claim reporting, settlement activity, claim frequency, internal loss experience, changes in pricing or coverages and severity data when sufficient information exists to lend statistical credibility to the analysis. More subjective techniques are used when statistical data is insufficient or unavailable. These liabilities also reflect implicit or explicit assumptions regarding the potential effects of future inflation, judicial decisions, changes in laws and recent trends in such factors.

         Alleghany's insurance operations establish liabilities for unpaid losses and LAE by considering a range of estimates and recording their best estimate within that range. Alleghany's insurance operations continually evaluate the potential for changes, both positive and negative, in their estimates of such liabilities and use the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for unpaid losses and LAE established in prior years, such liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid losses and LAE, both positive and negative, are reflected in Alleghany's financial results in the periods in which such adjustments are made and are referred to as prior year development. Because of the high level of uncertainty regarding the setting of liabilities for unpaid losses and LAE, it is the practice of each of Alleghany's insurance operations to engage an outside actuary to evaluate on a periodic basis the adequacy of these liabilities.

Asbestos, Environmental Impairment and Mold Claims Reserves

         AIHL's reserve for losses and LAE includes amounts for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance of certain general liability and commercial multiple-peril coverages assumed by Capitol Indemnity between 1969 and 1976. Capitol Indemnity exited this business in 1976. Reserves for asbestos and environmental impairment claims cannot be estimated with traditional loss reserving techniques because of uncertainties that are greater than those associated with other types of claims. Factors contributing to those uncertainties include a lack of historical data, the significant period of time that has elapsed between the occurrence of the loss and the reporting of that loss to the primary insurer and the reinsurer, uncertainty as to the number and identity of insureds with potential exposure to such risks, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability. Such uncertainties are not likely to be resolved in the near future.

         Promptly after its acquisition by Alleghany in January 2002, Capitol Transamerica's management commenced a program to settle, or position for commutation, Capitol Indemnity's assumed reinsurance treaties and make appropriate payments on a timely basis when deemed necessary. Since January 2002, Capitol Indemnity has experienced an increase in paid losses on its assumed reinsurance runoff related to such treaties, which was initially attributed to a change in Capitol Transamerica's settlement philosophy. Upon completion in 2003 of an actuarial study undertaken by management, it was determined that the increase in paid losses related to the treaties reflected developments in the underlying claims environment, particularly with respect to asbestos related claims, and, accordingly, Capitol Transamerica strengthened its reserves related to such assumed reinsurance coverages in the amount of $21.9 million.

         The reconciliation of the beginning and ending aggregate reserves for unpaid losses and LAE related to asbestos and environmental impairment claims of AIHL, excluding any such reserves which are a part of Platte River reserves guaranteed by the seller of Platte River to Alleghany, for the years 2002 and 2003 is shown below (in thousands):

      Reconciliation of Asbestos-Related Claims Reserves for Losses and LAE

                                                      2003        2002
                                                    --------    --------
Reserves as of January 1.........................   $  2,944    $      0

Reserves incurred ...............................     24,985       3,244

Paid losses......................................     (3,148)       (300)
                                                    --------    --------
Reserves as of December 31.......................   $ 24,781    $  2,944

Type of reserves

  Case...........................................   $  4,046    $  1,243

  IBNR...........................................     20,735       1,701
                                                    --------    --------
Total............................................   $ 24,781    $  2,944
                                                    ========    ========

  Reconciliation of Environmental Impairment Claims Reserves for Losses and LAE

                                                      2003        2002
                                                    --------    --------
Reserves as of  January 1 .......................   $  4,416    $      0

Reserves incurred ...............................       (659)      4,867

Paid losses......................................       (423)       (451)
                                                    --------    --------
Reserves as of December 31.......................   $  3,334    $  4,416
                                                    ========    ========

Type of reserves

  Case...........................................   $    545    $  1,865

  IBNR...........................................      2,789       2,551
                                                    --------    --------
Total............................................   $  3,334    $  4,416
                                                    ========    ========

      AIHL's subsidiaries have experienced limited mold claims to date and have exclusions for mold claims in their policies. As of December 31, 2003, aggregate reserves for mold exposure for AIHL's operating units were less than $0.9 million.

Net Loss and LAE Reserves

         The reconciliation between the aggregate net loss and LAE reserves of AIHL reported in the annual statements filed with state insurance departments prepared in accordance with SAP and those reported in AIHL's consolidated financial statements prepared in accordance with GAAP for the last two years is shown below (in thousands):

         Reconciliation of Reserves for Losses and LAE from SAP Basis to GAAP Basis

                                                       2003           2002
                                                    ----------     ----------
Statutory reserves...............................   $  277,282     $  114,925
Reinsurance recoverables.........................      178,702(1)     144,766(2)
Purchase accounting adjustment...................       (1,320)        (1,647)
Funds withheld from ceding companies (3)                    --            427
                                                    ----------     ----------
GAAP reserves....................................   $  454,664     $  258,471
                                                    ==========     ==========

------------------------
(1) Excludes $12,067 of current reinsurance receivables, and includes reinsurance receivables of $91,950 due from the seller of Platte River and $37,261 due from the seller of Landmark.

(2) Excludes $2,713 of current reinsurance receivables, and includes reinsurance receivables of $142,501 due from the seller of Platte River.

(3) These amounts are included in reserves for GAAP purposes but appear as separate line items for SAP purposes.

         The reserves for unpaid losses and LAE related to asbestos and environmental impairment claims reported in the annual statements filed with state insurance departments prepared in accordance with statutory accounting practices ("SAP") and those reported in AIHL's consolidated financial statements prepared in accordance with GAAP for the year ended December 31, 2003 were identical.

The reconciliation of beginning and ending aggregate reserves for unpaid losses and LAE of AIHL for the last two years is shown below (in thousands):

                  Reconciliation of Reserves for Losses and LAE

                                                       2003          2002
                                                    ----------    ----------
Reserves as of January 1.........................   $  258,471    $       --
Reserves acquired................................       14,573       266,688
Less: reinsurance recoverables...................      159,766       179,512
                                                    ----------    ----------
Net reserves.....................................      113,278        87,176
                                                    ==========    ==========

Incurred loss, net of reinsurance, related to:
   Current year..................................      229,519        82,639
   Prior years...................................       20,683        17,869(1)
                                                    ----------    ----------
Total incurred loss, net of reinsurance..........      250,202       100,508
                                                    ----------    ----------
Paid loss, net of reinsurance, related to:
   Current year..................................       40,122        28,562
   Prior years...................................       47,396        45,417
                                                    ----------    ----------
Total paid loss, net of reinsurance..............       87,518        73,979
                                                    ----------    ----------

Reserves, net of reinsurance recoverables,
   as of December 31 ............................      275,962       113,705

Reinsurance recoverables, as of December 31......      178,702(2)    144,766(3)
                                                    ----------    ----------

Reserves, gross of reinsurance recoverables,
   as of December 31.............................   $  454,664    $  258,471
                                                    ==========    ==========

----------------------------
(1) Includes $17,320 of prior years' loss reserves development and $549 relating to amortization which is required to be taken under purchase accounting rules.

(2) Excludes $12,067 of current reinsurance receivables, and includes reinsurance receivables of $91,950 due from the seller of Platte River and $37,261 due from the seller of Landmark.

(3) Excludes $2,713 of current reinsurance receivables, and includes reinsurance receivables of $142,501 due from the seller of Platte River.

Competition

         The property and casualty businesses of RSUI and Darwin compete on a national basis, as does the fidelity and surety business of Capitol Transamerica. Capitol Transamerica's property and casualty business competes on a regional basis with a primary focus on the Midwestern and Plains states. Competitors of each of AIHL's subsidiaries include other primary insurers and new forms of insurance such as alternative self-insurance mechanisms. Many such competitors have considerably greater financial resources and greater experience in the insurance industry and offer a broader line of insurance products than do AIHL's subsidiaries.

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

         Competition in the property and casualty insurance business has historically been cyclical in nature. Typically, a cycle operates as follows. The ability of primary insurers to conduct business is dependent generally upon their ability to purchase reinsurance. A surplus of reinsurers allows primary insurers to obtain reinsurance more cheaply, thereby enhancing profits. Enhanced profits increase the number of primary insurers, which increases competition for business and consequently reduces premium rates. As premium rates fall, the primary insurance business becomes less profitable and insurers profit only at the expense of their reinsurers. As reinsurance becomes less profitable, the reinsurance market contracts, consequently increasing reinsurance rates. Reduced insurance rates and increased reinsurance rates cause the primary insurance market to contract. Competition decreases in a contracted primary insurance market, allowing insurance rates to increase again, thereby enhancing profits of primary insurers. The enhanced profitability of primary insurers can be shared with reinsurers depending on the terms of the individual reinsurance agreements. A profitable reinsurance market generally will again lead to a surplus of reinsurers.

         The dynamics of the surety industry are also cyclical, partly for the same reasons as the property and casualty business described above. Typically, the cycles of surety business and property and casualty business run independent of each other. Currently, the surety industry is experiencing a flattening of price increases for primary coverages after two years of rising prices. The price increases have been driven by catastrophic losses for both primary writers and reinsurers, with the reinsurers sustaining the bulk of the losses. These losses have caused several large primary writers and reinsurers to exit the surety marketplace, creating opportunity for primary writers that can continue to obtain reinsurance at reasonable rates from the remaining reinsurers as a result of favorable loss histories.

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

         AIHL's subsidiaries are subject to regulation in their domiciliary states as well as in the other states in which they do business. Such regulation pertains to matters such as approving policy forms and various premium rates, licensing agents, granting and revoking licenses to transact business and regulating trade practices. The majority of AIHL's insurance operations are in states requiring prior approval by regulators before proposed rates for property or casualty or fidelity or surety insurance policies may be implemented. Insurance regulatory authorities perform periodic examinations of an insurer's market conduct and other affairs.

         Insurance companies are required to report their financial condition and results of operation in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (the "NAIC"). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments, and require minimum capital and surplus levels. Such statutory capital and surplus requirements include risk-based capital ("RBC") rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company's business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company's RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At

December 31, 2003, the total adjusted capital of each of AIHL's insurance subsidiaries exceeded the minimum levels required under RBC rules and each had excess capacity to write additional premiums in relation to these requirements.

         The NAIC annually calculates certain statutory financial ratios for most insurance companies in the United States. These calculations are known as the Insurance Regulatory Information System ("IRIS") ratios. There presently are twelve IRIS ratios. The primary purpose of the ratios is to provide an "early warning" of any negative developments. The NAIC reports the ratios to state regulators who may then contact the companies if three or more ratios fall outside the NAIC's "usual ranges." Based upon calculations as of December 31, 2003, none of AIHL's subsidiaries had more than four IRIS ratios outside the usual ranges.

         AIHL's subsidiaries are required under the guaranty fund laws of most states in which they transact business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. AIHL's subsidiaries also are required to participate in various involuntary pools, principally involving workers' compensation and windstorms. In most states, the involuntary pool participation of AIHL's subsidiaries is in proportion to their voluntary writings of related lines of business in such states.

         In addition to the regulatory requirements described above, a number of current and pending legislative and regulatory measures may significantly affect the insurance business in a variety of ways. These measures include, among other things, tort reform, consumer privacy requirements and financial services deregulation initiatives.

Employees

         AIHL's subsidiaries employed 622 persons as of December 31, 2003, 297 of which were at RSUI and its subsidiaries, 295 of which were at Capitol Transamerica and its subsidiaries and 30 of which were at Darwin.

INDUSTRIAL MINERALS BUSINESS

         On July 31, 1991, a holding company subsidiary of Alleghany acquired all of Manville Corporation's worldwide industrial minerals business, now conducted principally through World Minerals. The former Chairman of the Board of World Minerals currently owns an equity interest of approximately 1.5 percent of World Minerals' immediate parent company.

         World Minerals, headquartered in Santa Barbara, California, is principally engaged in the mining, production and sale of two industrial minerals, diatomite and perlite.

Diatomite

         World Minerals conducts its diatomite business through its Celite subsidiary. Celite is believed to be the world's largest producer of filter-aid grade diatomite, which it markets worldwide under the Celite(R), Diafil(R) and Kenite(R) brand names. Celite also markets filter-aid grade diatomite in Europe under the Primisil(R) brand name and in Latin America and other areas under the Diactiv(R) brand name.

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

         Celite has its world headquarters in Lompoc, California and owns, directly or through wholly owned subsidiaries, diatomite mines and/or processing plants in Lompoc, California; Quincy, Washington; Fernley, Nevada; Murat, France; Alicante, Spain; Arica, Chile; Arequipa, Peru; Ayacucho, Peru; Tuxpan, Mexico; and Guadalajara, Mexico. In addition, World Minerals, through various subsidiaries of Celite, owns controlling interests in three joint ventures of which two are active and engaged in the mining and processing of diatomite in Jilin Province, People's Republic of China ("PRC").

         In 2001, Celite sold its 48.6 percent of Kisilidjan, h.f., a joint venture with the Government of Iceland, which mines and processes diatomite from Lake Myvatn in Iceland, to Allied EFA. Following the sale, Celite retained the exclusive right to sell the diatomite products produced from the Icelandic mine as long as such products continue to be produced. Also in 2001, Celite acquired the diatomite business, including a plant and mining properties, in and around Fernley, Nevada from CR Minerals, LLC.

         Celite's largest diatomite plant and mine is located near Lompoc, California. Celite currently obtains all additional diatomite supplies from its mines in the states of Washington and Nevada and in France, Spain, Mexico, Chile and Peru, from its joint ventures in China and from its former joint venture in Iceland. Celite believes that its diatomite reserves in Washington, Nevada, Mexico, Chile, Peru, and China are generally sufficient to last for at least 20 more years at current rates of production. Reserves are less than 20 years for some ore types at Lompoc, France and Spain. Programs are underway to improve ore reserves at these locations by making improvements to the plants' processing technology and through additional exploration. Celite has substantial ore reserves at several of its mines and sufficient plant capacities that enable it, if necessary, to supply customers from different locations.

         Celite's silicate products are produced from purchased magnesium and calcium compounds and internally supplied diatomite.

Perlite

         World Minerals conducts its worldwide perlite business through its Harborlite subsidiary. World Minerals believes that Harborlite is the world's largest producer of perlite filter aids and that Harborlite, which is also engaged in the business of selling perlite ore, is one of the world's largest merchant producers of perlite ore. These products are marketed worldwide under the Harborlite(R) and Europerl(R) brand names.

         Perlite is a volcanic rock which contains between two percent and five percent natural combined water. When heated rapidly, the natural combined water turns explosively into steam, and the perlite ore "pops" in a manner similar to popcorn, expanding up to twenty times its original volume and creating a soft material with large surface area and correspondingly low density.

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

         The Perlite ore mined at Harborlite's No Agua, New Mexico mine is sold primarily to companies that expand it in their own expansion plants and use it in the manufacture of roofing board, formed pipe insulation and acoustical ceiling tile. Perlite ore for filter aid and certain filler applications is mined at Harborlite's Superior, Arizona mine and is expanded at Harborlite's six expansion plants located in the United States. Expanded perlite is also produced at Harborlite's European expansion plants at Hessle, United Kingdom; Wissembourg, France; Barcelona, Spain and Milan, Italy; from perlite ore obtained from Harborlite's perlite mines at Dikili, Turkey and in Central Turkey; and from merchant ore producers in Europe. In the 2003 fourth quarter, Harborlite announced the closing of its Hessle, United Kingdom expansion plant during 2004. Harborlite's Chilean plant expands perlite obtained from its own deposits in Chile and its Brazil plant expands perlite ore obtained from Harborlite's Turkish mines. Most of the expanded perlite is used as a filter aid in the brewing, food, wine, sweetener, pharmaceutical, chemical and lubricant industries, or as a filler and insulating medium in various construction applications.

         In 2000, Harborlite subsidiaries completed the acquisition of small perlite expansion businesses in the United Kingdom and Spain, which have been merged into existing Harborlite businesses in those countries.

         In 2001, Harborlite acquired a small perlite expansion business in Spain, which was merged into Harborlite's existing operations in Spain, and acquired additional perlite ore reserves in Central Turkey. In 2002, Harborlite acquired the perlite mining and expansion business in Chile and the perlite expansion business in Brazil.

         Harborlite obtains perlite ore in the United States from its No Agua and Superior mines, and believes that its perlite ore reserves at each of these sites are sufficient to last at least 20 more years at the current rates of production. The perlite used by Harborlite for expansion in Europe and Brazil is obtained from Harborlite's two mines in Turkey and from third parties in Europe. Ore reserves at the Turkish mines are believed to be sufficient to last at least 20 more years at the current rates of production. Ore reserves at Harborlite's Chilean mine is believed to be sufficient to last at least 20 more years at the current rates of production.

         World Minerals conducts its business on a worldwide basis, with mining and processing operations in eleven countries. In 2003, approximately 49 percent of World

Minerals' revenues (equal to 12.8 percent of Alleghany's consolidated revenues) were generated by foreign operations, and an additional 11 percent of World Minerals' revenues were generated by export sales from the United States. While World Minerals believes that the international scope of its operations gives it unique competitive advantages, international operations can be subject to additional risks, such as currency fluctuations, changes in foreign legal requirements and political instability. World Minerals closely monitors its methods of operating in each country and adopts strategies responsive to changing economic and political environments.

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

         World Minerals' operating subsidiaries experienced no interruptions in raw materials availability in 2003. Barring unforeseen circumstances, World Minerals anticipates no such interruptions in 2004. Celite and Harborlite believe that they have taken reasonable precautions for the continuous supply of their critical raw materials.

         Many of Celite's and Harborlite's operations use substantial amounts of energy, including electricity, fuel oil, natural gas and propane. In 2001, Celite and Harborlite experienced the effects of unprecedented increases in the costs of electricity (particularly in California) and natural gas, and temporary shutdowns as a result of electricity shortages experienced in California. The electricity shortages did not extend beyond 2001, but higher electricity and natural gas prices are expected to continue into the foreseeable future. Celite and Harborlite have supply contracts for most of their energy requirements. Most of such contracts are for one year or less. Celite and Harborlite have not experienced any energy shortages outside of California and they believe that they have taken reasonable precautions to ensure that their energy needs will be met, barring any unusual or unpredictable developments.

         From the time World Minerals began operations in 1991, none of its customers accounted for 10 percent or more of World Minerals' annual sales.

         World Minerals presently owns, controls or holds licenses either directly or through its subsidiaries to approximately 21 United States and 110 foreign patents and patent applications. Although World Minerals considers all of its patents and licenses to be valuable, World Minerals believes that none of its patents or licenses is by itself material to its business.

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

         In order to bring more focused attention to the unique business needs of various areas of the world, World Minerals reorganized the management of its business in 2000 into three regional sectors. Sales, operations and finance functions are now managed on a regional basis. Administrative, technical and support services are provided to the regional sectors by World Minerals. World Minerals has research and development, environmental control and quality control laboratories at its Lompoc production facilities and quality control laboratories at each of its other production facilities. In 2003, World Minerals spent approximately $2.3 million on company-sponsored research and technical services (in addition to amounts spent on engineering and exploration) related to the development and improvement of its products and services. World Minerals embarked on a major project to upgrade its information technology capabilities in 2000, a process that will continue into 2005.

Competition

         World Minerals believes that Celite is the world's largest producer of filter-aid grade diatomite. The remainder of the market is shared by Celite's four major competitors: Eagle-Picher Minerals (United States), CECA (France), Showa (Japan) and Grefco (United States), and a number of smaller competitors.

         World Minerals believes that Harborlite is the world's largest producer of perlite filter aids and is one of the world's largest merchant producers of perlite ore. Harborlite has two large competitors in the expanded perlite market, Grefco and CECA, and many smaller competitors. Harborlite also has two large competitors in the merchant perlite ore market, Silver & Baryte (Greece) and Grefco, and numerous smaller competitors.

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

         Celite, through the industry-sponsored International Diatomite Producers Association ("IDPA"), has participated in funding several studies to examine in more detail the cancer risk to humans from occupational exposure to crystalline silica. One such study, conducted by the University of Washington on diatomite workers in Lompoc, California (the "Washington Study"), found a modest increase in lung cancer deaths in the cohort compared with national rates (indicated by a standardized mortality ratio ("SMR") equal to 1.43). The SMR compares the number of expected cancer deaths in the cohort with 1, which represents the number of cancer deaths in the population at large. The study also found an increase in non-malignant respiratory disease ("NMRD") (SMR equal to 2.59); this finding was expected because the NMRD category included silicosis resulting from exposures in past decades.

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

         The various agreements covering the purchase of the business of Celite in 1991 provide for the indemnification of the holding company subsidiary of Alleghany which acquired Celite by the various selling Manville entities in respect of any environmental and health claims arising from the operations of the business of Celite prior to its acquisition by the holding company subsidiary. Such commitments of the selling Manville entities will terminate on July 31, 2006 with respect to claims first asserted thereafter.

Employees

         As of December 31, 2003, World Minerals and its consolidated subsidiaries had approximately 1,551 employees worldwide, including 1,080 at Celite and 277 at Harborlite. Approximately 295 of Celite's employees and 36 of Harborlite's employees in the United States are covered by collective bargaining agreements. All of the collective bargaining agreements covering workers at Celite and Harborlite are in full force and effect.

WHOLESALE STEEL FASTENER BUSINESS

         Heads & Threads, headquartered in Bloomingdale, Illinois, is one of the nation's leading importers and distributors of steel fasteners. The Heads and Threads division (owned by Alleghany since 1974) was reorganized in 1999 as Heads & Threads International LLC. Heads & Threads imports and sells commercial fasteners - nuts, bolts, screws, washers, sockets, and anchors - for resale through distributors and packagers that serve original equipment manufacturers, maintenance and repair operators, construction and retail customers. Heads & Threads has five distribution centers and seven warehouses serving major metropolitan areas with same day or next day delivery. Heads & Threads also has a packaging operation that distributes small packages through its Atlas division.

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

         Because Heads & Threads imports the vast majority of its fasteners, it is necessary to forecast inventory requirements from six months to a year in advance to allow time for shipments to reach their destinations in the United States. As a result, Heads & Threads maintains a six- to eight-month supply of inventory due to customer requirements for immediate delivery. Because of the large inventories it holds and the price sensitivity of the market it serves, Heads & Threads' margins can be adversely affected when product replacement costs, and therefore, selling prices, change quickly or dramatically.

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

         At December 31, 2003, Heads & Threads had 247 employees.

REAL ESTATE BUSINESS

         Headquartered in Sacramento, California, Alleghany Properties owns and manages properties in the Sacramento region of California. Such properties include improved and unimproved commercial land and commercial and residential lots. The majority of these properties is located in North Natomas. A considerable amount of activity from developers has occurred in the North Natomas area since 1998, including the construction of more than 8,900 single family homes, 3,100 apartment units, office buildings and several fully-leased regional retail shopping centers. Participating in this growth, Alleghany Properties sold over 360 acres of residential land and 50 acres of commercial property.

         At December 31, 2003, Alleghany Properties had four employees.

Item 2. Properties.

         Alleghany's headquarters is located in leased office space of approximately 16,000 square feet at 375 Park Avenue in New York City.

         World Minerals' headquarters is located in leased premises of approximately 13,000 square feet in Santa Barbara, California. Celite, Harborlite and certain departments of World Minerals share approximately 16,800 square feet of leased premises in Lompoc, California.

         A description of the major plants and properties owned and operated by Celite and Harborlite is set forth below. All of the following properties are owned, with the exception of the following sites, which are leased: Plant # 1 at Quincy, Washington; the plant site at Fernley, Nevada; the headquarters of World Minerals at Santa Barbara; headquarters of Celite and Harborlite at Lompoc, California; the offices at Nanterre, France; Beijing, PRC; Santiago, Chile; Sao Paulo, Brazil; and Izmir, Turkey; and the plant at Wissembourg, France.

            Location and                          Approximate              Product
         Nature of Property                     Square Footage             or Use
         ------------------                     --------------             ------
CELITE:

Lompoc, CA                                             997,410    Diatomite filter aids, fillers,
Production facility;                                              silicates and specialty products
18 multi-story production buildings;
5 one-story warehouse buildings; 6
one-story laboratory buildings; 4
multi-story bulk handling buildings;
6 one-story office buildings; 2
one-story lunch and locker-room
buildings; and 10 one-story shops.

Lompoc, CA                                              16,800    Administrative office
1 one-story building; and 3 units within
1 one-story building.

            Location and                          Approximate              Product
         Nature of Property                     Square Footage             or Use
         ------------------                     --------------             ------
Quincy, WA                                              60,941    Diatomite filter aids and fillers
Production facility;
Plant #1-1 multi-story production
building and 7 one-story buildings.
Plant #2-1 multi-story production
building and 6 one-story buildings.

Fernley, NV                                             21,200    Diatomite filters
Production facility; 1 five-story
processing building; 1 one-story
warehouse and office building; 1
one-story warehouse, office and
packaging building; 1 one-story
truck shed; 1 one-story maintenance
shop; and 1 one-story lab.

Murat, Department of Cantal, France                     77,000    Diatomite filter aids
Production facility;
1 one-story manufacturing building;
2 one-story warehouses; and 1
one-story office building.

Nanterre, France                                         6,600    Sales and administrative offices
1 single floor in a multi-story, rental
office building.

Guadalajara, Mexico                                    116,610    Diatomite filter aids and fillers
Production facility;
2 multi-story production buildings;
2 multi-story pollution-control
buildings; and 20 one-story
buildings.

            Location and                          Approximate              Product
         Nature of Property                     Square Footage             or Use
         ------------------                     --------------             ------
Mexico City, Mexico                                      2,700    Sales and administrative offices
1 single floor condominium.

Arica, Chile                                            50,000    Diatomite filter aids
Production facility;
1 calcined line; 1 administration
building; 1 laboratory; 1 warehouse
building; 1 changing room building;
1 maintenance workshop; and 1
product warehouse.

Santiago, Chile                                          2,500    Offices
1 single floor in a multi-story,
rental office building.

Alicante, Spain                                         70,777    Diatomite filter aids and fillers
Production facility;
2 multi-story manufacturing
buildings; 3 one-story warehouses; 2
one-story office buildings; 1
two-story laboratory; and 3
miscellaneous buildings.

Changbai County,                                        95,000    Diatomite filter aids
Jilin Province, PRC
Production facility;
1 multi-story processing facility; 4
one-story warehouse buildings; 1
multi-story office building; and 4
one-story miscellaneous buildings.

            Location and                          Approximate              Product
         Nature of Property                     Square Footage             or Use
         ------------------                     --------------             ------
Linjiang County,                                        74,665    Diatomite filter aids
Jilin Province, PRC
Production facility;
1 multi-story production facility; 1
two-story office building; 3
one-story warehouse buildings; and 3
one-story miscellaneous buildings.

Linjiang County,                                       142,000    Diatomite filter aids
Jilin Province, PRC
Production facility;
3 multi-story production facilities;
1 one-story office building; 2
one-story warehouse buildings; and 5
one-story miscellaneous buildings.

Beijing, PRC                                             2,700    Offices
1 single floor in a multi-story,
rental office building.

HARBORLITE:

Antonito, CO                                             9,780    Warehouse facilities for perlite ore
1 one-story manufacturing building
and warehouse; 1 one-story office
building; and 1 one-story warehouse.

No Agua, NM                                          40,550    Perlite ore
Production facility;
1 six-story mill building; 1
one-story office and shop building;
and 8 miscellaneous one-story
buildings.

Superior, AZ                                          6,900    Perlite ore
Production facility;
1 one-story warehouse building; and
1 one-story office building.

Escondido, CA                                         8,450    Perlite filter aids
1 one-story warehouse building; and
1 one-story office building.

Green River, WY                                      17,300    Perlite filter aids
1 one-story warehouse building; and
1 one-story office building.

Vicksburg, MI                                        25,050    Perlite filter aids
2 one-story warehouse buildings; and
1 one-story office building.

Youngsville, NC                                      22,500    Perlite filter aids
1 one-story warehouse building; 1
one-story manufacturing building;
and 1 one-story office building.

Quincy, FL                                           18,450    Perlite filter aids
1 one-story warehouse building; 1
one-story manufacturing building;
and 1 one-story office building.

LaPorte, TX                                          23,000    Perlite filter aids and fillers
1 one-story expansion warehouse and
office building.

Wissembourg, France                                   5,000    Perlite filter aids and fillers
A portion of 1 multi-story
production and warehouse building.

Hessle, Humberside,                                  36,700    Perlite filter aids and fillers
United Kingdom
1 one-story manufacturing building;
and 1 two-story office building.

Dikili, Turkey                                       63,200    Perlite crushing mill
Production facility;
1 four-story manufacturing building;
1 one-story warehouse building; 1
one-story raw material warehouse; 1
one-story office building; and 1
one-story maintenance shop.

Izmir, Turkey                                         1,000    Sales and administrative offices
1 single floor in a rental office
building.

Barcelona, Spain                                     70,300    Perlite filter aids and fillers
Production facility;
1 one-story manufacturing and
warehouse building; 1 one-story raw
material warehouse; and 1 two-story
office building.

El Ejido, Spain                                      21,520    Perlite fillers
1 one-story manufacturing building;
1 one-story warehouse; and 1
one-story office building.

Milan, Italy                                         68,600    Perlite filter aids
Production facility;
1 one-story manufacturing/ warehouse
building; 1 one-story raw material
warehouse; and 1 two-story office
building.

Santiago, Chile                                      26,000    Perlite expansion facility
Production facility;
1 ore crushing station; 1
classification and drying line; 3
expansion lines; 1 administration
building; 2 product warehouse
buildings; 1 laboratory; 1 employee
locker facility.

Paulinia, Brazil                                     21,520    Perlite expansion facility
1 expansion line; 1 maintenance
workshop; 1 laboratory; 1
administration building; 1
warehouse; 3 ore silos; 1 employee
locker facility.

Sao Paulo, Brazil                                     2,100    Administrative offices

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

         RSUI leases approximately 115,000 square feet of office space in Atlanta, Georgia for its headquarters and approximately 34,000 square feet of office space in Sherman Oaks, California.

         Capitol Transamerica leases approximately 50,000 square feet of office space in Madison, Wisconsin for its and Platte River's headquarters.

Item 3. Legal Proceedings.

         Alleghany's subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provision on its books, in accordance with generally accepted accounting principles, for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provision is adequate under generally accepted accounting principles as of December 31, 2003.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of 2003.

Supplemental Item. Executive Officers of Registrant.

         The name, age, current position, date elected and five-year business history of each executive officer of Alleghany are as follows:

                           Current Position                        Business Experience
Name               Age      (date elected)                         During Last 5 Years
----               ---     ----------------                        -------------------
F.M. Kirby         84    Chairman of the Board (since 1967)        Chairman of the Board, Alleghany.

John J. Burns, Jr. 72    President, chief operating officer        President and chief executive officer,
                         (since 1977) and chief executive          Alleghany.
                         officer (since 1992)

Weston M. Hicks    47    Executive Vice President (since           Executive Vice President, Alleghany;
                         October 2002)                             Executive Vice President and Chief
                                                                   Financial Officer, The Chubb Corporation
                                                                   (from March 2001 to October 2002);
                                                                   Senior Research Analyst and Managing
                                                                   Director, J.P. Morgan Securities (from
                                                                   February 1999 to March 2001); Senior
                                                                   Research Analyst, Sanford C. Bernstein &
                                                                   Co., Inc. (from March 1991 to February
                                                                   1999).

David B. Cuming    71    Senior Vice President and chief           Senior Vice President and chief
                         financial officer (since 1989)            financial officer, Alleghany.

Robert M. Hart     59    Senior Vice President, General Counsel    Senior Vice President, General Counsel
                         (since 1994) and Secretary (since 1995)   and Secretary, Alleghany.

James P. Slattery  52    Senior Vice President - Insurance         Senior Vice President - Insurance,
                         (since 2002)                              Alleghany; President, JPS & Co., LLC
                                                                   (from April 2001); Chief Operating
                                                                   Officer and Deputy Chief Executive
                                                                   Officer, Swiss Reinsurance America
                                                                   Corporation (from November 1999 to
                                                                   April 2001); Senior Vice President
                                                                   - Swiss Re Capital Partners (from
                                                                   1983 to 1999).

Peter R. Sismondo  48    Vice President, Controller, Assistant     Vice President, Controller, Treasurer,
                         Secretary, principal accounting           Assistant Secretary and principal
                         officer (since 1989) and Treasurer        accounting officer, Alleghany.
                         (since 1995)

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         The information required by this Item with respect to the market price of and dividends on Alleghany's common stock and related stockholder matters is incorporated by reference from page 28 of Alleghany's Annual Report to Stockholders for the year 2003, filed as Exhibit 13 hereto.

Recent Sales of Unregistered Securities.

         Other than unregistered issuances of Common Stock previously reported in Alleghany's Quarterly Reports on Form 10-Q for the quarters ended June 30, 2003 and September 30, 2003, and such issuances that did not involve a sale consisting of issuances of common stock and other securities pursuant to employee incentive plans, Alleghany did not sell any Common Stock during 2003 that was not registered under the Securities Act.

Item 6. Selected Financial Data.

         The information required by this Item 6 is incorporated by reference from page 28 of Alleghany's Annual Report to Stockholders for the year 2003, filed as Exhibit 13 hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required by this Item 7 is incorporated by reference from pages 3 through 4, 6 through 10, 12 through 26 and 30 through 32 of Alleghany's Annual Report to Stockholders for the year 2003, filed as Exhibit 13 hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The information required by this Item 7A is incorporated by reference from pages 32 through 33 of Alleghany's Annual Report to Stockholders for the year 2003, filed as Exhibit 13 hereto.

Item 8. Financial Statements and Supplementary Data.

         The information required by this Item 8 is incorporated by reference from pages 34 through 52 of Alleghany's Annual Report to Stockholders for the year 2003, filed as Exhibit 13 hereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

Item 9A. Controls and Procedures

                  Alleghany carried out an evaluation, under the supervision and with the participation of Alleghany's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of Alleghany's disclosure controls and procedures as of the end of the period covered by this Form 10-K Report pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934. Based on that evaluation, Alleghany's management, including the CEO and CFO, concluded that Alleghany's disclosure controls and procedures are effective in timely alerting them to material information required to be included in Alleghany's periodic reports required to be filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Alleghany's internal control over financial reporting subsequent to the date of such evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

                                    PART III

Item 10. Directors and Executive Officers of Registrant.

         As permitted by General Instruction G(3), information concerning the executive officers of Alleghany is set forth as a supplemental item included in
Part I of this Form 10-K Report under the caption "Executive Officers of Registrant." Information concerning the directors of Alleghany is incorporated by reference from pages 4 through 9 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 23, 2004. Information concerning compliance with the reporting requirements under Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference from pages 10 and 11 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 23, 2004.

         In September 2003, the Board of Directors of Alleghany adopted a Financial Personnel Code of Ethics (the "Financial Personnel Code of Ethics") applicable to its chief executive officer, chief financial officer, chief accounting officer and vice president for tax matters that complies with the requirements of Item 406 of Regulation S-K under the Securities Exchange Act of 1934, as amended. The Financial Personnel Code of Ethics supplements Alleghany's Code of Business Conduct and Ethics, adopted by the Board of Directors of Alleghany in September 2003, which is applicable to all employees of Alleghany and its directors. A copy of the Financial Personnel Code of Ethics has been filed as Exhibit 14 to this Form 10-K Report.

Item 11. Executive Compensation.

         The information required by this Item 11 is incorporated by reference from pages 12 through 17 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 23, 2004. The information set forth beginning with the bottom of page 18 through page 23 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 23, 2004, is not "filed" as a part hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


Equity Compensation Plan Information

         The following table summarizes information, as of December 31, 2003, relating to equity compensation plans of Alleghany under which equity securities of Alleghany are authorized for issuance:

                                                                                             (c)
                                                                                    NUMBER OF SECURITIES
                                                                                   REMAINING AVAILABLE FOR
                                            (a)                     (b)             FUTURE ISSUANCE UNDER
                                  NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE       EQUITY COMPENSATION
                                  BE ISSUED UPON EXERCISE     EXERCISE PRICE OF       PLANS (EXCLUDING
                                  OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
         PLAN CATEGORY              WARRANTS AND RIGHTS      WARRANTS AND RIGHTS         COLUMN(a))
------------------------------    -----------------------   --------------------   -----------------------
Equity compensation plans
   approved by security
   holders(1)..................            85,564(2)               $146.87                 782,070
Equity compensation plans not
   approved by security
   holders(3)..................            37,488                  $123.36                  10,235
                                         --------                  -------                 -------
Total..........................           123,052                       --                 792,305
                                          =======                  =======                 =======

---------------------
(1) These plans consist of: (i) the Amended and Restated Directors' Stock Option Plan, (ii) the 2000 Directors' Stock Option Plan, (iii) the Directors' Equity Compensation Plan, (iv) the 1993 Long-Term Incentive Plan and (v) the 2002 Long-Term Incentive Plan.

(2) This amount does not include 81,667 performance shares outstanding under the 1993 Plan and 38,489 performance shares outstanding under the 2002 Plan. Performance shares do not have an exercise price because their value is dependent upon the achievement of certain performance goals over a period of time. Performance shares are typically paid one-half in cash and one-half in Common Stock.

(3) These plans consist of: (i) the Subsidiary Directors' Stock Option Plan (the "Subsidiary Option Plan"), (ii) the Underwriters Re Group, Inc. 1998 Stock Option Plan (the "URG 1998 Plan") and (iii) the Underwriters Re Group, Inc. 1997 Stock Option Plan (the "URG 1997 Plan"). Under the Subsidiary Option Plan, which was adopted on July 21, 1998, the Compensation Committee of Alleghany's Board of Directors selected non-employee directors of Alleghany's subsidiaries to receive grants of nonqualified stock options. Not more than 25,000 shares of Common Stock (subject to adjustment by reason of any stock split, stock dividend or other similar event) will be issued pursuant to options granted under the Subsidiary Option Plan. As of December 31, 2003, options to purchase 10,826 shares of Alleghany's Common Stock (subject to adjustment by reason of any stock split, stock dividend or other similar event) were outstanding. The Subsidiary Option Plan expired on July 31, 2003 and therefore no shares of Alleghany's Common Stock remain available for future grants. Each option has a term of 10 years from the date it is granted. One-third of the total number of shares of Common Stock covered by each option becomes exercisable each year beginning with the first anniversary of the date it is granted; however, an option automatically becomes exercisable in full when the non-employee subsidiary director ceases to be a non-employee subsidiary director for any reason other than death. If an optionholder dies while holding options that have not been fully exercised, his or her executors, administrators, heirs or distributees, as the case may be, may exercise those options which the decedent could have exercised at the time of death within one year after the date of such death. Under the URG 1998 Plan, which was adopted on or about October 23, 1998, options were granted to certain employees of Venton Holdings Ltd. ("Venton") in exchange for warrants or options to purchase Venton shares upon the acquisition of Venton in October 1998 by Underwriters Re Group, Inc. ("URG"), a wholly owned subsidiary of Alleghany until May 2000, when it was sold to Swiss Re America Holding Corporation. As of December 31, 2003, options to purchase 5,934 shares of Alleghany's Common Stock (subject to adjustment by reason of any stock split, stock dividend or other similar event) were outstanding, and no shares of Alleghany's Common Stock remained available for future grants under the URG 1998 Plan. Under the URG 1997 Plan, which was adopted on September 17, 1997, options were granted to certain members of URG management in exchange for options to purchase shares of URG. As of December 31, 2003, options to purchase 20,728 shares of Alleghany's Common Stock (subject to adjustment by reason of any stock split, stock dividend or other similar event) were outstanding, and no shares of Alleghany's Common Stock remained available for future option grants under the URG 1997 Plan. Under the URG 1998 Plan and the URG 1997 Plan, options expire if they are not exercised prior to the earliest of (i) the tenth anniversary of the date of grant of the original warrant or option to purchase Venton or URG common stock, (ii) three months after termination of the optionee's employment with Venton or URG or a subsidiary for any reason except death or a permanent disability, or
         (iii) one year after termination of the optionee's employment with Venton or URG or a subsidiary by reason of death or permanent disability.

         The additonal information required by this Item 12 is incorporated by reference from pages 3 and 4, and from pages 9 and 10, of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 23, 2004.

Item 13. Certain Relationships and Related Transactions.

         The information required by this Item 13 is incorporated by reference from pages 6 and 7 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 23, 2004.

Item 14. Principal Accountant Fees and Services

         The information required by this Item 14 is incorporated by reference from pages 25 and 26 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 23, 2004.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)      1.       Financial Statements.

         The consolidated financial statements of Alleghany and its subsidiaries, together with the report thereon of KPMG LLP, independent certified public accountants, are incorporated by reference from the Annual Report to Stockholders for the year 2003 into Item 8 of this Report.

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

3.02                                By-laws of Alleghany, as amended September
                                    17, 2002, filed as Exhibit 3.1 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

*10.01                              Description of Alleghany Management
                                    Incentive Plan, filed as Exhibit 10.01 to
                                    Alleghany's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

-------------------------------------
*        Compensatory plan or arrangement.

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

-------------------------------------
*        Compensatory plan or arrangement.

*10.06 Alleghany Retirement COLA Plan dated and effective as of January 1, 1992, as adopted on March 17, 1992, filed as Exhibit 10.7 to
                                    Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, are incorporated herein by reference.

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

-------------------------------------
*        Compensatory plan or arrangement.

10.11(a) 364-Day Revolving Credit Agreement, dated as of June 14, 2002, by and between Alleghany, the banks which are signatories thereto, and U.S Bank National Association (U.S. Bank"), as agent for the banks (the "364-Day
                                    Revolving Credit Agreement"), filed as
                                    Exhibit 10.1(a) to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2002, is incorporated herein by reference.

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

10.11(c) Three-Year Revolving Credit Agreement, dated as of June 14, 2002, by and between Alleghany, the banks which are signatories thereto, and U.S Bank, as agent for the banks (the "Three-Year Revolving Credit
                                    Agreement"), filed as Exhibit 10.2(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

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

10.11(e)                            First Amendment to 364-Day Revolving Credit
                                    Agreement, dated as of June 13, 2003,
                                    amending the 364-Day Revolving Credit
                                    Agreement, dated as of June 14, 2002, by and among Alleghany, the Banks named therein and U.S. Bank, as agent for the Banks, filed as
                                    Exhibit 10.46 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference.

10.11(f)                            Second Amendment to 364-Day Revolving Credit
                                    Agreement, dated as of June 20, 2003,
                                    amending the 364-Day Revolving Credit
                                    Agreement, dated as of June 14, 2002, by and among Alleghany, the Banks named therein and U.S. Bank, as agent for the Banks, filed as
                                    Exhibit 10.47 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference.

10.11(g)                            Third Amendment to 364-Day Revolving Credit
                                    Agreement, dated as of September 30, 2003, amending the 364-Day Revolving Credit
                                    Agreement, dated as of June 14, 2002, by and among Alleghany, the Banks named therein and U.S. Bank, as agent for the Banks, filed as
                                    Exhibit 10.10 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    September 30, 2003, is incorporated herein by reference.

10.11(h)                            Fourth Amendment to 364-Day Revolving Credit
                                    Agreement, dated as of October 17, 2003, amending the 364-Day Revolving Credit
                                    Agreement, dated as of June 14, 2002, by and among Alleghany, the Banks named therein and U.S. Bank, as agent for the Banks, filed as
                                    Exhibit 10.11 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    September 30, 2003, is incorporated herein by reference.

10.11(i)                            Fifth Amendment to 364-Day Revolving Credit
                                    Agreement, dated as of November 10, 2003, amending the 364-Day Revolving Credit
                                    Agreement, dated as of June 14, 2002, by and among Alleghany, the Banks named therein and U.S. Bank, as agent for the Banks, filed as
                                    Exhibit 10.12 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    September 30, 2003, is incorporated herein by reference.

10.11(j)                            First Amendment to Three-Year Revolving
                                    Credit Agreement, dated as of June 20, 2003, amending the Three-Year Revolving Credit
                                    Agreement, dated as of June 14, 2002, among Alleghany, the Banks named therein and U.S.
                                    Bank, as agent for the Banks, filed as
                                    Exhibit 10.48 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2002, is incorporated herein by reference.

10.11(k)                            Second Amendment to Three-Year Revolving
                                    Credit Agreement, dated as of October 17,
                                    2003, amending the Three-Year Revolving
                                    Credit Agreement, dated as of June 14, 2002, among Alleghany, the Banks named therein and U.S. Bank, as agent for the Banks, filed as
                                    Exhibit 10.13 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    September 30, 2003, is incorporated herein by reference.

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

10.16(b)                            Intercreditor and Collateral Agency
                                    Agreement dated as of October 20, 1997 among The Chase Manhattan Bank, Barclays Bank PLC and Alleghany Funding Corporation, filed as
                                    Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September
                                    30, 1997, is incorporated herein by
                                    reference.

10.16(c)                            Master Agreement dated as of October 20,
                                    1997 between Barclays Bank PLC and Alleghany
                                    Funding Corporation, and related Amended
                                    Confirmation dated October 24, 1997 between
                                    Barclays Bank PLC and Alleghany Funding
                                    Corporation, filed as Exhibit 10.2 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, are incorporated herein by reference.

10.16(d)                            Indenture dated as of October 20, 1997
                                    between Alleghany Funding Corporation and
                                    The Chase Manhattan Bank, filed as Exhibit
                                    10.3 to Alleghany's Quarterly Report on Form
                                    10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

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

10.21(a) Credit Agreement dated as of March 12, 2003 among Mineral Holdings, Inc., World
                                    Minerals, designated subsidiary borrowers, the Banks named therein and Union Bank of California, N.A., as Sole Lead Arranger,
                                    Administrative Agent and Collateral Agent
                                    (the "World Minerals Credit Agreement"), filed as Exhibit 10.1 to Alleghany's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended March 31, 2003, is
                                    incorporated herein by reference.

10.21(b)                            List of Contents of Exhibits, Annexes and
                                    Schedules to the World Minerals Credit
                                    Agreement, filed as Exhibit 10.2 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.21(c)                            Subordination Agreement dated as of March
                                    12, 2003 between Alleghany and Union Bank of
                                    California, N.A., as Administrative Agent and Collateral Agent, filed as Exhibit 10.3 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is incorporated herein by reference.

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

10.28(a) Credit Agreement dated as of April 30, 2003 between Heads & Threads and LaSalle Bank,
                                    N.A. (the "Heads & Threads Credit
                                    Agreement"), filed as Exhibit 10.4 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is incorporated herein by reference.

10.28(b)                            List of Contents of Exhibits, Annexes and
                                    Schedules to the Heads & Threads Credit
                                    Agreement, filed as Exhibit 10.5 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

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

*10.30(a)                           Employment Agreement, dated October 7, 2002,
                                    between Alleghany and Weston M. Hicks, filed
                                    as Exhibit 10.1 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    September 30, 2002, is incorporated herein
                                    by reference.

*10.30(b)                           Restricted Stock Award Agreement, dated
                                    October 7, 2002, between Alleghany and
                                    Weston M. Hicks, filed as Exhibit 10.2 to
                                    Alleghany's Quarterly Report on Form 10-Q
                                    for the quarter ended September 30, 2002, is
                                    incorporated herein by reference.

*10.30(c)                           Restricted Stock Unit Matching Grant
                                    Agreement, dated October 7, 2002, between
                                    Alleghany and Weston M. Hicks, filed as
                                    Exhibit 10.3 to Alleghany's Quarterly Report
                                    on Form 10-Q for the quarter ended September
                                    30, 2002, is incorporated herein by
                                    reference.

10.31(a)                            Acquisition Agreement, dated as of June 6,
                                    2003, by and between Royal Group, Inc. and AIHL (the "Resurgens Specialty Acquisition
                                    Agreement"), filed as Exhibit 10.1 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.31(b) List of Contents of Exhibits and Schedules to the Resurgens Specialty Acquisition
                                    Agreement, filed as Exhibit 10.2 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

-------------------------------------
*        Compensatory plan or arrangement.

10.32 Assignment and Assumption Agreement, dated as of June 30, 2003, by and between AIHL and RSUI (regarding the transfer of rights under the Resurgens Specialty Acquisition
                                    Agreement), filed as Exhibit 10.3 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.33(a) Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal
                                    Indemnity Company and RIC (the "Royal
                                    Indemnity Company Quota Share Reinsurance
                                    Agreement"), filed as Exhibit 10.4 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.33(b) List of Contents of Exhibits and Schedules to the Royal Indemnity Company Quota Share
                                    Reinsurance Agreement, filed as Exhibit 10.5 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.34(a) Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal
                                    Surplus Lines Insurance Company and RIC (the
                                    "Royal Surplus Lines Insurance Company Quota
                                    Share Reinsurance Agreement"), filed as
                                    Exhibit 10.6 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.34(b) List of Contents of Exhibits and Schedules to the Royal Surplus Lines Insurance Company
                                    Quota Share Reinsurance Agreement, filed as
                                    Exhibit 10.7 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
                                    Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.35(a) Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Landmark and RIC (the "Landmark Quota Share Reinsurance
                                    Agreement"), filed as Exhibit 10.8 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.35(b) List of Contents of Exhibits and Schedules to the Landmark Quota Share Reinsurance
                                    Agreement, filed as Exhibit 10.9 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.36(a) Administrative Services Agreement, dated as of July 1, 2003, by and among Royal
                                    Indemnity Company, Resurgens Specialty and
                                    RIC (the "Royal Indemnity Company
                                    Administrative Services Agreement"), filed as Exhibit 10.10 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference.

10.36(b) List of Contents of Exhibits and Schedules to the Royal Indemnity Company
                                    Administrative Services Agreement, filed as
                                    Exhibit 10.11 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                                    Commission upon request.

10.37(a) Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Surplus
                                    Lines Insurance Company, Resurgens Specialty and RIC (the "Royal Surplus Lines Insurance
                                    Company Administrative Services Agreement"), filed as Exhibit 10.12 to Alleghany's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended June 30, 2003, is incorporated herein by reference.

10.37(b) List of Contents of Exhibits and Schedules to the Royal Surplus Lines Insurance Company
                                    Administrative Services Agreement, filed as
                                    Exhibit 10.13 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                                    Commission upon request.

10.38(a) Administrative Services Agreement, dated as of July 1, 2003, by and among Royal
                                    Insurance Company of America, Resurgens
                                    Specialty and RIC (the "Royal Insurance
                                    Company of America Administrative Services
                                    Agreement"), filed as Exhibit 10.14 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.38(b) List of Contents of Exhibits and Schedules to the Royal Insurance Company of America
                                    Administrative Services Agreement, filed as
                                    Exhibit 10.15 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                                    Commission upon request.

10.39(a) Administrative Services Agreement, dated as of July 1, 2003, by and among Landmark, Resurgens Specialty and RIC (the "Landmark
                                    Administrative Services Agreement"), filed as Exhibit 10.16 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference.

10.39(b) List of Contents of Exhibits and Schedules to the Landmark Administrative Services
                                    Agreement, filed as Exhibit 10.17 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.40(a) Trust Agreement, dated as of July 1, 2003, by and among Royal Indemnity Company, Royal
                                    Surplus Lines Insurance Company, Landmark,
                                    RIC and LaSalle Bank National Association, as Trustee (the "Trust Agreement"), filed as
                                    Exhibit 10.18 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference.

10.40(b) Amendment, dated as of September 2, 2003, amending the Trust Agreement, filed as
                                    Exhibit 10.7 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September
                                    30, 2003, is incorporated herein by
                                    reference.

10.41(a) Assignment of Net Premium Receivables, dated as of July 1, 2003, by and between LaSalle
                                    Bank National Association and Royal
                                    Indemnity Company, Royal Surplus Lines
                                    Insurance Company and Landmark ("Assignment of Receivables"), filed as Exhibit 10.19 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.41(b) Amendment, dated as of September 2, 2003, amending the Assignment of Receivables, filed as Exhibit 10.8 to Alleghany's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended September 30, 2003, is
                                    incorporated herein by reference.

10.42(a)                            Assignment of Reinsurance Recoverables,
                                    dated as of July 1, 2003, by and among RIC, LaSalle Bank National Association and Royal
                                    Indemnity Company, Royal Surplus Lines
                                    Insurance Company and Landmark ("Assignment of Recoverables"), filed as Exhibit 10.20 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.42(b) Amendment, dated as of September 2, 2003, amending the Assignment of Recoverables, filed as Exhibit 10.9 to Alleghany's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended September 30, 2003, is
                                    incorporated herein by reference.

10.43                               Administrative Services Intellectual
                                    Property License Agreement, dated as of July
                                    1, 2003, by and between Royal Indemnity
                                    Company and Resurgens Specialty (entered into pursuant to the Royal Indemnity Company
                                    Administrative Services Agreement), filed as
                                    Exhibit 10.21 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference.

10.44                               Administrative Services Intellectual
                                    Property License Agreement, dated as of July
                                    1, 2003, by and between Royal Indemnity
                                    Company and Resurgens Specialty (entered into pursuant to the Royal Surplus Lines
                                    Insurance Company Administrative Services
                                    Agreement), filed as Exhibit 10.22 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.45                               Administrative Services Intellectual
                                    Property License Agreement, dated as of July
                                    1, 2003, by and between Royal Indemnity
                                    Company and Resurgens Specialty (entered into pursuant to the Royal Insurance Company of America Administrative Services
                                    Agreement), filed as Exhibit 10.23 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.46                               Administrative Services Intellectual
                                    Property License Agreement, dated as of July
                                    1, 2003, by and between Royal Indemnity
                                    Company and Resurgens Specialty (entered into pursuant to the Landmark Administrative
                                    Services Agreement), filed as Exhibit 10.24 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.47(a)                            Claims Servicing Agreement, dated as of July
                                    1, 2003, by and among RIC, Royal Indemnity
                                    Company, Royal Surplus Lines Insurance
                                    Company, Landmark, Royal Insurance Company of America, American and Foreign Insurance
                                    Company, Globe Indemnity Company, Safeguard
                                    Insurance Company and Phoenix Assurance
                                    Company of New York (the "Claims Servicing
                                    Agreement"), filed as Exhibit 10.25 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.47(b) List of Contents of Exhibits and Schedules to the Claims Servicing Agreement, filed as
                                    Exhibit 10.26 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                                    Commission upon request.

10.48                               Claims Servicing Information Technology
                                    License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and RIC, filed as Exhibit 10.27 to Alleghany's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended June 30, 2003, is incorporated herein by reference.

10.49(a)                            Renewal Rights Agreement, dated as of July
                                    1, 2003, by and among Landmark, Royal
                                    Indemnity Company, Royal Surplus Lines
                                    Insurance Company, Royal Insurance Company of America and AIHL (the "Renewal Rights
                                    Agreement"), filed as Exhibit 10.28 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.49(b)                            List of Contents of Exhibits to the Renewal
                                    Rights Agreement, filed as Exhibit 10.29 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.50(a)                            Transition Services Agreement, dated as of
                                    July 1, 2003, by and among Royal Group,
                                    Inc., RSUI and Resurgens Specialty (the
                                    "Transition Services Agreement"), filed as
                                    Exhibit 10.30 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference.

10.50(b)                            List of Contents of Schedules to the
                                    Transition Services Agreement, filed as
                                    Exhibit 10.31 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                                    Commission upon request.

10.51 Transitional Trademark License Agreement, dated as of July 1, 2003, by and among R&SA, Resurgens Specialty and RSA Surplus Lines
                                    Insurance Services, Inc, filed as Exhibit
                                    10.32 to Alleghany's Quarterly Report on
                                    Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.52                               Employee Leasing Agreement, dated as of July
                                    1, 2003, by and between Royal Indemnity
                                    Company and RIC, filed as Exhibit 10.33 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.53(a) Managing General Agency Agreement, dated as of July 1, 2003, by and among Resurgens
                                    Specialty, as Managing General Agent, Royal
                                    Indemnity Company, Royal Surplus Lines
                                    Insurance Company, Royal Insurance Company of America and Landmark (the "Managing
                                    General Agency Agreement"), filed as Exhibit
                                    10.34 to Alleghany's Quarterly Report on
                                    Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.53(b)                            List of Contents of Exhibits to the Managing
                                    General Agency Agreement, filed as Exhibit
                                    10.35 to Alleghany's Quarterly Report on
                                    Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
                                    Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.54(a)                            Stock Purchase Agreement, dated as of July
                                    1, 2003, by and between AIHL and Royal
                                    Group, Inc. (the "RSA Surplus Lines
                                    Insurance Services, Inc. Stock Purchase
                                    Agreement"), filed as Exhibit 10.36 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.54(b) List of Contents of Exhibits and Schedules to the RSA Surplus Lines Insurance Services,
                                    Inc. Stock Purchase Agreement, filed as
                                    Exhibit 10.37 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                                    Commission upon request.

10.55                               Assignment and Assumption of Liabilities
                                    Agreement, dated as of July 1, 2003, by and between RSA Surplus Lines Insurance
                                    Services, Inc. and Royal Indemnity Company, filed as Exhibit 10.38 to Alleghany's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended June 30, 2003, is incorporated herein by reference.

10.56 Assignment and Assumption Agreement, dated as of July 1, 2003, by and between AIHL and RSUI, filed as Exhibit 10.39 to Alleghany's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended June 30, 2003, is incorporated herein by reference.

10.57 Assignment and Assumption Agreement, dated as of July 1, 2003, by and between AIHL and RSUI, filed as Exhibit 10.40 to Alleghany's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended June 30, 2003, is incorporated herein by reference.

10.58 Assignment and Assumption Agreement, dated as of July 1, 2003, by and between AIHL and RSUI, filed as Exhibit 10.41 to Alleghany's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended June 30, 2003, is incorporated herein by reference.

10.59(a)                            Stock Purchase Agreement, dated as of June
                                    6, 2003, by and between AIHL and Guaranty
                                    National Insurance Company (the "Landmark
                                    Stock Purchase Agreement"), filed as Exhibit
                                    10.42 to Alleghany's Quarterly Report on
                                    Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.59(b) List of Contents of Exhibits and Schedules to the Landmark Stock Purchase Agreement, filed as Exhibit 10.43 to Alleghany's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.60(a)                            Stock Purchase Agreement, dated as of June
                                    12, 2003, by and between Swiss Re America
                                    Holding Corporation and RSUI (the "RIC Stock
                                    Purchase Agreement"), filed as Exhibit 10.44 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.60(b) List of Contents of Exhibits and Schedules to the RIC Stock Purchase Agreement, filed as Exhibit 10.45 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                                    Commission upon request.

10.61 Assignment and Assumption Agreement, dated as of July 1, 2003, by and between AIHL and RIC (regarding the transfer of rights under the Landmark Stock Purchase Agreement), filed as Exhibit 10.1 to Alleghany's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended September 30, 2003, is
                                    incorporated herein by reference.

10.62(a)                            RIC (Landmark) Quota Share Reinsurance
                                    Agreement, dated as of September 2, 2003, by and between Landmark and Royal Indemnity
                                    Company (the "Royal Indemnity Company
                                    (Landmark) Quota Share Reinsurance
                                    Agreement"), filed as Exhibit 10.2 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.62(b) List of Contents of Exhibits and Schedules to the Royal Indemnity Company (Landmark)
                                    Quota Share Reinsurance Agreement, filed as
                                    Exhibit 10.3 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September
                                    30, 2003, is incorporated herein by
                                    reference. Alleghany agrees to furnish
                                    supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                                    Commission upon request.

10.63(a)                            RIC (Landmark) Administrative Services
                                    Agreement, dated as of September 2, 2003, by and between Royal Indemnity Company and Landmark (the "Royal Indemnity Company
                                    (Landmark) Administrative Services
                                    Agreement"), filed as Exhibit 10.4 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.63(b) List of Contents of Exhibits and Schedules to the Royal Indemnity Company (Landmark)
                                    Administrative Services Agreement, filed as
                                    Exhibit 10.5 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September
                                    30, 2003, is incorporated herein by
                                    reference. Alleghany agrees to furnish
                                    supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                                    Commission upon request.

10.64 Assumption of Liabilities Agreement, dated as of September 2, 2003, by and between Landmark and Royal Indemnity Company, filed as Exhibit 10.6 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    September 30, 2003, is incorporated herein by reference.

10.65                               Stock Purchase Agreement, dated as of
                                    January 30, 2004, by and among AIHL, Aegis
                                    Holding Inc. and Associated Electric & Gas
                                    Insurance Services Limited Landmark and
                                    Royal Indemnity Company ("Aegis Stock
                                    Purchase Agreement").

10.66 List of Contents of Exhibits and Schedules to the Aegis Stock Purchase Agreement.
                                    Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

13                                  Pages 3 through 4, 6 through 10, 12 through
                                    26, 28 and 30 through 32 of the Annual
                                    Report to Stockholders of Alleghany for the year 2003.

14                                  Alleghany Financial Personnel Code of
                                    Ethics.

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

31.1 Certification of the Chief Executive Officer of Alleghany pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer of Alleghany pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer of Alleghany pursuant to 18 U.S.C. Section
                                    1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed "filed" as a part of this Annual Report on Form 10-K.

32.2 Certification of the Chief Financial Officer of Alleghany pursuant to 18 U.S.C. Section
                                    1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed "filed" as a part of this Annual Report on Form 10-K.

                  (b)      Reports on Form 8-K.

         On November 13, 2003, Alleghany furnished a report on Form 8-K under
Item 12 thereof regarding a press release reporting on Alleghany's financial results as of and for the quarter ended September 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ALLEGHANY CORPORATION
                                             -----------------------------------
                                             (Registrant)

Date: February 25, 2004                   By /s/ John J. Burns, Jr.
                                             -----------------------------------
                                               John J. Burns, Jr.
                                               President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2004                   By /s/ Rex D. Adams
                                             -----------------------------------
                                             Rex D. Adams
                                             Director

Date: February 25, 2004                   By /s/ John J. Burns, Jr.
                                             -----------------------------------
                                             John J. Burns, Jr.
                                             President and Director
                                             (principal executive officer)

Date: February 25, 2004                   By /s/ Dan R. Carmichael
                                             -----------------------------------
                                             Dan R. Carmichael
                                             Director

Date: February 25, 2004                   By /s/ David B. Cuming
                                             -----------------------------------
                                             David B. Cuming
                                             Senior Vice President
                                             (principal financial officer)

Date: February 25, 2004                   By /s/ Thomas S. Johnson
                                             -----------------------------------
                                             Thomas S. Johnson
                                             Director

Date: February 25, 2004                   By /s/ Allan P. Kirby, Jr.
                                             -----------------------------------
                                             Allan P. Kirby, Jr.
                                             Director

Date: February 25, 2004                   By /s/ F.M. Kirby
                                             -----------------------------------
                                             F.M. Kirby
                                             Chairman of the Board and Director

Date: February 25, 2004                   By /s/ William K. Lavin
                                             -----------------------------------
                                             William K. Lavin
                                             Director

Date: February 25, 2004                   By /s/ Roger Noall
                                             -----------------------------------
                                             Roger Noall
                                             Director

Date: February 25, 2004                   By /s/ Peter R. Sismondo
                                             -----------------------------------
                                             Peter R. Sismondo
                                             Vice President, Controller,
                                             Treasurer and Assistant
                                             Secretary (principal
                                             accounting officer)

Date: February 25, 2004                   By /s/ James F. Will
                                             -----------------------------------
                                             James F. Will
                                             Director

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

                                   SCHEDULE II

                              ALLEGHANY CORPORATION
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
                                 (in thousands)

                                                                              2003          2002
                                                                           ------------------------
Assets

      Equity securities (cost: 2003 $123,846; 2002 $160,259)               $  293,053    $  352,691
      Debt securities   (cost: 2003 $15,322; 2002 $397,833)                    15,309       402,664
      Short-term investments                                                   81,880       165,432
      Cash                                                                      1,950         2,713
      Notes receivable                                                            140           140
      Accounts receivable                                                       1,415         2,003
      Property and equipment - at cost, net of accumulated depreciation           155           174
      Other assets                                                              4,598         4,588
      Deferred tax assets                                                      11,487        41,052
      Investment in subsidiaries                                            1,329,273       623,708
                                                                           ------------------------

                                                                           $1,739,260    $1,595,165
                                                                           ========================

Liabilities and common stockholders' equity

      Current taxes payable                                                $   17,978    $   25,064
      Other liabilities                                                        35,928        43,547
      Deferred tax liabilities                                                103,409       116,014
      Long-term debt                                                           19,123        31,198
                                                                           ------------------------
          Total liabilities                                                   176,438       215,823


Stockholders' equity                                                        1,562,822     1,379,342
                                                                           ------------------------

                                                                           $1,739,260    $1,595,165
                                                                           ========================

See accompanying Notes to Condensed Financial Statements.

                                   SCHEDULE II

                              ALLEGHANY CORPORATION
                        CONDENSED STATEMENTS OF EARNINGS
                       THREE YEARS ENDED DECEMBER 31, 2003
                                 (in thousands)

                                                                 2003            2002               2001
                                                             --------------------------------------------
Revenues:
  Interest, dividend and other income                        $ 11,894         $21,490          $  38,044
  Net gain on sale of subsidiary                                    -               -            775,906
  Net gain on investment transactions                          96,748          48,132                806
                                                             -------------------------------------------
    Total revenues                                            108,642          69,622            814,756
                                                             -------------------------------------------

Costs and Expenses:
  Interest expense                                              2,660           2,556              2,664
  General and administrative                                   34,770          25,593             47,105
                                                             -------------------------------------------
    Total costs and expenses                                   37,430          28,149             49,769
                                                             -------------------------------------------

    Operating profit                                           71,212          41,473            764,987

Equity in earnings (loss) of consolidated subsidiaries        169,155          15,931           (230,608)
                                                             -------------------------------------------

   Earnings before income taxes                               240,367          57,404            534,379

Income taxes                                                   77,989           2,591            103,816
                                                             -------------------------------------------

    Earnings from continuing operations                       162,378          54,813            430,563

    Losses from discontinued operations, net of tax                 -               -           (206,333)
                                                             -------------------------------------------

    Net earnings                                             $162,378         $54,813          $ 224,230
                                                             ===========================================


See accompanying Notes to Condensed Financial Statements.

                                   SCHEDULE II

                              ALLEGHANY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                       THREE YEARS ENDED DECEMBER 31, 2003
                                 (in thousands)

                                                                                     2003           2002            2001
                                                                                  ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Earnings from continuing operations                                               $ 162,378      $  54,813       $ 430,563
Adjustments to reconcile earnings to cash provided by (used in) operations:
Equity in undistributed net (earnings) losses of consolidated subsidiaries         (110,267)         8,289          36,492
Capital contributions to consolidated subsidiaries                                 (366,747)       (17,776)       (110,218)
Distributions from consolidated subsidiaries                                         58,217        248,220          54,964
Depreciation and amortization                                                           743             47              40
Net gain on investment transactions and sales of subsidiaries                       (96,748)       (48,132)       (475,613)
Tax benefit on stock options exercised                                                4,267          1,188             816
Decrease in accounts receivable                                                         389             64           3,582
Increase in notes receivable                                                             --           (140)             --
(Increase) decrease in other assets                                                    (133)         2,094           2,177
Increase (decrease) in other liabilities and taxes payable                           21,352       (253,020)        274,732
                                                                                  ----------------------------------------
Net adjustments                                                                    (488,927)       (59,166)       (213,028)
                                                                                  ----------------------------------------
Net cash (used in) provided by operations                                          (326,549)        (4,353)        217,535
                                                                                  ----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments                                                             (55,930)      (712,771)        (15,099)
Sales of investments                                                                334,061        375,396          46,823
Purchases of property and equipment                                                     (36)          (100)            (44)
Net change in short-term investments                                                (11,803)       585,427        (413,756)
Proceeds from the sale of subsidiaries, net of cash disposed                             --             --         531,477
Acquisition of subsidiaries, net of cash acquired                                        --       (221,056)             --
Other, net                                                                           66,016             --              --
                                                                                  ----------------------------------------
Net cash provided by investing activities                                           332,308         26,896         149,401
                                                                                  ----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Treasury stock acquisitions                                                            (287)       (28,731)        (12,576)
Net cash provided to discontinued operations                                             --             --        (344,915)
Other, net                                                                           (6,235)         8,175         (10,141)
                                                                                  ----------------------------------------
Net cash used in financing activities                                                (6,522)       (20,556)       (367,632)
                                                                                  ----------------------------------------
Net increase (decrease) in cash                                                        (763)         1,987            (696)
Cash at beginning of year                                                             2,713            726           1,422
                                                                                  ----------------------------------------
Cash at end of year                                                               $   1,950      $   2,713       $     726
                                                                                  ========================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest                                                                          $   1,967      $   1,912       $   1,912
Income taxes                                                                      $  10,244      $  45,504       $     250

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

2. Long-Term Debt. Reference is made to Note 7 of the Notes to Consolidated Financial Statements incorporated herein by reference for information regarding the significant provisions of the revolving credit loan agreement of Alleghany. Included in long-term debt in the accompanying condensed balance sheets is $19,123 in 2003 of inter-company notes payable to Alleghany Funding. In 2002, $19,123 and 12,075 of inter-company notes were payable to Alleghany Funding and World Minerals, respectively.

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

                                  SCHEDULE III

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
                                 (in thousands)

                                                 AT DECEMBER 31
                               ------------------------------------------------
                                                 FUTURE
                                                 POLICY                 OTHER
                                                BENEFITS,               POLICY
                                DEFERRED        LOSSES,                 CLAIMS
                                 POLICY          CLAIMS                  AND
                               ACQUISITION      AND LOSS    UNEARNED   BENEFITS
YEAR        LINE OF BUSINESS      COSTS         EXPENSES    PREMIUMS   PAYABLE
----        ----------------   ------------------------------------------------
2003            Property
              and Casualty
                Insurance        $43,958       $437,257     $658,808     $  0

                Fidelity
               and Surety
                Insurance          3,324         17,407       18,132        0

                  AIHL,
                  Other                0              0            0        0
                                 --------------------------------------------

                  Total          $47,282       $454,664     $676,940     $  0
                                 ============================================

2002            Property
              and Casualty
                Insurance        $17,550       $244,144     $ 49,916     $  0

                Fidelity
               and Surety
                Insurance          4,997         14,327       14,199        0

                  AIHL,
                  Other                0              0            0        0
                                 --------------------------------------------

                  Total          $22,547       $258,471     $ 64,115     $  0
                                 ============================================


                                                                   FOR THE YEAR ENDED DECEMBER 31
                               ------------------------------------------------------------------------------------------------
                                                          BENEFITS,
                                                           CLAIMS,       AMORTIZATION
                                                           LOSSES         OF DEFERRED                  COMMISSIONS
                                               NET           AND            POLICY           OTHER         AND            NET
                                PREMIUM     INVESTMENT   SETTLEMENT       ACQUISITION      OPERATING    BROKERAGE      PREMIUMS
YEAR        LINE OF BUSINESS    REVENUE       INCOME      EXPENSES           COSTS          EXPENSES    EXPENSES        WRITTEN
----        ----------------   ------------------------------------------------------------------------------------------------
2003            Property
              and Casualty
                Insurance      $403,441     $ 20,209      $226,966         $40,791           $12,716     $58,376       $751,363

                Fidelity
               and Surety
                Insurance        27,473        1,672        23,236           2,244               726      10,778         31,113

                  AIHL,
                  Other               0       58,736             0               0              (595)          0              0
                               ------------------------------------------------------------------------------------------------

                  Total        $430,914     $ 80,617      $250,202         $43,035           $12,847     $69,154       $782,476
                               ================================================================================================

2002            Property
              and Casualty
                Insurance      $100,861     $  8,644      $ 85,100         $ 2,798           $ 4,845     $11,292       $100,063

                Fidelity
               and Surety
                Insurance        24,788        2,360        15,408           3,431            17,633      17,808         31,461

                  AIHL,
                  Other               0       (8,562)            0               0            (3,872)          0              0
                               ------------------------------------------------------------------------------------------------

                  Total        $125,649     $  2,442      $100,508         $ 6,229           $18,606     $29,100       $131,524
                               ================================================================================================

                                   SCHEDULE IV

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                                   REINSURANCE
                        TWO YEARS ENDED DECEMBER 31, 2003
                                 (in thousands)

                                                                         PERCENTAGE
                                      CEDED TO     ASSUMED                OF AMOUNT
                            GROSS      OTHER     FROM OTHER      NET       ASSUMED
YEAR    LINE OF BUSINESS    AMOUNT   COMPANIES    COMPANIES    AMOUNT      TO NET
----    ----------------   ------------------------------------------    ----------
2003        Property
          and casualty
           reinsurance
            premiums
             earned        $502,787   $ 99,346     $275,264   $403,441     68.229%

            Fidelity
           and Surety
           reinsurance
            premiums
             earned          35,169      7,696          648     27,473      2.359%
                           -------------------------------------------

              Total        $537,956   $107,042     $275,912   $430,914     64.029%
                           ===========================================     ======

2002        Property
          and casualty
           reinsurance
            premiums
             earned        $114,788   $ 14,023     $     96   $100,861      9.500%

            Fidelity
           and Surety
           reinsurance
            premiums
             earned          25,552      2,693        1,929     24,788      7.782%
                           -------------------------------------------

              Total        $140,340   $ 16,716     $  2,025   $125,649      1.612%
                           ===========================================     ======

                                   SCHEDULE VI

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
            SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS
                                 (in thousands)


                                             AT DECEMBER 31
                          -------------------------------------------------
                                                        DISCOUNT,
                                                        IF ANY,
                                         RESERVES       DEDUCTED
                                           FOR        IN RESERVES
                                          UNPAID       FOR UNPAID
                           DEFERRED       CLAIMS         CLAIMS
                            POLICY      AND CLAIM      AND CLAIM     GROSS
                          ACQUISITION   ADJUSTMENT     ADJUSTMENT  UNEARNED
YEAR   LINE OF BUSINESS      COSTS       EXPENSES       EXPENSES   PREMIUMS
----   ----------------   -------------------------------------------------
2003       Property
         and Casualty       $43,958      $437,257         $  0     $658,808

           Fidelity
          and Surety
          Insurance           3,324        17,407            0       18,132

            AIHL,
            Other                 0             0            0            0
                          -------------------------------------------------

            Total           $47,282      $454,664         $  0     $676,940
                          =================================================

2002       Property
         and Casualty       $17,550      $244,144         $  0     $ 49,916

           Fidelity
          and Surety
          Insurance           4,997        14,327            0       14,199

            AIHL,
            Other                 0             0            0            0
                          -------------------------------------------------

            Total           $22,547      $258,471         $  0     $ 64,115
                          =================================================

                                                        FOR THE YEAR ENDED DECEMBER 31
                          ---------------------------------------------------------------------------------------------
                                                           CLAIMS
                                                         AND CLAIM
                                                         ADJUSTMENT
                                                          EXPENSES
                                                          INCURRED
                                                         RELATED TO              AMORTIZATION
                                                  --------------------------      OF DEFERRED   PAID CLAIMS
                              NET         NET       (1)                (2)          POLICY       AND CLAIM      NET
                            EARNED    INVESTMENT  CURRENT             PRIOR       ACQUISITION   ADJUSTMENT    PREMIUMS
YEAR   LINE OF BUSINESS    PREMIUMS     INCOME      YEAR               YEAR          COSTS       EXPENSES     WRITTEN
----   ----------------   ---------------------------------------------------------------------------------------------
2003       Property
         and Casualty     $ 403,441    $ 20,209    $208,993          $17,973        $40,791       $68,015     $ 751,363

           Fidelity
          and Surety
          Insurance          27,473       1,672      20,526            2,710          2,244        19,503        31,113

            AIHL,
            Other                 0      58,736           0                0              0             0             0
                          ---------------------------------------------------------------------------------------------

            Total         $ 430,914    $ 80,617    $229,519          $20,683        $43,035       $87,518     $ 782,476
                          =============================================================================================

2002       Property
         and Casualty     $ 100,861    $  8,644    $ 67,013          $ 9,347        $ 2,798       $55,832     $ 100,063

           Fidelity
          and Surety
          Insurance          24,788       2,360      15,626            8,522          3,431        18,147        31,461

            AIHL,
            Other                 0      (8,562)          0                0              0             0             0
                          ---------------------------------------------------------------------------------------------

            Total         $ 125,649    $  2,442    $ 82,639          $17,869        $ 6,229       $73,979     $ 131,524
                          =============================================================================================

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Alleghany Corporation:

Under date of February 25, 2004, we reported on the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of earnings, changes in common stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003 as contained in the 2003 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statements schedules as listed in the accompanying index. These financial statements schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements schedules based on our audits.

In our opinion, such financial statements schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                    KPMG LLP

New York, New York
February 25, 2004

                               EXHIBIT INDEX
                               -------------

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

3.02                                By-laws of Alleghany, as amended September
                                    17, 2002, filed as Exhibit 3.1 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

*10.01                              Description of Alleghany Management
                                    Incentive Plan, filed as Exhibit 10.01 to
                                    Alleghany's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

-------------------------------------
*        Compensatory plan or arrangement.

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

-------------------------------------
*        Compensatory plan or arrangement.

*10.06 Alleghany Retirement COLA Plan dated and effective as of January 1, 1992, as adopted on March 17, 1992, filed as Exhibit 10.7 to
                                    Alleghany's Annual Report on Form 10-K for the year ended December 31, 1991, are incorporated herein by reference.

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

-------------------------------------
*        Compensatory plan or arrangement.

10.11(a) 364-Day Revolving Credit Agreement, dated as of June 14, 2002, by and between Alleghany, the banks which are signatories thereto, and U.S Bank National Association (U.S. Bank"), as agent for the banks (the "364-Day
                                    Revolving Credit Agreement"), filed as
                                    Exhibit 10.1(a) to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2002, is incorporated herein by reference.

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

10.11(c) Three-Year Revolving Credit Agreement, dated as of June 14, 2002, by and between Alleghany, the banks which are signatories thereto, and U.S Bank, as agent for the banks (the "Three-Year Revolving Credit
                                    Agreement"), filed as Exhibit 10.2(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

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

10.11(e)                            First Amendment to 364-Day Revolving Credit
                                    Agreement, dated as of June 13, 2003,
                                    amending the 364-Day Revolving Credit
                                    Agreement, dated as of June 14, 2002, by and among Alleghany, the Banks named therein and U.S. Bank, as agent for the Banks, filed as
                                    Exhibit 10.46 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference.

10.11(f)                            Second Amendment to 364-Day Revolving Credit
                                    Agreement, dated as of June 20, 2003,
                                    amending the 364-Day Revolving Credit
                                    Agreement, dated as of June 14, 2002, by and among Alleghany, the Banks named therein and U.S. Bank, as agent for the Banks, filed as
                                    Exhibit 10.47 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference.

10.11(g)                            Third Amendment to 364-Day Revolving Credit
                                    Agreement, dated as of September 30, 2003, amending the 364-Day Revolving Credit
                                    Agreement, dated as of June 14, 2002, by and among Alleghany, the Banks named therein and U.S. Bank, as agent for the Banks, filed as
                                    Exhibit 10.10 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    September 30, 2003, is incorporated herein by reference.

10.11(h)                            Fourth Amendment to 364-Day Revolving Credit
                                    Agreement, dated as of October 17, 2003, amending the 364-Day Revolving Credit
                                    Agreement, dated as of June 14, 2002, by and among Alleghany, the Banks named therein and U.S. Bank, as agent for the Banks, filed as
                                    Exhibit 10.11 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    September 30, 2003, is incorporated herein by reference.

10.11(i)                            Fifth Amendment to 364-Day Revolving Credit
                                    Agreement, dated as of November 10, 2003, amending the 364-Day Revolving Credit
                                    Agreement, dated as of June 14, 2002, by and among Alleghany, the Banks named therein and U.S. Bank, as agent for the Banks, filed as
                                    Exhibit 10.12 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    September 30, 2003, is incorporated herein by reference.

10.11(j)                            First Amendment to Three-Year Revolving
                                    Credit Agreement, dated as of June 20, 2003, amending the Three-Year Revolving Credit
                                    Agreement, dated as of June 14, 2002, among Alleghany, the Banks named therein and U.S.
                                    Bank, as agent for the Banks, filed as
                                    Exhibit 10.48 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2002, is incorporated herein by reference.

10.11(k)                            Second Amendment to Three-Year Revolving
                                    Credit Agreement, dated as of October 17,
                                    2003, amending the Three-Year Revolving
                                    Credit Agreement, dated as of June 14, 2002, among Alleghany, the Banks named therein and U.S. Bank, as agent for the Banks, filed as
                                    Exhibit 10.13 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    September 30, 2003, is incorporated herein by reference.

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

10.16(b)                            Intercreditor and Collateral Agency
                                    Agreement dated as of October 20, 1997 among The Chase Manhattan Bank, Barclays Bank PLC and Alleghany Funding Corporation, filed as
                                    Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September
                                    30, 1997, is incorporated herein by
                                    reference.

10.16(c)                            Master Agreement dated as of October 20,
                                    1997 between Barclays Bank PLC and Alleghany
                                    Funding Corporation, and related Amended
                                    Confirmation dated October 24, 1997 between
                                    Barclays Bank PLC and Alleghany Funding
                                    Corporation, filed as Exhibit 10.2 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, are incorporated herein by reference.

10.16(d)                            Indenture dated as of October 20, 1997
                                    between Alleghany Funding Corporation and
                                    The Chase Manhattan Bank, filed as Exhibit
                                    10.3 to Alleghany's Quarterly Report on Form
                                    10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

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

10.21(a) Credit Agreement dated as of March 12, 2003 among Mineral Holdings, Inc., World
                                    Minerals, designated subsidiary borrowers, the Banks named therein and Union Bank of California, N.A., as Sole Lead Arranger,
                                    Administrative Agent and Collateral Agent
                                    (the "World Minerals Credit Agreement"), filed as Exhibit 10.1 to Alleghany's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended March 31, 2003, is
                                    incorporated herein by reference.

10.21(b)                            List of Contents of Exhibits, Annexes and
                                    Schedules to the World Minerals Credit
                                    Agreement, filed as Exhibit 10.2 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.21(c)                            Subordination Agreement dated as of March
                                    12, 2003 between Alleghany and Union Bank of
                                    California, N.A., as Administrative Agent and Collateral Agent, filed as Exhibit 10.3 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is incorporated herein by reference.

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

10.28(a) Credit Agreement dated as of April 30, 2003 between Heads & Threads and LaSalle Bank,
                                    N.A. (the "Heads & Threads Credit
                                    Agreement"), filed as Exhibit 10.4 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is incorporated herein by reference.

10.28(b)                            List of Contents of Exhibits, Annexes and
                                    Schedules to the Heads & Threads Credit
                                    Agreement, filed as Exhibit 10.5 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

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

*10.30(a)                           Employment Agreement, dated October 7, 2002,
                                    between Alleghany and Weston M. Hicks, filed
                                    as Exhibit 10.1 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    September 30, 2002, is incorporated herein
                                    by reference.

*10.30(b)                           Restricted Stock Award Agreement, dated
                                    October 7, 2002, between Alleghany and
                                    Weston M. Hicks, filed as Exhibit 10.2 to
                                    Alleghany's Quarterly Report on Form 10-Q
                                    for the quarter ended September 30, 2002, is
                                    incorporated herein by reference.

*10.30(c)                           Restricted Stock Unit Matching Grant
                                    Agreement, dated October 7, 2002, between
                                    Alleghany and Weston M. Hicks, filed as
                                    Exhibit 10.3 to Alleghany's Quarterly Report
                                    on Form 10-Q for the quarter ended September
                                    30, 2002, is incorporated herein by
                                    reference.

10.31(a)                            Acquisition Agreement, dated as of June 6,
                                    2003, by and between Royal Group, Inc. and AIHL (the "Resurgens Specialty Acquisition
                                    Agreement"), filed as Exhibit 10.1 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.31(b) List of Contents of Exhibits and Schedules to the Resurgens Specialty Acquisition
                                    Agreement, filed as Exhibit 10.2 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

-------------------------------------
*        Compensatory plan or arrangement.

10.32 Assignment and Assumption Agreement, dated as of June 30, 2003, by and between AIHL and RSUI (regarding the transfer of rights under the Resurgens Specialty Acquisition
                                    Agreement), filed as Exhibit 10.3 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.33(a) Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal
                                    Indemnity Company and RIC (the "Royal
                                    Indemnity Company Quota Share Reinsurance
                                    Agreement"), filed as Exhibit 10.4 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.33(b) List of Contents of Exhibits and Schedules to the Royal Indemnity Company Quota Share
                                    Reinsurance Agreement, filed as Exhibit 10.5 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.34(a) Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal
                                    Surplus Lines Insurance Company and RIC (the
                                    "Royal Surplus Lines Insurance Company Quota
                                    Share Reinsurance Agreement"), filed as
                                    Exhibit 10.6 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.34(b) List of Contents of Exhibits and Schedules to the Royal Surplus Lines Insurance Company
                                    Quota Share Reinsurance Agreement, filed as
                                    Exhibit 10.7 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
                                    Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.35(a) Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Landmark and RIC (the "Landmark Quota Share Reinsurance
                                    Agreement"), filed as Exhibit 10.8 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.35(b) List of Contents of Exhibits and Schedules to the Landmark Quota Share Reinsurance
                                    Agreement, filed as Exhibit 10.9 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.36(a) Administrative Services Agreement, dated as of July 1, 2003, by and among Royal
                                    Indemnity Company, Resurgens Specialty and
                                    RIC (the "Royal Indemnity Company
                                    Administrative Services Agreement"), filed as Exhibit 10.10 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference.

10.36(b) List of Contents of Exhibits and Schedules to the Royal Indemnity Company
                                    Administrative Services Agreement, filed as
                                    Exhibit 10.11 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                                    Commission upon request.

10.37(a) Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Surplus
                                    Lines Insurance Company, Resurgens Specialty and RIC (the "Royal Surplus Lines Insurance
                                    Company Administrative Services Agreement"), filed as Exhibit 10.12 to Alleghany's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended June 30, 2003, is incorporated herein by reference.

10.37(b) List of Contents of Exhibits and Schedules to the Royal Surplus Lines Insurance Company
                                    Administrative Services Agreement, filed as
                                    Exhibit 10.13 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                                    Commission upon request.

10.38(a) Administrative Services Agreement, dated as of July 1, 2003, by and among Royal
                                    Insurance Company of America, Resurgens
                                    Specialty and RIC (the "Royal Insurance
                                    Company of America Administrative Services
                                    Agreement"), filed as Exhibit 10.14 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.38(b) List of Contents of Exhibits and Schedules to the Royal Insurance Company of America
                                    Administrative Services Agreement, filed as
                                    Exhibit 10.15 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                                    Commission upon request.

10.39(a) Administrative Services Agreement, dated as of July 1, 2003, by and among Landmark, Resurgens Specialty and RIC (the "Landmark
                                    Administrative Services Agreement"), filed as Exhibit 10.16 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference.

10.39(b) List of Contents of Exhibits and Schedules to the Landmark Administrative Services
                                    Agreement, filed as Exhibit 10.17 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.40(a) Trust Agreement, dated as of July 1, 2003, by and among Royal Indemnity Company, Royal
                                    Surplus Lines Insurance Company, Landmark,
                                    RIC and LaSalle Bank National Association, as Trustee (the "Trust Agreement"), filed as
                                    Exhibit 10.18 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference.

10.40(b) Amendment, dated as of September 2, 2003, amending the Trust Agreement, filed as
                                    Exhibit 10.7 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September
                                    30, 2003, is incorporated herein by
                                    reference.

10.41(a) Assignment of Net Premium Receivables, dated as of July 1, 2003, by and between LaSalle
                                    Bank National Association and Royal
                                    Indemnity Company, Royal Surplus Lines
                                    Insurance Company and Landmark ("Assignment of Receivables"), filed as Exhibit 10.19 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.41(b) Amendment, dated as of September 2, 2003, amending the Assignment of Receivables, filed as Exhibit 10.8 to Alleghany's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended September 30, 2003, is
                                    incorporated herein by reference.

10.42(a)                            Assignment of Reinsurance Recoverables,
                                    dated as of July 1, 2003, by and among RIC, LaSalle Bank National Association and Royal
                                    Indemnity Company, Royal Surplus Lines
                                    Insurance Company and Landmark ("Assignment of Recoverables"), filed as Exhibit 10.20 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.42(b) Amendment, dated as of September 2, 2003, amending the Assignment of Recoverables, filed as Exhibit 10.9 to Alleghany's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended September 30, 2003, is
                                    incorporated herein by reference.

10.43                               Administrative Services Intellectual
                                    Property License Agreement, dated as of July
                                    1, 2003, by and between Royal Indemnity
                                    Company and Resurgens Specialty (entered into pursuant to the Royal Indemnity Company
                                    Administrative Services Agreement), filed as
                                    Exhibit 10.21 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference.

10.44                               Administrative Services Intellectual
                                    Property License Agreement, dated as of July
                                    1, 2003, by and between Royal Indemnity
                                    Company and Resurgens Specialty (entered into pursuant to the Royal Surplus Lines
                                    Insurance Company Administrative Services
                                    Agreement), filed as Exhibit 10.22 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.45                               Administrative Services Intellectual
                                    Property License Agreement, dated as of July
                                    1, 2003, by and between Royal Indemnity
                                    Company and Resurgens Specialty (entered into pursuant to the Royal Insurance Company of America Administrative Services
                                    Agreement), filed as Exhibit 10.23 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.46                               Administrative Services Intellectual
                                    Property License Agreement, dated as of July
                                    1, 2003, by and between Royal Indemnity
                                    Company and Resurgens Specialty (entered into pursuant to the Landmark Administrative
                                    Services Agreement), filed as Exhibit 10.24 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.47(a)                            Claims Servicing Agreement, dated as of July
                                    1, 2003, by and among RIC, Royal Indemnity
                                    Company, Royal Surplus Lines Insurance
                                    Company, Landmark, Royal Insurance Company of America, American and Foreign Insurance
                                    Company, Globe Indemnity Company, Safeguard
                                    Insurance Company and Phoenix Assurance
                                    Company of New York (the "Claims Servicing
                                    Agreement"), filed as Exhibit 10.25 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.47(b) List of Contents of Exhibits and Schedules to the Claims Servicing Agreement, filed as
                                    Exhibit 10.26 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                                    Commission upon request.

10.48                               Claims Servicing Information Technology
                                    License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and RIC, filed as Exhibit 10.27 to Alleghany's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended June 30, 2003, is incorporated herein by reference.

10.49(a)                            Renewal Rights Agreement, dated as of July
                                    1, 2003, by and among Landmark, Royal
                                    Indemnity Company, Royal Surplus Lines
                                    Insurance Company, Royal Insurance Company of America and AIHL (the "Renewal Rights
                                    Agreement"), filed as Exhibit 10.28 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.49(b)                            List of Contents of Exhibits to the Renewal
                                    Rights Agreement, filed as Exhibit 10.29 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.50(a)                            Transition Services Agreement, dated as of
                                    July 1, 2003, by and among Royal Group,
                                    Inc., RSUI and Resurgens Specialty (the
                                    "Transition Services Agreement"), filed as
                                    Exhibit 10.30 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference.

10.50(b)                            List of Contents of Schedules to the
                                    Transition Services Agreement, filed as
                                    Exhibit 10.31 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                                    Commission upon request.

10.51 Transitional Trademark License Agreement, dated as of July 1, 2003, by and among R&SA, Resurgens Specialty and RSA Surplus Lines
                                    Insurance Services, Inc, filed as Exhibit
                                    10.32 to Alleghany's Quarterly Report on
                                    Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.52                               Employee Leasing Agreement, dated as of July
                                    1, 2003, by and between Royal Indemnity
                                    Company and RIC, filed as Exhibit 10.33 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.53(a) Managing General Agency Agreement, dated as of July 1, 2003, by and among Resurgens
                                    Specialty, as Managing General Agent, Royal
                                    Indemnity Company, Royal Surplus Lines
                                    Insurance Company, Royal Insurance Company of America and Landmark (the "Managing
                                    General Agency Agreement"), filed as Exhibit
                                    10.34 to Alleghany's Quarterly Report on
                                    Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.53(b)                            List of Contents of Exhibits to the Managing
                                    General Agency Agreement, filed as Exhibit
                                    10.35 to Alleghany's Quarterly Report on
                                    Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
                                    Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.54(a)                            Stock Purchase Agreement, dated as of July
                                    1, 2003, by and between AIHL and Royal
                                    Group, Inc. (the "RSA Surplus Lines
                                    Insurance Services, Inc. Stock Purchase
                                    Agreement"), filed as Exhibit 10.36 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.54(b) List of Contents of Exhibits and Schedules to the RSA Surplus Lines Insurance Services,
                                    Inc. Stock Purchase Agreement, filed as
                                    Exhibit 10.37 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                                    Commission upon request.

10.55                               Assignment and Assumption of Liabilities
                                    Agreement, dated as of July 1, 2003, by and between RSA Surplus Lines Insurance
                                    Services, Inc. and Royal Indemnity Company, filed as Exhibit 10.38 to Alleghany's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended June 30, 2003, is incorporated herein by reference.

10.56 Assignment and Assumption Agreement, dated as of July 1, 2003, by and between AIHL and RSUI, filed as Exhibit 10.39 to Alleghany's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended June 30, 2003, is incorporated herein by reference.

10.57 Assignment and Assumption Agreement, dated as of July 1, 2003, by and between AIHL and RSUI, filed as Exhibit 10.40 to Alleghany's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended June 30, 2003, is incorporated herein by reference.

10.58 Assignment and Assumption Agreement, dated as of July 1, 2003, by and between AIHL and RSUI, filed as Exhibit 10.41 to Alleghany's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended June 30, 2003, is incorporated herein by reference.

10.59(a)                            Stock Purchase Agreement, dated as of June
                                    6, 2003, by and between AIHL and Guaranty
                                    National Insurance Company (the "Landmark
                                    Stock Purchase Agreement"), filed as Exhibit
                                    10.42 to Alleghany's Quarterly Report on
                                    Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.59(b) List of Contents of Exhibits and Schedules to the Landmark Stock Purchase Agreement, filed as Exhibit 10.43 to Alleghany's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.60(a)                            Stock Purchase Agreement, dated as of June
                                    12, 2003, by and between Swiss Re America
                                    Holding Corporation and RSUI (the "RIC Stock
                                    Purchase Agreement"), filed as Exhibit 10.44 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.60(b) List of Contents of Exhibits and Schedules to the RIC Stock Purchase Agreement, filed as Exhibit 10.45 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                                    Commission upon request.

10.61 Assignment and Assumption Agreement, dated as of July 1, 2003, by and between AIHL and RIC (regarding the transfer of rights under the Landmark Stock Purchase Agreement), filed as Exhibit 10.1 to Alleghany's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended September 30, 2003, is
                                    incorporated herein by reference.

10.62(a)                            RIC (Landmark) Quota Share Reinsurance
                                    Agreement, dated as of September 2, 2003, by and between Landmark and Royal Indemnity
                                    Company (the "Royal Indemnity Company
                                    (Landmark) Quota Share Reinsurance
                                    Agreement"), filed as Exhibit 10.2 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.62(b) List of Contents of Exhibits and Schedules to the Royal Indemnity Company (Landmark)
                                    Quota Share Reinsurance Agreement, filed as
                                    Exhibit 10.3 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September
                                    30, 2003, is incorporated herein by
                                    reference. Alleghany agrees to furnish
                                    supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                                    Commission upon request.

10.63(a)                            RIC (Landmark) Administrative Services
                                    Agreement, dated as of September 2, 2003, by and between Royal Indemnity Company and Landmark (the "Royal Indemnity Company
                                    (Landmark) Administrative Services
                                    Agreement"), filed as Exhibit 10.4 to
                                    Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.63(b) List of Contents of Exhibits and Schedules to the Royal Indemnity Company (Landmark)
                                    Administrative Services Agreement, filed as
                                    Exhibit 10.5 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September
                                    30, 2003, is incorporated herein by
                                    reference. Alleghany agrees to furnish
                                    supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                                    Commission upon request.

10.64 Assumption of Liabilities Agreement, dated as of September 2, 2003, by and between Landmark and Royal Indemnity Company, filed as Exhibit 10.6 to Alleghany's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    September 30, 2003, is incorporated herein by reference.

10.65                               Stock Purchase Agreement, dated as of
                                    January 30, 2004, by and among AIHL, Aegis
                                    Holding Inc. and Associated Electric & Gas
                                    Insurance Services Limited Landmark and
                                    Royal Indemnity Company ("Aegis Stock
                                    Purchase Agreement").

10.66 List of Contents of Exhibits and Schedules to the Aegis Stock Purchase Agreement.
                                    Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

13                                  Pages 3 through 4, 6 through 10, 12 through
                                    26, 28 and 30 through 52 of the Annual
                                    Report to Stockholders of Alleghany for the year 2003.

14                                  Alleghany Financial Personnel Code of
                                    Ethics.

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

31.1 Certification of the Chief Executive Officer of Alleghany pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer of Alleghany pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer of Alleghany pursuant to 18 U.S.C. Section
                                    1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed "filed" as a part of this Annual Report on Form 10-K.

32.2 Certification of the Chief Financial Officer of Alleghany pursuant to 18 U.S.C. Section
                                    1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed "filed" as a part of this Annual Report on Form 10-K.