Form 10-Q
period 2004-03-31
ALLEGHANY CORP /DE
filed 2004-05-10
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR QUARTER ENDED MARCH 31, 2004

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

                      7,667,953 SHARES AS OF APRIL 30, 2004

                          ITEM 1. FINANCIAL STATEMENTS

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2004 AND 2003
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)

                                                                  2004               2003
                                                              ------------      ------------
REVENUES
    Net fastener sales                                        $     37,803      $     27,953
    Interest, dividend and other income                             16,352            11,980
    Net insurance premiums earned                                  189,668            33,415
    Net mineral and filtration sales                                67,081            62,048
    Net gain on investment transactions                             33,183             3,264
                                                              ------------      ------------
          Total revenues                                           344,087           138,660
                                                              ------------      ------------
COSTS AND EXPENSES
    Underwriting expenses                                           41,638            13,362
    Salaries, administrative and other operating expenses           24,243            17,606
    Loss and loss adjustment expenses                               93,098            19,853
    Cost of goods sold - fasteners                                  27,906            20,759
    Cost of mineral and filtration sales                            51,378            47,920
    Interest expense                                                 1,244             1,278
    Corporate administration                                         8,802             6,300
                                                              ------------      ------------
          Total costs and expenses                                 248,309           127,078
                                                              ------------      ------------

          Earnings before income taxes                              95,778            11,582

    Income taxes                                                    33,714             3,858
                                                              ------------      ------------

          Net earnings                                        $     62,064      $      7,724
                                                              ============      ============

Basic earnings per share of common stock *                    $       8.11      $       1.02
                                                              ============      ============

Diluted earnings per share of common stock *                  $       8.08      $       1.01
                                                              ============      ============

Dividends per share of common stock                                     **                **
                                                              ============      ============

Average number of outstanding shares of common stock *           7,652,336         7,561,408
                                                              ============      ============

*     Adjusted to reflect the common stock dividend declared in March 2004.

** In March 2003 and 2004, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding

See Notes to Consolidated Financial Statements.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                  (dollars in thousands, except share amounts)

                                                                         MARCH 31,
                                                                            2004          DECEMBER 31,
                                                                        (UNAUDITED)          2003 *
                                                                        ------------      ------------
ASSETS
  Available for sale securities at fair value: 3/31/2004 12/31/2003
      Equity securities                 (cost: $  311,413  $370,982)    $    532,520      $    620,754
      Debt securities                   (cost: $1,182,055  $910,307)       1,194,657           917,270
  Short-term investments                                                     149,918           135,079
                                                                        ------------      ------------
                                                                           1,877,095         1,673,103

  Cash                                                                       142,161           231,583
  Notes receivable                                                            91,933            92,082
  Accounts receivable, net                                                    74,271            75,154
  Premium balances receivable                                                177,011           279,682
  Reinsurance receivables                                                    281,096           228,423
  Ceded unearned premium reserves                                            320,537           264,038
  Deferred acquisition costs                                                  48,033            47,282
  Property and equipment - at cost, net of
   accumulated depreciation                                                  174,823           177,708
  Inventory                                                                   85,107            84,612
  Goodwill and other intangibles, net of amortization                        231,111           233,739
  Deferred tax assets                                                         90,550            85,736
  Other assets                                                                74,196            94,898
                                                                        ------------      ------------

                                                                        $  3,667,924      $  3,568,040
                                                                        ============      ============
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
  Current taxes payable                                                 $     56,773      $     49,605
  Losses and loss adjustment expenses                                        573,447           454,664
  Other liabilities                                                          212,183           211,000
  Reinsurance payable                                                        130,382           255,117
  Unearned premiums                                                          732,270           676,940
  Parent company debt                                                              0                 0
  Subsidiaries' debt                                                         164,667           167,050
  Deferred tax liabilities                                                   186,271           190,842
                                                                        ------------      ------------
      Total liabilities                                                    2,055,993         2,005,218
  Common stockholders' equity                                              1,611,931         1,562,822
                                                                        ------------      ------------

                                                                        $  3,667,924      $  3,568,040
                                                                        ============      ============

COMMON SHARES OUTSTANDING **                                               7,663,517         7,644,232
                                                                        ============      ============

* Certain amounts have been reclassified to conform to the 2004 presentation.

**    Adjusted to reflect the common stock dividend declared in March 2004.

See Notes to Consolidated Financial Statements.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2004 AND 2003
                             (dollars in thousands)
                                   (unaudited)

                                                                                          2004              2003
                                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Earnings from continuing operations                                                 $     62,064      $      7,724
  Adjustments to reconcile net earnings to cash provided by (used in) operations:
     Depreciation and amortization                                                          10,632             4,923
     Net gain on investment transactions                                                   (33,183)           (3,264)
     Tax benefit on stock options exercised                                                    375                48
     Decrease (increase) in accounts and notes receivable                                    1,277            (9,204)
     (Increase) decrease in inventory                                                         (495)           13,035
     Decrease (increase) in other assets                                                    15,464            (2,015)
     Increase (decrease) in reinsurance receivables                                       (176,537)            2,242
     Increase (decrease) in premium balances receivable                                    102,671              (262)
     Increase in ceded unearned premium reserves                                           (56,497)             (546)
     Increase (decrease) in deferred acquisition costs                                        (750)              297
     Increase (decrease) in other liabilities and current taxes                             28,298            (2,402)
     Increase (decrease) in unearned premiums                                               55,329              (862)
     Increase in losses and loss adjustment expenses                                       118,728               695

                                                                                      ------------      ------------
         Net adjustments                                                                    65,312             2,685
                                                                                      ------------      ------------
         Net cash provided by operations                                                   127,376            10,409
                                                                                      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments                                                                 (474,840)         (210,367)
  Sales of investments                                                                     294,088           192,549
  Purchases of property and equipment                                                       (3,646)           (3,047)
  Net change in short-term investments                                                     (14,839)          (14,314)
  Other, net                                                                               (17,349)            5,683
                                                                                      ------------      ------------
         Net cash used in investing activities                                            (216,586)          (29,496)
                                                                                      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                                                      (6,383)          (33,026)
  Proceeds of long-term debt                                                                 4,000            49,305
  Other, net                                                                                 2,171             2,032
                                                                                      ------------      ------------
         Net cash (used in) provided by financing activities                                  (212)           18,311
                                                                                      ------------      ------------
         Net decrease in cash                                                              (89,422)             (776)
Cash at beginning of period                                                                231,583            27,423
                                                                                      ------------      ------------
Cash at end of period                                                                 $    142,161      $     26,647
                                                                                      ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
      Interest                                                                        $      1,158      $        774
      Income taxes                                                                    $     30,222      $      2,511

See Notes to Consolidated Financial Statements.

                 Notes to the Consolidated Financial Statements

      This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 Form 10-K") of Alleghany Corporation (the "Company").

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

      Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123 prospectively for all employee awards granted, modified or settled under any of its stock-based compensation plans after January 1, 2003. Fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no cash dividend yield for all years; expected volatility of 19 percent for all years; risk-free interest rates ranging from 2.92 to 3.59 percent; and expected lives of seven years. Prior to 2003, the Company accounted for its fixed option plans and performance-based stock plan under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

      During the first quarter of 2004 and 2003, no stock options were granted under the Company's fixed option plans. The expense relating to options issued in prior periods was $20,000 in the 2004 first quarter and $0 in the 2003 first quarter. With respect to its performance-based stock plan, the Company recognized after-tax compensation expense of approximately $1.7 million in the 2004 first quarter and approximately $0.6 million in the 2003 first quarter (in each case calculated pursuant to the prospective method under SFAS 123).

      Had the Company applied SFAS 123 to all option awards outstanding under its fixed option plans during the 2004 and 2003 first quarters, the Company would have recognized after-tax expense of $48,000 in the 2004 first quarter and $52,000 in the 2003 first quarter. Had the Company applied SFAS 123 to all awards outstanding under its performance-based stock plan during the same periods, the Company would have recognized additional after-tax expense of approximately $1.8 million in the 2004 first quarter and approximately $0.9 million in the 2003 first quarter.

      The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards under all of the Company plans in each period.

                                                                                            For the three months ended
                                                                                      March 31, 2004          March 31, 2003
                                                                                     (in thousands, except per share amounts)
Net earnings, as reported                                                             $        62,064         $         7,724
     Add: stock-based employee compensation expense included in reported net
     earnings, net of related tax                                                               1,739                     583
     Less: stock-based compensation expense determined under fair value method
     for all stock options, net of related tax                                                 (1,862)                   (925)
                                                                                      ---------------         ---------------

Pro forma net earnings                                                                $        61,941         $         7,382
                                                                                      ===============         ===============
Earnings per share
     Basic - as reported                                                              $          8.11         $          1.02
     Basic - pro forma                                                                $          8.09         $          0.98

     Diluted - as reported                                                            $          8.08         $          1.01
     Diluted - pro forma                                                              $          8.06         $          0.97

Employee Benefit Plans

      The Company has several noncontributory defined benefit pension plans. The defined benefits are based on years of service and the employee's average annual base salary over a consecutive three-year period during the last ten years or, if applicable, shorter period of employment plus one-half of the highest average annual bonus over a consecutive five-year period during the last ten years, or, if applicable, shorter period of employment. The Company's funding policy is to contribute annually the amount necessary to satisfy the Internal Revenue Service's funding requirements. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Additional details regarding the Company's noncontributory defined benefit pension plans can be found in Note 11 to the Consolidated Financial Statements in the Company's 2003 Form 10-K.

      The components of net periodic benefit cost for the three months ended March 31, 2004 and 2003 consisted of the following:

                                                              For the three months ended

                                                        March 31, 2004         March 31, 2003
                                                                    (in millions)
Net periodic cost included to following expense
(income) components:

Service cost-benefits earned during the quarter        $           0.9         $           0.8
Interest cost on projected benefit obligation                      1.1                     1.0
Expected return on plan assets                                    (0.9)                   (0.8)
Net amortization                                                   0.6                     0.7
                                                       ---------------         ---------------
Net periodic pension cost                              $           1.7         $           1.7
                                                       ===============         ===============

The Company plans to contribute approximately $7.4 million to the plans in 2004 compared to contributions of approximately $6.9 million in 2003.

Comprehensive Income (Loss)

      The Company's total comprehensive income (loss) for the three months ended March 31, 2004 and 2003 was $45.3 million and $(1.9) million. Comprehensive income (loss) includes the Company's net earnings adjusted for changes in unrealized (depreciation) appreciation of investments, which were $(14.6) million and $9.8 million, and cumulative translation adjustments, which were $(2.2) million and $0.2 million, for the three months ended March 31, 2004 and 2003, respectively.

Segment Information

      Information concerning the Company's operations by industry segment is summarized below:

                                                 For the three months ended
                                               March 31,            March 31,
                           (in millions)         2004                 2003
                                             ------------         ------------
REVENUES
Property and casualty insurance              $      231.4         $       38.7
Mining and filtration                                67.0                 62.1
Corporate activities                                 45.7                 37.9
                                             ------------         ------------
     Total                                   $      344.1         $      138.7
                                             ============         ============
EARNINGS (LOSSES) BEFORE INCOME TAXES
Property and casualty insurance              $       90.6         $        4.9
Mining and filtration                                 5.3                  4.9
Corporate activities                                 (0.1)                 1.8
                                             ------------         ------------
     Total                                           95.8                 11.6
                                             ------------         ------------

Income taxes                                         33.7                  3.9
                                             ------------         ------------

Net earnings                                 $       62.1         $        7.7
                                             ============         ============

                                               March 31,          December 31,
                       (in millions)             2004                 2003
                                             ------------         ------------
IDENTIFIABLE ASSETS
Property and casualty insurance              $    2,725.8         $      975.0
Mining and filtration                               333.7                310.1
Corporate activities                                608.4                861.2
                                             ------------         ------------
     Total                                   $    3,667.9         $    2,146.3
                                             ============         ============

Contingencies

      The Company's subsidiaries are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of March 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

      The following discussion and analysis presents a review of the Company and its subsidiaries for the three months ended March 31, 2004 and 2003. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Company's 2003 Form 10-K.

      The Company reported net earnings in the first quarter of 2004 of $62.1 million, compared with net earnings of $7.7 million in the first quarter of 2003. Net gains on investment transactions after taxes in the first quarter of 2004 totalled $21.6 million, compared with $2.1 million in the corresponding 2003 period. The Company's common stockholders' equity per share at March 31, 2004 was $210.33, an increase from common stockholders' equity per share of $204.44 as of December 31, 2003 (both as adjusted for the stock dividend declared in March 2004).

      Alleghany Insurance Holdings LLC ("AIHL") recorded pre-tax earnings of $90.6 million on revenues of $231.4 million in the 2004 first quarter, compared with pre-tax earnings of $4.9 million on revenues of $38.7 million in the first quarter of 2003. AIHL's 2004 first quarter net earnings include after-tax investment income of $7.1 million and a realized after-tax net gain on investment transactions of $20.4 million, compared with after-tax investment income of $3.0 million and a realized after-tax net gain on investment transactions of $0.6 million in the corresponding 2003 period. AIHL's 2004 first quarter after-tax investment income reflects a larger invested asset base, principally due to capital contributions by the Company and the acquisition of the operations of RSUI Group, Inc. ("RSUI") in July 2003.

      The comparative pre-tax contributions to AIHL's results made by its operating units RSUI, Capitol Transamerica Corporation ("CATA") and Darwin Professional Underwriters, Inc. ("Darwin") were as follows (in thousands, except ratios):

                       For the three months ended March 31

                                          RSUI(1)             CATA(2)           Darwin(3)            Total
                                         ----------         ----------         ----------          ----------
2004
Gross premiums written                   $    294.4         $     41.7         $     20.6          $    356.7

Net premiums earned                      $    148.4         $     34.4         $      6.9          $    189.7
Loss and loss adjustment expenses              70.0               18.8                4.3                93.1
Underwriting expenses                          23.5               15.2                3.0                41.7
                                         ----------         ----------         ----------          ----------
Underwriting profit (loss) (4)           $     54.9         $      0.4         $     (0.4)         $     54.9
                                         ==========         ==========         ==========          ==========

Loss ratio (5)                                 47.2%              54.6%              62.3%               49.1%
Expense ratio (6)                              15.8%              44.1%              43.5%               22.0%
Combined ratio (7)                             63.0%              98.7%             105.8%               71.1%

2003
Gross premiums written                           --         $     36.4                 --          $     36.4

Net premiums earned                              --         $     33.4                 --          $     33.4
Loss and loss adjustment expenses                --               19.8                 --                19.8
Underwriting expenses                            --               13.2                 --                13.2
                                         ----------         ----------         ----------          ----------
Underwriting profit (4)                          --         $      0.4                 --          $      0.4
                                         ==========         ==========         ==========          ==========
Loss ratio (5)                                   --               59.4%                --                59.4%
Expense ratio (6)                                --               39.5%                --                39.5%
Combined ratio (7)                               --               98.9%                --                98.9%

(1)   Since July 1, 2003.

(2) Includes the results of Platte River Insurance Company, which was acquired contemporaneously with CATA in January 2002 and operates in conjunction with CATA.

(3) Since May 2003. Although Darwin is an underwriting manager for Platte River and certain subsidiaries of CATA, the results of business generated by Darwin have been separated from CATA's results for purposes of this table.

(4) Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with generally accepted accounting principles ("GAAP"), and does not include income derived from investments. Underwriting profit (loss) does not replace net income (loss) determined in accordance with GAAP as a measure of profitability; rather, it provides a basis for management to evaluate the underwriting performance of its insurance operating units.

(5) Loss and loss adjustment expenses divided by net premiums earned, all as determined in accordance with GAAP.

(6) Underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.

(7) The sum of the Loss Ratio and Expense Ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on losses (including loss adjustment expenses) and underwriting expenses.

      RSUI's 2004 first quarter results reflect favorable underwriting conditions in RSUI's lines of business and the absence of any significant catastrophe losses during such period. RSUI's commercial property business is exposed to catastrophe losses which have historically occurred more frequently during the second and third quarters. RSUI has experienced increased competition across all of its lines of business since the 2003 third quarter, particularly with respect to its property lines of business. Rates at RSUI in the 2004 first quarter as compared with the 2003 third and fourth quarters reflected overall industry trends, with marginal increases or flat rates in RSUI's casualty lines of business and decreased rates in its property lines of business. The continuation of such trends may result in lower levels of gross premiums written by RSUI during the remainder of 2004, since RSUI is expected to write more business when it considers prices adequate to support acceptable profit margins and less business when it considers prices inadequate to support acceptable profit margins.

      CATA's 2004 first quarter results reflect an increase in gross premiums written from the 2003 first quarter, primarily reflecting rate increases in its casualty lines of business as well as premiums generated with respect to expansion of business into the excess and surplus markets. CATA experienced increased competition across all of its admitted lines of business in the 2004 first quarter from the 2003 first quarter, particularly with respect to its property and contract surety lines of business. Rates at CATA for the 2004 first quarter as compared with the 2003 first quarter reflect overall industry trends, with lower levels of rate increases in its casualty lines of business and rate decreases in property and contract surety lines of business. A.M. Best Company, Inc. recently notified AIHL that it had downgraded its ratings of CATA's subsidiaries Capitol Indemnity Corporation and Capitol Specialty Insurance Company Platte River Insurance Company from A+ (Superior) to A (Excellent). It is not expected that such downgrade will have a material impact on the business of those AIHL subsidiaries.

      Darwin's first quarter results reflect the incurrence of expenses for organizational build-up to support expected future premium levels, as well as increased competition across all of its lines of business, particularly with respect to its directors and officers liability line of business.

      World Minerals recorded pre-tax earnings of $5.3 million on revenues of $67.0 million in first quarter 2004, compared with pre-tax earnings of $4.9 million on revenues of $62.1 million in the corresponding period in 2003. The 2004 first quarter results primarily reflect the continuing favorable impact of the strong euro versus the U.S. dollar (had foreign exchange rates remained constant with those in the first three months of 2003, World Minerals' revenues would have increased approximately 3% instead of 8%) and a modest increase in net shipments.

      As of March 31, 2004, the Company beneficially owned 8.0 million shares, or approximately 2.1 percent, of the outstanding common stock of Burlington Northern

Santa Fe Corporation, which had an aggregate market value on that date of approximately $252.0 million, or $31.50 per share. The aggregate cost of such shares is approximately $96.6 million, or $12.07 per share.

      The Company has previously announced that it may purchase shares of its common stock in open market transactions from time to time. In the first quarter of 2004, the Company did not purchase any shares of its common stock. As of March 31, 2004, the Company had 7,663,517 shares of common stock outstanding (which includes the stock dividend declared in March 2004).

      The Company's results in the first three months of 2004 are not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.

      Information regarding the Company's accounting policies is included in the Company's 2003 Form 10-K and the Notes to the Consolidated Financial Statements included in this report on Form 10-Q.

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

      The table below presents a sensitivity analysis of the debt securities of the Company and its insurance subsidiaries that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential changes in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, the Company uses fair values to measure its potential change, and a +/- 200 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical March 31, 2004 ending prices based on yields adjusted to reflect a +/- 200 basis point range of change in interest rates, comparing such hypothetical ending price to actual ending prices, and multiplying the difference by the par outstanding.

SENSITIVITY ANALYSIS
At March 31, 2004
(dollars in millions)

Interest Rate Shifts                      -200               -100                0                 100                 200
--------------------                   ----------         ----------         ----------         ----------         ----------
ASSETS
Debt securities, fair value            $  1,281.8         $  1,239.8         $  1,194.7         $  1,158.1         $  1,118.5
Estimated change in fair value         $     87.1         $     45.1                 --         $    (36.6)        $    (76.2)

LIABILITIES
Subsidiaries' debt, fair value         $*                 $    164.6         $    165.2         $    165.9         $    166.5
Estimated change in fair value         $*                 $     (0.6)                --         $      0.7         $      1.3

*The weighted average interest rate for subsidiaries' debt is 2.5%, of which approximately $80.0 million bears interest at 1.5%. Therefore, the results of interest rate shifts in excess of 150 basis points is not meaningful.

      The Company's 2003 Form 10-K provides a more detailed discussion of the market risks affecting its operations. Based on the Company's estimates as of March 31, 2004, no material change has occurred in its liabilities, as compared with amounts disclosed in the 2003 Form 10-K.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      (c) Recent Sales of Unregistered Securities.

      On January 6, 2004, the Company issued 1,884 shares of common stock to William K. Lavin in exchange for a payment in cash of $155,206 upon the exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends and the spin-off by the Company of Chicago Title Corporation in 1998, at an exercise price of $82.3811 per share, granted to Mr. Lavin on April 25, 1995 pursuant to the Alleghany Corporation Amended and Restated Directors' Stock Option Plan.

      On January 20, 2004, the Company issued 1,922 shares of common stock to Dan R. Carmichael in exchange for a payment in cash of $141,733 upon the exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends and the spin-off by the Company of Chicago Title Corporation in 1998, at an exercise price of $73.7427 per share, granted to Mr. Carmichael on April 25, 1994 pursuant to the Alleghany Corporation Amended and Restated Directors' Stock Option Plan.

      On February 6, 2004, the Company issued 1,061 shares of common stock to William J. Hegg in exchange for a payment in cash of $175,094 upon the exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends, at an exercise price of $165.00 per share, granted to Mr. Hegg on July 18, 2000 pursuant to the Subsidiary Directors' Stock Option Plan.

      On March 1, 2004, the Company issued an aggregate of 2,165 shares of common stock to Dana G. Leavitt in exchange for a payment in cash of $410,594 upon the exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends, at an exercise price of $213.29 per share granted to Mr. Leavitt on July 21, 1998, and an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends, at an exercise price of $165.00 per share, granted to Mr. Leavitt on July 18, 2000, in each case pursuant to the Subsidiary Directors' Stock Option Plan.

      Each of the foregoing sales of common stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

      The above does not include unregistered issuances of the Company's common stock that did not involve a sale, consisting of issuances of common stock and other securities pursuant to employee incentive plans.

ITEM 5. OTHER INFORMATION

Acquisition of U.S. AEGIS Energy Insurance Company.

      On May 3, 2004, AIHL purchased U.S. AEGIS Energy Insurance Company (to be renamed Darwin National Assurance Company), an admitted insurance company domiciled in Delaware, to support future business underwritten by Darwin for cash consideration of approximately $20.4 million, $17.1 million of which represented consideration for AEGIS's investment portfolio and approximately $3.3 million of which represented consideration for licenses.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits.

 Exhibit Number                       Description

      10.1 First Amendment and Waiver to Credit Agreement dated as of April 30, 2003, by and between Heads & Threads International LLC and LaSalle Bank National Association, dated as of March 30, 2004.

      10.2 Closing Agreement, dated May 3, 2004, by and among Darwin Group, Inc., Aegis Holding Inc. and Associated Electric & Gas Insurance Services Limited.

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

      (b) Reports on Form 8-K.

      On February 26, 2004, the Company furnished a report on Form 8-K under
Item 12 thereof regarding a press release reporting on the Company's financial results for the year ended December 31, 2003.

      On April 22, 2004, the Company furnished a report on Form 8-K under Item 12 thereof regarding a press release reporting on the Company's financial results as of and for the quarter ended March 31, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ALLEGHANY CORPORATION
                                                  Registrant

Date: May 7, 2004                                 /s/ David B. Cuming
                                                  --------------------
                                                  David B. Cuming
                                                  Senior Vice President
                                                  (and chief financial officer)