Form 10-Q
period 2004-06-30
ALLEGHANY CORP /DE
filed 2004-08-03
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2004

                          COMMISSION FILE NUMBER 1-9371

                              ALLEGHANY CORPORATION
              ----------------------------------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

                                    DELAWARE
          ------------------------------------------------------------
          STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION

                                   51-0283071
             -------------------------------------------------------
             INTERNAL REVENUE SERVICE EMPLOYER IDENTIFICATION NUMBER

                       375 PARK AVENUE, NEW YORK NY 10152
            ---------------------------------------------------------
            ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE

                                  212-752-1356
               --------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                                 NOT APPLICABLE
   --------------------------------------------------------------------------
   FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                     REPORT

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

                      7,675,313 SHARES AS OF JULY 31, 2004

                          ITEM 1. FINANCIAL STATEMENTS

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE THREE MONTHS ENDED
                             JUNE 30, 2004 AND 2003
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)

                                                                     2004                2003
                                                                  ----------          ----------
REVENUES
   Net fastener sales                                             $   43,577          $   27,292
   Interest, dividend and other income                                11,667              13,111
   Net insurance premiums earned                                     203,215              33,525
   Net mineral and filtration sales                                   71,246              68,860
   Net gain on investment transactions                                 4,352               1,578
                                                                  ----------          ----------
     Total revenues                                                  334,057             144,366
                                                                  ----------          ----------
COSTS AND EXPENSES
   Underwriting expenses                                              42,750              14,921
   Salaries, administrative and other operating expenses              25,930              19,978
   Loss and loss adjustment expenses                                  92,016              19,815
   Cost of goods sold - fasteners                                     32,435              20,809
   Cost of mineral and filtration sales                               55,065              52,201
   Interest expense                                                    1,315               1,468
   Corporate administration                                           10,092               6,483
                                                                  ----------          ----------
     Total costs and expenses                                        259,603             135,675
                                                                  ----------          ----------
     Earnings before income taxes                                     74,454               8,691

   Income taxes                                                       25,731               2,695
                                                                  ----------          ----------
     Net earnings                                                 $   48,723          $    5,996
                                                                  ==========          ==========
Basic earnings per share of common stock **                       $     6.35          $     0.79
                                                                  ==========          ==========
Diluted earnings per share of common stock **                     $     6.33          $     0.79
                                                                  ==========          ==========
Dividends per share of common stock                                        *                   *
                                                                  ==========          ==========
Average number of outstanding shares of common stock **            7,670,297           7,582,105
                                                                  ==========          ==========

* In March 2003 and 2004, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**    Adjusted to reflect the common stock dividend declared in March 2004.

See Notes to Consolidated Financial Statements.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2004 AND 2003
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)

                                                                     2004                2003
                                                                  ----------          ----------
REVENUES
   Net fastener sales                                             $   81,380          $   55,245
   Interest, dividend and other income                                28,019              25,091
   Net insurance premiums earned                                     392,883              66,940
   Net mineral and filtration sales                                  138,327             130,908
   Net gain on investment transactions                                37,535               4,842
                                                                  ----------          ----------
     Total revenues                                                  678,144             283,026
                                                                  ----------          ----------
COSTS AND EXPENSES
   Underwriting expenses                                              84,388              28,283
   Salaries, administrative and other operating expenses              50,173              37,584
   Loss and loss adjustment expenses                                 185,114              39,668
   Cost of goods sold - fasteners                                     60,341              41,568
   Cost of mineral and filtration sales                              106,443             100,121
   Interest expense                                                    2,559               2,746
   Corporate administration                                           18,894              12,783
                                                                  ----------          ----------
     Total costs and expenses                                        507,912             262,753
                                                                  ----------          ----------
     Earnings before income taxes                                    170,232              20,273
   Income taxes                                                       59,445               6,553
                                                                  ----------          ----------
     Net earnings                                                 $  110,787          $   13,720
                                                                  ==========          ==========
Basic earnings per share of common stock **                       $    14.46          $     1.81
                                                                  ==========          ==========
Diluted earnings per share of common stock **                     $    14.40          $     1.80
                                                                  ==========          ==========
Dividends per share of common stock                                        *                   *
                                                                  ==========          ==========
Average number of outstanding shares of common stock **            7,661,002           7,571,762
                                                                  ==========          ==========

* In March 2003 and 2004, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**    Adjusted to reflect the common stock dividend declared in March 2004.

See Notes to Consolidated Financial Statements.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2004 AND DECEMBER 31, 2003
                  (dollars in thousands, except share amounts)

                                                                                       JUNE 30,
                                                                                         2004            DECEMBER 31,
                                                                                     (UNAUDITED)            2003 *
                                                                                      ----------          ----------
ASSETS
  Available for sale securities at fair value:   6/30/2004     12/31/2003
                                                 ---------     ----------
    Equity securities                   (cost:    $322,971       $370,982)            $  594,206          $  620,754
    Debt securities                     (cost:  $1,235,530       $910,307)             1,219,710             917,270
  Short term investments                                                                 168,102             135,079
                                                                                      ----------          ----------
                                                                                       1,982,018           1,673,103

  Cash                                                                                   166,098             231,583
  Notes receivable                                                                        91,804              92,082
  Accounts receivable, net                                                                74,369              75,154
  Premium balances receivable                                                            192,486             279,682
  Reinsurance receivables                                                                323,856             228,423
  Ceded unearned premium reserves                                                        336,188             264,038
  Deferred acquisition costs                                                              56,271              47,282
  Property and equipment-at cost, net of accumulated depreciation                        171,615             177,708
  Inventory                                                                               88,239              84,612
  Goodwill and other intangibles, net of amortization                                    232,423             233,739
  Deferred tax assets                                                                    104,822              85,736
  Other assets                                                                            77,780              94,898
                                                                                      ----------          ----------
                                                                                      $3,897,969          $3,568,040
                                                                                      ==========          ==========
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
  Current taxes payable                                                               $   29,077          $   49,605
  Losses and loss adjustment expenses                                                    684,429             454,664
  Other liabilities                                                                      242,316             211,000
  Reinsurance payable                                                                    127,286             255,117
  Unearned premiums                                                                      773,340             676,940
  Subsidiaries' debt                                                                     162,585             167,050
  Deferred tax liabilities                                                               203,237             190,842
                                                                                      ----------          ----------
    Total liabilities                                                                  2,222,270           2,005,218
  Common stockholders' equity                                                          1,675,699           1,562,822
                                                                                      ----------          ----------
                                                                                      $3,897,969          $3,568,040
                                                                                      ==========          ==========
COMMON SHARES OUTSTANDING **                                                           7,675,313           7,644,232
                                                                                      ==========          ==========

* Certain amounts have been reclassified to conform to the 2004 presentation.

**    Adjusted to reflect the common stock dividend declared in March 2004.

See Notes to Consolidated Financial Statements.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2004 AND 2003
                             (dollars in thousands)
                                   (unaudited)

                                                                                             2004                 2003
                                                                                           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                                             $ 110,787           $  13,720
  Adjustments to reconcile net earnings to cash provided by operations:
    Depreciation and amortization                                                             22,828              10,013
    Net gain on investment transactions                                                      (37,535)             (4,842)
    Tax benefit on stock options exercised                                                     1,251               3,085
    Decrease (increase) in accounts and notes receivable                                       1,063             (23,985)
    Increase in inventory                                                                     (3,627)             (8,490)
    Decrease in other assets                                                                  13,249              26,366
    Increase in reinsurance payable, net of reinsurance receivables                         (223,264)             (7,678)
    Decrease in premium balances receivable                                                   87,196               8,345
    Increase in ceded unearned premium reserves                                              (72,150)            (13,598)
    Increase in deferred acquisition costs                                                    (8,989)             (2,293)
    Increase (decrease) in other liabilities and current taxes                                29,738              (4,849)
    Increase in unearned premiums                                                             96,400              20,316
    Increase in losses and loss adjustment expenses                                          229,765              12,386
                                                                                           ---------           ---------
      Net adjustments                                                                        135,925              14,776
                                                                                           ---------           ---------
      Net cash provided by operating activities                                              246,712              28,496
                                                                                           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments                                                                   (574,865)           (243,659)
  Sales of investments                                                                       341,499             268,296
  Purchases of property and equipment                                                         (5,952)             (5,505)
  Net change in short-term investments                                                       (33,023)             36,211
  Other, net                                                                                 (20,581)              4,173
  Acquisition of insurance companies, net of cash acquired                                   (16,672)            (19,675)
                                                                                           ---------           ---------
      Net cash (used in) provided by investing activities                                   (309,594)             39,841
                                                                                           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                                                       (11,465)            (48,926)
  Proceeds of long-term debt                                                                   7,000              67,465
  Other, net                                                                                   1,862                 342
                                                                                           ---------           ---------
      Net cash (used in) provided by financing activities                                     (2,603)             18,881
                                                                                           ---------           ---------
      Net (decrease)  increase in cash                                                       (65,485)             87,218
Cash at beginning of period                                                                  231,583              27,423
                                                                                           ---------           ---------
Cash at end of period                                                                      $ 166,098           $ 114,641
                                                                                           =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                                                             $   2,633           $   2,163
      Income taxes                                                                         $  86,373           $   6,330

                 Notes to the Consolidated Financial Statements

      This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 Form 10-K") and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the "2004 First Quarter Form 10-Q") of Alleghany Corporation (the "Company").

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

      The Company maintains fixed option plans and a performance-based stock plan. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123 prospectively for all employee awards granted, modified or settled under any of its stock-based compensation plans after January 1, 2003. Fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no cash dividend yield for all years; expected volatility of 19 percent for all years; risk-free interest rates ranging from 3.56 to 4.4 percent; and expected lives of seven years. Prior to 2003, the Company accounted for its fixed option plans and performance-based stock plan under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

      During each of the second quarters of 2004 and 2003, 7,000 stock options were granted to Company directors under the Company's fixed option plans. The expense relating to options issued in prior periods was $45,000 in the 2004 second quarter and $12,360 in the 2003 second quarter. With respect to its performance-based stock plan, the Company recognized after-tax compensation expense of approximately $2.7 million in the 2004 second quarter and approximately $0.7 million in the 2003 second quarter (in each case calculated pursuant to the prospective method under SFAS 123).

      Had the Company applied SFAS 123 to all option awards outstanding under its fixed option plans during the 2004 and 2003 second quarters, the Company would have recognized after-tax expense of $93,000 in the 2004 second quarter and $58,000 in the 2003 second quarter. Had the Company applied SFAS 123 to all awards outstanding under its performance-based stock plan during the same periods, the Company would have recognized additional after-tax expense of approximately $2.6 million in the 2004 second quarter and approximately $1.3 million in the 2003 second quarter.

      The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards under all of the Company plans in each period.

                                        For the three months ended              For the six months ended
(dollars in thousands,                 June 30,            June 30,           June 30,             June 30,
except per share amounts)               2004                2003               2004                 2003
                                     -----------         -----------        -----------          -----------
Net earnings, as  reported           $    48,723         $     5,996        $   110,787          $    13,720
  Add: stock-based employee
   compensation expense
   included in reported net
   earnings, net of related
   tax                                     2,721                 754              4,460                1,337

  Less: stock-based
   compensation expense
   determined under fair
   value method for all
   stock options, net of
   related tax                             2,712               1,330              4,574                2,255
                                     -----------         -----------        -----------          -----------

Pro forma net earnings               $    48,732         $     5,420        $   110,673          $    12,802
                                     ===========         ===========        ===========          ===========
Earnings per share
  Basic - as reported                $      6.35         $      0.79        $     14.46          $      1.81
  Basic - pro forma                  $      6.35         $      0.71        $     14.45          $      1.69

  Diluted - as reported              $      6.33         $      0.79        $     14.40          $      1.80
  Diluted - pro forma                $      6.33         $      0.71        $     14.39          $      1.68

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

      The components of net periodic pension cost for the three and six months ended June 30, 2004 and 2003 consisted of the following:

                                                     For the three months ended     For the six months ended
                                                       June 30,       June 30,       June 30,       June 30,
         (dollars in thousands)                          2004           2003           2004           2003
                                                         ----           ----           ----           ----
Net periodic pension cost included
  the following expense (income) components:

Service cost-benefits earned during the quarter          $0.8           $0.8           $1.7           $1.6
Interest cost on projected benefit obligation             1.1            1.1            2.2            2.1
Expected return on plan assets                           (0.9)          (0.8)          (1.8)          (1.6)
Net amortization                                          0.7            0.6            1.3            1.3
                                                         ----           ----           ----           ----
Net periodic pension cost                                $1.7           $1.7           $3.4           $3.4
                                                         ====           ====           ====           ====


      The Company plans to contribute approximately $7.4 million to the plans in 2004, compared with contributions of approximately $6.9 million in 2003.

Acquisition of U.S. Aegis Energy Insurance Company

      On May 3, 2004, Alleghany Insurance Holdings LLC purchased U.S. AEGIS Energy Insurance Company (subsequently renamed Darwin National Assurance Company), an admitted insurance company domiciled in Delaware, from Associated Electric & Gas Insurance Services Limited to support future business underwritten by Darwin Professional Underwriters, Inc. for cash consideration of approximately $20.4 million, $17.1 million of which represented consideration for AEGIS's investment portfolio and approximately $3.3 million of which represented consideration for licenses.

Comprehensive Income

      The Company's total comprehensive income for the three months ended June 30, 2004 and 2003 was $62.1 million and $59.0 million, and $107.4 million and $57.1 million for the six months ended June 30, 2004 and 2003. Comprehensive income includes the Company's net earnings adjusted for changes in unrealized appreciation (depreciation) of investments, which were $14.2 million and $47.1 million for the three months ended June 30, 2004 and 2003, and $(0.4) million and $37.3 million for the six months ended June 30, 2004 and 2003, and cumulative translation adjustments, which were $(0.9) million and $5.9 million for the three months ended June 30, 2004 and 2003, and $(3.0) million and $6.1 million, for the six months ended June 30, 2004 and 2003.

Segment Information

      Information concerning the Company's operations by industry segment is summarized below:

                                 For the three months ended         For the six months ended
                                  June 30,         June 30,         June 30,         June 30,
    (dollars in millions)           2004             2003             2004             2003
                                  --------         --------         --------         --------
REVENUES
Property and casualty
     insurance                    $  217.0         $   38.3         $  448.3         $   77.0
Mining and filtration                 71.3             69.0            138.3            131.1
Corporate activities                  45.8             37.1             91.5             74.9
                                  --------         --------         --------         --------
     Total                        $  334.1         $  144.4         $  678.1         $  283.0
                                  ========         ========         ========         ========
EARNINGS (LOSSES) BEFORE
INCOME TAXES
Property and casualty
     insurance                    $   75.2         $    2.7         $  165.9         $    7.6
Mining and filtration                  5.6              6.5             10.8             11.4
Corporate activities                  (6.4)            (0.5)            (6.5)             1.3
                                  --------         --------         --------         --------
     Total                            74.4              8.7            170.2             20.3
                                  ========         ========         ========         ========
Income taxes                          25.7              2.7             59.4              6.6
                                  --------         --------         --------         --------
Net earnings                      $   48.7         $    6.0         $  110.8         $   13.7
                                  ========         ========         ========         ========

                               June 30,        December 31,
    (dollars in millions)        2004              2003
                               --------        -----------
IDENTIFIABLE ASSETS
Property and casualty
     insurance                 $2,936.1          $2,606.9
Mining and filtration             340.0             331.3
Corporate activities              621.9             629.8
                               --------          --------
     Total                     $3,898.0          $3,568.0
                               ========          ========

Contingencies

      The Company's subsidiaries are parties to pending claims and litigation in the ordinary course of their businesses. Each such operating unit makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of June 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis presents a review of the Company and its subsidiaries for the three and six months ended June 30, 2004 and 2003. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Company's 2003 Form 10-K and 2004 First Quarter Form 10-Q.

      The Company reported net earnings in the second quarter of 2004 of $48.7 million, compared with net earnings of approximately $6.0 million in the second quarter of 2003. The Company's common stockholders' equity per share at June 30, 2004 was $218.32, an increase from common stockholders' equity per share of $210.33 as of March 31, 2004 (both as adjusted for the stock dividend declared in March 2004). In the first six months of 2004, the Company's net earnings were $110.8 million, compared with net earnings of $13.7 million in the first six months of 2003. The 2004 six-month net earnings results include net gains on investment transactions after taxes (taxed at the federal income tax rate) of $24.4 million, compared with $3.1 million in the corresponding 2003 period.

      Alleghany Insurance Holdings LLC ("AIHL") recorded pre-tax earnings of $75.2 million on revenues of $217.0 million in the 2004 second quarter, compared with pre-tax earnings of $2.7 million on revenues of $38.3 million in the second quarter of 2003, and pre-tax earnings of $165.9 million on revenues of $448.3 million in the first six months of 2004, compared with pre-tax earnings of $7.6 million on revenues of $77.0 million in the first six months of 2003. AIHL's 2004 second quarter net earnings include after-tax investment income of $6.5 million and a realized after-tax net gain on investment transactions of $2.8 million, compared with after-tax investment income of $3.3 million and no realized after-tax net gain on investment transactions in the corresponding 2003 period. AIHL's 2004 second quarter after-tax investment income reflects a larger invested asset base, principally due to capital contributions by the Company and the acquisition of the operations of RSUI Group, Inc. ("RSUI") in July 2003.

      The comparative pre-tax contributions to AIHL's results made by its operating units RSUI, Capitol Transamerica Corporation ("CATA") and Darwin Professional Underwriters, Inc. ("Darwin") were as follows (in thousands, except ratios):

                           Three Months Ended June 30,

                                           RSUI(1)           CATA(2)          Darwin(3)            Total
                                           -------           -------          ---------           -------
2004

Gross premiums written                     $ 308.1           $  46.7           $  20.2            $ 375.0
Net premiums written                         171.8              42.2              14.6              228.6

Net premiums earned                        $ 154.0           $  39.5           $   9.7            $ 203.2
Loss and loss adjustment expenses             63.4              22.6               6.1               92.1
Underwriting expenses                         23.5              15.6               3.7               42.8
                                           -------           -------           -------            -------
Underwriting profit (loss) (4)             $  67.1           $   1.3           $(  0.1)           $  68.3
                                           =======           =======           =======            =======
Loss ratio (5)                                41.2%             57.2%             62.9%              45.3%
Expense ratio (6)                             15.3%             39.5%             38.1%              21.1%
Combined ratio (7)                            56.5%             96.7%            101.0%              66.4%

2003

Gross premiums written                           -           $  44.1           $   2.1            $  46.2
Net premiums written                             -              39.4               2.0               41.4

Net premiums earned                              -           $  33.4           $   0.1            $  33.5
Loss and loss adjustment expenses                -              19.8               0.1               19.9
Underwriting expenses                            -              13.6               1.4               15.0
                                                             -------           -------            -------
Underwriting profit (loss) (4)                   -           $   0.0           $  (1.4)           $  (1.4)
                                                             ========          ========           ========
Loss ratio (5)                                   -              59.3%                -               59.3%
Expense ratio (6)                                -              40.7%                -               44.9%
Combined ratio (7)                               -             100.0%                -              104.2%

                            Six Months Ended June 30,

                                           RSUI(1)           CATA(2)          Darwin(3)            Total
                                           -------           -------          ---------           -------
2004

Gross premiums written                     $ 602.5           $  88.4           $  40.8            $ 731.7
Net premiums written                         309.5              79.0              28.6              417.1

Net premiums earned                        $ 302.3           $  74.0           $  16.6            $ 392.9
Loss and loss adjustment expenses            133.4              41.4              10.4              185.2
Underwriting expenses                         47.0              30.8               6.6               84.4
                                           -------           -------           -------            -------
Underwriting profit (loss) (4)             $ 121.9           $   1.8           $  (0.4)           $ 123.3
                                           =======           =======           =======            =======

Loss ratio (5)                                44.1%             56.0%             62.7%              47.1%
Expense ratio (6)                             15.5%             41.6%             39.8%              21.5%
Combined ratio (7)                            59.6%             97.6%            102.5%              68.6%

2003

Gross premiums written                           -           $  80.5           $   2.1            $  82.6
Net premiums written                             -              71.7               2.0               73.7

Net premiums earned                              -           $  66.8           $   0.1            $  66.9
Loss and loss adjustment expenses                -              39.6               0.1               39.7
Underwriting expenses                            -              26.8               1.4               28.2
                                                             -------           -------            -------
Underwriting profit (loss) (4)                   -           $   0.4           $  (1.4)           $  (1.0)
                                                             =======           =======            =======

Loss ratio (5)                                   -              59.3%                -               59.3%
Expense ratio (6)                                -              40.2%                -               42.2%
Combined ratio (7)                               -              99.5%                -              101.5%

(1)   Since July 1, 2003.

(2) Includes the results of Platte River Insurance Company, which was acquired contemporaneously with CATA in January 2002 and operates in conjunction with CATA.

(3) Although Darwin is an underwriting manager for Platte River and certain subsidiaries of CATA, the results of business generated by Darwin have been separated from CATA's results for purposes of this table. Since Darwin commenced operations in May 2003, it generated minimal business during the second quarter and first six months of 2003. Therefore, ratios for such periods are not separately presented.

(4) Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with generally accepted accounting principles in the United States of America ("GAAP"), and does not include income derived from investments. Underwriting profit
      (loss) does not replace net income (loss) determined in accordance with GAAP as a measure of profitability; rather, it provides a basis for management to evaluate the underwriting performance of its insurance operating units.

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

      RSUI's favorable underwriting results in the first half of 2004, particularly with respect to its commercial property line, reflect the absence of any significant catastrophe losses and lower than expected commercial property non-catastrophe losses during the 2004 second quarter. RSUI's commercial property business is exposed to catastrophe losses which have historically occurred more frequently during the second and third quarters. Rates at RSUI in the first half of 2004 as compared with the second half of 2003 continue to reflect overall industry trends, with flat or marginally increased rates in RSUI's casualty lines of business (except for professional liability which experienced more significant increases in rates) and decreased rates in its property lines of business primarily due to increased competition. The continuation of such trends may result in lower levels of gross premiums written by RSUI during the remainder of 2004, since RSUI is expected to write more business when it considers prices adequate to support acceptable profit margins and less business when it considers prices inadequate to support acceptable profit margins. In the 2004 second quarter, RSUI increased the amount of retained premiums written in its general liability and professional liability lines (for policies with limits of $1.0 million or less). Such increase in retentions may partially offset the effect on net written premiums from potentially lower volume of gross written premiums during the remainder of 2004.

      The increase in CATA's gross premiums written in the second quarter and first half of 2004 compared with the corresponding 2003 periods primarily reflects premiums generated from an expansion of its business into the excess and surplus markets. CATA's 2004 second quarter underwriting results reflect better underwriting margins on the current accident year, offset by a resulting increase in profit commissions and a $2.9 million pre-tax charge related to loss reserve development on contract surety and commercial multi-peril liability business written by CATA in the 2003 and prior accident years. Rates at CATA for the 2004 second quarter as compared with the 2003 second quarter reflect overall industry trends, with slightly lower levels of rate increases in its casualty lines of business and rate decreases in its property lines of business, primarily due to increased competition.

      As previously reported, in the 2003 fourth quarter, CATA strengthened its loss reserves related to assumed reinsurance treaties written between 1969 and 1976 in the amount of $21.9 million upon completion of an actuarial study undertaken by management and an independent actuarial review. Losses on such assumed reinsurance treaties primarily relate to asbestos liabilities and environmental impairment liabilities. After such increase, at year end 2003, CATA's aggregate reserves for asbestos liabilities and environmental impairment liabilities were approximately 17.5 times the annual average paid claims for the prior three-year period. Although CATA believes that such reserve levels are appropriate, it has engaged an outside reinsurance claims consultant to examine and develop more detailed information relating to its assumed reinsurance treaties in order to provide additional information for CATA and its outside actuary to consider in connection with their review of such loss reserves during the second half of 2004. To the extent any such review should result in the need for an increase in CATA's aggregate loss reserves, such increase would be reflected as a loss and loss adjustment expense in the statement of earnings in the period in which the increase is made.

      Darwin's results in the second quarter and first half of 2004 continue to reflect the incurrence of expenses for organizational build-up to support expected future premium levels, as well as increased competition across all of its lines of business. As Darwin commenced operations in May 2003, it does not have any meaningful claims experience on which to base its reserves. In the absence of such history, Darwin's management and outside actuaries have used industry data related to the lines of business underwritten by Darwin to establish reserves until sufficient claims experience exists.

      World Minerals recorded pre-tax earnings of $5.6 million on revenues of $71.3 million in the second quarter of 2004, compared with pre-tax earnings of $6.5 million on revenues of $69.0 million in the corresponding period in 2003, and pre-tax earnings of $10.8 million on revenues of $138.3 million in the first six months of 2004, compared with pre-tax earnings of $11.4 million on revenues of $131.1 million in the first six months of 2003. The 2004 first half results reflect lower margins due to competitive pricing pressures and increased energy, labor and benefit costs, partially offset by the continuing favorable impact of the strong euro versus the U.S. dollar and an increase in net shipments.

      Corporate activities recorded a pre-tax loss of $6.4 million on revenues of $45.8 million in the second quarter of 2004, compared with a pre-tax loss of $0.5 million on revenues of $37.1 million in the corresponding period in 2003, and a pre-tax loss of $6.5 million on revenues of $91.5 million in the first six months of 2004, compared with pre-tax earnings of $1.3 million on revenues of $74.9 million in the corresponding 2003 period. Corporate activities includes parent company results and the results of miscellaneous subsidiaries, including Heads & Threads International LLC and Alleghany Properties, Inc. The 2004 results for corporate activities reflect increased expense for stock-based incentive compensation due to a significant increase in the market price of the Company's common stock from June 30, 2003 to June 30, 2004.

      As of June 30, 2004, the Company beneficially owned 8.0 million shares, or approximately 2.1 percent, of the outstanding common stock of Burlington Northern

Santa Fe Corporation, which had an aggregate market value on that date of approximately $280.6 million, or $35.07 per share, compared with a market value on June 30, 2003 of $227.5 million, or $28.44 per share. The aggregate cost of such shares is approximately $96.6 million, or $12.07 per share.

      The Company has previously announced that it may purchase shares of its common stock in open market transactions from time to time. In the second quarter of 2004, the Company did not purchase any shares of its common stock. As of June 30, 2004, the Company had 7,675,313 shares of common stock outstanding (which includes the stock dividend declared in March 2004).

      The Company's results in the 2004 second quarter are not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.

      Information regarding the Company's accounting policies is included in the Company's 2003 Form 10-K, 2004 First Quarter Form 10-Q and the Notes to the Consolidated Financial Statements included in this report on Form 10-Q.

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

      The table below presents a sensitivity analysis of the debt securities of the Company and its insurance subsidiaries that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential changes in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, the Company uses fair values to measure its potential change, and a +/- 200 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical June 30, 2004 ending prices based on yields adjusted to reflect a +/ - 200 basis point range of change in interest rates, comparing such hypothetical ending price to actual ending prices, and multiplying the difference by the par outstanding.

SENSITIVITY ANALYSIS
At June 30, 2004
(dollars in millions)

    Interest Rate Shifts             -200            -100            0          100                200
------------------------------     --------        --------      --------     --------           --------
ASSETS
Debt securities, fair value        $1,295.4        $1,256.9      $1,219.6     $1,182.6           $1,145.3
Estimated change in fair value     $   75.8        $   37.3            --     $  (37.0)          $  (74.3)

LIABILITIES
Subsidiaries' debt, fair value     $  160.9        $  161.6      $  162.8     $  164.1           $  165.4
Estimated change in fair value     $   (1.9)       $   (1.3)           --     $    1.3           $    2.6

      The Company's 2003 Form 10-K provides a more detailed discussion of the market risks affecting its operations. Based on the Company's estimates as of June 30, 2004, no material change has occurred in its liabilities, as compared with amounts disclosed in the 2003 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

      The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic reports required to be filed with the U.S. Securities and Exchange Commission. Additionally, as of the end of the period covered by this report on Form 10-Q, the Company's CEO and CFO have concluded that there have been no significant changes in internal control over financial reporting that have occurred during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Forward-Looking Statements

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" contain disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based upon the Company's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. These statements are not guarantees of future performance, and the Company has no specific intention to update these statements. The uncertainties and risks include, but are not limited to, those relating to conducting operations in a competitive environment and conducting operations in foreign countries, effects of acquisition and disposition activities, adverse loss development for events insured by the Company's insurance operations in either the current year or prior years, general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession, changes in costs, including changes in labor costs, energy costs and raw material prices, variations in political, economic or other factors such as currency exchange rates, inflation rates or recessionary or expansive trends, changes in market prices of the Company's significant equity investments, tax, legal and regulatory changes, extended labor disruptions, significant weather-related or other natural or human-made catastrophes and disasters, especially with respect to their impact on losses at the Company's insurance subsidiaries, acts of terrorism, civil unrest or other external factors over which the Company has no control, and changes in the Company's plans, strategies, objectives, expectations or intentions, which may happen at any time at the Company's discretion. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      (c) Recent Sales of Unregistered Securities.

      On April 8, 2004, the Company issued 1,960 shares of common stock to Allan
P. Kirby, Jr. upon the exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends and the spin-off by the Company of Chicago Title Corporation in 1998, at an exercise price of $72.30 per share, or $141,750 in the aggregate, granted to Mr. Kirby on April 25, 1994 pursuant to the Alleghany Corporation Amended and Restated Directors' Stock Option Plan. The sale of the common stock was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

      On May 13, 2004, the Company issued an aggregate of 399 shares of the Company's common stock to seven non-employee directors of the Company pursuant to the Alleghany Corporation Directors' Equity Compensation Plan. Such shares represent one-half of the value of each director's retainer for the following twelve months' service as a director, exclusive of any per meeting fees, committee fees or expense reimbursements. The sale of common stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

      The above does not include unregistered issuances of the Company's common stock that did not involve a sale, consisting of issuances of common stock and other securities pursuant to employee incentive plans.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company's 2004 Annual Meeting of Stockholders was held on April 23, 2004. At the Annual Meeting, three directors were elected to serve for three-year terms on the Company's Board of Directors, by the following votes:

                                       FOR               WITHHELD
                                    ---------            --------
Allan P. Kirby, Jr.                 6,461,138              69,525
Thomas S. Johnson                   6,401,065             129,598
James F. Will                       6,461,462              69,201

      The selection of KPMG LLP, independent registered accounting firm, as auditors for the Company for the year 2004 was ratified by a vote of 6,416,912 shares in favor and 98,014 shares opposed. A total of 15,737 shares abstained from voting.

ITEM 5.  OTHER INFORMATION

      In July 2004, the Company entered into a three-year unsecured credit agreement with a bank syndicate (the "Credit Agreement"). The Credit Agreement provides commitments for revolving credit loans in an aggregate principal amount of up to $200.0 million. The Credit Agreement replaced a prior 364-day credit agreement which expired on June 14, 2004 and a three-year credit agreement which was scheduled to expire on June 14, 2005, each of which provided for revolving credit loans in an aggregate principal amount of up to $100.0 million. Wachovia Bank, National Association, serves as administrative agent for the banks under the Credit Agreement. At the Company's option, borrowings under the Credit Agreement will bear interest at either (x) the higher of (i) the administrative agent's prime commercial lending rate or (ii) the federal funds rate plus 0.5% or (y) the London Interbank Overnight Rate plus a margin (currently 80 basis points) based on the Company's Standard & Poors and/or Moody's rating. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes. The Company's practice is to repay borrowings under its credit agreements promptly in order to keep the facilities available for future acquisitions. No borrowings under the Company's former credit facilities were outstanding as at June 30, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

         Exhibit Number                         Description

         10.1 Trust Agreement, dated as of June 10, 2004, by and among Royal Indemnity Company, Royal Surplus Lines Insurance Company, RSUI Indemnity Company and The Bank of New York, as Trustee.

         10.2 Assignment of Net Premium Receivables, dated as of June 10, 2004, by and among The Bank of New York, Royal Indemnity Company and Royal Surplus Lines Insurance Company.

         10.3 Assignment of Reinsurance Recoverables, dated as of June 10, 2004, by and among RSUI Indemnity Company, The Bank of New York, Royal Indemnity Company and Royal Surplus Lines Insurance Company.

         10.4 Credit Agreement, dated as of July 28, 2004, among the Company, the banks which are signatories thereto, Wachovia Bank, National Association as administrative agent for the banks, U.S. Bank National Association as syndication agent for the banks, and LaSalle Bank National Association and HSBC Bank USA, National Association, as documentation agents for the banks (the "Credit Agreement").

         10.5 List of Contents of Exhibits and Schedules to the Credit Agreement. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

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

      (b) Reports on Form 8-K.

      On August 3, 2004, the Company filed a report on Form 8-K under Item 12 thereof regarding a press release reporting on the Company's financial results as of and for the quarter ended June 30, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ALLEGHANY CORPORATION
                                           Registrant

Date: August 3, 2004                       /s/ David B. Cuming
                                           -----------------------------
                                           David B. Cuming
                                           Senior Vice President
                                           (and chief financial officer)