Form 10-Q
period 2004-09-30
ALLEGHANY CORP /DE
filed 2004-11-09
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                YES X                                 NO
--------------------------------------------------------------------------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

                YES X                                 NO
--------------------------------------------------------------------------------


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

                     7,676,197 SHARES AS OF OCTOBER 31, 2004
--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS (LOSSES)
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2004 AND 2003
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)


                                                                               2004                  2003
                                                                           -----------           -----------
REVENUES
            Net fastener sales                                             $    41,846           $    30,559
            Interest, dividend and other income                                 18,156                11,096
            Net insurance premiums earned                                      198,606               167,819
            Net mineral and filtration sales                                    73,276                67,502
            Net gain on investment transactions                                  6,688                77,874
                                                                           -----------           -----------
             Total revenues                                                    338,572               354,850
                                                                           -----------           -----------

COSTS AND EXPENSES
            Underwriting expenses                                               48,700                40,097
            Salaries, administrative and other operating expenses               26,701                22,914
            Loss and loss adjustment expenses                                  242,166               100,609
            Cost of goods sold - fasteners                                      32,880                23,614
            Cost of mineral and filtration sales                                55,974                50,174
            Interest expense                                                     1,346                 1,381
            Corporate administration                                            10,299                 8,218
                                                                           -----------           -----------
             Total costs and expenses                                          418,066               247,007
                                                                           -----------           -----------

             (Loss) earnings before income taxes                               (79,494)              107,843

            Income tax (benefit) provision                                     (32,490)               32,973
                                                                           -----------           -----------

             Net (loss) earnings                                           ($   47,004)          $    74,870
                                                                           ===========           ===========


Basic (loss) earnings per share of common stock *                          ($     6.12)          $      9.83
                                                                           ===========           ===========

Diluted (loss) earnings per share of common stock **                       ($     6.12)          $      9.79
                                                                           ===========           ===========

Dividends per share of common stock                                                ***                   ***
                                                                           ===========           ===========
Average number of outstanding shares of common stock *                       7,675,313             7,617,920
                                                                           ===========           ===========



*     Adjusted to reflect the common stock dividend declared in March 2004.

** Adjusted to reflect the common stock dividend declared in March 2004. The diluted loss per share amount in 2004 was anti-dilutive. Therefore, basic loss per share is presented.

*** In March 2003 and 2004, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

See Notes to Unaudited Consolidated Financial Statements.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                            FOR THE NINE MONTHS ENDED
                          SEPTEMBER 30, 2004 AND 2003
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)


                                                                                2004                2003
                                                                             ----------          ----------
REVENUES
              Net fastener sales                                             $  123,226          $   85,804
              Interest, dividend and other income                                46,175              36,187
              Net insurance premiums earned                                     591,489             234,759
              Net mineral and filtration sales                                  211,603             198,410
              Net gain on investment transactions                                44,223              82,716
                                                                             ----------          ----------
               Total revenues                                                 1,016,716             637,876
                                                                             ----------          ----------

COSTS AND EXPENSES
              Underwriting expenses                                             133,088              68,380
              Salaries, administrative and other operating expenses              76,874              60,498
              Loss and loss adjustment expenses                                 427,280             140,277
              Cost of goods sold - fasteners                                     93,221              65,182
              Cost of mineral and filtration sales                              162,417             150,295
              Interest expense                                                    3,905               4,127
              Corporate administration                                           29,193              21,001
                                                                             ----------          ----------
               Total costs and expenses                                         925,978             509,760
                                                                             ----------          ----------

               Earnings before income taxes                                      90,738             128,116

              Income taxes                                                       26,955              39,526
                                                                             ----------          ----------

               Net earnings                                                  $   63,783          $   88,590
                                                                             ==========          ==========


Basic earnings per share of common stock *                                   $     8.32          $    11.68
                                                                             ==========          ==========

Diluted earnings per share of common stock *                                 $     8.29          $    11.64
                                                                             ==========          ==========

Dividends per share of common stock                                                  **                  **
                                                                             ==========          ==========

Average number of outstanding shares of common stock *                        7,665,295           7,586,665
                                                                             ==========          ==========

*     Adjusted to reflect the common stock dividend declared in March 2004.

** In March 2003 and 2004, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.


See Notes to Unaudited Consolidated Financial Statements.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                  (dollars in thousands, except share amounts)


                                                                               SEPTEMBER 30,
                                                                                    2004            DECEMBER 31,
                                                                                (UNAUDITED)            2003 *
                                                                                ----------          ----------
ASSETS
     Available for sale securities at fair value: 9/30/2004    12/31/2003

          Equity securities               (cost:   $321,155      $370,982 )       $612,454            $620,754
          Debt securities                 (cost: $1,325,242      $910,307 )      1,327,385             917,270
     Short-term investments                                                         74,422             135,079
                                                                                ----------          ----------
                                                                                 2,014,261           1,673,103

     Cash                                                                          275,838             231,583
     Notes receivable                                                               91,804              92,082
     Accounts receivable, net                                                       76,592              75,154
     Premium balances receivable                                                   170,578             279,682
     Reinsurance receivables                                                       580,425             211,753
     Ceded unearned premium reserves                                               284,589             231,166
     Deferred acquisition costs                                                     56,885              47,282
     Property and equipment - at cost, net of accumulated depreciation             170,924             177,708
     Inventory                                                                      85,696              84,612
     Goodwill and other intangibles, net of amortization                           230,483             233,739
     Deferred tax assets                                                           111,074              85,736
     Current taxes receivable                                                       21,555                   0
     Other assets                                                                   75,909              94,898
                                                                                ----------          ----------

                                                                                $4,246,613          $3,518,498
                                                                                ==========          ==========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
     Current taxes payable                                                      $        0          $   49,605
     Losses and loss adjustment expenses                                         1,153,846             437,994
     Other liabilities                                                             224,738             211,000
     Reinsurance payable                                                           103,990             255,117
     Unearned premiums                                                             735,208             644,068
     Subsidiaries' debt                                                            158,724             167,050
     Deferred tax liabilities                                                      216,233             190,842
                                                                                ----------          ----------
                   Total liabilities                                             2,592,739           1,955,676
     Common stockholders' equity                                                 1,653,874           1,562,822
                                                                                ----------          ----------
                                                                                $4,246,613          $3,518,498
                                                                                ==========          ==========

COMMON SHARES OUTSTANDING **                                                     7,675,313           7,644,232
                                                                                ==========          ==========


* Certain amounts have been restated and reclassified to conform to the 2004 presentation.

**    Adjusted to reflect the common stock dividend declared in March 2004.

See Notes to Unaudited Consolidated Financial Statements.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                             (dollars in thousands)
                                   (unaudited)


                                                                                           2004                  2003*
                                                                                       -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                                        $    63,783           $    88,590
   Adjustments to reconcile net earnings to cash provided by operations:
          Depreciation and amortization                                                     36,578                15,979
          Net gain on investment transactions                                              (44,223)              (82,716)
          Tax benefit on stock options exercised                                             1,251                 3,388
          Increase in accounts and notes receivable                                         (1,160)              (16,827)
          (Increase) decrease in inventory                                                  (1,084)               27,352
          Decrease (increase) in other assets                                               17,554              (141,559)
          Increase in reinsurance receivable, net of reinsurance payable                  (519,799)               10,538
          Decrease (increase) in premium balances receivable                               109,104               (84,454)
          Increase in ceded unearned premium reserves                                      (53,423)              (32,751)
          Increase in deferred acquisition costs                                            (9,603)              (32,101)
          (Decrease) increase in other liabilities and current taxes                       (41,831)               99,123
          Increase in unearned premiums                                                     91,140               369,572
          Increase in losses and loss adjustment expenses                                  715,852                69,280
                                                                                       -----------           -----------
                  Net adjustments                                                          300,356               204,824
                                                                                       -----------           -----------
                  Net cash provided by operating activities                                364,139               293,414
                                                                                       -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investments                                                              (1,161,234)             (687,270)
   Sales of investments                                                                    844,109               437,580
   Purchases of property and equipment                                                     (12,389)              (15,709)
   Net change in short-term investments                                                     60,657               120,005
   Other, net                                                                              (24,807)              114,837
   Acquisition of insurance companies, net of cash acquired                                (17,742)             (131,389)
                                                                                       -----------           -----------
                  Net cash used in investing activities                                   (311,406)             (161,946)
                                                                                       -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long-term debt                                                    (16,326)              (82,931)
   Proceeds of long-term debt                                                                8,000               114,371
   Other, net                                                                                 (152)                4,631
                                                                                       -----------           -----------
                  Net cash (used in) provided by financing activities                       (8,478)               36,071
                                                                                       -----------           -----------
                  Net increase in cash                                                      44,255               167,539
Cash at beginning of period                                                                231,583                27,423
                                                                                       -----------           -----------
Cash at end of period                                                                  $   275,838           $   194,962
                                                                                       ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
          Interest                                                                     $     4,095           $     2,977
          Income taxes                                                                 $   114,144           $     9,019

* Certain amounts have been restated and reclassified to conform to the 2004 presentation.

See Notes to Unaudited Consolidated Financial Statements.

            Notes to the Unaudited Consolidated Financial Statements

      This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 Form 10-K") and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 (the "2004 First Quarter Form 10-Q") and June 30, 2004 (the "2004 Second Quarter Form 10-Q") of Alleghany Corporation (the "Company").

      The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

Principles of Consolidation

      The Company's consolidated financial statements include the financial results of Alleghany Corporation and its majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

      The Company maintains fixed option plans and a performance-based stock plan. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123 prospectively for all employee and/or director awards granted, modified or settled under any of its stock-based compensation plans after January 1, 2003. Fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no cash dividend yield for all years; expected volatility of 19 percent for all years; risk-free interest rates ranging from 3.02 percent to
3.75 percent; and expected lives of seven years. Prior to 2003, the Company accounted for its fixed option plans and performance-based stock plan under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

      During the third quarter of 2004 and 2003, no stock options were granted under the Company's fixed option plans. The expense relating to options issued in prior periods was $47,000 in the third quarter of 2004 and $21,000 in the third quarter of 2003.

With respect to its performance-based stock plan, the Company recognized after-tax compensation expense of approximately $2.5 million in the 2004 third quarter and approximately $1.1 million in the 2003 third quarter (in each case calculated pursuant to the prospective method under SFAS 123).

      Had the Company applied SFAS 123 to all option awards outstanding under its fixed option plans during the 2004 and 2003 third quarters, the Company would have recognized after-tax expense of $64,000 in the 2004 third quarter and $30,000 in the 2003 third quarter. Had the Company applied SFAS 123 to all awards outstanding under its performance-based stock plan during the same periods, the Company would have recognized additional after-tax expense of approximately $1.9 million in the 2004 third quarter and approximately $1.2 million in the 2003 third quarter.

      The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards under all of the Company plans in each period.

                                                  For the three months ended               For the nine months ended
(dollars in thousands, except per             September 30,         September 30,      September 30,       September 30,
share amounts)                                    2004                  2003               2004                2003
                                              ----------            ----------          ----------          ----------
Net (loss) earnings, as  reported             $  (47,004)           $   74,870          $   63,783          $   88,590
   Add: stock-based employee
    compensation expense included in
    reported net earnings, net of
    related tax                                    2,534                 1,167               6,994               2,504
   Less: stock-based compensation
    expense determined under fair
    value method for all stock
    options, net of related tax                    1,983                 1,288               6,556               3,543
                                              ----------            ----------          ----------          ----------

Pro forma net (loss) earnings                 $  (46,453)           $   74,749          $   64,221          $   87,551
                                              ==========            ==========          ==========          ==========

(Loss) earnings per share
   Basic - as reported                        $    (6.12)           $     9.83          $     8.32          $    11.68
   Basic - pro forma                          $    (6.05)           $     9.81          $     8.29          $    11.54

   Diluted - as reported                      $    (6.12)*          $     9.79          $     8.38          $    11.64
   Diluted - pro forma                        $    (6.05)*          $     9.78          $     8.34          $    11.50

* As diluted net loss per share was anti-dilutive, basic net loss per share figures are presented.

Employee Benefit Plans

      The Company has several noncontributory defined benefit pension plans, including plans in place at its World Minerals, Inc. operating unit. Under executive retirement plans, defined benefits are based on years of service and the employee's average annual base salary over a consecutive three-year period during the last ten years or, if applicable, shorter period of employment, plus one-half of the highest average annual bonus over a consecutive five-year period during the last ten years, or, if applicable, shorter period of employment. With respect to its funded plans, the Company's policy is to contribute annually the amount necessary to satisfy the Internal Revenue Service's funding requirements. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Additional details regarding the Company's noncontributory defined benefit pension plans can be found in Note 11 to the Consolidated Financial Statements in the Company's 2003 Form 10-K. The Company plans to contribute approximately $4.9 million to the plans in 2004, compared with contributions of approximately $6.9 million in 2003.

      The components of net periodic pension cost for the three and nine months ended September 30, 2004 and 2003 consisted of the following:

                                                      For the three months ended            For the nine months ended
                                             September 30,      September 30,        September 30,      September 30,
(dollars in thousands)                           2004               2003                 2004               2003
                                             -------------      -------------        -------------      -------------
Net periodic pension cost included the
  following expense (income) components:

Service cost-benefits earned during the
  quarter                                        $0.9                $0.8                $2.6                $2.4
Interest cost on projected benefit                1.1                 1.0                 3.3                 3.1
  obligation
Expected return on plan assets                   (0.9)               (0.8)               (2.8)               (2.3)
Net amortization                                  0.6                 0.7                 1.9                 2.0
Settlement loss                                   1.1                  --                 1.1                  --
                                                 ----                ----                ----                ----
Net periodic pension cost                        $2.8                $1.7                $6.1                $5.2
                                                 ====                ====                ====                ====

      Pursuant to the requirements of SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the Company recognized a $1.1 million settlement loss in the 2004 third quarter due to an amendment of the parent company executive retirement plan from a funded to an unfunded plan and the resulting distribution of all accrued benefits to date to vested participants.

Comprehensive Income

      The Company's total comprehensive (loss) income for the three months ended September 30, 2004 and 2003 was $(21.1) million and $20.1 million, and $86.3 million and $(16.4) million for the nine months ended September 30, 2004 and 2003. Comprehensive income (loss) includes the Company's net earnings (losses) adjusted for changes in unrealized appreciation (depreciation) of investments, which were $24.5 million and $(54.9) million for the three months ended September 30, 2004 and 2003, and $24.1 million and $(17.6) million for the nine months ended September 30, 2004 and 2003, and cumulative translation adjustments, which were $1.5 million and $(0.1) million for the three months ended September 30, 2004 and 2003, and $(1.6) million and $6.2 million for the nine months ended September 30, 2004 and 2003.

Segment Information

      Summary information concerning the Company's operations is as follows:

                                              For the three months ended         For the nine months ended
                                            September 30,     September 30,    September 30,    September 30,
(dollars in millions)                            2004             2003            2004                2003
                                            -------------     -------------    -------------    -------------
REVENUES
Property and casualty
     insurance                                 $  216.4         $  221.5        $  664.7           $  298.5
Mining and filtration                              72.9             67.4           211.2              198.6
Corporate activities                               49.2             66.0           140.8              140.8
                                               --------         --------        --------           --------
     Total                                     $  338.6         $  354.9        $1,016.7           $  637.9
                                               ========         ========        ========           ========
EARNINGS (LOSSES) BEFORE INCOME TAXES
Property and casualty
     insurance                                 $  (81.5)        $   75.0        $   84.4           $   82.6
Mining and filtration                               6.0              6.9            16.8               18.3
Corporate activities                               (4.0)            25.9           (10.5)              27.2
                                               --------         --------        --------           --------
     Total                                        (79.5)           107.8            90.7              128.1
                                               ========         ========        ========           ========

Income tax (benefit) provision                    (32.5)            32.9            26.9               39.5
                                               --------         --------        --------           --------

Net (loss) earnings                            $  (47.0)        $   74.9        $   63.8           $   88.6
                                               ========         ========        ========           ========

                              September 30,     December 31,
(dollars in millions)             2004              2003
                               ----------        ----------
IDENTIFIABLE ASSETS
Property and casualty
     insurance                 $  3,257.3        $  2,557.4
Mining and filtration               338.8             331.3
Corporate activities                650.5             629.8
                               ----------        ----------
     Total                     $  4,246.6        $  3,518.5
                               ==========        ==========

      The Company's operating businesses are segmented based on the nature of products and services provided. Segment accounting policies are the same as the Consolidated Accounting Policies described in Note 1 to the Consolidated Financial Statements in the 2003 Form 10-K. Property and casualty insurance operations, which are conducted by Alleghany Insurance Holdings LLC ("AIHL") and its subsidiaries RSUI Group, Inc. ("RSUI"), Capitol Transamerica Corporation ("CATA") and Darwin Professional Underwriters, Inc. ("Darwin"), and mining and filtration operations, which are conducted by World Minerals, Inc. ("World Minerals"), are the Company's largest businesses. The primary components of "corporate activities" are Heads & Threads International LLC ("Heads & Threads"), Alleghany Properties, Inc. and corporate activities at the parent level.

Correction of Error

      The Consolidated Balance Sheet at December 31, 2003 has been restated to reflect the correction of an accounting error made at one of the Company's insurance businesses. The asset and liability accounts affected by the correction, the amount previously reported, the amount of the correction and the restated amount are as follows:

                                         AMOUNT PREVIOUSLY     AMOUNT OF     DECEMBER 31, 2003
(in millions)                                REPORTED         CORRECTION      RESTATED AMOUNT
                                         -----------------    ----------     -----------------
ASSETS
Reinsurance receivables                    $    228.4         $  (16.7)        $    211.8
Ceded unearned premium reserves            $    264.0            (32.8)        $    231.2
                                                              --------

Total assets                               $  3,568.0         $   49.5         $  3,518.5
                                                              ========

LIABILITIES
Loss and loss adjustment expenses          $    454.7         $  (16.7)        $    438.0

Unearned premiums                          $    676.9            (32.8)        $    644.1
                                                              --------
Total liabilities                          $  2,005.2         $   49.5         $  1,955.7
                                                              ========

      The correction recorded in the 2004 third quarter was identified by management during a financial statement review and relates to certain inter-company reinsurance balances that had not been eliminated on the Consolidated Balance Sheet. The correction had no impact on the Statement of Earnings (Losses) and Stockholders' Equity. The Statements of Cash Flow have been adjusted for the correction. There was no impact on cash flows from operating activities, investing activities and financing activities.

Contingencies

         The Company's subsidiaries are parties to pending claims and litigation in the ordinary course of their businesses. Each such subsidiary makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of September 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis presents a review of the Company and its subsidiaries for the three and nine months ended September 30, 2004 and 2003. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Company's 2003 Form 10-K, 2004 First Quarter Form 10-Q and 2004 Second Quarter Form 10-Q.

         The Company reported a net loss in the third quarter of 2004 of $47.0 million, compared with net earnings of $74.9 million in the third quarter of 2003. The Company's 2004 third quarter results primarily reflect $97.8 million of after-tax catastrophe losses, net of reinsurance and $6.9 million of reinsurance reinstatement premiums, at its RSUI and CATA operating units due to the impact of Hurricanes Charley, Frances, Ivan and Jeanne during the period. The 2004 third quarter net losses include net gains on investment transactions after taxes (taxed at the federal income tax rate) of $4.3 million, compared with $50.6 million in the corresponding 2003 period. In the first nine months of 2004, the Company's net earnings were $63.8 million, compared with net earnings of $88.6 million in the first nine months of 2003. The 2004 nine-month net earnings results include net gains on investment transactions after taxes (taxed at the federal income tax rate) of $28.7 million, compared with $53.8 million in the corresponding 2003 period. The Company's common stockholders' equity per share at September 30, 2004 was $215.48, a decrease from common stockholders' equity per share of $218.32 as of June 30, 2004, but an increase from common stockholders' equity per share of $204.44 as of December 31, 2003 (all as adjusted for the stock dividend declared in March 2004).

         Alleghany Insurance Holdings LLC ("AIHL") recorded a net loss of $52.1 million on revenues of $216.4 million in the 2004 third quarter, compared with net earnings of $48.5 million on revenues of $221.5 million in the third quarter of 2003, and net earnings of $56.9 million on revenues of $664.7 million in the first nine months of 2004, compared with net earnings of $55.2 million on revenues of $298.5 million in the first nine months of 2003. AIHL's 2004 third quarter results primarily reflect $97.8 million of after-tax catastrophe losses, net of reinsurance and $6.9 million of reinsurance reinstatement premiums, from third quarter hurricane activity. AIHL's 2004 third quarter net losses include net investment income after taxes (taxed at the federal income tax rate) of $5.9 million and net gains on investment transactions after taxes (taxed at the federal income tax rate) of $4.3 million, compared with net investment income after taxes (taxed at the federal income tax rate) of $3.7 million and net gains on investment transactions after taxes (taxed at the federal income tax rate) of $30.1 million in the corresponding 2003 period.

         AIHL's net earnings for the first nine months in 2004 include net investment income after taxes (taxed at the federal income tax rate) of $19.5 million and net gains on investment transactions after taxes (taxed at the federal income tax rate) of $27.6 million, compared with net investment income after taxes (taxed at the federal income tax rate) of $10.0 million and net gains on investment transactions after taxes (taxed at the federal income tax rate) of $30.6 million in the corresponding 2003 period. AIHL's increase in net investment income after taxes reflects a larger invested asset base, principally due to capital contributions by the Company and the acquisition of the operations of RSUI in July 2003. At September 30, 2004, AIHL had reinsurance receivables of $580.4 million, compared with $211.8 at December 31, 2003. The increase in such receivables primarily reflects increased business written by RSUI and Darwin, as well as $263.3 million of 2004 third quarter catastrophe losses ceded to reinsurers. The Company currently believes that its reinsurance receivables are collectible. The Company regularly reviews the credit quality of its reinsurance counterparties and limits exposure in terms of amount and duration based on its assessment of each reinsurer's credit quality. Approximately 94.0 percent of the Company's reinsurance receivables balances are from reinsurers that are rated A or better by A.M. Best Company, Inc. ("A.M. Best"). Of the remaining 6.0 percent of reinsurance receivables balances which are placed with reinsurers rated A- or less by A.M. Best, 75.0 percent are collateralized.

         The comparative pre-tax contributions to AIHL's results made by its operating units RSUI, CATA and Darwin, and total AIHL results, were as follows (in thousands, except ratios):

                        Three Months Ended September 30,

                                                            RSUI(1)          CATA(2)        Darwin(3)        AIHL
                                                          ---------         --------        --------      ---------
2004
----
Gross premiums written (4)                                 $305,460          $43,750         $25,283       $374,493
Net premiums written (4)                                    155,736           39,134          17,212        212,082

Net premiums earned                                        $147,498          $37,687         $13,421       $198,606
Loss and loss adjustment expenses                           212,199           21,238           8,729        242,166
Underwriting expenses                                        23,252           20,918           4,530         48,700
                                                             ------           ------           -----         ------
Underwriting (loss) profit (5)                            $(87,953)         $(4,469)            $162       (92,260)
                                                          =========         ========         =======
Interest, dividend and other income                                                                          11,094
Net gain on investment transactions                                                                           6,688
Other expenses                                                                                              (6,982)
                                                                                                          ---------
Earnings (losses) before income taxes                                                                     $(81,460)
                                                                                                          =========
Loss ratio (6)                                                143.9             56.4            65.0          121.9
Expense ratio (7)                                              15.7             55.5            33.8           24.5
Combined ratio (8)                                            159.6            111.9            98.8          146.4

2003

Gross premiums written (4)                             $489,868 (9)          $43,003          $6,177       $539,383
Net premiums written (4)                                    457,157           35,217           5,547        497,921

Net premiums earned                                        $135,777          $30,935          $1,107       $167,819
Loss and loss adjustment expenses                            81,645           18,239             725        100,609
Underwriting expenses                                        25,439           12,837           1,821         40,097
                                                             ------           ------           -----      ---------
Underwriting profit (loss) (5)                              $28,693           $(141)        $(1,439)         27,113
                                                          =========         ========        ========
Interest, dividend and other income                                                                           7,359
Net gain on investment transactions                                                                          46,275
Other expenses                                                                                              (5,780)
                                                                                                          ---------
Earnings before income taxes                                                                                $74,967
                                                                                                          =========

Loss ratio (6)                                                 60.1             59.0            65.5           59.9
Expense ratio (7)                                              18.7             41.5           164.5           23.9
Combined ratio (8)                                             78.8            100.5           230.0           83.8

                         Nine Months Ended September 30,

                                                            RSUI(1)          CATA(2)        Darwin(3)         AIHL
                                                          ---------         --------        --------      -----------
2004
----
Gross premiums written (4)                                 $907,941         $132,130         $66,065       $1,106,136
Net premiums written (4)                                    465,241          118,134          45,831          629,206

Net premiums earned                                        $449,810         $111,660         $30,019         $591,489
Loss and loss adjustment expenses                           345,565           62,628          19,087          427,280
Underwriting expenses                                        70,241           51,679          11,168          133,088
                                                          ---------         --------        --------        ---------
Underwriting profit (loss) (5)                              $34,004         $(2,647)          $(236)           31,121
                                                          =========         ========        ========
Interest, dividend and other income                                                                            30,754
Net gain on investment transactions                                                                            42,488
Other expenses                                                                                               (19,947)
                                                                                                            ---------
Earnings before income taxes                                                                                  $84,416
                                                                                                            =========
Loss ratio (6)                                                 76.8             56.1            63.6             72.3
Expense ratio (7)                                              15.6             46.3            37.2             22.4
Combined ratio (8)                                             92.4            102.4           100.8             94.7

2003

Gross premiums written (4)                             $489,868 (9)         $123,477          $8,273         $621,618
Net premiums written (4)                                    457,157          106,892           7,531          571,580

Net premiums earned                                        $135,777          $97,768          $1,214         $234,759
Loss and loss adjustment expenses                            81,645           57,843             789          140,277
Underwriting expenses                                        25,439           39,683           3,258           68,380
                                                          ---------         --------        --------        ---------
Underwriting profit (loss) (5)                              $28,693             $242        $(2,833)           26,102
                                                          =========         ========        ========
Interest, dividend and other income                                                                            16,569
Net gain on investment transactions                                                                            47,147
Other expenses                                                                                                (7,257)
                                                                                                            ---------
Earnings before income taxes                                                                                  $82,561
                                                                                                            =========

Loss ratio (6)                                                 60.1             59.2            65.0             59.8
Expense ratio (7)                                              18.7             40.6           268.4             29.1
Combined ratio (8)                                             78.8             99.8           333.4             88.9

(1)   Since July 1, 2003.

(2) Includes the results of Platte River Insurance Company, which was acquired contemporaneously with CATA in January 2002 and operates in conjunction with CATA.

(3) Although Darwin is an underwriting manager for Platte River and certain subsidiaries of CATA, Darwin is managed on an operating unit basis and therefore, the results of business generated by Darwin have been separated from CATA's results for purposes of this table.

(4)   Amounts do not reflect the impact of an inter-company pooling agreement.

(5) Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with generally accepted accounting principles in the United States of America ("GAAP"), and does not include interest, dividend and other income or net gains on investment transactions. Underwriting profit (loss) does not replace net income (loss) determined in accordance with GAAP as a measure of profitability; rather, it provides a basis for management to evaluate the underwriting performance of its insurance operating units.

(6) Loss and loss adjustment expenses divided by net premiums earned, all as determined in accordance with GAAP.

(7) Underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.

(8) The sum of the Loss Ratio and Expense Ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on losses (including loss adjustment expenses) and underwriting expenses.

(9) Includes $320.8 million of unearned premiums which were acquired with RSUI in July 2003 and $169. 9 million of premiums assumed on a net basis.

         RSUI recorded an underwriting loss of $87.9 million in the 2004 third quarter, primarily reflecting $146.7 million of pre-tax catastrophe losses, net of reinsurance and $10.5 million of reinsurance reinstatement premiums, from Hurricanes Charley, Francis, Ivan and Jeanne. An underwriting profit of $28.7 million was earned for the comparable period in 2003 during which there were $16.6 million of catastrophe losses. Despite the hurricane losses in the 2004 third quarter, RSUI reported an underwriting profit of $34.0 million for the first nine months of 2004, primarily reflecting strong property results in the first half of 2004.

         RSUI uses reinsurance on an extensive basis in order to build stable capacity and provide protection against the accumulation of catastrophe risk. For the first nine months of 2004, RSUI ceded 48.8% of its gross premium written to reinsurers. While the amount retained by RSUI varies by line of business, as of September 30, 2004, RSUI retained a maximum net exposure for any single risk of $7.5 million. To protect against multiple losses due to catastrophes, RSUI maintains excess of loss reinsurance coverage in an amount estimated to be its loss exposure from a one-in-250 year catastrophic event. Of RSUI's $410.0 million of estimated gross losses from the third quarter hurricanes, $263.3 million were ceded to RSUI's reinsurers under all of RSUI's reinsurance programs and represented 54.0% of RSUI's reinsurance receivables as of September 30, 2004.

         RSUI's reported hurricane losses represent management's current best estimate and are based on management's assessment of information from actual claim reports, information derived from catastrophe computer modeling, as well as industry loss estimates. Due to the unusual frequency and strength of the third quarter hurricanes, as well as the proximity of Hurricanes Ivan and Jeanne to the end of the 2004 third quarter, the ultimate, actual amount of RSUI losses attributable to Hurricanes Charley, Frances, Ivan and Jeanne could vary from current estimated losses.

         Gross premiums written by RSUI during the 2004 third quarter decreased from 2003 third quarter levels, reflecting overall industry trends, with flat or marginally increased rates in RSUI's casualty lines of business (except for professional liability which experienced more significant increases in rates) and decreased rates in its property lines of business primarily due to increased competition. The continuation of such trends may result in lower levels of gross premiums written by RSUI during the remainder of 2004, since RSUI is expected to write less business when it considers prices inadequate to support acceptable profit margins. Gross premiums written by RSUI during the 2003 third quarter include $320.0 million of unearned premiums which were acquired with RSUI in July 2003 and $169.9 million of net premiums assumed pursuant to arrangements entered into in connection with the acquisition of RSUI from Royal Group, Inc., a subsidiary of Royal & Sun Alliance Insurance Group plc ("R&SA") in July 2003. The Company acquired RSUI Indemnity Company ("RIC") to write business underwritten by RSUI on an admitted basis. As RIC did not possess all necessary licenses to be able to write business on an admitted basis in most states at the time of acquisition, R&SA agreed to provide policy issuing services to RIC through June 2004. Under such service arrangement and in respect of the unearned premiums acquired with RSUI, RIC assumed the policy and the related premiums (net of reinsurance paid by R&SA), from R&SA by reinsuring the obligations of the R&SA carrier under the policy.

          CATA's 2004 third quarter underwriting results primarily reflect $3.8 million of catastrophe losses, higher underwriting expenses and continued unfavorable results in its surety lines of business, partially offset by better underwriting margins in its casualty lines of business on the current accident year. The increase in CATA's gross premiums written in the first nine months of 2004 compared with the corresponding 2003 periods reflect the continued expansion of its business into the excess and surplus markets. Rates at CATA for the 2004 third quarter as compared with the 2003 third quarter reflect slightly lower levels of rate increases in its casualty lines of business and rate decreases in its property lines of business, primarily due to increased competition.

         Darwin's results in the third quarter and first nine months of 2004 reflect organizational build-up expenses incurred to support premium levels, as well as increased competition across all of its lines of business. As Darwin commenced operations in May 2003, it does not have any meaningful claims experience on which to base its reserves. In the absence of such history, Darwin's management and outside actuaries have used industry data related to the lines of business underwritten by Darwin to establish reserves until sufficient claims experience exists.

         The table below presents, as of September 30, 2004, the components of reserves established in connection with the loss and loss adjustment expense liabilities of the Company's insurance operating units, as well as the changes in such reserve levels since December 31, 2003. Such loss reserve amounts represent the accumulation of estimates of ultimate losses (including losses incurred but not reported) and loss adjustment expenses, before reinsurance protection.

                                 LOSSES AND LOSS ADJUSTMENT                CHANGE FROM LOSSES AND LOSS
                                     EXPENSE RESERVES AT                   ADJUSTMENT  EXPENSE RESERVES
(in millions)                        SEPTEMBER 30, 2004                        AT DECEMBER 31, 2003
                                     ------------------                        --------------------
Property                                    $484.4                                      $426.4
Casualty                                     440.2                                       303.9
Commercial Multiple
   Peril                                      79.8                                         9.7
Surety                                        17.6                                        (0.1)
All Other                                    131.8                                       (24.2)
                                           -------                                      ------
Total                                     $1,153.8                                      $715.8
                                           =======                                      ======

         The increase in total loss and loss adjustment expense reserves at September 30, 2004 from the year ended December 31, 2003 primarily reflects losses incurred in connection with 2004 third quarter hurricane losses and an increase in business generated by the Company's insurance businesses. The Company had no significant development in loss reserve estimates during 2004 in its loss reserves at December 31, 2003 of $438.0 million.

         With respect to property lines of business, the increase in loss and loss adjustment expense reserves primarily reflects $413.5 million of gross catastrophe losses from 2004 third quarter hurricanes. The increase in loss and loss adjustment expense reserves for casualty lines of business (which include, among others, excess and umbrella liability, directors and officers' liability, professional liability, general liability and workers' compensation) primarily reflects increased business generated by the Company's insurance businesses. With respect to commercial multiple peril ("CMP") line of business, which includes both property and casualty exposures, the increase in loss and loss adjustment expense reserves primarily reflects $3.8 million of catastrophe losses, as well as adverse development on prior year loss reserves related to higher than expected CMP claims settlements which also resulted in an increase of loss development tail factors.

         All other lines of business primarily consists of non-core loss reserves exposure reported on the balance sheet of the Company's insurance businesses that are from discontinued lines of business or loss reserves acquired in the acquisition of companies in which the seller guaranteed the loss reserves. The decrease in loss and loss adjustment expense reserve in connection with such lines of business reflects a $2.9 million decrease in reserves related to assumed reinsurance written by CATA during the years 1969-1976 as a result of settlement of losses and loss commutations, as well as a $11.2 million decrease in loss reserves acquired in connection with Platte River in January 2002 which were guaranteed by the seller.

         Additional information regarding the assumptions and estimates, and the techniques involved in making such assumptions and estimates, used in the establishment of liabilities for unpaid losses and loss adjustment expenses can be found in the Company's 2003 Form 10-K.

         On October 14, 2004, the New York State Attorney General brought a lawsuit against Marsh & McLennan Companies, Inc. and Marsh Inc. challenging certain insurance broker contingent commission compensation practices, and containing allegations of bid-rigging and price-fixing. Currently, neither the Company nor any of its subsidiaries has been subpoenaed by the New York State Attorney General regarding any matters related to insurance broker contingent commission compensation practices, bid-rigging or price-fixing. Darwin has in place two broker contingent commission agreements of the type covered the New York State Attorney General's lawsuit. After a review, the Company does not believe that Darwin has participated in any activities involving bid-rigging or price-fixing. In the first nine months of 2004, Darwin paid approximately $1.0 million in contingent commissions and accrued an additional $0.3 million under such contingent commission agreements. Such contingent commission agreements have been suspended.

         World Minerals recorded pre-tax earnings of $6.0 million on revenues of $72.9 million in the 2004 third quarter, compared with pre-tax earnings of $6.9 million on revenues of $67.4 million in the 2003 third quarter, and pre-tax earnings of $16.8 million on revenues of $211.2 million in the first nine months of 2004, compared with pre-tax earnings of $18.3 million on revenues of $198.6 million in the first nine months of 2003. The 2004 nine-month results reflect lower margins due to competitive pricing pressures, increased energy, labor and benefit costs and expenses in connection with information technology initiatives, partially offset by an increase in net shipments and the continuing favorable impact of the strong euro versus the U.S. dollar.

       Corporate activities recorded a pre-tax loss of $4.0 million on revenues of $49.3 million in the third quarter of 2004, compared with pre-tax earnings of $25.9 million on revenues of $66.0 million in the corresponding period in 2003, and a pre-tax loss of $10.5 million on revenues of $140.8 million in the first nine months of 2004, compared with pre-tax earnings of $27.2 million on revenues of $140.8 million in the corresponding 2003 period. The 2004 third quarter net earnings include no net gains or (losses) on investment transactions, compared with net gains on investment transactions after taxes (taxed at the federal income tax rate) of $20.5 million in the corresponding 2003 period. 2004 nine month net earnings include net gains on investment transactions after taxes (taxed at the federal income tax rate) of $1.1 million, compared with $23.1 million in the first nine months of 2003.

       As of September 30, 2004, the Company beneficially owned 8.0 million shares, or approximately 2.0 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation, which had an aggregate market value on that date of approximately $306.5 million, or $38.31 per share, compared with a market value on June 30, 2004 of $280.6 million, or $35.07 per share. The aggregate cost of such shares is approximately $96.6 million, or $12.07 per share.

         The Company has previously announced that it may purchase shares of its common stock in open market transactions from time to time. In the third quarter of 2004, the Company did not purchase any shares of its common stock. As of September 30, 2004, the Company had 7,675,313 shares of common stock outstanding (which includes the stock dividend declared in March 2004).

         The Company's results in the 2004 third quarter are not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses. In this regard, AIHL has adequate internally generated funds and sufficient liquidity to pay claims, including all claims relating to 2004 third quarter hurricane activity.

         Information regarding the Company's accounting policies is included in the Company's 2003 Form 10-K, 2004 First Quarter Form 10-Q, the 2004 Second Quarter Form 10-Q and the Notes to the Consolidated Financial Statements included in this report on Form 10-Q.

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

         The table below presents a sensitivity analysis of the debt securities of the Company and its insurance subsidiaries that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential changes in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, the Company uses fair values to measure its potential change, and a +/- 200 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical September 30, 2004 ending prices based on yields adjusted to reflect a +/ -200 basis point range of change in interest rates, comparing such hypothetical ending price to actual ending prices, and multiplying the difference by the par outstanding.

SENSITIVITY ANALYSIS
At September 30, 2004
(dollars in millions)

Interest Rate Shifts                                 -200           -100           0            100            200
--------------------                               --------       -------       -------       -------        -------
ASSETS
Debt securities, fair value                        $1,395.6      $1,362.3      $1,327.3      $1,259.0       $1,254.2
Estimated change in fair value                        $68.4         $35.1            --       $(36.4)        $(73.1)

LIABILITIES
Subsidiaries' debt, fair value                       $156.8        $157.9        $159.1        $160.3         $161.5
Estimated change in fair value                       $(2.3)        $(1.2)            --          $1.2           $2.4

         The Company's 2003 Form 10-K provides a more detailed discussion of the market risks affecting its operations. Based on the Company's estimates as of September 30, 2004, no material change has occurred in these liabilities, as compared with amounts disclosed in the 2003 Form 10-K.

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

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.
                  --------------------------------

         (a)      Exhibits.
                  --------

                  Exhibit Number                     Description
                  --------------                     -----------
             3.2                By-laws of the Company, as amended September 21, 2004

             10.1               Description of Compensatory Arrangement between the Company and John J. Burns, Jr.

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

         (b) Reports on Form 8-K.
             -------------------

         On September 23, 2004, the Company filed a report on Form 8-K under Items 1.01, 5.02 and 5.03 relating to the retirement of John J. Burns, Jr. as President and chief executive officer of the Company, effective December 30, 2004, the appointment of Weston M. Hicks as a director and President and chief executive officer of the Company, effective December 31, 2004 and an amendment to the Company's By-laws to provide for the position of Vice Chairman of the Board of Directors of the Company.

         On November 9, 2004, the Company filed a report on Form 8-K under Item
2.02 thereof regarding a press release reporting on the Company's financial results as of and for the quarter ended September 30, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ALLEGHANY CORPORATION
                                             Registrant



Date: November 9, 2004                       /s/ David B. Cuming
                                             --------------------
                                             David B. Cuming
                                             Senior Vice President
                                             (and chief financial officer)