Form 10-K
period 2004-12-31
ALLEGHANY CORP /DE
filed 2005-03-08
CIK 775368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Registrant's telephone number, including area code: 212/752-1356

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes   X   No
                                         -----    -----

As of June 30, 2004, 7,675,313 shares of Common Stock were outstanding, and the aggregate market value (based upon the closing price of these shares on the New York Stock Exchange) of the shares of Common Stock of Alleghany Corporation held by non-affiliates was $1,724,584,435.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated part(s) of this Report:

                                                                          Part
                                                                        --------
Annual Report to Stockholders of Alleghany
   Corporation for the year 2004                                        I and II

Proxy Statement relating to Annual Meeting
   of Stockholders of Alleghany Corporation
   to be held on April 22, 2005                                         III

                              ALLEGHANY CORPORATION
                           Annual Report on Form 10-K
                      for the year ended December 31, 2004

                                Table of Contents

                    Description                                                   Page
                    -----------                                                   ----
                                               PART I

Item 1.             Business                                                        5
Item 2.             Properties                                                     35
Item 3.             Legal Proceedings                                              39
Item 4.             Submission of Matters to a Vote of Security Holders            39
Supplemental Item   Executive Officers of Registrant                               39

                                              PART II

Item 5.             Market for Registrant's Common Equity, Related Stockholder
                       Matters and Company Purchases of Equity Securities          41
Item 6.             Selected Financial Data                                        41
Item 7.             Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                   41
Item 7A.            Quantitative and Qualitative Disclosures About Market Risk     41
Item 8.             Financial Statements and Supplementary Data                    41
Item 9.             Changes in and Disagreements With Accountants on Accounting
                       and Financial Disclosure                                    41
Item 9A.            Controls and Procedures                                        42

                    Description                                                   Page
                    -----------                                                   ----
                                              PART III

Item 10.            Directors and Executive Officers of Registrant                 42
Item 11.            Executive Compensation                                         43
Item 12.            Security Ownership of Certain Beneficial Owners and
                       Management and Related Stockholder Matters                  43
Item 13.            Certain Relationships and Related Transactions                 46
Item 14.            Principal Accountant Fees and Services                         46

                                               PART IV

Item 15.            Exhibits and Financial Statement Schedules                     47
                    Signatures                                                     69
                    Index to Financial Statement Schedules                         71

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

     Alleghany's principal executive offices are located at 375 Park Avenue, New York, New York 10152 and its telephone number is (212) 752-1356. Alleghany is engaged, through its subsidiary Alleghany Insurance Holdings LLC ("AIHL") and AIHL's subsidiaries RSUI Group, Inc. ("RSUI"), Capitol Transamerica Corporation ("Capitol Transamerica"), Darwin Professional Underwriters, Inc. ("Darwin") and Platte River Insurance Company ("Platte River"), in the property and casualty and fidelity and surety insurance businesses. Through its direct and indirect subsidiaries Mineral Holdings Inc. and World Minerals Inc. ("World Minerals") and World Minerals' subsidiaries Celite Corporation ("Celite"), Harborlite Corporation ("Harborlite") and World Minerals International and their subsidiaries, Alleghany is engaged in the industrial minerals business. Through its subsidiary Alleghany Properties LLC ("Alleghany Properties"), Alleghany owns and manages properties in California.

     Until December 31, 2004, Alleghany was also engaged, through its subsidiary Heads & Threads International LLC ("Heads & Threads"), in the steel fastener importing and distribution business. On that date, Heads & Threads was merged with an acquisition vehicle formed by a private investor group led by Heads & Threads management and Capital Partners, Inc. Alleghany received cash proceeds of $53.8 million and recorded a pre-tax loss of approximately $1.9 million as a result of the disposition. Heads & Threads has been classified as a discontinued operation.

     On May 3, 2004, AIHL acquired Darwin National Assurance Company ("DNA") (formerly known as U.S. AEGIS Energy Insurance Company), an admitted insurance company domiciled in Delaware, for cash consideration of approximately $20.4 million, $17.1 million of which represented consideration for DNA's investment portfolio and the balance of which represented consideration for licenses.

     On July 1, 2003, AIHL completed the acquisition of Resurgens Specialty Underwriting, Inc. ("Resurgens Specialty"), a specialty wholesale underwriting agency, from Royal Group, Inc., a subsidiary of Royal & SunAlliance Insurance Group plc ("R&SA"), for cash consideration, including capitalized expenditures, of approximately $116.0 million. Resurgens Specialty became a subsidiary of RSUI. In connection with the acquisition of Resurgens Specialty, on June 30, 2003, RSUI acquired RSUI Indemnity Company ("RIC") to write admitted business underwritten by Resurgens

Specialty, from Swiss Re America Holding Corporation for consideration of approximately $19.7 million, $13.2 million of which represented consideration for RIC's investment portfolio and the balance of which represented consideration for licenses. On September 2, 2003, RIC purchased Landmark American Insurance Company ("Landmark") to write non-admitted business underwritten by Resurgens Specialty, from R&SA for cash consideration of $33.9 million, $30.4 million of which represented consideration for Landmark's investment portfolio and the balance of which represented consideration for licenses. R&SA provided loss reserve guarantees for all of the loss and loss adjustment expense liabilities of Landmark that existed at the time of the sale. RIC and Landmark were further capitalized by Alleghany in an aggregate amount of approximately $520.0 million.

     On January 4, 2002, Alleghany completed the acquisition of Capitol Transamerica. The total purchase price paid by Alleghany was approximately $182.0 million. Contemporaneous with the acquisition of Capitol Transamerica, Alleghany purchased Platte River for approximately $40.0 million, $31.0 million of which represented consideration for Platte River's investment portfolio and the balance of which represented consideration for licenses. The seller provided loss reserve guarantees for all of the loss and loss adjustment expense liabilities of Platte River that existed at the time of the sale.

     Until November 5, 2001, Alleghany was also engaged, through its subsidiary Alleghany Underwriting Holdings Ltd. ("Alleghany Underwriting") and Alleghany Underwriting's subsidiaries, in the global property and casualty insurance and reinsurance business at Lloyd's of London. On that date, AIHL completed the disposition of Alleghany Underwriting to Talbot Holdings Ltd., a new Bermuda holding company formed by certain principals of the Black Diamond Group and the senior management of Alleghany Underwriting. AIHL recorded an after-tax loss of $50.5 million on the disposition of this Lloyd's of London insurance operation. Consideration for the sale included a warrant which entitled AIHL to recover a portion of any residual capital in Alleghany Underwriting as determined upon the closure of the 2001 Lloyd's year of account. A nominal value was ascribed to the warrant in computing the loss on the sale of Alleghany Underwriting. In 2004, it was determined that there was no reasonable prospect of any residual capital in Alleghany Underwriting and the warrant was cancelled. In connection with the sale, AIHL provided a $25.0 million letter of credit to support business written by a new Talbot syndicate for the 2002 Lloyd's year of account while Talbot sought new capital. AIHL subsequently agreed that the capital provided by its letter of credit would also support business written by the syndicate for the 2003 and 2004 Lloyd's years of account, in exchange for reductions in the amount of the letter of credit to $15.0 million in January 2003 and $10.0 million in December 2003 as a result of the infusion of new capital into the syndicate. In November 2004, AIHL agreed to the use of its $10.0 million letter of credit by the Talbot syndicate for the 2005

Lloyd's year of account, in exchange for the syndicate's agreement to extinguish AIHL's commitment under the reduced letter of credit no later than June 30, 2006. As a result of its disposition, Alleghany Underwriting has been classified as a discontinued operation.

     Until February 1, 2001, Alleghany was also engaged, through its subsidiary Alleghany Asset Management, Inc. ("Alleghany Asset Management") and Alleghany Asset Management's subsidiaries, in the financial services business. On that date, Alleghany Asset Management merged into a wholly owned subsidiary of ABN AMRO North America Holding Company. Alleghany received cash proceeds of $825.0 million and recorded an after-tax gain of approximately $474.8 million, or approximately $63.14 per share, excluding certain expenses relating to the closing of the sale. As a result of its disposition, Alleghany Asset Management has been classified as a discontinued operation.

     Until May 10, 2000, Alleghany was also engaged, through its subsidiary Underwriters Re Group, Inc. ("Underwriters Re Group") and Underwriters Re Group's subsidiaries, in the global property and casualty reinsurance and insurance businesses. On that date, Underwriters Re Group was sold to Swiss Re America Holding Corporation. Alleghany recorded pre-tax proceeds of approximately $649.0 million in cash. In connection with the sale, Alleghany paid approximately $187.9 million in cash (or $25.3125 per share) for the purchase from Underwriters Re Group of 7.425 million shares of Burlington Northern Santa Fe Corporation. Alleghany's pre-tax gain on the sale was approximately $136.7 million, reflecting additional adjustments from previously reported figures for the settlement of certain outstanding obligations of Underwriters Re Group that were assumed by Alleghany and the final resolution of post-closing purchase price adjustments. The tax on the gain was approximately $7.1 million, resulting in an after-tax gain on the sale of $129.6 million. The tax rate on the gain differs from the expected statutory rate principally due to a difference between the tax and book bases of Underwriters Re Group. Alleghany retained Underwriters Re Group's London-based Lloyd's operations conducted through Alleghany Underwriting, which was subsequently sold on November 5, 2001, as described above.

     During 1994 and early 1995, Alleghany and its subsidiaries acquired a substantial number of shares of common stock of Santa Fe Pacific Corporation ("Santa Fe"). On September 22, 1995, Santa Fe and Burlington Northern, Inc. merged under a new holding company named Burlington Northern Santa Fe Corporation ("BNSF"). As a result of the merger, the shares of Santa Fe beneficially owned by Alleghany were converted into shares of BNSF. As of March 1, 2005, Alleghany owned 8.0 million shares of BNSF, or approximately 2.1 percent of BNSF's currently outstanding common stock. BNSF owns one of the largest railroad networks in North America, with 32,000 route miles covering 28 states and two Canadian provinces.

     In 2004, Alleghany studied a number of potential acquisitions. Alleghany intends to continue to expand its operations through internal growth at its subsidiaries as well as through possible operating company acquisitions and investments.

     Reference is made to Items 7 and 8 of this Report for further information about the business of Alleghany in 2004. The consolidated financial statements of Alleghany, incorporated by reference in Item 8 of this Report, include the accounts of Alleghany and its subsidiaries for all periods presented.

     Alleghany makes available on its website at www.alleghany.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission. Alleghany's Financial Personnel Code of Ethics, Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters for its Audit, Compensation and Nominating and Governance Committees are also available on its website. In addition, stockholders may obtain, free of charge, copies of any of the above reports or documents upon request to the Secretary of Alleghany.

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

     RSUI, which includes the operations of Resurgens Specialty, RIC and Landmark, underwrites specialty insurance coverages in the property, umbrella/excess, general liability, directors and officers liability and professional liability lines of business. RSUI writes business on an admitted basis primarily through RIC in 47 states where RIC is licensed and subject to the applicable state's form and rate regulations. RSUI writes business on an approved, non-admitted basis primarily through Landmark, which, as a non-admitted company, is not subject to state form and rate regulations and thus has more flexibility in its rates and coverages for specialized or hard-to-place risks. As of December 31, 2004, Landmark was approved to write business on a non-admitted basis in 49 states and on an admitted basis in Oklahoma.

     RIC and Landmark entered into a quota share arrangement, effective as of September 1, 2003, whereby Landmark cedes 90.0 percent of all premiums and losses, net of third party reinsurance, to RIC. As of December 31, 2004, the statutory surplus of RIC and Landmark was approximately $647.3 million and $56.6 million, respectively. RIC is rated A (Excellent) by A.M. Best Company, Inc. ("A.M. Best"), an independent organization that analyzes the insurance industry, and Landmark is rated A (Excellent) on a reinsured basis by A.M. Best.

     Capitol Transamerica, primarily through its wholly-owned subsidiaries Capitol Indemnity Corporation ("Capitol Indemnity") and Capitol Specialty Insurance Corporation ("CSIC"), operates in 49 states and the District of Columbia, with a geographic concentration in the Midwestern and Plains states. Capitol Indemnity conducts its business on an admitted basis, and CSIC conducts its business on an approved, non-admitted basis, through independent and general insurance agents that write primarily specialty lines of property and casualty insurance for certain types of businesses or activities, including barber and beauty shops, bowling alleys, contractors, restaurants and taverns. Capitol Indemnity also writes fidelity and surety bonds, including contractors' performance and payment bonds, license/permit bonds, fiduciary bonds, judicial bonds and commercial fidelity bonds. Capitol Transamerica continuously evaluates its lines of business and adjusts its products as appropriate. In January 2005, Capitol Transamerica decided to exit the construction segment of the contract surety line of business upon completion of a strategic review. Therefore, commencing in the 2005 first quarter, Capitol Transamerica will not be issuing additional contract surety bonds in the construction segment, except to the extent required under applicable law or in certain other limited circumstances. Capitol Transamerica will continue to manage the run-off from this business line and is still obligated to pay losses incurred on the construction segment of the contract surety business written by it prior to exit. Platte River is licensed in 50 states and the District of Columbia and operates in conjunction with Capitol Indemnity by providing commercial surety products. Platte River also offers pricing flexibility in those jurisdictions where both Capitol Indemnity and Platte River are licensed.

     The property and casualty business of Capitol Transamerica accounted for approximately 74.0 percent of gross premiums written in 2004, while the fidelity and surety business accounted for the remainder. Capitol Indemnity and Platte River entered into a pooling agreement, effective as of January 1, 2002, whereby Capitol Indemnity and Platte River agreed to share their aggregate insurance risks. Under this agreement, Capitol Indemnity is liable for 90.0 percent of the shared risks and Platte River is liable for 10.0 percent. As of December 31, 2004, the statutory surplus of Capitol Indemnity and Platte River was $138.5 million and $29.7 million, respectively. Capitol Indemnity and Platte River are rated A (Excellent) on a pooled basis by A.M. Best. CSIC, which is party to a quota share arrangement with its parent Capitol Indemnity, is rated A (Excellent) on a reinsured basis by A.M. Best.

     Darwin, which commenced operations in May 2003, is 80.0 percent owned by AIHL and 20.0 percent owned by certain members of Darwin's management through participation in a restricted stock plan. Darwin underwrites specialty liability insurance coverages in the directors and officers liability, errors and omissions liability and medical malpractice liability lines of business as an underwriting manager for Platte River and certain subsidiaries of Capitol Transamerica. In April 2004, AIHL acquired DNA, and as of December 31, 2004, DNA was licensed to write business in 43 states. DNA and Capitol Indemnity entered into a quota share arrangement, effective as of July 1, 2004, whereby DNA cedes
90.0 percent of all premiums and losses, net of third party reinsurance, to Capitol Indemnity. DNA is rated A (Excellent) on a reinsured basis by A.M. Best.

     In general, property insurance protects an insured against financial loss arising out of loss of property or its use caused by an insured peril. Casualty insurance protects the insured against financial loss arising out of the insured's obligation to others for loss or damage to persons or property. Although both property and casualty insurance may involve a high degree of loss volatility, property losses are generally reported within a relatively short time period after the event; in contrast, there tends to be a significant time lag in the reporting and payment of casualty claims. In 2004, property insurance accounted for approximately 45.3 percent and casualty insurance accounted for approximately 51.7 percent of AIHL's gross premiums written.

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

     There are three broad types of fidelity and surety products--contract surety bonds, commercial surety bonds and fidelity bonds. Contract surety bonds secure a contractor's performance and/or payment obligation with respect to a construction project and are generally required by federal, state and local governments for public works projects. Commercial surety bonds include all surety bonds other than contract surety bonds and cover obligations typically required by law or regulation, such as license and permit coverage. Fidelity bonds cover losses arising from employee dishonesty. In 2004, commercial surety bonds, contract surety bonds and fidelity bonds accounted for approximately 70.0 percent, 26.0 percent and 4.0 percent, respectively, of AIHL's surety and fidelity gross premiums written.

Marketing

     At December 31, 2004, RSUI conducted its insurance business through approximately 147 independent wholesale insurance brokers located throughout the United States and two managing general agents. RSUI's wholesale brokers are appointed on an individual basis based on management's appraisal of expertise and experience, and only specific locations of a wholesale broker's operations may be appointed to distribute RSUI's products. Producer agreements which stipulate premium collection, payment terms and commission arrangements are in place with each wholesale broker. No wholesale broker holds underwriting, claims or reinsurance authority, with the exception of binding authority arrangements with two wholesale brokers for small, specialized coverages. RSUI's top five producing wholesale brokers accounted for approximately 47.0 percent of gross premiums written by RSUI in 2004. RSUI's top two producing wholesale brokers, Swett & Crawford Group and CRC Insurance Services, accounted for, in the aggregate, approximately 30.0 percent of AIHL's gross premiums written in 2004, with Swett & Crawford accounting for 18.0 percent and CRC accounting for 12.0 percent.

     Capitol Transamerica conducts its insurance business through independent and general insurance agents located throughout the United States, with a concentration in the Midwestern and Plains states. At December 31, 2004, Capitol Transamerica had approximately 750 independent agents and 32 general agents licensed to write property and casualty and fidelity and surety coverages, as well as approximately 355 independent agents licensed only to write surety coverages. The general agents write very little fidelity and surety business and have full quoting and binding authority within the parameters of their agency contracts with respect to the property and casualty business that they write. Local agents have binding authority for certain business owner policy products, including workers compensation, and non-contract surety products. No agent had writings in excess of 10.0 percent of AIHL's gross premiums written in 2004.

     During 2004, Darwin conducted its insurance business primarily through a selective distribution network of approximately 117 independent wholesale and specialty retail insurance brokers who bound business with Darwin. No brokers had writings in excess of 10.0 percent of AIHL's gross premiums written in 2004.

Underwriting Operations

     RSUI's underwriting philosophy is based on handling only product lines in which its underwriters have strong underwriting expertise. RSUI generally focuses on higher severity, lower frequency specialty risks that can be effectively "desk underwritten" without the need for inspection or engineering reviews. RSUI tracks underwriting results for each of its underwriters and believes that the underwriting systems and applications it has in place facilitate efficient underwriting and high productivity levels. Underwriting authority is delegated on a "top-down" basis ultimately to individual underwriters based on experience and expertise. Such authority is in writing and addresses maximum limits, excluded classes and coverages and premium size referral. Referral to a product line manager is required for risks exceeding an underwriter's authority. RSUI applies extensive risk control techniques to ensure that catastrophe exposures remain within specified parameters. On a monthly basis, RSUI models estimated losses from a 250-year event and sets its maximum risk level exposures based on this estimate. Underwriting guidelines are implemented and adjusted to maintain the estimated maximum exposure within the pre-established limits. The modeled exposure estimates are also used to structure various quota share reinsurance and catastrophe excess of loss reinsurance covers to protect RSUI's surplus from unexpected catastrophic events.

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

Terrorism Risk Insurance Act of 2002

     The Terrorism Risk Insurance Act of 2002 (the "Terrorism Act") established a program under which the federal government will reimburse insurers for losses arising from certain acts of foreign terrorism. The Terrorism Act requires that all licensed insurers must offer terrorism coverage on most commercial lines of business. Under the program, an act must be certified by the U.S. Secretary of the Treasury for it to constitute an act of terrorism. The definition of terrorism excludes domestic acts of terrorism or acts of terrorism committed in the course of a war declared by Congress. Losses arising out of the act of terrorism must exceed $5.0 million. If an event is certified as an act of terrorism, the federal government will reimburse the industry for losses up to an aggregate limit of $100.0 billion in any year. Each insurer is responsible for a deductible based on a percentage of direct premiums earned in the previous calendar year. For losses in excess of the deductible, the federal government will reimburse 90.0 percent of the insurer's loss, up to the insurer's proportionate share of the $100.0 billion.

     In 2005, AIHL's deductible will be 15.0 percent of its direct premiums earned in 2004, or approximately $193.7 million. AIHL's terrorism exposure is substantially attributable to RSUI. In general, RSUI's casualty reinsurance programs provide coverage for domestic and foreign acts of terrorism, while RSUI's property reinsurance programs do not provide coverage for foreign acts of terrorism. The cost of property reinsurance in the marketplace has increased significantly in recent years and reinsurance capacity for terrorism exposures is limited and expensive. As a result, RSUI retains such exposures on a net basis, subject to the Terrorism Act coverage, for property policies containing terrorism coverage. Approximately 10.0 percent of all policies, and approximately 17.0 percent of all property policies, written by RSUI in 2004 contained coverage for domestic and foreign acts of terrorism. RSUI uses various underwriting strategies to mitigate its exposure to terrorism losses.

Outstanding Losses and Loss Adjustment Expenses ("LAE")

     Alleghany's insurance operations establish reserves on their balance sheets for unpaid losses and LAE related to their property and casualty insurance and fidelity and surety contracts. As of any balance sheet date, historically there have been claims that have not yet been reported, and some claims are not reported for many years after the date a loss occurs. As a result of this historical pattern, the liability for unpaid losses and

LAE includes significant estimates for claims incurred but not yet reported, known as "IBNR." Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits, and certain claims may take years to settle, especially if legal action is involved. As a result, the liabilities for unpaid losses and LAE include significant judgments, assumptions and estimates made by management relating to the ultimate losses that will arise from the claims. Due to the inherent uncertainties in the process of establishing these liabilities, the actual ultimate loss from a claim is likely to differ, perhaps materially, from the liability initially recorded and could be material to the results of Alleghany's operations.

     Alleghany's insurance operations use a variety of techniques that employ significant judgments and assumptions to establish the liabilities for unpaid losses and LAE recorded at the balance sheet date. These techniques include detailed statistical analyses of past claim reporting, settlement activity, claim frequency, internal loss experience, changes in pricing or coverages and severity data when sufficient information exists to lend statistical credibility to the analysis. More subjective techniques are used when statistical data is insufficient or unavailable. These liabilities also reflect implicit or explicit assumptions regarding the potential effects of future inflation, judicial decisions, changes in laws and recent trends in such factors as well as a number of actuarial assumptions that vary across Alleghany's insurance operations and across lines of business. This data is analyzed by line of business, coverage and accident year, as appropriate.

     As noted above, as of any balance sheet date, all claims that have occurred have not yet been reported to Alleghany's insurance operations, and if reported may not have been settled. The time period between the occurrence of a loss and the time it is settled by the insurer is referred to as the "claim tail." Property claims usually have a fairly short claim tail and, absent claim litigation, are reported and settled within no more than a few years of the balance sheet date. For short tail lines, the process of recording quarterly and annual liabilities for unpaid losses and LAE is primarily focused on maintaining an appropriate reserve level for reported claims and IBNR, rather than determining an expected loss ratio for the current business. In conformity with generally accepted accounting principles ("GAAP"), Alleghany's insurance operations are not permitted to establish IBNR reserves for catastrophe losses that have not occurred. Therefore, losses related to a significant catastrophe or accumulation of catastrophes in any reporting period could have a material, negative impact on Alleghany's results during such period. Casualty claims can have a very long claim tail, occasionally extending for decades. In addition, casualty claims are more susceptible to litigation and the legal environment and can be significantly affected by changing contract interpretations, all of which contribute to extending the claim tail. For long tail casualty lines of business, estimation of ultimate liabilities for unpaid losses and LAE is a more complex process and depends on a number of factors, including the line and volume of the business involved.

     The loss reserve review processes of Alleghany's insurance operations use actuarial methods and underlying assumptions that vary by company and line of business and produce ranges from which the operations select the carried reserve for each class of business. The actuarial methods used by Alleghany's insurance operations include the Incurred Development method, Paid Development method, Bornhuetter-Ferguson method for both paid and incurred, Balanced Incurred method and Ultimate Incurred times Ultimate Claims method. Each of AIHL's insurance operations establish their best estimate for liabilities for unpaid losses and LAE. Because of the high level of uncertainty regarding the setting of liabilities for unpaid losses and LAE, it is the practice of each of Alleghany's insurance operations to engage, at least annually, an outside actuary to evaluate, and opine on, the reasonableness of these liabilities. Although Alleghany is unable at this time to determine whether additional reserves, which could have a material impact upon its financial condition, results of operations and cash flows, may be necessary in the future, Alleghany believes that the reserves for unpaid losses and LAE established by its insurance operations are adequate as of December 31, 2004.

     Alleghany's insurance operations continually evaluate the potential for changes, both positive and negative, in their estimates of such liabilities and use the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for unpaid losses and LAE established in prior years, such liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid losses and LAE, both positive and negative, are reflected in Alleghany's financial results in the periods in which such adjustments are made and are referred to as prior year reserve development.

Changes in Historical Net Loss and LAE Reserves

     The following table shows changes in historical net loss and LAE reserves for AIHL for each year since 2002. Reported reserve development is derived primarily from information included in statutory financial statements of RSUI, Capitol Transamerica, Platte River and Darwin. The first line of the upper portion of the table shows the net reserves at December 31 of each of the indicated years, representing the estimated amounts of net outstanding losses and LAE for claims arising during that year and in all prior years that are unpaid, including losses that have been incurred but not yet reported to AIHL's insurance operations. The upper (paid) portion of the table shows the cumulative net amounts paid as of December 31 of successive years with respect to the net reserve liability for each year. The lower portion of the table shows the re-estimated amount of the previously recorded net reserves for each year based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about claims for individual years. In evaluating the information in the table, it should be noted that a reserve amount reported in any period includes the effect of any subsequent change in such reserve amount. For example, if a loss was first reserved in 2002 at $100,000 and was determined in 2004 to be $150,000, the $50,000 deficiency would be included in the Cumulative Redundancy (Deficiency) row shown below for each of the years 2002 through 2004.

     Conditions and trends that have affected the development of the net reserve liability in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

              Changes in Historical Net Reserves for Losses and LAE

                                                        Years Ended December 31,
                                                    --------------------------------
                                                      2002       2003        2004
                                                    --------   --------   ----------
(in thousands)
Net liability as of the end of year .............   $113,705   $275,962   $  640,920
Cumulative amount of net liability paid as of:
   One year later ...............................     47,396     72,604           --
   Two years later ..............................     80,557         --           --
Net liability re-estimated as of:
   One year later ...............................    133,962    268,663           --
   Two years later ..............................    147,964         --           --
   Cumulative Redundancy (Deficiency) ...........    (33,989)     7,300           --

Gross Liability-End of Year .....................   $258,471   $437,994   $1,232,337
Less: Reinsurance Recoverable ...................    144,766    162,032      591,417
                                                    --------   --------   ----------
Net Liability-End of Year .......................   $113,705   $275,962   $  640,920
                                                    ========   ========   ==========
Gross Re-estimated Liability-Latest .............   $220,360   $387,544           --
Re-estimated Recoverable-Latest .................     72,666    142,422           --
                                                    --------   --------
Net Re-estimated Liability-Latest ...............   $147,694   $245,122           --
                                                    ========   ========
Gross Cumulative Redundancy (Deficiency) ........   $ 38,111   $ 50,450           --

Net Loss and LAE Reserves

     The reconciliation between the aggregate net loss and LAE reserves of AIHL reported in the annual statements filed with state insurance departments prepared in accordance with statutory accounting practices ("SAP") and those reported in AIHL's consolidated financial statements prepared in accordance with GAAP for the last three years is shown below (in thousands):

     Reconciliation of Reserves for Losses and LAE from SAP Basis to GAAP Basis

                                        2004        2003       2002
                                     ----------   --------   --------
Statutory reserves ...............   $  642,017   $277,281   $114,925
Reinsurance recoverables .........      591,417    162,032    144,766
Purchase accounting adjustment ...       (1,097)    (1,319)    (1,220)
                                     ----------   --------   --------
GAAP reserves ....................   $1,232,337   $437,994   $258,471
                                     ==========   ========   ========

     The reserves for unpaid losses and LAE related to asbestos and environmental impairment claims reported in the annual statements filed with state insurance departments prepared in accordance with SAP and those reported in AIHL's consolidated financial statements prepared in accordance with GAAP for the year ended December 31, 2004 were identical.

     The reconciliation of beginning and ending aggregate reserves for unpaid losses and LAE of AIHL for the last three years is shown below (in thousands):

                  Reconciliation of Reserves for Losses and LAE

                                                                        2004        2003       2002
                                                                     ----------   --------   --------
Reserves as of January 1 .........................................   $  437,994   $258,471   $     --
Reserves acquired ................................................           --     14,573    266,688
Less: reinsurance recoverables ...................................      162,032    159,766    179,512
                                                                     ----------   --------   --------
Net reserves .....................................................      275,962    113,278     87,176
                                                                     ----------   --------   --------
Incurred loss, net of reinsurance, related to:
   Current year ..................................................      547,868    229,519     82,639
   Prior years ...................................................       (7,299)    20,683     17,869
                                                                     ----------   --------   --------
Total incurred loss, net of reinsurance ..........................      540,569    250,202    100,508
                                                                     ----------   --------   --------
Paid loss, net of reinsurance, related to:
   Current year ..................................................      103,033     40,122     28,562
   Prior years ...................................................       72,578     47,396     45,417
                                                                     ----------   --------   --------
Total paid loss, net of reinsurance ..............................      175,611     87,518     73,979
                                                                     ----------   --------   --------
Reserves, net of reinsurance recoverables, as of December 31 .....      640,920    275,962    113,705
Reinsurance recoverables, as of December 31(1) ...................      591,417    162,032    144,766
                                                                     ----------   --------   --------

Reserves, gross of reinsurance recoverables, as of December 31 ...   $1,232,337   $437,994   $258,471
                                                                     ==========   ========   ========

----------
(1)  Balance of reinsurance recoverables excludes:

                                     2004      2003     2002
                                   -------   -------   ------
(in thousands)
Current reinsurance recoverables   $31,908   $12,067   $2,713

and includes:

                                     2004      2003      2002
                                   -------   -------   --------
Reinsurance recoverables from:
   Seller of Platte River          $71,956   $91,950   $142,501
   Seller of Landmark              $23,718   $37,261   $     --

Asbestos, Environmental Impairment and Mold Claims Reserves

     AIHL's reserves for losses and LAE include amounts for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance of certain general liability and commercial multiple peril coverages assumed by Capitol Indemnity between 1969 and 1976. Capitol Indemnity exited this business in 1976. Reserves for asbestos and environmental impairment claims cannot be estimated with traditional loss reserving techniques because of uncertainties that are greater than those associated with other types of claims. Factors contributing to those uncertainties include a lack of historical data, the significant periods of time that often elapse between the occurrence of an insured loss and the reporting of that loss to the ceding company and the reinsurer, uncertainty as to the number and identity of insureds with potential exposure to such risks, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability. Loss reserve estimates for such environmental and asbestos exposures include case reserves, which also reflect reserves for legal and other LAE and IBNR reserves. IBNR reserves are determined based upon Capitol Transamerica's historic general liability exposure base and policy language, previous environmental and loss experience and the assessment of current trends of environmental law, environmental clean up costs, asbestos liability law and judgmental settlements of asbestos liabilities.

     For both asbestos and environmental excess of loss reinsurance claims, Capitol Transamerica establishes case reserves by applying reinsurance contract terms to losses reported by ceding companies, analyzing from the first dollar of loss incurred by the primary insurer. In establishing the liability for claims for asbestos related liability and for environmental impairment claims, management considers facts currently known and the current state of the law and coverage litigation. Additionally, ceding companies often report potential losses on a precautionary basis to protect their rights under the reinsurance arrangement, which generally calls for prompt notice to the reinsurer. Ceding companies, at the time they report such potential losses, advise Capitol Transamerica of the ceding companies' current estimate of the extent of such loss. Capitol Transamerica's claims department reviews each of the precautionary claims notices and, based upon current information, assesses the likelihood of loss to Capitol Transamerica. Such assessment is one of the factors used in determining the adequacy of the recorded asbestos and environmental reserves.

     Promptly after its acquisition by Alleghany in January 2002, Capitol Transamerica's management commenced a program to settle, or position for commutation, Capitol Indemnity's assumed reinsurance treaties and make appropriate payments on a timely basis when deemed necessary. Since January 2002, Capitol Indemnity has experienced an increase in paid losses on its assumed reinsurance runoff related to such treaties, which was initially attributed to this change in Capitol Transamerica's settlement philosophy. Upon completion in 2003 of an actuarial study undertaken by management, it was determined that the increase in paid losses related to the treaties reflected developments in the underlying claims environment, particularly with respect to asbestos related claims, and, accordingly, Capitol Transamerica strengthened its reserves related to such assumed reinsurance coverages in the amount of $20.7 million.

     For the year ended December 31, 2004, the aggregate net loss and LAE payments for asbestos and environmental impairment claims of Capitol Transamerica were $1.7 million, compared with $3.6 million in 2003. As of December 31, 2004, reserves of Capitol Transamerica totaled approximately $19.4 million for asbestos liabilities and approximately $7.1 million for environmental liabilities, resulting in aggregate asbestos and environmental reserves of $26.5 million. Such aggregate reserves are approximately 13.3 times the average paid claims for the prior three-year period. Although Alleghany is unable at this time to determine whether additional reserves, which could have a material impact upon its results of operations, may be necessary in the future, Alleghany believes that Capitol Transamerica's asbestos and environmental reserves are adequate as of December 31, 2004.

     The reconciliation of the beginning and ending aggregate reserves for unpaid losses and LAE related to asbestos and environmental impairment claims of AIHL for the years 2002 through 2004 is shown below (in thousands):

         Reconciliation of Asbestos-Related Claims Reserves for Losses and LAE

                                   2004      2003     2002
                                 -------   -------   ------
Reserves as of January 1 .....   $24,781   $ 2,944   $   --
Losses and LAE incurred ......    (4,227)   24,985    3,244
Paid losses ..................    (1,212)   (3,148)    (300)
                                 -------   -------   ------
Reserves as of December 31 ...   $19,342   $24,781   $2,944
                                 =======   =======   ======

Type of reserves
   Case ......................   $ 4,548   $ 4,039   $1,243
   IBNR ......................    14,794    20,742    1,701
                                 -------   -------   ------
Total ........................   $19,342   $24,781   $2,944
                                 =======   =======   ======

 Reconciliation of Environmental Impairment Claims Reserves for Losses and LAE

                                  2004     2003     2002
                                 ------   ------   ------
Reserves as of  January 1 ....   $3,335   $4,416   $   --
Losses and LAE incurred ......    4,227     (658)   4,867
Paid losses ..................     (444)    (423)    (451)
                                 ------   ------   ------
Reserves as of December 31 ...   $7,118   $3,335   $4,416
                                 ======   ======   ======

Type of reserves
   Case ......................   $1,674   $  552   $1,865
   IBNR ......................    5,444    2,783    2,551
                                 ------   ------   ------
Total ........................   $7,118   $3,335   $4,416
                                 ======   ======   ======

     In 2004, management performed a review of various assumed reinsurance treaties and concluded that a re-allocation of reserves totaling $4,227,000 should be made from the asbestos loss reserve to the environmental claims loss reserve. AIHL's subsidiaries have experienced limited mold claims to date and have exclusions for mold claims in their policies. As of December 31, 2004, AIHL's operating units had no reserves for mold exposure.

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

     Insurance companies are required to report their financial condition and results of operation in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (the "NAIC"). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments, and require minimum capital and surplus levels. Such statutory capital and surplus requirements include risk-based capital ("RBC") rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company's business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company's RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2004, the total adjusted capital of each of AIHL's insurance subsidiaries exceeded the minimum levels required under RBC rules and each had excess capacity to write additional premiums in relation to these requirements.

     The NAIC annually calculates certain statutory financial ratios for most insurance companies in the United States. These calculations are known as the Insurance Regulatory Information System ("IRIS") ratios. There presently are twelve IRIS ratios, with each ratio having an established "usual range" of results. The IRIS ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio falling outside the usual range is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. The NAIC reports the ratios to state insurance departments who may then contact a company if four or more its ratios fall outside the NAIC's usual ranges. Based upon calculations as of December 31, 2004, Landmark and Capitol Indemnity had four or more of their ratios falling outside the usual ranges.

     AIHL's subsidiaries are required under the guaranty fund laws of most states in which they transact business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. AIHL's subsidiaries also are required to participate in various involuntary pools, principally involving workers compensation and windstorms. In most states, the involuntary pool participation of AIHL's subsidiaries is in proportion to their voluntary writings of related lines of business in such states.

     In addition to the regulatory requirements described above, a number of current and pending legislative and regulatory measures may significantly affect the insurance business in a variety of ways. These measures include, among other things, tort reform, consumer privacy requirements and financial services deregulation initiatives.

Employees

     AIHL's subsidiaries employed 634 persons as of December 31, 2004, 336 of whom were at RSUI and its subsidiaries, 243 of whom were at Capitol Transamerica and its subsidiaries and 55 of whom were at Darwin.

INDUSTRIAL MINERALS BUSINESS

     On July 31, 1991, a holding company subsidiary of Alleghany acquired all of Manville Corporation's worldwide industrial minerals business, now conducted principally through World Minerals. World Minerals, headquartered in Santa Barbara, California, is principally engaged in the mining, production and sale of two industrial minerals, diatomite and perlite.

Diatomite

     World Minerals conducts its domestic diatomite business (as well as a portion of its overseas diatomite business) through its Celite Corporation subsidiary. World Minerals is in the process of transferring most of Celite Corporation's overseas diatomite business to a separate wholly owned subsidiary of World Minerals. Celite Corporation, its diatomite subsidiaries, and the other overseas diatomite subsidiaries of World Minerals (collectively, "Celite") are believed to be collectively the world's largest producer of filter-aid grade diatomite, which is marketed worldwide under the Celite(R), Diafil(R) and Kenite(R) brand names. Celite also markets filter-aid grade diatomite in Europe under the Primisil(R) brand name and in Latin America and other areas under the Diactiv(R) brand name.

     Diatomite is a silica-based mineral consisting of the fossilized remains of microscopic freshwater or marine plants. Diatomite's primary applications are in filtration and as a functional filler. Filtration accounts for the majority of the worldwide diatomite market and for over 50.0 percent of Celite's diatomite sales. Diatomite is used as a filter aid in the production of beer, food, juice, wine, water, sweeteners, fats and oils, pharmaceuticals, chemicals, lubricants and petroleum. Diatomite is used as a filler, mainly in paints, and as an anti-block agent in plastic film.

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

     Celite has its world headquarters in Santa Barbara, California and owns diatomite mines and/or processing plants in Lompoc, California; Quincy, Washington; Fernley, Nevada; Murat, France; Alicante, Spain; Arica, Chile; Arequipa, Peru; Ayacucho, Peru; Tuxpan, Mexico; and Guadalajara, Mexico. In addition, World Minerals, through various subsidiaries of Celite, owns controlling interests in three joint ventures of which two are active and engaged in the mining and processing of diatomite in Jilin Province, People's Republic of China ("PRC").

     In 2001, Celite sold its 48.6 percent of Kisilidjan, h.f., a joint venture with the Government of Iceland, which mines and processes diatomite from Lake Myvatn in Iceland, to Allied EFA. Following the sale, Celite retained the exclusive right to sell the diatomite products produced from the Icelandic mine as long as such products continue to be produced. Production ceased at this mine in 2004. Also in 2001, Celite acquired the diatomite business, including a plant and mining properties, in and around Fernley, Nevada from CR Minerals, LLC.

     Celite's largest diatomite plant and mine is located near Lompoc, California. Celite currently obtains all additional diatomite supplies from its mines in the states of Washington and Nevada and in France, Spain, Mexico, Chile and Peru, and from its joint ventures in China. Celite believes that its diatomite reserves in California, Washington, Nevada, Mexico, Chile, Peru, Spain and China are generally sufficient to last for at least 20 more years at current rates of production. In 2004 broadened crude specifications, improved plant processes and exploration programs improved mineral assets at Lompoc and Spain to 20 years. France has ten to fifteen years mine life, and access to a new deposit requiring permitting. China is securing mine permits on adjacent land for an additional 20 year supply. Celite has substantial ore reserves at several of its mines and sufficient plant capacities that enable it, if necessary, to supply customers from different locations.

     Celite's silicate products are produced from purchased magnesium and calcium compounds and internally supplied diatomite.

Perlite

     World Minerals conducts its domestic perlite business (as well as a portion of its overseas perlite business) through its Harborlite Corporation subsidiary. World Minerals is in the process of transferring most of Harborlite Corporation's overseas perlite business to a separate wholly owned subsidiary of World Minerals. World Minerals believes that Harborlite Corporation and the other overseas perlite subsidiaries of World Minerals (collectively, "Harborlite") are the world's largest producers of perlite filter aids and that Harborlite, which is also engaged in the business of selling perlite ore, is one of the world's largest merchant producers of perlite ore. These products are marketed worldwide under the Harborlite(R) and Europerl(R) brand names.

     Perlite is a volcanic rock which contains between two percent and five percent natural combined water. When heated rapidly, the natural combined water turns explosively into steam, and the perlite ore "pops" in a manner similar to popcorn, expanding up to twenty times its original volume and creating a soft material with large surface area and correspondingly low density.

     Harborlite has its world headquarters in Santa Barbara, California and owns or operates a perlite mine and mill in No Agua, New Mexico; a perlite loading facility in Antonito, Colorado; a perlite mine and a mill in Superior, Arizona; a perlite deposit in Utah; a perlite mine and mill in Dikili, Turkey; perlite deposits in Central Mexico and Central Turkey; and perlite expansion facilities in Escondido, California; Green River, Wyoming; LaPorte, Texas; Youngsville, North Carolina; Vicksburg, Michigan; Quincy, Florida; Wissembourg, France; Barcelona, Spain; Milan, Italy; Santiago, Chile; and Paulinia, Brazil.

     The Perlite ore mined at Harborlite's No Agua, New Mexico mine is sold primarily to companies that expand it in their own expansion plants and use it in the manufacture of roofing board, formed pipe insulation and acoustical ceiling tile. Perlite ore for filter aid and certain filler applications is mined at Harborlite's Superior, Arizona mine and is expanded at Harborlite's six expansion plants located in the United States. Expanded perlite is also produced at Harborlite's European expansion plants at Wissembourg, France; Barcelona, Spain and Milan, Italy from perlite ore obtained from Harborlite's perlite mines at Dikili, Turkey and in Central Turkey; and from merchant ore producers in Europe. In the 2003 fourth quarter, Harborlite announced the closing of its Hessle, United Kingdom expansion plant, which had been acquired in 2000, and the plant was sold during 2004. Harborlite's Chilean plant expands perlite obtained from its own deposits in Chile and its Brazil plant expands perlite ore obtained from Harborlite's Turkish mines. Most of the expanded perlite is used as a filter aid in the brewing, food, wine, sweetener, pharmaceutical, chemical and lubricant industries, or as a filler and insulating medium in various construction applications.

     In 2000, a Harborlite subsidiary completed the acquisition of a small perlite expansion business in Spain, which has been merged into the existing Harborlite business in that country.

     In 2001, Harborlite acquired a small perlite expansion business in Spain, which was merged into Harborlite's existing operations in Spain, and acquired additional perlite ore reserves in Central Turkey. In 2002, Harborlite acquired the perlite mining and expansion business in Chile and the perlite expansion business in Brazil.

     Harborlite obtains perlite ore in the United States from its No Agua and Superior mines, and believes that its perlite ore reserves at each of these sites are sufficient to last at least 20 more years at the current rates of production. The perlite used by Harborlite for expansion in Europe and Brazil is obtained from Harborlite's two mines in Turkey and from third parties in Europe. Ore reserves at the Turkish mines are believed to be sufficient to last at least 20 more years at the current rates of production. Ore reserves at

Harborlite's Chilean mine are facing urban pressures. Additional reserves are being tested at other locations in Chile to ensure a 20 year supply.

     World Minerals conducts its business on a worldwide basis, with mining and processing operations in ten countries. In 2004, approximately 49.0 percent of World Minerals' revenues (equal to 11.3 percent of Alleghany's consolidated revenues) were generated by foreign operations, and an additional 12.0 percent of World Minerals' revenues were generated by export sales from the United States. While World Minerals believes that the international scope of its operations gives it unique competitive advantages, international operations can be subject to additional risks, such as currency fluctuations, changes in foreign legal requirements and political instability. World Minerals closely monitors its methods of operating in each country and adopts strategies responsive to changing economic and political environments.

     World Minerals minimizes its exposure to the risk of foreign currency fluctuation by, among other things, requiring its non-European foreign subsidiaries to invoice their export customers in United States dollars and causing all of its subsidiaries to declare and pay dividends whenever feasible. As a result, World Minerals' foreign operations do not subject Alleghany to a material risk from foreign currency fluctuation.

     World Minerals' operating subsidiaries experienced no interruptions in raw materials availability in 2004. Barring unforeseen circumstances, World Minerals anticipates no such interruptions in 2005. Celite and Harborlite believe that they have taken reasonable precautions for the continuous supply of their critical raw materials.

     Many of Celite's and Harborlite's operations use substantial amounts of energy, including electricity, fuel oil, natural gas and propane. In 2001, Celite and Harborlite experienced the effects of unprecedented increases in the costs of electricity (particularly in California) and natural gas, and temporary shutdowns in California as a result of electricity shortages. The electricity shortages did not extend beyond 2001, but higher electricity and natural gas prices are expected to continue for the foreseeable future. Celite and Harborlite have supply contracts for most of their energy requirements, most of which extend for one year or less. Celite and Harborlite have not experienced any energy shortages outside of California and they believe that they have taken reasonable precautions to ensure that their energy needs will be met, barring any unusual or unpredictable developments.

     From the time World Minerals began operations in 1991, none of its customers accounted for 10.0 percent or more of World Minerals' annual sales.

     World Minerals presently owns, controls or holds licenses either directly or through its subsidiaries to approximately 22 United States and 112 foreign patents and patent applications. Although World Minerals considers all of its patents and licenses to be valuable, World Minerals believes that none of its patents or licenses is by itself material to its business.

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

     In order to bring more focused attention to the unique business needs of various areas of the world, World Minerals reorganized the management of its business in 2000 into three regional sectors. Sales, operations and finance functions are now managed on a regional basis. Administrative, technical and support services are provided to the regional sectors by World Minerals. World Minerals has research and development, environmental control and quality control laboratories at its Lompoc production facilities and quality control laboratories at each of its other production facilities. In 2004, World Minerals spent approximately $2.4 million on company-sponsored research and technical services (in addition to amounts spent on engineering and exploration) related to the development and improvement of its products and services, compared with approximately $2.3 million in 2003 and approximately $3.0 million in 2002. World Minerals embarked on a major project to upgrade its information technology capabilities in 2000. During 2004, World Minerals began the implementation of a worldwide enterprise resource planning software system. It is expected that the implementation process will continue into 2006.

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

     In 1996, the Washington Study's authors, in association with researchers from Tulane University, conducted a seven-year follow-up study of the Lompoc cohort. The follow-up study, funded by a grant from the National Institute for Occupational Safety and Health, reported a lower SMR for the cohort (1.29 vs. 1.43), a weakened dose response relationship (which may suggest a less conclusive indication of a causative relationship between occupational exposure to crystalline silica and cancer deaths), and a continued absence of excess lung cancer in workers hired after 1960. Data errors later discovered in the follow-up study reduced the final SMR to 1.22 and further weakened the dose response relationship. An additional aspect of the study, which sought to compare results of the cohort study to radiographic readings of the workers, confirmed that the risk of silicosis to workers hired since 1950 and exposed to a cumulative crystalline silica exposure equal to or less than 3 mg/m3 over the working lifetime of the workers has not been appreciably different than in non-exposed populations.

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

Employees

     As of December 31, 2004, World Minerals and its consolidated subsidiaries had approximately 1,591 employees worldwide, including 1,129 at Celite and 267 at Harborlite. Approximately 342 of Celite's employees and 40 of Harborlite's employees in the United States are covered by collective bargaining agreements. All of the collective bargaining agreements covering workers at Celite and Harborlite are in full force and effect.

REAL ESTATE BUSINESS

     Headquartered in Sacramento, California, Alleghany Properties owns and manages properties in the Sacramento region of California. Such properties include improved and unimproved commercial land and commercial and residential lots. The majority of these properties are located in the City of Sacramento in the planned community of North Natomas. A considerable amount of activity from developers has occurred in the North Natomas area since 1998, including the construction of more than 10,000 single family homes, 3,100 apartment units, office buildings and several fully-leased regional retail shopping centers. Participating in this growth, Alleghany Properties has sold over 372 acres of residential land and 55 acres of commercial property.

     At December 31, 2004, Alleghany Properties had four employees.

Item 2. Properties.

     Alleghany's headquarters is located in leased office space of approximately 16,000 square feet at 375 Park Avenue in New York City.

     RSUI leases approximately 115,000 square feet of office space in Atlanta, Georgia for its headquarters and approximately 34,000 square feet of office space in Sherman Oaks, California. Capitol Transamerica leases approximately 50,000 square feet of office space in Madison, Wisconsin for its and Platte River's headquarters. Darwin leases approximately 12,500 square feet of office space in Farmington, Connecticut for its headquarters.

     World Minerals' headquarters is located in leased premises of approximately 13,000 square feet in Santa Barbara, California. On July 31, 1991, a holding company subsidiary of Alleghany acquired all of Manville Corporation's worldwide non-asbestos industrial minerals business (including the Lompoc, Guadalajara and No Agua mining operations discussed below) for a total purchase price of approximately $144.0 million. The acquired industrial minerals business is now conducted principally through World Minerals. The significant mining operations of Celite (constituting an aggregate of 77.0 percent of the annual diatomite produced) and Harborlite (constituting an aggregate of 89.0 percent of the annual perlite produced) are described below.

     Lompoc, CA. Celite's largest mine in terms of tonnage produced is located at 2500 Miguelito Road, Lompoc, California on property immediately adjacent to the City of Lompoc, California, and accessed via public roads and highways. The mine, which is an open-pit mine, celebrated its 100th anniversary of production in 1993 and has been in continuous operation for more than 60 years. The Lompoc property consists of approximately 8,700 acres, of which 5,000 acres are owned and 3,700 acres consist of property on which Celite has leased mineral rights from non-governmental third parties. All of the mining and mining operations are currently conducted on 2,500 acres of the owned property, with 2,500 acres of such property undeveloped. With respect to the mineral rights leases, such leases are long-term (in excess of ten years) provided that Celite pays annual minimum holding royalties and are not material to the current mining operations of Celite.

     Celite extracted, through surface mining, a total of approximately 297,000 tons of diatomaceous earth from the Lompoc property in 2004 and, on average, has extracted a total of approximately 300,000 tons of diatomaceous earth from the Lompoc property each year for the past three years, or approximately 46.0 percent of World Minerals' total diatomaceous earth production. This diatomaceous earth is processed at the Lompoc production facility which has approximately 1.0 million square feet of space, has a rated capacity in excess of 200,000 tons annually and currently supplies more than 25 different grades of diatomite products to the filtration and filler markets. The facility also houses World Minerals' research and development, and health, safety and environmental departments and Celite's quality control laboratories. The plant and equipment are maintained by a full-time maintenance department and operate on regular replacement and repair cycles. The power sources used by the mining operations are natural gas and electricity.

     Celite believes that its proven and probable recoverable ore reserves of diatomaceous earth at the Lompoc property are approximately 8.6 million tons, of which approximately 72.0 percent consists of bright diatomite and approximately
28.0 percent consists of organically dark diatomite, which contains higher sulfur content than bright diatomite, based on estimates by the mining and exploration personnel employed by Celite. The Lompoc property's annual utilization of dark ore diatomite is capped at approximately 20.0 percent using current plant equipment due to air emission standards. Exploration programs have identified a potential 6.0 million tons of bright reserves in addition to the
8.6 million of proven and probable reserves of diatomaceous earth, at the Lompoc property.

     Quincy, Washington. Celite's second largest mine in terms of tonnage produced is located at 16419 Road 10.5 Northwest in Quincy, Washington and is accessed via public roads and highways. The mine, plant and equipment were acquired in 1991 from Witco Corporation for a purchase price of $10.0 million. The mine, which is an open-pit mine, has been in continuous operation for more than 50 years. The Quincy property consists of approximately 3,500 acres, 500 acres of which are owned and 3,000 acres of which consist of six separate parcels with respect to which Celite has leased mineral rights from non-governmental third parties. Approximately 85.0 percent of the current mining operations occur on the leased parcels. The remaining terms of the active mineral rights leases vary from two to fifteen years provided that Celite pays annual minimum holding royalties and production royalties, where applicable. Celite has no reason to believe that such leases will not be renewed on commercially reasonable terms.

     Celite extracted, through surface mining, a total of approximately 136,000 tons of diatomaceous earth from the Quincy property in 2004 and, on average, has extracted a total of approximately 100,000 tons of diatomaceous earth from this property each year for the past three years, or approximately 15.0 percent of its total diatomaceous earth production. This diatomaceous earth is processed at the Quincy production facility which has approximately 60,941 square feet of space and has a rated capacity in excess of 85,000 tons annually. The plant and equipment are maintained by a full-time maintenance department and operate on regular replacement and repair cycles. The power sources of the mining operations are natural gas and electricity.

     Celite believes that its proven and probable recoverable reserves of diatomaceous earth at the Quincy property are approximately 3.1 million tons, based on estimates by the mining and exploration personnel employed by Celite.

     Guadalajara, Mexico. Celite's third largest mine in terms of tonnage produced is located at Almeria, S.A. de C.V., Jose A. Torres 400, General Andres Figueroa, KM 55 Carretera Guadalajara-CD Guzman, Jalisco, Mexico C.P. 44910 approximately 45 kilometers south of Guadalajara, Mexico and is accessed via public roads and highways. The mine, which is an open-pit mine, has been in continuous operation for more than 40 years. The Guadalajara mining activity is conducted on approximately 12,500 acres of government granted mineral concessions. The active concessions continue for a period of at least 20 years, provided Celite continues mining above minimum required production amounts, makes annual payments of concession taxes, meets certain environmental conditions and provides required extraction reports. The processing facility is located on approximately 110 acres of company owned property.

     Celite extracted, through surface mining, a total of approximately 105,000 tons of diatomaceous earth from the Guadalajara property in 2004 and, on average, has extracted a total of approximately 88,000 tons of diatomaceous earth from this property each year for the past three years, or approximately
16.0 percent of its total diatomaceous earth production. This diatomaceous earth is processed at the Guadalajara production facility which has approximately 116,000 square feet of space and has a rated capacity in excess of 60,000 tons annually. The plant and equipment are maintained by a full-time maintenance department and operate on regular replacement and repair cycles. The power sources of the mining operations are diesel oil and electricity.

     Celite believes that its proven and probable recoverable reserves of diatomaceous earth at the Guadalajara property are approximately 5.7 million tons, based on estimates by the mining and exploration personnel employed by Celite.

Perlite

     No Agua, New Mexico. Harborlite's largest mine in terms of tonnage produced is located on U.S. Highway 285 in No Agua, New Mexico and is accessed via public roads and highways. The mine, which is an open-pit mine, has been in continuous operation for more than 40 years. The No Agua property consists of approximately 1,579 acres of property owned by Harborlite, of which approximately 350 acres are developed.

     Harborlite extracted, through surface mining, a total of approximately 302,000 tons of perlite from the No Agua property in 2004 and, on average, has extracted a total of approximately 250,000 tons of perlite from this property each year for the past three years, or approximately 54.0 percent of its total perlite production. This perlite is crushed and screened at the No Agua facility which has approximately 41,000 square feet of space and has a rated capacity in excess of 250,000 tons annually. The plant and equipment are fully maintained by a full-time maintenance department and operate on regular replacement and repair cycles. The power sources are diesel fuel and electricity.

     Harborlite believes that its proven and probable recoverable reserves of perlite at the No Agua property are approximately 31.6 million tons, based on estimates by the mining and exploration personnel employed by Harborlite.

     Dikili, Turkey. Harborlite's second largest mine in terms of tonnage produced is located at Izmir-Cannakkale Karayolli 110 km. Kaynarca Mevkii, 35880 Dikili-Izmir, near Dikili, Turkey and is accessed via public roads and highways. The Dikili property and mine were acquired in 1995 for a purchase price of $4.0 million from EGE Endustri Mineralleri Sanayi A.S. The mine, which is an open-pit mine developed by Harborlite, has been in continuous operation for more than nine years. The Dikili property consists of approximately 20 square kilometers, of which approximately 10 acres is owned and the remainder is utilized pursuant to government granted mineral concessions. The mine site is located on the leased portion and the plant on the owned portion. The terms of the government granted concessions range from ten to thirty years and are renewable provided that Harborlite makes annual concession fee payments or production royalty payments where applicable and provides required production reports to the mining agency of the Turkish government.

     Harborlite extracted, through surface mining, a total of approximately 95,000 tons of perlite from the Dikili property in 2004 and, on average, has extracted a total of approximately 100,000 tons of perlite from this property each year for the past three years, or approximately 23.0 percent of its total perlite production. This perlite is crushed and screened at the Dikili facility which has approximately 63,000 square feet of space and has a rated capacity in excess of 115,000 tons annually. The plant and equipment are maintained by a full-time maintenance department and operate on regular replacement and repair cycles. The power sources are diesel, olive seeds and electricity.

     Harborlite believes that its proven and probable reserves of perlite at the Dikili property are approximately 4.5 million tons. Recoverable reserve estimates are 25.0 percent lower due to loss of product during mining and plant operations, based on estimates by the mining and exploration personnel employed by Harborlite.

     Superior, Arizona. Harborlite's third largest mine in terms of tonnage produced is located at 45156 Silver King Road in Superior, Arizona and is accessed via public roads and highways. This open-pit mine, along with the perlite expansion plants located in the United States, was acquired in 1992 for a purchase price of $15.8 million from a private, individual landowner and has been in continuous operation for more than 40 years. The Superior property consists of approximately 2,000 acres, of which approximately 200 acres are owned. The remaining 1,800 acres consists of U.S. Forest Service property on which Harborlite holds unpatented mining claims. Of the total acreage of the property, the active mine consists of approximately 100 acres, plant and equipment is on approximately 20 acres and approximately 1,880 acres are undeveloped.

     Harborlite extracted, through surface mining, a total of approximately 59,000 tons of perlite from the Superior property in 2004 and, on average, has extracted a total of approximately 55,000 tons of perlite from this property each year for the past three years, or approximately 12.0 percent of its total perlite production. This perlite is crushed and screened at the Superior facility which has approximately 7,000 square feet of space and has a rated capacity in excess of 70,000 tons annually. The plant and equipment are fully maintained by a full-time maintenance department and operate on regular replacement and repair cycles. The power sources are natural gas and electricity.

     Harborlite believes that its proven and probable recoverable reserves of perlite at the Superior property are approximately 3.1 million tons, based on estimates by the mining and exploration personnel employed by Harborlite.

Item 3. Legal Proceedings.

     Alleghany's subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provision on its books, in accordance with GAAP, for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provision is adequate under GAAP as of December 31, 2004.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of 2004.

Supplemental Item. Executive Officers of Registrant.

     The name, age, current position, date elected and five-year business history of each executive officer of Alleghany are as follows:

                                 Current Position                          Business Experience
       Name         Age           (date elected)                           During Last 5 Years
       ----         ---          ----------------                          -------------------
F.M. Kirby           85   Chairman of the Board (since     Chairman of the Board, Alleghany.
                          1967)

Weston M. Hicks      48   President, chief executive       Executive Vice President, Alleghany (from October
                          officer (since December 2004)    2002 to December 2004); Executive Vice President
                                                           and Chief Financial Officer, The Chubb Corporation
                                                           (from June 2001 to October 2002); Chief Financial
                                                           Officer, The Chubb Corporation (from May 2001 to
                                                           October 2002); Senior Vice President and Financial
                                                           Assistant to the Chairman, The Chubb Corporation
                                                           (March 2001 to May 2001); Senior Research Analyst
                                                           and Managing Director, J.P. Morgan Securities (from
                                                           February 1999 to March 2001); Senior Research
                                                           Analyst, Sanford C. Bernstein & Co., Inc. (from
                                                           March 1991 to February 1999).

David B. Cuming      72   Senior Vice President and        Senior Vice President and chief financial officer,
                          chief financial officer (since   Alleghany.
                          1989)

Robert M. Hart       60   Senior Vice President, General   Senior Vice President, General Counsel and
                          Counsel (since 1994) and         Secretary, Alleghany.
                          Secretary (since 1995)

James P. Slattery    53   Senior Vice President -          Senior Vice President - Insurance, Alleghany;
                          Insurance (since 2002)           President, JPS & Co., LLC (from April 2001); Chief
                                                           Operating Officer and Deputy Chief Executive
                                                           Officer, Swiss Reinsurance America Corporation
                                                           (from November 1999 to April 2001); Senior Vice
                                                           President - Swiss Re (from 1983 to 1999).

Peter R. Sismondo    49   Vice President, Controller,      Vice President, Controller, Treasurer,
                          Assistant Secretary, principal   Assistant Secretary and principal
                          accounting officer (since        accounting officer, Alleghany.
                          1989) and Treasurer (since
                          1995)

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The information required by this Item with respect to the market price of and dividends on Alleghany's common stock and related stockholder matters is incorporated by reference from page 46 of Alleghany's Annual Report to Stockholders for the year 2004, filed as Exhibit 13 hereto.

Item 6. Selected Financial Data.

     The information required by this Item 6 is incorporated by reference from page 46 of Alleghany's Annual Report to Stockholders for the year 2004, filed as
Exhibit 13 hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information required by this Item 7 is incorporated by reference from pages 10 through 20, 22 through 44, 48 through 51 and 54 of Alleghany's Annual Report to Stockholders for the year 2004, filed as Exhibit 13 hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The information required by this Item 7A is incorporated by reference from pages 52 through 54 of Alleghany's Annual Report to Stockholders for the year 2004, filed as Exhibit 13 hereto.

Item 8. Financial Statements and Supplementary Data.

     The information required by this Item 8 is incorporated by reference from pages 56 through 78 of Alleghany's Annual Report to Stockholders for the year 2004, filed as Exhibit 13 hereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A. Controls and Procedures.

     Disclosure Controls and Procedures

     Alleghany carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of Alleghany's disclosure controls and procedures as of the end of the period covered by this Form 10-K Report pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934. Based on that evaluation, Alleghany's management, including the CEO and CFO, concluded that Alleghany's disclosure controls and procedures were effective as of such date in timely alerting them to material information required to be included in Alleghany's periodic reports required to be filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     Management's Report on Internal Control over Financial Reporting

     Management's report on internal control over financial reporting required by this Item 9A is incorporated by reference from pages 55 and 79 of Alleghany's Annual Report to Stockholders for the year 2004, filed as Exhibit 13 hereto.

     Changes in Internal Control over Financial Reporting

     There were no changes in internal control over financial reporting during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, Alleghany's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of Registrant.

     As permitted by General Instruction G(3), information concerning the executive officers of Alleghany is set forth as a supplemental item included in
Part I of this Form 10-K Report under the caption "Executive Officers of Registrant." Information concerning the directors of Alleghany is incorporated by reference from pages 4 through 11 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 22, 2005. Information concerning compliance with the reporting requirements under Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference from page 13 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 22, 2005.

     In September 2003, the Board of Directors of Alleghany adopted a Financial Personnel Code of Ethics (the "Financial Personnel Code of Ethics") applicable to its chief executive officer, chief financial officer, chief accounting officer and vice president for tax matters that complies with the requirements of Item 406 of Regulation S-K under the Securities Exchange Act of 1934, as amended. The Financial Personnel Code of Ethics supplements Alleghany's Code of Business Conduct and Ethics, adopted by the Board of Directors of Alleghany in September 2003, which is applicable to all employees of Alleghany and its directors. A copy of the Financial Personnel Code of Ethics was filed as an Exhibit to Alleghany's annual report on Form 10-K for the year ended December 31, 2003. The Financial Personnel Code of Ethics and the Code of Business Conduct and Ethics are available on Alleghany's website at www.alleghany.com or may be obtained, free of charge, upon request to the Secretary of Alleghany.

Item 11. Executive Compensation.

     The information required by this Item 11 is incorporated by reference from pages 13 through 25 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 22, 2005. The information set forth beginning on the bottom of page 25 through page 33 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 22, 2005, is not "filed" as a part hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

     The following table summarizes information, as of December 31, 2004, relating to the equity compensation plans of Alleghany under which equity securities of Alleghany are authorized for issuance:

                                                                                (C)
                                                                             NUMBER OF
                                        (A)                             SECURITIES REMAINING
                                    NUMBER OF              (B)          AVAILABLE FOR FUTURE
                                 SECURITIES TO BE       WEIGHTED-          ISSUANCE UNDER
                                    ISSUED UPON      AVERAGE EXERCISE          EQUITY
                                   EXERCISE OF          PRICE OF         COMPENSATION PLANS
                                    OUTSTANDING        OUTSTANDING           (EXCLUDING
                                OPTIONS, WARRANTS   OPTIONS, WARRANTS   SECURITIES REFLECTED
        PLAN CATEGORY               AND RIGHTS         AND RIGHTS           IN COLUMN(A))
-----------------------------   -----------------   -----------------   --------------------
Equity compensation plans
   approved by security
   holders(1) ...............        86,469(2)           $148.78               796,255

Equity compensation plans not
   approved by security
   holders(3) ...............        23,459              $138.71                10,440
                                    -------              -------               -------
Total .......................       109,928                                    806,695
                                    =======                                    =======

----------
(1) These plans consist of: (i) the Amended and Restated Directors' Stock Option Plan, (ii) the 2000 Directors' Stock Option Plan, (iii) the Directors' Equity Compensation Plan, (iv) the 1993 Long-Term Incentive Plan (the "1993 Plan")and (v) the 2002 Long-Term Incentive Plan (the "2002 Plan"). The 2000 Directors' Stock Option Plan, which provided for the annual grant of an option to purchase 1,000 shares of Common Stock (subject to antidilution adjustments) to each director who was not an employee of the Company or any of its subsidiaries, expired on December 31, 2004 and therefore no shares of Common Stock remain available for future grants. As of December 31, 2004, options to purchase 86,469 shares of Common Stock (subject to antidilution adjustments) were outstanding. The Directors' Equity Plan, which provides for the payment of a non-employee director's annual retainer for service as a director one-half in shares of Common Stock (which are not subject to any forfeiture or transfer restrictions) and one-half in cash, is due to expire on December 31, 2005. In December 2004, the Board of Directors adopted the 2005 Directors' Stock Plan (the "2005 Directors' Plan"), effective upon stockholder approval. Upon such stockholder approval, the Directors' Equity Plan will be terminated and no more grants of Common Stock will be made. Under the 2005 Directors' Plan, a maximum of 50,000 shares of Common Stock, which are not included in the above table, may be issued to non-employee directors and/or purchased pursuant to stock options granted thereunder, subject to antidilution and other adjustments in certain events specified in the 2005 Directors' Plan. Such shares of Common Stock may be original issue shares of Common Stock, treasury stock, shares of Common Stock purchased in the open market or otherwise.

(2) This amount does not include 49,783 performance shares outstanding under the 1993 Plan and 98,333 performance shares outstanding under the 2002 Plan. Performance shares do not have an exercise price because their value is dependent upon the achievement of certain performance goals over a period of time. Performance shares are typically paid one-half in cash and one-half in Common Stock.

(3) These plans consist of: (i) the Subsidiary Directors' Stock Option Plan (the "Subsidiary Option Plan") and (ii) the Underwriters Re Group, Inc. 1997 Stock Option Plan (the "URG 1997 Plan"). Under the Subsidiary Option Plan, which was adopted on July 21, 1998, the Compensation Committee of Alleghany's Board of Directors selected non-employee directors of Alleghany's subsidiaries to receive grants of nonqualified stock options. Not more than 25,000 shares of Common Stock (subject to adjustment by reason of any stock split, stock dividend or other similar event) will be issued pursuant to options granted under the Subsidiary Option Plan. As of December 31, 2004, options to purchase 7,752 shares of Alleghany's Common Stock (subject to adjustment by reason of any stock split, stock dividend or other similar event) were outstanding. The Subsidiary Option Plan expired on July 31, 2003 and therefore no shares of Alleghany's Common Stock remain available for future grants. Each option has a term of 10 years from the date it is granted. One-third of the total number of shares of Common Stock covered by each option becomes exercisable each year beginning with the first anniversary of the date it is granted; however, an option automatically becomes exercisable in full when the non-employee subsidiary director ceases to be a non-employee subsidiary director for any reason other than death. If an optionholder dies while holding options that have not been fully exercised, his or her executors, administrators, heirs or distributees, as the case may be, may exercise those options which the decedent could have exercised at the time of death within one year after the date of such death. Under the URG 1997 Plan, which was adopted on September 17, 1997, options were granted to certain members of URG management in exchange for options to purchase shares of URG. As of December 31, 2004, options to purchase 20,728 shares of Alleghany's Common Stock (subject to adjustment by reason of any stock split, stock dividend or other similar event) were outstanding, and no shares of Alleghany's Common Stock remained available for future option grants under the URG 1997 Plan. Under the URG 1997 Plan, options expire if they are not exercised prior to the earliest of (i) the tenth anniversary of the date of grant of the original warrant or option, (ii) three months after termination of the optionee's employment for any reason except death or a permanent disability, or (iii) one year after termination of the optionee's employment by reason of death or permanent disability.

     The additional information required by this Item 12 is incorporated by reference from pages 1 through 4, and from pages 11 through 13, of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 22, 2005.

Item 13. Certain Relationships and Related Transactions.

     The information required by this Item 13 is incorporated by reference from page 8 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 22, 2005.

Item 14. Principal Accountant Fees and Services

     The information required by this Item 14 is incorporated by reference from pages 43 and 44 of Alleghany's Proxy Statement, filed or to be filed in connection with its Annual Meeting of Stockholders to be held on April 22, 2005.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.

     (a)  1. Financial Statements.

     The consolidated financial statements of Alleghany and its subsidiaries, together with the report thereon of KPMG LLP, independent registered public accounting firm, are incorporated by reference from the Annual Report to Stockholders for the year 2004 into Item 8 of this Report.

          2.   Financial Statement Schedules.

     The schedules relating to the consolidated financial statements of Alleghany and its subsidiaries, together with the report thereon of KPMG LLP, independent registered public accounting firm, are detailed in a separate index herein.

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

3.02             By-laws of Alleghany, as amended September 21, 2004, filed as
                 Exhibit 3.2 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated herein by reference.

*10.01           Description of Alleghany Management Incentive Plan, filed as
                 Exhibit 10.01 to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

----------
*    Compensatory plan or arrangement.

*10.02 Alleghany Deferred Compensation Plan, as amended and restated as of December 15, 1992, filed as Exhibit 10.03 to Alleghany's
                 Annual Report on Form 10-K for the year ended December 31,
                 1992, is incorporated herein by reference.

*10.03(a)        Alleghany 1993 Long-Term Incentive Plan, as amended and
                 restated effective as of January 1, 1994, filed as Exhibit
                 10.06(b) to Alleghany's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

*10.03(b)        Alleghany 2002 Long-Term Incentive Plan, adopted and effective
                 April 26, 2002, filed as Exhibit A to Alleghany's Proxy
                 Statement, filed in connection with its Annual Meeting of
                 Stockholders held on April 26, 2002, is incorporated herein by reference.

*10.04           Alleghany Supplemental Death Benefit Plan dated as of May 15,
                 1985 and effective as of January 1, 1985, filed as Exhibit
                 10.08 to Old Alleghany's Annual Report on Form 10-K for the year ended December 31, 1985, is incorporated herein by reference.

*10.05           Alleghany Retirement Plan, amended and restated as of July 1,
                 2004.

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

----------
*    Compensatory plan or arrangement.

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

*10.10 Alleghany Non-Employee Directors' Retirement Plan, as amended, effective January 1, 2005.

*10.11(a)        Employment Agreement, dated October 7, 2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.1 to Alleghany's
                 Quarterly Report on Form 10-Q for the quarter ended September
                 30, 2002, is incorporated herein by reference.

*10.11(b)        Restricted Stock Award Agreement, dated October 7, 2002,
                 between Alleghany and Weston M. Hicks, filed as Exhibit 10.2 to
                 Alleghany's Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 2002, is incorporated herein by reference.

*10.11(c)        Restricted Stock Unit Matching Grant Agreement, dated October
                 7, 2002, between Alleghany and Weston M. Hicks, filed as
                 Exhibit 10.3 to Alleghany's Quarterly Report on Form 10-Q for
                 the quarter ended September 30, 2002, is incorporated herein by reference.

----------
*    Compensatory plan or arrangement.

*10.11(d)        Restricted Stock Award Agreement, dated December 31, 2004, between Alleghany and Weston M. Hicks.

*10.12 Description of compensatory arrangements between Alleghany and John J. Burns, Jr., filed as Exhibit 10.1 to Alleghany's
                 Quarterly Report on Form 10-Q for the quarter ended September
                 30, 2004, is incorporated herein by reference.

*10.13 Description of compensatory arrangements between Alleghany and its directors.

*10.14 Description of compensatory arrangements between Alleghany and its named executive officers, as defined by Item 402(a)(3) of Regulation S-K.

10.15(a) Credit Agreement, dated as of July 28, 2004, among Alleghany, the banks which are signatories thereto, Wachovia Bank, National Association as administrative agent for the banks, U.S. Bank National Association as syndication agent for the banks, and LaSalle Bank National Association and HSBC Bank USA,
                 National Association, as documentation agents for the banks
                 (the "Credit Agreement"), filed as Exhibit 10.4 to Alleghany's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 2004, is incorporated herein by reference.

10.15(b)         List of Contents of Exhibits and Schedules to the Credit
                 Agreement. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.16(a)         Installment Sales Agreement dated December 8, 1986 by and among
                 Alleghany, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Merrill Lynch & Co., Inc., filed as Exhibit 10.10 to
                 Alleghany's Annual Report on Form 10-K for the year ended
                 December 31, 1986, is incorporated herein by reference.

----------
*    Compensatory plan or arrangement.

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

10.27(a) Agreement and Plan of Merger dated as of July 20, 2001 by and among Capitol Transamerica, ABC Acquisition Corp. and Alleghany
                 (the "Capitol Transamerica Merger Agreement"), filed as Exhibit
                 10.1(a) to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

10.27(b)         List of Contents of Exhibits and Schedules to the Capitol
                 Transamerica Merger Agreement, filed as Exhibit 10.1(b) to
                 Alleghany's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 2001, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.28(a) Acquisition Agreement, dated as of June 6, 2003, by and between Royal Group, Inc. and AIHL (the "Resurgens Specialty
                 Acquisition Agreement"), filed as Exhibit 10.1 to Alleghany's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 2003, is incorporated herein by reference.

10.28(b)         List of Contents of Exhibits and Schedules to the Resurgens
                 Specialty Acquisition Agreement, filed as Exhibit 10.2 to
                 Alleghany's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.29 Assignment and Assumption Agreement, dated as of June 30, 2003, by and between AIHL and RSUI (regarding the transfer of rights under the Resurgens Specialty Acquisition Agreement), filed as
                 Exhibit 10.3 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.30(a) Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and RIC (the "Royal
                 Indemnity Company Quota Share Reinsurance Agreement"), filed as
                 Exhibit 10.4 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.30(b)         List of Contents of Exhibits and Schedules to the Royal
                 Indemnity Company Quota Share Reinsurance Agreement, filed as
                 Exhibit 10.5 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                 Commission upon request.

10.31(a) Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal Surplus Lines Insurance Company and RIC (the
                 "Royal Surplus Lines Insurance Company Quota Share Reinsurance
                 Agreement"), filed as Exhibit 10.6 to Alleghany's Quarterly
                 Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.31(b)         List of Contents of Exhibits and Schedules to the Royal Surplus
                 Lines Insurance Company Quota Share Reinsurance Agreement, filed as Exhibit 10.7 to Alleghany's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.32(a) Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Landmark and RIC (the "Landmark Quota Share
                 Reinsurance Agreement"), filed as Exhibit 10.8 to Alleghany's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 2003, is incorporated herein by reference.

10.32(b)         List of Contents of Exhibits and Schedules to the Landmark
                 Quota Share Reinsurance Agreement, filed as Exhibit 10.9 to
                 Alleghany's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.33(a) Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Indemnity Company, Resurgens Specialty and RIC
                 (the "Royal Indemnity Company Administrative Services
                 Agreement"), filed as Exhibit 10.10 to Alleghany's Quarterly
                 Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.33(b)         List of Contents of Exhibits and Schedules to the Royal
                 Indemnity Company Administrative Services Agreement, filed as
                 Exhibit 10.11 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                 Commission upon request.

10.34(a) Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Surplus Lines Insurance Company, Resurgens
                 Specialty and RIC (the "Royal Surplus Lines Insurance Company
                 Administrative Services Agreement"), filed as Exhibit 10.12 to
                 Alleghany's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 2003, is incorporated herein by reference.

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

10.35(a) Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Insurance Company of America, Resurgens
                 Specialty and RIC (the "Royal Insurance Company of America
                 Administrative Services Agreement"), filed as Exhibit 10.14 to
                 Alleghany's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 2003, is incorporated herein by reference.

10.35(b)         List of Contents of Exhibits and Schedules to the Royal
                 Insurance Company of America Administrative Services Agreement, filed as Exhibit 10.15 to Alleghany's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.36(a) Administrative Services Agreement, dated as of July 1, 2003, by and among Landmark, Resurgens Specialty and RIC (the "Landmark
                 Administrative Services Agreement"), filed as Exhibit 10.16 to
                 Alleghany's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 2003, is incorporated herein by reference.

10.36(b)         List of Contents of Exhibits and Schedules to the Landmark
                 Administrative Services Agreement, filed as Exhibit 10.17 to
                 Alleghany's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.37(a)         Trust Agreement, dated as of July 1, 2003, by and among Royal
                 Indemnity Company, Royal Surplus Lines Insurance Company,
                 Landmark, RIC and LaSalle Bank National Association, as Trustee
                 (the "Trust Agreement"), filed as Exhibit 10.18 to Alleghany's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 2003, is incorporated herein by reference.

10.37(b)         Amendment, dated as of September 2, 2003, amending the Trust
                 Agreement, filed as Exhibit 10.7 to Alleghany's Quarterly
                 Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.38(a)         Assignment of Net Premium Receivables, dated as of July 1,
                 2003, by and between LaSalle Bank National Association and
                 Royal Indemnity Company, Royal Surplus Lines Insurance Company and Landmark ("Assignment of Receivables"), filed as Exhibit
                 10.19 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.38(b) Amendment, dated as of September 2, 2003, amending the Assignment of Receivables, filed as Exhibit 10.8 to Alleghany's
                 Quarterly Report on Form 10-Q for the quarter ended September
                 30, 2003, is incorporated herein by reference. 10.39(a)
                 Assignment of Reinsurance Recoverables, dated as of July 1,
                 2003, by and among RIC, LaSalle Bank National Association and
                 Royal Indemnity Company, Royal Surplus Lines Insurance Company and Landmark ("Assignment of Recoverables"), filed as Exhibit
                 10.20 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.39(a)         Assignment of Reinsurance Recoverables, dated as of July 1,
                 2003, by and among RIC, LaSalle Bank National Association and
                 Royal Indemnity Company, Royal Surplus Lines Insurance Company and Landmark ("Assignment of Recoverables"), filed as Exhibit
                 10.20 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.39(b) Amendment, dated as of September 2, 2003, amending the Assignment of Recoverables, filed as Exhibit 10.9 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 2003, is incorporated herein by reference.

10.40            Administrative Services Intellectual Property License
                 Agreement, dated as of July 1, 2003, by and between Royal
                 Indemnity Company and Resurgens Specialty (entered into pursuant to the Royal Indemnity Company Administrative Services
                 Agreement), filed as Exhibit 10.21 to Alleghany's Quarterly
                 Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.41            Administrative Services Intellectual Property License
                 Agreement, dated as of July 1, 2003, by and between Royal
                 Indemnity Company and Resurgens Specialty (entered into pursuant to the Royal Surplus Lines Insurance Company
                 Administrative Services Agreement), filed as Exhibit 10.22 to
                 Alleghany's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 2003, is incorporated herein by reference.

10.42            Administrative Services Intellectual Property License
                 Agreement, dated as of July 1, 2003, by and between Royal
                 Indemnity Company and Resurgens Specialty (entered into pursuant to the Royal Insurance Company of America
                 Administrative Services Agreement), filed as Exhibit 10.23 to
                 Alleghany's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 2003, is incorporated herein by reference.

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

10.44(a) Claims Servicing Agreement, dated as of July 1, 2003, by and among RIC, Royal Indemnity Company, Royal Surplus Lines
                 Insurance Company, Landmark, Royal Insurance Company of
                 America, American and Foreign Insurance Company, Globe
                 Indemnity Company, Safeguard Insurance Company and Phoenix
                 Assurance Company of New York (the "Claims Servicing
                 Agreement"), filed as Exhibit 10.25 to Alleghany's Quarterly
                 Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.44(b)         List of Contents of Exhibits and Schedules to the Claims
                 Servicing Agreement, filed as Exhibit 10.26 to Alleghany's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.45 Claims Servicing Information Technology License Agreement, dated as of July 1, 2003, by and between Royal Indemnity
                 Company and RIC, filed as Exhibit 10.27 to Alleghany's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 2003, is incorporated herein by reference.

10.46(a) Renewal Rights Agreement, dated as of July 1, 2003, by and among Landmark, Royal Indemnity Company, Royal Surplus Lines
                 Insurance Company, Royal Insurance Company of America and AIHL
                 (the "Renewal Rights Agreement"), filed as Exhibit 10.28 to
                 Alleghany's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 2003, is incorporated herein by reference.

10.46(b) List of Contents of Exhibits to the Renewal Rights Agreement, filed as Exhibit 10.29 to Alleghany's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.47(a) Transition Services Agreement, dated as of July 1, 2003, by and among Royal Group, Inc., RSUI and Resurgens Specialty (the
                 "Transition Services Agreement"), filed as Exhibit 10.30 to
                 Alleghany's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 2003, is incorporated herein by reference.

10.47(b)         List of Contents of Schedules to the Transition Services
                 Agreement, filed as Exhibit 10.31 to Alleghany's Quarterly
                 Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.48            Transitional Trademark License Agreement, dated as of July 1,
                 2003, by and among R&SA, Resurgens Specialty and RSA Surplus
                 Lines Insurance Services, Inc, filed as Exhibit 10.32 to
                 Alleghany's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 2003, is incorporated herein by reference.

10.49 Employee Leasing Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and RIC, filed as Exhibit 10.33 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.50(a) Managing General Agency Agreement, dated as of July 1, 2003, by and among Resurgens Specialty, as Managing General Agent, Royal
                 Indemnity Company, Royal Surplus Lines Insurance Company, Royal
                 Insurance Company of America and Landmark (the "Managing
                 General Agency Agreement"), filed as Exhibit 10.34 to
                 Alleghany's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 2003, is incorporated herein by reference.

10.50(b)         List of Contents of Exhibits to the Managing General Agency
                 Agreement, filed as Exhibit 10.35 to Alleghany's Quarterly
                 Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.51(a) Stock Purchase Agreement, dated as of July 1, 2003, by and between AIHL and Royal Group, Inc. (the "RSA Surplus Lines
                 Insurance Services, Inc. Stock Purchase Agreement"), filed as
                 Exhibit 10.36 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.51(b)         List of Contents of Exhibits and Schedules to the RSA Surplus
                 Lines Insurance Services, Inc. Stock Purchase Agreement, filed as Exhibit 10.37 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
                 Commission upon request.

10.52 Assignment and Assumption of Liabilities Agreement, dated as of July 1, 2003, by and between RSA Surplus Lines Insurance
                 Services, Inc. and Royal Indemnity Company, filed as Exhibit
                 10.38 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.53 Assignment and Assumption Agreement, dated as of July 1, 2003, by and between AIHL and RSUI, filed as Exhibit 10.39 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 2003, is incorporated herein by reference.

10.54 Assignment and Assumption Agreement, dated as of July 1, 2003, by and between AIHL and RSUI, filed as Exhibit 10.40 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 2003, is incorporated herein by reference.

10.55 Assignment and Assumption Agreement, dated as of July 1, 2003, by and between AIHL and RSUI, filed as Exhibit 10.41 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 2003, is incorporated herein by reference.

10.56(a) Stock Purchase Agreement, dated as of June 6, 2003, by and between AIHL and Guaranty National Insurance Company (the
                 "Landmark Stock Purchase Agreement"), filed as Exhibit 10.42 to
                 Alleghany's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 2003, is incorporated herein by reference.

10.56(b)         List of Contents of Exhibits and Schedules to the Landmark
                 Stock Purchase Agreement, filed as Exhibit 10.43 to Alleghany's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.57(a) Stock Purchase Agreement, dated as of June 12, 2003, by and between Swiss Re America Holding Corporation and RSUI (the "RIC
                 Stock Purchase Agreement"), filed as Exhibit 10.44 to
                 Alleghany's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 2003, is incorporated herein by reference.

10.57(b)         List of Contents of Exhibits and Schedules to the RIC Stock
                 Purchase Agreement, filed as Exhibit 10.45 to Alleghany's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.58 Assignment and Assumption Agreement, dated as of July 1, 2003, by and between AIHL and RIC (regarding the transfer of rights under the Landmark Stock Purchase Agreement), filed as Exhibit
                 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.59(a)         RIC (Landmark) Quota Share Reinsurance Agreement, dated as of
                 September 2, 2003, by and between Landmark and Royal Indemnity
                 Company (the "Royal Indemnity Company (Landmark) Quota Share
                 Reinsurance Agreement"), filed as Exhibit 10.2 to Alleghany's
                 Quarterly Report on Form 10-Q for the quarter ended September
                 30, 2003, is incorporated herein by reference.

10.59(b)         List of Contents of Exhibits and Schedules to the Royal
                 Indemnity Company (Landmark) Quota Share Reinsurance Agreement, filed as Exhibit 10.3 to Alleghany's Quarterly Report on Form
                 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.60(a)         RIC (Landmark) Administrative Services Agreement, dated as of
                 September 2, 2003, by and between Royal Indemnity Company and
                 Landmark (the "Royal Indemnity Company (Landmark)
                 Administrative Services Agreement"), filed as Exhibit 10.4 to
                 Alleghany's Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 2003, is incorporated herein by reference.

10.60(b)         List of Contents of Exhibits and Schedules to the Royal
                 Indemnity Company (Landmark) Administrative Services Agreement, filed as Exhibit 10.5 to Alleghany's Quarterly Report on Form
                 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.61            Assumption of Liabilities Agreement, dated as of September 2,
                 2003, by and between Landmark and Royal Indemnity Company, filed as Exhibit 10.6 to Alleghany's Quarterly Report on Form
                 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.62(a) Stock Purchase Agreement, dated as of January 30, 2004, by and among AIHL, Aegis Holding Inc. and Associated Electric & Gas
                 Insurance Services Limited Landmark and Royal Indemnity Company
                 ("Aegis Stock Purchase Agreement"), filed as Exhibit 10.65 to
                 Alleghany's Annual Report on Form 10-K for the year ended
                 December 31, 2003, is incorporated herein by reference.

10.62(b)         List of Contents of Exhibits and Schedules to the Aegis Stock
                 Purchase Agreement. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request, filed as Exhibit 10.66 to Alleghany's Annual Report on Form 10-K for the year ended
                 December 31, 2003, is incorporated herein by reference.

10.63            Closing Agreement, dated May 3, 2004, by and among Darwin
                 Group, Inc., Aegis Holding Inc. and Associated Electric & Gas
                 Insurance Services Limited, filed as Exhibit 10.2 to
                 Alleghany's Quarterly Report on Form 10-Q for the quarter ended
                 March 31, 2004, is incorporated herein by reference.

10.64            Trust Agreement, dated as of June 10, 2004, by and among Royal
                 Indemnity Company, Royal Surplus Lines Insurance Company, RSUI
                 Indemnity Company and The Bank of New York, as Trustee, filed as Exhibit 10.1 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference.

10.65            Assignment of Net Premium Receivables, dated as of June 10,
                 2004, by and among The Bank of New York, Royal Indemnity
                 Company and Royal Surplus Lines Insurance Company, filed as
                 Exhibit 10.2 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference.

10.66            Assignment of Reinsurance Recoverables, dated as of June 10,
                 2004, by and among RSUI Indemnity Company, The Bank of New
                 York, Royal Indemnity Company and Royal Surplus Lines Insurance
                 Company, filed as Exhibit 10.3 to Alleghany's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference.

10.67(a) Agreement and Plan of Merger, dated as of December 23, 2004, among HTI Acquisition LLC, Heads & Threads and Alleghany (the
                 "Heads & Threads Merger Agreement").

10.67(b)         List of Contents of Exhibits and Schedules to the Heads &
                 Threads Merger Agreement. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.68(a) Stock Purchase Agreement, dated as of January 31, 2005, by and among Darwin National Assurance Company and Ulico Casualty
                 Company ("Ulico Stock Purchase Agreement").

10.68(b)         List of Contents of Exhibits and Schedules to the Ulico Stock
                 Purchase Agreement. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

13 Pages 10 through 20, 22 through 44, 46 and 48 through 79, of the Annual Report to Stockholders of Alleghany for the year
                 2004.

21               List of subsidiaries of Alleghany.

23 Consent of KPMG LLP, independent registered public accounting firm, to the incorporation by reference of its reports relating to the financial statements the related schedules of Alleghany and subsidiaries and its attestation report in Alleghany's
                 Registration Statements on Form S-8 (Registration No.
                 333-37237), Form S-8 (Registration No. 333-76159), Form S-8
                 (Registration No. 333-76996), Form S-3 (Registration No.
                 33-55707), Form S-3 (Registration No. 33-62477), Form S-3
                 (Registration No. 333-09881), and Form S-3 (Registration No.
                 333-13971).

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

                                           ALLEGHANY CORPORATION
                                           (Registrant)


Date: March 8, 2005                     By /s/ Weston M. Hicks
                                           -------------------------------------
                                           Weston M. Hicks
                                           President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 8, 2005                     By /s/ Rex D. Adams
                                           -------------------------------------
                                           Rex D. Adams
                                           Director


Date: March 8, 2005                     By /s/ John J. Burns, Jr.
                                           -------------------------------------
                                           John J. Burns, Jr.
                                           Vice Chairman of the Board
                                           and Director


Date: March 8, 2005                     By
                                           -------------------------------------
                                           Dan R. Carmichael
                                           Director


Date: March 8, 2005                     By /s/ David B. Cuming
                                           -------------------------------------
                                           David B. Cuming
                                           Senior Vice President
                                           (principal financial
                                           officer)


Date: March 8, 2005                     By /s/ Weston M. Hicks
                                           -------------------------------------
                                           Weston M. Hicks
                                           President and Director
                                           (principal executive
                                           officer)

Date: March 8, 2005                     By /s/ Thomas S. Johnson
                                           -------------------------------------
                                           Thomas S. Johnson
                                           Director


Date: March 8, 2005                     By /s/ Allan P. Kirby, Jr.
                                           -------------------------------------
                                           Allan P. Kirby, Jr.
                                           Director


Date: March 8, 2005                     By /s/ F.M. Kirby
                                           -------------------------------------
                                           F.M. Kirby
                                           Chairman of the Board
                                           and Director


Date: March 8, 2005                     By /s/ William K. Lavin
                                           -------------------------------------
                                           William K. Lavin
                                           Director


Date: March 8, 2005                     By /s/ Roger Noall
                                           -------------------------------------
                                           Roger Noall
                                           Director


Date: March 8, 2005                     By /s/ Peter R. Sismondo
                                           -------------------------------------
                                           Peter R. Sismondo
                                           Vice President, Controller,
                                           Treasurer and Assistant
                                           Secretary (principal
                                           accounting officer)


Date: March 8, 2005                     By /s/ James F. Will
                                           -------------------------------------
                                           James F. Will
                                           Director

                              ALLEGHANY CORPORATION

                                AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

I     SUMMARY OF INVESTMENTS - OTHER THAN IN RELATED PARTIES

II    CONDENSED FINANCIAL INFORMATION OF REGISTRANT

III   SUPPLEMENTARY INSURANCE INFORMATION

IV    REINSURANCE

V     VALUATION AND QUALIFYING ACCOUNTS

VI    SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                   SCHEDULE I

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      SUMMARY OF INVESTMENTS -- OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2004
                                 (in thousands)

                                                                                     AMOUNT AT
                                                                                    WHICH SHOWN
                                                                                       IN THE
                                                                          FAIR        BALANCE
TYPE OF INVESTMENT                                           COST         VALUE        SHEET
------------------                                        ----------   ----------   -----------
Fixed maturities:
   Bonds:
      United States Government and government
         agencies and authorities                         $   93,469   $   92,760   $   92,760
      States, municipalities and political subdivisions      573,779      575,236      575,236
      Foreign governments                                          0            0            0
      Mortgage backed securities                             237,883      237,799      237,799
      All other bonds                                        273,851      273,415      273,415
   Redeemable preferred stock                                      0            0            0
                                                          ----------   ----------   ----------
         Fixed maturities                                 $1,178,982   $1,179,210   $1,179,210
                                                          ----------   ----------   ----------

Equity securities:
   Common stocks:
      Banks, trust, and insurance companies               $   63,692   $  104,558   $  104,558
      Public utilities                                         6,960        8,199        8,199
      Industrial, miscellaneous, and all other               219,945      532,427      532,427
                                                          ----------   ----------   ----------
         Equity securities                                $  290,597   $  645,184   $  645,184
                                                          ----------   ----------   ----------

Short-term investments                                       378,452      378,452      378,452
                                                          ----------   ----------   ----------

         Total investments                                $1,848,031   $2,202,846   $2,202,846
                                                          ==========   ==========   ==========

                                   SCHEDULE II

                              ALLEGHANY CORPORATION
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003
                                 (in thousands)

                                                                          2004         2003
                                                                       ----------   ----------
Assets

   Equity securities (cost: 2004 $140,345; 2003 $123,846)              $  446,355   $  293,053
   Debt securities (cost: 2004 $11,096; 2003 $15,322)                      11,096       15,309
   Short-term investments                                                  80,948       81,880
   Cash                                                                     2,069        1,950
   Notes receivable                                                            --          140
   Accounts receivable                                                      3,206        1,415
   Property and equipment - at cost, net of accumulated depreciation          189          155
   Other assets                                                             6,854        4,598
   Deferred tax assets                                                     18,047       11,487
   Investment in subsidiary classified as discontinued operation               --       51,736
   Current tax receivable                                                   1,881           --
   Investment in subsidiaries                                           1,407,176    1,277,537
                                                                       ----------   ----------

                                                                       $1,977,821   $1,739,260
                                                                       ==========   ==========

Liabilities and common stockholders' equity

   Current taxes payable                                               $       --   $   17,978
   Other liabilities                                                       51,920       35,928
   Deferred tax liabilities                                               150,678      103,409
   Long-term debt                                                          19,123       19,123
                                                                       ----------   ----------
      Total liabilities                                                   221,721      176,438

Stockholders' equity                                                    1,756,100    1,562,822
                                                                       ----------   ----------

                                                                       $1,977,821   $1,739,260
                                                                       ==========   ==========

See accompanying Notes to Condensed Financial Statements.

                                   SCHEDULE II

                              ALLEGHANY CORPORATION
                        CONDENSED STATEMENTS OF EARNINGS
                       THREE YEARS ENDED DECEMBER 31, 2004
                                 (in thousands)

                                                                2004       2003       2002
                                                              --------   --------   -------
Revenues:
   Interest, dividend and other income                        $  7,661   $ 11,894   $21,490
   Net gain on investment transactions                           2,392     96,748    48,132
                                                              --------   --------   -------
      Total revenues                                            10,053    108,642    69,622
                                                              --------   --------   -------

Costs and Expenses:
   Interest expense                                              2,618      2,660     2,556
   General and administrative                                   40,215     34,770    25,593
                                                              --------   --------   -------
      Total costs and expenses                                  42,833     37,430    28,149
                                                              --------   --------   -------

     Operating (loss) profit                                   (32,780)    71,212    41,473

Equity in earnings of consolidated subsidiaries                202,907    174,088    13,495
                                                              --------   --------   -------

   Earnings from continuing operations, before income taxes    170,127    245,300    54,968

Income taxes                                                    52,179     79,112     1,583
                                                              --------   --------   -------

   Earnings from continuing operations                         117,948    166,188    53,385

(Loss) earnings from discontinued operations

   (including loss on disposal of $1,950 in 2004)               (1,033)    (4,933)    2,436

Income taxes (benefit)                                            (781)    (1,123)    1,008
                                                              --------   --------   -------

   (Loss) earnings from discontinued operations                   (252)    (3,810)    1,428
                                                              --------   --------   -------

   Net earnings                                               $117,696   $162,378   $54,813
                                                              ========   ========   =======

See accompanying Notes to Condensed Financial Statements.

                                   SCHEDULE II

                              ALLEGHANY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                       THREE YEARS ENDED DECEMBER 31, 2004
                                 (in thousands)

                                                                                 2004        2003        2002
                                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Earnings from continuing operations                                           $ 117,948   $ 166,188   $  53,385
Adjustments to reconcile earnings to cash provided by (used in) operations:
Equity in undistributed net (earnings) losses of consolidated subsidiaries     (134,129)   (114,077)      9,717
Capital contributions to consolidated subsidiaries                              (20,547)   (366,747)    (17,776)
Distributions from consolidated subsidiaries                                      8,459      58,217     248,220
Depreciation and amortization                                                     1,165         743          47
Net gain on investment transactions and sales of subsidiaries                    (2,392)    (96,748)    (48,132)
Tax benefit on stock options exercised                                            1,317       4,267       1,188
Decrease in accounts receivable                                                    (205)        389          64
Increase in notes receivable                                                         --          --        (140)
Decrease (increase) in other assets                                              (1,589)       (133)      2,094
Increase (decrease) in other liabilities and taxes payable                      (11,136)     21,352    (253,020)
                                                                              ---------   ---------   ---------
Net adjustments                                                                (159,057)   (492,737)    (57,738)
                                                                              ---------   ---------   ---------
Net cash (used in) provided by operations                                       (41,109)   (326,549)     (4,353)
                                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments                                                         (16,499)    (55,930)   (712,771)
Sales of investments                                                              5,008     334,061     375,396
Purchases of property and equipment                                                 (76)        (36)       (100)
Net change in short-term investments                                                932     (11,803)    585,427
Proceeds from the sale of subsidiaries,net of cash disposed                      53,403          --          --
Acquisition of subsidiaries, net of cash acquired                                    --          --    (221,056)
Other, net                                                                         (677)     66,016          --
                                                                              ---------   ---------   ---------
Net cash provided by investing activities                                        42,091     332,308      26,896
                                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Treasury stock acquisitions                                                          --        (287)    (28,731)
Net cash provided to discontinued operations                                     (2,230)         --          --
Other, net                                                                        1,367      (6,235)      8,175
                                                                              ---------   ---------   ---------
Net cash used in financing activities                                              (863)     (6,522)    (20,556)
                                                                              ---------   ---------   ---------
Net (decrease) increase in cash                                                     119        (763)      1,987
Cash at beginning of year                                                         1,950       2,713         726
                                                                              ---------   ---------   ---------
Cash at end of year                                                           $   2,069   $   1,950   $   2,713
                                                                              =========   =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest                                                                      $      --   $   1,967   $   1,912
Income taxes                                                                  $ 105,001   $  10,244   $  45,504

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

2. Long-Term Debt. Reference is made to Note 8 of the Notes to Consolidated Financial Statements incorporated herein by reference for information regarding the significant provisions of the revolving credit loan agreement of Alleghany. Included in long-term debt in the accompanying condensed balance sheets is $19,123 in 2004 and 2003 of inter-company notes payable to Alleghany Funding.

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

                                   SCHEDULE III

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)

                                          AT DECEMBER 31,                    FOR THE YEAR ENDED DECEMBER 31,
                          ----------------------------------------------   ----------------------------------
                                          FUTURE
                                          POLICY                  OTHER                             BENEFITS,
                                         BENEFITS,               POLICY                              CLAIMS,
                            DEFERRED      LOSSES,                CLAIMS                              LOSSES
                             POLICY       CLAIMS       GROSS       AND        NET         NET          AND
                          ACQUISITION    AND LOSS    UNEARNED   BENEFITS    EARNED    INVESTMENT   SETTLEMENT
YEAR   LINE OF BUSINESS      COSTS       EXPENSES    PREMIUMS    PAYABLE   PREMIUMS     INCOME*     EXPENSES
----   ----------------   -----------   ----------   --------   --------   --------   ----------   ----------
2004   Property
          and Casualty
          Insurance         $56,165     $1,232,337   $751,131       $0     $805,417    $127,678     $540,569
                            -------     ----------   --------      ---     --------    --------     --------
2003   Property
          and Casualty
          Insurance         $47,282     $  437,994   $644,068       $0     $430,914    $ 80,617     $250,202
                            -------     ----------   --------      ---     --------    --------     --------
2002   Property
          and Casualty
          Insurance         $22,547     $  258,471   $ 64,115       $0     $125,649    $  2,442     $100,508
                            -------     ----------   --------      ---     --------    --------     --------

                                   FOR THE YEAR ENDED DECEMBER 31,
                          -------------------------------------------------
                          AMORTIZATION
                          OF DEFERRED                COMMISSIONS
                             POLICY        OTHER         AND          NET
                          ACQUISITION    OPERATING    BROKERAGE    PREMIUMS
YEAR   LINE OF BUSINESS       COSTS       EXPENSES     EXPENSES     WRITTEN
----   ----------------   ------------   ---------   -----------   --------
2004   Property
          and Casualty
          Insurance          $62,190      $79,308      $77,238     $857,195
                             -------      -------      -------     --------
2003   Property
          and Casualty
          InsurancE          $43,035      $14,346      $69,154     $782,475
                             -------      -------      -------     --------
2002   Property
          and Casualty
          Insurance          $ 6,229      $12,377      $29,100     $131,524
                             -------      -------      -------     --------

*    Includes net gain on investment transactions.

                                   SCHEDULE IV

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                                   REINSURANCE
                       THREE YEARS ENDED DECEMBER 31, 2004
                                 (in thousands)

                                                                    PERCENTAGE
                                 CEDED TO     ASSUMED                OF AMOUNT
                      GROSS       OTHER     FROM OTHER      NET       ASSUMED
LINE OF BUSINESS     AMOUNT     COMPANIES    COMPANIES    AMOUNT      TO NET
----------------   ----------   ---------   ----------   --------   ----------
Property
   and casualty    $1,291,242    $585,818    $ 99,993    $805,417      12.4%
                   ----------    --------    --------    --------      ----
Property
   and casualty    $  262,045    $ 95,299    $264,168    $430,914      61.3%
                   ----------    --------    --------    --------      ----
Property
   and casualty    $  140,340    $ 16,716    $  2,025    $125,649       1.6%
                   ----------    --------    --------    --------      ----

                                   SCHEDULE V

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                  Charged to   Charged to
                                     Balance at    costs and      other     Deductions    Balance at
YEAR   Description                   January 1,    expenses     accounts     describe    December 31,
----   ---------------------------   ----------   ----------   ----------   ----------   ------------
2004   Allowance for uncollectible
          reinsurance recoverables      $ --           --           --           --          $ --
                                         ---          ---          ---          ---           ---
       Allowance for uncollectible
          premiums receivable           $659          (81)          --           --          $578
                                         ---          ---          ---          ---           ---

2003   Allowance for uncollectible
          reinsurance recoverables      $ --           --           --           --          $ --
                                         ---          ---          ---          ---           ---

       Allowance for uncollectible
          premiums receivable           $618           41           --           --          $659
                                         ---          ---          ---          ---           ---

2002   Allowance for uncollectible
          reinsurance recoverables      $ --           --           --           --          $ --
                                         ---          ---          ---          ---           ---

       Allowance for uncollectible
          premiums receivable           $ --          618           --           --          $618
                                         ---          ---          ---          ---           ---

                                   SCHEDULE VI

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
            SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS
                                 (in thousands)

                                           AT DECEMBER 31,
                          -------------------------------------------------
                                                      DISCOUNT,
                                                       IF ANY,
                                         RESERVES      DEDUCTED
                                            FOR      IN RESERVES
                                          UNPAID      FOR UNPAID              FOR THE YEAR ENDED DECEMBER 31,
                            DEFERRED      CLAIMS        CLAIMS                -------------------------------
                             POLICY      AND CLAIM    AND CLAIM      GROSS            NET         NET
                          ACQUISITION   ADJUSTMENT    ADJUSTMENT   UNEARNED         EARNED    INVESTMENT
YEAR   LINE OF BUSINESS      COSTS       EXPENSES      EXPENSES    PREMIUMS        PREMIUMS    INCOME *
----   ----------------   -----------   ----------   -----------   --------        --------   ----------
2004   Property and
          Casualty          $56,165     $1,232,337        $0       $751,131        $805,417    $127,678
                            -------     ----------       ---       --------        --------    --------

2003   Property and
          Casualty          $47,282     $  437,994        $0       $644,068        $430,914    $ 80,617
                            -------     ----------       ---       --------        --------    --------

2002   Property and
          Casualty          $22,547     $  258,471        $0       $ 64,115        $125,649    $  2,442
                            -------     ----------       ---       --------        --------    --------

                                        FOR THE YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------------
                                 CLAIMS
                               AND CLAIM
                               ADJUSTMENT
                                EXPENSES
                                INCURRED
                               RELATED TO       AMORTIZATION
                          -------------------    OF DEFERRED   PAID CLAIMS
                             (1)        (2)        POLICY       AND CLAIM       NET
                           CURRENT     PRIOR     ACQUISITION    ADJUSTMENT   PREMIUMS
YEAR   LINE OF BUSINESS     YEAR       YEAR         COSTS        EXPENSES     WRITTEN
----   ----------------   --------   --------   ------------   -----------   --------
2004   Property and
          Casualty        $547,868    ($7,299)     $62,190       $175,611    $857,195
                          --------   --------      -------       --------    --------

2003   Property and
          Casualty        $229,519   $ 20,683      $43,035       $ 87,518    $782,475
                          --------   --------      -------       --------    --------

2002   Property and
          Casualty        $ 82,639   $ 17,869      $ 6,229       $ 73,979    $131,524
                          --------   --------      -------       --------    --------

*    Includes net gain on Investment transactions.