Form 10-Q
period 2005-03-31
ALLEGHANY CORP /DE
filed 2005-05-09
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                      7,884,216 SHARES AS OF APRIL 30, 2005

                          ITEM 1. FINANCIAL STATEMENTS

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2005 AND 2004
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)


                                                                2005           2004
                                                             ----------     ----------
REVENUES
   Net premiums earned                                       $  213,552     $  189,668
   Net mineral and filtration sales                              69,738         67,081
   Interest, dividend and other income                           17,562         16,352
   Net gain on investment transactions                           47,227         33,183
                                                             ----------     ----------
   Total revenues                                               348,079        306,284
                                                             ----------     ----------

COSTS AND EXPENSES
   Loss and loss adjustment expenses                            115,277         93,098
   Commissions and brokerage                                     53,044         41,638
   Cost of mineral and filtration sales                          56,954         51,378
   Salaries, administrative and other operating expenses         18,563         16,789
   Corporate administration                                       9,081          8,802
   Interest expense                                               1,352          1,088
                                                             ----------     ----------
   Total costs and expenses                                     254,271        212,793
                                                             ----------     ----------

Earnings from continuing operations, before income taxes         93,808         93,491

Income taxes                                                     32,937         32,795
                                                             ----------     ----------

Earnings from continuing operations                              60,871         60,696

Discontinued operations
   Operations                                                        --          2,287
   Income taxes                                                      --            919
                                                             ----------     ----------

Earnings from discontinued operations, net                           --          1,368
                                                             ----------     ----------

Net earnings                                                 $   60,871     $   62,064
                                                             ==========     ==========

Basic earnings per share of common stock **
   Continuing operations                                     $     7.74     $     7.78
   Discontinued operations                                           --           0.17
                                                             ----------     ----------
                                                             $     7.74     $     7.95
                                                             ==========     ==========

Diluted earnings per share of common stock **
   Continuing operations                                     $     7.72     $     7.75
   Discontinued operations                                           --           0.17
                                                             ----------     ----------
                                                             $     7.72     $     7.92
                                                             ==========     ==========

Dividends per share of common stock                                   *              *
                                                             ==========     ==========

Average number of outstanding shares of common stock **       7,896,309      7,835,784
                                                             ==========     ==========

* In March 2005 and 2004, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**    Adjusted to reflect the common stock dividend declared in March 2005.

See Notes to Unaudited Consolidated Financial Statements.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)


                                                                    MARCH 31,    DECEMBER 31,
                                                                      2005           2004*
                                                                   ----------     ----------
                                                                   (UNAUDITED)
ASSETS
   Available for sale securities at fair value:
      Equity securities (cost: 2005 $276,370; 2004 $290,597)       $  637,291     $  645,184
      Debt securities (cost: 2005 $1,481,008; 2004 $1,178,982)      1,466,558      1,179,210
   Short-term investments                                             265,733        378,452
                                                                   ----------     ----------
                                                                    2,369,582      2,202,846

   Cash                                                               240,729        288,436
   Notes receivable                                                    91,665         91,665
   Accounts receivable, net                                            63,008         70,547
   Premium balances receivable                                        181,466        203,141
   Reinsurance recoverables                                           648,922        623,325
   Ceded unearned premium reserves                                    275,131        286,451
   Deferred acquisition costs                                          55,514         56,165
   Property and equipment at cost, net of
      accumulated depreciation and amortization                       164,976        168,316
   Inventory                                                           39,950         41,521
   Goodwill and other intangibles, net of amortization                221,339        223,706
   Deferred tax assets                                                110,738        104,563
   Other assets                                                       121,131         67,043
                                                                   ----------     ----------

                                                                   $4,584,151     $4,427,725
                                                                   ==========     ==========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
   Losses and loss adjustment expenses                             $1,266,411     $1,232,337
   Unearned premiums                                                  729,517        751,131
   Reinsurance payable                                                121,794        112,479
   Deferred tax liabilities                                           225,384        224,847
   Subsidiaries' debt                                                 138,860        138,258
   Current taxes payable                                               46,008         17,433
   Other liabilities                                                  228,389        177,824
                                                                   ----------     ----------
           Total liabilities                                        2,756,363      2,654,309
   Common stockholders' equity                                      1,827,788      1,773,416
                                                                   ----------     ----------

                                                                   $4,584,151     $4,427,725
                                                                   ==========     ==========

COMMON SHARES OUTSTANDING **                                        7,885,205      7,829,721
                                                                   ==========     ==========

* Certain amounts have been reclassified to conform to the 2005 presentation.

**    Adjusted to reflect the common stock dividend declared in March 2005.

See Notes to Unaudited Consolidated Financial Statements.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2004 AND 2005
                             (dollars in thousands)
                                   (unaudited)

                                                                             2005           2004
                                                                           ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Earnings from continuing operations                                       $  60,871      $  60,696
 Adjustments to reconcile net earnings to cash provided by operations:
         Depreciation and amortization                                        10,796         10,386
         Net gain on investment transactions                                 (47,227)       (33,183)
         Tax benefit on stock options exercised                                  137            375
         Decrease in accounts and notes receivable                             8,003          7,713
         Decrease in inventory                                                 1,571            363
         (Increase) decrease in other assets                                 (12,629)        15,282
         Increase in reinsurance recoverables                                (16,282)      (176,537)
         Decrease in premium balances receivable                              21,675        102,671
         Decrease (increase) in ceded unearned premium reserves               11,320        (56,497)
         Increase (decrease) in deferred acquisition costs                       651           (750)
         Increase in other liabilities and current taxes                      40,533         22,562
         (Decrease) increase in unearned premiums                            (21,614)        55,329
         Increase in losses and loss adjustment expenses                      34,074        118,728
                                                                           ---------      ---------
                Net adjustments                                               31,008         66,442
                                                                           ---------      ---------
                Net cash provided by operations                               91,879        127,138
                                                                           ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of investments                                                    (415,415)      (474,840)
 Sales of investments                                                        181,736        294,088
 Purchases of property and equipment                                          (4,411)        (3,596)
 Net change in short-term investments                                        113,623        (14,839)
 Other, net                                                                  (14,853)       (17,349)
                                                                           ---------      ---------
                Net cash used in investing activities                       (139,320)      (216,536)
                                                                           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term debt                                         (5,398)        (6,122)
 Proceeds of long-term debt                                                    6,000          4,000
 Other, net                                                                     (868)         2,171
                                                                           ---------      ---------
                Net cash (used in) provided by financing activities             (266)            49
                                                                           ---------      ---------
                Net decrease in cash                                         (47,707)       (89,349)
Cash at beginning of period                                                  288,436        230,929
                                                                           ---------      ---------
Cash at end of period                                                      $ 240,729      $ 141,580
                                                                           =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
         Interest                                                          $   1,582      $     990
         Income taxes                                                      $   4,740      $  30,178

See Notes to Unaudited Consolidated Financial Statements.

            Notes to the Unaudited Consolidated Financial Statements

      This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K") of Alleghany Corporation (the "Company").

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

      The Company maintains fixed option plans and a performance-based stock plan. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123 prospectively for all employee and/or director awards granted, modified or settled under any of its stock-based compensation plans after January 1, 2003. Fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no cash dividend yield for all years; expected volatility ranging from 17 to 19 percent; risk-free interest rates ranging from 3.21 percent to
4.40 percent; and expected lives of seven years. Prior to 2003, the Company accounted for its fixed option plans and performance-based stock plan under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

      During the first quarters of 2005 and 2004, no stock options were granted under the Company's fixed option plans. The expense relating to options issued in prior periods was $52,000 in the first quarter of 2005 and $20,000 in the first quarter of 2004. With respect to its performance-based stock plan, the Company recognized after-tax compensation expense of $2.5 million in the 2005 first quarter and $1.7 million in the 2004 first quarter (in each case calculated pursuant to the prospective method under SFAS 123).

      Had the Company applied SFAS 123 to all option awards outstanding under its fixed option plans during the 2005 and 2004 first quarters, the Company would have recognized after-tax expense of $73,000 in the 2005 first quarter and $48,000 in the 2004 first quarter. Had the Company applied SFAS 123 to all awards outstanding under its performance-based stock plan during the same periods, the Company would have recognized after-tax expense of $2.2 million in the 2005 first quarter and $1.9 million in the 2004 first quarter.

      In December 2004, SFAS 123 (revised) "Share-Based Payment," ("Revised SFAS 123") was issued. Revised SFAS 123 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires the application of a fair value based measurement method in accounting for share-based payment transactions with employees. Revised SFAS 123 is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company's present method of accounting for share-based payments is described above. The pro forma effects of adoption of Revised SFAS 123 are also described in the following table. The Company plans to adopt Revised SFAS 123 in the first quarter of 2006.

      The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards under all of the Company plans in each period.

                                                    For the three months ended
dollars in thousands,                            -------------------------------
except per share amounts                         March 31, 2005   March 31, 2004
                                                 --------------   --------------
Net earnings, as reported                          $   60,871       $   62,064
   Add: stock-based employee
     compensation expense included in
     reported net earnings, net of
     related tax                                        2,547            1,739
   Less: stock-based compensation
     expense determined under fair
     value method for all stock
     options, net of related tax                       (2,172)          (1,862)
                                                   ----------       ----------

Pro forma net earnings                             $   61,246       $   61,941
                                                   ==========       ==========

Earnings per share
   Basic - as reported                             $     7.74       $     7.95
   Basic - pro forma                               $     7.79       $     7.94

   Diluted - as reported                           $     7.72       $     7.92
   Diluted - pro forma                             $     7.76       $     7.90

      For certain stock compensation arrangements, the Company issues stock at grant date or upon settlement date. These arrangements were previously included in other liabilities in the consolidated balance sheet and have been reclassified to stockholders' equity in the quarter. The reclassification reflects that stock has been issued or is expected to be issued upon settlement, if the terms of the compensation arrangements are met. The prior period comparative information has been reclassified to conform to the current period presentation. The amount of such reclassification at December 31, 2004 was $17.3 million.

Employee Benefit Plans

      The Company has several noncontributory defined benefit pension plans, including plans in place at its World Minerals, Inc. operating unit. Under executive retirement plans, defined benefits are based on years of service and the employee's highest average annual base salary over a consecutive three-year period during the last ten years or, if applicable, shorter period of employment, plus one-half of the highest average annual bonus over a consecutive five-year period during the last ten years, or, if applicable, shorter period of employment. With respect to its funded plans, the Company's policy is to contribute annually the amount necessary to satisfy the Internal Revenue Service's funding requirements. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Additional details regarding the Company's noncontributory defined benefit pension plans can be found in Note 12 to the Consolidated Financial Statements in the Company's 2004 Form 10-K. The Company plans to contribute $4.7 million to the plans in 2005, compared with contributions of $5.6 million in 2004.

      The components of net periodic benefit cost for the three months ended March 31, 2005 and 2004 consisted of the following:

                                                                             For the three months ended
                                                                          ----------------------------------
(in millions)                                                             March 31, 2005      March 31, 2004
-------------                                                             --------------      --------------
Net periodic cost included the following expense (income) components:

Service cost-benefits earned during the quarter                              $    0.9           $    0.9
Interest cost on projected benefit obligation                                     1.1                1.1
Expected return on plan assets                                                   (0.9)              (0.9)
Net amortization                                                                  0.6                0.6
                                                                             --------           --------
Net periodic pension cost                                                    $    1.7           $    1.7
                                                                             ========           ========

Comprehensive Income

      The Company's total comprehensive income for the three months ended March 31, 2005 and 2004 was $51.7 million and $45.3 million. Comprehensive income includes the Company's net earnings adjusted for changes in unrealized (depreciation) of investments, which were $(6.2) million and $(14.6) million for the three months ended March 31, 2005 and 2004 and cumulative translation adjustments, which were $(3.1) million and $(2.2) million for the three months ended March 31, 2005 and 2004.

Segment Information

      Information related to the Company's reportable business operating segments is shown in the tables below. The Company's reportable segments are reported in a manner consistent with the way management evaluates the businesses. As such, insurance underwriting activities are evaluated separately from investment activities. Realized investment gains are not considered relevant in evaluating investment performance on an annual basis.


                                                                     For the three months ended
                                                                        March 31,    March 31,
                                         (dollars in millions)            2005         2004
                                                                          ----         ----
REVENUES FROM CONTINUING OPERATIONS
AIHL insurance group
    Net premiums earned

      RSUI                                                             $  155.5     $  148.4
      CATA                                                                 39.3         34.4
      Darwin                                                               18.7          6.9
                                                                         ------       ------
                                                                          213.5        189.7
    Interest, dividend and other income                                    14.3         10.3
    Net gain on investment transactions                                    25.2         31.4
                                                                         ------       ------
    Total insurance group                                                 253.0        231.4
World Minerals                                                             69.6         67.0
Corporate activities                                                        3.5          6.2
    Net gain on investment transactions                                    22.0          1.7
                                                                         ------       ------
      Total                                                            $  348.1     $  306.3
                                                                         ======       ======
EARNINGS (LOSSES) FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES
AIHL insurance group
    Underwriting profit (loss)
      RSUI                                                             $   43.1     $   54.9
      CATA                                                                  1.6          0.4
      Darwin                                                                0.5         (0.4)
                                                                         ------       ------
                                                                           45.2         54.9
    Interest, dividend and other income                                    14.3         10.3
    Net gain on investment transactions                                    25.2         31.4
    Other expenses                                                         (7.5)        (6.0)
                                                                         ------       ------
    Total insurance group                                                  77.2         90.6
World Minerals                                                              2.2          5.8
Corporate activities
    Interest, dividend and other income                                     3.5          6.2
    Net gain on investment transactions                                    22.0          1.7
    Other expenses                                                         (0.7)        (1.0)
                                                                         ------       ------
                                                                          104.2        103.3
Interest expense                                                           (1.4)        (1.0)
Corporate administration                                                   (9.0)        (8.8)
                                                                         ------       ------
     Total                                                                 93.8         93.5

Income taxes                                                               32.9         32.8
                                                                         ------       ------

Earnings from continuing operations                                    $   60.9     $   60.7
                                                                         ======       ======


                                                                        March 31,  December 31,
                                         (dollars in millions)            2005        2004
                                                                          ----        ----
IDENTIFIABLE ASSETS

AIHL Insurance group                                                   $3,510.5     $3,388.7
World Minerals                                                            334.1        336.6
Corporate activities                                                      739.6        702.4
                                                                       --------     --------
     Total                                                             $4,584.2     $4,427.7
                                                                       ========     ========

     Segment accounting policies are the same as the Consolidated Accounting Policies described in Note 17 to the Consolidated Financial Statements in the 2004 Form 10-K. Property and casualty insurance operations, which are conducted by Alleghany Insurance Holdings LLC ("AIHL") and its subsidiaries RSUI Group, Inc. ("RSUI"), Capitol Transamerica Corporation ("CATA") and Darwin Professional Underwriters, Inc. ("Darwin"), and mining and filtration operations, which are conducted by World Minerals, Inc. ("World Minerals"), are the Company's largest businesses. The primary components of "corporate activities" are Alleghany Properties, Inc. and corporate activities at the parent level.

Reinsurance

     Through December, 31, 2004, business underwritten by Darwin was generally reinsured on a treaty basis for individual losses in excess of $3.0 million for directors and officers liability and managed care errors and omissions liability. Commencing January 2005, Darwin changed its reinsurance structure to reinsure on a treaty basis for individual losses in excess of $2.0 million for directors and officers liability, managed care errors and omissions liability, lawyers professional liability, insurance agents errors and omissions liability and other miscellaneous professional liability business. Under such treaty, losses in excess of $2.0 million are reinsured, with Darwin having a 15% co-participation for losses in excess of $5.0 million up to Darwin's $10.0 million policy limits. Darwin reinsures on a treaty basis for individual losses in excess of $0.5 million for medical professional liability insurance for physicians and in excess of $1.0 million for medical professional liability for medical facilities (with a 15.0 percent participation on losses in excess of $2.0 million). The medical professional liability reinsurance program also provides $2.0 million of "clash" protection (offering protection in the event that multiple policies written by Darwin are involved in the same loss occurrence) for losses in excess of $1.0 million. In addition, Darwin reinsures on a 50 percent quota share basis for individual psychiatrists professional liability. The reinsurance treaties contain swing-rated premiums that will vary, within a range, depending upon the profitability of the underlying premium subject to the treaty. In addition, Darwin obtains facultative reinsurance for certain business.

Acquisition of Ulico Indemnity Company

     On May 2, 2005, Darwin National Assurance Company purchased Ulico Indemnity Company, an insurance company domiciled in Arkansas, from Ulico Casualty Company to support future business underwritten by Darwin for cash consideration of $25.3 million, $22.3 million of which represented consideration for Ulico's investment portfolio and $3.0 million of which represented consideration for licenses.

Contingencies

     The Company's subsidiaries are parties to pending claims and litigation in the ordinary course of their businesses. Each such subsidiary makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of March 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis presents a review of the Company and its subsidiaries for the three months ended March 31, 2005 and 2004. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Company's 2004 Form 10-K.

     The Company reported net earnings from continuing operations in the first quarter of 2005 of $60.9 million, compared with $60.7 million in the first quarter of 2004. 2005 first quarter net earnings were $60.9 million, compared with $62.1 million in the corresponding 2004 period. Discontinued operations consist of the operations of Heads & Threads International LLC prior to its disposition in December 2004. The Company's 2005 first quarter net earnings included net gains on investment transactions after tax of $30.7 million, compared with $21.6 million in the 2004 first quarter, and net catastrophe losses after tax of $5.4 million, compared with $0.3 million in the corresponding 2004 period. The Company's common stockholders' equity per share at March 31, 2005 was $231.80, an increase of 2.3% from common stockholders' equity per share of $226.50 as of December 31, 2004 (as adjusted for the stock dividend declared in March 2005). On a consolidated basis, cash and invested assets were $2.6 billion at March 31, 2005, compared with $2.5 billion at December 31, 2004.

     Alleghany Insurance Holdings LLC ("AIHL") recorded pre-tax earnings of $77.2 million on revenues of $253.0 million in the 2005 first quarter, compared with pre-tax earnings of $90.6 million on revenues of $231.4 million in the first quarter of 2004. AIHL's 2005 first quarter pre-tax earnings include investment income before tax of $14.3 million and net gains on investment transactions before tax of $25.2 million, compared with $10.3 million and $31.4 million, respectively, in the corresponding 2004 period.

     The comparative pre-tax contributions to AIHL's results made by its operating units RSUI, CATA and Darwin were as follows (in millions, except ratios):


                                       Three Months Ended March 31,
                                       ----------------------------

                                                        RSUI            CATA         Darwin(1)         AIHL
                                                        ----            ----         ---------         ----
2005

Gross premiums written (2)                             $270.9           $43.2           $33.9         $348.0
Net premiums written (2)                                141.6            41.1            20.5          203.2

Net premiums earned                                    $155.5           $39.3           $18.7         $213.5
Loss and loss adjustment expenses                        82.4            20.0            12.9          115.3
Underwriting expenses                                    30.0            17.7             5.3           53.0
                                                         ----            ----             ---           ----
Underwriting profit (3)                                  43.1             1.6             0.5           45.2
                                                         ====             ===             ===
Interest, dividend and other income                                                                     14.3
Net gain on investment transactions                                                                     25.2
Other expenses                                                                                           7.5
                                                                                                         ---
Earnings before income taxes                                                                           $77.2
                                                                                                       =====

Loss ratio (4)                                          53.0%           50.9%           68.9%          54.0%
Expense ratio (5)                                       19.2%           45.1%           28.5%          24.8%
Combined ratio (6)                                      72.2%           96.0%           97.4%          78.8%

2004

Gross premiums written (2)                             $294.4           $41.7           $20.6         $356.7
Net premiums written (2)                                137.7            36.8            14.0          188.5

Net premiums earned                                    $148.4           $34.4            $6.9         $189.7
Loss and loss adjustment expenses                        70.0            18.8             4.3           93.1
Underwriting expenses                                    23.5            15.2             3.0           41.7
                                                         ----            ----             ---           ----
Underwriting profit (loss) (3)                          $54.9            $0.4          $(0.4)           54.9
                                                        =====            ====          ======
Interest, dividend and other income                                                                     10.3
Net gain on investment transactions                                                                     31.4
Other expenses                                                                                         (6.0)
                                                                                                       -----
Earnings before income taxes                                                                           $90.6
                                                                                                       =====

Loss ratio (4)                                          47.2%           54.6%           62.3%          49.1%
Expense ratio (5)                                       15.8%           44.1%           43.5%          22.0%
Combined ratio (6)                                      63.0%           98.7%          105.8%          71.1%

(1) Although Darwin is an underwriting manager for Platte River and certain subsidiaries of CATA, Darwin is managed on an operating unit basis and, therefore, the results of business generated by Darwin have been separated from CATA's results for purposes of this table.

(2) Amounts do not reflect the impact of an inter-company pooling agreement.

(3) Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with U.S. generally accepted accounting principles ("GAAP"), and does not include interest, dividend and other income or net gains on investment transactions. Underwriting profit
(loss) does not replace net earnings (loss) determined in accordance with GAAP as a measure of profitability; rather, Alleghany believes that underwriting profit (loss) enhances the understanding of AIHL's insurance operating units' operating results by highlighting net earnings attributable to their underwriting performance. With the addition of interest, dividend and other income and net gains on investment transactions, reported pre-tax net earnings (a GAAP measure) may show a profit despite an underlying underwriting loss. Where such underwriting losses persist over extended periods, an insurance company's ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit
(loss) as an important measure in the overall evaluation of the performance of its insurance operations.

(4) Loss and loss adjustment expenses divided by net premiums earned, all as determined in accordance with GAAP.

(5) Underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.

(6) The sum of the Loss Ratio and Expense Ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company spends on losses (including loss adjustment expenses) and underwriting expenses.

     RSUI's 2005 first quarter underwriting profit was $43.1 million, compared with $54.9 million in the corresponding 2004 period, primarily reflecting an increase in loss and loss adjustment expenses in certain property lines of business and higher underwriting expenses primarily reflecting the absence of profit sharing payments under certain property reinsurance treaties due to 2004 catastrophe losses. Gross premiums written decreased in the 2005 first quarter from the 2004 first quarter, primarily reflecting price decreases in RSUI's property, general liability and umbrella lines due to market competition. Although RSUI believes that rates are still adequate to support acceptable profit margins, rates in the 2005 first quarter continued to reflect overall industry trends, with decreased rates in its property lines of business and flat or decreased rates in casualty lines of business (except for professional liability which experienced increases in rates). The continuation of these rate trends may result in lower levels of gross premiums written by RSUI during 2005, as premium per policy may decrease and RSUI is expected to write less business when it considers prices inadequate to support acceptable profit margins.

     RSUI's net premiums earned increased in the 2005 first quarter from the corresponding 2004 period primarily reflecting the positive impact on RSUI's casualty lines of business of increased retentions under its reinsurance programs, partially offset by a decrease in property net premiums earned, primarily reflecting a decrease in property gross premiums written. Loss and loss adjustment expenses increased in the 2005 first quarter from the 2004 first quarter, primarily reflecting an increase in certain property lines of business and an increase in the percentage of total business written by RSUI attributable to casualty lines of business as such business is recorded at a higher loss ratio compared with property lines of business.

     CATA reported an underwriting profit of $1.6 million in the 2005 first quarter, compared with $0.4 million in the 2004 first quarter, primarily reflecting a decrease in reinsurance costs as well as improved loss experience in its property and casualty lines of business. Gross premiums written increased modestly in the 2005 first quarter from the corresponding 2004 period, primarily reflecting the continued expansion of CATA's business into the excess and surplus markets, partially offset by the loss of premiums attributable to the contract surety lines of business that CATA exited in the 2005 first quarter. Gross premiums written attributable to contract surety lines during 2004 were $11.6 million; in the first quarter of 2005 such premiums were $1.0 million. Rates at CATA for the 2005 first quarter as compared with the 2004 first quarter reflect lower levels of increases in its property and casualty lines of business, primarily due to increased competition, and flat commercial surety rates. Net premiums earned at CATA increased in the 2005 first quarter from the 2004 first quarter, primarily reflecting growth in both excess and surplus markets and commercial surety lines and lower reinsurance costs partially offset by a reinstatement premium for contract surety booked in the first quarter of 2004. The increase in loss and loss adjustment expenses in the first quarter of 2005 from the corresponding period in 2004 reflects the increase in net premiums earned in the 2005 first quarter.

     Darwin reported an underwriting profit of $0.5 million in the 2005 first quarter, compared with an underwriting loss of $0.4 million in the 2004 first quarter, primarily reflecting a significant increase in net premiums earned due to increased levels of gross premiums written across all lines of business, partially offset by increased loss and loss adjustment expenses and underwriting expenses primarily attributable to such premium growth. As Darwin commenced operations in May 2003, it does not have any meaningful claims experience on which to base its reserves. In the absence of such history, Darwin's management and outside actuaries have used industry data related to the lines of business underwritten by Darwin to establish reserves until sufficient claims experience exists.

     Through December, 31, 2004, business underwritten by Darwin was generally reinsured on a treaty basis for individual losses in excess of $3.0 million for directors and officers liability and managed care errors and omissions liability. Commencing January 2005, Darwin changed its reinsurance structure to reinsure on a treaty basis for individual losses in excess of $2.0 million for directors and officers liability, managed care errors and omissions liability, lawyers professional liability, insurance agents errors and omissions liability and other miscellaneous professional liability business. Under such treaty, losses in excess of $2.0 million are reinsured, with Darwin having a 15% co-participation for losses in excess of $5.0 million up to Darwin's $10.0 million policy limits. Darwin reinsures on a treaty basis for individual losses in excess of $0.5 million for medical professional liability insurance for physicians and in excess of $1.0 million for medical professional liability for medical facilities (with a 15.0 percent participation on losses in excess of $2.0 million). The medical professional liability reinsurance program also provides $2.0 million of "clash" protection (offering protection in the event that multiple policies written by Darwin are involved in the same loss occurrence) for losses in excess of $1.0 million. In addition, Darwin reinsures on a 50 percent quota share basis for individual psychiatrists professional liability. The reinsurance treaties contain swing-rated premiums that will vary, within a range, depending upon the profitability of the underlying premium subject to the treaty. In addition, Darwin obtains facultative reinsurance for certain business.

     The table below presents, as of March 31, 2005, the components of reserves established in connection with the loss and loss adjustment expense liabilities of AIHL's insurance operating units, as well as the changes in such reserve levels since December 31, 2004. Such loss reserve amounts represent the accumulation of estimates of ultimate losses (including losses incurred but not reported) and loss adjustment expenses, before reinsurance protection.


                    LOSSES AND LOSS         LOSSES AND LOSS
                   ADJUSTMENT EXPENSE      ADJUSTMENT EXPENSE       CHANGE FROM LOSSES AND LOSS
(in millions)         RESERVES AT             RESERVES AT           ADJUSTMENT EXPENSE RESERVES
                     MARCH 31, 2005        DECEMBER 31, 2004           AT DECEMBER 31, 2004
                     --------------        -----------------           --------------------

Property                  $372.2                  $449.7                      $(77.5)
Casualty                   678.9                   563.2                       115.7
CMP                         84.9                    82.6                         2.3
Surety                      16.0                    15.8                         0.2
All Other                  114.4                   121.0                        (6.6)
                           -----                   -----                       -----
Total                   $1,266.4                $1,232.3                       $34.1

     The increase in total losses and loss adjustment expense reserves at March 31, 2005 from the year ended December 31, 2004 primarily reflects an increase in casualty loss reserves and a decrease in property loss reserves.

     With respect to property lines of business, the decrease in loss and loss adjustment expense reserves primarily reflects payments made in the first quarter of 2005 relating to losses attributable to the 2004 third quarter catastrophe losses. The increase in loss and loss adjustment expense reserves for casualty lines of business (which include, among others, excess and umbrella liability, directors and officers' liability, professional liability, general liability and workers' compensation) primarily reflects increased net premiums earned for general liability, umbrella and professional liability exposures. With respect to commercial multiple peril ("CMP") lines of business, which include both property and casualty exposures, the increase in loss and loss adjustment expense reserves primarily reflects an increase in CMP premiums earned in the first quarter of 2005.

     The "All Other" lines of business primarily consist of loss reserves for lines of business discontinued in 2004 and prior and loss reserves acquired in connection with the acquisition of companies in which the seller provided loss reserve guarantees. The decrease in loss and loss adjustment expense reserves in connection with the "All Other" lines primarily reflects a decrease in loss reserves acquired as part of the acquisition of Platte River Insurance Company in January 2002 for which the seller provided loss reserve guarantees.

     Additional information regarding the assumptions and estimates used in the establishment of liabilities for unpaid losses and loss adjustment expenses, and the techniques involved in making such assumptions and estimates, can be found in the Company's 2004 Form 10-K.

     World Minerals recorded pre-tax earnings of $1.5 million on revenues of $69.6 million in first quarter 2005, compared with pre-tax earnings of $5.3 million on revenues of $67.0 million in the corresponding period in 2004. The increase in revenues from the 2004 first quarter to the 2005 first quarter reflects a modest increase in net sales, slightly higher average prices and the favorable impact of the strength of the euro against the dollar. The decrease in pre-tax earnings in the 2005 first quarter from the 2004 first quarter primarily reflects higher operating, production and transportation costs, primarily at World Minerals' Lompoc, California plant, which were exacerbated by unusually heavy rainfall in California during the quarter, competitive pricing pressures and an increase in selling, general and administrative expenses primarily related to the implementation of a new computer system in the U.S.

     Corporate activities recorded pre-tax earnings of $15.1 million on revenues of $25.5 million in the 2005 first quarter, compared with a pre-tax loss of $2.4 million on revenues of $7.9 million in the corresponding period in 2004. Corporate activities' 2005 first quarter results primarily reflect $22.0 million of net gains on investment transactions before tax, compared with $1.7 million in the corresponding 2004 period.

     As of March 31, 2005, Alleghany beneficially owned 8.0 million shares, or
2.1 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation, which had an aggregate market value on that date of $431.4 million, or $53.93 per share. The aggregate cost of such shares is $96.6 million, or $12.07 per share.

     As of March 31, 2005, Alleghany had 7,885,205 shares of common stock outstanding (which includes the stock dividend declared in March 2005).

     The Company's results in the 2005 first quarter are not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.

     Information regarding the Company's accounting policies is included in the Company's 2004 Form 10-K and the Notes to the Consolidated Financial Statements included in this report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


     Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, foreign currency exchange rates and commodity prices. The primary market risk related to the Company's non-trading financial instruments is the risk of loss associated with adverse changes in interest rates. The investment portfolios of the Company and its insurance subsidiaries may contain, from time-to-time, debt securities with fixed maturities that expose them to risk related to adverse changes in interest rates, as well as equity securities which are subject to fluctuations in market value. The Company holds its equity securities and debt securities as available for sale. Any changes in the fair value in these securities, net of tax, would be reflected in the Company's accumulated other comprehensive income as a component of stockholders' equity.

     The table below presents a sensitivity analysis of the debt securities of the Company and its insurance subsidiaries that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential changes in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, the Company uses fair values to measure its potential change, and a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical March 31, 2005 ending prices based on yields adjusted to reflect a +/ - 300 basis point range of change in interest rates, comparing such hypothetical ending price to actual ending prices, and multiplying the difference by the par outstanding.

SENSITIVITY ANALYSIS
At March 31, 2005
(dollars in millions)


Interest Rate Shifts                         -300         -200        -100         0          100         200          300
--------------------                         ----         ----        ----         -          ---         ---          ---
ASSETS

Debt securities, fair value                 $1,580.2    $1,542.5    $1,504.9    $1,466.6    $1,427.6    $1,387.9     $1,350.3
Estimated change in fair value                $113.6       $75.9       $38.3          --     $(39.0)     $(78.7)     $(116.3)

LIABILITIES

Subsidiaries' debt, fair value                $140.6      $141.7      $142.9      $144.0      $145.2      $146.3       $147.5
Estimated change in fair value                $(3.4)      $(2.3)      $(1.1)          --        $1.2        $2.3         $3.5

     The Company's 2004 Form 10-K provides a more detailed discussion of the market risks affecting its operations.

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

FORWARD-LOOKING STATEMENTS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" contain disclosures which are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "plan," "believe," "potential," "should," "continue" or the negative versions of those words or other comparable words. These forward-looking statements are based upon the Company's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. These statements are not guarantees of future performance, and the Company has no specific intention to update these statements. The uncertainties and risks include, but are not limited to risks relating to the Company's insurance subsidiaries such as

     -    the cyclical nature of the property casualty industry;

     - the long-tail and potentially volatile nature of certain casualty lines of business written by such subsidiaries;

     -    the availability of reinsurance;

     -    exposure to terrorist acts;

     - the willingness and ability of such subsidiaries' reinsurers to pay reinsurance recoverables owed to such subsidiaries;

     -    changes in the ratings assigned to such subsidiaries;

     -    claims development and the process of estimating reserves;

     -    legal and regulatory changes;

     -    the uncertain nature of damage theories and loss amounts;

     -    increases in the levels of risk retention by such subsidiaries;

     - adverse loss development for events insured by such subsidiaries in either the current year or prior years; and

     - significant weather-related or other natural or human-made catastrophes and disasters.

Additional risks and uncertainties include general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession; changes in costs, including changes in labor costs, energy costs and raw material prices; variations in political, economic or other factors such as currency exchange rates; risks relating to conducting operations in a competitive environment and conducting operations in foreign countries; effects of acquisition and disposition activities, inflation rates or recessionary or expansive trends, changes in market prices of the Company's significant equity investments; extended labor disruptions, civil unrest or other external factors over which the Company has no control; and changes in the Company's plans, strategies, objectives, expectations or intentions, which may happen at any time at its discretion. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS


  Exhibit Number                     Description

  --------------                     -----------
    31.1          Certification of the Chief Executive Officer of the Company
                  pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the
                  Securities Exchange Act of 1934, as amended.

    31.2 Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

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

                                          ALLEGHANY CORPORATION
                                          Registrant

Date: May 9, 2005                         /s/ Roger B. Gorham
                                          -------------------
                                          Roger B. Gorham
                                          Senior Vice President
                                          (and chief financial officer)