Form 10-Q
period 2005-06-30
ALLEGHANY CORP /DE
filed 2005-08-09
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                 7 TIMES SQUARE TOWER, 17TH FLOOR, NY, NY 10036
            ---------------------------------------------------------
            ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE

                                  212-752-1356
               --------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                                 NOT APPLICABLE
             -------------------------------------------------------
             FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF
                            CHANGED SINCE LAST REPORT

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

                      7,889,636 SHARES AS OF JULY 31, 2005

                          ITEM 1. FINANCIAL STATEMENTS

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE THREE MONTHS ENDED
                             JUNE 30, 2005 AND 2004
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)

                                                                            2005              2004
                                                                        -------------     -------------
REVENUES
     Net premiums earned                                                $     218,654     $     203,215
     Interest, dividend and other income                                       21,574            11,648
     Net gain on investment transactions                                          617             4,352
                                                                        -------------     -------------
     Total revenues                                                           240,845           219,215
                                                                        -------------     -------------

COSTS AND EXPENSES
     Loss and loss adjustment expenses                                        114,305            92,016
     Commissions and brokerage                                                 55,378            42,750
     Salaries, administrative and other operating expenses                      7,050             7,594
     Corporate administration                                                  10,631            10,092
     Interest expense                                                           1,000               591
                                                                        -------------     -------------
     Total costs and expenses                                                 188,364           153,043
                                                                        -------------     -------------

Earnings from continuing operations, before income taxes                       52,481            66,172

Income taxes                                                                   15,554            22,126
                                                                        -------------     -------------

Earnings from continuing operations                                            36,927            44,046

Discontinued operations
     (Loss) earnings from operations (including loss on disposal
             of $1,166 in 2005)                                                (2,178)            8,282
     Income taxes                                                               3,347             3,605
                                                                        -------------     -------------

(Loss) earnings from discontinued operations, net                              (5,525)            4,677
                                                                        -------------     -------------

Net earnings                                                            $      31,402     $      48,723
                                                                        =============     =============

Basic earnings per share of common stock **
     Continuing operations                                              $        4.68     $        5.63
     Discontinued operations                                                    (0.70)             0.60
                                                                        -------------     -------------
                                                                        $        3.98     $        6.23
                                                                        =============     =============
Diluted earnings per share of common stock **
     Continuing operations                                              $        4.67     $        5.61
     Discontinued operations                                                    (0.70)             0.60
                                                                        -------------     -------------
                                                                        $        3.97     $        6.21
                                                                        =============     =============

Dividends per share of common stock                                                 *                 *
                                                                        =============     =============

Average number of outstanding shares of common stock **                     7,887,653         7,823,703
                                                                        =============     =============

* In March 2005 and 2004, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**    Adjusted to reflect the common stock dividend declared in March 2005.

See Notes to Unaudited Consolidated Financial Statements.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2005 AND 2004
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)

                                                                              2005              2004
                                                                          -------------     -------------
REVENUES
   Net premiums earned                                                    $     432,206     $     392,883
   Interest, dividend and other income                                           39,298            28,092
   Net gain on investment transactions                                           47,844            37,535
                                                                          -------------     -------------
   Total revenues                                                               519,348           458,510
                                                                          -------------     -------------

COSTS AND EXPENSES
   Loss and loss adjustment expenses                                            229,582           185,114
   Commissions and brokerage                                                    108,422            84,388
   Salaries, administrative and other operating expenses                         15,203            14,582
   Corporate administration                                                      19,712            18,894
   Interest expense                                                               1,665             1,123
                                                                          -------------     -------------
   Total costs and expenses                                                     374,584           304,101
                                                                          -------------     -------------

Earnings from continuing operations, before income taxes                        144,764           154,409

Income taxes                                                                     46,614            52,452
                                                                          -------------     -------------

Earnings from continuing operations                                              98,150           101,957

Discontinued operations
   (Loss) earnings from operations (including loss on disposal
           of $1,166 in 2005)                                                      (653)           15,823
   Income taxes                                                                   5,224             6,993
                                                                          -------------     -------------

(Loss) earnings from discontinued operations, net                                (5,877)            8,830
                                                                          -------------     -------------

Net earnings                                                              $      92,273     $     110,787
                                                                          =============     =============

Basic earnings per share of common stock **
   Continuing operations                                                  $       12.46     $       13.05
   Discontinued operations                                                        (0.74)             1.13
                                                                          -------------     -------------
                                                                          $       11.72     $       14.18
                                                                          =============     =============

Diluted earnings per share of common stock **
   Continuing operations                                                  $       12.43     $       13.00
   Discontinued operations                                                        (0.74)             1.13
                                                                          -------------     -------------
                                                                          $       11.69     $       14.13
                                                                          =============     =============

Dividends per share of common stock                                                   *                 *
                                                                          =============     =============

Average number of outstanding shares of common stock **                       7,875,171         7,814,222
                                                                          =============     =============

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

See Notes to Unaudited Consolidated Financial Statements.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)

                                                                        JUNE 30,
                                                                          2005        DECEMBER 31,
                                                                       (UNAUDITED)       2004*
                                                                      ------------    ------------
ASSETS
   Available for sale securities at fair value:
        Equity securities (cost: 2005 $371,505; 2004 $290,597)        $    692,138    $    645,184
        Debt securities (cost: 2005 $1,493,085; 2004 $1,178,982)         1,491,203       1,179,210
   Short-term investments                                                  389,694         374,391
                                                                      ------------    ------------
                                                                         2,573,035       2,198,785

   Cash                                                                     74,135         267,760
   Notes receivable                                                         91,536          91,665
   Accounts receivable, net                                                  2,484          16,776
   Premium balances receivable                                             217,976         203,141
   Reinsurance recoverables                                                708,145         623,325
   Ceded unearned premium reserves                                         292,952         286,451
   Deferred acquisition costs                                               56,890          56,165
   Property and equipment at cost, net of
        accumulated depreciation and amortization                           17,753          15,691
   Goodwill and other intangibles, net of amortization                     171,750         172,707
   Deferred tax assets                                                     101,869          98,753
   Assets of discontinued operations                                       335,820         336,584
   Other assets                                                             63,967          59,922
                                                                      ------------    ------------

                                                                      $  4,708,312    $  4,427,725
                                                                      ============    ============

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
   Losses and loss adjustment expenses                                $  1,362,593    $  1,232,337
   Unearned premiums                                                       761,407         751,131
   Reinsurance payable                                                     152,602         112,479
   Deferred tax liabilities                                                186,500         206,250
   Subsidiaries' debt                                                       80,000          80,000
   Current taxes payable                                                    38,166          15,713
   Liabilities of discontinued operations                                  146,957         136,397
   Other liabilities                                                       139,595         120,002
                                                                      ------------    ------------
                   Total liabilities                                     2,867,820       2,654,309
   Common stockholders' equity                                           1,840,492       1,773,416
                                                                      ------------    ------------

                                                                      $  4,708,312    $  4,427,725
                                                                      ============    ============

COMMON SHARES OUTSTANDING **                                             7,889,136       7,829,721
                                                                      ============    ============

* Certain amounts have been reclassified to conform to the 2005 presentation.

**    Adjusted to reflect the common stock dividend declared in March 2005.

See Notes to Unaudited Consolidated Financial Statements.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2005 AND 2004
                             (dollars in thousands)
                                   (unaudited)

                                                                                 2005            2004
                                                                              -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Earnings from continuing operations                                      $    98,150     $   101,957
     Adjustments to reconcile net earnings to cash provided by operations:
         Depreciation and amortization                                             12,632          13,654
         Net gain on investment transactions                                      (46,678)        (37,535)
         Tax benefit on stock options exercised                                       464           1,251
         Decrease in accounts and notes receivable                                 13,254          11,178
         (Increase) decrease in other assets                                       (2,877)         12,185
         (Increase) in reinsurance recoverables                                   (44,697)       (223,264)
         (Increase) decrease in premium balances receivable                       (14,835)         87,196
         (Increase) in ceded unearned premium reserves                             (6,501)        (72,150)
         (Increase) in deferred acquisition costs                                    (725)         (8,989)
         Increase in other liabilities and current taxes                           43,325          17,688
         Increase in unearned premiums                                             10,276          96,400
         Increase in losses and loss adjustment expenses                          130,256         229,765
                                                                              -----------     -----------
                 Net adjustments                                                   93,894         127,379
                                                                              -----------     -----------
                 Net cash provided by operations                                  192,044         229,336
                                                                              -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of investments                                                     (718,948)       (574,865)
     Sales of investments                                                         388,321         341,499
     Purchases of property and equipment                                           (5,521)         (4,760)
     Net change in short-term investments                                            (799)        (28,835)
     Acquisition of insurance companies, net of cash acquired                     (25,574)        (16,672)
     Other, net                                                                   (23,573)        (20,581)
                                                                              -----------     -----------
                 Net cash used in investing activities                           (386,094)       (304,214)
                                                                              -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Other, net                                                                       425           4,203
                                                                              -----------     -----------
                 Net cash (used in) provided by financing activities                  425           4,203
                                                                              -----------     -----------
                 Net decrease in cash                                            (193,625)        (70,675)
Cash at beginning of period                                                       267,760         213,842
                                                                              -----------     -----------
Cash at end of period                                                         $    74,135     $   143,167
                                                                              ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for:
         Interest                                                             $     1,262     $     1,394
         Income taxes                                                         $    30,611     $    83,166

See Notes to Unaudited Consolidated Financial Statements.

            Notes to the Unaudited Consolidated Financial Statements

      This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K") and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the "2005 First Quarter Form 10-Q") of Alleghany Corporation (the "Company").

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

      The Company maintains fixed option plans and a performance-based stock plan. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123 prospectively for all employee and/or director awards granted, modified or settled under any of its stock-based compensation plans after January 1, 2003. Fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no cash dividend yield for all years; expected volatility ranging from 17 to 19 percent; risk-free interest rates ranging from 3.21 percent to
4.40 percent; and expected lives of seven and eight years. Prior to 2003, the Company accounted for its fixed option plans and performance-based stock plan under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

      During the second quarters of 2005 and 2004, stock options to acquire 3,500 shares of common stock and 7,000 shares of common stock, respectively, were granted under the Company's fixed option plans. The expense relating to options issued in prior periods was $64,000 in the second quarter of 2005 and $45,000 in the second quarter of 2004. With respect to its performance-based stock plan, the Company recognized after-tax compensation expense of $3.2 million in the 2005 second quarter and $2.7 million in the 2004 second quarter (in each case calculated pursuant to the prospective method under SFAS 123). Had the Company applied SFAS 123 to all option awards outstanding under its fixed option plans during the 2005 and 2004 second quarters, the Company would have recognized after-tax expense of $71,000 in the 2005 second quarter and $93,000 in the 2004 second quarter. Had the Company applied SFAS 123 to all outstanding stock-based awards during the same periods, the Company would have recognized after-tax expense of $2.6 million in the 2005 second quarter and $2.7 million in the 2004 second quarter.

      In December 2004, SFAS 123 (revised) "Share-Based Payment," ("Revised SFAS 123") was issued. Revised SFAS 123 requires that the cost resulting from all stock-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective in accounting for stock-based payment arrangements and requires the application of a fair value-based measurement method in accounting for stock-based payment transactions with employees. Revised SFAS 123 is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company's present method of accounting for stock-based payments is described above. The Company must adopt Revised SFAS 123 in the first quarter of 2006.

      The following table illustrates the effect on net earnings and earnings per share if the fair value-based method of SFAS 123 or Revised SFAS 123 had been applied to all outstanding and unvested awards under all of the Company plans in each period.

                                           For the three months ended         For the six months ended
(dollars in thousands, except per          June 30,         June 30,         June 30,         June 30,
         share amounts)                      2005             2004             2005             2004
                                         -------------    -------------    -------------    -------------
Net earnings, as  reported               $      31,402    $      48,723    $      92,273    $     110,787
   Add: stock-based employee
    compensation expense included
    in reported net earnings, net
    of related tax                               3,251            2,721            5,798            4,460
   Less: stock-based compensation
    expense determined under fair
    value method for all
    stock-based awards, net of
    related tax                                  2,556            2,712            4,729            4,574
                                         -------------    -------------    -------------    -------------

Pro forma net earnings                   $      32,097    $      48,732    $      93,342    $     110,673
                                         =============    =============    =============    =============

Earnings per share
   Basic - as reported                   $        3.98    $        6.23    $       11.72    $       14.18
   Basic - pro forma                     $        4.07    $        6.23    $       11.85    $       14.16

   Diluted - as reported                 $        3.97    $        6.21    $       11.69    $       14.13
   Diluted - pro forma                   $        4.05    $        6.20    $       11.81    $       14.11

Employee Benefit Plans

      The Company has two unfunded noncontributory defined benefit pension plans for executives and a funded noncontributory defined benefit pension plan for employees. Under the executive plans, defined benefits are based on years of service and the employee's highest average annual base salary over a consecutive three-year period during the last ten years or, if applicable, shorter period of employment, plus one-half of the highest average annual bonus over a consecutive five-year period during the last ten years, or, if applicable, shorter period of employment. With respect to the funded employee plan, the Company's policy is to contribute annually the amount necessary to satisfy the Internal Revenue Service's funding requirements. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Additional details regarding the Company's noncontributory defined benefit pension plans can be found in Note 12 to the Consolidated Financial Statements in the Company's 2004 Form 10-K. The Company plans to contribute $0.3 million to the funded employee plan in 2005, compared with contributions of $0.5 million in 2004.

      The components of net periodic benefit cost for the three and six months ended June 30, 2005 and 2004 consisted of the following:

                                                           For the three months         For the six months
                                                                  ended                        ended
                                                          June 30,       June 30,      June 30,      June 30,
              (dollars in millions)                         2005           2004          2005          2004
                                                          ---------     ---------     ---------     ---------
Net periodic pension cost included the following
   expense (income) components:

Service cost-benefits earned during the
   quarter                                                $     0.3     $     0.3     $     0.6     $     0.7
Interest cost on projected benefit obligation                   0.2           0.2           0.3           0.3
Expected return on plan assets                                 (0.1)         (0.1)         (0.1)         (0.1)
Net amortization                                                0.3           0.3           0.6           0.6
                                                          ---------     ---------     ---------     ---------
Net periodic pension cost                                 $     0.7     $     0.7     $     1.4     $     1.5
                                                          =========     =========     =========     =========

Comprehensive Income

      The Company's total comprehensive income for the three months ended June 30, 2005 and 2004 was $10.1 million and $62.1 million, and $61.8 million and $107.4 million for the six months ended June 30, 2005 and 2004. Comprehensive income includes the Company's net earnings adjusted for changes in unrealized appreciation (depreciation) of investments, which were $(18.1) million and $14.3 million for the three months ended June 30, 2005 and 2004, and $(24.3) million and $(0.4) million for the six months ended June 30, 2005 and 2004, and cumulative translation adjustments, which were $(3.2) million and $(0.9) million for the three months ended June 30, 2005 and 2004, and $(6.2) million and $(3.0) million, for the six months ended June 30, 2005 and 2004.

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

                                                                 For the three
                                                                 months ended            For the six months ended
                                                            June 30,       June 30,       June 30,       June 30,
                    (dollars in millions)                     2005           2004           2005           2004
                                                           ----------     ----------     ----------     ----------
REVENUES FROM CONTINUING OPERATIONS
AIHL insurance group
    Net premiums earned
      RSUI                                                 $    158.2     $    154.0     $    313.7     $    302.3
      CATA                                                       40.5           39.5           79.8           74.0
      Darwin                                                     20.0            9.7           38.7           16.6
                                                           ----------     ----------     ----------     ----------
                                                                218.7          203.2          432.2          392.9
    Interest, dividend and other income                          14.7            9.4           29.0           19.7
    Net gain on investment transactions                           0.6            4.4           25.8           35.8
                                                           ----------     ----------     ----------     ----------
    Total insurance group                                       234.0          217.0          487.0          448.4
Corporate activities                                              6.8            2.3           10.3            8.4
    Net gain on investment transactions                           ---            ---           22.0            1.7
                                                           ----------     ----------     ----------     ----------
      Total                                                $    240.8     $    219.3     $    519.3     $    458.5
                                                           ==========     ==========     ==========     ==========

EARNINGS FROM CONTINUING OPERATIONS
AIHL insurance group
    Underwriting profit (loss)
      RSUI                                                 $     43.8     $     67.1     $     87.0     $    121.9
      CATA                                                        4.8            1.3            6.4            1.8
      Darwin                                                      0.4             --            0.8           (0.4)
                                                           ----------     ----------     ----------     ----------
                                                                 49.0           68.4           94.2          123.3
    Interest, dividend and other income                          14.7            9.4           29.0           19.7
    Net gain on investment transactions                           0.6            4.4           25.8           35.8
    Other expenses                                               (6.3)          (6.9)         (13.8)         (12.9)
                                                           ----------     ----------     ----------     ----------
    Total insurance group                                        58.0           75.3          135.2          165.9
Corporate activities
    Interest, dividend and other income                           6.8            2.2           10.3            8.4
    Net gain on investment transactions                           ---            ---           22.0            1.7
    Other expenses                                              (11.3)         (10.7)         (21.1)         (20.5)
                                                           ----------     ----------     ----------     ----------
Interest expense                                                 (1.0)          (0.6)          (1.7)          (1.1)
Corporate activities                                             (5.5)          (9.1)           9.5          (11.5)
                                                           ----------     ----------     ----------     ----------
     Total                                                       52.5           66.2          144.7          154.4
Income taxes                                                     15.6           22.1           46.6           52.4
                                                           ----------     ----------     ----------     ----------

Earnings from continuing operations                        $     36.9     $     44.1     $     98.1     $    102.0
                                                           ==========     ==========     ==========     ==========

                                                            June 30,       Dec. 31,
                                                              2005           2004
                                                           ----------     ----------
IDENTIFIABLE ASSETS
AIHL Insurance group                                       $  3,689.0     $  3,388.7
Corporate activities                                          1,019.3        1,039.0
                                                           ----------     ----------
     Total                                                 $  4,708.3     $  4,427.7
                                                           ==========     ==========

      Segment accounting policies are the same as the Consolidated Accounting Policies described in Note 17 to the Consolidated Financial Statements in the 2004 Form 10-K. Property and casualty insurance operations are the Company's primary business, conducted by Alleghany Insurance Holdings LLC ("AIHL") and its subsidiaries RSUI Group, Inc. ("RSUI"), Capitol Transamerica Corporation ("CATA") and Darwin Professional Underwriters, Inc. ("Darwin"). The primary components of "corporate activities" are Alleghany Properties, Inc. and corporate activities at the parent level.

Sale of World Minerals Inc.

      On July 14, 2005, the Company completed the sale of its world-wide industrial minerals business, World Minerals Inc. ("World Minerals"), to Imerys USA, Inc. (the "Purchaser"), a wholly owned subsidiary of Imerys, S.A., pursuant to a Stock Purchase Agreement, dated as of May 19, 2005 by and among Imerys USA, Inc., Imerys, S.A. and Alleghany (the "Stock Purchase Agreement"). Under the terms of the Stock Purchase Agreement, the purchase price was $230.0 million, which was reduced by $13.2 million reflecting contractual obligations to be paid by the purchaser after the closing, resulting in an adjusted purchase price of $216.8 million (the "Adjusted Purchase Price"). $206.8 million of the Adjusted Purchase Price was paid in cash by the Purchaser to Alleghany on the closing date, with the remaining $10.0 million being held by the Purchaser as security for certain indemnification obligations undertaken by Alleghany pursuant to the Stock Purchase Agreement. The $10.0 million holdback will bear interest at the U.S. Treasury 10-year note rate and is scheduled to be released to Alleghany (to the extent not applied toward such indemnification obligations) during the period covering the fifth through the tenth anniversaries of the closing date. The Company is carrying a receivable in the amount of $9.1 million on its balance sheet in respect of the holdback, equal to the $10.0 million face amount less an interest rate discount of $0.9 million. The sale of World Minerals produced a modest after-tax gain which will be reported in the 2005 third quarter.

      The Company has classified the operations of World Minerals as a "discontinued operation" in its financial statements for all periods presented. Historical balance sheet information* relating to the discontinued operation is set forth in the following table:

                                                                       June 30,        Dec. 31,
        (dollars in thousands)                                           2005            2004
                                                                       --------        --------
ASSETS
Short-term investments                                                 $ 17,221        $  4,061
Cash                                                                      7,809          20,676
Accounts receivable, net                                                 56,798          53,771
Inventory                                                                40,840          41,521
Property and equipment at cost, net                                     144,616         152,625
Goodwill                                                                 52,539          50,999
Deferred tax assets                                                       9,121           5,810
Other assets                                                              6,876           7,121
                                                                       --------        --------
                                                                       $335,820        $336,584
                                                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank debt                                                              $ 65,996        $ 58,258
Other liabilities                                                        58,159          59,542
Deferred tax liabilities                                                 22,802          18,597
                                                                       --------        --------
                                                                        146,957         136,397
                                                                       --------        --------
Common stockholders' equity                                             188,863         200,187
                                                                       --------        --------
                                                                       $335,820        $336,584
                                                                       ========        ========

* The balance sheet accounts shown above are before inter-company eliminations made in the preparation of the Company's Consolidated Balance Sheets.

Historical information relating to the results of operations of the discontinued operation is as follows:

                                                        For the three months ended            For the six months ended
                                                        June 30,           June 30,          June 30,           June 30,
             (dollars in thousands)                       2005               2004              2005              2004
                                                     -------------      -------------     -------------      -------------
Revenues                                             $      70,855      $      71,265     $     140,431      $     138,254
Costs and expenses
  Salaries, administration and other expenses               11,165             10,063            21,575             19,864
  Cost of mineral and filtration sales                      59,833             55,065           116,787            106,443
  Interest expense                                             869                573             1,556              1,129
                                                     -------------      -------------     -------------      -------------
Total cost and expenses                                     71,867             65,701           139,918            127,436
                                                     -------------      -------------     -------------      -------------
(Loss) earnings before taxes                                (1,012)             5,564               513             10,818
Income taxes                                                 3,755              2,525             5,632              4,994
                                                     -------------      -------------     -------------      -------------
Net (loss) earnings from discontinued operations     $      (4,767)     $       3,039     $      (5,119)     $       5,824
                                                     =============      =============     =============      =============

      World Minerals was unprofitable in the second quarter of 2005 due to competitive pricing pressures, as well as rising energy and other operating costs, a $5.7 million after-tax write-off related to foreign tax credits that will not be used as a result of the sale of World Minerals and a $2.8 million after-tax write-off related to the termination of a major systems project in connection with the sale of World Minerals.

Obligations under Guarantees

      In connection with the sale of World Minerals Inc., the Company undertook certain indemnification obligations pursuant to the Stock Purchase Agreement including a general indemnification provision for breaches of representations and warranties set forth in the Stock Purchase Agreement (the "Contract Indemnification") and a special indemnification provision related to products liability claims arising from events occurring during pre-closing periods (the "Products Liability Indemnification"). The representations and warranties to which the Contract Indemnification applies survive for a two-year period (with the exception of certain representations and warranties such as those related to environmental, real estate and tax matters, which survive for periods longer than two years) and generally, except for tax and certain other matters, apply only to aggregate losses in excess of $2.5 million, up to a maximum of approximately $123.0 million.

      The Products Liability Indemnification is divided into two parts, the first relating to products liability claims arising in respect of events occurring during the period prior to the Company's acquisition of the World Minerals business from Johns Manville Corporation, Inc. (f/k/a Manville Sales Corporation) ("Manville") in July 1991 (the "Manville Period") and the second relating to products liability claims arising in respect of events occurring during the period of Company ownership (the "Alleghany Period"). Under the terms of the Stock Purchase Agreement, the Company will provide indemnification at a rate of 100% for the first $100.0 million of losses arising from products liability claims relating to the Manville Period and at a rate of 50% for the next $100.0 million of such losses, so that the Company's maximum indemnification obligation in respect of products liability claims relating to the Manville Period is $150.0 million. This indemnification obligation in respect of Manville Period products liability claims will expire on July 31, 2016. The Stock Purchase Agreement states that it is the intention of the parties that, with regard to losses incurred in respect of products liability claims relating to the Manville Period, recovery should first be sought from Manville, and that the Company's indemnification obligation in respect of products liability claims relating to the Manville Period is intended to indemnify the Purchaser for such losses which are not recovered from Manville within a reasonable period of time after recovery is sought from Manville. In connection with World Minerals' acquisition of the assets of the industrial minerals business of Manville in 1991, Manville agreed to indemnify World Minerals for certain product liability claims, in respect of products of the industrial minerals business manufactured during the Manville Period, asserted against World Minerals through July 31, 2006. World Minerals did not assume in the acquisition liability for product liability claims to the extent that such claims relate, in whole or in part, to the Manville Period, and Manville should continue to be responsible for such claims, notwithstanding the expiration of the Manville indemnity in 2006.

      For products liability claims relating to the Alleghany Period, the Company will provide indemnification for up to $30.0 million in the aggregate. The $10.0 million holdback from the Adjusted Purchase Price paid at the closing secures performance of this indemnification obligation relating to the Alleghany Period, and, unless and until the holdback amount is exhausted, will be charged for any claim for payment in respect of this indemnification obligation that would otherwise be made to the Company. In addition to the indemnification obligation undertaken by the Company in respect of products liability claims relating to the Alleghany Period, the Stock Purchase Agreement provides that, after the closing, the Company will continue to make available to World Minerals $30.0 million per policy period of the Company umbrella insurance coverage in effect on a Company group-wide basis for policy periods beginning on April 1, 1996 (prior to April 1, 1996, World Minerals had its own umbrella insurance coverage). This portion of the Company umbrella insurance coverage will be available to World Minerals for general liability claims as well as for products liability claims. The Stock Purchase Agreement states that it is the intention of the parties that, with regard to losses incurred in respect of products liability claims relating to the Alleghany Period, recovery should first be sought under any available World Minerals insurance policies and second under the portion of the Company umbrella insurance coverage made available to World Minerals after the closing, and that the Company's indemnification obligation in respect of products liability claims relating to the Alleghany Period is intended to indemnify the Purchaser for such losses in respect of which coverage is not available under either the World Minerals insurance policies or under such portion of the Company umbrella insurance coverage. The Company's indemnification obligation in respect of Alleghany Period products liability claims will expire on July 14, 2015, which is the tenth anniversary of the closing date.

      The Stock Purchase Agreement provides that the Company has no responsibility for products liability claims arising in respect of events occurring after the closing, and that any products liability claims involving both pre-closing and post-closing periods will be apportioned on an equitable basis.

      During the Alleghany Period, World Minerals was named in approximately 30 lawsuits which included product liability claims, many of which have been voluntarily dismissed by the plaintiffs. In most cases, plaintiffs claimed various medical problems allegedly stemming from their exposure to a wide variety of allegedly toxic products at their place of employment, and World Minerals was one among dozens of defendants that had allegedly supplied such products to plaintiffs' employers. To date, World Minerals has not incurred any significant expense in respect of such cases. Based on the Company's experience to date and other analyses, the Company has established a $0.6 million reserve in connection with the Products Liability Indemnification for the Alleghany Period.

Reinsurance

      Effective April 1, 2005, Darwin modified its reinsurance treaty covering medical professional liability insurance for physicians and medical professional liability for medical facilities. As part of such modification, Darwin is reinsured for individual losses in excess of $250,000 for medical professional liability insurance for physicians, compared with $500,000 under the previous treaty, and is reinsured in excess of $500,000 for medical professional liability for medical facilities, compared with $1.0 million under the previous treaty. In addition, the treaty was modified so that Darwin has a 30.0 percent participation on medical professional liability losses up to $1.0 million in excess of $1.0 million, compared with no such co-participation under the previous treaty. Darwin's 15.0 percent co-participation on losses in excess of $2.0 million remains unchanged from the previous treaty, and the modified treaty continues to provide $2.0 million of "clash" protection (offering protection in the event that multiple policies written by Darwin are involved in the same loss occurrence) for losses in excess of $1.0 million.

Letter of Credit Obligations Relating to Former Subsidiary

      As previously reported in the 2004 Form 10-K, on November 5, 2001, AIHL completed the disposition of its wholly owned subsidiary Alleghany Underwriting Holdings Ltd., which was engaged in the global property and casualty insurance and reinsurance business at Lloyd's of London, to Talbot Holdings Ltd. ("Talbot"). Since the disposition, AIHL has provided letters of credit to support business written by a syndicate of Talbot, including a $10.0 million letter of credit for the 2005 Lloyd's year of account. Pursuant to an agreement between AIHL and Talbot, such $10.0 million letter of credit was extinguished as of June 29, 2005, and AIHL has no further contractual commitments to Talbot.

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

Contingencies

      The Company's subsidiaries are parties to pending claims and litigation in the ordinary course of their businesses. Each such subsidiary makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of June 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis presents a review of the Company and its subsidiaries for the three and six months ended June 30, 2005 and 2004. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Company's 2004 Form 10-K and 2005 First Quarter Form 10-Q.

      The Company reported net earnings from continuing operations in the second quarter of 2005 of $36.9 million, compared with $44.0 million in the second quarter of 2004. Discontinued operations consist of the operations of Heads & Threads International LLC prior to its disposition in December 2004 and the operations of World Minerals, Inc. prior to its disposition in July 2005. Additional information regarding the results of discontinued operations can be found in the Notes to the Consolidated Financial Statements included in this report on Form 10-Q. The Company's 2005 second quarter net earnings included net gains on investment transactions after tax of $0.4 million, compared with $2.8 million in the 2004 second quarter, and net catastrophe losses after tax of $3.6 million, compared with $1.7 million in the corresponding 2004 period. Alleghany common stockholders' equity per share at June 30, 2005 was $233.29, an increase of 3.0% from common stockholders' equity per share of $226.50 as of December 31, 2004 (as adjusted for the stock dividend declared in March 2005). On a consolidated basis, cash and invested assets were approximately $2.65 billion at June 30, 2005, an increase of 7.3% from approximately $2.47 billion at December 31, 2004. In the first six months of 2005, the Company's net earnings from continuing operations were $98.2 million, compared with $102.0 million in the corresponding 2004 period. The 2005 six-month net earnings results include net gains on investment transactions after tax of $31.1 million, compared with $24.4 million in the first six months of 2004 and net catastrophe losses after tax of $9.1 million, compared with $2.0 million in the corresponding 2004 period.

      Alleghany Insurance Holdings LLC ("AIHL") recorded pre-tax earnings of $58.0 million on revenues of $234.0 million in the 2005 second quarter, compared with pre-tax earnings of $75.3 million on revenues of $217.0 million in the second quarter of 2004, and pre-tax earnings of $135.2 million on revenues of $487.0 million in the first six months of 2005, compared with pre-tax earnings of $165.9 million on revenues of $448.3 million in the first six months of 2004. AIHL's 2005 second quarter pre-tax earnings include investment income before tax of $14.7 million and net gains on investment transactions before tax of $0.6 million, compared with $9.4 million and $4.4 million, respectively, in the corresponding 2004 period. AIHL's net earnings for the first six months in 2005 include investment income before tax of $29.0 million and net gains on investment transactions before tax of $25.8 million, compared with $19.7 million and $35.8 million, respectively, in the corresponding 2004 period.

      The comparative pre-tax contributions to AIHL's results made by its operating units RSUI, CATA and Darwin were as follows (in millions, except ratios):


                                                                      Three Months Ended June 30,
                                                  -------------------------------------------------------------------
                                                   RSUI                  CATA             Darwin(1)             AIHL
                                                  ------                ------            ---------            ------
2005

Gross premiums written (2)                        $325.3                $ 45.7            $    36.7            $407.7
Net premiums written (2)                           168.2                  43.7                 20.8             232.7

Net premiums earned                               $158.2                $ 40.5            $    20.0            $218.7
Loss and loss adjustment expenses                   83.0                  17.8                 13.5             114.3
Underwriting expenses                               31.4                  17.9                  6.1              55.4
                                                  ------                ------            ---------            ------
Underwriting profit (3)                           $ 43.8                $  4.8            $     0.4              49.0
                                                  ======                ======            =========
Interest, dividend and other income                                                                              14.7
Net gain on investment transactions                                                                               0.6
Other expenses                                                                                                   (6.3)
                                                                                                               ------
Earnings before income taxes                                                                                   $ 58.0
                                                                                                               ======

Loss ratio (4)                                      52.5%                 44.0%                67.6%             52.3%
Expense ratio (5)                                   19.8%                 44.1%                30.9%             25.3%
Combined ratio (6)                                  72.3%                 88.1%                98.5%             77.6%

2004

Gross premiums written (2)                        $308.1                $ 46.7            $    20.2            $375.0
Net premiums written (2)                           171.8                  42.2                 14.6             228.6

Net premiums earned                               $154.0                $ 39.5            $     9.7            $203.2
Loss and loss adjustment expenses                   63.4                  22.6                  6.0              92.0
Underwriting expenses                               23.5                  15.6                  3.7              42.8
                                                  ------                ------            ---------            ------
Underwriting profit (3)                           $ 67.1                $  1.3            $      --              68.4
                                                  ======                ======            =========
Interest, dividend and other income                                                                               9.4
Net gain on investment transactions                                                                               4.4
Other expenses                                                                                                   (6.9)
                                                                                                               ------
Earnings before income taxes                                                                                   $ 75.3
                                                                                                               ======

Loss ratio (4)                                      41.2%                 57.2%                62.3%             45.3%
Expense ratio (5)                                   15.2%                 39.4%                38.0%             21.0%
Combined ratio (6)                                  56.4%                 96.6%               100.3%             66.3%


                                                                    Six Months Ended June 30,
                                                  --------------------------------------------------------------
                                                   RSUI                CATA            Darwin(1)           AIHL
                                                  ------              ------           ---------          ------
2005

Gross premiums written (2)                        $596.3              $ 88.9           $    70.5          $755.7
Net premiums written (2)                           309.8                84.8                41.4           436.0

Net premiums earned                               $313.7              $ 79.8           $    38.7          $432.2
Loss and loss adjustment expenses                  165.4                37.8                26.4           229.6
Underwriting expenses                               61.3                35.6                11.5           108.4
                                                  ------              ------           ---------          ------
Underwriting profit (3)                           $ 87.0              $  6.4           $     0.8            94.2
                                                  ======              ======           =========
Interest, dividend and other income                                                                         29.0
Net gain on investment transactions                                                                         25.8
Other expenses                                                                                             (13.8)
                                                                                                          ------
Earnings before income taxes                                                                              $135.2
                                                                                                          ======

Loss ratio (4)                                      52.7%               47.4%               68.2%           53.1%
Expense ratio (5)                                   19.6%               44.6%               29.7%           25.1%
Combined ratio (6)                                  72.3%               92.0%               97.9%           78.2%

2004

Gross premiums written (2)                        $602.5              $ 88.4           $    40.8          $731.7
Net premiums written (2)                           309.5                79.0                28.6           417.1

Net premiums earned                               $302.3              $ 74.0           $    16.6          $392.9
Loss and loss adjustment expenses                  133.4                41.4                10.4           185.2
Underwriting expenses                               47.0                30.8                 6.6            84.4
                                                  ------              ------           ---------          ------
Underwriting profit (loss) (3)                    $121.9              $  1.8           $    (0.4)          123.3
                                                  ======              ======           =========
Interest, dividend and other income                                                                         19.7
Net gain on investment transactions                                                                         35.8
Other expenses                                                                                             (12.9)
                                                                                                          ------
Earnings before income taxes                                                                              $165.9
                                                                                                          ======

Loss ratio (4)                                      44.1%               56.0%               62.4%           47.1%
Expense ratio (5)                                   15.5%               41.6%               40.0%           21.5%
Combined ratio (6)                                  59.6%               97.6%              102.4%           68.6%

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

      The decrease in RSUI's underwriting profit in the second quarter and first half of 2005 compared with the corresponding 2004 periods primarily reflects an increase in the percentage of total business written by RSUI attributable to casualty lines of business as such business is recorded at a higher loss ratio compared with property lines of business; an increase in loss and loss adjustment expenses in property due primarily to one large non-catastrophe weather-related loss; and higher underwriting expenses mainly due to the absence of profit sharing payments under certain property reinsurance treaties resulting from catastrophe losses in 2004. RSUI's gross written premiums increased in the 2005 second quarter from the 2004 second quarter and were essentially flat in the first half of 2005 from the corresponding 2004 period, primarily reflecting price increases in directors and officers and professional liability lines of business offset by price decreases in RSUI's property, general liability and umbrella lines due to market competition. Although RSUI believes that rates are still adequate to support acceptable profit margins, rates in the first half of 2005 continued to reflect overall industry trends, with decreased rates in its property lines of business and flat or decreased rates in casualty lines of business (except for professional liability which experienced increases in rates). The continuation of these rate trends during the second half of 2005 may result in lower levels of gross premiums written by RSUI during 2005, as premium per policy may decrease and RSUI is expected to write less business when it considers prices inadequate to support acceptable profit margins.

      RSUI's net premiums earned increased in the second quarter and first half of 2005 from the corresponding 2004 periods primarily reflecting the impact on RSUI's casualty lines of business of increased retentions under its reinsurance programs and growth in its professional liability lines of business, partially offset by a decrease in property net premiums earned due to a decrease in property gross premiums written. Loss and loss adjustment expenses increased in the first quarter and first half of 2005 from the corresponding 2004 periods, primarily reflecting increased losses in certain property lines of business as well as an increase in the percentage of total business written by RSUI attributable to casualty lines of business as such business is recorded at a higher loss ratio compared with property lines of business. In the first half of 2005, casualty net earned premium was 53.4% of total net earned premium, compared with 43.4% in the first half of 2004.

      The increase in CATA's underwriting profit in the second quarter and first half of 2005 compared with the corresponding 2004 periods primarily reflects a $2.4 million pre-tax reduction in prior year loss reserves in the 2005 second quarter (compared with a $2.9 million increase in prior year loss reserves in the 2004 second quarter) and a decrease in reinsurance costs. Gross premiums written in the second quarter and first half of 2005 were essentially flat from the corresponding 2004 periods reflecting the loss of premiums attributable to the contract surety lines of business that CATA exited in the 2005 first quarter, partially offset by the continued expansion of CATA's business into the excess and surplus markets. The increase in net premiums earned at CATA in the first half of 2005 from the 2004 first half primarily reflects growth in both excess and surplus markets and commercial surety lines and lower reinsurance costs partially offset by the loss of premiums attributable to the exit from contract surety. The decrease in loss and loss adjustment expenses in the second quarter and first half of 2005 from the corresponding 2004 periods reflects the $2.4 million pre-tax reduction in prior year loss reserves in the 2005 second quarter (compared with a $2.9 million increase in prior year loss reserves in the 2004 second quarter), partially offset by additional reserves relating to the increase in net premiums earned in the first quarter and first half of 2005.

      CATA experienced lower levels of rate increases in its property and casualty lines of business, primarily due to increased competition, and generally unchanged commercial surety rates for the 2005 second quarter and first half of 2005 as compared with the second quarter and first half of 2004 second quarter.

      Darwin reported an increase in underwriting profit in the second quarter and first half of 2005 from the corresponding 2004 periods, primarily reflecting a significant increase in net premiums earned due to increased levels of gross premiums written across all lines of business, partially offset by increased loss and loss adjustment expenses and underwriting expenses primarily attributable to such premium growth. As Darwin commenced operations in May 2003, it does not have any meaningful claims experience on which to base its reserves. In the absence of such history, Darwin's management and outside actuaries have used industry data related to the lines of business underwritten by Darwin to establish reserves until sufficient claims experience exists.

      The following table presents the reserves established in connection with the losses and loss adjustment expense liabilities of AIHL's insurance operating units on a gross and net basis by line of business. Such loss reserve amounts represent the accumulation of estimates of ultimate losses (including losses incurred but not reported) and loss adjustment expenses.

                                      PROPERTY      CASUALTY         CMP         SURETY      ALL OTHER       TOTAL
                                     ----------    ----------    ----------    ----------    ----------    ----------
AT JUNE 30, 2005

Gross Loss and LAE Reserves          $    344.0    $    800.8    $     85.8    $     17.0    $    115.0    $  1,362.6

Reinsurance recoverables on unpaid       (236.4)       (317.0)         (1.0)         (1.8)        (89.6)       (645.8)
   losses

                                     ----------    ----------    ----------    ----------    ----------    ----------
Net Loss and LAE Reserves            $    107.6    $    483.8    $     84.8    $     15.2    $     25.4    $    716.8
                                     ==========    ==========    ==========    ==========    ==========    ==========

AT DECEMBER 31, 2004

Gross Loss and LAE Reserves          $    449.7    $    563.2    $     82.6    $     15.8    $    121.0    $  1,232.3

Reinsurance recoverables on unpaid       (276.5)       (217.3)         (1.0)         (1.0)        (95.6)       (591.4)
   losses

                                     ----------    ----------    ----------    ----------    ----------    ----------
Net Loss and LAE Reserves            $    173.2    $    345.9    $     81.6    $     14.8    $     25.4    $    640.9
                                     ==========    ==========    ==========    ==========    ==========    ==========

Changes in Loss and Loss Adjustment Expense Reserves between June 30, 2005 and December 31, 2004

      Gross and net loss and loss adjustment expense reserves increased at June 30, 2005 from December 31, 2004, primarily reflecting an increase in casualty loss and loss adjustment expense reserves partially offset by a decrease in property loss and loss adjustment expense reserves.

      With respect to property lines of business, the decrease in gross and net loss and loss adjustment expense reserves primarily reflects payments made in the first half of 2005 relating to losses attributable to the 2004 third quarter catastrophe losses. The increase in loss and loss adjustment expense reserves for casualty lines of business (which include, among others, excess and umbrella liability, directors and officers' liability, professional liability, general liability and workers' compensation) primarily reflects increased net earned premiums for general liability, umbrella and professional liability exposures and limited paid loss activity for the current and prior casualty accident years. With respect to commercial multiple peril ("CMP") lines of business, which include both property and casualty exposures, the increase in gross and net loss and loss adjustment expense reserves primarily reflects an increase in CMP premiums earned in the first half of 2005.

      The decrease in gross loss and loss adjustment expense reserves in "All Other" lines of business (which primarily consist of loss and loss adjustment expense reserves for lines of business discontinued and loss and loss adjustment expense reserves acquired in connections with the acquisition of companies in which the seller provided loss reserve guarantees) primarily reflects a decrease in loss and loss adjustment expense reserves acquired in connection with the acquisition of Platte River Insurance Company in January 2002 for which the seller provided loss reserve guarantees, partially offset by an increase in loss and loss adjustment expense reserves resulting from the acquisition on May 2, 2005 of Ulico by Darwin National Assurance Company. Ulico loss and loss adjustment expense reserves at June 30, 2005, for which the seller provided loss reserve guarantees, were approximately $6.2 million.

      Additional information regarding the assumptions and estimates used in the establishment of liabilities for unpaid losses and loss adjustment expenses, and the techniques involved in making such assumptions and estimates, can be found in the Company's 2004 Form 10-K.

      Corporate activities recorded a pre-tax loss of $5.5 million on revenues of $6.8 million in the 2005 second quarter, compared with a pre-tax loss of $9.1 million on revenues of $2.2 million in the corresponding period in 2004, and pre-tax earnings of $9.5 million on revenues of $32.3 million in the first six months of 2005, compared with a pre-tax loss of $11.5 million on revenues of $10.1 million in the corresponding 2004 period. Corporate activities' 2005 and 2004 second quarter results include no gains on investment transactions before tax, and corporate activities' 2005 first half results include $22.0 million of net gains on investment transactions before tax, compared with $1.7 million in the first six months of 2004.

      As of June 30, 2005, Alleghany beneficially owned 8.0 million shares, or
2.1 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation, which had an aggregate market value on that date of $376.6 million, or $47.08 per share. The aggregate cost of such shares is $96.6 million, or $12.07 per share.

      As of June 30, 2005, Alleghany had 7,889,136 shares of common stock outstanding (which includes the stock dividend declared in March 2005).

      The Company's results in the second quarter and first half of 2005 are not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.

      The Company and its subsidiaries have certain obligations to make future payments under contracts and credit-related financial instruments and commitments. At June 30, 2005, certain long-term contractual obligations and credit-related financial commitments were as follows (in thousands):

                                                                            MORE THAN      MORE THAN         MORE
                                                              WITHIN       1 YEAR BUT     3 YEARS BUT       THAN 5
       CONTRACTUAL OBLIGATIONS                 TOTAL          1 YEAR        WITHIN 3        WITHIN 5         YEARS
----------------------------------------     ----------     ----------     ----------     -----------     ----------
Long-Term Debt Obligations                   $   80,000     $       --     $   80,000     $        --     $       --
Operating Lease Obligations                      43,879          6,490         13,948          12,160         11,281
Other Long-Term Liabilities
  Reflected on
  Consolidated Balance Sheet under GAAP*          7,669            981          1,962           1,462          3,264
Losses and loss adjustment expenses           1,362,593        284,985        412,575         320,957        344,076
                                             ----------     ----------     ----------     -----------     ----------
                                   TOTAL     $1,494,141     $  292,456     $  508,485     $   334,579     $  358,621
                                             ==========     ==========     ==========     ===========     ==========

* Other long-term liabilities primarily reflect pension and long-term incentive obligations.

      The Company's insurance operations have obligations to make certain payments for losses and loss adjustment expenses pursuant to insurance policies they issue. These future payments are reflected as reserves on the Company's financial statements. With respect to loss and loss adjustment expenses, there is typically no minimum contractual commitment associated with insurance contracts and the timing and ultimate amount of actual claims related to these reserves is uncertain.

      Information regarding the Company's accounting policies is included in the Company's 2004 Form 10-K, 2005 First Quarter Form 10-Q and the Notes to the Consolidated Financial Statements included in this report on Form 10-Q.

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

      The table below presents a sensitivity analysis of the debt securities of the Company and its insurance subsidiaries that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential changes in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, the Company uses fair values to measure its potential change, and a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical June 30, 2005 ending prices based on yields adjusted to reflect a +/ - 300 basis point range of change in interest rates, comparing such hypothetical ending price to actual ending prices, and multiplying the difference by the par outstanding.

SENSITIVITY ANALYSIS
At June 30, 2005
(dollars in millions)

    INTEREST RATE SHIFTS           -300       -200       -100        0          100        200        300
------------------------------   --------   --------   --------   --------   --------   --------   --------
ASSETS
Debt securities, fair value      $1,600.8   $1,566.4   $1,529.9   $1,491.2   $1,447.9   $1,403.4   $1,358.8
Estimated change in fair value   $  109.6   $   75.2   $   38.7   $    ---   $  (43.3)  $  (87.8)  $ (132.4)

LIABILITIES
Subsidiaries' debt, fair value   $   80.8   $   81.8   $   82.8   $   82.8   $   83.8   $   84.8   $   85.8
Estimated change in fair value   $   (2.0)  $   (1.0)  $    ---   $    ---   $    1.0   $    2.0   $    3.0

      The Company's 2004 Form 10-K provides a more detailed discussion of the market risks affecting its operations.

ITEM 4. CONTROLS AND PROCEDURES.

      The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information required to be included in the Company's periodic reports required to be filed with the U.S. Securities and Exchange Commission. Additionally, as of the end of the period covered by this report on Form 10-Q, the Company's CEO and CFO have concluded that there have been no changes in internal control over financial reporting that have occurred during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" contain disclosures which are forward-looking statements as defined in the Private Securities

Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "plan," "believe," "potential," "should," "continue" or the negative versions of those words or other comparable words. These forward-looking statements are based upon the Company's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. These statements are not guarantees of future performance, and the Company has no specific intention to update these statements. The uncertainties and risks include, but are not limited to risks relating to the Company's insurance subsidiaries such as

      -     the cyclical nature of the property casualty industry;

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

                           PART II. OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      (a)   Recent Sales of Unregistered Securities.

      On April , 2005, the Company issued 1,960 shares of common stock to Allan
P. Kirby, Jr., a director of the Company, upon his exercise of an option to purchase 1,000 shares of the Company's common stock, subject to adjustment for stock dividends and the spin-off by the Company of Chicago Title Corporation in 1998, at an exercise price of $79.18 per share, or $155,192.80 in the aggregate, granted to Mr. Kirby on April 29, 1995 under to the Alleghany Corporation Amended and Restated Directors' Stock Option Plan. The sale of the common stock was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

      On April 25, 2005, the Company issued an aggregate of 1,750 shares of restricted stock of the Company to seven non-employee directors of the Company under the Alleghany Corporation 2005 Directors' Stock Plan. These transactions were exempt from registration under the Securities Act pursuant to Section 4(2) thereof, as transactions not involving a public offering.

      The above does not include issuances of unregistered securities of the Company that did not involve a sale, consisting of issuances of common stock and other securities pursuant to employee incentive plans.

      (c) Issuer Purchases of Equity Securities.

      The following table summarizes the Company's common stock repurchases for the quarter ended June 30, 2005.

                                                                          TOTAL NUMBER         MAXIMUM
                                                                            OF SHARES         NUMBER OF
                                                                          PURCHASED AS      SHARES THAT MAY
                                                                        PART OF PUBLICLY        YET BE
                                  TOTAL NUMBER    AVERAGE PRICE PAID       ANNOUNCED           PURCHASED
                                    OF SHARES             PER              PLANS OR         UNDER THE PLANS
           PERIOD                   PURCHASED            SHARE             PROGRAMS           OR PROGRAMS
---------------------------       ------------    ------------------    ----------------    ---------------
April 1, 2005 through
April 30, 2005                       568(1)          $   273.115               --                 --
May 1, 2005 through
May 31, 2005                          --                      --               --                 --
June 1, 2005 through
June 30, 2005                         --                      --               --                 --
                                     ---             -----------              ---                ---
Total                                568(1)          $   273.115               --                 --

(1) Represents the tender to the Company by a director of the Company of already-owned common stock as payment of the exercise price in connection with his exercise of an option to purchase 1,960 shares of the Company's common stock (as adjusted for stock dividends and the spin-off by the Company of Chicago Title Corporation in 1998) under the Alleghany Corporation Amended and Restated Directors' Stock Option Plan.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company's 2005 Annual Meeting of Stockholders was held on April 22, 2004. At the Annual Meeting, three directors were elected to serve for three-year terms on the Company's Board of Directors, by the following votes:

                                      FOR                      WITHHELD
                                   ---------                   --------
F.M. Kirby                         6,788,152                    95,355
Rex D. Adams                       6,842,399                    41,108
Weston M. Hicks                    6,826,406                    57,101

In addition, one director was elected to serve for a one-year term on the Company's Board of Directors, by the following vote:

                                     FOR                       WITHHELD
                                   ---------                   --------
Roger Noall                        6,567,094                    316,413

      The Alleghany Corporation 2005 Directors' Stock Plan was approved by a vote of 5,606,893 shares in favor and 529,707 shares opposed. A total of 20,320 shares abstained from voting.

      The Alleghany Corporation 2005 Management Incentive Plan was approved by a vote of 6,780,218 shares in favor and 54,078 shares opposed. A total of 25,943 shares abstained from voting.

      The selection of KPMG LLP, independent registered public accounting firm, as auditors for the Company for the year 2005 was ratified by a vote of 6,832,216 shares in favor and 33,100 shares opposed. A total of 18,191 shares abstained from voting.

ITEM 6.     EXHIBITS.

            Exhibit Number                  Description

            10.1 Summary description of outside directors' cash compensation.

            10.2 Form of Option Agreement under the Alleghany Corporation 2005 Directors' Stock Plan.

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

                                                   ALLEGHANY CORPORATION
                                                   Registrant

Date: August 9, 2005                              /s/ Roger B. Gorham
                                                   -------------------
                                                   Roger B. Gorham
                                                   Senior Vice President
                                                   (and chief financial officer)