Form 10-Q
period 2005-09-30
ALLEGHANY CORP /DE
filed 2005-11-09
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                          COMMISSION FILE NUMBER 1-9371

                             ALLEGHANY CORPORATION
-------------------------------------------------------------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

                                    DELAWARE
-------------------------------------------------------------------------------
          STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION

                                   51-0283071
-------------------------------------------------------------------------------
             INTERNAL REVENUE SERVICE EMPLOYER IDENTIFICATION NUMBER

                 7 TIMES SQUARE TOWER, 17TH FLOOR, NY, NY 10036
-------------------------------------------------------------------------------
            ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE

                                  212-752-1356
-------------------------------------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
 FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
 REPORT

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                YES [X]                                         NO [ ]
-------------------------------------------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).

                YES [X]                                         NO [ ]
-------------------------------------------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).

                YES [ ]                                         NO [X]
-------------------------------------------------------------------------------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

                    7,897,189 SHARES AS OF OCTOBER 31, 2005
-------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2005 AND 2004
           (dollars in thousands, except share and per share amounts)
                                  (unaudited)

                                                                     2005         2004
                                                                 -----------  -----------
REVENUES

    Net premiums earned                                           $  194,489   $  198,606
    Interest, dividend and other income                               25,300       18,512
    Net gain on investment transactions                               49,906        6,688
                                                                 -----------  -----------
    Total revenues                                                   269,695      223,806
                                                                 -----------  -----------

COSTS AND EXPENSES

    Loss and loss adjustment expenses                                360,038      242,166
    Commissions and brokerage                                         55,738       48,700
    Salaries, administrative and other operating expenses              9,960        7,770
    Corporate administration                                          11,362       10,299
    Interest expense                                                     877          585
                                                                 -----------  -----------
    Total costs and expenses                                         437,975      309,520
                                                                 -----------  -----------

Loss from continuing operations, before income taxes                (168,280)     (85,714)

Income tax benefit                                                   (63,320)     (34,995)
                                                                 -----------    ---------

Loss from continuing operations                                     (104,960)     (50,719)

Discontinued operations
    Earnings from discontinued operations (including gain
    on disposal of $13,714 in 2005)                                   13,659        6,220
    Income taxes                                                       1,188        2,505
                                                                 -----------  -----------

Earnings from discontinued operations, net                            12,471        3,715
                                                                 -----------  -----------
Net loss                                                         ($   92,489) ($   47,004)
                                                                 ===========  ===========

Basic (loss) earnings per share of common stock **
    Continuing operations                                        ($    13.30) ($     6.48)
    Discontinued operations                                             1.58         0.48
                                                                 -----------  -----------
                                                                 ($    11.72) ($     6.00)
                                                                 ===========  ===========
Diluted (loss) earnings per share of common stock **
    Continuing operations                                        ($    13.30) ($     6.48)
    Discontinued operations                                             1.58         0.48
                                                                 -----------  -----------
                                                                 ($    11.72) ($     6.00)
                                                                 ===========  ===========
Dividends per share of common stock                                        *            *
                                                                 ===========  ===========

Average number of outstanding shares of common stock **            7,892,663    7,828,819
                                                                 ===========  ===========

* In March 2005 and 2004, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**  Adjusted to reflect the common stock dividend declared in March 2005.

See Notes to Unaudited Consolidated Financial Statements.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                           FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2005 AND 2004
           (dollars in thousands, except share and per share amounts)
                                  (unaudited)

                                                                    2005          2004
                                                                 -----------   ----------
REVENUES

    Net premiums earned                                           $  626,695   $  591,489
    Interest, dividend and other income                               64,598       46,604
    Net gain on investment transactions                               97,750       44,223
                                                                 -----------   ----------
    Total revenues                                                   789,043      682,316
                                                                 -----------   ----------

COSTS AND EXPENSES
    Loss and loss adjustment expenses                                589,620      427,280
    Commissions and brokerage                                        164,160      133,088
    Salaries, administrative and other operating expenses             25,163       22,352
    Corporate administration                                          31,074       29,193
    Interest expense                                                   2,542        1,708
                                                                 -----------   ----------
    Total costs and expenses                                         812,559      613,621
                                                                 -----------   ----------

(Loss) earnings from continuing operations, before income taxes      (23,516)      68,695

Income tax (benefit) provision                                       (16,706)      17,457
                                                                 -----------   ----------

(Loss) earnings from continuing operations                            (6,810)      51,238

Discontinued operations

    Earnings from discontinued operations (including gain
    on disposal of $12,548 in 2005)                                   13,006       22,043
    Income taxes                                                       6,412        9,498
                                                                 -----------   ----------

Earnings from discontinued operations, net                             6,594       12,545
                                                                 -----------   ----------
Net earnings                                                     ($      216)  $   63,783
                                                                 ===========   ==========

Basic (loss) earnings per share of common stock **
    Continuing operations                                        ($     0.86)  $     6.55
    Discontinued operations                                             0.83         1.61
                                                                 -----------   ----------
                                                                 ($     0.03)  $     8.16
                                                                 ===========   ==========

Diluted (loss) earnings per share of common stock **
    Continuing operations                                        ($     0.86)  $     6.54
    Discontinued operations                                             0.83         1.60
                                                                 -----------   ----------
                                                                 ($     0.03)  $     8.14
                                                                 ===========   ==========

Dividends per share of common stock                                        *            *
                                                                 ===========   ==========

Average number of outstanding shares of common stock **            7,881,121    7,818,601
                                                                 ===========   =========

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

See Notes to Unaudited Consolidated Financial Statements.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)

                                                                 SEPTEMBER 30,
                                                                     2005         DECEMBER 31,
                                                                  (UNAUDITED)        2004*
                                                                 -------------    ------------
ASSETS
    Available for sale securities at fair value:
      Equity securities (cost: 2005 $373,159; 2004 $290,597)     $     773,518    $    645,184
      Debt securities (cost: 2005 $1,669,865; 2004 $1,178,982)       1,654,036       1,179,210
    Short-term investments                                             531,178         374,391
                                                                 -------------    ------------
                                                                     2,958,732       2,198,785

 Cash                                                                   74,788         267,760
 Notes receivable                                                       91,535          91,665
 Accounts receivable, net                                               17,802          16,776
 Premium balances receivable                                           179,958         203,141
 Reinsurance recoverables                                            1,621,503         623,325
 Ceded unearned premium reserves                                       294,275         286,451
 Deferred acquisition costs                                             60,313          56,165
 Property and equipment at cost, net of
     accumulated depreciation and amortization                          18,246          15,691
 Goodwill and other intangibles, net of amortization                   169,627         172,707
 Deferred tax assets                                                   112,702          98,753
 Assets of discontinued operations                                           0         336,584
 Current taxes receivable                                               54,992               0
 Other assets                                                           59,803          59,922
                                                                 -------------    ------------

                                                                 $   5,714,276    $  4,427,725
                                                                 =============    ============

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
 Losses and loss adjustment expenses                             $   2,557,249    $  1,232,337
 Unearned premiums                                                     769,878         751,131
 Reinsurance payable                                                   135,541         112,479
 Deferred tax liabilities                                              211,403         206,250
 Subsidiaries' debt                                                     80,000          80,000
 Current taxes payable                                                       0          15,713
 Liabilities of discontinued operations                                      0         136,397
 Other liabilities                                                     152,920         120,002
                                                                 -------------    ------------
           Total liabilities                                         3,906,991       2,654,309
 Common stockholders' equity                                         1,807,285       1,773,416
                                                                 -------------    ------------

                                                                 $   5,714,276    $  4,427,725
                                                                 =============    ============

COMMON SHARES OUTSTANDING **                                         7,895,189       7,829,721
                                                                 =============    ============

*  Certain amounts have been reclassified to conform to the 2005 presentation.

** Adjusted to reflect the common stock dividend declared in March 2005.

See Notes to Unaudited Consolidated Financial Statements.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2005 AND 2004
                             (dollars in thousands)
                                   (unaudited)

                                                                                     2005              2004
                                                                                 ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Earnings (loss) from continuing operations                                    ($     6,810)      $    51,238
   Adjustments to reconcile net earnings to net cash provided by operations:
         Depreciation and amortization                                                 17,682            22,605
         Net gain on investment transactions                                          (97,750)          (44,223)
         Tax benefit on stock options exercised                                           755             1,251
         Decrease in accounts and notes receivable                                      7,100            10,935
         (Increase) decrease in other assets                                             (354)           19,536
         Increase in reinsurance recoverables                                        (975,116)         (519,799)
         Decrease in premium balances receivable                                       23,183           109,104
         Increase in ceded unearned premium reserves                                   (7,824)          (53,423)
         Increase in deferred acquisition costs                                        (4,148)           (9,603)
         Increase in other liabilities and current taxes                              (11,967)          (49,996)
         Increase in unearned premiums                                                 18,747            91,140
         Increase in losses and loss adjustment expenses                            1,324,912           715,852
                                                                                 ------------       -----------
               Net adjustments                                                        295,220           293,379
                                                                                 ------------       -----------
               Net cash provided by operations                                        288,410           344,617
                                                                                 ------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investments                                                         (1,055,598)       (1,161,234)
   Sales of investments                                                               585,471           844,109
   Purchases of property and equipment                                                 (7,812)           (6,007)
   Net change in short-term investments                                              (150,043)           64,096
   Acquisition of insurance companies, net of cash acquired                           (25,574)          (17,742)
   Net proceeds from sale of subsidiary                                               201,893                 -
   Other, net                                                                         (30,619)          (26,989)
                                                                                 ------------       -----------
               Net cash used in investing activities                                 (482,282)         (303,767)
                                                                                 ------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Other, net                                                                             900             1,304
                                                                                 ------------       -----------
               Net cash provided by financing activities                                  900             1,304
                                                                                 ------------       -----------
               Net (decrease) increase in cash                                       (192,972)           42,154
Cash at beginning of period                                                           267,760           213,842
                                                                                 ------------       -----------
Cash at end of period                                                             $    74,788       $   255,996
                                                                                 ============       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
           Interest                                                               $     1,946       $     2,208
           Income taxes                                                           $    64,214       $   106,548

See Notes to Unaudited Consolidated Financial Statements.

              Notes to Unaudited Consolidated Financial Statements

      This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K") and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 (the "2005 First Quarter Form 10-Q") and June 30, 2005 (the "2005 Second Quarter Form 10-Q") of Alleghany Corporation (the "Company").

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

      During the third quarters of 2005 and 2004, no stock options to acquire shares of common stock were granted under the Company's fixed option plans. The expense relating to options granted in prior periods was $70,000 in the third quarter of 2005 and $47,000 in the third quarter of 2004. With respect to its performance-based stock plan, the Company recognized after-tax compensation expense of $3.7 million in the 2005 third quarter and $2.5 million in the 2004 third quarter (in each case calculated pursuant to the prospective method under SFAS 123). Had the Company applied SFAS 123 to all option awards outstanding under its fixed option plans during the 2005 and 2004 third quarters, the Company would have recognized after-tax expense of $70,000 in the 2005 third quarter and $64,000 in the 2004 third quarter. Had the Company applied SFAS 123 to all outstanding stock-based awards during the same periods, the Company would have recognized after-tax expense of $2.7 million in the 2005 third quarter and $2.0 million in the 2004 third quarter.

      In December 2004, SFAS 123 (revised) "Share-Based Payment" ("Revised SFAS 123") was issued. Revised SFAS 123 requires that the cost resulting from all stock-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective in accounting for stock-based payment arrangements and requires the application of a fair value-based measurement method in accounting for stock-based payment transactions with employees. Revised SFAS 123 is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Accordingly, the Company will adopt Revised SFAS 123 in the first quarter of 2006.

      The following table illustrates the effect on net earnings and earnings per share if the fair value-based method of SFAS 123 or Revised SFAS 123 had been applied to all outstanding and unvested awards under all of the Company plans in each period.

                                                   For the three months ended         For the nine months ended
(dollars in thousands, except per                  Sept. 30,        Sept. 30,         Sept. 30,       Sept. 30,
share amounts)                                        2005            2004              2005            2004
                                                   ---------        ---------         ---------       ---------
Net (loss) earnings, as reported                   $ (92,489)       $ (47,004)        $    (216)      $  63,783

   Add: stock-based employee
    compensation expense included in
    reported net earnings, net of
    related tax                                        3,680            2,534             9,479           6,994

   Less: stock-based employee
    compensation expense determined
    under fair value method for all
    stock-based awards, net of
    related tax                                        2,671            1,983             7,401           6,556
                                                   ---------        ---------         ---------       ---------

Pro forma net (loss) earnings                      $ (91,480)       $ (46,453)        $   1,862       $  64,221
                                                   =========        =========         =========       =========

(Loss) earnings per share

   Basic - as reported                             $  (11.72)       $   (6.00)        $   (0.03)      $    8.16
   Basic - pro forma                               $  (11.59)       $   (5.93)        $    0.24       $    8.21

   Diluted - as reported                           $  (11.72)       $   (6.00)        $   (0.03)      $    8.14
   Diluted - pro forma                             $  (11.55)       $   (5.91)        $    0.24       $    8.18


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

      The components of net periodic benefit cost for the three and nine months ended September 30, 2005 and 2004 consisted of the following:

                                                   For the three months ended         For the nine months ended
                                                   Sept. 30,        Sept. 30,         Sept. 30,       Sept. 30,
           (dollars in millions)                      2005             2004              2005            2004
                                                   ---------        ---------         ---------       ---------
Net periodic pension cost included the
 following expense (income) components:

Service cost-benefits earned                       $     0.3        $     0.4         $     1.0       $     1.1
Interest cost on projected benefit obligation            0.2              0.2               0.4             0.5
Expected return on plan assets                          (0.1)            (0.1)             (0.2)           (0.2)
Net amortization                                         0.3              0.3               0.9             0.9
Settlement loss                                           --              1.1                --             1.1
                                                   ---------        ---------         ---------       ---------
Net periodic pension cost                          $     0.7        $     1.9         $     2.1       $     3.4
                                                   =========        =========         =========       =========

Comprehensive Income (Loss)

      The Company's total comprehensive (loss) income for the three months ended September 30, 2005 and 2004 was $(35.9) million and $(21.1) million, and $25.8 million and $86.3 million for the nine months ended September 30, 2005 and 2004. Comprehensive income includes the Company's net earnings adjusted for changes in unrealized appreciation (depreciation) of investments, which were $42.8 million and $24.4 million for the three months ended September 30, 2005 and 2004, and $18.5 million and $24.1 million for the nine months ended September 30, 2005 and 2004, and cumulative translation adjustments, which were $9.4 million and $1.5 million for the three months ended September 30, 2005 and 2004, and $3.2 million and $(1.6) million for the nine months ended September 30, 2005 and 2004. In addition, during the 2005 third quarter, the Company also reported comprehensive income arising from the sale of World Minerals Inc. ("World Minerals") and the termination of its minimum pension liability of $4.4 million. There was no corresponding amount in the 2004 third quarter or year to date figures.

Discontinued Operations

      Sale of Heads & Threads

      On December 31, 2004, the Company completed the merger of its wholly owned subsidiary Heads & Threads International LLC ("Heads & Threads") with and into HTI Acquisition LLC, an acquisition vehicle formed by a private investor group led by Heads & Threads management and by Capital Partners, Inc. The transaction generated a pre-tax loss of $1.95 million and an after-tax loss of $1.2 million, and such amounts were included in the Company's year-end financial statements. Upon final settlement with the private investor group, the Company wrote off a receivable in the amount of $1.2 million pre-tax and $0.8 million after tax during the 2005 second quarter. Such amounts are included in discontinued operations.

      Sale of World Minerals

      On July 14, 2005, the Company completed the sale of its world-wide industrial minerals business, World Minerals, to Imerys USA, Inc. (the "Purchaser"), a wholly owned subsidiary of Imerys, S.A., pursuant to a Stock Purchase Agreement, dated as of May 19, 2005 by and among Imerys USA, Inc., Imerys, S.A. and the Company (the "Stock Purchase Agreement"). Under the terms of the Stock Purchase Agreement, the purchase price was $230.0 million, which was reduced by $13.2 million reflecting contractual obligations to be paid by the Purchaser after the closing, resulting in an adjusted purchase price of $216.8 million (the "Adjusted Purchase Price"). $206.8 million of the Adjusted Purchase Price was paid in cash by the Purchaser to the Company on the closing date, with the remaining $10.0 million being held by the Purchaser as security for certain indemnification obligations undertaken by the Company pursuant to the Stock Purchase Agreement. The $10.0 million holdback will bear interest at the U.S. Treasury 10-year note rate and is scheduled to be released to the Company (to the extent not applied toward such indemnification obligations) during the period covering the fifth through the tenth anniversaries of the closing date. The Company is carrying a receivable in the amount of $9.1 million on its balance sheet in respect of the holdback, equal to the $10.0 million face amount less an interest rate discount of $0.9 million. As described in more detail in the Notes to Consolidated Financial Statements under "Obligations under Guarantees" included in the 2005 Second Quarter Form 10-Q, the Company established a $0.6 million reserve in connection with its indemnification obligations under the Stock Purchase Agreement during the 2005 second quarter.

      The Company paid legal, accounting and investment banking fees of $4.9 million in connection with the transaction. The sale of World Minerals produced an after-tax gain of $14.6 million in the 2005 third quarter. The Company has classified the operations of World Minerals as a "discontinued operation" in its financial statements for all periods presented. Historical balance sheet information* relating to World Minerals is set forth in the following table:

                                                                    Dec. 31,
      (dollars in thousands)                                          2004
                                                                    --------
ASSETS
Short-term investments                                              $  4,061
Cash                                                                  20,676
Accounts receivable, net                                              53,771
Inventory                                                             41,521
Property and equipment at cost, net                                  152,625
Goodwill                                                              50,999
Deferred tax assets                                                    5,810
Other assets                                                           7,121
                                                                    --------
                                                                    $336,584
                                                                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank debt                                                           $ 58,258
Other liabilities                                                     59,542
Deferred tax liabilities                                              18,597
                                                                    --------
                                                                     136,397
                                                                    --------
Common stockholder's equity                                          200,187
                                                                    --------
                                                                    $336,584
                                                                    ========

* The balance sheet accounts shown above are before inter-company eliminations made in the preparation of the Company's Consolidated Balance Sheets.

      At July 14, 2005, the Company's investment in World Minerals was $182.9 million. Historical information relating to the results of operations of World Minerals is as follows:

                                                                          For the three    For the nine months ended
                                                        July 1 to July    months ended     Sept. 30,       Sept. 30,
        (dollars in millions)                              14, 2005      Sept. 30, 2004       2005           2004
                                                        --------------   --------------    ---------       ---------
Revenues                                                   $   15.8          $ 72.9        $   156.2       $   211.2
Costs and expenses
     Salaries, administration and other expenses                1.9            10.3             23.4            30.2
     Cost of mineral and filtration sales                      13.3            56.0            130.1           162.4
     Interest expense                                           0.6             0.6              2.2             1.7
                                                           --------          ------        ---------       ---------
Total cost and expenses                                        15.8            66.9            155.7           194.3
                                                           --------          ------        ---------       ---------
Earnings before taxes                                            --             6.0              0.5            16.8
Income taxes                                                    5.9             2.7             11.6             7.7
                                                           --------          ------        ---------       ---------
Net (loss) earnings from discontinued operations           $   (5.9)         $  3.3        $   (11.1)      $     9.1
                                                           ========          ======        =========       =========

      Prior to the sale, World Minerals produced an after-tax loss on operations of $5.9 million for the period from July 1 to July 14, 2005, and an after-tax loss on operations of $11.1 million for the nine months ended September 30, 2005. World Minerals was unprofitable in 2005 primarily due to competitive pricing pressures, rising energy and other operating costs, a $5.7 million after-tax write-off related to foreign tax credits that will not be used, $3.9 million for foreign tax expense and a $2.8 million after-tax write-off related to the termination of a major systems project in connection with the sale of World Minerals.

Income Taxes

      The full year effective tax rate changed during the quarter due to the impact of catastrophe losses on estimated results. As a result, the effective rate is now projected to be a benefit of 71.7%. There was no significant change in permanent items such as tax-exempt interest income, dividend received deduction and state income taxes.

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

                                                            For the three months ended        For the nine months ended
                                                            Sept. 30,        Sept. 30,        Sept. 30,        Sept.30,
             (dollars in millions)                            2005             2004             2005             2004
                                                            ---------        ---------        ---------        --------
REVENUES FROM CONTINUING OPERATIONS
AIHL insurance group
    Net premiums earned
      RSUI                                                   $133.1           $147.5           $446.8           $449.8
      CATA                                                     39.4             37.7            119.2            111.7
      Darwin                                                   22.0             13.4             60.7             30.0
                                                             ------           ------           ------           ------
                                                              194.5            198.6            626.7            591.5
    Interest, dividend and other income                        19.7             11.1             48.6             30.7
    Net gain on investment transactions                         4.6              6.7             30.4             42.5
                                                             ------           ------           ------           ------
    Total insurance group                                     218.8            216.4            705.7            664.7
Corporate activities
    Interest, dividend and other income                         5.6              7.4             16.0             15.9
    Net gain on investment transactions                        45.3              ---             67.3              1.7
                                                             ------           ------           ------           ------
      Total                                                  $269.7           $223.8           $789.0           $682.3
                                                             ======           ======           ======           ======

(LOSS) EARNINGS FROM CONTINUING OPERATIONS
AIHL insurance group

                                                            For the three months ended        For the nine months ended
                                                            Sept. 30,        Sept. 30,        Sept. 30,        Sept. 30,
                          (dollars in millions)               2005             2004             2005             2004
                                                            ---------        ---------        ---------        ---------
    Underwriting (loss) profit

      RSUI                                                  $ (226.4)         $(88.0)         $(139.4)          $ 34.0
      CATA                                                       4.8            (4.5)            11.2             (2.6)
      Darwin                                                     0.4             0.2              1.1             (0.3)
                                                            --------          ------           ------           ------
                                                              (221.2)          (92.3)          (127.1)            31.1
    Interest, dividend and other income                         19.7            11.1             48.6             30.8
    Net gain on investment transactions                          4.6             6.7             30.4             42.5
    Other expenses                                              (9.6)           (7.0)           (23.2)           (20.0)
                                                            --------          ------           ------           ------
    Total insurance group                                     (206.5)          (81.5)           (71.3)            84.4
Corporate activities

    Interest, dividend and other income                          5.6             7.4             16.0             15.9
    Net gain on investment transactions                         45.3             ---             67.3              1.7
    Other expenses                                             (11.8)          (11.0)           (33.0)           (31.6)
Interest expense                                                (0.9)           (0.6)            (2.5)            (1.7)
                                                            --------          ------           ------           ------
Corporate activities                                            38.2            (4.2)            47.8            (15.7)
                                                            --------          ------           ------           ------
    Total                                                     (168.3)          (85.7)           (23.5)            68.7
Income taxes                                                    63.3           (35.0)           (16.7)            17.5
                                                            --------          ------           ------           ------

(Loss) earnings from continuing operations                  $ (105.0)         $(50.7)          $ (6.8)          $ 51.2
                                                            ========          ======           ======           ======


                                                            Sept. 30,        Dec. 31,
                                                              2005             2004
                                                            ---------        --------
IDENTIFIABLE ASSETS
AIHL Insurance group                                        $4,732.7         $3,388.7
Corporate activities                                           981.6          1,039.0
                                                            --------         --------
     Total                                                  $5,714.3         $4,427.7
                                                            ========         ========

      Segment accounting policies are the same as the Consolidated Accounting Policies described in Note 17 to the Consolidated Financial Statements in the 2004 Form 10-K. Property and casualty insurance operations are the Company's primary business, conducted by Alleghany Insurance Holdings LLC ("AIHL") and its subsidiaries RSUI Group, Inc. ("RSUI"), Capitol Transamerica Corporation ("CATA") and Darwin Professional Underwriters, Inc. ("Darwin"). The primary components of "corporate activities" are Alleghany Properties LLC and corporate activities at the parent level.

Reinsurance

      At September 30, 2005, AIHL's operating units had reinsurance recoverables of $1.62 billion on gross loss and loss adjustment expense ("LAE") reserves of $2.56 billion, compared with reinsurance recoverables of $623.3 million on gross loss and LAE reserves of $1.23 billion at December 31, 2004. Although reinsurance makes a reinsurer liable to the applicable AIHL operating unit, to the extent risk is transferred or ceded to the reinsurer, it does not relieve the AIHL operating unit of its liability to its policyholders. Accordingly, AIHL's operating units bear risk with respect to their reinsurers to the extent they do not pay claims made by such operating units on a timely basis or do not pay some or all of these claims. Therefore, the financial strength of their reinsurers is important. Approximately 96.9% percent, or $1.57 billion, of AIHL's reinsurance recoverables balance at September 30, 2005 was due from reinsurance companies having financial strength ratings of A or higher (at September 30, 2005) by A.M. Best Company, Inc., an independent organization that analyzes the insurance industry. AIHL's operating units had no allowance for uncollectible reinsurance as of September 30, 2005.

      During the 2005 third quarter, Darwin modified on a prospective basis its excess of loss reinsurance program for directors and officers liability and errors and omissions liability, which provides excess of loss coverage on a swing rated basis (whereby premium will vary, within a range, depending on profitability of the underlying premium subject to the policy) for losses up to $3.0 million in excess of $2.0 million, to include technology errors and omissions liability policies. A second excess cession layer on such reinsurance program provides coverage for losses up to $5.0 million in excess of $5.0 million, with Darwin having a 15% co-participation on such losses. In addition, Darwin purchased excess of loss coverage for managed care errors and omissions liability exposures for losses up to $10.0 million in excess of $10.0 million, with Darwin having a 10% co-participation on such losses. Finally, Darwin entered into a quota share reinsurance agreement to cede 75.0% of its premium and corresponding loss exposure on a pro rata basis on certain of its business produced through its i-bind distribution platform.

Loss and Loss Adjustment Expenses

      At September 30, 2005, the Company had gross loss and LAE reserves of $2.56 billion and net loss and LAE reserves of $1.0 billion, compared with gross loss and LAE reserves of $1.23 billion and net loss and LAE reserves of $640.9 million at December 31, 2004. Gross and net loss and LAE reserves increased at September 30, 2005 from December 31, 2004, primarily reflecting increases in property and casualty loss and LAE reserves. With respect to property lines of business, the increase in gross and net loss and LAE reserves reflects the impact of the 2005 third quarter hurricanes, partially offset by amounts paid during the first nine months of 2005 with respect to 2004 third quarter catastrophe losses. The 2005 third quarter hurricanes added $1.3 billion to gross property loss and LAE reserves and $256.8 million to net property loss and LAE reserves at September 30, 2005. The increase in gross and net loss and LAE reserves for casualty lines of business (which include, among others, excess and umbrella liability, directors and officers' liability, professional liability, general liability and workers' compensation) primarily reflects increased net earned premiums for general liability, umbrella and professional liability exposures and limited paid loss activity for the current and prior casualty accident years.

Contingencies

      The Company's subsidiaries are parties to pending claims and litigation in the ordinary course of their businesses. Each such subsidiary makes provisions on its books in accordance with generally accepted accounting principles for estimated losses to be incurred as a result of such claims and litigation, including related legal costs. In the opinion of management, such provisions are adequate as of September 30, 2005.

Subsequent Events

      On November 4, 2005, the Company made an investment of approximately $150 million, comprised of cash and marketable securities, in RSUI Group, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis presents a review of the Company and its subsidiaries for the three and nine months ended September 30, 2005 and 2004. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Company's 2004 Form 10-K, 2005 First Quarter Form 10-Q and 2005 Second Quarter Form 10-Q.

      The Company reported a net loss from continuing operations in the third quarter of 2005 of $105.0 million, compared with a net loss from continuing operations of $50.7 million in the 2004 third quarter. The Company's 2005 third quarter results reflect $162.8 million of after-tax (after-tax amounts throughout reflect tax at the federal income tax rate) catastrophe losses, net of reinsurance, and $17.0 million of reinsurance reinstatement premiums at its RSUI operating unit due to the impact of Hurricanes Katrina, Rita and Dennis during the period. The Company's 2004 third quarter results reflect $97.9 million of after-tax catastrophe losses, net of reinsurance, and $6.9 million of reinsurance reinstatement premiums at its RSUI and CATA operating units due to the impact of the four Florida hurricanes during the period. Reported catastrophe losses represent management's current best estimate of catastrophe losses and include estimates of unreported claims, anticipated adverse development on reported claims and a degree of demand surge. Actual losses from 2005 third quarter catastrophes, however, may exceed management's estimate as a result of, among other things, the receipt of additional information from insureds, the attribution of losses to coverages which, for purposes of estimates, were assumed not to be exposed, and inflation in repair costs due to the limited availability of labor and materials, in which case the Company's operating results and financial condition could be further materially adversely affected.

      The Company's 2005 third quarter net losses were $92.5 million, compared with net losses of $47.0 million in the corresponding 2004 period. Net losses for the first nine months of 2005 were $0.2 million, compared with net earnings of $63.8 million in the corresponding 2004 period. Discontinued operations consist of the operations of Heads & Threads International LLC prior to its disposition in December 2004 and the operations of World

Minerals prior to its disposition in July 2005. Additional information regarding discontinued operations can be found in the Notes to Consolidated Financial Statements included in this report on Form 10-Q.

      The Company's 2005 third quarter net loss included net gains on investment transactions after tax of $32.4 million, compared with $4.3 million in the 2004 third quarter. Alleghany common stockholders' equity per share at September 30, 2005 was $228.91, an increase of 1.1% from common stockholders' equity per share of $226.50 at December 31, 2004 (as adjusted for the stock dividend declared in March 2005). On a consolidated basis, cash and invested assets were approximately $3.03 billion at September 30, 2005, an increase of 22.8% from approximately $2.47 billion at December 31, 2004.

      In the first nine months of 2005, the Company's net loss from continuing operations was $6.8 million, compared with net earnings from continuing operations of $51.2 million in the corresponding 2004 period. The 2005 nine-month net loss results include net gains on investment transactions after tax of $63.5 million, compared with $28.7 million in the first nine months of 2004, and net catastrophe losses after tax of $188.8 million, compared with $106.8 million in the corresponding 2004 period.

AIHL Insurance Group

      Alleghany Insurance Holdings LLC ("AIHL") recorded a net loss of $132.4 million on revenues of $218.7 million in the 2005 third quarter, compared with a net loss of $81.5 million on revenues of $216.4 million in the third quarter of 2004, and a net loss of $42.9 million on revenues of $705.7 million in the first nine months of 2005, compared with net earnings of $84.4 million on revenues of $664.7 million in the first nine months of 2004. AIHL's 2005 third quarter results reflect $162.8 million of after-tax catastrophe losses, net of reinsurance, and $17.0 million of reinsurance reinstatement premiums from 2005 third quarter hurricane activity. AIHL's 2004 third quarter results reflect $97.9 million of after-tax catastrophe losses, net of reinsurance, and $6.9 million of reinsurance reinstatement premiums from the four Florida hurricanes during the period.

      The comparative pre-tax contributions to AIHL's results made by its operating units RSUI, CATA and Darwin, and total AIHL results, were as follows (in millions, except ratios):

                        Three Months Ended September 30,

                                                  RSUI              CATA         Darwin(1)         AIHL
                                                --------           ------       ----------        -------
2005

Gross premiums written (2)                      $  305.9           $ 44.1          $ 43.0         $ 393.0

Net premiums written (2)                           134.0             41.7            26.0           201.7

Net premiums earned                             $  133.1           $ 39.4          $ 22.0         $ 194.5
Loss and loss adjustment expenses                  326.8             18.3            14.9           360.0
Underwriting expenses                               32.7             16.3             6.7            55.7
                                                --------           ------          ------         -------
Underwriting (loss) profit (3)                  $ (226.4)          $  4.8          $  0.4          (221.2)
                                                ========           =======         ======
Interest, dividend and other income                                                                  19.7
Net gain on investment transactions                                                                   4.6
Other expenses                                                                                       (9.6)
Loss before income taxes                                                                          $(206.5)
                                                                                                  =======

Loss ratio (4)                                     245.5%            46.3%           68.1%          185.1%
Expense ratio (5)                                   24.6%            41.5%           30.3%           28.7%
Combined ratio (6)                                 270.1%            87.8%           98.4%          213.8%

2004

Gross premiums written (2)                      $  305.5           $ 43.7          $ 25.3         $ 374.5
Net premiums written (2)                           155.7             39.1            17.2           212.0

Net premiums earned                             $  147.5           $ 37.7          $ 13.4         $ 198.6
Loss and loss adjustment expenses                  212.2             21.3             8.7           242.2
Underwriting expenses                               23.3             20.9             4.5            48.7
                                                --------           ------          ------         -------
Underwriting (loss) profit (3)                  $  (88.0)          $ (4.5)         $  0.2           (92.3)
                                                ========           =======         ======
Interest, dividend and other income                                                                  11.1
Net gain on investment transactions                                                                   6.7
Other expenses                                                                                       (7.0)
                                                                                                  -------
Loss before income taxes                                                                          $ (81.5)
                                                                                                  =======

Loss ratio (4)                                     143.9%            56.3%           65.0%          121.9%
Expense ratio (5)                                   15.8%            55.5%           33.8%           24.5%
Combined ratio (6)                                 159.7%           111.8%           98.8%          146.4%

                        Nine months Ended September 30,
                                                  RSUI              CATA         Darwin(1)         AIHL
                                                --------           ------       ----------       ---------
2005

Gross premiums written (2)                      $  902.2           $133.0          $113.5        $1,148.7
Net premiums written (2)                           443.8            126.5            67.3           637.6

Net premiums earned                             $  446.8           $119.2          $ 60.7        $  626.7
Loss and loss adjustment expenses                  492.2             56.1            41.4           589.7
Underwriting expenses                               94.1             51.9            18.2           164.1
                                                --------           ------          ------        --------
Underwriting (loss) profit (3)                  $ (139.4)          $ 11.2          $  1.1          (127.1)
                                                ========           ======          ======
Interest, dividend and other income                                                                  48.6
Net gain on investment transactions                                                                  30.4
Other expenses                                                                                      (23.2)
                                                                                                 --------
Loss before income taxes                                                                         $  (71.3)
                                                                                                 ========

Loss ratio (4)                                     110.2%            47.1%           68.2%           94.1%
Expense ratio (5)                                   21.1%            43.5%           29.9%           26.2%
Combined ratio (6)                                 131.2%            90.6%           98.1%          120.3%

2004

Gross premiums written (2)                      $  907.9           $132.1          $ 66.1        $1,106.1
Net premiums written (2)                           465.3            118.1            45.8           629.2

Net premiums earned                             $  449.8           $111.7          $ 30.0        $  591.5
Loss and loss adjustment expenses                  345.6             62.6            19.1           427.3
Underwriting expenses                               70.2             51.7            11.2           133.1
                                                --------           ------          ------        --------
Underwriting profit (loss) (3)                  $   34.0           $ (2.6)         $ (0.3)           31.1
                                                ========           ======          ======
Interest, dividend and other income                                                                  30.8
Net gain on investment transactions                                                                  42.5
Other expenses                                                                                      (20.0)
                                                                                                 --------
Earnings before income taxes                                                                     $   84.4
                                                                                                 ========

Loss ratio (4)                                      76.8%            56.1%           63.6%           72.2%
Expense ratio (5)                                   15.6%            46.3%           37.2%           22.5%
Combined ratio (6)                                  92.4%           102.4%          100.8%           94.7%

(1) Although Darwin is an underwriting manager for Platte River and certain subsidiaries of CATA, Darwin is managed on an operating unit basis and, therefore, the results of business generated by Darwin have been separated from CATA's results for purposes of this table.

(2) Amounts do not reflect the impact of an inter-company pooling agreement.

(3) Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with U.S. generally accepted accounting principles ("GAAP"), and does not include interest, dividend and other income or net gains on investment transactions. Underwriting profit
(loss) does not replace net earnings (loss) determined in accordance with GAAP as a measure of profitability; rather, the Company believes that underwriting profit (loss) enhances the understanding of AIHL's insurance operating units' operating results by highlighting net earnings attributable to their underwriting performance. With the addition of interest, dividend and other income and net gains on investment transactions, reported pre-tax net earnings (a GAAP measure) may show a profit despite an underlying underwriting loss. Where such underwriting losses persist over extended periods, an insurance company's ability to continue as an ongoing concern may be at risk. Therefore, the Company views underwriting profit (loss) as an important measure in the overall evaluation of the performance of its insurance operations.

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

RSUI Group, Inc.

      RSUI recorded an underwriting loss of $226.4 million in the 2005 third quarter due to $249.9 million of pre-tax catastrophe losses, net of reinsurance and $26.1 million of reinsurance reinstatement premiums, primarily reflecting the impact of Hurricanes

Katrina, Rita and Dennis. RSUI's 2004 third quarter underwriting loss of $88.0 million reflects $147.9 million of pre-tax catastrophe losses, net of reinsurance and $10.5 million of reinsurance reinstatement premiums, primarily reflecting the impact of the four Florida hurricanes during the period. RSUI's reported hurricane losses represent management's current best estimate and are based on management's assessment of information from actual claim reports, information derived from third party catastrophe modeling software, as well as industry loss estimates. In addition, RSUI's reported hurricane losses include estimates of unreported claims, anticipated adverse development on reported claims and a degree of demand surge. RSUI's actual losses from the hurricanes, however, may exceed its estimate as a result of, among other things, the receipt of additional information from insureds, the attribution of losses to coverages which, for purposes of estimates, were assumed not to be exposed, and inflation in repair costs due to the limited availability of labor and materials, in which case RSUI's operating results and financial condition could be further materially adversely affected.

      Of RSUI's $1.06 billion of estimated gross losses from Hurricane Katrina, $855.8 million were ceded to RSUI's reinsurers under all of RSUI's reinsurance programs. Of this amount, $513.8 million was first applied to RSUI's surplus share, facultative and per risk reinsurance programs and $342.0 million was then applied to RSUI's catastrophe reinsurance program. Under RSUI's $400.0 million aggregate limit catastrophe reinsurance program, which applies to losses after deducting all recoveries from other reinsurance programs, RSUI retains the first $40.0 million of losses, 5% (or $18.0 million) of losses from $40.0 million to $400.0 million and 100% of losses above $400.0 million. The reinsurance recoveries for Hurricane Katrina anticipate the full utilization of RSUI's catastrophe reinsurance program and significant utilization of the occurrence limits of its surplus share and per risk reinsurance treaties. As a result, should Hurricane Katrina's losses prove to be greater than currently estimated, RSUI would not have reinsurance coverage under its catastrophe program or significant reinsurance coverage under its other reinsurance programs available for additional loss amounts. After payment of reinsurance reinstatement premiums with respect to its catastrophe and per risk reinsurance treaties, RSUI currently estimates it has in excess of 95% of the limits of its catastrophe reinsurance program available in the event gross losses from Hurricane Rita increase or future catastrophe events occur during the coverage period.

      At September 30, 2005, RSUI had reinsurance recoverables of $1.52 billion on gross unpaid loss and loss adjustment expenses of $2.22 billion. Although reinsurance makes the reinsurer liable to RSUI to the extent risk is transferred or ceded to the reinsurer, it does not relieve RSUI of its liability to its policyholders. Accordingly, RSUI bears risk with respect to its reinsurers to the extent they do not pay claims made by RSUI on a timely basis, or do not pay some or all of these claims. Therefore, the financial strength of its reinsurers is important. Approximately 97.7%, or $1.48 billion, of RSUI's reinsurance recoverables balance at September 30, 2005 was due from reinsurance companies having financial strength ratings of A or higher ( as of September

30, 2005) by A.M. Best Company, Inc., an independent organization that analyzes the insurance industry. RSUI had no allowance for uncollectible reinsurance as of September 30, 2005.

      The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, which can affect RSUI's business volume and profitability. RSUI's reinsurance programs are generally subject to renewal on an annual basis. RSUI's current catastrophe and per risk reinsurance treaties expire on May 1, 2006, and its surplus share reinsurance treaties expire on January 1, 2006. If RSUI is unable to renew its expiring programs or to obtain new reinsurance coverage at terms and at a price acceptable to it, either RSUI's net exposures would increase, which could increase the volatility of its results, or, if RSUI was unwilling to bear an increase in net exposures, the level of its underwriting commitments for catastrophe and non-catastrophe exposed risks would have to be reduced, which may reduce RSUI's revenues and net income.

      As part of its approach to managing catastrophe risk, RSUI has historically used a number of tools, including third party catastrophe modeling software, to help model estimated losses. RSUI has used such estimated loss scenarios to set its level of risk retention and help structure its reinsurance programs. Such modeled estimates, however, have not accurately predicted RSUI's ultimate losses with respect to recent hurricane activity. In the case of Hurricane Katrina, the modeled estimates significantly underestimated RSUI's current estimate of ultimate losses due to a number of factors, including damageability ratios and the effect of storm surge. Accordingly, RSUI is reviewing and analyzing its catastrophe exposure management approach, including its modeling tools and its underwriting guidelines and procedures, in an attempt to manage its accumulations of risk such that its loss exposure conforms to its established risk tolerances and fits within its reinsurance programs. Actions RSUI may take as a result of such review could end up reducing, possibly significantly, its writings in certain classes of catastrophe exposed business. Prior to completion of these actions, RSUI remains exposed to greater catastrophe risks than previously expected.

      Subsequent to the end of the 2005 third quarter, Hurricane Wilma made landfall in Mexico and Florida. RSUI has exposure to Hurricane Wilma in Florida but currently does not have sufficient information to estimate its losses. To the extent that RSUI utilizes coverage under its catastrophe reinsurance program with respect to losses from Wilma, such utilization will reduce the amounts available for future catastrophe events that occur until the catastrophe reinsurance program expires on May 1, 2006.

Capitol Transamerica Corporation

      The increase in CATA's underwriting profit in the third quarter and first nine months of 2005 compared with the corresponding 2004 periods primarily reflects a $2.9 million pre-tax reduction in prior year loss reserves in the first nine months of 2005 (compared with a $1.4 million increase in prior year loss reserves in the first nine months of 2004) due to lower actual loss emergence than assumed for purposes of setting reserves and a decrease in reinsurance costs. Gross premiums written during the third quarter and first nine months of 2005 increased slightly from the corresponding 2004 periods, reflecting the continued expansion of CATA's business into the excess and surplus markets, partially offset by the loss of premiums attributable to the contract surety lines of business that CATA exited in the 2005 first quarter. The increase in net premiums earned at CATA in the third quarter and first nine months of 2005 from the corresponding 2004 periods primarily reflects growth in both excess and surplus markets and commercial surety lines and lower reinsurance costs partially offset by the loss of premiums attributable to the exit from contract surety. The decrease in loss and loss adjustment expenses in the third quarter and first nine months of 2005 from the corresponding 2004 periods reflects the $2.9 million pre-tax reduction in prior year loss reserves in the first nine months of 2005 (compared with the $1.4 million increase in prior year loss reserves during the first nine months of 2004), partially offset by additional current accident year reserve provisions relating to the increase in net premiums earned in the third quarter and first nine months of 2005.

      CATA experienced lower levels of rate increases in its property and casualty lines of business, primarily due to increased competition, and generally unchanged commercial surety rates for the 2005 third quarter and first nine months of 2005 as compared with the third quarter and first nine months of 2004.

Darwin Professional Underwriters

      Darwin reported an increase in underwriting profit in the third quarter and first nine months of 2005 from the corresponding 2004 periods, primarily reflecting a significant increase in net premiums earned due to increased levels of gross premiums written across all lines of business, partially offset by increased loss and loss adjustment expenses and underwriting expenses primarily attributable to such premium growth. As Darwin commenced operations in May 2003, it does not have sufficient claims history on which to base its reserves. In the absence of such history, Darwin's management and outside actuaries have used industry data related to the lines of business underwritten by Darwin to establish reserves until sufficient claims experience exists.

Loss Reserves

      The following table presents the reserves established in connection with the losses and LAE liabilities of AIHL's insurance operating units on a gross and net basis by line of business. Such reserve amounts represent the accumulation of estimates of ultimate losses (including losses incurred but not reported) and LAE.

                                        PROPERTY      CASUALTY        CMP         SURETY     ALL OTHER     TOTAL
                                        --------      --------       ------       ------     ---------     -----
         (dollars in millions)
AT SEPTEMBER 30, 2005

Gross loss and LAE reserves             $1,418.4       $923.8        $ 86.6       $17.4       $111.1      $2,557.3

Reinsurance recoverables on unpaid
   losses                               (1,096.5)      (369.1)         (1.0)       (1.9)       (85.7)     (1,554.2)
                                        --------       ------        ------       -----       ------      --------

Net loss and LAE reserves               $  321.9       $554.7        $ 85.6       $15.5       $ 25.4      $1,003.1
                                        ========       ======        ======       =====       ======      ========

AT DECEMBER 31, 2004

Gross loss and LAE reserves             $  449.7       $563.2        $ 82.6       $15.8       $121.0      $1,232.3

Reinsurance recoverables on unpaid
   losses                                 (276.5)      (217.3)         (1.0)       (1.0)       (95.6)       (591.4)
                                        --------       ------        ------       -----       ------      --------

Net loss and LAE reserves               $  173.2       $345.9        $ 81.6       $14.8       $ 25.4      $  640.9
                                        ========       ======        ======       =====       ======      ========

      Gross and net loss and LAE reserves increased at September 30, 2005 from December 31, 2004, primarily reflecting increases in property and casualty loss and LAE reserves. With respect to property lines of business, the increase in gross and net loss and LAE reserves reflects the impact of the 2005 third quarter hurricanes, partially offset by amounts paid during the first nine months of 2005 with respect to 2004 third quarter catastrophe losses. The 2005 third quarter hurricanes added $1.3 billion to gross property loss and LAE reserves and $256.8 million to net property loss and LAE reserves at September 30, 2005.

      The increase in gross and net loss and LAE reserves for casualty lines of business (which include, among others, excess and umbrella liability, directors and officers' liability, professional liability, general liability and workers' compensation) primarily reflects increased net earned premiums for general liability, umbrella and professional liability exposures and limited paid loss activity for the current and prior casualty accident years. With respect to commercial multiple peril ("CMP") lines of business, which include both property and casualty exposures, the increase in gross and net loss and LAE reserves primarily reflects an increase in CMP premiums earned in 2005. Surety gross and net loss and LAE reserves have increased from December 31, 2004 to correspond to the increase in the earned premiums associated with CATA's contract surety business, which was put in run-off in the first quarter of this year.

      The decrease in gross loss and LAE reserves in "All Other" lines of business (which primarily consist of loss and LAE reserves for discontinued lines of business and loss and LAE reserves acquired in connection with the acquisition of companies for which the seller provided loss reserve guarantees) primarily reflects a decrease in loss and LAE reserves acquired in connection with the acquisition of Platte River Insurance Company in January 2002 for which the seller provided loss reserve guarantees, partially offset by an increase in loss and LAE reserves resulting from the acquisition in May 2005 of Ulico Indemnity Company ("Ulico") by Darwin National Assurance Company. Ulico loss and LAE reserves at September 30, 2005, for which the seller provided loss reserve guarantees, were approximately $6.2 million. On a net basis, the unpaid loss and LAE reserves in "All Other" lines of business at September 30, 2005 were unchanged from year-end 2004. The net loss and LAE reserves are primarily related to assumed reinsurance written by CATA in the early 1970's for which there has been only small paid loss activity in 2005.

AIHL Investment Results

      AIHL's 2005 third quarter net earnings include investment income of $19.7 million, compared with $11.1 million in the corresponding 2004 period. AIHL's net earnings for the first nine months in 2005 include investment income of $48.6 million, compared with $30.7 million in the corresponding 2004 period. The increase in the more recent periods reflects higher invested assets and higher investment yields compared with the corresponding 2004 periods.

      AIHL's 2005 third quarter net earnings include net gains on investment transactions of $4.6 million, compared with $6.7 million in the corresponding 2004 period. AIHL's net earnings for the first nine months in 2005 include net gains on investment transactions of $30.4 million, compared with $42.5 million in the corresponding 2004 period.

Corporate Activities

      Corporate activities' 2005 third quarter results include $45.3 million of net gains on investment transactions before tax as a result of the disposition of 1.0 million shares of common stock of Burlington Northern Santa Fe Corporation, compared with no such gains in the corresponding 2004 period, and corporate activities' results in the first nine months of 2005 include $67.3 million of net gains on investment transactions before tax, compared with $1.7 million in the first nine months of 2004.

      As of September 30, 2005, the Company beneficially owned 7.0 million shares, or approximately 1.9 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation, which had an aggregate market value on that date of approximately $418.6 million, or $59.80 per share. The aggregate cost of such shares is approximately $84.5 million, or $12.07 per share.

      As of September 30, 2005, the Company had 7,895,189 shares of common stock outstanding (which includes the stock dividend declared in March 2005).

      The Company's results in the third quarter and first nine months of 2005 are not indicative of operating results in future periods. The Company and its subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses.

      The Company and its subsidiaries have certain obligations to make future payments under contracts and credit-related financial instruments and commitments. At September 30, 2005, certain long-term contractual obligations and credit-related financial commitments were as follows (in thousands):

                                                                            MORE THAN 1    MORE THAN         MORE
                                                              WITHIN 1       YEAR BUT     3 YEARS BUT      THAN  5
          CONTRACTUAL OBLIGATIONS                 TOTAL         YEAR         WITHIN 3       WITHIN 5        YEARS
          -----------------------               ----------    --------      -----------   -----------      --------
Long-term debt obligations                      $   80,000    $     --       $ 80,000       $     --       $     --
Operating lease obligations                         43,879       6,490         13,948         12,160         11,281
Other long-term liabilities reflected on
  consolidated balance sheet under GAAP*
                                                     7,493         981          1,962          1,337          3,213
Losses and LAE                                   2,557,249     939,608        849,774        366,563        401,334
                                                ----------    --------       --------       --------       --------
                                      TOTAL     $2,688,621    $947,079       $945,654       $380,060       $415,828
                                                ==========    ========       ========       ========       ========

* Other long-term liabilities primarily reflect pension and long-term incentive obligations.

      The Company's insurance operations have obligations to make certain payments for losses and LAE pursuant to insurance policies they issue. These future payments are reflected as reserves on the Company's financial statements. With respect to loss and LAE, there is typically no minimum contractual commitment associated with insurance contracts and the timing and ultimate amount of actual claims related to these reserves is uncertain.

      Information regarding the Company's accounting policies is included in the Company's 2004 Form 10-K, 2005 First Quarter Form 10-Q, 2005 Second Quarter Form 10-Q and the Notes to Consolidated Financial Statements included in this report on Form 10-Q.

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

      The table below presents a sensitivity analysis of the debt securities of the Company and its insurance subsidiaries that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential changes in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, the Company uses fair values to measure its potential change, and a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical September 30, 2005 ending prices based on yields adjusted to reflect a +/ - 300 basis point range of change in interest rates, comparing such hypothetical ending price to actual ending prices, and multiplying the difference by the par outstanding.

SENSITIVITY ANALYSIS
At September 30, 2005
(dollars in millions)

INTEREST RATE SHIFTS                        -300         -200        -100         0          100         200         300
--------------------                      --------     --------    --------    --------    --------    --------    --------
ASSETS
Debt securities, fair value               $1,810.1     $1,757.6    $1,706.0    $1,654.0    $1,599.3    $1,544.1    $1,489.0
Estimated change in fair value            $  156.1     $  103.6    $   52.0    $    ---    $  (54.7)   $ (109.9)   $ (165.0)

LIABILITIES
Subsidiaries' debt, fair value            $   81.2     $   81.2    $   82.2    $   83.2    $   84.2    $   85.2    $   85.2
Estimated change in fair value            $   (2.0)    $   (2.0)   $   (1.0)   $    ---    $    1.0    $    2.0    $    2.0

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

FORWARD-LOOKING STATEMENTS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" contain disclosures which are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "plan," "believe," "potential," "should," "continue" or the negative versions of those words or other comparable words. These forward-looking statements are based upon the Company's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. These statements are not guarantees of future performance, and the Company has no specific intention to update these statements. The uncertainties and risks include, but are not limited to risks relating to the Company's insurance subsidiaries such as

- significant weather-related or other natural or human-made catastrophes and disasters;

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

- adverse loss development for events insured by such subsidiaries in either the current year or prior year.

Additional risks and uncertainties include general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession; changes in costs, including changes in labor costs, energy costs and raw material prices; variations in political, economic or other factors; risks relating to conducting operations in a competitive environment; effects of acquisition and disposition activities, inflation rates or recessionary or expansive trends, changes in market prices of the Company's significant equity investments; extended labor disruptions, civil unrest or other external factors over which the Company has no control; and changes in the Company's plans, strategies, objectives, expectations or intentions, which may happen at any time at its discretion. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

                           PART II. OTHER INFORMATION

ITEM  6.  EXHIBITS.

  Exhibit Number                         Description

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

                                            ALLEGHANY CORPORATION
                                            ---------------------
                                            Registrant

Date: November 9, 2005                      /s/ Roger B. Gorham
                                            -------------------
                                            Roger B. Gorham
                                            Senior Vice President
                                                  (and chief financial officer)