Form 10-K
period 2005-12-31
ALLEGHANY CORP /DE
filed 2006-03-03
CIK 775368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-9371
ALLEGHANY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	51-0283071

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7 Times Square Tower, New York, New York	10036

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 212/752-1356
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1.00 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: Not applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☑
As of June 30, 2005, 7,890,886 shares of Common Stock were outstanding, and the aggregate market value (based upon the closing price of these shares on the New York Stock Exchange) of the shares of Common Stock of Alleghany Corporation held by non-affiliates was $1,825,186,770.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to Annual Meeting of Stockholders of Alleghany Corporation to be held on April 28, 2006 are incorporated into Part III of this Form 10-K Report.

ALLEGHANY CORPORATION
Form 10-K Report
for the year ended December 31, 2005

PART I
     References in this Form 10-K Report to the “company,” “we,” “our” and “us” are to Alleghany Corporation and its subsidiaries, unless the context otherwise requires. In addition, unless the context otherwise requires, references to AIHL are to our insurance holding company subsidiary Alleghany Insurance Holdings LLC, references to RSUI are to our subsidiary RSUI Group, Inc. and its subsidiaries, “CATA” refers to our subsidiary Capitol Transamerica Corporation and its subsidiaries, Platte River refers to our Platte River Insurance Company subsidiary and “Darwin” refers to our subsidiary Darwin Professional Underwriters, Inc. and its subsidiaries. Results for CATA in this Form 10-K Report include Platte River results, unless the context otherwise requires.
Items 1 and 2. Business and Properties.
Business Overview
     We were incorporated in 1984 under the laws of the State of Delaware. In December 1986, we succeeded to the business of our parent company, Alleghany Corporation, a Maryland corporation incorporated in 1929, upon its liquidation. We are engaged, through AIHL and its subsidiaries RSUI, CATA, Darwin and Platte River, in the property and casualty and surety and fidelity insurance business. We also own and manage properties in the Sacramento, California region through our subsidiary Alleghany Properties LLC, or “Alleghany Properties.”
     We were engaged in the industrial minerals business through World Minerals, Inc. and its subsidiaries, or “World Minerals,” until July 14, 2005, when we sold that business to Imerys USA, Inc. We were also engaged, through our subsidiary Heads & Threads International LLC, or “Heads & Threads,” in the steel fastener importing and distribution business until December 31, 2004 when Heads & Threads was merged with an acquisition vehicle formed by a private investor group led by Heads & Threads management and Capital Partners, Inc. As a result of our disposition of World Minerals and Heads & Threads, these businesses have been classified as discontinued operations in this Form 10-K Report, and we no longer have any foreign operations.
     In 2005, we studied a number of potential acquisitions. We intend to continue to expand our operations through internal growth at our subsidiaries as well as through possible operating company acquisitions and investments. At December 31, 2005, we had 676 employees, with 661 at our subsidiaries and 15 at the parent level. Our principal executive offices are located in leased office space of approximately 14,200 square feet at 7 Times Square Tower, New York, New York 10036 and our telephone number is (212) 752-1356.
     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” are available on our website at www.alleghany.com, as soon as reasonably practicable after we electronically file or furnish this material to the Securities and Exchange Commission. Our Financial Personnel Code of Ethics, Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters for our Audit, Compensation and Nominating and Governance Committees are also available on our website. In addition, you may obtain, free of charge, copies of any of the above reports or documents upon request to the Secretary of our company.
     We refer you to Items 7 and 8 of this Form 10-K Report for further information about our business in 2005. Our consolidated financial statements are set forth in Item 8 of this Form 10-K Report and include our accounts and the accounts of our subsidiaries for all periods presented.

Property and Casualty Insurance Businesses
     General Description of Business
     AIHL is our holding company for our property and casualty insurance operations, which are conducted through RSUI, headquartered in Atlanta, Georgia, CATA and Platte River, headquartered in Middleton, Wisconsin and Darwin, headquartered in Farmington, Connecticut. In addition, surety and fidelity operations are conducted through CATA and Platte River. Unless we state otherwise, references to AIHL include the operations of RSUI, CATA, Platte River and Darwin.
     In general, property insurance protects an insured against financial loss arising out of loss of property or its use caused by an insured peril. Casualty insurance protects the insured against financial loss arising out of the insured’s obligation to others for loss or damage to persons or property. In 2005, property insurance accounted for approximately 42.4 percent and casualty insurance accounted for approximately 55.0 percent of AIHL’s gross premiums written. Surety bonds, both commercial and contract, are three-party agreements in which the issuer of the bond (the surety) joins with a second party (the principal) in guaranteeing to a third party (the owner/obligee) the fulfillment of some obligation on the part of the principal to the owner/obligee. Fidelity bonds cover losses arising from employee dishonesty. In 2005, surety bonds accounted for approximately 2.4 percent and fidelity bonds 0.2 percent of AIHL’s gross premiums written.
     RSUI Group, Inc.
     General. RSUI, which includes the operations of its operating subsidiaries RSUI Indemnity Company, or “RIC,” and Landmark American Insurance Company, or “Landmark,” underwrites specialty insurance coverages in the property, umbrella/excess, general liability, directors and officers liability, or “D&O,” and professional liability lines of business. RSUI writes business on an admitted basis primarily through RIC in the 47 states and the District of Columbia where RIC is licensed and subject to form and rate regulations. RSUI writes business on an approved, non-admitted basis primarily through Landmark, which, as a non-admitted company, is not subject to state form and rate regulations and thus has more flexibility in its rates and coverages for specialized or hard-to-place risks. As of December 31, 2005, Landmark was approved to write business on a non-admitted basis in 49 states and on an admitted basis in Oklahoma. RSUI also owns Resurgens Speciality Underwriting, Inc., or “Resurgens Specialty,” a wholesale specialty underwriting agency.
     RIC and Landmark entered into a quota share arrangement, effective as of September 1, 2003, whereby Landmark cedes 90 percent of all premiums and losses, net of third party reinsurance, to RIC. As of December 31, 2005, the statutory surplus of RIC was approximately $738.6 million and the statutory surplus of Landmark was $114.6 million. RIC is rated A (Excellent) by A.M. Best Company, Inc., or “A.M. Best,” an independent organization that analyzes the insurance industry, and Landmark is rated A (Excellent) on a reinsured basis by A.M. Best. RSUI leases approximately 115,000 square feet of office space in Atlanta, Georgia for its headquarters and approximately 34,000 square feet of office space in Sherman Oaks, California.
     Distribution. At December 31, 2005, RSUI conducted its insurance business through approximately 149 independent wholesale insurance brokers located throughout the United States and three managing general agents. RSUI’s wholesale brokers are appointed on an individual basis based on management’s appraisal of expertise and experience, and only specific locations of a wholesale broker’s operations may be appointed to distribute RSUI’s products. Producer agreements which stipulate premium collection, payment terms and commission arrangements are in place with each wholesale broker. No wholesale broker holds underwriting, claims or reinsurance authority, with the exception of underwriting authority arrangements with three wholesale brokers for small, specialized coverages. RSUI’s top five producing wholesale brokers accounted for approximately 50 percent of gross premiums written by RSUI in 2005. RSUI’s top two producing wholesale brokers, Swett & Crawford Group and CRC Insurance Services, accounted for approximately 30 percent of AIHL’s gross premiums written in 2005, with Swett & Crawford accounting for 16 percent and CRC accounting for 14 percent.
     Underwriting. RSUI’s underwriting philosophy is based on handling only product lines in which its underwriters have strong underwriting expertise. RSUI generally focuses on higher severity, lower frequency specialty risks that can be effectively “desk underwritten” without the need for inspection or engineering reviews. RSUI tracks underwriting results for each of its underwriters and believes that the underwriting systems and applications it has in place facilitate efficient underwriting and high productivity levels. Underwriting authority is delegated on a “top-down” basis ultimately to individual underwriters based on experience and expertise. This authority is in writing and addresses maximum limits, excluded classes and coverages and premium size referral. Referral to a product line manager is required for risks exceeding an underwriter’s authority.
     Capitol Transamerica Corporation
     General. CATA, primarily through its wholly-owned subsidiaries Capitol Indemnity Corporation, or “Capitol Indemnity,” and Capitol Specialty Insurance Corporation, or “CSIC,” operates in 49 states and the District of Columbia, with a geographic concentration in the Midwestern and Plains states. Capitol Indemnity conducts its property and casualty insurance business on an admitted basis except in California where it operates as an approved, non-admitted insurer. Capitol Indemnity also writes surety and fidelity products such as commercial surety bonds, contract surety bonds and fidelity bonds on a national basis. Commercial surety bonds include all surety bonds other than contract surety bonds and cover obligations typically required by law or regulation, such as license and permit coverage. Capitol Indemnity offers contract surety bonds in the non-construction segment of the market which secure performance under supply, service and maintenance contracts and developer subdivision bonds. Fidelity bonds cover losses arising from employee dishonesty. CSIC conducts its business on an approved, non-admitted basis and writes primarily specialty lines of property and casualty insurance for certain types of businesses or activities, including barber and beauty shops, bowling alleys, contractors, restaurants and taverns. Platte River is licensed in 50 states and the District of Columbia and operates in conjunction with Capitol Indemnity by providing surety and fidelity products. Platte River also offers pricing flexibility in those jurisdictions where both Capitol Indemnity and Platte River are licensed. The property and casualty business of CATA accounted for approximately 77 percent of its gross premiums written in 2005, while the surety and fidelity business accounted for the remainder.
     CATA continuously evaluates its lines of business and adjusts its product offerings as appropriate. In January 2005, CATA decided to exit the construction segment of the contract surety line of business upon completion of a strategic review and since then has not issued additional contract surety bonds in the construction segment, except to the extent required under applicable law or in certain other limited circumstances. CATA continues to manage the run-off from this business line and is obligated to pay losses incurred on the construction segment of the contract surety business written by CATA prior to exit.
     As of December 31, 2005, the statutory surplus of Capitol Indemnity was approximately $171.9 million and the statutory surplus of Platte River was approximately $33.5 million. Capitol Indemnity and Platte River are rated A (Excellent) on a pooled basis by A.M. Best.

CSIC, which is party to a quota share arrangement with its parent Capitol Indemnity, is rated A (Excellent) on a reinsured basis by A.M. Best. CATA leases approximately 55,000 square feet of office space in Middleton, Wisconsin for its and Platte River’s headquarters.
     Distribution. CATA and Platte River conduct their insurance business through independent and general insurance agents located throughout the United States, with a concentration in the Midwestern and Plains states. At December 31, 2005, CATA and Platte River had approximately 450 independent agents and 40 general agents licensed to write property and casualty and surety and fidelity coverages, as well as approximately 280 independent agents licensed only to write surety coverages. The general agents write very little surety and fidelity business and have full quoting and binding authority within the parameters of their agency contracts with respect to the property and casualty business that they write. Local agents have binding authority for certain business owner policy products, including workers compensation, and non-contract surety products. No agent of CATA or Platte River’s had writings in excess of 10 percent of AIHL’s gross premiums written in 2005.
     Underwriting. CATA and Platte River’s underwriting strategy emphasizes underwriting profitability. Key elements of this strategy are prudent risk selection, appropriate pricing and coverage customization. All accounts are reviewed on an individual basis to determine underwriting acceptability. CATA and Platte River are subscribers to the Insurance Service Organization, or “ISO,” and Surety Association of America, or “SAA,” insurance reference resources recognized by the insurance industry. Underwriting procedures, rates and contractual coverage obligations are based on procedures and data developed by the ISO for property and casualty lines and by the SAA for surety lines. Underwriting acceptability is determined by type of business, claims experience, length of time in business and business experience, age and condition of premises occupied and financial stability. Information is obtained from, among other sources, agent applications, financial reports and on-site loss control surveys. If an account does not meet predetermined acceptability parameters, coverage is declined. If an in-force policy becomes unprofitable due to extraordinary claims activity or inadequate premium levels, a non-renewal notice is issued in accordance with individual state statutes and rules.
     Darwin Professional Underwriters, Inc.
     General. Darwin is a specialty property and casualty insurance group focused on three broad professional liability market lines of business: D&O, errors and omissions, or “E&O,” and medical malpractice liability. Darwin was initially formed in March 2003 as an underwriting manager for CATA. On May 3, 2004, AIHL acquired U.S. AEGIS Energy Insurance Company, subsequently renamed Darwin National Assurance Company, or “DNA,” an admitted insurance company domiciled in Delaware, from Aegis Holding Inc. On May 2, 2005, DNA purchased Ulico Indemnity Company, subsequently renamed Darwin Select Insurance Company, or “Darwin Select,” an excess and surplus lines insurance company domiciled in Arkansas, from Ulico Casualty Company. These acquisitions were intended to support future business underwritten by Darwin. As of December 31, 2005, DNA was licensed to write business in 47 states and the District of Columbia, and Darwin Select was licensed on an admitted basis to write business in its state of domicile and authorized to write business on a surplus lines basis in 40 additional states. At December 31, 2005, DNA’s statutory surplus was approximately $173.6 million.
     As part of our effort to transition Darwin to a stand-alone insurance underwriting group, in November 2005 we contributed $135 million to Darwin, which in turn contributed this amount to DNA. This capital infusion resulted in total capitalization for the Darwin insurance carriers of approximately $200 million and enabled them to obtain an independent rating of A- (Excellent) from A.M. Best. In addition, effective October 1, 2005, DNA assumed all the risk and exposure on the specialty liability insurance policies produced by Darwin and issued by CATA since the formation of Darwin in March 2003. Finally, effective as of January 1, 2006, we reorganized Darwin by combining DNA and Darwin Select under the underwriting manager Darwin Professional Underwriters. After giving effect to the reorganization, Darwin will be owned 90 percent by AIHL and 10 percent by Darwin management through a restricted share program. Darwin leases approximately 36,000 square feet of office space in Farmington, Connecticut for its headquarters.
     Distribution. Darwin is highly selective in establishing relationships with distribution partners. Its business development staff is responsible for selecting brokers and agents, training them to market and sell Darwin’s products and monitoring their operations to ensure compliance with Darwin’s production and profitability standards. Currently, Darwin sells its products through approximately 150 distribution partners, including two program administrators, one of which is in Darwin’s municipal entity and public officials E&O class of business and the other of which is in Darwin’s psychiatrists medical malpractice liability class of business. Darwin’s selection criteria for distribution partners and program administrators include profitability, reputation, and shared values with Darwin. Authority to bind policies is delegated carefully, audits by Darwin are regular and Darwin retains responsibility for claims administration. Darwin’s distribution partners produce business through traditional channels as well as through “i-Bind,” its web-based underwriting system. No Darwin distribution partner had writings in excess of 10 percent of AIHL’s gross premiums written in 2005.
     Underwriting. Darwin’s underwriting approach focuses on disciplined analysis, appropriate pricing based on the actual risk and attachment level and the granting of appropriate coverage, accompanied by underwriting and actuarial reviews of accounts. Formal rating strategies and plans have been adopted for each line of business. Darwin determines underwriting acceptability by type of business, company experience, claims experience, experience of the insured’s management team, financial stability and other relevant factors. Information is obtained from, among other sources, application forms, underlying insurance coverage (if any), company policies and procedures, loss experience, financial condition, public disclosures and interviews with the insured’s management team. If an account does not meet acceptability parameters, coverage is declined. In connection with renewal, claims activity is reviewed to ensure that profitability assessments were correct and the information obtained during the prior underwriting of the insured is updated.
     Changes in Historical Net Loss and LAE Reserves
     The following table shows changes in historical net loss and loss adjustment expense, or “LAE,” reserves for AIHL for each year since 2002. The first line of the upper portion of the table shows the net reserves at December 31 of each of the indicated years, representing the estimated amounts of net outstanding losses and LAE for claims arising during that year and in all prior years that are unpaid, including losses that have been incurred but not yet reported to AIHL’s insurance operating units. The upper (paid) portion of the table shows the cumulative net amounts paid as of December 31 of successive years with respect to the net reserve liability for each year. The lower portion of the table shows the re-estimated amount of the previously recorded net reserves for each year based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about claims for individual years. In evaluating the information in the table, it should be noted that a reserve amount reported in any period includes the effect of any subsequent change in such reserve amount. For example, if a loss was first reserved in 2002 at $100,000 and was determined in 2003 to be $150,000, the $50,000 deficiency would be included in the Cumulative Redundancy (Deficiency) row shown below for each of the years 2002 through 2005.

     Conditions and trends that have affected the development of the net reserve liability in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.
Changes in Historical Net Reserves for Losses and LAE

	Years Ended December 31
(in thousands)	2002	2003	2004	2005
Net liability as of the end of year	$113,705	$275,962	$640,920	$1,039,804

Cumulative amount of net liability paid as of:
One year later	47,396	72,604	239,636	—
Two years later	80,557	116,784	—	—
Three years later	100,104	—	—	—

Net liability re-estimated as of:
One year later	133,962	268,663	633,517	—
Two years later	147,964	264,584	—	—
Three years later	149,008	—	—	—

Cumulative (Deficiency) Redundancy	(35,003)	11,378	7,403	—

Gross Liability-End of Year	$258,471	$437,994	$1,232,337	$2,581,041
Less: Reinsurance Recoverable	144,766	162,032	591,417	1,541,237

Net Liability-End of Year	$113,705	$275,962	$640,920	$1,039,804

Gross Re-estimated Liability-Latest	$201,749	$397,737	$1,226,976	—
Re-estimated Recoverable-Latest	52,741	133,153	593,459	—

Net Re-estimated Liability-Latest	$149,008	$264,584	$633,517	—

Gross Cumulative Redundancy	$56,722	$40,257	$5,361	—
     The reconciliation between the aggregate net loss and LAE reserves of AIHL            reported in the annual statements filed with state insurance departments prepared in accordance with statutory accounting practices, or “SAP,” and those reported in AIHL’s consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America, or “GAAP,” for the last three years is shown below (in thousands):
     Reconciliation of Reserves for Losses and LAE from SAP Basis to GAAP Basis

	2005	2004	2003
Statutory reserves	$1,040,682	$642,017	$277,281
Reinsurance recoverables*	1,541,237	591,417	162,032
Purchase accounting adjustment	(878)	(1,097)	(1,319)

GAAP reserves	$2,581,041	$1,232,337	$437,994

*	Reinsurance recoverables in this table include only ceded loss reserves. Amounts reflected under the caption “Reinsurance recoverables” on our consolidated balance sheets set forth in Item 8 of this Form 10-K Report also include ceded unearned premium reserves and paid loss recoverables.

     The reconciliation of beginning and ending aggregate reserves for unpaid losses and LAE of AIHL for the last three years is shown below (in thousands):
Reconciliation of Reserves for Losses and LAE

	2005	2004	2003
Reserves as of January 1	$1,232,337	$437,994	$258,471
Reserves acquired	—	—	14,573
Less: reinsurance recoverables	591,417	162,032	159,766

Net reserves	640,920	275,962	113,278

Incurred loss, net of reinsurance, related to:
Current year	755,180	547,868	229,519
Prior years	(7,213)	(7,299)	20,683

Total incurred loss, net of reinsurance	747,967	540,569	250,202

Paid loss, net of reinsurance, related to:
Current year	109,431	103,033	40,122
Prior years	239,652	72,578	47,396

Total paid loss, net of reinsurance	349,083	175,611	87,518

Reserves, net of reinsurance recoverables, as of December 31	1,039,804	640,920	275,962
Reinsurance recoverables, as of December 31*	1,541,237	591,417	162,032

Reserves, gross of reinsurance recoverables, as of December 31	$2,581,041	$1,232,337	$437,994

*	Reinsurance recoverables in this table include only ceded loss reserves. Amounts reflected under the caption “Reinsurance recoverables” on our consolidated balance sheets set forth in Item 8 of this Form 10-K Report also include ceded unearned premium reserves and paid loss recoverables.
     Asbestos, Environmental Impairment and Mold Claims Reserves
     AIHL’s reserves for losses and LAE include amounts for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance of certain general liability and commercial multiple peril coverages assumed by Capitol Indemnity between 1969 and 1976. Capitol Indemnity exited this business in 1976. Promptly after we acquired CATA in January 2002, CATA’s management commenced a program to settle, or position for commutation, Capitol Indemnity’s assumed reinsurance treaties and make appropriate payments on a timely basis when deemed necessary. Since January 2002, Capitol Indemnity has experienced an increase in paid losses on its assumed reinsurance runoff related to such treaties, which was initially attributed to this change in CATA’s settlement philosophy. Upon completion in 2003 of an actuarial study undertaken by management, it was determined that the increase in paid losses related to the treaties reflected developments in the underlying claims environment, particularly with respect to asbestos related claims, and, accordingly, CATA strengthened its reserves related to such assumed reinsurance coverages in the amount of $20.7 million. For the year ended December 31, 2005, the aggregate net loss and LAE payments for asbestos and environmental impairment claims of CATA were $0.9 million, compared with $1.7 million in 2004. As of December 31, 2005, reserves of CATA totaled approximately $18.7 million for asbestos liabilities and approximately $6.9 million for environmental liabilities, resulting in aggregate asbestos and environmental reserves of $25.6 million. At December 31, 2005, the reserves for asbestos liabilities were approximately 11.1 times the average paid claims for the prior three-year period, compared with 12.4 times at December 31, 2004, and the reserves for environmental impairment liabilities were approximately 19.8 times the average paid claims for the prior three-year period, compared with 16.2 times at December 31, 2004. Additional information regarding the policies that Capitol Indemnity uses to set reserves for these asbestos and environmental claims are described on page 32 of this Form 10-K Report.
     The reconciliation of the beginning and ending aggregate reserves for unpaid losses and LAE related to asbestos and environmental impairment claims of AIHL for the years 2003 through 2005 is shown below (in thousands):
Reconciliation of Asbestos-Related Claims Reserves for Losses and LAE

	2005	2004	2003
Reserves as of January 1	$19,342	$24,781	$2,944
Losses and LAE incurred	56	(4,227)	24,985
Paid losses*	(690)	(1,212)	(3,148)

Reserves as of December 31	$18,708	$19,342	$24,781

Type of reserves
Case	$4,551	$4,548	$4,039
IBNR	14,157	14,794	20,742

Total	$18,708	$19,342	$24,781

*	Paid losses include commutations and legal settlements as well as regular paid losses.
Reconciliation of Environmental Impairment Claims Reserves for Losses and LAE

	2005	2004	2003
Reserves as of January 1	$7,118	$3,335	$4,416
Losses and LAE incurred	(56)	4,227	(658)
Paid losses	(178)	(444)	(423)

Reserves as of December 31	$6,884	$7,118	$3,335

Type of reserves
Case	$1,674	$1,674	$552
IBNR	5,210	5,444	2,783

Total	$6,884	$7,118	$3,335

     In 2004, CATA’s management performed a review of various assumed reinsurance treaties and concluded that a re-allocation of reserves totaling $4.2 million should be made from the asbestos loss claims reserve to the environmental impairment claims loss reserve. AIHL’s subsidiaries have experienced limited mold claims to date and have exclusions for mold claims in their policies.
     Catastrophe Risk Management
     AIHL’s insurance operating units, particularly RSUI, expose AIHL to losses on claims arising out of natural or man-made catastrophes. Catastrophes can be caused by various events, but losses are principally driven by hurricanes, other windstorms, earthquakes and floods. The incidence and severity of catastrophes are inherently unpredictable and may materially reduce AIHL’s profitability or produce losses in a given period. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the affected area and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, other windstorms, earthquakes and floods may produce significant damage, especially in areas that are heavily populated. The geographic distribution of AIHL’s insurance operating units subjects them to catastrophe exposure in the

United States principally from hurricanes in the Gulf coast regions, Florida, the Mid-Atlantic, and Northeast, from other windstorms in the Midwest and Southern regions and earthquakes in California, the Pacific Northwest region and along the New Madrid fault line in the Midwest region.
     AIHL’s insurance operating units use underwriting controls and systems, including catastrophe modeling, in an effort to attempt to ensure that the aggregate amount of catastrophe exposures conform to established risk tolerances and fit within the existing exposure portfolio. RSUI also relies on reinsurance to limit its exposure to catastrophes, which is discussed in more detail under “Reinsurance” below. Additional information regarding the risks faced by AIHL’s insurance operating units, particularly RSUI, with respect to managing their catastrophe exposure risk can be found on pages 22 and 23 of this Form 10-K Report.
     Reinsurance
     AIHL’s insurance operating units reinsure a significant portion of the risks they underwrite in order to mitigate their exposure to losses, manage capacity and protect capital resources. In general, the insurance operating units obtain reinsurance on a treaty and facultative basis. Treaty reinsurance is based on a contract between a primary insurer or “cedent” and a reinsurer and covers certain classes of risk specified in the treaty. Under most treaties, the cedent is obligated to offer, and the reinsurer is obligated to accept, a specified portion of a class of risk underwritten by the cedent. Alternatively, facultative reinsurance is the reinsurance of individual risks, whereby a reinsurer separately rates and underwrites each risk and is free to accept or reject each risk offered by the cedent. Facultative reinsurance is normally purchased for risks not otherwise covered or covered only in part by reinsurance treaties, and for unusual or large risks. Treaty and facultative reinsurance can be written on a quota share, surplus share or excess of loss basis. Under a quota share reinsurance treaty, the cedent and reinsurer share the premiums as well as the losses and expenses of any single risk, or an entire group of risks. Under a surplus share reinsurance treaty, the cedent is required to transfer, and the reinsurer is required to accept, the part of every risk that exceeds a predetermined amount (commonly referred to as the cedent’s “retention”), with the reinsurer sharing premiums and losses in the same proportion as it shares in the total policy limits of the risk written by the cedent. Under an excess of loss reinsurance treaty, a reinsurer agrees to reimburse the cedent for all or part of any losses in excess of the cedent’s retention, generally up to a predetermined limit, at which point the risk of loss is assumed by another reinsurer or reverts to the cedent.
     RSUI uses surplus share, quota share and excess of loss reinsurance treaties, as well as facultative reinsurance, on an extensive basis in order to build stable capacity and to provide protection against accumulations of catastrophe risk. In 2005, RSUI ceded 50 percent of its gross premiums written to reinsurers. Although the net amount of loss exposure retained by RSUI varies by line of business, in general, as of December 31, 2005, RSUI retained a maximum net exposure for any single property risk of $7.5 million and any single casualty risk of $8.0 million, with the exception of losses arising from acts of foreign terrorism. With respect to RSUI’s property lines of business, RSUI reinsures through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. Under its surplus share treaties, RSUI is indemnified on a pro rata basis against covered property losses. The amount indemnified is based on the proportionate share of risk ceded after consideration of a stipulated dollar amount of “line” for RSUI to retain in relation to the entire limit written. RSUI ceded approximately 36 percent of its property gross premiums written in 2005 under these surplus share treaties. Under RSUI’s property per risk reinsurance program, RSUI is reinsured for $95.0 million in excess of a $5.0 million net retention per risk after the application of the surplus share treaties and facultative reinsurance. RSUI’s property catastrophe reinsurance program provides $360.0 million of aggregate limits on net losses after application of the surplus share treaties, facultative reinsurance and per risk covers. After deducting all recoveries from these reinsurance programs, RSUI retains $40.0 million of net losses before the catastrophe reinsurance program attaches. Once net losses exceed $40.0 million, RSUI has a 5 percent co-participation in losses in excess of the $40.0 million retention up to $400.0 million of net losses (or $18.0 million). RSUI retains 100 percent of the net losses above $400.0 million.
     With respect to its other lines of business, RSUI reinsures through quota share treaties. For umbrella, its quota share treaty provides reinsurance for policies with limits up to $30.0 million, with RSUI ceding 50 percent of the premium and loss for policies with limits up to $10.0 million and ceding 75 percent of the premium and loss for policies with limits in excess of $10.0 million up to $30.0 million. For professional liability, its treaty provides reinsurance for policies with limits up to $5.0 million, with RSUI ceding 25 percent of the premium and losses for policies with limits up to $1.0 million and ceding 50 percent of the premium and loss on policies with limits greater than $1.0 million up to $5.0 million. Its primary casualty lines treaty provides reinsurance for policies with limits up to $2.0 million, with RSUI ceding 25 percent of the premium and loss. Finally, its D&O liability line treaty provides reinsurance for policies with limits up to $20.0 million, with RSUI ceding 40 percent of the premium and loss for all policies with limits up to $10.0 million, ceding 60 percent of the premium and loss for policies classified as “for profit” with limits in excess of $10.0 million up to $15.0 million, and ceding 60 percent of the premium and loss for policies classified as “not for profit” with limits in excess of $10.0 million up to $20.0 million.
     With respect to potential losses at RSUI arising from acts of foreign terrorism, the Terrorism Risk Insurance Act of 2002, as extended and amended by the Terrorism Risk Insurance Extension Act of 2005, which we collectively refer to as the “Terrorism Act,” established a program under which the federal government will reimburse insurers for losses arising from certain acts of foreign terrorism. As extended, the Terrorism Act is effective for an additional two years and will automatically expire on December 31, 2007. The intent of the Terrorism Act is to provide federal assistance to the insurance industry in order to meet the needs of commercial insurance policyholders with potential exposure for losses due to acts of terrorism. Under the Terrorism Act, an act must be certified by the U.S. Secretary of Treasury for it to constitute an act of terrorism, with the definition of terrorism excluding domestic acts of terrorism and acts of terrorism committed in the course of a war declared by Congress. This law requires insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism causing damage within the United States or to United States flagged vessels or aircraft. In return, the law requires the federal government to indemnify the insurers for 90 percent of insured losses for 2005 and 2006 and 85 percent of insured losses for 2007 resulting from covered acts of terrorism, subject to certain premium-based deductibles. The premium-based deductibles increased from 15 percent for 2005 to 17.5 percent for 2006, and will increase to 20 percent for 2007. In addition, federal compensation will only be paid under the Terrorism Act if (a) the aggregate industry insured losses resulting from the covered act of terrorism exceed $5.0 million for insured losses occurring prior to April 1, 2006, $50.0 million for insured losses occurring from April 1, 2006 to December 31, 2006, and $100.0 million for insured losses occurring in 2007, and (b) the aggregate industry insured losses do not exceed $100.0 billion in any year.
     AIHL’s deductible under the Terrorism Act in 2006 will be 17.5 percent of its direct premiums earned in 2005, or approximately $266.3 million, and in 2007 will be 20 percent of its direct premiums earned in 2006. AIHL’s terrorism exposure is substantially attributable to RSUI. In general, RSUI’s casualty reinsurance programs provide coverage for domestic and foreign acts of terrorism, while RSUI’s property reinsurance programs provide coverage only for domestic acts of terrorism. The cost of property reinsurance in the marketplace has increased significantly in recent years, and reinsurance capacity for terrorism exposures is limited and expensive. As a result, RSUI would be liable for these exposures on a net basis, subject to the Terrorism Act coverage, for property policies containing foreign terrorism coverage. Approximately 10.4 percent of all policies, and approximately 17.2 percent of all property policies, written by RSUI in 2005 contained coverage for domestic and foreign acts of terrorism. RSUI uses various underwriting strategies to mitigate its exposure to terrorism losses.
     CATA uses reinsurance to protect against severity losses. In 2005, CATA reinsured individual property and casualty and contract surety risks in excess of $1.5 million with various reinsurers. The commercial surety line was reinsured for individual losses above $1.25 million. In addition, CATA purchases facultative reinsurance coverage for risks in excess of $6.0 million on property and casualty and $10.0 million on commercial surety.
     In general, Darwin purchases excess of loss reinsurance on a treaty basis to stop its loss from a single occurrence on any one coverage part of any one policy. For its D&O and the majority of its E&O liability lines of business, Darwin generally retains $2.75 million of loss on policies written at Darwin’s maximum offered limit of $10.0 million. For Darwin’s managed care E&O line, where Darwin has written limits up to $20.0 million, Darwin generally retains $2.75 million of loss on the first $10.0 million of loss and $1.0 million of the next $10.0 million of loss. For certain of Darwin’s classes of E&O business (primarily public entities and psychiatrists professional liability) Darwin generally retains $250,000 to $500,000 of loss. For Darwin’s medical malpractice line of business, Darwin generally retains $1.75 million of loss at its maximum offered limit of $10.0 million. Some of Darwin’s reinsurance treaties contain premiums that will vary, within a range, depending upon the profitability of the underlying premium subject to the treaty. Darwin also obtains facultative reinsurance for certain business.
     At December 31, 2005, AIHL had reinsurance recoverables of $1.5 billion on gross unpaid losses and LAE of $2.6 billion. The reinsurance purchased by AIHL’s insurance operating units does not relieve them from their obligations to their policyholders, and therefore, the financial strength of their reinsurers is important. Approximately 97 percent of AIHL’s reinsurance recoverables balance at December 31, 2005 was due from reinsurance companies having financial strength ratings of A (Excellent) or higher by A.M. Best. AIHL had no allowance for uncollectible reinsurance as of December 31, 2005. Additional information regarding the risks faced by AIHL’s insurance operating units with respect to their use of reinsurance can be found on pages 24 and 25 of this Form 10-K Report. AIHL’s Reinsurance Security Committee, which includes certain of our officers and the chief financial officers of each of AIHL’s operating units, meets to track, analyze and manage the use of reinsurance by AIHL’s insurance operating units. The Reinsurance Security Committee considers the limits on the maximum amount of unsecured reinsurance recoverables that should be outstanding from any particular reinsurer, the lines of business that should be ceded to a particular reinsurer and, where applicable, the types of collateral that should be posted by reinsurers. Information related to concentration of reinsurance recoverables can be found in Note 5 to our consolidated financial statements set forth in Item 8 of this Form 10-K Report.
     Based on reviews by management, all of the current reinsurance contracts used by AIHL’s insurance operating units provide for sufficient transfer of insurance risk to qualify for reinsurance accounting treatment under GAAP. As such, AIHL’s insurance operating units have no reinsurance contracts accounted for under the deposit method.

     Competition
     The property and casualty businesses of RSUI and Darwin, as well as the surety and fidelity businesses of CATA and Platte River, compete on a national basis. CATA’s and Platte River’s property and casualty businesses compete on a regional basis with a primary focus on the Midwestern and Plains states. Competitors of each of these subsidiaries include other primary insurers and new forms of insurance such as alternative self-insurance mechanisms. Many competitors have considerably greater financial resources and greater experience in the insurance industry and offer a broader line of insurance products than do AIHL’s subsidiaries. Except for regulatory considerations, there are virtually no barriers to entry into the insurance industry. Competition may be domestic or foreign, and competitors are not necessarily required to be licensed by various state insurance departments. The number of competitors within the industry is not known. The commercial property and casualty insurance and fidelity and surety insurance industries are highly competitive, competing on the basis of reliability, financial strength and stability, ratings, underwriting consistency, service, business ethics, price, performance, capacity, policy terms and coverage conditions.
     Historically, insurers have experienced significant fluctuations in operating results due to competition, frequency or severity of catastrophic and other loss events, levels of capacity, general economic and social conditions and other factors. The supply of insurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. Information regarding the risks faced by our insurance operating units due to the cyclicality of the insurance business can be found on page 25 of this Form 10-K Report.
     Regulation
     AIHL is subject to the insurance holding company laws of several states. In addition, dividends and distributions by an insurance subsidiary are subject to approval by the insurance regulators of the domiciliary state of a subsidiary. Other significant transactions between an insurance subsidiary and its holding company or other subsidiaries of the holding company may require approval by insurance regulators in the domiciliary state of each of the insurance subsidiaries participating in these transactions. AIHL’s insurance operating units are subject to regulation in their domiciliary states as well as in the other states in which they do business. This regulation pertains to matters such as approving policy forms and various premium rates, licensing agents, granting and revoking licenses to transact business and regulating trade practices. The majority of AIHL’s insurance operating units are in states requiring prior approval by regulators before proposed rates for property or casualty or surety or fidelity insurance policies may be implemented. Insurance regulatory authorities perform periodic examinations of an insurer’s market conduct and other affairs.
     Insurance companies are required to report their financial condition and results of operation in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners, or “NAIC.” State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments, and require minimum capital and surplus levels. These statutory capital and surplus requirements include risk-based capital, or “RBC,” rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2005, the total adjusted capital of each of AIHL’s insurance subsidiaries exceeded the minimum levels required under RBC rules and each had excess capacity to write additional premiums in relation to these requirements.
     The NAIC annually calculates certain statutory financial ratios for most insurance companies in the United States. These calculations are known as the Insurance Regulatory Information System, or “IRIS,” ratios. There presently are twelve IRIS ratios, with each ratio having an established “usual range” of results. The IRIS ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio falling outside the usual range is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. The NAIC reports the ratios to state insurance departments who may then contact a company if four or more its ratios fall outside the NAIC’s usual ranges. Based upon calculations as of December 31, 2005, DNA and Landmark had five of their ratios falling outside the usual ranges. In the case of DNA, the five unusual ranges were due to the $135 million contribution to DNA and other actions taken in connection with Darwin’s reorganization. In the case of Landmark, three of the five unusual ranges were due to Landmark’s inter-company reinsurance relationship with RIC.
     AIHL’s subsidiaries are required under the guaranty fund laws of most states in which they transact business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. AIHL’s subsidiaries also are required to participate in various involuntary pools, principally involving workers compensation and windstorms. In most states, the involuntary pool participation of AIHL’s subsidiaries is in proportion to their voluntary writings of related lines of business in such states.
     In addition to the regulatory requirements described above, a number of current and pending legislative and regulatory measures may significantly affect the insurance business in a variety of ways. These measures include, among other things, tort reform, consumer privacy requirements and financial services deregulation initiatives.
     Employees
     AIHL’s insurance operating units employed 657 persons as of December 31, 2005, 342 of whom were at RSUI and its subsidiaries, 230 of whom were at CATA and its subsidiaries and 85 of whom were at Darwin.
Real Estate Business
     Headquartered in Sacramento, California, Alleghany Properties owns and manages properties in the Sacramento region of California. These properties include improved and unimproved commercial land and commercial and residential lots. The majority of these properties are located in the City of Sacramento in the planned community of North Natomas. A considerable amount of activity from developers has occurred in the North Natomas area since 1998, including the construction of more than 12,000 single family homes, 3,400 apartment units, office buildings and several fully-leased regional retail shopping centers. Participating in this growth, Alleghany Properties has sold over 387 acres of residential land and 61 acres of commercial property. At December 31, 2005, Alleghany Properties owned approximately 342 acres of property in various land use categories ranging from multi-family residential to commercial. Alleghany Properties had four employees at December 31, 2005.
     Item 1A. Risk Factors.
     We face risks from our property and casualty and surety and fidelity insurance businesses and our investments in debt and equity securities. Some of what we believe are our more significant risks are discussed below; however, they are not the only risks that we face. Our businesses may also be adversely affected by risks and uncertainties not currently known to us or that we currently deem immaterial.
The reserves for losses and LAE of our insurance operating units are estimates and may not be adequate, which would require them to establish additional reserves.
     Gross reserves for losses and LAE reported on our balance sheet as of December 31, 2005 were approximately $2.6 billion. These loss and LAE reserves reflect our best estimates of the cost of settling all claims and related expenses with respect to insured events that have occurred. Reserves do not represent an exact calculation of liability, but rather an estimate of what management expects the ultimate settlement and claims administration will cost for claims that have occurred, whether known or unknown. The major assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. These reserve estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances currently known and expected future trends in claims severity and frequency, inflation, judicial theories of liability, reinsurance coverage, legislative changes and other factors.
     The inherent uncertainties of estimating reserves are greater for certain types of liabilities, where long periods of time elapse before a definitive determination of liability is made and settlement is reached. In periods with increased economic volatility, it becomes more difficult to accurately predict claim costs. Reserve estimates are continually refined in an ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which the adjustments are made. Because setting reserves is inherently uncertain, we cannot assure you that our current reserves will prove adequate in light of subsequent events. Should our insurance operating units need to increase their reserves, our pre-tax income for the period would decrease by a corresponding amount. Although current reserves reflect our best estimate of the costs of settling claims, we cannot assure you that our reserve estimates will not need to be increased in the future.
Because our insurance operating units are property and casualty insurers, we face losses from natural and man-made catastrophes.
     Property and casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses have had a significant impact on our results. For example, pre-tax catastrophe losses, net of reinsurance and reinsurance reinstatement premiums, at our insurance operating units were $304.6 million in 2005, $153.3 million in 2004 and $18.7 million in 2003. RSUI’s 2005 results were impacted by $287.3 million of pre-tax losses from the 2005 hurricanes, net of reinsurance recoverables and reinsurance reinstatement premiums of $26.2 million. Several states (or underwriting organizations of which our insurance operating units are required to be members) may increase their mandatory assessments as result of these recent catastrophes and other events, and we may not be able to fully recoup these increased costs.

     Catastrophes can be caused by various events, including hurricanes, other windstorms, earthquakes and floods, as well as terrorist activities. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, other windstorms, earthquakes and floods may produce significant damage in areas that are heavily populated. The geographic distribution of AIHL’s insurance operating units subjects them to catastrophe exposure in the United States principally from hurricanes in the Gulf coast regions, Florida, the Mid-Atlantic, and Northeast, from other windstorms in the Midwest and Southern regions, and earthquakes in California, the Pacific Northwest region and along the New Madrid fault line in the Midwest regions. Catastrophes can cause losses in a variety of our property and casualty lines, and most of our past catastrophe-related claims have resulted from severe storms. It is therefore possible that a catastrophic event or multiple catastrophic events could produce significant losses and have a material adverse effect on our results of operations and financial condition.
     With respect to terrorism, to the extent that reinsurers have excluded coverage for terrorist acts or have priced this coverage at rates that are not practical, our insurance subsidiaries, particularly RSUI, do not have reinsurance protection and are exposed for potential losses as a result of any terrorist acts. To the extent an act of terrorism is certified by the U.S. Secretary of Treasury, we may be covered under the Terrorism Act; however, the Terrorism Act provides for annual reductions in coverage with the termination of federal government participation in the terrorism insurance market on December 31, 2007. Information regarding the Terrorism Act and its impact on our insurance operating units can be found on pages 18 and 19 of this Form 10-K Report.
RSUI attempts to manage its exposure to catastrophe risk partially through the use of catastrophe modeling software. The failure of this software to accurately gauge and/or price catastrophe-exposed risks RSUI writes could have a material adverse effect on our financial condition or our results of operations.
     As part of its approach to managing catastrophe risk, RSUI has historically used a number of tools, including third party catastrophe modeling software, to help model potential losses. RSUI has used modeled loss scenarios to set its level of risk retention and help structure its reinsurance programs. Modeled loss estimates, however, have not accurately predicted RSUI’s ultimate losses with respect to recent hurricane activity. In the case of Hurricane Katrina, the modeled estimates significantly underestimated RSUI’s current estimate of ultimate losses due to a number of factors, the most significant of which was higher than expected damage to inland located risks. Accordingly, in an effort to better manage its accumulations of risk such that its loss exposure conforms to its established risk tolerances and fits within its reinsurance programs, RSUI is reviewing its catastrophe exposure management approach, including its modeling tools and its underwriting guidelines and procedures. Actions RSUI may take as a result of this review could end up reducing, possibly significantly, its writings in certain classes of catastrophe exposed business. Prior to completion of these actions, RSUI remains exposed to greater catastrophe risks than previously expected.

If market conditions cause reinsurance to be more costly or unavailable, our insurance operating units may be required to bear increased risks or reduce the level of their underwriting commitments.
     As part of our overall risk and capacity management strategy, our insurance operating units purchase reinsurance for certain amounts of risk underwritten by them, especially catastrophe risks. Market conditions beyond their control determine the availability and cost of the reinsurance protection they purchase, which may affect the level of their businesses and profitability. For example, recent catastrophes and other events may limit the availability of, and further increase the cost of, reinsurance. The reinsurance facilities of our insurance operating units are generally subject to annual renewal. As a result, they may be unable to maintain their current reinsurance facilities or to obtain other reinsurance facilities in adequate amounts and at favorable rates. If our insurance operating units are unable to renew their expiring facilities or to obtain new reinsurance facilities, either their net exposures would increase or, if they are unwilling to bear an increase in net exposures, they would have to reduce the level of their underwriting commitments, especially catastrophe exposed risks. In particular, RSUI’s current catastrophe and per risk reinsurance treaties expire on May 1, 2006. If RSUI is unable to renew its expiring treaties or to obtain new reinsurance coverage at terms and at a price acceptable to it, either RSUI’s net exposures would increase going forward, which could increase the volatility of its results, or, if RSUI was unwilling to bear an increase in net exposures, the level of its underwriting commitments for catastrophe and non-catastrophe exposed risks would have to be reduced, which may reduce RSUI’s revenues and net income.
     In accordance with industry practice, catastrophe reinsurance contracts generally provide coverage for only two catastrophic events during a single coverage period, which is typically one year, and only for the second event if the insured pays a reinsurance reinstatement premium to restore coverage after the first event. If our insurance operating units use their catastrophic reinsurance contracts for two catastrophic events during a single coverage period, they will not have any reinsurance coverage available for losses incurred as a result of additional catastrophic events during that coverage period.
We cannot guarantee that the reinsurers used by our insurance operating units will pay in a timely fashion, if at all, and, as a result, we could experience losses.
     Our insurance operating units purchase reinsurance by transferring, or ceding, part of the risk that they have underwritten to a reinsurance company in exchange for part of the premium received by our insurance operating units in connection with that risk. Although reinsurance makes the reinsurer liable to our insurance operating units to the extent the risk is transferred or ceded to the reinsurer, it does not relieve our insurance operating units of their liability to their policyholders. Reinsurers may not pay the reinsurance recoverables that they owe to our insurance operating units or they may not pay these recoverables on a timely basis. This risk may increase significantly if these reinsurers experience financial difficulties as a result of natural catastrophes and other events. Underwriting results and investment returns of some of the reinsurers used by our insurance operating units may affect their future ability to pay claims. Accordingly, we bear credit risk with respect to our insurance operating units’ reinsurers, and if they fail to pay, our financial results would be adversely affected. As of December 31, 2005, the amount due from reinsurers reported on our balance sheet was $1.6 billion, with $1.5 billion attributable to RSUI’s reinsurers.

If RSUI’s Hurricane Katrina losses are greater than currently estimated, RSUI will not have reinsurance coverage for such losses.
     Based on RSUI’s current estimate of losses related to Hurricane Katrina, RSUI has exhausted its catastrophe reinsurance protection with respect to this event, meaning that it has no further catastrophe reinsurance coverage available should its Hurricane Katrina losses prove to be greater than currently estimated.
Our insurance operating units are rated by A.M. Best, and a decline in these ratings could affect the standing of our insurance operating units in the insurance industry and cause their premium volume and earnings to decrease.
     Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Some of our insurance operating units are rated by A.M. Best. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. These ratings are subject to periodic review, and we cannot assure you that any of our insurance operating units will be able to retain those ratings. If the ratings of our insurance operating units are reduced from their current levels by A.M. Best, their competitive positions in the insurance industry could suffer and it would be more difficult for them to market their products. A significant downgrade could result in a substantial loss of business as policyholders move to other companies with higher claims-paying and financial strength ratings.
The property and casualty insurance business is cyclical in nature, which may affect our financial performance.
     Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess capacity (known as a soft market) followed by periods of high premium rates and shortages of underwriting capacity (known as a hard market). Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. Further, this cyclical market pattern can be more pronounced in the excess and surplus market in which RSUI and Darwin primarily compete, than in the admitted insurance market. When the admitted insurance market hardens, the excess and surplus market hardens, and growth in the excess and surplus market can be significantly more rapid than growth in the standard insurance market. Similarly, when conditions begin to soften, many customers that were previously driven into the excess and surplus market may return to the admitted insurance market, exacerbating the effects of rate decreases. Since cyclicality is due in large part to the actions of our insurance operating units’ competitors and general economic factors, we cannot predict the timing or duration of changes in the market cycle. These cyclical patterns cause our revenues and net income to fluctuate.
A significant amount of our assets is invested in debt securities and is subject to market fluctuations.
     Our investment portfolio consists substantially of debt securities. As of December 31, 2005, our investment in debt securities was approximately $1.6 billion, or 52.6 percent of our total investment portfolio. The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair market value of debt securities generally decreases as interest rates rise but investment income earned from future investments in debt securities will be higher. Conversely, if interest rates decline, investment income earned from future investments in debt securities will be lower but their fair market value will generally rise. In addition, some debt securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk, or the risk that principal will be returned more rapidly or slowly than expected, as a result of interest rate fluctuations. Based upon the composition and duration of our investment portfolio at December 31, 2005, a 100 basis point increase in interest rates would result in a decrease in the fair value of our investments of approximately $61.5 million.
     The value of our investments in debt securities, and particularly investments in debt securities that are non-rated or rated below Baa/BBB, is subject to impairment as a result of deterioration in the credit-worthiness of the issuer. Although we attempt to manage this risk by diversifying our portfolio and emphasizing preservation of principal, our investments are subject to losses as a result of a general decrease in commercial and economic activity for an industry sector in which we invest, as well as risks inherent in particular securities.
We invest some of our assets in equity securities, which may decline in value.
     We invest a portion of our investment portfolio in equity securities which are subject to fluctuations in market value. At December 31, 2005, our investments in equity securities were approximately $796.2 million, or 26 percent of our investment portfolio. We hold our equity securities as available for sale, and any changes in the fair value in these securities, net of tax, would be reflected in our accumulated other comprehensive income as a component of stockholders’ equity.
     At December 31, 2005, our equity portfolio had investment concentrations in the common stock of Burlington Northern Santa Fe Corporation, or “Burlington Northern,” a railroad holding company, and in certain energy sector businesses. At December 31, 2005, our Burlington Northern common stock holdings had a fair market value of $424.9 million, which represented 53.4% of our equity portfolio, and our energy sector equity holdings had an aggregate fair market value of $194.9 million, which represented 24.5% of our equity portfolio. These investment concentrations may lead to higher levels of short-term price volatility and variability in the level of unrealized investment gains or losses.
Item 1B. Unresolved Staff Comments.
     None.
Item 3. Legal Proceedings.
     Our subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each subsidiary makes provision on its books, in accordance with GAAP, for estimated losses to be incurred in these litigation and claims, including legal costs. In the opinion of management, this provision is adequate under GAAP as of December 31, 2005.
Item 4. Submission of Matters to a Vote of Security Holders.
     We did not submit any matter to a vote of security holders during the fourth quarter of 2005.
     Supplemental Item.      Executive Officers of Registrant.
The name, age, current position, date elected and five-year business history of each of our executive officers are as follows:

		Current Position
Name	Age	(date elected)	Business Experience During Last 5 Years
F.M. Kirby	86	Chairman of the Board (since 1967)	Chairman of the Board, Alleghany.

Weston M. Hicks	49	President, chief executive officer (since December 2004)	Executive Vice President, Alleghany (from October 2002 to December 2004); Executive Vice President and Chief Financial Officer, The Chubb Corporation (from June 2001 to October 2002); Chief Financial Officer, The Chubb Corporation (from May 2001 to October 2002); Senior Vice President and Financial Assistant to the Chairman, The Chubb Corporation (March 2001 to May 2001); Senior Research Analyst and Managing Director, J.P. Morgan Securities (from February 1999 to March 2001).

Roger B. Gorham	43	Senior Vice President — Finance and Investments and chief financial officer (since January 2006)	Senior Vice President —Finance and chief financial officer (from May 2005 to January 2006); Senior Vice President — Finance, Alleghany (from December 2004 to May 2005); provider of hedge fund consulting services (from December 2003 to December 2004); Senior Vice President and Chief Financial Officer, Chubb Financial Solutions (July 2000 to July 2003).

Robert M. Hart	61	Senior Vice President, General Counsel (since 1994) and Secretary (since 1995)	Senior Vice President, General Counsel and Secretary, Alleghany.

James P. Slattery	54	Senior Vice President - Insurance (since 2002)	Senior Vice President — Insurance, Alleghany; President, JPS & Co., LLC (from April 2001); Chief Operating Officer and Deputy Chief Executive Officer, Swiss Reinsurance America Corporation (from November 1999 to April 2001).

Peter R. Sismondo	50	Vice President, Controller, Assistant Secretary, principal accounting officer (since 1989) and Treasurer (since 1995)	Vice President, Controller, Treasurer, Assistant Secretary and principal accounting officer, Alleghany.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     As of December 31, 2005, there were 1,237 holders of record of our common stock. The following table indicates quarterly high and low prices of the common stock in 2005 and 2004 on the New York Stock Exchange. Our ticker symbol is Y.

	2005		2004
Quarter Ended	High	Low	High	Low
March 31	$285.60	$259.32	$244.85	$211.21
June 30	303.00	267.00	286.76	241.97
September 30	309.99	282.50	294.87	246.09
December 31	321.50	278.04	286.18	262.75
     In 2005 and 2004, our Board of Directors declared, as our dividend on our common stock for that year, a stock dividend consisting of one share of our common stock for every fifty shares outstanding. Our ability to pay cash dividends is restricted by the terms of our loan agreement. At December 31, 2005, the agreement permitted the payment of cash dividends aggregating approximately $223.8 million.
     We did not purchase any shares of our common stock and we did not sell any unregistered shares of our common stock in the fourth quarter of 2005. The information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part II, Item 12 of this Form 10-K Report.

Item 6. Selected Financial Data.

Alleghany Corporation and Subsidiaries*	Years Ended December 31,
(in thousands, except for share and per share amounts)	2005	2004	2003	2002	2001**
Operating Data
Revenues from continuing operations	$1,095,956	$955,575	$638,686	$430,552	$68,532

Earnings from continuing operations	$45,977	$102,698	$152,866	$41,237	$7,872
Earnings from discontinued operations	6,357	14,998	9,512	13,576	216,358

Net earnings	$52,334	$117,696	$162,378	$54,813	$224,230

Basic earnings (losses) per share of common stock***
Continuing operations	$5.83	$13.13	$19.72	$5.32	$1.01

Discontinued operations	0.81	1.92	1.23	1.75	27.65

Net earnings	$6.64	$15.05	$20.95	$7.07	$28.66

Average number of shares of common stock***	7,886,012	7,821,167	7,751,630	7,748,959	7,822,801

	Years Ended December 31,
	2005	2004	2003	2002	2001**
Balance Sheet
Total assets	$5,913,731	$4,420,417	$3,518,498	$2,216,035	$1,953,916

Debt	$80,000	$80,000	$88,000	$96,000	$104,000

Common stockholders’ equity	$1,868,327	$1,773,416	$1,573,579	$1,386,851	$1,400,077

Common stockholders’ equity per share of common stock***	$236.35	$226.50	$201.82	$179.91	$179.50

*	We sold Alleghany Asset Management, Inc. in February 2001 and Alleghany Underwriting Holdings Ltd. in November 2001, and as a result, both of these businesses have been classified as discontinued operations for the year ended 2001. AIHL purchased CATA and Platte River in January 2002. In March 2003, AIHL established Darwin and acquired RSUI in July 2003. On July 1, 2003, AIHL completed the acquisition of Resurgens Specialty which became a subsidiary of RSUI. In connection with the acquisition of Resurgens Specialty, on June 30, 2003, RSUI acquired RIC. On September 2, 2003, RIC purchased Landmark. In 2004, AIHL acquired DNA and in 2005, DNA acquired Darwin Select. We sold Heads & Threads in December 2004. Heads & Threads has been classified as discontinued operations for the four years ended 2004. We sold World Minerals on July 14, 2005. World Minerals has been classified as discontinued operations for the five years presented.

**	In 2004, we restated the operating results in this table for 2001 to correctly classify the net gain on sale of subsidiaries as part of discontinued operations. The 2001 financial statements we included in our 2003 Annual Report to Stockholders incorrectly classified the net gain on sale of subsidiaries as part of revenues from continuing operations. Previously, we reported revenues from continuing operations of $958,851, earnings from continuing operations of $430,563 and losses from discontinued operations of $206,333. The error in classification of the net gain on sale of subsidiaries in 2001 had no impact on net earnings or any balance sheet item.

***	Amounts have been adjusted for subsequent common stock dividends.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” contain disclosures which are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “potential,” “should,” “continue” or the negative versions of those words or other comparable words. These forward-looking statements are based upon our current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and our future financial condition and results. These statements are not guarantees of future performance, and we have no specific intention to update these statements. The uncertainties and risks include, but are not limited to risks relating to our insurance operating units such as
•	significant weather-related or other natural or human-made catastrophes and disasters;

•	the cyclical nature of the property and casualty industry;

•	the long-tail and potentially volatile nature of certain casualty lines of business written by our insurance operating units;

•	the availability of reinsurance;

•	exposure to terrorist acts;

•	the willingness and ability of our insurance operating units’ reinsurers to pay reinsurance recoverables owed to them;

•	changes in the ratings assigned to our insurance operating units;

•	claims development and the process of estimating reserves;

•	legal and regulatory changes;

•	the uncertain nature of damage theories and loss amounts;

•	increases in the levels of risk retention by our insurance operating units; and

•	adverse loss development for events insured by our insurance operating units in either the current year or prior year.
Additional risks and uncertainties include general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession; changes in costs; variations in political, economic or other factors; risks relating to conducting operations in a competitive environment; effects of acquisition and disposition activities, inflation rates or recessionary or expansive trends, changes in market prices of our significant equity investments; extended labor disruptions, civil unrest or other external factors over which we have no control; and changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at our discretion. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on our behalf.
Critical Accounting Estimates
     Losses and LAE
     Each of our insurance operating units establishes reserves on its balance sheet for unpaid losses and LAE related to its property and casualty insurance and surety and fidelity contracts. As of any balance sheet date, historically there have been claims that have not yet been reported, and some claims may not be reported for many years after the date a loss occurs. As a result of this historical pattern, the liability for unpaid losses and LAE includes significant estimates for claims incurred but not yet reported, known as “IBNR.” Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits, and certain claims may take years to settle, especially if legal action is involved. As a result, the liabilities for unpaid losses and LAE include significant judgments, assumptions and estimates made by management relating to the ultimate losses that will arise from the claims. Due to the inherent uncertainties in the process of establishing these liabilities, the actual ultimate loss from a claim is likely to differ, perhaps materially, from the liability initially recorded and could be material to the results of our operations. The accounting policies that our insurance operating units use in connection with the establishment of these liabilities include critical accounting estimates.
     Our insurance operating units use a variety of techniques that employ significant judgments and assumptions to establish the liabilities for unpaid losses and LAE recorded at the balance sheet date. These techniques include detailed statistical analyses of past claim reporting, settlement activity, claim frequency, internal loss experience, changes in pricing or coverages and severity data when sufficient information exists to lend statistical credibility to the analysis. More subjective techniques are used when statistical data is insufficient or unavailable. These liabilities also reflect implicit or explicit assumptions regarding the potential effects of future inflation, judicial decisions, changes in laws and recent trends in such factors as well as a number of actuarial assumptions that vary across our insurance operating units and across lines of business. This data is analyzed by line of business, coverage and accident year, as appropriate.
     As noted above, as of any balance sheet date, not all claims that have occurred have been reported to our insurance operating units, and if reported may not have been settled. The time period between the occurrence of a loss and the time it is settled by the insurer is referred to as the “claim tail.” Property claims usually have a fairly short claim tail and, absent claim litigation, are reported and settled within no more than a few years of the date they are reported. For short tail lines, the process of recording quarterly and annual liabilities for unpaid losses and LAE is primarily focused on maintaining an appropriate reserve level for reported claims and IBNR, rather than determining an expected loss ratio for the current business. Our insurance operating units provide coverage on both a claims-made and occurrence basis. Claims-made policies generally require that claims occur and be reported during the coverage period of the policy. Occurrence policies allow claims which occur during a policy’s coverage period to be reported after the coverage period, and as a result, these claims can have a very long claim tail, occasionally extending for decades. In conformity with GAAP, our insurance operating units are not permitted to establish IBNR reserves for catastrophe losses that have not occurred. Therefore, losses related to a significant catastrophe or accumulation of catastrophes in any reporting period could have a material, negative impact on our results during that period. Casualty claims can have a very long claim tail, in certain situations extending for many years. In addition, casualty claims are more susceptible to litigation and the legal environment and can be significantly affected by changing contract interpretations, all of which contribute to extending the claim tail. For long tail casualty lines of business, estimation of ultimate liabilities for unpaid losses and LAE is a more complex process and depends on a number of factors, including the line and volume of the business involved. For these reasons, AIHL’s insurance operating units will generally use actuarial projections in setting reserves for all casualty lines of business.
     Our loss reserve review processes use actuarial methods and underlying assumptions that vary by company and line of business and produce ranges from which the carried reserve for each class of business is selected. The actuarial methods used by our insurance operating units include the Incurred Development method, Paid Development method, Bornhuetter-

Ferguson method for both paid and incurred, Balanced Incurred method and Ultimate Incurred times Ultimate Claims method. Because of the high level of uncertainty regarding the setting of liabilities for unpaid losses and LAE, it is the practice of each of our insurance operating units to engage, at least annually, an outside actuary to evaluate, and opine on, the reasonableness of these liabilities. Although we are unable at this time to determine whether additional reserves, which could have a material impact upon our financial condition, results of operations and cash flows, may be necessary in the future, we believe that the reserves for unpaid losses and LAE established by our insurance operating units are adequate as of December 31, 2005.
     Our reserve for unpaid losses and LAE includes $25.6 million of gross and net reserves at December 31, 2005 and $26.5 million of gross and net reserves at December 31, 2004, for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976. The subsidiary exited this business in 1976. Reserves for asbestos and environmental impairment claims cannot be estimated with traditional loss reserving techniques because of uncertainties that are greater than those associated with other types of claims. Factors contributing to these uncertainties include a lack of historical data, the significant periods of time that often elapse between the occurrence of an insured loss and the reporting of that loss to the ceding company and the reinsurer, uncertainty as to the number and identity of insureds with potential exposure to these risks, unresolved legal issues regarding policy coverage and the extent and timing of any such contractual liability. Loss reserve estimates for these environmental impairment and asbestos exposures include case reserves, which also reflect reserves for legal and other LAE and IBNR reserves. IBNR reserves are determined based upon CATA’s historic general liability exposure base and policy language, previous environmental impairment loss experience and the assessment of current trends of environmental law, environmental cleanup costs, asbestos liability law and judgmental settlements of asbestos liabilities.
     For both asbestos and environmental impairment reinsurance claims, CATA establishes case reserves by receiving case reserve amounts from its ceding companies and verifies these amounts against reinsurance contract terms, analyzing from the first dollar of loss incurred by the primary insurer. In establishing the liability for asbestos and environmental impairment claims, CATA considers facts currently known and the current state of the law and coverage litigation. Additionally, ceding companies often report potential losses on a precautionary basis to protect their rights under the reinsurance arrangement, which generally calls for prompt notice to the reinsurer. Ceding companies, at the time they report potential losses, advise CATA of the ceding companies’ current estimate of the extent of the loss. CATA’s claims department reviews each of the precautionary claims notices and, based upon current information, assesses the likelihood of loss to CATA. This assessment is one of the factors used in determining the adequacy of the recorded asbestos and environmental impairment reserves. Although we are unable at this time to determine whether additional reserves, which could have a material impact upon our results of operations, may be necessary in the future, we believe that CATA’s asbestos and environmental impairment reserves are adequate as of December 31, 2005.
     Our insurance operating units continually evaluate the potential for changes, both positive and negative, in their estimates of these liabilities and use the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for unpaid losses and LAE established in prior years, these liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid losses and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. Additional information regarding prior year loss reserve development during the three-year period ended December 31, 2005 is included on pages 42 through 44 of this Form 10-K Report.
     Receivables recorded with respect to claims ceded by our insurance operating units to reinsurers under reinsurance contracts are estimated in a manner similar to liabilities for unpaid losses and, therefore, are also subject to a significant degree of uncertainty. In addition to the factors cited above, reinsurance receivables may prove uncollectible if the reinsurer is unable to perform under the contract. Reinsurance contracts purchased by our insurance operating units do not relieve them of their obligations to their own policyholders. Additional information regarding the use of, and risks related to, the use of reinsurance by our insurance operating units can be found on pages 17 through 19 and pages 24 and 25 of this Form 10-K Report.
     Investments
     We hold our equity and debt securities as available for sale, and as such, these securities are recorded at fair value based on quoted market prices or dealer quotes. We complete a detailed analysis each quarter to assess whether the decline in the fair value of any investment below cost is other than temporary. All securities with an unrealized loss are reviewed, taking into account considerations including the persistence and magnitude of the decline of the issuer, issuer specific financial conditions rather than general market or industry conditions and extraordinary events including negative news releases and rating agency downgrades. A decline in value that is considered to be other than temporary is charged to earnings based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. Risks and uncertainties are inherent in the methodology we use to assess other than temporary declines in value. Risks and uncertainties could include, but are not limited to, incorrect or overly optimistic assumptions about financial condition, liquidity or future prospects, inadequacy of any underlying collateral and unfavorable changes in economic or social conditions, interest rates or credit ratings.
     Goodwill and Other Intangible Assets
     Our consolidated balance sheet as of December 31, 2005 includes goodwill and other intangible assets, net of amortization, of approximately $167.5 million. This amount has been recorded as a result of business acquisitions. Goodwill and other intangible assets are tested annually for impairment. We completed the annual test for impairment during the fourth quarter of 2005 based upon results of operations through September 30, 2005 and determined that there was no indication of impairment. A significant amount of judgment is required in performing goodwill and other intangible assets impairment tests. These tests include estimating the fair value of our operating units and other intangible assets. With respect to goodwill, as required by Statement No. 142, we compare the estimated fair value of our operating units with their respective carrying amounts including goodwill. Under Statement No. 142, fair value refers to the amount for which the entire operating unit may be bought or sold. Our methods for estimating operating unit values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. All of these methods involve significant estimates and assumptions.
     Deferred Taxes
     We file a consolidated federal income tax return with our subsidiaries. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2005 a net deferred tax asset of $117.5 million was recorded, including a valuation allowance of $19.6 million for certain foreign tax credits and deferred state tax assets which we believe may not be realized. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. This determination is based upon a review of anticipated future earnings as well as all available evidence, both positive and negative. Deferred tax liabilities at December 31, 2005 were $213.5 million.
     In addition to the policies described above which contain critical accounting estimates, our other accounting policies are described in Note 1 to our consolidated financial statements set forth in Item 8 of this Form 10-K Report. The accounting policies described in Note 1 require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities but do not meet the level of materiality required for a determination that the accounting policy includes critical accounting estimates. On an ongoing basis, we evaluate our estimates, including those related to the value of long-lived assets, deferred acquisition costs, incentive compensation, pension benefits, and contingencies and litigation. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.
Consolidated Results of Operations
     The following table summarizes the significant sources of our consolidated revenues and costs and expenses (in thousands):

	Years Ended December 31,
	2005	2004	2003

Revenues
Net premiums earned	$849,653	$805,417	$430,914
Interest, dividend and other income	97,857	63,288	55,930
Net gain on investment transactions	148,446	86,870	151,842

Total revenues	$1,095,956	$955,575	$638,686

Costs and expenses

Loss and loss adjustment expenses	$747,967	$540,569	$250,202
Commissions and brokerage expenses	216,796	190,657	113,688
Salaries, administrative and other operating expenses	29,025	31,756	17,586
Corporate administration	38,875	41,278	34,678
Interest expense	3,474	2,417	2,911

Total costs and expenses	$1,036,137	$806,677	$419,065

     The increase in our revenues in 2005 from 2004 was attributable to increases in net gains on investment transactions, net premiums earned and investment income. Net gain on investment transactions in 2005 primarily reflects the sale of 2.0 million shares of common stock of Burlington Northern which generated $94.8 million of the 2005 net gain and the sale of 1.0 million shares of CIGNA Corporation, or “CIGNA,” which generated $37.8 million of the 2005 net gain. Net gain on investment transactions in 2004 primarily reflected the sale of 2.6 million shares of common stock of CIGNA, which generated $58.6 million of the 2004 net gain. Net gain on investment transactions in 2003 primarily reflected the sale of 8.0 million shares of common stock of Burlington Northern, which generated $137.7 million of the 2003 net gain.
     The increase in net premiums earned in 2005 from 2004 primarily reflects growth in all lines of Darwin’s business, growth in CATA’s property and casualty lines (including in excess and surplus markets) and commercial surety lines and lower reinsurance costs at CATA. The increases at Darwin and CATA were partially offset by a decrease in net premiums earned at RSUI. The increase in net premiums earned in 2004 from 2003 reflects the benefit from RSUI’s first full year of operations as part of the AIHL group of companies. The increase in interest, dividend and other income during the three-year period ended December 31, 2005 reflects a greater amount of invested assets and higher investment yields.
     The increase in costs and expenses over the three-year period ended December 31, 2005 primarily reflects a substantial increase in loss and LAE attributable to significant hurricane activity in 2005 and 2004, as well as growth of business (with commissions and brokerage expenses keeping pace with the increases in net premiums earned) and the costs incurred in building Darwin’s organization and transitioning RSUI from a managing agency to an integrated insurance company. The significant increase in loss and LAE in 2005 from 2004 is primarily attributable to the $287.3 million of pre-tax catastrophe losses, net of reinsurance, incurred by RSUI as a result of the substantially more significant hurricane activity in 2005. The significant increase in loss and LAE in 2004 from 2003 is attributable to the $146.7 million of pre-tax catastrophe losses, net of reinsurance, incurred by RSUI as a result of 2004 hurricane activity.
     Corporate administration expenses decreased 7 percent in 2005 from 2004, primarily reflecting a decrease in parent level pension plan costs and reductions in legal and consulting expenditures. Corporate administration expenses increased 20 percent in 2004 from 2003, which was primarily attributable to increased expense for stock-based incentive compensation due to a significant increase in the market price of Alleghany’s common stock from $170.60 at December 31, 2002 to $285.25 at December 31, 2004 and a restricted stock award granted in connection with the employment of a senior officer. The fluctuations in interest expense in the three-year period ended December 31, 2005 are attributable to the impact of interest rate changes on $80.0 million of floating rate notes due 2007 of our financing subsidiary Alleghany Funding Corporation.
     The comparative contributions to our pre-tax earnings from continuing operations made by AIHL, corporate activities at the parent level and discontinued operations of World Minerals, which we sold in July 2005, and Heads & Threads, which we sold in December 2004, were as follows (in millions except for per share amounts):

	Years Ended December 31,
	2005	2004	2003

AIHL	$(39.1)	$173.4	$134.8
Corporate activities*	98.9	(24.5)	84.8

Earnings from continuing operations, before income taxes	59.8	148.9	219.6
Income taxes	13.8	46.2	66.7

Earnings from continuing operations	46.0	102.7	152.9
Earnings from operations of discontinued operations (including gain on disposal of $12.2 in 2005 and loss on disposal of $2.0 million in 2004)	12.6	20.2	20.7
Income taxes	6.3	5.2	11.2

Earnings on discontinued operations	6.3	15.0	9.5

Net earnings	$52.3	$117.7	$162.4

Basic earnings per share of common stock**
Continuing operations	$5.83	$13.13	$19.72
Discontinued operations	0.81	1.92	1.23

Basic net earnings per share**	$6.64	$15.05	$20.95

Diluted earnings per share of common stock**
Continuing operations	$5.83	$13.10	$19.66
Discontinued operations	.81	1.91	1.22

Diluted net earnings per share**	$6.64	$15.01	$20.88

*	Corporate activities consists of Alleghany Properties and corporate activities at the parent level, including strategic equity investments which are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies.

**	Amounts reflect subsequent common stock dividends.
     Earnings from continuing operations before income taxes declined to $59.8 million in 2005 from $148.9 million in 2004. The primary reason for this decline was a $39.1 million pre-tax loss at AIHL, compared with pre-tax earnings of $173.4 million in 2004. AIHL’s 2005 loss reflects a $133.0 million net loss at RSUI primarily attributable to 2005 catastrophic events, particularly Hurricane Katrina, partially offset by net earnings at CATA and Darwin. Corporate activities reported pre-tax earnings of $98.9 million in 2005, compared with a pre-tax loss of $24.5 million in 2004, primarily reflecting net gains on investments transactions at the parent company of $132.6 million due to the sale of common stock of Burlington Northern and CIGNA in 2005. By comparison, there was only $2.4 million of net gains on investment transactions at the parent company level in 2004.
     Earnings from continuing operations before income taxes declined to $148.9 million in 2004 from $219.6 million in 2003 due to a number of factors. The 2004 results reflect a significant increase in the contribution made by AIHL, which benefited from RSUI’s first full year of operations as part of the AIHL group of companies. RSUI posted strong underwriting results and a substantial increase in net gains on investment transactions in 2004. These benefits were partially offset by the catastrophe losses incurred at RSUI caused by the 2004 hurricane activity. The contributions of AIHL’s insurance operating units, however, were not sufficient to make up for the loss from the continuing operations before income taxes of corporate activities, caused by the near absence of net gains on investment transactions at the parent company level in 2004. By comparison, 3.7 million shares of common stock of Burlington Northern were sold by the parent company in 2003 which, along with other investment transactions, generated $62.3 million of pre-tax net gains on investment transactions at the parent company in that year.
     The effective tax rate on earnings from continuing operations before income taxes was 22.9 percent in 2005, 31 percent in 2004 and 30.4 percent in 2003. The reduction in the effective tax rate in 2005 from 2004 was due to an increase in tax-exempt interest and income subject to dividend received deductions in 2005.
     We had previously announced that we may purchase shares of our common stock in open market transactions from time to time. In 2005, we purchased no shares of our common stock. As of December 31, 2005, we had 7,904,879 shares of our common stock outstanding.

AIHL Operating Unit Pre-Tax Results
(in millions, except ratios)

Years Ended December 31	RSUI (1)	CATA	Darwin	AIHL
2005

Gross premiums written	$1,247.8	$173.4	$165.8	$1,587.0
Net premiums written	618.4	164.4	100.6	883.4

Net premiums earned	605.9	159.1	84.7	849.7
Loss and loss adjustment expenses	614.4	75.0	58.6	748.0
Underwriting expenses	124.5	68.5	23.8	216.8

Underwriting (loss) profit (2)	$(133.0)	$15.6	$2.3	$(115.1)

Interest, dividend and other income				70.6
Net gain on investment transactions				31.6
Other expenses				26.2
Loss before income taxes				$(39.1)

Loss ratio (3)	101.4%	47.1%	69.2%	88.0%
Expense ratio (4)	20.5%	43.1%	28.1%	25.5%
Combined ratio (5)	121.9%	90.2%	97.3%	113.5%

2004

Gross premiums written	$1,223.8	$174.0	$100.5	$1,498.3
Net premiums written	630.6	156.1	70.5	857.2

Net premiums earned	609.3	150.0	46.1	805.4
Loss and loss adjustment expenses	423.6	87.6	29.4	540.6
Underwriting expenses	102.5	71.3	16.8	190.6

Underwriting profit(loss) (2)	$83.2	$(8.9)	$(0.1)	$74.2

Interest, dividend and other income				43.2
Net gain on investment transactions				84.5
Other expenses				28.5

Earnings before income taxes				$173.4

Loss ratio (3)	69.5%	58.4%	63.6%	67.1%
Expense ratio (4)	16.8%	47.5%	36.5%	23.7%
Combined ratio (5)	86.3%	105.9%	100.1%	90.8%

2003

Gross premiums written	$931.3 (6)	$162.7	$24.2	$1,118.2
Net premiums written	622.9	141.4	18.2	782.5

Net premiums earned	293.8	133.0	4.1	430.9
Loss and loss adjustment expenses	150.1	97.6	2.5	250.2
Underwriting expenses	52.0	56.8	4.9	113.7

Underwriting profit (loss) (2)	$91.8	$(21.4)	$(3.3)	$67.0

Interest, dividend and other income				25.7
Net gain on investment transactions				54.9
Other expenses				12.8

Earnings before income taxes				$134.8

Loss ratio (3)	51.1%	73.4%	60.8%	58.1%
Expense ratio (4)	17.7%	42.7%	120.1%	26.4%
Combined ratio (5)	68.8%	116.1%	180.9%	84.5%

(1)	Since July 1, 2003.

(2)	Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with GAAP, and does not include interest, dividend and other income or net gains on investment transactions. Underwriting profit (loss) does not replace net income (loss) determined in accordance with GAAP as a measure of profitability; rather, we believe that underwriting profit (loss), which does not include interest, dividend and other income or net gains on investments transactions, enhances the understanding of AIHL’s insurance operating units’ operating results by highlighting net income attributable to their underwriting performance. With the addition of interest, dividend and other income and net gains on investment transactions, reported pre-tax net income (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting (loss) profit as an important measure in the overall evaluation of performance.

(3)	Loss and loss adjustment expenses divided by net premiums earned, all as determined in accordance with GAAP.

(4)	Underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.

(5)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on losses (including loss adjustment expenses) and underwriting expenses.

(6)	Includes $320.8 million of unearned premiums which were acquired with RSUI in July 2003 and $169. 9 million of premiums assumed on a net basis.
RSUI Group, Inc.
     RSUI recorded an underwriting loss of $133.0 million in 2005 reflecting $287.3 million of pre-tax catastrophe losses, net of reinsurance and $26.1 million of reinsurance reinstatement premiums, related to 2005 hurricane activity. RSUI reported an underwriting profit of $83.2 million in 2004, despite recording $146.7 million of pre-tax catastrophe losses, net of reinsurance and $10.5 million of reinsurance reinstatement premiums, related to 2004 hurricane activity. RSUI’s underwriting profit of $91.8 million for the period July 1, 2003 through year-end 2003 reflected strong markets in its lines of business and aggregate pre-tax catastrophe losses of $18.7 million.
     Of RSUI’s $1.25 billion of estimated gross losses from the 2005 hurricanes, $964.6 million were ceded to RSUI’s reinsurers under all of RSUI’s reinsurance programs. At December 31, 2005, 61 percent of RSUI’s reinsurance receivables were attributable to 2005 hurricane activity. With respect to Hurricane Katrina, of RSUI’s $1.04 billion of estimated gross losses, $837.3 million were ceded to RSUI’s reinsurers under all of RSUI’s reinsurance programs. At December 31, 2005, 53.2 percent of RSUI’s reinsurance receivables were attributable to Hurricane Katrina. The reinsurance recoveries for Hurricane Katrina anticipate the full utilization of RSUI’s catastrophe reinsurance program and significant utilization of the occurrence limits of its surplus share and per risk reinsurance treaties. As a result, should Hurricane Katrina’s losses prove to be greater than currently estimated, RSUI would not have reinsurance coverage under its catastrophe program or significant reinsurance coverage under its other reinsurance programs available for additional loss amounts. After payment of reinsurance reinstatement premiums with respect to its catastrophe and per risk reinsurance treaties, RSUI currently estimates it has in excess of 97 percent of the limits of its catastrophe reinsurance program available for losses from Hurricanes Rita or Wilma or future catastrophe events which occur during the coverage period. At December 31, 2005, RSUI had gross paid losses of $148.7 million related to the 2005 hurricanes. Additional information regarding RSUI’s use of reinsurance and risks related to reinsurance recoverables can be found on pages 17 through 19 and pages 24 and 25 of this Form 10-K Report.
     RSUI’s gross premiums written in 2005 increased marginally from 2004, with increases across all lines except for property which was flat and general liability which declined. The aggregate increase in gross premiums written in 2005 reflected improved production in the casualty lines, partially offset by rate decreases in the property and general liability lines of business. RSUI reported $1,223.8 million of gross premiums written in 2004, reflecting its first full year of operations as part of the AIHL group of companies and growth in all lines of business except property, with the increase in underwriting expenses in 2004 primarily reflecting costs incurred in transitioning from a managing agency to an integrated insurance company and the growth of the business.
     The $931.3 million of gross premiums written by RSUI during the last half of 2003 include $320.8 million of unearned premiums which were acquired with RSUI in July 2003, and $115.7 million of net premiums assumed pursuant to arrangements entered into in connection with the acquisition of RSUI, as well as $494.8 million of direct premiums written. Alleghany acquired RIC to write business underwritten by RSUI on an admitted basis. As RIC did not possess all necessary licenses to be able to write business on an admitted basis in most states at the time of acquisition, the seller of RIC agreed to provide policy issuing services to RIC through June 2004. Under this arrangement and in respect of the unearned premiums acquired with RSUI, RIC assumed the policies and the related premiums (net of reinsurance paid by the seller), from the seller by reinsuring the obligations of the seller’s carrier under the policy.
     RSUI’s net premiums earned decreased slightly in 2005 from 2004 primarily due to a decrease in the amount of gross premiums written in RSUI’s property line of business, as well as an increase in ceded premiums paid to reinsurers under RSUI’s catastrophe reinsurance program including reinsurance reinstatement premiums. This decrease was partially offset by increases in net premiums earned across all other lines of business, primarily reflecting increased retentions due to changes in RSUI’s reinsurance structure and an increase in gross premiums written.
     The significant increase in loss and LAE in 2005 from 2004 primarily reflects $287.3 million of pre-tax catastrophe losses, net of reinsurance, due to the 2005 hurricanes. The significant increase in loss and LAE in 2004 from 2003 primarily reflects $146.7 million of pre-tax catastrophe losses, net of reinsurance, due to the 2004 hurricanes, as well as a full year of operations in 2004. This increase was partially offset by an $18.1 million decrease in property loss reserves due to better than expected loss emergence in the 2003 accident year.
     RSUI’s underwriting expense increased in 2005 from 2004 due to the absence of profit sharing payments under RSUI’s property surplus share treaties, a $5.2 million reversal of profit sharing payments under these treaties and a decrease in incentive compensation accruals. RSUI’s underwriting expense is reduced by commissions that it receives under its reinsurance treaties for ceding premiums to the reinsurers. These payments recognize and offset expenses incurred by RSUI in underwriting and administering the ceded business. RSUI’s property surplus share treaties provide for profit sharing payments by the reinsurers based upon underwriting results of the ceded business. In 2004 and 2003, these profit sharing accruals reduced underwriting expense by $10.2 million and $19.0 million, respectively. As a result of the 2004 and 2005 hurricanes, the underwriting results of the 2004 property surplus share reinsurance treaties deteriorated to a point where the profit sharing payments earned in 2004 and collected in 2005 were eliminated, resulting in a return of $5.2 million of these payments. In view of the 2005 catastrophe losses, RSUI does not expect to have the benefit in 2006 of any profit sharing under the property surplus share treaties. RSUI’s underwriting expense in 2004 and 2003, in addition to profit sharing accruals in these years, reflects amortization of the cost of the unearned premiums acquired with RSUI in the amount of $2.7 million in 2004 and $12.3 million in 2003.
     Rates at RSUI in 2005 as compared with 2004 continued to reflect overall industry trends, with flat or marginally decreased rates in RSUI’s casualty lines of business (except for professional liability which experienced modest increases in rates) and decreased rates in its property lines of business primarily due to increased competition. In the 2005 fourth quarter, rates in property lines of business, particularly for coastal property risks, increased from the 2005 third quarter. If rates continue to soften in our casualty lines of business, RSUI may write lower levels of gross premiums written in casualty lines during 2006, since RSUI is expected to write less business when it considers prices inadequate to support acceptable profit margins.
Capitol Transamerica Corporation
     CATA’s $15.6 million underwriting profit in 2005 primarily reflects favorable loss experience in the 2005 accident year and a $5.2 million pre-tax release of prior year loss reserves in 2005 (compared with $10.6 million of adverse development in prior year loss reserves in 2004) due to lower actual loss emergence for commercial and contract surety claims. In addition, a decrease in reinsurance costs and underwriting expenses, primarily reflecting CATA’s exit from the construction segment of its contract surety line of business, and other expense efficiences had a favorable impact on CATA’s 2005 underwriting profit. CATA’s 2004 underwriting loss of $8.9 million primarily reflects $10.6 million of prior year reserve strengthening upon completion of a reserve analysis during the 2004 fourth quarter which showed higher than expected emergence for construction defect claims, as well as higher underwriting expenses, partially offset by better underwriting margins on the 2004 accident year. With respect to the prior year reserve strengthening, $9.7 million related to commercial multiple peril lines, principally construction defect claims. CATA’s 2003 underwriting loss of $21.4 million reflects $21.9 million of loss reserve strengthening primarily related to assumed reinsurance treaties written by Capitol Indemnity between 1969 and 1976. These assumed reinsurance treaties primarily relate to asbestos and environmental exposures. Information regarding these assumed reinsurance treaties can be found on pages 15 and 16 and page 32 of this Form 10-K Report.
     Gross premiums written decreased slightly in 2005 from 2004 reflecting the loss of premiums attributable to the contract surety lines of business that CATA exited in 2005, almost entirely offset by volume growth in CATA’s property and casualty and commercial surety lines of business, in part due to its continued expansion into the excess and surplus markets. Gross premiums written increased in 2004 from 2003 primarily reflecting the expansion of CATA’s business into the excess and surplus markets.
     The increase in net premiums earned at CATA in 2004 and 2005 primarily reflects growth in both property and casualty (including in excess and surplus markets) and commercial surety lines and lower reinsurance costs partially offset by the loss of premiums attributable to CATA’s exit from the construction segment of its contract surety line of business. Underwriting expenses decreased in 2005 from 2004 primarily reflecting CATA’s exit from the construction segment of its contract surety line of business in 2005, partially offset by expenses related to CATA’s growth across its other lines of business. Underwriting expenses increased in 2004 from 2003, primarily reflecting the growth of the business, information technology initiatives and personnel costs. The decrease in loss and LAE in 2005 from 2004 reflects the $5.2 million pre-tax release of prior year loss reserves in 2005 (compared with $10.6 million of adverse development in prior year loss reserves in 2004), partially offset by additional 2005 accident year reserve provisions relating to the increase in net premiums earned in 2005.
     CATA experienced lower levels of rate increases in its property and casualty lines of business in 2005 compared with 2004, primarily due to increased competition in its larger accounts, and generally unchanged commercial surety rates for 2005 as compared with 2004. Rates at CATA in 2004 compared with 2003 reflect lower levels of rate increases in property and casualty lines of business, primarily due to increased competition.

Darwin Professional Underwriters, Inc.
     Darwin reported an underwriting profit in 2005 compared with an underwriting loss in 2004, primarily reflecting a significant increase in net premiums earned due to increased levels of gross premiums written across all lines of business, partially offset by increased loss and LAE and underwriting expenses primarily attributable to this premium growth. Darwin’s 2004 underwriting loss of $0.1 million and 2003 underwriting loss of $3.3 million reflect organizational build-up expenses incurred to support premium levels, as well as increased competition across all of its lines of business. The increase in gross premiums written at Darwin in 2004 and 2005 reflects significant growth across all Darwin lines of business. Of the $165.8 million of gross premiums written in 2005, approximately $58.9 million was attributable to E&O liability business, $74.0 million was attributable to medical professional liability business and $32.9 million was attributable to D&O liability business.
     The increase in net premiums earned at Darwin in 2004 and 2005 primarily reflects growth across all lines of business as well as an increase in retentions under its reinsurance programs. The increase in underwriting expenses at Darwin in 2004 and 2005 primarily reflects organizational build-up expenses incurred to support growth of Darwin’s business. With respect to loss and LAE, the increase in loss and LAE primarily reflects the increase in net premiums earned during this period. As Darwin commenced operations in May 2003, it has limited claims experience on which to base its reserves. Until sufficient claims experience exists, Darwin’s management and outside actuaries primarily use industry data related to the lines of business underwritten by Darwin, and to a lesser extent Darwin’s own claims experience, to establish reserves.
Reserve Review Process
     With respect to liabilities for unpaid losses and LAE established in prior years, AIHL’s insurance operating units periodically analyze these liabilities and adjust their expected ultimate cost, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid losses and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. The following table presents the reserves established in connection with the losses and LAE of AIHL’s insurance operating units on a gross and net basis by line of business. These reserve amounts represent the accumulation of estimates of ultimate losses (including IBNR) and LAE.

(in millions)	Property	Casualty	CMP	Surety	All Other	Total
At December 31, 2005

Gross loss and LAE reserves	$1,358.8	$1,023.2	$85.8	$14.4	$98.8	$2,581.0
Reinsurance recoverables on unpaid losses	(1,062.8)	(403.7)	(0.2)	(0.5)	(74.0)	(1,541.2)

Net loss and LAE reserves	$296.0	$619.5	$85.6	$13.9	$24.8	$1,039.8

At December 31, 2004

Gross loss and LAE reserves	$449.7	$563.2	$82.6	$15.8	$121.0	$1,232.3
Reinsurance recoverables on unpaid losses	(276.5)	(217.3)	(1.0)	(1.0)	(95.6)	(591.4)

Net loss and LAE reserves	$173.2	$345.9	$81.6	$14.8	$25.4	$640.9

At December 31, 2003

Gross loss and LAE reserves	$58.0	$136.3	$70.1	$17.6	$156.0	$438.0
Reinsurance recoverables on unpaid losses	(5.4)	(25.7)	(0.8)	(0.9)	(129.2)	(162.0)

Net loss and LAE reserves	$52.6	$110.6	$69.3	$16.7	$26.8	$276.0

Changes in Loss and LAE Reserves between December 31, 2005 and December 31, 2004
     Total gross and net loss and LAE reserves increased at December 31, 2005 from December 31, 2004, primarily reflecting an increase in both property and casualty loss and LAE reserves. With respect to property lines of business, the increase in gross and net loss and LAE reserves primarily reflects losses at RSUI due to Hurricanes Katrina, Rita, Dennis and Wilma. The increase in gross and net LAE reserves for the casualty lines of business, which includes, among others, excess and umbrella, directors and officers liability, professional liability, general liability and workers’ compensation, primarily reflects increased premiums earned in directors and officers liability and professional liability and limited paid loss activity for the current and prior casualty accident years. With respect to commercial multiple peril, or “CMP,” lines of business, the increase in gross and net loss and LAE reserves primarily reflects an increase in CMP premiums earned in 2005.
     The decrease in gross and net loss and LAE reserves in the surety lines of business reflects CATA’s exit from the construction segment of the contract surety line in early 2005 and favorable loss emergence resulting in a $5.8 million reduction of prior accident year loss reserves. “All Other” lines of business primarily consist of loss and LAE reserves for lines of business discontinued in 2005 and loss reserves acquired in connection with the acquisition of Platte River and Landmark for which the sellers provided loss reserve guarantees. These acquired loss and LAE reserves are ceded 100 percent to the sellers, and as a result, they are not reflected in the above table. The decrease in the gross loss and LAE reserves for “All Other” lines is primarily due to the settlement of losses by the seller of Platte River. Additional information regarding the loss reserve guarantees of the sellers of Platte River and Landmark can be found in Note 5 to our consolidated financial statements set forth in Item 8 of this Form 10-K Report.

Changes in Loss and LAE Reserves between December 31, 2004 and December 31, 2003
     Total gross and net loss and LAE reserves increased at December 31, 2004 from December 31, 2003, primarily reflecting an increase in business generated by AIHL’s operating units and losses incurred in connection with the 2004 hurricanes. With respect to property lines of business, the increase in gross and net loss and LAE reserves in 2004 primarily reflects unpaid losses on AIHL’s gross property catastrophe losses of $401.8 million from the 2004 hurricanes. The increase in gross and net loss and LAE reserves for casualty line of business reflects increased business generated in 2004 by RSUI, acquired in July 2003 and Darwin, which commenced operations in May 2003. The increase in gross and net loss and LAE reserves for CMP lines primarily reflects strengthening of prior year loss reserves related to higher than expected CMP claims settlements and increased earned premiums.
     The decrease in gross and net surety loss and LAE reserves primarily reflects a decrease in contract surety premiums earned. The decrease in “All Other” gross loss and LAE reserves reflects a $20.0 million decrease in the liabilities for which the seller of Landmark provided loss reserve guarantees, a $13.5 million decrease in the liabilities for which the seller of Platte River provided loss reserve guarantees and a $1.7 million decrease in reserves related to assumed reinsurance written by CATA during the years 1969-1976 as a result of settlement of losses.
AIHL Investments
     General. AIHL and its insurance operating units invest in debt and equity securities to support their operations. Following is information relating to AIHL’s investments.

Years Ended December 31,
(in thousands)	2005	2004	2003

Interest, dividend and other income	$70,600	$43,200	$25,672
Net gain on investment transactions	$31,638	$84,478	$54,945

     The increase in interest, dividend and other income at AIHL in 2004 and 2005 primarily reflects the impact of higher interest rates and a larger invested asset base principally due to capital contributions by us, increased premium volume and the acquisition of RSUI in 2003.
     AIHL’s 2005 net gain on investment transactions primarily reflects the sale of 404,000 shares of CIGNA, for aggregate cash proceeds of $33.0 million. AIHL’s 2004 net gain on investment transactions primarily reflects the sale of 2.6 million shares of common stock of CIGNA, for aggregate cash proceeds of $169.9 million, while its 2003 pre-tax net gain on investment transactions primarily reflects the sale of 4.3 million shares of common stock of Burlington Northern for aggregate cash proceeds of $118.6 million. These dispositions were made primarily to diversify the investment portfolios of AIHL’s operating units.
     Investment Strategy. AIHL’s investment strategy seeks to preserve principal and maintain liquidity while trying to maximize its risk-adjusted, after-tax rate of return. Investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophic losses. AIHL’s investment portfolio currently consists mainly of highly rated and liquid debt securities and equity securities listed on national securities exchanges. AIHL’s debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of portfolio assets and the duration of liabilities, and, as such, is classified as available for sale.
     Despite significant catastrophe losses in 2005 and 2004, AIHL produced positive cash flow from continuing operations each quarter during the years ended December 31, 2005 and 2004. AIHL’s positive cash flow from continuing operations reduces the need to liquidate portions of its debt securities portfolio to pay for current claims. This positive cash flow also permits AIHL, as attractive investment opportunities arise, to make investments in debt securities that have a longer duration than AIHL liabilities. This strategy, when used, is designed to grow AIHL’s capital resources. When attractive investment opportunities do not arise, AIHL may maintain higher proportions of shorter duration securities to preserve its capital resources. In this regard, as of December 31, 2005 AIHL held approximately $490.0 million, or 31 percent of its debt securities portfolio, in securities with maturities of five years or less and approximately $492.3 million of short-term investments. AIHL anticipates modestly increasing the proportion of its debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide sufficient compensation for their increased risk. We do not believe that this strategy would reduce AIHL’s ability to meet ongoing claim payments or to respond to further significant catastrophe losses.
     In the event paid losses accelerate beyond the ability of AIHL’s insurance operating units to fund these paid losses from current cash balances, current operating cash flow, coupon receipts and security maturities, AIHL would need to liquidate a portion of its investment portfolio, receive capital contributions from us and/or arrange for financing. Strains on liquidity could result from the occurrence of several significant catastrophic events in a relatively short period of time, the sale of investments to fund these paid losses into a depressed marketplace, the uncollectibility of reinsurance recoverables on these paid losses, the significant decrease in the value of collateral supporting these reinsurance recoverables or a significant reduction in our net premium collections. While the majority of AIHL’s investment holdings are denominated in U.S. dollars, investments may be made in other currency denominations depending upon investment opportunities in those currencies, or as may be required by regulation or law. AIHL’s investment guidelines require compliance with applicable local regulations and laws.
     Investment Position Summary. The following tables summarize the investments of AIHL and its subsidiaries on a consolidated basis, excluding cash, as of December 31, 2005 and 2004, with all investments carried at fair value (in thousands, except for percentages):

Investments
December 31, 2005

	Amortized Cost or Cost		Fair Value
	Amount	Percentage	Amount	Percentage
Short-term investments	$492,258	20.7%	$492,258	20.3%
Corporate bonds	232,963	9.8	228,917	9.5
United States government and government agency bonds	156,961	6.6	154,601	6.4
Mortgage and asset-backed securities	567,374	23.8	562,777	23.2
Municipal bonds	623,522	26.2	618,326	25.5
Foreign bonds	14,708	0.6	14,570	0.6
Equity securities	293,410	12.3	349,887	14.5

Total	$2,381,196	100.0%	$2,421,336	100.0%

December 31, 2004

	Amortized Cost or Cost		Fair Value
	Amount	Percentage	Amount	Percentage
Short-term investments	$287,841	17.9%	$287,841	17.4%
Corporate bonds	257,532	16.1	257,076	15.5
United States government and government agency bonds	93,469	5.8	92,760	5.6
Mortgage- and asset-backed securities	237,883	14.8	237,799	14.4
Municipal bonds	573,779	35.8	575,236	34.8
Foreign bonds	3,689	0.2	3,709	0.2
Equity securities	150,252	9.4	198,829	12.0

Total	$1,604,445	100.0%	$1,653,250	100.0%

     AIHL continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If AIHL believes a decline in the value of a particular investment is temporary, it records the decline as an unrealized loss in common stockholders’ equity. If the decline is believed to be other than temporary, it is written down to the carrying value of the investment and a realized loss is recorded on AIHL’s statement of earnings. Management’s assessment of a decline in value includes, among other things, its current judgment as to the financial position and future prospects of the entity that issued the investment security. If that judgment changes in the future, AIHL may ultimately record a realized loss after having originally concluded that the decline in value was temporary.

     The following tables summarize, for all securities in an unrealized loss position at December 31, 2005 and 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (in thousands):
Securities in an Unrealized Loss Position

		Gross
December 31, 2005	Fair Value	Unrealized Loss
Debt securities:
0 — 6 months	$685,840	$4,757
Over 6 months	607,513	14,819

Total	$1,293,353	$19,576

Equity securities:
0 — 6 months	$45,135	$2,916
Over 6 months	10,700	1,167

Total	$55,835	$4,083

		Gross
December 31, 2004	Fair Value	Unrealized Loss
Debt securities:
0 — 6 months	$212,918	$1,262
Over 6 months	387,086	5,198

Total	$600,004	$6,460

Equity securities:
0 — 6 months	$1,180	$45
Over 6 months	9,221	618

Total	$10,401	$663

     Debt Securities Portfolio. The following table reflects investment results for the debt securities portfolio of AIHL and its subsidiaries, on a consolidated basis, for the years ended December 31, 2005, 2004 and 2003 (in thousands, except for percentages):
Investment Results for the Debt Securities Portfolio

		Net	Net	Pre-Tax
		Pre-Tax	After-Tax	Realized		After-
	Average	Investment	Investment	Gains	Effective	Tax
Year Ended:	Investments(1)	Income (2)	Income(3)	(Losses)	Yield (4)	Yield (5)
December 31, 2005	$1,371,703	$51,602	$38,804	$(1,605)	3.76%	2.83%
December 31, 2004	$1,043,396	$33,837	$25,701	$49	3.24%	2.46%
December 31, 2003	$486,894	$13,609	$9,877	$(28)	2.80%	2.03%

(1)	Average of amortized cost of fixed maturity portfolio at beginning and end of period.

(2)	After investment expenses, excluding realized gains or losses from sale of investments.

(3)	Net pre-tax investment income less income taxes.

(4)	Net pre-tax investment income for the period divided by average investments for the same period.

(5)	Net after-tax investment income for the period divided by average investments for the same period.

     The following tables indicate the composition of the debt securities portfolio by rating for AIHL and its subsidiaries at December 31, 2005 and 2004 (in thousands, except for percentages):
Debt Securities Portfolio by Rating*

December 31, 2005	Fair Value	Percentage
Aaa/AAA	$1,157,866	73.3%
Aa/AA	182,910	11.6
A/A	135,459	8.6
Baa/BBB	72,944	4.6
Non-rated or below Baa/BBB	30,012	1.9

Total	$1,579,191	100.0%

December 31, 2004	Fair Value	Percentage
Aaa/AAA	$738,372	63.3%
Aa/AA	192,233	16.5
A/A	120,303	10.3
Baa/BBB	100,825	8.6
Non-rated or below Baa/BBB	14,847	1.3

Total	$1,166,580	100.0%

*	Rating category used is the lower of Moody’s or Standard & Poors rating.
     The following tables indicate the composition of the long-term debt securities portfolio by years until contractual maturity at December 31, 2005 and 2004 (in thousands, except for percentages):
Debt Securities Portfolio by Years Until Maturity*

December 31, 2005	Amortized Cost	Fair Value	Percentage
One year or less	$109,513	$109,022	6.9%
Over one through five years	389,340	381,416	24.2
Over five through ten years	170,004	168,012	10.6
Over ten years	359,297	357,964	22.7
Mortgage and asset-backed securities	567,374	562,777	35.6

Total	$1,595,528	$1,579,191	100.0%

December 31, 2004	Amortized Cost	Fair Value	Percentage
One year or less	$99,003	$98,787	8.5%
Over one through five years	382,340	380,848	32.6
Over five through ten years	214,680	215,615	18.5
Over ten years*	232,446	233,531	20.0
Mortgage- and asset-backed securities	237,883	237,799	20.4

Total	$1,166,352	$1,166,580	100.0%

*	Includes $152.7 million of securities redeemable within one year at par.

     Equity Securities Portfolio. As of December 31, 2005, the equity securities portfolio of AIHL and its subsidiaries, on a consolidated basis, was carried at a fair value of approximately $349.9 million with an original cost of approximately $293.4 million. In 2005, AIHL had dividend income on its portfolio of $4.1 million, compared with $5.3 million in 2004 and $7.8 million in 2003. AIHL and its subsidiaries may, from time to time, make significant investments in the common stock of a public company, subject to limitations imposed by applicable regulations.
Strategic Investments
     As of December 31, 2005, we owned 6.0 million shares of Burlington Northern, or approximately 1.6 percent of Burlington Northern’s currently outstanding common stock. Burlington Northern owns one of the largest railroad networks in North America, with 32,000 route miles covering 28 states and two Canadian provinces.
Financial Condition
     Parent Level
     General. In recent years, we have followed a policy of maintaining a relatively liquid financial condition at the parent company in the form of cash, marketable securities, available credit lines and minimal amounts of debt. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. At December 31, 2005, we held approximately $588 million of marketable securities and cash at the parent company and had no debt outstanding under our credit facility.
     Dividends. We have declared stock dividends in lieu of cash dividends every year since 1987 except 1998 when Chicago Title Corporation was spun off to our stockholders. These stock dividends have helped to conserve our financial strength and, in particular, the liquid assets available to finance internal growth and operating company acquisitions and investments. On April 28, 2006, as our dividend on our common stock for 2006, we will pay to stockholders of record on April 3, 2006 a dividend of one share of our common stock for every 50 shares outstanding.
     Credit Agreement. In addition to our liquid assets, in July 2004, we entered into a three-year unsecured credit agreement with a bank syndicate. This credit agreement provides commitments for revolving credit loans in an aggregate principal amount of up to $200.0 million and scheduled to expire on July 27, 2007. The credit agreement replaced a prior 364-day credit agreement which expired on June 14, 2004 and a three-year credit agreement which was scheduled to expire on June 14, 2005, each of which provided for revolving credit loans in an aggregate principal amount of up to $100.0 million. Wachovia Bank, National Association, serves as administrative agent for the banks under our current credit agreement. At our option, borrowings under the current credit agreement will bear interest at either (x) the higher of (i) the administrative agent’s prime commercial lending rate or (ii) the federal funds rate plus 0.5 percent or (y) the London Interbank Overnight Rate plus a margin (currently 80 basis points) based on our Standard & Poors and/or Moody’s rating. Borrowings under the credit agreement will be available for working capital and general corporate purposes. Our practice is to repay borrowings under our credit agreements promptly in order to keep the facilities available for future acquisitions. We did not borrow any amounts under the credit agreement during the year ended December 31, 2005.

     Capital Contributions. From time to time, we make capital contributions to our subsidiaries when third-party financing may not be attractive or available. In 2005, we made capital contributions of $150.8 million to AIHL to provide additional capital to RSUI as a result of the 2005 hurricanes and $135.0 million to AIHL to provide additional capital to Darwin to support its business expansion and transition to a stand-alone insurance underwriting group. In 2004, we made capital contributions of $20.0 million to AIHL for its acquisition of DNA and to fund business expansion. In 2003, Alleghany made capital contributions of approximately $636.0 million to AIHL to acquire and capitalize Resurgens Specialty, RIC and Landmark (as discussed below) and to allow CATA to strengthen reserves. We expect that we will continue to make capital contributions to our subsidiaries in the future for similar or other purposes.
     Common Stock Purchases. We have announced that we may purchase shares of our common stock in open market transactions from time to time. In 2005 and 2004, we did not purchase any shares of our common stock. In 2003, we purchased an aggregate of 1,326 shares of our common stock for approximately $0.3 million, at an average cost of $222.24 per share.
     Dividends from Subsidiaries. At December 31, 2005, about $242.2 million of the equity of our subsidiaries was available for dividends or advances to us. At that date, approximately $1.6 billion of our total equity of approximately $1.9 billion was unavailable for dividends or advances to us from our subsidiaries, due to limitations imposed by statutes and agreements with lenders to which those subsidiaries are subject. In particular, our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by them without prior approval of insurance regulatory authorities. A maximum of $105.5 million was available for dividends without prior approval of the applicable insurance regulatory authorities at 2005 year-end. These limitations have not affected our ability to meet our obligations. In 2005, RSUI paid us a cash dividend of $25.0 million.
     Contractual Obligations. We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2005, certain long-term aggregate contractual obligations and credit-related financial commitments were as follows (in thousands):

			More than 1	More than 3	More
		Within	year but within	years but	than 5
Contractual Obligations	Total	1 year	3 years	within 5 years	years
Long-term debt obligations	$80,000	$—	$80,000	$—	$—
Operating lease obligations	40,616	7,065	14,112	9,893	9,546
Other long-term liabilities reflected on consolidated balance sheet under GAAP*	7,351	981	1,962	1,212	3,196
Losses and LAE	2,581,041	910,856	867,322	350,891	451,972

Total	$2,709,008	$918,902	$963,396	$361,996	$464,714

*	Other long-term liabilities primarily reflect pension and long-term incentive obligations.

     Our insurance operating units have obligations to make certain payments for losses and LAE pursuant to insurance policies they issue. These future payments are reflected as reserves on our financial statements. With respect to loss and LAE, there is typically no minimum contractual commitment associated with insurance contracts and the timing and ultimate amount of actual claims related to these reserves is uncertain. Additional information regarding reserves for loss and LAE, including information regarding the timing of payments of these expenses, can be found on pages 13 through 16, page 22, pages 30 through 33 and pages 42 through 44 of this Form 10-K Report.
     Material Off-Balance Sheet Arrangements. We did not enter into any off-balance sheet arrangements during 2005, 2004 or 2003, nor did we have any off-balance sheet arrangements outstanding at December 31, 2005, 2004 or 2003.
     Subsidiaries
     Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that we and our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our and their businesses. We and our subsidiaries have no material commitments for capital expenditures.
     AIHL. The obligations and cash outflow of AIHL’s insurance operating units include claim settlements, administrative expenses and purchases of investments. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, AIHL’s insurance operating units accumulate funds which they invest pending the need for liquidity. As an insurance company’s cash needs can be unpredictable due to the uncertainty of the claims settlement process, AIHL’s portfolio (which includes those of its insurance operating units) is composed primarily of debt securities and short-term investments to ensure the availability of funds and maintain a sufficient amount of liquid securities. As of December 31, 2005, investments and cash represented 49.8 percent of the assets of AIHL and its insurance operating units.
     At December 31, 2005, we had total unpaid losses and LAE of approximately $2.6 billion and reinsurance recoverables on these total unpaid losses and LAE of approximately $1.5 billion. As of December 31, 2005, AIHL’s investment portfolio had a fair market value of $2.4 billion and consisted primarily of high quality debt securities with an average life of 3.8 years and an effective duration of 5.6 years. Effective duration measures a portfolio’s sensitivity to change in interest rates; a change within a range of plus or minus 1 percent in interest rates would be expected to result in an inverse change of approximately 3.8 percent in the fair market value of the portfolio of AIHL. The overall debt securities portfolio credit quality is measured using the lower of either Standard & Poors or Moody’s rating. The weighted average rating at December 31, 2005 was AAA, with over 98.1 percent of all securities rated investment grade. AIHL’s investment portfolio contains no investments of a derivative nature. Additional information regarding AIHL’s investment portfolio and investment strategy can be found on pages 44 through 49 of this Form 10-K Report.

     On May 3, 2004, AIHL acquired DNA for cash consideration of approximately $20.4 million, $17.1 million of which represented consideration for DNA’s investment portfolio and the balance of which represented consideration for licenses. On May 2, 2005, DNA acquired Darwin Select for cash consideration of approximately $25.3 million, $22.3 million of which represented consideration Darwin Select’s investment portfolio and the balance of which represented consideration for licenses.
     On July 1, 2003, AIHL acquired Resurgens Specialty from the seller for cash consideration, including capitalized expenditures, of approximately $116.0 million. Resurgens Specialty became a subsidiary of RSUI. In connection with the acquisition of Resurgens Specialty, on June 30, 2003, RSUI acquired RIC, to write admitted business underwritten by Resurgens Specialty, from the seller of RIC for consideration of approximately $19.7 million, $13.2 million of which represented consideration for RIC’s investment portfolio and the balance of which represented consideration for licenses. On September 2, 2003, RIC acquired Landmark, a non-admitted insurance company, to write non-admitted business underwritten by Resurgens Specialty, from the seller of Landmark for cash consideration of $33.9 million, $30.4 million of which represented consideration for Landmark’s investment portfolio and the balance of which represented consideration for licenses. The seller of Landmark provided loss reserve guarantees for all of the loss and LAE liabilities of Landmark that existed at the time of the sale. We capitalized RIC and Landmark in an aggregate amount of approximately $520.0 million.
     On January 4, 2002, AIHL acquired CATA. The total purchase price was approximately $182.0 million. At the same time AIHL acquired Platte River, a Nebraska-domiciled insurance company, for approximately $40.0 million, $31.0 million of which represented consideration for Platte River’s investment portfolio and the balance of which represented consideration for licenses. The seller provided loss reserve guarantees for all of the loss and LAE liabilities of Platte River that existed at the time of the sale.
     These acquisitions were funded from internal cash resources.
     Alleghany Properties. As part of our sale of Sacramento Savings Bank in 1994, we, through our wholly owned subsidiary Alleghany Properties, purchased the real estate and real estate-related assets of Sacramento Savings. Alleghany Properties is our only subsidiary holding substantial real estate investments. As of December 31, 2005, Alleghany Properties held properties having a total book value of approximately $27.5 million, as compared with approximately $30.1 million as of December 31, 2004 and approximately $32.7 million as of December 31, 2003. These properties and loans had a total book value of approximately $90.1 million as of October 31, 1994 (the date Alleghany Properties purchased the assets). The capital needs of Alleghany Properties consist primarily of various development costs relating to its owned properties and corporate administration. Adequate funds to provide for the currently foreseeable needs of its business are expected to be generated by sales and, if needed, capital contributions by us. Alleghany Properties paid an aggregate of $10.0 million of cash dividends to us in 2003.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
     Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, foreign currency exchange rates and commodity prices. The primary market risk related to our non-trading financial instruments is the risk of loss associated with adverse changes in interest rates.
     We invest in equity securities which are subject to fluctuations in market value. We also purchase debt securities with fixed maturities that exposes us to risk related to adverse changes in interest rates. We hold our equity securities and debt securities as available for sale. Any changes in the fair value in these securities, net of tax, would be reflected in our accumulated other comprehensive income as a component of stockholders’ equity. The table below summarizes our equity price risk and shows the effect of a hypothetical increase or decrease in market prices as of December 31, 2005 and 2004 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in millions):

			Estimated Fair Value	Hypothetical Percentage
As of	Estimated Fair	Hypothetical	after Hypothetical	Increase(Decrease) in
December 31,	Value	Price Change	Change in Prices	Stockholders'Equity

2005	$796.2	20% Increase	$955.4	5.5%

		20% Decrease	$637.0	(5.5)%

2004	$645.2	20% Increase	$774.2	4.7%

		20% Decrease	$516.1	(4.7)%

     The primary market risk for our and our subsidiaries’ long-term debt is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate refinancing opportunities. Other than one interest rate swap, we currently do not use derivatives to manage market and interest rate risks. In respect of the interest rate swap, we are exposed to a credit risk in the unlikely event of nonperformance by the swap counterparty.
     The tables below present a sensitivity analysis of our consolidated debt securities and subsidiaries’ debt, as of December 31, 2005 and 2004, that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, we use fair values to measure its potential change, and a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical December 31, 2005 and 2004 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding.

At December 31, 2005 (dollars in millions)

Interest rate shifts	-300	-200	-100	0	100	200	300

Assets
Debt securities, fair value	$1,772.3	$1,710.8	$1,650.4	$1,589.4	$1,527.9	$1,467.2	$1,408.0

Estimated change in fair value	$182.9	$121.4	$61.0	—	$(61.5)	$(122.2)	$(181.4)

Liabilities

Subsidiaries’ debt, fair value	$81.7	$82.7	$83.6	$83.6	$84.6	$85.6	$86.6

Estimated change in fair value	$(1.9)	$(0.9)	—	—	$1.0	$2.0	$3.0

At December 31, 2004 (dollars in millions)

Interest rate shifts	-300	-200	-100	0	100	200	300

Assets
Debt securities, fair value	$1,261.3	$1,229.8	$1,198.5	$1,166.6	$1,134.2	$1,101.8	$1069.6

Estimated change in fair value	$94.7	$63.2	$31.9	—	$(32.4)	$(64.8)	$(97.0)

Liabilities

Subsidiaries’ debt, fair value	$80.3	$80.7	$81.3	$82.0	$82.6	$83.3	$83.9

Estimated change in fair value	$(1.7)	$(1.3)	$(0.7)	—	$0.6	$1.3	$1.9

     These sensitivity analyses provide only a limited, point-in-time view of the market risk of the financial instruments discussed above. The actual impact of changes in equity prices and market interest rates on the financial instruments may differ significantly from those shown in the above sensitivity analyses. The sensitivity analyses are further limited because they do not consider any actions we could take in response to actual and/or anticipated changes in equity prices and in interest rates.
     As a result of our sale of World Minerals in July 2005, we do not have any foreign currency risk as we no longer have any foreign operations.
Item 8. Financial Statements and Supplementary Data.
Index to Consolidated Financial Statements
Alleghany Corporation and Subsidiaries

Consolidated Balance Sheets
Alleghany Corporation and Subsidiaries

December 31,
(in thousands, except share amounts)	2005	2004

Assets
Investments
Available for sale securities at fair value:
Equity securities (cost: 2005, $384,890; 2004, $290,597)	$796,192	$645,184
Debt securities (amortized cost: 2005, $1,607,948; 2004, $1,166,352)	1,589,371	1,166,580
Short-term investments	625,541	374,391

	3,011,104	2,186,155

Other invested assets	10,876	12,630

Total investments	3,021,980	2,198,785

Cash	160,762	267,760
Notes receivable	91,535	91,665
Premium balances receivable	223,378	203,141
Reinsurance recoverables	1,642,199	623,325
Ceded unearned premium reserves	314,472	286,451
Deferred acquisition costs	62,161	56,165
Property and equipment at cost, net of accumulated depreciation and amortization	19,708	15,717
Goodwill and other intangibles, net of amortization	167,506	172,707
Deferred tax assets	117,524	91,445
Other assets	74,196	76,707
Current taxes receivable	18,310	—
Assets of discontinued operations	—	336,549

	$5,913,731	$4,420,417

Liabilities and Common Stockholders’ Equity
Losses and loss adjustment expenses	$2,581,041	$1,232,337
Unearned premiums	812,982	751,131
Reinsurance payable	181,693	112,479
Deferred tax liabilities	213,512	198,942
Subsidiaries’ debt	80,000	80,000
Current taxes payable	—	15,713
Other liabilities	176,176	120,002
Liabilities of discontinued operations	—	136,397

Total liabilities	4,045,404	2,647,001
Preferred stock
(preferred shares authorized: 2005 and 2004 — 8,000,000; preferred shares issued and outstanding: none)	—	—
Common stockholders’ equity:
(common shares authorized: 2005 and 2004 — 22,000,000; common shares issued and outstanding 2005 — 7,904,879; 2004 — 7,829,721)	1,868,327	1,773,416

	$5,913,731	$4,420,417

     See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings
Alleghany Corporation and Subsidiaries

Years ended December 31,
(in thousands, except per share amounts)	2005	2004	2003

Revenues
Net premiums earned	$849,653	$805,417	$430,914
Interest, dividend and other income	97,857	63,288	55,930
Net gain on investment transactions	148,446	86,870	151,842

Total revenues	1,095,956	955,575	638,686

Costs and expenses
Loss and loss adjustment expenses	747,967	540,569	250,202
Commissions and brokerage expenses	216,796	190,657	113,688
Salaries, administrative and other operating expenses	29,025	31,756	17,586
Corporate administration	38,875	41,278	34,678
Interest expense	3,474	2,417	2,911

Total costs and expenses	1,036,137	806,677	419,065

Earnings from continuing operations, before income taxes	59,819	148,898	219,621
Income taxes	13,842	46,200	66,755

Earnings from continuing operations	45,977	102,698	152,866
Discontinued operations
Earnings from operations of discontinued operations, (including a gain on disposal of $12,183 in 2005 and a loss of $1,950 in 2004)	12,641	20,196	20,746
Income taxes	6,284	5,198	11,234

Earnings from discontinued operations, net of tax	6,357	14,998	9,512

Net earnings	$52,334	$117,696	$162,378

Basic earnings per share of common stock: *
Continuing operations	$5.83	$13.13	$19.72
Discontinued operations	.81	1.92	1.23

Basic net earnings per share	$6.64	$15.05	$20.95

Diluted earnings per share of common stock: *
Continuing operations	$5.83	$13.10	$19.66
Discontinued operations	.81	1.91	1.22

Diluted net earnings per share	$6.64	$15.01	$20.88

*	Amounts reflect subsequent common stock dividends.
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Common Stockholders’ Equity
     Alleghany Corporation and Subsidiaries

Three Years Ended December 31, 2005
				Accumulated
				Other			Total
	Common	Contributed	Unearned	Comprehensive	Treasury	Retained	Stockholders’
(in thousands, except share amounts)	Stock	Capital	Compensation	Income	Stock	Earnings	Equity

Balance at December 31, 2002	$7,514	$500,091	$(5,681)	$141,367	$(45,939)	$789,499	$1,386,851
(7,973,543 shares of common stock issued; 264,927 in treasury)
Add (deduct):
Net earnings	—	—	—	—	—	162,378	162,378
Other comprehensive loss, net of tax:
Translation gain	—	—	—	12,679	—	—	12,679
Minimum pension liability	—	—	—	(108)	—	—	(108)
Change in unrealized appreciation of investments, net	—	—	—	(628)	—	—	(628)

Comprehensive income	—	—	—	11,943	—	162,378	174,321

Common stock dividend	—	(2,125)	—	—	26,685	(24,639)	(79)
Stock based compensation	—	1,828	1,420	—	—	—	3,248
Other, net	—	(6,366)	—	—	15,604	—	9,238

Balance at December 31, 2003	7,514	493,428	(4,261)	153,310	(3,650)	927,238	1,573,579
(7,817,199 shares of common stock issued; 20,083 in treasury)
Add (deduct):
Net earnings	—	—	—	—	—	117,696	117,696
Other comprehensive income, net of tax:
Translation gain	—	—	—	6,088	—	—	6,088
Minimum pension liability	—	—	—	(697)	—	—	(697)
Change in unrealized appreciation of investments, net	—	—	—	65,188	—	—	65,188

Comprehensive income	—	—	—	70,579	—	117,696	188,275

Common stock dividend	150	39,779	—	—	—	(40,046)	(117)
Stock based compensation	—	13,594	(7,035)	—	—	—	6,559
Other, net	13	1,683	—	—	3,424	—	5,120

Balance at December 31, 2004	7,677	548,484	(11,296)	223,889	(226)	1,004,888	1,773,416
(7,830,680 shares of common stock issued; 959 in treasury)
Add (deduct):
Net earnings	—	—	—	—		52,334	52,334
Other comprehensive income, net of tax:
Translation gain	—	—	—	3,177	—	—	3,177
Minimum pension liability	—	—	—	4,380	—	—	4,380
Change in unrealized appreciation of investments, net	—	—	—	22,951	—	—	22,951

Comprehensive income	—	—	—	30,508	—	52,334	82,842

Common stock dividend	154	42,092	—	—	—	(42,361)	(115)
Stock based compensation	—	—	2,843	—	—	—	2,843
Other, net	74	9,041	—	—	226	—	9,341

Balance at December 31, 2005	$7,905	$599,617	$(8,453)	$254,397	$—	$1,014,861	$1,868,327
(7,904,879 shares of common stock issued; none in treasury)*

*	Amounts reflect subsequent common stock dividends.
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Alleghany Corporation and Subsidiaries

Years Ended December 31
(in thousands)		Revised	Revised
		2004	2003
	2005	(see Note 1.d.)	(see Note 1.d.)

Cash flows from operating activities
Net earnings	$52,334	$117,696	$162,378
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation and amortization	20,828	29,100	14,037
Net gain on investment transactions and sales of subsidiary	(148,446)	(86,870)	(151,842)
Tax benefit on stock options exercised	1,399	1,317	4,267
(Increase) decrease in other assets	10,654	56,249	(26,409)
Decrease in notes receivable	130	278	275
(Increase) decrease in reinsurance receivable, net of reinsurance payable	(949,660)	(591,864)	92,935
(Increase) decrease in premium balances receivable	(20,237)	76,541	(278,216)
Increase in ceded unearned premium reserves	(28,021)	(55,285)	(272,971)
Increase in deferred acquisition costs	(5,996)	(8,883)	(30,601)
Increase (decrease) in other liabilities and current taxes	24,652	(39,105)	92,538
Increase in unearned premiums	61,851	107,063	624,534
Increase in losses and loss adjustment expenses	1,348,704	794,343	183,317
Discontinued operations	11,484	947	16,860

Net adjustments	327,342	283,831	268,724

Net cash provided by operating activities	379,676	401,527	431,102

Cash flows from investing activities
Purchase of investments	(1,276,567)	(1,039,690)	(1,451,746)
Sales and maturities of investments	922,232	943,984	751,599
Sale of subsidiary	201,854	53,403	—

Purchases of property and equipment	(9,613)	(6,761)	(5,361)
Net change in short-term investments	(257,993)	(240,018)	493,321
Other, net	(25,262)	(22,597)	94,150
Acquisition of insurance companies, net of cash acquired	(25,574)	(17,918)	(109,244)
Discontinued operations	(40,055)	(9,422)	(8,591)

Net cash used in investing activities	(510,978)	(339,019)	(235,872)

Cash flows from financing activities
Principal payments on long-term debt	—	(8,000)	(33,000)
Proceeds of long-term debt	—	—	25,000
Treasury stock acquisitions	—	—	(287)
Net cash provided from discontinued operations	—	4,566	36,959
Other, net	2,090	1,367	(7,138)
Discontinued operations	8,991	(2,715)	(12,604)

Net cash provided by (used in) financing activities	11,081	(4,782)	8,930

Cash flows of discontinued operations
Operating activities	(386)	(17,147)	(26,372)
Investing activities	22,600	10,624	8,591
Financing activities	(8,991)	2,715	12,604

Net cash provided by (used in) discontinued operations	13,223	(3,808)	(5,177)

Net (decrease) increase in cash	(106,998)	53,918	198,983
Cash at beginning of year	267,760	213,842	14,859

Cash at end of year	$160,762	$267,760	$213,842

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$4,075	$4,245	$4,408
Income taxes	$67,218	$117,572	$41,866

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Alleghany Corporation and Subsidiaries
1. Summary of Significant Accounting Principles
a. Principles of Financial Statement Presentation.
Alleghany Corporation, a Delaware corporation (“Alleghany,” or together with its subsidiaries, the “Company”), owns Alleghany Funding Corporation (“Alleghany Funding”); Alleghany Properties Holdings LLC and Alleghany Insurance Holdings LLC (“AIHL”). Alleghany owns 100 percent of these subsidiaries. Alleghany also owned Heads & Threads International LLC (“Heads & Threads”) until December 31, 2004 and World Minerals, Inc. (“World Minerals”) until July 14, 2005. Accordingly, the operations of Heads & Threads and World Minerals have been reclassified as discontinued operations for all periods presented. See Note 2.
     On July 1, 2003, AIHL acquired Resurgens Specialty Underwriting, Inc. (“Resurgens Specialty”), a specialty wholesale underwriting agency, from Royal Group, Inc., a subsidiary of Royal & Sun Alliance Insurance Group plc (“R&SA”), for cash consideration, including capitalized expenditures, of approximately $116.0 million. Resurgens Specialty became a subsidiary of RSUI Group, Inc. (“RSUI”). In connection with the acquisition of Resurgens Specialty, on June 30, 2003, RSUI Group, Inc. acquired RSUI Indemnity Company (“RIC”) from Swiss Re America Holding Corporation for cash consideration of approximately $19.7 million. On September 2, 2003, RIC purchased Landmark American Insurance Company (“Landmark”) from Guaranty National Insurance Company (“Guaranty National”)for cash consideration of $33.9 million. As a result of these acquisitions, AIHL allocated $21.9 million to goodwill and $102.9 million to intangible assets. AIHL’s results of operations include Resurgens Specialty’s results from July 1, 2003.
     In March 2003, AIHL established a new specialty liability insurance underwriting company, Darwin Professional Underwriters, Inc. (“Darwin”). On May 3, 2004, AIHL acquired U.S. AEGIS Energy Insurance Company, subsequently renamed Darwin National Assurance Company (“DNA”), from Aegis Holding Inc. for cash consideration of approximately $20.4 million. On May 2, 2005, DNA purchased Ulico Indemnity Company, subsequently renamed Darwin Select Insurance Company (“Darwin Select”), from Ulico Casualty Company for cash consideration of $25.3 million. As a result of these acquisitions, AIHL allocated $3.0 million to intangible assets. Throughout 2005, AIHL owned 80 percent of the currently outstanding shares of common stock of Darwin. The remaining 20 percent of the shares of common stock of Darwin were held by members of Darwin’s management pursuant to a restricted stock plan. In 2005, certain conditions were achieved, and as a result, minority interest reflecting management’s ownership interest was recorded in 2005. There was no minority interest recorded in 2004 or 2003. Effective January 1, 2006, the Company reorganized Darwin and, as a result, AIHL owns 90 percent of Darwin and management’s ownership interest was reduced to 10 percent.
     The accompanying consolidated financial statements include the results of Alleghany and its majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company balances and transactions have been eliminated in consolidation.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those reported results to the extent that those estimates and assumptions prove to be inaccurate.
b. Investments.
Investments consist of equity securities, debt securities, short-term investments and other invested assets. The Company classifies its marketable equity securities, debt securities and short-term investments as available for sale. Debt securities consist of securities with an initial maturity of more than one year. Such securities primarily include U.S. Treasury, Federal National Mortgage and Federal Home Loan Mortgage notes. Short-term investments include commercial paper, certificates of deposit, money market instruments and any fixed maturity with an initial maturity of one year or less. The Company has investments in two partnerships totaling $10.9 million which are included in other invested assets and are accounted for using the equity method of accounting.
     At December 31, 2005 and 2004, available for sale securities are recorded at fair value based on quoted market prices or dealer quotes. Unrealized gains and losses during the year, net of the related tax effect applicable to available-for-sale securities, are excluded from earnings and reflected in comprehensive income and the cumulative effect is reported as a separate component of common stockholders’ equity until realized. A decline in the fair value of an available-for-sale security below its cost that is deemed other-than-temporary is charged to earnings.
     Realized gains and losses on investments are determined on the specific identification method.
     At December 31, 2005 and 2004, Alleghany had a concentration of market risk in its holdings of the equity securities of Burlington Northern Santa Fe Corporation (“Burlington Northern”) of $424.9 million and $378.5 million, respectively. The cost of these securities is $72.4 million at December 31, 2005.
c. Derivative Financial Instruments.
The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into interest rate swaps for purposes of converting variable interest rate exposure to a fixed rate and to match interest expense with interest income. Interest rate swaps are accounted for as a hedge of the obligation. Interest expense is recorded using the revised interest rate.
d. Cash.
For purposes of the consolidated statements of cash flows and consolidated balance sheets, cash includes only funds that are available for immediate withdrawal. In 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were excluded from the consolidated statements of cash flows.
e. Premiums and Unearned Premiums.
Premiums are recognized as revenue on a pro-rata basis over the term of an insurance policy. This recognition is based on the short term (twelve months or less) nature of the lines of business written by AIHL’s insurance operating units, which consist of property and casualty and surety and fidelity lines. Unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of insurance policies in force.
     Premium balances receivable are reported net of an allowance for estimated uncollectible premium amounts. Ceded premiums are charged to income over the applicable terms of the various reinsurance contracts with third party reinsurers.

f. Reinsurance Recoverables.
AIHL follows the customary practice of reinsuring with other companies a portion of the loss exposures on business its insurance operating units have written. This practice allows AIHL’s insurance operating units to diversify their business and write larger policies, while limiting the extent of their primary maximum net loss. Reinsuring loss exposures does not relieve AIHL’s insurance operating units from their obligations to policyholders. AIHL’s insurance operating units remain liable to their policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize their exposure to losses from a reinsurer’s inability to pay, AIHL’s insurance operating units periodically evaluate the financial condition of their reinsurers.
     Reinsurance recoverables (including amounts related to claims incurred but not reported (“IBNR”)) and prepaid reinsurance premiums are reported as assets. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. Ceded premiums are charged to income over the applicable terms of the various reinsurance contracts with third party reinsurers. Reinsurance contracts that do not result in a reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed and that do not provide for the transfer of significant insurance risk generally do not meet the conditions for reinsurance accounting and are accounted for as deposits.
g. Deferred Acquisition Costs.
Acquisition costs related to unearned premiums that vary with, and are directly related to, the production of such premiums (principally commissions, premium taxes, compensation and certain underwriting expenses) are deferred. Deferred acquisition costs are amortized to expense as the related premiums are earned. Deferred acquisition costs are periodically reviewed to determine their recoverability from future income, including investment income, and if any such costs are determined to be not recoverable they are charged to expense. Deferred acquisition costs amortized to expense in 2005 and 2004 were $83.8 and $62.2 million, respectively.
h. Property and Equipment.
Depreciation of buildings and equipment and amortization of leasehold improvements are principally calculated using the straight-line method over the estimated useful life of the respective assets or the life of the lease, whichever is less. Rental expense on operating leases is generally recorded on a straight-line basis over the term of the lease, regardless of the timing of actual lease payments.
i. Goodwill and Other Intangible Assets.
Goodwill and certain intangible assets are deemed to have an indefinite useful life are subject to an annual review for impairment. Other intangible assets that are not deemed to have an indefinite useful life will continue to be amortized over their useful lives.
     During 2005, the Company performed the impairment tests using the fair value approach required by SFAS 142. Based on these tests, there was no impairment to goodwill or intangible asset values during 2005.
j. Income Taxes.
The Company files a consolidated federal income tax return with its subsidiaries. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
k. Loss Reserves.
The reserves for losses and loss adjustment expenses represent management’s best estimate of the ultimate cost of all reported and unreported losses incurred through the balance sheet date and include, but are not limited to: (i) the accumulation of individual estimates for claims reported on direct business prior to the close of an accounting period; (ii) estimates received from reinsurers with respect to reported claims which have been reinsured; (iii) estimates for IBNR based on past experience modified for current trends and (iv) estimates of expenses for investigating and settling claims based on past experience. The reserves recorded are based on estimates resulting from the review process, and differences between estimates and ultimate payments are reflected as an expense in the statement of earnings in the period in which the estimates are revised.
l. Revenue Recognition for Non-Insurance Operations.
Revenue and profits from land sales are recognized using the full accrual method when title has passed to the buyer, the collectibility of the sales price is reasonably assured, the required minimum cash down payment has been received and the Company has no continuing involvement with the property. The Company has recorded sales under the full accrual method as all requirements have been met.
m. Net Earnings Per Share of Common Stock.
Net earnings per share of common stock are based on the average number of shares of Alleghany common stock outstanding during the years ended December 31, 2005, 2004 and 2003, respectively, as adjusted for stock dividends. The average number of shares of common stock outstanding, as adjusted for stock dividends, was 7,886,012 in 2005, 7,821,167 in 2004 and 7,751,630 in 2003.
n. Stock Option Plans.
The Company follows Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation Transition and Disclosure.” SFAS 123 establishes accounting and reporting standards for stock-based employee compensation plan, and allows companies to choose between the “fair value based method of accounting” as defined in SFAS 123 and the “intrinsic value based method of accounting” as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” The Company has elected to continue to follow the “intrinsic value based method of accounting” for awards granted prior to 2003 and accordingly no expense is recognized on stock option grants. Effective January 1, 2003, the Company adopted the “fair value based method of accounting” of SFAS 123, using the prospective transition method for awards granted after January 1, 2003.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no cash dividend yield for all years; expected volatility ranges of 17.4 to 19.1 percent; risk-free interest rates ranging from 3.21 to 4.40 percent and expected lives of up to eight years.
     The compensation cost that has been charged against income for Alleghany’s stock-based plans was $16.7 million, $16.7 million and $7.7 million in 2005, 2004 and 2003, respectively. Had compensation cost for Alleghany’s two stock-based compensation plans been determined based on the fair value at the grant date for awards under those plans consistent with the method of SFAS 123, Alleghany’s net earnings and earnings per share would have changed to the pro forma amounts indicated as follows (in thousands except for per share amounts):

		2005	2004	2003

Net earnings	As reported	$52,334	$117,696	$162,378
	Pro forma	$51,896	$118,934	$161,905

Basic earnings per share	As reported	$6.64	$15.05	$20.95
	Pro forma	$6.58	$15.21	$20.89

o. Reclassification.
Certain prior year amounts have been reclassified to conform to the 2005 presentation.
p. Recently Adopted Accounting Standards.
Effective December 31, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue 03-01 (EITF 03-01), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 requires that certain quantitative and qualitative disclosures be made for debt and marketable equity securities classified as available for sale that are impaired at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. The Company has added the applicable disclosure information in Note 3. In November 2005, FASB Staff Position FAS 115-1 was issued and is effective for reporting periods beginning after December 15, 2005. The Company will adopt the guidance in this Staff Position in the first quarter of 2006 and does not anticipate that it will have any effect on the carrying value of its portfolio of securities.
     In December 2004, FASB Statement 123 (revised), “Share-Based Payment,” was issued. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires the application of a fair value based measurement method in accounting for share-based payment transactions with employees. This Statement is effective as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company’s present method of accounting for share-based payments is described in Note 1.n. The pro forma effects of the adoption of this Statement are also described in Note 1.n. The Company will adopt this Statement in the first quarter of 2006.
     In June 2005 FASB Statement 154, “Accounting Changes and Error Corrections,” was issued. This Statement applies to all voluntary changes in accounting principle and changes the requirements for, and reporting of, a change in accounting principle. The new standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. The new standard does not change the transition provisions of any existing accounting pronouncements such as Statement 123 (revised). Statement 154 is effective for accounting changes and corrections of errors made in reporting periods beginning after December 15, 2005.
q. Statutory Accounting Practices.
The Company’s insurance operating units, domiciled principally in the States of New Hampshire, Delaware, Wisconsin, Nebraska, Arkansas and Oklahoma, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of the states of domicile. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the domiciliary state, but allowed by the domiciliary state regulatory authority. The impact of any permitted accounting practices on statutory surplus of the Company is not material.

2. Discontinued Operations
a. Sale of Heads & Threads
On December 31, 2004, Alleghany merged its wholly-owned subsidiary, Heads & Threads, with and into HTI Acquisition LLC, an acquisition vehicle formed by a private investor group led by Heads & Threads management and Capital Partners, Inc. Alleghany received consideration of approximately $54 million in cash, subject to adjustment based on net book value at closing. The transaction generated a pre-tax loss of $1.95 million and an after-tax loss of $1.2 million, and such amounts were included in the Company’s 2004 financial statements as discontinued operations.
     In 2005, upon final settlement of closing adjustments with the private investor group, Alleghany wrote off a receivable in the amount of $1.2 million pre-tax and $0.8 million after-tax during the 2005 second quarter. During the 2005 fourth quarter, Alleghany recorded a charge of $0.4 million pre-tax and $0.2 million after-tax relating to pension and other liabilities. Such amounts are included in discontinued operations for 2005.
     The results of operations for each of the two years ending in 2004 are shown below (in thousands):

	2004	2003

Revenues
Net fastener sales	$158,244	$113,277

Costs and Expenses
Salaries, administration and other expenses	35,711	29,259
Cost of goods sold — fasteners	120,920	88,163
Interest expense	696	788

Total costs and expenses	157,327	118,210

Earnings (loss)	917	(4,933)
Income tax (benefit)	(34)	(1,123)

Net earnings (loss) from discontinued operations	$951	$(3,810)

b. Sale of World Minerals
On July 14, 2005, Alleghany sold its world-wide inddustrial minerals business, World Minerals, to Imerys USA, Inc. (the “Purchaser”), a wholly owned subsidiary of Imerys, S.A., pursuant to a Stock Purchase Agreement, dated as of May 19, 2005, by and among Imerys USA, Inc., Imerys, S.A. and Alleghany (the “Stock Purchase Agreement”). Under the terms of the Stock Purchase Agreement, the purchase price was $230.0 million, which was reduced by $13.2 million reflecting contractual obligations to be paid by the Purchaser after the closing, resulting in an adjusted purchase price of $216.8 million (the “Adjusted Purchase Price”). $206.8 million of the Adjusted Purchase Price was paid in cash by the Purchaser to Alleghany on the closing date, with the remaining $10.0 million being held by the Purchaser as security for certain indemnification obligations undertaken by Alleghany pursuant to the Stock Purchase Agreement. The $10.0 million holdback will bear interest at the U.S. Treasury 10-year note rate and is scheduled to be released to Alleghany (to the extent not applied toward such indemnification obligations) during the period covering the fifth through the tenth anniversaries of the closing date. Alleghany is carrying a receivable in the amount of $9.3 million on its balance sheet in respect of the holdback, equal to the $10.0 million face amount less an interest rate discount of $0.7 million. As described in more detail in Note 14, Alleghany established a $0.6 million reserve in connection with its indemnification obligations under the Stock Purchase Agreement during the 2005 second quarter. Such reserve was reduced by $54 thousand in the 2005 fourth quarter for payments made by the purchaser on Alleghany’s behalf.

     Alleghany paid legal, accounting and investment banking fees of $4.9 million in connection with the transaction. The sale of World Minerals produced an after-tax gain of $18.6 million in 2005. Alleghany has classified the operations of World Minerals as a “discontinued operation” in its financial statements for all periods presented. Historical balance sheet information* relating to World Minerals is set forth in the following table (in thousands):

2004

Assets
Short-term investments	$4,061
Cash	20,676
Accounts receivable, net	53,771
Inventory	41,521
Property and equipment at cost, net	152,625
Goodwill	50,999
Deferred tax assets	5,810
Other assets	7,121

$336,584

Liabilities and Stockholders’ Equity

Bank debt	$58,258
Other liabilities	59,542
Deferred tax liabilities	18,597

136,397
Common stockholders’ equity	200,187

$336,584

*	The balance sheet accounts shown above are before inter-company eliminations made in the preparation of the Company’s consolidated balance sheets.
     At July 14, 2005, Alleghany’s investment in World Minerals was $182.9 million. Historical information relating to the results of operations of World Minerals is as follows (in millions):

	January 1
	to July 14,
	2005	2004	2003

Revenues	$156.2	$285.3	$266.3

Costs and expenses
Salaries, administration and other expenses	23.4	44.2	39.6
Cost of mineral and filtration sales	130.1	217.5	199.2
Interest expense	2.2	2.4	1.8

Total cost and expenses	155.7	264.1	240.6

Earnings before taxes	0.5	21.2	25.7
Income taxes	11.6	6.0	12.4

Net (loss) earnings from discontinued operations	$(11.1)	$15.2	$13.3

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

3. Investments
Available for sale securities at December 31, 2005 and 2004 are summarized as follows (in thousands):

2005
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value

Consolidated
Equity securities	$384,890	$415,625	($4,323)	$796,192
Debt securities	1,607,948	3,237	(21,814)	1,589,371
Short-term investments	625,541	—	—	625,541

	$2,618,379	$418,862	($26,137)	$3,011,104

Industry Segment
AIHL insurance group	$2,381,196	$63,799	($23,659)	$2,421,336
Corporate activities	237,183	355,063	(2,478)	589,768

	$2,618,379	$418,862	($26,137)	$3,011,104

2004
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value

Consolidated
Equity securities	$290,597	$355,250	$(663)	$645,184
Debt securities	1,166,352	6,688	(6,460)	1,166,580
Short-term investments	374,391	—	—	374,391

	$1,831,340	$361,938	$(7,123)	$2,186,155

Industry Segment
AIHL insurance group	$1,604,445	$55,928	$(7,123)	$1,653,250
Corporate activities	226,895	306,010	—	532,905

	$1,831,340	$361,938	$(7,123)	$2,186,155

     The amortized cost and estimated fair value of debt securities at December 31, 2005 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Short-term investments due in one year or less	$625,541	$625,541

Mortgage and asset-backed securities	579,794	572,957

Debt securities
One year or less	109,513	109,022
Over one through five years	389,340	381,416
Over five through ten years	170,004	168,012
Over ten years	359,297	357,964

Equity securities	384,890	796,192

	$2,618,379	$3,011,104

     The proceeds from sales of available-for-sale securities were $922.2 million, $944.0 million and $751.6 million in 2005, 2004 and 2003, respectively. The amounts of gross realized gains and gross realized losses of available-for-sale securities were $152.3 million and $3.9 million in 2005, $90.8 million and $3.9 million in 2004 and $159.4 million and $7.5 million in 2003.

     Interest and dividend income were as follows (in thousands)*:

	2005	2004	2003

Interest income	$75,171	$41,156	$22,347
Dividend income	10,669	10,928	14,522

	$85,840	$52,084	$36,869

*	Excluded from the table above is other income of $12,017 thousand, $11,204 thousand and $19,061 thousand for 2005, 2004 and 2003, respectively. Other income is comprised principally of real estate income.
     The Company reviews the available-for-sale securities that are trading below cost each quarter. If the review indicates that the declines were other-than-temporary, a realized capital loss will be recorded. There was a realized capital loss recorded in 2005 of $40 thousand. Realized capital losses of $0.3 million and $0.4 million were recorded in 2004 and 2003, respectively.
     An investment in a debt or equity security is impaired if its fair value falls below its book value and the decline is considered to be other-than-temporary. Factors considered in determining whether a decline is other-than-temporary include: (1) the duration of time and the relative magnitude to which fair value has been below cost; (2) the financial condition and near-term prospects of the issuer; (3) extraordinary events including negative news releases and rating agency downgrades and (4) the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. A debt security is impaired if it is probable that the Company will not be able to collect all amounts due under the security’s contractual terms. Equity investments are impaired when it becomes apparent that the Company will not recover its cost over the expected holding period. Further, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover the cost prior to the expected date of sale.
     The gross unrealized investment losses and related fair value for debt securities and equity securities at December 31, 2005 were as follows (in thousands):

		Gross
	Fair	unrealized
	value	loss

Debt securities
US Government obligations
Less than 6 months	$33,496	$575
More than 6 months	120,597	1,788
Mortgage and asset-backed securities
Less than 6 months	356,108	1,558
More than 6 months	131,476	5,656
State, municipals and political subdivisions
Less than 6 months	224,163	2,388
More than 6 months	200,402	5,398
Corporate bonds and other
Less than 6 months	82,253	367
More than 6 months	155,038	4,086

Total debt securities
Less than 6 months	696,020	4,888
More than 6 months	607,513	16,928

Equity securities
Less than 6 months	47,434	3,154
More than 6 months	10,700	1,167

Total temporarily impaired securities
Less than 6 months	743,454	8,042
More than 6 months	618,213	18,095

Total	$1,361,667	$26,137

     As of December 31, 2005, the Company held 739 individual debt and equity investments that were in an unrealized loss position, of which 221 investments were in an unrealized loss position continuously for six months or more. Of the 221 positions, 203 investments relate to debt securities and 18 relate to equity securities.
     At December 31, 2005, approximately 1.9 percent of the carrying value of the Company’s debt securities portfolio was below investment grade or not rated. At December 31, 2005, non-income producing invested assets were insignificant.
     At December 31, 2005 and 2004, investments carried at fair value totaling $53.3 million and $44.2 million, respectively, were on deposit with various states or governmental agencies to comply with property and casualty insurance regulations.
4. Notes Receivable
Notes receivable is comprised of a $91.5 million note due January 2007 bearing interest at a rate equal to the 30-day commercial paper rate plus 0.0625 percent. At December 31, 2005 such rate was 4.31 percent and at December 31, 2004, the rate was 2.32 percent. This note fully secures Alleghany Funding’s borrowings. See Note 7.
5. Reinsurance
In the ordinary course of business, AIHL’s operating units purchase reinsurance for purposes of risk diversification and limiting primary maximum net loss exposure. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, AIHL’s insurance operating units would remain liable to their policyholders for such reinsurance portion not paid by their reinsurers. Reinsurance recoverables at December 31, 2005, 2004 and 2003 consist of the following (in thousands):

	2005	2004	2003

Reinsurance recoverables on paid losses	$100,962	$31,908	$12,067
Ceded outstanding losses and loss adjustment expenses	1,541,237	591,417	162,032

Reinsurance recoverables	$1,642,199	$623,325	$174,099

     At December 31, 2005, AIHL had reinsurance recoverables of $1.5 billion on gross unpaid loss and loss adjustment expenses of $2.6 billion. AIHL’s largest concentration of reinsurance recoverables at December 31, 2005 was $164.4 million due from Employers Re, representing 10 percent of total reinsurance recoverables and $162.3 million due from Lloyds of London, representing 9.9 percent of total reinsurance recoverables. At December 31, 2005, the A.M. Best Company, Inc. (“A.M. Best”) financial strength ratings of Employers Re and Lloyds of London was A (Excellent). Approximately 97.2 percent of AIHL’s reinsurance recoverables at December 31, 2005 was with reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. AIHL had no allowance for uncollectible reinsurance as of December 31, 2005. In connection with the acquisitions of Platte River Insurance Company (“Platte River”) and Landmark (discussed in more detail below), the sellers contractually retained all of the loss and loss adjustment expense liabilities. These contractual provisions constituted loss reserve guarantees as contemplated under EITF D-54, “Accounting by the Purchasers for a Seller’s Guaranty of the Adequacy of Liabilities for Losses and Loss Adjustment Expenses of an Insurance Enterprise Acquired in a Purchase Business Combination.” On January 3, 2002, Alleghany acquired Platte River from Swiss Reinsurance American Corporation (“Swiss Re”) pursuant to a Stock Purchase Agreement dated as of December 5, 2001, and transferred Platte River to AIHL pursuant to a Contribution Agreement dated January 3, 2002. The Stock Purchase Agreement provides that Swiss Re shall indemnify and hold harmless Alleghany, AIHL and Platte River and their respective directors, officers and employees from and against any and all liabilities arising out of binders, policies and contracts of insurance issued by Platte River to the date of closing under the Stock Purchase Agreement. AIHL recorded a reinsurance recoverable and a corresponding loss reserve liability in the amount of $181.3 million at the time it acquired Platte River. Such reinsurance recoverables and loss reserve liability may change as losses are reported. Such amounts were $51.6 million, $72.0 million and $92.0 million for Platte River at December 31,2005, 2004 and 2003, respectively.
     On September 2, 2003, RIC acquired Landmark from Guaranty National pursuant to a Stock Purchase Agreement dated as of June 6, 2003. In contemplation of the sale of Landmark to RIC, Landmark and Royal Indemnity Company, an affiliate of Guaranty National (“Royal Indemnity”), entered into a 100 percent Quota Share Reinsurance Agreement and an Assumption of Liabilities Agreement, each dated as of September 2, 2003. Pursuant to these two agreements, Royal Indemnity assumed all of Landmark’s liabilities of any nature arising out of or relating to all policies, binders and contracts of insurance issued in Landmark’s name prior to the closing under the Stock Purchase Agreement, and all other liabilities of Landmark. The reinsurance recoverable and loss reserve liability recorded was $37.3 million at December 31, 2003 and decreased to $23.7 million at December 31, 2004 and to $14.5 million at December 31, 2005.
     The following table indicates property and casualty premiums written and earned for the years ended December 31, 2005, 2004 and 2003 (in thousands):

2005	Written	Earned

Premiums direct	$1,585,908	$1,521,875
Premiums assumed	$1,099	$3,281
Premiums ceded	$858,116	$675,503

2004	Written	Earned

Premiums direct	$1,506,161	$1,291,242
Premiums assumed	$(7,863)	$99,993
Premiums ceded	$641,103	$585,818

2003	Written	Earned

Premiums direct	$742,436	$262,045
Premiums assumed	$375,768	$264,168
Premiums ceded	$335,729	$95,299

     The 2003 premiums attributable to reinsurance assumed are due to arrangements established in connection with two acquisitions made by AIHL where the sellers issued policies at the request of the acquired company and the acquired company reinsured the risk of the seller under those policies net of certain reinsurance.
     Written premiums assumed were $375.8 million in 2003. Of this amount, about $374.7 million arose in connection with AIHL’s acquisition on July 1, 2003 of Resurgens Specialty, which became a subsidiary of RSUI, and on June 30, 2003, RSUI acquired RIC to issue the insurance policies underwritten by Resurgens Specialty. At the time of its acquisition by RSUI, RIC was licensed in several states but was not licensed in all states in which Resurgens Specialty operated, and it was anticipated that it would take several months for RIC to obtain licenses in all such states. Consequently, and in connection with the acquisition of Resurgens Specialty, RSA agreed to provide policy-issuing services to RIC through June 2004 to cover this regulatory transition period. Thus, in a typical transaction in a state in which RIC was not yet licensed, Resurgens Specialty, as the underwriting agency, would underwrite the coverage, and one of R&SA’s carriers would issue the policy to the insured. RIC then assumed the obligations of the R&SA carrier under the policy. RIC ceased using this R&SA policy issuing arrangement in the fourth quarter of 2003.

     In general, AIHL’s insurance operating units obtain reinsurance on a treaty and facultative basis. RSUI uses surplus share, quota share and excess of loss reinsurance treaties, as well as facultative reinsurance, on an extensive basis in order to build stable capacity and to provide protection against accumulations of catastrophe risk. In 2005, RSUI ceded 50 percent of its gross premiums written to reinsurers. Although the net amount of loss exposure retained by RSUI varies by line of business, in general, as of December 31, 2005, RSUI retained a maximum net exposure for any single property risk of $7.5 million and any single casualty risk of $8.0 million, with the exception of losses arising from acts of foreign terrorism. With respect to RSUI’s property lines of business, RSUI reinsures through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. Under it surplus share treaties, RSUI is indemnified on a pro rata basis against covered property losses. The amount indemnified is based on the proportionate share of risk ceded after consideration of a stipulated dollar amount or “line” for RSUI to retain in relation to the entire limit written. RSUI ceded approximately 36 percent of its property gross premiums written in 2005 under these surplus share treaties. Under RSUI’s property per risk reinsurance program, RSUI is reinsured for $95.0 million in excess of a $5.0 million net retention per risk after the application of the surplus share treaties and facultative reinsurance. RSUI’s property catastrophe reinsurance program provides $360.0 million of aggregate limits on net losses after application of the surplus share treaties, facultative reinsurance and per risk covers. After deducting all recoveries from these reinsurance programs, RSUI retains $40.0 million of net losses before the catastrophe reinsurance program attaches. Once net losses exceed $40.0 million, RSUI has a 5 percent co-participation in losses in excess of the $40.0 million retention up to $400.0 million of net losses (or $18.0 million). RSUI retains 100 percent of the net losses above $400.0 million.
     With respect to its other lines of business, RSUI reinsures through quota share treaties. For umbrella, its quota share treaty provides reinsurance for policies with limits up to $30.0 million, with RSUI ceding 50 percent of the premium and loss for policies with limits up to $10.0 million and ceding 75 percent of the premium and loss for policies with limits in excess of $10.0 million up to $30.0 million. For professional liability, its treaty provides reinsurance for policies with limits up to $5.0 million, with RSUI ceding 25 percent of the premium and losses for policies with limits up to $1.0 million and ceding 50 percent of the premium and loss on policies with limits greater than $1 million up to $5.0 million. Its primary casualty lines treaty provides reinsurance for policies with limits up to $2.0 million, with RSUI ceding 25 percent of the premium and loss. Finally, its D&O liability line treaty provides reinsurance for policies with limits up to $20.0 million, with RSUI ceding 40 percent of the premium and loss for all policies with limits up to $10.0 million, ceding 60 percent of the premium and loss for policies classified as “for profit” with limits in excess of $10.0 million up to $15.0 million, and ceding 60 percent of the premium and loss for policies classified as “not for profit” with limits in excess of $10.0 million up to $20.0 million.
     CATA uses reinsurance to protect against severity losses. In 2005, CATA reinsured individual property and casualty and contract surety risks in excess of $1.5 million with various reinsurers. The commercial surety line was reinsured for individual losses above $1.25 million. In addition, CATA purchases facultative reinsurance coverage for risks in excess of $6.0 million on property and casualty and $10.0 million on commercial surety.
     In general, Darwin purchases excess of loss reinsurance on a treaty basis to stop its loss from a single occurrence on any one coverage part of any one policy. For its D&O and the majority of its E&O liability lines of business, Darwin generally retains $2.75 million of loss on policies written at Darwin’s maximum offered limit of $10.0 million. For Darwin’s managed care E&O line, where Darwin has written limits up to $20.0 million, Darwin generally retains

$2.75 million of loss on the first $10.0 million of loss and $1.0 million of the next $10.0 million of loss. For certain of Darwin’s classes of E&O business (primarily public entities and psychiatrists professional liability) Darwin generally retains $250,000 to $500,000 of loss. For Darwin’s medical malpractice line of business, Darwin generally retains $1.75 million of loss at its maximum offered limit of $10.0 million. Some of Darwin’s reinsurance treaties contain premiums that will vary, within a range, depending upon the profitability of the underlying premium subject to the treaty. Darwin also obtains facultative reinsurance for certain business.
     Ceded loss recoveries for AIHL included in the Company’s consolidated statements of earnings are approximately $1.3 billion, $567.1 million and $107.2 million for the three years ended December 31, 2005.
6. Liability for Loss and Loss Adjustment Expenses
Activity in liability for losses and loss adjustment expenses in 2005, 2004 and 2003 is summarized as follows (in thousands):

	2005	2004	2003

Balance at January 1	$1,232,337	$437,994	$258,471
Reserves acquired	—	—	14,573
Less reinsurance recoverables on unpaid losses	591,417	162,032	159,766

Net balance	640,920	275,962	113,278

Incurred related to:
Current year	755,180	547,868	229,519
Prior years	(7,213)	(7,299)	20,683

Total incurred	747,967	540,569	250,202

Paid related to:
Current year	109,431	103,033	40,122
Prior years	239,652	72,578	47,396

Total paid	349,083	175,611	87,518

Net balance at December 31	1,039,804	640,920	275,962
Plus reinsurance recoverables on unpaid losses	1,541,237	591,417	162,032

Balance at December 31	$2,581,041	$1,232,337	$437,994

     Total gross and net loss and loss adjustment expense reserves increased at December 31, 2005 from December 31, 2004 by $1,348.7 million primarily reflecting an increase in both property and casualty loss and loss adjustment expense reserves. Property lines of business increased $909.1 million primarily reflecting losses at RSUI due to 2005 hurricane activity. Casualty lines of business increased $460.0 million primarily reflecting increased earned premium in D&O liability and professional liability and limited paid loss activity for the current and prior casualty accident years. Gross loss and loss adjustment expense reserves include loss reserves acquired in connection with the acquisition of Platte River due to the settlement in 2005 of some of these acquired reserves by the seller of Platte River, gross loss and loss adjustment expense reserves declined by $22.2 million. Since these acquired loss reserves are ceded 100 percent to the seller of Platte River, they are not reflected in net loss and loss adjustment expense reserves. Information regarding such acquired reserves is contained in Note 5.
     Total gross and net loss and loss adjustment expense reserves increased at December 31, 2004 from December 31, 2003 by $794.3 million primarily reflecting an increase in business generated by AIHL’s insurance operating units and losses incurred in connection with the 2004 hurricanes. Property lines of business increased $391.7 million primarily reflecting unpaid losses on AIHL’s gross property catastrophe losses of $401.8 million from the 2004 hurricanes. Casualty lines of business increased $426.9 million reflecting increased business generated by RSUI, acquired in July 2003 and Darwin, which commenced operations in May 2003. Gross loss and loss adjustment expense reserves also declined by $33.5 million due to the settlement in 2004 by the sellers of Platte River and Landmark of loss reserves acquired in connection with the acquisition of those companies. Information regarding such acquired reserves is contained in Note 5. With respect to losses and loss adjustment expenses incurred related to prior years, 2005 and 2004 amounts are indicative of overall favorable loss experience, whereas the 2003 amount reflects a reserve strengthening by CATA on its assumed reinsurance treaties related to asbestos and environmental impairment liabilities. Reserves acquired in 2003 are those reserves acquired in connection with the acquisition of Platte River and Landmark, as described in Note 5.
7. Debt
Total debt at December 31, 2005 and 2004 is summarized as follows (in thousands):

	2005	2004

Long-Term Debt
Alleghany Funding
Notes payable at 2.5% to 4.5% due 2007	$80,000	$80,000

     Alleghany Funding’s notes of $80 million are secured by a $91.5 million installment note receivable (see Note 4). Alleghany Funding has entered into a related interest rate swap agreement with a notional amount of $86.2 million for the purpose of matching interest expense with interest income. This swap is pay variable, receive variable. Alleghany Funding pays a variable rate equal to the one-month commercial paper rate plus 0.0625 percent and receives a variable rate equal to the three-month LIBOR rate plus 0.375 percent. The swap matures on January 22, 2007. Alleghany Funding is exposed to credit risk in the unlikely event of nonperformance by the swap counter-party. Alleghany monitors the credit rating of the swap counter-party.
     In June 2004, Alleghany’s 364-day revolving credit facility expired and was not renewed. In July 2004, Alleghany entered into a new three-year revolving credit facility in the amount of $200.0 million to replace its previous three-year revolving credit facility. Under the revolving credit facility, at Alleghany’s option, borrowings bear interest at a rate based on the prevailing rates for dollar deposits in the London interbank market or the greater of the federal funds rate and the administrative agent bank’s prime rate plus applicable margins. No amounts were outstanding at the 2005 and 2004 year ends. A commitment fee of 1/4 of 1 percent per annum of the unused commitment is charged. The revolving credit agreement requires Alleghany, among other things, to maintain tangible net worth of not less than $1.17 billion, limit the amount of certain other indebtedness, and maintain certain levels of unrestricted liquid assets. Such agreement also contains restrictions with respect to mortgaging or pledging any of Alleghany’s assets and the consolidation or merger with any other corporation. At December 31, 2005, Alleghany was in full compliance with these requirements and restrictions.

     Regarding Alleghany’s interest rate swaps, the impact of Alleghany’s hedging activities has been to increase (decrease) its weighted average borrowing rates by 1.3 percent, (0.6) percent and (1.0) percent, and to increase (decrease) reported interest expense by $1.6 million, $0.1 million and $(0.5) million for the years ended 2005, 2004 and 2003, respectively.
     The scheduled maturity of Alleghany Funding’s debt is in 2007.
8. Income Taxes
Income tax expense (benefit) from continuing operations consists of the following (in thousands):

		State and
	Federal	Foreign	Total

2005

Current	$38,936	$594	$39,530
Deferred	(25,968)	280	(25,688)

	$12,968	$874	$13,842

2004

Current	$59,819	$4,091	$63,910
Deferred	(17,969)	259	(17,710)

	$41,850	$4,350	$46,200

2003

Current	$78,983	$(3,875)	$75,108
Deferred	(6,624)	(1,729)	(8,353)

	$72,359	$(5,604)	$66,755

     The difference between the federal income tax rate and the effective income tax rate on continuing operations is as follows:

	2005	2004	2003

Federal income tax rate	35.0%	35.0%	35.0%
Income subject to dividends-received deduction	(4.3)	(1.6)	(1.4)
Tax-exempt interest	(9.7)	(2.7)	—
State taxes, net of federal tax benefit	1.4	1.9	(1.6)
Other, net	.5	(1.6)	(1.6)

	22.9%	31.0%	30.4%

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004

Deferred tax assets
Net operating loss carry forward and foreign tax credit	$19,665	$1,056
Reserves for impaired assets	1,437	1,347
Expenses deducted for tax purposes when paid	264	354
Securities valuation	345	441
Property and casualty loss reserves	40,461	25,160
Unearned premium reserves	35,888	33,670
Performance shares	8,588	9,069
Compensation accruals	25,041	17,545
Other	5,407	3,117

Deferred tax assets	137,096	91,759

Valuation allowance	(19,572)	(314)

Total net deferred tax asset	$117,524	$91,445

Deferred tax liabilities
Unrealized gain on investments	$137,947	$125,405
Tax over book depreciation	1,407	1,020
Deferred income on installment note	35,455	31,974
Burlington Northern redemption	8,483	11,311
Deferred acquisition costs	22,345	20,945
Purchase accounting adjustments	5,561	6,958
Other	2,314	1,329

Total deferred tax liabilities	213,512	198,942

Net deferred tax liability	$(95,988)	$(107,497)

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In the opinion of the Company’s management, realization of the recognized net deferred tax asset of $117,524 thousand is more likely than not based on expectations as to the Company’s future taxable income.
     As described in Note 2.b., Alleghany sold World Minerals on July 14, 2005. As a result of the sale and Section 338(h)(10) election, Alleghany was able to retain certain tax benefits, including foreign tax credit carryovers of $19,247 thousand generated by World Minerals. A full valuation allowance was established for the foreign tax credits as Alleghany does not currently anticipate generating sufficient foreign source income to absorb these credits.
     As of December 31, 2004, the comparable amount of the foreign tax credit deferred tax asset was $13,008 thousand with a valuation allowance of $8,829 thousand. Such amounts are included in the Assets of discontinued operations in the Company’s consolidated balance sheet.
9. Stockholders’ Equity
The total number of shares of all classes of capital stock that Alleghany has authority to issue is 30,000,000, of which 8,000,000 shares are preferred stock, par value of $1.00, and 22,000,000 shares are common stock, par value of $1.00.
     AIHL’s insurance operating units are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid without prior approval of insurance regulatory authorities. In 2005, a maximum amount of $73.9 million $20.1 million and $11.5 million was available without prior approval of the New Hampshire, Wisconsin and Oklahoma insurance departments, respectively. In 2005, no dividends were available to be paid without regulatory authority approval in Delaware, Nebraska and Arkansas.

     Additionally, payments of dividends (other than stock dividends) by Alleghany to its stockholders are limited by the terms of its revolving credit facility which provide that Alleghany can pay dividends up to the sum of cumulative net earnings after December 31, 2003, proceeds from the issuance of stock after December 31, 2003, and $50.0 million, provided that Alleghany maintains certain financial ratios as defined in the agreement. At December 31, 2005, approximately $223.8 million of common stockholders’ equity was available for dividends by Alleghany to its stockholders.
     Alleghany provides, through its 1993 Long-Term Incentive Plan (under which awards were granted through 2001 year-end) and its 2002 Long-Term Incentive Plan, incentive compensation of the types commonly known as restricted stock, stock options, stock appreciation rights, performance shares, performance units and phantom stock, as well as other types of incentive compensation. Awards may include, but are not limited to, cash and/or shares of Alleghany’s common stock, rights to receive cash and/or shares of common stock and options to purchase shares of common stock including options intended to qualify as incentive stock options under the Internal Revenue Code and options not intended to so qualify. The number of performance shares awarded under the incentive plans to current employees of the Company was 15,248, 29,574 and 31,382 for the four-year award periods beginning in 2005, 2004 and 2003, respectively (as adjusted for stock dividends).
     Under the incentive plans, participants are entitled, at the end of a four-year award period, to a maximum amount equal to the value of one and one-half shares of Alleghany’s common stock for each performance share issued to them based on market value on the payment date. Performance shares have historically typically paid one-half in cash and one-half in Alleghany common stock. Commencing in 2006, it is expected that performance share payouts will be made in cash to the extent of minimum statutory withholding requirements in respect of an award, with the balance in common stock. Payouts are made provided defined levels of performance are achieved. As of December 31, 2005 (for all award periods through the award period ending December 31, 2005), 103,649 performance shares were outstanding. Expense is recognized over the performance period on a pro rata basis.
     Alleghany also provides, through its Amended and Restated Directors’ Stock Option Plan (under which options were granted through May 1999) and its 2000 Directors’ Stock Option Plan (which terminated on December 31, 2004), for the automatic grant of non-qualified stock options to purchase 1,000 shares of common stock in each year after 1987 to each non-employee director. The 2005 Directors’ Plan provides for the automatic grant of non-qualified options to purchase 500 shares of common stock and 250 shares of restricted common stock. Options to purchase 3,500 shares and 1,750 shares of restricted stock at the then fair market value of $273.32 were granted in 2005. At December 31, 2005, 80,129 options were outstanding, of which 69,441 options were vested at an average option price of $158.34.
     No options were granted to subsidiary directors in 2005. At December 31, 2005, 7,907 options issued to subsidiary directors were outstanding and fully vested at an average option price of $185.57.
     Compensation cost that has been charged against income for Alleghany’s incentive and stock-based plans was $16.7 million, $16.7 million and $7.7 million, in 2005, 2004 and 2003, respectively.
     In October 1997, options outstanding under the 1993 Stock Option Plan of Underwriters Re Group were exchanged for Alleghany options under the Underwriters Re Group 1997 Stock Option Plan, which is still in effect. No options were issued in 2005. At December 31, 2005, options to purchase 6,717 shares were outstanding and vested at an average option price of $113.45.

     The Board of Directors has authorized the purchase from time to time of shares of common stock for the treasury. During 2005 and 2004 Alleghany repurchased no shares. In 2003, Alleghany repurchased 1,326 shares of its common stock at a cost of $0.3 million.
     Statutory net (loss) income of the Company’s insurance operating units was $(44.9) million and $99.5 million for the years ended December 31, 2005 and 2004, respectively. Statutory capital and surplus of the Company’s insurance operating units was $1,232.1 million and $854.0 million at December 31, 2005 and 2004, respectively.
10. Fixed Option Plans
A summary of the status of the Company’s fixed option plans as of December 31, 2005, 2004 and 2003 and changes during the years ending on those dates is presented as follows:

		2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Grant	Shares	Grant	Shares	Grant
Fixed Options	(000)	Price	(000)	Price	(000)	Price

Outstanding, beginning	112	$152	128	$135	218	$103
Granted	4	273	7	260	7	164
Exercised	(21)	(107)	(23)	(85)	(97)	(66)

Outstanding, ending	95	$167	112	$152	128	$135

Options exercisable at year end	84	—	98	—	113	—

Weighted-average fair value of options granted during the year		$93.35	—	$92.59	—	$57.40

	Weighted
	Average
	Number
	Outstanding	Remaining	Weighted
	at 12/31/05	Contractual	Average
Options Outstanding	(000)	Life (years)	Exercise Price

Range of Exercise Prices

$101 to $273	95	4	$167

	Number
Options Exercisable	(000)	Exercise Price

Range of Exercise Prices

$101 to $260	84	$157

11. Employee Benefit Plans
Alleghany has two unfunded noncontributory defined benefit pension plans for executives and a funded noncontributory defined benefit pension plan for employees. Under the executive plans, defined benefits are based on years of service and the employee’s highest average annual base salary over a consecutive three-year period during the last ten years or, if shorter, the full calendar years of employment, plus one-half of the highest average annual cash bonus over a consecutive five-year period during the last ten years of employment, or, if shorter, the full calendar years of employment. With respect to the funded employee plan, Alleghany’s policy is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding requirements. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.
     During 2004, Alleghany’s executive plan was amended and changed from a funded to an unfunded plan resulting in the distribution of all accrued benefits to vested participants.

     The following tables set forth the defined benefit plans’ funded status at December 31, 2005 and 2004 and total cost for each of the three years ended December 31, 2005 (in millions, except percentages):

	2005	2004

Change in projected benefit obligations
Projected benefit obligation at beginning of year	$10.3	$11.5
Service cost	1.9	1.3
Interest cost	0.6	0.6
Actuarial (gain) loss	(3.6)	3.3
Benefits paid	(0.3)	(6.4)

Projected benefit obligation at end of year	$8.9	$10.3

Accumulated benefit obligation at end of year	$3.6	$2.4

Change in plan assets
Fair value of plan assets at beginning of year	$1.2	$7.6
Actual return on plan assets, net of expenses	—	(0.5)
Company contributions	0.6	0.5
Benefits paid	(0.3)	(6.4)

Fair value of plan assets at end of year	$1.5	$1.2

Funded status	$(7.4)	$(9.1)
Unrecognized net actuarial loss	1.5	5.3
Unrecognized prior service cost	1.1	1.2

Net amount recognized	$(4.8)	$(2.6)

Amounts recognized in statement of financial position consists of:
Prepaid benefit cost	$0.7	$0.8
Accrued benefit liability	(5.5)	(3.4)

Net amount recognized	$(4.8)	$(2.6)

Weighted average asset allocations
Debt securities	100%	100%

	2005	2004	2003

Net pension cost included the following expense (income) components
Service cost — benefits earned during the year	$1.9	$1.3	$1.4
Interest cost on projected benefit obligation	0.6	0.6	0.6
Expected return on plan assets	—	(0.2)	(0.3)
Net amortization and deferral	0.4	1.2	1.3

Net periodic pension cost included in corporate administration	2.9	2.9	3.0

SFAS 88 settlement charge	—	1.1	—

Total cost	$2.9	$4.0	$3.0

	2005	2004	2003

Assumptions used in computing the net periodic pension cost of the plans is as follows
Rates for increases in compensation levels	6%	4%	4-5%
Range of weighted average discount rates	5.75%	6%	6.75%
Range of expected long-term rates of return	3%	4%	4-7.5%

	2005	2004	2003

Assumptions used in computing the fundcd status of the plans is as follows
Rates for increases in compensation levels	4%	6%	4%
Range of weighted average discount rates	5.50%	5.75%	6%

     Alleghany’s investment policy with respect to its defined benefit plans is to provide long-term growth combined with a steady income stream. The target allocation is 100 percent in debt securities. The overall long-term, rate-of-return-on-assets assumptions are based on historical investments.
     Contributions of $0.3 million are expected to be made to Alleghany’s funded employee plan during 2006.
          Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be made (in thousands):

2006	$75
2007	451
2008	72
2009	71
2010	690
2011-2015	362

     The measurement date used to determine pension and other postretirement benefit plans is December 31, 2005.
     Alleghany provides supplemental retirement benefits through deferred compensation programs and profit sharing plans for certain of its officers and employees for which earnings were charged $6.6 million in 2005, $6.7 million in 2004 and $2.7 million in 2003.
12. Comprehensive Income
Comprehensive income requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet. Accumulated other comprehensive income of the Company consists of unrealized gains on investment securities, foreign exchange translation adjustments and minimum pension liability (in thousands):

	Before	Tax	Net of Tax
	Tax	Expense	Amount

2005
Unrealized gains (losses) arising during year	$183,755	$(64,314)	$119,441
Less: reclassification adjustments for gains realized in net income	148,446	(51,956)	96,490

Change in unrealized gain on investments	$35,309	$(12,358)	$22,951

2004
Unrealized gains (losses) arising during year	$187,159	$(65,506)	$121,653
Less: reclassification adjustments for gains realized in net income	86,870	(30,405)	56,465

Change in unrealized gain on investments	$100,289	$(35,101)	$65,188

2003
Unrealized (losses) gains arising during year	$(152,808)	$53,483	$(99,325)
Less: reclassification adjustments for gains realized in net income	151,842	(53,145)	98,697

Change in unrealized (loss) gain on investments	$(966)	$338	$(628)

     The components of accumulated other comprehensive income at December 31 are as follows (in thousands):

	2005	2004	2003

Unrealized appreciation on investments	$254,397	$231,446	$166,258
Minimum pension liability	—	(4,380)	(3,683)
Translation adjustment	—	(3,177)	(9,265)

	$254,397	$223,889	$153,310

13. Earnings Per Share
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31 (in thousands, except share amounts):

	2005	2004	2003

Income from continuing operations	$45,977	$102,698	$152,866
Discontinued operations	6,357	14,998	9,512

Income available to common stockholders for basic earnings per share	52,334	117,696	162,378
Effect of dilutive securities	—	182	52

Income available to common stockholders for diluted earnings per share	$52,334	$117,878	$162,430

Weighted average shares outstanding applicable to basic earnings per share	7,886,012	7,821,167	7,751,630
Effect of dilutive securities:
Options	—	32,812	27,572

Adjusted weighted average shares outstanding applicable to diluted earnings per share	7,886,012	7,853,979	7,779,202

     Contingently issuable shares of 69,185, 105,202 and 81,875 were potentially available during 2005, 2004 and 2003, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.
14. Commitments and Contingencies
The Company leases certain facilities, furniture and equipment under long-term lease agreements. In addition, certain land, office space and equipment are leased under noncancelable operating leases that expire at various dates through 2016. Rent expense was $8.2 million, $6.7 million and $3.8 million, in 2005, 2004 and 2003, respectively.
     The aggregate minimum payments under operating leases with initial or remaining terms of more than one year as of December 31, 2005 were as follows (in millions):

Aggregate
Minimum
Year	Payments
2006	$7.1
2007	7.0
2008	7.1
2009	7.1
2010	2.7
2011 and thereafter	9.5
     Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management such provisions are adequate.

     Talbot Holdings Ltd., the new owners of Alleghany Underwriting Holdings Ltd., raised new capital in the Lloyd’s insurance market. In January 2003, Alleghany agreed to provide a $15.0 million letter of credit to support the business written by a new syndicate of Talbot Holdings Ltd. during 2003 and 2004. Such letter of credit was reduced to $10.0 million in December 2003 and was extinguished on June 29, 2005.
     AIHL’s reserve for unpaid losses and loss adjustment expenses includes $25.6 million and $26.4 million of gross and net reserves at December 31, 2005 and 2004, respectively, for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976. This subsidiary exited this business in 1976. Reserves for asbestos and environmental impairment claims cannot be estimated with traditional loss reserving techniques because of uncertainties that are greater than those associated with other types of claims. Factors contributing to those uncertainties include a lack of historical data, the significant periods of time that often elapse between the occurrence of an insured loss and the reporting of that loss to the ceding company and the reinsurer, uncertainty as to the number and identity of insureds with potential exposure to such risks, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability. Loss reserve estimates for such environmental and asbestos exposures include case reserves, which also reflect reserves for legal and other loss adjustment expenses and IBNR reserves. IBNR reserves are determined based upon historic general liability exposure base and policy language, previous environmental loss experience and the assessment of current trends of environmental law, environmental cleanup costs, asbestos liability law and judgmental settlements of asbestos liabilities.
     For both asbestos and environmental reinsurance claims, CATA establishes case reserves by receiving case reserve amounts from its ceding companies and verifies these amounts against reinsurance contract terms, analyzing from the first dollar of loss incurred by the primary insurer. In establishing the liability for claims for asbestos related liability and for environmental impairment claims, management considers facts currently known and the current state of the law and coverage litigation. Additionally, ceding companies often report potential losses on a precautionary basis to protect their rights under the reinsurance arrangement, which generally calls for prompt notice to the reinsurer. Ceding companies, at the time they report such potential losses, advise CATA of the ceding companies’ current estimate of the extent of such loss. CATA’s claims department reviews each of the precautionary claims notices and, based upon current information, assesses the likelihood of loss to CATA. Such assessment is one of the factors used in determining the adequacy of the recorded asbestos and environmental reserves. Although Alleghany is unable at this time to determine whether additional reserves, which could have a material impact upon its results of operations, may be necessary in the future, Alleghany believes that CATA’s asbestos and environmental reserves are adequate at December 31, 2005.
     In connection with the sale of World Minerals, Alleghany undertook certain indemnification obligations pursuant to the Stock Purchase Agreement including a general indemnification provision for breaches of representations and warranties set forth in the Stock Purchase Agreement (the “Contract Indemnification”) and a special indemnification provision related to products liability claims arising from events occurring during pre-closing periods (the “Products Liability Indemnification”). The representations and warranties to which the Contract Indemnification applies survive for a two-year period (with the exception of certain representations and warranties such as those related to environmental, real estate and tax matters, which survive for periods longer than two years) and generally, except for tax and certain other matters, apply only to aggregate losses in excess of $2.5 million, up to a maximum of approximately $123.0 million.

     The Products Liability Indemnification is divided into two parts, the first relating to products liability claims arising in respect of events occurring during the period prior to Alleghany’s acquisition of the World Minerals business from Johns Manville Corporation, Inc. (f/k/a Manville Sales Corporation) (“Manville”) in July 1991 (the “Manville Period”) and the second relating to products liability claims arising in respect of events occurring during the period of Company ownership (the “Alleghany Period”). Under the terms of the Stock Purchase Agreement, Alleghany will provide indemnification at a rate of 100 percent for the first $100.0 million of losses arising from products liability claims relating to the Manville Period and at a rate of 50 percent for the next $100.0 million of such losses, so that Alleghany’s maximum indemnification obligation in respect of products liability claims relating to the Manville Period is $150.0 million. This indemnification obligation in respect of Manville Period products liability claims will expire on July 31, 2016. The Stock Purchase Agreement states that it is the intention of the parties that, with regard to losses incurred in respect of products liability claims relating to the Manville Period, recovery should first be sought from Manville, and that Alleghany’s indemnification obligation in respect of products liability claims relating to the Manville Period is intended to indemnify the Purchaser for such losses which are not recovered from Manville within a reasonable period of time after recovery is sought from Manville. In connection with World Minerals’ acquisition of the assets of the industrial minerals business of Manville in 1991, Manville agreed to indemnify World Minerals for certain product liability claims, in respect of products of the industrial minerals business manufactured during the Manville Period, asserted against World Minerals through July 31, 2006. World Minerals did not assume in the acquisition liability for product liability claims to the extent that such claims relate, in whole or in part, to the Manville Period, and Manville should continue to be responsible for such claims, notwithstanding the expiration of the Manville indemnity in 2006.
     For products liability claims relating to the Alleghany Period, Alleghany will provide indemnification for up to $30.0 million in the aggregate. The $10.0 million holdback from the Adjusted Purchase Price paid at the closing secures performance of this indemnification obligation relating to the Alleghany Period, and, unless and until the holdback amount is exhausted, will be charged for any claim for payment in respect of this indemnification obligation that would otherwise be made to Alleghany. In addition to the indemnification obligation undertaken by Alleghany in respect of products liability claims relating to the Alleghany Period, the Stock Purchase Agreement provides that, after the closing, Alleghany will continue to make available to World Minerals $30.0 million per policy period of Alleghany’s umbrella insurance coverage in effect on a Company group-wide basis for policy periods beginning on April 1, 1996 (prior to April 1, 1996, World Minerals had its own umbrella insurance coverage). This portion of Alleghany’s umbrella insurance coverage will be available to World Minerals for general liability claims as well as for products liability claims. The Stock Purchase Agreement states that it is the intention of the parties that, with regard to losses incurred in respect of products liability claims relating to the Alleghany Period, recovery should first be sought under any available World Minerals insurance policies and second under the portion of Alleghany’s umbrella insurance coverage made available to World Minerals after the closing, and that Alleghany’s indemnification obligation in respect of products liability claims relating to the Alleghany Period is intended to indemnify the Purchaser for such losses in respect of which coverage is not available under either the World Minerals insurance policies or under such portion of Alleghany’s umbrella insurance coverage. Alleghany’s indemnification obligation in respect of Alleghany Period products liability claims will expire on July 14, 2015, which is the tenth anniversary of the closing date.

     The Stock Purchase Agreement provides that Alleghany has no responsibility for products liability claims arising in respect of events occurring after the closing, and that any products liability claims involving both pre-closing and post-closing periods will be apportioned on an equitable basis.
     During the Alleghany Period, World Minerals was named in approximately 30 lawsuits that included product liability claims, many of which have been voluntarily dismissed by the plaintiffs. In most cases, plaintiffs claimed various medical problems allegedly stemming from their exposure to a wide variety of allegedly toxic products at their place of employment, and World Minerals was one among dozens of defendants that had allegedly supplied such products to plaintiffs’ employers. Through the date of sale, World Minerals did not incur any significant expense in respect of such cases. Based on Alleghany’s experience to date and other analyses, Alleghany established a $600 thousand reserve in connection with the Products Liability Indemnification for the Alleghany Period. Such reserve was $546 thousand at December 31, 2005.
15. Fair Value of Financial Instruments
The estimated carrying values and fair values of the Company’s financial instruments are as follows (in thousands):

	2005	2005	2004	2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Investments	$3,021,980	$3,021,980	$2,198,785	$2,198,785
Notes receivable	$91,535	$91,535	$91,665	$91,665
Premium balances receivable	$223,378	$223,378	$203,141	$203,141
Swap-hedging purposes	$587	$587	$510	$510
Liabilities
Other liabilities	$176,176	$176,176	$120,002	$120,002
Reinsurance payable	$181,693	$181,693	$112,479	$112,479
Subsidiaries’ debt	$80,000	$83,639	$80,000	$81,963

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate fair value:
     Investments: The fair value of equity securities and debt securities is based upon quoted market prices. The fair value of short-term investments approximates amortized cost. The fair value of other invested assets is based upon quoted market prices for the securities owned by the partnerships.
     Notes receivable: The carrying amount approximates fair value because the interest rates approximate market rates.
     Premium balances receivable and reinsurance payable: The carrying amount approximates fair value.
     Swap: The fair value of the swap is based on a valuation model.
     Other liabilities: The carrying amount approximates fair value.
     Subsidiaries’ debt: The fair value of the subsidiaries’ debt is estimated based on the quoted market prices for the same or similar issues or on current rates offered for debt with the same remaining maturities.

16. Segments of Business
Information related to Alleghany’s reportable business operating segments is shown in the tables below (in thousands). Alleghany’s reportable segments are reported in a manner consistent with the way management evaluates the businesses. As such, insurance underwriting activities are evaluated separately from investment activities. Realized investment gains are not considered relevant in evaluating investment performance on an annual basis.

	2005	2004	2003

Revenues from continuing operations
AIHL insurance group
Net premiums earned
RSUI	$605,873	$609,360	$293,380
CATA	159,082	149,964	132,960
Darwin	84,698	46,093	4,115

	849,653	805,417	430,914
Interest, dividend and other income	70,600	43,200	25,672

Total insurance group	920,053	848,617	456,586

Corporate activities	27,257	20,088	30,258
Net gain on investments	148,446	86,870	151,842

Total	$1,095,956	$955,575	$638,686

Earnings from continuing operations, before income taxes
AIHL insurance group
Underwriting (loss) profit
RSUI	$(132,940)	$83,198	$91,778
CATA	15,552	(8,971)	(21,424)
Darwin	2,277	(36)	(3,330)

	(115,111)	74,191	67,024

Interest, dividend and other income	70,600	43,200	25,672
Net gain on investments	31,638	84,478	54,945
Other expenses	26,180	28,492	12,847

	(39,053)	173,377	134,794

Corporate activities	140,797	18,803	122,416

	101,744	192,180	257,210
Interest expense	3,474	2,417	2,911
Corporate administration	38,451	40,865	34,678

Total	$59,819	$148,898	$219,621

Identifiable assets at December 31
AIHL insurance group	$5,174,321	$3,382,124	$2,557,413
Corporate activities	739,410	1,038,293	961,085

Total	$5,913,731	$4,420,417	$3,518,498

Capital expenditures
AIHL insurance group	$7,553	$6,675	$5,311
Corporate activities	2,060	86	50

Total	$9,613	$6,761	$5,361

Depreciation and amortization
AIHL insurance group	$19,864	$27,840	$13,168
Corporate activities	964	1,260	869

Total	$20,828	$29,100	$14,037

17. Other Information
a. The amount of goodwill included in the Company’s consolidated balance sheets at December 31, 2005 and 2004 is as follows (in thousands):

	2005	2004

AIHL insurance group	$45,161	$45,161

b. The amount of other intangible assets, net of amortization, included in the Company’s consolidated balance sheets at December 31, 2005 and 2004 is as follows (in thousands):

	2005	2004

AIHL insurance group
Agency relationships	$12,684	$13,288
State insurance licenses	28,827	28,827
Trade name	35,500	35,500
Brokerage and reinsurance relationships	28,167	30,420
Renewals rights	13,036	17,382
Other	4,131	2,129

	$122,345	$127,546

     The economical useful lives of intangible assets are as follows: agency relationships (15 years) state insurance licenses (indefinite), trade name (indefinite), broker and reinsurance relationships (15 years) and renewal rights (5.5 years).
     c. Other assets shown in the Company’s consolidated balance sheets include the following amounts at December 31, 2005 and 2004 (in thousands):

	2005	2004

Real estate properties	$27,467	$29,879
Reinsurance deposit premiums	—	2,899
Interest receivable	25,062	26,125
Other	21,667	17,804

	$74,196	$76,707

d. Property and equipment, net of accumulated depreciation and amortization, at December 31, 2005 and 2004 are as follows (in thousands):

			Depreciation
	2005	2004	Period

Furniture and equipment	$14,918	$10,193	3-20years
Leasehold improvements	3,933	1,519	Various
Other	15,882	15,132	—

	34,733	26,844

Less: accumulated depreciation and amortization	(15,025)	(11,127)

	$19,708	$15,717

e. Other liabilities shown in the Company’s consolidated balance sheets include the following amounts at December 31, 2005 and 2004 (in thousands):

	2005	2004

Accounts payable	$12,274	$3,918
Performance shares	15,137	8,597
Pension, retirement and other incentive plans	61,343	54,652
Accrued salaries and wages	9,819	8,914
Deferred compensation	4,682	5,435
Accrued expenses	2,612	4,980
Taxes other than income	4,882	5,963
Deferred revenue	1,286	1,421
Payable to reinsurers	5,458	—
Drafts outstanding	20,880	9,299
Due on securities purchases	10,166	—
Other	27,637	16,823

	$176,176	$120,002

18. Quarterly Results of Operations (unaudited)
Selected quarterly financial data for 2005 and 2004 presented below (in thousands, except per share amounts):

Quarters ended
	March 31	June 30		September 30	December 31

2005		Restated*		Restated*

Revenues	$278,503	$240,845		$269,695	$306,913

Earnings (loss) from:
Continuing operations	$61,223	$32,727	*	$(100,760) *	$52,787
Discontinued operations	(352)	(1,325)	*	8,271 *	(237)

Net earnings (loss)	$60,871	$31,402		$(92,489)	$52,550

Basic earnings (loss) per share of common stock:**
Continuing operations	$7.78	$4.15	*	$(12.77) *	$6.68
Discontinued operations	(0.04)	(0.17)	*	1.05 *	(0.03)

Total	$7.74	$3.98		$(11.72)	$6.65

2004

Revenues	$239,295	$219,215		$223,806	$273,259

Earnings (loss) from:
Continuing operations	$57,911	$44,046		$(50,719)	$51,460
Discontinued operations	4,153	4,677		3,715	2,453

Net earnings	$62,064	$48,723		$(47,004)	$53,913

Basic earnings (loss) per share of common stock: **
Continuing operations	$7.41	$5.63		$(6.48)	$6.57
Discontinued operations	0.53	0.60		0.48	0.31

Total	$7.94	$6.23		$(6.00)	$6.88

*	Quarterly results for June 30 and September 30, 2005 have been restated to correctly account for a $4.2 million increase in a deferred tax valuation allowance which had been established at June 30, 2005, and was subsequently reversed at September 30, 2005. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, the effect of a change in valuation allowance should be classified as part of continuing operations. Accordingly, the table above reflects the restatement of such amounts from discontinued operations to continuing operations and its impact on earnings per share. This restatement had no impact on the Company’s net earnings or financial position for any period during 2005.

**	Adjusted to reflect subsequent stock dividends.
         Earnings (loss) per share by quarter may not equal the amount for the full year due to rounding.

19. Related Party Transactions
During 2003, Alleghany made an investment of $10.0 million in Broadfield Capital, L.P., an investment fund formed and managed by a limited liability company owned by Jefferson W. Kirby. This fund invests in small and mid-cap public equities, private equities and distressed debt. Such investment was valued at $10.8 million at December 31, 2005 and $11.1 million at December 31, 2004. Mr. Kirby was a Vice President of Alleghany until June 30, 2003, and is a son of F.M. Kirby, Chairman of the Board of Alleghany. Alleghany’s Board of Directors has nominated Mr. Kirby for election as a director at the 2006 Annual Meeting of Stockholders.

Report of Independent Registered
Public Accounting Firm
The Board of Directors and Stockholders
Alleghany Corporation:
     We have audited the accompanying consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, changes in common stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alleghany Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alleghany Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/KPMG LLP
New York, New York
February 27, 2006

Report of Independent Registered
Public Accounting Firm
The Board of Directors and Stockholders
Alleghany Corporation:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Alleghany Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alleghany Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that Alleghany Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Alleghany Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, changes in common stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 27, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/KPMG LLP
New York, New York
February 27, 2006

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.

Item 9A.	Controls and Procedures.
     Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, or “CEO,” and our Chief Financial Officer, or “CFO,” of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K Report pursuant to Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of that date in timely alerting them to material information required to be included in our periodic reports required to be filed with the Securities and Exchange Commission. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
     Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of financial statements for external purposes.
     We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management, including our CEO and CFO, concluded that, as of December 31, 2005, our internal control over financial reporting was effective. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting and our management’s assessment of effectiveness which appears in Item 8 on pages 88 and 89 of this Form 10-K Report. We note that all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Changes in Internal Control Over Financial Reporting
     There were no changes in internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     New York Stock Exchange Certification
     On May 18, 2005, we filed with the New York Stock Exchange the annual certification of our President and CEO, certifying that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

Item 9B. Other Information.
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     As permitted by General Instruction G(3), information concerning our executive officers is set forth as a supplemental item included in Part I of this Form 10-K Report under the caption “Executive Officers of Registrant.” Information concerning our directors is incorporated by reference from pages 4 through 13 and page 16 of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 28, 2006. Information concerning compliance with the reporting requirements under Section 16(a) of the Exchange Act, is incorporated by reference from page 16 of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 28, 2006.
     In September 2003, our Board of Directors adopted a Financial Personnel Code of Ethics applicable to our CEO, CFO, chief accounting officer and vice president for tax matters that complies with the requirements of Item 406 of Regulation S-K under the Exchange Act. The Financial Personnel Code of Ethics supplements our Code of Business Conduct and Ethics, adopted by our Board of Directors in September 2003, which is applicable to all of our employees and directors. A copy of the Financial Personnel Code of Ethics was filed as an Exhibit to our annual report on Form 10-K for the year ended December 31, 2003. The Financial Personnel Code of Ethics and the Code of Business Conduct and Ethics are available on our website at www.alleghany.com or may be obtained, free of charge, upon request to our Secretary.
Item 11. Executive Compensation.
     The information required by this Item 11 is incorporated by reference from pages 16 through 28 of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 28, 2006. The information set forth beginning on page 28 through page 34 of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 28, 2006, is not “filed” as a part hereof.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Equity Compensation Plan Information
     The following table summarizes information, as of December 31, 2005, relating to our equity compensation plans under which our equity securities are authorized for issuance:

(c)
	(a)			Number of securities
	Number of			remaining available
	securities to be		(b)	for future issuance
	issued upon		Weighted-average	under equity
	exercise of		exercise price of	compensation plans
	outstanding		outstanding	(excluding securities
	options, warrants		options, warrants	reflected in
Plan category	and rights		and rights	column(a))
Equity compensation plans approved by security holders(1)	80,129	(2)	$169.56	629,674

Equity compensation plans not approved by security holders(3)	14,624		$152.45	—

Total	94,753			629,674

(1)	These plans consist of: (i) the Amended and Restated Directors’ Stock Option Plan, (ii) the 2005 Directors’ Stock Plan, or the “2005 Directors’ Plan,” (iii) the Directors’ Equity Compensation Plan, or the “Directors’ Equity Plan,” (iv) the 1993 Long-Term Incentive Plan, or the “1993 Plan,” and (v) the 2002 Long-Term Incentive Plan, or the “2002 Plan”. As of December 31, 2005, options to purchase 80,129 shares of Common Stock (subject to antidilution adjustments) were outstanding. The Directors’ Equity Plan, which provides for the payment of a non-employee director’s annual retainer for service as a director one-half in shares of Common Stock (which are not subject to any forfeiture or transfer restrictions) and one-half in cash, expired on December 31, 2005. Under the 2005 Directors’ Plan, a maximum of 50,000 shares of Common Stock, which are not included in the above table, may be issued to non-employee directors and/or purchased pursuant to stock options granted thereunder, subject to antidilution and other adjustments in certain events specified in the 2005 Directors’ Plan. These shares of Common Stock may be original issue shares of Common Stock, treasury stock, shares of Common Stock purchased in the open market or otherwise.

(2)	This amount does not include 3,355 performance shares outstanding under the 1993 Plan and 100,924 performance shares outstanding under the 2002 Plan. Performance shares do not have an exercise price because their value is dependent upon the achievement of certain performance goals over a period of time. Performance shares have historically typically paid one-half in cash and one-half in Common Stock. We expect that, commencing in 2006, performance share payouts will be made in cash to the extent of minimum statutory withholding requirements in respect of an award, with the balance in Common Stock.

(3)	These plans consist of: (i) the Subsidiary Directors’ Stock Option Plan (the “Subsidiary Option Plan”) and (ii) the Underwriters Re Group, Inc. 1997 Stock Option Plan (the “URG 1997 Plan”). Under the Subsidiary Option Plan, which was adopted on July 21, 1998, the Compensation Committee of our Board of Directors selected non-employee directors of our subsidiaries to receive grants of nonqualified stock options. Not more than 25,000 shares of Common Stock (subject to adjustment by reason of any stock split, stock dividend or other similar event) will be issued pursuant to options granted under the Subsidiary Option Plan. As of December 31, 2005, options to purchase 7,907 shares of our Common Stock (subject to adjustment by reason of any stock split, stock dividend or other similar event) were outstanding. The Subsidiary Option Plan expired on July 31, 2003 and therefore no shares of our Common Stock remain available thereunder for future grants. Each option has a term of 10 years from the date it is granted. One-third of the total number of shares of Common Stock covered by each option becomes exercisable each year beginning with the first anniversary of the date it is granted; however, an option automatically becomes exercisable in full when the non-employee subsidiary director ceases to be a non-employee subsidiary director for any reason other than death. If an optionholder dies while holding options that have not been fully exercised, his or her executors, administrators, heirs or distributees, as the case may be, may exercise those options which the decedent could have exercised at the time of death within one year after the date of death. Under the URG 1997 Plan, which was adopted on September 17, 1997, options were granted to certain members of URG management in exchange for options to purchase shares of URG. As of December 31, 2005, options to purchase 6,717 shares of our Common Stock (subject to adjustment by reason of any stock split, stock dividend or other similar event) were outstanding, and no shares of our Common Stock remained available for future option grants under the URG 1997 Plan. Under the URG 1997 Plan, options expire if they are not exercised prior to the earliest of (i) the tenth anniversary of the date of grant of the original warrant or option, (ii) three months after termination of the optionee’s employment for any reason except death or a permanent disability, or (iii) one year after termination of the optionee’s employment by reason of death or permanent disability.
     The additional information required by this Item 12 is incorporated by reference from pages 1 through 4, and from pages 14 and 15, of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 28, 2006.
Item 13. Certain Relationships and Related Transactions.
     The information required by this Item 13 is incorporated by reference from page 9 of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 28, 2006.
Item 14. Principal Accountant Fees and Services.
     The information required by this Item 14 is incorporated by reference from pages 38 and 39 of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 28, 2006.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) 1. Financial Statements.
     Our consolidated financial statements, together with the report thereon of KPMG LLP, independent registered public accounting firm, are set forth on pages 54 through 87 of this Form 10-K Report.
          2. Financial Statement Schedules.
     The Index to Financial Statements Schedules and the schedules relating to our consolidated financial statements, together with the report thereon of KPMG LLP, independent registered public accounting firm, are set contained on pages 97 through 107 of this Form 10-K Report.
          3. Exhibits.
     See the Index to Exhibits set forth on pages 108 through 122 of this Form 10-K Report for a description of the exhibits filed as part of this Form 10-K Report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGHANY CORPORATION
(Registrant)

Date: February 27, 2006	By	/s/ Weston M. Hicks

Weston M. Hicks
President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2006	By	/s/ Rex D. Adams

Rex D. Adams
Director

Date: February 27, 2006	By	/s/ John J. Burns, Jr.

John J. Burns, Jr.
Vice Chairman of the Board and Director

Date: February 27, 2006	By

Dan R. Carmichael
Director

Date: February 27, 2006	By	/s/ Roger B. Gorham

Roger B. Gorham
Senior Vice President
(principal financial officer)

Date: February 27, 2006	By	/s/ Weston M. Hicks

Weston M. Hicks
President and Director
(principal executive officer)

Date: February 27, 2006	By	/s/ Thomas S. Johnson

Thomas S. Johnson
Director

Date: February 27, 2006	By	/s/ Allan P. Kirby, Jr.

Allan P. Kirby, Jr.
Director

Date: February 27, 2006	By	/s/ F.M. Kirby

F.M. Kirby
Chairman of the Board and Director

Date: February 27, 2006	By	/s/ William K. Lavin

William K. Lavin
Director

Date: February 27, 2006	By	/s/ Roger Noall

Roger Noall
Director

Date: February 27, 2006	By	/s/ Peter R. Sismondo

Peter R. Sismondo
Vice President, Controller,
Treasurer and Assistant
Secretary (principal accounting officer)

Date: February 27, 2006	By	/s/ James F. Will

James F. Will Director

Index to Financial Statement Schedules
Alleghany Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alleghany Corporation:
     Under date of February 27, 2006, we reported on the consolidated balance sheet of Alleghany Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, changes in common stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/KPMG LLP
New York, New York
February 27, 2006

SCHEDULE I
ALLEGHANY CORPORATION AND SUBSIDIARIES
SUMMARY OF INVESTMENTS — OTHER THAN
INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2005
(in thousands)

			Amount at
			which shown
			in the
		Fair	Balance
Type of Investment	Cost	Value	Sheet

Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$156,961	$154,601	$154,601
States, municipalities and political subdivisions	623,522	618,326	618,326
Foreign governments	14,708	14,570	14,570
Mortgage and asset-backed securities	579,794	572,957	572,957
All other bonds	232,963	228,917	228,917

Fixed maturities	1,607,948	1,589,371	1,589,371

Equity securities:
Common stocks:
Banks, trust, and insurance companies	45,143	49,454	49,454
Public utilities	4,530	5,558	5,558
Industrial, miscellaneous, and all other	335,217	741,180	741,180

Equity securities	384,890	796,192	796,192

Other invested assets	10,876	10,876	10,876
Short-term investments	625,541	625,541	625,541

Total investments	$2,629,255	$3,021,980	$3,021,980

SCHEDULE II
ALLEGHANY CORPORATION
CONDENSED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(in thousands)

	2005	2004*

Assets

Equity securities (cost: 2005 $91,480; 2004 $140,345)	$446,305	$446,355
Debt securities (amortized cost: 2005 $10,311)	10,180	—
Short-term investments	117,082	80,948
Other invested assets	10,802	11,096
Cash	3,433	2,069
Property and equipment — at cost, net of accumulated depreciation	2,051	215
Other assets	18,950	10,034
Deferred tax assets	22,435	18,047
Investment in subsidiary classified as discontinued operation	—	200,187
Current tax receivable	—	1,881
Investment in subsidiaries	1,480,126	1,206,989

	$2,111,364	$1,977,821

Liabilities and common stockholders’ equity

Current taxes payable	$16,738	$—
Other liabilities	38,762	34,604
Deferred tax liabilities	168,414	150,678
Long-term debt	19,123	19,123

Total liabilities	243,037	204,405

Stockholders’ equity	1,868,327	1,773,416

	$2,111,364	$1,977,821

*	Certain amounts have been reclassified to conform to the 2005 presentation.
See accompanying Notes to Condensed Financial Statements.

SCHEDULE II
ALLEGHANY CORPORATION
CONDENSED STATEMENTS OF EARNINGS
THREE YEARS ENDED DECEMBER 31, 2005
(in thousands)

	2005	2004	2003

Revenues:
Interest, dividend and other income	$12,818	$7,661	$11,894
Net gain on investment transactions	116,808	2,392	96,748

Total revenues	129,626	10,053	108,642

Costs and Expenses:
Interest expense	2,647	2,618	2,660
General and administrative	37,716	40,215	34,770

Total costs and expenses	40,363	42,833	37,430

Operating profit (loss)	89,263	(32,780)	71,212

Equity in (loss) earnings of consolidated subsidiaries	(29,444)	181,678	148,409

Earnings from continuing operations, before income taxes	59,819	148,898	219,621

Income taxes	13,842	46,200	66,755

Earnings from continuing operations	45,977	102,698	152,866

Earnings from discontinued operations (including gain on disposal of $12,183 in 2005 and a loss on disposal of $1,950 in 2004)	12,641	20,196	20,746

Income taxes	6,284	5,198	11,234

Earnings from discontinued operations	6,357	14,998	9,512

Net earnings	$52,334	$117,696	$162,378

See accompanying Notes to Condensed Financial Statements.

SCHEDULE II
ALLEGHANY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2005
(in thousands)

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$52,334	$117,696	$162,378
Adjustments to reconcile earnings to cash provided by (used in) operations:
Equity in undistributed net (earnings) losses of consolidated subsidiaries	13,811	(118,879)	(100,755)
Capital contributions to consolidated subsidiaries	(147,306)	(20,547)	(366,747)
Distributions from consolidated subsidiaries	2,864	1,663	10,745
Depreciation and amortization	882	1,165	743
Net gain on investment transactions	(116,808)	(2,392)	(96,748)
Tax benefit on stock options exercised	1,399	1,317	4,267
(Increase) decrease in other assets	(1,843)	(1,794)	256
Increase (decrease) in other liabilities and taxes payable	30,805	(11,136)	21,352
Earnings of discontinued operations and sale of subsidiary	(6,357)	(14,998)	(9,512)

Net adjustments	(222,553)	(165,601)	(536,399)

Net cash used in operations	(170,219)	(47,905)	(374,021)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(168,189)	(16,499)	(55,930)
Sales and maturities of investments	173,836	5,008	334,061
Purchases of property and equipment	(2,045)	(76)	(36)
Net change in short-term investments	(36,134)	932	(11,803)
Proceeds from the sale of subsidiaries, net of cash disposed	201,854	53,403	—
Other, net	170	(677)	66,016

Net cash provided by investing activities	169,492	42,091	332,308

CASH FLOWS FROM FINANCING ACTIVITIES
Treasury stock acquisitions	—	—	(287)
Net cash provided from discontinued operations	2,091	4,566	47,472
Other, net	0	1,367	(6,235)

Net cash used in financing activities	2,091	5,933	40,950

Net increase (decrease) in cash	1,364	119	(763)
Cash at beginning of year	2,069	1,950	2,713

Cash at end of year	$3,433	$2,069	$1,950

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$1	$—	$55
Income taxes	$61,000	$105,001	$30,244
See accompanying Notes to Condensed Financial Statements.

SCHEDULE II
ALLEGHANY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands)
1. Investment in Consolidated Subsidiaries. Reference is made to Note 1 of the Notes to Consolidated Financial Statements set forth in Item 8. of this Form 10-K Report.
2. Long-Term Debt. Reference is made to Note 7 of the Notes to Consolidated Financial Statements set forth in Item 8. of this Form 10-K Report for information regarding the significant provisions of the revolving credit loan agreement of Alleghany. Included in long-term debt in the accompanying condensed balance sheets is $19,123 in 2005 and 2004 of inter-company notes payable to Alleghany Funding.
3. Income Taxes. Reference is made to Note 8 of the Notes to Consolidated Financial Statements set forth in Item 8. of this Form 10-K Report.
4. Commitments and Contingencies. Reference is made to Note 14 of the Notes to Consolidated Financial Statements set forth in Item 8. of this Form 10-K Report.
5. Stockholders’ Equity. Reference is made to Note 9 of the Notes to Consolidated Financial Statements set forth in Item 8. of this Form 10-K Report with respect to stockholders’ equity and surplus available for dividend payments to Alleghany from its subsidiaries.

SCHEDULE III
ALLEGHANY CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(in thousands)

		AT DECEMBER 31,				FOR THE YEAR ENDED DECEMBER 31,
FUTURE
			POLICY		OTHER			BENEFITS,
			BENEFITS,		POLICY			CLAIMS,	AMORTIZATION
		DEFERRED	LOSSES,		CLAIMS			LOSSES	OF DEFERRED		COMMISSIONS
		POLICY	CLAIMS	GROSS	AND	NET	NET	AND	POLICY	OTHER	AND	NET
		ACQUISITION	AND LOSS	UNEARNED	BENEFITS	EARNED	INVESTMENT	SETTLEMENT	ACQUISITION	OPERATING	BROKERAGE	PREMIUMS
YEAR	LINE OF BUSINESS	COSTS	EXPENSES	PREMIUMS	PAYABLE	PREMIUMS	INCOME*	EXPENSES	COSTS	EXPENSES	EXPENSES	WRITTEN

2005	Property and Casualty Insurance	$62,161	$2,581,041	$812,982	$0	$849,653	$102,238	$747,967	$83,758	$61,927	$97,292	$728,891

2004	Property and Casualty Insurance	$56,165	$1,232,337	$751,131	$0	$805,417	$127,678	$540,569	$62,190	$79,308	$77,238	$857,195

2003	Property and Casualty Insurance	$47,282	$437,994	$644,068	$0	$430,914	$80,617	$250,202	$43,035	$14,346	$69,154	$782,475

*	Includes net gain on investment transactions.

SCHEDULE IV
ALLEGHANY CORPORATION AND SUBSIDIARIES
REINSURANCE
THREE YEARS ENDED DECEMBER 31, 2005
(in thousands)

						PERCENTAGE
			CEDED TO	ASSUMED		OF AMOUNT
		GROSS	OTHER	FROM OTHER	NET	ASSUMED
YEAR	LINE OF BUSINESS	AMOUNT	COMPANIES	COMPANIES	AMOUNT	TO NET

2005	Property
	and casualty	$1,521,875	$675,503	$3,281	$849,653	0.4%

2004	Property
	and casualty	$1,291,242	$585,818	$99,993	$805,417	12.4%

2003	Property
	and casualty	$262,045	$95,299	$264,168	$430,914	61.3%

SCHEDULE V
ALLEGHANY CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

			Charged to	Charged to
		Balance at	costs and	other		Balance at
Year	Description	January 1,	expenses	accounts	Deductions	December 31,
2005	Allowance for uncollectible reinsurance recoverables	$—	—	—	—	$—

	Allowance for uncollectible premiums receivable	$578	772	—	549	$801

2004	Allowance for uncollectible reinsurance recoverables	$—	—	—	—	$—

	Allowance for uncollectible premiums receivable	$659	(81)	—	—	$578

2003	Allowance for uncollectible reinsurance recoverables	$—	—	—	—	$—

	Allowance for uncollectible premiums receivable	$618	41	—	—	$659

SCHEDULE VI
ALLEGHANY CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS
(in thousands)

		AT DECEMBER 31,				FOR THE YEAR ENDED DECEMBER 31,
				DISCOUNT,				CLAIMS
				IF ANY,				AND CLAIM
			RESERVES	DEDUCTED				ADJUSTMENT
			FOR	IN RESERVES				EXPENSES
			UNPAID	FOR UNPAID				INCURRED		AMORTIZATION
		DEFERRED	CLAIMS	CLAIMS				RELATED TO		OF DEFERRED	PAID CLAIMS
		POLICY	AND CLAIM	AND CLAIM	GROSS	NET	NET	(1)	(2)	POLICY	AND CLAIM	NET
		ACQUISITION	ADJUSTMENT	ADJUSTMENT	UNEARNED	EARNED	INVESTMENT	CURRENT	PRIOR	ACQUISITION	ADJUSTMENT	PREMIUMS
YEAR	LINE OF BUSINESS	COSTS	EXPENSES	EXPENSES	PREMIUMS	PREMIUMS	INCOME *	YEAR	YEAR	COSTS	EXPENSES	WRITTEN

2005	Property
	and Casualty	$62,161	$2,581,041	$0	$812,982	$849,653	$102,238	$755,180	($7,213)	$83,758	$349,083	$728,891

2004	Property
	and Casualty	$56,165	$1,232,337	$0	$751,131	$805,417	$127,678	$547,868	($7,299)	$62,190	$175,611	$857,195

2003	Property
	and Casualty	$47,282	$437,994	$0	$644,068	$430,914	$80,617	$229,519	$20,683	$43,035	$87,518	$782,475

*   Includes net gain on investment transactions.

Index to Exhibits

Exhibit Number	Description
3.01	Restated Certificate of Incorporation of Alleghany, as amended by Amendment accepted and received for filing by the Secretary of State of the State of Delaware on June 23, 1988, filed as Exhibit 20 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, is incorporated herein by reference.

3.02	By-laws of Alleghany, as amended September 21, 2004, filed as Exhibit 3.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated herein by reference.

*10.01	Alleghany Management Incentive Plan, filed as Exhibit 10.01 to Alleghany’s Current Report on Form 8-K filed on April 21, 2005, is incorporated herein by reference.

*10.02	Alleghany Deferred Compensation Plan, as amended and restated as of December 15, 1992, filed as Exhibit 10.03 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

*10.03(a)	Alleghany 1993 Long-Term Incentive Plan, as amended and restated effective as of January 1, 1994, filed as Exhibit 10.06(b) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

*10.03(b)	Alleghany 2002 Long-Term Incentive Plan, adopted and effective April 26, 2002, filed as Exhibit A to Alleghany’s Proxy Statement, filed in connection with its Annual Meeting of Stockholders held on April 26, 2002, is incorporated herein by reference.

*10.04	Alleghany Supplemental Death Benefit Plan dated as of May 15, 1985 and effective as of January 1, 1985, filed as Exhibit 10.08 to Old Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1985, is incorporated herein by reference.

*10.05	Alleghany Retirement Plan, amended and restated as of July 1, 2004, filed as Exhibit 10.05 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2004.

*10.06	Alleghany Retirement COLA Plan dated and effective as of January 1, 1992, as adopted on March 17, 1992, filed as Exhibit 10.7 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

*10.07	Description of Alleghany Group Long Term Disability Plan effective as of July 1, 1995, filed as Exhibit 10.10 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

*10.07	Description of Alleghany Group Long Term Disability Plan effective as of July 1, 1995, filed as Exhibit 10.10 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

*	Compensatory plan or arrangement.

*10.08(a)	Alleghany Amended and Restated Directors’ Stock Option Plan effective as of April 20, 1993, filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference.

*10.08(b)	Alleghany 2000 Directors’ Stock Option Plan effective April 28, 2000, filed as Exhibit A to Alleghany’s Proxy Statement, filed in connection with its Annual Meeting of Stockholders held on April 28, 2000, is incorporated herein by reference.

*10.09	Alleghany Directors’ Equity Compensation Plan, effective as of January 16, 1995, filed as Exhibit 10.11 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

*10.10	Alleghany Non-Employee Directors’ Retirement Plan, as amended, effective January 1, 2005, filed as Exhibit 10.10 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

*10.11(a)	Alleghany 2005 Directors’ Stock Plan, filed as Exhibit 10.01 to Alleghany’s Current Report on Form 8-K filed on April 21, 2005, is incorporated herein by reference.

*10.11(b)	Form of Option Agreement under the Alleghany 2005 Directors’ Stock Plan, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

*10.12(a)	Employment Agreement, dated October 7, 2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

*10.12(b)	Restricted Stock Award Agreement, dated October 7, 2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

*10.12(c)	Restricted Stock Unit Matching Grant Agreement, dated October 7, 2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

*10.12(d)	Restricted Stock Award Agreement, dated December 31, 2004, between Alleghany and Weston M. Hicks, filed as Exhibit 10.11(d) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

*10.13	Restricted Stock Award Agreement, dated as of December 21, 2004 between Allegahny and Roger B. Gorham, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 21, 2005, is incorporated herein by reference.

*	Compensatory plan or arrangement.

*10.14	Description of compensatory arrangements between Alleghany and John J. Burns, Jr., filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is incorporated herein by reference.

*10.15	Description of compensatory arrangements between Alleghany and its directors, filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

*10.16	Description of compensatory arrangements between Alleghany and its named executive officers, as defined by Item 402(a)(3) of Regulation S-K.

10.17(a)	Credit Agreement, dated as of July 28, 2004, among Alleghany, the banks which are signatories thereto, Wachovia Bank, National Association as administrative agent for the banks, U.S. Bank National Association as syndication agent for the banks, and LaSalle Bank National Association and HSBC Bank USA, National Association, as documentation agents for the banks (the “Credit Agreement”), filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference.

10.17(b)	List of Contents of Exhibits and Schedules to the Credit Agreement, filed as Exhibit 10.5 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.18(a)	Installment Sales Agreement dated December 8, 1986 by and among Alleghany, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Merrill Lynch & Co., Inc., filed as Exhibit 10.10 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1986, is incorporated herein by reference.

10.18(b)	Intercreditor and Collateral Agency Agreement dated as of October 20, 1997 among The Chase Manhattan Bank, Barclays Bank PLC and Alleghany Funding Corporation, filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

10.18(c)	Master Agreement dated as of October 20, 1997 between Barclays Bank PLC and Alleghany Funding Corporation, and related Amended Confirmation dated October 24, 1997 between Barclays Bank PLC and Alleghany Funding Corporation, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, are incorporated herein by reference.

10.18(d)	Indenture dated as of October 20, 1997 between Alleghany Funding Corporation and The Chase Manhattan Bank, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

*	Compensatory plan or arrangement.

10.19(a)	Stock Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville International, B.V. (the “Celite Stock Purchase Agreement”), filed as Exhibit 10.2(a) to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

10.19(b)	List of Contents of Exhibits and Schedules to the Celite Stock Purchase Agreement, filed as Exhibit 10.2(b) to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.20(a)	Joint Venture Stock Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville Corporation (the “Celite Joint Venture Stock Purchase Agreement”), filed as Exhibit 10.3(a) to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

10.20(b)	List of Contents of Exhibits and Schedules to the Celite Joint Venture Stock Purchase Agreement, filed as Exhibit 10.3(b) to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.21(a)	Asset Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville Sales Corporation (the “Celite Asset Purchase Agreement”), filed as Exhibit 10.4(a) to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

10.21(b)	List of Contents of Exhibits and Schedules to the Celite Asset Purchase Agreement, filed as Exhibit 10.4(b) to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.21(c)	Amendment No. 1 dated as of July 31, 1991 to the Celite Asset Purchase Agreement, filed as Exhibit 10.32(c) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

10.22(a)	Acquisition Related Agreement dated as of July 1, 1991, by and between Celite Holdings Corporation, Celite Corporation and Manville Corporation (the “Celite Acquisition Related Agreement”), filed as Exhibit 10.5(a) to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

10.22(b)	List of Contents of Exhibits to the Celite Acquisition Related Agreement, filed as Exhibit 10.5(b) to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.22(c)	Amendment dated as of July 31, 1991 to Celite Acquisition Related Agreement, filed as Exhibit 10.33(c) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

10.23(a)	Stock Purchase Agreement dated as of December 30, 1999 by and between Alleghany and Swiss Re America Holding Corporation, filed as Exhibit 99.1 to Alleghany’s Current Report on Form 8-K dated December 30, 1999, is incorporated herein by reference.

10.23(b)	Closing Agreement, dated May 10, 2000, by and between Swiss Re America Holding Corporation and Alleghany, filed as Exhibit 99.2 to Alleghany’s Current Report on Form 8-K dated May 25, 2000, is incorporated herein by reference.

10.24	Agreement, effective as of December 20, 2000, by and among Alleghany, Underwriters Reinsurance Company and London Life and Casualty Reinsurance Corporation, filed as Exhibit 10.23 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.25(a)	Agreement and Plan of Amalgamation dated as of July 30, 1998 by and among Underwriters Reinsurance Company, Underwriters Acquisition Company Ltd. and Venton Holdings Ltd. (the “Amalgamation Agreement”), filed as Exhibit 10.28(a) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.25(b)	List of Contents of Exhibits to the Amalgamation Agreement, filed as Exhibit 10.28(b) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.25(c)	Amendment No. 1 dated as of September 24, 1998 to the Amalgamation Agreement (the “Amalgamation Amendment No. 1”), filed as Exhibit 10.28(c) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.25(d)	List of Contents of Exhibits to the Amalgamation Amendment No. 1, filed as Exhibit 10.28(d) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.26(a)	Acquisition Agreement, dated as of June 6, 2003, by and between Royal Group, Inc. and AIHL (the “Resurgens Specialty Acquisition Agreement”), filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.26(b)	List of Contents of Exhibits and Schedules to the Resurgens Specialty Acquisition Agreement, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.27	Assignment and Assumption Agreement, dated as of June 30, 2003, by and between AIHL and RSUI (regarding the transfer of rights under the Resurgens Specialty Acquisition Agreement), filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.28(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and RIC (the “Royal Indemnity Company Quota Share Reinsurance Agreement”), filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.28(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company Quota Share Reinsurance Agreement, filed as Exhibit 10.5 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.29(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal Surplus Lines Insurance Company and RIC (the “Royal Surplus Lines Insurance Company Quota Share Reinsurance Agreement”), filed as Exhibit 10.6 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.29(b)	List of Contents of Exhibits and Schedules to the Royal Surplus Lines Insurance Company Quota Share Reinsurance Agreement, filed as Exhibit 10.7 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.30(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Landmark and RIC (the “Landmark Quota Share Reinsurance Agreement”), filed as Exhibit 10.8 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.30(b)	List of Contents of Exhibits and Schedules to the Landmark Quota Share Reinsurance Agreement, filed as Exhibit 10.9 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.31(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Indemnity Company, Resurgens Specialty and RIC (the “Royal Indemnity Company Administrative Services Agreement”), filed as Exhibit 10.10 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.31(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company Administrative Services Agreement, filed as Exhibit 10.11 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.32(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Surplus Lines Insurance Company, Resurgens Specialty and RIC (the “Royal Surplus Lines Insurance Company Administrative Services Agreement”), filed as Exhibit 10.12 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.32(b)	List of Contents of Exhibits and Schedules to the Royal Surplus Lines Insurance Company Administrative Services Agreement, filed as Exhibit 10.13 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.33(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Insurance Company of America, Resurgens Specialty and RIC (the “Royal Insurance Company of America Administrative Services Agreement”), filed as Exhibit 10.14 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.33(b)	List of Contents of Exhibits and Schedules to the Royal Insurance Company of America Administrative Services Agreement, filed as Exhibit 10.15 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.34(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Landmark, Resurgens Specialty and RIC (the “Landmark Administrative Services Agreement”), filed as Exhibit 10.16 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.34(b)	List of Contents of Exhibits and Schedules to the Landmark Administrative Services Agreement, filed as Exhibit 10.17 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.35(a)	Trust Agreement, dated as of July 1, 2003, by and among Royal Indemnity Company, Royal Surplus Lines Insurance Company, Landmark, RIC and LaSalle Bank National Association, as Trustee (the “Trust Agreement”), filed as Exhibit 10.18 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.35(b)	Amendment, dated as of September 2, 2003, amending the Trust Agreement, filed as Exhibit 10.7 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.36(a)	Assignment of Net Premium Receivables, dated as of July 1, 2003, by and between LaSalle Bank National Association and Royal Indemnity Company, Royal Surplus Lines Insurance Company and Landmark (“Assignment of Receivables”), filed as Exhibit 10.19 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.36(b)	Amendment, dated as of September 2, 2003, amending the Assignment of Receivables, filed as Exhibit 10.8 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.37(a)	Assignment of Reinsurance Recoverables, dated as of July 1, 2003, by and among RIC, LaSalle Bank National Association and Royal Indemnity Company, Royal Surplus Lines Insurance Company and Landmark (“Assignment of Recoverables”), filed as Exhibit 10.20 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.37(b)	Amendment, dated as of September 2, 2003, amending the Assignment of Recoverables, filed as Exhibit 10.9 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.38	Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Royal Indemnity Company Administrative Services Agreement), filed as Exhibit 10.21 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.39	Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Royal Surplus Lines Insurance Company Administrative Services Agreement), filed as Exhibit 10.22 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.40	Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Royal Insurance Company of America Administrative Services Agreement), filed as Exhibit 10.23 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.41	Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Landmark Administrative Services Agreement), filed as Exhibit 10.24 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.42(a)	Claims Servicing Agreement, dated as of July 1, 2003, by and among RIC, Royal Indemnity Company, Royal Surplus Lines Insurance Company, Landmark, Royal Insurance Company of America, American and Foreign Insurance Company, Globe Indemnity Company, Safeguard Insurance Company and Phoenix Assurance Company of New York (the “Claims Servicing Agreement”), filed as Exhibit 10.25 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.42(b)	List of Contents of Exhibits and Schedules to the Claims Servicing Agreement, filed as Exhibit 10.26 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.43	Claims Servicing Information Technology License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and RIC, filed as Exhibit 10.27 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.44(a)	Renewal Rights Agreement, dated as of July 1, 2003, by and among Landmark, Royal Indemnity Company, Royal Surplus Lines Insurance Company, Royal Insurance Company of America and AIHL (the “Renewal Rights Agreement”), filed as Exhibit 10.28 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.44(b)	List of Contents of Exhibits to the Renewal Rights Agreement, filed as Exhibit 10.29 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.45(a)	Transition Services Agreement, dated as of July 1, 2003, by and among Royal Group, Inc., RSUI and Resurgens Specialty (the “Transition Services Agreement”), filed as Exhibit 10.30 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.45(b)	List of Contents of Schedules to the Transition Services Agreement, filed as Exhibit 10.31 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.46	Transitional Trademark License Agreement, dated as of July 1, 2003, by and among R&SA, Resurgens Specialty and RSA Surplus Lines Insurance Services, Inc, filed as Exhibit 10.32 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.47	Employee Leasing Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and RIC, filed as Exhibit 10.33 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.48(a)	Managing General Agency Agreement, dated as of July 1, 2003, by and among Resurgens Specialty, as Managing General Agent, Royal Indemnity Company, Royal Surplus Lines Insurance Company, Royal Insurance Company of America and Landmark (the “Managing General Agency Agreement”), filed as Exhibit 10.34 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.48(b)	List of Contents of Exhibits to the Managing General Agency Agreement, filed as Exhibit 10.35 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.49(a)	Stock Purchase Agreement, dated as of July 1, 2003, by and between AIHL and Royal Group, Inc. (the “RSA Surplus Lines Insurance Services, Inc. Stock Purchase Agreement”), filed as Exhibit 10.36 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.49(b)	List of Contents of Exhibits and Schedules to the RSA Surplus Lines Insurance Services, Inc. Stock Purchase Agreement, filed as Exhibit 10.37 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.50	Assignment and Assumption of Liabilities Agreement, dated as of July 1, 2003, by and between RSA Surplus Lines Insurance Services, Inc. and Royal Indemnity Company, filed as Exhibit 10.38 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.51	Assignment and Assumption Agreement, dated as of July 1, 2003, by and between AIHL and RSUI, filed as Exhibit 10.39 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.52	Assignment and Assumption Agreement, dated as of July 1, 2003, by and between AIHL and RSUI, filed as Exhibit 10.40 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.53	Assignment and Assumption Agreement, dated as of July 1, 2003, by and between AIHL and RSUI, filed as Exhibit 10.41 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.54(a)	Stock Purchase Agreement, dated as of June 6, 2003, by and between AIHL and Guaranty National Insurance Company (the “Landmark Stock Purchase Agreement”), filed as Exhibit 10.42 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.54(b)	List of Contents of Exhibits and Schedules to the Landmark Stock Purchase Agreement, filed as Exhibit 10.43 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.55(a)	Stock Purchase Agreement, dated as of June 12, 2003, by and between Swiss Re America Holding Corporation and RSUI (the “RIC Stock Purchase Agreement”), filed as Exhibit 10.44 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.55(b)	List of Contents of Exhibits and Schedules to the RIC Stock Purchase Agreement, filed as Exhibit 10.45 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.56	Assignment and Assumption Agreement, dated as of July 1, 2003, by and between AIHL and RIC (regarding the transfer of rights under the Landmark Stock Purchase Agreement), filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.57(a)	RIC (Landmark) Quota Share Reinsurance Agreement, dated as of September 2, 2003, by and between Landmark and Royal Indemnity Company (the “Royal Indemnity Company (Landmark) Quota Share Reinsurance Agreement”), filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.57(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company (Landmark) Quota Share Reinsurance Agreement, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.58(a)	RIC (Landmark) Administrative Services Agreement, dated as of September 2, 2003, by and between Royal Indemnity Company and Landmark (the “Royal Indemnity Company (Landmark) Administrative Services Agreement”), filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.58(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company (Landmark) Administrative Services Agreement, filed as Exhibit 10.5 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.59	Assumption of Liabilities Agreement, dated as of September 2, 2003, by and between Landmark and Royal Indemnity Company, filed as Exhibit 10.6 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.60(a)	Stock Purchase Agreement, dated as of January 30, 2004, by and among AIHL, Aegis Holding Inc. and Associated Electric & Gas Insurance Services Limited Landmark and Royal Indemnity Company (“Aegis Stock Purchase Agreement”), filed as Exhibit 10.65 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

10.60(b)	List of Contents of Exhibits and Schedules to the Aegis Stock Purchase Agreement, filed as Exhibit 10.66 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.61	Closing Agreement, dated May 3, 2004, by and among Darwin Group, Inc., Aegis Holding Inc. and Associated Electric & Gas Insurance Services Limited, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.62	Trust Agreement, dated as of June 10, 2004, by and among Royal Indemnity Company, Royal Surplus Lines Insurance Company, RSUI Indemnity Company and The Bank of New York, as Trustee, filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference.

10.63	Assignment of Net Premium Receivables, dated as of June 10, 2004, by and among The Bank of New York, Royal Indemnity Company and Royal Surplus Lines Insurance Company, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference.

10.64	Assignment of Reinsurance Recoverables, dated as of June 10, 2004, by and among RSUI Indemnity Company, The Bank of New York, Royal Indemnity Company and Royal Surplus Lines Insurance Company, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference.

10.65(a)	Agreement and Plan of Merger, dated as of December 23, 2004, among HTI Acquisition LLC, Heads & Threads and Alleghany (the “Heads & Threads Merger Agreement”), filed as Exhibit 10.67(a) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

10.65(b)	List of Contents of Exhibits and Schedules to the Heads & Threads Merger Agreement, filed as Exhibit 10.67(b) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2005 is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.66(a)	Stock Purchase Agreement, dated as of January 31, 2005, by and among Darwin National Assurance Company and Ulico Casualty Company (“Ulico Stock Purchase Agreement”), filed as Exhibit 10.68(a) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

10.66(b)	List of Contents of Exhibits and Schedules to the Ulico Stock Purchase Agreement, filed as Exhibit 10.68(b) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.67(a)	Stock Purchase Agreement, dated as of May 19, 2005, by and among Imerys USA, Inc., Imerys, S.A. and Alleghany (the “Imerys Stock Purchase Agreement”), filed as Exhibit 10.1(a) to Alleghany’s Current Report on Form 8-K filed on May 23, 2005, is incorporated herein by reference.

10.67(b)	List of Contents of Exhibits and Schedules to the Imerys Stock Purchase Agreement, filed as Exhibit 10.1(b) to Alleghany’s Current Report on Form 8-K filed on May 23, 2005, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

21	List of subsidiaries of Alleghany.

23	Consent of KPMG LLP, independent registered public accounting firm, to the incorporation by reference of its reports relating to the financial statements the related schedules of Alleghany and subsidiaries and its attestation report in Alleghany’s Registration Statements on Form S-8 (Registration No. 333-127309), Form S-8 (Registration No. 333-37237), Form S-8 (Registration No. 333-76159), Form S-8 (Registration No. 333-76996), Form S-3 (Registration No. 33-55707), Form S-3 (Registration No. 33-62477), Form S-3 (Registration No. 333-09881), and Form S-3 (Registration No. 333-13971).

31.1	Certification of the Chief Executive Officer of Alleghany pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Alleghany pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Alleghany pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Annual Report on Form 10-K.

32.2	Certification of the Chief Financial Officer of Alleghany pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Annual Report on Form 10-K.