Form 10-Q
period 2006-03-31
ALLEGHANY CORP /DE
filed 2006-05-09
CIK 775368

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED MARCH 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ENDING ___________

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

                 7 TIMES SQUARE TOWER, 17TH FLOOR, NY, NY 10036
            ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELRATED FILER, AN ACCELERATED FILER OR A NON-ACCELERATED FILER. SEE DEFINITION OF ACCELERATED FILER AND LARGE ACCELERATED FILER IN RULE 12b-2 OF THE EXCHANGE ACT.

(CHECK ONE):

LARGE ACCELERATED FILER [X]   ACCELERATED FILER [ ]   NON-ACCELERATED FILER [ ]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).
                              YES         NO   X
                                  -----      -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

                      7,947,465 SHARES AS OF APRIL 30, 2006

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2006 AND 2005
           (dollars in thousands, except share and per share amounts)
                                   (unaudited)

                                                                  2006         2005
                                                               ----------   ----------
REVENUES
   Net premiums earned                                         $  230,582   $  213,552
   Net investment income                                           29,313       15,202
   Realized capital gains                                           6,983       47,227
   Other income                                                     1,937        2,399
                                                               ----------   ----------
      Total revenues                                              268,815      278,380
                                                               ----------   ----------
COSTS AND EXPENSES
   Loss and loss adjustment expenses                              122,530      115,277
   Commissions and brokerage                                       57,385       53,044
   Salaries, administrative and other operating expenses           10,829        8,153
   Corporate administration                                         8,423        8,958
   Interest expense                                                 1,101          665
                                                               ----------   ----------
      Total costs and expenses                                    200,268      186,097
                                                               ----------   ----------
   Earnings from continuing operations, before income taxes        68,547       92,283
Income taxes                                                        9,341       31,060
                                                               ----------   ----------
Earnings from continuing operations                                59,206       61,223
Discontinued operations
   Operations                                                          --        1,525
   Income taxes                                                        --        1,877
                                                               ----------   ----------
Loss from discontinued operations, net of tax                          --         (352)
                                                               ----------   ----------
Net earnings                                                   $   59,206   $   60,871
                                                               ==========   ==========
Changes in other comprehensive income
   Change in unrealized gains, net of tax                          42,558       24,532
   Less: reclassification for gains realized in net earnings
      (net of tax)                                                 (4,539)     (30,698)
   Other                                                              444       (2,162)
                                                               ----------   ----------
Comprehensive income                                           $   97,669   $   52,543
                                                               ----------   ----------
Basic earnings (loss) per share of common stock **
   Continuing operations                                       $     7.37   $     7.63
   Discontinued operations                                             --        (0.04)
                                                               ----------   ----------
                                                               $     7.37   $     7.59
                                                               ==========   ==========
Diluted earnings (loss) per share of common stock **
   Continuing operations                                       $     7.35   $     7.61
   Discontinued operations                                             --        (0.05)
                                                               ----------   ----------
                                                               $     7.35   $     7.56
                                                               ==========   ==========
Dividends per share of common stock                                     *            *
                                                               ==========   ==========
Average number of outstanding shares of common stock **         8,032,883    8,022,502
                                                               ==========   ==========

* In February 2006 and March 2005, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**   Adjusted to reflect the common stock dividend declared in February 2006.

See accompanying Notes to Unaudited Consolidated Financial Statements.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)

                                                                      MARCH 31,
                                                                         2006      DECEMBER 31,
                                                                     (UNAUDITED)       2005
                                                                     -----------   ------------
ASSETS
   Available for sale securities at fair value:
      Equity securities (cost: 2006 $326,363; 2005 $384,890)         $  810,360     $  796,192
      Debt securities (cost: 2006 $1,855,597; 2005 $1,607,948)        1,821,941      1,589,371
   Short-term investments                                               629,368        738,846
                                                                     ----------     ----------
                                                                      3,261,669      3,124,409
      Other invested assets                                              11,432         10,876
                                                                     ----------     ----------
   Total investments                                                  3,273,101      3,135,285
                                                                     ----------     ----------
   Cash                                                                  29,472         47,457
   Notes receivable                                                      91,535         91,535
   Premium balances receivable                                          207,277        223,378
   Reinsurance recoverables                                           1,510,909      1,642,199
   Ceded unearned premium reserves                                      298,281        314,472
   Deferred acquisition costs                                            66,544         62,161
   Property and equipment at cost, net of
      accumulated depreciation and amortization                          19,006         19,708
   Goodwill and other intangibles, net of amortization                  165,483        167,506
   Deferred tax assets                                                  143,160        117,524
   Other assets                                                          77,444         74,196
   Current taxes receivable                                                   0         18,310
                                                                     ----------     ----------
                                                                     $5,882,212     $5,913,731
                                                                     ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Losses and loss adjustment expenses                               $2,481,925     $2,581,041
   Unearned premiums                                                    807,872        812,982
   Reinsurance payable                                                  130,143        181,693
   Deferred tax liabilities                                             240,979        213,512
   Subsidiaries' debt                                                    80,000         80,000
   Current taxes payable                                                 48,175              0
   Other liabilities                                                    152,461        176,176
                                                                     ----------     ----------
         Total liabilities                                            3,941,555      4,045,404
   Preferred stock (shares authorized: 2006 and 2005 -
      8,000,000; issued and outstanding: none)                                0              0
   Common stockholders' equity
      Common stock (shares authorized: 2006 and
         2005 - 22,000,000; issued and outstanding
         2006 - 8,081,095; 2005 - 8,062,977)                              7,925          7,905
      Contributed capital                                               613,444        599,617
      Accumulated other comprehensive income (including
         unearned compensation)                                         284,407        245,944
      Treasury stock, at cost (2006 - 138,495 shares; 2005 - none)      (39,186)             0
      Retained earnings                                               1,074,067      1,014,861
                                                                     ----------     ----------
   Total stockholders' equity                                         1,940,657      1,868,327
                                                                     $5,882,212     $5,913,731
                                                                     ==========     ==========
COMMON SHARES OUTSTANDING *                                           7,942,600      8,062,977
                                                                     ==========     ==========

*    Adjusted to reflect the common stock dividend declared in February 2006.

See accompanying Notes to Unaudited Consolidated Financial Statements.

                     ALLEGHANY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2006 AND 2005
                             (dollars in thousands)
                                   (unaudited)

                                                                                         Revised
                                                                                          2005
                                                                             2006     (see Note 1)
                                                                          ---------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                           $  59,206    $  60,871
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                           2,329        6,536
      Realized capital gains                                                 (6,983)     (47,227)
      (Increase) in other assets                                             (4,926)      (2,905)
      (Increase) decrease in reinsurance receivable, net of reinsurance
         payables                                                            79,740      (16,282)
      Decrease in premium balances receivable                                16,101       21,675
      Decrease in ceded unearned premium reserves                            16,191       11,320
      (Increase) decrease in deferred acquisition costs                      (4,383)         651
      Increase in other liabilities and current taxes                        33,012       41,580
      Decrease in unearned premiums                                          (5,110)     (21,614)
      (Decrease) increase in losses and loss adjustment expenses            (99,116)      34,074
      Other, net                                                                  0          137
      Discontinued operations                                                     0        3,063
                                                                          ---------    ---------
         Net adjustments                                                     26,855       31,008
                                                                          ---------    ---------
         Net cash provided by operating activities                           86,061       91,879
                                                                          ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investments                                                 (462,117)    (415,415)
   Sales of investments                                                     165,738      123,597
   Maturities of investments                                                122,503       58,139
   Purchases of property and equipment                                         (781)      (1,949)
   Net change in short-term investments                                     113,190      176,135
   Acquisition of insurance companies, net of cash acquired                    (215)        (352)
   Discontinued operations                                                        0       (4,958)
   Other, net                                                                (3,742)     (14,851)
                                                                          ---------    ---------
         Net cash used in investing activities                              (65,424)     (79,654)
                                                                          ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Treasury stock acquisitions                                              (39,186)           0
   Discontinued operations                                                        0         (550)
   Tax benefit on stock options exercised                                       163            0
   Other, net                                                                   401          284
                                                                          ---------    ---------
         Net cash used in financing activities                              (38,622)        (266)
                                                                          ---------    ---------
CASH FLOWS OF DISCONTINUED OPERATIONS
   Operating activities                                                           0       (2,711)
   Investing activities                                                           0        4,958
   Financing activities                                                           0          550
                                                                          ---------    ---------
         Net cash provided by discontinued operations                             0        2,797
                                                                          ---------    ---------
         Net (decrease) increase in cash                                    (17,985)      14,756
Cash at beginning of period                                                  47,457      107,749
                                                                          ---------    ---------
Cash at end of period                                                     $  29,472    $ 122,505
                                                                          =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                                            $     890    $   1,582
      Income tax (refunds received) paid                                   ($40,659)   $   4,740

See accompanying Notes to Unaudited Consolidated Financial Statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPLES OF FINANCIAL STATEMENT PRESENTATION

This report should be read in conjunction with the Annual Report on 10-K for the year ended December 31, 2005 (the "2005 10-K") of Alleghany Corporation (the "Company").

The information included in this report is unaudited, but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

The accompanying consolidated financial statements include the results of the Company and its majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Certain prior year amounts have been reclassified to conform to the 2006 presentation. Starting with the fourth quarter of 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations in the consolidated statements of cash flows, which in prior periods were excluded from such statements.

2. SHARE BASED COMPENSATION PLANS

(A) Basis of Accounting- In December 2004, FASB Statement 123 (revised), "Share-Based Payment," ("SFAS 123R") was issued. SFAS 123R requires that the cost resulting from all share based compensation transactions be recognized in the financial statements, establishes fair value as the measurement objective in accounting for share based compensation arrangements and requires the application of a fair value based measurement method in accounting for share based compensation transactions with employees. SFAS 123R was adopted by the Company for new or revised awards occurring on or after January 1, 2006.

Prior to SFAS 123R, the Company followed Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established accounting and reporting standards for stock based employee compensation plans, and allowed companies to choose between the "fair value based method of accounting" as defined in SFAS 123 and the "intrinsic value based method of accounting" as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company had elected to continue to follow the "intrinsic value based method of accounting" for awards granted prior to 2003, and accordingly, no expense was recognized on these awards. Effective

January 1, 2003, the Company adopted the "fair value based method of accounting" of SFAS 123, and used the prospective transition method for share based awards granted after January 1, 2003. The fair value based method under SFAS 123 is similar to that employed under SFAS 123R. The adoption of SFAS 123R on the Company's consolidated financial results and financial condition was immaterial.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no cash dividend yield for all years; expected volatility ranges of
17.4 to 19.1 percent; risk-free interest rates ranging from 3.21 to 4.40 percent and expected lives of up to eight years. As of March 31, 2006, all outstanding share based awards were accounted for under the fair value based method of accounting.

(B) General - As of March 31, 2006, the Company had share based payment plans for parent-level employees and directors, each of which is described below. In addition, as of March 31, 2006, RSUI Group, Inc. ("RSUI") and Darwin Professional Underwriters, Inc. ("Darwin") had their own share based payment plans, which are described below.

Amounts recognized as compensation expense in the consolidated statement of earnings and comprehensive income with respect to share based awards under the above plans were $1.5 million and $3.9 million for the three months ended March 31, 2006, and 2005, respectively. The amount of related income tax benefit recognized as income in the consolidated statement of earnings and comprehensive income with respect to these plans was $0.5 million and $1.4 million for the three months ended March 31, 2006, and 2005, respectively. For the first quarter of 2006 and 2005, $5.4 million and $3.0 million of common stock, par value $1.00 per share, of the Company ("Common Stock"), at fair market value, respectively, and $3.3 and $3.0 million of cash, respectively, was paid by the Company under these plans. As noted above, as of March 31, 2006, all outstanding awards were accounted for under the fair value based method of accounting. However, under the prospective transition method, not all outstanding awards were accounted for under the fair value based method of accounting as of March 31, 2005. The table below illustrates the effect for the three months ended March 31, 2005 had the fair value method been adopted with respect to all outstanding and unvested awards under all of the Company's plans (in millions, except per share data):

Net earnings, as reported                                       $60.9
Add: share based employee compensation expense
   included in reported net earnings, net of related tax          2.5
Less: share based compensation expense determined exclusively
   under the fair value method, net of related tax               (2.2)
                                                                -----
Pro forma net earnings                                          $61.2
                                                                =====
Basic earnings per share, as reported                           $7.59
Pro forma basic earnings per share                              $7.63
Diluted earnings per share, as reported                         $7.56
Pro forma basic earnings per share                              $7.60

Only performance shares were granted by the Company in the three months ended March 31, 2006.

The Company does not have an established policy or practice of repurchasing shares of its Common Stock in the open market for the purpose of delivering Common Stock upon the exercise of stock options. The Company issues authorized but not outstanding shares of Common Stock to settle option exercises in those instances where shares it has repurchased are not sufficient to settle an option exercise.

(C) Stock Option Plans - The Company provides, through its Amended and Restated Directors' Stock Option Plan (under which options were granted through May 1999) and its 2000 Directors' Stock Option Plan (which terminated on December 31,
2004), for the automatic grant of non-qualified options to purchase 1,000 shares of Common Stock in each year after 1987 to each non-employee director. In addition, the Company's 2005 Directors' Stock Plan (the "2005 Plan") provides for the automatic grant to non-employee directors of non-qualified options to purchase 500 shares of Common Stock as well as 250 shares of restricted Common Stock. In 2005, a total of 1,785 shares were granted which vest over a one-year period.

In addition, the Company has options outstanding under certain subsidiary stock option plans. These plans consist of: (i) the Subsidiary Directors' Stock Option Plan (the "Subsidiary Option Plan"); and (ii) the Underwriters Re Group, Inc. 1997 Stock Option Plan (the "URG 1997 Plan"). Under the Subsidiary Option Plan, non-employee directors of the Company's subsidiaries were eligible to receive grants of nonqualified stock options from the Company. The Subsidiary Option Plan expired on July 31, 2003. Under the URG 1997 Plan, options for Common Stock were granted to certain members of URG management in exchange for options to purchase shares of URG. No shares of Common Stock remained available for future option grants under the URG 1997 Plan.

The amount of options outstanding and exercisable with respect to all of the above stock option plans as of March 31, 2006 and 2005 was 94,000 and 83,000, respectively. In addition, such options had:

     - a weighted average grant price of $165.00 per share and $156.00 per share as of March 31, 2006 and 2005, respectively;

     - a weighted average remaining term of 3.8 years and 3.2 years, as of March 31, 2006 and 2005 respectively;

     - an intrinsic value of $15.6 million and $13.0 million as of March 31, 2006 and 2005, respectively.

The intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 were $0.3 million and $0.2 million, respectively. The number of non-vested options outstanding as of March 31, 2006 were 11,000, with a weighted average grant date fair value of $2.6 million.

(D) Alleghany 2002 Long Term Incentive Plan - The Company provides through its 2002 Long-Term Incentive Plan (the "2002 LTIP"), incentive compensation to management employees of the type commonly known as restricted stock, stock appreciation rights, performance shares, performance units, as well as other types of incentive compensation. Awards may include, but are not limited to, cash and/or shares of Common Stock, rights to receive cash and/or shares of Common Stock, and options to purchase shares of Common Stock including options intended to qualify as incentive stock options under the Internal Revenue Code and options not intended to so qualify. Under the 2002 LTIP, the following types of awards are outstanding:

     (i) Performance Share Awards - Participants are entitled, at the end of a four-year award period, to a maximum amount equal to the value of one and one-half shares of Common Stock for each performance share issued to them based on market value on the payment date. In general, performance share payouts will be made in cash to the extent of minimum statutory withholding requirements in respect of an award, with the balance in Common Stock. Payouts are made provided defined levels of performance are achieved. As of March 31, 2006, 86,829 performance shares were outstanding. Expense is recognized over the performance period on a pro rata basis.

     (ii) Restricted Share Awards - The Company has awarded to certain management employees restricted shares of Common Stock. These awards entitle the participants to a specified maximum amount equal to the value of one share of Common Stock for each restricted share issued to them based on the market value on the payment date. As of March 31, 2006, 65,131 restricted shares were outstanding, of which 1,785 shares were granted in 2005, 30,872 were granted in 2004 and 32,473 were granted in 2003. The expense is recognized ratably over the performance period, which can be extended under certain circumstances. The 2004 and 2003 awards are expected to vest over eight years. In addition, as of March 31, 2006, 21,224 restricted stock units were outstanding.

(E) RSUI Restricted Share Plan - RSUI has a Restricted Stock Unit Plan (the "RSUI Plan") for the purpose of providing equity-like incentives to key employees. Under the RSUI Plan, up to 16,927 restricted stock units (the original units) may be issued. Additional units may be created, defined as the "Deferred Equity Pool", if certain financial performance measures are met. Units may only be settled in cash. The fair value of each unit is calculated as stockholder's equity of RSUI, adjusted for certain capital transactions and accumulated compensation expense recognized under the RSUI Plan, divided by the sum of RSUI common stock outstanding, and the original units available under the RSUI Plan. The units cliff vest over a four-year period from the date of grant and contain certain restrictions, relating to, among other things, forfeiture in the event of termination of employment and transferability. For the quarters ended March 31, 2006 and 2005, RSUI recorded $6.6 million and $4.5 million, respectively, in compensation expense related to the RSUI Plan. During the same periods, a deferred tax benefit of $2.3 million and $1.6 million related to the compensation expense was recorded.

(F) Darwin Restricted Share Plan - Darwin has a Restricted Stock Plan (the "Darwin Plan") which provides for the granting of equity ownership of Darwin common stock to certain key employees. The restricted stock awards generally vest at a rate of 50 percent on each of the third and fourth anniversaries of the grant date, contingent on the continued employment at Darwin of the grantee. These shares issued under the Darwin Plan had a nominal fair value at the date of grant, and consequently, resulted in immaterial increases in compensation expense.

3. DISCONTINUED OPERATIONS

As more fully described in Note 2 to the Consolidated Financial Statements contained in the 2005 10-K, the Company sold World Minerals Inc. ("World Minerals"), its world-wide industrial minerals business, on July 14, 2005. The sale of World Minerals produced an after-tax gain of $18.6 million in the third quarter of 2005. The Company has classified the operations of World Minerals as a "discontinued operation" in its financial statements for all periods presented.

4. EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31 2006 and 2005 (in thousands of dollars, except share amounts):

                                       2006         2005
                                    ----------   ----------
Income from continuing operations   $   59,206   $   61,223
Discontinued operations                      0         (352)
------------------------------------------------------------
Income available to
   common stockholders for
   basic earnings per share             59,206       60,871
Effect of dilutive securities               49           52
------------------------------------------------------------
Income available to
   common stockholders for
   diluted earnings per share       $   59,255   $   60,923
------------------------------------------------------------
Weighted average shares
   outstanding applicable to
   basic earnings per share          8,032,883    8,022,502
Dilutive securities                     27,927       31,734
------------------------------------------------------------
Adjusted weighted average
   shares outstanding
   applicable to diluted
   earnings per share                8,060,810    8,054,236
============================================================

Contingently issuable shares of 87,492 and 48,959 were potentially available during 2006 and 2005, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

Earnings (loss) per share by quarter may not equal the amount for the full year due to rounding.

5. COMMITMENTS AND CONTINGENCIES

(A) Leases - The Company leases certain facilities, furniture and equipment under long-term lease agreements.

(B) Litigation - The Company's subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management such provisions are adequate.

(C) Asbestos and Environmental Exposure - Alleghany Insurance Holdings LLC's ("AIHL") reserve for unpaid losses and loss adjustment expenses includes $25.2 million and $25.1 million of gross and net reserves, respectively, at March 31, 2006 for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of Capital Transamerica Corporation between 1969 and 1976. This subsidiary exited this business in 1976. Reserves for asbestos and environmental impairment claims cannot be estimated with traditional loss reserving techniques because of uncertainties that are greater than those associated with other types of claims. Factors contributing to those uncertainties include a lack of historical data, the significant periods of time that often elapse between the occurrence of an insured loss and the reporting of that loss to the ceding company and the reinsurer, uncertainty as to the number and identity of insureds with potential exposure to such risks, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability. Loss reserve estimates for such environmental and asbestos exposures include case reserves, which also reflect reserves for legal and other loss adjustment expenses and for claims incurred but not reported ("IBNR") reserves. IBNR reserves are determined based upon historic general liability exposure base and policy language, previous environmental loss experience and the assessment of current trends of environmental law, environmental cleanup costs, asbestos liability law and judgmental settlements of asbestos liabilities.

For both asbestos and environmental reinsurance claims, CATA establishes case reserves by receiving case reserve amounts from its ceding companies, and verifies these amounts against reinsurance contract terms, analyzing from the first dollar of loss incurred by the primary insurer. In establishing the liability for claims for asbestos related liability and for environmental impairment claims, management considers facts currently known and the current state of the law and coverage litigation. Additionally, ceding companies often report potential losses on a precautionary basis to protect their rights under the reinsurance arrangement, which generally calls for prompt notice to the reinsurer. Ceding companies, at the time they report such potential losses, advise CATA of the ceding companies' current estimate of the extent of such loss. CATA's claims department reviews each of the precautionary claims notices and, based upon current information, assesses the likelihood of loss to CATA. Such assessment is one of the factors used in determining the adequacy of the recorded asbestos and environmental reserves.

(D) Indemnification Obligations - On July 14, 2005, the Company completed the sale of its world-wide industrial minerals business, World Minerals, to Imerys USA, Inc. (the "Purchaser"), a wholly-owned subsidiary of Imerys, S.A., pursuant to a Stock Purchase Agreement, dated as of May 19, 2005 by and among Imerys USA, Inc., Imerys, S.A. and the Company (the "Stock Purchase Agreement"). In connection with the sale of World Minerals, the Company undertook certain indemnification obligations pursuant to the Stock Purchase Agreement including a general indemnification provision for breaches of representations and warranties set forth in the Stock Purchase Agreement (the "Contract Indemnification") and a special indemnification provision related to products liability claims arising from events occurring during pre-closing periods (the "Products Liability Indemnification").

The representations and warranties to which the Contract Indemnification applies survive for a two-year period (with the exception of certain representations and warranties such as those related to environmental, real estate and tax matters, which survive for periods longer than two years) and generally, except for tax and certain other matters, apply only to aggregate losses in excess of $2.5 million, up to a maximum of approximately $123.0 million. The Stock Purchase Agreement provides that the Company has no responsibility for products liability claims arising in respect of events occurring after the closing, and that any products liability claims involving both pre-closing and post-closing periods will be apportioned on an equitable basis. Further information concerning the Contract Indemnification Products Liability Indemnification can be found in Note 15 to the Consolidated Financial Statements contained in the 2005 10-K.

Based on the Company's experience to date and other analyses, the Company established a $600,000 reserve in connection with the Products Liability Indemnification for the Alleghany Period. The reserve was $527,000 at March 31, 2006.

(E) Equity Holdings - The Company invests a portion of its investment portfolio in equity securities which are subject to fluctuations in market value. As of March 31, 2006, the Company's equity portfolio had an investment concentration in the common stock of Burlington Northern Santa Fe Corporation, a railroad holding company, amounting to $500.0 million in fair market value as of that date. In addition, as of March 31, 2006, the Company's equity portfolio had an investment concentration in common stocks of companies in the energy sector, amounting to $226.0 million in fair market value as of that date.

As more fully described in Note 5 to the Consolidated Financial Statements contained in the 2005 10-K, the Company has significant concentrations of reinsurance recoverables from two reinsurers.

6. SEGMENTS OF BUSINESS

Information related to the Company's reportable business operating segments is shown in the tables below (in thousands). Property and casualty insurance operations, including fidelity and surety operations, are conducted by AIHL and at its subsidiaries RSUI, CATA and Darwin. The primary components of "corporate activities" are Alleghany Properties, LLC., and corporate investment and other activities at the parent level, including strategic equity investments which are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies.

The Company's reportable segment is reported in a manner consistent with the way management evaluates the businesses. As such, insurance underwriting activities are evaluated separately from investment activities. Realized investment gains are not considered relevant in evaluating investment performance on an annual basis. Segment accounting policies are the same as the Consolidated Accounting Policies described in Note 1 to the Consolidated Financial Statements in the 2005 Form 10-K.

                                                              Three Months
                                                            Ended March 31,
                                                            ---------------
                                                             2006     2005
                                                            ------   ------
(dollars in millions)
REVENUES:
AIHL insurance group:
   Net premiums earned
      RSUI                                                  $162.1   $155.5
      CATA                                                    41.2     39.3
      Darwin                                                  27.3     18.7
                                                            ------   ------
                                                             230.6    213.5
Net investment income                                         24.9     13.4
Realized capital gains                                         4.6     25.2
Other income                                                   0.8      0.8
                                                            ------   ------
   Total insurance group                                     260.9    252.9
Corporate activities:
Net investment income                                          4.4      1.8
Realized capital gains                                         2.4     22.0
Other income                                                   1.1      1.7
                                                            ------   ------
   Total                                                    $268.8   $278.4
                                                            ======   ======
EARNINGS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES:
AIHL insurance group:
Underwriting profit (loss) *
      RSUI                                                  $ 46.6   $ 43.1
      CATA                                                     3.3      1.6
      Darwin                                                   0.8      0.5
                                                            ------   ------
                                                              50.7     45.2
                                                            ------   ------
Net investment income                                         24.9     13.4
Realized capital gains                                         4.6     25.2
Other income, less other expenses                             (9.3)    (6.7)
                                                            ------   ------
   Total insurance group                                      70.9     77.1
Corporate activities:
Net investment income                                          4.4      1.8
Realized capital gains                                         2.4     22.0
Other income                                                   1.1      1.7
Corporate administration                                       9.2      9.6
Interest expense                                               1.1      0.7
                                                            ------   ------
   Total                                                    $ 68.5   $ 92.3
                                                            ======   ======

* - Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or realized capital gains. Underwriting expenses represents commission and brokerage expenses and that portion of salaries, administration and other operating expenses directly attributable to underwriting activities, whereas the remainder constitutes 'other expenses'.

7. TAXES

Net earnings from continuing operations for the first quarter of 2006 include a tax benefit of $10.8 million resulting from the release of a valuation allowance the Company held with respect to a portion of its deferred tax assets relating to unused foreign tax credits. As a result of the release, the Company's effective tax rate on earnings from continuing operations before income taxes was 13.6 percent for the 2006 first quarter, compared with
33.7 percent in the 2005 first quarter. The unused foreign tax credits arose from the Company's ownership of World Minerals prior to its sale in July 2005. These credits were originally estimated at $19.2 million as of December 31, 2005, but were reduced to $10.8 million as of March 31, 2006 based on new information received from World Minerals and its parent, Imerys USA, Inc. In the first quarter of 2006, the Company adopted and began implementation of a formal plan which it believes will allow it to fully use such credits commencing in 2007.

8. REINSURANCE

As discussed in the 2005 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI's catastrophe reinsurance program covers catastrophe risks including, among others, windstorms and earthquakes. RSUI's catastrophe and per risk reinsurance treaties expired on April 30, 2006, and reinsurance coverage for catastrophe exposed property risks has been impacted by higher prices, restrictive terms and limited capacity. As of the date of this filing, RSUI has placed approximately half of its current catastrophe reinsurance program. Under the program, RSUI is reinsured for $425.0 million of net losses (compared with $360.0 million under the expired program) in excess of a $75.0 million net retention (compared with a net retention of $40.0 million under the expired program), but with coverage only half-placed, RSUI will be co-participating for half of all losses in excess of its $75.0 million net retention with respect to non-earthquake catastrophe losses (compared with 5 percent of losses under the expired program). RSUI has separately purchased earthquake-only coverage under its catastrophe reinsurance program which eliminated this co-participation for $225.0 million of net losses in excess of its $75.0 million net retention. Under the property per risk reinsurance program, RSUI is reinsured for $90.0 million in excess of a $10.0 million net retention per risk after the application of the surplus share treaties and facultative reinsurance, providing coverage substantially similar to that of the expired program.

9. RECENT ACCOUNTING STANDARDS

In June 2005 FASB Statement 154, "Accounting Changes and Error Corrections," was issued. This Statement applies to all voluntary changes in accounting principle and changes the requirements for, and reporting of, a change in accounting principle. The new standard requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. The new standard does not change the transition provisions of any existing accounting pronouncements such as SFAS 123R (refer to Note 2). Statement 154 is effective for accounting changes and corrections of errors made in reporting periods beginning after December 15, 2005. The Company does not believe that this statement will have a material impact on its results of operations and financial condition.

In March 2006, FASB Statement 155, "Accounting for certain Hybrid Instruments, an amendment to FASB Statement No. 133 and 140". This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe that this statement will have a material impact on its results of operations and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

     -    the cyclical nature of the property and casualty industry;

     - the long-tail and potentially volatile nature of certain casualty lines of business written by our insurance operating units;

     -    the cost and availability of reinsurance;

     -    exposure to terrorist acts;

     - the willingness and ability of our insurance operating units' reinsurers to pay reinsurance recoverables owed to them;

     -    changes in the ratings assigned to our insurance operating units;

     -    claims development and the process of estimating reserves;

     -    legal and regulatory changes;

     -    the uncertain nature of damage theories and loss amounts;

     - increases in the levels of risk retention by our insurance operating units; and

     - adverse loss development for events insured by our insurance operating units in either the current year or prior year.

Additional risks and uncertainties include general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession; changes in costs; variations in political, economic or other factors; risks relating to conducting operations in a competitive environment; effects of acquisition and disposition activities, inflation rates or recessionary or expansive trends; changes in market prices of our significant equity investments; extended labor disruptions, civil unrest or other external factors over which we have no control; and changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at our discretion. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by us or on our behalf.

BUSINESS OVERVIEW

     We are engaged, through Alleghany Insurance Holdings LLC, or "AIHL," and its subsidiaries RSUI Group, Inc., or "RSUI," Capitol Transamerica Corporation (which includes the results of Platte River Insurance Company), or "CATA," and Darwin Professional Underwriters, Inc., or "Darwin," in the property and casualty and surety and fidelity insurance business. We also own and manage properties in the Sacramento, California region through our subsidiary Alleghany Properties LLC or "Alleghany Properties," and maintain corporate investment and other activities at the parent level, including strategic equity investments which are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies. We intend to continue to expand our operations through internal growth at our subsidiaries as well as through potential operating company acquisitions and investments. In July 2005, we sold our industrial minerals business World Minerals, Inc. and its subsidiaries, or "World Minerals," to Imerys USA, Inc. As a result of our disposition of World Minerals, this business has been classified as a discontinued operation in this Form 10-Q Report, and we no longer have any foreign operations.

     The following discussion and analysis presents a review of our results for the three months ended March 31, 2006 and 2005. You should read this review in conjunction with the consolidated financial statements and other data presented in this Form 10-Q as well as "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Risk Factors" contained in our Report on Form 10-K for the year ended December 31, 2005, or the "2005 10-K." Our 2006 first quarter results are not indicative of operating results in future periods.

CRITICAL ACCOUNTING ESTIMATES

     The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period covered by the financial statements. Critical accounting estimates are defined as those estimates that are important to the presentation of our financial condition and results of operations and require us to exercise significant judgment.

     We review our critical accounting estimates and assumptions quarterly. These reviews include evaluating the adequacy of reserves for unpaid losses and loss adjustment expenses and the reinsurance allowance for doubtful accounts, analyzing the recoverability of deferred tax assets, assessing goodwill for impairment and evaluating the investment portfolio for other-than-temporary declines in estimated fair value. Actual results may differ from the estimates used in preparing the consolidated financial statements.

     Readers are encouraged to review our 2005 10-K for a more complete description of our critical accounting estimates.

CONSOLIDATED RESULTS OF OPERATIONS

     The following table summarizes our consolidated revenues, costs and expenses and earnings.

                                                                   Three Months Ended
                                                                       March 31,
                                                                  -------------------
                                                                    2006       2005
                                                                  --------   --------
(in thousands)
Revenues
   Net premiums earned                                            $230,582   $213,552
   Net investment income                                            29,313     15,202
   Realized capital gains                                            6,983     47,227
   Other income                                                      1,937      2,399
                                                                  --------   --------
         Total revenues                                           $268,815   $278,380
                                                                  ========   ========
Costs and expenses
   Loss and loss adjustment expenses                              $122,530   $115,277
   Commissions and brokerage expenses                               57,385     53,044
   Salaries, administrative and other operating expenses            10,829      8,153
   Corporate administration                                          8,423      8,958
   Interest expense                                                  1,101        665
                                                                  --------   --------
         Total costs and expenses                                 $200,268   $186,097
                                                                  ========   ========
Earnings from continuing operations, before income taxes            68,547     92,283
                                                                  ========   ========
Income taxes                                                         9,341     31,060
                                                                  ========   ========
Earnings from continuing operations                                 59,206     61,223
Loss from discontinued operations, net of tax                           --       (352)*
                                                                  ========   ========
Net earnings                                                      $ 59,206   $ 60,871
                                                                  ========   ========
Revenues
      AIHL                                                        $260,888   $252,893
                                                                  ========   ========
      Corporate activities*                                       $  7,927   $ 25,487
Earnings (loss) from continuing operations, before income taxes
      AIHL                                                        $ 70,859   $ 77,116
                                                                  ========   ========
      Corporate activities*                                       $ (2,312)  $ 15,167
                                                                  ========   ========

* Amount reflects the discontinued operations of World Minerals prior to its sale in July 2005.

** Corporate activities consists of Alleghany Properties and corporate activities at the parent level.

     NET EARNINGS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES. Our earnings from continuing operations before income taxes in the 2006 first quarter decreased from the corresponding 2005 period, primarily reflecting lower revenues due to substantially lower realized capital gains recorded in the 2006 first quarter than in the corresponding 2005 period and an increase in costs and expenses, partially offset by an increase in net investment income and an increase in net premiums earned at AIHL. The increase in net investment income was primarily due to higher investment yields in 2006. The increase in net premiums earned at AIHL primarily reflects growth in all lines of Darwin's business.

     NET EARNINGS FROM CONTINUING OPERATIONS. Net earnings from continuing operations include a tax benefit of $10.8 million resulting from the release of a valuation allowance we held with respect to a portion of our deferred tax assets relating to unused foreign tax credits. As a result of this release, our effective tax rate on earnings from continuing operations before income taxes was 13.6 percent for the 2006 first quarter, compared with 33.7 percent in the 2005 first quarter. The unused foreign tax credits arose from our ownership of World Minerals prior to its sale in July 2005. In the first quarter of 2006, we adopted and implemented a formal plan which we believe will allow us to fully use such credits commencing in 2007.

AIHL RESULTS OF OPERATIONS

     The comparative pre-tax contributions to AIHL's results made by its operating units RSUI, CATA and Darwin, and total AIHL results, were as follows (in millions, except ratios):

                          Three Months Ended March 31,

                                     RSUI     CATA   Darwin    AIHL
                                    ------   -----   ------   ------
2006
----
Gross premiums written              $295.5   $44.3    $59.9   $399.7
Net premiums written                 162.7    42.2     36.8    241.7
Net premiums earned (1)             $162.1   $41.2    $27.3   $230.6
Loss and loss adjustment expenses     83.7    19.6     19.2    122.5
Underwriting expenses (2)             31.8    18.3      7.3     57.4
                                    ------   -----    -----   ------
Underwriting profit (3)               46.6     3.3      0.8     50.7
                                    ======   =====    =====
Net investment income (1)                                       24.9
Realized capital gains (1)                                       4.6
Other income (1)                                                 0.8
Other expenses (2)                                              10.2
                                                              ------
Earnings before income taxes                                  $ 70.8
                                                              ======
Loss ratio (4)                        51.7%   47.5%    70.6%    53.1%
Expense ratio (5)                     19.6%   44.5%    26.5%    24.9%
Combined ratio (6)                    71.3%   92.0%    97.1%    78.0%

2005
----
Gross premiums written              $270.9   $43.2    $33.9   $348.0
Net premiums written                 141.6    41.1     20.5    203.2
Net premiums earned (1)             $155.5   $39.3    $18.7   $213.5
Loss and loss adjustment expenses     82.4    20.0     12.9    115.3
Underwriting expenses (2)             30.0    17.7      5.3     53.0
                                    ------   -----    -----   ------
Underwriting profit (3)               43.1     1.6      0.5     45.2
                                    ======   =====    =====
Net investment income (1)                                       13.4
Realized capital gains (1)                                      25.2
Other income (1)                                                 0.8
Other expenses (2)                                               7.5
                                                              ------
Earnings before income taxes                                  $ 77.1
                                                              ======
Loss ratio (4)                        53.0%   50.9%    68.9%    54.0%
Expense ratio (5)                     19.2%   45.1%    28.5%    24.8%
Combined ratio (6)                    72.2%   96.0%    97.4%    78.8%

(1)  Represent components of total revenues.

(2) Underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses directly attributable to underwriting activities, whereas the remainder constitutes "other expenses."

(3) Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or realized capital gains. Underwriting profit (loss) does not replace net income (loss) determined in accordance with GAAP as a measure of profitability; rather, we believe that underwriting profit (loss), which does not include net investment income and other income or realized capital gains, enhances the understanding of AIHL's insurance operating units' operating results by highlighting net income attributable to their underwriting performance. With the addition of net investment income and other income and realized capital gains, reported pre-tax net income (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, an insurance company's ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting
     (loss) profit as an important measure in the overall evaluation of performance.

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

AIHL OPERATING UNIT RESULTS

     RSUI

     RSUI's 2006 first quarter net premiums earned increased from the corresponding 2005 period, primarily reflecting increases in all casualty lines of business primarily due to growth in gross premiums written. Property net premiums earned decreased in the 2006 first quarter from the corresponding 2005 period primarily due to catastrophe reinsurance reinstatement premiums related to Hurricane Katrina. RSUI's 2006 first quarter underwriting profit increased approximately 8 percent from the corresponding 2005 period, primarily reflecting an increase in underwriting profit from the casualty lines of business, which reflects lower estimated ultimate casualty loss and loss adjustment expense ratios for the current accident year in the general liability and umbrella lines of business. 2006 first quarter catastrophe losses were $0.5 million, compared with approximately $8.3 million in the 2005 first quarter. These favorable factors were partially offset by a slight overall decline in the underwriting profit from the property line of business due primarily to catastrophe reinsurance reinstatement premiums related to Hurricane Katrina. In addition, property results were adversely impacted by lower ceding commissions on RSUI's property surplus share reinsurance agreements, which caused commission expenses incurred to increase.

     As discussed in our 2005 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI's catastrophe reinsurance program covers catastrophe risks including, among others, windstorms and earthquakes. RSUI's catastrophe and per risk reinsurance treaties expired on April 30, 2006, and reinsurance coverage for catastrophe exposed property risks has been impacted by higher prices, restrictive terms and limited capacity. As of the date of this filing, RSUI has placed approximately half of its current catastrophe reinsurance program. Under the program, RSUI is reinsured for $425.0 million of net losses (compared with $360.0 million under the expired program) in excess of a $75.0 million net retention (compared with a net retention of $40.0 million under the expired program), but with coverage only half-placed, RSUI will be co-participating for half of all losses in excess of its $75.0 million net retention with respect to non-earthquake catastrophe losses (compared with 5 percent of losses under the expired program). RSUI has separately purchased earthquake-only coverage under its catastrophe reinsurance program which eliminated this co-participation for $225.0 million of net losses in excess of its $75.0 million net retention. Under the property per risk reinsurance program, RSUI is reinsured for $90.0 million in excess of a $10.0 million net retention per risk after the application of the surplus share treaties and facultative reinsurance, providing coverage substantially similar to that of the expired program.

     RSUI is continuing to seek additional catastrophe reinsurance coverage but we cannot provide any assurance that it will be successful in doing so at a price and on terms acceptable to RSUI. Depending on the success of these efforts, possible outcomes for RSUI over the next twelve months, among others, could include (i) an increase in net exposures, which could increase the volatility of RSUI's results, (ii) a reduction by RSUI in the level of its future underwriting commitments for catastrophe and non-catastrophe exposed risks, which may negatively impact its revenues and net income or (iii) some combination of the above.

     Directly written rates for catastrophe-exposed property risks have recently increased, and RSUI is benefiting from such rate increases subject to meeting its risk guidelines and exposure mitigation criteria. In addition, RSUI continues to take actions it commenced during the 2005 fourth quarter that it believes will reduce its exposed limits on a risk-by-risk basis such that its accumulations of risk will stand up to continued, heightened windstorm (primarily hurricane) activity. As part of these actions, RSUI reviewed its catastrophe exposure management approach, including implementation of new modeling tools and a revision of its underwriting guidelines and procedures. We cannot assure you, however, that rate increases with respect to RSUI's catastrophe-exposed property risks will be sufficient to absorb potential catastrophe losses, or that RSUI's exposure mitigation efforts will be successful in sufficiently mitigating risk exposures and losses resulting from future catastrophes.

     CATA

     CATA's 2006 first quarter net premiums earned increased from the corresponding 2005 period, primarily reflecting the growth in gross and net premiums written in CATA's commercial surety line of business. CATA's 2006 first quarter underwriting profit was $3.3 million, compared with $1.6 million in the corresponding 2005 period, primarily reflecting substantially improved underwriting profit in its commercial surety line of business attributable to favorable loss emergence (resulting in a release in the 2006 first quarter of $0.9 million of 2005 accident year loss reserves), and an increase in net premiums earned in that line. CATA's underwriting profit in the 2006 first quarter also benefited from CATA's exit from the unprofitable construction segment of its contract surety line of business during the 2005 first quarter.

     DARWIN

     Net premiums earned in the 2006 first quarter increased from the 2005 first quarter, primarily reflecting substantial premium growth across all of Darwin's lines of business (directors & officers, errors & omissions and medical malpractice liability). The increase in net premiums earned (and the resulting increase in anticipated loss reserves on current accident year net premiums earned) was also the primary factor behind the substantial increase in loss and loss adjustment expenses. Darwin's 2006 first quarter underwriting profit increased by $0.3 million from the corresponding 2005 period, primarily reflecting an increase in net premiums earned due to increased levels of gross premiums written across all lines of business and a decrease in expenses relative to premium volume.

     Until sufficient claims experience exists, Darwin's management and outside actuaries have primarily used industry data related to the lines of business underwritten by Darwin, and to a lesser extent its own claims experience, to estimate ultimate incurred losses and establish loss and loss adjustment expense reserves.

     On March 10, 2006, Darwin filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission for the initial public offering, or "IPO," of Darwin's common stock. All of the proceeds of the IPO, after the deduction of underwriting discounts and commissions and payment of offering expenses, will be used to reduce our ownership interest in Darwin. After the IPO, we will continue to hold a majority ownership interest in Darwin.

RESERVE REVIEW PROCESS

     AIHL's insurance operating units periodically analyze liabilities for unpaid losses and loss adjustment expenses, or "LAE," established in prior years and adjust their expected ultimate cost, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid losses and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. The following table presents the reserves established in connection with the losses and LAE of AIHL's insurance operating units on a gross and net basis by line of business. These reserve amounts represent the accumulation of estimates of ultimate losses (including claims incurred but not reported or "IBNR") and LAE.

                                             PROPERTY   CASUALTY    CMP    SURETY*   ALL OTHER*     TOTAL
                                            ---------   --------   -----   -------   ----------   ---------
(dollars in millions)
AT MARCH 31, 2006
Gross loss and LAE reserves                 $ 1,145.8   $1,140.9   $87.2    $14.3      $ 93.7     $ 2,481.9
Reinsurance recoverables on unpaid losses      (853.2)    (451.6)   (0.0)    (0.4)      (67.8)     (1,373.0)
                                            ---------   --------   -----    -----      ------     ---------
Net loss and LAE reserves                   $   292.6   $  689.3   $87.2    $13.9      $ 25.9     $ 1,108.9
                                            =========   ========   =====    =====      ======     =========
AT DECEMBER 31, 2005
Gross loss and LAE reserves                 $ 1,358.8   $1,023.2   $85.8    $12.7      $100.5     $ 2,581.0
Reinsurance recoverables on unpaid losses    (1,062.8)    (403.7)   (0.2)    (0.3)      (74.2)     (1,541.2)
                                            ---------   --------   -----    -----      ------     ---------
Net loss and LAE reserves                   $   296.0   $  619.5   $85.6    $12.4      $ 26.3     $ 1,039.8
                                            =========   ========   =====    =====      ======     =========

* Reflects the reclassification of the surety loss and LAE related to CATA's discontinued construction segment of its contract surety line of business from "Surety" to "All Other."

CHANGES IN LOSS AND LAE RESERVES BETWEEN MARCH 31, 2006 AND DECEMBER 31, 2005

     GROSS RESERVES. The decrease in gross loss and LAE reserves of approximately $100.0 million at March 31, 2006 from December 31, 2005 primarily reflects a $213.0 million reduction in RSUI's property loss and LAE reserves, partially offset by a $117.7 million increase in casualty loss and LAE reserves at RSUI and Darwin. The decrease in gross property loss and LAE reserves is mainly due to gross loss payments on 2004 and 2005 hurricane related losses, principally Hurricane Katrina. The increase in casualty (which includes, among other lines, excess and umbrella, directors and officers liability, professional liability, general liability and workers compensation) gross loss and LAE reserves primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior casualty accident years.

     NET RESERVES. The approximately $69.1 million increase in net loss and LAE reserves at March 31, 2006 from December 31, 2005 is due primarily to a $69.8 million increase in casualty loss and LAE reserves driven by continued growth at Darwin. The increase in net loss and LAE reserves for the casualty lines of business primarily reflects anticipated loss reserves on current accident year net premiums earned and limited net paid loss activity for current and prior casualty accident years.

REINSURANCE RECOVERABLES

     At March 31, 2006, AIHL had total reinsurance recoverables of $1.51 billion (consisting of $1.37 billion of ceded outstanding losses and LAE and $137.9 million of recoverables on paid losses) on gross unpaid loss and LAE of $2.5 billion. Of these AIHL amounts, RSUI had reinsurance recoverables of $1.4 billion (consisting of $1.26 billion of ceded outstanding losses and LAE and $136.7 million of recoverables on paid losses) on gross unpaid loss and LAE of

$2.1 billion. Although reinsurance makes the reinsurer liable to RSUI to the extent risk is transferred or ceded to the reinsurer, it does not relieve RSUI of its liability to its policyholders. Accordingly, RSUI bears risk with respect to its reinsurers to the extent they do not pay claims made by RSUI on a timely basis, or do not pay some or all of these claims. Therefore, the financial strength of its reinsurers is important. Approximately 97.7 percent, or $1.37 billion, of RSUI's reinsurance recoverables balance at March 31, 2006 was due from reinsurers having financial strength ratings of A or higher (as of March 31, 2006) by A.M. Best Company, Inc., an independent organization that analyzes the insurance industry. RSUI had no allowance for uncollectible reinsurance as of March 31, 2006.

CORPORATE ACTIVITIES RESULTS OF OPERATIONS

     Corporate activities recorded a pre-tax loss of $2.3 million on revenues of $7.9 million in the 2006 first quarter, compared with pre-tax earnings of $15.2 million on revenues of $25.5 million in the corresponding 2005 period, primarily reflecting substantially lower realized capital gains recorded in the 2006 first quarter, totaling $2.4 million, as compared with $22.0 million of realized capital gains in the corresponding 2005 period.

INVESTMENTS

     On a consolidated basis, total invested assets were approximately $3.27 billion at March 31, 2006, an increase of 4.4 percent from approximately $3.14 billion at December 31, 2005. At AIHL, 2006 first quarter net investment income was $24.9 million, compared with $13.4 million in the corresponding 2005 period, primarily reflecting a larger invested asset base attributable principally to capital contributions we made to RSUI and Darwin during the 2005 fourth quarter, as well as higher investment yields in 2006. The increase in corporate activities net investment income to $4.4 million in the 2006 first quarter from $1.8 million in the corresponding 2005 period was primarily due to higher investment yields in 2006. During the 2006 first quarter, the average duration of our debt securities portfolio increased to 4.3 years from 3.8 years at December 31, 2005. Corporate activities and AIHL recorded substantially lower realized capital gains in the 2006 first quarter, totaling $7.0 million, compared with $47.2 million in the corresponding 2005 period.

     As of March 31, 2006, we beneficially owned at the parent level 6.0 million shares, or approximately 1.6 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation, which had an aggregate market value on that date of approximately $500.0 million, or $83.33 per share. The aggregate cost of such shares is approximately $72.4 million, or $12.07 per share.

FINANCIAL CONDITION

     Common stockholders' equity increased to $1,940.7 million as of March 31, 2006, compared with $1,868.3 million as of December 31, 2005, representing a 3.9 percent increase. The increase is due to the increase in net income for the first three months of 2006, as well as net unrealized appreciation in our equity portfolio, driven in large part to appreciation in the market value of our common stock holdings of Burlington Northern Santa Fe Corporation.

     On March 29, 2006, we purchased an aggregate of 139,000 shares of our common stock for approximately $39.2 million, at an average cost of about $281.91 per share (not adjusted for the subsequent stock dividend), in a privately negotiated transaction. As of March 31, 2006, we had 7,942,600 shares of our common stock outstanding (which includes the stock dividend declared in February 2006), compared with 8,062,977 shares at December 31, 2005.

     We and our subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses, respectively.

RECENT ACCOUNTING STANDARDS

     In June 2005 FASB Statement 154, "Accounting Changes and Error Corrections," was issued. This Statement applies to all voluntary changes in accounting principle and changes the requirements for, and reporting of, a change in accounting principle. The new standard requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. The new standard does not change the transition provisions of any existing accounting pronouncements such as SFAS 123R. Statement 154 is effective for accounting changes and corrections of errors made in reporting periods beginning after December 15, 2005.

     In March 2006, FASB Statement 155, "Accounting for certain Hybrid Instruments, an amendment to FAB Statement No. 133 and 140." This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not believe that this statement will have a material impact on our results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, equity prices, foreign currency exchange rates and commodity prices. Our investment portfolio consists primarily of debt and equity securities. We hold our debt and equity securities as available for sale. Any changes in the fair value in these securities, net of tax, would be reflected in accumulated other comprehensive income as a component of stockholders' equity. The primary market risk related to our non-trading financial instruments is the risk of loss associated with adverse changes in interest rates associated with debt securities with fixed maturities.

     The primary market risk for our and our subsidiaries' long-term debt is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate refinancing opportunities. Other than one interest rate swap, we currently do not use derivatives to manage market and interest rate risks. In respect of the interest rate swap, we are exposed to a credit risk in the unlikely event of nonperformance by the swap counterparty.

     The table below presents a sensitivity analysis of our debt securities and subsidiaries' debt, as of March 31, 2006, that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, we use fair values to measure this potential change, and a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical March 31, 2006 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding.

At March 31, 2006 (dollars in millions)

INTEREST RATE SHIFTS               -300       -200       -100         0         100        200       300
--------------------             --------   --------   --------   --------   --------   --------   -------
ASSETS
Debt securities, fair value      $2,062.6   $1,979.7   $1,900.5   $1,821.9   $1,744.1   $1,668.5   $1596.6
Estimated change in fair value   $  240.7   $  157.8   $   78.6         --   $  (77.8)  $ (153.4)  $(225.3)

LIABILITIES
Subsidiaries' debt, fair value   $   82.0   $   82.0   $   83.0   $   84.0   $   85.0   $   86.0   $  86.0
Estimated change in fair value   $   (2.0)  $   (2.0)  $   (1.0)        --   $    1.0   $    2.0   $   2.0

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

     The estimated changes in fair value of assets shown above increased from the fair value of such assets at December 31, 2005 due to an increase in the average duration of our debt securities portfolio to 4.3 years at March 31, 2006 from 3.8 years at December 31, 2005.

     As a result of our sale of World Minerals in July 2005, we do not have any foreign currency risk as we no longer have any foreign operations.

     Our 2005 10-K provides a more detailed discussion of the market risks affecting our operations.

ITEM 4. CONTROLS AND PROCEDURES.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, or "CEO," and our Chief Financial Officer, or "CFO," of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic reports required to be filed with the U.S. Securities and Exchange Commission. Additionally, as of the end of the period covered by this report on Form 10-Q, our CEO and CFO have concluded that there have been no changes in internal control over financial reporting that have occurred during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

     There are no material changes from the risk factors set forth in Part I,
Item 1A, "Risk Factors," of our 2005 10-K. Please refer to that section for disclosures regarding the risks and uncertainties related to our businesses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     (c) Issuer Purchases of Equity Securities.

     The following table summarizes purchases of our common stock that we made during the quarter ended March 31, 2006.

                                                                         TOTAL NUMBER OF
                                                                        SHARES PURCHASED      MAXIMUM NUMBER OF
                                                                            AS PART OF       SHARES THAT MAY YET
                                    TOTAL NUMBER OF    AVERAGE PRICE   PUBLICLY ANNOUNCED     BE PURCHASED UNDER
             PERIOD                SHARES PURCHASED   PAID PER SHARE    PLANS OR PROGRAMS   THE PLANS OR PROGRAMS
             ------                ----------------   --------------   ------------------   ---------------------
Jan 1, 2006 through Jan 31, 2006           --                --                --                     --
Feb 1, 2006 through Feb 28, 2006           --                --                --                     --
Mar 1, 2006 through Mar 31, 2006      139,655(1)         $281.984              --                     --
                                      -------            --------             ---                    ---
Total                                 139,655(1)         $281.984              --                     --

(1) These shares were purchased in the following two transactions: (i) 655 shares were repurchased from a director as payment of the exercise price in connection with his exercise of an option to purchase 1,960 shares of our common stock (as adjusted for stock dividends and our spin-off of Chicago Title Corporation in 1998) under our Amended and Restated Directors' Stock Option Plan and (ii) 139,000 shares were purchased in a privately negotiated transaction.

ITEM 6. EXHIBITS.

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

                                        ALLEGHANY CORPORATION
                                        Registrant


Date: May 8, 2006                       /s/ Roger B. Gorham
                                        ----------------------------------------
                                        Roger B. Gorham
                                        Senior Vice President
                                        (and chief financial officer)