Form 10-Q
period 2006-06-30
ALLEGHANY CORP /DE
filed 2006-08-09
CIK 775368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 1-9371
ALLEGHANY CORPORATION
EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER
DELAWARE
STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION
51-0283071
I.R.S. EMPLOYER IDENTIFICATION NO.
7 TIMES SQUARE TOWER, 17TH FLOOR, NY, NY 10036
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE
212-752-1356
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE
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
YES ☑                                                                                                           NO ☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELRATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF ACCELERATED FILER AND LARGE ACCELERATED FILER IN RULE 12b-2 OF THE EXCHANGE ACT. (CHECK ONE):
LARGE ACCELERATED FILER ☑            ACCELERATED FILER ☐            NON-ACCELERATED FILER ☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). 12b-2 OF THE EXCHANGE ACT).

YES ☐ NO ☑
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.
7,952,637 SHARES AS OF JULY 31, 2006

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
JUNE 30, 2006 AND 2005
(dollars in thousands, except share and per share amounts)
(unaudited)

	2006	2005

Revenues
Net premiums earned	$246,712	$218,654
Net investment income	32,328	19,482
Realized capital gains	10,883	617
Other income	23,703	3,997

Total revenues	313,626	242,750

Costs and expenses
Loss and loss adjustment expenses	123,161	114,305
Commissions, brokerage and other underwriting expenses	60,189	55,378
Other operating expenses	11,710	9,078
Corporate administration	9,561	10,508
Interest expense	1,805	1,000

Total costs and expenses	206,426	190,269

Earnings from continuing operations, before income taxes and minority interest	107,200	52,481

Income taxes	32,852	15,554

Earnings from continuing operations before minority interest	74,348	36,927

Minority interest, net of tax	1,148	—

Earnings from continuing operations	73,200	36,927

Discontinued operations
Operations	—	(2,178)
Income taxes	—	3,347

Loss from discontinued operations, net of tax	—	(5,525)

Net earnings	$73,200	$31,402

Changes in other comprehensive income
Change in unrealized gains, net of tax	(21,163)	(17,731)
Less: reclassification for gains realized in net earnings (net of tax)	(7,074)	(401)
Other	(125)	(2,661)

Comprehensive income	$44,838	$10,609

Net earnings	$73,200	$31,402
Preferred dividends	331	—

Net earnings available to common stockholders	$72,869	$31,402

Basic earnings (loss) per share of common stock **
Continuing operations	$9.17	$4.59
Discontinued operations	—	(0.69)

	$9.17	$3.90

Diluted earnings (loss) per share of common stock **
Continuing operations	$9.10	$4.57
Discontinued operations	—	(0.68)

	$9.10	$3.89

Dividends per share of common stock	*	*

*	In February 2006 and March 2005, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**	Adjusted to reflect the common stock dividend declared in February 2006.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED
JUNE 30, 2006 AND 2005
(dollars in thousands, except share and per share amounts)
(unaudited)

	2006	2005

Revenues
Net premiums earned	$477,294	$432,206
Net investment income	61,641	34,684
Realized capital gains	17,866	47,844
Other income	25,640	6,396

Total revenues	582,441	521,130

Costs and expenses
Loss and loss adjustment expenses	245,691	229,582
Commissions, brokerage and other underwriting expenses	117,574	108,422
Other operating expenses	22,520	17,231
Corporate administration	17,984	19,466
Interest expense	2,906	1,665

Total costs and expenses	406,675	376,366

Earnings from continuing operations, before income taxes and minority interest	175,766	144,764

Income taxes	42,193	46,614

Earnings from continuing operations before minority interest	133,573	98,150

Minority interest, net of tax	1,167	—

Earnings from continuing operations	132,406	98,150

Discontinued operations
Operations	—	(653)
Income taxes	—	5,224

Loss from discontinued operations, net of tax	—	(5,877)

Net earnings	$132,406	$92,273

Changes in other comprehensive income
Change in unrealized gains, net of tax	21,395	6,801
Less: reclassification for gains realized in net earnings (net of tax)	(11,613)	(31,099)
Other	319	(4,823)

Comprehensive income	$142,507	$63,152

Net earnings	$132,406	$92,273
Preferred dividends	331	—

Net earnings available to common stockholders	$132,075	$92,273

Basic earnings (loss) per share of common stock **
Continuing operations	$16.52	$12.22
Discontinued operations	—	(0.73)

	$16.52	$11.49

Diluted earnings (loss) per share of common stock **
Continuing operations	$16.45	$12.19
Discontinued operations	—	(0.73)

	$16.45	$11.46

Dividends per share of common stock	*	*

*	In February 2006 and March 2005, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**	Adjusted to reflect the common stock dividend declared in February 2006.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	June 30,
	2006	December 31,
	(unaudited)	2005

Assets
Available for sale securities at fair value:
Equity securities (cost: 2006 $323,592; 2005 $384,890)	$777,540	$796,192
Debt securities (amortized cost: 2006 $1,926,102; 2005 $1,607,948)	1,879,615	1,589,371
Short-term investments	1,064,054	738,846

	3,721,209	3,124,409
Other invested assets	11,542	10,876

Total investments	3,732,751	3,135,285

Cash	63,931	47,457
Notes receivable	91,601	91,535
Premium balances receivable	275,203	223,378
Reinsurance recoverables	1,374,777	1,642,199
Ceded unearned premium reserves	322,067	314,472
Deferred acquisition costs	76,147	62,161
Property and equipment at cost, net of accumulated depreciation and amortization	18,808	19,708
Goodwill and other intangibles, net of amortization	163,374	167,506
Other assets	73,905	74,196
Current taxes receivable	—	18,310

	$6,192,564	$5,796,207

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$2,432,312	$2,581,041
Unearned premiums	897,993	812,982
Reinsurance payable	147,350	181,693
Net deferred tax liabilities	82,490	95,988
Subsidiaries’ debt	80,000	80,000
Current taxes payable	18,471	—
Minority interest	72,220	—
Other liabilities	173,410	176,176

Total liabilities	3,904,246	3,927,880

Preferred stock (shares authorized: 2006 - 1,132,000; 2005 - none; issued and outstanding 2006 - 1,132,000; 2005 - none)	299,527	—
Common stock
Common stock (shares authorized: 2006 and 2005 - 22,000,000; issued and outstanding 2006 - 7,950,297; 2005 - 8,062,977)	7,950	7,905
Contributed capital	622,297	599,617
Accumulated other comprehensive income (including unearned compensation)	256,045	245,944
Treasury stock, at cost (2006 - none; 2005 - none)	—	—
Retained earnings	1,102,499	1,014,861

Total stockholders’ equity	2,288,318	1,868,327

	$6,192,564	$5,796,207

Common Shares Outstanding *	7,950,297	8,062,977

*	Adjusted to reflect the common stock dividend declared in February 2006.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
JUNE 30, 2006 AND 2005
(dollars in thousands)
(unaudited)

		Revised
		2005
	2006	(see Note 1)

Cash flows from operating activities
Net earnings	$132,406	$92,273
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,643	12,632
Realized capital gains	(17,866)	(47,844)
(Increase) decrease in other assets	(5,895)	10,377
Decrease (increase) in reinsurance receivable, net of reinsurance payables	233,079	(44,697)
Decrease in premium balances receivable	(51,825)	(14,835)
Decrease in ceded unearned premium reserves	(7,595)	(6,501)
Decrease in deferred acquisition costs	(13,986)	(725)
Increase in other liabilities and current taxes	67,954	43,325
Decrease in unearned premiums	85,011	10,276
(Decrease) increase in losses and loss adjustment expenses	(148,729)	130,256
Discontinued operations	0	10,173

Net adjustments	144,791	102,437

Net cash provided by operating activities	277,197	194,710

Cash flows from investing activities
Purchase of investments	(655,284)	(718,948)
Sales of investments	240,221	260,602
Maturities of investments	163,659	127,719
Purchases of property and equipment	(2,082)	(5,521)
Net change in short-term investments	(317,281)	162,520
Acquisition of insurance companies, net of cash acquired	(214)	(25,574)
Discontinued operations	0	(21,434)
Other, net	(29,144)	(22,815)

Net cash used in investing activities	(600,125)	(243,451)

Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	290,961	0
Proceeds from issuance of subsidiary common stock, net of issuance costs	86,288	0
Treasury stock acquisitions	(39,186)	0
Discontinued operations	0	4,679
Tax benefit on stock options exercised	585	0
Other, net	754	889

Net cash provided by financing activities	339,402	5,568

Cash flows of discontinued operations
Operating activities	0	(5,054)
Investing activities	0	22,600
Financing activities	0	(4,679)

Net cash provided by discontinued operations	0	12,867

Net increase (decrease) in cash	16,474	(30,306)
Cash at beginning of period	47,457	73,545

Cash at end of period	$63,931	$43,239

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,199	$1,262
Income taxes	$27,665	$30,611
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
1. Principles of Financial Statement Presentation
This report should be read in conjunction with the Annual Report on 10-K for the year ended December 31, 2005 (the “2005 10-K”), and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, of Alleghany Corporation (the “Company”).
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
2. Share-Based Compensation Plans
(a) Basis of Accounting – In December 2004, FASB Statement 123 (revised), “Share-Based Payment” (“SFAS 123R”), was issued. SFAS 123R requires that the cost resulting from all share-based compensation transactions be recognized in the financial statements, establishes fair value as the measurement objective in accounting for share-based compensation arrangements and requires the application of a fair value based measurement method in accounting for share-based compensation transactions with employees. SFAS 123R was adopted by the Company for awards made or modified on or after January 1, 2006.
Prior to SFAS 123R, the Company followed Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 established accounting and reporting standards for stock-based employee compensation plans, and allowed companies to choose between the “fair value based method of accounting” as defined in SFAS 123 and the “intrinsic value based method of accounting” as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company had elected to continue to follow the “intrinsic value based method of accounting” for awards granted prior to 2003, and accordingly, no expense was recognized for stock option-based awards. Effective January 1, 2003, the Company adopted the “fair value based method of accounting” of SFAS 123, and used the prospective transition method for stock-based awards granted after January 1, 2003. The fair value based method under SFAS 123 is similar to that employed under SFAS 123R. The adoption of SFAS 123R on the Company’s consolidated financial results and financial condition was immaterial.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no cash dividend yield for all years; expected volatility ranges of 17.9 percent to 19.0 percent; risk-free interest rates ranging from 3.21 percent to 5.15 percent and expected lives of up to eight years. As of June 30, 2006, all outstanding stock-based awards were accounted for under the fair value based method of accounting.
(b) General – As of June 30, 2006, the Company had stock-based payment plans for parent-level employees and directors. As described in more detail below, parent-level stock-based payments to current employees consist only of restricted stock awards and performance share awards, and no stock options. Parent-level stock-based payments to non-employee directors consist of annual awards of stock options and restricted stock. In addition, as of June 30, 2006, RSUI Group, Inc. (“RSUI”) and Darwin Professional Underwriters, Inc. (“Darwin”) had their own stock-based payment plans, which are described below.
Amounts recognized as compensation expense in the consolidated statement of earnings and comprehensive income with respect to stock-based awards under plans for parent-level employees and directors were $2.6 million and $5.0 million for the three months ended June 30, 2006, and 2005, respectively, and $4.1 million and $8.9 million for the six months ended June 30, 2006, and 2005, respectively. The amount of related income tax benefit recognized as income in the consolidated statement of earnings and comprehensive income with respect to these plans was $0.9 million and $1.8 million for the three months ended June 30, 2006, and 2005, respectively, and $1.4 million and $3.1 million for the six months ended June 30, 2006, and 2005, respectively. For the first six months of 2006 and 2005, $5.4 million and $6.6 million of common stock, par value $1.00 per share, of the Company (“Common Stock”), at fair market value, respectively, and $3.5 and $6.8 million of cash, respectively, was paid by the Company under plans for parent-level employees and directors. As noted above, as of June 30, 2006, all outstanding awards were accounted for under the fair value based method of accounting. However, under the prospective transition method, not all outstanding awards were accounted for under the fair value based method of accounting as of June 30, 2005. The table below illustrates the effect for the three and six months ended June 30, 2005 had the fair value method been adopted with respect to all outstanding and unvested awards under all plans for parent-level employees and directors (in millions, except per share data):

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net earnings, as reported	$31,402	$92,273

Add: stock-based employee compensation expense included in reported net earnings, net of related tax	3,251	5,798

Less: stock-based compensation expense determined exclusively under the fair value method, net of related tax	2,556	4,729

Pro forma net earnings	$32,097	$93,342

Basic earnings per share, as reported	$3.90	$11.49
Pro forma basic earnings per share	$3.99	$11.62

Diluted earnings per share, as reported	$3.89	$11.44
Pro forma basic earnings per share	$3.97	$11.58
The Company does not have an established policy or practice of repurchasing shares of its Common Stock in the open market for the purpose of delivering Common Stock upon the exercise of stock options. The Company issues authorized but not outstanding shares of Common Stock to settle option exercises in those instances where the number of shares it has repurchased are not sufficient to settle an option exercise.
(c) Stock Option Plans – The Company provides, through its Amended and Restated Directors’ Stock Option Plan (under which options were granted through May 1999) and its 2000 Directors’ Stock Option Plan (which terminated on December 31, 2004), for the automatic grant of non-qualified options to purchase 1,000 shares of Common Stock in each year after 1987 to each non-employee director. In addition, the Company’s 2005 Directors’ Stock Plan (the “2005 Plan”) provides for the automatic grant of nonqualified options to purchase 500 shares of Common Stock as well as 250 shares of restricted Common Stock to each non-employee director. In 2006 and 2005, a total of 2,000 restricted shares and 1,785 restricted shares, respectively, were granted which vest over a one-year period.
In addition, the Company has options outstanding under certain subsidiary stock option plans. These plans consist of: (i) the Subsidiary Directors’ Stock Option Plan (the “Subsidiary Option Plan”); and (ii) the Underwriters Re Group, Inc. 1997 Stock Option Plan (the “URG 1997 Plan”). Under the Subsidiary Option Plan, non-employee directors of the Company’s subsidiaries were eligible to receive grants of nonqualified stock options for Common Stock from the Company. The Subsidiary Option Plan expired on July 31, 2003. Under the URG 1997 Plan, options for

Common Stock were granted to certain members of URG management in exchange for options to purchase shares of URG. No shares of Common Stock remain available for future option grants under the URG 1997 Plan.
The amount of options outstanding and exercisable with respect to all of the above stock option plans as of June 30, 2006 and 2005 was 92,000 and 111,000, respectively. In addition, such options had:
-	a weighted average grant price of $175.00 per share and $158.00 per share as of June 30, 2006 and 2005, respectively;

-	a weighted average remaining term of 4.1 years and 4.1 years, as of June 30, 2006 and 2005 respectively;

-	an intrinsic value (i.e., exercise price) of $16.1 million and $17.5 million as of June 30, 2006 and 2005, respectively.
The intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 were $0.9 million and $0.6 million, respectively. The number of non-vested options outstanding as of June 30, 2006 was 13,000, with a total average grant date fair value of $2.7 million.
(d) Alleghany 2002 Long Term Incentive Plan – The Company provides through its 2002 Long-Term Incentive Plan (the “2002 LTIP”) incentive compensation to management employees of the type commonly known as restricted stock, stock appreciation rights, performance shares and performance units, as well as other types of incentive compensation. Awards may include, but are not limited to, cash and/or shares of Common Stock, rights to receive cash and/or shares of Common Stock, and options to purchase shares of Common Stock including options intended to qualify as incentive stock options under the Internal Revenue Code and options not intended to so qualify. Under the 2002 LTIP, the following types of awards are outstanding:
(i) Performance Share Awards – Participants are entitled, at the end of a four-year award period, to a maximum amount equal to the value of one and one-half shares of Common Stock for each performance share issued to them based on market value on the payment date. In general, performance share payouts will be made in cash to the extent of minimum statutory withholding requirements in respect of an award, with the balance in Common Stock. Payouts are made provided defined levels of performance are achieved. As of June 30, 2006, 86,829 performance shares were outstanding. Expense is recognized over the performance period on a pro rata basis.
(ii) Restricted Share Awards – The Company has awarded to certain management employees restricted shares of Common Stock. These awards entitle the participants to a specified maximum amount equal to the value of one share of Common Stock for each restricted share issued to them based on the market value on the payment date. In virtually all instances, payouts are made provided defined levels of performance are achieved. As of June 30, 2006, 65,243 restricted shares were outstanding, of which 2,000 shares were granted in 2006, 30,770 were granted in 2004 and 32,473 were granted in 2003. The expense is recognized ratably over the performance period, which can be extended under certain circumstances. The 2004 and 2003 awards are expected to vest over eight years. In addition, as of June 30, 2006, 21,224 restricted stock units were outstanding.

(e) RSUI Restricted Share Plan – RSUI has a Restricted Stock Unit Plan (the “RSUI Plan”) for the purpose of providing equity-like incentives to key employees. Under the RSUI Plan, restricted stock units (‘units’) are issued. Additional units, defined as the “Deferred Equity Pool,” may be created in the future if certain financial performance measures are met. Units may only be settled in cash. The fair value of each unit is calculated as stockholder’s equity of RSUI, adjusted for certain capital transactions and accumulated compensation expense recognized under the RSUI Plan, divided by the sum of RSUI common stock outstanding and the original units available under the RSUI Plan. The units vest on the fourth anniversary of the date of grant and contain certain restrictions, relating to, among other things, forfeiture in the event of termination of employment and transferability. For the three months ended June 30, 2006 and 2005, RSUI recorded $6.9 million and $5.6 million, respectively, in compensation expense related to the RSUI Plan. For the six months ended June 30, 2006 and 2005, $15.0 million and $10.1 million, respectively, of compensation expense was recorded. During the same periods, a deferred tax benefit of $2.4 million, $2.0 million, $5.3 million and $3.5 million, respectively, related to the compensation expense was recorded.
(f) Darwin Share Plans – Darwin has four share-based payment plans for employees and non-employee directors. The 2003 Restricted Stock Plan (as amended November 2005), and the 2006 Stock Incentive Plan apply to key employees. The 2006 Employees’ Restricted Stock Plan applies to all employees at the time of Darwin’s initial public offering. Finally, the Unit Plan for Non-employee Directors applies to non-employee directors. Collectively, the shares issued under these plans had a nominal fair value at the date of grant, and consequently, resulted in immaterial increases in compensation expense.
Under the 2003 Restricted Stock Plan (the most significant of these plans), Darwin reserved 1,650,000 of its authorized common shares (currently approximating 10.0 percent of all shares currently outstanding). These restricted stock awards generally vest at a rate of 50 percent on each of the third and fourth anniversaries of the grant date, contingent on the continued employment at Darwin of the grantee.
3. Discontinued Operations
As more fully described in Note 2 to the Consolidated Financial Statements contained in the 2005 10-K, the Company sold World Minerals, Inc. (“World Minerals”), its world-wide industrial minerals business, on July 14, 2005. The sale of World Minerals produced an after-tax gain of $18.6 million in the third quarter of 2005. The Company has classified the operations of World Minerals as a “discontinued operation” in its financial statements.
4. Earnings Per Share
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2006 and 2005 (in thousands, except share amounts):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net earnings	$73,200	$31,402	$132,406	$92,273
Preferred dividends	331	—	331	—

Income available to common stockholders for basic earnings per share	72,869	31,402	132,075	92,273

Preferred dividends	331	—	331	—
Effect of other dilutive securities	79	64	178	116

Income available to common stockholders for diluted earnings per share	$73,279	$31,466	$132,584	$92,389

Weighted average shares outstanding applicable to basic earnings per share	7,947,514	8,045,406	7,996,998	8,032,675
Preferred Stock	87,077	—	43,779	—
Effect of other dilutive securities	20,324	30,500	20,324	30,500

Adjusted weighted average shares outstanding applicable to diluted earnings per share	8,054,915	8,075,906	8,061,101	8,063,175

Contingently issuable shares of 133,750 and 48,907 were potentially available during 2006 and 2005, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.
Quarterly earnings per share amounts may not equal year-to-date amounts due to rounding.
5. Commitments and Contingencies
(a) Leases – The Company leases certain facilities, furniture and equipment under long-term lease agreements.
(b) Litigation – The Company’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provisions are adequate.
(c) Asbestos and Environmental Exposure – Alleghany Insurance Holdings LLC’s (“AIHL”) reserve for unpaid losses and loss adjustment expenses includes $25.0 million of gross reserves and $25.0 million of net reserves at June 30, 2006 for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of Capitol Transamerica Corporation (“CATA”) between 1969 and 1976. This subsidiary exited this business in 1976. Reserves for asbestos and environmental impairment claims cannot be estimated with traditional loss reserving techniques because of uncertainties that are greater than those associated with other types of claims. Factors contributing to those uncertainties include a lack of historical data, the significant periods of time that often elapse between the occurrence of an insured loss and the reporting of that loss to the ceding company and the reinsurer, uncertainty as to the number and identity of insureds with potential exposure to such risks, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability. Loss reserve estimates for such environmental and asbestos exposures include case reserves, which also reflect reserves for legal and other loss adjustment expenses and for claims incurred but not reported (“IBNR”) reserves. IBNR reserves are determined based upon historic general liability exposure base and policy language, previous environmental loss experience and the assessment of current trends of environmental law, environmental cleanup costs, asbestos liability law and judgmental settlements of asbestos liabilities.
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
(d) Indemnification Obligations – On July 14, 2005, the Company completed the sale of its world-wide industrial minerals business, World Minerals, to Imerys USA, Inc. (the “Purchaser”), a wholly-owned subsidiary of Imerys, S.A., pursuant to a Stock Purchase Agreement, dated as of May 19, 2005 by and among the Purchaser, Imerys, S.A. and the Company (the “Stock Purchase Agreement”). In connection with the sale of World Minerals, the Company undertook certain indemnification obligations pursuant to the Stock Purchase Agreement, including a general indemnification provision for breaches of representations and warranties set forth in the Stock Purchase Agreement (the “Contract Indemnification”) and a special indemnification provision (the “Products Liability Indemnification”) related to products liability claims arising from events that occurred during pre-closing periods, including the period of Company ownership (the “Alleghany Period”).
The representations and warranties to which the Contract Indemnification applies survive for a two-year period (with the exception of certain representations and warranties such as those related to environmental, real estate and tax matters, which survive for periods longer than two years) and generally, except for tax and certain other matters, apply only to aggregate losses in excess of $2.5 million, up to a maximum of approximately $123.0 million. The Stock Purchase Agreement provides that the Company has no responsibility for products liability claims arising in respect of events occurring after the closing, and that any products liability claims involving both pre-closing and post-closing periods will be apportioned on an equitable basis. Further information concerning the Contract Indemnification and Products Liability Indemnification can be found in Note 14 to the Consolidated Financial Statements contained in the 2005 10-K.
Based on the Company’s experience to date and other analyses, the Company established a $600,000 reserve in connection with the Products Liability Indemnification for the Alleghany Period. The reserve was $538,000 at June 30, 2006.

(e) Equity Holdings – The Company invests a portion of its investment portfolio in equity securities which are subject to fluctuations in market value. As of June 30, 2006, the Company’s equity portfolio had an investment concentration in the common stock of Burlington Northern Santa Fe Corporation, a railroad holding company, amounting to $475.5 million in fair market value as of that date. In addition, as of June 30, 2006, the Company’s equity portfolio had an investment concentration in common stocks of companies in the energy sector, amounting to $220.1 million in fair market value as of that date.
6. Segments of Business
Information related to the Company’s reportable business operating segments is shown in the tables below (in thousands). Property and casualty insurance operations, including fidelity and surety operations, are conducted by AIHL and at its subsidiaries RSUI, CATA and Darwin. The primary components of “corporate activities” are Alleghany Properties, LLC., and corporate investment and other activities at the parent level, including strategic equity investments which are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies.
The Company’s reportable segments are reported in a manner consistent with the way management evaluates the businesses. As such, insurance underwriting activities are evaluated separately from investment activities. Realized investment gains are not considered relevant in evaluating investment performance on an annual basis. Segment accounting policies are the same as the Consolidated Accounting Policies described in Note 1 to the Consolidated Financial Statements contained in the 2005 Form 10-K.

	Three Months Ended,		Six Months Ended,
(dollars in millions)	2006	2005	2006	2005

Revenues:
AIHL insurance group:
Net premiums earned
RSUI	$172.4	$158.2	$334.5	$313.7
CATA	42.3	40.5	83.5	79.8
Darwin	32.0	20.0	59.3	38.7

	246.7	218.7	477.3	432.2

Net investment income	28.6	15.4	53.5	28.8
Realized capital gains	10.9	0.6	15.5	25.8
Other income	0.5	1.3	1.3	2.0

Total insurance group	286.7	236.0	547.6	488.8
Corporate activities:
Net investment income	3.7	4.1	8.1	5.9
Realized capital gains	—	—	2.4	22.0
Other income (1)	23.2	2.7	24.3	4.4

Total	$313.6	$242.8	$582.4	$521.1

Earnings from continuing operations, before income taxes and minority interest:
AIHL insurance group:
Underwriting profit (2)
RSUI	$56.2	$43.8	$102.7	$87.0
CATA	6.0	4.8	9.3	6.4
Darwin	1.2	0.4	2.0	0.8

	63.4	49.0	114.0	94.2

Net investment income	28.6	15.4	53.5	28.8
Realized capital gains	10.9	0.6	15.5	25.8
Other income, less other expenses	(9.4)	(7.0)	(18.7)	(13.6)

Total insurance group	93.4	58.0	164.3	135.2

Corporate activities:
Net investment income	3.7	4.1	8.1	5.9
Realized capital gains	—	—	2.4	22.0
Other income (1)	23.2	2.7	24.3	4.4
Corporate administration	11.3	11.3	20.5	21.1
Interest expense	1.8	1.0	2.9	1.7

Total (1)	$107.2	$52.5	$175.7	$144.7

(1) -	On May 26, 2006, Alleghany Properties completed the sale of 59 acres of real property consisting of unimproved land located in Rocklin County, California for $29.3 million, recorded in other income. The sale resulted in an estimated net pre-tax gain of $23.1 million for the three and six months ended June 30, 2006.

(2) -	Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or realized capital gains. Underwriting expenses represents commission and brokerage expenses and that portion of salaries, administration and other operating expenses directly attributable to underwriting activities, whereas the remainder constitutes ‘other expenses.’

7. Taxes
Net earnings from continuing operations for the six months of 2006 include a tax benefit of $10.8 million resulting from the release of a valuation allowance the Company held with respect to a portion of its deferred tax assets relating to unused foreign tax credits. As a result of the release, the Company’s effective tax rate on earnings from continuing operations before income taxes and minority interest was 24.0 percent for the first six months of 2006, compared with 32.2 percent in the comparable 2005 period. The unused foreign tax credits arose from the Company’s ownership of World Minerals prior to its sale in July 2005. These credits were originally estimated at $19.2 million as of December 31, 2005, but were reduced to $10.8 million in 2006 based on new information received from World Minerals and its parent, Imerys USA, Inc. In the first quarter of 2006, the Company adopted and began implementation of a formal plan which it believes will allow it to fully use such credits commencing in 2007. During the second quarter of 2006, as a result of the Company’s anticipation of re-filing a prior year tax return, additional foreign tax credits were determined. However, these deferred tax benefits were substantially offset by increases in current tax liabilities, principally connected to taxes incurred on the Company’s sale of World Minerals as a result of additional information.
On May 26, 2006, Alleghany Properties completed the sale of 59 acres of real property consisting of unimproved land located in Rocklin County, California for $29.3 million, which such proceeds were recorded in “other income.” The sale resulted in an estimated net pre-tax gain of $23.1 million, and tax expense of approximately $10.2 million. The tax was classified as deferred, as the Company currently intends to use the proceeds of the sale to purchase certain real estate, thereby permitting deferral of tax under the Internal Revenue Code of 1986, as amended, assuming that all conditions are met by the Company during the 2006 fourth quarter.
8. Reinsurance
RSUI’s catastrophe reinsurance program, which provided coverage for $360.0 million of catastrophe losses in excess of a $40.0 million net retention, with a 5 percent co-participation by RSUI, expired on April 30, 2006. At renewal, RSUI sought coverage for $625.0 million of losses in excess of a $75.0 million net retention, with a 5 percent co-participation by RSUI. However, RSUI was successful in placing with third party reinsurers a program covering only $425.0 million of losses in excess of its $75.0 million net retention. As of May 1, 2006, this program was placed approximately 51 percent for non-earthquake losses and approximately 72 percent for earthquake losses with third party reinsurers.
In view of the high reinsurance costs and limited capacity, AIHL decided to complete RSUI’s reinsurance program primarily through a newly established captive reinsurance subsidiary, AIHL Re LLC (“AIHL Re”). In this regard, RSUI entered into an agreement, effective July 1, 2006, whereby AIHL Re, in exchange for market-based premiums, took the unplaced portion of the $425.0 million program and the unplaced portion of the additional $200.0 million of reinsurance coverage before co-participation by RSUI. As a result, RSUI completed its originally sought catastrophe reinsurance coverage of $625.0 million of losses in excess of a $75.0 million net retention, with approximately 36 percent of non-earthquake losses and approximately 51 percent of earthquake losses covered by third party reinsurers. The 64 percent of non-earthquake losses and 49 percent of earthquake losses not covered by third party reinsurers are retained by AIHL

Re and include a 5 percent co-participation by RSUI. Because AIHL Re is a wholly-owned subsidiary of AIHL, there is no net reduction of the Company’s catastrophe exposure on a consolidated basis as a result of RSUI’s arrangement with AIHL Re.
RSUI’s property per risk reinsurance program also expired on April 30, 2006. At renewal, RSUI obtained reinsurance coverage for $90.0 million in excess of a $10.0 million net retention per risk (compared with coverage for $95.0 million in excess of a $5.0 million net retention per risk, with RSUI having a 50 percent co-participation on losses between $5.0 and $10.0 million under the expiring program) after the application of the surplus share treaties and facultative reinsurance, providing coverage substantially similar to that of the expired program.
AIHL’s largest concentration of reinsurance recoverables at June 30, 2006 was $265.6 million due from Swiss Reinsurance America Corporation (“Swiss Re”), which recently acquired Employers Reinsurance Corp., representing 19.3 percent of total reinsurance recoverables. At June 30, 2006, the A.M. Best Company Inc. financial strength rating of Swiss Re was A+ (Superior).
9. Mandatory Convertible Preferred Stock Offering
On June 23, 2006, the Company completed an offering of 1,132,000 shares of 5.75% mandatory convertible preferred stock (the “Preferred Stock”) at a price to the public of $264.60 per share, less underwriter discounts and other related expenses, resulting in net proceeds of $290.4 million. The annual dividend on each share of Preferred Stock is $15.2144. Dividends on the Preferred Stock accrue and accumulate from the date of issuance, and, to the extent the Company is legally permitted to pay dividends and the Company’s board of directors declares a dividend payable, the Company will pay dividends in cash on a quarterly basis.
Each share of Preferred Stock has a liquidation preference of $264.60, plus any accrued, cumulated and unpaid dividends. Each share of Preferred Stock will automatically convert on June 15, 2009 into between 0.8475 and 1.0000 shares of Common Stock depending on the average market price per share of Common Stock over the 20 trading day period ending on the third trading day prior to such date. The conversion rate will also be subject to anti-dilution adjustments. At any time prior to June 15, 2009, holders may elect to convert each share of Preferred Stock into 0.8475 shares of Common Stock, subject to anti-dilution adjustments.
10. Stockholders’ Equity
On May 24, 2006, Darwin closed the initial public offering of its common stock. In the offering, Darwin sold 6.0 million shares of common stock for net proceeds of $86.3 million, all of which were used to reduce the Company’s equity interests in Darwin by redeeming Darwin preferred stock held by the Company. Upon completion of the offering, all remaining unredeemed shares of Darwin preferred stock automatically converted to shares of Darwin common stock. The Company continues to own 54.9 percent of the total outstanding shares of common stock of Darwin (with no preferred stock outstanding). In connection with this transaction, the Company recorded an after-tax gain of $9.1 million, which has been reflected in “Contributed Capital.” The third party ownership of Darwin is reflected on the consolidated balance sheet and income statement as a minority interest liability and expense, respectively.

11. Recent Accounting Standards
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
In March 2006, FASB Statement 155, “Accounting for certain Hybrid Instruments, an amendment to FASB Statement No. 133 and 140” was issued. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that this Statement will have a material impact on its results of operations and financial condition.
In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued. This Interpretation clarifies the accounting for income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of this Interpretation in the first quarter of 2007, and does not anticipate that it will have any material impact on its results of operations and financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
           References in this Form 10-Q to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. “AIHL” refers to our insurance holding company subsidiary Alleghany Insurance Holdings LLC. “RSUI” refers to our subsidiary RSUI Group, Inc. and its subsidiaries. “CATA” refers to our subsidiary Capitol Transamerica Corporation and its subsidiaries. “Darwin” refers to Darwin Professional Underwriters, Inc. and its subsidiaries. Unless the context otherwise requires, references to AIHL include the operations of RSUI, CATA and Darwin. “Alleghany Properties” refers to our subsidiary Alleghany Properties LLC.
Cautionary Statement Regarding Forward-Looking Information
      “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” contain disclosures which are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “potential,” “should,” “continue” or the negative versions of those words or other comparable words. These forward-looking statements are based upon our current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and our future financial condition and results. These statements are not guarantees of future performance, and we have no specific intention to update these statements. The uncertainties and risks include, but are not limited to, risks relating to our insurance operating units such as
•	significant weather-related or other natural or human-made catastrophes and disasters;

•	the cyclical nature of the property and casualty industry;

•	the long-tail and potentially volatile nature of certain casualty lines of business written by our insurance operating units;

•	the cost and availability of reinsurance;

•	exposure to terrorist acts;

•	the willingness and ability of our insurance operating units’ reinsurers to pay reinsurance recoverables owed to our insurance operating units;

•	changes in the ratings assigned to our insurance operating units;

•	claims development and the process of estimating reserves;

•	legal and regulatory changes;

•	the uncertain nature of damage theories and loss amounts;

•	increases in the levels of risk retention by our insurance operating units; and

•	adverse loss development for events insured by our insurance operating units in either the current year or prior year.
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
Business Overview
     We are engaged, through AIHL and its subsidiaries RSUI, CATA (which includes the results of Platte River Insurance Company) and Darwin in the property and casualty insurance business. We also own and manage properties in the Sacramento, California region through our subsidiary Alleghany Properties and conduct corporate investment and other activities at the parent level, including the holding of strategic equity investments which are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies. We were engaged in the industrial minerals business through World Minerals, Inc. and its subsidiaries, or “World Minerals,” until July 14, 2005, when we sold that business to Imerys USA, Inc. As a result of our disposition of World Minerals, this business has been classified as a discontinued operation in this Form 10-Q, and we no longer have any foreign operations. We intend to continue to expand our operations through internal growth at our subsidiaries as well as through potential operating company acquisitions and investments.
     The following discussion and analysis presents a review of our results for the three and six months ended June 30, 2006 and 2005. You should read this review in conjunction with the consolidated financial statements and other data presented in this Form 10-Q as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Risk Factors” contained in our Report on Form 10-K for the year ended December 31, 2005, or the “2005 10-K,” and our Report on Form 10-Q for the quarter ended March 31, 2006. Our 2006 results are not indicative of operating results in future periods.
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

     Readers are encouraged to review our 2005 10-K for a more complete description of our critical accounting estimates.
Consolidated Results of Operations
     The following table summarizes our consolidated revenues, costs and expenses and earnings.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2006	2005		2006	2005

Revenues
Net premiums earned	$246,712	$218,654		$477,294	$432,206
Net investment income	32,328	19,482		61,641	34,684
Realized capital gains	10,883	617		17,866	47,844
Other income	23,703	3,997		25,640	6,396

Total revenues	$313,626	$242,750		$582,441	$521,130

Costs and expenses
Loss and loss adjustment expenses	$123,161	$114,305		$245,691	$229,582
Commissions, brokerage and other underwriting expenses	60,189	55,378		117,574	108,422
Other operating expenses	11,710	9,078		22,520	17,231
Corporate administration	9,561	10,508		17,984	19,466
Interest expense	1,805	1,000		2,906	1,665

Total costs and expenses	$206,426	$190,269		$406,675	$376,366

Earnings from continuing operations, before income taxes and minority interest	107,200	52,481		175,766	144,764
Income taxes	32,852	15,554		42,193	46,614

Earnings from continuing operations before minority interest	74,348	36,927		133,573	98,150
Minority interest	1,148	—		1,167	—

Earnings from continuing operations	73,200	36,927		132,406	98,150
Loss from discontinued operations, net of tax	—	(5,525	)*	—	(5,877)	*

Net earnings	$73,200	$31,402		$132,406	$92,273

Revenues

AIHL	$286,701	$235,941		$547,589	$488,834

Corporate activities**	$26,925	$6,809		$34,852	$32,296

Earnings (loss) from continuing operations, before income taxes and minority interest

AIHL	$93,417	$57,998		$164,295	$135,216

Corporate activities**	$13,783	$(5,517)		$11,471	$9,548

*	Amount reflects the discontinued operations of World Minerals prior to its sale in July 2005.

**	Corporate activities consists of Alleghany Properties and corporate activities at the parent level.
     Earnings from continuing operations, before income taxes and minority interest. Our earnings from continuing operations before income taxes for the first six months of 2006 increased from the corresponding 2005 period, primarily reflecting an increase in other income, net investment income and net premiums earned, partially offset by lower realized capital gains and higher loss and loss adjustment expenses related to the increase in net premiums earned. Other income reflects a $23.1 million gain on sale of 59 acres of real estate in May of 2006 by Alleghany Properties. The increase in net investment income was primarily due to higher investment yields in 2006. The increase in net premiums earned at AIHL primarily reflects growth at Darwin and RSUI.
     Earnings from continuing operations. Net earnings from continuing operations for the first six months of 2006 include a tax benefit of $10.8 million resulting from the release of a valuation allowance we held with respect to a portion of our deferred tax assets related to unused foreign tax credits. The unused foreign tax credits arose from our ownership of World Minerals prior to its sale in July 2005. As a result of this release, our effective tax rate on earnings from continuing operations before income taxes and minority interest was 24.0 percent for the first six months of 2006, compared with 32.2 percent for the corresponding 2005 period. In the first quarter of 2006, we adopted and implemented a formal plan which we believe will allow us to fully use such foreign tax credits commencing in 2007.

AIHL Results of Operations
     The comparative pre-tax contributions to AIHL’s results made by its operating units RSUI, CATA and Darwin, and total AIHL results, were as follows (in millions, except ratios):
Three Months Ended June 30,

	RSUI	CATA	Darwin	AIHL
2006

Gross premiums written	$407.5	$49.6	$58.1	$515.2
Net premiums written	229.2	47.4	36.4	313.0

Net premiums earned (1)	$172.4	$42.3	$32.0	$246.7
Loss and loss adjustment expenses	83.1	18.2	21.8	123.1
Underwriting expenses (2)	33.1	18.1	9.0	60.2

Underwriting profit (3)	$56.2	$6.0	$1.2	63.4

Net investment income (1)				28.6
Realized capital gains (1)				10.9
Other income (1)				0.5
Other expenses (2)				(9.9)

Earnings before income taxes and minority interest				$93.4

Loss ratio (4)	48.2%	43.2%	68.2%	49.9%
Expense ratio (5)	19.2%	42.7%	28.1%	24.4%
Combined ratio (6)	67.4%	85.9%	96.3%	74.3%

2005

Gross premiums written	$325.3	$45.7	$36.7	$407.7
Net premiums written	168.2	43.7	20.8	232.7

Net premiums earned (1)	$158.2	$40.5	$20.0	$218.7
Loss and loss adjustment expenses	83.0	17.8	13.5	114.3
Underwriting expenses (2)	31.4	17.9	6.1	55.4

Underwriting profit (3)	$43.8	$4.8	$0.4	49.0

Net investment income (1)				15.4
Realized capital gains (1)				0.6
Other income (1)				1.3
Other expenses (2)				(8.3)

Earnings before income taxes and minority interest				$58.0

Loss ratio (4)	52.5%	44.0%	67.6%	52.3%
Expense ratio (5)	19.8%	44.1%	30.9%	25.3%
Combined ratio (6)	72.3%	88.1%	98.5%	77.6%

Six Months Ended June 30,

	RSUI	CATA	Darwin	AIHL
2006

Gross premiums written	$703.0	$93.9	$117.9	$914.8
Net premiums written	391.9	89.6	73.2	554.7

Net premiums earned (1)	$334.5	$83.5	$59.3	$477.3
Loss and loss adjustment expenses	166.8	37.8	41.1	245.7
Underwriting expenses (2)	65.0	36.4	16.2	117.6

Underwriting profit (3)	$102.7	$9.3	$2.0	114.0

Net investment income (1)				53.5
Realized capital gains (1)				15.5
Other income (1)				1.3
Other expenses (2)				(20.0)

Earnings before income taxes and minority interest				$164.3

Loss ratio (4)	49.9%	45.3%	69.3%	51.5%
Expense ratio (5)	19.4%	43.6%	27.4%	24.6%
Combined ratio (6)	69.3%	88.9%	96.7%	76.1%

2005

Gross premiums written	$596.3	$88.9	$70.5	$755.7
Net premiums written	309.8	84.8	41.4	436.0

Net premiums earned (1)	$313.7	$79.8	$38.7	$432.2
Loss and loss adjustment expenses	165.4	37.8	26.4	229.6
Underwriting expenses (2)	61.3	35.6	11.5	108.4

Underwriting profit (3)	$87.0	$6.4	$0.8	94.2

Net investment income (1)				28.8
Realized capital gains (1)				25.8
Other income (1)				2.0
Other expenses (2)				(15.6)

Earnings before income taxes and minority interest				$135.2

Loss ratio (4)	52.7%	47.4%	68.2%	53.1%
Expense ratio (5)	19.6%	44.6%	29.7%	25.1%
Combined ratio (6)	72.3%	92.0%	97.9%	78.2%

(1)	Represent components of total revenues.

(2)	Underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses directly attributable to underwriting activities, whereas the remainder constitutes other expenses.

(3)	Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or realized capital gains. Underwriting profit does not replace net income determined in accordance with GAAP as a measure of profitability; rather, we believe that underwriting profit, which does not include net investment income and other income or realized capital gains, enhances the understanding of AIHL’s insurance operating units’ operating results by highlighting net income attributable to their underwriting performance. With the addition of net investment income and other income and realized capital gains, reported pre-tax net income (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting profit as an important measure in the overall evaluation of performance.

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
AIHL Operating Unit Results
     RSUI
     RSUI’s net premiums earned for the second quarter and first six months of 2006 increased from the corresponding 2005 periods, reflecting increases in all casualty lines of business, due primarily to growth in gross premiums written. In addition, net premiums earned increased in property lines of business due to higher prices and increased retention under its property surplus-share reinsurance treaties, partially offset by higher per risk and catastrophe reinsurance costs. RSUI’s underwriting profit for the second quarter and first six months of 2006 increased from the corresponding 2005 periods, reflecting lower estimated ultimate casualty loss and loss adjustment expense ratios for the current accident year in the general liability, professional liability and umbrella lines of business, reductions in ceded premiums under RSUI’s property surplus-share reinsurance treaties and a decrease in catastrophe losses to $2.4 million during the 2006 first half from $14.3 million in the corresponding 2005 period. RSUI’s underwriting profit in each of its casualty and property lines of business increased in the 2006 first half from the corresponding 2005 period, despite, with respect to property lines, a substantial increase at May 1, 2006 in the cost of RSUI’s per risk and catastrophe reinsurance.
     Rates for RSUI’s catastrophe-exposed property risks have increased substantially, more than offsetting any reduction in premium resulting from exposure reduction efforts RSUI commenced during the 2005 fourth quarter. RSUI undertook such efforts to reduce its exposed limits and raise attachment points on catastrophe exposed property business. As part of these exposure reduction efforts, RSUI reviewed its catastrophe exposure management approach, resulting in the implementation of new modeling tools and a revision of its underwriting guidelines and procedures. RSUI believes that its efforts will result in significantly lower accumulations of catastrophe risk on a gross basis. In May 2006, RSUI announced that it was suspending the writing of any new wind coverage for catastrophe-exposed coastal areas generally from North Carolina to Texas, or any new earthquake coverage in certain California counties. Although rates for RSUI’s catastrophe-exposed property risks have substantially increased, they may not be sufficient to absorb potential catastrophe losses. In addition, RSUI’s exposure mitigation efforts may not be successful in sufficiently mitigating risk exposures and losses resulting from future catastrophes.
     With respect to RSUI’s casualty lines of business, rates during the second quarter and first half of 2006 were flat or decreased slightly from the corresponding 2005 periods due to increased competition. If rates continue to soften in RSUI’s casualty lines of business, RSUI may write lower levels of such business going forward, since RSUI is expected to write less business when it considers prices inadequate to support acceptable profit margins.
     As discussed in our 2005 10-K, RSUI reinsures its property lines of business through surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program covers risks including, among others, windstorms and earthquakes. RSUI’s catastrophe reinsurance program, which provided coverage for $360.0 million of losses in excess of a $40.0 million net retention, with a 5 percent co-participation by RSUI, expired on April 30, 2006. In light of RSUI’s Hurricane Katrina losses exceeding the coverage provided under such program, as well as the inaccuracy of modeled predictions of RSUI’s ultimate losses with respect to recent hurricane activity, RSUI sought to increase its catastrophe reinsurance program coverage at renewal. In this regard, RSUI sought coverage for $625.0 million of losses in excess of a $75.0 million net retention, with a 5 percent co-participation by RSUI. However, at the time of expiration, third party reinsurance coverage for catastrophe exposed property risks had been impacted by higher prices, more restrictive terms and limited capacity. As a result, RSUI was successful in placing with third party reinsurers a program covering only $425.0 million of losses in excess of its $75.0 million net retention. As of May 1, 2006, this program was placed approximately 51 percent for non-earthquake losses and approximately 72 percent for earthquake losses with third party reinsurers.
     In view of the high reinsurance costs and limited capacity, AIHL decided to complete RSUI’s reinsurance program primarily through a newly established captive reinsurance subsidiary, AIHL Re LLC (“AIHL Re”). In this regard, RSUI entered into an agreement, effective July 1, 2006, whereby AIHL Re, in exchange for market-based premiums, took the unplaced portion of the $425.0 million program and the unplaced portion of the additional $200.0 million of reinsurance coverage before co-participation by RSUI. As a result, RSUI completed its originally sought catastrophe reinsurance coverage of $625.0 million of losses in excess of a $75.0 million net retention, with approximately 36 percent of non-earthquake losses and approximately 51 percent of earthquake losses covered by third party reinsurers. The 64 percent of non-earthquake losses and 49 percent of earthquake losses not covered by third party reinsurers are retained by AIHL Re and include a 5 percent co-participation by RSUI. Because AIHL Re is a wholly-owned subsidiary of AIHL, there is no net reduction of our catastrophe exposure on a consolidated basis as a result of RSUI’s arrangement with AIHL Re.
     In accordance with industry practice, catastrophe reinsurance contracts generally provide coverage for only two catastrophic events during a single coverage period, which is typically one year, and only for the second event if the insured pays a reinsurance reinstatement premium to restore coverage after the first event. If our insurance operating units use their third party catastrophic reinsurance contracts for two catastrophic events during a single coverage period, they will not have any reinsurance coverage available for losses incurred as a result of additional catastrophic events during that coverage period. Under its agreement with RSUI, AIHL Re will provide coverage for only one catastrophic event during the coverage period.
     RSUI’s property per risk reinsurance program also expired on April 30, 2006. At renewal, RSUI obtained reinsurance coverage for $90.0 million in excess of a $10.0 million net retention per risk (compared with coverage for $95.0 million in excess of a $5.0 million net retention per risk, with RSUI having a 50 percent co-participation on losses between $5.0 and $10.0 million under the expiring program) after the application of the surplus share treaties and facultative reinsurance, providing coverage substantially similar to that of the expired program.
     RSUI did not make any changes to prior year loss and loss adjustment expense reserves during the second quarter or first six months of 2006, including loss estimates relating to 2005 and 2004 hurricane losses.
     CATA
     CATA’s net premiums earned for the second quarter and first six months of 2006 increased from the corresponding 2005 periods, primarily reflecting the growth in gross and net premiums written in CATA’s commercial surety line of business. CATA’s underwriting profit for the first six months of 2006 increased from the corresponding 2005 period, reflecting favorable loss emergence principally in its commercial surety and liability lines of business (resulting in a release in the 2006 first half of $6.3 million of prior year loss reserves, compared with a release in the 2005 first half of $2.2 million of prior year loss reserves) and an increase in net premiums earned in the commercial surety line of business, partially offset by higher than expected property loss frequency and severity in the first half of 2006. CATA’s underwriting profit in 2006 also benefited from CATA’s exit from the unprofitable construction segment of its contract surety line of business during the 2005 first quarter.
     Darwin
     Net premiums earned in the second quarter and first half of 2006 increased from the corresponding 2005 periods, reflecting substantial growth in gross and net premiums written across all of Darwin’s lines of business (directors & officers, errors & omissions and medical malpractice liability). The increase in net premiums earned (and the resulting increase in anticipated loss reserves on current accident year net premiums earned) drove the substantial increase in loss and loss adjustment expenses. Darwin’s 2006 second quarter and first half underwriting profit increased from the corresponding 2005 periods, primarily reflecting an increase in net premiums earned due to increased levels of gross and net premiums written across all lines of business, a release in the second quarter of 2006 of $0.8 million of 2003 accident year loss reserves and a slight decrease in expenses relative to premium volume. The release of 2003 accident year reserves was based on an evaluation of Darwin’s claims experience for such accident year. To date, Darwin’s management and outside actuaries have primarily used industry data related to the lines of business underwritten by Darwin, and to a lesser extent its own claims experience, to estimate ultimate incurred losses and establish loss and loss adjustment expense reserves.
Reserve Review Process
     AIHL’s insurance operating units periodically analyze liabilities for unpaid losses and loss adjustment expenses, or “LAE,” established in prior years and adjust their expected ultimate cost, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid losses and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. The following table presents the reserves established in connection with the losses and LAE of AIHL’s insurance operating units on a gross and net basis by line of business. These reserve amounts represent the accumulation of estimates of ultimate losses (including claims incurred but not reported, or “IBNR”) and LAE.

(in millions)	Property	Casualty	CMP	Surety*	All Other*	Total
At June 30, 2006
Gross loss and LAE reserves	$979.5	$1,266.2	$84.5	$13.8	$88.3	$2,432.3

Reinsurance recoverables on unpaid losses	(705.7)	(502.8)	(0.3)	(0.2)	(58.8)	(1,267.8)

Net loss and LAE reserves	$273.8	$763.4	$84.2	$13.6	$29.5	$1,164.5

At December 31, 2005
Gross loss and LAE reserves	$1,358.8	$1,023.2	$85.8	$11.2	$102.0	$2,581.0

Reinsurance recoverables on unpaid losses	(1,062.8)	(403.7)	(0.2)	(0.4)	(74.1)	(1,541.2)

Net loss and LAE reserves	$296.0	$619.5	$85.6	$10.8	$27.9	$1,039.8

*	Reflects the reclassification of the surety loss and LAE related to CATA’s discontinued construction segment of its contract surety line of business from “Surety” to “All Other.”
Changes in Loss and LAE Reserves between June 30, 2006 and December 31, 2005
     Gross Reserves. The decrease in gross loss and LAE reserves of approximately $149.0 million at June 30, 2006 from December 31, 2005 primarily reflects approximately a $379.0 million reduction in RSUI’s property loss and LAE reserves, partially offset by an approximately $243.0 million increase in casualty loss and LAE reserves at RSUI and Darwin. The decrease in gross property loss and LAE reserves is mainly due to gross loss payments on 2004 and 2005 hurricane related losses, principally Hurricane Katrina. The increase in casualty (which includes, among other lines, excess and umbrella, directors and officers liability, professional liability, general liability and workers compensation) gross loss and LAE reserves primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior casualty accident years.
     Net Reserves. The approximately $125.0 million increase in net loss and LAE reserves at June 30, 2006 from December 31, 2005 is due primarily to an approximately $144.0 million increase in casualty loss and LAE reserves driven by continued growth at Darwin. The increase in net loss and LAE reserves for the casualty lines of business primarily reflects anticipated loss reserves on current accident year net premiums earned and limited net paid loss activity for current and prior casualty accident years. Net loss and LAE reserves for property decreased by approximately $22.0 million reflecting loss payments, net of reinsurance recoveries, on 2004 and 2005 hurricane related losses.
Reinsurance Recoverables
     At June 30, 2006, AIHL had total reinsurance recoverables of $1.37 billion (consisting of $1.26 billion of ceded outstanding losses and LAE and $107.0 million of recoverables on paid losses) on gross unpaid loss and LAE of $2.43 billion. AIHL’s largest concentration of reinsurance recoverables at June 30, 2006 was $265.6 million due from Swiss Reinsurance America Corporation (“Swiss Re”), which recently acquired Employers Reinsurance Corp., representing 19.3 percent of total reinsurance recoverables. At June 30, 2006, the A.M. Best Company Inc. (“A.M. Best”) financial strength rating of Swiss Re was A+ (Superior). Of total reinsurance recoverable amounts, RSUI had reinsurance recoverables of $1.26 billion (consisting of $1.16 billion of ceded outstanding losses and LAE and $106.5 million of recoverables on paid losses) on gross unpaid loss and LAE of $2.03 billion. Although reinsurance makes the reinsurer liable to RSUI to the extent risk is transferred or ceded to the reinsurer, it does not relieve RSUI of its liability to its policyholders. Accordingly, RSUI bears risk with respect to its reinsurers to the extent they do not pay claims made by RSUI on a timely basis, or do not pay some or all of these claims. Therefore, the financial strength of its reinsurers is important. Approximately 89.1 percent, or $1.13 billion, of RSUI’s reinsurance recoverables balance at June 30, 2006 was due from reinsurers having financial strength ratings of A or higher (as of June 30, 2006) by A.M. Best Company, Inc., an independent organization that analyzes the insurance industry. RSUI had no allowance for uncollectible reinsurance as of June 30, 2006.
Corporate Activities Results
     Corporate activities recorded pre-tax earnings of $13.8 million on revenues of $26.9 million for the 2006 second quarter, compared with a pre-tax loss of $5.5 million on revenues of $6.8 million in the corresponding 2005 period, and pre-tax earnings of $11.5 million on revenues of $34.9 million for the first six months of 2006, compared with pre-tax earnings of $9.5 million on revenues of $32.3 million in the corresponding 2005 period. Corporate activities’ 2006 second quarter and first half results reflect the sale by Alleghany Properties on May 26, 2006 of 59 acres of real property in Rocklin County, California for $29.3 million, resulting in an estimated net pre-tax gain to us of $23.1 million. Partially offsetting this gain was lower realized capital gains from the sales of securities recorded in the first six months of 2006, compared with the corresponding 2005 period.
Investments
     On a consolidated basis, the invested asset portfolio was approximately $3.73 billion as of June 30, 2006, an increase of 18.8 percent from approximately $3.14 billion at December 31, 2005. At June 30, 2006, the average duration of our debt securities portfolio was 4.35 years, compared with 3.8 years at December 31, 2005.
     The invested asset portfolio generated net investment income of $61.6 million for the first six months of 2006, of which $53.5 million was derived from AIHL and $8.1 million was derived from corporate activities. These amounts were $34.7 million, $28.8 million, and $5.9 million, respectively, for the comparable 2005 period. The increase in AIHL’s net investment income in the first six months of 2006 is due principally to capital contributions we made to RSUI and Darwin during the 2005 fourth quarter, as well as higher investment yields during the 2006 period. The increase in net investment income for corporate activities in the 2006 first half is due to higher investment yields in 2006.
     The sales within the invested asset portfolio generated realized capital gains of $17.9 million for the first six months of 2006, of which $15.5 million was derived from AIHL and $2.4 million was derived from corporate activities. These amounts were $47.8 million, $25.8 million, and $22.0 million, respectively, for the comparable 2005 period. The realized capital gains for AIHL in the 2006 first half are due principally to the sale of a large common stock holding in the energy sector in May 2006. The decrease in realized capital gains in 2006 reflects large gains in the first half of 2005 not present in the corresponding 2006 period.
     As of June 30, 2006, we beneficially owned 6.0 million shares, or approximately 1.7 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation (“Burlington Northern”), which had an aggregate market value on that date of approximately $475.5 million, or $79.25 per share. The aggregate cost of such shares is approximately $72.4 million or $12.07 per share.
Financial Condition
     On June 23, 2006, we completed an offering of 1,132,000 shares of our 5.75% mandatory convertible preferred stock (the “Preferred Stock”) at a public offering price of $264.60 per share, resulting in net proceeds of $290.4 million. The annual dividend on each share of Preferred Stock is $15.2144. Dividends on the Preferred Stock accrue and accumulate from the date of issuance, and, to the extent we are legally permitted to pay dividends and our board of directors declares a dividend payable, we will pay dividends in cash on a quarterly basis. Each share of Preferred Stock has a liquidation preference of $264.60, plus any accrued, cumulated and unpaid dividends. Each share of Preferred Stock will automatically convert on June 15, 2009 into between 0.8475 and 1.0000 shares of our common stock depending on the average market price per share of our common stock over the 20 trading day period ending on the third trading day prior to such date. The conversion rate will also be subject to anti-dilution adjustments. At any time prior to June 15, 2009, holders of the Preferred Stock may elect to convert each share of Preferred Stock into 0.8475 shares of our common stock, subject to anti-dilution adjustments.
     On May 24, 2006, Darwin closed the initial public offering of its common stock. In the offering, Darwin sold 6.0 million shares of common stock for net proceeds of $86.3 million, all of which were used to reduce our equity interests in Darwin by redeeming Darwin preferred stock held by us. Upon completion of the offering, all remaining unredeemed shares of Darwin preferred stock automatically converted to shares of Darwin common stock. We continue to own 54.9 percent of the total outstanding shares of common stock of Darwin (with no preferred stock outstanding). In connection with this transaction, we recorded an after-tax gain of $9.1 million, which is reflected in “Contributed Capital.” The third party ownership of Darwin is reflected on our consolidated balance sheet and income statement as a minority interest liability and expense, respectively.

     Stockholders’ equity increased to $2,288.3 million as of June 30, 2006, compared with $1,868.3 million as of December 31, 2005, representing an increase of 22.5 percent. The increase is due to the Preferred Stock issuance, as well as net income for the first six months of 2006. In addition, stockholders’ equity increased modestly from net unrealized appreciation in our equity portfolio, driven in large part to our holdings of Burlington Northern common stock, partially offset by depreciation in our fixed income portfolio as a result of higher prevailing interest rates as of June 30, 2006 compared with those prevailing as of December 31, 2005.
     On March 29, 2006, we purchased an aggregate of 139,000 shares of our common stock for approximately $39.2 million, at an average cost of about $281.91 per share (not adjusted for the subsequent stock dividend), in a privately negotiated transaction.
     As of June 30, 2006, we had 7,950,297 shares of our common stock outstanding (which includes the stock dividend declared in February 2006), compared with 8,062,977 shares at December 31, 2005.
     We and our subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of our and their businesses, respectively.
Recent Accounting Standards
     In June 2005, FASB Statement 154, “Accounting Changes and Error Corrections,” was issued. This Statement applies to all voluntary changes in accounting principle and changes the requirements for, and reporting of, a change in accounting principle. The new standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. The new standard does not change the transition provisions of any existing accounting pronouncements such as SFAS 123R. Statement 154 is effective for accounting changes and corrections of errors made in reporting periods beginning after December 15, 2005.
     In March 2006, FASB Statement 155, “Accounting for Certain Hybrid Instruments, an Amendment to FAB Statement No. 133 and 140.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not believe that this Statement will have a material impact on our results of operations or financial condition.
     In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued. This Interpretation clarifies the accounting for income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We will adopt the provisions of this Interpretation in the first quarter of 2007, but do not believe that it will have a material impact on our results of operations or financial condition.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, equity prices, foreign currency exchange rates and commodity prices. Our investment portfolio consists primarily of debt and equity securities. We hold our debt and equity securities as available for sale. Any changes in the fair value in these securities, net of tax, would be reflected in accumulated other comprehensive income as a component of stockholders’ equity. The primary market risk related to our non-trading financial instruments is the risk of loss associated with adverse changes in interest rates associated with debt securities with fixed maturities.
     The primary market risk for our and our subsidiaries’ debt is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate refinancing opportunities. Other than one interest rate swap, we currently do not use derivatives to manage market and interest rate risks. In respect of the interest rate swap, we are exposed to a credit risk in the unlikely event of nonperformance by the swap counterparty.
     The table below presents a sensitivity analysis of our debt securities and subsidiaries’ debt, as of June 30, 2006, that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, we use fair values to measure this potential change, and a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical June 30, 2006 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding.
At June 30, 2006 (in millions)

Interest rate shifts	-300	-200	-100	0	100	200	300

Assets

Debt securities, fair value	$2,133.7	$2,046.3	$1,962.5	$1,879.6	$1,798.0	$1,720.0	$1,646.2

Estimated change in fair value	$254.1	$166.7	$82.9	—	$(81.6)	$(159.6)	$(233.4)

Liabilities

Subsidiaries’ debt, fair value	$82.4	$82.4	$83.4	$84.4	$85.4	$86.4	$86.4

Estimated change in fair value	$(2.0)	$(2.0)	$(1.0)	—	$1.0	$2.0	$2.0

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
     The estimated changes in fair value of assets shown above increased from the fair value of such assets at December 31, 2005 due to an increase in the average duration of our debt securities portfolio to 4.35 years at June 30, 2006 from 3.8 years at December 31, 2005.
     As a result of our sale of World Minerals in July 2005, we do not have any foreign currency risk as we no longer have any foreign operations.
     Our 2005 10-K provides a more detailed discussion of the market risks affecting our operations.
     ITEM 4. CONTROLS AND PROCEDURES.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, or “CEO,” and our Chief Financial Officer, or “CFO,” of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic reports required to be filed with the U.S. Securities and Exchange Commission. Additionally, as of the end of the period covered by this report on Form 10-Q, our CEO and CFO have concluded that there have been no changes in internal control over financial reporting that have occurred during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
The reserves for losses and loss adjustment expenses of our insurance operating units are estimates and may not be adequate, which would require them to establish additional reserves.
     Gross reserves for losses and LAE reported on our balance sheet as of June 30, 2006 were approximately $2.43 billion. These loss and LAE reserves reflect our best estimates of the cost of settling all claims and related expenses with respect to insured events that have occurred. Reserves do not represent an exact calculation of liability, but rather an estimate of what management expects the ultimate settlement and claims administration will cost for claims that have occurred, whether known or unknown. The major assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. These reserve estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances currently known and expected future trends in claims severity and frequency, inflation, judicial theories of liability, reinsurance coverage, legislative changes and other factors.
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
Because our insurance operating units are property and casualty insurers, we face losses from natural and human-made catastrophes.
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
     Catastrophes can be caused by various events, including hurricanes, other windstorms, earthquakes and floods, as well as terrorist activities. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, other windstorms, earthquakes and floods may produce significant damage in areas that are heavily populated. The geographic distribution of AIHL’s insurance operating units subjects them to catastrophe exposure in the United States principally from hurricanes in the Gulf coast regions, Florida, the Mid-Atlantic, and Northeast, from other windstorms in the Midwest and Southern regions, and earthquakes in California, the Pacific Northwest region and along the New Madrid fault line in the Midwest region. Catastrophes can cause losses in a variety of our property and casualty lines, and most of our past catastrophe-related claims have resulted from severe storms. It is therefore possible that a catastrophic event or multiple catastrophic events could produce significant losses and have a material adverse effect on our financial condition and results of operations.

     With respect to terrorism, to the extent that reinsurers have excluded coverage for terrorist acts or have priced this coverage at rates that are not practical, our insurance operating units, particularly RSUI, do not have reinsurance protection and are exposed to potential losses as a result of any terrorist acts. To the extent an act of terrorism is certified by the U.S. Secretary of Treasury, we may be covered under the Terrorism Risk Insurance Act of 2002, as extended and amended by the Terrorism Risk Insurance Extension Act of 2005 (which we collectively refer to as the “Terrorism Act”); however, the Terrorism Act provides for annual reductions in coverage with the termination of federal government participation in the terrorism insurance market on December 31, 2007. Information regarding the Terrorism Act and its impact on our insurance operating units can be found in our 2005 10-K.
RSUI attempts to manage its exposure to catastrophe risk partially through the use of catastrophe modeling software. The failure of this software to accurately gauge and/or price the catastrophe-exposed risks RSUI writes could have a material adverse effect on our financial condition and results of operations.
     As part of its approach to managing catastrophe risk, RSUI has historically used a number of tools, including third party catastrophe modeling software, to help model potential losses. RSUI has used modeled loss scenarios to set its level of risk retention and help structure its reinsurance programs. Modeled loss estimates, however, have not accurately predicted RSUI’s ultimate losses with respect to recent hurricane activity. In the case of Hurricane Katrina, the modeled estimates significantly underestimated RSUI’s current estimate of ultimate losses due to a number of factors, the most significant of which was higher than expected damage to inland located risks. Accordingly, in an effort to better manage its accumulations of risk such that its loss exposure conforms to its established risk tolerances and fits within its reinsurance programs, RSUI reviewed its catastrophe exposure management approach, resulting in the implementation of new modeling tools and a revision of its underwriting guidelines and procedures. However, these efforts may not be successful in sufficiently mitigating risk exposures and losses resulting from future catastrophes.
If market conditions cause reinsurance to be more costly or unavailable, our insurance operating units may be required to bear increased risks or reduce the level of their underwriting commitments.
     As part of our overall risk and capacity management strategy, our insurance operating units purchase reinsurance for certain amounts of risk underwritten by them, especially catastrophe risks. The reinsurance facilities of our insurance operating units are generally subject to annual renewal. Market conditions beyond their control determine the availability and cost of the reinsurance protection they purchase, which may affect the level of their businesses and profitability. If our insurance operating units are unable to renew their expiring facilities or to obtain new reinsurance facilities, either their net exposures would increase, which could increase the volatility of their results or, if they are unwilling to bear an increase in net exposures, they would have to reduce the level of their underwriting commitments, especially catastrophe exposed risks, which may reduce their revenues and net income.

     RSUI reinsures its property lines of business through surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program covers risks including, among others, windstorms and earthquakes. RSUI’s catastrophe reinsurance program, which provided coverage for $360.0 million of losses in excess of a $40.0 million net retention, with a 5 percent co-participation by RSUI, expired on April 30, 2006. In light of Hurricane Katrina losses in excess of the coverage under such program, as well as the inaccuracy of catastrophe model predictions of RSUI’s ultimate losses with respect to recent hurricane activity, RSUI sought to increase its catastrophe reinsurance program coverage at renewal. In this regard, RSUI sought coverage for $625.0 million of losses in excess of a $75.0 million net retention, with a 5 percent co-participation by RSUI. However, at the time of expiration, third party reinsurance coverage for catastrophe exposed property risks had been impacted by higher prices, more restrictive terms and limited capacity. As a result, RSUI was successful in placing with third party reinsurers a program covering only $425.0 million of losses in excess of its $75.0 million net retention. As of May 1, 2006, this program was placed approximately 51 percent for non-earthquake losses and approximately 72 percent for earthquake losses with third party reinsurers.
     In view of the high reinsurance costs and limited capacity, AIHL decided to complete RSUI’s reinsurance program primarily through a newly established captive reinsurance subsidiary, AIHL Re. In this regard, RSUI entered into an agreement, effective July 1, 2006, whereby AIHL Re, in exchange for market-based premiums, took the unplaced portion of the $425.0 million program and the unplaced portion of the additional $200.0 million of reinsurance coverage before co-participation by RSUI. As a result, RSUI completed its originally sought catastrophe reinsurance coverage of $625.0 million of losses in excess of a $75.0 million net retention, with approximately 36 percent of non-earthquake losses and approximately 51 percent of earthquake losses covered by third party reinsurers. The 64 percent of non-earthquake losses and 49 percent of earthquake losses not covered by third party reinsurers are retained by AIHL Re and include a 5 percent co-participation by RSUI. Because AIHL Re is a wholly-owned subsidiary of AIHL, there is no net reduction of our catastrophe exposure on a consolidated basis as a result of RSUI’s arrangement with AIHL Re.
     In accordance with industry practice, catastrophe reinsurance contracts generally provide coverage for only two catastrophic events during a single coverage period, which is typically one year, and only for the second event if the insured pays a reinsurance reinstatement premium to restore coverage after the first event. If our insurance operating units use their third party catastrophic reinsurance contracts for two catastrophic events during a single coverage period, they will not have any reinsurance coverage available for losses incurred as a result of additional catastrophic events during that coverage period. Under its agreement with RSUI, AIHL Re will provide coverage for only one catastrophic event during the coverage period.
We cannot guarantee that the reinsurers used by our insurance operating units will pay in a timely fashion, if at all, and, as a result, we could experience losses.
     Our insurance operating units purchase reinsurance by transferring, or ceding, part of the risk that they have underwritten to a reinsurance company in exchange for part of the premium received by our insurance operating units in connection with that risk. Although reinsurance makes the reinsurer liable to our insurance operating units to the extent the risk is transferred or ceded to the reinsurer, it does not relieve our insurance operating units of their liability to their policyholders. Reinsurers may not pay the reinsurance recoverables that they owe to our insurance operating units or they may not pay these recoverables on a timely basis. This risk may increase significantly if these reinsurers experience financial difficulties as a result of natural catastrophes and other events. Underwriting results and investment returns of some of the reinsurers used by our insurance operating units may affect their future ability to pay claims. Accordingly, we bear credit risk with respect to our insurance operating units’ reinsurers, and if they fail to pay, our financial results would be adversely affected. As of June 30, 2006, the amount due from reinsurers reported on our balance sheet was $1.37 billion, with $1.26 billion attributable to RSUI’s reinsurers.
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
Our insurance operating units are rated by A.M. Best and a decline in these ratings could affect the standing of our insurance operating units in the insurance industry and cause their premium volume and earnings to decrease.
     Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Some of our insurance operating units are rated by A.M. Best, an independent organization that analyzes the insurance industry. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. These ratings are subject to periodic review, and we cannot assure you that any of our insurance operating units will be able to retain those ratings. If the ratings of our insurance operating units are reduced from their current levels by A.M. Best, their competitive positions in the insurance industry could suffer and it would be more difficult for them to market their products. A significant downgrade could result in a substantial loss of business as policyholders move to other companies with higher claims-paying and financial strength ratings.
The property and casualty insurance business is cyclical in nature, which may affect our financial performance.
     Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity (known as a soft market) followed by periods of high premium rates and shortages of underwriting capacity (known as a hard market). Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. Further, this cyclical market pattern can be more pronounced in the excess and surplus market in which RSUI and Darwin primarily compete, than in the admitted insurance market. When the admitted insurance market hardens, the excess and surplus market hardens, and growth in the excess and surplus market can be significantly more rapid than growth in the standard insurance market. Similarly, when conditions begin to soften, many customers that were previously driven into the excess and surplus market may return to the admitted insurance market, exacerbating the effects of rate decreases. Since cyclicality is due in large part to the actions of our insurance operating units’ competitors and general economic factors, we cannot predict the timing or duration of changes in the market cycle. These cyclical patterns cause our revenues and net income to fluctuate.
A significant amount of our assets is invested in debt securities and is subject to market fluctuations.
     Our investment portfolio consists substantially of debt securities. As of June 30, 2006, our investment in debt securities was approximately $1.88 billion, or 50.4 percent of our total investment portfolio. The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair market value of debt securities generally decreases as interest rates rise but investment income earned from future investments in debt securities will be higher. Conversely, if interest rates decline, investment income earned from future investments in debt securities will be lower but their fair market value will generally rise. In addition, some debt securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk, or the risk that principal will be returned more rapidly or slowly than expected, as a result of interest rate fluctuations. Based upon the composition and duration of our investment portfolio at June 30, 2006, a 100 basis point increase in interest rates would result in a decrease in the fair value of our investments of approximately $81.6 million.
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
     We invest a portion of our investment portfolio in equity securities which are subject to fluctuations in market value. As of June 30, 2006, our investments in equity securities were approximately $777.5 million, or 20.8 percent of our investment portfolio. We hold our equity securities as available for sale, and any changes in the fair value in these securities, net of tax, would be reflected in our accumulated other comprehensive income as a component of stockholders’ equity.
     As of June 30, 2006, our equity portfolio had investment concentrations in the common stock of Burlington Northern and in certain energy sector businesses. As of June 30, 2006, our Burlington Northern common stock holdings had a fair market value of $475.5 million, which represented 61.1 percent of our equity portfolio, and our energy sector equity holdings had an aggregate fair market value of $220.1 million, which represented 28.3 percent of our equity portfolio. These investment concentrations may lead to higher levels of short-term price volatility and variability in the level of unrealized investment gains or losses.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     (c) Issuer Purchases of Equity Securities.
     The following table summarizes our common stock repurchases for the quarter ended June 30, 2006.

				Total Number of	Maximum
				Shares Purchased	Number of
				as Part of	Shares that May
	Total Number			Publicly	Yet Be Purchased
	of Shares		Average Price	Announced Plans	Under the Plans
Period	Purchased		Paid per Share	or Programs	or Programs
April 1, 2006 through April 30, 2006	690	(1)	$282.115	—	—
May 1, 2006 through May 31, 2006	—		—	—	—
June 1, 2006 through June 30, 2006	—		—	—	—

Total	690	(1)	$282.115	—	—

(1)	Represents the tender to us by a director of already-owned common stock as payment of the exercise price in connection with his exercise of an option to purchase 1,960 shares of our common stock (as adjusted for stock dividends and the spin-off by us of Chicago Title Corporation in 1998) under the Alleghany Corporation Amended and Restated Directors’ Stock Option Plan.
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Our 2006 Annual Meeting of Stockholders was held on April 28, 2006. At the Annual Meeting, four directors were elected to serve for three-year terms on our Board of Directors, by the following votes:

	FOR	WITHHELD
John J. Burns, Jr.	6,846,788	61,092
Dan R. Carmichael	6,616,641	291,239
William K Lavin	6,616,790	291,090
Raymond L.M. Wong	6,852,467	55,413

In addition, one director was elected to serve for a two-year term on our Board of Directors, by the following vote:

	FOR	WITHHELD
Jefferson W. Kirby	6,759,919	147,961
     The selection of KPMG LLP, independent registered public accounting firm, as our auditors for the year 2006 was ratified by a vote of 6,663,171 shares in favor and 273,407 shares opposed. A total of 1,302 shares abstained from voting.
ITEM 6. EXHIBITS.

Exhibit Number	Description
1.1	Purchase Agreement, dated June 19, 2006 by and between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 23, 2006, is incorporated herein by reference.

3.3	Certificate of Designations, Preferences and Rights of 5.75% Mandatory Convertible Preferred Stock of the Company, filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.

4.1	Specimen certificates representing shares of common stock, par value $1.00 per share, of the Company.

10.1	Registration Rights Agreement dated as of May 18, 2006 by and between Darwin and AIHL, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2006, is incorporated herein by reference.

10.2	Master Agreement dated as of May 18, 2006 by and between Darwin and the Company, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 23, 2006, is incorporated herein by reference.

10.3	Asset Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville Sales Corporation (the “Celite Asset Purchase Agreement”), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.

10.4	List of Contents of Exhibits and Schedules to the Celite Asset Purchase Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.

10.5	Amendment No. 1 dated as of July 31, 1991 to the Celite Asset Purchase Agreement, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.

Exhibit Number	Description
10.6	Amendment No. 2 dated as of May 11, 2006 to the Celite Asset Purchase Agreement, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION Registrant

Date: August 9, 2006	/s/ Roger B. Gorham

Roger B. Gorham
Senior Vice President
(and chief financial officer)