Form 10-Q
period 2006-09-30
ALLEGHANY CORP /DE
filed 2006-11-07
CIK 775368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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
7,954,137 SHARES AS OF OCTOBER 31, 2006

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2006 AND 2005
(dollars in thousands, except share and per share amounts)
(unaudited)

		Restated
		2005
	2006	(see note 1)

Revenues
Net premiums earned	$262,509	$194,489
Net investment income	40,090	22,244
Net realized capital (losses) gains	(451)	49,906
Other income	257	1,290

Total revenues	302,405	267,929

Costs and expenses
Loss and loss adjustment expenses	126,053	360,038
Commissions, brokerage and other underwriting expenses	64,945	55,738
Other operating expenses	12,344	8,319
Corporate administration	11,610	11,237
Interest expense	1,369	877

Total costs and expenses	216,321	436,209

Earnings (loss) from continuing operations, before income taxes and minority interest	86,084	(168,280)

Income taxes	30,885	(67,520)

Earnings (loss) from continuing operations before minority interest	55,199	(100,760)

Minority interest, net of tax	1,802	—

Earnings (loss) from continuing operations	53,397	(100,760)

Discontinued operations
Operations	—	13,659
Income taxes	—	5,388

Earnings from discontinued operations, net of tax	—	8,271

Net earnings (loss)	$53,397	($92,489)

Changes in other comprehensive income
Change in unrealized gains, net of tax	427	75,482
Less: reclassification for gains realized in net earnings (net of tax)	293	(32,438)
Other	1,543	14,768

Comprehensive income (loss)	$55,660	($34,677)

Net earnings (loss)	$53,397	($92,489)
Preferred dividends	4,357	—

Net earnings available to common stockholders	$49,040	($92,489)

Basic earnings (loss) per share of common stock **
Continuing operations	$6.17	($12.52)
Discontinued operations	—	1.03

	$6.17	($11.49)

Diluted earnings (loss) per share of common stock **
Continuing operations	$5.93	($12.52)
Discontinued operations	—	1.03

	$5.93	($11.49)

Dividends per share of common stock	*	*

*	In February 2006 and March 2005, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**	Adjusted to reflect the common stock dividend declared in February 2006.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2006 AND 2005
(dollars in thousands, except share and per share amounts)
(unaudited)

	2006	2005

Revenues
Net premiums earned	$739,803	$626,695
Net investment income	101,731	56,928
Net realized capital gains	17,415	97,750
Other income	25,897	7,686

Total revenues	884,846	789,059

Costs and expenses
Loss and loss adjustment expenses	371,744	589,620
Commissions, brokerage and other underwriting expenses	182,519	164,160
Other operating expenses	34,864	25,550
Corporate administration	29,594	30,703
Interest expense	4,275	2,542

Total costs and expenses	622,996	812,575

Earnings (loss) from continuing operations, before income taxes and minority interest	261,850	(23,516)

Income taxes	73,078	(16,706)

Earnings (loss) from continuing operations before minority interest	188,772	(6,810)

Minority interest, net of tax	2,969	—

Earnings (loss) from continuing operations	185,803	(6,810)

Discontinued operations
Operations	—	13,006
Income taxes	—	6,412

Earnings from discontinued operations, net of tax	—	6,594

Net earnings (loss)	$185,803	($216)

Changes in other comprehensive income
Change in unrealized gains, net of tax	21,822	82,283
Less: reclassification for gains realized in net earnings (net of tax)	(11,320)	(63,537)
Other	1,862	9,945

Comprehensive income	$198,167	$28,475

Net earnings (loss)	$185,803	($216)
Preferred dividends	4,688	—

Net earnings available to common stockholders	$181,115	($216)

Basic earnings (loss) per share of common stock **
Continuing operations	$22.69	($0.85)
Discontinued operations	—	0.82

	$22.69	($0.03)

Diluted earnings (loss) per share of common stock **
Continuing operations	$22.22	($0.85)
Discontinued operations	—	0.82

	$22.22	($0.03)

Dividends per share of common stock	*	*

*	In February 2006 and March 2005, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**	Adjusted to reflect the common stock dividend declared in February 2006.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	September 30,
	2006	December 31,
	(unaudited)	2005

Assets
Available for sale securities at fair value:
Equity securities (cost: 2006 $385,649; 2005 $384,890)	$799,484	$796,192
Debt securities (amortized cost: 2006 $2,468,933; 2005 $1,607,948)	2,462,572	1,589,371
Short-term investments	677,436	738,846

	3,939,492	3,124,409
Other invested assets	11,477	10,876

Total investments	3,950,969	3,135,285

Cash	71,095	47,457
Notes receivable	91,589	91,535
Premium balances receivable	197,724	223,378
Reinsurance recoverables	1,213,069	1,642,199
Ceded unearned premium reserves	366,001	314,472
Deferred acquisition costs	80,353	62,161
Property and equipment at cost, net of accumulated depreciation and amortization	18,106	19,708
Goodwill and other intangibles, net of amortization	161,573	167,506
Other assets	79,443	74,196
Current taxes receivable	—	18,310

	$6,229,922	$5,796,207

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$2,339,892	$2,581,041
Unearned premiums	936,557	812,982
Reinsurance payable	131,518	181,693
Net deferred tax liabilities	65,374	95,988
Subsidiaries’ debt	80,000	80,000
Current taxes payable	34,053	—
Minority interest	71,716	—
Other liabilities	226,285	176,176

Total liabilities	3,885,395	3,927,880

Preferred stock (shares authorized: 2006 - 1,132,000; 2005 - none; issued and outstanding 2006 - 1,132,000; 2005 - none)	299,527	—
Common stock
Common stock (shares authorized: 2006 and 2005 - 22,000,000; issued and outstanding 2006 - 7,952,637; 2005 - 8,062,977)	7,953	7,905
Contributed capital	627,202	599,617
Accumulated other comprehensive income	258,307	245,944
Retained earnings	1,151,538	1,014,861

Total stockholders’ equity	2,344,527	1,868,327

	$6,229,922	$5,796,207

Common Shares Outstanding *	7,952,637	8,062,977

*	Adjusted to reflect the common stock dividend declared in February 2006.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2006 AND 2005
(dollars in thousands)
(unaudited)

		Revised
		2005
	2006	(see Note 1)

Cash flows from operating activities
Net earnings	$185,803	($216)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,370	17,682
Realized capital gains	(17,415)	(97,750)
(Increase) decrease in other assets	(27,654)	6,746
Decrease (increase) in reinsurance receivable, net of reinsurance payables	378,955	(975,116)
Decrease in premium balances receivable	25,654	23,183
(Increase) in ceded unearned premium reserves	(51,529)	(7,824)
Decrease in deferred acquisition costs	(18,192)	(4,148)
(Decrease) increase in other liabilities and current taxes	93,464	(11,967)
Increase in unearned premiums	123,575	18,747
(Decrease) increase in losses and loss adjustment expenses	(241,149)	1,324,912
Discontinued operations	0	11,484

Net adjustments	272,079	305,949

Net cash provided by operating activities	457,882	305,733

Cash flows from investing activities
Purchase of investments	(1,282,761)	(1,055,598)
Sales of investments	252,461	352,384
Maturities of investments	220,814	233,087
Purchases of property and equipment	(2,971)	(7,812)
Net change in short-term investments	77,205	26,058
Acquisition of insurance companies, net of cash acquired	(214)	(25,574)
Discontinued operations	0	4,908
Net proceeds from sale of subsidiary	0	201,893
Other, net	(34,524)	(30,619)

Net cash used in investing activities	(769,990)	(301,273)

Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	290,422	0
Proceeds from issuance of subsidiary common stock, net of issuance costs	86,288	0
Treasury stock acquisitions	(39,186)	0
Discontinued operations	0	8,991
Tax benefit on stock options exercised	970	0
Convertible preferred stock dividends paid	(4,036)	0
Other, net	1,288	1,655

Net cash provided by financing activities	335,746	10,646

Cash flows of discontinued operations
Operating activities	0	(386)
Investing activities	0	(22,600)
Financing activities	0	(8,991)
Net cash used in by discontinued operations	0	(31,977)

Net increase (decrease) in cash	23,638	(16,871)
Cash at beginning of period	47,457	73,545

Cash at end of period	$71,095	$56,674

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$3,286	$1,946
Income taxes	$60,296	$64,214
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
1. Principles of Financial Statement Presentation
This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”), and the Quarterly Reports on Form 10-Q for the quarter and six months ended March 31, 2006 and June 30, 2006, respectively, of Alleghany Corporation (the “Company”).
The information included in this report is unaudited, but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.
The accompanying consolidated financial statements include the results of the Company and its wholly-owned and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company balances and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such reported results to the extent that GAAP-required management estimates and assumptions prove to be inaccurate.
Certain prior year amounts have been reclassified to conform to the 2006 presentation. Commencing with the 2005 fourth quarter, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations in the consolidated statements of cash flows, which in prior periods were excluded from such statements. In addition, as noted in Note 18 to the Consolidated Financial Statements contained in the 2005 10-K, quarterly results for September 30, 2005 have been restated to correctly account for a $4.2 million increase in deferred tax valuation allowance which had been established at June 30, 2005, and was subsequently reversed at September 30, 2005. The $4.2 million benefit is now properly reflected as part of continuing operations, rather than discontinued operations. This restatement did not have any effect on the Company’s net earnings or financial position for any period during 2005, nor for the year-to-date results from continuing or discontinued operations.
2. Share-Based Compensation Plans
(a) Basis of Accounting — In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123 (revised), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based compensation transactions be recognized in the financial statements, establishes fair value as the measurement objective in accounting for share-based compensation arrangements and requires the application of a fair value based measurement method in accounting for share-based compensation transactions with employees. SFAS 123R was adopted by the Company for awards made or modified on or after January 1, 2006.

Prior to SFAS 123R, the Company followed Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 established accounting and reporting standards for share-based employee compensation plans and allowed companies to choose between the “fair value based method of accounting” as defined in SFAS 123 and the “intrinsic value based method of accounting” as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company had elected to continue to follow the “intrinsic value based method of accounting” for awards granted prior to 2003, and accordingly, no expense was recognized for share-based awards. Effective January 1, 2003, the Company adopted the “fair value based method of accounting” of SFAS 123, and used the prospective transition method for share-based awards granted after January 1, 2003. The fair value based method under SFAS 123 is similar to that employed under SFAS 123R. The adoption of SFAS 123R on the Company’s consolidated financial results and financial condition was immaterial.
The fair value of each option grant by the Company is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no cash dividend yield for all years; expected volatility ranges of 17.8 percent to 19.0 percent; risk-free interest rates ranging from 3.21 percent to 5.15 percent and expected lives of up to eight (8) years. As of September 30, 2006, the Company accounted for all outstanding share-based awards under the fair value based method of accounting.
(b) General — As of September 30, 2006, the Company had share-based payment plans for parent-level employees and directors. As described in more detail below, parent-level share-based payments to current employees consist only of restricted stock awards and performance share awards, and no stock options. Parent-level share-based payments to non-employee directors consist of annual awards of stock options and restricted stock. In addition, as of September 30, 2006, RSUI Group, Inc. (“RSUI”) and Darwin Professional Underwriters, Inc. (“Darwin”) had their own share-based payment plans, which are described below.
Amounts recognized as compensation expense in the consolidated statements of earnings and comprehensive income with respect to share-based awards under plans for parent-level employees and directors were $5.2 million and $5.7 million for the three months ended September 30, 2006, and 2005, respectively, and $9.4 million and $14.6 million for the nine months ended September 30, 2006, and 2005, respectively. The amount of related income tax benefit recognized as income in the consolidated statements of earnings and comprehensive income with respect to these plans was $1.8 million and $2.0 million for the three months ended September 30, 2006, and 2005, respectively, and $3.3 million and $5.1 million for the nine months ended September 30, 2006, and 2005, respectively. For the first nine months of 2006 and 2005, $6.0 million and $6.6 million of common stock, par value $1.00 per share, of the Company (“Common Stock”), at fair market value, respectively, and $3.5 and $6.8 million of cash, respectively, was paid by the Company under plans for parent-level employees and directors. As noted above, as of September 30, 2006, all outstanding awards were accounted for under the fair value based method of accounting. However, under the prospective transition method, not all outstanding awards were accounted for under the fair value based method of accounting as of September 30, 2005. The table below illustrates the effect for the three and nine months ended September 30, 2005 had the fair value method been adopted with respect to all outstanding and unvested awards under all plans for parent-level employees and directors (in thousands, except per share data):

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(92,489)	$(216)

Add: share-based employee compensation expense included in reported net earnings, net of related tax	3,680	9,479

Less: share-based compensation expense determined exclusively under the fair value method, net of related tax	2,671	7,401

Pro forma net (loss) earnings	$(91,480)	$1,862

Basic loss per share, as reported	$(11.49)	$(0.03)
Pro forma basic (loss) earnings per share	$(11.36)	$0.23

Diluted earnings (loss) per share, as reported	$(11.49)	$(0.03)
Pro forma diluted (loss) earnings per share	$(11.32)	$0.23
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
(c) Stock Option Plans — The Company provides, through its Amended and Restated Directors’ Stock Option Plan (under which options were granted through May 1999) and its 2000 Directors’ Stock Option Plan (which terminated on December 31, 2004), for the automatic grant of non-qualified options to purchase 1,000 shares of Common Stock in each year after 1987 to each non-employee director. In addition, the Company’s 2005 Directors’ Stock Plan (the “2005 Plan”) provides for the automatic grant of nonqualified options to purchase 500 shares of Common Stock, as well as 250 shares of restricted Common Stock, to each non-employee director. In 2006 and 2005, the Company awarded a total of 2,000 restricted shares and 1,785 restricted shares, respectively, which vest over a one-year period.
In addition, the Company has options outstanding under certain subsidiary stock option plans. These plans consist of: (i) the Subsidiary Directors’ Stock Option Plan (the “Subsidiary Option Plan”); and (ii) the Underwriters Re Group, Inc. 1997 Stock Option Plan (the “URG 1997 Plan”). Under the Subsidiary Option Plan, non-employee directors of the Company’s subsidiaries were eligible to receive grants of nonqualified stock options for Common Stock from the Company. The Subsidiary Option Plan expired on July 31, 2003. Under the URG 1997 Plan, options to purchase Common Stock were granted to certain members of URG management in exchange for options to purchase shares of URG. No shares of Common Stock remain available for future option grants under the URG 1997 Plan.
The amount of options outstanding and exercisable with respect to all of the above stock option plans as of September 30, 2006 and 2005 was 89,000 and 107,000, respectively. In addition, such options had:
–	a weighted average grant price of $175.00 per share and $160.00 per share as of September 30, 2006 and 2005, respectively;

–	a weighted average remaining term of 3.9 years and 4.0 years, as of September 30, 2006 and 2005 respectively;

–	an intrinsic value (i.e., exercise price) of $15.6 million and $17.0 million as of September 30, 2006 and 2005, respectively.
The intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 were $1.3 million and $1.0 million, respectively. The number of non-vested options outstanding as of September 30, 2006 was 13,000, with a total average grant date fair value of $2.7 million.
(d) Alleghany 2002 Long Term Incentive Plan — The Company provides through its 2002 Long-Term Incentive Plan (the “2002 LTIP”) incentive compensation to management employees of the type commonly known as restricted shares, stock appreciation rights, performance shares and performance units, as well as other types of incentive compensation. Awards may include, but are not limited to, cash and/or shares of Common Stock, rights to receive cash and/or shares of Common Stock, and options to purchase shares of Common Stock including options intended to qualify as incentive stock options under the Internal Revenue Code and options not intended to so qualify. Under the 2002 LTIP, the following types of awards are outstanding:
(i) Performance Share Awards — Participants are entitled, at the end of a four-year award period, to a maximum amount equal to the value of one and one-half shares of Common Stock for each performance share issued to them based on market value on the payment date. In general, performance share payouts will be made in cash to the extent of minimum statutory withholding requirements in respect of an award, with the balance in Common Stock. Payouts are made provided defined levels of performance are achieved. As of September 30, 2006, 87,192 performance shares were outstanding. Expense is recognized over the performance period on a pro rata basis.
(ii) Restricted Share Awards — The Company has awarded to certain management employees restricted shares of Common Stock. These awards entitle the participants to a specified maximum amount equal to the value of one share of Common Stock for each restricted share issued to them based on the market value on the payment date. In virtually all instances, payouts are made provided defined levels of performance are achieved. As of September 30, 2006, 65,243 restricted shares were outstanding, of which 2,000 were granted in 2006, 30,770 were granted in 2004 and 32,473 were granted in 2003. The expense is recognized ratably over the performance period, which can be extended under certain circumstances. The 2004 and 2003 awards are expected to vest over four (4) years. In addition, as of September 30, 2006, 21,224 restricted stock units were outstanding.

(e) RSUI Restricted Share Plan — RSUI has a Restricted Stock Unit Plan (the “RSUI Plan”) for the purpose of providing equity-like incentives to key employees. Under the RSUI Plan, restricted stock units (“units”) are issued. Additional units, defined as the “Deferred Equity Pool,” may be created in the future if certain financial performance measures are met. Units may only be settled in cash. The fair value of each unit is calculated as stockholder’s equity of RSUI, adjusted for certain capital transactions and accumulated compensation expense recognized under the RSUI Plan, divided by the sum of RSUI common stock outstanding and the original units available under the RSUI Plan. The units vest on the fourth anniversary of the date of grant and contain certain restrictions, relating to, among other things, forfeiture in the event of termination of employment and transferability. For the three months ended September 30, 2006 and 2005, RSUI recorded $9.6 million and $5.0 million, respectively, in compensation expense related to the RSUI Plan. For the nine months ended September 30, 2006 and 2005, $24.6 million and $15.1 million, respectively, of compensation expense was recorded. During the same periods, a deferred tax benefit of $3.3 million, $1.8 million, $8.6 million and $5.3 million, respectively, related to the compensation expense was recorded.
(f) Darwin Share Plans — Darwin has four share-based payment plans for employees and non-employee directors. The 2003 Restricted Stock Plan (as amended November 2005), and the 2006 Stock Incentive Plan apply to key employees. The 2006 Employees’ Restricted Stock Plan applies to all employees, except certain key employees, at the time of Darwin’s initial public offering. Finally, the Unit Plan for Non-employee Directors applies to non-employee directors. Collectively, the shares issued under these plans had a nominal fair value at the date of grant, and consequently, resulted in increases in compensation expense.
Under the 2003 Restricted Stock Plan (the most significant of these plans), Darwin reserved 1,650,000 of its authorized common shares (approximating 10 percent of all shares currently outstanding). These restricted stock awards generally vest at a rate of 50 percent on each of the third and fourth anniversaries of the grant date, contingent on the continued employment of the grantee at Darwin.
3. Discontinued Operations
As more fully described in Note 2 to the Consolidated Financial Statements contained in the 2005 10-K, the Company sold World Minerals, Inc. (“World Minerals”), its worldwide industrial minerals business, on July 14, 2005. The sale of World Minerals produced an after-tax gain of $18.6 million in the third quarter of 2005. The Company has classified the operations of World Minerals as a “discontinued operation” in its financial statements.
4. Earnings Per Share
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2006 and 2005 (in thousands, except share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Net earnings (loss)	$53,397	$(92,489)	$185,803	$(216)
Preferred dividends	4,357	—	4,688	—

Income available to common stockholders for basic earnings per share	49,040	(92,489)	181,115	(216)
Preferred dividends	4,357	—	4,688	—
Effect of other dilutive securities	13	—	391	—

Income available to common stockholders for diluted earnings per share	$53,410	$(92,489)	$186,194	$(216)

Weighted average shares outstanding applicable to basic earnings per share	7,952,052	8,050,516	7,983,690	8,038,743
Preferred stock	1,049,446	—	377,023	—
Effect of other dilutive securities	241	—	19,379	—

Adjusted weighted average shares outstanding applicable to diluted earnings per share	9,001,739	8,050,516	8,380,092	8,038,743

Contingently issuable shares of 84,389 and 80,556 were potentially available during 2006 and 2005, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.
Quarterly earnings per share amounts may not equal year-to-date amounts due to rounding.
5. Commitments and Contingencies
(a) Leases — The Company leases certain facilities, furniture and equipment under long-term lease agreements.
(b) Litigation — The Company’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provisions are adequate.
(c) Asbestos and Environmental Exposure — Alleghany Insurance Holdings LLC’s (“AIHL”) reserve for unpaid losses and loss adjustment expenses includes $24.9 million of gross reserves and $24.9 million of net reserves at September 30, 2006 for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of Capitol Transamerica Corporation (“CATA”) between 1969 and 1976. This subsidiary exited this business in 1976. Reserves for asbestos and environmental impairment claims cannot be estimated with traditional loss reserving techniques because of uncertainties that are greater than those associated with other types of claims. Factors contributing to those uncertainties include a lack of historical data, the significant periods of time that often elapse between the occurrence of an insured loss and the reporting of that loss to the ceding company and the reinsurer, uncertainty as to the number and identity of insureds with potential exposure to such risks, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability. Loss reserve estimates for such environmental and asbestos exposures include case reserves, which also reflect reserves for legal and other loss adjustment expenses and for claims incurred but not reported (“IBNR”) reserves. IBNR reserves are determined based upon historic general liability exposure base and policy language, previous environmental loss experience and the assessment of current trends in environmental law, environmental cleanup costs, asbestos liability law and judicial determinations and legal settlements of asbestos liabilities.
For both asbestos and environmental reinsurance claims, CATA establishes case reserves by receiving case reserve amounts from its ceding companies, and verifying these amounts against reinsurance contract terms, analyzing from the first dollar of loss incurred by the primary insurer. In establishing the liability for claims for asbestos related liability and for environmental impairment claims, management considers facts currently known and the current state of the law and coverage litigation. Additionally, ceding companies often report potential losses on a precautionary basis to protect their rights under the reinsurance arrangement, which generally calls for prompt notice to the reinsurer. Ceding companies, at the time they report such potential losses, advise CATA of the ceding companies’ current estimate of the extent of such loss. CATA’s claims department reviews each of the precautionary claims notices and, based upon current information, assesses the likelihood of loss to CATA. Such assessment is one of the factors used in determining the adequacy of the recorded asbestos and environmental reserves.
(d) Indemnification Obligations — On July 14, 2005, the Company completed the sale of its world-wide industrial minerals business, World Minerals, to Imerys USA, Inc. (the “Purchaser”), a wholly-owned subsidiary of Imerys, S.A., pursuant to a Stock Purchase Agreement, dated as of May 19, 2005, by and among the Purchaser, Imerys, S.A. and the Company (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, the Company undertook certain indemnification obligations, including a general indemnification for breaches of representations and warranties set forth in the Stock Purchase Agreement (the “Contract Indemnification”) and a special indemnification (the “Products Liability Indemnification”) related to products liability claims arising from events that occurred during pre-closing periods, including the period of Company ownership (the “Alleghany Period”).
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
Based on the Company’s experience to date and other analyses, the Company established a $600,000 reserve in connection with the Products Liability Indemnification for the Alleghany Period. The reserve was $540,000 at September 30, 2006.
(e) Equity Holdings — The Company invests a portion of its investment portfolio in equity securities which are subject to fluctuations in market value. As of September 30, 2006, the Company’s equity portfolio had an investment concentration in the common stock of Burlington

Northern Santa Fe Corporation (“Burlington Northern”), a railroad holding company, amounting to $440.6 million in fair market value as of that date. In addition, as of September 30, 2006, the Company’s equity portfolio had an investment concentration in common stocks of companies in the energy sector, amounting to $254.8 million in fair market value as of that date.
6. Segments of Business
Information related to the Company’s reportable business operating segments is shown in the tables below. Property and casualty insurance operations, including fidelity and surety operations, are conducted by AIHL through its subsidiaries RSUI, CATA, Darwin and, as of July 1, 2006, AIHL Re LLC (“AIHL Re”). The primary components of “corporate activities” are Alleghany Properties, LLC (“Alleghany Properties”), and corporate investment and other activities at the parent level, including strategic equity investments which are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies.
The Company’s reportable segments are reported in a manner consistent with the way management evaluates the businesses. As such, insurance underwriting activities are evaluated separately from investment activities. Net realized capital gains are not considered relevant in evaluating investment performance on an annual basis. Segment accounting policies are the same as the Significant Accounting Principles summarized in Note 1 to the Consolidated Financial Statements contained in the 2005 10-K.

	Three months ended		Nine months ended
	September 30,		September 30
(dollars in millions)	2006	2005	2006	2005
		Restated (1)
Revenues:
AIHL insurance group:
Net premiums earned
RSUI	$165.9	$133.1	$500.4	$446.8
CATA	44.1	39.4	127.7	119.2
Darwin	35.0	22.0	94.2	60.7
AIHL Re	17.5	—	17.5	—

	262.5	194.5	739.8	626.7

Net investment income	33.9	17.2	87.4	46.0
Net realized capital (losses) gains	(0.4)	4.6	15.0	30.4
Other income	0.2	0.7	1.6	2.7

Total insurance group	296.2	217.0	843.8	705.8
Corporate activities:
Net investment income	6.2	5.0	14.3	10.9
Net realized capital gains	—	45.3	2.4	67.4
Other income (2)	—	0.6	24.3	5.0

Total	$302.4	$267.9	$884.8	$789.1

Earnings (loss) from continuing operations, before income taxes and minority interest:
AIHL insurance group:
Underwriting profit (3)
RSUI (4)	$46.9	$(226.4)	$149.6	$(139.4)
CATA	6.0	4.8	15.3	11.2
Darwin	1.3	0.4	3.3	1.1
AIHL Re	17.3	—	17.3	—

	71.5	(221.2)	185.5	(127.1)

Net investment income	33.9	17.2	87.4	46.0
Net realized capital gains	(0.4)	4.6	15.0	30.4
Other income, less other expenses	(11.5)	(7.1)	(30.1)	(20.6)

Total insurance group	93.5	(206.5)	257.8	(71.3)

Corporate activities:
Net investment income	6.2	5.0	14.3	10.9
Net realized capital gains	—	45.3	2.4	67.4
Other income (2)	—	0.6	24.3	5.0
Corporate administration and other expenses	12.2	11.8	32.6	33.0
Interest expense	1.4	0.9	4.3	2.5

Total (2)	$86.1	$(168.3)	$261.9	$(23.5)

(1) - As described in more detail in Note 18 to the Consolidated Financial Statements contained in the 2005 10-K, quarterly results for the period ended September 30, 2005 have been restated to correctly account for a $4.2 million increase in deferred tax valuation allowance which had been established at June 30, 2005 and was subsequently reversed at September 30, 2005,. The $4.2 million benefit is now properly reflected as part of continuing operations, rather than discontinued operations. This restatement did not have any effect on the Company’s net earnings or financial position for any period during 2005, nor for the year-to-date results from continuing or discontinued operations.

(2) - On May 26, 2006, Alleghany Properties completed the sale of 59 acres of real property consisting of unimproved land located in Rocklin County, California for $29.3 million, recorded in other income. The sale resulted in an estimated net pre-tax gain of $23.1 million, which is reflected in the nine months ended September 30, 2006.
(3) - Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or net realized capital gains. Underwriting expenses represents commission and brokerage expenses and that portion of salaries, administration and other operating expenses directly attributable to underwriting activities, whereas the remainder constitutes ‘other expenses.’
(4) — Includes RSUI net catastrophe losses, including reinstatement premiums, of $3.8 million and $276.0 million for the three months ended September 30, 2006 and 2005, respectively, and $6.2 million and $289.5 million for the nine months ended September 30, 2006 and 2005, respectively. Catastrophe losses for CATA and AIHL Re were not significant.
7. Taxes
Net earnings from continuing operations for the first nine months of 2006 include a tax benefit of $10.8 million resulting from the release in the first quarter of 2006 of a valuation allowance the Company held with respect to a portion of its deferred tax assets relating to unused foreign tax credits. The unused foreign tax credits arose from the Company’s ownership of World Minerals prior to its sale in July 2005. These credits were originally estimated at $19.2 million as of December 31, 2005, but were reduced to $10.8 million in the 2006 first quarter based on new information received from World Minerals and its parent, Imerys USA, Inc. In the first quarter of 2006, the Company adopted and began implementation of a formal plan which it believes will allow the Company to fully use such credits commencing in 2007. During the second quarter of 2006, as a result of the Company’s anticipation of re-filing a prior year tax return, foreign tax credits in addition to the $10.8 million were determined. However, such additional credits were substantially offset by increases in current tax liabilities, principally connected to taxes incurred on the Company’s sale of World Minerals as a result of additional information.
The Company’s effective tax rate on earnings from continuing operations before income taxes and minority interest was reduced to 27.9% for the first nine months of 2006. This rate compares to a 71.0 % tax rate applied to the tax benefit accrued for the comparable 2005 period, which reflected the impact of significant catastrophe losses incurred during 2005.
On May 26, 2006, Alleghany Properties completed the sale of 59 acres of real property consisting of unimproved land located in Rocklin County, California for $29.3 million, which amount was recorded in “other income.” The sale resulted in an estimated net pre-tax gain of $23.1 million, and tax expense of approximately $10.2 million, in the second quarter of 2006. At that time, the tax was classified as deferred because the Company intended to use the proceeds of the sale to purchase certain real estate which would allow for deferral of tax under the Internal Revenue Code of 1986, as amended, assuming that all conditions were met by the Company during the 2006 fourth quarter. As of September 30, 2006, the Company determined that such real estate would not be purchased during the 2006 fourth quarter. As a result, the $10.2 million of tax expense has been reclassified as a current tax liability and subsequently paid as of September 30, 2006.

8. Reinsurance
RSUI’s catastrophe reinsurance program, which renewed on May 1, 2006, currently covers $625.0 million of losses, before co-participation by RSUI, in excess of a $75.0 million net retention. The program was placed approximately 36 percent for non-earthquake losses and approximately 51 percent for earthquake losses with third party reinsurers. The remainder of the program was placed with AIHL Re, a captive reinsurance subsidiary of AIHL formed in June 2006 to provide catastrophe reinsurance coverage for RSUI. In connection with the establishment of AIHL Re, AIHL made a capital contribution to AIHL Re of $50.0 million during the 2006 third quarter, which is not available for dividends or advances to AIHL or the Company due to regulatory restrictions.
AIHL Re and RSUI entered into a reinsurance agreement, effective July 1, 2006, whereby AIHL Re, in exchange for market-based premiums, took that portion of RSUI’s $625.0 million catastrophe reinsurance program not covered by third party reinsurers. Pursuant to this agreement, AIHL Re is providing coverage for 59 percent of non-earthquake losses and 44 percent of earthquake losses in RSUI’s catastrophe reinsurance program. Because AIHL Re is a wholly-owned subsidiary of AIHL, there is no net reduction of our catastrophe exposure on a consolidated basis as a result of RSUI’s arrangement with AIHL Re. To secure AIHL Re’s obligations to make payments to RSUI under the July 1, 2006 agreement, deposits of $208.0 million in the aggregate were made in two trust funds established for the benefit of RSUI.
RSUI’s property per risk reinsurance program also expired on April 30, 2006. At renewal, RSUI obtained reinsurance coverage for $90.0 million in excess of a $10.0 million net retention per risk (compared with coverage for $95.0 million in excess of a $5.0 million net retention per risk, with RSUI having a 50 percent co-participation on losses between $5.0 and $10.0 million, under the expiring program) after the application of the surplus share treaties and facultative reinsurance, providing coverage substantially similar to that of the expired program.
AIHL’s largest concentration of reinsurance recoverables at September 30, 2006 was $168.6 million, representing 13.9 percent of AIHL’s total reinsurance recoverables, due from Swiss Reinsurance America Corporation (“Swiss Re”), which recently acquired Employers Reinsurance Corp.. At September 30, 2006, the A.M. Best Company Inc. financial strength rating of Swiss Re was A+ (Superior).
9. Mandatory Convertible Preferred Stock Offering
On June 23, 2006, the Company completed an offering of 1,132,000 shares of 5.75% mandatory convertible preferred stock (the “Preferred Stock”) at a price to the public of $264.60 per share, less underwriter discounts and other related expenses, resulting in net proceeds to the Company of $290.4 million. The annual dividend on each share of Preferred Stock is $15.2144. Dividends on the Preferred Stock accrue and accumulate from the date of issuance, and, to the extent the Company is legally permitted to pay dividends and the Company’s board of directors declares a dividend payable, the Company will pay dividends in cash on a quarterly basis.
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
10. Stockholders’ Equity
On May 24, 2006, Darwin closed the initial public offering of its common stock. In the offering, Darwin sold 6.0 million shares of common stock for net proceeds of $86.3 million, all of which were used to reduce the Company’s equity interests in Darwin by redeeming Darwin preferred stock held by the Company. Upon completion of the offering, all remaining unredeemed shares of Darwin preferred stock automatically converted to shares of Darwin common stock. The Company continues to own 54.9 percent of the total outstanding shares of common stock of Darwin (with no preferred stock outstanding). In connection with this transaction, the Company recorded an after-tax gain of $9.5 million, which has been reflected in “Contributed Capital.” The third party ownership of Darwin is reflected on the consolidated balance sheet and income statement as a minority interest liability and expense, respectively.
11. Recent Accounting Pronouncements
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
In September 2006, FASB Statement 157, “Fair Value Measurements,” was issued. This Statement, effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, provides guidance for using fair value to measure assets and liabilities. This Statement does not expand the use of fair value in any new circumstances, and the Company does not believe that it will have a material impact on the Company’s results of operations and financial condition.
In September 2006, FASB Statement 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R),” was issued. This Statement requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The Company does not believe that this Statement will have a material impact on its results of operations and financial condition, as the current under-funded status of all of the Company’s plans aggregate to less than $3.0 million after tax. In accordance with the Statement, the under-funded status of all plans as of December 31, 2006 will be recorded by the Company as a reduction to comprehensive income in the fourth quarter of 2006.
At its September 2006 meeting, the Emerging Issues Task Force reached a consensus with respect to Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 addresses split-dollar life insurance which is defined as arrangement in which the employer and an employee share the cash surrender value and/or death benefits of an insurance policy. Premiums may either be split by the employer and the employee or the employer pays all of the premiums. EITF 06-4 applies to endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to post-retirement periods. In such instances, an employer should recognize a liability for future benefits in accordance with Statement 106 or Opinion 12 (depending on whether a substantive plan is deemed to exist) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company has endorsement split-dollar life insurance policies for its executives that are effective during employment as well as retirement. Premiums are paid by the Company, and death benefits are split between the Company and the beneficiaries of the executive. Death benefits after retirement that inure to the beneficiaries are generally equal to the annual ending salary of the executive at the date of retirement. The Company will adopt EITF 06-4 in the first quarter of 2008, and does not anticipate that it will have any material impact on its results of operations and financial condition.
The Securities and Exchange Commission released Staff Accounting Bulletin No. 108 (“SAB 108”), in September 2006. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current period misstatement. In addition, upon adoption, SAB 108 permits a company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. The Company will adopt SAB 108 in the first quarter of 2007, and does not anticipate that it will have any material impact on its results of operations and financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     References in this Form 10-Q to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. “AIHL” refers to our insurance holding company subsidiary Alleghany Insurance Holdings LLC. “RSUI” refers to our subsidiary RSUI Group, Inc. and its subsidiaries. “AIHL Re” refers to AIHL Re LLC. “CATA” refers to our subsidiary Capitol Transamerica Corporation and its subsidiaries. “Darwin” refers to Darwin Professional Underwriters, Inc. and its subsidiaries. Unless the context otherwise requires, references to AIHL include the operations of RSUI, CATA, Darwin and AIHL Re. “Alleghany Properties” refers to our subsidiary Alleghany Properties LLC.
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
Business Overview
     We are engaged, through AIHL and its subsidiaries RSUI, CATA (which includes the results of Platte River Insurance Company), Darwin and AIHL Re in the property and casualty insurance business. We also own and manage properties in the Sacramento, California region through our subsidiary Alleghany Properties and conduct corporate investment and other activities at the parent level, including the holding of strategic equity investments which are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies. We were engaged in the industrial minerals business through World Minerals, Inc. and its subsidiaries, or “World Minerals,” until July 14, 2005, when we sold that business to Imerys USA, Inc. As a result of our disposition of World Minerals, this business has been classified as a discontinued operation in this Form 10-Q, and we no longer have any foreign operations. We intend to continue to expand our operations through internal growth at our subsidiaries as well as through potential operating company acquisitions and investments.
     The following discussion and analysis presents a review of our results for the quarter and nine months ended September 30, 2006 and 2005. You should read this review in conjunction with the consolidated financial statements and other data presented in this Form 10-Q as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained in our Annual Report on Form 10-K for the year ended December 31, 2005, or the “2005 10-K,” our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and our Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2006, or “2006 Second Quarter 10-Q,” and “Risk Factors” contained in the 2006 Second Quarter 10-Q. Our 2006 results are not indicative of operating results in future periods.
Critical Accounting Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period covered by the financial statements. Critical accounting estimates are defined as those estimates that are important to the presentation of our financial condition and results of operations and require us to exercise significant judgment.
     We review our critical accounting estimates and assumptions quarterly. These reviews include evaluating the adequacy of reserves for unpaid losses and loss adjustment expenses and the reinsurance allowance for doubtful accounts, analyzing the recoverability of deferred tax assets, assessing goodwill for impairment and evaluating the investment portfolio for other-than-

temporary declines in estimated fair value. Actual results may differ from the estimates used in preparing the consolidated financial statements.
Readers are encouraged to review our 2005 10-K for a more complete description of our critical accounting estimates.
Results of Operations
The following table summarizes our consolidated revenues, costs and expenses and earnings.

	Three months ended		Nine months ended
	September 30,		September 30,
		2005
(in millions)	2006	Restated*	2006	2005

Revenues
Net premiums earned	$262.5	$194.5	$739.8	$626.7
Net investment income	40.1	22.2	101.7	56.9
Net realized capital (losses) gains	(0.5)	49.9	17.4	97.8
Other income	0.3	1.3	25.9	7.7

Total revenues	302.4	267.9	884.8	789.1

Costs and expenses
Loss and loss adjustment expenses	126.1	360.0	371.7	589.6
Commissions, brokerage and other underwriting expenses	64.9	55.7	182.5	164.2
Other operating expenses	12.3	8.3	34.8	25.6
Corporate administration	11.6	11.2	29.6	30.7
Interest expense	1.4	1.0	4.3	2.5

Total costs and expenses	216.3	436.2	622.9	812.6

Earnings (loss) from continuing operations, before income taxes and minority interest	86.1	(168.3)	261.9	(23.5)
Income taxes	30.9	(67.5)	73.1	(16.7)

Earnings (loss) from continuing operations before minority interest	55.2	(100.8)	188.8	(6.8)
Minority interest, net of tax	1.8	—	3.0	—

Earnings (loss) from continuing operations	53.4	(100.8)	185.8	(6.8)
Earnings from discontinued operations, net of tax	—	8.3 **	—	6.6 **

Net earnings (loss)	$53.4	$(92.5)	$185.8	$(0.2)

Revenues

AIHL	$296.2	$217.0	$843.8	$705.8

Corporate activities***	$6.2	$50.9	$41.0	$83.3

Earnings (loss) from continuing operations, before income taxes and minority interest

AIHL	$93.5	$(206.5)	$257.8	$(71.3)

Corporate activities***	$(7.4)	$38.2	$4.1	$47.8

*	See Note 1 to the Consolidated Financial Statements contained herein.

**	Amount reflects the discontinued operations of World Minerals prior to its sale in July 2005.

***	Corporate activities consist of Alleghany Properties and corporate activities at the parent level.

     Our earnings from continuing operations before income taxes and minority interest for the three and nine months ended September 30, 2006 increased from the corresponding 2005 periods, primarily reflecting a significant decrease in net catastrophe losses incurred in 2006 compared with 2005, which included significant catastrophe losses attributable to Hurricanes Katrina and Rita. Catastrophe losses were $5.0 million and $9.5 million in the three months and nine months ended September 30, 2006, compared with $276.5 million and $290.5 million in the corresponding 2005 periods.
     2006 nine month results also reflect an increase in other income, net investment income and net premiums earned, partially offset by lower net realized capital gains and higher non-catastrophe-related loss and loss adjustment expenses related to the increase in net premiums earned. Other income for the nine months ended September 30, 2006 reflects a $23.1 million gain on sale of 59 acres of real estate in May of 2006 by Alleghany Properties. The increase in net investment income was primarily due to higher investment yields and positive cash flow in 2006, as well as the investment of proceeds from our sale of mandatory convertible preferred stock (after capitalization of AIHL Re) and proceeds that we received as a result of Darwin’s initial public offering of its common stock during the 2006 second quarter. The increase in net premiums earned at AIHL primarily reflects growth at Darwin and RSUI.
     Net earnings from continuing operations for the first nine months of 2006 include a tax benefit of $10.8 million in the first quarter of 2006 resulting from the release of a valuation allowance we held with respect to a portion of our deferred tax assets related to unused foreign tax credits. The unused foreign tax credits arose from our ownership of World Minerals prior to its sale in July 2005. Net earnings from continuing operations for the first nine months of 2005 include an overall tax benefit as a result of the significant catastrophe losses incurred during the 2005 third quarter.

AIHL Results of Operations
     The comparative pre-tax contributions to AIHL’s results made by its operating units RSUI, CATA, Darwin and AIHL Re, and total AIHL results, were as follows (in millions, except ratios):
Three months ended September 30,

	RSUI	AIHL Re	CATA	Darwin	AIHL
2006

Gross premiums written	$389.2	$—	$47.2	$65.4	$501.8
Cession to AIHL Re	(58.0)	58.0	—	—	—

Gross premiums written after AIHL Re cession	$331.2	$58.0	$47.2	$65.4	$501.8

Net premiums written	112.1	58.0	45.2	41.9	257.2

Net premiums earned (1)	$165.9	$17.5	$44.1	$35.0	$262.5
Loss and loss adjustment expenses	81.7	—	20.2	24.2	126.1
Underwriting expenses (2)	37.3	0.2	17.9	9.5	64.9

Underwriting profit (3)	$46.9	$17.3	$6.0	$1.3	71.5

Net investment income (1)					33.9
Net realized capital losses (1)					(0.4)
Other income (1)					0.2
Other expenses (2)					(11.7)

Earnings before income taxes and minority interest					$93.5

Loss ratio (4)	49.2%	—	45.7%	69.2%	48.0%
Expense ratio (5)	22.5%	1.2%	40.6%	27.1%	24.7%
Combined ratio (6)	71.7%	1.2%	86.3%	96.3%	72.7%

2005

Gross premiums written	$305.9	—	$44.1	$43.0	$393.0
Net premiums written	134.0	—	41.7	26.0	201.7

Net premiums earned (1)	$133.1	—	$39.4	$22.0	$194.5
Loss and loss adjustment expenses	326.8	—	18.3	14.9	360.0
Underwriting expenses (2)	32.7	—	16.3	6.7	55.7

Underwriting (loss) profit (3)	$(226.4)	—	$4.8	$0.4	(221.2)

Net investment income (1)					17.2
Net realized capital gains (1)					4.6
Other income (1)					0.7
Other expenses (2)					(7.8)

Earnings before income taxes and minority interest					$(206.5)

Loss ratio (4)	245.5%	—	46.3%	68.1%	185.1%
Expense ratio (5)	24.6%	—	41.5%	30.3%	28.7%
Combined ratio (6)	270.1%	—	87.8%	98.4%	213.8%

Nine months ended September 30,

	RSUI	AIHL Re	CATA	Darwin	AIHL
2006

Gross premiums written	$1,092.2	—	$141.1	$183.4	$1,416.7
Cession to AIHL Re	(58.0)	58.0	—	—	—

Gross premiums written after AIHL Re cession	$1,034.2	$58.0	$141.1	$183.4	$1,416.7

Net premiums written	503.9	58.0	134.8	115.1	811.8

Net premiums earned (1)	$500.4	$17.5	$127.7	$94.2	$739.8
Loss and loss adjustment expenses	248.5	—	58.1	65.2	371.8
Underwriting expenses (2)	102.3	0.2	54.3	25.7	182.5

Underwriting profit (3)	$149.6	$17.3	$15.3	$3.3	185.5

Net investment income (1)					87.4
Net realized capital gains (1)					15.0
Other income (1)					1.6
Other expenses (2)					(31.7)

Earnings before income taxes and minority interest					$257.8

Loss ratio (4)	49.7%	—	45.4%	69.2%	50.2%
Expense ratio (5)	20.4%	1.2%	42.6%	27.3%	24.7%
Combined ratio (6)	70.1%	1.2%	88.0%	96.5%	74.9%

2005

Gross premiums written	$902.2	—	$133.0	$113.5	$1,148.7
Net premiums written	443.8	—	126.5	67.3	637.6

Net premiums earned (1)	$446.8	—	$119.2	$60.7	$626.7
Loss and loss adjustment expenses	492.2	—	56.1	41.4	589.7
Underwriting expenses (2)	94.1	—	51.9	18.2	164.1

Underwriting (loss) profit (3)	$(139.4)	—	$11.2	$1.1	(127.1)

Net investment income (1)					46.0
Net realized capital gains (1)					30.4
Other income (1)					2.7
Other expenses (2)					(23.3)

Earnings before income taxes and minority interest					$(71.3)

Loss ratio (4)	110.2%	—	47.1%	68.2%	94.1%
Expense ratio (5)	21.1%	—	43.5%	29.9%	26.2%
Combined ratio (6)	131.2%	—	90.6%	98.1%	120.3%

(1)	Represent components of total revenues.

(2)	Underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses directly attributable to underwriting activities, whereas the remainder constitutes other expenses.

(3)	Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or net realized capital gains. Underwriting profit does not replace net income determined in accordance with GAAP as a measure of profitability; rather, we believe that underwriting profit, which does not include net investment income and other income or net realized capital gains, enhances the understanding of AIHL’s insurance operating units’ operating results by highlighting net income attributable to their underwriting performance. With the addition of net investment income and other income and net realized capital gains, reported pre-tax net income (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting profit as an important measure in the overall evaluation of performance.

(4)	Loss and loss adjustment expenses divided by net premiums earned, all as determined in accordance with GAAP.

(5)	Underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.

(6)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on losses (including loss adjustment expenses) and underwriting expenses.
     Discussion of individual AIHL operating unit results follows, and AIHL investment results are discussed below under “Investments.”
     RSUI
     RSUI’s net premiums earned for the third quarter and first nine months of 2006 increased from the corresponding 2005 periods, reflecting volume increases in all casualty lines of business, due primarily to growth in gross premiums written. In addition, net premiums earned increased in property lines of business due to higher prices and increased retention and reduced cessions under its property surplus share reinsurance treaties, partially offset by higher per risk and catastrophe reinsurance costs.
     RSUI’s underwriting profit for the third quarter and first nine months of 2006 increased from the corresponding 2005 periods, reflecting significantly lower net catastrophe losses. Catastrophe losses amounted to $3.8 million and $6.2 million during the three months and nine months ended September 30, 2006, compared with $276.0 million and $289.5 million in the corresponding 2005 periods. In addition, 2006 results benefited from lower estimated ultimate casualty loss and loss adjustment expense ratios for the current accident year in the general liability, professional liability and umbrella lines of business, and reductions in premiums ceded by RSUI to reinsurers under its surplus share reinsurance treaties. RSUI’s underwriting profit in each of its casualty and property lines of business increased in the first nine months ended September 30, 2006 from the corresponding 2005 period, despite, with respect to property lines, a substantial increase at May 1, 2006 in the cost of RSUI’s per risk and catastrophe reinsurance.
     Rates for RSUI’s catastrophe-exposed property risks have increased substantially, more than offsetting any reduction in premium resulting from exposure reduction efforts RSUI commenced during the 2005 fourth quarter. RSUI undertook such efforts to reduce its exposed limits and raise attachment points on catastrophe exposed property business. As part of these exposure reduction efforts, RSUI reviewed its catastrophe exposure management approach, resulting in the implementation of new modeling tools and a revision of its underwriting guidelines and procedures. RSUI believes that its efforts have resulted in significantly lower accumulations of catastrophe risk on a gross basis. In May 2006, RSUI announced that it was suspending the writing of any new wind coverage for catastrophe-exposed coastal areas generally from North Carolina to Texas, or any new earthquake coverage in certain California counties. Although rates for RSUI’s catastrophe-exposed property risks have substantially increased, they may not be sufficient to absorb potential catastrophe losses. In addition, RSUI’s exposure mitigation efforts may not be successful in sufficiently mitigating risk exposures and losses resulting from future catastrophes.
     With respect to RSUI’s casualty lines of business, rates during the third quarter and first nine months of 2006 decreased slightly from the corresponding 2005 periods due to increased competition. If rates continue to soften in RSUI’s casualty lines of business, RSUI may write lower levels of such business going forward, since RSUI is expected to write less business when it considers prices inadequate to support acceptable profit margins.
     RSUI did not make any changes to prior year loss and loss adjustment expense reserves during the third quarter or first nine months of 2006, including loss estimates relating to 2005 and 2004 hurricane losses. While we believe our reserves related to such hurricane losses as of September 30, 2006 are adequate, we continue to closely monitor reported claims and will adjust our estimates of gross and net losses as new information becomes available.
     As discussed in our 2005 10-K, RSUI reinsures its property lines of business through surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program covers risks including, among others, windstorms and earthquakes. RSUI’s catastrophe reinsurance program, which renewed on May 1, 2006, currently covers $625.0 million of losses, before co-participation by RSUI, in excess of a $75.0 million net retention. The program was placed approximately 36 percent for non-earthquake losses and approximately 51 percent for earthquake losses with third party reinsurers. The remainder of the program was placed with AIHL Re, a newly established captive reinsurance subsidiary of AIHL, as described below.
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
     AIHL Re
     AIHL Re was formed in June 2006 as a captive reinsurance subsidiary of AIHL, initially to provide catastrophe reinsurance coverage for RSUI. In connection with the establishment of AIHL Re, AIHL made a capital contribution to AIHL Re of $50.0 million during the 2006 third quarter, which is not available for dividends or advances to AIHL or the Company due to regulatory restrictions.

     AIHL Re and RSUI entered into a reinsurance agreement, effective July 1, 2006, whereby AIHL Re, in exchange for market-based premiums, took that portion of RSUI’s $625.0 million catastrophe reinsurance program not covered by third party reinsurers. Pursuant to this agreement, AIHL Re is providing coverage for 59 percent of non-earthquake losses and 44 percent of earthquake losses in RSUI’s catastrophe reinsurance program. Because AIHL Re is a wholly-owned subsidiary of AIHL, there is no net reduction of our catastrophe exposure on a consolidated basis as a result of RSUI’s arrangement with AIHL Re. To secure AIHL Re’s obligations to make payments to RSUI under the July 1, 2006 agreement, deposits of $208.0 million in the aggregate were made in two trust funds established for the benefit of RSUI.
     AIHL Re’s net premiums earned for the third quarter of 2006 were $17.5 million, which produced an underwriting profit of $17.3 million. AIHL Re did not incur any losses in the 2006 third quarter, reflecting the absence of significant catastrophe losses during the period.
     CATA
     CATA’s net premiums earned for the third quarter and first nine months of 2006 increased from the corresponding 2005 periods, primarily reflecting the growth in gross and net premiums written in CATA’s commercial surety line of business. CATA’s underwriting profit for the third quarter and first nine months of 2006 increased from the corresponding 2005 periods, reflecting favorable loss emergence principally in its commercial surety, contract surety and liability lines of business and an increase in net premiums earned in the commercial surety line of business. As a result of the favorable loss emergence, in the first nine months of 2006, CATA released $11.1 million of prior year loss reserves (of which $4.8 million was released in the 2006 third quarter), compared with a release in the first nine months of 2005 of $2.9 million of prior year loss reserves (of which $0.7 million was released in the 2005 third quarter). The favorable impact on CATA’s results of such reserve releases was partially offset by $6.5 million of higher than expected property losses in the first nine months of 2006.
     CATA experienced generally unchanged rates in its property and casualty and commercial surety lines of business, primarily due to increased competition in its larger accounts, for the 2006 third quarter and first nine months of 2006 as compared with the third quarter and first nine months of 2005.
     Darwin
     Net premiums earned in the third quarter and first nine months of 2006 increased from the corresponding 2005 periods reflecting substantial growth in gross and net premiums written across all of Darwin’s lines of business (directors and officers, errors and omissions and medical malpractice liability). The increase in net premiums earned (and the resulting increase in anticipated loss reserves on current accident year net premiums earned) drove the significant increase in loss and loss adjustment expenses. Darwin’s 2006 third quarter and first nine months underwriting profit increased from the corresponding 2005 periods, primarily reflecting an increase in net premiums earned due to increased levels of gross and net premiums written across all lines of business and a slight decrease in expenses relative to premium volume. Also benefiting the results in the first nine months of 2006 was a release in the 2006 second quarter of

$0.8 million of 2003 accident year loss reserves. The prior year loss reserves releases during the first nine months of 2006 were based on an evaluation of Darwin’s claims experience for such accident years. To date, Darwin’s management and outside actuaries have primarily used industry data related to the lines of business underwritten by Darwin, and to a lesser extent its own claims experience, to estimate ultimate incurred losses and establish loss and loss adjustment expense reserves.
     Reserve Review Process
     AIHL’s insurance operating units periodically analyze liabilities for unpaid losses and loss adjustment expenses, or “LAE,” established in prior years and adjust their expected ultimate cost, where necessary, to reflect positive or negative development in loss experience and new information. Adjustments to previously recorded liabilities for unpaid losses and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. The following table presents the reserves established in connection with the losses and LAE of AIHL’s insurance operating units on a gross and net basis by line of business. These reserve amounts represent the accumulation of estimates of ultimate losses (including claims incurred but not reported, or “IBNR”) and LAE.

(in millions)	Property	Casualty	CMP	Surety*	All Other*	Total
At September 30, 2006
Gross loss and LAE reserves	$755.2	$1,391.3	$85.7	$14.3	$93.4	$2,339.9

Reinsurance recoverables on unpaid losses	(499.2)	(556.8)	(1.1)	(0.2)	(54.7)	(1,112.0)

Net loss and LAE reserves	$256.0	$834.5	$84.6	$14.1	$38.7	$1,227.9

At December 31, 2005
Gross loss and LAE reserves	$1,358.8	$1,023.2	$85.8	$11.2	$102.0	$2,581.0

Reinsurance recoverables on unpaid losses	(1,062.8)	(403.7)	(0.2)	(0.4)	(74.1)	(1,541.2)

Net loss and LAE reserves	$296.0	$619.5	$85.6	$10.8	$27.9	$1,039.8

*	Reflects the reclassification of the surety loss and LAE related to CATA’s construction segment of its contract surety line of business which was discontinued during the first quarter of 2005 from “Surety” to “All Other.”
     Changes in Loss and LAE Reserves between September 30, 2006 and December 31, 2005
     Gross Reserves. The decrease in gross loss and LAE reserves at September 30, 2006 from December 31, 2005 primarily reflects a reduction in RSUI’s property loss and LAE reserves, partially offset by increases in casualty loss and LAE reserves at RSUI and Darwin. The decrease in gross property loss and LAE reserves is mainly due to gross loss payments on 2004 and 2005 hurricane related losses, principally Hurricane Katrina. The increase in casualty (which includes, among other lines, excess and umbrella, directors and officers liability, professional liability, general liability, medical malpractice liability and workers compensation)

gross loss and LAE reserves primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior casualty accident years.
     Net Reserves. The increase in net loss and LAE reserves at September 30, 2006 from December 31, 2005 is due primarily to an increase in casualty loss and LAE reserves driven by continued growth at Darwin. The increase in net loss and LAE reserves for the casualty lines of business primarily reflects anticipated loss reserves on current accident year net premiums earned and limited net paid loss activity for current and prior casualty accident years. The decrease in net loss and LAE reserves for property reflect loss payments, net of reinsurance recoveries, on 2004 and 2005 hurricane related losses.
     Reinsurance Recoverables
     At September 30, 2006, AIHL had total reinsurance recoverables of $1.2 billion (consisting of $1.1 billion of ceded outstanding losses and LAE and $101.1 million of recoverables on paid losses). AIHL’s largest concentration of reinsurance recoverables at September 30, 2006 was $168.6 million, representing 13.9 percent of total reinsurance recoverables, due from Swiss Reinsurance America Corporation (“Swiss Re”), which recently acquired Employers Reinsurance Corp.. At September 30, 2006, the A.M. Best Company Inc. (“A.M. Best”) financial strength rating of Swiss Re was A+ (Superior). Of total reinsurance recoverable amounts, RSUI had reinsurance recoverables of approximately $1.1 billion (consisting of $992.6 million of ceded outstanding losses and LAE and $100.5 million of recoverables on paid losses). Although reinsurance makes the reinsurer liable to RSUI to the extent risk is transferred or ceded to the reinsurer, it does not relieve RSUI of its liability to its policyholders. Accordingly, RSUI bears risk with respect to its reinsurers to the extent they do not pay claims made by RSUI on a timely basis, or do not pay some or all of these claims. Therefore, the financial strength of its reinsurers is important. Approximately 90 percent, or $984.5 million, of RSUI’s reinsurance recoverables balance at September 30, 2006 was due from reinsurers having financial strength ratings of A or higher (as of September 30, 2006) by A.M. Best. RSUI had no allowance for uncollectible reinsurance as of September 30, 2006.
Corporate Activities Results of Operations
     Corporate activities recorded a pre-tax loss of $7.4 million on revenues of $6.2 million for the 2006 third quarter, compared with pre-tax earnings of $38.2 million on revenues of $50.9 million in the corresponding 2005 period, primarily reflecting no net realized capital gains from sales of securities in the 2006 third quarter, compared with $45.3 million of net realized capital gains from the sale of securities in the corresponding 2005 period. For the first nine months of 2006, corporate activities recorded pre-tax earnings of $4.1 million on revenues of $41.0 million, compared with pre-tax earnings of $47.8 million on revenues of $83.3 million in the corresponding 2005 period. Corporate activities’ 2006 nine month results reflect the sale by Alleghany Properties on May 26, 2006 of 59 acres of real property in Rocklin County, California for $29.3 million, resulting in an estimated net pre-tax gain to us of $23.1 million. Corporate activities 2005 nine month results include $67.3 million of net realized capital gains, compared with only $2.4 million of net realized capital gains in the first nine months of 2006.

     Investment Results
     On a consolidated basis, the invested asset portfolio was approximately $3.9 billion as of September 30, 2006, an increase of 26.0 percent from approximately $3.1 billion at December 31, 2005. At September 30, 2006, the average duration of our debt securities portfolio was 4.2 years, compared with 3.8 years at December 31, 2005.
     The invested asset portfolio generated net investment income of $101.7 million for the first nine months of 2006, of which $87.4 million was derived from AIHL and $14.3 million was derived from corporate activities. These amounts were $56.9 million, $46.0 million, and $10.9 million, respectively, for the comparable 2005 period. The increase in AIHL’s net investment income in the first nine months of 2006 is due principally to capital contributions we made to RSUI and Darwin during the 2005 fourth quarter, as well as higher investment yields and strong cash flow during the 2006 period. The increase in net investment income for corporate activities in the first nine months of 2006 is due to higher investment yields in 2006. In addition, for the three months ended September 30, 2006, net investment income for corporate activities also benefited from the reinvestment of proceeds from a mandatory convertible preferred stock offering (after capitalization of AIHL Re), and proceeds that we received as a result of Darwin’s initial public offering of common stock, both of which are described below under “Financial Condition.”
     The sales within the invested asset portfolio generated net realized capital gains of $17.4 million for the first nine months of 2006, of which $15.0 million was derived from AIHL and $2.4 million was derived from corporate activities. These amounts were $97.7 million, $30.4 million, and $67.3 million, respectively, for the comparable 2005 period. The net realized capital gains for AIHL in the first nine months of 2006 are due principally to the sale of a large common stock holding in the energy sector in May 2006. The decrease in net realized capital gains in 2006 reflects large gains in the first nine months of 2005 not present in the corresponding 2006 period.
     As of September 30, 2006, we beneficially owned 6.0 million shares, or approximately 1.67 percent, of the outstanding common stock of Burlington Northern Santa Fe Corporation (“Burlington Northern”), which had an aggregate market value on that date of approximately $440.6 million, or $73.44 per share. The aggregate cost of our Burlington Northern common stock is approximately $72.4 million or $12.07 per share.
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
     On May 24, 2006, Darwin closed the initial public offering of its common stock. In the offering, Darwin sold 6.0 million shares of common stock for net proceeds of $86.3 million, all of which were used to reduce our equity interests in Darwin by redeeming Darwin preferred stock held by us. Upon completion of the offering, all remaining unredeemed shares of Darwin preferred stock automatically converted to shares of Darwin common stock. We continue to own 54.9 percent of the total outstanding shares of common stock of Darwin (with no preferred stock outstanding). In connection with this transaction, we recorded an after-tax gain of $9.5 million, which is reflected in “Contributed Capital.” The third party ownership of Darwin is reflected on our consolidated balance sheet and income statement as a minority interest liability and expense, respectively.
     Stockholders’ equity increased to $2,344.5 million as of September 30, 2006, compared with $1,868.3 million as of December 31, 2005, representing an increase of 25.5 percent. The increase is due to the Preferred Stock issuance and the gain that we recorded as a result of Darwin’s initial public offering of common stock, as well as net income for the first nine months of 2006. In addition, stockholders’ equity increased modestly from net unrealized appreciation in our equity portfolio, driven in large part to our holdings of Burlington Northern common stock, partially offset by depreciation in our fixed income portfolio as a result of higher prevailing interest rates as of September 30, 2006 compared with those prevailing as of December 31, 2005.
     On March 29, 2006, we purchased an aggregate of 139,000 shares of our common stock for approximately $39.2 million, at an average cost of about $281.91 per share (not adjusted for the subsequent stock dividend), in a privately negotiated transaction. As of September 30, 2006, we had 7,952,637 shares of our common stock outstanding (which includes the stock dividend declared in February 2006), compared with 8,062,977 shares at December 31, 2005.
     On October 23, 2006, we entered into a three-year unsecured credit agreement (the “Credit Agreement”) with a bank syndicate, providing commitments for revolving credit loans in an aggregate principal amount of up to $200.0 million and scheduled to expire on October 23, 2009. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes. The Credit Agreement replaced a three-year unsecured credit agreement with a bank syndicate which was scheduled to expire by its terms on July 27, 2007 (the “Prior Credit Agreement”), and which also provided commitments for revolving credit loans in an aggregate principal amount of up to $200.0 million. No amounts were outstanding under the Prior Credit Agreement at the time of its termination, and we did not incur any early termination penalties or pay any fees related to its early termination of the Prior Credit Agreement. Our practice is to repay borrowings under our credit agreements promptly in order to keep the facilities available for future acquisitions.

     We and our subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of our and their businesses, respectively.
Recent Accounting Pronouncements
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
     In September 2006, FASB Statement 157, “Fair Value Measurements,” was issued. This Statement, effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, provides guidance for using fair value to measure assets and liabilities. This Statement does not expand the use of fair value in any new circumstances, and the Company does not believe that it will have a material impact on the Company’s results of operations and financial condition.
     In September 2006, FASB Statement 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R),” was issued. This Statement requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The Company does not believe that this Statement will have a material impact on its results of operations and financial condition, as the current under-funded status of all of the Company’s plans aggregate to less than $3.0 million after tax. In accordance with the Statement, the under-funded status of all plans as of December 31, 2006 will be recorded by the Company as a reduction to comprehensive income in the fourth quarter of 2006.

     At its September 2006 meeting, the Emerging Issues Task Force reached a consensus with respect to Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 addresses split-dollar life insurance which is defined as arrangement in which the employer and an employee share the cash surrender value and/or death benefits of an insurance policy. Premiums may either be split by the employer and the employee or the employer pays all of the premiums. EITF 06-4 applies to endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to post-retirement periods. In such instances, an employer should recognize a liability for future benefits in accordance with Statement 106 or Opinion 12 (depending on whether a substantive plan is deemed to exist) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company has endorsement split-dollar life insurance policies for its executives that are effective during employment as well as retirement. Premiums are paid by the Company, and death benefits are split between the Company and the beneficiaries of the executive. Death benefits after retirement that inure to the beneficiaries are generally equal to the annual ending salary of the executive at the date of retirement. The Company will adopt EITF 06-4 in the first quarter of 2008, and does not anticipate that it will have any material impact on its results of operations and financial condition.
     The Securities and Exchange Commission released Staff Accounting Bulletin No. 108 (“SAB 108”), in September 2006. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current period misstatement. In addition, upon adoption, SAB 108 permits a company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. The Company will adopt SAB 108 in the first quarter of 2007, and does not anticipate that it will have any material impact on its results of operations and financial condition.
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
     The primary market risk for our debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate refinancing opportunities. Other than one interest rate swap, we currently do not use derivatives to manage market and interest rate risks. In respect of the interest rate swap, we are exposed to a credit risk in the unlikely event of nonperformance by the swap counterparty.
     The table below presents a sensitivity analysis of our debt securities, as of September 30, 2006, that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, we use fair values to measure this potential change, and a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical September 30, 2006 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding.
At September 30, 2006 (in millions)

Interest rate shifts	-300	-200	-100	0	100	200	300

Debt securities, fair value	$2,781.2	$2,671.6	$2,566.7	$2,462.6	$2,358.2	$2,255.0	$2,155.2

Estimated change in fair value	318.6	209.0	104.1	—	(104.4)	(207.6)	(307.4)

     This sensitivity analysis provides only a limited, point-in-time view of the market risk of the financial instruments discussed above. The actual impact of changes in market interest rates on the financial instruments may differ significantly from those shown in the above sensitivity analysis. The sensitivity analysis is further limited because it does not consider any actions we could take in response to actual and/or anticipated changes in interest rates. The sensitivity analysis above does not include subsidiaries’ debt which matures in January 2007 and thus is not subject to material interest rate risk.
     The estimated changes in fair value of assets shown above increased from the fair value of such assets at December 31, 2005 due to an increase in the average duration of our debt securities portfolio to 4.2 years at September 30, 2006 from 3.8 years at December 31, 2005.
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
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There are no material changes from the risk factors set forth in Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the period ended June 30, 2006. Please refer to that section for disclosures regarding the risks and uncertainties related to our businesses.

ITEM 6. EXHIBITS.

Exhibit
Number	Description
10.1(a)	Credit Agreement, dated as of October 23, 2006, among the Company, the banks which are signatories thereto and Wachovia Bank, National Association as administrative agent for the banks (the “Credit Agreement”), filed as Exhibit 10.1(a) to the Company’s Current Report on Form 8-K filed on October 25, 2006, is incorporated herein by reference.

10.1(b)	List of Contents of Exhibits and Schedules to the Credit Agreement, , filed as Exhibit 10.1(b) to the Company’s Current Report on Form 8-K filed on October 25, 2006, is incorporated herein by reference. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION
Registrant

Date: November 7, 2006	/s/ Roger B. Gorham
Roger B. Gorham
Senior Vice President
(principal financial officer)