Form 10-K
period 2006-12-31
ALLEGHANY CORP /DE
filed 2007-02-28
CIK 775368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Or:

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-9371
ALLEGHANY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0283071 (I.R.S. Employer Identification Number)

7 Times Square Tower, New York, New York	10036
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:                      212/752-1356
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☑
As of February 26, 2007, the aggregate market value (based upon the closing price of these shares on the New York Stock Exchange) of the shares of Common Stock of Alleghany Corporation held by non-affiliates was $2,210,625,719.
As of February 26, 2007, 7,963,365 shares of Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement relating to Annual Meeting of Stockholders of Alleghany Corporation to be held on April 27, 2007 are incorporated into Part III of this Form 10-K Report.

ALLEGHANY CORPORATION
FORM 10-K REPORT
for the year ended December 31, 2006

PART I
References in this Form 10-K Report to the “company,” “we,” “Alleghany,” “our” and “us” are to Alleghany Corporation and its subsidiaries, unless the context otherwise requires. In addition, unless the context otherwise requires, references to
•	“AIHL” are to our insurance holding company subsidiary Alleghany Insurance Holdings LLC,

•	“RSUI” are to our subsidiary RSUI Group, Inc. and its subsidiaries,

•	“CATA” are to our subsidiary Capitol Transamerica Corporation and its subsidiaries, and also includes the operations and results of Platte River Insurance Company, or “Platte River,” unless the context otherwise requires,

•	“Darwin” are to our majority-owned subsidiary Darwin Professional Underwriters, Inc. and its subsidiaries,

•	“AIHL Re” are to our subsidiary AIHL Re LLC, and

•	“Alleghany Properties” are to Alleghany Properties Holdings LLC and its subsidiaries.
Items 1 and 2. Business and Properties.
Business Overview
We were incorporated in 1984 under the laws of the State of Delaware. In December 1986, we succeeded to the business of our parent company, Alleghany Corporation, a Maryland corporation incorporated in 1929, upon its liquidation. We are engaged, through AIHL and its subsidiaries RSUI, CATA and Darwin, in the property and casualty and surety insurance business. We also own and manage properties in the Sacramento, California region through our subsidiary Alleghany Properties. In June 2006, we established AIHL Re as a captive reinsurance subsidiary of AIHL to provide catastrophe reinsurance coverage for RSUI.
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
On January 4, 2002, AIHL completed the acquisition of CATA. The total purchase price paid by AIHL was approximately $182.0 million. Contemporaneous with the acquisition of CATA, Alleghany purchased Platte River for approximately $40.0 million, $31.0 million of which represented consideration for Platte River’s investment portfolio and the balance of which represented consideration for licenses. The seller provided loss reserve guarantees for all of the loss and loss adjustment expense liabilities of Platte River that existed at the time of the sale.
On July 1, 2003, AIHL completed the acquisition of Resurgens Specialty Underwriting, Inc., or “Resurgens Specialty,” a specialty wholesale underwriting agency, from Royal Group, Inc., a subsidiary of Royal & SunAlliance Insurance Group plc, or “R&SA,” for cash consideration, including capitalized expenditures, of approximately $116.0 million. Resurgens Specialty became a subsidiary of RSUI. In connection with the acquisition of Resurgens Specialty, on June 30, 2003, RSUI acquired RSUI Indemnity Company, or “RIC,” to write admitted business underwritten by Resurgens Specialty, from Swiss Re America Holding Corporation for con-

sideration of approximately $19.7 million, $13.2 million of which represented consideration for RIC’s investment portfolio and the balance of which represented consideration for licenses. On September 2, 2003, RIC purchased Landmark American Insurance Company, or “Landmark,” to write non-admitted business underwritten by Resurgens Specialty, from R&SA for cash consideration of $33.9 million, $30.4 million of which represented consideration for Landmark’s investment portfolio and the balance of which represented consideration for licenses. R&SA provided loss reserve guarantees for all of the loss and loss adjustment expense liabilities of Landmark that existed at the time of the sale. RIC and Landmark were further capitalized by us in an aggregate amount of approximately $520.0 million.
On May 3, 2004, AIHL acquired Darwin National Assurance Company, or “DNA,” an admitted insurance company domiciled in Delaware, for cash consideration of approximately $20.4 million, $17.1 million of which represented consideration for DNA’s investment portfolio and the balance of which represented consideration for licenses.
On May 2, 2005, DNA purchased Darwin Select Insurance Company, or “Darwin Select,” an insurance company domiciled in Arkansas, from Ulico Casualty Company to support future business underwritten by Darwin for cash consideration of $25.3 million, $22.3 million of which represented consideration for Darwin Select’s investment portfolio and $3.0 million of which represented consideration for licenses.
In 2006, we studied a number of potential acquisitions. We intend to continue to expand our operations through internal growth at our subsidiaries, as well as through possible operating company acquisitions and investments. At December 31, 2006, we had 713 employees, with 698 at our subsidiaries and 15 at the parent level. Our principal executive offices are located in leased office space of approximately 14,200 square feet at 7 Times Square Tower, New York, New York 10036, and our telephone number is (212) 752-1356.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” are available, free of charge, on our website at www.alleghany.com, as soon as reasonably practicable after we electronically file or furnish this material to the Securities and Exchange Commission. Our Financial Personnel Code of Ethics, Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters for our Audit, Compensation and Nominating and Governance Committees are also available on our website. In addition, you may obtain, free of charge, copies of any of the above reports or documents upon request to the Secretary of Alleghany.
We refer you to Items 7 and 8 of this Form 10-K Report for further information about our business in 2006. Our consolidated financial statements are set forth in Item 8 of this Form 10-K Report and include our accounts and the accounts of our subsidiaries for all periods presented.
Property and Casualty and Surety Insurance Businesses
General Description of Business
AIHL is our holding company for our property and casualty and surety insurance operations, which are conducted through RSUI, headquartered in Atlanta, Georgia, CATA, headquartered in Middleton, Wisconsin and Darwin, headquartered in Farmington, Connecticut. Surety operations are conducted through CATA, and AIHL Re, our Vermont-domiciled captive reinsurance company, provides reinsurance to RSUI. Unless we state otherwise, references to AIHL include the operations of RSUI, CATA, Darwin and AIHL Re.

In general, property insurance protects an insured against financial loss arising out of loss of property or its use caused by an insured peril. Casualty insurance protects the insured against financial loss arising out of the insured’s obligation to others for loss or damage to persons or property. In 2006, property insurance accounted for approximately 40.7 percent and casualty insurance accounted for approximately 56.3 percent of AIHL’s gross premiums written. Surety bonds, both commercial and contract, are three-party agreements in which the issuer of the bond (the surety) joins with a second party (the principal) in guaranteeing to a third party (the owner/obligee) the fulfillment of some obligation on the part of the principal to the owner/obligee. In 2006, surety bonds accounted for approximately 3.0 percent of AIHL’s gross premiums written.
RSUI
General. RSUI, which includes the operations of its operating subsidiaries RIC and Landmark, underwrites specialty insurance coverages in the property, umbrella/excess, general liability, directors and officers liability, or “D&O,” and professional liability lines of business. RSUI writes business on an admitted basis primarily through RIC in the 47 states and the District of Columbia where RIC is licensed and subject to form and rate regulations. RSUI writes business on an approved, non-admitted basis primarily through Landmark, which, as a non-admitted company, is not subject to state form and rate regulations and thus has more flexibility in its rates and coverages for specialized or hard-to-place risks. As of December 31, 2006, Landmark was approved to write business on a non-admitted basis in 49 states and on an admitted basis in Oklahoma.
RIC and Landmark entered into a quota share arrangement, effective as of September 1, 2003, whereby Landmark cedes 90 percent of all premiums and losses, net of third party reinsurance, to RIC. As of December 31, 2006, the statutory surplus of RIC was approximately $920.5 million and the statutory surplus of Landmark was $130.4 million. RIC is rated A (Excellent) by A.M. Best Company, Inc., or “A.M. Best,” an independent organization that analyzes the insurance industry, and Landmark is rated A (Excellent) on a reinsured basis by A.M. Best. RSUI leases approximately 133,000 square feet of office space in Atlanta, Georgia for its headquarters and approximately 34,000 square feet of office space in Sherman Oaks, California.
Distribution. At December 31, 2006, RSUI conducted its insurance business through approximately 145 independent wholesale insurance brokers located throughout the United States and fifteen managing general agents. RSUI’s wholesale brokers are appointed on an individual basis based on management’s appraisal of expertise and experience, and only specific locations of a wholesale broker’s operations may be appointed to distribute RSUI’s products. Producer agreements which stipulate premium collection, payment terms and commission arrangements are in place with each wholesale broker. No wholesale broker holds underwriting, claims or reinsurance authority, with the exception of underwriting authority arrangements with fifteen managing general agents for small, specialized coverages. RSUI’s top five producing wholesale brokers accounted for approximately 52 percent of gross premiums written by RSUI in 2006. RSUI’s top two producing wholesale brokers, Swett & Crawford Group and CRC Insurance Services, each accounted for approximately 15 percent of AIHL’s gross premiums written in 2006.
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
CATA
General. CATA, primarily through its wholly-owned subsidiaries Capitol Indemnity Corporation, or “Capitol Indemnity,” and Capitol Specialty Insurance Corporation, or “CSIC,” operates in 50 states and the District of Columbia, with a geographic concentration in the Midwestern and Plains states. Capitol Indemnity conducts its property and casualty insurance business on an admitted basis except in California where it operates as an approved, non-admitted insurer. Capitol Indemnity also writes surety products such as commercial surety bonds and contract surety bonds on a national basis. Commercial surety bonds include all surety bonds other than contract surety bonds and cover obligations typically required by law or regulation, such as license and permit coverage. Capitol Indemnity offers contract surety bonds in the non-construction segment of the market which secure performance under supply, service and maintenance contracts and developer subdivision bonds. CSIC conducts substantially all of its business on an approved, non-admitted basis and writes primarily specialty lines of property and casualty insurance for certain types of businesses or activities, including barber and beauty shops, bowling alleys, contractors, restaurants and taverns. Platte River is licensed in 50 states and the District of Columbia and operates in conjunction with Capitol Indemnity primarily by providing surety products and offering pricing flexibility in those jurisdictions where both Capitol Indemnity and Platte River are licensed. The property and casualty business of CATA accounted for approximately 72 percent of its gross premiums written in 2006, while the surety business accounted for the remainder.
CATA continuously evaluates its lines of business and adjusts its product offerings as appropriate. In January 2005, CATA decided to exit the construction segment of the contract surety line of business upon completion of a strategic review. Since then, CATA has not issued additional contract surety bonds in the construction segment, except to the extent required under applicable law or in certain other limited circumstances. CATA continues to manage the run-off from this business line and is obligated to pay losses incurred on the construction segment of the contract surety business written by CATA prior to exit.
As of December 31, 2006, the statutory surplus of Capitol Indemnity was approximately $181.3 million, the statutory surplus of CSIC was $32.5 million, and the statutory surplus of Platte River was approximately $36.3 million. Capitol Indemnity and Platte River are rated A (Excellent) on a pooled basis by A.M. Best. CSIC, which is party to a quota share arrangement with its parent Capitol Indemnity, is rated A (Excellent) on a reinsured basis by A.M. Best. CATA leases approximately 55,000 square feet of office space in Middleton, Wisconsin for its and Platte River’s headquarters.
Distribution. CATA conducts its insurance business through independent and general insurance agents located throughout the United States, with a concentration in the Midwestern and Plains states. At December 31, 2006, CATA had approximately 380 independent agents and 48 general agents licensed to write property and casualty and surety coverages, as well as approximately 285 independent agents licensed only to write surety coverages. The general agents write very little surety business and have full quoting and binding authority within the parameters of their agency contracts with respect to the property and casualty business that they write. Certain independent agents have binding authority for specific business owner policy products, including property and liability coverages, and non-contract surety products. No agent of CATA had writings in excess of 10 percent of AIHL’s gross premiums written in 2006.

Underwriting. CATA’s underwriting strategy emphasizes underwriting profitability. Key elements of this strategy are prudent risk selection, appropriate pricing and coverage customization. All accounts are reviewed on an individual basis to determine underwriting acceptability. CATA is a subscriber to the Insurance Service Organization, or “ISO,” and Surety and Fidelity Association of America, or “SFAA,” insurance reference resources recognized by the insurance industry. Underwriting procedures, rates and contractual coverage obligations are based on procedures and data developed by the ISO for property and casualty lines and by the SFAA for surety lines. Underwriting acceptability is determined by type of business, claims experience, length of time in business and business experience, age and condition of premises occupied and financial stability. Information is obtained from, among other sources, agent applications, financial reports and on-site loss control surveys. If an account does not meet predetermined acceptability parameters, coverage is declined. If an in-force policy becomes unprofitable due to extraordinary claims activity or inadequate premium levels, a non-renewal notice is issued in accordance with individual state statutes and rules.
Darwin Professional Underwriters
General. Darwin is a specialty property and casualty insurance group focused on three broad professional liability market lines of business: D&O, errors and omissions, or “E&O,” and medical malpractice liability. Darwin was initially formed in March 2003 as an underwriting manager for CATA. As of December 31, 2006, DNA was licensed or authorized to write business in 48 states and the District of Columbia, and Darwin Select was licensed on an admitted basis to write business in its state of domicile and authorized to write business on a surplus lines basis in 45 additional states. At December 31, 2006, DNA’s statutory surplus was approximately $184.0 million and Darwin Select’s statutory surplus was approximately $23.0 million. DNA and Darwin Select are rated “A- (Excellent)” on a reinsured basis by A.M. Best Company. Darwin leases approximately 25,000 square feet of office space in Farmington, Connecticut for its headquarters.
On May 24, 2006, Darwin closed the initial public offering of its common stock. In the offering, Darwin sold 6.0 million shares of common stock for net proceeds of $86.3 million, all of which were used to reduce Alleghany’s equity interests in Darwin by redeeming Darwin preferred stock held by Alleghany. Upon completion of the offering, all remaining unredeemed shares of Darwin preferred stock automatically converted to shares of Darwin common stock. Alleghany continues to own 54.9 percent of the total outstanding shares of common stock of Darwin, with no preferred stock outstanding.
Distribution. Darwin is highly selective in establishing relationships with distribution partners. Its business development staff is responsible for selecting brokers and agents, training them to market and sell Darwin’s products and monitoring their operations to ensure compliance with Darwin’s production and profitability standards. Currently, Darwin sells its products through approximately 180 distribution partners, including brokers, agents and four program administrators, one in Darwin’s municipal entity and public officials E&O class of business, one in Darwin’s psychiatrists medical malpractice liability class of business and the remaining two in select E&O classes of business. Darwin’s selection criteria for distribution partners and program administrators include profitability, reputation, and shared values with Darwin. Authority to bind policies is delegated carefully, audits by Darwin are regular and Darwin retains responsibility for claims administration. Darwin’s distribution partners produce business through traditional channels as well as through “i-Bind,” its web-based underwriting system. No Darwin distribution partner had writings in excess of 10 percent of AIHL’s gross premiums written in 2006.

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
AIHL Re LLC
AIHL Re was formed in June 2006 as a Vermont-domiciled captive reinsurance subsidiary of AIHL to provide catastrophe reinsurance coverage for RSUI. AIHL Re and RSUI entered into a reinsurance agreement, effective July 1, 2006, whereby AIHL Re, in exchange for market-based premiums, took that portion of RSUI’s $625.0 million catastrophe reinsurance program not covered by third party reinsurers. Pursuant to this agreement, AIHL Re is providing coverage for 64 percent of non-earthquake losses and 49 percent of earthquake losses in RSUI’s current catastrophe reinsurance program. AIHL Re’s obligations to make payments to RSUI under the July 1, 2006 agreement were secured through two trust funds established for the benefit of RSUI. AIHL made a contribution of $103.0 million into one trust fund and AIHL Re made a contribution of $105.0 million into the other trust fund. AIHL Re had no employees at December 31, 2006.
Changes in Historical Net Loss and LAE Reserves
The following table shows changes in historical net loss and loss adjustment expense, or “LAE,” reserves for AIHL for each year since 2002. The first line of the upper portion of the table shows the net reserves at December 31 of each of the indicated years, representing the estimated amounts of net outstanding losses and LAE for claims arising during that year and in all prior years that are unpaid, including losses that have been incurred but not yet reported to AIHL’s insurance operating units. The upper (paid) portion of the table shows the cumulative net amounts paid as of December 31 of successive years with respect to the net reserve liability for each year. The lower portion of the table shows the re-estimated amount of the previously recorded net reserves for each year based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about claims for individual years. In evaluating the information in the table, it should be noted that a reserve amount reported in any period includes the effect of any subsequent change in such reserve amount. For example, if a loss was first reserved in 2002 at $100,000 and was determined in 2003 to be $150,000, the $50,000 deficiency would be included in the Cumulative (Deficiency) Redundancy row shown below for each of the years 2002 through 2006.

Conditions and trends that have affected the development of the net reserve liability in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.
Changes in Historical Net Reserves for Losses and LAE

	Years Ended December 31
(in thousands):	2002	2003	2004	2005	2006

Net liability as of the end of year	$113,705	$275,962	$640,920	$1,039,804	$1,294,858

Cumulative amount of net liability paid as of:
One year later	47,396	72,604	239,636	178,652	—
Two years later	80,557	116,784	312,479	—
Three years later	100,104	149,646	—	—
Four years later	100,124	—	—	—

Net liability re-estimated as of:
One year later	133,962	268,663	633,517	1,027,844	—
Two years later	147,964	264,584	621,960	—	—
Three years later	149,008	268,079	—	—	—
Four years later	150,745	—	—	—	—

Cumulative (Deficiency) Redundancy	(37,040)	7,883	18,960	11,960	—

Gross Liability-End of Year	$258,471	$437,994	$1,232,337	$2,581,041	$2,304,644
Less: Reinsurance Recoverable	144,766	162,032	591,417	1,541,237	1,009,786

Net Liability-End of Year	$113,705	$275,962	$640,920	$1,039,804	$1,294,858

Gross Re-estimated Liability-Latest	$294,557	$435,811	$1,233,021	$2,523,705	—
Re-estimated Recoverable-Latest	143,812	167,732	611,061	1,495,861	—

Net Re-estimated Liability-Latest	$150,745	$268,079	$621,960	$1,027,844	—

Gross Cumulative (Deficiency) Redundancy	$(36,086)	$2,183	$(684)	$57,336	—

The significant net cumulative deficiency in 2002 principally reflects strengthening of CATA’s asbestos and environmental reserves. Information with respect to these reserves is set forth on pages 16 to 18 of this Form 10-K Report. The net cumulative redundancies in 2004 and 2005 reflect net reserve releases by CATA which are discussed on pages 43 and 44 of this Form 10-K Report, partially offset by a net reserve adjustment by RSUI in 2006. RSUI’s 2006 net reserve adjustment primarily reflects a decrease in estimated reinsurance recoverables related to Hurricane Katrina due to a change in the composition of estimated losses ceded by RSUI, partially offset by reserve releases related to Hurricane Wilma and 2004 hurricanes, which is discussed on pages 41 and 42 of this Form 10-K Report.
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

Reconciliation of Reserves for Losses and LAE from SAP Basis to GAAP Basis

	2006	2005	2004

Statutory reserves	$1,295,517	$1,040,682	$642,017
Reinsurance recoverables*	1,009,786	1,541,237	591,417
Purchase accounting adjustment	(659)	(878)	(1,097)

GAAP reserves	$2,304,644	$2,581,041	$1,232,337

*	Reinsurance recoverables in this table include only ceded loss reserves. Amounts reflected under the caption “Reinsurance recoverables” on our consolidated balance sheets set forth in Item 8 of this Form 10-K Report also include paid loss recoverables.
The reconciliation of beginning and ending aggregate reserves for unpaid losses and LAE of AIHL for the last three years is shown below (in thousands):
Reconciliation of Reserves for Losses and LAE

	2006	2005	2004

Reserves as of January 1	$2,581,041	$1,232,337	$437,994
Reserves acquired	—	—	—
Less: reinsurance recoverables	1,541,237	591,417	162,032

Net reserves	1,039,804	640,920	275,962

Incurred loss, net of reinsurance, related to:
Current year	510,914	755,180	547,868
Prior years	(11,960)	(7,213)	(7,299)

Total incurred loss, net of reinsurance	498,954	747,967	540,569

Paid loss, net of reinsurance, related to:
Current year	65,248	109,431	103,033
Prior years	178,652	239,652	72,578

Total paid loss, net of reinsurance	243,900	349,083	175,611

Reserves, net of reinsurance recoverables, as of December 31	1,294,858	1,039,804	640,920
Reinsurance recoverables, as of December 31*	1,009,786	1,541,237	591,417

Reserves, gross of reinsurance recoverables, as of December 31	$2,304,644	$2,581,041	$1,232,337

*	Reinsurance recoverables in this table include only ceded loss reserves. Amounts reflected under the caption “Reinsurance recoverables” on our consolidated balance sheets set forth in Item 8 of this Form 10-K Report also include paid loss recoverables.
Asbestos and Environmental Impairment Reserves
AIHL’s reserves for losses and LAE include amounts for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance of certain general liability and commercial multiple peril coverages assumed by Capitol Indemnity between 1969 and 1976. Capitol Indemnity exited this business in 1976. Promptly after we acquired CATA in January 2002, CATA’s management commenced a program to settle, or position for commutation, Capitol Indemnity’s assumed reinsurance treaties and make appropriate payments on a timely basis when deemed necessary. From January 2002 through December 2004, Capitol Indemnity experienced an increase in paid losses on its assumed reinsurance runoff related to such treaties, which was initially attributed to this change in CATA’s settlement philosophy. Upon completion in 2003 of an actuarial study undertaken by management, it was determined that the increase in paid losses related to the treaties reflected developments in the underlying claims environment, particularly with respect to asbestos related claims, and, accordingly, CATA strengthened its reserves related to such assumed reinsurance coverages in the amount of $20.7 million.
For the year ended December 31, 2006, the aggregate gross loss and LAE payments for asbestos and environmental impairment claims of CATA were $1.9 million, compared with $1.1 million in 2005. As of December 31, 2006, reserves of CATA totaled approximately $17.4 million for asbestos liabilities and approximately $6.4 million for environmental liabilities, resulting in aggregate asbestos and environmental reserves of $23.8 million. At December 31, 2006, the reserves for asbestos liabilities were approximately 14.5 times the average paid claims for the prior three-year period, compared with 11.1 times at December 31, 2005, and the reserves for environmental impairment liabilities were approximately 22.1 times the average paid claims for the prior three-year period, compared with 19.8 times at December 31, 2005. In computing such ratios, average paid claims include the effects of commutations that CATA has made from time to time. If CATA had not made such commutations, the reserves for asbestos liabilities and environmental impairment liabilities would have been substantially higher relative to average paid claims. Additional information regarding the policies that CATA uses to set reserves for these asbestos and environmental claims are described on pages 34 and 35 of this Form 10-K Report.
The reconciliation of the beginning and ending aggregate reserves for unpaid losses and LAE related to asbestos and environmental impairment claims of AIHL for the years 2004 through 2006 is shown below (in thousands):
Reconciliation of Asbestos-Related Claims Reserves for Losses and LAE

	2006	2005	2004

Reserves as of January 1	$18,792	$19,342	$24,781
Losses and LAE incurred	272	328	(4,227)
Paid losses*	(1,677)	(878)	(1,212)

Reserves as of December 31	$17,387	$18,792	$19,342

Type of reserves
Case	$4,008	$4,635	$4,548
IBNR	13,379	14,157	14,794

Total	$17,387	$18,792	$19,342

*	Paid losses include commutations and legal settlements as well as regular paid losses.
Reconciliation of Environmental Impairment Claims Reserves for Losses and LAE

	2006	2005	2004

Reserves as of January 1	$6,915	$7,118	$3,335
Losses and LAE incurred	(275)	11	4,227
Paid losses	(242)	(214)	(444)

Reserves as of December 31	$6,398	$6,915	$7,118

Type of reserves
Case	$1,475	$1,706	$1,674
IBNR	4,923	5,209	5,444

Total	$6,398	$6,915	$7,118

In 2004, CATA’s management performed a review of various assumed reinsurance treaties and concluded that a re-allocation of reserves totaling $4.2 million should be made from the asbestos loss claims reserve to the environmental impairment claims loss reserve. AIHL’s subsidiaries have experienced limited mold claims to date and have exclusions for mold claims in their policies.
Catastrophe Risk Management
AIHL’s insurance operating units, particularly RSUI, expose AIHL to losses on claims arising out of natural or man-made catastrophes, including hurricanes, other windstorms, earthquakes and floods, as well as terrorist activities. The incidence and severity of catastrophes in any short period of time are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, other windstorms, earthquakes and floods may produce significant damage in areas that are heavily populated. The geographic distribution of AIHL’s insurance operating units subjects them to catastrophe exposure in the United States principally from hurricanes in the Gulf coast regions, Florida, the Mid-Atlantic, and Northeast, from other windstorms in the Midwest and Southern regions, and earthquakes in California, the Pacific Northwest region and along the New Madrid fault line in the Midwest region.
AIHL’s insurance operating units use underwriting controls and systems, including third party catastrophe modeling software, to help model potential losses. The operating units use modeled loss scenarios to set risk retention levels and help structure their reinsurance programs, in an effort to ensure that the aggregate amount of catastrophe exposures conform to established risk tolerances and fit within the existing exposure portfolio. RSUI also relies on reinsurance to limit its exposure to catastrophes, which is discussed in more detail under “Reinsurance” below. Additional information regarding the risks faced by AIHL’s insurance operating units, particularly RSUI, with respect to managing their catastrophe exposure risk can be found on pages 24 and 25 of this Form 10-K Report.
Reinsurance
AIHL’s insurance operating units reinsure a significant portion of the risks they underwrite in order to mitigate their exposure to losses, manage capacity and protect capital resources. In general, the insurance operating units obtain reinsurance on a treaty and facultative basis. Treaty reinsurance is based on a contract between a primary insurer or “cedent” and a reinsurer and covers certain classes of risk specified in the treaty. Under most treaties, the cedent is obligated to offer, and the reinsurer is obligated to accept, a specified portion of a class of risk underwritten by the cedent. Alternatively, facultative reinsurance is the reinsurance of individual risks, whereby a reinsurer separately rates and underwrites each risk and is free to accept or reject each risk offered by the cedent. Facultative reinsurance is normally purchased for risks not otherwise covered or covered only in part by reinsurance treaties, and for unusual or large risks. Treaty and facultative reinsurance can be written on a quota share, surplus share or excess of loss basis. Under a quota share reinsurance treaty, the cedent and reinsurer share the premiums as well as the losses and expenses of any single risk, or an entire group of risks. Under a surplus share reinsurance treaty, the cedent may transfer, and the reinsurer is required to accept, the part of every risk that exceeds a predetermined amount (commonly referred to as the cedent’s “retention”), with the reinsurer sharing premiums and losses in the same proportion as it shares in the total policy limits of the risk written by the cedent. Under an excess of loss reinsurance treaty, a reinsurer agrees to reimburse the cedent for all or part of any losses in excess of the cedent’s retention, generally up to a predetermined limit, at which point the risk of loss is assumed by another reinsurer or reverts to the cedent.

In 2006, RSUI ceded 50 percent of its gross premiums written to reinsurers. Although the net amount of loss exposure retained by RSUI varies by line of business, in general, as of December 31, 2006, RSUI retained a maximum net exposure for any single property risk of $10.0 million and any single casualty risk of $8.0 million, with the exception of losses arising from acts of foreign terrorism.
With respect to RSUI’s property lines of business, RSUI reinsures through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. Under its surplus share treaties, which generally provide coverage on a risk attaching basis (the treaties cover policies which become effective during the treaty coverage period) from January 1 to December 31, RSUI is indemnified on a pro rata basis against covered property losses. The amount indemnified is based on the proportionate share of risk ceded after consideration of a stipulated dollar amount of “line” for RSUI to retain in relation to the entire limit written. RSUI ceded approximately 30 percent of its property gross premiums written in 2006 under these surplus share treaties. Under RSUI’s property per risk reinsurance program, which generally provides coverage on an annual basis for losses occurring from May 1 to the following April 30, RSUI is reinsured for $90.0 million in excess of a $10.0 million net retention per risk after the application of the surplus share treaties and facultative reinsurance. RSUI’s catastrophe reinsurance program covers $625.0 million of losses, before co-participation by RSUI, in excess of a $75.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The catastrophe reinsurance program coverage period runs on an annual basis from May 1 to the following April 30. The program was placed approximately 36 percent for non-earthquake losses and approximately 51 percent for earthquake losses with third party reinsurers. The remainder of the program was placed with AIHL Re. The 64 percent of non-earthquake losses and 49 percent of earthquake losses not covered by third party reinsurers are retained by AIHL Re and include a 5 percent co-participation by RSUI. Because AIHL Re is a wholly-owned subsidiary of AIHL, there is no net reduction of Alleghany’s catastrophe exposure on a consolidated basis as a result of RSUI’s arrangement with AIHL Re.
RSUI’s current catastrophe reinsurance program expires on April 30, 2007. RSUI is in the process of planning its catastrophe reinsurance program for the May 1, 2007 to April 30, 2008 coverage period. In this regard, RSUI, due to its reduction in exposed limits since May 1, 2006, may seek a lesser amount of catastrophe reinsurance coverage than provided under its current program. In addition, depending upon third party reinsurance capacity, RSUI may not use AIHL Re for reinsurance coverage for the May 1, 2007 to April 30, 2008 coverage period.
With respect to its other lines of business, RSUI reinsures through quota share treaties. For umbrella/excess, its quota share treaty provides reinsurance for policies with limits up to $30.0 million, with RSUI ceding 50 percent of the premium and loss for policies with limits up to $10.0 million and ceding 75 percent of the premium and loss for policies with limits in excess of $10.0 million up to $30.0 million. For professional liability, its treaty provides reinsurance for policies with limits up to $10.0 million, with RSUI ceding 25 percent of the premium and losses for policies with limits up to $1.0 million and ceding 50 percent of the premium and loss on policies with limits greater than $1.0 million up to $10.0 million. Its primary casualty lines treaty provides reinsurance for policies with limits up to $2.0 million, with RSUI ceding 25 percent of the premium and loss. Finally, its D&O liability line treaty provides reinsurance for policies with limits up to $20.0 million, with RSUI ceding 40 percent of the premium and loss for all policies with limits up to $10.0 million, ceding 60 percent of the premium and loss for policies classified as “for profit” with limits in excess of $10.0 million up to $15.0 million, and ceding 60 percent of the premium and loss for policies classified as “not for profit” with limits in excess of $10.0 million up to $20.0 million. With respect to potential losses at RSUI arising from acts of foreign terrorism, the Terrorism

Risk Insurance Act of 2002, as extended and amended by the Terrorism Risk Insurance Extension Act of 2005, which we collectively refer to as the “Terrorism Act,” established a program under which the federal government will reimburse insurers for losses arising from certain acts of foreign terrorism. The Terrorism Act is effective until December 31, 2007, at which time it will automatically expire. The intent of the Terrorism Act is to provide federal assistance to the insurance industry in order to meet the needs of commercial insurance policyholders with potential exposure for losses due to acts of terrorism. Under the Terrorism Act, an act must be certified by the U.S. Secretary of Treasury for it to constitute an act of terrorism, with the definition of terrorism excluding domestic acts of terrorism and acts of terrorism committed in the course of a war declared by Congress. This law requires insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In return, the law requires the federal government to indemnify such insurers for 85 percent of insured losses for 2007 resulting from covered acts of terrorism, subject to certain premium-based deductibles. AIHL’s deductible under the Terrorism Act in 2007 will be 20 percent of its direct premiums earned in 2006, or approximately $343.1 million. In addition, federal compensation will only be paid under the Terrorism Act if the aggregate industry insured losses resulting from the covered act of terrorism exceed $100.0 million for insured losses occurring in 2007 but no payment shall be made for the portion of aggregate industry insured losses that exceed $100.0 billion in 2007.
AIHL’s terrorism exposure is substantially attributable to RSUI. In general, RSUI’s casualty reinsurance programs provide coverage for domestic and foreign acts of terrorism, while RSUI’s property reinsurance programs provide coverage only for domestic acts of terrorism. The cost of property reinsurance in the marketplace has increased significantly in recent years, and reinsurance capacity for terrorism exposures is limited and expensive. As a result, RSUI would be liable for these exposures on a net basis, subject to the Terrorism Act coverage, for property policies containing foreign terrorism coverage. Approximately 8 percent of all policies, and approximately 18 percent of all property policies, written by RSUI in 2006 contained coverage for domestic and foreign acts of terrorism. RSUI uses various underwriting strategies to mitigate its exposure to terrorism losses.
CATA uses reinsurance to protect against severity losses. In 2006, CATA reinsured individual property and casualty and contract surety risks in excess of $1.5 million with various reinsurers. The commercial surety line was reinsured for individual losses above $1.25 million. In addition, CATA purchases facultative reinsurance coverage for risks in excess of $6.0 million on property and casualty and $15.0 million on commercial surety.
In general, Darwin purchases excess of loss reinsurance on a treaty basis to stop its loss from a single occurrence on any one coverage part of any one policy. For substantially all of its D&O and the majority of its E&O liability lines of business, Darwin generally retains $2.75 million of loss on policies written at Darwin’s maximum offered limit of $10.0 million. For Darwin’s Side A-only D&O product, where Darwin has written limits up to $15.0 million, Darwin generally retains $3.5 million. For Darwin’s managed care E&O line, where Darwin has written limits up to $20.0 million, Darwin generally retains $2.75 million of loss on the first $10.0 million of loss and $1.0 million of the next $10.0 million of loss. For certain of Darwin’s classes of E&O business (primarily public entities and psychiatrists professional liability) Darwin generally retains $250,000 to $500,000 of loss. For Darwin’s medical malpractice line of business, Darwin generally retains $2.65 million of loss at its maximum offered limit of $11.0 million. Some of Darwin’s reinsurance treaties contain premiums that will vary, within a range, depending upon the profitability of the underlying premium subject to the treaty. Darwin also obtains facultative reinsurance for certain business.

At December 31, 2006, AIHL had total reinsurance recoverables of $1.1 billion, consisting of $1.0 billion of ceded outstanding losses and LAE and $0.1 billion of recoverables on paid losses. The reinsurance purchased by AIHL’s insurance operating units does not relieve them from their obligations to their policyholders, and therefore, the financial strength of their reinsurers is important. Approximately 91.2 percent of AIHL’s reinsurance recoverables balance at December 31, 2006 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. AIHL had no allowance for uncollectible reinsurance as of December 31, 2006. Additional information regarding the risks faced by AIHL’s insurance operating units with respect to their use of reinsurance can be found on pages 25 and 26 of this Form 10-K Report. AIHL’s Reinsurance Security Committee, which includes certain of our officers and the chief financial officers of each of AIHL’s operating units, meets to track, analyze and manage the use of reinsurance by AIHL’s insurance operating units. The Reinsurance Security Committee considers the limits on the maximum amount of unsecured reinsurance recoverables that should be outstanding from any particular reinsurer, the lines of business that should be ceded to a particular reinsurer and, where applicable, the types of collateral that should be posted by reinsurers. Information related to concentration of reinsurance recoverables can be found in Note 5 to our consolidated financial statements set forth in Item 8 of this Form 10-K Report.
Based on reviews by management, all of the current reinsurance contracts used by AIHL’s insurance operating units provide for sufficient transfer of insurance risk to qualify for reinsurance accounting treatment under GAAP. As such, AIHL’s insurance operating units have no reinsurance contracts accounted for under the deposit method.
Investments
The investment portfolios of RSUI, CATA and Darwin are managed by AIHL. For a discussion of AIHL investment results, please see pages 47 to 51 of this Form 10-K Report.
Competition
The property and casualty businesses of RSUI and Darwin, as well as the surety business of CATA, compete on a national basis. CATA’s property and casualty businesses compete on a regional basis with a primary focus on the Midwestern and Plains states. Competitors of each of our insurance operating units include other primary insurers and new forms of insurance such as alternative self-insurance mechanisms. Many competitors have considerably greater financial resources and greater experience in the insurance industry and offer a broader line of insurance products than do AIHL’s insurance operating units. Except for regulatory considerations, there are virtually no barriers to entry into the insurance industry. Competition may be domestic or foreign, and competitors are not necessarily required to be licensed by various state insurance departments. The commercial property and casualty insurance and surety insurance industries are highly competitive, competing on the basis of reliability, financial strength and stability, ratings, underwriting consistency, service, business ethics, price, performance, capacity, policy terms and coverage conditions.
Historically, insurers have experienced significant fluctuations in operating results due to competition, frequency or severity of catastrophic and other loss events, levels of capacity, general economic and social conditions and other factors. The supply of insurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical business characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels.

A discussion of the risks faced by our insurance operating units due to the cyclicality of the insurance business can be found on page 27 of this Form 10-K Report.
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
AIHL’s insurance operating units are subject to regulation in their domiciliary states as well as in the other states in which they do business. This regulation pertains to matters such as approving policy forms and various premium rates, licensing agents, granting and revoking licenses to transact business and regulating trade practices. In addition, some of AIHL’s insurance operating units are in states requiring prior approval by regulators before proposed rates for property or casualty or surety insurance policies may be implemented. Insurance regulatory authorities perform periodic examinations of an insurer’s market conduct and other affairs.
Insurance companies are required to report their financial condition and results of operations in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners, or “NAIC.” State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for permissible types and amounts of investments, and require minimum capital and surplus levels. These statutory capital and surplus requirements include risk-based capital, or “RBC,” rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2006, the total adjusted capital of each of AIHL’s insurance subsidiaries exceeded the minimum levels required under RBC rules and each had excess capacity to write additional premiums in relation to these requirements.
The NAIC annually calculates certain statutory financial ratios for most insurance companies in the United States. These calculations are known as the Insurance Regulatory Information System, or “IRIS,” ratios. There presently are twelve IRIS ratios, with each ratio having an established “usual range” of results. The IRIS ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio falling outside the usual range is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. The NAIC reports the ratios to state insurance departments who may then contact a company if four or more of its ratios fall outside the NAIC’s usual ranges. Based upon calculations as of December 31, 2006, DNA and CSIC had two of their ratios, and Darwin Select and Landmark had three of their ratios, falling outside the usual ranges. In the case of DNA, the two unusual ranges were due to DNA’s rapid premium growth and inter-company reinsurance relationship with subsidiaries of CATA. In the case of CSIC, the two unusual ranges were due to the growth in the non-admitted business and low operating expenses. In the case of Darwin Select, the three unusual ranges were due to significant growth in direct writings as well as Darwin Select’s inter-company reinsurance relationship with DNA. In the case of Landmark, the three unusual ranges were due to Landmark’s inter-company reinsurance relationship with RIC.
AIHL’s insurance operating units are required under the guaranty fund laws of most states in which they transact business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. AIHL’s insurance operating units also are required to participate in various involuntary pools, principally involving workers compensation and windstorms. In most states, the involuntary pool participation of AIHL’s insurance operating units is in proportion to their voluntary writings of related lines of business in such states.
In addition to the regulatory requirements described above, a number of current and pending legislative and regulatory measures may significantly affect the insurance business in a variety of ways. These measures include, among other things, tort reform, consumer privacy requirements and financial services deregulation initiatives.
Employees
AIHL’s insurance operating units employed 694 persons as of December 31, 2006, 361 of whom were at RSUI and its subsidiaries, 222 of whom were at CATA and its subsidiaries and 111 of whom were at Darwin and its subsidiaries.
Real Estate Business
Headquartered in Sacramento, California, Alleghany Properties owns and manages properties in the Sacramento region of California. These properties include improved and unimproved commercial land and residential lots. The majority of these properties are located in the City of Sacramento in the planned community of North Natomas. A considerable amount of activity from developers has occurred in the North Natomas area since 1998, including the construction of more than 12,000 single family homes, 3,400 apartment units, office buildings and several fully-leased regional retail shopping centers. Participating in this growth, Alleghany Properties has sold over 387 acres of residential land and 61 acres of commercial property. At December 31, 2006, Alleghany Properties owned approximately 345 acres of property in various land use categories ranging from multi-family residential to commercial. Alleghany Properties had 4 employees at December 31, 2006.
Parent Company Operations
We conduct corporate investment and other activities at the parent level, including the holding of strategic equity investments which are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies. At the parent level, our objective is to seek out attractive investment opportunities, delegate responsibilities to competent and motivated managers at the operating business level, define risk parameters, set management goals for our operating businesses, ensure that operating business managers are provided with incentives to meet these goals and monitor their progress. At December 31, 2006, we had 15 employees at the parent level.

Item 1A.	Risk Factors.
We face risks from our property and casualty and surety insurance businesses and our investments in debt and equity securities. Some of what we believe are our more significant risks are discussed below; however, they are not the only risks that we face. Our businesses may also be adversely affected by risks and uncertainties not currently known to us or that we currently consider immaterial.

The reserves for losses and loss adjustment expenses of our insurance operating units are estimates and may not be adequate, which would require our insurance operating units to establish additional reserves.
Gross reserves for losses and LAE reported on our balance sheet as of December 31, 2006 were approximately $2.3 billion. These loss and LAE reserves reflect our best estimates of the cost of settling all claims and related expenses with respect to insured events that have occurred. Reserves do not represent an exact calculation of liability, but rather an estimate of what management expects the ultimate settlement and claims administration will cost for claims that have occurred, whether known or unknown. The major assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. These reserve estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances currently known and expected future trends in claims severity and frequency, inflation, judicial theories of liability, reinsurance coverage, legislative changes and other factors.
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
Property and casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses, or the absence thereof, have had a significant impact on our results. For example, pre-tax catastrophe losses, net of reinsurance and reinsurance reinstatement premiums, at our insurance operating units were $18.0 million in 2006, $330.8 million in 2005 and $163.8 million in 2004. RSUI’s 2005 results were impacted by $313.4 million of pre-tax losses from the 2005 hurricanes, net of reinsurance recoverables and reinsurance reinstatement premiums. Several states, or underwriting organizations of which our insurance operating units are required to be members, may increase their mandatory assessments as result of these recent catastrophes and other events, and we may not be able to fully recoup these increased costs.
Catastrophes can be caused by various events, including hurricanes, other windstorms, earthquakes and floods, as well as terrorist activities. The incidence and severity of catastrophes in any short period of time are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, other windstorms, earthquakes and floods may produce significant damage in areas that are heavily populated. The geographic distribution of AIHL’s insurance operating units subjects them to catastrophe exposure in the United States principally from hurricanes in the Gulf coast regions, Florida, the Mid-Atlantic, and

Northeast, from other windstorms in the Midwest and Southern regions, and earthquakes in California, the Pacific Northwest region and along the New Madrid fault line in the Midwest region. Catastrophes can cause losses in a variety of our property and casualty lines, and most of our past catastrophe-related claims have resulted from severe storms. It is therefore possible that a catastrophic event or multiple catastrophic events could produce significant losses and have a material adverse effect on our financial condition and results of operations.
With respect to terrorism, to the extent that reinsurers have excluded coverage for terrorist acts or have priced this coverage at rates that are not practical, our insurance operating units, particularly RSUI, do not have reinsurance protection and are exposed to potential losses as a result of any terrorist acts. To the extent an act of terrorism is certified by the U.S. Secretary of Treasury, we may be covered under the Terrorism Act; however, the Terrorism Act is set to terminate on December 31, 2007, thereby eliminating the federal government’s participation in the terrorism insurance market. Information regarding the Terrorism Act and its impact on our insurance operating units can be found on page 20 of this Form 10-K Report.
RSUI attempts to manage its exposure to catastrophe risk partially through the use of catastrophe modeling software. The failure of this software to accurately gauge the catastrophe-exposed risks RSUI writes could have a material adverse effect on our financial condition and results of operations.
As part of its approach to managing catastrophe risk, RSUI has historically used a number of tools, including third party catastrophe modeling software, to help model potential losses. RSUI has used modeled loss scenarios to set its level of risk retention and help structure its reinsurance programs. Modeled loss estimates, however, have not accurately predicted RSUI’s ultimate losses with respect to recent hurricane activity. In the case of Hurricane Katrina, the modeled estimates significantly underestimated RSUI’s current estimate of ultimate losses due to a number of factors, the most significant of which was higher than expected damage to inland located risks. Accordingly, in an effort to better manage its accumulations of risk such that its loss exposure conforms to its established risk tolerances and fits within its reinsurance programs, RSUI reviewed its catastrophe exposure management approach, resulting in the implementation of new monitoring tools and a revision of its underwriting guidelines and procedures. However, these efforts may not be successful in sufficiently mitigating risk exposures and losses resulting from future catastrophes.
If market conditions cause reinsurance to be more costly or unavailable, our insurance operating units may be required to bear increased risks or reduce the level of their underwriting commitments.
As part of our overall risk and capacity management strategy, our insurance operating units purchase reinsurance for certain amounts of risk underwritten by them, especially catastrophe risks. The reinsurance programs purchased by our insurance operating units are generally subject to annual renewal. Market conditions beyond their control determine the availability and cost of the reinsurance protection they purchase, which may affect the level of their businesses and profitability. If our insurance operating units are unable to renew their expiring facilities or to obtain new reinsurance facilities, either their net exposures would increase, which could increase the volatility of their results or, if they are unwilling to bear an increase in net exposures, they would have to reduce the level of their underwriting commitments, especially catastrophe- exposed risks, which may reduce their revenues and net income.
RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program covers risks including, among others, widstorms and earthquakes. RSUI’s catastrophe reinsurance program covers $625.0 million of losses, before co-participation by RSUI, in excess of a $75.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The catastrophe reinsurance program coverage period runs on an annual basis from May 1 to the following April 30. The program was placed approximately 36 percent for non-earthquake losses and approximately 51 percent for earthquake losses with third party reinsurers. The remainder of the program was placed with AIHL Re. The 64 percent of non-earthquake losses and 49 percent of earthquake losses not covered by third party reinsurers are retained by AIHL Re and include a 5 percent co-participation by RSUI. Because AIHL Re is a wholly-owned subsidiary of AIHL, there is no net reduction of Alleghany’s catastrophe exposure on a consolidated basis as a result of RSUI’s arrangement with AIHL Re.
RSUI’s current catastrophe reinsurance program expires on April 30, 2007. RSUI is in the process of planning its catastrophe reinsurance program for the May 1, 2007 to April 30, 2008 coverage period. In this regard, RSUI, due to its reduction in exposed limits since May 1, 2006, may seek a lesser amount of catastrophe reinsurance coverage than provided under its current program. In addition, depending upon third party reinsurance capacity, RSUI may not use AIHL Re for reinsurance coverage for the May 1, 2007 to April 30, 2008 coverage period.
In accordance with industry practice, catastrophe reinsurance contracts generally provide coverage for only two catastrophic events during a single coverage period, which is typically a single twelve month period, and only for the second event if the insured pays a reinsurance reinstatement premium to restore coverage after the first event. If our insurance operating units use their third party catastrophic reinsurance contracts for two catastrophic events during a single coverage period, they will not have any reinsurance coverage available for losses incurred as a result of additional catastrophic events during that coverage period. Under its agreement with RSUI, AIHL Re will provide coverage for only one catastrophic event during the coverage period.
We cannot guarantee that the reinsurers used by our insurance operating units will pay in a timely fashion, if at all, and, as a result, we could experience losses even if reinsured.
Our insurance operating units purchase reinsurance by transferring, or ceding, part of the risk that they have underwritten to a reinsurance company in exchange for part of the premium received by our insurance operating units in connection with that risk. Although reinsurance makes the reinsurer liable to our insurance operating units to the extent the risk is transferred or ceded to the reinsurer, it does not relieve our insurance operating units of their liability to their policyholders. Reinsurers may not pay the reinsurance recoverables that they owe to our insurance operating units or they may not pay these recoverables on a timely basis. This risk may increase significantly if these reinsurers experience financial difficulties as a result of natural catastrophes and other events. Underwriting results and investment returns of some of the reinsurers used by our insurance operating units may affect their future ability to pay claims. Accordingly, we bear credit risk with respect to our insurance operating units’ reinsurers, and if they fail to pay, our financial results would be adversely affected. As of December 31, 2006, the amount due from reinsurers reported on our balance sheet was $1.1 billion, with $0.9 billion attributable to RSUI’s reinsurers.

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
Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Some of our insurance operating unit companies are rated by A.M. Best, an independent organization that analyzes the insurance industry. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. These ratings are subject to periodic review, and we cannot assure you that any of our insurance operating unit companies will be able to retain those ratings. If the ratings of our insurance operating unit companies are reduced from their current levels by A.M. Best, their competitive positions in the insurance industry could suffer and it would be more difficult for them to market their products. A significant downgrade could result in a substantial loss of business as policyholders move to other companies with higher claims-paying and financial strength ratings.
The property and casualty insurance business is cyclical in nature, which may affect our financial performance.
Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity, known as a soft market, followed by periods of high premium rates and shortages of underwriting capacity, known as a hard market. Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. Further, this cyclical market pattern can be more pronounced in the excess and surplus market in which RSUI and Darwin primarily compete, than in the admitted insurance market. When the admitted insurance market hardens, the excess and surplus market hardens, and growth in the excess and surplus market can be significantly more rapid than growth in the standard insurance market. Similarly, when conditions begin to soften, many customers that were previously driven into the excess and surplus market may return to the admitted insurance market, exacerbating the effects of rate decreases. Since cyclicality is due in large part to the actions of our insurance operating units’ competitors and general economic factors, we cannot predict the timing or duration of changes in the market cycle. These cyclical patterns cause our revenues and net income to fluctuate.

A significant amount of our assets is invested in debt securities and is subject to market fluctuations.
Our investment portfolio consists substantially of debt securities. As of December 31, 2006, our investment in debt securities was approximately $2.6 billion, or 64.6 percent of our total investment portfolio. The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair market value of debt securities generally decreases as interest rates rise but investment income earned from future investments in debt securities will be higher. Conversely, if interest rates decline, investment income earned from future investments in debt securities will be lower but fair market value of current debt securities will generally rise. In addition, some debt securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk, or the risk that principal will be returned more rapidly or slowly than expected, as a result of interest rate fluctuations. Based upon the composition and duration of our investment portfolio at December 31, 2006, a 100 basis point increase in interest rates would result in a decrease in the fair value of our debt security investments of approximately $112.2 million.
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
We invest a portion of our investment portfolio in equity securities which are subject to fluctuations in market value. As of December 31, 2006, our investments in equity securities were approximately $872.9 million, or 21.5 percent of our investment portfolio. We hold our equity securities as available for sale, and any changes in the fair value of these securities, net of tax, would be reflected in our accumulated other comprehensive income as a component of stockholders’ equity.
As of December 31, 2006, our equity portfolio had investment concentrations in the common stock of Burlington Northern Santa Fe Corporation, or “Burlington Northern,” and in certain energy sector businesses. As of December 31, 2006, our Burlington Northern common stock holdings had a fair market value of $428.8 million, which represented 49.1 percent of our equity portfolio, and our energy sector equity holdings had an aggregate fair market value of $280.9 million, which represented 32.2 percent of our equity portfolio. These investment concentrations may lead to higher levels of short-term price volatility and variability in the level of unrealized investment gains or losses. In January and February of 2007, we sold a approximately 809,000 shares of our Burlington Northern common stock holdings for approximately $65.0 million of proceeds.

Item 1B.	Unresolved Staff Comments.
None.

Item 3.	Legal Proceedings.
Our subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each subsidiary makes provision on its books, in accordance with GAAP, for estimated losses to be incurred in these litigation and claims, including legal costs. In the opinion of management, this provision is adequate under GAAP as of December 31, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders.
We did not submit any matter to a vote of security holders during the fourth quarter of 2006.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of December 31, 2006, there were 1,163 holders of record of our common stock. The following table indicates quarterly high and low prices of our common stock in 2006 and 2005 on the New York Stock Exchange. Our ticker symbol is Y.

	2006		2005
Quarter Ended	High	Low	High	Low

March 31	$293.43	$273.53	$278.78	$256.10
June 30	293.87	264.00	294.85	261.77
September 30	291.20	274.00	302.45	276.96
December 31	364.00	288.50	313.73	276.72

In 2006 and 2005, our Board of Directors declared, as our dividend on our common stock for that year, a stock dividend consisting of one share of our common stock for every fifty shares outstanding. Our credit agreement prohibits us from paying cash dividends at any time when a Default or Event of Default (the definition of which is set forth on pages 53 and 54 of this Form 10-K Report) has occurred and is continuing. At December 31, 2006, the credit agreement permitted us to pay cash dividends aggregating approximately $272.3 million.
We did not repurchase any shares of our common stock and we did not sell any unregistered shares of our common stock in the fourth quarter of 2006.

Performance Graph
The following graph compares for the years 2002-2006 the cumulative total stockholder return on Alleghany’s common stock, the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the cumulative total return on the Standard & Poor’s 500 Property and Casualty Insurance Index (the “P&C Index”). The graph shows the value at the end of each such year of $100 invested as of January 1, 2002 in Alleghany’s common stock, the S&P 500 and the P&C Index.
Comparison of Cumulative Five Year Total Return

Company / Index	2002	2003	2004	2005	2006

■ Alleghany	94.08	120.29	157.29	159.74	208.60

● S&P 500	77.90	100.25	111.15	116.61	135.03

▲ P&C Index	88.98	112.48	124.20	142.97	161.38

This performance graph is based on the following assumptions: (i) cash dividends are reinvested on the ex-dividend date in respect of such dividend; and (ii) the two-percent stock dividends Alleghany has paid in each of the years 2002 through 2006 are included in the cumulative total stockholder return on Alleghany’s common stock.

Item 6.	Selected Financial Data.

Alleghany Corporation and Subsidiaries*
	Years Ended December 31
(in thousands, except for share and share
amounts):	2006	2005	2004	2003	2002**

Operating Data
Revenues from continuing operations	$1,209,165	$1,095,826	$955,214	$638,686	$430,552

Earnings from continuing operations	$251,244	$45,977	$102,698	$152,866	$41,237
Earnings from discontinued operations	—	6,357	14,998	9,512	13,576

Net earnings	$251,244	$52,334	$117,696	$162,378	$54,813

Basic earnings (losses) per share of common stock** Continuing operations	$30.37	$5.71	$12.87	$19.33	$5.29

Discontinued operations	—	0.79	1.88	1.20	1.74

Net earnings	$30.37	$6.50	$14.75	$20.53	$7.03

Average number of shares of common stock**	7,977,554	8,043,732	7,977,591	7,906,663	7,903,939

	Years Ended December 31,
	2006	2005	2004	2003	2002**

Balance Sheet
Total assets	$6,178,740	$5,796,207	$4,328,972	$3,453,000	$2,068,745

Debt	$80,000	$80,000	$80,000	$88,000	$96,000

Common stockholders’ equity	$2,123,719	$1,868,327	$1,773,416	$1,573,579	$1,386,851

Common stockholders’ equity per share of common stock**	$266.82	$231.72	$222.06	$197.86	$176.38

*	AIHL purchased CATA and Platte River in January 2002. AIHL established Darwin in March 2003 and acquired RSUI in July 2003. On July 1, 2003, AIHL completed the acquisition of Resurgens Specialty which became a subsidiary of RSUI. In connection with the acquisition of Resurgens Specialty, on June 30, 2003, RSUI acquired RIC. On September 2, 2003, RIC purchased Landmark. In 2004, AIHL acquired DNA and in 2005, DNA acquired Darwin Select. We sold Heads & Threads in December 2004. Heads & Threads has been classified as discontinued operations for the three years ended 2004. We sold World Minerals on July 14, 2005. World Minerals has been classified as discontinued operations for the four years ended 2005.

**	Amounts have been adjusted for subsequent common stock dividends.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Critical Accounting Estimates
Losses and LAE
Each of our insurance operating units establishes reserves on its balance sheet for unpaid losses and LAE related to its property and casualty insurance and surety contracts. As of any balance sheet date, historically there have been claims that have not yet been reported, and some claims may not be reported for many years after the date a loss occurs. As a result of this historical pattern, the liability for unpaid losses and LAE includes significant estimates for claims incurred but not yet reported, known as “IBNR.” Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits, and certain claims may take years to settle, especially if legal action is involved. As a result, the liabilities for unpaid losses and LAE include significant judgments, assumptions and estimates made by management relating to the ultimate losses that will arise from the claims. Due to the inherent uncertainties in the process of establishing these liabilities, the actual ultimate loss from a claim is likely to differ, perhaps materially, from the liability initially recorded and could be material to the results of our operations. The accounting policies that our insurance operating units use in connection with the establishment of these liabilities include critical accounting estimates.
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
As noted above, as of any balance sheet date, not all claims that have occurred have been reported to our insurance operating units, and if reported may not have been settled. The time period between the occurrence of a loss and the time it is settled by the insurer is referred to as the “claim tail.” Property claims usually have a fairly short claim tail and, absent claim litigation, are reported and settled within no more than a few years of the date they are reported. For short-tail lines, the process of recording quarterly and annual liabilities for unpaid losses and LAE is primarily focused on maintaining an appropriate reserve level for reported claims and IBNR, rather than determining an expected loss ratio for the current business and use of other actuarial methods discussed below for long-tail business such as casualty. Our insurance operating units provide coverage on both a claims-made and occurrence basis. Claims-made policies generally require that claims occur and be reported during the coverage period of the policy. Occurrence policies allow claims which occur during a policy’s coverage period to be reported after the coverage period, and as a result, these claims can have a very long claim tail, occasionally extending for decades. In conformity with GAAP, our insurance operating units are not permitted to establish IBNR reserves for catastrophe losses that have not occurred. Therefore, losses related to a significant catastrophe or accumulation of catastrophes in any reporting period could have a material, negative impact on our results during that period. Casualty claims can have a very long claim tail, in certain situations extending for many years. In addition, casualty claims are more susceptible to litigation and the legal environment and can be significantly affected by changing contract interpretations, all of which contribute to extending the claim tail. For long-tail casualty lines of business, estimation of ultimate liabilities for unpaid losses and LAE is a more complex process and depends on a number of factors, including the line and volume of the business involved. For these reasons, AIHL’s insurance operating units will generally use actuarial projections in setting reserves for all casualty lines of business.

Our loss reserve review processes use actuarial methods and underlying assumptions that vary by company and line of business and produce point estimates for each class of business. The actuarial methods used by our insurance operating units include the following methods:
•	Reported Loss Development Method: a reported loss development pattern is calculated based on historical data, and this pattern is then used to project the latest evaluation of cumulative reported losses for each accident year to ultimate levels;

•	Paid Development Method: a paid loss development pattern is calculated based on historical development data, and this pattern is then used to project the latest evaluation of cumulative paid losses for each accident year to ultimate levels;

•	Expected Loss Ratio Method: expected loss ratios are applied to premiums earned, based on historical company experience, or historical insurance industry results when company experience is deemed not to be sufficient; and

•	Bornhuetter-Ferguson Method: the results from the Expected Loss Ratio method are essentially blended with the either the Reported Loss Development method or the Paid Development method.
Because of the high level of uncertainty regarding the setting of liabilities for unpaid losses and LAE, it is the practice of each of our insurance operating units to engage, at least annually, an outside actuary to evaluate, and opine on, the reasonableness of these liabilities. Although we are unable at this time to determine whether additional reserves, which could have a material impact upon our financial condition, results of operations and cash flows, may be necessary in the future, we believe that the reserves for unpaid losses and LAE established by our insurance operating units are adequate as of December 31, 2006.
A small percentage change in an estimate can result in a material effect on our reported earnings. The sensitivity of indicated reserves to changes in assumptions can be illustrated by assuming a 5 percent positive or negative variance to the expected loss and LAE ratio, net of reinsurance, that underlies the loss and LAE reserves as reported in our consolidated financial statements. A 5 percent variance, whether positive or negative, in our expected loss and LAE ratio, net of reinsurance, would result in a $50.5 million impact on our pre-tax earnings and a $32.8 million impact on our after-tax earnings. We believe this illustration provides a reasonable benchmark for sensitivity, as we believe it is within historical variation for the reserves of our insurance operating units, and currently, neither of these scenarios is believed to be more likely than the other.
Our reserve for unpaid losses and LAE includes $23.8 million of gross reserves and $23.7 million of net reserves at December 31, 2006 and $25.7 million of gross reserves and $25.6 million of net reserves at December 31, 2005, for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976. The subsidiary exited this business in 1976. Reserves for asbestos and environmental impairment claims cannot be estimated with traditional loss reserving techniques because of uncertainties that are greater than those associated with other types of claims. Factors contributing to these uncertainties include a lack of historical data, the significant periods of time that often elapse between the occurrence of an insured loss and the reporting of that loss to the ceding company and the reinsurer, uncertainty as to the number and identity of insureds with potential exposure to these risks, unresolved legal issues regarding policy coverage and the extent and timing of any such contractual liability. Loss reserve estimates for these environmental impairment and asbestos exposures include case reserves, which also reflect reserves for legal and other

LAE and IBNR reserves. IBNR reserves are determined based upon CATA’s historic general liability exposure base and policy language, previous environmental impairment loss experience and the assessment of current trends of environmental law, environmental cleanup costs, asbestos liability law and judgmental settlements of asbestos liabilities.
For both asbestos and environmental impairment reinsurance claims, CATA establishes case reserves by receiving case reserve amounts from its ceding companies and verifies these amounts against reinsurance contract terms, analyzing from the first dollar of loss incurred by the primary insurer. In establishing the liability for asbestos and environmental impairment claims, CATA considers facts currently known and the current state of the law and coverage litigation. Additionally, ceding companies often report potential losses on a precautionary basis to protect their rights under the reinsurance arrangement, which generally calls for prompt notice to the reinsurer. Ceding companies, at the time they report potential losses, advise CATA of the ceding companies’ current estimate of the extent of the loss. CATA’s claims department reviews each of the precautionary claims notices and, based upon current information, assesses the likelihood of loss to CATA. This assessment is one of the factors used in determining the adequacy of the recorded asbestos and environmental impairment reserves. Although we are unable at this time to determine whether additional reserves, which could have a material impact upon our results of operations, may be necessary in the future, we believe that CATA’s asbestos and environmental impairment reserves are adequate as of December 31, 2006.
Our insurance operating units continually evaluate the potential for changes, both positive and negative, in their estimates of these liabilities and use the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for unpaid losses and LAE established in prior years, these liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid losses and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. Additional information regarding reserves is included on pages 14 and 15, and pages 45 and 46 of this Form 10-K Report.
Receivables recorded with respect to claims ceded by our insurance operating units to reinsurers under reinsurance contracts are predicated in large part on the estimates for unpaid losses and, therefore, are also subject to a significant degree of uncertainty. In addition to the factors cited above, reinsurance receivables may prove uncollectible if the reinsurer is unable to perform under the contract. Reinsurance contracts purchased by our insurance operating units do not relieve them of their obligations to their own policyholders. Additional information regarding the use of, and risks related to, the use of reinsurance by our insurance operating units can be found on pages 25 and 26 of this Form 10-K Report.
Investments
We hold our equity and debt securities as available for sale, and as such, these securities are recorded at fair value based on quoted market prices or dealer quotes. We continually monitor the difference between cost and the estimated fair value of our investments, which involves uncertainty as to whether declines in value are temporary in nature. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in common stockholders’ equity. If we believe the decline is other than temporary, we write it down to the carrying value of the investment and a record a realized loss on our statement of earnings. Management’s assessment of a decline in value includes, among other things, (i) the duration of time and the relative magnitude to which fair value of the investment has been below cost; (ii) the financial condition and near-term prospects of the issuer of the investment; (iii) extraordinary events, including negative news releases and rating agency downgrades, with respect to the issuer of an investment ; and (iv) our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. A debt security is impaired if it is probable that we will not be able to collect all amounts due under the security’s contractual terms. An equity investment is impaired when it becomes apparent that we will not recover its cost over the expected holding period. Further, for securities expected to be sold, an other-than-temporary impairment charge is recognized if we do not expect the fair value of a security to recover its cost prior to the expected date of sale. If that judgment changes in the future, we may ultimately record a realized loss after having originally concluded that the decline in value was temporary. Risks and uncertainties are inherent in the methodology we use to assess other-than-temporary declines in value. Risks and uncertainties could include, but are not limited to, incorrect or overly optimistic assumptions about financial condition, liquidity or future prospects, inadequacy of any underlying collateral and unfavorable changes in economic or social conditions, interest rates or credit ratings.
Goodwill and Other Intangible Assets
Our consolidated balance sheet as of December 31, 2006 includes goodwill and other intangible assets, net of amortization, of approximately $159.8 million. This amount has been recorded as a result of business acquisitions. Goodwill and other intangible assets are tested annually for impairment. We completed the annual test for impairment during the fourth quarter of 2006 based upon results of operations through September 30, 2006 and determined that there was no indication of impairment. A significant amount of judgment is required in performing goodwill and other intangible assets impairment tests. These tests include estimating the fair value of our operating units and other intangible assets. With respect to goodwill, as required by Financial Accounting Standards Board Statement No. 142, or “SFAS 142,” we compare the estimated fair value of our operating units with their respective carrying amounts including goodwill. Under SFAS 142, fair value refers to the amount for which the entire operating unit may be bought or sold. Our methods for estimating operating unit values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. All of these methods involve significant estimates and assumptions.
Deferred Taxes
We file a consolidated federal income tax return with our subsidiaries, except for Darwin as a result of its initial public offering in May 2006. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2006, a net deferred tax liability of $62.9 million was recorded, which included a valuation allowance of $14.2 million for certain deferred state tax assets which we believe may not be realized. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. This determination is based upon a review of anticipated future earnings as well as all available evidence, both positive and negative.

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
Consolidated Results of Operations
The following table summarizes our consolidated revenues, costs and expenses and earnings.

(in thousands)	2006	2005	2004

Revenues
Net premiums earned	$1,010,129	$849,653	$805,417
Net investment earned	144,377	83,012	49,873
Net realized capital gains	28,224	148,446	86,870
Other income	26,435	14,715	13,054

Total revenues	$1,209,165	$1,095,826	$955,214

Costs and expenses
Loss and loss adjustment expenses	$498,954	$747,967	$540,569
Commissions, brokerage and other underwriting expenses	251,877	216,796	190,657
Other operating expenses	48,111	29,465	31,756
Corporate administration	41,667	38,305	40,917
Interest expense	5,626	3,474	2,417

Total costs and expenses	$846,235	$1,036,007	$806,316

Earnings from continuing operations, before income taxes and minority interest	$362,930	$59,819	$148,898
Minority interest, net of tax	5,577	—	—

Earnings from continuing operations	$251,244	$45,977	$102,698
Earnings from discontinued operations, net of tax*	—	6,357	14,998

Net earnings	$251,244	$52,334	$117,696

Revenues

AIHL	$1,149,405	$951,916	$932,805
Corporate activities	59,760	143,910	22,409

Earnings (loss) from continuing operations, before income taxes and minority interest

AIHL	$354,134	$(39,053)	$173,377
Corporate activities	8,796	98,872	(24,479)

*	Amount reflects the discontinued operations of World Minerals prior to its sale in July 2005 and of Heads & Threads prior to its disposition in December 2004.

The increase in our revenues in 2006 from 2005 was attributable to increases in net premiums earned at each of our insurance operating units, as well as an increase in net investment income. The increase in net investment income primarily reflects higher investment yields and strong cash flow in 2006, the investment of net proceeds from our public offering of mandatory convertible preferred stock in June 2006, and receipt of net proceeds from the initial public offering of Darwin common stock in May 2006. The increases in net premiums earned and net investment income were partially offset by a significant decrease in net realized capital gains in 2006 from 2005. The 2005 net realized capital gains primarily reflect the sale of 2.0 million shares of common stock of Burlington Northern which generated $94.8 million of 2005 net realized capital gains and the sale of 1.0 million shares of CIGNA Corporation, or “CIGNA,” which generated $37.8 million of the 2005 net realized capital gains. Net realized capital gains in 2004 primarily reflected the sale of 2.6 million shares of common stock of CIGNA, which generated $58.6 million of the 2004 net gain.
The increase in net premiums earned in 2006 from 2005 primarily reflects growth at each of our insurance operating units, with continued growth in all lines of Darwin’s business, growth in property and all casualty lines of RSUI and growth in CATA’s commercial surety line of business. With respect to RSUI, the increase in net premiums earned in its property line of business primarily reflects the impact of higher prices on catastrophe-exposed risks and increased retentions from reduced cessions under its property surplus share reinsurance treaties, partially offset by higher reinsurance costs and a decrease in exposed limits. The increase in net premiums earned in 2005 from 2004 primarily reflects growth in all lines of Darwin’s business, growth in CATA’s property and casualty lines (including in excess and surplus markets) and commercial surety lines and lower reinsurance costs at CATA. The increases at Darwin and CATA were partially offset by a decrease in net premiums earned at RSUI primarily due to a decrease in the amount of gross premiums written in RSUI’s property line of business, as well as an increase in ceded premiums paid to reinsurers under RSUI’s catastrophe reinsurance program.
The decrease in costs and expenses in 2006 from 2005 primarily reflects a substantial decrease in loss and LAE at RSUI related to catastrophes compared with 2005, partially offset by an increase in loss and LAE at Darwin related to its business growth. The increase in costs and expenses in 2005 from 2004 primarily reflects a substantial increase in loss and LAE attributable to the $287.3 million of pre-tax catastrophe losses, net of reinsurance, incurred by RSUI as a result of the substantially more significant hurricane activity in 2005 compared with 2004. In addition, such increase reflects growth of business across our insurance operating units, with commissions and brokerage expenses keeping pace with the increases in net premiums earned, and the costs incurred in building Darwin’s organization.
Corporate administration expenses increased in 2006 from 2005, primarily reflecting increased expenses for benefits incurred and other employee-related costs. The fluctuations in interest expense in the three-year period ended December 31, 2006 are attributable to the impact of interest rate changes on $80.0 million of floating rate notes due 2007 of our financing subsidiary Alleghany Funding Corporation, or “Alleghany Funding.”

Our earnings from continuing operations before income taxes and minority interest in 2006 increased from 2005, primarily reflecting a significant decrease in net catastrophe losses incurred in 2006 compared with 2005, which included significant catastrophe losses attributable to Hurricanes Katrina and Rita. Pre-tax catastrophe losses were $18.0 million in 2006, compared with $330.8 million, including reinsurance reinstatement premiums, in 2005. 2006 results also reflect an increase in net investment income and net premiums earned, partially offset by lower net realized capital gains, higher non-catastrophe-related loss and LAE related to the increase in net premiums earned, and higher other income. Other income for 2006 reflects a $23.1 million gain on sale of 59 acres of real estate in May of 2006 by Alleghany Properties.
Earnings from continuing operations before income taxes and minority interest declined to $59.8 million in 2005 from $148.9 million in 2004, primarily reflecting a $39.1 million pre-tax loss at AIHL, compared with pre-tax earnings of $173.4 million in 2004. AIHL’s 2005 loss reflects a $133.0 million net loss at RSUI primarily attributable to 2005 catastrophic events, particularly Hurricane Katrina, partially offset by net earnings at CATA and Darwin. Corporate activities reported pre-tax earnings of $98.9 million in 2005, compared with a pre-tax loss of $24.5 million in 2004, primarily reflecting net realized capital gains at the parent company of $132.6 million due to the sale of common stock of Burlington Northern and CIGNA in 2005.
The effective tax rate on earnings from continuing operations before income taxes was 29 percent in 2006, 23 percent in 2005 and 31 percent in 2004. The effective tax rate in 2006 reflects a tax benefit of $10.8 million in the first quarter of 2006 resulting from the release of a valuation allowance we held with respect to a portion of our deferred tax assets related to unused foreign tax credits. The unused foreign tax credits arose from our ownership of World Minerals prior to its sale in July 2005. The lower effective tax rate in 2005 relative to both 2006 and 2004 reflects the impact of significant catastrophe losses incurred during 2005.
Net earnings from continuing operations for 2006 include the $10.8 million tax benefit noted above. Net earnings from continuing operations for 2005 include an overall tax benefit as a result of the significant catastrophe losses incurred during the 2005 third quarter.

AIHL Operating Unit Pre-Tax Results

	RSUI	AIHL Re	CATA	Darwin	Total AIHL

2006
Gross premiums written	$1,366.1	$—	$189.8	$246.2	$1,802.1
Cession to AIHL Re	(58.0)	58.0	—	—	—

Gross premiums written after AIHL Re cession	$1,308.1	$58.0	$189.8	$246.2	$1,802.1
Net premiums written	676.6	58.0	181.6	157.0	1,073.2
Net premiums earned (1)	$670.7	$35.6	$171.4	$132.4	$1,010.1
Loss and loss adjustment expenses	332.3	—	78.0	88.6	498.9
Underwriting expenses (2)	141.0	0.2	74.3	36.4	251.9

Underwriting profit (3)	$197.4	$35.4	$19.1	$7.4	$259.3

Net investment income (1)					123.5
Net realized capital gains (1)					13.9
Other income (1)					1.8
Other expenses (2)					44.4

Earnings before income taxes and minority interest					$354.1

Loss ratio (4)	49.6%	—	45.5%	66.9%	49.4%
Expense ratio (5)	21.0%	0.8%	43.3%	27.5%	24.9%
Combined ratio (6)	70.6%	0.8%	88.8%	94.4%	74.3%

2005
Gross premiums written	$1,247.8	—	$173.4	$165.8	$1,587.0
Net premiums written	618.4	—	164.4	100.6	883.4

Net premiums earned (1)	605.9	—	159.1	84.7	849.7
Loss and loss adjustment expenses	614.4	—	75.0	58.6	748.0
Underwriting expenses (2)	124.5	—	68.5	23.8	216.8

Underwriting (loss) profit (3)	$(133.0)	—	$15.6	$2.3	$(115.1)

Net investment income (1)					67.3
Net realized capital gains (1)					31.6
Other income (1)					3.3
Other expenses (2)					(26.2)

Loss before income taxes and minority interest					$(39.1)

Loss ratio (4)	101.4%	—	47.1%	69.2%	88.0%
Expense ratio (5)	20.5%	—	43.1%	28.1%	25.5%
Combined ratio (6)	121.9%	—	90.2%	97.3%	113.5%

2004
Gross premiums written	$1,223.8	—	$174.0	$100.5	$1,498.3
Net premiums written	630.6	—	156.1	70.5	857.2

Net premiums earned (1)	609.3	—	150.0	46.1	805.4
Loss and loss adjustment expenses	423.6	—	87.6	29.4	540.6
Underwriting expenses (2)	102.5	—	71.3	16.8	190.6

Underwriting profit (loss) (3)	$83.2	—	$(8.9)	$(0.1)	$74.2

Net investment income (1)					39.8
Net realized capital gains (1)					84.5
Other income (1)					3.1
Other expenses (2)					(28.2)

Earnings before income taxes and minority interest					$173.4

Loss ratio (4)	69.5%	—	58.4%	63.6%	67.1%
Expense ratio (5)	16.8%	—	47.5%	36.5%	23.7%
Combined ratio (65)	86.3%	—	105.9%	100.1%	90.8%

(1)	Represent components of total revenues.

(2)	Underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses directly attributable to underwriting activities, whereas the remainder constitutes other expenses.

(3)	Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or net realized capital gains. Underwriting profit does not replace net income determined in accordance with GAAP as a measure of profitability; rather, we believe that underwriting profit, which does not include net investment income and other income or net realized capital gains, enhances the understanding of AIHL’s insurance operating units’ operating results by highlighting net income attributable to their underwriting performance. With the addition of net investment income and other income and net realized capital gains, reported pre-tax net income (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting profit as an important measure in the overall evaluation of performance.

(4)	Loss and loss adjustment expenses divided by net premiums earned, all as determined in accordance with GAAP.

(5)	Underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.

(6)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on losses (including loss adjustment expenses) and underwriting expenses.
Discussion of individual AIHL operating unit results follows, and AIHL investment results are discussed below under “Investments.”
RSUI
RSUI’s net premiums earned in 2006 increased from the corresponding 2005 period, reflecting volume increases in all casualty lines of business, due primarily to growth in gross premiums written. In addition, net premiums earned increased in property lines of business reflecting higher prices on catastrophe-exposed risks and increased retentions from reduced cessions under its property surplus share reinsurance treaties, partially offset by higher per risk and catastrophe reinsurance costs and a decrease in exposed limits. RSUI’s net premiums earned decreased slightly in 2005 from 2004 primarily due to a decrease in the amount of gross premiums written in RSUI’s property line of business, as well as an increase in ceded premiums paid to reinsurers under RSUI’s catastrophe reinsurance program, including reinsurance reinstatement premiums. This decrease was partially offset by increases in net premiums earned across all other lines of business, primarily reflecting increased retentions due to changes in RSUI’s reinsurance structure and an increase in gross premiums written. The significant decrease in loss and LAE in 2006 from 2005 primarily reflects the absence in 2006 of significant catastrophe losses, compared with significant catastrophe losses in 2005. The significant increase in loss and LAE in 2005 from 2004 primarily reflects $287.3 million of pre-tax catastrophe losses, net of reinsurance, due to 2005 hurricanes, compared with $146.7 million of pre-tax catastrophe losses, net of reinsurance, in 2004.
RSUI’s underwriting expense increased in 2006 from 2005 primarily due to higher commissions and other acquisition-related expenses as a consequence of increased premium volumes in 2006 compared with 2005 and lower commissions paid to RSUI on ceded reinsurance. RSUI’s underwriting expense increased in 2005 from 2004 due to the absence of profit sharing payments under RSUI’s property surplus share treaties, and a $5.2 million reversal of profit sharing payments under these treaties as a result of the 2004 and 2005 hurricanes. RSUI’s underwriting expense is reduced by profit commissions that it receives under its reinsurance treaties for ceding premiums to the reinsurers. These payments recognize and offset expenses incurred by RSUI in underwriting and administering the ceded business. RSUI’s property surplus share treaties provide for profit sharing payments by the reinsurers based upon underwriting results of the ceded business. Additional information regarding RSUI’s use of reinsurance and risks related to reinsurance recoverables can be found on pages 18 through 20 and pages 25 and 26 of this Form 10-K Report.

RSUI’s underwriting profit for 2006 increased from the corresponding 2005 period, reflecting significantly lower net catastrophe losses, as noted above, partially offset by an $8.9 million net reserve adjustment. This net reserve adjustment primarily reflects a decrease in estimated reinsurance recoverables related to Hurricane Katrina due to a change in the composition of estimated ceded losses, partially offset by prior year reserve releases related to Hurricane Wilma and 2004 third quarter hurricanes. The reserving actions related to Hurricane Katrina reflect a review completed by RSUI during the 2006 fourth quarter of Hurricane Katrina reinsurance cessions that showed RSUI’s net retained losses would be slightly higher than previously estimated. With respect to the 2004 third quarter hurricanes, the reserve actions reflect a determination during the 2006 fourth quarter that paid losses for such hurricanes are at or close to ultimate expected losses. Catastrophe losses amounted to $14.8 million in 2006, which include the $8.9 million adjustment, compared with $313.4 million, net of reinsurance and reinsurance reinstatement premiums, in 2005. In addition, 2006 results benefited from lower estimated ultimate casualty loss and loss adjustment expense ratios for the current accident year in the general liability, professional liability and umbrella lines of business, and reductions in premiums ceded by RSUI to reinsurers under its surplus share reinsurance treaties. RSUI recorded an underwriting loss of $133.0 million in 2005 reflecting $313.4 million of pre-tax catastrophe losses, net of reinsurance and reinsurance reinstatement premiums, related to 2005 hurricane activity. RSUI reported an underwriting profit of $83.2 million in 2004, despite recording $157.2 million of pre-tax catastrophe losses, net of reinsurance and reinsurance reinstatement premiums, related to 2004 hurricane activity.
In 2006, rates for RSUI’s catastrophe-exposed property risks increased substantially, more than offsetting reductions in premium resulting from exposure reduction efforts RSUI commenced during the 2005 fourth quarter. RSUI undertook such efforts to reduce its exposed limits and raise attachment points on catastrophe-exposed property business. As part of these exposure reduction efforts, RSUI reviewed its catastrophe exposure management approach, resulting in the implementation of new monitoring tools and a revision of its underwriting guidelines and procedures. It also suspended writing wind coverage for catastrophe-exposed coastal areas generally from North Carolina to Texas, as well as any new earthquake coverage in certain California counties in May 2006. RSUI believes that its efforts have resulted in significantly lower accumulations of catastrophe risk on a gross basis. In November 2006, RSUI announced that it would re-commence writing wind coverage in southeastern and southern coastal areas in the United States. Although rates for RSUI’s catastrophe-exposed property risks have substantially increased, they may not be sufficient to absorb potential catastrophe losses. In addition, RSUI’s exposure mitigation efforts may not be successful in sufficiently mitigating risk exposures and losses resulting from future catastrophes. With respect to RSUI’s casualty lines of business, rates during 2006 decreased slightly from 2005 due to increased competition. If rates continue to soften in RSUI’s casualty lines of business, RSUI may write lower levels of such business going forward, since RSUI is expected to write less business when it considers prices inadequate to support acceptable profit margins.
Rates at RSUI in 2005 as compared with 2004 reflected overall industry trends, with flat or marginally decreased rates in RSUI’s casualty lines of business (except for professional liability which experienced modest increases in rates), and decreased rates in its property lines of business primarily due to increased competition.

AIHL Re
AIHL Re was formed in June 2006 as a Vermont-domiciled captive reinsurance subsidiary of AIHL to provide catastrophe reinsurance coverage for RSUI. AIHL Re and RSUI entered into a reinsurance agreement, effective July 1, 2006, whereby AIHL Re, in exchange for market-based premiums, took that portion of RSUI’s $625.0 million catastrophe reinsurance program not covered by third party reinsurers. Pursuant to this agreement, AIHL Re is providing coverage for 64 percent of non-earthquake losses and 49 percent of earthquake losses in RSUI’s catastrophe reinsurance program for the May 1, 2006 to April 30, 2007 coverage period. Because AIHL Re is a wholly-owned subsidiary of AIHL, there is no net reduction of our catastrophe exposure on a consolidated basis as a result of RSUI’s arrangement with AIHL Re. AIHL Re’s obligations to make payments to RSUI under the July 1, 2006 agreement were secured through the establishment of two trust funds for the benefit of RSUI. AIHL made a contribution of $103.0 million into one trust fund and AIHL Re made a contribution of $105.0 million into the other trust fund.
AIHL Re’s net premiums earned for 2006 were $35.6 million, which produced an underwriting profit of $35.4 million. AIHL Re did not incur any losses in 2006, reflecting the absence of significant catastrophe losses during the period.
CATA
CATA’s net premiums earned in 2006 increased from 2005, primarily reflecting the growth in gross and net premiums written in CATA’s property and casualty (including in excess and surplus markets) and commercial surety lines of business. The increase in net premiums earned at CATA in 2005 from 2004 primarily reflects growth in both property and casualty (including in excess and surplus markets), and commercial surety lines and lower reinsurance costs partially offset by the loss of premiums attributable to CATA’s exit from the construction segment of its contract surety line of business.
The modest increase in loss and LAE in 2006 from 2005 primarily reflects growth in net premiums earned and higher property losses in 2006, partially offset by a $13.6 million pre-tax release of prior year loss reserves in 2006 (compared with a $5.1 million pre-tax release of prior year loss reserves in 2005). The release reflects favorable loss emergence principally in CATA’s commercial surety, contract surety and commercial multiple peril lines of business. The decrease in loss and LAE in 2005 from 2004 reflects the $5.1 million pre-tax release of prior year loss reserves in 2005 (compared with $10.6 million of adverse development in prior year loss reserves in 2004), partially offset by additional 2005 accident year reserve provisions relating to the increase in net premiums earned in 2005. The release reflects favorable loss emergence principally in CATA’s commercial surety and contract surety lines of business.
Underwriting expenses for CATA increased in 2006 from 2005 primarily due to higher commissions and other acquisition-related expenses as a consequence of increased premium volumes in 2006 compared with 2005, as well as strong growth in the commercial surety lines of business which has higher expenses associated with it. Underwriting expenses decreased in 2005 from 2004 primarily reflecting CATA’s exit from the construction segment of its contract surety line of business in 2005, partially offset by expenses related to CATA’s growth across its other lines of business.
CATA’s underwriting profit for 2006 increased from 2005, reflecting a net increase in releases of prior year reserves, as noted above, as well as an increase in net premiums earned in the property and casualty and commercial surety lines of business, partially offset by higher property losses in 2006. CATA’s $15.6 million underwriting profit in 2005 primarily reflects favorable loss experience in the 2005 accident year and a $5.1 million pre-tax release of prior year loss reserves in 2005 (compared with $10.6 million of adverse development in prior year loss reserves in 2004) due to lower actual loss emergence for commercial and contract surety claims. In addition, a decrease in reinsurance costs and underwriting expenses, primarily reflecting CATA’s exit from the construction segment of its contract surety line of business, and other expense efficiencies had a favorable impact on CATA’s 2005 underwriting profit. CATA’s 2004 underwriting loss of $8.9 million primarily reflects $10.6 million of prior year reserve strengthening upon completion of a reserve analysis during the 2004 fourth quarter which showed higher than expected emergence for construction defect claims, as well as higher underwriting expenses, partially offset by better underwriting margins on the 2004 accident year. With respect to the prior year reserve strengthening, $9.7 million related to commercial multiple peril lines, principally construction defect claims.
CATA experienced generally unchanged rates in its property and casualty and commercial surety lines of business in 2006. CATA experienced lower levels of rate increases in its property and casualty lines of business in 2005 compared with 2004, primarily due to increased competition in its larger accounts, and generally unchanged commercial surety rates for 2005 as compared with 2004.
Darwin
Net premiums earned in 2006 increased from 2005 reflecting substantial growth in gross and net premiums written across all of Darwin’s lines of business (D&O, E&O and medical malpractice liability). The increase in net premiums earned, and the resulting increase in anticipated loss reserves on current accident year net premiums earned, was primarily responsible for the significant increase in loss and LAE. The increase in net premiums earned at Darwin in 2005 primarily reflects growth across all lines of business as well as an increase in retentions under its reinsurance programs. The increase in underwriting expenses at Darwin in 2006 primarily reflects a significant increase in commissions and other business acquisition-related expenses as a result of the increase in net premiums earned. The increase in underwriting expenses in 2006 was partially offset by $4.0 million of prior year loss reserve adjustments during 2006, consisting of $2.3 million of prior year loss reserve releases, reflecting favorable loss emergence in the 2003 and 2004 accident years, and a corresponding $1.7 million reduction in ceded premiums. These prior year loss reserves releases were based on an evaluation of Darwin’s claims experience for such accident years. The increase in underwriting expenses at Darwin in 2005 from 2004 primarily reflects organizational build-up expenses incurred to support growth of Darwin’s business.
Darwin’s 2006 underwriting profit increased from 2005, primarily reflecting an increase in net premiums earned due to increased levels of gross and net premiums written across all lines of business and a slight decrease in expenses relative to premium volume. Also benefiting the results in 2006 was a release of $4.0 million of 2003 and 2004 accident year loss reserve adjustments discussed above. To date, Darwin’s management and outside actuaries have primarily used industry data related to the lines of business underwritten by Darwin, and to a lesser extent its own claims experience, to estimate ultimate incurred losses and establish loss and LAE reserves. Darwin reported an underwriting profit in 2005 compared with an underwriting loss in 2004, primarily reflecting a significant increase in net premiums earned due to increased levels of gross premiums written across all lines of business, partially offset by increased loss and LAE and underwriting expenses primarily attributable to this premium growth. Darwin’s 2004 underwriting loss of $0.1 million reflects organizational build-up expenses incurred to support premium levels, as well as increased competition across all of its lines of business.

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

(in millions)
	Property	Casualty	CMP	Surety	All Other	Total

At December 31, 2006
Gross loss and LAE reserves	$598.3	$1,515.0	$86.2	$18.4	$86.7	$2,304.6

Reinsurance recoverables on unpaid losses	(348.4)	(608.7)	(1.1)	(0.2)	(51.4)	(1,009.8)

Net loss and LAE reserves	$249.9	$906.3	$85.1	$18.2	$35.3	$1,294.8

At December 31, 2005
Gross loss and LAE reserves	$1,358.8	$1,023.2	$85.8	$14.4	$98.8	$2,581.0

Reinsurance recoverables on unpaid losses	(1,062.8)	(403.7)	(0.2)	(0.5)	(74.0)	(1,541.2)

Net loss and LAE reserves	$296.0	$619.5	$85.6	$13.9	$24.8	$1,039.8

At December 31, 2004
Gross loss and LAE reserves	$449.7	$563.2	$82.6	$15.8	$121.0	$1,232.3

Reinsurance recoverables on unpaid losses	(276.5)	(217.3)	(1.0)	(1.0)	(95.6)	(591.4)

Net loss and LAE reserves	$173.2	$345.9	$81.6	$14.8	$25.4	$640.9

Changes in Loss and LAE Reserves between December 31, 2006 and December 31, 2005
Gross Reserves. The decrease in gross loss and LAE reserves at December 31, 2006 from December 31, 2005 primarily reflects a reduction in RSUI’s property loss and LAE reserves, partially offset by increases in casualty loss and LAE reserves at RSUI and Darwin. The decrease in gross property loss and LAE reserves is mainly due to gross loss payments on 2004 and 2005 hurricane related losses, principally Hurricane Katrina. The increase in casualty (which includes, among other lines, excess and umbrella, D&O liability, professional liability, general liability, medical malpractice liability and workers compensation) gross loss and LAE reserves primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior casualty accident years.

Net Reserves. The increase in net loss and LAE reserves at December 31, 2006 from December 31, 2005 is due primarily to an increase in casualty loss and LAE reserves primarily due to growth at Darwin. The increase in net loss and LAE reserves for the casualty lines of business primarily reflects anticipated loss reserves on current accident year net premiums earned and limited net paid loss activity for current and prior casualty accident years. The decrease in net loss and LAE reserves for property primarily reflects loss payments, net of reinsurance recoveries, on 2004 and 2005 hurricane related losses, partially offset by an $8.9 million net reserve adjustment related to the 2004 and 2005 hurricanes, a discussed in more detail on page 42 of this Form 10-K Report.
Changes in Loss and LAE Reserves between December 31, 2005 and December 31, 2004
Gross Reserves. Gross loss and LAE reserves increased at December 31, 2005 from December 31, 2004, primarily reflecting an increase in both property and casualty loss and LAE reserves. With respect to property lines of business, the increase in gross loss and LAE reserves primarily reflects losses at RSUI due to Hurricanes Katrina, Rita, Dennis and Wilma. The increase in gross loss and LAE reserves for the casualty lines of business primarily reflects increased premiums earned in D&O liability and professional liability and limited paid loss activity for the current and prior casualty accident years. With respect to commercial multiple peril, or “CMP,” lines of business, the increase in gross loss and LAE reserves primarily reflects an increase in CMP premiums earned in 2005.
The decrease in gross loss and LAE reserves in the surety lines of business reflects CATA’s exit from the construction segment of the contract surety line in early 2005 and favorable loss emergence resulting in a $5.8 million reduction of prior accident year loss reserves. “All Other” lines of business primarily consist of loss and LAE reserves for lines of business discontinued in 2005 and loss reserves acquired in connection with the acquisition of Platte River and Landmark for which the sellers provided loss reserve guarantees. These acquired loss and LAE reserves are ceded 100 percent to the sellers, and as a result, they are not reflected in the net loss and LAE reserves in the above table. The decrease in the gross loss and LAE reserves for “All Other” lines is primarily due to the settlement of losses by the seller of Platte River. Additional information regarding the loss reserve guarantees of the sellers of Platte River and Landmark can be found in Note 5 to our consolidated financial statements set forth in Item 8 of this Form 10-K Report.
Net Reserves. Net loss and LAE reserves increased at December 31, 2005 from December 31, 2004, primarily reflecting an increase in both property and casualty loss and LAE reserves. With respect to property lines of business, the increase in net loss and LAE reserves primarily reflects losses at RSUI due to Hurricanes Katrina, Rita, Dennis and Wilma. The increase in net loss and LAE reserves for the casualty lines of business primarily reflects increased premiums earned in D&O liability and professional liability and limited paid loss activity for the current and prior casualty accident years. With respect to CMP lines of business, the increase in net loss and LAE reserves primarily reflects an increase in CMP premiums earned in 2005. The decrease in net loss and LAE reserves in the surety lines of business reflects CATA’s exit from the construction segment of the contract surety line in early 2005 and favorable loss emergence resulting in a $5.8 million reduction of prior accident year loss reserves.

Reinsurance Recoverables
At December 31, 2006, AIHL had total reinsurance recoverables of $1.1 billion, consisting of $1.0 billion of ceded outstanding losses and LAE and $0.1 billion of recoverables on paid losses. AIHL’s largest concentration of reinsurance recoverables at December 31, 2006 was $200.1 million, representing 18.7 percent of total reinsurance recoverables, due from subsidiaries of Swiss Reinsurance Corporation, or “Swiss Re,” and $100.7 million, representing 9.4 percent of total reinsurance recoverables, due from a subsidiary of The Chubb Corporation, or “Chubb.” At December 31, 2006, the A.M. Best financial strength rating of each of the subsidiaries of Swiss Re was A (Excellent) or higher and A++ (Superior) for the subsidiary of Chubb. Approximately 91.2 percent of AIHL’s reinsurance recoverables balance at December 31, 2006 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. Of total reinsurance recoverable amounts, RSUI had reinsurance recoverables of approximately $938.7 million, consisting of $880.8 million of ceded outstanding losses and LAE and $57.9 million of recoverables on paid losses. AIHL had no allowance for uncollectible reinsurance as of December 31, 2006.
AIHL Investments
General. AIHL and its insurance operating units invest in debt and equity securities to support their operations. Following is information relating to AIHL’s investments.

	Years Ended December 31
(in thousands)	2006	2005	2004

Net investment income	$123,522	$67,330	$39,817
Net realized capital gains	$13,889	$31,638	$84,478

The increase in net investment income at AIHL in 2006 and 2005 primarily reflects the impact of higher interest rates and a larger invested asset base principally due to capital contributions to AIHL by Alleghany, increased premium volume and strong cash flow, as well as, with respect to 2006, receipt of net proceeds from the initial public offering of Darwin common stock in May 2006.
AIHL’s 2006 net realized capital gains primarily reflect the sale of common stock holdings in the energy sector in May 2006. AIHL’s 2005 net realized capital gains primarily reflect the sale of 404,000 shares of CIGNA, for aggregate cash proceeds of $33.0 million. AIHL’s 2004 net realized capital gains primarily reflect the sale of 2.6 million shares of common stock of CIGNA, for aggregate cash proceeds of $169.9 million.
Investment Strategy. AIHL’s investment strategy seeks to preserve principal and maintain liquidity while trying to maximize its risk-adjusted, after-tax rate of return. Investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophic losses. AIHL’s investment portfolio currently consists mainly of highly rated and liquid debt securities and equity securities listed on national securities exchanges. In this regard, as of December 31, 2006 AIHL held 73.3 percent of its debt securities portfolio in securities with the highest rating (Aaa / AAA), and only 1.0 percent with either no rating or with a rating below investment grade (below Baa / BBB).

See Note 3 to the Notes to our consolidated financial statements set forth in Item 8 of this Form 10-K Report for further details concerning the ratings of our consolidated investment portfolio. AIHL’s debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of portfolio assets and the duration of liabilities, and, as such, is classified as available for sale.
AIHL produced positive cash flow in the three-year period ending December 31, 2006, despite, with respect to 2005 and 2004, significant catastrophe losses in such years. AIHL’s positive cash flow from continuing operations reduces the need to liquidate portions of its debt securities portfolio to pay for current claims. This positive cash flow also permits AIHL, as attractive investment opportunities arise, to make investments in debt securities that have a longer duration than AIHL liabilities. This strategy, when used, is designed to grow AIHL’s capital resources. When attractive investment opportunities do not arise, AIHL may maintain higher proportions of shorter duration securities to preserve its capital resources. In this regard, as of December 31, 2006, AIHL held approximately $749.6 million, or 30.2 percent of its debt securities portfolio, in securities with maturities of five years or less and approximately $364.9 million of short-term investments. See Note 3 to the Notes to our consolidated financial statements set forth in Item 8 of this Form 10-K Report for further details concerning the contractual maturities of our consolidated investment portfolio. AIHL may modestly increase the proportion of its debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide sufficient compensation for their increased risk. We do not believe that this strategy would reduce AIHL’s ability to meet ongoing claim payments or to respond to further significant catastrophe losses.
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

Investment Position Summary. The following tables summarize the investments of AIHL and its subsidiaries on a consolidated basis, excluding cash, as of December 31, 2006 and 2005, with all investments carried at fair value (in thousands, except for percentages):
Investments

December 31, 2006	Amortized Cost or Cost		Fair Value
	Amount	Percentage	Amount	Percentage

Short-term investments	$364,857	11.3	$364,857	11.1
Corporate bonds	347,339	10.8	345,592	10.5
U.S. government and government agency bonds	224,899	7.0	223,736	6.8
Mortgage and asset-backed securities	804,944	25.0	799,333	24.3
Municipal bonds	932,019	29.0	934,193	28.4
Foreign bonds	178,602	5.6	178,932	5.5
Equity securities	363,524	11.3	441,204	13.4

Total	$3,216,184	100.0	$3,287,847	100.0

December 31, 2005	Amortized Cost or Cost		Fair Value
	Amount	Percentage	Amount	Percentage

Short-term investments	$605,563	24.3	$605,563	23.9
Corporate bonds	232,963	9.3	228,917	9.0
U.S. government and government agency bonds	156,961	6.3	154,601	6.1
Mortgage and asset-backed securities	567,374	22.7	562,777	22.2
Municipal bonds	623,522	25.0	618,326	24.4
Foreign bonds	14,708	0.6	14,570	0.6
Equity securities	293,410	11.8	349,887	13.8

Total	$2,494,501	100.0	$2,534,641	100.0

AIHL continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If AIHL believes a decline in the value of a particular investment is temporary, it records the decline as an unrealized loss in common stockholders’ equity. If the decline is believed to be other than temporary, it is written down to the carrying value of the investment and a realized loss is recorded on AIHL’s statement of earnings. Management’s assessment of a decline in value includes, among other things, (i) the duration of time and the relative magnitude to which fair value of the investment has been below cost; (ii) the financial condition and near-term prospects of the issuer of the investment; (iii) extraordinary events, including negative news releases and rating agency downgrades, with respect to the issuer of an investment; and (iv) AIHL’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. If the review indicates that the declines were other than temporary, AIHL would record a realized capital loss. In 2006, AIHL recorded a realized capital loss of $3.6 million, compared with a realized capital loss of $40 thousand in 2005 and a realized capital loss of $0.3 million in 2004.

The following tables summarize, for all securities in an unrealized loss position at December 31, 2006 and 2005, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (in thousands):
Securities in an Unrealized Loss Position

		Gross
December 31, 2006	Fair Value	Unrealized Loss

Debt securities:
0 — 12 months	$687,826	$4,104
Over 12 months	707,160	14,106

Total	$1,394,986	$18,210

Equity securities:
0 — 12 months	$41,627	$2,027
Over 12 months	—	—

Total	$41,627	$2,027

December 31, 2005

Debt securities:
0 — 12 months	$962,165	$8,646
Over 12 months	343,628	10,928

Total	$1,305,793	$19,574

Equity securities:
0 — 12 months	$50,707	$3,429
Over 12 months	5,020	656

Total	$55,727	$4,085

Debt Securities Portfolio. The following table reflects investment results for the debt securities portfolio of AIHL and its subsidiaries, on a consolidated basis, for the years ended December 31, 2006, 2005 and 2004 (in thousands, except for percentages):
Investment Results for the Debt Securities Portfolio

		Net	Net	Pre-Tax
		Pre-Tax	After-Tax	Realized
	Average	Investment	Investment	Gains	Effective	After-Tax
Year Ended:	Investments(1)	Income (2)	Income(3)	(Losses)	Yield (4)	Yield (5)

December 31, 2006	$2,041,666	$118,318	$87,389	$961	5.80%	4.28%
December 31, 2005	$1,371,703	$51,602	$38,804	$(1,605)	3.76%	2.83%
December 31, 2004	$1,043,396	$33,837	$25,701	$49	3.24%	2.46%

(1)	Average of amortized cost of fixed maturity portfolio at beginning and end of period

(2)	After investment expenses, excluding realized gains or losses from sale of investments

(3)	Net pre-tax investment income less income taxes

(4)	Net pre-tax investment income for the period divided by average investments for the same period

(5)	Net after-tax investment income for the period divided by average investments for the same period

Equity Securities Portfolio. As of December 31, 2006, the equity securities portfolio of AIHL and its subsidiaries, on a consolidated basis, was carried at a fair value of approximately $441.2 million, with an original cost of approximately $363.5 million. In 2006, AIHL had dividend income on its portfolio of $5.2 million, compared with $4.1 million in 2005 and $5.3 million in 2004. AIHL and its subsidiaries may, from time to time, make significant investments in the common stock of a public company, subject to limitations imposed by applicable regulations.
Corporate Activities
Corporate activities consists of Alleghany Properties and corporate activities at the parent level, including strategic equity investments which are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies. Corporate activities recorded a pre-tax gain of $8.8 million on revenues of $59.8 million in 2006, compared with pre-tax earnings of $98.9 million on revenues of $143.9 million in 2005, primarily reflecting only $14.3 million of net realized capital gains from sales of securities in 2006, compared with $116.8 million of net realized capital gains from sales of securities in 2005. Corporate activities’ 2006 results also reflect the sale by Alleghany Properties on May 26, 2006 of 59 acres of real property in Rocklin County, California for $29.3 million, resulting in an estimated net pre-tax gain to parent of $23.1 million.
We hold certain strategic investments at the parent level. In this regard, as of December 31, 2006, we owned 5.8 million shares of Burlington Northern. Burlington Northern owns one of the largest railroad networks in North America, with 32,000 route miles covering 28 states and two Canadian provinces. These shares had an aggregate market value on December 31, 2006 of approximately $428.8 million, or $73.81 per share. The aggregate cost of our Burlington Northern common stock is approximately $70.1 million, or $12.07 per share. In January and February of 2007, we sold approximately 809,000 shares of our Burlington Northern common stock holdings for approximately $65.0 million of proceeds. As a result of this sale, we expect to record an after-tax gain of approximately $36.0 million in the first quarter of 2007.
In addition to equity securities, we also hold $203.9 million of fixed income securities at the parent level. Of such fixed income securities, $140.5 million are highly-rated, available-for-sale bonds that are primarily backed by the U.S. government. The remaining $63.4 million of fixed income securities consists of high quality, short-term fixed income investments that are carried at cost, which approximate market value.
On December 29, 2006, we acquired approximately 32.9 percent of the outstanding shares of common stock of Homesite Group Incorporated, or “Homesite,” a national, full-service, mono-line provider of homeowners insurance, for $120.0 million in cash. This investment is reflected in our financial statements in “Other invested assets” as of December 31, 2006. Founded in Boston in 1997, Homesite insures 300,000 homes across the nation, operating through nine insurance subsidiaries.

Financial Condition
Parent Level
General. In recent years, we have followed a policy of maintaining a relatively liquid financial condition at the parent company in the form of cash, marketable securities, available credit lines and minimal amounts of debt. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. At December 31, 2006, we held approximately $637.0 million of marketable securities and cash at the parent company. We had no material commitments for capital expenditures at December 31, 2006.
On May 24, 2006, Darwin closed the initial public offering of its common stock. In the offering, Darwin sold 6.0 million shares of common stock for net proceeds of $86.3 million, all of which were used to reduce our equity interests in Darwin by redeeming Darwin preferred stock held by us. Upon completion of the offering, all remaining unredeemed shares of Darwin preferred stock automatically converted to shares of Darwin common stock. We continue to own 54.9 percent of the total outstanding shares of common stock of Darwin, with no preferred stock outstanding. In connection with this transaction, we recorded an after-tax gain of $9.5 million, which is reflected in “Contributed capital.” The third party ownership of Darwin is reflected on our consolidated balance sheet and income statement as a minority interest liability and as an expense.
On June 23, 2006, we completed an offering of 1,132,000 shares of 5.75% mandatory convertible preferred stock, or the “Preferred Stock,” at a public offering price of $264.60 per share, resulting in net proceeds of $290.4 million. The annual dividend on each share of Preferred Stock is $15.2144. Dividends on the Preferred Stock accrue and accumulate from the date of issuance, and, to the extent we are legally permitted to pay dividends and our Board of Directors declares a dividend payable, we will pay dividends in cash on a quarterly basis. Each share of Preferred Stock has a liquidation preference of $264.60, plus any accrued, cumulated and unpaid dividends. Each share of Preferred Stock will automatically convert on June 15, 2009 into between 0.8475 and 1.0000 shares of our common stock depending on the average market price per share of our common stock over the 20 trading day period ending on the third trading day prior to such date. The conversion rate will also be subject to anti-dilution adjustments. At any time prior to June 15, 2009, holders of the Preferred Stock may elect to convert each share of Preferred Stock into 0.8475 shares of our common stock, subject to anti-dilution adjustments.
Stockholders’ equity increased to $2,423.2 million as of December 31, 2006, compared with $1,868.3 million as of December 31, 2005, representing an increase of 29.7 percent. The increase is due to the Preferred Stock issuance and the gain that we recorded as a result of Darwin’s initial public offering of common stock, as well as net income for 2006. In addition, stockholders’ equity increased modestly from net unrealized appreciation in our equity portfolio, primarily due to our holdings of Burlington Northern common stock.
Alleghany Funding’s $80.0 million of floating rate notes due 2007, which were secured by a $91.5 million installment note receivable, matured in January 2007. In conjunction with the issuance of the notes, Alleghany Funding entered into a related interest rate swap agreement with a notional amount of $86.2 million for the purpose of matching interest expense with interest income. The interest rate swap also matured in January 2007, without gain or loss to us.
We and our subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of our and their businesses, respectively.

Dividends. We have declared stock dividends in lieu of cash dividends every year since 1987 except 1998 when Chicago Title Corporation was spun off to our stockholders. These stock dividends have helped to conserve our financial strength and, in particular, the liquid assets available to finance internal growth and operating company acquisitions and investments. On April 27, 2007, as our dividend on our common stock for 2007, we will pay to stockholders of record on April 1, 2007 a dividend of one share of our common stock for every 50 shares outstanding.
Credit Agreement. In addition to our liquid assets, on October 23, 2006, we entered into a three-year unsecured credit agreement, or the “Credit Agreement,” with a bank syndicate, providing commitments for revolving credit loans in an aggregate principal amount of up to $200.0 million. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes. At our option, borrowings under the Credit Agreement will bear interest at either (x) the higher of (i) the administrative agent’s prime commercial lending rate or (ii) the federal funds rate plus 0.5 percent, or (y) the London Interbank Overnight Rate plus a margin (currently 50 basis points) based on our Standard & Poors and/or Moody’s rating. The Credit Agreement requires that all loans shall be repaid in full no later than the Maturity Date, or October 23, 2009, although we may request up to two one-year extensions of the Maturity Date subject to meeting certain conditions and upon agreement of the Lenders. The Credit Agreement charges us a commitment fee of 1/8th of 1 percent per annum of the unused commitment.
The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this nature. In this regard, the Credit Agreement (i) requires us to, among other things, maintain Tangible Net Worth of not less than approximately $1.8 billion, maintain a ratio of Total Indebtedness to Total Capitalization as of the last day of each fiscal quarter of not greater than 0.25 to 1.0, limit the amount of certain other indebtedness and maintain certain levels of unrestricted liquid assets, and (ii) contains restrictions with respect to mortgaging or pledging any of our assets and our consolidation or merger with any other corporation. In addition, at any time when a Default or Event of Default has occurred and is continuing, the Credit Agreement prohibits us from paying any dividend or making any other distribution of any nature (cash, securities other than common stock of Alleghany, assets or otherwise), and from making any payment (whether in cash, securities or other property) on any class of our capital stock, and further prohibits any redemption, purchase, retirement, acquisition, cancellation, termination, or distribution by us in respect of any of the foregoing.
Under the Credit Agreement, an Event of Default is defined as (a) a failure to pay any principal or interest on any of the loans or other obligations under the Credit Agreement within designated time periods; (b) a breach of any representation or warranty made in the Credit Agreement; (c) a failure to comply with certain specified covenants, conditions or agreements; (d) a failure to comply with any other conditions, covenants or agreements within fifteen days after knowledge or written notice of such failure; (e) the occurrence of certain bankruptcy, insolvency or reorganization events; (f) the occurrence of certain money judgments in excess of $5.0 million; (g) the acceleration of the maturity of any indebtedness of Alleghany or any subsidiary in an amount exceeding $5.0 million, or “Material Indebtedness,” or failure by Alleghany or any subsidiary to pay any Material Indebtedness when due or payable, or the failure by Alleghany or any subsidiary to comply with conditions, covenants or agreements in any agreement or instrument relating to Material Indebtedness which causes, or permits the holder of such Material Indebtedness to cause, the acceleration of such indebtedness; (h) the occurrence of certain events constituting a Change of Control of Alleghany; or (i) the issuance of any orders of conservation or supervision in respect of any material insurance subsidiary. If an Event of Default occurs, then, to the extent permitted in the Credit Agreement, the Lenders may terminate their commitments, accelerate the repayment of any outstanding loans and exercise all rights and remedies available to such Lenders under the Credit Agreement and applicable law.
The Credit Agreement replaced a three-year unsecured credit agreement with a bank syndicate which was scheduled to expire by its terms on July 27, 2007 (the “Prior Credit Agreement”), and which also provided commitments for revolving credit loans in an aggregate principal amount of up to $200.0 million. No amounts were outstanding under the Prior Credit Agreement at the time of its termination, and we did not incur any early termination penalties or pay any fees related to its early termination of the Prior Credit Agreement. Our practice is to repay borrowings under our credit agreements promptly in order to keep the facilities available for future acquisitions. We did not borrow any amounts under the Credit Agreement or the Prior Credit Agreement during the year ended December 31, 2006.
Capital Contributions. From time to time, we make capital contributions to our subsidiaries when third-party financing may not be attractive or available. In 2006, we made a capital contribution of $100.0 million to AIHL to provide catastrophe reinsurance coverage for RSUI through AIHL Re, a captive reinsurance subsidiary of AIHL. In addition, in 2006 we made a capital contribution of $88.0 million to AIHL in connection with its investment in Homesite. In 2005, we made capital contributions of $150.8 million to AIHL to provide additional capital to RSUI as a result of the 2005 hurricanes and $135.0 million to AIHL to provide additional capital to Darwin to support its business expansion and transition to a stand-alone insurance underwriting group. In 2004, we made capital contributions of $20.0 million to AIHL for its acquisition of DNA and to fund business expansion. We expect that we will continue to make capital contributions to our subsidiaries in the future for similar or other purposes.
Common Stock Purchases. We have announced that we may purchase shares of our common stock in open market transactions from time to time. On March 29, 2006, we purchased an aggregate of 139,000 shares of our common stock for approximately $39.2 million, at an average cost of about $281.91 per share (not adjusted for the subsequent stock dividend), in a privately negotiated transaction. In 2005 and 2004, we did not purchase any shares of our common stock. As of December 31, 2006, we held no shares of treasury stock.
Dividends from Subsidiaries. At December 31, 2006, approximately $353.3 million of the equity of all of our subsidiaries was available for dividends or advances to us at the parent level. At that date, approximately $1.43 billion of our total equity of $2.42 billion was unavailable for dividends or advances to us from our subsidiaries. With respect to AIHL’s insurance operating units, they are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by them without prior approval of insurance regulatory authorities. Of the aggregate total equity of our insurance operating units at December 31, 2006 of $1.53 billion, a maximum of $103.3 million was available for dividends without prior approval of the applicable insurance regulatory authorities. These limitations have not affected our ability to meet our obligations. In 2006, CATA paid us a cash dividend of $15.0 million and Alleghany Properties paid us a cash dividend of $11.5 million. In 2005, RSUI paid us a cash dividend of $25.0 million.

Contractual Obligations. We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2006, certain long-term aggregate contractual obligations and credit-related financial commitments were as follows (in thousands):

		Within	More than 1 year	More than 3 years
Contractual Obligations	Total	1 year	but within 3 years	but within 5 years	More than 5 years

Subsidiary debt obligations	$80,000	$80,000	$—	$—	$—
Operating lease obligations	77,519	3,921	15,079	13,036	45,483
Dividends on preferred stock	43,057	17,223	25,834	—	—
Investments	22,510	7,503	15,007	—	—

Other long-term liabilities reflected on our consolidated balance sheet under GAAP*	19,490	1,853	2,828	7,714	7,095

Losses and LAE	2,304,644	492,439	797,696	427,075	587,434

Total	$2,547,220	$602,939	$856,444	$447,825	$640,012

* Other long-term liabilities primarily reflect employee pension and certain retired executive pension obligations.
Our insurance operating units have obligations to make certain payments for losses and LAE pursuant to insurance policies they issue. These future payments are reflected as reserves on our consolidated financial statements. With respect to loss and LAE, there is typically no minimum contractual commitment associated with insurance contracts and the timing and ultimate amount of actual claims related to these reserves is uncertain. Additional information regarding reserves for loss and LAE, including information regarding the timing of payments of these expenses, can be found on pages 14 through 18, page 24, pages 32 through 35 and pages 45 and 46 of this Form 10-K Report.
Material Off-Balance Sheet Arrangements. We did not enter into any off-balance sheet arrangements during 2006, 2005 or 2004, nor did we have any off-balance sheet arrangements outstanding at December 31, 2006, 2005 or 2004.
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
AIHL. The obligations and cash outflow of AIHL’s insurance operating units include claim settlements, administrative expenses and purchases of investments. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, AIHL’s insurance operating units accumulate funds which they invest pending the need for liquidity. As an insurance company’s cash needs can be unpredictable due to the uncertainty of the claims settlement process, AIHL’s portfolio, which includes those of its insurance operating units, is composed primarily of debt securities and short-term investments to ensure the availability of funds and maintain a sufficient amount of liquid securities. As of December 31, 2006, investments and cash represented 63.7 percent of the assets of AIHL and its insurance operating units.

At December 31, 2006, AIHL had total unpaid losses and LAE of approximately $2.3 billion and total reinsurance recoverables of approximately $1.1 billion, consisting of $1.0 billion of ceded outstanding losses and LAE and $0.1 billion of recoverables on paid losses. As of December 31, 2006, AIHL’s investment portfolio had a fair market value of $3.3 billion and consisted primarily of high quality debt securities with an average life of 6.31 years and an effective duration of 4.28 years. Effective duration measures a portfolio’s sensitivity to change in interest rates; a change within a range of plus or minus 1 percent in interest rates would be expected to result in an inverse change of approximately 4.28 percent in the fair market value of the portfolio of AIHL. The overall debt securities portfolio credit quality is measured using the lower of either Standard & Poor’s or Moody’s rating. The weighted average rating at December 31, 2006 was AAA, with over 99.0 percent of all securities rated investment grade. AIHL’s investment portfolio contains no investments of a derivative nature. Additional information regarding AIHL’s investment portfolio and investment strategy can be found on pages 47 through 51 of this Form 10-K Report.
On May 3, 2004, AIHL acquired DNA for cash consideration of approximately $20.4 million, $17.1 million of which represented consideration for DNA’s investment portfolio and the balance of which represented consideration for licenses. On May 2, 2005, DNA acquired Darwin Select for cash consideration of approximately $25.3 million, $22.3 million of which represented consideration Darwin Select’s investment portfolio and the balance of which represented consideration for licenses. This acquisition was funded from internal cash resources. In June 2006, AIHL made a capital contribution of $50.0 million to AIHL Re to provide catastrophe reinsurance coverage for RSUI through AIHL Re. On December 29, 2006, AIHL acquired approximately 32.9 percent of the outstanding shares of common stock of Homesite for $120.0 million in cash.
Alleghany Properties. As part of our sale of Sacramento Savings Bank in 1994, we, through our wholly owned subsidiary Alleghany Properties, purchased the real estate and real estate-related assets of Sacramento Savings. Alleghany Properties is our only subsidiary holding substantial real estate investments. As of December 31, 2006, Alleghany Properties held properties having a total book value of $22.6 million as compared with approximately $27.5 million as of December 31, 2005 and approximately $30.1 million as of December 31, 2004. These properties and loans had a total book value of approximately $90.1 million as of October 31, 1994, the date Alleghany Properties purchased the assets. The capital needs of Alleghany Properties consist primarily of various development costs relating to its owned properties and corporate administration. Adequate funds to provide for the currently foreseeable needs of its business are expected to be generated by sales and, if needed, capital contributions by us. Alleghany Properties paid a cash dividend of $11.5 million to us in 2006.
Recent Accounting Standards
In March 2006, FASB Statement No. 155, “Accounting for certain Hybrid Instruments, an amendment to FASB Statement No. 133 and 140” was issued. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We have adopted the provisions of this Statement as of January 1, 2007, and the implementation did not have any material impact on our results of operations and financial condition.

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued. This Interpretation clarifies the accounting for income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We have adopted the provisions of this Interpretation as of January 1, 2007, and the implementation did not have any material impact on our results of operations and financial condition.
In September 2006, FASB Statement No. 157, “Fair Value Measurements”, was issued. This Statement provides guidance for using fair value to measure assets and liabilities. The Statement does not expand the use of fair value in any new circumstances. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted the provisions of this Statement as of January 1, 2007, and the implementation did not have any material impact on our results of operations and financial condition.
In September 2006, FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R),” or “SFAS 158,” was issued. We adopted SFAS 158 as of December 31, 2006. Refer to Note 11 of the Notes to the consolidated financial statements set forth in Item 8 of this Form 10-K Report.
At the September 2006 meeting, the Emerging Issues Task Force reached a consensus with respect to Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The Issue addresses split-dollar life insurance, which is defined as an arrangement in which the employer and an employee share the cash surrender value and/or death benefits of the insurance policy. Premiums may either be split by the employer and the employee, or the employer pays all of the premiums. The Issue applies to endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. In such instances, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 or FASB Opinion No. 12 (depending on whether a substantive plan is deemed to exist) based on the substantive agreement with the employee. The Issue is effective for fiscal years beginning after December 15, 2007. We have endorsement split-dollar life insurance policies for our executives that are effective during employment as well as retirement. Premiums are paid by us, and death benefits are split between us and the beneficiaries of the executive. Death benefits after retirement that inure to the beneficiaries are generally equal to the annual ending salary of the executive at the date of retirement. We will adopt this Issue in the first quarter of 2008, and we do not anticipate that it will have any material impact on our results of operations and financial condition.
The Securities and Exchange Commission released Staff Accounting Bulletin No. 108 (SAB 108), in September 2006. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current period misstatement. In addition, upon adoption, SAB 108 permits an entity to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. We have adopted the provisions of SAB 108 as of January 1, 2007, and the implementation did not have any material impact on our results of operations and financial condition.
In February 2007, FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” was issued. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, at specified election dates, with unrealized gains and losses reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” We do not anticipate that this Statement will have any material impact on our results of operations and financial condition.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, foreign currency exchange rates and commodity prices. The primary market risk related to our non-trading financial instruments is the risk of loss associated with adverse changes in interest rates.
We invest in equity securities which are subject to fluctuations in market value. We also purchase debt securities with fixed maturities that exposes us to risk related to adverse changes in interest rates. We hold our equity securities and debt securities as available for sale. Any changes in the fair value in these securities, net of tax, would be reflected in our accumulated other comprehensive income as a component of stockholders’ equity. The table below summarizes our equity price risk and shows the effect of a hypothetical increase or decrease in market prices as of December 31, 2006 and 2005 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in millions):

			Estimated Fair Value	Hypothetical Percentage
As of	Estimated	Hypothetical	after Hypothetical	Increase (Decrease) in
December 31,	Fair Value	Price Change	Change in Prices	Stockholder’s Equity

2006	$872.9	20% Increase	$1,047.5	4.7%

		20% Decrease	$698.3	(4.7)%

2005	$796.2	20% Increase	$955.4	5.5%

		20% Decrease	$637.0	(5.5)%

The primary market risk for our and our subsidiaries’ debt is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate refinancing opportunities. We currently do not use derivatives to manage market and interest rate risks. One interest rate swap that we had matured in January 2007 at no gain or loss to us.
The tables below present sensitivity analyses of our (i) consolidated debt securities as of December 31, 2006 and 2005 and (ii) consolidated subsidiaries’ debt as of December 31, 2005, that are sensitive to changes in interest rates. Subsidiary debt is not presented as of December 31, 2006 as such debt matured on January 22, 2007. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, we use fair values to measure its potential change, and a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical December 31, 2006 and 2005 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding.

At December 31, 2006 (dollars in millions)

Interest rate shifts	-300	-200	-100	0	100	200	300

Assets

Debt securities, fair value	$2,961.4	$2,845.2	$2,733.2	$2,622.3	$2,510.1	$2,398.6	$2,290.1

Estimated change in fair value	$339.1	$222.9	$110.9	—	$(112.2)	$(223.7)	$(332.2)

At December 31, 2005 (dollars in millions)

Interest rate shifts	-300	-200	-100	0	100	200	300

Assets

Debt securities, fair value	$1,772.3	$1,710.8	$1,650.4	$1,589.4	$1,527.9	$1,467.2	$1,408.0

Estimated change in fair value	$182.9	$121.4	$61.0	—	$(61.5)	$(122.2)	$(181.4)

Liabilities

Subsidiaries’ debt, fair value	$81.7	$81.7	$82.6	$83.6	$84.6	$85.6	$85.6

Estimated change in fair value	$(1.9)	$(1.9)	(1.0)	—	$1.0	$2.0	$2.0

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
Item 8. Financial Statements and Supplementary Data.
Index to Consolidated Financial Statements
Alleghany Corporation and Subsidiaries

Consolidated Balance Sheets
Alleghany Corporation and Subsidiaries

December 31,

(in thousands, except share amounts)	2006	2005

Assets
Investments
Available for sale securities at fair value:
Equity securities (cost: 2006, $436,203; 2005, $384,890)	$872,900	$796,192
Debt securities (amortized cost: 2006, $2,628,971; 2005, $1,607,948)	2,622,307	1,589,371
Short-term investments	438,567	738,846

	3,933,774	3,124,409

Other invested assets	123,651	10,876

Total investments	4,057,425	3,135,285

Cash	68,332	47,457
Notes receivable	91,536	91,535
Premium balances receivable	222,958	223,378
Reinsurance recoverables	1,067,926	1,642,199
Ceded unearned premium reserves	324,988	314,472
Deferred acquisition costs	80,018	62,161
Property and equipment at cost, net of accumulated depreciation and amortization	18,404	19,708
Goodwill and other intangibles, net of amortization	159,772	167,506
Other assets	87,381	74,196
Current taxes receivable	—	18,310

	$6,178,740	$5,796,207

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$2,304,644	$2,581,041
Unearned premiums	886,539	812,982
Reinsurance payable	114,454	181,693
Net deferred tax liabilities	62,937	95,988
Subsidiaries’ debt	80,000	80,000
Current taxes payable	29,499	—
Minority interest	77,875	—
Other liabilities	199,546	176,176

Total liabilities	3,755,494	3,927,880

Preferred stock
(preferred shares authorized: 2006 - 1,132,000; 2005 - none; preferred shares issued and outstanding: 2006 - 1,132,000; 2005 - none)	299,527	—
Common stock
Common stock (shares authorized: 2006 and 2005 - 22,000,000; issued and outstanding 2006 - 7,959,293; 2005 - 8,062,977)	7,959	7,905
Contributed capital	627,215	591,164
Accumulated other comprehensive income	275,871	254,397
Retained earnings	1,212,674	1,014,861

Total stockholder’ equity	2,423,246	1,868,327

	$6,178,740	$5,796,207

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings and Comprehensive Income
Alleghany Corporation and Subsidiaries

Years ended December 31,

(in thousands, except per share amounts)	2006	2005	2004

Revenues
Net premiums earned	$1,010,129	$849,653	$805,417
Net investment income	144,377	83,012	49,873
Net realized capital gains	28,224	148,446	86,870
Other income	26,435	14,715	13,054

Total revenues	1,209,165	1,095,826	955,214

Costs and expenses
Loss and loss adjustment expenses	498,954	747,967	540,569
Commissions, brokerage and other underwriting expenses	251,877	216,796	190,657
Other operating expenses	48,111	29,465	31,756
Corporate administration	41,667	38,305	40,917
Interest expense	5,626	3,474	2,417

Total costs and expenses	846,235	1,036,007	806,316

Earnings from continuing operations, before income taxes and minority interest	362,930	59,819	148,898
Income taxes	106,109	13,842	46,200

Earnings from continuing operations, before minority interest	256,821	45,977	102,698
Minority interest, net of tax	5,577	—	—

Earnings from continuing operations	251,244	45,977	102,698

Discontinued operations
Operations	—	12,641	20,196
Income taxes	—	6,284	5,198
Earnings from discontinued operations, net of tax	—	6,357	14,998

Net earnings	$251,244	$52,334	$117,696

Changes in other comprehensive income
Change in unrealized gains, net of deferred taxes of $23,227, $64,314 and $65,506 for 2006, 2005 and 2004, respectively	$43,136	$119,441	$121,654
Less: reclassification for gains realized in net earnings, net of taxes of $9,878, $51,956 and $30,405 for 2006, 2005 and 2004, respectively	(18,346)	(96,490)	(56,466)
Other	(3,316)	7,557	5,391

Comprehensive income	$272,718	$82,842	$188,275

Net earnings	$251,244	$52,334	$117,696

Preferred dividends	8,994	—	—

Net earnings available to common stockholders	$242,250	$52,334	$117,696

Basic earnings per share of common stock: *
Continuing operations	$30.37	$5.71	$12.87
Discontinued operations	—	0.79	1.88

Basic net earning per share	$30.37	$6.50	$14.75

Diluted earnings per share of common stock: *
Continuing operations	$30.31	$5.72	$12.84
Discontinued operations	—	0.79	1.87

Dividends per share of common stock	$30.31	$6.51	$14.71

*	Amounts reflect subsequent common stock dividends.
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity
Alleghany Corporation and Subsidiaries

Three Years Ended December 31, 2006
				Accumulated
				Other			Total
	Preferred	Common	Contributed	Comprehensive	Treasury	Retained	Stockholders’
(in thousands, except share amounts)	Stock	Stock	Capital	Income	Stock	Earnings	Equity

Balance at December 31, 2003	$—	$7,514	$489,167	$153,310	$(3,650)	$927,238	$1,573,579
(7,973,543 shares of common stock issued; 20,484 in treasury)*
Add (deduct):
Net earnings	—	—	—	—	—	117,696	117,696
Other comprehensive income, net of tax:
Translation gain	—	—	—	6,088	—	—	6,088
Minimum Pension liability	—	—	—	(697)	—	—	(697)
Change in unrealized appreciation of investments, net	—	—	—	65,188	—	—	65,188

Comprehensive income	—	—	—	70,579	—	117,696	188,275

Common stock dividend	—	150	39,779	—	—	(40,046)	(117)
Stock based compensation	—	—	6,559	—	—	—	6,559
Other, net	—	13	1,683	—	3,424	—	5,120

Balance at December 31, 2004	—	7,677	537,188	223,889	(226)	1,004,888	1,773,416
(7,987,293 shares of common stock issued; 978 in treasury)*
Add (deduct):
Net earnings	—	—	—	—	—	52,334	52,334
Other comprehensive income, net of tax:
Translation gain	—	—	—	3,177	—	—	3,177
Minimum Pension liability	—	—	—	4,380	—	—	4,380
Change in unrealized appreciation of investments, net	—	—	—	22,951	—	—	22,951

Comprehensive income	—	—	—	30,508	—	52,334	82,842

Common stock dividend	—	154	42,092	—	—	(42,361)	(115)
Stock based compensation	—	—	2,843	—	—	—	2,843
Other, net	—	74	9,041	—	226	—	9,341

Balance at December 31, 2005	—	7,905	591,164	254,397	—	1,014,861	1,868,327
(8,062,977 shares of common stock issued; none in treasury)*							—
Add (deduct):
Net earnings	—	—	—	—	—	251,244	251,244
Other comprehensive loss, net of tax:
Retirement plans	—	—	—	(3,316)	—	—	(3,316)
Change in unrealized appreciation of investments, net	—	—	—	24,790	—	—	24,790

Comprehensive income	—	—	—	21,474	—	251,244	272,718

Common stock dividend	—	22	6,759	—	37,542	(53,431)	(9,108)
Stock based compensation	—	—	19,302	—	—	—	19,302
Treasury stock purchase	—	—	—	—	(39,185)	—	(39,185)
Gain on sale of subsidiary stock	—	—	9,473	—	—	—	9,473
Issuance of preferred stock	299,527	—	(9,105)	—	—	—	290,422
Other, net	—	32	9,622	—	1,643	—	11,297

Balance at December 31, 2006	$299,527	$7,959	$627,215	$275,871	$—	$1,212,674	$2,423,246
(7,959,293 shares of common stock issued; none in treasury)

*	Amounts reflect subsequent common stock dividends.
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Alleghany Corporation and Subsidiaries

Years Ended December 31,

(in thousands)	2006	2005	2004

Cash flows from operating activities
Net earnings	$251,244	$52,334	$117,696
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	8,521	20,828	29,100
Net realized capital losses (gains)	(28,224)	(148,446)	(86,870)
(Increase) decrease in other assets	(40,387)	10,784	56,527
(Increase) decrease in reinsurance receivable, net of reinsurance payable	507,034	(949,660)	(591,864)
(Increase) decrease in premium balances receivable	420	(20,237)	76,541
(Increase) decrease in ceded unearned premium reserves	(10,516)	(28,021)	(55,285)
(Increase) decrease in deferred acquisition costs	(17,857)	(5,996)	(8,883)
Increase (decrease) in other liabilities and current taxes	86,681	24,652	(39,105)
Increase (decrease) in unearned premiums	73,557	61,851	107,063
Increase (decrease) in losses and loss adjustment expenses	(276,397)	1,348,704	794,343
Discontinued operations	—	11,484	947

Net adjustments	302,832	325,943	282,514

Net cash provided by operating activities	554,076	378,277	400,210

Cash flows from investing activities
Purchase of investments	(1,680,791)	(1,276,567)	(1,039,690)
Sales of investments	320,096	656,688	622,586
Maturities of investments	295,782	265,544	321,398
Net proceeds from sale of subsidiary	—	201,854	53,403
Purchases of property and equipment	(4,867)	(9,613)	(6,761)
Net change in short-term investments	315,612	(371,298)	(240,018)
Other, net	8,714	(25,262)	(22,597)
Acquisition of equity method investment	(120,670)	—	—
Acquisition of insurance companies, net of cash acquired	—	(25,574)	(17,918)
Discontinued operations	—	(40,055)	(9,422)

Net cash used in investing activities	(866,124)	(624,283)	(339,019)

Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	290,422	—	—
Proceeds from issuance of subsidiary common stock, net of issuance costs	86,288	—	—
Principal payments on long-term debt	—	—	(8,000)
Treasury stock acquisitions	(39,186)	—	—
Net cash provided from discontinued operations	—	—	4,566
Tax benefit on stock options exercised	1,336	—	—
Convertible preferred stock dividends paid	(8,342)	—	—
Other, net	2,405	3,489	2,684
Discontinued operations	—	8,991	(2,715)

Net cash provided by (used in) financing activities	332,923	12,480	(3,465)

Cash flows of discontinued operations
Operating activities	—	(386)	(17,147)
Investing activities	—	22,600	10,624
Financing activities	—	(8,991)	2,715

Net cash provided by (used in) discontinued operations	—	13,223	(3,808)

Net (decrease) increase in cash	20,875	(220,303)	53,918
Cash at beginning of year	47,457	267,760	213,842

Cash at end of year	$68,332	$47,457	$267,760

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$4,350	$4,075	$4,245
Income taxes	$105,282	$67,218	$117,572

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Alleghany Corporation and Subsidiaries
1. Summary of Significant Accounting Principles
a. Principles of Financial Statement Presentation
Alleghany Corporation, a Delaware corporation, which together with its subsidiaries is referred to as “Alleghany” unless the context otherwise requires, is engaged in the property and casualty and surety insurance business through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”). AIHL’s insurance business is conducted through its wholly-owned subsidiaries RSUI Group, Inc. (“RSUI”), Capitol Transamerica Corporation and Platte River Insurance Company (“Platte River”), (collectively, “CATA” unless the context otherwise requires), and AIHL’s majority-owned subsidiary, Darwin Professional Underwriters, Inc. (“Darwin”). AIHL’s wholly-owned subsidiary, AIHL Re LLC (“AIHL Re”), formed in June 2006, provides catastrophe reinsurance to RSUI. Alleghany also owns and manages properties in the Sacramento, California region through its subsidiary Alleghany Properties LLC (“Alleghany Properties”).
Alleghany was also engaged in other businesses, through its ownership of Heads & Threads International LLC (“Heads & Threads”) until its disposition on December 31, 2004, and World Minerals, Inc. (“World Minerals”) until its disposition on July 14, 2005. Accordingly, the operations of Heads & Threads and World Minerals have been reclassified as discontinued operations for all periods presented. See Note 2. Alleghany no longer has any foreign operations as a result of its disposition of these businesses.
The accompanying consolidated financial statements include the results of Alleghany and its wholly-owned and majority-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those reported results to the extent that those estimates and assumptions prove to be inaccurate.
b. Investments
Investments consist of equity securities, debt securities, short-term investments and other invested assets. Alleghany classifies its marketable equity securities, debt securities and short-term investments as available for sale. Debt securities consist of securities with an initial maturity of more than one year. Short-term investments include commercial paper, certificates of deposit, money market instruments and any fixed maturity with an initial maturity of one year or less.
At December 31, 2006 and 2005, available-for-sale securities are recorded at fair value based on quoted market prices or dealer quotes. Unrealized gains and losses during the year, net of the related tax effect applicable to available-for-sale securities, are excluded from earnings and reflected in comprehensive income and the cumulative effect is reported as a separate component of stockholders’ equity until realized. A decline in the fair value of an available-for-sale security below its cost that is deemed other-than-temporary is charged to earnings. Realized gains and losses on investments are determined on the specific identification method.

Other invested assets include strategic equity investments in operating companies, which are accounted for under the equity method, and partnership investments, which are accounted for as either available-for-sale or equity-method investments.
c. Derivative Financial Instruments
Alleghany has only limited involvement with derivative financial instruments and does not use them for trading purposes. Alleghany entered into an interest rate swap for purposes of converting variable interest rate exposure to a fixed rate and to match interest expense with interest income. The interest rate swap is accounted for as a hedge of the obligation. Interest expense is recorded using the revised interest rate. The interest rate swap matured in January of 2007, at no gain or loss to Alleghany.
d. Cash
For purposes of the consolidated statements of cash flows and consolidated balance sheets, cash includes all deposit balances with a bank that are available for immediate withdrawal, whether interest-bearing or non-interest bearing.
e. Premiums and Unearned Premiums
Premiums are recognized as revenue on a pro-rata basis over the term of an insurance policy. This recognition is based on the short term (twelve months or less) nature of the lines of business written by AIHL’s insurance operating units, which consist of property and casualty and surety lines. Unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of insurance policies in force.
Premium balances receivable are reported net of an allowance for estimated uncollectible premium amounts. Ceded premiums are charged to income over the applicable terms of the various reinsurance contracts with third party reinsurers.
f. Reinsurance Recoverables
AIHL’s insurance operating units follow the customary practice of reinsuring with other companies a portion of the loss exposures on business they have written. This practice allows AIHL’s insurance operating units to diversify their business and write larger policies, while limiting the extent of their primary maximum net loss. Reinsuring loss exposures does not relieve AIHL’s insurance operating units from their obligations to policyholders. AIHL’s insurance operating units remain liable to their policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize their exposure to losses from a reinsurer’s inability to pay, AIHL’s insurance operating units periodically evaluate the financial condition of their reinsurers.
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
Reinsurance contracts that do not result in a reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed and that do not provide for the transfer of significant insurance risk generally do not meet the conditions for reinsurance accounting and are accounted for as deposits. Alleghany currently does not have any reinsurance contracts that qualify for deposit accounting.

g. Deferred Acquisition Costs
Acquisition costs related to unearned premiums that vary with, and are directly related to, the production of such premiums (principally commissions, premium taxes, compensation and certain other underwriting expenses) are deferred. Deferred acquisition costs are amortized to expense as the related premiums are earned. Deferred acquisition costs are periodically reviewed to determine their recoverability from future income, including investment income, and if any such costs are determined to be not recoverable they are charged to expense.
h. Property and Equipment
Property and equipment is recorded at cost, net of accumulated depreciation and amortization. Depreciation of buildings and equipment and amortization of leasehold improvements are principally calculated using the straight-line method over the estimated useful life of the respective assets or the life of the lease, whichever is less. Rental expense on operating leases is recorded on a straight-line basis over the term of the lease, regardless of the timing of actual lease payments.
i. Goodwill and Other Intangible Assets
Goodwill and certain intangible assets deemed to have an indefinite useful life are subject to an annual review for impairment. Other intangible assets that are not deemed to have an indefinite useful life will continue to be amortized over their useful lives. During 2006, Alleghany performed impairment tests using the fair value approach required by SFAS 142. Based on these tests, there was no impairment to goodwill or intangible asset values during 2006.
j. Income Taxes
Alleghany files a consolidated federal income tax return with its subsidiaries, except for Darwin which, subsequent to the closing of its initial public offering on May 24, 2006, files its own federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
l. Revenue Recognition for Non-Insurance Operations
Revenue and profits from land sales are recognized using the full accrual method when title has passed to the buyer, the collectibility of the sales price is reasonably assured, the required minimum cash down payment has been received and Alleghany has no continuing involvement with the property. Alleghany has recorded sales under the full accrual method as all requirements have been met.

m. Earnings Per Share of Common Stock
Basic earnings per share of common stock are based on the average number of shares of common stock, par value $1.00 per share, of Alleghany (“Common Stock”) outstanding during the years ended December 31, 2006, 2005 and 2004, respectively, retroactively adjusted for stock dividends. Diluted earnings per share of Common Stock are based on those shares used to calculate basic earnings per common share plus shares that would have been outstanding assuming issuance of shares of Common Stock for all dilutive potential shares of Common Stock outstanding, retroactively adjusted for stock dividends.
n. Share-Based Compensation Plans
Alleghany follows Statement of Financial Accounting Standards No. 123 (revised), “Share Based Payment” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based compensation transactions be recognized in the financial statements, establishes fair value as the measurement objective in accounting for share-based compensation arrangements, and requires the application of the fair value based measurement method in accounting for share-based compensation transactions with employees. SFAS 123R was adopted by Alleghany for awards made or modified on or after January 1, 2006. Prior to SFAS 123R, Alleghany followed Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 established accounting and reporting standards for share-based employee compensation plans and allowed companies to choose between the “fair value based method of accounting” as defined in SFAS 123 and the “intrinsic value based method of accounting” as prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” (“APB 25”). Alleghany had elected to continue to follow the “intrinsic value based method of accounting” for awards granted prior to 2003, and accordingly, no expense is recognized on such stock option grants. Effective January 1, 2003, Alleghany adopted the “fair value based method of accounting” of SFAS 123, using the prospective transition method for awards granted after January 1, 2003. The fair value based method under SFAS 123 is similar to that employed under SFAS 123R. The impact of the adoption of SFAS 123R on Alleghany’s consolidated financial results and financial condition was immaterial. Both SFAS 123 and SFAS 123R treat non-employee directors as employees for accounting purposes.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Common Stock. Alleghany uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

	2006	2005	2004

Expected volatility	18%-19%	17%-19%	17%-18%
Expected dividends	—	—	—
Expected term (in years)	7-8	7-8	7-8
Risk-free rate	3.2%-5.2%	3.2%-4.4%	3.6%-4.1%

o. Reclassification.
Certain prior year amounts have been reclassified to conform to the 2006 presentation.

p. Recent Accounting Standards
In March 2006, FASB Statement No. 155, “Accounting for certain Hybrid Instruments, an amendment to FASB Statement No. 133 and 140” was issued. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Alleghany has adopted the provisions of this Statement as of January 1, 2007, and the implementation did not have any material impact on its results of operations and financial condition.
In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued. This Interpretation clarifies the accounting for income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Alleghany has adopted the provisions of this Interpretation as of January 1, 2007, and the implementation did not have any material impact on its results of operations and financial condition.
In September 2006, FASB Statement No. 157, “Fair Value Measurements,” was issued. This Statement provides guidance for using fair value to measure assets and liabilities. The Statement does not expand the use of fair value in any new circumstances. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Alleghany does not believe that this Statement will have a material impact on its results of operations and financial condition.
In September 2006, FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R),” was issued (“SFAS 158”). SFAS 158 was adopted by Alleghany as of December 31, 2006. See Note 11.
At the September 2006 meeting, the Emerging Issues Task Force reached a consensus with respect to Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The Issue addresses split-dollar life insurance, which is defined as arrangement in which the employer and an employee share the cash surrender value and/or death benefits of the insurance policy. Premiums may either be split by the employer and the employee, or the employer pays all of the premiums. The Issue applies to endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. In such instances, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 or Opinion No. 12 (depending on whether a substantive plan is deemed to exist) based on the substantive agreement with the employee. The Issue is effective for fiscal years beginning after December 15, 2007. Alleghany has endorsement split-dollar life insurance policies for its executives that are effective during employment as well as retirement. Premiums are paid by Alleghany, and death benefits are split between Alleghany and the beneficiaries of the executive. Death benefits after retirement that inure to the beneficiaries are generally equal to the annual ending salary of the executive at the date of retirement. Alleghany will adopt this Issue in the first quarter of 2008, and does not anticipate that it will have any material impact on its results of operations and financial condition.

The Securities and Exchange Commission released Staff Accounting Bulletin No. 108 (“SAB 108”), in September 2006. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current period misstatement. In addition, upon adoption, SAB 108 permits an entity to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Alleghany has adopted the provisions of SAB 108 as of January 1, 2007, and the implementation did not have any material impact on its results of operations and financial condition.
In February 2007, FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” was issued. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, at specified election dates, with unrealized gains and losses reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” Alleghany does not anticipate that this Statement will have any material impact on its results of operations and financial condition.
q. Statutory Accounting Practices
Alleghany’s insurance operating units, domiciled principally in the States of New Hampshire, Delaware, Wisconsin, Nebraska, Arkansas and Oklahoma, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of the states of domicile. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the domiciliary state, but allowed by the domiciliary state regulatory authority. The impact of any permitted accounting practices on statutory surplus of Alleghany is not material.
2. Discontinued Operations
a. Sale of Heads & Threads.
On December 31, 2004, Alleghany merged its wholly-owned subsidiary, Heads & Threads, with and into HTI Acquisition LLC, an acquisition vehicle formed by a private investor group led by Heads & Threads management and Capital Partners, Inc. Alleghany received consideration of approximately $54.0 million in cash, subject to adjustment based on net book value at closing. The transaction generated a pre-tax loss of $1.95 million and an after-tax loss of $1.2 million, and such amounts were included in Alleghany’s 2004 financial statements as discontinued operations.
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

The results of operations for the year ending in 2004 is shown below (in millions):

2004

Revenues
Net fastener sales	$158.2

Costs and expenses
Salaries, administration and other expenses	35.7
Cost of goods sold — fasteners	120.9
Interest expense	0.7

Total costs and expenses	157.3

Earnings before taxes	0.9
Income tax (benefit)	—

Net earnings from discontinued operations	$0.9

b. Sale of World Minerals.
On July 14, 2005, Alleghany sold its world-wide industrial minerals business, World Minerals, to Imerys USA, Inc. (the “Purchaser”), a wholly owned subsidiary of Imerys, S.A., pursuant to a Stock Purchase Agreement, dated as of May 19, 2005, by and among Imerys USA, Inc., Imerys, S.A. and Alleghany (the “Stock Purchase Agreement”). Under the terms of the Stock Purchase Agreement, the purchase price was $230.0 million, which was reduced by $13.2 million reflecting contractual obligations to be paid by the Purchaser after the closing, resulting in an adjusted purchase price of $216.8 million (the “Adjusted Purchase Price”). $206.8 million of the Adjusted Purchase Price was paid in cash by the Purchaser to Alleghany on the closing date, with the remaining $10.0 million being held by the Purchaser as security for certain indemnification obligations undertaken by Alleghany pursuant to the Stock Purchase Agreement. The $10.0 million holdback bears interest at the U.S. Treasury 10-year note rate, and is scheduled to be released to Alleghany (to the extent not applied toward such indemnification obligations) during the period covering the fifth through the tenth anniversaries of the closing date. Alleghany is carrying a receivable in the amount of $9.3 million on its balance sheet in respect of the holdback, equal to the $10.0 million face amount less an interest rate discount of $0.7 million. As described in more detail in Note 13, Alleghany established a $0.6 million reserve in connection with its indemnification obligations under the Stock Purchase Agreement during the 2005 second quarter. Such reserve was reduced by $54 thousand in the 2005 fourth quarter for payments made by the purchaser on Alleghany’s behalf.
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
At July 14, 2005, Alleghany’s investment in World Minerals was $182.9 million. Historical information relating to the results of operations of World Minerals is as follows (in millions):

	January 1
	to July 14,
	2005	2004

Revenues	$156.2	$285.3

Costs and expenses
Salaries, administration and other expenses	23.4	44.2
Cost of mineral and filtration sales	130.1	217.5
Interest expense	2.2	2.4

Total cost and expenses	155.7	264.1

Earnings before taxes	0.5	21.2
Income taxes	11.6	6.0

Net (loss) earnings from discontinued operations	$(11.1)	$15.2

3. Investments
Available-for-sale securities at December 31, 2006 and 2005 are summarized as follows (in thousands):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value

2006

Consolidated
Equity securities	$436,203	$438,724	($2,027)	$872,900
Debt securities:
U.S. Government obligations	338,619	1,120	(1,963)	337,776
Mortgage and asset-backed securities	839,341	2,619	(9,202)	832,758
States, municipalities and political subdivisions	932,019	7,493	(5,319)	934,193
Foreign governments	178,396	803	(510)	178,689
Corporate bonds and other	340,596	671	(2,376)	338,891

	2,628,971	12,706	(19,370)	2,622,307

Short-term investments	438,567	—	—	438,567

	$3,503,741	$451,430	($21,397)	$3,933,774

Industry Segment
AIHL insurance group	$3,216,184	$91,900	($20,237)	$3,287,847
Corporate activities	287,557	359,530	(1,160)	645,927

	$3,503,741	$451,430	($21,397)	$3,933,774

2005

Consolidated
Equity securities	$384,890	$415,625	($4,323)	$796,192
Debt securities:
U.S. Government obligations	156,961	3	(2,363)	154,601
Mortgage and asset-backed securities	579,794	376	(7,213)	572,957
States, municipalities and political subdivisions	623,522	2,688	(7,884)	618,326
Foreign governments	14,708	—	(138)	14,570
Corporate bonds and other	232,963	170	(4,216)	228,917

	1,607,948	3,237	(21,814)	1,589,371

Short-term investments	738,846	—	—	738,846

	$2,731,684	$418,862	($26,137)	$3,124,409

Industry segment
AIHL insurance group	$2,494,501	$63,799	($23,659)	$2,534,641
Corporate activities	237,183	355,063	(2,478)	589,768

	$2,731,684	$418,862	($26,137)	$3,124,409

The amortized cost and estimated fair value of debt securities at December 31, 2006 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Short-term investments due in one year or less	$438,567	$438,567

Mortgage and asset-backed securities	839,341	832,758

Debt securities
One year or less	85,036	84,244
Over one through five years	800,990	796,990
Over five through ten years	234,654	233,862
Over ten years	668,950	674,453

Equity securities	436,203	872,900

	$3,503,741	$3,933,774

The proceeds from sales of available-for-sale securities were $320.1 million, $656.7 million, and $622.6 million in 2006, 2005, and 2004, respectively. The amounts of gross realized gains and gross realized losses of available-for-sale securities were, respectively, $38.6 million and $10.4 million in 2006, $152.3 million and $3.9 million in 2005, and $90.8 million and $3.9 million in 2004.
Net investment income was as follows (in thousands):

	2006	2005	2004

Interest income	$138,054	$75,171	$39,517
Dividend income	10,606	10,669	10,928
Investment expenses	(4,759)	(2,655)	(2,491)
Other investment income (loss)	476	(173)	1,919

	$144,377	$83,012	$49,873

Alleghany continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If Alleghany believes a decline in the value of a particular investment is temporary, it records the decline as an unrealized loss in common stockholders’ equity. If the decline is believed to be other than temporary, it is written down to the carrying value of the investment and a realized loss is recorded on Alleghany’s statement of earnings. Management’s assessment of a decline in value includes, among other things, (i) the duration of time and the relative magnitude to which fair value of the investment has been below cost; (ii) the financial condition and near-term prospects of the issuer of the investment; (iii) extraordinary events, including negative news releases and rating agency downgrades, with respect to the issuer of an investment; and (iv) Alleghany’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. A debt security is impaired if it is probable that Alleghany will not be able to collect all amounts due under the security’s contractual terms. An equity investment is impaired when it becomes apparent that Alleghany will not recover its cost over the expected holding period. Further, for securities expected to be sold, an other-than-temporary impairment charge is recognized if Alleghany does not expect the fair value of a security to recover its cost prior to the expected date of sale. If that judgment changes in the future, Alleghany may ultimately record a realized loss after having originally concluded that the decline in value was temporary. If the review indicates that the declines were other than temporary, Alleghany would record a realized capital loss. In 2006, Alleghany recorded a realized capital loss of $4.7 million, compared with realized capital losses of $40 thousand and $0.3 million in 2005 and 2004, respectively.

The gross unrealized investment losses and related fair value for debt securities and equity securities at December 31, 2006 and December 31, 2005, were as follows:

		Gross
	Fair	Unrealized
2006	Value	Loss

Debt securities
U.S. government obligations
Less than 12 months	$63,516	$1,037
More than 12 months	72,096	1,849
Mortgage and asset-backed securities
Less than 12 months	268,485	2,603
More than 12 months	332,934	5,676
States, municipalities and political subdivisions
Less than 12 months	214,325	749
More than 12 months	194,018	4,571
Foreign governments
Less than 12 months	91,995	310
More than 12 months	9,470	200
Corporate bonds and other
Less than 12 months	78,246	392
More than 12 months	106,643	1,983

Total debt securities
Less than 12 months	716,567	5,091
More than 12 months	715,161	14,279

Equity securities
Less than 12 months	41,627	2,027
More than 12 months	—	—

Total temporarily impaired securities
Less than 12 months	758,194	7,118
More than 12 months	715,161	14,279

Total	$1,473,355	$21,397

2005

Debt securities
U.S. government obligations
Less than 12 months	$139,185	$3,226
More than 12 months	37,528	1,377
Mortgage and asset-backed securities
Less than 12 months	408,051	2,809
More than 12 months	69,353	2,164
States, municipalities and political subdivisions
Less than 12 months	303,190	3,861
More than 12 months	138,210	4,022
Foreign governments
Less than 12 months	4,635	55
More than 12 months	3,497	50
Corporate bonds and other
Less than 12 months	117,284	935
More than 12 months	95,040	3,315

Total debt securities
Less than 12 months	972,345	10,886
More than 12 months	343,628	10,928

Equity securities
Less than 12 months	53,006	3,667
More than 12 months	5,020	656

Total temporarily impaired securities
Less than 12 months	1,025,351	14,553
More than 12 months	348,648	11,584

Total	$1,373,999	$26,137

As of December 31, 2006, Alleghany held a total of 677 debt and equity investments that were in an unrealized loss position, of which 418 investments were in an unrealized loss position continuously for 12 months or more. Of the 418 positions, all relate to debt securities.
At December 31, 2006, approximately 1 percent of the carrying value of Alleghany’s debt securities portfolio was below investment grade or not rated. At December 31, 2006, non-income producing invested assets were insignificant.
At December 31, 2006 and 2005, investments carried at fair value totaling $54.2 million and $53.3 million, respectively, were on deposit with various states or governmental agencies to comply with property and casualty insurance regulations.
4. Notes Receivable
Notes receivable is comprised of a $91.5 million note due January 22, 2007 bearing interest at a rate equal to the 30-day commercial paper rate plus 0.0625 percent. At December 31, 2006, such rate was 5.25 percent and at December 31, 2005, the rate was 4.31 percent. This note fully secures the borrowing of Alleghany Funding Corporation (“Alleghany Funding”), a wholly-owned subsidiary of Alleghany, and matured on January 22, 2007. See Note 7.
5. Reinsurance
(a) AIHL Reinsurance Recoverable
In the ordinary course of business, AIHL’s insurance operating units purchase reinsurance for purposes of diversifying their business and writing larger policies, while limiting the extent of their primary maximum net loss. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, AIHL’s insurance operating units would remain liable to their policyholders for such reinsurance portion not paid by their reinsurers.
Reinsurance recoverables at December 31, 2006, 2005, and 2004 consist of the following (in thousands):

	2006	2005	2004

Reinsurance recoverables on paid losses	$58,140	$100,962	$31,908
Ceded outstanding losses and loss adjustment expenses	1,009,786	1,541,237	591,417

Reinsurance recoverables	$1,067,926	$1,642,199	$623,325

AIHL’s largest concentration of reinsurance recoverables at December 31, 2006 was $200.1 million, representing 18.7 percent of total reinsurance recoverables, due from subsidiaries of Swiss Reinsurance Corporation (“Swiss Re”), and $100.7 million, representing 9.4 percent of total reinsurance recoverables, due from a subsidiary of The Chubb Corporation (“Chubb”). At December 31, 2006, the A.M. Best Company, Inc. (“A.M. Best”) financial strength rating of each of the subsidiaries of Swiss Re was A (Excellent) or higher and A++ (Superior) for the subsidiary of Chubb. Approximately 91.2 percent of AIHL’s reinsurance recoverables balance at December 31, 2006 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. AIHL had no allowance for uncollectible reinsurance as of December 31, 2006.
(b) Prior Year Acquisitions
In connection with the acquisition by Alleghany of Platte River in 2002 and the acquisition by RSUI Indemnity Company (“RIC”), a wholly-owned subsidiary of RSUI, of Landmark American Insurance Company (“Landmark”) in 2003 (discussed in more detail below), the sellers contractually retained all of the loss and loss adjustment expense liabilities. These contractual provisions constituted loss reserve guarantees as contemplated under EITF D-54, “Accounting by the Purchasers for a Seller’s Guaranty of the Adequacy of Liabilities for Losses and Loss Adjustment Expenses of an Insurance Enterprise Acquired in a Purchase Business Combination.” On January 3, 2002, Alleghany acquired Platte River from Swiss

Re pursuant to a Stock Purchase Agreement dated as of December 5, 2001, and transferred Platte River to AIHL pursuant to a Contribution Agreement dated January 3, 2002. The Stock Purchase Agreement provides that Swiss Re shall indemnify and hold harmless Alleghany, AIHL and Platte River and their respective directors, officers and employees from and against any and all liabilities arising out of binders, policies and contracts of insurance issued by Platte River to the date of closing under the Stock Purchase Agreement. AIHL recorded a reinsurance recoverable and a corresponding loss reserve liability in the amount of $181.3 million at the time it acquired Platte River. Such reinsurance recoverables and loss reserve liability may change as losses are reported. Such amounts were $32.7 million, $51.6 million, and $72.0 million for Platte River at December 31, 2006, 2005 and 2004, respectively.
On September 2, 2003, RIC acquired Landmark from Guaranty National Insurance Company (“Guaranty National”) pursuant to a Stock Purchase Agreement dated as of June 6, 2003. In contemplation of the sale of Landmark to RIC, Landmark and Royal Indemnity Company, an affiliate of Guaranty National (“Royal Indemnity”), entered into a 100 percent Quota Share Reinsurance Agreement and an Assumption of Liabilities Agreement, each dated as of September 2, 2003. Pursuant to these two agreements, Royal Indemnity assumed all of Landmark’s liabilities of any nature arising out of or relating to all policies, binders and contracts of insurance issued in Landmark’s name prior to the closing under the Stock Purchase Agreement, and all other liabilities of Landmark. The reinsurance recoverable and loss reserve liability recorded was $19.9 million, $20.7 million and $23.7 million at December 31, 2006, 2005 and 2004, respectively.
(c) AIHL Premium Activity
The following table indicates property and casualty premiums written and earned for the years ended December 31, 2006, 2005, and 2004 (in thousands):

2006	Written	Earned

Premiums direct	$1,797,790	$1,715,461
Premiums assumed	$4,335	$13,110
Premiums ceded	$728,958	$718,442

2005	Written	Earned

Premiums direct	$1,585,908	$1,521,875
Premiums assumed	$1,099	$3,281
Premiums ceded	$703,524	$675,503

2004	Written	Earned

Premiums direct	$1,506,161	$1,291,242
Premiums assumed	$(7,863)	$99,993
Premiums ceded	$641,103	$585,818

In general, AIHL’s insurance operating units obtain reinsurance on a treaty and facultative basis. Ceded loss recoveries for AIHL included in Alleghany’s consolidated statements of earnings were approximately $282.5 million, $1.3 billion and $567.1 million at December 31, 2006, 2005, and 2004, respectively.
(d) RSUI
In 2006, RSUI ceded 50 percent of its gross premiums written to reinsurers. Although the net amount of loss exposure retained by RSUI varies by line of business, in general, as of December 31, 2006, RSUI retained a maximum net exposure for any single property risk of $10.0 million and any single casualty risk of $8.0 million, with the exception of losses arising from acts of foreign terrorism. With respect to RSUI’s property lines of business, RSUI reinsures through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. Under its surplus share treaties, which generally provide coverage on a risk attaching basis (the treaties cover policies which become effective during the treaty coverage period) from January 1 to December 31, RSUI is indemnified on a pro rata basis against covered property losses. The amount indemnified is based on the proportionate share of risk ceded after consideration of a stipulated dollar amount of “line” for RSUI to retain in relation to the entire limit written. RSUI ceded approximately 30 percent of its property gross premiums written in 2006 under these surplus share treaties. Under RSUI’s property per risk reinsurance program, which generally provides coverage on an annual basis for losses occurring from May 1 to the following April 30, RSUI is reinsured for $90.0 million in excess of a $10.0 million net retention per risk after the application of the surplus share treaties and facultative reinsurance.
RSUI’s catastrophe reinsurance program covers $625.0 million of losses, before co-participation by RSUI, in excess of a $75.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The catastrophe reinsurance program coverage period runs on an annual basis from May 1 to the following April 30. The program was placed approximately 36 percent for non-earthquake losses and approximately 51 percent for earthquake losses with third party reinsurers. The remainder of the program was placed with AIHL Re, which was formed in June 2006 as a captive reinsurance subsidiary of AIHL to provide catastrophe reinsurance coverage for RSUI.
AIHL Re and RSUI entered into a reinsurance agreement, effective July 1, 2006, whereby AIHL Re, in exchange for market-based premiums, took that portion of RSUI’s $625.0 million catastrophe reinsurance program not covered by third party reinsurers. Pursuant to this agreement, AIHL Re is providing coverage for 64 percent of non-earthquake losses and 49 percent of earthquake losses in RSUI’s catastrophe reinsurance program. AIHL Re’s obligations to make payments to RSUI under the July 1, 2006 agreement were secured through two trust funds established for the benefit of RSUI. AIHL made a contribution of $103.0 million into one trust fund and AIHL Re made a contribution of $105.0 million into the other trust fund. The 64 percent of non-earthquake losses and 49 percent of earthquake losses not covered by third party reinsurers are retained by AIHL Re and include a 5 percent co-participation by RSUI.
With respect to its other lines of business, RSUI reinsures through quota share treaties. For umbrella/excess, its quota share treaty provides reinsurance for policies with limits up to $30.0 million, with RSUI ceding 50 percent of the premium and loss for policies with limits up to $10.0 million and ceding 75 percent of the premium and loss for policies with limits in excess of $10.0 million up to $30.0 million. For professional liability, its treaty provides reinsurance for policies with limits up to $10.0 million, with RSUI ceding 25 percent of the premium and losses for policies with limits up to $1.0 million and ceding 50 percent of the premium and loss on policies with limits greater than $1.0 million up to $10.0 million. Its primary casualty lines treaty provides reinsurance for policies with limits up to $2.0 million, with RSUI ceding 25 percent of the premium and loss. Finally, its directors and officers (“D&0”) liability line treaty provides reinsurance for policies with limits up to $20.0 million, with RSUI ceding 40 percent of the premium and loss for all policies with limits up to $10.0 million, ceding 60 percent of the premium and loss for policies classified as “for profit” with limits in excess of $10.0 million up to $15.0 million, and ceding 60 percent of the premium and loss for policies classified as “not for profit” with limits in excess of $10.0 million up to $20.0 million.
(e) CATA
In 2006, CATA reinsured individual property and casualty and contract surety risks in excess of $1.5 million with various reinsurers. The commercial surety line was reinsured for individual losses above $1.25 million. In addition, CATA purchases facultative reinsurance coverage for risks in excess of $6.0 million on property and casualty and $15.0 million on commercial surety.

(f) Darwin
For substantially all of its D&O and the majority of its E&O liability lines of business, Darwin generally retains $2.75 million of loss on policies written at Darwin’s maximum offered limit of $10.0 million. For Darwin’s Side A-only D&O product, where Darwin has written limits up to $15.0 million, Darwin generally retains $3.5 million. For Darwin’s managed care E&O line, where Darwin has written limits up to $20.0 million, Darwin generally retains $2.75 million of loss on the first $10.0 million of loss and $1.0 million of the next $10.0 million of loss. For certain of Darwin’s classes of E&O business (primarily public entities and psychiatrists professional liability) Darwin generally retains $250,000 to $500,000 of loss. For Darwin’s medical malpractice line of business, Darwin generally retains $2.65 million of loss at its maximum offered limit of $11.0 million. Some of Darwin’s reinsurance treaties contain premiums that will vary, within a range, depending upon the profitability of the underlying premium subject to the treaty. Darwin also obtains facultative reinsurance for certain business.
6. Liability for Loss and Loss Adjustment Expenses
Activity in liability for losses and loss adjustment expenses in 2006, 2005, and 2004 is summarized as follows (in thousands):

	2006	2005	2004

Balance at January 1	$2,581,041	$1,232,337	$437,994
Reserves acquired	—	—	—
Less reinsurance recoverables on unpaid losses	1,541,237	591,417	162,032

Net balance	1,039,804	640,920	275,962

Incurred related to:
Current year	510,914	755,180	547,868
Prior years	(11,960)	(7,213)	(7,299)

Total incurred	498,954	747,967	540,569

Paid related to:
Current year	65,248	109,431	103,033
Prior years	178,652	239,652	72,578

Total paid	243,900	349,083	175,611

Net balance at December 31	1,294,858	1,039,804	640,920
Plus reinsurance recoverables on unpaid losses	1,009,786	1,541,237	591,417

Balance at December 31	$2,304,644	$2,581,041	$1,232,337

Total gross and net loss and loss adjustment expense reserves decreased during 2006 primarily reflecting a decrease in RSUI’s losses and loss adjustment expenses connected to the 2005 hurricane activity, as payments were made by RSUI during 2006, and reinsurance recoveries were received during 2006. Loss and loss adjustment expense reserves related to property lines of business decreased $760.5 million primarily reflecting this hurricane activity for RSUI.
Casualty lines of business increased by $491.8 million during 2006, primarily reflecting increased earned premium in D&O liability, medical malpractice and professional liability, combined with limited paid loss activity for the current and prior casualty accident years.
Total gross and net loss and loss adjustment expense reserves increased during 2005, primarily from growth in both property and casualty lines of business.

7. Debt
Total debt at December 31, 2006 and 2005 is summarized as follows (in thousands):

	2006	2005

Long-term debt
Alleghany Funding
Notes payable at 4.55% to 5.88% due 2007	$80,000	$80,000

Alleghany Funding’s notes of $80 million are secured by a $91.5 million installment note receivable (see Note 4), which matured in January 2007. Alleghany Funding entered into a related interest rate swap agreement with a notional amount of $86.2 million for the purpose of matching interest expense with interest income. This swap is pay variable, receive variable. Alleghany Funding pays a variable rate equal to the one-month commercial paper rate plus 0.0625 percent and receives a variable rate equal to the three-month LIBOR rate plus 0.375 percent. The interest rate swap matured in January of 2007, without gain or loss.
Regarding Alleghany’s interest rate swaps, the impact of Alleghany’s hedging activities has been to increase (decrease) its weighted average borrowing rates by 0.13 percent, 0.11 percent and (0.19) percent, and to increase (decrease) reported interest expense by $104 thousand, $89 thousand and ($165) thousand for the years ended 2006, 2005 and 2004, respectively.
In October 2006, Alleghany entered into a three-year unsecured credit agreement (the “Credit Agreement”) with a bank syndicate, providing commitments for revolving credit loans in an aggregate principal amount of up to $200.0 million. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes. The Credit Agreement replaced a three-year unsecured credit agreement with a bank syndicate which was scheduled to expire by its terms in July 2007 (the “Prior Credit Agreement”), and which also provided commitments for revolving credit loans in an aggregate principal amount of up to $200.0 million. Under the Credit Agreement, at Alleghany’s option, borrowings bear interest at a rate based on the prevailing rates for dollars in the London interbank market or the greater of the federal funds rate and the administrative agent bank’s prime rate plus applicable margins. A commitment fee of 1/8 of 1 percent of the unused commitment is charged. The Credit Agreement requires Alleghany, among other things, to maintain tangible net worth of not less than $1.85 billion, limit the amount of certain other indebtedness, and maintain certain levels of unrestricted liquid assets. Such agreement also contains restrictions with respect to mortgaging or pledging any of Alleghany’s assets and the consolidation or merger with any other corporation. At December 31, 2006, Alleghany was in full compliance with these requirements and restrictions. No amounts were outstanding under the Prior Credit Agreement at the time of its termination, and Alleghany did not incur any early termination penalties or pay any fees related to its early termination of the Prior Credit Agreement. There were no borrowings under the Credit Agreement or the Prior Credit Agreement in 2006.

8. Income Taxes
Income tax expense (benefit) from continuing operations consists of the following (in thousands):

		State and
	Federal	Foreign	Total

2006

Current	$152,186	$3,345	$155,531
Deferred	(49,853)	431	(49,422)

	$102,333	$3,776	$106,109

2005

Current	$38,936	$594	$39,530
Deferred	(25,968)	280	(25,688)

	$12,968	$874	$13,842

2004
Current	$59,819	$4,091	$63,910
Deferred	(17,969)	259	(17,710)

	$41,850	$4,350	$46,200

The difference between the federal income tax rate and the effective income tax rate on continuing operations is as follows:

	2006	2005	2004

Federal income tax rate	35.0%	35.0%	35.0%
Foreign tax credits	(3.9)
Income subject to dividends-received deduction	(0.7)	(4.3)	(1.6)
Tax-exempt interest	(2.5)	(9.7)	(2.7)
State taxes, net of federal tax benefit	0.9	1.4	1.9
Other, net	0.4	0.5	(1.6)

	29.2%	22.9%	31.0%

The effective income tax rate on continuing operations for 2005 is low relative to 2006 and 2004 due to the impact of significant catastrophe losses incurred during 2005.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005

Deferred tax assets
Foreign tax credit carry forward	$16,668	$19,247
State net operating loss carry forward	14,218	418
Reserves for impaired assets	1,633	1,437
Expenses deducted for tax purposes when paid	696	264
Other than temporary impairment	1,555	—
Property and casualty loss reserves	51,108	40,461
Unearned premium reserves	40,527	35,888
Performance shares	8,305	8,588
Compensation accruals	45,370	25,041
Other	4,792	5,184

Deferred tax assets	184,872	136,528

Valuation allowance	(14,207)	(19,552)

Total net deferred tax asset	$170,665	$116,976

	2006	2005

Deferred tax assets
Unrealized gain on investments	$151,017	$137,947
Tax over book depreciation	1,687	1,407
Deferred income on installment note	37,328	35,455
Burlington Northern redemption	8,214	8,483
Deferred acquisition costs	28,880	22,345
Purchase accounting adjustments	4,966	5,561
Other	1,510	1,766

Total deferred tax liabilities	233,602	212,964

Net deferred tax liability	$(62,937)	$(95,988)

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In the opinion of Alleghany’s management, realization of the recognized net deferred tax asset for foreign tax credits of $16.7 million is more likely than not based on expectations as to Alleghany’s future taxable income.
As described in Note 2, Alleghany sold World Minerals on July 14, 2005. As a result of the sale and Section 338(h)(10) election, Alleghany was able to retain certain tax benefits, including foreign tax credit carryovers of $16.7 million generated by World Minerals. In the first quarter of 2006, Alleghany adopted and began implementation of a formal plan which it believes will allow Alleghany to fully use such credits commencing in 2007. The credits expire between 2009 and 2014.
As of December 31, 2005, the comparable amount of the foreign tax credit deferred tax asset was $19.2 million with a valuation allowance of $19.2 million.
In 2006, Alleghany recognized $13.9 million of additional deferred tax assets for state net operating loss carryovers. A valuation allowance of $13.9 million was established since Alleghany does not currently anticipate generating sufficient income in the various states to absorb these loss carryovers.
9. Stockholders’ Equity
(a) Mandatory Convertible Preferred Stock
On June 23, 2006, Alleghany completed an offering of 1,132,000 shares of its 5.75% mandatory convertible preferred stock (the “Preferred Stock”) at a public offering price of $264.60 per share, resulting in net proceeds of $290.4 million. The annual dividend on each share of Preferred Stock is $15.2144. Dividends on the Preferred Stock accrue and accumulate from the date of issuance, and, to the extent Alleghany is legally permitted to pay dividends and Alleghany’s board of directors declares a dividend payable, Alleghany will pay dividends in cash on a quarterly basis. Each share of Preferred Stock has a liquidation preference of $264.60, plus any accrued, cumulated and unpaid dividends. Each share of Preferred Stock will automatically convert on June 15, 2009 into between 0.8475 and 1.0000 shares of Alleghany’s Common Stock depending on the average market price per share of Common Stock over the 20 trading day period ending on the third trading day prior to such date. The conversion rate will also be subject to anti-dilution adjustments. At any time prior to June 15, 2009, holders of the Preferred Stock may elect to convert each share of Preferred Stock into 0.8475 shares of Common Stock, subject to anti-dilution adjustments.
(b) Darwin Initial Public Offering
On May 24, 2006, Darwin closed the initial public offering of its common stock. In the offering, Darwin sold 6.0 million shares of common stock for net proceeds of $86.3 million, all of which were used to reduce Alleghany’s equity interests in Darwin by redeeming Darwin preferred stock held by Alleghany. Upon completion of the offering, all remaining unredeemed shares of Darwin preferred stock automatically converted to shares of Darwin common stock. Alleghany continues to own 54.9 percent of the total outstanding shares of common stock of Darwin (with no preferred stock outstanding). In connection with this transaction, Alleghany recorded an after-tax gain of $9.5 million, which is reflected in “Contributed Capital.” The third party ownership of Darwin is reflected on Alleghany’s consolidated balance sheet and income statement as a minority interest liability and expense, respectively.
(c) Treasury Stock
The Board of Directors has authorized the purchase from time to time of shares of Common Stock for the treasury. On March 29, 2006, Alleghany purchased an aggregate of 139,000 shares of Common Stock for approximately $39.2 million, at an average cost of about $281.91 per share (not adjusted for the subsequent stock dividend), in a privately negotiated transaction. No shares were repurchased in 2005. As of December 31, 2006, Alleghany held no shares of treasury stock.
(d) Regulatory Matters
At December 31, 2006, approximately $353.3 million of the equity of all of Alleghany’s subsidiaries was available for dividends or advances to Alleghany at the parent level. At that date, approximately $1.43 billion of Alleghany’s total equity of $2.42 billion was unavailable for dividends or advances to Alleghany from its subsidiaries. With respect to AIHL’s insurance operating units, they are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by them without prior approval of insurance regulatory authorities. Of the aggregate total equity of our insurance operating units at December 31, 2006 of $1.53 billion, a maximum of $103.3 million was available for dividends without prior approval of the applicable insurance regulatory authorities. Additionally, payments of dividends (other than stock dividends) by Alleghany to its stockholders are permitted by the terms of its Credit Agreement provided that Alleghany maintains certain financial ratios as defined in the agreement. At December 31, 2006, approximately $272.3 million of stockholders’ equity was available for dividends by Alleghany to its stockholders.
Statutory net income (loss) of Alleghany’s insurance operating units was $237.3 million and $(44.9) million for the years ended December 31, 2006 and 2005, respectively. Combined statutory capital and surplus of Alleghany’s insurance operating units was $1,397.1 million and $1,232.1 million at December 31, 2006 and 2005, respectively.
10. Share-Based Compensation Plans
(a) General
As of December 31, 2006, Alleghany had share-based payment plans for parent-level employees and directors. As described in more detail below, parent-level share-based payments to current employees consist only of restricted stock awards and performance share awards, and no stock options. Parent-level share-based payments to non-employee directors consist of annual awards of stock options and restricted stock. In addition, as of December 31, 2006, RSUI and Darwin had their own share-based payment plans, which are described below. Amounts recognized as compensation expense in the consolidated statements of earnings and comprehensive income with respect to share-based awards under plans for parent-level employees and directors were $14.3 million, $16.7 million and $16.7 million in 2006, 2005 and 2004, respectively. The amount of related income tax benefit recognized as income in the consolidated statements of earnings and comprehensive income with respect to these plans was $5.0 million, $5.8 million and $5.8 million in 2006, 2005 and 2004, respectively. In 2006, 2005 and 2004, $6.0 million, $6.6 million and $2.3 million of Common Stock, at fair market value, respectively, and $3.5 million, $6.8 million and $2.3 million of cash, respectively, was paid by Alleghany under plans for parent-level employees and directors. As noted above, as of December 31, 2006, all outstanding awards were accounted for under the fair value based method of accounting. However, under the prospective transition method, not all outstanding awards were accounted for under the fair value based method of accounting as of December 31, 2005 and 2004. The table below illustrates the effect for 2005 and 2004 had the fair value method been adopted with respect to all outstanding and unvested awards under all plans for parent-level employees and directors (in thousands, except per share data):

	2005	2004

Net earnings, as reported	$52,334	$117,696
Add: share-based employee compensation expense included in reported net earnings, net of related tax	10,844	10,825
Less: share-based compensation expense determined exclusively under the fair value method, net of related tax	11,282	9,587

Pro forma net earnings	$51,896	$118,934

Basic earnings per share, as reported	6.50	14.75
Pro forma basic earnings per share	6.45	14.91
Diluted earnings per share, as reported	6.51	14.71
Pro forma diluted earnings per share	$6.43	$14.85

Alleghany does not have an established policy or practice of repurchasing shares of its Common Stock in the open market for the purpose of delivering Common Stock upon the exercise of stock options. Alleghany issues authorized but not outstanding shares of Common Stock to settle option exercises in those instances where the number of shares it has repurchased are not sufficient to settle an option exercise.
(b) Director Stock Option and Restricted Stock Plans
Alleghany provided, through its Amended and Restated Directors’ Stock Option Plan (under which options were granted through May 1999) and its 2000 Directors’ Stock Option Plan (which expired on December 31, 2004), for the automatic grant of non-qualified options to purchase 1,000 shares of Common Stock in each year after 1987 to each non-employee director. Currently, Alleghany’s 2005 Directors’ Stock Plan (the “2005 Plan”) provides for the automatic grant of nonqualified options to purchase 500 shares of Common Stock, as well as an automatic grant of 250 shares of restricted Common Stock, to each non-employee director on an annual basis. In 2006 and 2005, Alleghany awarded a total of 2,000 restricted shares and 1,785 restricted shares, respectively, which vest over a one-year period.
A summary of option activity under the above plans as of December 31, 2006, and changes during the year then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000)	Price	Term	($000)

Options

Outstanding at January 1, 2006	97	$160
Granted	4	289
Exercised	(18)	136
Forfeited or expired	—	—

Outstanding at December 31, 2006	83	176	3.7	$14,576

Exercisable at December 31, 2006	75	165	3.2	$12,342

The weighted-average grant-date fair value of options granted during the years 2006, 2005, and 2004 was $91.52, $93.35, and $92.59, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004, was $2.4 million, $2.2 million, and $2.0 million, respectively.
A summary of the status of Alleghany’s nonvested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(000)	Fair Value

Nonvested at January 1, 2006	11	$237.70
Granted	4	289.46
Vested	(7)	223.38
Forfeited	—	—

Nonvested at December 31, 2006	8	$275.16

As of December 31, 2006, there was $2.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the years ended December 31, 2006, 2005, and 2004, was $1.9 million, $2.0 million, and $1.9 million, respectively.
In addition, Alleghany has options outstanding under certain subsidiary stock option plans. These plans consist of: (i) the Subsidiary Directors’ Stock Option Plan (the “Subsidiary Option Plan”) and (ii) the Underwriters Re Group, Inc. 1997 Stock Option Plan (the “URG 1997 Plan”). Under the Subsidiary Option Plan, non-employee directors of Alleghany’s subsidiaries were eligible to receive grants of nonqualified stock options for Common Stock from Alleghany. The Subsidiary Option Plan expired on July 31, 2003. Under the URG 1997 Plan, options to purchase Common Stock were granted to certain members of URG management in exchange for options to purchase shares of URG. No shares of Common Stock remain available for future option grants under the URG 1997 Plan.

(c) Alleghany 2002 Long Term Incentive Plan
Alleghany provides through its 2002 Long-Term Incentive Plan (the “2002 LTIP”) incentive compensation to management employees of the type commonly known as restricted shares, stock appreciation rights, performance shares and performance units, as well as other types of incentive compensation. Awards may include, but are not limited to, cash and/or shares of Common Stock, rights to receive cash and/or shares of Common Stock, and options to purchase shares of Common Stock including options intended to qualify as incentive stock options under the Internal Revenue Code and options not intended to so qualify. Under the 2002 LTIP, the following types of awards are outstanding:
(i) Performance Share Awards — Participants are entitled, at the end of a four-year award period, to a maximum amount equal to the value of one and one-half shares of Common Stock for each performance share issued to them based on market value on the payment date. In general, performance share payouts will be made in cash to the extent of minimum statutory withholding requirements in respect of an award, with the balance in Common Stock. Payouts are made provided defined levels of performance are achieved. As of December 31, 2006, 87,192 performance shares were outstanding. Expense is recognized over the performance period on a pro rata basis.
(ii) Restricted Share Awards — Alleghany has awarded to certain management employees restricted shares of Common Stock. These awards entitle the participants to a specified maximum amount equal to the value of one share of Common Stock for each restricted share issued to them based on the market value on the payment date. In virtually all instances, payouts are made provided defined levels of performance are achieved. As of December 31, 2006, 63,243 restricted shares were outstanding, of which 30,770 were granted in 2004 and 32,473 were granted in 2003. The expense is recognized ratably over the performance period, which can be extended under certain circumstances. The 2004 awards are expected to vest over four years. In addition, as of December 31, 2006, 21,224 restricted stock units were outstanding.
(d) RSUI Restricted Share Plan
RSUI has a Restricted Stock Unit Plan (the “RSUI Plan”) for the purpose of providing equity-like incentives to key employees. Under the RSUI Plan, restricted stock units (“units”) are issued. Additional units, defined as the “Deferred Equity Pool,” may be created in the future if certain financial performance measures are met. Units may only be settled in cash. The fair value of each unit is calculated as stockholder’s equity of RSUI, adjusted for certain capital transactions and accumulated compensation expense recognized under the RSUI Plan, divided by the sum of RSUI common stock outstanding and the original units available under the RSUI Plan. The units vest on the fourth anniversary of the date of grant and contain certain restrictions, relating to, among other things, forfeiture in the event of termination of employment and transferability. In 2006, 2005 and 2004, RSUI recorded $34.8 million, $14.1 million and $17.0 million, respectively, in compensation expense related to the RSUI Plan. During the same periods, a deferred tax benefit of $12.2 million, $4.9 million and $5.9 million, respectively, related to the compensation expense was recorded.

(e) Darwin Share Plans
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
11. Employee Benefit Plans
(a) Alleghany Employee Defined Benefit Pension Plans
Alleghany has two unfunded noncontributory defined benefit pension plans for executives, and a smaller, funded noncontributory defined benefit pension plan for employees. The primary executive plan currently provides for designated employees (including all of Alleghany’s current executive officers) retirement benefits in the form of an annuity for the joint lives of the participant and his or her spouse or, alternatively, actuarially equivalent forms of benefits, including a lump sum. Under both executive plans, a participant must have completed five years of service with Alleghany before he or she is vested in, and thus has a right to receive, any retirement benefits following his or her termination of employment. The annual retirement benefit under the primary executive plan, if paid in the form of a joint and survivor life annuity to a participant who retires on reaching age 65 with 15 or more years of service, is equal to 67 percent of the participant’s highest average annual base salary and annual cash bonus over a consecutive three-year period during the last ten years or, if shorter, the full calendar years of employment. Neither plan takes other payments or benefits, such as payouts of long-term incentives, into account in computing retirement benefits. During 2004, both plans were amended and changed from a funded to an unfunded plan resulting in the distribution of all accrued benefits to vested participants. During 2006, the primary executive plan was amended and restated to adopt the new benefit formula summarized above and in a number of respects, including to eliminate certain tax gross-ups, require longer service for subsidized early retirement benefits and to require a minimum period of service for all benefits. Though the other executive plan was not amended, the benefits at retirement under that other plan are not materially different in amount.
With respect to the funded employee plan, Alleghany’s policy is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding requirements. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

The following tables set forth the defined benefit plans’ funded status at December 31, 2006 and 2005 and total cost for each of the three years ended December 31, 2006 (in millions, except percentages):

	2006	2005

Change in projected benefit obligations
Projected benefit obligation at beginning of year	$8.9	$10.3
Service cost	1.8	1.9
Interest cost	0.5	0.6
Amendments	0.8	—
SFAS 88 curtailment loss	(0.4)	—
Actuarial loss (gain)	2.4	(3.6)
Benefits paid	(0.1)	(0.3)

Projected benefit obligation at end of year	$13.9	$8.9

Accumulated benefit obligation at end of year	$8.1	$3.6

Change in plan assets
Fair value of plan assets at beginning of year	$1.5	$1.2
Actual return on plan assets, net of expenses	0.1	—
Company contributions	0.6	0.6
Benefits paid	(0.1)	(0.3)

Fair value of plan assets at end of year	$2.1	$1.5

Funded status	$(11.8)	$(7.4)
Unrecognized net actuarial loss	3.4	1.5
Unrecognized prior service cost	0.8	1.1

Net amount recognized prior to SFAS158 (see section “d”)	$(7.6)	$(4.8)
Net amount recognized after to SFAS158 (see section “d”)	$(11.8)	—

Amounts recognized in statement of financial position consists of:
Prepaid benefit cost	$0.9	$0.7
Accrued benefit liability	$(8.6)	$(5.5)
Accumulated other comprehensive income	0.1	—

Net amount recognized	$(7.6)	$(4.8)

Weighted average asset allocations
Debt securities	100%	100%

	2006	2005	2004

Net pension cost included the following expense (income) components
Service cost — benefits earned during the year	$1.8	$1.9	$1.3
Interest cost on projected benefit obligation	0.5	0.6	0.6
Expected return on plan assets	(0.1)	—	(0.2)
Net amortization and deferral	0.1	0.4	1.2

Net periodic pension cost included in corporate administration	2.3	2.9	2.9
SFAS 88 settlement charge	1.0	—	1.1

Total cost	$3.3	$2.9	$4.0

	2006	2005	2004

Assumptions used in computing the net periodic pension cost of the plans is as follows
Rates for increases in compensation levels	4.00%	6.00%	4.00%
Weighted average discount rates	5.50%	5.75%	6.00%
Expected long-term rates of return	4.00%	3.00%	4.00%

	2006	2005	2004

Assumptions used in computing the funded status of the plans is as follows
Rates for increases in compensation levels	4.00%	4.00%	6.00%
Weighted average discount rates	5.75%	5.50%	5.75%

Discount rates were predicated on Moody’s Investor Service Aa long-term corporate bond index, rounded to the nearest 25 basis points. Alleghany’s investment policy with respect to its defined benefit plans is to provide long-term growth combined with a steady income stream. The target allocation is 100 percent in debt securities. The overall long-term, rate-of-return-on-assets assumptions are based on historical investments.
Contributions of $1.1 million are expected to be made to Alleghany’s funded employee plan during 2007.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be made (in millions):

2007	$1.1
2008	1.2
2009	0.1
2010	6.4
2011	0.1
2012-2016	3.9

The measurement date used to determine pension benefit plans is December 31, 2006.
(b) Other Employee Retirement Plans
Alleghany has two unfunded retiree health plans, one for executives and one for employees. Participants eligible for benefits must be age 55 or older. In addition, non-executive employees must have completed at least 10 years of service. Under the plans, participants must pay a portion of the premiums charged by the medical insurance provider. All benefits cease upon retiree death. RSUI also has an unfunded retiree health plan for its employees. As of December 31, 2006, the liability for all of these plans was $3.8 million, representing the entire accumulated postretirement benefit obligation as of that date. Assumptions used on the accounting for these plans are comparable to those cited above for the Alleghany pension plans. Future benefit payments associated with these plans are not expected to be material to Alleghany. Alleghany provides supplemental retirement benefits through deferred compensation programs and profit sharing plans for certain of its officers and employees. In addition, Alleghany’s subsidiaries sponsor both qualified defined contribution retirement plans for substantially all employees, including executives, and non-qualified plans only for executives, both of which provide for voluntary salary reduction contributions by employees and matching contributions by each respective subsidiary, subject to specified limitations.
Alleghany has endorsement split-dollar life insurance policies for its executives that are effective during employment as well as retirement. Premiums are paid by Alleghany, and death benefits are split between Alleghany and the beneficiaries of the executive. Death benefits after retirement that inure to the beneficiaries are generally equal to the annual ending salary of the executive at the date of retirement.
(c) Alleghany Director Benefit Plans
Alleghany has an unfunded noncontributory defined benefit pension plan for non-employee directors. Under the plan as adopted, each person who served as a non-employee director after July 1, 1990 is entitled to receive, after his retirement from the Board of Directors, an annual retirement benefit payable in cash equal to the annual retainer payable to directors at the time of his retirement. The benefit is paid from the date of the director’s retirement from the Board until the end of a period equal to his length of service thereon or until his death, whichever occurs sooner. To be entitled to this benefit, the director must have served as such for at least five years and must have continued so to serve either until the time he is required to retire by the Alleghany’s retirement policy for directors or until he has attained age 70. In January 2005, the plan was amended to “freeze” such plan at December 31, 2004, so no future non-employee director was eligible to participate, the director’s service after December 31, 2004 was no longer included in measuring the period the director’s annual retirement benefit would be payable, and, for directors who retire after December 31, 2004, the annual retirement benefit is limited to $30,000, which was the annual retainer at December 31, 2004.
On December 19, 2006, the Board further amended the plan to permit directors who were serving as directors on December 31, 2004 to make an election before the end of 2006 to receive an actuarially determined lump-sum payout of their accrued benefit in 2007. All eligible directors made this election, and accordingly, Alleghany has accrued $1.0 million of liabilities. An additional liability of $0.1 million relates to the retirement benefits payable to other currently retired directors who were not eligible to elect a lump-sum payout.
(d) Recently Adopted Accounting Standard
As previously noted, SFAS 158 was issued in September 2006 and adopted by Alleghany as of December 31, 2006. SFAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The changes are to be reported in comprehensive income as of December 31, 2006. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements.
The incremental effect of Alleghany’s adoption of SFAS 158 as of December 31, 2006 was an increase in other liabilities of $4.9 million, a decrease in deferred tax liabilities of $1.7 million, and a reduction of additional other comprehensive income of $3.2 million, after-tax. The $3.2 million represents the current underfunded status of all of Alleghany’s defined benefit pension plans ($2.7 million) and retiree health plans ($0.5 million) as of that date.
12. Earnings Per Share of Common Stock
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31 (in thousands, except share amounts):

	2006	2005	2004

Net earnings	$251,244	$52,334	$117,696
Preferred dividends	8,994	—	—

Income available to common stockholders for basic earnings per share	242,250	52,334	117,696
Preferred dividends	8,994	—	—
Effect of other dilutive securities	459	—	182

Income available to common stockholders for diluted earnings per share	$251,703	$52,334	$117,878

Weighted average shares outstanding applicable to basic earnings per share	7,977,554	8,043,732	7,977,591
Preferred dividends	305,437	—	—
Effect of dilutive securities	22,109	—	33,468

Adjusted weighted average shares outstanding applicable to diluted earnings per share	8,305,100	8,043,732	8,011,059

Contingently issuable shares of 86,471, 70,569 and 107,306 were potentially available during 2006, 2005 and 2004, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

13. Commitments and Contingencies
(a) Leases
Alleghany leases certain facilities, furniture and equipment under long-term lease agreements. In addition, certain land, office space and equipment are leased under noncancelable operating leases that expire at various dates through 2020. Rent expense was $7.8 million, $8.2 million, and $6.7 million in 2006, 2005, and 2004, respectively.
The aggregate minimum payments under operating leases with initial or remaining terms of more than one year as of December 31, 2006 were as follows (in millions):

Aggregate
Year	Minimum Payments

2007	$3.9
2008	7.5
2009	7.5
2010	6.7
2011	6.4
2012 and thereafter	45.5

(b) Litigation
Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management such provisions are adequate.
(c) Asbestos and Environmental Exposure
AIHL’s reserve for unpaid losses and loss adjustment expenses includes $23.8 million of gross reserves and $23.7 million of net reserves and $25.7 million of gross reserves and $25.6 million of net reserves at December 31, 2006 and 2005, respectively, for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976. This subsidiary exited this business in 1976. Reserves for asbestos and environmental impairment claims cannot be estimated with traditional loss reserving techniques because of uncertainties that are greater than those associated with other types of claims. Factors contributing to those uncertainties include a lack of historical data, the significant periods of time that often elapse between the occurrence of an insured loss and the reporting of that loss to the ceding company and the reinsurer, uncertainty as to the number and identity of insureds with potential exposure to such risks, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability. Loss reserve estimates for such environmental and asbestos exposures include case reserves, which also reflect reserves for legal and other loss adjustment expenses and IBNR reserves. IBNR reserves are determined based upon historic general liability exposure base and policy language, previous environmental loss experience and the assessment of current trends of environmental law, environmental cleanup costs, asbestos liability law and judgmental settlements of asbestos liabilities.
For both asbestos and environmental reinsurance claims, CATA establishes case reserves by receiving case reserve amounts from its ceding companies, and verifies these amounts against reinsurance contract terms, analyzing from the first dollar of loss incurred by the primary insurer. In establishing the liability for claims for asbestos related liability and for environmental impairment claims, management considers facts currently known and the current state of the law and coverage litigation. Additionally, ceding companies often report potential losses on a precautionary basis to protect their rights under the reinsurance arrangement, which generally calls for prompt notice to the reinsurer. Ceding companies, at the time they report such potential losses, advise CATA of the ceding companies’ current estimate of the extent of such loss. CATA’s claims department reviews each of the precautionary claims notices and, based upon current information, assesses the likelihood of loss to CATA. Such assessment is one of the factors used in determining the adequacy of the recorded asbestos and environmental reserves. Although Alleghany is unable at this time to determine whether additional reserves, which could have a material impact upon its results of operations, may be necessary in the future, Alleghany believes that CATA’s asbestos and environmental reserves are adequate at December 31, 2006.
(d) Indemnification Obligations
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
The Products Liability Indemnification is divided into two parts, the first relating to products liability claims arising in respect of events occurring during the period prior to Alleghany’s acquisition of the World Minerals business from Johns Manville Corporation, Inc. (f/k/a Manville Sales Corporation) (“Manville”) in July 1991 (the “Manville Period”), and the second relating to products liability claims arising in respect of events occurring during the period of Alleghany ownership (the “Alleghany Period”). Under the terms of the Stock Purchase Agreement, Alleghany will provide indemnification at a rate of 100 percent for the first $100.0 million of losses arising from products liability claims relating to the Manville Period and at a rate of 50 percent for the next $100.0 million of such losses, so that Alleghany’s maximum indemnification obligation in respect of products liability claims relating to the Manville Period is $150.0 million. This indemnification obligation in respect of Manville Period products liability claims will expire on July 31, 2016. The Stock Purchase Agreement states that it is the intention of the parties that, with regard to losses incurred in respect of products liability claims relating to the Manville Period, recovery should first be sought from Manville, and that Alleghany’s indemnification obligation in respect of products liability claims relating to the Manville Period is intended to indemnify the Purchaser for such losses which are not recovered from Manville within a reasonable period of time after recovery is sought from Manville. In connection with World Minerals’ acquisition of the assets of the industrial minerals business of Manville in 1991, Manville agreed to indemnify World Minerals for certain product liability claims, in respect of products of the industrial minerals business manufactured during the Manville Period, asserted against World Minerals through July 31, 2006. World Minerals did not assume in the acquisition liability for product liability claims to the extent that such claims relate, in whole or in part, to the Manville Period, and Manville should continue to be responsible for such claims, notwithstanding the expiration of the Manville indemnity in 2006.
For products liability claims relating to the Alleghany Period, Alleghany will provide indemnification for up to $30.0 million in the aggregate. The $10.0 million holdback from the Adjusted Purchase Price paid at the closing secures performance of this indemnification obligation relating to the Alleghany Period, and, unless and until the holdback amount is exhausted, will be charged for any claim for payment in respect of this indemnification obligation that would otherwise be made to Alleghany. In addition to the indemnification obligation undertaken by Alleghany in respect of products liability claims relating to the Alleghany Period, the Stock Purchase Agreement provides that, after the closing, Alleghany will continue to make available to World Minerals $30.0 million per policy period of Alleghany’s umbrella insurance coverage in effect on a Alleghany group-wide basis for policy periods beginning on April 1, 1996 (prior to April 1, 1996, World Minerals had its own umbrella insurance coverage). This portion of Alleghany’s umbrella insurance coverage will be available to World Minerals for general liability claims as well as for products liability claims. The Stock Purchase Agreement states that it is the intention of the parties that, with regard to losses incurred in respect of products liability claims relating to the Alleghany Period, recovery should first be sought under any available World Minerals insurance policies and second under the portion of Alleghany’s umbrella insurance coverage made available to World Minerals after the closing, and that Alleghany’s indemnification obligation in respect of products liability claims relating to the Alleghany Period is intended to indemnify the Purchaser for such losses in respect of which coverage is not available under either the World Minerals insurance policies or under such portion of Alleghany’s umbrella insurance coverage. Alleghany’s indemnification obligation in respect of Alleghany Period products liability claims will expire on July 14, 2015, which is the tenth anniversary of the closing date.
The Stock Purchase Agreement provides that Alleghany has no responsibility for products liability claims arising in respect of events occurring after the closing, and that any products liability claims involving both pre-closing and post-closing periods will be apportioned on an equitable basis.
During the Alleghany Period, World Minerals was named in approximately 30 lawsuits that included product liability claims, many of which have been voluntarily dismissed by the plaintiffs. In most cases, plaintiffs claimed various medical problems allegedly stemming from their exposure to a wide variety of allegedly toxic products at their place of employment, and World Minerals was one among dozens of defendants that had allegedly supplied such products to plaintiffs’ employers. Through the date of sale, World Minerals did not incur any significant expense in respect of such cases. Based on Alleghany’s experience to date and other analyses, Alleghany established a $600 thousand reserve in connection with the Products Liability Indemnification for the Alleghany Period. Such reserve was $560 thousand and $546 thousand at December 31, 2006 and 2005.
(e) Equity Holdings Concentration
At December 31, 2006 and 2005, Alleghany had a concentration of market risk in its available-for-sale equity securities portfolio of Burlington Northern Santa Fe Corporation (“Burlington Northern”), a railroad holding company, of $428.8 million and $424.9 million, respectively. In January and February of 2007, Alleghany sold approximately 809 thousand shares of its Burlington Northern stock holdings for approximately $65 million of proceeds. As a result of this sale, Alleghany will record an after-tax gain of approximately $36 million in the first quarter of 2007.
At December 31, 2006 and 2005, Alleghany also had a concentration of market risk in its available-for-sale equity securities with respect to certain energy sector businesses, of $280.9 million and $194.9 million, respectively.

14. Fair Value of Financial Instruments
The estimated carrying values and fair values of Alleghany’s financial instruments are as follows (in thousands):

	2006	2006	2005	2005

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Investments	$4,057,425	$4,057,425	$3,135,285	$3,135,285
Notes receivable	$91,536	$91,536	$91,535	$91,535
Swap-hedging purposes	$26	$26	$587	$587
Liabilities
Subsidiaries’ debt	$80,000	$80,000	$80,000	$83,639

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate fair value:
Investments: The fair value of equity securities and debt securities is based upon quoted market prices. The fair value of short-term investments approximates amortized cost. The fair value of financial instruments included in other invested assets is based upon quoted market prices for the securities owned, as quoted by the general partner of the entity in which such investment was held. For investments in minority-owned, privately-held companies included in other invested assets, carrying amount approximates fair value.
Notes receivable: The carrying amount approximates fair value because the interest rates approximate market rates.
Swap: The fair value of the swap is based on a valuation model.
Subsidiaries’ debt: The fair value of the subsidiaries’ debt is estimated based on the quoted market prices for the same or similar issues or on current rates offered for debt with the same remaining maturities.
15. Segments of Business
Information related to Alleghany’s reportable segment is shown in the tables below. Property and casualty insurance and surety operations are conducted by AIHL through its insurance operating units RSUI, CATA, and Darwin. In addition, AIHL Re, established in June 2006, is a wholly-owned subsidiary of AIHL that provides reinsurance to RSUI. The primary components of “corporate activities” are Alleghany Properties, and corporate investment and other activities at the parent level, including strategic equity investments which are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies.

Alleghany’s reportable segment is reported in a manner consistent with the way management evaluates the businesses. As such, insurance underwriting activities are evaluated separately from investment activities. Net realized capital gains are not considered relevant in evaluating investment performance on an annual basis. Segment accounting policies are the same as the Significant Accounting Principles summarized in Note 1.

(in millions)	2006	2005	2004

Revenues:
AIHL insurance group:
Net premiums earned
RSUI	$670.7	$605.9	$609.3
CATA	171.4	159.1	150.0
Darwin	132.4	84.7	46.1
AIHL Re	35.6	—	—

	1,010.1	849.7	805.4

Net investment income	123.5	67.3	39.8
Net realized capital gains	13.9	31.6	84.5
Other income	1.9	3.3	3.1

Total insurance group	1,149.4	951.9	932.8

Corporate activities:
Net investment income	20.9	15.7	10.0
Net realized capital gains (1)	14.3	116.8	2.4
Other income (2)	24.6	11.4	10.0

Total	$1,209.2	$1,095.8	$955.2

Earnings from continuing operations, before income taxes and minority interest:
AIHL insurance group:
Underwriting profit (loss)
RSUI (3)	$197.4	$(133.0)	$83.2
CATA	19.1	15.6	(8.9)
Darwin	7.4	2.3	(0.1)
AIHL Re	35.4	—	—

	259.3	(115.1)	74.2

Net investment income	123.5	67.3	39.8
Net realized capital gains	13.9	31.6	84.5
Other income, less other expenses	(42.6)	(22.9)	(25.1)

Total insurance group	354.1	(39.1)	173.4

Corporate activities:
Net investment income	20.9	15.7	10.0
Net realized capital gains (1)	14.3	116.8	2.4
Other income (2)	24.6	11.4	10.0
Corporate administration and other expenses	45.4	41.5	44.5
Interest expense	5.6	3.5	2.4

Total	$362.9	$59.8	$148.9

(1)	Reflects significant realized capital gains from the sale of Burlington Northern in 2005.

(2)	Includes the sale in 2006 by Alleghany Properties of 59 acres of real property consisting of unimproved land located in Rocklin County, California for $29.3 million.

(3)	Reflects significant catastrophe losses arising from 2005 hurricane activity.

(in millions)	2006	2005	2004

Identifiable assets at December 31
AIHL insurance group	$5,265.7	$5,074.5	$3,310.6
Corporate activities	913.0	721.7	1,018.4

Total	$6,178.7	$5,796.2	$4,329.0

Capital expenditures
AIHL insurance group	$4.8	$7.5	$6.7
Corporate activities	0.1	2.1	0.1

Total	$4.9	$9.6	$6.8

Depreciation and amortization
AIHL insurance group	$6.7	$19.9	$27.8
Corporate activities	1.8	0.9	1.3

Total	$8.5	$20.8	$29.1

16. Other Information
a. Acquisitions
On December 29, 2006, Alleghany, through its subsidiary AIHL, invested $120.0 million in Homesite Group Incorporated (“Homesite”), a national, full-service, mono-line provider of homeowners insurance. As consideration for its $120.0 million investment, Alleghany received 85,714 shares of common stock of Homesite, representing approximately 32.9% of Homesite common stock after giving effect to the transaction.
The $120.0 million investment plus $0.7 million of transactions costs are reported as a component of other invested assets as of December 31, 2006. Going forward, Alleghany’s interest in Homesite will be included in corporate activities for segment reporting purposes, and will be accounted for under the equity-method of accounting.
Although Alleghany has not finalized the allocation of the purchase price at this time, it currently estimates that the $120.7 million cost is comprised of the following elements: $97.8 million representing Alleghany’s share of the fair values of assets acquired (consisting primarily of available-for-sale investment securities), less liabilities assumed (consisting primarily of loss and loss adjustment expense reserves and unearned premium reserves); $7.1 million of purchased intangible assets; and $15.8 million of goodwill. The goodwill is not deductible for tax purposes.
The amount of goodwill and intangible assets that is reported separately on Alleghany’s consolidated balance sheets, and that arose from prior acquisitions of majority- or wholly-owned subsidiaries that are included in Alleghany’s consolidated balance sheets at December 31, 2006 and 2005 is as follows (in thousands):

	2006	2005

AIHL insurance group — Goodwill	$45,161	$45,161

AIHL insurance group — intangible assets
Agency relationships	$12,080	$12,684
State insurance licenses	32,427	28,827
Trade name	35,500	35,500
Brokerage and reinsurance relationships	25,913	28,167
Renewals rights	8,691	13,036
Other	—	4,131

	$114,611	$122,345

The economical useful lives of intangible assets are as follows: agency relationships — 15 years; state insurance licenses — indefinite; trade name — indefinite; broker and reinsurance relationships — 15 years; and renewal rights — 5.5 years.
b. Other Assets
Other assets shown in Alleghany’s consolidated balance sheets include the following amounts at December 31, 2006 and 2005 (in thousands):

	2006	2005

Real estate properties	$22,587	$27,467
Interest and dividend receivable	40,356	25,062
Other	24,438	21,667

	$87,381	$74,196

c. Property and equipment
Property and equipment, net of accumulated depreciation and amortization, at December 31, 2006 and 2005, are as follows (in thousands):

			Useful
	2006	2005	Lives

Furniture and equipment	$31,414	$30,469	3-20years
Leasehold improvements	4,078	3,933	Various
Other	320	331	—

	35,812	34,733

Less: accumulated depreciation and amortization	(17,408)	(15,025)

	$18,404	$19,708

d. Other Liabilities
Other liabilities shown in Alleghany’s consolidated balance sheets include the following amounts at December 31, 2006 and 2005 (in thousands):

	2006	2005

Accounts payable	$5,621	$12,274
Performance shares	—	15,137
Pension, retirement and other incentive plans	120,209	61,343
Accrued salaries and wages	868	9,819
Deferred compensation	5,510	4,682
Accrued expenses	7,118	2,612
Taxes other than income	5,398	4,882
Deferred revenue	6,170	1,286
Payable to brokers	160	5,458
Drafts outstanding	237	703
Funds held for surety bonds	23,876	20,177
Due on securities purchases	—	10,166
Other	24,379	27,637

	$199,546	$176,176

17. Quarterly Results of Operations (unaudited)
Selected quarterly financial data for 2006 and 2005 presented below (in thousands, except per share amounts):

	Quarters ended

	March 31	June 30		September 30		December 31

		Restated*		Restated*

2006

Revenues	$268,815	$313,626		$302,405		$324,319

Earnings from:
Continuing operations	$59,206	$73,200		$53,397		$65,441
Discontinued operations	—	—		—		—

Net earnings	$59,206	$73,200		$53,397		$65,441

Basic earnings per share of common stock: **
Continuing operations	$7.37	$9.17		$6.17		$7.68
Discontinued operations	—	—		—		—

Total	$7.37	$9.17		$6.17		$7.68

2005

Revenues	$278,380	$242,750		$267,929		$306,767

Earnings (loss) from:
Continuing operations	$61,223	$32,727	*	$(100,760)	*	$52,787
Discontinued operations	(352)	(1,325)	*	8,271	*	(237)

Net earnings (loss)	$60,871	$31,402		$(92,489)		$52,550

Basic earnings (loss) per share of common stock: **
Continuing operations	$7.63	$4.07	*	$(12.52)	*	$6.55
Discontinued operations	(0.04)	(0.17)	*	1.03	*	(0.03)

Total	$7.59	$3.90		$(11.49)		$6.52

*	Quarterly results for June 30 and September 30, 2005 have been restated to correctly account for a $4.2 million increase in a deferred tax valuation allowance which had been established at June 30, 2005, and was subsequently reversed at September 30, 2005. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, the effect of a change in valuation allowance should be classified as part of continuing operations. Accordingly, the table above reflects the restatement of such amounts from discontinued operations to continuing operations and its impact on earnings per share. This restatement had no impact on the Alleghany’s net earnings or financial position for any period during 2005.

**	Adjusted to reflect subsequent stock dividends.
Earnings (loss) per share by quarter may not equal the amount for the full year due to rounding.
18. Related Party Transactions
During 2003, Alleghany made an investment of $10.0 million in Broadfield Capital, L.P., an investment fund formed and managed by a limited liability company owned by Jefferson W. Kirby. Mr. Kirby was a Vice President of Alleghany until June 30, 2003, has been a director since April 2006, and is a son of F.M. Kirby, who was Chairman of the Board of Directors of Alleghany until his retirement at the end of 2006.
This fund invested in small and mid-cap public equities, private equities and distressed debt. This investment was accounted for under the equity method of accounting, had a value of $10.8 million as of December 31, 2005, and was classified as other invested assets. The investment was liquidated during 2006 at an amount approximating original cost.

Report of Independent Registered
Public Accounting Firm
The Board of Directors and Stockholders
Alleghany Corporation:
We have audited the accompanying consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alleghany Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alleghany Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
New York, New York
February 27, 2007

Report of Independent Registered
Public Accounting Firm
The Board of Directors and Stockholders
Alleghany Corporation:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Alleghany Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alleghany Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Alleghany Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Alleghany Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
New York, New York
February 27, 2007

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, or “CEO,” and our chief financial officer, or “CFO,” of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K Report pursuant to Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of that date to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the Securities and Exchange Commission’s rules and forms. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of financial statements for external purposes.
We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management, including our CEO and CFO, concluded that, as of December 31, 2006, our internal control over financial reporting was effective. Our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K Report, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting and our management’s assessment of effectiveness of our internal control over financial reporting which appears in Item 8 on pages 98 and 99 of this Form 10-K Report. We note that all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

New York Stock Exchange Certification and Required Disclosure.
On May 3, 2006, we filed with the New York Stock Exchange the annual certification of our President and CEO, certifying that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards. Additionally, we filed the CEO and CFO certifications required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to this Form 10-K Report.

Item 9B.	Other Information.
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information concerning our directors and executive officers is incorporated by reference from the first paragraph under the heading “Alleghany Corporate Governance — Board of Directors” on page 3, the first paragraph under the heading “Committees of the Board of Directors — Audit Committee” on page 4, pages 15 through 18, and the information under the heading “Executive Officers” on pages 39 and 40 of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 27, 2007. Information concerning compliance with the reporting requirements under Section 16(a) of the Exchange Act, is incorporated by reference from page 14 of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 27, 2007.
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
The information required by this Item 11 is incorporated by reference from pages 19 through 24 and pages 41 through the first full paragraph on page 70 of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 27, 2007. The information set forth under the heading “Compensation Committee Report” on page 41 of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 27, 2007, is not “filed” as a part hereof.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated by reference from pages 1 through the top of page 3, pages 12 through 13, and page 32 through the top of page 34 of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 27, 2007.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
The information required by this Item 13 is incorporated by reference from the first paragraph under the heading “Director Independence” on page 4 and pages 8 through 9, beginning on the bottom of page 8 under the heading “Related Party Transactions,” of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 27, 2007.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference from pages 35 and 36 of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 27, 2007.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)
1. Financial Statements.
Our consolidated financial statements, together with the report thereon of KPMG LLP, our independent registered public accounting firm, are set forth on pages 59 through 99 of this Form 10-K Report.
2. Financial Statement Schedules.
The Index to Financial Statements Schedules and the schedules relating to our consolidated financial statements, together with the report thereon of KPMG LLP, independent registered public accounting firm, are set forth on pages 105 through 115 of this Form 10-K Report.
3. Exhibits.
See the Index to Exhibits beginning on page 116 of this Form 10-K Report for a description of the exhibits filed as part of this Form 10-K Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGHANY CORPORATION
(Registrant)

Date:	February 27, 2007	By	/s/ Weston M. Hicks
Weston M. Hicks
President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 27, 2007	By	/s/ Rex D. Adams
Rex D. Adams
Director

Date:	February 27, 2007	By	/s/ Jerry G. Borrelli
Jerry G. Borrelli
Vice President (principal accounting officer)

Date:	February 27, 2007	By	/s/ John J. Burns, Jr.
John J. Burns, Jr.
Chairman of the Board and Director

Date:	February 27, 2007	By	/s/ Dan R. Carmichael
Dan R. Carmichael
Director

Date:	February 27, 2007	By	/s/ Roger B. Gorham
Roger B. Gorham
Senior Vice President
(principal financial officer)

Date:	February 27, 2007	By	/s/ Weston M. Hicks
Weston M. Hicks
President and Director
(principal executive officer)

Date:	February 27, 2007	By	/s/ Thomas S. Johnson
Thomas S. Johnson
Director

Date:	February 27, 2007	By	/s/ Allan P. Kirby, Jr.
Allan P. Kirby, Jr.
Director

Date:	February 27, 2007	By	/s/ Jefferson W. Kirby
Jefferson W. Kirby
Director

Date:	February 27, 2007	By	/s/ William K. Lavin
William K. Lavin
Director

Date:	February 27, 2007	By	/s/ James F. Will
James F. Will
Director

Date:	February 27, 2007	By	/s/ Raymond L.M. Wong
Raymond L.M. Wong
Director

INDEX TO FINANCIAL STATEMENT SCHEDULES
Alleghany Corporation and Subsidiaries

Report of Independent Registered
Public Accounting Firm
The Board of Directors and Stockholders
Alleghany Corporation:
Under date of February 27, 2007, we reported on the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
New York, New York
February 27, 2007

SCHEDULE I
ALLEGHANY CORPORATION AND SUBSIDIARIES
SUMMARY OF INVESTMENTS — OTHER THAN
INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2006
(in thousands)

			Amount at which
		Fair	shown in the
Type of Investment	Cost	Value	Balance Sheet

Fixed maturities:
Bonds:
U.S. Government and government agencies and authorities	$338,619	$337,776	$337,776
States, municipalities and political subdivisions	932,019	934,193	934,193
Foreign governments	178,396	178,689	178,689
Mortgage and asset-backed securities	839,341	832,758	832,758
All other bonds	340,596	338,891	338,891

Fixed maturities	2,628,971	2,622,307	2,622,307

Equity securities:
Common stocks:
Banks, trust, and insurance companies	5,379	7,182	7,182
Public utilities	21,445	24,513	24,513
Industrial, miscellaneous, and all other	409,379	841,205	841,205

Equity securities	436,203	872,900	872,900

Other invested assets	123,651	123,651	123,651
Short-term investments	438,567	438,567	438,567

Total investments	$3,627,392	$4,057,425	$4,057,425

SCHEDULE II
ALLEGHANY CORPORATION
CONDENSED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(in thousands)

	2006	2005*

Assets

Equity securities (cost: 2006 $72,679; 2005 $91,480)	$431,696	$446,305
Debt securities (amortized cost: 2006 $141,168; 2005 $12,420)	140,521	10,180
Short-term investments	63,397	117,082
Other invested assets	504	10,802
Cash	1,408	3,433
Property and equipment — at cost, net of accumulated depreciation	1,887	2,051
Other assets	20,383	18,950
Investment in subsidiaries	1,933,930	1,480,126

	$2,593,726	$2,088,929

Liabilities and common stockholders’ equity

Current taxes payable	$(6,947)	$16,738
Other liabilities	35,805	38,762
Net deferred tax liabilities	122,499	145,979
Long-term debt	19,123	19,123

Total liabilities	170,480	220,602

Stockholders’ equity	2,423,246	1,868,327

	$2,593,726	$2,088,929

*	Certain amounts have been reclassified to conform to the 2006 presentation.
See accompanying Notes to Condensed Financial Statements.

SCHEDULE II
ALLEGHANY CORPORATION
CONDENSED STATEMENTS OF EARNINGS
THREE YEARS ENDED DECEMBER 31, 2006
(in thousands)

	2006	2005	2004

Revenues:
Net investment income	$15,375	$12,472	$7,591
Net realized capital gains	$14,335	116,808	2,392
Other income	259	191	—

Total revenues	29,969	129,471	9,983

Costs and Expenses:
Interest expense	3,184	2,647	2,618
Corporate administration	39,358	37,561	40,145

Total costs and expenses	42,542	40,208	42,763

Operating (loss) profit	(12,573)	89,263	(32,780)

Equity in earnings (loss) of consolidated subsidiaries	375,503	(29,444)	181,678

Earnings from continuing operations, before income taxes and minority interest	362,930	59,819	148,898

Income taxes	106,109	13,842	46,200

Earnings from continuing operations before minority interest	256,821	45,977	102,698

Minority interest, net of tax	5,577	—	—

Earnings from continuing operations	251,244	45,977	102,698

Earnings from discontinued operations (including gain on disposal of $12,183 in 2005 and a loss on disposal of $1,950 in 2004)	—	12,641	20,196
Income taxes	—	6,284	5,198

Earnings from discontinued operations, net of tax	—	6,357	14,998

Net earnings	$251,244	$52,334	$117,696

See accompanying Notes to Condensed Financial Statements.

SCHEDULE II
ALLEGHANY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2006
(in thousands)

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$251,244	$52,334	$117,696
Adjustments to reconcile earnings to cash provided by (used in) operations:
Equity in undistributed net (earnings) losses of consolidated subsidiaries	(244,450)	13,811	(118,879)
Capital contributions to consolidated subsidiaries	(190,788)	(147,306)	(20,547)
Distributions from consolidated subsidiaries	12,929	2,864	1,663
Depreciation and amortization	1,740	882	1,165
Net gain on investment transactions	(14,335)	(116,808)	(2,392)
Tax benefit on stock options exercised	1,034	1,399	1,317
(Increase) decrease in other assets	(2,765)	(1,843)	(1,794)
Increase (decrease) in other liabilities and taxes payable	(29,773)	30,805	(11,136)
Earnings of discontinued operations and sale of subsidiary	—	(6,357)	(14,998)

Net adjustments	(466,408)	(222,553)	(165,601)

Net cash used in operations	(215,164)	(170,219)	(47,905)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(132,248)	(168,189)	(16,499)
Sales of investments	36,016	169,362	—
Maturities of investments	1,254	4,474	5,008
Purchases of property and equipment	(64)	(2,045)	(76)
Net change in short-term investments	53,685	(36,134)	932
Proceeds from the sale of subsidiaries, net of cash disposed	—	201,854	53,403
Other, net	9,196	170	(677)

Net cash provided by investing activities	(32,161)	169,492	42,091

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance on convertible preferred stock, net of issuance costs	290,422	—	—
Treasury stock acquisitions	(39,186)	—	—
Convertible preferred stock dividends paid	(8,342)	—	—
Net cash provided from discontinued operations	—	2,091	4,566
Other, net	2,406	—	1,367

Net cash used in financing activities	245,300	2,091	5,933

Net increase (decrease) in cash	(2,025)	1,364	119
Cash at beginning of year	3,433	2,069	1,950

Cash at end of year	$1,408	$3,433	$2,069

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$17	$1	$—
Income taxes	$96,636	$61,000	$105,001

See accompanying Notes to Condensed Financial Statements.

SCHEDULE II
ALLEGHANY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands)
1.	Investment in Consolidated Subsidiaries. Reference is made to Note 1 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report.

2.	Long-Term Debt. Reference is made to Note 7 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report for information regarding the significant provisions of the revolving credit loan agreement of Alleghany. Included in long-term debt in the accompanying condensed balance sheets is $19,123 in 2006 and 2005 of inter-company notes payable to Alleghany Funding.

3.	Income Taxes. Reference is made to Note 8 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report.

4.	Commitments and Contingencies. Reference is made to Note 13 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report.

5.	Stockholders’ Equity. Reference is made to Note 9 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report with respect to stockholders’ equity and surplus available for dividend payments to Alleghany from its subsidiaries.

SCHEDULE III
ALLEGHANY CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(in thousands)

	AT DECEMBER 31,				FOR THE YEAR ENDED DECEMBER 31,
FUTURE
		POLICY		OTHER
		BENEFITS,		POLICY			BENEFITS,	AMORTIZATION
	DEFERRED	LOSSES,		CLAIMS			CLAIMS,	OF DEFERRED
	POLICY	CLAIMS	GROSS	AND	NET	NET	LOSSES AND	POLICY	OTHER	NET
	ACQUISITION	AND LOSS	UNEARNED	BENEFITS	EARNED	INVESTMENT	SETTLEMENT	ACQUISITION	OPERATING	PREMIUMS
	COSTS	EXPENSES	PREMIUMS	PAYABLE	PREMIUMS	INCOME	EXPENSES	COSTS(1)	COSTS(1)	WRITTEN

2006 Property and Casualty Insurance	$80,018	$2,304,644	$886,539	$0	$1,010,129	$123,522	$498,954	$141,960	$109,917	$1,073,167

2005 Property and Casualty Insurance	$62,161	$2,581,041	$812,982	$0	$849,653	$67,330	$747,967	$132,132	$84,664	$883,483

2004 Property and Casualty Insurance	$56,165	$1,232,337	$751,131	$0	$805,417	$39,817	$540,569	$101,366	$89,321	$857,195

(1)	2005 and 2004 amounts shown for amortized deferred policy acquisition costs and other operating costs have been adjusted to correct an immaterial reporting error with respect to such costs in 2005 and 2004. The adjustments did not have any effect on Alleghany’s results of operations, cash flows or financial position for such years.

SCHEDULE IV
ALLEGHANY CORPORATION AND SUBSIDIARIES
REINSURANCE
THREE YEARS ENDED DECEMBER 31, 2006
(in thousands)

						Percentage
			Ceded to	Assumed		Of Amount
		Gross	Other	From Other	Net	Assumed
Year	Line of Business	Amount	Companies	Companies	Amount	To Net

2006	Property and casualty	$1,715,461	$718,442	$13,110	$1,010,129	1.3%

2005	Property and casualty	$1,521,875	$675,503	$3,281	$849,653	0.4%

2004	Property and casualty	$1,291,242	$585,818	$99,993	$805,417	12.4%

SCHEDULE V
ALLEGHANY CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

			Charged to	Charged to
		Balance at	costs and	other	Deductions	Balance at
Year	Description	January 1,	expenses	accounts	describe	December 31	,

2006	Allowance for uncollectible reinsurance recoverables	$—	—	—	—	$—

	Allowance for uncollectible premiums receivable	$801	722	—	462	$1,061

2005	Allowance for uncollectible reinsurance recoverables	$—	—	—	—	$—

	Allowance for uncollectible premiums receivable	$578	772	—	549	$801

2004	Allowance for uncollectible reinsurance recoverables	$—	—	—	—	$—

	Allowance for uncollectible premiums receivable	$659	(81)	—	—	$578

SCHEDULE VI
ALLEGHANY CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS
(in thousands)

		AT DECEMBER 31,				FOR THE YEAR ENDED DECEMBER 31,
				DISCOUNT,				CLAIMS
				IF ANY,				AND CLAIM
			RESERVES	DEDUCTED				ADJUSTMENT
			FOR	IN RESERVES				EXPENSES
			UNPAID	FOR UNPAID				INCURRED		AMORTIZATION
		DEFERRED	CLAIMS	CLAIMS				RELATED TO		OF DEFERRED	PAID CLAIMS
		POLICY	AND CLAIM	AND CLAIM	GROSS	NET	NET	(1)	(2)	POLICY	AND CLAIM	NET
		ACQUISITION	ADJUSTMENT	ADJUSTMENT	UNEARNED	EARNED	INVESTMENT	CURRENT	PRIOR	ACQUISITION	ADJUSTMENT	PREMIUMS
		COSTS	EXPENSES	EXPENSES	PREMIUMS	PREMIUMS	INCOME	YEAR	YEAR	COSTS(1)	EXPENSES	WRITTEN

2006	Property and Casualty	$80,018	$2,304,644	$0	$886,539	$1,010,129	$123,522	$510,914	$(11,960)	$141,960	$243,900	$1,073,167

2005	Property and Casualty	$62,161	$2,581,041	$0	$812,982	$849,653	$67,330	$755,180	$(7,213)	$132,132	$349,083	$883,483

2004	Property and Casualty	$56,165	$1,232,337	$0	$751,131	$805,417	$39,817	$547,868	$(7,299)	$101,366	$175,611	$857,195

(1)	2005 and 2004 amounts shown for amortized deferred policy acquisition costs have been adjusted to correct an immaterial reporting error with respect to such costs in 2005 and 2004. The adjustments did not have any effect on Alleghany’s results of operations, cash flows or financial position for such years.

INDEX TO EXHIBITS

Exhibit
Number	Description

1.01	Purchase Agreement, dated June 19, 2006, by and between Alleghany and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 1.1 to Alleghany’s Current Report on Form 8-K filed on June 23, 2006, is incorporated herein by reference.

3.01	Restated Certificate of Incorporation of Alleghany, as amended by Amendment accepted and received for filing by the Secretary of State of the State of Delaware on June 23, 1988, filed as Exhibit 3.1 to Alleghany’s Registration Statement on Form S-3 (No. 333-134996) filed on June 14, 2006, is incorporated herein by reference.

3.02	By-laws of Alleghany, as amended December 19, 2006, filed as Exhibit 3.2 to Alleghany’s Current Report on Form 8-K filed on December 22, 2006, is incorporated herein by reference.

3.03	Certificate of Designations, Preferences and Rights of 5.75% Mandatory Convertible Preferred Stock of Alleghany, filed as Exhibit 3.3 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.

4.01	Specimen certificates representing shares of common stock, par value $1.00 per share, of Alleghany, filed as Exhibit 4.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, is incorporated herein by reference.

*10.01	Alleghany Management Incentive Plan, filed as Exhibit 10.01 to Alleghany’s Current Report on Form 8-K filed on April 28, 2005, is incorporated herein by reference.

*10.02	Alleghany Officers and Directors Deferred Compensation Plan, effective as of January 1, 2002.

*10.03	Alleghany 2002 Long Term Incentive Plan, adopted and effective April 26, 2002, filed as Exhibit A to Alleghany’s Proxy Statement, filed in connection with its Annual Meeting of Stockholders held on April 26, 2002, is incorporated herein by reference.

*10.04	Alleghany Retirement Plan, amended and restated as of December 19, 2006, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on December 22, 2006, is incorporated herein by reference.

*10.05	Alleghany Retirement COLA Plan dated and effective as of January 1, 1992, as adopted on March 17, 1992, filed as Exhibit 10.1 to Alleghany’s Registration Statement on Form S-3 (No. 333-134996) filed on June 14, 2006, is incorporated herein by reference.

*	Compensatory plan or arrangement.

Exhibit
Number	Description

*10.06	Description of Alleghany Group Long Term Disability Plan effective as of July 1, 1995, filed as Exhibit 10.10 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

*10.07(a)	Alleghany Amended and Restated Directors’ Stock Option Plan effective as of April 20, 1993, filed as Exhibit 10.3 to Alleghany’s Registration Statement on Form S-3 (No. 333-134996) filed on June 14, 2006, is incorporated herein by reference.

*10.07(b)	Alleghany 2000 Directors’ Stock Option Plan effective April 28, 2000, filed as Exhibit A to Alleghany’s Proxy Statement, filed in connection with its Annual Meeting of Stockholders held on April 28, 2000, is incorporated herein by reference.

*10.08	Alleghany Directors’ Equity Compensation Plan, effective as of January 16, 1995, filed as Exhibit 10.11 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

*10.9	Alleghany Non Employee Directors’ Retirement Plan, as amended, effective December 19, 2006, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on December 22, 2006, is incorporated herein by reference.

*10.10(a)	Alleghany 2005 Directors’ Stock Plan, filed as Exhibit 10.01 to Alleghany’s Current Report on Form 8-K filed on April 28, 2005, is incorporated herein by reference.

*10.10(b)	Form of Option Agreement under the Alleghany 2005 Directors’ Stock Plan, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

*10.11(a)	Employment Agreement, dated October 7, 2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

*10.11(b)	Restricted Stock Award Agreement, dated October 7, 2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

*10.11(c)	Restricted Stock Unit Matching Grant Agreement, dated October 7, 2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

*10.11(d)	Restricted Stock Award Agreement, dated December 31, 2004, between Alleghany and Weston M. Hicks, filed as Exhibit 10.11(d) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

*	Compensatory plan or arrangement.

Exhibit
Number	Description

*10.12	Restricted Stock Award Agreement, dated as of December 21, 2004 between Alleghany and Roger B. Gorham, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 21, 2005, is incorporated herein by reference.

10.13(a)	Credit Agreement, dated as of October 23, 2006, among Alleghany, the banks which are signatories thereto, Wachovia Bank, National Association as administrative agent for the banks (the “Credit Agreement”), filed as Exhibit 10.1(a) to Alleghany’s Current Report on Form 8-K filed on October 25, 2006, is incorporated herein by reference.

10.13(b)	List of Contents of Exhibits and Schedules to the Credit Agreement, filed as Exhibit 10.1(b) to Alleghany’s Current Report on Form 8-K filed October 25, 2006, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.14(a)	Intercreditor and Collateral Agency Agreement dated as of October 20, 1997 among The Chase Manhattan Bank, Barclays Bank PLC and Alleghany Funding Corporation, filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

10.14(b)	Master Agreement dated as of October 20, 1997 between Barclays Bank PLC and Alleghany Funding Corporation, and related Amended Confirmation dated October 24, 1997 between Barclays Bank PLC and Alleghany Funding Corporation, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, are incorporated herein by reference.

10.14(c)	Indenture dated as of October 20, 1997 between Alleghany Funding Corporation and The Chase Manhattan Bank, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

10.15(a)	Asset Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville Sales Corporation (the “Celite Asset Purchase Agreement”), filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.

10.15(b)	List of Contents of Exhibits and Schedules to the Celite Asset Purchase Agreement, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.15(c)	Amendment No. 1 dated as of July 31, 1991 to the Celite Asset Purchase Agreement, filed as Exhibit 10.3 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.

*	Compensatory plan or arrangement.

Exhibit
Number	Description

10.15(d)	Amendment No. 2 dated as of May 11, 2006 to the Celite Asset Purchase Agreement, filed as Exhibit 10.4 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.

10.16(a)	Stock Purchase Agreement dated as of December 30, 1999 by and between Alleghany and Swiss Re America Holding Corporation, filed as Exhibit 99.1 to Alleghany’s Current Report on Form 8-K filed on January 3, 2000, is incorporated herein by reference.

10.16(b)	Closing Agreement, dated May 10, 2000, by and between Swiss Re America Holding Corporation and Alleghany, filed as Exhibit 99.2 to Alleghany’s Current Report on Form 8-K dated May 25, 2000, is incorporated herein by reference.

10.17	Agreement, effective as of December 20, 2000, by and among Alleghany, Underwriters Reinsurance Company and London Life and Casualty Reinsurance Corporation, filed as Exhibit 10.23 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.18(a)	Acquisition Agreement, dated as of June 6, 2003, by and between Royal Group, Inc. and AIHL (the “Resurgens Specialty Acquisition Agreement”), filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.18(b)	List of Contents of Exhibits and Schedules to the Resurgens Specialty Acquisition Agreement, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.19(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and RIC (the “Royal Indemnity Company Quota Share Reinsurance Agreement”), filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.19(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company Quota Share Reinsurance Agreement, filed as Exhibit 10.5 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.20(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal Surplus Lines Insurance Company and RIC (the “Royal Surplus Lines Insurance Company Quota Share Reinsurance Agreement”), filed as Exhibit 10.6 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

Exhibit
Number	Description

10.20(b)	List of Contents of Exhibits and Schedules to the Royal Surplus Lines Insurance Company Quota Share Reinsurance Agreement, filed as Exhibit 10.7 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.21(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Landmark and RIC (the “Landmark Quota Share Reinsurance Agreement”), filed as Exhibit 10.8 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.21(b)	List of Contents of Exhibits and Schedules to the Landmark Quota Share Reinsurance Agreement, filed as Exhibit 10.9 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.22(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Indemnity Company, Resurgens Specialty and RIC (the “Royal Indemnity Company Administrative Services Agreement”), filed as Exhibit 10.10 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.22(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company Administrative Services Agreement, filed as Exhibit 10.11 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.23(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Surplus Lines Insurance Company, Resurgens Specialty and RIC (the “Royal Surplus Lines Insurance Company Administrative Services Agreement”), filed as Exhibit 10.12 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.23(b)	List of Contents of Exhibits and Schedules to the Royal Surplus Lines Insurance Company Administrative Services Agreement, filed as Exhibit 10.13 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.24(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Insurance Company of America, Resurgens Specialty and RIC (the “Royal Insurance Company of America Administrative Services Agreement”), filed as Exhibit 10.14 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

Exhibit
Number	Description

10.24(b)	List of Contents of Exhibits and Schedules to the Royal Insurance Company of America Administrative Services Agreement, filed as Exhibit 10.15 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.25(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Landmark, Resurgens Specialty and RIC (the “Landmark Administrative Services Agreement”), filed as Exhibit 10.16 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.25(b)	List of Contents of Exhibits and Schedules to the Landmark Administrative Services Agreement, filed as Exhibit 10.17 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.26(a)	Trust Agreement, dated as of July 1, 2003, by and among Royal Indemnity Company, Royal Surplus Lines Insurance Company, Landmark, RIC and LaSalle Bank National Association, as Trustee (the “Trust Agreement”), filed as Exhibit 10.18 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.26(b)	Amendment, dated as of September 2, 2003, amending the Trust Agreement, filed as Exhibit 10.7 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.27(a)	Assignment of Net Premium Receivables, dated as of July 1, 2003, by and between LaSalle Bank National Association and Royal Indemnity Company, Royal Surplus Lines Insurance Company and Landmark (“Assignment of Receivables”), filed as Exhibit 10.19 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.27(b)	Amendment, dated as of September 2, 2003, amending the Assignment of Receivables, filed as Exhibit 10.8 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.28(a)	Assignment of Reinsurance Recoverables, dated as of July 1, 2003, by and among RIC, LaSalle Bank National Association and Royal Indemnity Company, Royal Surplus Lines Insurance Company and Landmark (“Assignment of Recoverables”), filed as Exhibit 10.20 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.28(b)	Amendment, dated as of September 2, 2003, amending the Assignment of Reinsurance Recoverables, filed as Exhibit 10.9 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

Exhibit
Number	Description

10.29	Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Royal Indemnity Company Administrative Services Agreement), filed as Exhibit 10.21 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.30	Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Royal Surplus Lines Insurance Company Administrative Services Agreement), filed as Exhibit 10.22 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.31	Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Royal Insurance Company of America Administrative Services Agreement), filed as Exhibit 10.23 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.32	Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Landmark Administrative Services Agreement), filed as Exhibit 10.24 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.33(a)	Renewal Rights Agreement, dated as of July 1, 2003, by and among Landmark, Royal Indemnity Company, Royal Surplus Lines Insurance Company, Royal Insurance Company of America and AIHL (the “Renewal Rights Agreement”), filed as Exhibit 10.28 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.33(b)	List of Contents of Exhibits to the Renewal Rights Agreement, filed as Exhibit 10.29 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.34(a)	Managing General Agency Agreement, dated as of July 1, 2003, by and among Resurgens Specialty, as Managing General Agent, Royal Indemnity Company, Royal Surplus Lines Insurance Company, Royal Insurance Company of America and Landmark (the “Managing General Agency Agreement”), filed as Exhibit 10.34 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.34(b)	List of Contents of Exhibits to the Managing General Agency Agreement, filed as Exhibit 10.35 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

Exhibit
Number	Description

10.35(a)	Stock Purchase Agreement, dated as of July 1, 2003, by and between AIHL and Royal Group, Inc. (the “RSA Surplus Lines Insurance Services, Inc. Stock Purchase Agreement”), filed as Exhibit 10.36 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.35(b)	List of Contents of Exhibits and Schedules to the RSA Surplus Lines Insurance Services, Inc. Stock Purchase Agreement, filed as Exhibit 10.37 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.36	Assignment and Assumption of Liabilities Agreement, dated as of July 1, 2003, by and between RSA Surplus Lines Insurance Services, Inc. and Royal Indemnity Company, filed as Exhibit 10.38 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.37(a)	Stock Purchase Agreement, dated as of June 6, 2003, by and between AIHL and Guaranty National Insurance Company (the “Landmark Stock Purchase Agreement”), filed as Exhibit 10.42 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.37(b)	List of Contents of Exhibits and Schedules to the Landmark Stock Purchase Agreement, filed as Exhibit 10.43 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.38(a)	Stock Purchase Agreement, dated as of June 12, 2003, by and between Swiss Re America Holding Corporation and RSUI (the “RIC Stock Purchase Agreement”), filed as Exhibit 10.44 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.38(b)	List of Contents of Exhibits and Schedules to the RIC Stock Purchase Agreement, filed as Exhibit 10.45 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.39(a)	RIC (Landmark) Quota Share Reinsurance Agreement, dated as of September 2, 2003, by and between Landmark and Royal Indemnity Company (the “Royal Indemnity Company (Landmark) Quota Share Reinsurance Agreement”), filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

Exhibit
Number	Description

10.39(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company (Landmark) Quota Share Reinsurance Agreement, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.40(a)	RIC (Landmark) Administrative Services Agreement, dated as of September 2, 2003, by and between Royal Indemnity Company and Landmark (the “Royal Indemnity Company (Landmark) Administrative Services Agreement”), filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.40(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company (Landmark) Administrative Services Agreement, filed as Exhibit 10.5 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.41	Assumption of Liabilities Agreement, dated as of September 2, 2003, by and between Landmark and Royal Indemnity Company, filed as Exhibit 10.6 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.42(a)	Stock Purchase Agreement, dated as of January 30, 2004, by and among AIHL, Aegis Holding Inc. and Associated Electric & Gas Insurance Services Limited Landmark and Royal Indemnity Company (“Aegis Stock Purchase Agreement”), filed as Exhibit 10.65 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by reference.

10.42(b)	List of Contents of Exhibits and Schedules to the Aegis Stock Purchase Agreement, filed as Exhibit 10.66 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.43	Closing Agreement, dated May 3, 2004, by and among Darwin Group, Inc., Aegis Holding Inc. and Associated Electric & Gas Insurance Services Limited, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.44	Trust Agreement, dated as of June 10, 2004, by and among Royal Indemnity Company, Royal Surplus Lines Insurance Company, RSUI Indemnity Company and The Bank of New York, as Trustee, filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference.

Exhibit
Number	Description

10.45	Assignment of Net Premium Receivables, dated as of June 10, 2004, by and among The Bank of New York, Royal Indemnity Company and Royal Surplus Lines Insurance Company, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference.

10.46	Assignment of Reinsurance Recoverables, dated as of June 10, 2004, by and among RSUI Indemnity Company, The Bank of New York, Royal Indemnity Company and Royal Surplus Lines Insurance Company, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference.

10.47(a)	Agreement and Plan of Merger, dated as of December 23, 2004, among HTI Acquisition LLC, Heads & Threads and Alleghany (the “Heads & Threads Merger Agreement”), filed as Exhibit 10.67(a) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

10.47(b)	List of Contents of Exhibits and Schedules to the Heads & Threads Merger Agreement, filed as Exhibit 10.67(b) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2004 is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.48(a)	Stock Purchase Agreement, dated as of January 31, 2005, by and among Darwin National Assurance Company and Ulico Casualty Company (“Ulico Stock Purchase Agreement”), filed as Exhibit 10.68(a) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

10.48(b)	List of Contents of Exhibits and Schedules to the Ulico Stock Purchase Agreement, filed as Exhibit 10.68(b) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.49(a)	Stock Purchase Agreement, dated as of May 19, 2005, by and among Imerys USA, Inc., Imerys, S.A. and Alleghany (the “Imerys Stock Purchase Agreement”), filed as Exhibit 10.1(a) to Alleghany’s Current Report on Form 8-K filed on May 23, 2005, is incorporated herein by reference.

10.49(b)	List of Contents of Exhibits and Schedules to the Imerys Stock Purchase Agreement, filed as Exhibit 10.1(b) to Alleghany’s Current Report on Form 8-K filed on May 23, 2005, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

Exhibit
Number	Description

10.50	Registration Rights Agreement dated as of May 18, 2006 by and between Darwin and AIHL, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on May 23, 2006, is incorporated herein by reference.

10.51	Master Agreement dated as of May 18, 2006 by and between Darwin and Alleghany, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on May 23, 2006, is incorporated herein by reference.

21	List of subsidiaries of Alleghany.

23	Consent of KPMG LLP, independent registered public accounting firm, to the incorporation by reference of its reports relating to the financial statements, the related schedules of Alleghany and subsidiaries and its attestation report.

31.1	Certification of the Chief Executive Officer of Alleghany pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Alleghany pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Alleghany pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Annual Report on Form 10-K.

32.2	Certification of the Chief Financial Officer of Alleghany pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Annual Report on Form 10-K.