Form 10-Q
period 2007-03-31
ALLEGHANY CORP /DE
filed 2007-05-07
CIK 775368

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD ENDING
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

YES ☑           NO☐
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
8,148,689 SHARES AS OF APRIL 27, 2007

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
MARCH 31, 2007 AND 2006
(dollars in thousands, except share and per share amounts)
(unaudited)

	2007	2006

Revenues
Net premiums earned	$271,571	$230,582
Net investment income	45,169	29,313
Realized capital gains	50,141	6,983
Other income	8,725	1,937

Total revenues	375,606	268,815

Costs and expenses
Loss and loss adjustment expenses	122,604	122,530
Commissions, brokerage and other underwriting expenses	71,278	57,385
Other operating expenses	13,166	10,829
Corporate administration	8,004	8,423
Interest expense	723	1,101

Total costs and expenses	215,775	200,268

Earnings before income taxes and minority interest	159,831	68,547

Income taxes	51,056	9,341

Earnings before minority interest	108,775	59,206

Minority interest, net of tax	2,357	0

Net earnings	$106,418	$59,206

Changes in other comprehensive income
Change in unrealized gains, net of deferred taxes	$27,273	$42,558
Less: reclassification for gains realized in net earnings, net of taxes	(32,592)	(4,539)
Other	13	444

Comprehensive income	$101,112	$97,669

Net earnings	$106,418	$59,206
Preferred dividends	4,306	0

Net earnings available to common stockholders	$102,112	$59,206

Basic earnings per share of common stock *	$12.57	$7.23

Diluted earnings per share of common stock *	$11.90	$7.21

Dividends per share of common stock	*	*

Average number of outstanding shares of common stock **	8,126,281	8,193,541

*	Adjusted to reflect the common stock dividend declared in February 2007.

**	In February 2007 and 2006, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	March 31,
	2007	December 31,
	(unaudited)	2006

Assets
Investments
Available for sale securities at fair value:
Equity securities (cost: 2007 $480,839; 2006 $436,203)	$903,629	$872,900
Debt securities (cost: 2007 $2,820,772; 2006 $2,628,971)	2,819,257	2,622,307
Short-term investments	426,204	438,567

	4,149,090	3,933,774
Other invested assets	164,862	123,651

Total investments	4,313,952	4,057,425

Cash	33,260	68,332
Notes receivable	0	91,536
Premium balances receivable	210,302	222,958
Reinsurance recoverables	1,008,767	1,067,926
Ceded unearned premium reserves	306,132	324,988
Deferred acquisition costs	81,702	80,018
Property and equipment at cost, net of accumulated depreciation and amortization	18,038	18,404
Goodwill and other intangibles, net of amortization	157,972	159,772
Other assets	80,930	87,381

	$6,211,055	$6,178,740

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$2,308,082	$2,304,644
Unearned premiums	851,979	886,539
Reinsurance payable	99,853	114,454
Net deferred tax liabilities	32,899	62,937
Subsidiaries’ debt	0	80,000
Current taxes payable	104,904	29,499
Minority interest	80,232	77,875
Other liabilities	221,321	199,546

Total liabilities	3,699,270	3,755,494

Preferred stock (shares authorized: 2007 and 2006 - 1,132,000; issued and outstanding 2007 - 1,131,880; 2006 - 1,132,000)	299,495	299,527

Common stock (shares authorized: 2007 and 2006 - 22,000,000; issued and outstanding 2007 - 8,145,532; 2006 - 8,118,479)	7,986	7,959
Contributed capital	618,953	627,215
Accumulated other comprehensive income	270,564	275,871
Retained earnings	1,314,787	1,212,674

Total stockholders’ equity	2,511,785	2,423,246

	$6,211,055	$6,178,740

Shares of Common Stock Outstanding *	8,145,532	8,118,479

*	Adjusted to reflect the common stock dividend declared in February 2007.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
MARCH 31, 2007 AND 2006
(dollars in thousands)
(unaudited)

	2007	2006

Cash flows from operating activities
Net earnings	$106,418	$59,206
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,269	2,329
Net realized capital (gains) losses	(50,141)	(6,983)
(Increase) decrease in other assets	495	(4,926)
(Increase) decrease in reinsurance receivable, net of reinsurance payable	44,558	79,740
(Increase) decrease in premium balances receivable	12,656	16,101
(Increase) decrease in ceded unearned premium reserves	18,856	16,191
(Increase) decrease in deferred acquisition costs	(1,684)	(4,383)
Increase (decrease) in other liabilities and current taxes	39,957	33,012
Increase (decrease) in unearned premiums	(34,560)	(5,110)
Increase (decrease) in losses and loss adjustment expenses	3,438	(99,116)

Net adjustments	35,844	26,855

Net cash provided by operating activities	142,262	86,061

Cash flows from investing activities
Purchase of investments	(319,724)	(462,117)
Sales of investments	76,091	165,738
Maturities of investments	55,664	122,503
Purchases of property and equipment	(1,005)	(781)
Net change in short-term investments	15,594	113,190
Acquisition of insurance companies, net of cash acquired	0	(215)
Other, net	(14,467)	(3,742)

Net cash (used in) provided by investing activities	(187,847)	(65,424)

Cash flows from financing activities
Treasury stock acquisitions	0	(39,186)
Principal payments on long-term debt	(80,000)	0
Decrease in notes receivable	91,535	0
Convertible preferred stock dividends paid	(4,306)	0
Tax benefit on stock options exercised	1,062	163
Other, net	2,222	401

Net cash provided by (used in) financing activities	10,513	(38,622)

Net (decrease) increase in cash	(35,072)	(17,985)
Cash at beginning of period	68,332	47,457

Cash at end of period	$33,260	$29,472

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$506	$890
Income taxes paid (refunds received)	$1,390	($40,659)
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
Alleghany Corporation and Subsidiaries
1. Principles of Financial Statement Presentation
This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”) of Alleghany Corporation (“Alleghany”).
The information in this report is unaudited, but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.
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
Certain prior year amounts have been reclassified to conform to the 2007 presentation.
2. Earnings Per Share of Common Stock
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2007 and 2006 (in thousands, except share amounts):

	2007	2006

Net earnings	$106,418	$59,206
Preferred dividends	4,306	—

Income available to common stockholders for basic earnings per share	102,112	59,206
Preferred dividends	4,306	—
Effect of other dilutive securities	68	49

Income available to common stockholders for diluted earnings per share	$106,486	$59,255

Weighted average shares outstanding applicable to basic earnings per share	8,126,281	8,193,541
Preferred stock	784,124	—
Effect of other dilutive securities	39,666	28,485

Adjusted weighted average shares outstanding applicable to diluted earnings per share	8,950,071	8,222,026

Contingently issuable shares of 58,098 and 89,242 were potentially available during 2007 and 2006, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

Earnings per share by quarter may not equal the amount for the full year due to rounding.
3. Commitments and Contingencies
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
(c) Asbestos and Environmental Exposure
The reserves for unpaid losses and loss adjustment expenses of Alleghany Insurance Holdings LLC (“AIHL”) include $23.6 million and $23.5 million of gross and net reserves at March 31, 2007, respectively, and $23.8 and $23.7 million of gross and net reserves at December 31, 2006, respectively, for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of Capitol Transamerica Corporation (“CATA”) between 1969 and 1976. This subsidiary exited this business in 1976. Although Alleghany is unable at this time to determine whether additional reserves, which could have a material impact upon its results of operations, may be necessary in the future, Alleghany believes that CATA’s asbestos and environmental reserves are adequate at March 31, 2007. Additional information concerning CATA’s asbestos and environmental exposure can be found in Note 13 to the Consolidated Financial Statements contained in the 2006 10-K.
(d) Indemnification Obligations
On July 14, 2005, Alleghany completed the sale of its world-wide industrial minerals business, World Minerals, Inc. (“World Minerals”), to Imerys USA, Inc. (the “Purchaser”), a wholly-owned subsidiary of Imerys, S.A., pursuant to a Stock Purchase Agreement, dated as of May 19, 2005, by and among the Purchaser, Imerys, S.A. and Alleghany (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Alleghany undertook certain indemnification obligations, including a general indemnification for breaches of representations and warranties set forth in the Stock Purchase Agreement (the “Contract Indemnification”) and a special indemnification (the “Products Liability Indemnification”) related to products liability claims arising from events that occurred during pre-closing periods, including the period of Alleghany ownership (the “Alleghany Period”).
The representations and warranties to which the Contract Indemnification applies survive for a two-year period (with the exception of certain representations and warranties such as those related to environmental, real estate and tax matters, which survive for periods longer than two years) and generally, except for tax and certain other matters, apply only to aggregate losses in excess of $2.5 million, up to a maximum of approximately $123.0 million. The Stock Purchase Agreement provides that Alleghany has no responsibility for products liability claims arising in respect of events occurring after the closing, and that any products liability claims involving both pre-closing and post-closing periods will be apportioned on an equitable basis. Additional information concerning the Contract Indemnification and Products Liability Indemnification can be found in Note 13 to the Consolidated Financial Statements contained in the 2006 10-K.

Based on Alleghany’s experience to date and other analyses, Alleghany established a $600,000 reserve in connection with the Products Liability Indemnification for the Alleghany Period. The reserve was $499,000 at March 31, 2007.
(e) Equity Holdings Concentration
At March 31, 2007, Alleghany had a concentration of market risk in its available-for-sale equity securities portfolio of common stock of Burlington Northern Santa Fe Corporation (“Burlington Northern”), a railroad holding company, amounting to $402.2 million. During the first quarter of 2007, Alleghany sold approximately 809 thousand shares of Burlington Northern common stock for approximately $65.7 million of proceeds, resulting in an after-tax gain of approximately $36.3 million in the 2007 first quarter.
At March 31, 2007, Alleghany also had a concentration of market risk in its available-for-sale equity securities portfolio with respect to the common stock of certain energy sector companies amounting to $281.5 million.
4. Segment of Business
Information related to Alleghany’s reportable segment is shown in the table below. Property and casualty insurance and surety operations are conducted by AIHL through its insurance operating units RSUI Group, Inc. (“RSUI”), CATA, and Darwin Professional Underwriters, Inc. (“Darwin”). In addition, AIHL Re LLC (“AIHL Re”), established in June 2006, is a wholly-owned subsidiary of AIHL that is available to provide reinsurance to Alleghany group operating units and affiliates. Alleghany’s reportable segment is reported in a manner consistent with the way management evaluates the businesses. As such, insurance underwriting activities are evaluated separately from investment activities. Net realized capital gains are not considered relevant in evaluating investment performance on an annual basis. Segment accounting policies are the same as those described in Note 1 to the Consolidated Financial Statements in the 2006 10-K.
The primary components of “corporate activities” are Alleghany Properties Holdings LLC (“Alleghany Properties”), AIHL’s investment in Homesite Group Incorporated (“Homesite”), corporate investment, and other activities at the parent level, including strategic equity investments which are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies.

	For the three months
	ended March 31,
(in millions)	2007	2006

Revenues:
AIHL insurance group:
Net premiums earned
RSUI	$166.6	$162.1
CATA	47.3	41.2
Darwin	40.0	27.3
AIHL Re	17.7	—

	271.6	230.6

Net investment income	40.0	24.9
Net realized capital (losses) gains	(5.8)	4.6
Other income	0.1	0.8

Total insurance group	305.9	260.9

Corporate activities:
Net investment income (1)	5.2	4.4
Net realized capital gains	55.9 (2)	2.4
Other income	8.6	1.1

Total	$375.6	$268.8

Earnings before income taxes and minority interest:
AIHL insurance group:
Underwriting profit (3)
RSUI	$50.3	$46.6
CATA	7.0	3.3
Darwin	2.8	0.8
AIHL Re	17.6	—

	77.7	50.7

Net investment income	40.0	24.9
Net realized capital (losses) gains	(5.8)	4.6
Other income, less other expenses	(12.0)	(9.4)

Total insurance group	99.9	70.8

Corporate activities:
Net investment income (1)	5.2	4.4
Net realized capital gains	55.9 (2)	2.4
Other income	8.6	1.1
Corporate administration and other expenses	9.1	9.1
Interest expense	0.7	1.1

Total	$159.8	$68.5

(1)	Includes $2.9 million of Alleghany’s equity in earnings of Homesite, net of purchase accounting adjustments (See Note 16 to the Consolidated Financial Statements in the 2006 10-K).

(2)	Reflects net realized capital gains from the sale of approximately 809,000 shares of Burlington Northern common stock in the 2007 first quarter.

(3)	Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or net realized capital gains. Underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses directly attributable to underwriting activities, whereas the remainder constitutes “other expenses.”
5. Income Taxes
Net earnings for the first three months of 2006 include a tax benefit of $10.8 million resulting from the release in the first quarter of 2006 of a valuation allowance Alleghany held with respect to a portion of its deferred tax assets relating to unused foreign tax credits. The unused foreign tax credits arose from Alleghany’s ownership of World Minerals prior to its sale in July 2005. Primarily as a result of the release, Alleghany’s effective tax rate on earnings before taxes and minority interest was 13.6 percent for the 2006 first quarter, compared with 31.9 percent for the 2007 first quarter.
Alleghany’s 2003 and forward income tax returns remain open to examination.
6. Reinsurance
As discussed in the 2006 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2007. RSUI has placed substantially all of its catastrophe reinsurance program for the 2007-2008 period. Under the new program, RSUI’s catastrophe reinsurance program covers $400.0 million of losses, before co-participation by RSUI, in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers, compared with coverage for $675.0 million of losses, before co-participation by RSUI, in excess of a $75.0 million net retention under the expired program. In addition, RSUI’s property per risk reinsurance program for the 2007-2008 period provides RSUI with reinsurance for $90.0 million of losses in excess of $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance, which is substantially similar to the expired program.
As discussed in the 2006 10-K, RSUI reinsures its other lines of business through quota share treaties. RSUI’s Professional Liability quota share reinsurance treaty, which expired on April 1, 2007, provided reinsurance for policies with limits up to $10.0 million, with RSUI ceding 25 percent of the premiums and losses for policies with limits up to $1.0 million, and 50 percent of the premiums and losses on policies with limits greater than $1.0 million up to $10.0 million. This treaty was not renewed by RSUI, as management decided to retain all of this business.
AIHL Re was formed in June 2006 as a captive reinsurance subsidiary of AIHL to provide catastrophe reinsurance coverage for RSUI. AIHL Re and RSUI entered into a reinsurance agreement, effective July 1, 2006, whereby AIHL Re, in exchange for market-based premiums, took that portion of RSUI’s catastrophe reinsurance program not covered by third party reinsurers. This reinsurance coverage expired on April 30, 2007, and AIHL Re is not participating in RSUI’s catastrophe reinsurance program for the 2007-2008 period. AIHL Re and Homesite entered into a reinsurance agreement, effective April 1, 2007, whereby AIHL Re, in exchange for an annual premium that is estimated will not be in excess of $2.0 million, provides $20.0 million of excess-of-loss reinsurance coverage to Homesite under its catastrophe reinsurance program . Homesite’s catastrophe exposure is concentrated in the Northeast region of the United States.
As discussed in the 2006 10-K, Darwin reinsures all of its lines of business through a program consisting of a variety of excess of loss treaties. In April 2007, Darwin substantially completed the renewal of its main reinsurance program. For Darwin’s medical lines of business, the new program provides coverage for $10.0 million of losses, before a 15 percent co-

participation by Darwin, in excess of $5.0 million of losses for non-publicly traded directors and officers (“D&O”) liability (other than Side-A only liability) and primary insurance agents errors and omissions (“E&O”) liability and for $5.0 million of losses for other non-medical lines, before a 15 percent co-participation by Darwin, in excess of $5.0 million of losses. The third layer provides coverage for $5.0 million of losses for Darwin’s Side-A only D&O liability, before a 10 percent co-participation by Darwin, in excess of $15.0 million of losses, and for $10.0 million of losses for Managed Care E&O liability, before a 10 percent co-participation by Darwin, in excess of $10.0 million of losses. As with its medical reinsurance program, premiums no longer vary depending on profitability as under the expired program, but ceding commissions may vary.
7. Debt and Notes Receivable
As of December 31, 2006, Alleghany Funding Corporation (“Alleghany Funding”) had outstanding notes payable of $80.0 million, which were secured by a $91.5 million installment note receivable. At the time of the debt issuance, Alleghany Funding also entered into a related interest rate swap agreement with a notional amount of $86.2 million for the purpose of matching interest expense with interest income. This swap was pay variable, receive variable, whereby Alleghany Funding paid a variable rate equal to the one-month commercial paper rate plus 0.0625 percent and received a variable rate equal to the three-month LIBOR rate plus 0.375 percent.
The notes payable, installment note receivable and swap matured on January 22, 2007, without gain or loss.
8. Recent Accounting Pronouncements
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
In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued. This Interpretation clarifies the accounting for income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Alleghany has adopted the provisions of this Interpretation as of January 1, 2007. The implementation did not have any impact on Alleghany’s results of operations and financial condition, and Alleghany did not have any unrecognized tax benefits as of January 1, 2007 or March 31, 2007.
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
At the September 2006 meeting, the Emerging Issues Task Force reached a consensus with respect to Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The Issue addresses split-dollar life insurance, which is defined as an arrangement in which the employer and an employee share the cash surrender value and/or death benefits of the insurance policy. Additional information regarding this Issue can be found in Note 1.p. to the Consolidated Financial Statements contained in the 2006 10-K. Alleghany will adopt this Issue in the first quarter of 2008, and does not anticipate that it will have any material impact on its results of operations and financial condition.
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
9. Subsequent Events
On April 27, 2007, AIHL entered into a definitive agreement to acquire Employers Direct Corporation (“EDC”) for a cash purchase price of approximately $195.0 million. The transaction is subject to certain closing conditions, including the receipt of all required regulatory approvals, and is expected to close in the third quarter of 2007.
EDC, which was founded in 2002, is an insurance holding company based in Agoura Hills, California that, through its wholly-owned subsidiary Employers Direct Insurance Company, writes workers’ compensation insurance on a direct basis in the State of California. For the year ended 2006, EDC had net premiums earned of approximately $139.5 million and net income of approximately $46.6 million. At December 31, 2006, EDC had total stockholders’ equity of approximately $131.7 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     References in Items 2, 3 and 4 of Part I, as well as in Part II, of this Form 10-Q to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. “AIHL” refers to our insurance holding company subsidiary Alleghany Insurance Holdings LLC. “RSUI” refers to our subsidiary RSUI Group, Inc. and its subsidiaries. “AIHL Re” refers to AIHL Re LLC. “CATA” refers to our subsidiary Capitol Transamerica Corporation and its subsidiaries and also includes the results and operations of Platte River Insurance Company unless the context otherwise requires. “Darwin” refers to Darwin Professional Underwriters, Inc. and its subsidiaries. Unless the context otherwise requires, references to AIHL include the operations of RSUI, CATA, Darwin and AIHL Re. “Alleghany Properties” refers to our subsidiary Alleghany Properties Holdings LLC and its subsidiaries.
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
•	significant weather-related or other natural or human-made catastrophes and disasters;

•	the cyclical nature of the property and casualty industry;

•	the long-tail and potentially volatile nature of certain casualty lines of business written by our insurance operating units;

•	the cost and availability of reinsurance;

•	exposure to terrorist acts;

•	the willingness and ability of our insurance operating units’ reinsurers to pay reinsurance recoverables owed to our insurance operating units;

•	changes in the ratings assigned to our insurance operating units;

•	claims development and the process of estimating reserves;

•	legal and regulatory changes;

•	the uncertain nature of damage theories and loss amounts;

•	increases in the levels of risk retention by our insurance operating units; and

•	adverse loss development for events insured by our insurance operating units in either the current year or in prior years.
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
Business Overview
     We are engaged, through AIHL and its subsidiaries RSUI, CATA and Darwin, in the property and casualty and surety insurance business. In addition, AIHL Re, a captive reinsurance subsidiary of AIHL, is available to provide reinsurance to Alleghany group operating units and affiliates. We also own and manage properties in the Sacramento, California region through our subsidiary Alleghany Properties and conduct corporate investment and other activities at the parent level, including the holding of strategic equity investments which are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies. On December 29, 2006, we acquired approximately 32.9 percent of the outstanding shares of common stock of Homesite Group Incorporated, or “Homesite,” a national, full-service, mono-line provider of homeowners insurance, for $120.0 million in cash, and this investment is reflected in our financial statements in other invested assets.
     The following discussion and analysis presents a review of our results for the three months ended March 31, 2007 and 2006. You should read this review in conjunction with the consolidated financial statements and other data presented in this Form 10-Q as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Risk Factors” contained in our Report on Form 10-K for the year ended December 31, 2006, or the “2006 10-K.” Our 2007 first quarter results are not indicative of operating results in future periods.
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
     Readers are encouraged to review our 2006 10-K for a more complete description of our critical accounting estimates.

Consolidated Results of Operations
     The following table summarizes our consolidated revenues, costs and expenses and earnings for the three months ended March 31, 2007 and 2006.

(in thousands)	2007	2006

Revenues
Net premiums earned	$271,571	$230,582
Net investment income	45,169	29,313
Net realized capital gains	50,141	6,983
Other income	8,725	1,937

Total revenues	375,606	268,815

Costs and expenses
Loss and loss adjustment expenses	122,604	122,530
Commissions, brokerage and other underwriting expenses	71,278	57,385
Other operating expenses	13,166	10,829
Corporate administration	8,004	8,423
Interest expense	723	1,101

Total costs and expenses	215,775	200,268

Earnings before income taxes and minority interest	159,831	68,547
Income taxes	51,056	9,341

Earnings before minority interest	108,775	59,206
Minority interest, net of tax	2,357	—

Net earnings	106,418	$59,506

Revenues:
AIHL	$305,909	$260,888
Corporate activities*	69,697	7,927

Earnings (loss) before income taxes and minority interest:
AIHL	$99,897	$70,859
Corporate activities*	59,934	(2,312)

*	Corporate activities consist of Alleghany Properties, Homesite and corporate activities at the parent level.
     Our earnings before income taxes and minority interest in the 2007 first quarter increased from the corresponding 2006 period, reflecting increases in net premiums earned, net investment income and other income, as well as substantially higher net realized capital gains. The increase in net premiums earned reflects growth at RSUI, CATA and Darwin, partially offset by increased commission, brokerage and other underwriting expenses related to such growth. The increase in net investment income primarily reflects strong underwriting cash flow, the reinvestment of net proceeds from our public offering of mandatory convertible preferred stock in June 2006, and receipt of net proceeds from the initial public offering of Darwin common stock in May 2006. The increase in other income reflects the sale of property by Alleghany Properties in the 2007 first quarter. The substantial increase in net realized capital gains reflects the sale by parent of 809 thousand shares of common stock of Burlington Northern Santa Fe Corporation, or “Burlington Northern,” for a net realized capital gain of $55.9 million.
     The effective tax rate on net earnings before income taxes and minority interest was 31.9 percent for the 2007 first quarter, compared with 13.6 percent for the corresponding 2006 period. The effective tax rate in the 2006 first quarter includes a tax benefit of $10.8 million resulting from the release of a valuation allowance we held with respect to a portion of our deferred tax assets related to unused foreign tax credits. The unused foreign tax credits arose from our ownership of World Minerals, Inc. prior to its sale in July 2005. Net earnings for 2006 include this $10.8 million tax benefit.

AIHL Operating Unit Pre-Tax Results

(in millions)	RSUI	AIHL Re	CATA	Darwin	AIHL
Three months ended March 31, 2007

Gross premiums written	$288.9	—	$52.7	$74.3	$415.9
Net premiums written	$156.4	—	$50.6	$48.9	$255.9

Net premiums earned (1)	$166.6	$17.7	$47.3	$40.0	$271.6
Loss and loss adjustment expenses	76.4	—	20.7	25.5	122.6
Underwriting expenses (2)	39.9	0.1	19.6	11.7	71.3

Underwriting profit (3)	$50.3	$17.6	$7.0	$2.8	$77.7

Net investment income (1)					40.0
Net realized capital losses (1)					(5.8)
Other income (1)					0.1
Other expenses (2)					(12.1)

Earnings before income taxes and minority interest					$99.9

Loss ratio (4)	45.9%	—	43.8%	63.7%	45.1%
Expense ratio (5)	24.0%	0.3%	41.5%	29.1%	26.2%

Combined ratio (6)	69.9%	0.3%	85.3%	92.8%	71.3%

Three months ended March 31, 2006

Gross premiums written	$295.5	—	$44.3	$59.9	$399.7
Net premiums written	162.7	—	42.2	36.8	241.7

Net premiums earned (1)	$162.1	—	$41.2	$27.3	$230.6
Loss and loss adjustment expenses	83.7	—	19.6	19.2	122.5
Underwriting expenses (2)	31.8	—	18.3	7.3	57.4

Underwriting profit (3)	$46.6	—	$3.3	$0.8	$50.7

Net investment income (1)					24.9
Net realized capital gains (1)					4.6
Other income (1)					0.8
Other expenses (2)					(10.2)

Earnings before income taxes and minority interest					$70.8

Loss ratio (4)	51.7%	—	47.5%	70.6%	53.1%
Expense ratio (5)	19.6%	—	44.5%	26.5%	24.9%
Combined ratio (6)	71.3%	—	92.0%	97.1%	78.0%

(1)	Represent components of total revenues.

(2)	Underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses directly attributable to underwriting activities, whereas the remainder constitutes other expenses.

(3)	Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or net realized capital gains. Underwriting profit does not replace net income determined in accordance with GAAP as a measure of profitability; rather, we believe that underwriting profit, which does not include net investment income and other income or net realized capital gains, enhances the understanding of AIHL’s insurance operating units’ operating results by highlighting net income attributable to their underwriting performance. With the addition of net investment income and other income and net realized capital gains, reported pre-tax net income (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting profit as an important measure in the overall evaluation of performance.

(4)	Loss and loss adjustment expenses divided by net premiums earned, all as determined in accordance with GAAP.

(5)	Underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.

(6)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on losses (including loss adjustment expenses) and underwriting expenses.
     Discussion of individual AIHL operating unit results follows, and AIHL investment results are discussed below under “Investments.”

RSUI
     The decrease in gross premiums written in the 2007 first quarter from the corresponding 2006 period primarily reflects increased competition and rate pressures in RSUI’s general liability, umbrella and property lines of business. RSUI’s net premiums earned in the 2007 first quarter increased from the corresponding 2006 period as a result of property and casualty premiums written during 2006 being earned in the 2007 first quarter. In addition, 2007 first quarter net premiums earned were higher compared with the corresponding 2006 period as a result of catastrophe reinsurance reinstatement premiums related to Hurricane Katrina which RSUI incurred during the 2006 first quarter. The decrease in loss and loss adjustment expenses in the 2007 first quarter from the corresponding 2006 period reflects lower property losses in the 2007 period, while the increase in underwriting expenses in the first quarter of 2007 from the corresponding 2006 period reflects higher salary and benefit expenses and lower ceding commissions on RSUI’s property surplus share reinsurance arrangements, which caused commission expenses incurred to increase. RSUI’s underwriting profit for the 2007 first quarter increased from the corresponding 2006 period, primarily reflecting an increase in net premiums earned and lower property losses incurred, partially offset by higher underwriting expenses. Rates at RSUI in the 2007 first quarter as compared with the 2006 first quarter reflect overall industry trends, with marginally decreased rates in all of RSUI’s lines of business due to increased competition, particularly for the general liability and umbrella lines of business.
     As discussed in the 2006 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2007. RSUI has placed substantially all of its catastrophe reinsurance program for the 2007-2008 period. Under the new program, RSUI’s catastrophe reinsurance program covers $400.0 million of losses, before co-participation by RSUI, in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers, compared with coverage for $675.0 million of losses, before co-participation by RSUI, in excess of a $75.0 million net retention under the expired program. In addition, RSUI’s property per risk reinsurance program for the 2007-2008 period provides RSUI with reinsurance for $90.0 million of losses in excess of $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance, which is substantially similar to the expired program.
     RSUI reinsures its other lines of business through quota share treaties. RSUI’s Professional Liability quota share reinsurance treaty, which expired on April 1, 2007, provided reinsurance for policies with limits up to $10.0 million, with RSUI ceding 25 percent of the premiums and losses for policies with limits up to $1.0 million, and 50 percent of the premiums and losses on policies with limits greater than $1.0 million up to $10.0 million. This treaty was not renewed by RSUI, as management decided to retain all of this business.
AIHL Re
     AIHL Re was formed in June 2006 as a captive reinsurance subsidiary of AIHL to provide catastrophe reinsurance coverage for RSUI. AIHL Re and RSUI entered into a reinsurance agreement, effective July 1, 2006, whereby AIHL Re, in exchange for market-based premiums, took that portion of RSUI’s catastrophe reinsurance program not covered by third party reinsurers. AIHL Re’s underwriting profit in the 2007 first quarter reflects the absence of catastrophe losses during the period. This reinsurance coverage expired on April 30, 2007 and AIHL Re is not participating in RSUI’s catastrophe reinsurance program for the 2007-2008 period.
     AIHL Re and Homesite entered into a reinsurance agreement, effective April 1, 2007, whereby AIHL Re, in exchange for annual premium that is estimated will not be in excess of $2.0 million, provides $20.0 million of excess-of-loss reinsurance coverage to Homesite under its catastrophe reinsurance program. Homesite’s catastrophe exposure is concentrated in the Northeast region of the United States.
CATA
     CATA’s net premiums earned in the 2007 first quarter increased from the corresponding 2006 period, reflecting growth in gross and net premiums written in CATA’s property and casualty (including in excess and surplus markets) and commercial surety lines of business. The modest increase in loss and loss adjustment expenses in the 2007 first quarter from the corresponding 2006 period reflects growth in net premiums earned, partially offset by a $3.4 million release of prior year loss reserves from the 2006 accident year due to lower loss emergence in the property and surety lines of business. Underwriting expenses for the 2007 first quarter increased from the corresponding 2006 period, primarily reflecting higher commissions and other acquisition-related expenses as a consequence of increased premium volumes.
     CATA’s underwriting profit for the 2007 first quarter increased from the corresponding 2006 period, primarily reflecting a $3.4 million release of prior year commercial surety and property loss reserves and an increase in net premiums earned, partially offset by increases in loss and loss adjustment expenses and underwriting expenses.
     With respect to rates, CATA experienced increased competition in its property and casualty and commercial surety lines of business during the first quarter of 2007, compared with the corresponding 2006 period.
Darwin
     The increase in gross premiums written at Darwin in the 2007 first quarter from the corresponding 2006 period reflects growth in all of Darwin’s liability lines of business. The increase in net premiums earned in the 2007 first quarter from the 2006 first quarter primarily reflects the increase in gross premiums written, as well as an increase in retentions under Darwin’s reinsurance programs. The increase in loss and loss adjustment expenses and underwriting expenses in the 2007 first quarter compared with the 2006 first quarter primarily reflects an increase in premium volume.
     Darwin’s underwriting profit for the 2007 first quarter increased from the corresponding 2006 period, primarily reflecting an increase in net premiums earned and a release of prior year loss reserves and associated adjustment to ceded reinsurance premiums totaling $1.2 million, partially offset by increases in loss and loss adjustment expenses and underwriting expenses related to the growth of Darwin’s business. The $1.2 million reserve adjustment consisted of $0.8 million of loss reserve releases for the 2004 accident year, reflecting favorable loss emergence, and a corresponding $0.4 million reduction in ceded reinsurance premiums.

     As discussed in the 2006 10-K, Darwin reinsures all of its lines of business through a program consisting of a variety of excess of loss treaties. In April 2007, Darwin substantially completed the renewal of its main reinsurance program. For Darwin’s medical lines of business, the new program provides coverage for $10.0 million of losses, before a 15 percent co-participation by Darwin, in excess of a $1.0 million net retention, with premiums no longer varying depending on profitability as under the expired program. For Darwin’s non-medical lines of business, the new program provides coverage in three layers. The first layer provides coverage for $3.0 million of losses, before a 25 percent co-participation by Darwin, in excess of a $2.0 million net retention. The second layer provides coverage for up to $10.0 million of losses, before a 15 percent co-participation by Darwin, in excess of $5.0 million of losses for non-publicly traded D&O liability (other than Side-A only liability) and primary insurance agents E&O liability and for $5.0 million of losses for other non-medical lines, before a 15 percent co-participation by Darwin, in excess of $5.0 million of losses. The third layer provides coverage for $5.0 million of losses for Darwin’s Side-A only D&O liability, before a 10 percent co-participation by Darwin, in excess of $15.0 million of losses, and for $10.0 million of losses for Managed Care E&O, before a 10 percent co-participation by Darwin, in excess of $10.0 million of losses. As with its medical reinsurance program, premiums no longer vary depending on profitability as under the expired program, but ceding commissions may vary.
Reserve Review Process
     AIHL’s insurance operating units periodically analyze liabilities for unpaid losses and loss adjustment expenses, or “LAE,” established in prior years and adjust their expected ultimate cost, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid losses and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. The following table presents the reserves established in connection with the losses and LAE of AIHL’s insurance operating units on a gross and net basis by line of business. These reserve amounts represent the accumulation of estimates of ultimate losses (including for claims incurred but not yet reported, or “IBNR”) and LAE.

( in millions)	Property	Casualty	CMP*	Surety	All Other	Total
At December 31, 31, 2007
Gross loss and LAE reserves	$474.5	$1,640.5	$87.8	$19.1	$86.2	$2,308.1

Reinsurance recoverables on unpaid losses	(236.6)	(658.1)	(0.8)	(0.2)	(50.4)	(946.1)

Net loss and LAE reserves	$237.9	$982.4	$87.0	$18.9	$35.8	$1,362.0

At December 31, 2006
Gross loss and LAE reserves	$598.3	$1,515.0	$86.2	$18.4	$86.7	$2,304.6

Reinsurance recoverables on unpaid losses	(348.4)	(608.7)	(1.1)	(0.2)	(51.4)	(1,009.8)

Net loss and LAE reserves	$249.9	$906.3	$85.1	$18.2	$35.3	$1,294.8

*	Commercial multiple peril

Changes in Loss and LAE Reserves between March 31, 2007 and December 31, 2006.
     Gross Reserves. The increase in gross loss and LAE reserves at March 31, 2007 from December 31, 2006 primarily reflects increases in casualty gross loss and LAE reserves at RSUI and Darwin, partially offset by a reduction in RSUI’s property gross loss and LAE reserves. The increase in casualty (which includes, among other lines, excess and umbrella, directors and officers liability, professional liability, general liability, medical malpractice liability and workers compensation) gross loss and LAE reserves primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior casualty accident years. The decrease in property gross loss and LAE reserves is mainly due to gross loss payments on 2004 and 2005 hurricane related losses, principally Hurricane Katrina.
     Net Reserves. The increase in net loss and LAE reserves at March 31, 2007 from December 31, 2006 primarily reflects increases in casualty net loss and LAE reserves at RSUI and Darwin. The increase in net loss and LAE reserves for the casualty lines of business primarily reflects anticipated loss reserves on current accident year net premiums earned and limited net paid loss activity for current and prior casualty accident years. Net loss and LAE reserves for property lines of business decreased, primarily reflecting loss payments, net of reinsurance recoveries, on 2004 and 2005 hurricane related losses.
Reinsurance Recoverables
     At March 31, 2007, AIHL had total reinsurance recoverables of $1,008.8 million, consisting of $946.1 million of ceded outstanding losses and LAE and $62.7 million of recoverables on paid losses. Approximately 90.9 percent of AIHL’s reinsurance recoverables balance at March 31, 2007 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher.
Corporate Activities Results from Operations
     Corporate activities recorded a pre-tax gain of $59.9 million on revenues of $69.7 million for 2007 first quarter, compared with pre-tax loss of $2.3 million on revenues of $7.9 million in the corresponding period of 2006. The 2007 first quarter results primarily reflect net realized capital gains at the parent level of $55.9 million resulting from the sale of approximately 809 thousand shares of Burlington Northern common stock during the period. In addition, the 2007 results also benefited from the sale by Alleghany Properties of certain real estate holdings during the 2007 first quarter which generated a pre-tax gain of approximately $7.2 million, compared with immaterial sales activity in the comparable 2006 period.
     For the 2007 first quarter, net investment income includes $2.9 million of Alleghany’s equity in earnings of Homesite, net of purchase accounting adjustments.
Investments
     On a consolidated basis, Alleghany’s invested asset portfolio was approximately $4.3 billion as of March 31, 2007, an increase of 6.3 percent from approximately $4.1 billion at December 31, 2006. At March 31, 2007, the average duration of Alleghany’s debt securities portfolio was 4.12 years, compared with 4.21 years at December 31, 2006.
     The invested asset portfolio generated net investment income of $45.2 million for the 2007 first quarter, of which $40.0 million was generated by AIHL and $5.2 million was generated by corporate activities. These amounts were $29.3 million, $24.9 million, and $4.4 million, respectively, for the comparable 2006 period. The increase in AIHL’s net investment income in the first three months of 2007 was due principally to strong underwriting cash flow and the reinvestment of proceeds from Darwin’s initial public offering of common stock during the 2006 second quarter, as well as slightly higher average investment yields during the 2007 first quarter. The increase in net investment income for corporate activities in the first three months of 2007 is due principally to the reinvestment of proceeds from a mandatory convertible preferred stock offering (after capitalization of AIHL Re), which occurred during the 2006 second quarter.
     The sales within our invested asset portfolio generated net realized capital gains of $50.1 million for the first three months of 2007, compared with $7.0 million for the corresponding 2006 period, reflecting net realized capital gains of $55.9 million at the parent-level, partially offset by a net realized capital loss of $5.8 million at AIHL. As noted above, the net realized capital gains for corporate activities in the 2007 first quarter were due to the sale of Burlington Northern common stock. As of March 31, 2007, we held approximately 5.0 million shares of Burlington Northern common stock with an aggregate market value at that date of approximately $402.2 million. AIHL’s $5.8 million net realized capital loss in the 2007 first quarter consisted of $6.6 million of unrealized losses related to AIHL’s mortgage- and asset-backed bond portfolio that were deemed to be other than temporary, partially offset by $0.8 million of net realized capital gains on the sale of securities by AIHL.
Financial Condition
     Stockholders’ equity increased to $2,511.8 million as of March 31, 2007, compared with $2,423.2 million as of December 31, 2006, representing an increase of 3.7 percent, due to net earnings in the 2007 first quarter.
     As of December 31, 2006, Alleghany Funding Corporation, or “Alleghany Funding,” had outstanding notes payable of $80.0 million, which were secured by a $91.5 million installment note receivable. At the time of the debt issuance, Alleghany Funding also entered into a related interest rate swap agreement with a notional amount of $86.2 million for the purpose of matching interest expense with interest income. This swap was pay variable, receive variable, whereby Alleghany Funding paid a variable rate equal to the one-month commercial paper rate plus 0.0625 percent and received a variable rate equal to the three-month LIBOR rate plus 0.375 percent. The notes payable, installment note receivable and swap matured on January 22, 2007, without gain or loss.
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
     In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued. This Interpretation clarifies the accounting for income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The implementation did not have any impact on Alleghany’s results of operations and financial condition, and Alleghany did not have any unrecognized tax benefits as of January 1, 2007 or March 31, 2007.
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
     At the September 2006 meeting, the Emerging Issues Task Force reached a consensus with respect to Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The Issue addresses split-dollar life insurance, which is defined as an arrangement in which the employer and an employee share the cash surrender value and/or death benefits of the insurance policy. Additional information regarding this Issue can be found in Note 1.p. to the Consolidated Financial Statements contained in the 2006 10-K. Alleghany will adopt this Issue in the first quarter of 2008, and does not anticipate that it will have any material impact on its results of operations and financial condition.

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
     The table below presents a sensitivity analysis of our consolidated debt securities as of March 31, 2007. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, we use fair values to measure its potential change, and a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical March 31, 2007 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding.
At March 31, 2007 ( in millions)

Interest rate shifts	-300	-200	-100	0	100	200	300

Debt securities, fair value	$3,174.5	$3,053.3	$2,935.7	$2,819.3	$2,701.2	$2,583.3	$2,467.7

Estimated change in fair value	$355.2	$234.0	$116.4	—	$(118.1)	$(236.0)	$(351.6)

     This sensitivity analysis provides only a limited, point-in-time view of the market risk of the financial instruments discussed above. The actual impact of changes in equity prices and market interest rates on the financial instruments may differ significantly from those shown in the sensitivity analysis. The sensitivity analysis is further limited because it does not consider any actions we could take in response to actual and/or anticipated changes in interest rates.
     Our 2006 10-K provides a more detailed discussion of the market risks affecting our operations.

ITEM 4. CONTROLS AND PROCEDURES.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, or “CEO,” and our Chief Financial Officer, or “CFO,” of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic reports required to be filed with the U.S. Securities and Exchange Commission. Additionally, as of the end of the period covered by this report on Form 10-Q, there have been no changes in internal control over financial reporting that have occurred during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2006 10-K. Please refer to that section for disclosures regarding the risks and uncertainties related to our businesses.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     (c) Issuer Purchases of Equity Securities.
          The following table summarizes our common stock repurchases for the quarter ended March 31, 2007.

				Total Number of	Maximum
				Shares Purchased	Number of
				as Part of	Shares that May
	Total Number			Publicly	Yet Be Purchased
	of Shares		Average Price	Announced Plans	Under the Plans
Period	Purchased		Paid per Share	or Programs	or Programs
January 1, 2007 through January 31, 2007	534	(1)	$390.50	—	—
February 1, 2007 through February 28, 2007	—		—	—	—
March 1, 2007 through March 31, 2007	—		—	—	—

Total	534	(1)	$390.50	—	—

(1)	Represents the tender to us by a director of already-owned common stock as payment of the exercise price in connection with his exercise of an option to purchase 1,960 shares of our common stock (as adjusted for stock dividends and the spin-off by us of Chicago Title Corporation in 1998) under the Alleghany Corporation Amended and Restated Directors’ Stock Option Plan.

ITEM 6. EXHIBITS.

Exhibit Number	Description
10.1	Alleghany Retirement Plan, as amended

10.2	Alleghany Officers and Directors Deferred Compensation Plan, as amended.

10.3	Alleghany 2007 Long-Term Incentive Plan, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on May 1, 2007, is incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION Registrant
Date: May 7, 2007	/s/ Roger B. Gorham
Roger B. Gorham
Senior Vice President (and chief financial officer)