Form 10-Q
period 2007-06-30
ALLEGHANY CORP /DE
filed 2007-08-08
CIK 775368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED JUNE 30, 2007

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
8,155,238 SHARES AS OF JULY 31, 2007

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
JUNE 30, 2007 AND 2006
(dollars in thousands, except share and per share amounts)
(unaudited)

	2007	2006

Revenues
Net premiums earned	$281,597	$246,712
Net investment income	44,135	32,328
Net realized capital gains	5,714	10,883
Other income	2,350	23,703

Total revenues	333,796	313,626

Costs and expenses
Loss and loss adjustment expenses	144,962	123,161
Commissions, brokerage and other underwriting expenses	73,595	60,189
Other operating expenses	15,077	11,710
Corporate administration	9,119	9,561
Interest expense	251	1,805

Total costs and expenses	243,004	206,426

Earnings before income taxes and minority interest	90,792	107,200

Income taxes	24,306	32,852

Earnings before minority interest	66,486	74,348

Minority interest, net of tax	3,546	1,148

Net earnings	$62,940	$73,200

Changes in other comprehensive income
Change in unrealized gains, net of deferred taxes	30,461	(21,163)
Less: reclassification for gains realized in net earnings (net of taxes)	(3,714)	(7,074)
Other	102	(125)

Comprehensive income	$89,789	$44,838

Net earnings	$62,940	$73,200
Preferred dividends	4,305	331

Net earnings available to common stockholders	$58,635	$72,869

Basic earnings per share of common stock **	$7.20	$8.99

Diluted earnings per share of common stock **	$7.03	$8.92

Dividends per share of common stock	*	*

*	In February 2007 and 2006, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**	Adjusted to reflect the common stock dividend declared in February 2007.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED
JUNE 30, 2007 AND 2006
(dollars in thousands, except share and per share amounts)
(unaudited)

	2007	2006

Revenues
Net premiums earned	$553,168	$477,294
Net investment income	89,304	61,641
Net realized capital gains	55,855	17,866
Other income	11,075	25,640

Total revenues	709,402	582,441

Costs and expenses
Loss and loss adjustment expenses	267,566	245,691
Commissions, brokerage and other underwriting expenses	144,873	117,574
Other operating expenses	28,243	22,520
Corporate administration	17,123	17,984
Interest expense	974	2,906

Total costs and expenses	458,779	406,675

Earnings before income taxes and minority interest	250,623	175,766

Income taxes	75,362	42,193

Earnings before minority interest	175,261	133,573

Minority interest, net of tax	5,903	1,167

Net earnings	$169,358	$132,406

Changes in other comprehensive income
Change in unrealized gains, net of deferred taxes	57,734	21,395
Less: reclassification for gains realized in net earnings (net of taxes)	(36,306)	(11,613)
Other	115	319

Comprehensive income	$190,901	$142,507

Net earnings	$169,358	$132,406
Preferred dividends	8,611	331

Net earnings available to common stockholders	$160,747	$132,075

Basic earnings per share of common stock **	$19.75	$16.20

Diluted earnings per share of common stock **	$18.95	$16.13

Dividends per share of common stock	*	*

*	In February 2007 and 2006, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**	Adjusted to reflect the common stock dividend declared in February 2007.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	June 30,
	2007	December 31,
	(unaudited)	2006

Assets
Available for sale securities at fair value:
Equity securities (cost: 2007 $475,611; 2006 $436,203)	$974,796	$872,900
Debt securities (amortized cost: 2007 $2,740,533; 2006 $2,628,971)	2,702,422	2,622,307
Short-term investments	519,758	438,567

	4,196,976	3,933,774
Other invested assets	195,081	123,651

Total investments	4,392,057	4,057,425

Cash	27,345	68,332
Notes receivable	0	91,536
Premium balances receivable	263,158	222,958
Reinsurance recoverables	1,002,141	1,067,926
Ceded unearned premium reserves	302,387	324,988
Deferred acquisition costs	86,209	80,018
Property and equipment at cost, net of accumulated depreciation and amortization	17,798	18,404
Goodwill and other intangibles, net of amortization	156,171	159,772
Other assets	92,030	87,381

	$6,339,296	$6,178,740

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$2,350,805	$2,304,644
Unearned premiums	897,399	886,539
Reinsurance payable	117,989	114,454
Net deferred tax liabilities	38,552	62,937
Subsidiaries’ debt	0	80,000
Current taxes payable	10,490	29,499
Minority interest	83,778	77,875
Other liabilities	239,250	199,546

Total liabilities	3,738,263	3,755,494

Preferred stock (shares authorized: 2007 - 1,132,000; 2006 -1,132,000; issued and outstanding 2007 - 1,131,852; 2006 -1,132,000)	299,488	299,527
Common stock
Common stock (shares authorized: 2007 and 2006 - 22,000,000; issued and outstanding 2007 - 8,153,402; 2006 - 8,118,479)	8,153	7,959
Contributed capital	681,383	627,215
Accumulated other comprehensive income	297,413	275,871
Treasury stock, at cost (2007 - 551 shares; 2006 - none)	(208)	0
Retained earnings	1,314,804	1,212,674

Total stockholders’ equity	2,601,033	2,423,246

	$6,339,296	$6,178,740

Common Shares Outstanding *	8,152,851	8,118,479

*	Adjusted to reflect the common stock dividend declared in February 2007.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
JUNE 30, 2007 AND 2006
(dollars in thousands)
(unaudited)

	2007	2006

Cash flows from operating activities
Net earnings	$169,358	$132,406
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,742	4,643
Net realized capital (gains) losses	(55,855)	(17,866)
(Increase) decrease in other assets	(14,738)	(5,895)
(Increase) decrease in reinsurance receivable, net of reinsurance payables	69,320	233,079
(Increase) decrease in premium balances receivable	(40,200)	(51,825)
(Increase) decrease in ceded unearned premium reserves	22,601	(7,595)
(Increase) decrease in deferred acquisition costs	(6,191)	(13,986)
Increase (decrease) in other liabilities and current taxes	(32,883)	39,031
Increase (decrease) in unearned premiums	10,860	85,011
Increase (decrease) in losses and loss adjustment expenses	46,161	(148,729)

Net adjustments	4,817	115,868

Net cash provided by (used in) operating activities	174,175	248,274

Cash flows from investing activities
Purchase of investments	(686,746)	(655,284)
Sales of investments	429,901	240,221
Maturities of investments	141,249	163,659
Purchases of property and equipment	(2,141)	(2,082)
Net change in short-term investments	(100,536)	(317,281)
Acquisition of insurance companies, net of cash acquired	0	(214)
Other, net	(3,384)	(221)

Net cash (used in) provided by investing activities	(221,657)	(571,202)

Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	0	290,961
Proceeds from issuance of subsidiary common stock, net of issuance costs	0	86,288
Treasury stock acquisitions	0	(39,186)
Principal payments on long-term debt	(80,000)	0
Decrease (increase) in notes receivable	91,535	0
Convertible preferred stock dividends paid	(8,755)	0
Tax benefit on stock options exercised	1,062	585
Other, net	2,653	754

Net cash provided by (used in) financing activities	6,495	339,402

Net (decrease) increase in cash	(40,987)	16,474
Cash at beginning of period	68,332	47,457

Cash at end of period	$27,345	$63,931

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$506	$2,199
Income taxes	$132,524	$27,665
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
Alleghany Corporation and Subsidiaries
1. Principles of Financial Statement Presentation
This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”), and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, of Alleghany Corporation (“Alleghany”).
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
In addition, in the 2007 second quarter, the Company determined that it had incorrectly classified operating payments made from its investing accounts as an investing cash flow activity in its consolidated statements of cash flows. These operating payment amounts should have been classified as outflows from operating activities. As a result, for the six month period ended June 30, 2006, cash outflows in the amount of $28.9 million were reclassified from cash flows used in investing activities to cash flows used in operating activities. Similar corrections will also be made in future reports to cash flows for the three-month period ended March 31, 2007, the nine month period ended September 30, 2006 and the years ended December 31, 2006 and 2005 in the amounts of $11.6 million, $34.4 million, $0.3 million and $26.9 million. These corrections are not material to the Company’s consolidated financial statements.
2. Earnings Per Share of Common Stock
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2007 and 2006 (in thousands, except share amounts):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net earnings	$62,940	$73,200	$169,358	$132,406
Preferred dividends	4,305	331	8,611	331

Income available to common stockholders for basic earnings per share	58,635	72,869	160,747	132,075
Preferred dividends	4,305	331	8,611	331
Effect of other dilutive securities	71	79	139	178

Income available to common stockholders for diluted earnings per share	$63,011	$73,279	$169,497	$132,584

Weighted average shares outstanding applicable to basic earnings per share	8,149,968	8,106,464	8,137,066	8,156,938
Preferred stock	787,928	88,819	787,928	44,655
Effect of other dilutive securities	24,338	20,730	19,929	20,730

Adjusted weighted average shares outstanding applicable to diluted earnings per share	8,962,234	8,216,013	8,944,923	8,222,323

Contingently issuable shares of 848,080 and 136,425 were potentially available during 2007 and 2006, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.
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
(c) Asbestos and Environmental Exposure
The reserves for unpaid losses and loss adjustment expenses of Alleghany Insurance Holdings LLC (“AIHL”) include $23.5 million and $23.4 million of gross and net reserves at June 30, 2007, respectively, and $23.8 and $23.7 million of gross and net reserves at December 31, 2006, respectively, for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of Capitol Transamerica Corporation (“CATA”) between 1969 and 1976. This subsidiary exited this business in 1976. Although Alleghany is unable at this time to determine whether additional reserves, which could have a material impact upon its results of operations, may be necessary in the future, Alleghany believes that CATA’s asbestos and environmental reserves are adequate at June 30, 2007. Additional information concerning CATA’s asbestos and environmental exposure can be found in Note 13 to the Consolidated Financial Statements contained in the 2006 10-K.

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
Based on Alleghany’s experience to date and other analyses, Alleghany established a $600,000 reserve in connection with the Products Liability Indemnification for the Alleghany Period. The reserve was $475,000 at June 30, 2007.
(e) Equity Holdings Concentration
At June 30, 2007, Alleghany had a concentration of market risk in its available-for-sale equity securities portfolio of common stock of Burlington Northern Santa Fe Corporation (“Burlington Northern”), a railroad holding company, amounting to $425.7 million. During the first quarter of 2007, Alleghany sold approximately 809,000 shares of Burlington Northern common stock for approximately $65.7 million of proceeds, resulting in an after-tax gain of approximately $36.3 million.
At June 30, 2007, Alleghany also had a concentration of market risk in its available-for-sale equity securities portfolio with respect to the common stock of certain energy sector companies amounting to $325.8 million.
4. Segment of Business
Information related to Alleghany’s reportable segment is shown in the table below. Property and casualty insurance and surety operations are conducted by AIHL through its insurance operating units RSUI Group, Inc. (“RSUI”), CATA, and Darwin Professional Underwriters, Inc. (“Darwin”). In addition, AIHL Re LLC (“AIHL Re”), established in June 2006, is a wholly-owned subsidiary of AIHL that is available to provide reinsurance to Alleghany group companies and affiliates.
Alleghany’s reportable segment is reported in a manner consistent with the way management evaluates the businesses. As such, insurance underwriting activities are evaluated separately from investment activities. Net realized capital gains are not considered relevant in evaluating investment performance on an annual basis. Segment accounting policies are the same as those described in Note 1 to the Consolidated Financial Statements contained in the 2006 10-K.
The primary components of “corporate activities” are Alleghany Properties Holdings LLC (“Alleghany Properties”), AIHL’s investment in Homesite Group Incorporated (“Homesite”), corporate investment and other activities at the parent level, including strategic equity investments. Such strategic equity investments are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006

Revenues:
AIHL insurance group:
Net premiums earned
RSUI	$178.2	$172.4	$344.8	$334.5
CATA	50.9	42.3	98.2	83.5
Darwin	46.4	32.0	86.4	59.3
AIHL Re	6.1	—	23.8	—

	281.6	246.7	553.2	477.3

Net investment income	36.2	28.6	73.3	53.5
Net realized capital (losses) gains	5.7	10.9	(0.1)	15.5
Other income	0.2	0.5	0.3	1.3

Total insurance group	323.7	286.7	626.7	547.6

Corporate activities:
Net investment income (1)	8.0	3.7	16.0	8.1
Net realized capital gains (losses)	(0.1)	—	55.9 (2)	2.4
Other income (3)	2.2	23.2	10.8	24.3

Total	$333.8	$313.6	$709.4	$582.4

Earnings before income taxes and minority interest:
AIHL insurance group:
Underwriting profit (4)
RSUI	41.5	$56.2	$91.7	$102.7
CATA	7.4	6.0	14.4	9.3
Darwin	8.0	1.2	10.9	2.0
AIHL Re	6.1	—	23.7	—

	63.0	63.4	140.7	114.0

Net investment income	36.2	28.6	73.3	53.5
Net realized capital (losses) gains	5.7	10.9	(0.1)	15.5
Other income, less other expenses	(14.2)	(9.4)	(26.2)	(18.7)

Total insurance group	90.7	93.4	187.7	164.3

Corporate activities:
Net investment income (1)	8.0	3.7	16.0	8.1
Net realized capital gains (losses)	(0.1)	—	55.9 (2)	2.4
Other income (3)	2.2	23.2	10.8	24.3
Corporate administration and other expenses	9.7	11.3	18.8	20.5
Interest expense	0.3	1.8	1.0	2.9

Total	$90.8	$107.2	$250.6	$175.7

(1)	Includes $3.3 million and $6.2 million of Alleghany’s equity in earnings of Homesite, net of purchase accounting adjustments, for the three and six months ended June 30, 2007, respectively (See Note 16 to the Consolidated Financial Statements contained in the
2006 10-K).

(2)	Primarily reflects net realized capital gains from the sale of approximately 809,000 shares of Burlington Northern common stock in the 2007 first quarter.

(3)	On May 26, 2006, Alleghany Properties completed a sale of real property for $29.3 million, recorded in other income, which resulted in a net pre-tax gain of $23.1 million for the three and six months ended June 30, 2006.

(4)	Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or net realized capital gains. Underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses directly attributable to underwriting activities, whereas the remainder constitutes “other expenses.”
5. Income Taxes
Net earnings for the first six months of 2006 include a tax benefit of $10.8 million resulting from the release in the first quarter of 2006 of a valuation allowance Alleghany held with respect to a portion of its deferred tax assets relating to unused foreign tax credits. The unused foreign tax credits arose from Alleghany’s ownership of World Minerals prior to its sale in July 2005. Primarily as a result of the release, Alleghany’s effective tax rate on earnings before taxes and minority interest was 24.0 percent for the first six months of 2006, compared with 30.1 percent for the first six months of 2007.
Alleghany’s 2004 income tax return is currently under examination by the Internal Revenue Service. Alleghany’s 2003 and 2005 income tax returns remain open to examination.
6. Reinsurance
As discussed in the 2006 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2007. RSUI has placed all of its catastrophe reinsurance program for the 2007-2008 period. Under the new program, RSUI’s catastrophe reinsurance program covers $400.0 million of losses, before co-participation by RSUI, in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers, compared with coverage for $675.0 million of losses, before co-participation by RSUI, in excess of a $75.0 million net retention under the expired program. In addition, RSUI’s property per risk reinsurance program for the 2007-2008 period provides RSUI with reinsurance for $90.0 million of losses in excess of $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance, which is substantially similar to the expired program.
As discussed in the 2006 10-K, RSUI reinsures its other lines of business through quota share treaties. RSUI’s Professional Liability quota share reinsurance treaty, which expired on April 1, 2007, provided reinsurance for policies with limits up to $10.0 million, with RSUI ceding 25 percent of the premiums and losses for policies with limits up to $1.0 million, and 50 percent of the premiums and losses on policies with limits greater than $1.0 million up to $10.0 million. This treaty was not renewed by RSUI, as management decided to retain all of this business. RSUI’s quota share treaty for umbrella/excess renewed on June 1, 2007 and provides reinsurance for policies with limits up to $30.0 million, with RSUI ceding 35 percent of the premium and loss for policies with limits up to $15.0 million and ceding 67.5 percent of the premium and loss for policies with limits in excess of $15.0 million up to $30.0 million. RSUI’s directors and officers (“D&O”) liability line treaty renewed on July 1, 2007 and provides reinsurance for policies with limits up to $20.0 million, with RSUI ceding 35 percent of the premium and loss for all policies with limits up to $10.0 million and ceding 60 percent of the premium and loss for policies with limits in excess of $10.0 million up to $20.0 million.
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
As discussed in the 2006 10-K, Darwin reinsures all of its lines of business through a program consisting of a variety of excess of loss treaties. In April 2007, Darwin completed the renewal of its main reinsurance program. For Darwin’s medical lines of business, the new program provides coverage for $10.0 million of losses, before a 15 percent co-participation by Darwin, in excess of a $1.0 million net retention, with premiums no longer varying depending on profitability as under the expired program. For Darwin’s non-medical lines of business, the new program provides coverage in three layers. The first layer provides coverage for $3.0 million of losses, before a 25 percent co-participation by Darwin, in excess of a $2.0 million net retention. The second layer provides coverage for up to $10.0 million of losses, before a 17.5 percent co-participation by Darwin, in excess of $5.0 million of losses for non-publicly traded D&O liability (other than Side-A only liability) and primary insurance agents errors and omissions (“E&O”) liability and for $5.0 million of losses for other non-medical lines, before a 17.5 percent co-participation by Darwin, in excess of $5.0 million of losses. The third layer provides coverage for $5.0 million of losses for Darwin’s Side-A only D&O liability, before a 10 percent co-participation by Darwin, in excess of $15.0 million of losses, and for $10.0 million of losses for Managed Care E&O liability, before a 10 percent co-participation by Darwin, in excess of $10.0 million of losses. As with its medical reinsurance program, premiums no longer vary depending on profitability as under the expired program, but ceding commissions may vary.
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
In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued. This Interpretation clarifies the accounting for income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Alleghany has adopted the provisions of this Interpretation as of January 1, 2007. The implementation did not have any impact on Alleghany’s results of operations and financial condition, and Alleghany did not have any unrecognized tax benefits as of January 1, 2007 or June 30, 2007.
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
9. Other Information
On April 27, 2007, AIHL entered into a definitive agreement to acquire Employers Direct Corporation (“EDC”). The transaction closed on July 18, 2007 for a purchase price of approximately $192.5 million.
EDC, which was founded in 2002, is an insurance holding company based in Agoura Hills, California that, through its wholly-owned insurance subsidiary Employers Direct Insurance Company, writes workers’ compensation insurance on a direct basis in the State of California. For the year ended 2006, EDC has net premiums earned of approximately $139.5 million and net income of approximately $46.6 million. At December 31, 2006, EDC had total stockholders’ equity of approximately $131.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          References in Items 2, 3 and 4 of Part I, as well as in Part II, of this Form 10-Q to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. “AIHL” refers to our insurance holding company subsidiary Alleghany Insurance Holdings LLC. “RSUI” refers to our subsidiary RSUI Group, Inc. and its subsidiaries. “AIHL Re” refers to our subsidiary AIHL Re LLC. “CATA” refers to our subsidiary Capitol Transamerica Corporation and its subsidiaries and also includes the results and operations of Platte River Insurance Company unless the context otherwise requires. “Darwin” refers to our majority-owned subsidiary Darwin Professional Underwriters, Inc. and its subsidiaries. Unless the context otherwise requires, references to AIHL include the operations of RSUI, CATA, Darwin and AIHL Re. “Alleghany Properties” refers to our subsidiary Alleghany Properties Holdings LLC and its subsidiaries.
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
Business Overview
          We are engaged, through AIHL and its subsidiaries RSUI, CATA and Darwin, in the property and casualty and surety insurance business. In addition, AIHL Re, a captive reinsurance subsidiary of AIHL, is available to provide reinsurance to Alleghany group operating units and affiliates. We also own and manage properties in the Sacramento, California region through our subsidiary Alleghany Properties and conduct corporate investment and other activities at the parent level, including the holding of strategic equity investments. These strategic equity investments are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies. On December 29, 2006, we acquired approximately 32.9 percent of the outstanding shares of common stock of Homesite Group Incorporated, or “Homesite,” a national, full-service, mono-line provider of homeowners insurance, for $120.0 million in cash, and this investment is reflected in our financial statements in other invested assets. On July 18, 2007, AIHL acquired Employers Direct Corporation, or “EDC,” for a purchase price of approximately $192.5 million. EDC is an insurance holding company based in Agoura Hills, California that, through its wholly-owned insurance subsidiary, Employers Direct Insurance Company, writes workers’ compensation insurance on a direct basis in the State of California.
          The following discussion and analysis presents a review of our results for the three and six months ended June 30, 2007 and 2006. You should read this review in conjunction with the consolidated financial statements and other data presented in this Form 10-Q as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Risk Factors” contained in our Report on Form 10-K for the year ended December 31, 2006, or the “2006 10-K,” and our Report on Form 10-Q for the quarter ended March 31, 2007. Our results for the first six months of 2007 are not indicative of operating results in future periods.
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
          Readers are encouraged to review our 2006 10-K for a more complete description of our critical accounting estimates.
Consolidated Results of Operations
          The following table summarizes our consolidated revenues, costs and expenses and earnings for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006

Revenues
Net premiums earned	$281,597	$246,712	$553,168	$477,294
Net investment income	44,135	32,328	89,304	61,641
Net realized capital gains	5,714	10,883	55,855	17,866
Other income	2,350	23,703	11,075	25,640

Total revenues	$333,796	$313,626	$709,402	$582,441

Costs and expenses
Loss and loss adjustment expenses	$144,962	$123,161	$267,566	$245,691
Commissions, brokerage and
other underwriting expenses	73,595	60,189	144,873	117,574
Other operating expenses	15,077	11,710	28,243	22,520
Corporate administration	9,119	9,561	17,123	17,984
Interest expense	251	1,805	974	2,906

Total costs and expenses	243,004	206,426	458,779	406,675

Earnings before income taxes and minority interest	90,792	107,200	250,623	175,766
Income taxes	24,306	32,852	75,362	42,193

Earnings before minority interest	66,486	74,348	175,261	133,573
Minority interest, net of tax	3,546	1,148	5,903	1,167

Net earnings	$62,940	$73,200	$169,358	$132,406

Revenues:
AIHL	$323,695	$286,701	$626,746	$547,589
Corporate activities*	10,101	26,925	82,656	34,852

Earnings (loss) before income taxes and minority interest:
AIHL	$90,714	$93,417	$187,753	$164,295
Corporate activities*	78	13,783	62,870	11,471

*	Corporate activities consist of Alleghany Properties, Homesite and corporate activities at the parent level.
     Our earnings before income taxes and minority interest in the first six months of 2007 increased from the corresponding 2006 period, reflecting increases in net premiums earned and net investment income, as well as substantially higher net realized capital gains. The increase in net premiums earned primarily reflects growth at CATA and Darwin, and the inclusion in the 2007 period of premiums earned by AIHL Re, partially offset by increased commission, brokerage and other underwriting expenses related to such growth. The increase in net investment income primarily reflects strong underwriting cash flow, the reinvestment of net proceeds from our public offering of mandatory convertible preferred stock in June 2006, and receipt of net proceeds from the initial public offering of Darwin common stock in May 2006. The substantial increase in net realized capital gains reflects the sale by parent of 809,000 shares of common stock of Burlington Northern Santa Fe Corporation, or “Burlington Northern,” for a

net realized capital gain of $55.9 million. Partially offsetting these increases was a decrease in other income, reflecting gains on sales of real property by Alleghany Properties of $10.8 million, compared with gains of $24.3 million in the corresponding 2006 period. Our earnings before income taxes and minority interest in the second quarter of 2007 decreased from the corresponding 2006 period, reflecting an increase in loss and loss adjustment expenses and commissions, brokerage and other underwriting expenses and a decrease in other income.
          The effective tax rate on net earnings before income taxes and minority interest was 30.1 percent for the first six months of 2007, compared with 24.0 percent for the corresponding 2006 period. The effective tax rate in the first six months of 2006 includes a tax benefit of $10.8 million resulting from the first quarter of 2006 release of a valuation allowance we held with respect to a portion of our deferred tax assets related to unused foreign tax credits. The unused foreign tax credits arose from our ownership of World Minerals, Inc. prior to its sale in July 2005. Net earnings for the first six months of 2006 include this $10.8 million tax benefit.
AIHL Operating Unit Pre-Tax Results

(in millions, except ratios)	RSUI	AIHL Re	CATA	Darwin	AIHL
Three months ended June 30, 2007

Gross premiums written	$371.0	$0.4	$58.4	$65.9	$495.7
Net premiums written	224.0	1.4	56.2	49.1	330.7

Net premiums earned (1)	$178.2	$6.1	$50.9	$46.4	$281.6
Loss and loss adjustment expenses	97.3	—	22.4	25.3	145.0
Underwriting expenses (2)	39.4	—	21.1	13.1	73.6

Underwriting profit (3)	$41.5	$6.1	$7.4	$8.0	$63.0

Net investment income (1)					36.2
Net realized capital gains (1)					5.7
Other income (1)					0.2
Other expenses (2)					(14.4)

Earnings before income taxes and minority interest					$90.7

Loss ratio (4)	54.6%	—	44.0%	54.5%	51.5%
Expense ratio (5)	22.1%	0.8%	41.4%	28.2%	26.1%

Combined ratio (6)	76.7%	0.8%	85.4%	82.7%	77.6%

Three months ended June 30, 2006

Gross premiums written	$407.5	—	$49.6	$58.1	$515.2
Net premiums written	229.2	—	47.4	36.4	313.0

Net premiums earned (1)	$172.4	—	$42.3	$32.0	$246.7
Loss and loss adjustment expenses	83.1	—	18.2	21.8	123.1
Underwriting expenses (2)	33.1	—	18.1	9.0	60.2

Underwriting profit (3)	$56.2	—	$6.0	$1.2	$63.4

Net investment income (1)					28.6
Net realized capital gains (1)					10.9
Other income (1)					0.5
Other expenses (2)					(9.9)

Earnings before income taxes and minority interest					$93.4

Loss ratio (4)	48.2%	—	43.2%	68.2%	49.9%
Expense ratio (5)	19.2%	—	42.7%	28.1%	24.4%
Combined ratio (6)	67.4%	—	85.9%	96.3%	74.3%

(in millions, except ratios)	RSUI	AIHL Re	CATA	Darwin	AIHL
Six months ended June 30, 2007

Gross premiums written	$659.9	$0.4	$111.1	$140.2	$911.6
Net premiums written	380.4	1.4	106.8	98.0	586.6

Net premiums earned (1)	$344.8	$23.8	$98.2	$86.4	$553.2
Loss and loss adjustment expenses	173.8	—	43.1	50.7	267.6
Underwriting expenses (2)	79.3	0.1	40.7	24.8	144.9

Underwriting profit (3)	$91.7	$23.7	$14.4	$10.9	$140.7

Net investment income (1)					73.3
Net realized capital losses (1)					(0.1)
Other income (1)					0.3
Other expenses (2)					(26.5)

Earnings before income taxes and minority interest					$187.7

Loss ratio (4)	50.4%	—	43.9%	58.7%	48.4%
Expense ratio (5)	23.0%	0.4%	41.4%	28.7%	26.2%

Combined ratio (6)	73.4%	0.4%	85.3%	87.4%	74.6%

Six months ended June 30, 2006

Gross premiums written	$703.0	—	$93.9	$117.9	$914.8
Net premiums written	391.9	—	89.6	73.2	554.7

Net premiums earned (1)	$334.5	—	$83.5	$59.3	$477.3
Loss and loss adjustment expenses	166.8	—	37.8	41.1	245.7
Underwriting expenses (2)	65.0	—	36.4	16.2	117.6

Underwriting profit (3)	$102.7	—	$9.3	$2.0	$114.0

Net investment income (1)					53.5
Net realized capital gains (1)					15.5
Other income (1)					1.3
Other expenses (2)					(20.0)

Earnings before income taxes and minority interest					$164.3

Loss ratio (4)	49.9%	—	45.3%	69.3%	51.5%
Expense ratio (5)	19.4%	—	43.6%	27.4%	24.6%
Combined ratio (6)	69.3%	—	88.9%	96.7%	76.1%

(1)	Represent components of total revenues.

(2)	Underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses directly attributable to underwriting activities, whereas the remainder constitutes other expenses.

(3)	Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or net realized capital gains. Underwriting profit does not replace net income determined in accordance with GAAP as a measure of profitability; rather, we believe that underwriting profit, which does not include net investment income and other income or net realized capital gains, enhances the understanding of AIHL’s insurance operating units’ operating results by highlighting net income attributable to their underwriting performance. With the addition of net investment income and other income and net realized capital gains, reported pre-tax net income (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting profit as an important measure in the overall evaluation of performance.

(4)	Loss and loss adjustment expenses divided by net premiums earned, all as determined in accordance with GAAP.

(5)	Underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.

(6)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on losses (including loss adjustment expenses) and underwriting expenses.
          Discussion of individual AIHL operating unit results follows, and AIHL investment results are discussed below under “Investments.”

RSUI
          The decrease in gross premiums written in the second quarter and first six months of 2007 from the corresponding 2006 periods primarily reflects continuing and increasing pricing competition in RSUI’s general liability, umbrella and property lines of business. RSUI’s net premiums earned in the second quarter and first six months of 2007 increased from the corresponding 2006 periods as a result of casualty premiums written during 2006 being earned in the first six months of 2007. The increase in casualty premiums earned primarily reflects the growth of RSUI’s binding authority line of business which writes small, specialized coverages pursuant to underwriting authority arrangements with managing general agents.
          The increase in loss and loss adjustment expenses in the second quarter and first six months of 2007 from the corresponding 2006 periods primarily reflects a net reserve adjustment of $17.8 million in the second quarter of 2007. The net reserve adjustment reflects an increase in estimated losses and LAE related to Hurricane Katrina in the amount of $30.9 million after reinsurance ($40.0 million before reinsurance), partially offset by an aggregate $13.1 million decrease in reserves for the professional liability and D&O liability lines of business. The increase in Hurricane Katrina reserves reflects the results of a review, completed during the 2007 second quarter, of Katrina loss and LAE reserves in light of the current uncertain legal environment. RSUI reviews its reserves quarterly. In the second quarter of 2007, settlements of pending claims were larger than expected which contributed to RSUI’s decision to increase reserves for its remaining pending Hurricane Katrina claims. Future legal developments, to the extent adverse to the insurance industry, may result in additional adverse development in RSUI’s Hurricane Katrina loss and LAE reserves. The total gross losses paid by RSUI through June 30, 2007 relating to Hurricane Katrina amount to approximately $837.0 million, representing 77.5 percent of RSUI’s estimated gross losses of $1.08 billion from that event. Of the estimated $243.0 million of Hurricane Katrina gross losses left to be paid, approximately $75.0 million, or 30.9 percent, is covered by reinsurance. The decrease in reserves for professional liability and D&O liability reflects favorable loss emergence in the 2003 and 2004 accident years following a recently completed reserve study.
          The increase in underwriting expenses in the second quarter and first six months of 2007 from the corresponding 2006 periods reflects higher salary and benefit expenses and lower ceding commissions earned by RSUI on its property surplus share reinsurance arrangements, which caused net commission expenses incurred to increase. RSUI’s underwriting profit for the second quarter and first six months of 2007 decreased from the corresponding 2006 periods, primarily reflecting the net reserve adjustment of $17.8 million in the second quarter of 2007 and higher underwriting expenses, partially offset by an increase in net premiums earned and lower property losses incurred. Rates at RSUI in the first six months of 2007 as compared with the first six months of 2006 reflect overall industry trends of downward pricing as a result of increased competition, with decreased rates in all of RSUI’s lines of business, particularly with respect to the general liability and umbrella lines of business.
          As discussed in the 2006 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2007. RSUI has placed all of its catastrophe reinsurance program for the 2007-2008 period. Under the new program, RSUI’s catastrophe reinsurance program covers $400.0 million of losses, before co-

participation by RSUI, in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers, compared with coverage for $675.0 million of losses, before co-participation by RSUI, in excess of a $75.0 million net retention under the expired program. In addition, RSUI’s property per risk reinsurance program for the 2007-2008 period provides RSUI with reinsurance for $90.0 million of losses in excess of $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance, which is substantially similar to the expired program.
          RSUI reinsures its other lines of business through quota share treaties. RSUI’s Professional Liability quota share reinsurance treaty, which expired on April 1, 2007, provided reinsurance for policies with limits up to $10.0 million, with RSUI ceding 25 percent of the premiums and losses for policies with limits up to $1.0 million, and 50 percent of the premiums and losses on policies with limits greater than $1.0 million up to $10.0 million. This treaty was not renewed by RSUI, as management decided to retain all of this business. RSUI’s quota share treaty for umbrella/excess renewed on June 1, 2007 and provides reinsurance for policies with limits up to $30.0 million, with RSUI ceding 35 percent of the premium and loss for policies with limits up to $15.0 million and ceding 67.5 percent of the premium and loss for policies with limits in excess of $15.0 million up to $30.0 million. RSUI’s D&O liability line treaty renewed on July 1, 2007 and provides reinsurance for policies with limits up to $20.0 million, with RSUI ceding 35 percent of the premium and loss for all policies with limits up to $10.0 million and ceding 60 percent of the premium and loss for policies with limits in excess of $10.0 million up to $20.0 million.
AIHL Re
          AIHL Re was formed in June 2006 as a captive reinsurance subsidiary of AIHL to provide catastrophe reinsurance coverage for RSUI. AIHL Re and RSUI entered into a reinsurance agreement, effective July 1, 2006, whereby AIHL Re, in exchange for market-based premiums, took that portion of RSUI’s catastrophe reinsurance program not covered by third party reinsurers. This reinsurance coverage expired on April 30, 2007 and AIHL Re is not participating in RSUI’s catastrophe reinsurance program for the 2007-2008 period. The cumulative premiums ceded from RSUI to AIHL Re under this agreement for the coverage period was $59.1 million, which reflects a $1.1 million premium adjustment recorded during the second quarter of 2007. AIHL Re’s underwriting profit in the first six months of 2007 reflects the absence of catastrophe losses during the period. In connection with the expiration of the reinsurance agreement, the trust funds established to secure AIHL Re’s obligations to make payments to RSUI under such reinsurance agreement were dissolved and the $208.0 million in such funds was disbursed to AIHL.
          AIHL Re and Homesite entered into a reinsurance agreement, effective April 1, 2007, whereby AIHL Re, in exchange for annual premium that is estimated will not be in excess of $2.0 million, provides $20.0 million of excess-of-loss reinsurance coverage to Homesite under its catastrophe reinsurance program. Homesite’s catastrophe exposure is concentrated in the Northeast region of the United States. To secure AIHL Re’s obligations to make payments to Homesite under the April 1, 2007 agreement, a deposit of $20.0 million will be made into a trust fund being established for the benefit of Homesite.

CATA
     CATA’s net premiums earned in the second quarter and first six months of 2007 increased from the corresponding 2006 periods, reflecting growth in gross and net premiums written in CATA’s property and casualty (including in excess and surplus markets) lines of business. The modest increase in loss and loss adjustment expenses in the second quarter and first six months of 2007 from the corresponding 2006 periods reflects growth in net premiums earned, partially offset by reductions of reserves for prior accident years. Underwriting expenses for the second quarter and first six months of 2007 increased from the corresponding 2006 periods, primarily reflecting higher commissions and other acquisition-related expenses as a consequence of increased premium volumes.
     CATA’s underwriting profit for the second quarter and first six months of 2007 increased from the corresponding 2006 periods, primarily reflecting favorable loss emergence principally in its commercial surety and liability lines of business (resulting in a release in the 2007 first half of $9.4 million of prior year reserves, compared with a release of $6.3 million of prior year reserves in the first half of 2006), and an increase in net premiums earned in its property and casualty lines of business, partially offset by higher than expected property loss frequency and severity in the first half of 2007.
     CATA experienced increased competition and decreased rates in its property and casualty and commercial surety lines of business during the first six months of 2007, compared with the corresponding 2006 period.
Darwin
     The increase in gross premiums written at Darwin in the second quarter and first six months of 2007 from the corresponding 2006 periods reflects growth in Darwin’s E&O and medical malpractice lines of business. The increase in net premiums earned in the second quarter and first six months of 2007 from the corresponding 2006 periods primarily reflects the increase in gross premiums written, an increase in retentions under Darwin’s reinsurance programs, and a reduction of ceded premiums (connected to a loss reserve release for prior accident years).
     The increase in loss and loss adjustment expenses and underwriting expenses in the second quarter and first six months of 2007 compared with the corresponding 2006 periods primarily reflects an increase in premium volume, partially offset by a reduction of reserves for prior accident years.
     Darwin’s underwriting profit for the first six months of 2007 increased from the corresponding 2006 period, primarily reflecting an increase in net premiums earned and a release of prior year loss reserves and associated adjustment to ceded reinsurance premiums totaling $8.0 million, compared with $0.8 million in the comparable 2006 period, partially offset by increases in loss and loss adjustment expenses and underwriting expenses related to the growth of Darwin’s business. The $8.0 million reserve adjustment consisted of $3.8 million of loss reserve releases for the 2003 through 2006 accident years, reflecting a change in reserving methodology to give greater weight to historical claims experience, and a corresponding $4.2 million reduction in ceded premiums.
     Darwin experienced increased competition and decreased rates across all of its lines of business during the first six months of 2007, compared with the corresponding 2006 period.

     As discussed in the 2006 10-K, Darwin reinsures all of its lines of business through a program consisting of a variety of excess of loss treaties. In April 2007, Darwin completed the renewal of its main reinsurance program. For Darwin’s medical lines of business, the new program provides coverage for $10.0 million of losses, before a 15 percent co-participation by Darwin, in excess of a $1.0 million net retention, with premiums no longer varying depending on profitability as under the expired program. For Darwin’s non-medical lines of business, the new program provides coverage in three layers. The first layer provides coverage for $3.0 million of losses, before a 25 percent co-participation by Darwin, in excess of a $2.0 million net retention. The second layer provides coverage for up to $10.0 million of losses, before a 17.5 percent co-participation by Darwin, in excess of $5.0 million of losses for non-publicly traded D&O liability (other than Side-A only liability) and primary insurance agents E&O liability and for $5.0 million of losses for other non-medical lines, before a 17.5 percent co-participation by Darwin, in excess of $5.0 million of losses. The third layer provides coverage for $5.0 million of losses for Darwin’s Side-A only D&O liability, before a 10 percent co-participation by Darwin, in excess of $15.0 million of losses, and for $10.0 million of losses for Managed Care E&O, before a 10 percent co-participation by Darwin, in excess of $10.0 million of losses. As with its medical reinsurance program, premiums no longer vary depending on profitability as under the expired program, but ceding commissions may vary.
Reserve Review Process
     AIHL’s insurance operating units periodically analyze liabilities for unpaid losses and loss adjustment expenses, or “LAE,” established in prior years and adjust their expected ultimate cost, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid losses and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. The following table presents the reserves established in connection with the losses and LAE of AIHL’s insurance operating units on a gross and net basis by line of business. These reserve amounts represent the accumulation of estimates of ultimate losses (including for claims incurred but not yet reported) and LAE.

(in millions)	Property	Casualty	CMP*	Surety	All Other	Total

At June 30, 2007
Gross loss and LAE reserves	$458.1	$1,702.5	$84.9	$18.8	$86.5	$2,350.8

Reinsurance recoverables on unpaid losses	(206.0)	(668.4)	(0.8)	(0.2)	(51.1)	(926.5)

Net loss and LAE reserves	$252.1	$1,034.1	$84.1	$18.6	$35.4	$1,424.3

At December 31, 2006
Gross loss and LAE reserves	$598.3	$1,515.0	$86.2	$18.4	$86.7	$2,304.6

Reinsurance recoverables on unpaid losses	(348.4)	(608.7)	(1.1)	(0.2)	(51.4)	(1,009.8)

Net loss and LAE reserves	$249.9	$906.3	$85.1	$18.2	$35.3	$1,294.8

*	Commercial multiple peril

Changes in Loss and LAE Reserves between June 30, 2007 and December 31, 2006
     Gross Reserves. The increase in gross loss and LAE reserves at June 30, 2007 from December 31, 2006 primarily reflects increases in casualty gross loss and LAE reserves at RSUI and Darwin, partially offset by a reduction in RSUI’s property gross loss and LAE reserves. The increase in casualty (which includes, among other lines, excess and umbrella, D&O liability, professional liability, general liability, medical malpractice liability and workers compensation) gross loss and LAE reserves primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior casualty accident years. The decrease in property gross loss and LAE reserves is mainly due to gross loss payments on 2004 and 2005 hurricane related losses, principally Hurricane Katrina.
     Net Reserves. The increase in net loss and LAE reserves at June 30, 2007 from December 31, 2006 primarily reflects increases in casualty net loss and LAE reserves at RSUI and Darwin. The increase in net loss and LAE reserves for the casualty lines of business primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior casualty accident years. Slightly higher gross loss and LAE property reserves are due to an increase in estimated losses, net of reinsurance recoverables on unpaid losses, related to Hurricane Katrina, partially offset by gross loss payments on 2004 and 2005 hurricane related losses, principally Hurricane Katrina.
Reinsurance Recoverables
     At June 30, 2007, AIHL had total reinsurance recoverables of $1,002.1 million, consisting of $926.5 million of ceded outstanding losses and LAE and $75.6 million of recoverables on paid losses. Approximately 90.6 percent of AIHL’s reinsurance recoverables balance at June 30, 2007 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher.
Corporate Activities Results from Operations
     Corporate activities recorded pre-tax earnings of $0.1 million on revenues of $10.1 million for the 2007 second quarter, compared with pre-tax earnings of $13.8 million on revenues of $26.9 million in the corresponding period of 2006, and pre-tax earnings of $62.9 million on revenues of $82.7 million for first six months of 2007, compared with pre-tax earnings of $11.5 million on revenues of $34.9 million in the corresponding period of 2006. The results for the first six months of 2007 primarily reflect net realized capital gains at the parent level of $55.9 million resulting from the sale of approximately 809,000 shares of Burlington Northern common stock during the first quarter of 2007. In addition, the results for the first six months of 2007 also benefited from a sale by Alleghany Properties of real property during the 2007 first quarter which generated a net pre-tax gain of $7.2 million. Corporate activities’ results for the second quarter and first six months of 2006 reflect a sale by Alleghany Properties in the 2006 second quarter of real property resulting in a net pre-tax gain of $23.1 million.
     For the second quarter and first six months of 2007, net investment income includes $3.3 million and $6.2 million of Alleghany’s equity in earnings of Homesite, net of purchase accounting adjustments.

Investments
     On a consolidated basis, Alleghany’s invested asset portfolio was approximately $4.4 billion as of June 30, 2007, an increase of 8.3 percent from approximately $4.1 billion at December 31, 2006. At June 30, 2007, the average duration of Alleghany’s debt securities portfolio was 4.19 years, compared with 4.21 years at December 31, 2006.
     The invested asset portfolio generated net investment income of $89.3 million for the first six months of 2007, of which $73.3 million was generated by AIHL and $16.0 million was generated by corporate activities. These amounts were $61.6 million, $53.5 million, and $8.1 million, respectively, for the comparable 2006 period. The increase in AIHL’s net investment income in the first six months of 2007 was due principally to strong underwriting cash flow and the reinvestment of proceeds from Darwin’s initial public offering of common stock during the 2006 second quarter, as well as slightly higher average investment yields during the first six months of 2007. The increase in net investment income for corporate activities in the first six months of 2007 is due principally to the reinvestment of proceeds from our mandatory convertible preferred stock offering (after capitalization of AIHL Re), which occurred during the 2006 second quarter.
     The sales within our invested asset portfolio generated net realized capital gains of $55.8 million for the first six months of 2007, reflecting net realized capital gains of $55.9 million generated by corporate activities and a net realized capital loss of $0.1 million generated by AIHL. These amounts were $17.9 million, $2.4 million, and $15.5 million, respectively, for the comparable 2006 period. As noted above, the net realized capital gains for corporate activities in the first six months of 2007 were due principally to the sale of Burlington Northern common stock in the first quarter of 2007. As of June 30, 2007, we held approximately 5.0 million shares of Burlington Northern common stock with an aggregate market value at that date of approximately $425.7 million. The aggregate cost of such shares is approximately $60.4 million, or $12.07 per share. In the first six months of 2007, AIHL recorded $6.6 million of net unrealized capital losses related to its mortgage- and asset-backed bond portfolio that were deemed to be other than temporary during the first quarter of 2007, which was offset by $6.5 million of net realized capital gains on the sale of securities by AIHL. The net realized capital gains generated by AIHL in the first six months of 2006 were due principally to the sale of a large common stock holding in the energy sector in May 2006.
Financial Condition
     Stockholders’ equity increased to $2,601.0 million as of June 30, 2007, compared with $2,423.2 million as of December 31, 2006, representing an increase of 7.3 percent, due to net earnings in the first six months of 2007.
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
     In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued. This Interpretation clarifies the accounting for income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The implementation did not have any impact on our results of operations and financial condition, and we did not have any unrecognized tax benefits as of January 1, 2007 or June 30, 2007.
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
     In September 2006, FASB Statement No. 157, “Fair Value Measurements,” was issued. This Statement provides guidance for using fair value to measure assets and liabilities. The Statement does not expand the use of fair value in any new circumstances. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe that this Statement will have a material impact on our results of operations and financial condition.
     At the September 2006 meeting, the Emerging Issues Task Force reached a consensus with respect to Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The Issue addresses split-dollar life insurance, which is defined as an arrangement in which the employer and an employee share the cash surrender value and/or death benefits of the insurance policy. Additional information regarding this Issue can be found in Note 1.p. to the Consolidated Financial Statements contained in the 2006 10-K. We will adopt this Issue in the first quarter of 2008, and do not anticipate that it will have any material impact on our results of operations and financial condition.
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
     The table below presents a sensitivity analysis of our consolidated debt securities as of June 30, 2007. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, we use fair values to measure its potential change, and a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical June 30, 2007 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding.
At June 30, 2007 ( in millions)

Interest rate shifts	-300	-200	-100	0	100	200	300

Debt securities, fair value	$3,051.6	$2,931.6	$2,816.4	$2,702.4	$2,588.9	$2,477.8	$2,371.1

Estimated change in fair value	$349.2	$229.2	$114.0	—	$(113.5)	$(224.6)	$(331.3)

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
ITEM 1A. RISK FACTORS.
     There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2006 10-K. Please refer to that section for disclosures regarding the risks and uncertainties related to our businesses.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     (c) Issuer Purchases of Equity Securities.
     The following table summarizes our common stock repurchases for the quarter ended June 30, 2007.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs

April 1, 2007 through April 30, 2007	(1)551	$378.22	—	—
May 1, 2007 through May 31, 2007	—	—	—	—
June 1, 2007 through June 30, 2007	—	—	—	—

Total	(1)551	$378.22	—	—

(1)	Represents the tender to us by a director of already-owned common stock as payment of the exercise price in connection with his exercise of an option to purchase 1,960 shares of our common stock (as adjusted for stock dividends and the spin-off by us of Chicago Title Corporation in 1998) under the Alleghany Corporation Amended and Restated Directors’ Stock Option Plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Our 2007 Annual Meeting of Stockholders was held on April 27, 2007. At the Annual Meeting, three directors were elected to serve for three-year terms on our Board of Directors, by the following votes:

	FOR	WITHHELD
Allan P. Kirby, Jr.	7,063,277	53,200
Thomas S. Johnson	7,081,103	35,374
James F. Will	6,926,508	189,969
     Our 2007 Long-Term Incentive Plan was approved by a vote of 5,756,538 shares in favor and 359,944 shares opposed. A total of 485,124 shares abstained from voting.
     The selection of KPMG LLP, independent registered public accounting firm, as our auditors for the year 2007 was ratified by a vote of 7,040,598 shares in favor and 64,634 shares opposed. A total of 11,247 shares abstained from voting.
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

ALLEGHANY CORPORATION Registrant
Date: August 7, 2007	/s/ Roger B. Gorham
Roger B. Gorham
Senior Vice President (and chief financial officer)