Form 10-Q
period 2007-09-30
ALLEGHANY CORP /DE
filed 2007-11-06
CIK 775368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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
8,158,748 SHARES AS OF OCTOBER 31, 2007

PART 1. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2007 AND 2006
(dollars in thousands, except share and per share amounts)
(unaudited)
ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2007 AND 2006
(dollars in thousands, except share and per share amounts)
(unaudited)
ALLEGHANY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share amounts)
Notes to Unaudited Consolidated Financial Statements Alleghany Corporation and Subsidiaries
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4. CONTROLS AND PROCEDURES.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS.
ITEM 6. EXHIBITS.
SIGNATURES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2007 AND 2006
(dollars in thousands, except share and per share amounts)
(unaudited)

	2007	2006

Revenues
Net premiums earned	$299,687	$262,509
Net investment income	38,166	40,090
Net realized capital gains (losses)	21,191	(451)
Other income	873	257

Total revenues	359,917	302,405

Costs and expenses
Loss and loss adjustment expenses	134,395	126,053
Commissions, brokerage and other underwriting expenses	79,223	64,945
Other operating expenses	17,695	12,344
Corporate administration	7,307	11,610
Interest expense	192	1,369

Total costs and expenses	238,812	216,321

Earnings before income taxes and minority interest	121,105	86,084

Income taxes	45,263	30,885

Earnings before minority interest	75,842	55,199

Minority interest, net of tax	3,866	1,802

Net earnings	$71,976	$53,397

Changes in other comprehensive income	$34,666	$427
Change in unrealized gains, net of tax
Less: reclassification for gains realized in net earnings (net of tax)	(13,774)	293
Other	58	1,543

Comprehensive income	$92,926	$55,660

Net earnings	$71,976	$53,397
Preferred dividends	4,307	4,357

Net earnings available to common stockholders	$67,669	$49,040

Basic earnings per share of common stock **	$8.30	$6.05

Diluted earnings per share of common stock **	$7.87	$5.82

Dividends per share of common stock	*	*

*	In February 2007 and 2006, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**	Adjusted to reflect the common stock dividend declared in February 2007.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2007 AND 2006
(dollars in thousands, except share and per share amounts)
(unaudited)

	2007	2006

Revenues
Net premiums earned	$852,855	$739,803
Net investment income	127,470	101,731
Net realized capital gains	77,046	17,415
Other income	11,948	25,897

Total revenues	1,069,319	884,846

Costs and expenses
Loss and loss adjustment expenses	401,961	371,744
Commissions, brokerage and other underwriting expenses	224,096	182,519
Other operating expenses	45,938	34,864
Corporate administration	24,430	29,594
Interest expense	1,166	4,275

Total costs and expenses	697,591	622,996

Earnings before income taxes and minority interest	371,728	261,850

Income taxes	120,625	73,078

Earnings before minority interest	251,103	188,772

Minority interest, net of tax	9,769	2,969

Net earnings	$241,334	$185,803

Changes in other comprehensive income
Change in unrealized gains, net of tax	$92,400	$21,822
Less: reclassification for gains realized in net earnings (net of tax)	(50,080)	(11,320)
Other	173	1,862

Comprehensive income	$283,827	$198,167

Net earnings	$241,334	$185,803
Preferred dividends	12,918	4,688

Net earnings available to common stockholders	$228,416	$181,115

Basic earnings per share of common stock **	$28.05	$22.24

Diluted earnings per share of common stock **	$26.42	$21.78

Dividends per share of common stock	*	*

*	In February 2007 and 2006, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.

**	Adjusted to reflect the common stock dividend declared in February 2007.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	September 30,
	2007	December 31,
	(unaudited)	2006

Assets
Available for sale securities at fair value:
Equity securities (cost: 2007 $528,893; 2006 $436,203)	$1,025,582	$872,900
Debt securities (amortized cost: 2007 $3,134,855; 2006 $2,628,971)	3,129,464	2,622,307
Short-term investments	367,520	438,567

	4,522,566	3,933,774
Other invested assets	195,203	123,651

Total investments	4,717,769	4,057,425

Cash	33,340	68,332
Notes receivable	—	91,536
Premium balances receivable	187,708	222,958
Reinsurance recoverables	982,580	1,067,926
Ceded unearned premium reserves	267,416	324,988
Deferred acquisition costs	90,992	80,018
Property and equipment at cost, net of accumulated depreciation and amortization	21,477	18,404
Goodwill and other intangibles, net of amortization	222,868	159,772
Other assets	126,943	87,381

	$6,651,093	$6,178,740

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$2,541,958	$2,304,644
Unearned premiums	872,145	886,539
Reinsurance payable	91,638	114,454
Net deferred tax liabilities	54,963	62,937
Subsidiaries’ debt	—	80,000
Current taxes payable	31,313	29,499
Minority interest	89,743	77,875
Other liabilities	274,480	199,546

Total liabilities	3,956,240	3,755,494

Preferred stock (shares authorized: 2007 — 1,132,000; 2006 — 1,132,000; issued and outstanding 2007 — 1,131,830; 2006 — 1,132,000)	299,483	299,527
Common stock
Common stock (shares authorized: 2007 and 2006 — 22,000,000; issued and outstanding 2007 — 8,158,748; 2006 — 8,118,479)	8,159	7,959
Contributed capital	686,375	627,215
Accumulated other comprehensive income	318,363	275,871
Treasury stock, at cost (2007 — none; 2006 — none)	—	—
Retained earnings	1,382,473	1,212,674

Total stockholders’ equity	2,694,853	2,423,246

	$6,651,093	$6,178,740

Common Shares Outstanding*	8,158,748	8,118,479

*	Adjusted to reflect the common stock dividend declared in February 2007.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2007 AND 2006
(dollars in thousands)
(unaudited)

	2007	2006

Cash flows from operating activities
Net earnings	$241,334	$185,803
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,071	6,370
Realized capital gains	(77,046)	(17,415)
(Increase) decrease in other assets	(26,308)	(27,654)
(Increase) decrease in reinsurance receivable, net of reinsurance payables	73,152	378,955
(Increase) decrease in premium balances receivable	40,784	25,654
(Increase) decrease in ceded unearned premium reserves	57,730	(51,529)
(Increase) decrease in deferred acquisition costs	(10,931)	(18,192)
Increase (decrease) in other liabilities and current taxes	27,521	59,097
Increase (decrease) in unearned premiums	(25,862)	123,575
Increase (decrease) in losses and loss adjustment expenses	73,701	(241,149)

Net adjustments	141,812	237,712

Net cash provided by operating activities	383,146	423,515

Cash flows from investing activities
Purchase of investments	(1,151,479)	(1,282,761)
Sales of investments	748,401	252,461
Maturities of investments	218,080	220,814
Purchases of property and equipment	(3,537)	(2,971)
Net change in short-term investments	(47,885)	77,205
Acquisition of insurance companies, net of cash acquired	(187,743)	(214)
Other, net	2,547	(157)

Net cash used in investing activities	(421,616)	(735,623)

Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	290,422
Proceeds from issuance of subsidiary common stock, net of issuance costs	—	86,288
Treasury stock acquisitions	—	(39,186)
Principal payments on long-term debt	(80,000)	—
Decrease (increase) in notes receivable	91,535	—
Convertible preferred stock dividends paid	(13,062)	(4,036)
Tax benefit on stock options exercised	1,379	970
Other, net	3,626	1,288

Net cash provided by (used in) financing activities	3,478	335,746

Net (decrease) increase in cash	(34,992)	23,638
Cash at beginning of period	68,332	47,457

Cash at end of period	$33,340	$71,095

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$505	$3,286
Income taxes	$156,748	$60,296
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
Alleghany Corporation and Subsidiaries
1. Principles of Financial Statement Presentation
This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”), and the Quarterly Reports on Form 10-Q for the quarter ended March 31, 2007 and the quarter and six months ended June 30, 2007, of Alleghany Corporation (“Alleghany”).
Alleghany is engaged, through Alleghany Insurance Holdings LLC (“AIHL”) and its subsidiaries RSUI Group, Inc. (“RSUI”), Capitol Transamerica Corporation (“CATA”), Employers Direct Corporation (“EDC”) and Darwin Professional Underwriters, Inc. (“Darwin”), in the property and casualty and surety insurance business. In addition, AIHL Re LLC (“AIHL Re”), a captive reinsurance subsidiary of AIHL, is available to provide reinsurance to Alleghany operating units and affiliates. Alleghany also owns and manages properties in the Sacramento, California region through its subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”) and conducts corporate investment and other activities at the parent level, including the holding of strategic equity investments. These strategic equity investments are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies. On December 29, 2006, Alleghany acquired approximately 32.9 percent of the outstanding shares of common stock of Homesite Group Incorporated (“Homesite”) a national, full-service, mono-line provider of homeowners insurance, for $120.0 million in cash, and this investment is reflected in Alleghany’s financial statements in other invested assets. On July 18, 2007, AIHL acquired EDC for a purchase price of approximately $198.1 million, which includes approximately $5.6 million of incurred acquisition costs. EDC is an insurance holding company based in Agoura Hills, California that, through its wholly-owned insurance subsidiary, Employers Direct Insurance Company (“EDIC”), writes workers’ compensation insurance on a direct basis in the State of California (See Note 9 to the Consolidated Financial Statements contained herein).
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
In the 2007 second quarter, Alleghany determined that it had incorrectly classified operating payments made from its investing accounts as an investing cash flow activity in its consolidated statements of cash flows. These operating payment amounts should have been classified as outflows from operating activities. As a result, for the nine-month period ended September 30, 2006, cash outflows in the amount of $34.4 million were reclassified from cash flows used in investing activities to cash flows used in operating activities. Similar corrections to cash flows will also be made in future reports for the three-month period ended March 31, 2007 and the years ended December 31, 2006 and 2005 in the amounts of $11.6 million, $0.3 million and $26.9 million, respectively. These corrections are not material to Alleghany’s consolidated financial statements.
2. Earnings Per Share of Common Stock
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2007 and 2006 (in thousands, except share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net earnings	$71,976	$53,397	$241,334	$185,803
Preferred dividends	4,307	4,357	12,918	4,688

Income available to common stockholders for basic earnings per share	67,669	49,040	228,416	181,115
Preferred dividends	4,307	4,357	12,918	4,688
Effect of other dilutive securities	74	13	216	391

Income available to common stockholders for diluted earnings per share	$72,050	$53,410	$241,550	$186,194

Weighted average shares outstanding applicable to basic earnings per share	8,156,769	8,111,093	8,143,369	8,143,364
Preferred stock	978,410	1,070,435	978,410	384,563
Effect of other dilutive securities	21,606	246	21,833	19,767

Adjusted weighted average shares outstanding applicable to diluted earnings per share	9,156,785	9,181,774	9,143,612	8,547,694

Contingently issuable shares of 56,824 and 86,077 were potentially available during 2007 and 2006, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.
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
(c) Asbestos and Environmental Exposure
The reserves for unpaid losses and loss adjustment expenses of AIHL include $23.0 million and $22.9 million of gross and net reserves, respectively, at September 30, 2007 and $23.8 and $23.7 million of gross and net reserves, respectively, at December 31, 2006 for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976. This subsidiary exited this business in 1976. Although Alleghany is unable at this time to determine whether additional reserves, which could have a material impact upon the results of CATA’s operations, may be necessary in the future, Alleghany believes that CATA’s asbestos and environmental reserves are adequate at September 30, 2007. Additional information concerning CATA’s asbestos and environmental exposure can be found in Note 13 to the Consolidated Financial Statements contained in the 2006 10-K.
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
Based on Alleghany’s experience to date and other analyses, Alleghany established a $600,000 reserve in connection with the Products Liability Indemnification for the Alleghany Period. The reserve was $450,000 at September 30, 2007.
(e) Equity Holdings Concentration
At September 30, 2007, Alleghany had a concentration of market risk in its available-for-sale equity securities portfolio of common stock of Burlington Northern Santa Fe Corporation (“Burlington Northern”), a railroad holding company, amounting to $405.9 million. During the first quarter of 2007, Alleghany sold approximately 809,000 shares of Burlington Northern common stock for approximately $65.7 million of proceeds, resulting in a pre-tax gain of $55.9 million.

At September 30, 2007, Alleghany also had a concentration of market risk in its available-for-sale equity securities portfolio with respect to the common stock of certain energy sector companies amounting to $332.8 million.
4. Segment of Business
Information related to Alleghany’s reportable segment is shown in the table below. Property and casualty insurance and surety operations are conducted by AIHL through its insurance operating units RSUI, CATA, EDC, and Darwin. In addition, AIHL Re, established in June 2006, is a wholly-owned subsidiary of AIHL that is available to provide reinsurance to Alleghany operating units and affiliates.
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
The primary components of “corporate activities” are Alleghany Properties, AIHL’s investment in Homesite, corporate investment and other activities at the parent level, including strategic equity investments. Such strategic equity investments are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies.

	Three months ended,		Nine months ended,
	September 30,		September 30,
(in millions)	2007(1)	2006	2007(1)	2006

Revenues:
AIHL insurance group:
Net premiums earned
RSUI	$183.7	$165.9	$528.5	$500.4
CATA	50.0	44.1	148.2	127.7
Darwin	45.4	35.0	131.9	94.2
EDC	20.2	—	20.2	—
AIHL Re	0.4	17.5	24.1	17.5

	299.7	262.5	852.9	739.8

Net investment income	36.8	33.9	110.1	87.4
Net realized capital gains (losses)	20.9	(0.4)	20.9	15.0
Other income	0.1	0.2	0.4	1.6

Total insurance group	357.5	296.2	984.3	843.8

Corporate activities:
Net investment income (2)	1.4	6.2	17.4	14.3
Net realized capital gains (3)	0.2	—	56.1	2.4
Other income (4)	0.8	—	11.5	24.3

Total	$359.9	$302.4	$1,069.3	$884.8

Earnings before income taxes and minority interest:
AIHL insurance group:
Underwriting profit (5)
RSUI	$72.3	$46.9	$164.0	$149.6
CATA	5.1	6.0	19.5	15.3
Darwin	6.6	1.3	17.6	3.3
EDC	1.7	—	1.7	—
AIHL Re	0.3	17.3	24.0	17.3

	86.0	71.5	226.8	185.5

Net investment income	36.8	33.9	110.1	87.4
Net realized capital gains(losses)	20.9	(0.4)	20.9	15.0
Other income, less other expenses	(16.8)	(11.5)	(43.2)	(30.1)

Total insurance group	126.9	93.5	314.6	257.8

Corporate activities:
Net investment income (2)	1.4	6.2	17.4	14.3
Net realized capital gains (3)	0.2	—	56.1	2.4
Other income (4)	0.8	—	11.5	24.3
Corporate administration & other expenses	8.0	12.2	26.7	32.6
Interest expense	0.2	1.4	1.2	4.3

Total	$121.1	$86.1	$371.7	$261.9

(1)	Includes the results of EDC, net of purchase accounting adjustments, commencing July 18, 2007.

(2)	Includes ($1.3) million and $4.9 million of Alleghany’s equity in earnings of Homesite, net of purchase accounting adjustments, for the three and nine months ended September 30, 2007, respectively (See Note 16 to the Consolidated Financial Statements contained in the 2006 10-K).

(3)	Net realized capital gains for the first nine months of 2007 primarily reflect net realized capital gains from the sale of approximately 809,000 shares of Burlington Northern common stock in the 2007 first quarter.

(4)	On May 26, 2006, Alleghany Properties completed a sale of real property for $29.3 million, recorded in other income, which resulted in a net pre-tax gain of $23.1 million for the nine months ended September 30, 2006.

(5)	Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or net realized capital gains. Underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses directly attributable to underwriting activities, whereas the remainder constitutes “other expenses.”
5. Income Taxes
Net earnings for the first nine months of 2006 include a tax benefit of $10.8 million resulting from the release in the first quarter of 2006 of a valuation allowance Alleghany held with respect to a portion of its deferred tax assets relating to unused foreign tax credits. The unused foreign tax credits arose from Alleghany’s ownership of World Minerals prior to its sale in July 2005. Primarily as a result of the release, Alleghany’s effective tax rate on earnings before taxes and minority interest was 27.9 percent for the first nine months of 2006, compared with 32.5 percent for the first nine months of 2007.
Alleghany’s 2004 income tax return is currently under examination by the Internal Revenue Service, Alleghany’s 2005 and 2006 income tax returns remain open to examination.
6. Reinsurance
As discussed in the 2006 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2007. RSUI, due to its reduction in exposed limits since May 1, 2006, sought a lesser amount of catastrophe reinsurance at renewal. In this regard, RSUI’s catastrophe reinsurance program for 2007-2008 covers $400.0 million of losses, before a 17.5 percent co-participation by RSUI, in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers, compared with coverage for $675.0 million of losses, before a 5.0 percent co-participation by RSUI, in excess of a $75.0 million net retention under the expired program. RSUI’s property per risk reinsurance program for the 2007-2008 period provides RSUI with reinsurance for $90.0 million of losses in excess of $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance, which is substantially similar to the expired program.
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

AIHL Re was formed in June 2006 as a captive reinsurance subsidiary of AIHL to provide catastrophe reinsurance coverage for RSUI. AIHL Re and RSUI entered into a reinsurance agreement, effective July 1, 2006, whereby AIHL Re, in exchange for market-based premiums, took that portion of RSUI’s catastrophe reinsurance program not covered by third party reinsurers. This reinsurance coverage expired on April 30, 2007, and AIHL Re is not participating in RSUI’s catastrophe reinsurance program for the 2007-2008 period. AIHL Re and Homesite entered into a reinsurance agreement, effective April 1, 2007, whereby AIHL Re, in exchange for an annual premium that is estimated will not be in excess of $2.0 million, provides $20.0 million of excess-of-loss reinsurance coverage to Homesite under its catastrophe reinsurance program. Homesite’s wind catastrophe exposure is concentrated in the Northeast region of the United States.
As discussed in the 2006 10-K, Darwin reinsures all of its lines of business through a program consisting of a variety of excess of loss treaties. In April 2007, Darwin completed the renewal of its main reinsurance program. For Darwin’s medical lines of business, the new program provides coverage for $10.0 million of losses, before a 15 percent co-participation by Darwin, in excess of a $1.0 million net retention, with premiums no longer varying depending on profitability as under the expired program. For Darwin’s non-medical lines of business, the new program provides coverage in layers. The first layer applies to all lines, other than commercial and healthcare D&O and financial institutions and managed care E&O, and provides coverage for $1.0 million of losses, before a 25 percent Darwin co-participation, in excess of a $1.0 million retention. The next layer, for all professional and managed care lines, covers $3.0 million of losses, before a 25 percent co-participation by Darwin, in excess of a $2.0 million net retention. The third layer provides coverage for up to $10.0 million of losses, before a 15.0 percent co-participation by Darwin, in excess of $5.0 million of losses for non-publicly traded D&O liability (other than Side-A only liability) and primary insurance agents E&O liability and for $5.0 million of losses for other non-medical lines, before a 15.0 percent co-participation by Darwin, in excess of $5.0 million of losses. The last layer provides coverage for $5.0 million of losses for Darwin’s Side-A only D&O liability, before a 10 percent co-participation by Darwin, in excess of $15.0 million of losses, and for $10.0 million of losses for Managed Care E&O, before a 10 percent co-participation by Darwin, in excess of $10.0 million of losses. As with its medical reinsurance program, premiums no longer vary depending on profitability as under the expired program, but ceding commissions may vary.
7. Debt and Notes Receivable
As of December 31, 2006, Alleghany’s wholly-owned subsidiary Alleghany Funding Corporation (“Alleghany Funding”) had outstanding notes payable of $80.0 million, which were secured by a $91.5 million installment note receivable. At the time of the debt issuance, Alleghany Funding also entered into a related interest rate swap agreement with a notional amount of $86.2 million for the purpose of matching interest expense with interest income. Pursuant to the swap, Alleghany Funding paid a variable rate equal to the one-month commercial paper rate plus 0.0625 percent and received a variable rate equal to the three-month LIBOR rate plus 0.375 percent.
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
In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued. This Interpretation clarifies the accounting for income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Alleghany has adopted the provisions of this Interpretation as of January 1, 2007. The implementation did not have any impact on Alleghany’s results of operations and financial condition, and Alleghany did not have any unrecognized tax benefits as of January 1, 2007, or September 30, 2007.
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
9. Acquisition
On July 18, 2007 (the “Acquisition Date”), AIHL completed its acquisition of EDC for a purchase price of approximately $198.1 million, including approximately $5.6 million of incurred acquisition costs. After giving effect to the transaction, AIHL owns approximately 98.5% of the common stock of EDC with EDC senior management owning the remainder. EDC is included as an insurance operating unit within AIHL for segment reporting purposes.
The acquisition has been accounted for by the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”), and therefore, the assets acquired and liabilities assumed have been recorded at their estimated fair values at the Acquisition Date. Any excess of the purchase price over the estimated fair values of the assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Although Alleghany has not finalized the allocation of the purchase price at this time, it currently estimates goodwill, which is not deductible for tax purposes, of approximately $51.7 million and other intangible assets of approximately $17.6 million. Acquired identifiable intangible assets include trade names and licenses, which were determined to have indefinite useful lives, as well as renewal rights, distribution rights and database development, which are being amortized over the estimated useful lives of ten years, ten years, and twenty years, respectively. The net impact of amortization expenses and purchase accounting on Alleghany’s net income is not material. The estimated fair value of assets acquired, including identifiable intangible assets, and liabilities assumed at the Acquisition Date is as follows (in millions):

Available-for-sale securities	$285.4
Goodwill	51.7
Other intangible assets	17.6
All other assets	44.6

Total assets assumed	$399.3
Liabilities assumed (primarily losses and loss adjustment expenses)	$201.2

Net assets acquired	$198.1
Available-for-sale securities consist of high-quality fixed-income securities and money market funds, over half of which are currently on deposit with the California Department of Insurance to comply with insurance regulations. The unaudited condensed consolidated statement of earnings for the nine months ended September 30, 2007 and 2006 on an as-reported and pro forma basis, assuming the acquisition of EDC as of January 1, 2006, is as follows (in millions, except per share data):

	As Reported		Pro Forma
	2007	2006	2007	2006

Total Revenues	$1,069.3	$884.8	$1,152.7	$991.8
Net earnings	241.3	185.8	263.3	210.6

Basic earnings per share	$28.05	$22.24	$30.75	$25.29
Diluted earnings per share	$26.42	$21.78	$28.80	$24.64
These pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what Alleghany’s results would have been had the acquisition occurred at the beginning of 2006, or future results.
Substantially all of EDIC’s equity was unavailable for dividends or advances to Alleghany without prior approval of the California Department of Insurance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          References to the “Company,” “Alleghany,” “we,” “us,” and “our” in Items 2, 3 and 4 of Part I, as well as in Part II, of this Form 10-Q refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. “AIHL” refers to our insurance holding company subsidiary Alleghany Insurance Holdings LLC. “RSUI” refers to our subsidiary RSUI Group, Inc. and its subsidiaries. “AIHL Re” refers to our subsidiary AIHL Re LLC. “CATA” refers to our subsidiary Capitol Transamerica Corporation and its subsidiaries and also includes the results and operations of Platte River Insurance Company unless the context otherwise requires. “EDC” refers to our subsidiary Employers Direct Corporation and its subsidiaries. “Darwin” refers to our majority-owned subsidiary Darwin Professional Underwriters, Inc. and its subsidiaries. Unless the context otherwise requires, references to AIHL include the operations of RSUI, CATA, EDC, Darwin and AIHL Re. “Alleghany Properties” refers to our subsidiary Alleghany Properties Holdings LLC and its subsidiaries.
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
Business Overview
          We are engaged, through AIHL and its subsidiaries, in the property and casualty and surety insurance business. In addition, AIHL Re, a captive reinsurance subsidiary of AIHL, is available to provide reinsurance to Alleghany operating units and affiliates. We also own and manage properties in the Sacramento, California region through our subsidiary Alleghany Properties and conduct corporate investment and other activities at the parent level, including the holding of strategic equity investments. These strategic equity investments are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies. On December 29, 2006, we acquired approximately 32.9 percent of the outstanding shares of common stock of Homesite Group Incorporated, or “Homesite,” a national, full-service, mono-line provider of homeowners insurance, for $120.0 million in cash, and this investment is reflected in our financial statements in other invested assets. On July 18, 2007, AIHL completed its acquisition of EDC for a purchase price of approximately $198.1 million, which includes approximately $5.6 million of incurred acquisition costs. EDC is an insurance holding company based in Agoura Hills, California that, through its wholly-owned insurance subsidiary, Employers Direct Insurance Company, writes workers’ compensation insurance on a direct basis in the State of California.
          The following discussion and analysis presents a review of our results for the three and nine months ended September 30, 2007 and 2006. You should read this review in conjunction with the consolidated financial statements and other data presented in this Form 10-Q as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Risk Factors” contained in our Report on Form 10-K for the year ended December 31, 2006, or the “2006 10-K,” and our Report on Form 10-Q for the quarter ended March 31, 2007 and our Report on Form 10-Q for the quarter and six months ended June 30, 2007. Our results for the first nine months of 2007 are not indicative of operating results in future periods.
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
Consolidated Results of Operations
          The following table summarizes our consolidated revenues, costs and expenses and earnings for the three and nine months ended September 30, 2007 and 2006.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2007(1)	2006	2007(1)	2006

Revenues
Net premiums earned	$299.7	$262.5	$852.9	$739.8
Net investment income	38.2	40.1	127.5	101.7
Net realized capital gains (losses)	21.2	(0.5)	77.0	17.4
Other income	0.8	0.3	11.9	25.9

Total revenues	$359.9	$302.4	$1,069.3	$884.8

Costs and expenses
Loss and loss adjustment expenses	$134.4	$126.1	$402.0	$371.7
Commissions, brokerage and other underwriting expenses	79.3	64.9	224.1	182.5
Other operating expenses	17.6	12.3	45.9	34.8
Corporate administration	7.3	11.6	24.4	29.6
Interest expense	0.2	1.4	1.2	4.3

Total costs and expenses	238.8	216.3	697.6	622.9

Earnings before taxes and minority interest	121.1	86.1	371.7	261.9
Income taxes	45.3	30.9	120.6	73.1

Earnings before minority interest	75.8	55.2	251.1	188.8
Minority interest, net of tax	3.8	1.8	9.8	3.0

Net earnings	$72.0	$53.4	$241.3	$185.8

Revenues:
AIHL	$357.5	$296.2	$984.3	$843.8
Corporate activities (2)	2.4	6.2	85.0	41.0

Earnings (loss) before income taxes and minority interest:
AIHL	$126.9	$93.5	$314.6	$257.8
Corporate activities (2)	(5.8)	(7.4)	57.1	4.1

(1)	Includes the results of EDC, net of purchase accounting adjustments, commencing July 18, 2007. (See Note 9 to the Consolidated Financial Statements contained herein).

(2)	Corporate activities consist of Alleghany Properties, Homesite and corporate activities at the parent level.
          Our earnings before income taxes and minority interest in the third quarter and first nine months of 2007 increased from the corresponding 2006 periods, reflecting increases in net premiums earned and substantially higher net realized capital gains, partially offset by an increase in loss and loss adjustment expenses and commissions, brokerage and other underwriting expenses. The increase in net premiums earned primarily reflects growth at each of RSUI, CATA and Darwin, and, with respect to the 2007 third quarter, inclusion of the results of EDC. The increase in net realized capital gains in the first nine months of 2007 primarily reflects the sale in the 2007 first quarter of approximately 809,000 shares of common stock of Burlington Northern Santa Fe Corporation, or “Burlington Northern,” for a net realized capital gain of $55.9 million. The increase in net realized capital gains in the 2007 third quarter primarily reflects the sale during the period of common stock holdings in the energy and mining sectors. The increase in loss and loss adjustment expenses primarily reflects the growth in net premiums earned at CATA and Darwin, partially offset by continued favorable current accident year loss experience at RSUI. The increase in commissions, brokerage and other underwriting expenses primarily reflects the increase in net premiums earned at RSUI, CATA and Darwin, and with respect to the 2007 third quarter, inclusion of the results of EDC.
          The decrease in other income for the first nine months of 2007 reflects gains on sales of real property by Alleghany Properties of $11.6 million during the first nine months of 2007, compared with gains of $24.3 million in the corresponding 2006 period. The slight decrease in net investment income for the 2007 third quarter from the corresponding 2006 period primarily reflects losses in our Homesite and partnership investments, partially offset by strong underwriting cash flow and the net positive effect of the acquisition of EDC.
          The effective tax rate on net earnings before income taxes and minority interest was 32.5 percent for the first nine months of 2007, compared with 27.9 percent for the corresponding 2006 period. The effective tax rate in the first nine months of 2006 includes a tax benefit of $10.8 million resulting from the first quarter of 2006 release of a valuation allowance we held with respect to a portion of our deferred tax assets related to unused foreign tax credits. The unused foreign tax credits arose from our ownership of World Minerals, Inc. prior to its sale in July 2005. Net earnings for the first nine months of 2006 include this $10.8 million tax benefit.

     AIHL Operating Unit Pre-Tax Results

(in millions, except ratios)	RSUI	AIHL Re	CATA	EDC (1)	Darwin	AIHL
Three months ended September 30, 2007

Gross premiums written	$285.2	$0.4	$51.7	$21.8	$69.3	$428.4
Net premiums written	178.6	0.4	49.7	18.8	50.6	298.1

Net premiums earned (2)	$183.7	$0.4	$50.0	$20.2	$45.4	$299.7
Loss and loss adjustment expenses	70.4	—	24.3	13.7	26.0	134.4
Underwriting expenses (3)	41.0	0.1	20.6	4.8	12.8	79.3

Underwriting profit (4)	$72.3	$0.3	$5.1	$1.7	$6.6	86.0

Net investment income (2)						36.8
Net realized capital gains (2)						20.9
Other income (2)						0.1
Other expenses (3)						(16.9)

Earnings before taxes and minority interest						$126.9

Loss ratio (5)	38.3%	0.0%	48.6%	67.8%	57.1%	44.8%
Expense ratio (6)	22.3%	7.8%	41.2%	23.7%	28.3%	26.4%

Combined ratio (7)	60.6%	7.8%	89.8%	91.5%	85.4%	71.2%

Three months ended September 30, 2006

Gross premiums written	$331.2	—	$47.2	—	$65.4	$443.8
Cessions to AIHL Re	(58.0)	58.0	—	—	—	—

Gross premiums written after AIHL Re	273.2	58.0	47.2	—	65.4	443.8
Net premiums written	112.1	58.0	45.2	—	41.9	257.2

Net premiums earned (2)	$165.9	$17.5	$44.1	—	$35.0	$262.5
Loss and loss adjustment expenses	81.7	—	20.2	—	24.2	126.1
Underwriting expenses (3)	37.3	0.2	17.9	—	9.5	64.9

Underwriting profit (4)	$46.9	$17.3	$6.0	—	$1.3	71.5

Net investment income (2)						33.9
Net realized capital losses (2)						(0.4)
Other income (2)						0.2
Other expenses (3)						(11.7)

Earnings before taxes and minority interest						$93.5

Loss ratio (5)	49.2%	—	45.7%	—	69.2%	48.0%
Expense ratio (6)	22.5%	1.2%	40.6%	—	27.1%	24.7%

Combined ratio (7)	71.7%	1.2%	86.3%	—	96.3%	72.7%

(in millions, except ratios)	RSUI	AIHL Re	CATA	EDC (1)	Darwin	AIHL
Nine months ended September 30, 2007

Gross premiums written	$945.1	$0.7	$162.8	$21.8	$209.5	$1,339.9
Net premiums written	559.0	1.8	156.6	18.8	148.6	884.8

Net premiums earned (2)	$528.5	$24.1	$148.2	$20.2	$131.9	$852.9
Loss and loss adjustment expenses	244.2	—	67.4	13.7	76.7	402.0
Underwriting expenses (3)	120.3	0.1	61.3	4.8	37.6	224.1

Underwriting profit (4)	$164.0	$24.0	$19.5	$1.7	$17.6	226.8

Net investment income (2)						110.1
Net realized capital losses (2)						20.9
Other income (2)						0.4
Other expenses (3)						(43.6)

Earnings before taxes and minority interest						$314.6

Loss ratio (5)	46.2%	—	45.5%	67.8%	58.2%	47.1%
Expense ratio (6)	22.8%	0.5%	41.3%	23.7%	28.5%	26.3%

Combined ratio (7)	69.0%	0.5%	86.8%	91.5%	86.7%	73.4%

Nine months ended September 30, 2006

Gross premiums written	$1,034.2	—	$141.1	—	$183.4	$1,358.7
Cessions to AIHL Re	(58.0)	58.0	—	—	—	—

Gross premiums written after AIHL Re	976.2	58.0	141.1	—	183.4	1,358.7
Net premiums written	503.9	58.0	134.8	—	115.1	811.8

Net premiums earned (2)	$500.4	$17.5	$127.7	—	$94.2	$739.8
Loss and loss adjustment expenses	248.5	—	58.1	—	65.2	371.8
Underwriting expenses (3)	102.3	0.2	54.3	—	25.7	182.5

Underwriting profit (4)	$149.6	$17.3	$15.3	—	$3.3	185.5

Net investment income (2)						87.4
Net realized capital gains (2)						15.0
Other income (2)						1.6
Other expenses (3)						(31.7)

Earnings before taxes and minority interest						$257.8

Loss ratio (5)	49.7%	—	45.4%	—	69.2%	50.2%
Expense ratio (6)	20.4%	1.2%	42.6%	—	27.3%	24.7%

Combined ratio (7)	70.1%	1.2%	88.0%	—	96.5%	74.9%

(1)	Includes the results of EDC, net of purchase accounting adjustments, commencing July 18, 2007. (See Note 9 to the Consolidated Financial Statements contained herein).

(2)	Represent components of total revenues.

(3)	Underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses directly attributable to underwriting activities, whereas the remainder constitutes other expenses.

(4)	Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or net realized capital gains. Underwriting profit does not replace net income determined in accordance with GAAP as a measure of profitability; rather, we believe that underwriting profit, which does not include net investment income and other income or net realized capital gains, enhances the understanding of AIHL’s insurance operating units’ operating results by highlighting net income attributable to their underwriting performance. With the addition of net investment income and other income and net realized capital gains, reported pre-tax net income (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting profit as an important measure in the overall evaluation of performance.

(5)	Loss and loss adjustment expenses divided by net premiums earned, all as determined in accordance with GAAP.

(6)	Underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.

(7)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on losses (including loss adjustment expenses) and underwriting expenses.
          Discussion of individual AIHL operating unit results follows, and AIHL investment results are discussed below under “Investments.”

RSUI
          The decrease in gross premiums written in the third quarter and first nine months of 2007 from the corresponding 2006 periods primarily reflects continuing and increasing pricing competition in RSUI’s general liability, umbrella and property lines of business. RSUI’s net premiums earned in the third quarter and first nine months of 2007 increased from the corresponding 2006 periods. The increase in property premiums earned is due primarily to reduced reinsurance limits being purchased and reduced rates paid for catastrophe and per risk coverage renewed at May 1, 2007. The increase in casualty premiums earned primarily reflects the growth of RSUI’s binding authority line of business which writes small, specialized coverages pursuant to underwriting authority arrangements with managing general agents.
          The decrease in loss and loss adjustment expenses in the 2007 third quarter from the corresponding 2006 period primarily reflects continued favorable current accident year loss experience for property and to a lesser extent, D&O lines of business and a release of $9.0 million of prior year reserves for the professional liability and D&O lines of business. The decrease in reserves for professional liability and D&O liability reflects favorable loss emergence in the 2003 and 2004 accident years following a recently completed reserve study.
          The decrease in loss and loss adjustment expenses in the first nine months of 2007 from the corresponding 2006 period primarily reflects continued favorable current accident year loss experience for property and to a lesser extent D&O lines of business, partially offset by a prior year net reserve adjustment of $8.8 million. The net reserve adjustment reflected an increase in estimated losses and LAE related to Hurricane Katrina in the amount of $30.9 million after reinsurance ($40.0 million before reinsurance), partially offset by an aggregate release of $22.1 million of prior year reserves for the professional liability and D&O liability lines of business. The increase in Hurricane Katrina reserves reflects the results of a review, completed during the 2007 second quarter, of Katrina loss and LAE reserves in light of the current uncertain legal environment. RSUI reviews its reserves quarterly. In the second quarter of 2007, settlements of pending claims were larger than expected, which contributed to RSUI’s decision to increase reserves for its remaining pending Hurricane Katrina claims. Future legal developments, to the extent adverse to the insurance industry, may result in additional adverse development in RSUI’s Hurricane Katrina loss and LAE reserves.
          The increase in underwriting expenses in the third quarter and first nine months of 2007 from the corresponding 2006 periods reflects higher salary and benefit expenses and lower ceding commissions earned by RSUI on its property surplus share reinsurance arrangements, which caused net commission expenses incurred to increase. RSUI’s underwriting profit for the third quarter and first nine months of 2007 increased from the corresponding 2006 periods, primarily reflecting an increase in net premiums earned and lower than expected current accident year property losses, partially offset by higher underwriting expenses and the net reserve adjustment of $8.8 million, as discussed above. Rates at RSUI in the first nine months of 2007 as compared with the first nine months of 2006 reflect overall industry trends of downward pricing as a result of increased competition, with decreased rates in all of RSUI’s lines of business, particularly with respect to the general liability and umbrella lines of business.
          As discussed in the 2006 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2007. RSUI, due to its reduction in exposed limits since May 1, 2006, sought a lesser amount of catastrophe reinsurance at renewal. In this regard, RSUI’s catastrophe reinsurance program for 2007-2008 covers $400.0 million of losses, before a 17.5 percent co-participation by RSUI, in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers, compared with coverage for $675.0 million of losses, before a 5.0 percent co-participation by RSUI, in excess of a $75.0 million net retention under the expired program. In addition, RSUI’s property per risk reinsurance program for the 2007-2008 period provides RSUI with reinsurance for $90.0 million of losses in excess of $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance, which is substantially similar to the expired program.
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
          AIHL Re’s underwriting profit in the first nine months of 2007 reflects the absence of catastrophe losses during the period. In connection with the expiration of the reinsurance agreement, the trust funds established to secure AIHL Re’s obligations to make payments to RSUI under such reinsurance agreement were dissolved and the $208.0 million in such funds was disbursed to AIHL.
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
CATA
          CATA’s net premiums earned in the third quarter and first nine months of 2007 increased from the corresponding 2006 periods, reflecting growth in gross and net premiums written in CATA’s property and casualty (including in excess and surplus markets) lines of business. The increase in loss and loss adjustment expenses in the third quarter and first nine months of 2007 from the corresponding 2006 periods reflects growth in net premiums earned, partially offset by reductions of reserves for prior accident years. Underwriting expenses for the third quarter and first nine months of 2007 increased from the corresponding 2006 periods, primarily reflecting higher commissions and other acquisition-related expenses as a consequence of increased premium volumes.
          CATA’s underwriting profit for the first nine months of 2007 increased from the corresponding 2006 period, primarily reflecting favorable loss emergence principally in its liability and commercial surety lines of business. Such favorable loss emergence resulted in a release in the third quarter and first nine months of 2007 of $4.6 million and $14.0 million, respectively, of prior year reserves, compared with a release of prior year reserves in the third quarter and first nine months of 2006 of $4.8 million and $11.1 million, respectively. In addition, an increase in net premiums earned in its property and casualty lines of business was partially offset by higher than expected property loss frequency and severity in the first nine months of 2007.
          CATA experienced increased competition and decreased rates in its property and casualty and commercial surety lines of business during the first nine months of 2007, compared with the corresponding 2006 period.
EDC
          AIHL include the results of EDC, net of purchase accounting adjustments, commencing July 18, 2007. (See Note 9 to the Consolidated Financial Statements contained herein).
Darwin
          The increase in gross premiums written at Darwin in the third quarter and first nine months of 2007 from the corresponding 2006 periods reflects growth in Darwin’s E&O and medical malpractice lines of business. The increase in net premiums earned in the third quarter and first nine months of 2007 from the corresponding 2006 periods primarily reflects the increase in gross premiums written, an increase in retentions under Darwin’s reinsurance programs, and a reduction of ceded premiums, connected to a loss reserve release for prior accident years.
          The increase in loss and loss adjustment expenses and underwriting expenses in the third quarter and first nine months of 2007 compared with the corresponding 2006 periods primarily reflects an increase in premium volume, partially offset by a reduction of reserves for prior accident years.
          Darwin’s underwriting profit for the first nine months of 2007 increased from the corresponding 2006 period, primarily reflecting an increase in net premiums earned and releases of prior year loss reserves and corresponding adjustments in ceded reinsurance premiums totaling $12.6 million, compared with $1.3 million in the comparable 2006 period, partially offset by increases in loss and loss adjustment expenses and underwriting expenses related to the growth of Darwin’s business. The $12.6 million adjustment in the first nine months of 2007 includes $3.8 million of loss reserve releases and a corresponding $0.8 million reduction in ceded reinsurance premiums made in the 2007 third quarter, due to continued favorable loss development. The remainder of the $12.6 million relates to loss reserve releases and corresponding adjustments in ceded reinsurance premiums made in the first half of 2007, reflecting a change in reserving methodology to give greater weight to historical claims experience.
          Darwin experienced increased competition and decreased rates across all of its lines of business during the first nine months of 2007, compared with the corresponding 2006 period.
          Darwin reinsures all of its lines of business through a program consisting of a variety of excess of loss treaties. In April 2007, Darwin completed the renewal of its main reinsurance program. For Darwin’s medical lines of business, the new program provides coverage for $10.0 million of losses, before a 15 percent co-participation by Darwin, in excess of a $1.0 million net retention, with premiums no longer varying depending on profitability as under the expired program. For Darwin’s non-medical lines of business, the new program provides coverage in layers. The first layer applies to all lines, other than commercial and healthcare D&O and financial institutions and managed care E&O, and provides coverage for $1.0 million of losses, before a 25 percent Darwin co-participation, in excess of a $1.0 million retention. The next layer, for all professional and managed care lines, covers $3.0 million of losses, before a 25 percent co-participation by Darwin, in excess of a $2.0 million net retention. The third layer provides coverage for up to $10.0 million of losses, before a 15.0 percent co-participation by Darwin, in excess of $5.0 million of losses for non-publicly traded D&O liability (other than Side-A only liability) and primary insurance agents E&O liability and for $5.0 million of losses for other non-medical lines, before a 15.0 percent co-participation by Darwin, in excess of $5.0 million of losses. The last layer provides coverage for $5.0 million of losses for Darwin’s Side-A only D&O liability, before a 10 percent co-participation by Darwin, in excess of $15.0 million of losses, and for $10.0 million of losses for Managed Care E&O, before a 10 percent co-participation by Darwin, in excess of $10.0 million of losses. As with its medical reinsurance program, premiums no longer vary depending on profitability as under the expired program, but ceding commissions may vary.
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

					Workers’
(in millions)	Property	Casualty(1)	CMP(2)	Surety	Comp(3)	All Other(4)	Total

At September 30, 2007
Gross loss and LAE reserves	$377.4	$1,809.2	$85.0	$20.2	$179.0	$71.1	$2,541.9

Reinsurance recoverables on unpaid losses	(164.5)	(709.6)	(0.8)	(0.2)	(11.6)	(46.6)	(933.3)

Net loss and LAE reserves	$212.9	$1,099.6	$84.2	$20.0	$167.4	$24.5	$1,608.6

At December 31, 2006
Gross loss and LAE reserves	$598.3	$1,503.5	$86.2	$18.4	$11.5	$86.7	$2,304.6

Reinsurance recoverables on unpaid losses	(348.4)	(608.7)	(1.1)	(0.2)	—	(51.4)	(1,009.8)

Net loss and LAE reserves	$249.9	$894.8	$85.1	$18.2	$11.5	$35.3	$1,294.8

(1)	Primarily consists of excess and umbrella, D&O liability, professional liability, general liability and medical malpractice liability.

(2)	Commercial multiple peril.

(3)	Workers’ compensation amounts at September 30, 2007 include EDC, net of purchase accounting adjustments (See Note 9 to the Consolidated Financial Statements contained herein). Such adjustments include a minor reduction of gross and net loss and LAE for acquisition-date discounting, as required under purchase accounting. Workers’ compensation amounts at December 31, 2006 and September 30, 2007 include minor workers’ compensation balances from CATA, which were previously classified as “casualty.”

(4)	Primarily consists of loss and LAE reserves for discontinued lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees. The loss and LAE reserves are ceded 100 percent to the sellers. Additional information regarding the loss reserve guarantees can be found in Note 5 to the Consolidated Financial Statements contained in our 2006 10-K.
Changes in Loss and LAE Reserves between September 30, 2007 and December 31, 2006
          Gross Reserves. The increase in gross loss and LAE reserves at September 30, 2007 from December 31, 2006 primarily reflects increases in workers’ compensation and casualty gross loss and LAE reserves, partially offset by a net reduction in RSUI’s property gross loss and LAE reserves. The increase in workers’ compensation gross loss and LAE reserves is due to the acquisition of EDC. The increase in casualty gross loss and LAE reserves primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior casualty accident years at RSUI and Darwin, partially offset by releases of prior year reserves. The decrease in property gross loss and LAE reserves is mainly due to gross loss payments on 2004 and 2005 hurricane related losses, principally Hurricane Katrina.

          Net Reserves. The increase in net loss and LAE reserves at September 30, 2007 from December 31, 2006 primarily reflects increases in workers’ compensation and casualty net loss and LAE reserves. The increase in workers’ compensation gross loss and LAE reserves is due to the acquisition of EDC. The increase in casualty gross loss and LAE reserves is due to RSUI and Darwin, and primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior casualty accident years, and lower reinsurance utilization, partially offset by releases of prior year reserves. Slightly lower loss and LAE property reserves is mainly due to loss payments on 2004 and 2005 hurricane related losses, principally Hurricane Katrina, partially offset by an increase in estimated losses, net of reinsurance recoverables on unpaid losses, related to Hurricane Katrina.
Reinsurance Recoverables
          At September 30, 2007, AIHL had total reinsurance recoverables of $982.6 million, consisting of $933.3 million of ceded outstanding losses and LAE and $49.3 million of recoverables on paid losses. Approximately 90.5 percent of AIHL’s reinsurance recoverables balance at September 30, 2007 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher.
Corporate Activities Results from Operations
          Corporate activities recorded a pre-tax loss of $5.8 million on revenues of $2.4 million for the 2007 third quarter, compared with a pre-tax loss of $7.4 million on revenues of $6.2 million in the corresponding period of 2006, and pre-tax earnings of $57.1 million on revenues of $85.0 million for first nine months of 2007, compared with pre-tax earnings of $4.1 million on revenues of $41.0 million in the corresponding period of 2006. The 2007 third quarter results primarily reflect a decrease in corporate administration expenses due to lower executive compensation expense compared with the corresponding 2006 period, partially offset by a decrease in net investment income, primarily reflecting losses in our Homesite and partnership investments. The results for the first nine months of 2007 primarily reflect net realized capital gains at the parent level of $55.9 million resulting from the sale of approximately 809,000 shares of Burlington Northern common stock during the first quarter of 2007. In addition, the results for the first nine months of 2007 also reflect a sale by Alleghany Properties of real property which generated a net pre-tax gain of $7.2 million, compared with a net pre-tax gain of $23.1 million generated by a sale of real property by Alleghany Properties during the corresponding 2006 period.
          For the third quarter and first nine months of 2007, net investment income includes ($1.3) million and $4.9 million of Alleghany’s equity in earnings of Homesite, net of purchase accounting adjustments.
Investments
          On a consolidated basis, Alleghany’s invested asset portfolio was approximately $4.7 billion as of September 30, 2007, an increase of 16.3 percent from approximately $4.1 billion at December 31, 2006. Of the $0.6 billion increase, approximately $0.1 billion is due to the addition of EDC’s invested asset portfolio, consisting entirely of fixed income securities, less the acquisition price (See Note 9 to the Consolidated Financial Statements contained herein). The credit quality of EDC’s fixed income portfolio is comparable to that of AIHL’s.

          At September 30, 2007, the average duration of Alleghany’s debt securities portfolio was 4.08 years, compared with 4.21 years at December 31, 2006.
          The invested asset portfolio generated net investment income of $127.5 million for the first nine months of 2007, of which $110.1 million was generated by AIHL and $17.4 million was generated by corporate activities. These amounts were $101.7 million, $87.4 million, and $14.3 million, respectively, for the comparable 2006 period. The increase in AIHL’s net investment income in the first nine months of 2007 was due principally to strong underwriting cash flow and the net positive effect from the acquisition of EDC. The increase in net investment income for corporate activities in the first nine months of 2007 is due principally to the reinvestment of proceeds from our mandatory convertible preferred stock offering (after capitalization of AIHL Re), which occurred during the 2006 second quarter.
          The sales within our invested asset portfolio generated net realized capital gains of $77.0 million for the first nine months of 2007, reflecting net realized capital gains of $56.1 million generated by corporate activities and $20.9 million generated by AIHL. These amounts were $17.4 million, $2.4 million, and $15.0 million, respectively, for the comparable 2006 period. As noted above, the net realized capital gains for corporate activities in the first nine months of 2007 were due principally to the sale of Burlington Northern common stock in the first quarter of 2007. As of September 30, 2007, we held approximately 5.0 million shares of Burlington Northern common stock with an aggregate market value at that date of approximately $405.9 million. The aggregate cost of such shares is approximately $60.4 million, or $12.07 per share. In the first nine months of 2007, AIHL recorded $7.7 million of unrealized capital losses in its investment portfolio that were deemed to be other than temporary. Of the $7.7 million of unrealized capital losses, $6.6 million related to its mortgage- and asset-backed bond portfolio that were deemed to be other than temporary during the first quarter of 2007, and $1.1 million related to its equity portfolio that were deemed to be other than temporary during the third quarter of 2007. The $7.7 million of unrealized capital losses was more than offset by $28.6 million of net realized capital gains on the sale of securities by AIHL, due principally to the sale of common stock holdings in the energy and mining sectors in the 2007 third quarter. The net realized capital gains generated by AIHL in the first nine months of 2006 were due principally to the sale of a large common stock holding in the energy sector in May 2006.
Financial Condition
          Stockholders’ equity increased to $2,694.9 million as of September 30, 2007, compared with $2,423.2 million as of December 31, 2006, representing an increase of 11.2 percent, due primarily to net earnings in the first nine months of 2007.
          As of December 31, 2006, our wholly-owned subsidiary Alleghany Funding Corporation, or “Alleghany Funding,” had outstanding notes payable of $80.0 million, which were secured by a $91.5 million installment note receivable. At the time of the debt issuance, Alleghany Funding also entered into a related interest rate swap agreement with a notional amount of $86.2 million for the purpose of matching interest expense with interest income. Pursuant to the swap, Alleghany Funding paid a variable rate equal to the one-month commercial paper rate plus 0.0625 percent and received a variable rate equal to the three-month LIBOR rate plus 0.375 percent. The notes payable, installment note receivable and swap matured on January 22, 2007, without gain or loss.

          We and our subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of our and their businesses, respectively.
          In August 2007, we made a capital contribution of $50.0 million to EDC, which EDC contributed to EDIC. As of September 30, 2007, substantially all of EDIC’s equity of $248.5 million was unavailable for dividends or advances to us without prior approval of the California Department of Insurance.
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
          In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued. This Interpretation clarifies the accounting for income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The implementation did not have any impact on our results of operations and financial condition, and we did not have any unrecognized tax benefits as of January 1, 2007 or September 30, 2007.
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
          The table below presents a sensitivity analysis of our consolidated debt securities as of September 30, 2007. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, we use fair values to measure its potential change, and a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical September 30, 2007 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding.
At September 30, 2007 ( in millions)

Interest rate shifts	-300	-200	-100	0	100	200	300

Debt securities, fair value	$3,518.2	$3,386.1	$3,257.8	$3,129.5	$3,000.6	$2,873.2	$2,749.9
Estimated change in fair value	$388.7	$256.6	$128.3	—	($128.9)	($256.3)	($379.6)
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
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS.
There are no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2006 10-K, except for the following risk factors which have been revised or added in connection with the closing of our acquisition of EDC in July 2007. You should refer to our 2006 10-K for other disclosures regarding the risks and uncertainties related to our businesses.
Insurance regulations in the State of California, where EDC primarily operates, have caused and may continue to cause downward pressure on the rates charged by EDC.
          EDC, as a mono-line workers’ compensation insurer writing substantially all of its business in the State of California, is required to take into account the workers’ compensation insurance regulatory regime of California in setting the rates for coverage. Since 2002, three key pieces of workers’ compensation regulation reform have been enacted which reformed medical determinations of injuries or illness, established medical fee schedules, allowed for the use of medical provider panels, modified benefit levels, changed the proof needed to file claims, and reformed many additional areas of the benefits and delivery system for workers’ compensation. These legislative reforms have reduced claim costs in California and, as a result, workers’ compensation insurers in California reduced their rates. Several attempts have been made to institute additional forms of rate regulation in California; however, none of those attempts have been enacted as of September 30, 2007. The passage of any form of rate regulation in California which does not result in reduced costs could impair EDC’s ability to operate profitably in California, and any such impairment could have a material adverse effect on EDC’s financial condition and results of operations.
EDC’s geographic concentration in California ties its performance to the business, economic, demographic, competitive and regulatory conditions in California. Any deterioration in theses conditions in California could materially adversely affect EDC’s financial condition and results of operations.

          EDC writes substantially all of its business in the State of California and thus is subject to business and economic conditions in California. If these conditions deteriorate and result in the departure of a significant number of businesses from California or their insolvency, EDC’s financial condition and results of operations could be adversely affected. Similarly, if the pool of workers declines in California due to demographic trends, EDC’s financial condition and results of operations could also be adversely affected. In addition, EDC’s geographic concentration in California could subject EDC to pricing pressure as a result of competitive or regulatory forces. EDC has experienced such pressure in the past, and there is no assurance that EDC will not be subject to such pressure in California in the future.
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

ALLEGHANY CORPORATION Registrant
Date: November 6, 2007	/s/ Roger B. Gorham
Roger B. Gorham
Senior Vice President (and chief financial officer)