Form 10-K
period 2007-12-31
ALLEGHANY CORP /DE
filed 2008-02-27
CIK 775368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-9371

ALLEGHANY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	51-0283071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7 Times Square Tower, New York, New York (Address of principal executive offices)	10036 (Zip Code)

Registrant’s telephone number, including area code:
212/752-1356
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1.00 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company.  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value (based upon the closing price of these shares on the New York Stock Exchange) of the shares of Common Stock of Alleghany Corporation held by non-affiliates was $2,586,573,728.

As of February 25, 2008, 8,159,306 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Stockholders of Alleghany Corporation to be held on April 25, 2008 are incorporated into Part III of this Form 10-K Report.

ALLEGHANY CORPORATION

Form 10-K Report
For The Year Ended December 31, 2007

Description

PART I

References in this Form 10-K Report to the “Company,” “Alleghany,” “we,” “us” and “our” refer to Alleghany Corporation and its consolidated subsidiaries, unless the context otherwise requires. In addition, unless the context otherwise requires, references to

•	“AIHL” are to our insurance holding company subsidiary Alleghany Insurance Holdings LLC,

•	“RSUI” are to our subsidiary RSUI Group, Inc. and its subsidiaries,

•	“CATA” are to our subsidiary Capitol Transamerica Corporation and its subsidiaries, and also includes the operations and results of Platte River Insurance Company, or “Platte River,” unless the context otherwise requires,

•	“Darwin” are to our majority-owned subsidiary Darwin Professional Underwriters, Inc. and its subsidiaries,

•	“EDC” are to our subsidiary Employers Direct Corporation and its subsidiaries,

•	“AIHL Re” are to our subsidiary AIHL Re LLC, and

•	“Alleghany Properties” are to our subsidiary Alleghany Properties Holdings LLC and its subsidiaries.

Items 1 and 2.  Business and Properties.

Business Overview

We were incorporated in 1984 under the laws of the State of Delaware. In December 1986, we succeeded to the business of our parent company, Alleghany Corporation, a Maryland corporation incorporated in 1929, upon its liquidation. We are engaged, through AIHL and its subsidiaries RSUI, CATA, Darwin and EDC, in the property and casualty and surety insurance business. We also own and manage properties in the Sacramento, California region through our subsidiary Alleghany Properties. In June 2006, we established AIHL Re as a captive reinsurance subsidiary of AIHL, and AIHL Re is available to provide reinsurance to our insurance operating units and affiliates.

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

On December 29, 2006, AIHL invested approximately $120.0 million in Homesite Group Incorporated, or “Homesite,” a national, full-service, mono-line provider of homeowners insurance. As consideration for its $120.0 million investment, Alleghany received shares of common stock of Homesite representing approximately 32.9 percent of Homesite’s outstanding common stock.

On July 18, 2007, AIHL acquired EDC, the holding company of Employers Direct Insurance Company, a workers’ compensation insurance company domiciled in California, for a purchase price of approximately $198.1 million, including approximately $5.6 million of incurred acquisition costs. AIHL owns approximately 98.4 percent of the common stock of EDC with EDC senior management owning the remainder.

In 2007, we studied a number of potential acquisitions in addition to EDC. We intend to continue to expand our operations through internal growth at our subsidiaries, as well as through possible operating company acquisitions and investments. At December 31, 2007, we had 951 employees, with 935 at our subsidiaries and 16 at the parent level, including employees of Alleghany Capital Partners LLC, our recently established asset management subsidiary, primarily responsible for managing the equity portfolios of our insurance operating units. Our principal executive offices are located in leased office space of approximately 14,200 square feet at 7 Times Square Tower, New York, New York 10036, and our telephone number is (212) 752-1356.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” are available, free of charge, on our website at www.alleghany.com, as soon as reasonably practicable after we electronically file or furnish this material to the Securities and Exchange Commission, or “SEC.” Our Financial Personnel Code of Ethics, Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters for our Audit, Compensation and Nominating and Governance Committees are also available on our website. In addition, you may obtain, free of charge, copies of any of the above reports or documents upon request to the Secretary of Alleghany.

We refer you to Items 7 and 8 of this Form 10-K Report for further information about our business in 2007. Our consolidated financial statements are set forth in Item 8 of this Form 10-K Report and include our accounts and the accounts of our subsidiaries for all periods presented.

Property and Casualty and Surety Insurance Businesses

General Description of Business

AIHL is our holding company for our property and casualty and surety insurance operations, which are conducted through RSUI, headquartered in Atlanta, Georgia, CATA, headquartered in Middleton, Wisconsin, Darwin, headquartered in Farmington, Connecticut, and EDC, headquartered in Agoura Hills, California. Surety operations are conducted through CATA. AIHL Re, our Vermont-domiciled captive reinsurance company, is available to provide reinsurance to our insurance operating units and affiliates. Since December 31, 2006, AIHL has also owned an approximately 32.9 percent stake in Homesite, a national, full-service, mono-line provider of homeowners insurance. Unless we state otherwise, references to AIHL include the operations of RSUI, CATA, Darwin, EDC and AIHL Re.

In general, property insurance protects an insured against financial loss arising out of loss of property or its use caused by an insured peril. Casualty insurance protects the insured against financial loss arising out of the insured’s obligation to others for loss or damage to persons, including, with respect to workers’ compensation insurance, persons who are employees, or property. In 2007, property insurance accounted for approximately 36.3 percent and casualty insurance accounted for approximately 60.7 percent of AIHL’s gross premiums written. Surety bonds, both commercial and contract, are three-party agreements in which the issuer of the bond (the surety) joins with a second party (the principal) in guaranteeing to a third party (the owner/obligee) the fulfillment of some obligation on the part of the principal to the owner/obligee. In 2007, surety bonds accounted for approximately 3.0 percent of AIHL’s gross premiums written.

RSUI

General.  RSUI, which includes the operations of its operating subsidiaries RIC and Landmark, underwrites specialty insurance coverages in the property, umbrella/excess, general liability, directors and officers liability, or “D&O,” and professional liability lines of business. RSUI writes business on an admitted basis primarily through RIC in the 47 states and the District of Columbia where RIC is licensed and subject to form and rate regulations. RSUI writes business on an approved, non-admitted basis primarily through Landmark, which, as a non-admitted company, is not subject to state form and rate regulations and thus has more flexibility in its rates and coverages for specialized or hard-to-place risks. As of December 31, 2007, Landmark was approved to write business on a non-admitted basis in 49 states and on an admitted basis in Oklahoma. On September 28, 2007, RSUI formed Covington Specialty Insurance Company, a New Hampshire domiciled insurer, to support future non-admitted business written primarily by RSUI’s binding authority department, which writes small, specialized coverages pursuant to underwriting authority arrangements with managing general agents.

RIC and Landmark entered into a quota share arrangement, effective as of September 1, 2003, whereby Landmark cedes 90 percent of all premiums and losses, net of third-party reinsurance, to RIC. As of December 31, 2007, the statutory surplus of RIC was approximately $1,084.0 million and the statutory surplus of Landmark was $133.5 million. RIC is rated A (Excellent) by A.M. Best Company, Inc., or “A.M. Best,” an independent organization that analyzes the insurance industry, and Landmark is rated A (Excellent) on a reinsured basis by A.M. Best. RSUI leases approximately 133,000 square feet of office space in Atlanta, Georgia for its headquarters and approximately 34,000 square feet of office space in Sherman Oaks, California.

Distribution.  At December 31, 2007, RSUI conducted its insurance business through approximately 151 independent wholesale insurance brokers located throughout the United States and nineteen managing general agents. RSUI’s wholesale brokers are appointed on an individual basis based on management’s appraisal of expertise and experience, and only specific locations of a wholesale broker’s operations may be appointed to distribute RSUI’s products. Producer agreements which stipulate premium collection, payment terms and commission arrangements are in place with each wholesale broker. No wholesale broker holds underwriting, claims or reinsurance authority, with the exception of underwriting authority arrangements with nineteen managing general agents for small, specialized coverages. RSUI’s top five producing wholesale brokers accounted for approximately 50 percent of gross premiums written by RSUI in 2007. RSUI’s top two producing wholesale brokers, Swett & Crawford Group and CRC Insurance Services, each accounted for approximately 30 percent of AIHL’s gross premiums written in 2007.

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

CATA

General.  CATA, primarily through its wholly-owned subsidiaries Capitol Indemnity Corporation, or “Capitol Indemnity,” and Capitol Specialty Insurance Corporation, or “CSIC,” operates in 50 states and the District of Columbia, with a geographic concentration in the Midwestern and Plains states. Capitol Indemnity conducts its property and casualty insurance business on an admitted basis except in California where it operates as an approved, non-admitted insurer. Capitol Indemnity also writes surety products such as commercial surety bonds and contract surety bonds on a national basis. Commercial surety bonds include all surety bonds other than contract surety bonds and cover obligations typically required by law or regulation, such as license and permit coverage. Capitol Indemnity offers contract surety bonds in the non-construction segment of the market which secure performance under supply, service and maintenance contracts and developer subdivision bonds. CSIC conducts substantially all of its business on an approved, non-admitted basis and writes primarily specialty lines of property and casualty insurance for certain types of businesses or activities, including barber and beauty shops, bowling alleys, contractors, restaurants and taverns. Platte River is licensed in 50 states and the District of Columbia and operates in conjunction with Capitol Indemnity primarily by providing surety products and offering pricing flexibility in those jurisdictions where both Capitol Indemnity and Platte River are licensed. The property and casualty business of CATA accounted for approximately 74 percent of its gross premiums written in 2007, while the surety business accounted for the remainder.

As of December 31, 2007, the statutory surplus of Capitol Indemnity was approximately $210.1 million, the statutory surplus of CSIC was $31.9 million, and the statutory surplus of Platte River was approximately $40.2 million. Capitol Indemnity, CSIC and Platte River are rated A (Excellent) on a reinsured basis by A.M. Best. CATA leases approximately 55,000 square feet of office space in Middleton, Wisconsin for its and Platte River’s headquarters.

Distribution.  CATA conducts its insurance business through independent and general insurance agents located throughout the United States, with a concentration in the Midwestern and Plains states. At December 31, 2007, CATA had approximately 309 independent agents and 60 general agents licensed to write property and casualty and surety coverages, as well as approximately 289 independent agents licensed only to write surety coverages. The general agents write very little surety business and have full quoting and binding authority within the parameters of their agency contracts with respect to the property and casualty business that they write. Certain independent agents have binding authority for specific business owner policy products, including property and liability coverages, and non-contract surety products. No agent of CATA had writings in excess of 10 percent of AIHL’s gross premiums written in 2007.

Underwriting.  CATA’s underwriting strategy emphasizes underwriting profitability. Key elements of this strategy are prudent risk selection, appropriate pricing and coverage customization. All accounts are reviewed on an individual basis to determine underwriting acceptability. CATA is a subscriber to the Insurance Service Organization, or “ISO,” and the Surety and Fidelity Association of America, or “SFAA,” insurance reference resources recognized by the insurance industry. Underwriting procedures, rates and contractual coverage obligations are based on procedures and data developed by the ISO for property and casualty lines and by the SFAA for surety lines. Underwriting acceptability is determined by type of business, claims experience, length of time in business and business experience, age and condition of premises occupied and financial stability. Information is obtained from, among other sources, agent applications, financial reports and on-site loss control surveys. If an account does not meet predetermined acceptability parameters, coverage is declined. If an in-force policy becomes unprofitable due to extraordinary claims activity or inadequate premium levels, a non-renewal notice is issued in accordance with individual state statutes and rules.

Darwin Professional Underwriters

General.  Darwin is a specialty property and casualty insurance group focused principally on three broad professional liability market lines of business: D&O, errors and omissions liability, or “E&O,” and medical malpractice liability. In 2007, Darwin began writing general liability, or “GL,” policies, with a small book of short-line railroad liability business. Darwin was initially formed in March 2003 as an underwriting manager for CATA. As of December 31, 2007, DNA was licensed or authorized to write business in 49 states and the District of Columbia, and Darwin Select was licensed on an admitted basis to write business in its state of domicile and authorized to write business on a surplus lines basis in 47 additional states. At December 31, 2007, DNA’s statutory surplus was approximately $217.4 million and Darwin Select’s statutory surplus was approximately $45.6 million. DNA and Darwin Select are rated A- (Excellent) on a reinsured basis by A.M. Best. Darwin leases approximately 25,000 square feet of office space in Farmington, Connecticut for its headquarters.

On May 24, 2006, Darwin closed the initial public offering of its common stock and used all of the proceeds to reduce Alleghany’s equity interests in Darwin by redeeming Darwin preferred stock held by Alleghany. Alleghany continues to own approximately 55 percent of the total outstanding shares of common stock of Darwin, with no preferred stock outstanding.

Distribution.  Darwin is selective in establishing relationships with distribution partners. Its business development staff is responsible for selecting brokers and agents, training them to market and sell Darwin’s products and monitoring their operations to ensure compliance with Darwin’s production and profitability standards. Currently, Darwin sells its products through approximately 180 distribution partners, including brokers, agents and five program administrators, one in Darwin’s municipal entity and public officials E&O class of business, one in Darwin’s psychiatrists medical malpractice liability class of business, one in Darwin’s GL program for short-line railroads and the remaining two in select E&O classes of business. Darwin’s selection criteria for distribution partners and program administrators include profitability, reputation, and shared values with Darwin. Authority to bind policies is delegated carefully, audits by Darwin are regular and Darwin retains responsibility for claims administration. Darwin’s distribution partners produce business through traditional channels as well as through “i-bind,” its web-based underwriting system. No Darwin distribution partner had writings in excess of 10 percent of AIHL’s gross premiums written in 2007.

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

Employers Direct Corporation

General.  EDC’s main business is workers’ compensation insurance, which is conducted on a direct basis through its wholly-owned subsidiary Employers Direct Insurance Company, or “EDIC.” EDIC was granted its Certificate of Authority by the California Department of Insurance and began writing workers’ compensation insurance on January 1, 2003. In 2007, EDIC was also licensed by the states of Arizona and Nevada, but its sales effort is almost exclusively focused in California. Workers’ compensation insurance provides coverage for the statutorily prescribed benefits that employers are obligated to provide for their employees who are injured in the course of employment. In 2007, EDC formed eDirect Insurance Services, Inc. which does business as Plenary Insurance Services, or “Plenary.” Plenary is a commercial retail intermediary insurance brokerage and consulting company which specializes in the marketing and cross-selling to current EDIC policyholders of employee benefits and health and welfare plans, executive benefits, and voluntary benefits, which are employee benefit programs where the employee pays, generally through payroll deductions, 100 percent of the cost of benefits.

As of December 31, 2007, the statutory surplus of EDIC was approximately $182.8 million. EDIC is rated A- (Excellent) by A.M. Best. EDC leases approximately 66,000 square feet of office space in Agoura Hills, California.

Distribution.  EDIC markets and sells its products through a direct sales force, which it believes has several important advantages over the independent agent-broker system by significantly reducing policy acquisition expenses, providing greater control over the risk selection process, leading to a high persistency rate, and accelerating premium collection lead times.

Underwriting.  EDIC employs a broad-based and strict underwriting process, with underwriting standards that contain minimum sizes, retention levels and prohibited risk classes. Aggregate exposures are limited with respect to risk classifications and any individual insured. Exposure is managed by generally avoiding industries and businesses considered to involve the potential for severe losses or high exposure to multiple injuries resulting from a single occurrence. Target employers include those who have a firm commitment to safety, returning injured workers to modified duty, and a genuine interest in lowering their insurance costs by partnering with EDIC.

EDIC develops individual pricing plans and customizes loss control and claims programs to help its customers achieve EDIC’s targeted loss ratio. The underwriting process focuses on each individual risk involving a detailed and disciplined analysis. Each potential insured is evaluated for its acceptability, risk and loss exposures, and EDIC’s ability to offer a competitive price consistent with its targeted loss ratio. The underwriting department monitors the performance of each account throughout the coverage period, and upon renewal, the profitability of each account is reviewed and integrated into the terms and conditions of any coverage going forward.

AIHL Re LLC

AIHL Re was formed in June 2006 as a captive reinsurance subsidiary of AIHL to provide catastrophe reinsurance coverage for RSUI. AIHL Re and RSUI entered into a reinsurance agreement, effective July 1, 2006, whereby AIHL Re, in exchange for market-based premiums, took that portion of RSUI’s catastrophe reinsurance program not covered by third-party reinsurers. This reinsurance coverage expired on April 30, 2007 and AIHL Re is not participating in RSUI’s catastrophe reinsurance program for the 2007-2008 period. The cumulative premiums ceded from RSUI to AIHL Re under this agreement for the coverage period was $59.1 million, which reflects a $1.1 million premium adjustment recorded during the second quarter of 2007. In connection with the expiration of the reinsurance agreement, the trust funds established to secure AIHL Re’s obligations to make payments to RSUI under such reinsurance agreement were dissolved and the $208.0 million in such funds was disbursed to AIHL.

AIHL Re and Homesite entered into a reinsurance agreement, effective April 1, 2007, whereby AIHL Re, in exchange for an annual premium of approximately $2.0 million, provides $20.0 million of excess-of-loss reinsurance coverage to Homesite under its catastrophe reinsurance program. Homesite’s catastrophe exposure is concentrated in the Northeast region of the United States. To secure AIHL Re’s obligations to make payments to Homesite under the April 1, 2007 agreement, a deposit of $20.0 million was made into a trust fund established for the benefit of Homesite.

AIHL Re had no employees at December 31, 2007.

Changes in Historical Net Loss and Loss Adjustment Expense Reserves

The following table shows changes in historical net loss and loss adjustment expense, or “LAE,” reserves for AIHL for each year since 2002. The first line of the upper portion of the table shows the net reserves at December 31 of each of the indicated years, representing the estimated amounts of net outstanding losses and loss adjustment expenses for claims arising during that year and in all prior years that are unpaid, including losses that have been incurred but not yet reported to AIHL’s insurance operating units. The upper (paid) portion of the table shows the cumulative net amounts paid as of December 31 of successive years with respect to the net reserve liability for each year. The lower portion of the table shows the re-estimated amount of the previously recorded net reserves for each year based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about claims for individual years. In evaluating the information in the table, it should be noted that a reserve amount reported in any period includes the effect of any subsequent change in such reserve amount. For example, if a loss was first reserved in 2002 at $100,000 and was determined in 2003 to be $150,000, the $50,000 deficiency would be included in the Cumulative (Deficiency) Redundancy row shown below for each of the years 2002 through 2006.

Conditions and trends that have affected the development of the net reserve liability in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

Changes in Historical Net Reserves for Losses and LAE

	Years Ended December 31
	2002	2003	2004	2005	2006	2007
	(in thousands)

Net liability as of the end of year	$113,705	$275,962	$640,920	$1,039,804	$1,294,858	$1,664,714
Cumulative amount of net liability paid as of:
One year later	47,396	72,604	239,636	178,652	255,312
Two years later	80,557	116,784	312,479	367,768	—
Three years later	100,104	149,646	367,766	—	—
Four years later	100,124	173,684	—	—	—
Five years later	115,830
Net liability re-estimated as of:
One year later	133,962	268,663	633,517	1,027,844	1,268,822
Two years later	147,964	264,584	621,960	1,018,058	—
Three years later	149,008	268,079	595,138	—	—
Four years later	150,745	263,828	—	—	—
Five years later	153,478
Cumulative (Deficiency) Redundancy	(39,773)	12,134	45,782	21,746	26,036
Gross Liability-End of Year	$258,471	$437,994	$1,232,337	$2,581,041	$2,304,644	$2,580,056
Less: Reinsurance Recoverable	144,766	162,032	591,417	1,541,237	1,009,786	915,342

Net Liability-End of Year	$113,705	$275,962	$640,920	$1,039,804	$1,294,858	$1,664,714

Gross Re-estimated Liability-Latest	$297,237	$444,536	$1,189,695	$2,481,017	$2,248,977
Re-estimated Recoverable-Latest	143,759	180,708	594,557	1,462,959	980,155

Net Re-estimated Liability-Latest	$153,478	$263,828	$595,138	$1,018,058	$1,268,822

Gross Cumulative (Deficiency) Redundancy	$(38,766)	$(6,542)	$42,642	$100,024	$55,667

The significant net cumulative deficiency in 2002 principally reflects strengthening of CATA’s asbestos and environmental reserves. Information with respect to these reserves is set forth on pages 16 to 18 of this Form 10-K Report. The net cumulative redundancies in 2004, 2005 and 2006 primarily reflect net reserve releases by CATA, RSUI and Darwin which are discussed on pages 35 and 36 and pages 42 through 45 of this Form 10-K Report, partially offset by catastrophe related net reserve increases by RSUI in 2006 and 2007. RSUI’s 2006 and 2007 reserving actions primarily reflect increases in estimated ultimate losses related to Hurricane Katrina, partially offset by reserve releases related to RSUI’s casualty lines of business, as discussed on pages 42 and 43 of this Form 10-K Report.

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

Reconciliation of Reserves for Losses and LAE from SAP Basis to GAAP Basis

	2007	2006	2005

Statutory reserves	$1,669,216	$1,295,517	$1,040,682
Reinsurance recoverables*	915,342	1,009,786	1,541,237
Purchase accounting adjustment	(4,502)	(659)	(878)

GAAP reserves	$2,580,056	$2,304,664	$2,581,041

*	Reinsurance recoverables in this table include only ceded loss reserves. Amounts reflected under the caption “Reinsurance recoverables” on our consolidated balance sheets set forth in Item 8 of this Form 10-K Report also include paid loss recoverables.

The reconciliation of beginning and ending aggregate reserves for unpaid losses and LAE of AIHL for the last three years is shown below (in thousands):

Reconciliation of Reserves for Losses and LAE

	2007	2006	2005

Reserves as of January 1	$2,304,644	$2,581,041	$1,232,337
Reserves acquired	165,000	—	—
Less: reinsurance recoverables	1,009,786	1,541,237	591,417

Net reserves	1,459,858	1,039,804	640,920

Incurred loss, net of reinsurance, related to:
Current year	595,200	510,914	755,180
Prior years	(44,871)	(11,960)	(7,213)

Total incurred loss, net of reinsurance	550,329	498,954	747,967

Paid loss, net of reinsurance, related to:
Current year	76,474	65,248	109,431
Prior years	268,999	178,652	239,652

Total paid loss, net of reinsurance	345,473	243,900	349,083

Reserves, net of reinsurance recoverables, as of December 31	1,664,714	1,294,858	1,039,804
Reinsurance recoverables, as of December 31*	915,342	1,009,786	1,541,237

Reserves, gross of reinsurance recoverables, as of December 31	$2,580,056	$2,304,644	$2,581,041

*	Reinsurance recoverables in this table include only ceded loss reserves. Amounts reflected under the caption “Reinsurance recoverables” on our consolidated balance sheets set forth in Item 8 of this Form 10-K Report also include paid loss recoverables.

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

For the year ended December 31, 2007, the aggregate gross loss and LAE payments for asbestos and environmental impairment claims of CATA were $1.0 million, compared with $1.9 million in 2006. As of December 31, 2007, reserves of CATA totaled approximately $16.7 million for asbestos liabilities and approximately $6.2 million for environmental liabilities, resulting in aggregate asbestos and environmental reserves of $22.9 million. At December 31, 2007, the reserves for asbestos liabilities were approximately 15.8 times the average paid claims for the prior three-year period, compared with 14.5 times at December 31, 2006, and the reserves for environmental impairment liabilities were approximately 32.5 times the average paid claims for the prior three-year period, compared with 22.1 times at December 31, 2006. Additional information regarding the policies that CATA uses to set reserves for these asbestos and environmental claims can be found on page 36 of this Form 10-K Report.

The reconciliation of the beginning and ending aggregate reserves for unpaid losses and LAE related to asbestos and environmental impairment claims of AIHL for the years 2005 through 2007 is shown below (in thousands):

Reconciliation of Asbestos-Related Claims Reserves for Losses and LAE

	2007	2006	2005

Reserves as of January 1	$17,387	$18,792	$19,342
Losses and LAE incurred	134	272	328
Paid losses*	(810)	(1,677)	(878)

Reserves as of December 31	$16,711	$17,387	$18,792

Type of reserves
Case	$3,731	$4,008	$4,635
IBNR	12,980	13,379	14,157

Total	$16,711	$17,387	$18,792

*	Paid losses include commutations and legal settlements as well as regular paid losses.

Reconciliation of Environmental Impairment Claims Reserves for Losses and LAE

	2007	2006	2005

Reserves as of January 1	$6,398	$6,915	$7,118
Losses and LAE incurred	(103)	(275)	11
Paid losses	(145)	(242)	(214)

Reserves as of December 31	$6,150	$6,398	$6,915

Type of reserves
Case	$1,373	$1,475	$1,706
IBNR	4,777	4,923	5,209

Total	$6,150	$6,398	$6,915

Catastrophe Risk Management

AIHL’s insurance operating units expose AIHL to losses on claims arising out of natural or man-made catastrophes, including hurricanes, other windstorms, earthquakes and floods, as well as terrorist activities. The incidence and severity of catastrophes in any short period of time are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, other windstorms, earthquakes and floods may produce significant damage in areas that are heavily populated. The geographic distribution of AIHL’s insurance operating units subjects them to catastrophe exposure in the United States from hurricanes in the Gulf coast regions, Florida, the Mid-Atlantic, and Northeast, from other windstorms in the Midwest and Southern regions, and earthquakes in California, the Pacific Northwest region and along the New Madrid fault line in the Midwest region.

AIHL’s insurance operating units use underwriting controls and systems, including third-party catastrophe modeling software, to help model potential losses. The operating units use modeled loss scenarios to set risk retention levels and help structure their reinsurance programs, in an effort to ensure that the aggregate amount of catastrophe exposures conform to established risk tolerances and fit within the existing exposure portfolio. RSUI also relies on reinsurance to limit its exposure to catastrophes, which is discussed in more detail under “Reinsurance” below. Additional information regarding the risks faced by AIHL’s insurance operating units, particularly RSUI, with respect to managing their catastrophe exposure risk can be found on pages 25 and 26 of this Form 10-K Report.

Information regarding our insurance operating units’ coverage for terrorism and the impact of the Terrorism Act on our insurance operating units can be found on page 20 of this Form 10-K Report.

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

In 2007, RSUI ceded 40.6 percent of its gross premiums written to reinsurers. Although the net amount of loss exposure retained by RSUI varies by line of business, in general, as of December 31, 2007, RSUI retained a maximum net exposure for any single property risk of $10.0 million and any single casualty risk of $9.75 million, with the exception of losses arising from acts of foreign terrorism.

RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, a per risk program and catastrophe excess of loss treaties. Under its surplus share treaties, which generally provide coverage on a risk attaching basis (the treaties cover policies which become effective during the treaty coverage period) from January 1 to December 31, RSUI is indemnified on a pro rata basis against covered property losses. The amount indemnified is based on the proportionate share of risk ceded after consideration of a stipulated dollar amount of “line” for RSUI to retain in relation to the entire limit written. RSUI ceded approximately 30 percent of its property gross premiums written in 2007 under these surplus share treaties. Under RSUI’s per risk reinsurance program, which generally provides coverage on an annual basis for losses occurring from May 1 to the following April 30, RSUI is reinsured for $90.0 million in excess of a $10.0 million net retention per risk after the application of the surplus share treaties and facultative reinsurance.

RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30. RSUI, due to its reduction in exposed limits since May 1, 2006, sought a lesser amount of catastrophe reinsurance at its 2007 renewal. In this regard, RSUI’s catastrophe reinsurance program for 2007-2008 covers $400.0 million of losses, before a 17.5 percent co-participation by RSUI, in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers, compared with coverage for $675.0 million of losses, before a 5.0 percent co-participation by RSUI, in excess of a $75.0 million net retention under the expired program. As discussed below, because AIHL Re, a wholly-owned subsidiary of AIHL, provided coverage under this program, there was no net reduction in Alleghany’s catastrophe exposure on a consolidated basis as a result of RSUI’s arrangement with AIHL Re. RSUI’s property per risk reinsurance program for the 2007-2008 period provides RSUI with reinsurance for $90.0 million of losses in excess of $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance, which is substantially similar to the expired program.

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

AIHL Re was formed in June 2006 as a captive reinsurance subsidiary of AIHL to provide catastrophe reinsurance coverage for RSUI. AIHL Re and RSUI entered into a reinsurance agreement for the 2006-2007 coverage period, whereby AIHL Re, in exchange for market-based premiums, took 64 percent of non-earthquake losses and 49 percent of earthquake losses, including a 5 percent co-participation by RSUI, not covered by third-party reinsurers under RSUI’s catastrophe reinsurance program. Because AIHL Re is a wholly-owned subsidiary of AIHL, there was no net reduction in Alleghany’s catastrophe exposure on a consolidated basis as a result of RSUI’s arrangement with AIHL Re. RSUI’s reinsurance coverage with AIHL Re expired on April 30, 2007, and AIHL Re did not participate in RSUI’s catastrophe reinsurance program for the 2007-2008 period.

With respect to potential losses at our insurance operating units arising from acts of terrorism, the Terrorism Risk Insurance Act of 2002, as extended and amended by the Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Program Reauthorization Act of 2007, which we collectively refer to as the “Terrorism Act,” established a program under which the federal government will reimburse insurers for losses arising from certain acts of terrorism. The Terrorism Act is administered by the Secretary of the Treasury and is effective through December 31, 2014, at which time it will automatically expire. The intent of the Terrorism Act is to provide federal assistance to the insurance industry in order to allow it to meet the needs of commercial insurance policyholders with potential exposure for losses due to acts of terrorism. The Terrorism Act applies to U.S. risks only, whether it be foreign or domestic terrorism on U.S. soil or on U.S. interests abroad. In return for requiring insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism, the law requires the federal government to indemnify such insurers for 85 percent of insured losses during a program year resulting from covered acts of terrorism, subject to certain premium-based deductibles. AIHL’s deductible under the Terrorism Act in 2008 will be 20 percent of its subsidiaries’ direct premiums earned in 2007, or approximately $360.0 million. In addition, federal compensation will only be paid under the Terrorism Act if the aggregate industry insured losses resulting from the covered act of terrorism exceed $100.0 million for insured losses occurring in 2008 but no payment shall be made for the portion of aggregate industry insured losses that exceed $100.0 billion in 2008.

AIHL’s terrorism exposure is substantially attributable to RSUI. In general, RSUI’s casualty reinsurance programs provide coverage for domestic and foreign acts of terrorism, while RSUI’s property reinsurance programs provide coverage only for domestic acts of terrorism. The cost of property reinsurance in the marketplace has increased significantly in recent years, and reinsurance capacity for terrorism exposures is limited and expensive. As a result, RSUI would be liable for these exposures on a net basis, subject to the Terrorism Act coverage, for property policies containing foreign terrorism coverage. Approximately 6.0 percent of all policies, and approximately 17.8 percent of all property policies, written by RSUI in 2007 contained coverage for domestic and foreign acts of terrorism. RSUI uses various underwriting strategies to mitigate its exposure to terrorism losses.

CATA uses reinsurance to protect against severity losses. In 2007, CATA reinsured individual property and casualty and contract surety risks in excess of $1.5 million with various reinsurers. The commercial surety line was reinsured for individual losses above $1.25 million. In addition, CATA purchases facultative reinsurance coverage for risks in excess of $6.0 million on property and casualty and $15.0 million on commercial surety.

In general, Darwin purchases excess of loss reinsurance on a treaty basis to limit its loss from a single occurrence on any one coverage part of any one policy. With respect to Darwin’s medical lines of business, Darwin’s reinsurance program provides coverage for $10.0 million of losses, before a 15 percent co-participation by Darwin, in excess of a $1.0 million net retention, with ceding commissions varying depending upon profitability. For Darwin’s non-medical lines of business, Darwin’s reinsurance program provides coverage in layers. The first layer applies to all lines, other than commercial and healthcare D&O and financial institutions and managed care E&O, and provides coverage for $1.0 million of losses, before a 25 percent Darwin co-participation, in excess of a $1.0 million retention. The next layer, for all professional, managed care and shortline railroad liability lines, covers $3.0 million of losses, before a 25 percent co-participation by Darwin, in excess of a $2.0 million net retention. The third layer provides coverage for up to $10.0 million of losses, before a 15 percent co-participation by Darwin, in excess of $5.0 million of losses for non-publicly traded D&O liability (other than Side-A only liability) and primary insurance agents E&O liability and for $5.0 million of losses for other non-medical lines, before a 15.0 percent co-participation by Darwin, in excess of $5.0 million of losses. The last layer provides coverage for $5.0 million of losses for Darwin’s Side-A only D&O liability, before a 10 percent co-participation by Darwin, in excess of $15.0 million of losses, and for $10.0 million of losses for managed care E&O, before a 10 percent co-participation by Darwin, in excess of $10.0 million of losses. As with Darwin’s medical reinsurance program, premiums do not vary depending on profitability, but ceding commissions may vary.

EDC uses reinsurance to protect against catastrophe losses. In 2007, EDC retained the first $1.0 million of loss per occurrence and bought reinsurance with various reinsurers for $149.0 million above that level. Any loss above $150.0 million would be the sole responsibility of EDC. EDC uses various catastrophe models to assist it in determining the amount of reinsurance to purchase. All of EDC’s 2007 reinsurance includes foreign and domestic terrorism coverage, although nuclear, chemical, biological and radiological events are excluded. By law, EDC cannot exclude any form of terrorism from its workers’ compensation policies.

AIHL Re and Homesite entered into a reinsurance agreement, effective April 1, 2007, whereby AIHL Re, in exchange for an annual premium of approximately $2.0 million, provides $20.0 million of excess-of-loss reinsurance coverage to Homesite under its catastrophe reinsurance program. Homesite’s wind catastrophe exposure is concentrated in the Northeast region of the United States.

At December 31, 2007, AIHL had total reinsurance recoverables of $1.0 billion, consisting of $0.9 billion of ceded outstanding losses and loss adjustment expenses and $0.1 billion of recoverables on paid losses. The reinsurance purchased by AIHL’s insurance operating units does not relieve them from their obligations to their policyholders, and therefore, the financial strength of their reinsurers is important. Approximately 91.6 percent of AIHL’s reinsurance recoverables balance at December 31, 2007 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. AIHL had no allowance for uncollectible reinsurance as of December 31, 2007. Additional information regarding the risks faced by AIHL’s insurance operating units with respect to their use of reinsurance can be found on pages 26 and 27 of this Form 10-K Report. AIHL’s Reinsurance Security Committee, which includes certain of our officers and the chief financial officers of each of AIHL’s insurance operating units, meets to track, analyze and manage the use of reinsurance by AIHL’s insurance operating units. The Reinsurance Security Committee considers the limits on the maximum amount of unsecured reinsurance recoverables that should be outstanding from any particular reinsurer, the lines of business that should be ceded to a particular reinsurer and, where applicable, the types of collateral that should be posted by reinsurers. Information related to concentration of reinsurance recoverables can be found in Note 5 to our consolidated financial statements set forth in Item 8 of this Form 10-K Report.

Based on reviews by management, all of the current reinsurance contracts used by AIHL’s insurance operating units provide for sufficient transfer of insurance risk to qualify for reinsurance accounting treatment under GAAP. As such, AIHL’s insurance operating units have no reinsurance contracts accounted for under the deposit method.

Investments

The investment portfolios of RSUI, CATA, Darwin and EDC are managed by AIHL. For a discussion of AIHL investment results, please see pages 47 to 51 of this Form 10-K Report.

Competition

The property and casualty businesses of RSUI and Darwin, as well as the surety business of CATA, compete on a national basis. CATA’s property and casualty businesses compete on a regional basis with a primary focus on the Midwestern and Plains states. EDC competes in the State of California. Our insurance operating units compete with a large number of other companies in their selected lines of business. They compete, and will continue to compete, with major U.S. and non-U.S. insurers, other regional companies, mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. Many competitors have considerably greater financial resources and greater experience in the insurance industry and offer a broader line of insurance products than do AIHL’s insurance operating units. Except for regulatory considerations, there are virtually no barriers to entry into the insurance industry. Competition may be domestic or foreign, and competitors are not necessarily required to be licensed by various state insurance departments. Competition in the businesses of our insurance operating units is based on many factors, including the perceived financial strength of the company, premium charges, other terms and conditions offered, services provided, commissions paid to producers, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience in the lines to be written.

Historically, insurers have experienced significant fluctuations in operating results due to competition, frequency or severity of catastrophic and other loss events, levels of capacity, general economic and social conditions and other factors. The supply of insurance is related to prevailing prices, the level of insured losses and the level of industry capital which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical business characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable price levels. A discussion of the risks faced by our insurance operating units due to competition within, and the cyclicality of, the insurance business can be found on pages 24 and 25 of this Form 10-K Report.

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

Insurance companies are required to report their financial condition and results of operations in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners, or “NAIC.” State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for permissible types and amounts of investments, and require minimum capital and surplus levels. These statutory capital and surplus requirements include risk-based capital, or “RBC,” rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2007, the total adjusted capital of each of AIHL’s insurance subsidiaries exceeded the minimum levels required under RBC rules and each had excess capacity to write additional premiums in relation to these requirements.

The NAIC annually calculates certain statutory financial ratios for most insurance companies in the United States. These calculations are known as the Insurance Regulatory Information System, or “IRIS,” ratios. There presently are twelve IRIS ratios, with each ratio having an established “usual range” of results. The IRIS ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio falling outside the usual range is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. The NAIC reports the ratios to state insurance departments who may then contact a company if four or more of its ratios fall outside the NAIC’s usual ranges. Based upon calculations as of December 31, 2007, each of DNA, CSIC, EDC and Platte River had one of its ratios, and Darwin Select and Landmark had two of their ratios, falling outside the usual ranges. In the case of DNA, the unusual range was due to DNA’s inter-company reinsurance relationship with subsidiaries of CATA. In the case of CSIC and Platte River, the unusual range was due to growth in net premiums written due to a change in their pooling agreements with CIC. In the case of EDIC, the unusual range was primarily due to a capital contribution from EDC and an increase in EDIC’s 2007 net income. In the case of Darwin Select, the two unusual ranges were due to significant growth in direct writings as well as growth in Darwin Select’s policyholders’ surplus due to a year-end capital contribution from DNA. In the case of Landmark, the two unusual ranges were due to Landmark’s inter-company reinsurance relationship with RIC.

AIHL’s insurance operating units are required under the guaranty fund laws of most states in which they transact business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. AIHL’s insurance operating units also are required to participate in various involuntary pools, principally involving workers’ compensation and windstorms. In most states, the involuntary pool participation of AIHL’s insurance operating units is in proportion to their voluntary writings of related lines of business in such states.

In addition to the regulatory requirements described above, a number of current and pending legislative and regulatory measures may significantly affect the insurance business in a variety of ways. These measures include, among other things, tort reform, consumer privacy requirements and financial services deregulation initiatives.

Employees

AIHL’s insurance operating units employed 931 persons as of December 31, 2007, 368 of whom were at RSUI and its subsidiaries, 217 of whom were at CATA and its subsidiaries, 142 of whom were at Darwin and its subsidiaries, and 204 of whom were at EDC and its subsidiaries.

Corporate Activities

Real Estate Business

Headquartered in Sacramento, California, Alleghany Properties owns and manages properties in the Sacramento region of California. These properties include improved and unimproved commercial land and residential lots. The majority of these properties are located in the City of Sacramento in the planned community of North Natomas. A considerable amount of activity from developers has occurred in the North Natomas area since 1998, including the construction of more than 13,150 single family homes, 3,900 apartment units, 910,000 square feet of office buildings and 2.3 million square feet of retail. Participating in this growth, Alleghany Properties has sold over 387 acres of residential land and 92 acres of commercial property through December 31, 2007. It is expected that development activity within North Natomas will be halted in December 2008 as a result of new flood insurance maps proposed by the Federal Emergency Management Agency for the area which revoke the area’s previously certified 100-year flood protection. Such action would limit most types of development activity until levee improvements to restore the 100-year protection are completed and certified, which is expected to occur in early 2010. At December 31, 2007, Alleghany Properties owned approximately 315 acres of property in various land use categories ranging from multifamily residential to commercial. Alleghany Properties had 4 employees at December 31, 2007.

Parent Company Operations

We conduct corporate investment and other activities at the parent level, including the holding of strategic equity investments which are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies. At the parent level, our objective is to seek out attractive investment opportunities, delegate responsibilities to competent and motivated managers at the operating business level, define risk parameters, set management goals for our operating businesses, ensure that operating business managers are provided with incentives to meet these goals and monitor their progress. At December 31, 2007, we had 16 employees at the parent level.

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

Gross reserves for losses and loss adjustment expenses reported on our balance sheet as of December 31, 2007 were approximately $2.6 billion. These loss and loss adjustment expense reserves reflect our best estimates of the cost of settling all claims and related expenses with respect to insured events that have occurred. Reserves do not represent an exact calculation of liability, but rather an estimate of what management expects the ultimate settlement and claims administration will cost for claims that have occurred, whether known or unknown. The major assumptions about anticipated loss emergence patterns are subject to unanticipated fluctuation. These reserve estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances currently known and expected future trends in claims severity and frequency, inflation, judicial theories of liability, reinsurance coverage, legislative changes and other factors.

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

Our results may fluctuate as a result of many factors, including cyclical changes in the insurance and reinsurance industry.

Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity, followed by periods of high premium rates and shortages of underwriting capacity. Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. Further, this cyclical market pattern can be more pronounced in the excess and surplus market in which RSUI and Darwin primarily compete, than in the admitted insurance market. When premium rates are high and there is a shortage of capacity in the admitted insurance market, the same factors are present in the excess and surplus market, and growth in the excess and surplus market can be significantly more rapid than growth in the standard insurance market. Similarly, when there is price competition and excess underwriting capacity in the standard insurance market, many customers that were previously driven into the excess and surplus market may return to the admitted insurance market, exacerbating the effects of price competition. Since cyclicality is due in large part to the actions of our insurance operating units’ competitors and general economic factors, we cannot predict the timing or duration of changes in the market cycle. These cyclical patterns cause our revenues and net income to fluctuate.

The adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters, regulatory measures and court decisions that define and expand the extent of coverage and the effects of economic inflation on the amount of compensation due for injuries or losses. These factors can have a significant impact on ultimate profitability because a property casualty insurance policy is priced before its costs are known. These factors could produce results that would have a negative impact on our results of operations and financial condition.

Our insurance operating units face significant competitive pressures which may reduce premium rates and prevent them from pricing their products at attractive rates.

Our insurance operating units compete with a large number of other companies in their selected lines of business. They compete, and will continue to compete, with major U.S. and non-U.S. insurers, other regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. Many competitors have considerably greater financial resources and greater experience in the insurance industry and offer a broader line of insurance products than do AIHL’s insurance operating units. Except for regulatory considerations, there are virtually no barriers to entry into the insurance industry. Competition may be domestic or foreign, and competitors are not necessarily required to be licensed by various state insurance departments. Competition in the businesses of our insurance operating units is based on many factors, including the perceived financial strength of the company, premium charges, other terms and conditions offered, services provided, commissions paid to producers, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience in the lines to be written. Such competition could cause the supply and/or demand for insurance to change, which could affect the ability of our insurance operating units to price their products at attractive rates.

Because our insurance operating units are property and casualty insurers, we face losses from natural and human-made catastrophes.

Property and casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses, or the absence thereof, have had a significant impact on our results. For example, pre-tax catastrophe losses, net of reinsurance and reinsurance reinstatement premiums, at our insurance operating units were $48.9 million in 2007, $18.0 million in 2006 and $330.8 million in 2005. RSUI’s 2005 results were impacted by $313.4 million of pre-tax losses from the 2005 hurricanes, net of reinsurance recoverables and reinsurance reinstatement premiums. Several states, or underwriting organizations of which our insurance operating units are required to be members, may increase their mandatory assessments as a result of these recent catastrophes and other events, and we may not be able to fully recoup these increased costs.

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

With respect to terrorism, to the extent that reinsurers have excluded coverage for certain terrorist acts or have priced this coverage at rates that are not practical, our insurance operating units would not have reinsurance protection and would be exposed to potential losses as a result of any terrorist acts. To the extent an act of terrorism is certified by the U.S. Secretary of Treasury, we may be covered under the Terrorism Act. Information regarding the Terrorism Act and its impact on our insurance operating units can be found on page 20 of this Form 10-K Report.

RSUI attempts to manage its exposure to catastrophe risk partially through the use of catastrophe modeling software. The failure of this software to accurately gauge the catastrophe-exposed risks RSUI writes could have a material adverse effect on our financial condition and results of operations.

As part of its approach to managing catastrophe risk, RSUI has historically used a number of tools, including third-party catastrophe modeling software, to help model potential losses. RSUI has used modeled loss scenarios to set its level of risk retention and help structure its reinsurance programs. Modeled loss estimates, however, have not accurately predicted RSUI’s ultimate losses with respect to recent hurricane activity. In the case of Hurricane Katrina, the modeled estimates significantly underestimated RSUI’s current estimate of ultimate losses due to a number of factors, the most significant of which was higher than expected damage to inland located risks. Accordingly, in an effort to better manage its accumulations of risk such that its loss exposure conforms to its established risk tolerances and fits within its reinsurance programs, RSUI reviewed its catastrophe exposure management approach, resulting in the implementation of new monitoring tools and a revision of its underwriting guidelines and procedures. However, these efforts may not be successful in sufficiently mitigating risk exposures and losses resulting from future catastrophes.

If market conditions cause reinsurance to be more costly or unavailable, our insurance operating units may be required to bear increased risks or reduce the level of their underwriting commitments.

As part of our overall risk and capacity management strategy, our insurance operating units purchase reinsurance for certain amounts of risk underwritten by them, especially catastrophe risks. The reinsurance programs purchased by our insurance operating units are generally subject to annual renewal. Market conditions beyond their control determine the availability and cost of the reinsurance protection they purchase, which may affect the level of their businesses and profitability. If our insurance operating units are unable to renew their expiring facilities or to obtain new reinsurance facilities, either their net exposures would increase, which could increase the volatility of their results or, if they are unwilling to bear an increase in net exposures, they would have to reduce the level of their underwriting commitments, especially catastrophe-exposed risks, which may reduce their revenues and net income.

Generally, under reinsurance contracts, an insured, to the extent it exhausts its original coverage under a reinsurance contract during a single coverage period (typically a single twelve-month period), can pay a reinsurance reinstatement premium to restore coverage during such coverage period. If our insurance operating units exhaust their original and reinstated coverage under their third-party catastrophic reinsurance contracts during a single coverage period, they will not have any reinsurance coverage available for losses incurred as a result of additional catastrophic events during that coverage period.

We cannot guarantee that the reinsurers used by our insurance operating units will pay in a timely fashion, if at all, and, as a result, we could experience losses even if reinsured.

Our insurance operating units purchase reinsurance by transferring, or ceding, part of the risk that they have underwritten to a reinsurance company in exchange for part of the premium received by our insurance operating units in connection with that risk. Although reinsurance makes the reinsurer liable to our insurance operating units to the extent the risk is transferred or ceded to the reinsurer, it does not relieve our insurance operating units of their liability to their policyholders. Reinsurers may not pay the reinsurance recoverables that they owe to our insurance operating units or they may not pay these recoverables on a timely basis. This risk may increase significantly if these reinsurers experience financial difficulties as a result of natural catastrophes and other events. Underwriting results and investment returns of some of the reinsurers used by our insurance operating units may affect their future ability to pay claims. Accordingly, we bear credit risk with respect to our insurance operating units’ reinsurers, and if they fail to pay, our financial results would be adversely affected. As of December 31, 2007, the amount due from reinsurers reported on our balance sheet was $1.0 billion, with $0.8 billion attributable to RSUI’s reinsurers.

Based on RSUI’s current estimate of Hurricane Katrina losses, RSUI does not have reinsurance coverage for additional losses in excess of such current estimate.

Based on RSUI’s current estimate of losses related to Hurricane Katrina, RSUI has exhausted its catastrophe reinsurance protection with respect to this event, meaning that it has no further catastrophe reinsurance coverage available for any additional Hurricane Katrina losses in excess of its current estimate.

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

Our investment portfolio consists substantially of debt securities. As of December 31, 2007, our investment in debt securities was approximately $3,010.4 million, or 62.6 percent of our total investment portfolio. The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. The fair market value of debt securities generally decreases as interest rates rise but investment income earned from future investments in debt securities will be higher. Conversely, if interest rates decline, investment income earned from future investments in debt securities will be lower but fair market value of current debt securities will generally rise. In addition, some debt securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk, or the risk that principal will be returned more rapidly or slowly than expected, as a result of interest rate fluctuations. Based upon the composition and duration of our investment portfolio at December 31, 2007, a 100 basis point increase in interest rates would result in a decrease in the fair value of our debt security investments of approximately $129.3 million.

The value of our investments in debt securities, and particularly investments in debt securities that are non-rated or rated below Baa/BBB, is subject to impairment as a result of deterioration in the credit-worthiness of the issuer. Although we attempt to manage this risk by diversifying our portfolio and emphasizing preservation of principal, our investments are subject to losses as a result of a general decrease in commercial and economic activity for an industry sector in which we invest, as well as risks inherent in particular securities. We continually monitor the difference between cost and the estimated fair value of our investments in debt securities. If we believe a decline in the value of a particular debt security is temporary, we record the decline as an unrealized loss in common stockholders’ equity. If we believe the decline is other than temporary, such debt security is written down to the carrying value of the investment, and a realized loss, which may be material to our operating results, is recorded on our statement of earnings in the period such write down is taken.

We invest some of our assets in equity securities, which may decline in value.

We invest a portion of our investment portfolio in equity securities which are subject to fluctuations in market value. As of December 31, 2007, our investments in equity securities were approximately $1,180.1 million, or 24.5 percent of our investment portfolio. We hold our equity securities as available for sale, and any changes in the fair value of these securities, net of tax, would be reflected in our accumulated other comprehensive income as a component of stockholders’ equity. If we believe a decline in the value of a particular equity security is temporary, we record the decline as an unrealized loss in common stockholders’ equity. If we believe the decline is other than temporary, such equity security is written down to the carrying value of the investment, and a realized loss, which may be material to our operating results, is recorded on our statement of earnings in the period such write down is taken.

As of December 31, 2007, our equity portfolio had investment concentrations in the common stock of Burlington Northern Santa Fe Corporation, or “Burlington Northern,” and in certain energy sector businesses. As of December 31, 2007, our Burlington Northern common stock holdings had a fair market value of $416.2 million, which represented 35.3 percent of our equity portfolio, and our energy sector equity holdings had an aggregate fair market value of $378.2 million, which represented 32.0 percent of our equity portfolio. These investment concentrations may lead to higher levels of short-term price volatility and variability in the level of unrealized investment gains or losses.

The businesses of our insurance operating units are heavily regulated, and changes in regulation may reduce their profitability and limit their growth.

Our insurance operating units are subject to extensive regulation and supervision in the jurisdictions in which they conduct business. This regulation is generally designed to protect the interests of policyholders, and not necessarily the interests of insurers, their shareholders or other investors. The regulation relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and nonfinancial components of an insurance company’s business.

Virtually all states in which our insurance operating units conduct their business require them, together with other insurers licensed to do business in that state, to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies. In addition, in various states, our insurance operating units must participate in mandatory arrangements to provide various types of insurance coverage to individuals or other entities that otherwise are unable to purchase that coverage from private insurers. A few states require our insurance operating units to purchase reinsurance from a mandatory reinsurance fund. Such reinsurance funds can create a credit risk for insurers if not adequately funded by the state and, in some cases, the existence of a reinsurance fund could affect the prices charged for the policies issued by our insurance operating units. The effect of these and similar arrangements could reduce the profitability of our insurance operating units in any given period or limit the ability of our insurance operating units to grow their business.

In recent years, the state insurance regulatory framework has come under increased scrutiny, including scrutiny by federal officials, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. Any proposed or future legislation or NAIC initiatives, if adopted, may be more restrictive on the ability of our insurance operating units to conduct business than current regulatory requirements or may result in higher costs.

Insurance regulations in the State of California, where EDC primarily operates, have caused and may continue to cause downward pressure on the rates charged by EDC.

EDC, as a mono-line workers’ compensation insurer writing substantially all of its business in the State of California, is required to take into account the workers’ compensation insurance regulatory regime of California in setting the rates for coverage. Since 2002, three key pieces of workers’ compensation regulation reform have been enacted which reformed medical determinations of injuries or illness, established medical fee schedules, allowed for the use of medical provider panels, modified benefit levels, changed the proof needed to file claims, and reformed many additional areas of the benefits and delivery system for workers’ compensation. These legislative reforms have reduced claim costs in California and, as a result, workers’ compensation insurers in California reduced their rates. Several attempts have been made to institute additional forms of rate regulation in California; however, none of those attempts have been enacted as of December 31, 2007. The passage of any form of regulation in California which increases costs could impair EDC’s ability to operate profitably in California, and any such impairment could have a material adverse effect on EDC’s financial condition and results of operations.

EDC’s geographic concentration in California ties its performance to the business, economic, competitive and regulatory conditions in California. Any deterioration in these conditions in California could materially adversely affect EDC’s financial condition and results of operations.

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

Item 1B.	Unresolved Staff Comments.

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.

Item 3.	Legal Proceedings.

Our subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each subsidiary makes provision on its books, in accordance with GAAP, for estimated losses to be incurred in these litigation and claims, including legal costs. In the opinion of management, this provision is adequate under GAAP as of December 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2007, there were 1,117 holders of record of our common stock. The following table indicates quarterly high and low prices of our common stock in 2007 and 2006 on the New York Stock Exchange. Our ticker symbol is Y.

	2007		2006
Quarter Ended	High	Low	High	Low

March 31	$401.65	$341.32	$289.22	$264.80
June 30	419.98	346.00	290.20	251.98
September 30	437.00	391.00	290.18	266.67
December 31	422.49	365.00	360.78	281.37

In 2007 and 2006, our Board of Directors declared, as our dividend on our common stock for that year, a stock dividend consisting of one share of our common stock for every fifty shares outstanding. Our credit agreement prohibits us from paying cash dividends at any time when a Default or Event of Default (the definitions of which are set forth on page 53 of this Form 10-K Report) has occurred and is continuing. At December 31, 2007, our credit agreement permitted us to pay cash dividends aggregating approximately $603.0 million.

We did not repurchase any shares of our common stock and we did not sell any unregistered shares of our common stock in the fourth quarter of 2007.

PERFORMANCE GRAPH

The following graph compares for the years 2003-2007 the cumulative total stockholder return on our common stock, the cumulative total return on the Standard & Poor’s 500 Stock Index, or the “S&P 500,” and the cumulative total return on the Standard & Poor’s 500 Property and Casualty Insurance Index, or the “P&C Index.” The graph shows the value at the end of each such year of $100 invested as of January 1, 2003 in our common stock, the S&P 500 and the P&C Index.

Comparison of Cumulative Five Year Total Return

Company/Index	2003	2004	2005	2006	2007
Alleghany	127.86	167.20	169.79	221.73	250.05
S&P 500	128.66	142.69	149.70	173.34	182.86
P&C Index	126.41	139.58	160.68	181.36	156.04

This performance graph is based on the following assumptions: (i) cash dividends are reinvested on the ex-dividend date in respect of such dividend; and (ii) the two-percent stock dividends we have paid in each of the years 2003 through 2007 are included in the cumulative total stockholder return on our common stock.

Item 6.	Selected Financial Data.

Alleghany Corporation and Subsidiaries*

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except for per share and share amounts)

Operating Data
Revenues from continuing operations	$1,432,041	$1,209,165	$1,095,826	$955,214	$638,686

Earnings from continuing operations	$305,277	$251,244	$45,977	$102,698	$152,866
Earnings from discontinued operations	—	—	6,357	14,998	9,512

Net earnings	$305,277	$251,244	$52,334	$117,696	$162,378

Basic earnings per share of common stock**
Continuing operations	$35.36	$29.77	$5.60	$12.62	$18.95

Discontinued operations	—	—	0.77	1.84	1.18

Net earnings	$35.36	$29.77	$6.37	$14.46	$20.13

Average number of shares of common stock**	8,147,013	8,137,105	8,204,607	8,137,142	8,064,796

	Years Ended December 31,
	2007	2006	2005	2004	2003

Balance Sheet
Total assets	$6,733,046	$6,178,740	$5,822,266	$4,339,318	$3,453,000

Debt	$5,000	$80,000	$80,000	$80,000	$88,000

Common stockholders’ equity***	$2,494,395	$2,149,778	$1,894,386	$1,799,475	$1,599,638

Common stockholders’ equity per share of common stock***	$305.72	$264.80	$230.34	$220.90	$197.19

*	AIHL established Darwin in March 2003 and acquired RSUI in July 2003. On July 1, 2003, AIHL completed the acquisition of Resurgens Specialty which became a subsidiary of RSUI. In connection with the acquisition of Resurgens Specialty, on June 30, 2003, RSUI acquired RIC. On September 2, 2003, RIC purchased Landmark. In 2004, AIHL acquired DNA and in 2005, DNA acquired Darwin Select. We sold Heads & Threads in December 2004. Heads & Threads has been classified as discontinued operations for the two years ended 2004. We sold World Minerals on July 14, 2005. World Minerals has been classified as discontinued operations for the three years ended 2005. On July 18, 2007, AIHL acquired EDC.

**	Amounts have been adjusted for subsequent common stock dividends.

***	During the 2007 fourth quarter, Alleghany identified an error representing the over-accrual of current taxes payable for periods prior to January 1, 2003. In order to correct this historical error, Alleghany recorded the following immaterial corrections to prior period financial statement amounts: (a) a cumulative increase of approximately $26.1 million to opening retained earnings in the consolidated statement of shareholders’ equity for the year ended December 31, 2003; and (b) a comparable decrease in current taxes payable in the consolidated statement of condition at December 31, 2006, 2005, 2004 and 2003. In addition, per share amounts have been adjusted for subsequent common stock dividends.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Additional risks and uncertainties include general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession; changes in costs; variations in political, economic or other factors; risks relating to conducting operations in a competitive environment; effects of acquisition and disposition activities, inflation rates or recessionary or expansive trends; changes in interest rates; changes in market prices of our significant equity investments; extended labor disruptions, civil unrest or other external factors over which we have no control; and changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at our discretion. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by us or on our behalf.

Critical Accounting Estimates

Losses and Loss Adjustment Expenses

Overview.  Each of our insurance operating units establishes reserves on its balance sheet for unpaid losses and loss adjustment expenses related to its property and casualty insurance and surety contracts. As of any balance sheet date, historically there have been claims that have not yet been reported, and some claims may not be reported for many years after the date a loss occurs. As a result of this historical pattern, the liability for unpaid losses and loss adjustment expenses includes significant estimates for claims incurred but not yet reported, known as “IBNR.” Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits, and certain claims may take years to settle, especially if legal action is involved. As a result, the liabilities for unpaid losses and loss adjustment expenses include significant judgments, assumptions and estimates made by management relating to the ultimate losses that will arise from the claims. Due to the inherent uncertainties in the process of establishing these liabilities, the actual ultimate loss from a claim is likely to differ, perhaps materially, from the liability initially recorded and could be material to the results of our operations. The accounting policies that our insurance operating units use in connection with the establishment of these liabilities include critical accounting estimates.

As noted above, as of any balance sheet date, not all claims that have occurred have been reported to our insurance operating units, and if reported may not have been settled. The time period between the occurrence of a loss and the time it is settled by the insurer is referred to as the “claim tail.” Property claims usually have a fairly short claim tail and, absent claim litigation, are reported and settled within no more than a few years of the date they are reported. For short-tail lines, loss reserves consist primarily of reserves for reported claims. The process of recording quarterly and annual liabilities for unpaid losses and loss adjustment expenses for short-tail lines is primarily focused on maintaining an appropriate reserve level for reported claims and IBNR, rather than determining an expected loss ratio for the current business only, and use of other actuarial methods discussed below for long-tail business such as casualty. Specifically, we assess the reserve adequacy of IBNR in light of such things as the current levels of reserves for reported claims and expectations with respect to reporting lags, historical data, legal developments, and economic conditions, including the effects of inflation. At December 31, 2007, the amount of IBNR for short-tail claims represented only approximately 1 percent, or $28.1 million of Alleghany’s total gross loss and loss adjustment expense liabilities of $2,580.1 million, and approximately 1 percent, or $20.1 million of Alleghany’s total net loss and loss adjustment expense liabilities of $1,664.7 million.

Our insurance operating units provide coverage on both a claims-made and occurrence basis. Claims-made policies generally require that claims occur and be reported during the coverage period of the policy. Occurrence policies allow claims which occur during a policy’s coverage period to be reported after the coverage period, and as a result, these claims can have a very long claim tail, occasionally extending for decades. In conformity with GAAP, our insurance operating units are not permitted to establish IBNR reserves for catastrophe losses that have not occurred. Therefore, losses related to a significant catastrophe or accumulation of catastrophes in any reporting period could have a material, negative impact on our results during that period. Casualty claims can have a very long claim tail, in certain situations extending for many years. In addition, casualty claims are more susceptible to litigation and the legal environment and can be significantly affected by changing contract interpretations, all of which contribute to extending the claim tail. For long-tail casualty lines of business, estimation of ultimate liabilities for unpaid losses and loss adjustment expenses is a more complex process and depends on a number of factors, including the line and volume of the business involved. For these reasons, AIHL’s insurance operating units will generally use actuarial projections in setting reserves for all casualty lines of business.

Although we are unable at this time to determine whether additional reserves, which could have a material impact upon our financial condition, results of operations and cash flows, may be necessary in the future, we believe that the reserves for unpaid losses and loss adjustment expenses established by our insurance operating units are adequate as of December 31, 2007.

Methodologies and Assumptions.  Our insurance operating units use a variety of techniques that employ significant judgments and assumptions to establish the liabilities for unpaid losses and loss adjustment expenses recorded at the balance sheet date. These techniques include detailed statistical analyses of past claim reporting, settlement activity, claim frequency, internal loss experience, changes in pricing or coverages and severity data when sufficient information exists to lend statistical credibility to the analysis. More subjective techniques are used when statistical data is insufficient or unavailable. These liabilities also reflect implicit or explicit assumptions regarding the potential effects of future inflation, judicial decisions, changes in laws and recent trends in such factors as well as a number of actuarial assumptions that vary across our insurance operating units and across lines of business. This data is analyzed by line of business, coverage and accident year, as appropriate.

Our loss reserve review processes use actuarial methods that vary by insurance operating unit and line of business and produce point estimates for each class of business. The actuarial methods used by our insurance operating units include the following methods:

•	Reported Loss Development Method: a reported loss development pattern is calculated based on historical data, and this pattern is then used to project the latest evaluation of cumulative reported losses for each accident year to ultimate levels;

•	Paid Development Method: a paid loss development pattern is calculated based on historical development data, and this pattern is then used to project the latest evaluation of cumulative paid losses for each accident year to ultimate levels;

•	Expected Loss Ratio Method: expected loss ratios are applied to premiums earned, based on historical company experience, or historical insurance industry results when company experience is deemed not to be sufficient; and

•	Bornhuetter-Ferguson Method: the results from the Expected Loss Ratio method are essentially blended with either the Reported Loss Development method or the Paid Development method.

Each of these actuarial methods uses underlying assumptions that vary by insurance operating unit and line of business and produce point estimates for each class of business. The primary assumptions used by our insurance operating units include the following:

•	Expected loss ratios: represent management’s expectation of losses, in relation to earned premium, at the time business is written, before any actual claims experience has emerged. This expectation is a significant determinant of the estimate of loss reserves for recently written business where there is little paid or incurred loss data to consider. Expected loss ratios are generally derived from historical loss ratios adjusted for the impact of rate increases, loss cost trends and known changes in the type of risks underwritten.

•	Rate of loss cost inflation: represents management’s expectation of the inflation associated with the costs it will incur in the future to settle claims. Expected loss cost inflation is particularly important for claims with a substantial medical component, such as workers’ compensation.

•	Reported and paid loss emergence patterns: represent management’s expectation of how losses will be reported and ultimately paid in the future based on the historical emergence patterns of reported and paid losses, and are derived from past experience of our insurance operating units, modified for current trends and industry data. These emergence patterns are used to project current reported or paid loss amounts to their ultimate settlement value.

Sensitivity.  Loss frequency and severity are measures of loss activity that are considered in determining the key assumptions described above. Loss frequency is a measure of the number of claims per unit of insured exposure, and loss severity is a measure of the average size of claims. Factors affecting loss frequency include the effectiveness of loss controls and safety programs and changes in economic conditions or weather patterns. Factors affecting loss severity include changes in policy limits, retentions, rate of inflation and judicial interpretations. Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to our insurance operating units. The length of the loss reporting lag affects our ability to accurately predict loss frequency (loss frequencies are more predictable for lines with short reporting lags) as well as the amount of reserves needed for IBNR. If the actual level of loss frequency and severity is higher or lower than expected, the ultimate losses will be different than management’s estimate. A small percentage change in an estimate can result in a material effect on our reported earnings. The following table reflects the impact of changes, which could be favorable or unfavorable, in frequency and severity on our loss estimate for claims occurring in 2007 (dollars in thousands):

	Frequency
	1.0%	5.0%	10.0%

Severity
1.0%	$11,445	$34,449	$63,203
5.0%	$34,449	$58,363	$88,257
10.0%	$63,203	$88,257	$119,574

Our net reserves for losses and loss adjustment expenses of $1.7 billion as of December 31, 2007 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. We believe the above analysis provides a reasonable benchmark for sensitivity, as we believe it is within historical variation for our reserves, and currently, none of the scenarios is believed to be more likely than the other.

Prior Year Development.  Our insurance operating units continually evaluate the potential for changes, both positive and negative, in their estimates of loss and loss adjustment expense liabilities and use the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for unpaid losses and loss adjustment expenses established in prior years, these liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid losses and loss adjustment expenses, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. Each of RSUI, CATA, and Darwin adjusted its prior year loss and loss adjustment expense reserve estimate during 2007 based on current information that differed from previous assumptions made at the time such loss and loss adjustment expense reserves were previously estimated.

During 2007, RSUI increased its prior year reserves by $8.5 million, primarily reflecting a net increase in estimated losses and loss adjustment expenses related primarily to Hurricane Katrina in the amount of $43.2 million after reinsurance, partially offset by an aggregate net release of $34.7 million of prior year reserves principally for the professional liability and D&O liability lines of business. The increase in Hurricane Katrina reserves primarily reflect the results of reviews, completed during 2007, of Katrina loss and loss adjustment expense reserves in light of the current uncertain legal environment. RSUI reviews its reserves quarterly. In 2007, settlements of pending claims were larger than expected, which contributed to RSUI’s decision to increase reserves for its remaining pending Hurricane Katrina claims. The release of prior year reserves principally for the professional liability and D&O liability lines of business primarily reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. Such reduction did not impact the assumptions used in estimating RSUI’s loss and loss adjustment expense liabilities for business earned in 2007.

During 2006, RSUI made a net reserve adjustment of $8.9 million. This net reserve adjustment primarily reflected a decrease in estimated reinsurance recoverables related to Hurricane Katrina due to a change in the composition of estimated ceded losses, partially offset by prior year reserve releases related to Hurricane Wilma and 2004 third quarter hurricanes. The reserving actions related to Hurricane Katrina reflected a review completed by RSUI during the 2006 fourth quarter of Hurricane Katrina reinsurance cessions that showed RSUI’s net retained losses would be slightly higher than previously estimated. With respect to the 2004 third quarter hurricanes, the reserve releases reflected a determination that paid losses for such hurricanes were at or close to ultimate expected losses.

During 2007, CATA had a net release of $14.4 million of prior year reserves, primarily in its liability and commercial surety lines of business. The reduction reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. Such reduction did not impact the assumptions used in estimating CATA’s loss and loss adjustment expense liabilities for business earned in 2007. During 2006, CATA had a net release of $13.6 million of prior year reserves, primarily in its commercial surety, contract surety and commercial multiple peril lines of business. The reduction reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business.

During 2007, Darwin had a net release of $13.8 million of prior year reserves, and corresponding adjustments in ceded reinsurance premiums totaling $7.4 million. The reduction reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business due to continued favorable loss development. The reduction also reflects a change in reserving methodology to give greater weight to historical claims experience. Such reduction did not impact the assumptions used in estimating Darwin’s loss and loss adjustment expense liabilities for business earned in 2007. During 2006, Darwin made $4.0 million of prior year loss and loss adjustment expense reserve adjustments, consisting of $2.3 million of prior year loss reserve releases reflecting favorable loss emergence in the 2003 and 2004 accident years compared with loss emergence patterns assumed in earlier periods for such accident years, and a corresponding $1.7 million reduction in ceded premiums.

Until 2006, Darwin used industry data to estimate reserves as it lacked meaningful claims history due to its commencement of operations in March 2003. Beginning in 2006 and continuing into 2007, as industry data was gradually replaced with Darwin’s own claims experience, Darwin began to recognize favorable claims emergence on prior accident years.

During 2007, EDC had a net reserve release of workers’ compensation reserves of $9.7 million. This release consisted of an $18.8 million decrease for prior accident years, partially offset by a $9.1 million increase for the 2007 accident year through the date of the acquisition by AIHL. EDC’s reduction of prior year reserves reflects favorable loss emergence as compared with loss emergence patterns assumed in earlier periods for such line of business. The increase in reserves for the 2007 accident year through the date of acquisition reflects unfavorable loss emergence patterns, compared with loss emergence patterns assumed in the period prior to AIHL’s acquisition.

There were no significant assumptions made at December 31, 2007 in estimating Alleghany’s loss and loss adjustment expense liabilities that were inconsistent with historical loss development patterns.

Asbestos & Environmental.  Our reserve for unpaid losses and loss adjustment expenses includes $22.9 million and $22.7 million of gross and net reserves, respectively, at December 31, 2007, for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976. The subsidiary exited this business in 1976. Reserves for asbestos and environmental impairment claims cannot be estimated with traditional loss reserving techniques because of uncertainties that are greater than those associated with other types of claims. Factors contributing to these uncertainties include a lack of historical data, the significant periods of time that often elapse between the occurrence of an insured loss and the reporting of that loss to the ceding company and the reinsurer, uncertainty as to the number and identity of insureds with potential exposure to these risks, unresolved legal issues regarding policy coverage and the extent and timing of any such contractual liability. Loss reserve estimates for these environmental impairment and asbestos exposures include case reserves, which also reflect reserves for legal and other loss adjustment expenses and IBNR reserves. IBNR reserves are determined based upon CATA’s historic general liability exposure base and policy language, previous environmental impairment loss experience and the assessment of current trends of environmental law, environmental cleanup costs, asbestos liability law and judgmental settlements of asbestos liabilities.

For both asbestos and environmental impairment reinsurance claims, CATA establishes case reserves by receiving case reserve amounts from its ceding companies and verifies these amounts against reinsurance contract terms, analyzing from the first dollar of loss incurred by the primary insurer. In establishing the liability for asbestos and environmental impairment claims, CATA considers facts currently known and the current state of the law and coverage litigation. Additionally, ceding companies often report potential losses on a precautionary basis to protect their rights under the reinsurance arrangement, which generally calls for prompt notice to the reinsurer. Ceding companies, at the time they report potential losses, advise CATA of the ceding companies’ current estimate of the extent of the loss. CATA’s claims department reviews each of the precautionary claims notices and, based upon current information, assesses the likelihood of loss to CATA. This assessment is one of the factors used in determining the adequacy of the recorded asbestos and environmental impairment reserves. Although we are unable at this time to determine whether additional reserves, which could have a material impact upon our results of operations, may be necessary in the future, we believe that CATA’s asbestos and environmental impairment reserves are adequate as of December 31, 2007.

Reinsurance.  Receivables recorded with respect to claims ceded by our insurance operating units to reinsurers under reinsurance contracts are predicated in large part on the estimates for unpaid losses and, therefore, are also subject to a significant degree of uncertainty. In addition to the factors cited above, reinsurance receivables may prove uncollectible if the reinsurer is unable to perform under the contract. Reinsurance contracts purchased by our insurance operating units do not relieve them of their obligations to their own policyholders. Additional information regarding the use of, and risks related to, the use of reinsurance by our insurance operating units can be found on pages 26 and 27 of this Form 10-K Report.

Investments

We hold our equity and debt securities as available for sale, and as such, these securities are recorded at fair value. We continually monitor the difference between cost and the estimated fair value of our investments, which involves uncertainty as to whether declines in value are temporary in nature. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in common stockholders’ equity. If we believe the decline is other than temporary, we write it down to the carrying value of the investment and record a realized loss on our statement of earnings. Management’s assessment of a decline in value includes, among other things,

•	the duration of time and the relative magnitude to which fair value of the investment has been below cost;

•	the financial condition and near-term prospects of the issuer of the investment;

•	extraordinary events, including negative news releases and rating agency downgrades, with respect to the issuer of an investment; and

•	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

Goodwill and Other Intangible Assets

Our consolidated balance sheet as of December 31, 2007 includes goodwill and other intangible assets, net of amortization, of approximately $215.0 million. This amount has been recorded as a result of business acquisitions. Goodwill and other intangible assets are tested annually for impairment. We completed the annual test for impairment during the fourth quarter of 2007 based upon results of operations through September 30, 2007 and determined that there was no indication of impairment. A significant amount of judgment is required in performing goodwill and other intangible assets impairment tests. These tests include estimating the fair value of our operating units and other intangible assets. With respect to goodwill, as required by Financial Accounting Standards Board Statement No. 142, or “SFAS 142,” we compare the estimated fair value of our operating units with their respective carrying amounts including goodwill. Under SFAS 142, fair value refers to the amount for which the entire operating unit may be bought or sold. Our methods for estimating operating unit values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. All of these methods involve significant estimates and assumptions.

Deferred Taxes

We file a consolidated federal income tax return with our subsidiaries, except for Darwin as a result of its initial public offering in May 2006. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At

December 31, 2007, a net deferred tax liability of $57.7 million was recorded, which included a valuation allowance of $13.9 million for certain deferred state tax assets which we believe may not be realized. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. This determination is based upon a review of anticipated future earnings as well as all available evidence, both positive and negative.

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

Consolidated Results of Operations

Overview

We are engaged, through AIHL and its subsidiaries, primarily in the property and casualty and surety insurance business. In addition, AIHL Re, a captive reinsurance subsidiary of AIHL, is available to provide reinsurance to our insurance operating units and affiliates. We also own and manage properties in the Sacramento, California region through our subsidiary Alleghany Properties and conduct corporate investment and other activities at the parent level, including the holding of strategic equity investments. Our primary sources of revenues and earnings are our insurance operations and investments.

The profitability of our insurance operating units, and as a result, our profitability, is primarily impacted by the adequacy of premium rates, as well as the cost of reinsurance, level of catastrophe losses, intensity of competition and investment returns. The ultimate adequacy of premium rates is not known with certainty at the time a property casualty insurance policy is issued because premiums are determined before claims are reported. The adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters, regulatory measures and court decisions that define and expand the extent of coverage and the effects of economic inflation on the amount of compensation due for injuries or losses.

With respect to reinsurance, as part of their overall risk and capacity management strategy, our insurance operating units purchase reinsurance for certain amounts of risk underwritten by them, especially catastrophe risks. The reinsurance programs purchased by our insurance operating units are generally subject to annual renewal. Market conditions beyond their control determine the availability and cost of the reinsurance protection they purchase, which may affect the level of businesses written and thus their profitability.

Catastrophe losses, or the absence thereof, have also had a significant impact on our results. For example, pre-tax catastrophe losses, net of reinsurance and reinsurance reinstatement premiums, at our insurance operating units were $48.9 million in 2007, $18.0 million in 2006 and $330.8 million in 2005. The incidence and severity of catastrophes in any short period of time are inherently unpredictable. Catastrophes can cause losses in a variety of our property and casualty lines, and most of our past catastrophe-related claims have resulted from severe storms. Although we experienced minimal catastrophe losses in 2007 and 2006, it is possible that a catastrophic event or multiple catastrophic events could produce significant losses and have a material adverse effect on our financial condition and results of operations in the future.

The profitability of our insurance operating units is impacted by price competition. Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity, known as a soft market, followed by periods of high premium rates and shortages of underwriting capacity. Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. As discussed in more detail below, our insurance operating units experienced increased pricing competition in certain of their lines of business during 2006, and this competitive environment continued and increased during 2007, resulting in a decrease in pricing over that time. The impact of this price competition cannot be fully quantified in advance, but it is possible that this price competition, to the extent the loss costs of our insurance operating units exceed premiums, could have a material adverse effect on the results of our insurance operating units in the future.

Finally, profitability is also affected by our investment income. Our invested assets, which are derived primarily from our own capital and cash flow from our insurance operating units, are invested principally in fixed income securities, although we also invest in equity securities. The return on fixed income securities is primarily impacted by general interest rates and the credit quality and duration of the securities.

The following table summarizes our consolidated revenues, costs and expenses and earnings.

	2007	2006	2005
	(in thousands)

Revenues
Net premiums earned	$1,155,221	$1,010,129	$849,653
Net investment income	168,655	144,377	83,012
Net realized capital gains	92,738	28,224	148,446
Other income	15,427	26,435	14,715

Total revenues	$1,432,041	$1,209,165	$1,095,826

Costs and expenses
Loss and loss adjustment expenses	$550,329	$498,954	$747,967
Commissions, brokerage and other underwriting expenses	308,102	251,877	216,796
Other operating expenses	61,364	48,111	29,465
Corporate administration	32,987	41,667	38,305
Interest expense	1,479	5,626	3,474

Total costs and expenses	$954,261	$846,235	$1,036,007

Earnings from continuing operations, before income taxes and minority interest	$477,780	$362,930	$59,819
Income taxes	157,901	106,109	13,842

Earnings from continuing operations before minority Interest	319,879	256,821	$45,977
Minority interest, net of tax	14,602	5,577	—

Earnings from continuing operations	$305,277	$251,244	$45,977
Earnings from discontinued operations, net of tax*	—	—	6,357

Net earnings	$305,277	$251,244	$52,334

Revenues

AIHL	$1,341,272	$1,149,405	$951,916

Corporate activities	90,769	59,760	143,910

	2007	2006	2005
	(in thousands)

Earnings (loss) from continuing operations, before income taxes and minority interest

AIHL	$424,347	$354,134	$(39,053)

Corporate activities	53,433	8,796	98,872

*	Amount reflects the discontinued operations of World Minerals prior to its sale in July 2005.

Operating Results

Our earnings before income taxes and minority interest in 2007 increased from 2006, reflecting increases in net premiums earned and substantially higher net realized capital gains, partially offset by an increase in loss and loss adjustment expenses and commissions, brokerage and other underwriting expenses. The increase in net premiums earned primarily reflects growth at RSUI, CATA and Darwin, and the inclusion of the results of EDC commencing in July 2007. The increase in net realized capital gains in 2007 primarily reflects the sale in 2007 of approximately 809,000 shares of common stock of Burlington Northern for a net realized capital gain of $55.9 million, as well as the sale of common stock holdings in the energy sector for a net realized capital gain of $28.5 million. The decrease in other income for 2007 reflects gains on sales of real property by Alleghany Properties of $14.7 million during 2007, compared with gains of $24.3 million in 2006.

The increase in loss and loss adjustment expenses and commissions, brokerage and other underwriting expenses primarily reflects the growth in net premiums earned at RSUI, CATA and Darwin, and the inclusion of the results of EDC commencing in July 2007. Other operating expenses increased in 2007 from 2006, primarily reflecting increased long-term incentive expense accruals at our insurance operating units. Interest expense decreased in 2007 from 2006, primarily reflecting the maturity of our $80.0 million of floating rate notes in January of 2007 of our financing subsidiary Alleghany Funding Corporation, or “Alleghany Funding.”

Our earnings from continuing operations before income taxes and minority interest in 2006 increased from 2005, primarily reflecting a significant decrease in net catastrophe losses incurred in 2006 compared with 2005, which included significant catastrophe losses attributable to Hurricanes Katrina and Rita. Pre-tax catastrophe losses were $18.0 million in 2006, compared with $330.8 million, including reinsurance reinstatement premiums, in 2005. 2006 results also reflect an increase in net premiums earned and net investment income, partially offset by lower net realized capital gains, higher non-catastrophe-related loss and loss adjustment expenses related to the increase in net premiums earned, and higher other income. The increase in net premiums earned in 2006 from 2005 primarily reflects growth at each of our insurance operating units. The increase in net investment income in 2006 from 2005 primarily reflects strong underwriting cash flow. The decrease in net realized capital gains in 2006 from 2005 primarily reflects $132.6 million of capital gains due to the sale of common stock of Burlington Northern and CIGNA in 2005. The increase in other income in 2006 from 2005 primarily reflects a $23.1 million gain on sale of 59 acres of real estate in May 2006 by Alleghany Properties.

The effective tax rate on earnings from continuing operations before income taxes was 33 percent in 2007, 29 percent in 2006, and 23 percent in 2005. The effective tax rate in 2007 reflects a net tax adjustment of $5.2 million in the fourth quarter of 2007 resulting primarily from the reduction of estimated deferred tax assets related to unused foreign tax credits. The unused foreign tax credits arose from our ownership of World Minerals prior to its sale in July 2005. The effective tax rate in 2006 reflects a tax benefit of $10.8 million in the first quarter of 2006 resulting from the release of a valuation allowance we held with respect to a portion of our deferred tax assets related to such unused foreign tax credits. The lower effective tax rate in 2005 relative to both 2007 and 2006 reflects the impact of significant catastrophe losses incurred during 2005.

Net earnings from continuing operations for 2007 and 2006 include the $5.2 million tax adjustment and $10.8 million tax benefit noted above. Net earnings from continuing operations for 2005 reflect a reduction in taxes as a result of the significant catastrophe losses incurred during the 2005 third quarter.

AIHL Operating Unit Pre-Tax Results

	RSUI	AIHL Re	CATA	EDC(1)	Darwin	AIHL
	(in millions, except ratios)

2007
Gross premiums written	$1,206.6	$1.1	$207.2	$49.0	$280.3	$1,744.2
Net premiums written	716.1	2.2	199.1	45.1	199.7	1,162.2

Net premiums earned(2)	$707.5	$24.5	$198.0	$44.3	$180.9	$1,155.2
Loss and loss adjustment expenses	324.3	—	95.8	28.9	101.3	550.3
Underwriting expenses(3)	163.3	0.1	82.8	11.0	50.9	308.1

Underwriting profit(4)	$219.9	$24.4	$19.4	$4.4	$28.7	$296.8

Net investment income(2)						149.0
Net realized capital gains(2)						36.5
Other income(2)						0.5
Other expenses(3)						58.5

Earnings before taxes and minority interest						$424.3

Loss ratio(5)	45.8%	0.0%	48.4%	65.1%	56.0%	47.6%
Expense ratio(6)	23.1%	0.7%	41.8%	24.8%	28.1%	26.7%

Combined ratio(7)	68.9%	0.7%	90.2%	89.9%	84.1%	74.3%

2006
Gross premiums written	$1,366.1	$—	$189.8		$246.2	$1,802.1
Cessions to AIHL Re	(58.0)	58.0	—		—	—

Gross premiums written after AIHL Re	$1,308.1	$58.0	$189.8		$246.2	$1,802.1
Net premiums written	676.6	58.0	181.6		157.0	1,073.2

Net premiums earned(2)	$670.7	$35.6	$171.4		$132.4	$1,010.1
Loss and loss adjustment expenses	332.3	—	78.0		88.6	498.9
Underwriting expenses(3)	141.0	0.2	74.3		36.4	251.9

Underwriting profit(4)	$197.4	$35.4	$19.1		$7.4	$259.3

Net investment income(2)						123.5
Net realized capital losses(2)						13.9
Other income(2)						1.8
Other expenses(3)						44.4

Earnings before taxes and minority interest						$354.1

Loss ratio(5)	49.6%	—	45.5%		66.9%	49.4%
Expense ratio(6)	21.0%	0.8%	43.3%		27.5%	24.9%

Combined ratio(7)	70.6%	0.8%	88.8%		94.4%	74.3%

2005
Gross premiums written	$1,247.8	—	$173.4		$165.8	$1,587.0
Net premiums written	618.4	—	164.4		100.6	883.4

Net premiums earned(2)	$605.9	—	$159.1		$84.7	$849.7
Loss and loss adjustment expenses	614.4	—	75.0		58.6	748.0
Underwriting expenses(3)	124.5	—	68.5		23.8	216.8

Underwriting (loss) profit(4)	$(133.0)	—	$15.6		$2.3	$(115.1)

Net investment income(2)						67.3
Net realized capital gains(2)						31.6
Other income(2)						3.3
Other expenses(3)						(26.2)

Earnings before taxes and minority interest						$(39.1)

Loss ratio(5)	101.4%	—	47.1%		69.2%	88.0%
Expense ratio(6)	20.5%	—	43.1%		28.1%	25.5%

Combined ratio(7)	121.9%	—	90.2%		97.3%	113.5%

(1)	Includes the results of EDC, net of purchase accounting adjustments, commencing July 18, 2007. See Note 9 to the Notes to our consolidated financial statements set forth in Item 8 of this Form 10-K Report.

(2)	Represent components of total revenues.

(3)	Underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses directly attributable to underwriting activities, whereas the remainder constitutes other expenses.

(4)	Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or net realized capital gains. Underwriting profit does not replace net income determined in accordance with GAAP as a measure of profitability; rather, we believe that underwriting profit, which does not include net investment income and other income or net realized capital gains, enhances the understanding of AIHL’s insurance operating units’ operating results by highlighting net income attributable to their underwriting performance. With the addition of net investment income and other income and net realized capital gains, reported pre-tax net income (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting profit as an important measure in the overall evaluation of performance.

(5)	Loss and loss adjustment expenses divided by net premiums earned, all as determined in accordance with GAAP.

(6)	Underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.

(7)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on losses (including loss adjustment expenses) and underwriting expenses.

Discussion of individual AIHL operating unit results follows, and AIHL investment results are discussed below under “Investments.”

RSUI

The decrease in gross premiums written in 2007 from 2006 primarily reflects continuing and increasing pricing competition in RSUI’s general liability, umbrella and property lines of business. RSUI’s net premiums earned in both property and casualty lines of business increased in 2007 from 2006. The increase in property net premiums earned is due primarily to increased retentions and reduced reinsurance limits being purchased at lower rates for catastrophe and per risk coverage renewed at May 1, 2007. The increase in casualty net premiums earned primarily reflects the growth of RSUI’s binding authority line of business which writes small, specialized coverages pursuant to underwriting authority arrangements with managing general agents. The increase in net premiums earned in 2006 from 2005 primarily reflects volume increases in all casualty lines of business, due primarily to growth in gross premiums written. In addition, net premiums earned increased in property lines of business reflecting higher prices on catastrophe-exposed risks and increased retentions from reduced cessions under RSUI’s property surplus share reinsurance treaties, partially offset by higher per risk and catastrophe reinsurance costs and a decrease in exposed limits.

The slight decrease in loss and loss adjustment expenses in 2007 from 2006 primarily reflects continued favorable current accident year loss experience for property and to a lesser extent, D&O lines of business, partially offset by an $8.5 million net increase in reserves. This net reserve increase reflects a $43.2 million increase in estimated losses and loss adjustment expenses related to Hurricane Katrina, partially offset by a release of $34.7 million of prior year reserves principally for the professional liability and D&O lines of business. The increase in Hurricane Katrina reserves primarily reflect the results of reviews, completed during 2007, of Katrina loss and loss adjustment expense reserves in light of the current uncertain legal environment. RSUI reviews its reserves quarterly. In 2007, settlements of pending claims were larger than expected, which contributed to RSUI’s decision to increase reserves for its remaining pending Hurricane Katrina claims. Future legal developments, to the extent adverse to the insurance industry, may result in additional adverse development in RSUI’s Hurricane Katrina loss and loss adjustment expense reserves. The release of prior year reserves for the professional liability and D&O liability lines of business reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. The significant decrease in loss and loss adjustment expenses in 2006 from 2005 primarily reflects the absence in 2006 of significant catastrophe losses, compared with significant catastrophe losses in 2005.

The increase in underwriting expenses in 2007 from 2006 reflects higher salary and benefit expenses and lower ceding commissions earned by RSUI on its property surplus share reinsurance arrangements, which caused net commission expenses incurred to increase. The increase in underwriting expenses in 2006 from 2005 primarily reflects higher commissions and other acquisition-related expenses as a consequence of increased premium volumes in 2006 compared with 2005 and lower commissions paid to RSUI on ceded reinsurance.

RSUI’s underwriting profit for 2007 increased from 2006, primarily reflecting an increase in net premiums earned and lower than expected current accident year property losses, partially offset by higher underwriting expenses and the net reserve increase of $8.5 million, as discussed above. RSUI’s underwriting profit for 2006 increased from 2005, reflecting significantly lower net catastrophe losses, as noted above, partially offset by an $8.9 million net reserve adjustment. This net reserve adjustment primarily reflected a decrease in estimated reinsurance recoverables related to Hurricane Katrina due to a change in the composition of estimated ceded losses, partially offset by prior year reserve releases related to Hurricane Wilma and 2004 third quarter hurricanes. The reserving actions related to Hurricane Katrina reflect a review completed by RSUI during the 2006 fourth quarter of Hurricane Katrina reinsurance cessions that showed RSUI’s net retained losses would be slightly higher than previously estimated. With respect to the 2004 third quarter hurricanes, the reserve releases reflected a determination that paid losses for such hurricanes were at or close to ultimate expected losses.

Additional information regarding RSUI’s use of reinsurance and risks related to reinsurance recoverables can be found on pages 18 through 20 and pages 26 and 27 of this Form 10-K Report. Additional information regarding RSUI’s adjustments to and releases of prior year reserves can be found on page 35 and pages 45 and 46 of this Form 10-K Report.

Rates at RSUI in 2007 compared to 2006 reflect overall industry trends of downward pricing as a result of increased competition, with decreased rates in all of RSUI’s lines of business, particularly with respect to the general liability, umbrella and property lines of business. In 2006, rates for RSUI’s catastrophe-exposed property risks increased substantially, more than offsetting reductions in premium resulting from exposure reduction efforts RSUI commenced during the 2005 fourth quarter. RSUI undertook such efforts to reduce its exposed limits and raise attachment points on catastrophe-exposed property business. RSUI believes that its efforts have resulted in significantly lower accumulations of catastrophe risk on a gross basis. With respect to RSUI’s casualty lines of business, rates during 2006 decreased slightly from 2005 due to increased competition.

AIHL Re

AIHL Re was formed in June 2006 as a captive reinsurance subsidiary of AIHL to provide catastrophe reinsurance coverage for RSUI. AIHL Re and RSUI entered into a reinsurance agreement, effective July 1, 2006, whereby AIHL Re, in exchange for market-based premiums, took that portion of RSUI’s catastrophe reinsurance program not covered by third-party reinsurers. The cumulative premiums ceded from RSUI to AIHL Re under this agreement for the coverage period was $59.1 million, which reflects a $1.1 million premium adjustment recorded during the second quarter of 2007. This reinsurance coverage expired on April 30, 2007 and AIHL Re is not participating in RSUI’s catastrophe reinsurance program for the 2007-2008 period.

AIHL Re’s underwriting profit in 2007 reflects the absence of catastrophe losses during the period. In connection with the expiration of the reinsurance agreement, the trust funds established to secure AIHL Re’s obligations to make payments to RSUI under such reinsurance agreement were dissolved and the $208.0 million in such trust funds was returned to AIHL.

AIHL Re and Homesite entered into a reinsurance agreement, effective April 1, 2007, whereby AIHL Re, in exchange for annual premium of approximately $2.0 million, provides $20.0 million of excess-of-loss reinsurance coverage to Homesite under its catastrophe reinsurance program. To secure AIHL Re’s obligations to make payments to Homesite under the April 1, 2007 agreement, a deposit of approximately $20.0 million has been made into a trust fund established for the benefit of Homesite.

CATA

The increases in CATA’s net premiums earned in 2007 from 2006, and in 2006 from 2005, reflect growth in gross and net premiums written in CATA’s property and casualty (including in excess and surplus markets) lines of business. The increases in loss and loss adjustment expenses in 2007 from 2006, and in 2006 from 2005, reflect growth in net premiums earned and higher property losses, partially offset by reductions of prior year reserves principally related to liability and commercial surety lines of business. Such reductions were $14.4 million in 2007, $13.6 million in 2006 and $5.1 million in 2005. The increase in underwriting expenses in 2007 from 2006, and in 2006 from 2005, primarily reflect higher commissions and other acquisition-related expenses as a consequence of increased premium volumes. The increases in CATA’s underwriting profit in 2007 from 2006, and in 2006 from 2005, primarily reflect favorable loss emergence principally in its liability and commercial surety lines of business, resulting in a release of prior year reserves, partially offset by higher than expected current year property loss frequency and severity. CATA’s property lines of business were unprofitable in 2007.

Additional information regarding CATA’s releases of prior year reserves can be found on page 35 of this Form 10-K Report.

CATA experienced increased competition and decreased rates in its property and casualty and commercial surety lines of business during 2007, compared with 2006. CATA experienced generally unchanged rates in its property and casualty and commercial surety lines of business in 2006, compared with 2005.

EDC

EDC’s net premiums earned in 2007 reflect rate decreases on new and renewal policies of 9.5 percent effective December 15, 2006 and 14.2 percent effective June 30, 2007. Loss and loss adjustment expenses in 2007 reflect the exposure of EDC’s underlying book of business, relatively flat trends in loss costs and the favorable impact of a net $9.7 million reduction in reserves for periods prior to EDC’s acquisition by AIHL. This $9.7 million reserve reduction consisted of an $18.8 million reduction in reserves for prior accident years, partially offset by a $9.1 million increase for the 2007 accident year through the date of EDC’s acquisition by AIHL. Additional information regarding EDC’s releases to prior year reserves can be found on page 36 of this Form 10-K Report. EDC experienced increased competition and decreasing rates in its California workers’ compensation business during 2007.

AIHL’s results include the results of EDC, net of purchase accounting adjustments, commencing July 18, 2007. See Note 16 to the Notes to our consolidated financial statements set forth in Item 8 of this Form 10-K Report.

Darwin

The increases in Darwin’s net premiums earned in 2007 from 2006, and in 2006 from 2005, reflect increases in gross premiums written reflecting growth in Darwin’s E&O and medical malpractice lines of business, improved pricing and terms under Darwin’s reinsurance programs compared with its expired programs, and a reduction of ceded premiums, resulting from the release of prior accident year loss reserves. The increases in loss and loss adjustment expenses and underwriting expenses in 2007 from 2006, and in 2006 from 2005, primarily reflect an increase in premium volume, partially offset by a reduction of reserves for prior accident years. The increases in underwriting profit in 2007 from 2006, and in 2006 from 2005, primarily reflect an increase in net premiums earned and releases of prior year loss reserves and corresponding adjustments in ceded reinsurance premiums. The releases of prior year loss reserves and corresponding adjustments in ceded reinsurance premiums totaled $21.2 million in 2007 and $4.0 million in 2006, compared with no prior year loss reserve releases in 2005.

Additional information regarding Darwin’s use of reinsurance and risks related to reinsurance recoverables can be found on page 20 and page 26 of this Form 10-K Report. Additional information regarding Darwin’s releases of prior year reserves can be found on pages 35 and 36 and page 46 of this Form 10-K Report.

Darwin experienced increased competition and decreased rates across all of its lines of business during 2007, compared with 2006.

Reserve Review Process

AIHL’s insurance operating units periodically analyze and adjust their expected ultimate cost, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid losses and loss adjustment expenses, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. The following table presents the reserves established in connection with the losses and loss adjustment expenses of AIHL’s insurance operating units on a gross and net basis by line of business. These reserve amounts represent the accumulation of estimates of ultimate losses, including IBNR, and loss adjustment expenses.

					Workers’	All
	Property	Casualty(1)	CMP(2)	Surety	Comp(3)	Other(4)	Total
	(in millions)

At December 31, 2007
Gross loss and LAE reserves	$332.1	$1,883.6	$85.0	$20.6	$187.4	$71.4	$2,580.1
Reinsurance recoverables on unpaid losses	(126.4)	(732.3)	(1.1)	(0.3)	(8.8)	(46.4)	(915.3)

Net loss and LAE reserves	$205.7	$1,151.3	$83.9	$20.3	$178.6	$25.0	$1,664.8

At December 31, 2006
Gross loss and LAE reserves	$598.3	$1,503.5	$86.2	$18.4	$11.5	$86.7	$2,304.6
Reinsurance recoverables on unpaid losses	(348.4)	(608.7)	(1.1)	(0.2)	—	(51.4)	(1,009.8)

Net loss and LAE reserves	$249.9	$894.8	$85.1	$18.2	$11.5	$35.3	$1,294.8

At December 31, 2005
Gross loss and LAE reserves	$1,358.8	$1,012.8	$85.8	$14.4	$10.4	$98.8	$2,581.0
Reinsurance recoverables on unpaid losses	(1,062.8)	(403.7)	(0.2)	(0.5)	—	(74.0)	(1,541.2)

Net loss and LAE reserves	$296.0	$609.1	$85.6	$13.9	$10.4	$24.8	$1,039.8

(1)	Primarily consists of excess and umbrella, D&O liability, professional liability, general liability and medical malpractice liability.

(2)	Commercial multiple peril.

(3)	Workers’ compensation amounts at December 31, 2007 include EDC, net of purchase accounting adjustments. See Note 16 to the Notes to our consolidated financial statements set forth in Item 8 of this Form 10-K Report. Such adjustments include a minor reduction of gross and net losses and loss adjustment expenses for acquisition-date discounting, as required under purchase accounting. Workers’ compensation amounts at December 31, 2007, 2006 and 2005 include minor workers’ compensation balances from CATA, which were previously classified as “casualty.”

(4)	Primarily consists of loss and loss adjustment expense reserves for discontinued lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees. The loss and loss adjustment expense reserves are ceded 100 percent to the sellers. Additional information regarding the loss reserve guarantees can be found in Note 5 to the Notes to our consolidated financial statements contained in Item 8 of this Form 10-K Report.

Changes in Loss and LAE Reserves between December 31, 2007 and December 31, 2006

Gross Reserves.  The increase in gross loss and loss adjustment expense reserves at December 31, 2007 from December 31, 2006 primarily reflects increases in workers’ compensation and casualty gross loss and loss adjustment expense reserves, partially offset by a net reduction in RSUI’s property gross loss and loss adjustment expense reserves. The increase in workers’ compensation gross loss and loss adjustment expense reserves is due to the acquisition of EDC. The increase in casualty gross loss and loss adjustment expense reserves primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior casualty accident years at RSUI and Darwin, partially offset by releases of prior year reserves. The decrease in property gross loss and loss adjustment expense reserves is mainly due to gross loss payments on 2004 and 2005 hurricane related losses, principally Hurricane Katrina.

Net Reserves.  The increase in net loss and loss adjustment expense reserves at December 31, 2007 from December 31, 2006 primarily reflects increases in workers’ compensation and casualty net loss and loss adjustment expense reserves. The increase in workers’ compensation gross loss and loss adjustment expense reserves is due to the acquisition of EDC. The increase in casualty gross loss and loss adjustment expense reserves is due to RSUI and Darwin, and primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior casualty accident years, and lower reinsurance utilization, partially offset by releases of prior year reserves. Slightly lower loss and loss adjustment expense property reserves is mainly due to loss payments on 2004 and 2005 hurricane related losses, principally Hurricane Katrina, partially offset by an increase in estimated losses, net of reinsurance recoverables on unpaid losses, related to Hurricane Katrina, as discussed in more detail on pages 42 and 43 of this Form 10-K Report.

Changes in Loss and LAE Reserves between December 31, 2006 and December 31, 2005

Gross Reserves.  The decrease in gross loss and loss adjustment expense reserves at December 31, 2006 from December 31, 2005 primarily reflects a reduction in RSUI’s property loss and loss adjustment expense reserves, partially offset by increases in casualty loss and loss adjustment expense reserves at RSUI and Darwin. The decrease in gross property loss and loss adjustment expense reserves is mainly due to gross loss payments on 2004 and 2005 hurricane related losses, principally Hurricane Katrina. The increase in casualty gross loss and loss adjustment expense reserves primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior casualty accident years.

Net Reserves.  The increase in net loss and loss adjustment expense reserves at December 31, 2006 from December 31, 2005 is due primarily to an increase in casualty loss and loss adjustment expense reserves primarily due to growth at Darwin. The increase in net loss and loss adjustment expense reserves for the casualty lines of business primarily reflects anticipated loss reserves on current accident year net premiums earned and limited net paid loss activity for current and prior casualty accident years. The decrease in net loss and loss adjustment expense reserves for property primarily reflects loss payments, net of reinsurance recoveries, on 2004 and 2005 hurricane related losses, partially offset by an $8.9 million net reserve adjustment related to the 2004 and 2005 hurricanes, as discussed in more detail on pages 42 and 43 of this Form 10-K Report.

Reinsurance Recoverables

At December 31, 2007, AIHL had total reinsurance recoverables of $1.0 billion, consisting of $0.9 billion of ceded outstanding losses and loss adjustment expenses and $0.1 billion of recoverables on paid losses. AIHL’s largest concentration of reinsurance recoverables at December 31, 2007 was $182.6 million, representing 18.9 percent of total reinsurance recoverables, due from subsidiaries of Swiss Reinsurance Company, or “Swiss Re,” $118.0 million, representing 12.2 percent of total reinsurance recoverables, due from a subsidiary of The Chubb Corporation, or “Chubb,” and $100.6 million, representing 10.4 percent of total reinsurance recoverables, due from a subsidiary of Platinum Underwriters Holdings, Ltd., or “Platinum.” At December 31, 2007, the A.M. Best financial strength rating of each of the subsidiaries of Swiss Re and the subsidiary of Platinum was A (Excellent) or higher and A++ (Superior) for the subsidiary of Chubb. Approximately 91.6 percent of AIHL’s reinsurance recoverables balance at December 31, 2007 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. Of total reinsurance recoverable amounts, RSUI had reinsurance recoverables of approximately $791.8 million, consisting of $740.4 million of ceded outstanding losses and loss adjustment expenses and $51.4 million of recoverables on paid losses. AIHL had no allowance for uncollectible reinsurance as of December 31, 2007.

AIHL Investments

General.  AIHL and its insurance operating units invest in debt and equity securities to support their operations. Following is information relating to AIHL’s investments.

	Years Ended December 31,
	2007	2006	2005
	(in thousands)

Net investment income	$149,043	$123,522	$67,330
Net realized capital gains	$36,531	$13,889	$31,638

The increases in net investment income at AIHL in 2007 and 2006 primarily reflect a larger invested asset base, primarily due to the impact of strong operating cash flow. The increase in net investment income for 2007 also reflects the net positive effect of the acquisition of EDC as invested assets acquired were greater than our purchase price. The increase in net investment income for 2006 also reflects a larger invested asset base in 2006 as a result of capital contributions to AIHL by Alleghany and receipt of net proceeds from the initial public offering of Darwin common stock in May 2006.

AIHL’s 2007 net realized capital gains primarily reflect the sale of common stock holdings primarily in the energy and mining sectors. AIHL’s 2006 net realized capital gains primarily reflect the sale of common stock holdings in the energy sector. AIHL’s 2005 net realized capital gains primarily reflect the sale of 404,000 shares of CIGNA, for aggregate cash proceeds of $33.0 million.

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

AIHL produced positive cash flow in the three-year period ending December 31, 2007, despite, with respect to 2005, significant catastrophe losses. AIHL’s positive cash flow from continuing operations reduces the need to liquidate portions of its debt securities portfolio to pay for current claims. This positive cash flow also permits AIHL, as attractive investment opportunities arise, to make investments in debt securities that have a longer duration than AIHL liabilities. This strategy, when used, is designed to grow AIHL’s capital resources. When attractive investment opportunities do not arise, AIHL may maintain higher proportions of shorter duration securities to preserve its capital resources. In this regard, as of December 31, 2007, AIHL held approximately $996.0 million, or 34.4 percent of its debt securities portfolio, in securities with maturities of five years or less and approximately $398.2 million of short-term investments. See Note 3 to the Notes to our consolidated financial statements set forth in Item 8 of this Form 10-K Report for further details concerning the contractual maturities of our consolidated investment portfolio. AIHL may modestly increase the proportion of its debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide sufficient compensation for their increased risk. We do not believe that this strategy would reduce AIHL’s ability to meet ongoing claim payments or to respond to further significant catastrophe losses.

In the event paid losses accelerate beyond the ability of AIHL’s insurance operating units to fund these paid losses from current cash balances, current operating cash flow, coupon receipts and security maturities, AIHL would need to liquidate a portion of its investment portfolio, receive capital contributions from us and/or arrange for financing. Strains on liquidity could result from the occurrence of several significant catastrophic events in a relatively short period of time, the sale of investments to fund these paid losses into a depressed marketplace, the uncollectibility of reinsurance recoverables on these paid losses, the significant decrease in the value of collateral supporting these reinsurance recoverables or a significant reduction in our net premium collections. Although the majority of AIHL’s investment holdings are denominated in U.S. dollars, investments may be made in other currency denominations depending upon investment opportunities in those currencies, or as may be required by regulation or law. AIHL’s investment guidelines require compliance with applicable local regulations and laws.

Investment Position Summary.  The following table summarizes the investments of AIHL and its subsidiaries on a consolidated basis, excluding cash, as of December 31, 2007 and 2006, with all investments carried at fair value (in thousands, except for percentages):

Investments

	Amortized Cost or Cost		Fair Value
	Amount	Percentage	Amount	Percentage

December 31, 2007
Short-term investments	$398,201	10.2%	$398,201	9.8%
Corporate bonds	300,733	7.7	303,442	7.5
U.S. government and government agency bonds	213,964	5.5	218,716	5.4
Mortgage and asset-backed securities	810,250	20.8	811,414	20.1
Municipal bonds	1,365,222	35.1	1,377,586	34.0
Foreign bonds	176,039	4.5	182,136	4.5
Equity securities	632,521	16.2	760,309	18.7

Total	$3,896,930	100.0%	$4,051,804	100.0%

	Amortized Cost or Cost		Fair Value
	Amount	Percentage	Amount	Percentage

December 31, 2006
Short-term investments	$364,857	11.3%	$364,857	11.1%
Corporate bonds	340,390	10.5	338,648	10.3
U.S. government and government agency bonds	207,442	6.5	206,138	6.3
Mortgage- and asset-backed securities	829,350	25.8	823,875	25.1
Municipal bonds	932,019	29.0	934,193	28.4
Foreign bonds	178,396	5.6	178,689	5.4
Equity securities	363,730	11.3	441,447	13.4

Total	$3,216,184	100.0%	$3,287,847	100.0%

At December 31, 2007, AIHL’s mortgage- and asset-backed securities portfolio was backed by the following types of underlying collateral (in thousands):

Type of Underlying Collateral	Fair Value	Average Rating

Guaranteed by GNMA, FNMA or FHLMC(1)	$422,723	Aaa / AAA
Prime(2)	307,388	Aaa / AAA
Alt-A(2)	62,563	Aaa / AAA
Subprime(2)	18,740	Aaa / AAA

Total	$811,414	Aaa / AAA

(1)	“GNMA” refers to the Government National Mortgage Association; “FNMA” refers to the Federal National Mortgage Association; and “FHLMC” refers to the Federal Home Loan Mortgage Corporation.

(2)	As defined by Standard & Poor’s.

At December 31, 2007, AIHL’s holdings of securities backed by subprime collateral reflected no gross unrealized gains and $130 thousand of gross unrealized losses. All of such securities are rated AAA by Standard & Poor’s and rated Aaa or AAA by either Moody’s Investors Service or Fitch Ratings, respectively, and have an expected weighted average life of 1.6 years. AIHL’s holdings of securities backed by Alt-A collateral reflected $192 thousand of gross unrealized gains and $475 thousand of gross unrealized losses. 98.4 percent of such securities was rated AAA by Standard & Poor’s and rated Aaa or AAA by either Moody’s Investors Service or Fitch Ratings, respectively; with the remainder rated AA by Standard & Poor’s. The expected weighted average life of such securities is 3.9 years. All of our mortgage- and asset-backed securities are current as to principal and interest.

Approximately 28.3 percent, or approximately $820.7 million, of AIHL’s debt securities, predominantly municipal obligations, are insured by financial guaranty insurance companies. This insurance increases the credit quality and credit ratings of the debt securities discussed above. If the obligations of these financial guarantors ceased to be valuable due to either a credit rating downgrade or default, these debt securities would likely receive lower credit ratings by the rating agencies that would reflect the stand-alone creditworthiness of the various underlying obligors as if the debt securities were uninsured. The following table summarizes the credit quality of AIHL’s portfolio as currently rated, and the credit quality as if the securities in AIHL’s portfolio were uninsured:

	% of Debt Securities Portfolio
	as rated	as if uninsured

Aaa / AAA	77.0%	52.4%
Aa / AA	14.3%	29.7%
A / A	6.5%	14.0%
Baa / BBB	2.2%	2.3%
Below Baa / BBB	0.0%	0.0%
Not rated	0.0%	1.6%

	100.0%	100.0%

AIHL continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If AIHL believes a decline in the value of a particular investment is temporary, it records the decline as an unrealized loss in common stockholders’ equity. If the decline is believed to be other than temporary, it is written down to the carrying value of the investment and a realized loss is recorded on AIHL’s statement of earnings. Management’s assessment of a decline in value includes, among other things, (i) the duration of time and the relative magnitude to which fair value of the investment has been below cost; (ii) the financial condition and near-term prospects of the issuer of the investment; (iii) extraordinary events, including negative news releases and rating agency downgrades, with respect to the issuer of an investment; and (iv) AIHL’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. If the review indicates that the declines were other than temporary, AIHL would record a realized capital loss. In 2007, AIHL recorded $7.7 million of unrealized capital losses in its investment portfolio that were deemed to be other than temporary. Of the $7.7 million of unrealized capital losses, $6.6 million related to its mortgage- and asset-backed bond portfolio that were deemed to be other than temporary during the first quarter of 2007, and $1.1 million related to its equity portfolio that were deemed to be other than temporary during the third quarter of 2007. In 2006, AIHL recorded a realized capital loss of $3.6 million, compared with a realized capital loss of $40 thousand in 2005.

The following tables summarize, for all securities in an unrealized loss position at December 31, 2007 and 2006, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position (in thousands):

Securities in an Unrealized Loss Position

		Gross
		Unrealized
December 31, 2007	Fair Value	Loss

Debt securities:
0 — 12 months	$410,339	$4,323
Over 12 months	364,124	4,420

Total	$774,463	$8,743

Equity securities:
0 — 12 months	$272,692	$29,067
Over 12 months	—	—

Total	$272,692	$29,067

		Gross
		Unrealized
December 31, 2006	Fair Value	Loss

Debt securities:
0 — 12 months	$687,826	$4,104
Over 12 months	707,160	14,106

Total	$1,394,986	$18,210

Equity securities:
0 — 12 months	$41,627	$2,027
Over 12 months	—	—

Total	$41,627	$2,027

Debt Securities Portfolio.  The following table reflects investment results for the debt securities portfolio of AIHL and its subsidiaries, on a consolidated basis, for the years ended December 31, 2007, 2006 and 2005 (in thousands, except for percentages):

Investment Results for the Debt Securities Portfolio

		Net	Net	Pre-Tax
		Pre-Tax	After-Tax	Realized		After-
	Average	Investment	Investment	Gains	Effective	Tax
Year Ended:	Investments(1)	Income(2)	Income(3)	(Losses)	Yield(4)	Yield(5)

December 31, 2007	$2,677,006	$141,670	$108,095	$(7,964)	5.29%	4.04%
December 31, 2006	$2,041,666	$118,318	$87,389	$961	5.80%	4.28%
December 31, 2005	$1,371,703	$51,602	$38,804	$(1,605)	3.76%	2.83%

(1)	Average of amortized cost of fixed maturity portfolio at beginning and end of period.

(2)	After investment expenses, excluding realized gains or losses from sale of investments.

(3)	Net pre-tax net investment income less income taxes.

(4)	Net pre-tax net investment income for the period divided by average investments for the same period.

(5)	Net after-tax net investment income for the period divided by average investments for the same period.

Equity Securities Portfolio.  As of December 31, 2007, the equity securities portfolio of AIHL and its subsidiaries, on a consolidated basis, was carried at a fair value of approximately $760.3 million, with an original cost of approximately $632.5 million. In 2007, AIHL had dividend income on its portfolio of $11.7 million, compared to $5.2 million in 2006 and $4.1 million in 2005. AIHL and its subsidiaries may, from time to time, make significant investments in the common stock of a public company, subject to limitations imposed by applicable regulations.

Corporate Activities

Corporate activities recorded pre-tax earnings of $53.4 million on revenues of $90.8 million in 2007, compared with pre-tax earnings of $8.8 million on revenues of $59.8 million in 2006, and pre-tax earnings of $98.9 million on revenues of $143.9 million in 2005. Results for 2007 primarily reflect net realized capital gains at the parent level of $55.9 million resulting from the sale of approximately 809,000 shares of Burlington Northern common stock during 2007. Results for 2006 reflect $14.3 million of net realized capital gains from sales of all securities. Results for 2005 primarily reflect net realized capital gains at the parent level of $116.8 million resulting primarily from the sale of 2.0 million shares of Burlington Northern common stock.

Corporate activities 2007 results also reflect lower gains on sales of real property by Alleghany Properties in 2007 compared with 2006, partially offset by lower corporate administrative and interest expense. Gains on sales of real property were $14.7 million during 2007, compared with gains on sales of real property of $24.3 million in 2006 and $11.2 million in 2005. Lower corporate administration expenses are primarily due to decreased expenses for benefits incurred and other employee-related costs. Lower interest expense in 2007 from 2006 is primarily due to the maturity of our $80.0 million of floating rate notes in January of 2007 of Alleghany Funding. Net investment income for 2007 includes $4.1 million of earnings from Alleghany’s equity investment in Homesite, net of purchase accounting adjustments.

We hold certain strategic investments at the parent level. In this regard, as of December 31, 2007, we owned approximately 5.0 million shares of Burlington Northern. Burlington Northern owns one of the largest railroad networks in North America. These shares had an aggregate market value on December 31, 2007 of approximately $416.2 million, or $83.23 per share. The aggregate cost of our Burlington Northern common stock is approximately $60.4 million, or $12.07 per share. In February 2008, we sold approximately 431,000 shares of our Burlington Northern stock holdings for proceeds of approximately $38.9 million.

In addition to equity securities, we also hold $117.1 million of fixed income securities at the parent level which are highly-rated, available-for-sale bonds that are primarily issued by FHLMC and FNMA. In addition, $18.3 million of high quality, short-term investments are carried at cost, which approximates market value.

Financial Condition

Parent Level

General.  In recent years, we have followed a policy of maintaining a relatively liquid financial condition at the parent company in the form of cash, marketable securities, available credit lines and minimal amounts of debt. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. At December 31, 2007, we held approximately $556.5 million of marketable securities and cash at the parent company. We had no material commitments for capital expenditures at December 31, 2007.

On May 24, 2006, Darwin closed the initial public offering of its common stock. In the offering, Darwin sold 6.0 million shares of common stock for net proceeds of $86.3 million, all of which were used to reduce our equity interests in Darwin by redeeming Darwin preferred stock held by us. Upon completion of the offering, all remaining unredeemed shares of Darwin preferred stock automatically converted to shares of Darwin common stock. We continue to own approximately 55 percent of the total outstanding shares of common stock of Darwin, with no preferred stock outstanding. In connection with this transaction, we recorded an after-tax gain of $9.5 million, which is reflected in “Contributed capital.” The third-party ownership of Darwin is reflected on our consolidated balance sheet and income statement as a minority interest liability and as an expense.

On June 23, 2006, we completed an offering of 1,132,000 shares of 5.75% mandatory convertible preferred stock, or the “Preferred Stock,” at a public offering price of $264.60 per share, resulting in net proceeds of $290.4 million. The annual dividend on each share of Preferred Stock is $15.2144. Dividends on the Preferred Stock accrue and accumulate from the date of issuance, and, to the extent we are legally permitted to pay dividends and our Board of Directors declares a dividend payable, we will pay dividends in cash on a quarterly basis. Each share of Preferred Stock has a liquidation preference of $264.60, plus any accrued, cumulated and unpaid dividends. Each share of Preferred Stock will automatically convert on June 15, 2009 into between 0.8475 and 1.0000 shares of our common stock depending on the average market price per share of our common stock over the 20 trading day period ending on the third trading day prior to such date. The conversion rate is also subject to anti-dilution adjustments. At any time prior to June 15, 2009, holders of the Preferred Stock may elect to convert each share of Preferred Stock into 0.8475 shares of our common stock, subject to anti-dilution adjustments. All of the above per share data has not been adjusted for subsequent Alleghany common stock dividends.

Stockholders’ equity increased to $2,793.9 million as of December 31, 2007, compared with $2,449.3 million as of December 31, 2006, representing an increase of 14.1 percent, due primarily to an increase in our 2007 consolidated net income. In addition, stockholders’ equity benefited from an increase in net unrealized appreciation in our equity and fixed income portfolios. Stockholders’ equity increased to $2,449.3 million as of December 31, 2006, compared with $1,894.4 million as of December 31, 2005, representing an increase of 29.3 percent. The increase is due to the Preferred Stock issuance and the gain that we recorded as a result of Darwin’s initial public offering of common stock, as well as an increase in our consolidated net income for 2006. In addition, stockholders’ equity increased modestly from net unrealized appreciation in our equity portfolio, primarily due to our holdings of Burlington Northern common stock.

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

Dividends.  We have declared stock dividends in lieu of cash dividends every year since 1987 except 1998 when Chicago Title Corporation was spun off to our stockholders. These stock dividends have helped to conserve our financial strength and, in particular, the liquid assets available to finance internal growth and operating company acquisitions and investments. On April 25, 2008, as our dividend on our common stock for 2008, we will pay to stockholders of record on April 1, 2008 a dividend of one share of our common stock for every 50 shares outstanding.

Credit Agreement.  In addition to our liquid assets, on October 23, 2006, we entered into a three-year unsecured credit agreement, or the “Credit Agreement,” with a bank syndicate, providing commitments for revolving credit loans in an aggregate principal amount of up to $200.0 million. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes. At our option, borrowings under the Credit Agreement will bear interest at either (x) the higher of (i) the administrative agent’s prime commercial lending rate or (ii) the federal funds rate plus 0.5 percent, or (y) the London Interbank Overnight Rate, or “LIBOR,” plus a margin (currently 50 basis points) based on our Standard & Poors’ and/or Moody’s rating. The Credit Agreement requires that all loans shall be repaid in full no later than the Maturity Date, or October 23, 2009, although we may request up to two one-year extensions of the Maturity Date subject to meeting certain conditions and upon agreement of the Lenders. The Credit Agreement charges us a commitment fee of 1/8th of 1 percent per annum of the unused commitment.

The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this nature. In this regard, the Credit Agreement (i) requires us to, among other things, maintain Tangible Net Worth of not less than approximately $1.9 billion, maintain a ratio of Total Indebtedness to Total Capitalization as of the last day of each fiscal quarter of not greater than 0.25 to 1.0, limit the amount of certain other indebtedness and maintain certain levels of unrestricted liquid assets, and (ii) contains restrictions with respect to mortgaging or pledging any of our assets and our consolidation or merger with any other corporation. In addition, at any time when a Default or Event of Default has occurred and is continuing, the Credit Agreement prohibits us from paying any dividend or making any other distribution of any nature (cash, securities other than common stock of Alleghany, assets or otherwise), and from making any payment (whether in cash, securities or other property) on any class of our Capital Stock, and further prohibits any redemption, purchase, retirement, acquisition, cancellation, termination, or distribution by us in respect of any of the foregoing.

Under the Credit Agreement, an Event of Default is defined as (a) a failure to pay any principal or interest on any of the Loans or other Obligations under the Credit Agreement within designated time periods; (b) a breach of any representation or warranty made in the Credit Agreement; (c) a failure to comply with certain specified covenants, conditions or agreements; (d) a failure to comply with any other conditions, covenants or agreements within 15 days after knowledge or written notice of such failure; (e) the occurrence of certain bankruptcy, insolvency or reorganization events; (f) the occurrence of certain money judgments in excess of $5.0 million; (g) the acceleration of the maturity of any indebtedness of Alleghany or any subsidiary in an amount exceeding $5.0 million, or “Material Indebtedness,” or failure by Alleghany or any subsidiary to pay any Material Indebtedness when due or payable, or the failure by Alleghany or any subsidiary to comply with conditions, covenants or agreements in any agreement or instrument relating to Material Indebtedness which causes, or permits the holder of such Material Indebtedness to cause, the acceleration of such indebtedness; (h) the occurrence of certain events constituting a Change of Control of Alleghany; or (i) the issuance of any orders of conservation or supervision in respect of any material insurance subsidiary. If an Event of Default occurs, then, to the extent permitted in the Credit Agreement, the Lenders may terminate the Commitments, accelerate the repayment of any outstanding loans and exercise all rights and remedies available to such Lenders under the Credit Agreement and applicable law.

The Credit Agreement replaced a three-year unsecured credit agreement with a bank syndicate which was scheduled to expire by its terms on July 27, 2007, or the “Prior Credit Agreement,” and which also provided commitments for revolving credit loans in an aggregate principal amount of up to $200.0 million. No amounts were outstanding under the Prior Credit Agreement at the time of its termination, and we did not incur any early termination penalties or pay any fees related to the early termination of the Prior Credit Agreement. Our practice is to repay borrowings under our credit agreements promptly in order to keep the facilities available for future acquisitions. We did not borrow any amounts under the Credit Agreement during the year ended December 31, 2007.

Capital Contributions.  From time to time, we make capital contributions to our subsidiaries when third-party financing may not be attractive or available. In 2007, we made a capital contribution of $50.0 million to AIHL to provide additional capital support to EDC in connection with AIHL’s acquisition of EDC. In 2006, we made a capital contribution of $100.0 million to AIHL to provide catastrophe reinsurance coverage for RSUI through AIHL Re, a captive reinsurance subsidiary of AIHL. In addition, in 2006 we made a capital contribution of $88.0 million to AIHL in connection with its investment in Homesite. In 2005, we made capital contributions of $150.8 million to AIHL to provide additional capital to RSUI as a result of the 2005 hurricanes and $135.0 million to AIHL to provide additional capital to Darwin to support its business expansion and transition to a stand-alone insurance underwriting group. We expect that we will continue to make capital contributions to our subsidiaries in the future for similar or other purposes.

Common Stock Purchases.  We have announced that we may purchase shares of our common stock in open market or privately negotiated transactions from time to time. In this regard, at its meeting on February 26, 2008, our Board of Directors authorized management to cause Alleghany to purchase shares of its common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300 million. On March 29, 2006, we purchased an aggregate of 139,000 shares of our common stock for approximately $39.2 million, at an average cost of about $281.91 per share (not adjusted for the subsequent stock dividend), in a privately negotiated transaction. In 2007 and 2005, we did not purchase any shares of our common stock. As of December 31, 2007, we held no shares of treasury stock.

Dividends from Subsidiaries.  At December 31, 2007, approximately $412.2 million of the equity of all of our subsidiaries was available for dividends or advances to us at the parent level. At that date, approximately $2.0 billion of our total equity of $2.79 billion was unavailable for dividends or advances to us from our subsidiaries. With respect to AIHL’s insurance operating units, they are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by them without prior approval of insurance regulatory authorities. Of the aggregate total equity of our insurance operating units at December 31, 2007 of $2.17 billion, a maximum of $169.9 million was available for dividends without prior approval of the applicable insurance regulatory authorities. These limitations have not affected our ability to meet our obligations. In 2007, RSUI paid us a cash dividend of $75.0 million, CATA paid us a cash dividend of $12.0 million, AIHL Re paid us a dividend of $70.0 million and Alleghany Properties paid us a cash dividend of $12.0 million. In 2006, CATA paid us a cash dividend of $15.0 million and Alleghany Properties paid us a cash dividend of $11.5 million. In 2005, RSUI paid us a cash dividend of $25.0 million.

Contractual Obligations.  We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2007, certain long-term aggregate contractual obligations and credit-related financial commitments were as follows (in thousands):

			More Than	More Than
			1 Year	3 Years	More
		Within	But Within	But Within	Than 5
Contractual Obligations	Total	1 Year	3 Years	5 Years	Years

Subsidiary debt obligations	$5,000	$—	$5,000	$—	$—
Operating lease obligations	92,236	9,763	20,110	16,748	45,615
Dividends on preferred stock	25,834	17,223	8,611	—	—
Investments	13,660	6,830	6,830	—	—
Other long-term liabilities reflected on our consolidated balance sheet under GAAP*	151,193	51,063	43,734	25,758	30,638
Losses and LAE	2,580,056	653,548	973,251	511,853	441,404

Total	$2,867,979	$738,427	$1,057,536	$554,359	$517,657

*	Other long-term liabilities primarily reflect employee pension, certain retired executive pension obligations and certain incentive compensation plans.

Our insurance operating units have obligations to make certain payments for losses and adjustment expenses pursuant to insurance policies they issue. These future payments are reflected as reserves on our consolidated financial statements. With respect to loss and loss adjustment expenses, there is typically no minimum contractual commitment associated with insurance contracts and the timing and ultimate amount of actual claims related to these reserves is uncertain. Additional information regarding reserves for loss and loss adjustment expenses, including information regarding the timing of payments of these expenses, can be found on pages 14 through 18, page 24, pages 32 through 36 and pages 45 and 46 of this Form 10-K Report.

Material Off-Balance Sheet Arrangements.  We did not enter into any off-balance sheet arrangements during 2007, 2006 or 2005, nor did we have any off-balance sheet arrangements outstanding at December 31, 2007, 2006 or 2005.

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

AIHL.  The obligations and cash outflow of AIHL’s insurance operating units include claim settlements, administrative expenses and purchases of investments. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, AIHL’s insurance operating units accumulate funds which they invest pending the need for liquidity. As an insurance company’s cash needs can be unpredictable due to the uncertainty of the claims settlement process, AIHL’s portfolio, which includes those of its insurance operating units, is composed primarily of debt securities and short-term investments to ensure the availability of funds and maintain a sufficient amount of liquid securities. As of December 31, 2007, investments and cash represented 69.8 percent of the assets of AIHL and its insurance operating units.

At December 31, 2007, AIHL had total unpaid losses and loss adjustment expenses of approximately $2.6 billion and total reinsurance recoverables of approximately $967.5 million, consisting of $915.3 million of ceded outstanding losses and loss adjustment expenses and $52.2 million of recoverables on paid losses. As of December 31, 2007, AIHL’s investment portfolio had a fair market value of $4.1 billion and consisted primarily of high quality debt securities with an average life of 5.93 years and an effective duration of 4.31 years. Effective duration measures a portfolio’s sensitivity to change in interest rates; a change within a range of plus or minus 1 percent in interest rates would be expected to result in an inverse change of approximately 4 percent in the fair market value of the portfolio of AIHL. The overall debt securities portfolio credit quality is measured using the lower of either Standard & Poor’s or Moody’s rating. The weighted average rating at December 31, 2007 was AAA, with all securities rated investment grade. Additional information regarding AIHL’s investment portfolio and the credit quality of AIHL’s debt securities portfolio can be found on page 49 of this Form 10-K Report.

On May 2, 2005, DNA acquired Darwin Select for cash consideration of approximately $25.3 million, $22.3 million of which represented consideration for Darwin Select’s investment portfolio and the balance of which represented consideration for licenses. This acquisition was funded from internal cash resources. In June 2006, AIHL made a capital contribution of $50.0 million to AIHL Re to provide catastrophe reinsurance coverage for RSUI through AIHL Re. On December 29, 2006, AIHL acquired approximately 32.9 percent of the outstanding shares of common stock of Homesite for $120.7 million in cash. On July 18, 2007, AIHL acquired approximately 98.4 percent of the outstanding shares of common stock of EDC for $198.1 million. AIHL made a capital contribution of $50.0 million to EDC in connection with the acquisition of EDC.

On March 26, 2007, Darwin entered into an agreement with JPMorgan Chase Bank, National Association for a $25 million revolving credit facility. The credit facility is for a three year term. The cost of funds drawn down is an annual interest rate of LIBOR + 1.125 percent. As of December 31, 2007, Darwin had used $5.0 million of this $25.0 million revolving credit facility. Darwin’s obligations under this credit facility are not backed by Alleghany.

Additional information regarding the use of, and risks related to, reinsurance by our insurance operating units, which may impact their financial position, results of operations and cash flows can be found on pages 18 through 21, pages 26 and 27 and pages 42 through the top of page 45 of this Form 10-K Report.

Alleghany Properties.  As part of our sale of Sacramento Savings Bank in 1994, we, through our wholly-owned subsidiary Alleghany Properties, purchased the real estate and real estate-related assets of Sacramento Savings. Alleghany Properties is our only subsidiary holding substantial real estate investments. As of December 31, 2007, Alleghany Properties held properties having a total book value of $20.1 million, compared to $22.6 million as of December 31, 2006 and $27.5 million as of December 31, 2005. These properties and loans had a total book value of approximately $90.1 million as of October 31, 1994, the date Alleghany Properties purchased the assets. The capital needs of Alleghany Properties consist primarily of various development costs relating to its owned properties and corporate administration. Adequate funds to provide for the currently foreseeable needs of its business are expected to be generated by sales and, if needed, capital contributions by us. Alleghany Properties paid cash dividends to us of $12.0 million and $11.5 million in 2007 and 2006, respectively.

Recent Accounting Standards

In March 2006, FASB Statement No. 155, “Accounting for certain Hybrid Instruments, an amendment to FASB Statement No. 133 and 140,” was issued. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We have adopted the provisions of this Statement as of January 1, 2007, and the implementation did not have any material impact on our results of operations and financial condition.

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

In September 2006, FASB Statement No. 157, “Fair Value Measurements,” was issued. This Statement provides guidance for using fair value to measure assets and liabilities. The Statement does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted the provisions of this Statement as of January 1, 2008, and the implementation did not have any material impact on our results of operations and financial condition.

In September 2006, FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R),” or “SFAS 158,” was issued. We adopted SFAS 158 as of December 31, 2006. Refer to Note 11 of the Notes to the consolidated financial statements set forth in Item 8 of this Form 10-K Report.

At its September 2006 meeting, the Emerging Issues Task Force reached a consensus with respect to Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This Issue addresses split-dollar life insurance, which is defined as an arrangement in which the employer and an employee share the cash surrender value and/or death benefits of the insurance policy. Premiums may either be split by the employer and the employee, or the employer pays all of the premiums. This Issue applies to endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. In such instances, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 or FASB Opinion No. 12 (depending on whether a substantive plan is deemed to exist) based on the substantive agreement with the employee. This Issue is effective for fiscal years beginning after December 15, 2007. We have endorsement split-dollar life insurance policies for our executives that are effective during employment as well as retirement. Premiums are paid by us, and death benefits are split between us and the beneficiaries of the executive. Death benefits after retirement that inure to the beneficiaries are generally equal to the annual ending salary of the executive at the date of retirement. We have adopted the provisions of this Issue as of January 1, 2008, and the implementation did not have any material impact on our results of operations and financial condition.

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

In February 2007, FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” was issued. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, at specified election dates, with unrealized gains and losses reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” We have adopted the provisions of this Statement as of January 1, 2008, and the implementation did not have any effect on our results of operations and financial condition.

In December 2007, FASB Statements No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”) were issued. SFAS 141R replaces FASB Statement No. 141, “Business Combinations.” SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information regarding the nature and financial effect of the business combination. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way — as equity in the consolidated financial statements. SFAS 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We will adopt SFAS 141R and SFAS 160 for all business combinations initiated after December 31, 2008. We will also reclassify our minority interest liabilities as a separate component of shareholders’ equity after December 31, 2008.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, foreign currency exchange rates and commodity prices. The primary market risk related to our non-trading financial instruments is the risk of loss associated with adverse changes in interest rates.

We invest in equity securities which are subject to fluctuations in market value. We also purchase debt securities with fixed maturities that expose us to risk related to adverse changes in interest rates. We hold our equity securities and debt securities as available for sale. Any changes in the fair value in these securities, net of tax, would be reflected in our accumulated other comprehensive income as a component of stockholders’ equity. The table below summarizes our equity price risk and shows the effect of a hypothetical increase or decrease in market prices as of December 31, 2007 and 2006 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (in millions except for percentages):

			Estimated Fair Value	Hypothetical Percentage
	Estimated	Hypothetical	after Hypothetical	Increase (Decrease) in
As of December 31,	Fair Value	Price Change	Change in Prices	Stockholders’ Equity

2007	$1,180.1	20% Increase	$1,416.1	5.5%
		20% Decrease	$944.1	(5.5)%
2006	$873.1	20% Increase	$1,047.7	4.6%
		20% Decrease	$698.5	(4.6)%

The primary market risk for our and our subsidiaries’ debt is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate refinancing opportunities. We currently do not use derivatives to manage market and interest rate risks. One interest rate swap that we had matured in January 2007 at no gain or loss to us.

The tables below present sensitivity analyses of our (i) consolidated debt securities as of December 31, 2007 and 2006 that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates. In this sensitivity analysis model, we use fair values to measure its potential change, and a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical December 31, 2007 and 2006 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding.

Subsidiary debt as of December 31, 2006 of $80.0 million is not presented in the table below as such debt matured on January 22, 2007. Subsidiary debt as of December 31, 2007 of $5.0 million is also not presented in the table below as it is not material to our analysis of sensitivity to interest rates given the amount and terms of this debt. See Note 7 to the Notes to our consolidated financial statements set forth in Item 8 of this Form 10-K Report for more information regarding such subsidiary debt.

Interest Rate Shifts	-300	-200	-100	0	100	200	300
	(in millions)

At December 31, 2007
Debt securities, fair value	$3,386.1	$3,260.7	$3,136.5	$3,010.4	$2,881.1	$2,750.9	$2,622.8

Estimated change in fair value	$375.7	$250.3	$126.1	—	$(129.3)	$(259.5)	$(387.6)

At December 31, 2006
Debt securities, fair value	$2,961.2	$2,845.0	$2,733.0	$2,622.1	$2,509.9	$2,398.4	$2,289.1

Estimated change in fair value	$339.1	$222.9	$110.9	—	$(112.2)	$(223.7)	$(332.2)

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

Item 8.	Financial Statements and Supplementary Data.

Alleghany Corporation and Subsidiaries

Alleghany Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2007	2006
	(in thousands, except
	share amounts)

ASSETS
Investments
Available for sale securities at fair value:
Equity securities (cost: 2007 — $695,429; 2006 — $436,409)	$1,180,092	$873,143
Debt securities (amortized cost: 2007 — $2,981,236; 2006 — $2,628,765)	3,010,378	2,622,064
Short-term investments	424,494	438,567

	4,614,964	3,933,774

Other invested assets	193,272	123,651

Total investments	4,808,236	4,057,425

Cash	65,115	68,332
Notes receivable	—	91,536
Premium balances receivable	201,066	222,958
Reinsurance recoverables	967,533	1,067,926
Ceded unearned premium reserves	242,891	324,988
Deferred acquisition costs	89,437	80,018
Property and equipment at cost, net of accumulated depreciation and amortization	21,518	18,404
Goodwill and other intangibles, net of amortization	214,995	159,772
Current taxes receivable	2,646	—
Other assets	119,609	87,381

	$6,733,046	$6,178,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Losses and loss adjustment expenses	$2,580,056	$2,304,644
Unearned premiums	818,979	886,539
Reinsurance payable	78,379	114,454
Net deferred tax liabilities	57,733	62,937
Subsidiaries’ debt	5,000	80,000
Current taxes payable	—	3,440
Minority interest	99,135	77,875
Other liabilities	299,889	199,546

Total liabilities	3,939,171	3,729,435

Preferred stock
(shares authorized: 2007 and 2006 — 1,132,000; shares issued and outstanding: 2007 — 1,131,819; 2006 — 1,132,000)	299,480	299,527
Common stock
(shares authorized: 2007 and 2006 — 22,000,000; issued and outstanding 2007 — 8,159,165; 2006 — 8,118,479)	8,159	7,959
Contributed capital	689,435	627,215
Accumulated other comprehensive income	328,632	275,871
Retained earnings	1,468,169	1,238,733

Total stockholders’ equity	2,793,875	2,449,305

	$6,733,046	$6,178,740

See accompanying Notes to Consolidated Financial Statements.

Alleghany Corporation and Subsidiaries

Consolidated Statements of Earnings and Comprehensive Income

	Years Ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)

Revenues
Net premiums earned	$1,155,221	$1,010,129	$849,653
Net investment income	168,655	144,377	83,012
Net realized capital gains	92,738	28,224	148,446
Other income	15,427	26,435	14,715

Total revenues	1,432,041	1,209,165	1,095,826

Costs and expenses
Loss and loss adjustment expenses	550,329	498,954	747,967
Commissions, brokerage and other underwriting expenses	308,102	251,877	216,796
Other operating expenses	61,364	48,111	29,465
Corporate administration	32,987	41,667	38,305
Interest expense	1,479	5,626	3,474

Total costs and expenses	954,261	846,235	1,036,007

Earnings from continuing operations, before income taxes and minority interest	477,780	362,930	59,819
Income taxes	157,901	106,109	13,842

Earnings from continuing operations, before minority interest	319,879	256,821	45,977
Minority interest, net of tax	14,602	5,577	—

Earnings from continuing operations	305,277	251,244	45,977

Discontinued operations
Operations	—	—	12,641
Income taxes	—	—	6,284

Earnings from discontinued operations, net of tax	—	—	6,357

Net earnings	$305,277	$251,244	$52,334

Changes in other comprehensive income
Change in unrealized gains, net of deferred taxes of $60,778, $23,227 and $64,314 for 2007, 2006 and 2005, respectively	$112,874	$43,136	$119,441
Less: reclassification for gains realized in net earnings, net of taxes of $32,458, $9,878 and $51,956 for 2007, 2006 and 2005, respectively	(60,280)	(18,346)	(96,490)
Other	167	(106)	7,557

Comprehensive income	$358,038	$275,928	$82,842

Net earnings	$305,277	$251,244	$52,334
Preferred dividends	17,223	8,994	—

Net earnings available to common stockholders	$288,054	$242,250	$52,334

Basic earnings per share of common stock:*
Continuing operations	$35.36	$29.77	$5.60
Discontinued operations	—	—	0.77

Basic net earning per share	$35.36	$29.77	$6.37

Diluted earnings per share of common stock:*
Continuing operations	$33.40	$28.96	$5.60
Discontinued operations	—	—	0.77

Dividends per share of common stock	$33.40	$28.96	$6.37

*	Amounts reflect subsequent common stock dividends.

See accompanying Notes to Consolidated Financial Statements.

Alleghany Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Three Years Ended December 31, 2007
				Accumulated
				Other			Total
	Preferred	Common	Contributed	Comprehensive	Treasury	Retained	Stockholders’
	Stock	Stock	Capital	Income	Stock	Earnings	Equity
	(in thousands, except share amounts)

Balance at December 31, 2004	$—	$7,677	$537,188	$223,889	$(226)	$1,030,947	$1,799,475
(8,147,039 shares of common stock issued; 978 in treasury)*
Add (deduct):
Net earnings	—	—	—	—	—	52,334	52,334
Other comprehensive income, net of tax:
Translation gain	—	—	—	3,177	—	—	3,177
Retirement plans	—	—	—	4,380	—	—	4,380
Change in unrealized appreciation of investments, net	—	—	—	22,951	—	—	22,951

Comprehensive income	—	—	—	30,508	—	52,334	82,842

Common stock dividend	—	154	42,092	—	—	(42,361)	(115)
Stock based compensation	—	—	2,843	—	—	—	2,843
Other, net	—	74	9,041	—	226	—	9,341

Balance at December 31, 2005	—	7,905	591,164	254,397	—	1,040,920	1,894,386
(8,224,236 shares of common stock issued; none in treasury)*	—
Add (deduct):
Net earnings	—	—	—	—	—	251,244	251,244
Other comprehensive loss, net of tax:
Retirement plans	—	—	—	(3,316)	—	—	(3,316)
Change in unrealized appreciation of investments, net	—	—	—	24,790	—	—	24,790

Comprehensive income	—	—	—	21,474	—	251,244	272,718

Dividends paid	—	22	6,759	—	37,542	(53,431)	(9,108)
Stock based compensation	—	—	19,302	—	—	—	19,302
Treasury stock purchase	—	—	—	—	(39,185)	—	(39,185)
Gain on sale of subsidiary stock	—	—	9,473	—	—	—	9,473
Issuance of preferred stock	299,527	—	(9,105)	—	—	—	290,422
Other, net	—	32	9,622	—	1,643	—	11,297

Balance at December 31, 2006
(8,118,479, shares of common stock issued; none in treasury)	299,527	7,959	627,215	275,871	—	1,238,733	2,449,305
Add (deduct):
Net earnings	—	—	—	—	—	305,277	305,277
Other comprehensive loss, net of tax:
Retirement plans	—	—	—	167	—	—	167
Change in unrealized appreciation of investments, net	—	—	—	52,594	—	—	52,594

Comprehensive income	—	—	—	52,761	—	305,277	358,038

Dividends paid	—	159	58,315	—	—	(75,840)	(17,366)
Stock based compensation	—	—	1,144	—	—	—	1,144
Other, net	(47)	41	2,761	—	—	(1)	2,754

Balance at December 31, 2007
(8,159,165 shares of common stock issued; none in treasury)	$299,480	$8,159	$689,435	$328,632	$—	$1,468,169	$2,793,875

*	Amounts reflect subsequent common stock dividends.

See accompanying Notes to Consolidated Financial Statements.

Alleghany Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2007	2006	2005
	(in thousands)

Cash flows from operating activities
Net earnings	$305,277	$251,244	$52,334
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	14,517	8,521	20,828
Net realized capital losses (gains)	(92,738)	(28,224)	(148,446)
(Increase) decrease in other assets	(11,730)	(40,387)	10,784
(Increase) decrease in reinsurance receivable, net of reinsurance payable	75,530	507,034	(949,660)
(Increase) decrease in premium balances receivable	27,426	420	(20,237)
Decrease (increase) in ceded unearned premium reserves	82,255	(10,516)	(28,021)
(Increase) decrease in deferred acquisition costs	(9,376)	(17,857)	(5,996)
Increase (decrease) in other liabilities and current taxes	65,011	86,340	(2,252)
(Decrease) increase in unearned premiums	(76,202)	73,557	61,851
Increase (decrease) in losses and loss adjustment expenses	99,190	(276,397)	1,348,704
Discontinued operations	—	—	11,484

Net adjustments	173,883	302,491	299,039

Net cash provided by operating activities	479,160	553,735	351,373

Cash flows from investing activities
Purchase of investments	(1,610,014)	(1,680,791)	(1,276,567)
Sales of investments	944,637	320,096	656,688
Maturities of investments	323,626	295,782	265,544
Purchases of property and equipment	(5,441)	(4,867)	(9,613)
Net change in short-term investments	45,900	315,612	(371,298)
Other, net	4,640	9,055	1,642
Acquisition of equity method investment	—	(120,670)	—
Acquisition of insurance companies, net of cash acquired	(189,899)	—	(25,574)
Discontinued operations	—	—	161,799

Net cash used in investing activities	(486,551)	(865,783)	(597,379)

Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	290,422	—
Proceeds from issuance of subsidiary common stock, net of issuance costs	—	86,288	—
Proceeds of long-term debt	5,000		—
Principal payments on long-term debt	(80,000)	—	—
Proceeds from repayment of note receivable	91,536	—	—
Treasury stock acquisitions	—	(39,186)	—
Tax benefit on stock options exercised	1,379	1,336	—
Convertible preferred stock dividends paid	(17,367)	(8,342)	—
Other, net	3,626	2,405	3,489
Discontinued operations	—	—	8,991

Net cash provided by (used in) financing activities	4,174	332,923	12,480

Cash flows of discontinued operations
Operating activities	—	—	(386)
Investing activities	—	—	22,600
Financing activities	—	—	(8,991)

Net cash provided by (used in) discontinued operations	—	—	13,223

Net (decrease) increase in cash	(3,217)	20,875	(220,303)
Cash at beginning of year	68,332	47,457	267,760

Cash at end of year	$65,115	$68,332	$47,457

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$505	$4,350	$4,075
Income taxes	$191,680	$105,282	$67,218

See accompanying Notes to Consolidated Financial Statements.

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Principles

a.	Principles of Financial Statement Presentation

Alleghany Corporation, a Delaware corporation, which together with its subsidiaries is referred to as “Alleghany” unless the context otherwise requires, is engaged in the property and casualty and surety insurance business through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”). AIHL’s insurance business is conducted through its wholly-owned subsidiaries RSUI Group, Inc. (“RSUI”), Capitol Transamerica Corporation and Platte River Insurance Company (“Platte River”), (collectively, “CATA” unless the context otherwise requires), Employers Direct Corporation (“EDC”) and AIHL’s majority-owned subsidiary, Darwin Professional Underwriters, Inc. (“Darwin”). In addition, AIHL Re LLC (“AIHL Re”), a captive reinsurance subsidiary of AIHL, is available to provide reinsurance to Alleghany insurance operating units and affiliates. Alleghany also owns and manages properties in the Sacramento, California region through its subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”). On December 29, 2006, Alleghany, through its subsidiary AIHL, acquired a 32.9 percent ownership in Homesite Group Incorporated (“Homesite”), a national, full-service, mono-line provider of homeowners insurance.

Alleghany also owned World Minerals, Inc. (“World Minerals”) until its disposition on July 14, 2005. Accordingly, the operations of World Minerals have been reclassified as a discontinued operation for all periods presented. See Note 2. Alleghany no longer has any foreign operations as a result of its disposition of World Minerals.

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

In the 2007 second quarter, Alleghany determined that it had incorrectly classified operating payments made from its investing accounts as an investing cash flow activity in its consolidated statements of cash flows. These operating payment amounts should have been classified as outflows from operating activities. As a result, for the twelve-month period ended December 31, 2006 and December 31, 2005, cash outflows in the amount of $0.3 million and $26.9 million, respectively, were reclassified from cash flows used in investing activities to cash flows used in operating activities. A similar correction to cash flows will also be made in future reports for the three-month period ended March 31, 2007 in the amount of $11.6 million. These corrections are not material to Alleghany’s consolidated financial statements.

During the 2007 fourth quarter, Alleghany identified an error representing the over-accrual of current taxes payable for periods prior to January 1, 2003. In order to correct this historical error, Alleghany recorded the following immaterial corrections to prior period financial statement amounts: (a) a cumulative increase of approximately $26.1 million to opening retained earnings in the consolidated statement of shareholders’ equity for the year ended December 31, 2005; and (b) a comparable decrease in current taxes payable in the consolidated statement of condition at December 31, 2006.

b.	Investments

Investments consist of equity securities, debt securities, short-term investments and other invested assets. Alleghany classifies its marketable equity securities, debt securities and short-term investments as available for sale. Debt securities consist of securities with an initial fixed maturity of more than one year. Short-term

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

investments include commercial paper, certificates of deposit, money market instruments and any fixed maturity with an initial maturity of one year or less.

At December 31, 2007 and 2006, available-for-sale securities are recorded at fair value.

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

Realized gains and losses on investments are determined in accordance with the specific identification method.

Other invested assets include strategic equity investments in operating companies which are accounted for under the equity method and partnership investments which are accounted for as either available-for-sale or equity-method investments.

Premiums and discounts arising from the purchase of certain debt securities are treated as a yield adjustment over the estimated useful life of the securities, adjusted for anticipated prepayments using the retrospective interest method. Under this method, the effective yield on a security is estimated. Such estimates are based on the prepayment terms of the security, past actual cash flows and assumptions as to future expected cash flow. The future cash flow assumptions consider various prepayment assumptions based on historical experience, as well as current market conditions. Periodically, the effective yield is re-estimated to reflect actual prepayments and updated future cash flow assumptions. Upon a re-estimation, the security’s book value is restated at the most recently calculated effective yield, assuming that yield had been in effect since the security was purchased. This treatment results in an increase or decrease to net investment income (amortization of premium or discount) at the new measurement date.

c.	Derivative Financial Instruments

Alleghany entered into an interest rate swap for purposes of matching interest expense with interest income. The interest rate swap was accounted for as a hedge of the obligation. Interest expense was recorded using the revised interest rate. The interest rate swap matured in January 2007 at no gain or loss to Alleghany.

d.	Cash

For purposes of the consolidated statements of cash flows and consolidated balance sheets, cash includes all deposit balances with a bank that are available for immediate withdrawal, whether interest-bearing or non-interest bearing.

e.	Premiums and Unearned Premiums

Premiums are recognized as revenue on a pro-rata basis over the term of an insurance policy. This recognition method is based on the short-term (twelve months or less) nature of the lines of business written by AIHL’s insurance operating units, which consist of property and casualty and surety lines. Unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of insurance policies in force.

Premium balances receivable are reported net of an allowance for estimated uncollectible premium amounts. Ceded premiums are charged to income over the applicable terms of the various reinsurance contracts with third-party reinsurers.

f.	Reinsurance Recoverables

AIHL’s insurance operating units follow the customary practice of reinsuring with other companies a portion of the loss exposures on business AIHL’s insurance operating units have written. This practice allows

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

AIHL’s insurance operating units to diversify their business and write larger policies, while limiting the extent of their primary maximum net loss. Reinsuring loss exposures does not relieve AIHL’s insurance operating units of their obligations to policyholders. AIHL’s insurance operating units remain liable to their policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize their exposure to losses from a reinsurer’s inability to pay, AIHL’s insurance operating units periodically evaluate the financial condition of their reinsurers.

Reinsurance recoverables (including amounts related to claims incurred but not yet reported (“IBNR”)) and prepaid reinsurance premiums are reported as assets. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. Ceded premiums are charged to income over the applicable terms of the various reinsurance contracts with third-party reinsurers.

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

Acquisition costs related to unearned premiums that vary with, and are directly related to, the production of such premiums (principally commissions, premium taxes, compensation and certain other underwriting expenses) are deferred. Deferred acquisition costs are amortized to expense as the related premiums are earned. Deferred acquisition costs are periodically reviewed to determine their recoverability from future income, including investment income, and if any such costs are determined to be not recoverable they are charged to expense. Deferred acquisition costs amortized to expense in 2007 and 2006 were $172.8 million and $142.0 million, respectively.

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

Goodwill and certain intangible assets deemed to have an indefinite useful life are subject to an annual review for impairment. During 2007, Alleghany performed impairment tests using the fair value approach required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Based on these tests, there was no impairment to goodwill or intangible asset values during 2007. Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives.

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

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

k.	Loss Reserves

The reserves for losses and loss adjustment expenses represent management’s best estimate of the ultimate cost of all reported and unreported losses incurred through the balance sheet date and include, but are not limited to: (i) the accumulation of individual estimates for claims reported on direct business prior to the close of an accounting period; (ii) estimates received from reinsurers with respect to reported claims which have been reinsured; (iii) estimates for IBNR based on past experience modified for current trends and industry data and (iv) estimates of expenses for investigating and settling claims based on past experience. The reserves recorded are based on estimates resulting from the review process, and differences between estimates and ultimate payments are reflected as an expense in the statement of earnings in the period in which the estimates are revised.

l.	Revenue Recognition for Land Sales

Revenue and profits from land sales are recognized using the full accrual method when title has passed to the buyer, the collectibility of the sales price is reasonably assured, the required minimum cash down payment has been received and Alleghany has no continuing involvement with the property. Alleghany records land sales under the full accrual method as all requirements have been met.

m.	Earnings Per Share of Common Stock

Basic earnings per share of common stock are based on the average number of shares of common stock, par value $1.00 per share, of Alleghany (“Common Stock”) outstanding during the years ended December 31, 2007, 2006 and 2005, respectively, retroactively adjusted for stock dividends. Diluted earnings per share of Common Stock are based on those shares used to calculate basic earnings per common share. Diluted earnings per share of Common Stock also include the dilutive effect of stock-based compensation awards, retroactively adjusted for stock dividends.

n.	Share-Based Compensation Plans

Alleghany follows Statement of Financial Accounting Standards No. 123 (revised), “Share Based Payment” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based compensation transactions be recognized in the financial statements, establishes fair value as the measurement objective in accounting for share-based compensation arrangements, and requires the application of the fair value based measurement method in accounting for share-based compensation transactions with employees. SFAS 123R was adopted by Alleghany for awards made or modified on or after January 1, 2006. Prior to SFAS 123R, Alleghany followed Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 established accounting and reporting standards for share-based employee compensation plans and allowed companies to choose between the “fair value based method of accounting” as defined in SFAS 123 and the “intrinsic value based method of accounting” as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB25”). Alleghany had elected to continue to follow the “intrinsic value based method of accounting” for awards granted prior to 2003, and accordingly, no expense was recognized with respect to stock option grants. Effective January 1, 2003, Alleghany adopted the “fair value based method of accounting” of SFAS 123, using the prospective transition method for awards granted after January 1, 2003. The fair value based method under SFAS 123 is similar to that employed under SFAS 123R. The impact of the adoption of SFAS 123R on Alleghany’s consolidated financial results and financial condition was immaterial. Both SFAS 123 and SFAS 123R treat non-employee directors as employees for accounting purposes.

With respect to stock option grants, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Common Stock. Alleghany uses historical data to estimate

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

	2007	2006	2005

Expected volatility	18%	18%-19%	17%-19%
Expected dividends	—	—	—
Expected term (in years)	8-10	7-8	7-8
Risk-free rate	5.2%	3.2%-5.2%	3.2%-4.4%

See Note 10 for further information on stock option grants as well as information on all other types of share-based compensation awards.

o.	Reclassification

Certain prior year amounts have been reclassified to conform to the 2007 presentation.

p.	Recent Accounting Standards

In March 2006, FASB Statement No. 155, “Accounting for certain Hybrid Instruments, an amendment to FASB Statement No. 133 and 140,” was issued. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Alleghany has adopted the provisions of this Statement as of January 1, 2007, and the implementation did not have any material impact on its results of operations and financial condition.

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

In September 2006, FASB Statement No. 157, “Fair Value Measurements,” was issued. This Statement provides guidance for using fair value to measure assets and liabilities. The Statement does not expand the use of fair value in any new circumstances. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Alleghany has adopted the provisions of this Statement as of January 1, 2008, and the implementation did not have any material impact on Alleghany’s results of operations and financial condition.

In September 2006, FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R),” was issued (“SFAS 158”). SFAS 158 was adopted by Alleghany as of December 31, 2006. See Note 11.

At its September 2006 meeting, the Emerging Issues Task Force reached a consensus with respect to Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Split-Dollar Life Insurance Arrangements.” This Issue addresses split-dollar life insurance, which is defined as an arrangement in which the employer and an employee share the cash surrender value and/or death benefits of the insurance policy. Premiums may either be split by the employer and the employee, or the employer pays all of the premiums. This Issue applies to endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. In such instances, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 or Opinion No. 12 (depending on whether a substantive plan is deemed to exist) based on the substantive agreement with the employee. This Issue is effective for fiscal years beginning after December 15, 2007. Alleghany has endorsement split-dollar life insurance policies for its executives that are effective during employment as well as retirement. Premiums are paid by Alleghany, and death benefits are split between Alleghany and the beneficiaries of the executive. Death benefits after retirement that inure to the beneficiaries are generally equal to the annual ending salary of the executive at the date of retirement. Alleghany has adopted the provisions of this Issue as of January 1, 2008, and the implementation did not have any material impact on Alleghany’s results of operations and financial condition.

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

In February 2007, FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” was issued. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, at specified election dates, with unrealized gains and losses reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” Alleghany has adopted the provisions of this Statement as of January 1, 2008, and the implementation did not have any material impact on its results of operations and financial condition.

In December 2007, FASB Statements No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”) were issued. SFAS 141R replaces FASB Statement No. 141, “Business Combinations,” (“SFAS 141”). SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information regarding the nature and financial effect of the business combination. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way — as equity in the consolidated financial statements. SFAS 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Alleghany will adopt SFAS 141R and SFAS 160 for all business combinations initiated after December 31, 2008. Alleghany will also reclassify its minority interest liabilities as a separate component of shareholders’ equity after December 31, 2008.

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

q.	Statutory Accounting Practices

Alleghany’s insurance operating units, domiciled principally in the States of California, New Hampshire, Delaware, Wisconsin, Nebraska, Arkansas and Oklahoma, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of the states of domicile. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the domiciliary state, but allowed by the domiciliary state regulatory authority. The impact of any permitted accounting practices on statutory surplus of Alleghany is not material.

2.	Discontinued Operations

On July 14, 2005, Alleghany sold its world-wide industrial minerals business, World Minerals, to Imerys USA, Inc. (the “Purchaser”), a wholly-owned subsidiary of Imerys, S.A., pursuant to a Stock Purchase Agreement, dated as of May 19, 2005, by and among the Purchaser, Imerys, S.A. and Alleghany (the “Stock Purchase Agreement”). Under the terms of the Stock Purchase Agreement, the purchase price was $230.0 million, which was reduced by $13.2 million reflecting contractual obligations to be paid by the Purchaser after the closing, resulting in an adjusted purchase price of $216.8 million (the “Adjusted Purchase Price”). $206.8 million of the Adjusted Purchase Price was paid in cash by the Purchaser to Alleghany on the closing date, with the remaining $10.0 million being held by the Purchaser as security for certain indemnification obligations undertaken by Alleghany pursuant to the Stock Purchase Agreement. The $10.0 million holdback bears interest at the U.S. Treasury 10-year note rate, and is scheduled to be released to Alleghany (to the extent not applied toward such indemnification obligations) during the period covering the fifth through the tenth anniversaries of the closing date. As of the closing date, Alleghany recorded a receivable in the amount of $9.3 million on its balance sheet in respect of the holdback, equal to the $10.0 million face amount less an interest rate discount of $0.7 million. As described in more detail in Note 13, Alleghany established a $0.6 million reserve in connection with its indemnification obligations under the Stock Purchase Agreement during the 2005 second quarter.

Alleghany paid legal, accounting and investment banking fees of $4.9 million in connection with the transaction. The sale of World Minerals produced an after-tax gain of $18.6 million in 2005. Alleghany has classified the operations of World Minerals as a “discontinued operation” in its financial statements for 2005.

At July 14, 2005, Alleghany’s investment in World Minerals was $182.9 million. Historical information relating to the results of operations of World Minerals is as follows (in millions):

January 1
to July 14,
2005

Revenues	$156.2

Costs and expenses
Salaries, administration and other expenses	23.4
Cost of mineral and filtration sales	130.1
Interest expense	2.2

Total cost and expenses	155.7

Earnings before taxes	0.5
Income taxes	11.6

Net loss from discontinued operations	$(11.1)

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

3.	Investments

Available-for-sale securities at December 31, 2007 and 2006 are summarized as follows (in thousands):

	Amortized	Gross	Gross
	Cost or	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2007
Consolidated
Equity securities:
Common stock	$656,585	$503,981	$(27,589)	$1,132,977
Preferred stock	38,844	9,749	(1,478)	47,115
Debt securities:
U.S. Government obligations	320,615	7,529	(73)	328,071
Mortgage- and asset-backed securities	818,627	6,330	(5,814)	819,143
States, municipalities & political subdivisions	1,365,222	14,681	(2,317)	1,377,586
Foreign governments	176,039	6,148	(51)	182,136
Corporate bonds and other	300,733	3,845	(1,136)	303,442

	2,981,236	38,533	(9,391)	3,010,378

Short-term investments	424,494	—	—	424,494

	$4,101,159	$552,263	$(38,458)	$4,614,964

Industry Segment
AIHL insurance group	$3,896,930	$192,684	$(37,810)	$4,051,804
Corporate activities	204,229	359,579	(648)	563,160

	$4,101,159	$552,263	$(38,458)	$4,614,964

	Amortized	Gross	Gross
	Cost or	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2006
Consolidated
Equity securities:
Common stock	$436,203	$438,724	$(2,027)	$872,900
Preferred stock	206	37	—	243
Debt securities:
U.S. Government obligations	338,619	1,120	(1,963)	337,776
Mortgage- and asset-backed securities	839,341	2,619	(9,202)	832,758
States, municipalities & political subdivisions	932,019	7,493	(5,319)	934,193
Foreign governments	178,396	803	(510)	178,689
Corporate bonds and other	340,390	634	(2,376)	338,648

	2,628,765	12,669	(19,370)	2,622,064

Short-term investments	438,567	—	—	438,567

	$3,503,741	$451,430	$(21,397)	$3,933,774

Industry Segment
AIHL insurance group	$3,216,184	$91,900	$(20,237)	$3,287,847
Corporate activities	287,557	359,530	(1,160)	645,927

	$3,503,741	$451,430	$(21,397)	$3,933,774

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The amortized cost and estimated fair value of debt securities at December 31, 2007 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Short-term investments due in one year or less	$424,494	$424,494

Mortgage- and asset-backed securities	818,627	819,143

Debt securities
One year or less	139,097	139,098
Over one through five years	948,867	966,209
Over five through ten years	314,130	318,900
Over ten years	760,515	767,028

Equity securities	695,429	1,180,092

	$4,101,159	$4,614,964

The proceeds from sales of available-for-sale securities were $944.6 million, $320.1 million and $656.7 million, in 2007, 2006, and 2005, respectively. The amounts of gross realized gains and gross realized losses of available-for-sale securities were, respectively, $103.1 million and $2.7 million in 2007, $38.6 million and $5.7 million in 2006 and $152.3 million and $3.9 million in 2005.

Net investment income was as follows (in thousands):

	2007	2006	2005

Interest income	$158,444	$138,054	$75,171
Dividend income	17,472	10,606	10,669
Investment expenses	(7,082)	(4,759)	(2,655)
Equity in earnings of Homesite, net of purchase accounting adjustments	4,052	—	—
Other investment (loss) income	(4,231)	476	(173)

	$168,655	$144,377	$83,012

Alleghany continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If Alleghany believes a decline in the value of a particular investment is temporary, it records the decline as an unrealized loss in common stockholders’ equity. If the decline is believed to be other-than-temporary, it is written down to the carrying value of the investment and a realized loss is recorded on Alleghany’s statement of earnings. Management’s assessment of a decline in value includes, among other things, (i) the duration of time and the relative magnitude to which fair value of the investment has been below cost; (ii) the financial condition and near-term prospects of the issuer of the investment; (iii) extraordinary events, including negative news releases and rating agency downgrades, with respect to the issuer of an investment; and (iv) Alleghany’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. If that judgment changes in the future, Alleghany may ultimately record a realized loss after having originally concluded that the decline in value was temporary. If the review indicates that the declines were other-than-temporary, Alleghany would record a realized capital loss. A debt security is impaired if it is probable that Alleghany will not be able to collect all amounts due under the security’s contractual terms. An equity investment is impaired when it becomes apparent that Alleghany will not recover its cost over the expected holding period. Further, for securities expected to be sold, an other-than-temporary impairment charge is

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

recognized if Alleghany does not expect the fair value of a security to recover its cost upon sale. In 2007, Alleghany recorded a realized capital loss of $7.7 million, compared with realized capital losses of $4.7 million and $40 thousand in 2006 and 2005, respectively. Of the $7.7 million of realized capital losses in 2007, $6.6 million of such losses related to mortgage- and asset-backed bond portfolio losses that were deemed to be other-than-temporary during the first quarter of 2007, and $1.1 million related to equity portfolio losses that were deemed other-than-temporary during the third quarter of 2007.

The gross unrealized investment losses and related fair value for debt securities and equity securities at December 31, 2007 and December 31, 2006, were as follows:

		Gross
	Fair	Unrealized
	Value	Losses

2007
Debt securities
U.S. Government obligations
Less than 12 months	$—	$—
More than 12 months	11,512	73
Mortgage- & asset-backed securities
Less than 12 months	201,918	2,858
More than 12 months	115,257	2,956
States, municipalities & political subdivisions
Less than 12 months	140,861	677
More than 12 months	185,819	1,640
Foreign governments
Less than 12 months	8,518	44
More than 12 months	1,062	7
Corporate bonds and other
Less than 12 months	59,863	750
More than 12 months	57,382	386

Total debt securities
Less than 12 months	411,160	4,329
More than 12 months	371,032	5,062

Equity securities
Less than 12 months	272,692	29,067
More than 12 months	—	—

Total temporarily impaired securities
Less than 12 months	683,852	33,396
More than 12 months	371,032	5,062

Total	$1,054,884	$38,458

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

		Gross
	Fair	Unrealized
	Value	Losses

2006
Debt securities
U.S. Government obligations
Less than 12 months	$63,516	$1,037
More than 12 months	72,096	1,849
Mortgage- & asset-backed securities
Less than 12 months	268,485	2,603
More than 12 months	332,934	5,676
States, municipalities & political subdivisions
Less than 12 months	214,325	749
More than 12 months	194,018	4,571
Foreign governments
Less than 12 months	91,995	310
More than 12 months	9,470	200
Corporate bonds and other
Less than 12 months	78,246	392
More than 12 months	106,643	1,983

Total debt securities
Less than 12 months	716,567	5,091
More than 12 months	715,161	14,279

Equity securities
Less than 12 months	41,627	2,027
More than 12 months	—	—

Total temporarily impaired securities
Less than 12 months	758,194	7,118
More than 12 months	715,161	14,279

Total	$1,473,355	$21,397

As of December 31, 2007, Alleghany held a total of 273 debt and equity investments that were in an unrealized loss position, of which 142 investments were in an unrealized loss position continuously for 12 months or more. Of the 142 positions, all relate to debt securities.

At December 31, 2007, all of Alleghany’s debt securities were rated investment grade. At December 31, 2007, non-income producing invested assets were insignificant.

At December 31, 2007 and 2006, investments carried at fair value totaling $274.8 million and $54.2 million, respectively, were on deposit with various states or governmental agencies to comply with property and casualty insurance regulations. The increase in value during 2007 is due primarily to the acquisition of EDC during 2007.

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

4.	Notes Receivable

Notes receivable was comprised of a $91.5 million note due January 22, 2007 bearing interest at a rate equal to the 30-day commercial paper rate plus 0.0625 percent. At December 31, 2006, such rate was 5.25 percent. This note fully secured the borrowings of Alleghany Funding Corporation (“Alleghany Funding”), a wholly-owned subsidiary of Alleghany, and matured on January 22, 2007. See Note 7.

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

Reinsurance recoverables at December 31, 2007, 2006, and 2005 consist of the following (in thousands):

	2007	2006	2005

Reinsurance recoverables on paid losses	$52,191	$58,140	$100,962
Ceded outstanding losses and loss adjustment expenses	915,342	1,009,786	1,541,237

Reinsurance recoverables	$967,533	$1,067,926	$1,642,199

AIHL’s largest concentration of reinsurance recoverables at December 31, 2007 was $182.6 million, representing 18.9 percent of total reinsurance recoverables, due from subsidiaries of Swiss Reinsurance Company (“Swiss Re”), $118.0 million, representing 12.2 percent of total reinsurance recoverables, due from a subsidiary of The Chubb Corporation (“Chubb”), and $100.6 million, representing 10.4 percent of total reinsurance recoverables, due from a subsidiary of Platinum Underwriters Holdings, Ltd. (“Platinum”). At December 31, 2007, the A.M. Best Company, Inc. (“A.M. Best”) financial strength rating of each of the subsidiaries of Swiss Re and the subsidiary of Platinum was A (Excellent) or higher and A++ (Superior) for the subsidiary of Chubb. Approximately 91.6 percent of AIHL’s reinsurance recoverables balance at December 31, 2007 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. AIHL had no allowance for uncollectible reinsurance as of December 31, 2007.

(b)	Prior Year Acquisitions

In connection with the acquisition by Alleghany of Platte River in 2002 and the acquisition by RSUI Indemnity Company (“RIC”), a wholly-owned subsidiary of RSUI, of Landmark American Insurance Company (“Landmark”) in 2003 (discussed in more detail below), the sellers contractually retained all of the loss and loss adjustment expense liabilities. These contractual provisions constituted loss reserve guarantees as contemplated under EITF D-54, “Accounting by the Purchasers for a Seller’s Guaranty of the Adequacy of Liabilities for Losses and Loss Adjustment Expenses of an Insurance Enterprise Acquired in a Purchase Business Combination.” On January 3, 2002, Alleghany acquired Platte River from Swiss Re pursuant to a Stock Purchase Agreement dated as of December 5, 2001, and transferred Platte River to AIHL pursuant to a Contribution Agreement dated January 3, 2002. The Stock Purchase Agreement provides that Swiss Re shall indemnify and hold harmless Alleghany, AIHL and Platte River and their respective directors, officers and employees from and against any and all liabilities arising out of binders, policies and contracts of insurance issued by Platte River to the date of closing under the Stock Purchase Agreement. AIHL recorded a reinsurance recoverable and a corresponding loss reserve liability in the amount of $181.3 million at the time it acquired Platte River. Such reinsurance recoverables and loss reserve liability may change as losses are reported. Such amounts were

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

$28.7 million, $32.7 million and $51.6 million for Platte River at December 31, 2007, 2006 and 2005, respectively.

On September 2, 2003, RIC acquired Landmark from Guaranty National Insurance Company (“Guaranty National”) pursuant to a Stock Purchase Agreement dated as of June 6, 2003. In contemplation of the sale of Landmark to RIC, Landmark and Royal Indemnity Company, an affiliate of Guaranty National (“Royal Indemnity”), entered into a 100 percent Quota Share Reinsurance Agreement and an Assumption of Liabilities Agreement, each dated as of September 2, 2003. Pursuant to these two agreements, Royal Indemnity assumed all of Landmark’s liabilities of any nature arising out of or relating to all policies, binders and contracts of insurance issued in Landmark’s name prior to the closing under the Stock Purchase Agreement, and all other liabilities of Landmark. The reinsurance recoverable and loss reserve liability recorded was $17.7 million, $19.9 million and $20.7 million at December 31, 2007, 2006 and 2005, respectively.

(c)	AIHL Premium Activity

The following table indicates property and casualty premiums written and earned for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	Written	Earned

2007
Premiums direct	$1,725,676	$1,800,144
Premiums assumed	$18,538	$19,370
Premiums ceded	$582,035	$664,293
2006
Premiums direct	$1,797,790	$1,715,461
Premiums assumed	$4,335	$13,110
Premiums ceded	$728,958	$718,442
2005
Premiums direct	$1,585,908	$1,521,875
Premiums assumed	$1,099	$3,281
Premiums ceded	$703,524	$675,503

In general, AIHL’s insurance operating units obtain reinsurance on a treaty and facultative basis.

Ceded loss recoveries for AIHL included in Alleghany’s consolidated statements of earnings were approximately $258.0 million, $282.5 million and $1.3 billion at December 31, 2007, 2006, and 2005, respectively.

(d)	RSUI and AIHL Re

RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. Under its surplus share treaties, which generally provide coverage on a risk attaching basis (the treaties cover policies which become effective during the treaty coverage period) from January 1 to December 31, RSUI is indemnified on a pro rata basis against covered property losses. The amount indemnified is based on the proportionate share of risk ceded after consideration of a stipulated dollar amount of “line” for RSUI to retain in relation to the entire limit written. RSUI ceded approximately 30 percent of its property gross premiums written in 2007 under these surplus share treaties. Under RSUI’s property per risk reinsurance program, which generally provides coverage on an annual basis for losses occurring from May 1 to the following April 30, RSUI is reinsured for $90.0 million in

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

excess of a $10.0 million net retention per risk after the application of the surplus share treaties and facultative reinsurance.

RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30. RSUI, due to its reduction in exposed limits since May 1, 2006, sought a lesser amount of catastrophe reinsurance at its 2007 renewal. In this regard, RSUI’s catastrophe reinsurance program for 2007-2008 covers $400.0 million of losses, before a 17.5 percent co-participation by RSUI, in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers, compared with coverage for $675.0 million of losses, before a 5.0 percent co-participation by RSUI, in excess of a $75.0 million net retention under the expired program. As discussed below, because AIHL Re, a wholly-owned subsidiary of AIHL, provided coverage under this program, there was no net reduction in Alleghany’s catastrophe exposure on a consolidated basis as a result of RSUI’s arrangement with AIHL Re. RSUI’s property per risk reinsurance program for the 2007-2008 period provides RSUI with reinsurance for $90.0 million of losses in excess of $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance, which is substantially similar to the expired program.

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

AIHL Re was formed in June 2006 as a captive reinsurance subsidiary of AIHL to provide catastrophe reinsurance coverage for RSUI. AIHL Re and RSUI entered into a reinsurance agreement for the 2006-2007 coverage period, whereby AIHL Re, in exchange for market-based premiums, took 64 percent of non-earthquake losses and 49 percent of earthquake losses, including a 5 percent co-participation by RSUI, not covered by third-party reinsurers under RSUI’s catastrophe reinsurance program. Because AIHL Re is a wholly-owned subsidiary of AIHL, there was no net reduction in Alleghany’s catastrophe exposure on a consolidated basis as a result of RSUI’s arrangement with AIHL Re. RSUI’s reinsurance coverage with AIHL Re expired on April 30, 2007, and AIHL Re did not participate in RSUI’s catastrophe reinsurance program for the 2007-2008 period.

AIHL Re and Homesite entered into a reinsurance agreement, effective April 1, 2007, whereby AIHL Re, in exchange for annual premium of approximately $2.0 million, provides $20.0 million of excess-of-loss reinsurance coverage to Homesite under its catastrophe reinsurance program. To secure AIHL Re’s obligations to make payments to Homesite under the April 1, 2007 agreement, a deposit of approximately $20.0 million has been made into a trust fund established for the benefit of Homesite.

Homesite’s wind catastrophe exposure is concentrated in the Northeast region of the United States.

(e)	Darwin

In general, Darwin purchases excess of loss reinsurance on a treaty basis to limit its loss from a single occurrence on any one coverage part of any one policy. With respect to Darwin’s medical lines of business,

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Darwin’s reinsurance program provides coverage for $10.0 million of losses, before a 15 percent co-participation by Darwin, in excess of a $1.0 million net retention, with ceding commissions varying depending upon profitability. For Darwin’s non-medical lines of business, Darwin’s reinsurance program provides coverage in layers. The first layer applies to all lines, other than commercial and healthcare D&O and financial institutions and managed care E&O, and provides coverage for $1.0 million of losses, before a 25 percent Darwin co-participation, in excess of a $1.0 million retention. The next layer, for all professional, managed care and shortline railroad liability lines, covers $3.0 million of losses, before a 25 percent co-participation by Darwin, in excess of a $2.0 million net retention. The third layer provides coverage for up to $10.0 million of losses, before a 15 percent co-participation by Darwin, in excess of $5.0 million of losses for non-publicly traded D&O liability (other than Side-A only liability) and primary insurance agents E&O liability and for $5.0 million of losses for other non-medical lines, before a 15.0 percent co-participation by Darwin, in excess of $5.0 million of losses. The last layer provides coverage for $5.0 million of losses for Darwin’s Side-A only D&O liability, before a 10 percent co-participation by Darwin, in excess of $15.0 million of losses, and for $10.0 million of losses for managed care E&O, before a 10 percent co-participation by Darwin, in excess of $10.0 million of losses. As with Darwin’s medical reinsurance program, premiums do not vary depending on profitability, but ceding commissions may vary.

(f)	CATA

CATA uses reinsurance to protect against severity losses. In 2007, CATA reinsured individual property and casualty and contract surety risks in excess of $1.5 million with various reinsurers. The commercial surety line was reinsured for individual losses above $1.25 million. In addition, CATA purchases facultative reinsurance coverage for risks in excess of $6.0 million on property and casualty and $15.0 million on commercial surety.

(g)	EDC

EDC uses reinsurance to protect against catastrophe losses. In 2007, EDC retained the first $1.0 million of loss per occurrence and bought reinsurance with various reinsurers for $149.0 million above that level. Any loss above $150.0 million would be the sole responsibility of EDC. All of EDC’s 2007 reinsurance includes foreign and domestic terrorism coverage, although nuclear, chemical, biological and radiological events are excluded. By law, EDC cannot exclude any form of terrorism from its workers’ compensation policies.

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

6.	Liability for Loss and Loss Adjustment Expenses

Activity in liability for losses and loss adjustment expenses in 2007, 2006, and 2005 is summarized as follows (in thousands):

	2007	2006	2005

Balance at January 1	$2,304,644	$2,581,041	$1,232,337
Reserves acquired	165,000	—	—
Less reinsurance recoverables on unpaid losses	1,009,786	1,541,237	591,417

Net balance	1,459,858	1,039,804	640,920

Incurred related to:
Current year	595,200	510,914	755,180
Prior years	(44,871)	(11,960)	(7,213)

Total incurred	550,329	498,954	747,967

Paid related to:
Current year	76,474	65,248	109,431
Prior years	268,999	178,652	239,652

Total paid	345,473	243,900	349,083

Net balance at December 31	1,664,714	1,294,858	1,039,804
Plus reinsurance recoverables on unpaid losses	915,342	1,009,786	1,541,237

Balance at December 31	$2,580,056	$2,304,644	$2,581,041

Total gross loss adjustment expense reserves increased by $275.5 million during 2007, from $2,304.6 million to $2,580.1 million. Of this increase, $556.0 million was due to the casualty lines of business (including workers’ compensation), primarily reflecting the acquisition of EDC during 2007, as well as increased earned premium in D&O liability, medical malpractice and professional liability, combined with limited paid loss activity for the current and prior casualty accident years. The $556.0 million was partially offset by a decrease in the reserves of the property lines of business, primarily reflecting a decrease in RSUI’s losses and loss adjustment expenses connected to the 2005 hurricane activity, as payments were made by RSUI during 2007, and reinsurance recoveries were received during 2007.

Total gross loss adjustment expense reserves decreased by $276.4 million during 2006, from $2,581.0 million to $2,304.6 million. Of this decrease, $760.5 million was due to the property lines of business, primarily reflecting a decrease in RSUI’s losses and loss adjustment expenses connected to the 2005 hurricane activity, as payments were made by RSUI during 2006 and reinsurance recoveries were received during 2006. The $760.5 million was partially offset by $491.8 million increase in reserves related to casualty lines of business, primarily reflecting increased earned premium in D&O liability, medical malpractice and professional liability, combined with limited paid loss activity for the current and prior casualty accident years.

The above reserve changes included adjustments to prior year reserves. For RSUI, net prior year property reserves were increased by $43.2 million in 2007 and $8.9 million in 2006 related primarily to its 2005 Hurricane Katrina reserve estimates. The 2007 increase reflects the results of a review of Katrina loss and loss adjustment expense reserves in light of the current uncertain legal environment. RSUI reviews its reserves quarterly. In the second quarter of 2007, settlements of pending claims were larger than expected, which contributed to RSUI’s decision to increase reserves for its remaining pending Hurricane Katrina claims. Future legal developments, to the extent adverse to the insurance industry, may result in additional adverse development in RSUI’s Hurricane Katrina loss and loss adjustment expense reserves. The 2006 increase was due to a change in the composition of estimated ceded losses. Such adjustment reflected a review completed by RSUI during the 2006 fourth quarter of reinsurance cessions with respect to Hurricane Katrina that showed RSUI’s net retained losses would be slightly higher than previously estimated. The Hurricane Katrina

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

adjustment was partially offset by reserve releases related to Hurricane Wilma in the 2005 fourth quarter and 2004 third quarter hurricanes. With respect to the 2004 third quarter hurricanes, the releases reflected a determination that paid losses for such hurricanes were at or close to ultimate expected losses.

In addition, RSUI’s net prior year casualty reserves were increased by $34.7 million in 2007. This adjustment was for the professional liability and D&O liability lines of business, and reflected favorable loss emergence assumed in earlier periods. For CATA, net prior year reserves were reduced by $14.4 million and $13.6 million in 2007 and 2006, respectively. The releases primarily reflect favorable loss emergence principally in its casualty and commercial surety lines of business. For Darwin, net prior year reserves, together with a corresponding amount of ceded premium reserves, were reduced by $21.2 million and $4.0 million in 2007 and 2006, respectively. In light of Darwin’s lack of meaningful claims history, industry data was initially used in estimating reserves. Beginning in 2006 and continuing into 2007, Darwin began to recognize favorable claims emergence on prior accident years, as industry data was gradually replaced with Darwin’s own claims experience.

For EDC, net prior year workers’ compensation reserves were decreased in 2007 by $9.7 million, consisting of an $18.8 million decrease for prior accident years, partially offset by a $9.1 million increase for the 2007 year through the date of EDC’s acquisition by AIHL. The reduction for prior years reflects favorable loss emergence as compared with the loss emergence assumed in earlier years. The increase for 2007 through the date of acquisition reflects unfavorable loss emergence patterns as compared with the loss emergence assumed in the period prior to the acquisition.

7.	Debt

Total debt at December 31, 2007 and 2006 is summarized as follows (in thousands):

	2007	2006

Long-term debt
Alleghany Funding
Notes payable at 5.75% due 2007	—	$80,000
Darwin
Credit Facility at LIBOR + 1.125%	$5,000	—

Alleghany Funding’s notes of $80 million were secured by a $91.5 million installment note receivable (see Note 4) and matured in January 2007. Alleghany Funding entered into a related interest rate swap agreement with a notional amount of $86.2 million for the purpose of matching interest expense with interest income. This swap was pay variable, receive variable. Alleghany Funding paid a variable rate equal to the one-month commercial paper rate plus 0.0625 percent and received a variable rate equal to the three-month LIBOR rate plus 0.375 percent. The interest rate swap matured in January 2007, without gain or loss.

Regarding Alleghany’s interest rate swaps, the impact of Alleghany’s hedging activities had been to increase its weighted average borrowing rates by 0.13 percent and 0.11 percent, and to increase reported interest expense by $104 thousand and $89 thousand for the years ended 2006 and 2005, respectively. Alleghany did not utilize interest rate swaps in 2007.

On March 26, 2007, Darwin entered into an agreement with JPMorgan Chase Bank, National Association for a $25 million revolving credit facility. The credit facility is for a three-year term. The cost of funds drawn down is an annual interest rate of LIBOR + 1.125 percent. As of December 31, 2007, Darwin had used $5.0 million of this $25.0 million revolving credit facility. Alleghany has no obligations under Darwin’s non-recourse credit facility.

In October 2006, Alleghany entered into a three-year unsecured credit agreement (the “Credit Agreement”) with a bank syndicate, providing commitments for revolving credit loans in an aggregate principal amount of up to $200.0 million. Borrowings under the Credit Agreement will be available for working capital

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and general corporate purposes. Under the Credit Agreement, at Alleghany’s option, borrowings bear interest at a rate based on the prevailing rates for dollars in the London interbank market or the greater of the federal funds rate and the administrative agent bank’s prime rate plus applicable margins. A commitment fee of 1/8 of 1 percent per annum of the unused commitment is charged. The Credit Agreement requires Alleghany, among other things, to maintain tangible net worth of not less than $1.89 billion, limit the amount of certain other indebtedness, and maintain certain levels of unrestricted liquid assets. Such agreement also contains restrictions with respect to mortgaging or pledging any of Alleghany’s assets and the consolidation or merger with any other corporation. At December 31, 2007, Alleghany was in full compliance with these requirements and restrictions. There were no borrowings under the Credit Agreement in 2007.

8.	Income Taxes

Income tax expense (benefit) from continuing operations consists of the following (in thousands):

		State and
	Federal	Foreign	Total

2007
Current	$186,739	$3,364	$190,103
Deferred	(31,034)	(1,168)	(32,202)

	$155,705	$2,196	$157,901

2006
Current	$152,186	$3,345	$155,531
Deferred	(49,853)	431	(49,422)

	$102,333	$3,776	$106,109

2005
Current	$38,936	$594	$39,530
Deferred	(25,968)	280	(25,688)

	$12,968	$874	$13,842

The difference between the federal income tax rate and the effective income tax rate on continuing operations is as follows:

	2007	2006	2005

Federal income tax rate	35.0%	35.0%	35.0%
Change in estimates and other true ups	1.0	(3.9)	—
Income subject to dividends-received deduction	(0.7)	(0.7)	(4.3)
Tax-exempt interest	(2.9)	(2.5)	(9.7)
State taxes, net of federal tax benefit	0.4	0.9	1.4
Other, net	0.3	0.4	0.5

	33.1%	29.2%	22.9%

The effective income tax rate on continuing operations for 2005 is low relative to 2006 and 2007 due to the negative impact of significant catastrophe losses on Alleghany’s net income incurred during 2005.

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006

Deferred tax assets
Foreign tax credit carry forward	$4,765	$16,668
State net operating loss carry forward	14,752	14,218
Reserves for impaired assets	2,041	1,633
Expenses deducted for tax purposes when paid	1,555	696
Other-than-temporary impairment	3,709	1,555
Property and casualty loss reserves	69,475	51,108
Unearned premium reserves	42,499	40,527
Performance shares	3,619	8,305
Compensation accruals	45,880	45,370
Other	8,057	4,792

Deferred tax assets	196,352	184,872

Valuation allowance	(13,880)	(14,207)

Total net deferred tax asset	$182,472	$170,665

Deferred tax liabilities
Unrealized gain on investments	$180,147	$151,017
Tax over book depreciation	1,230	1,687
Deferred income on installment note	7,000	37,328
Burlington Northern redemption	7,070	8,214
Deferred acquisition costs	32,506	28,880
Purchase accounting adjustments	12,382	4,966
Other	(130)	1,510

Total deferred tax liabilities	240,205	233,602

Net deferred tax liabilities	$57,733	$62,937

As described in Note 2, Alleghany sold World Minerals on July 14, 2005. As a result of the sale and Section 338(h)(10) election, Alleghany was able to retain certain tax benefits, including an estimated foreign tax credit carryover generated by World Minerals. In the first quarter of 2006, Alleghany adopted and implemented a formal plan which it believed would allow it to fully use such credits commencing in 2007, at which time a $10.8 million net benefit was recorded to earnings. Based on an analysis of its foreign tax credits and related information completed in the fourth quarter of 2007, Alleghany adjusted its estimate of foreign tax credits and recorded a net tax adjustment of $5.2 million.

The foreign tax credits expire between tax years 2009 and 2014. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion of the deferred tax asset will not be realized. In the opinion of Alleghany’s management, realization of the remaining net deferred tax asset related to foreign tax credits of $4.8 million remain highly certain based on expectations as to Alleghany’s future taxable income and foreign source income.

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In 2006, Alleghany recognized $13.9 million of additional deferred tax assets for state net operating loss carryovers. A valuation allowance of $13.9 million was established since Alleghany does not currently anticipate generating sufficient income in the various states to absorb these loss carryovers.

Alleghany’s 2004 and 2005 income tax returns are currently under examination by the Internal Revenue Service, and Alleghany’s 2006 income tax return remains open to examination.

9.	Stockholders’ Equity

(a)	Mandatory Convertible Preferred Stock

On June 23, 2006, Alleghany completed an offering of 1,132,000 shares of its 5.75 percent mandatory convertible preferred stock (the “Preferred Stock”) at a public offering price of $264.60 per share, resulting in net proceeds of $290.4 million. The annual dividend on each share of Preferred Stock is $15.2144. Dividends on the Preferred Stock accrue and accumulate from the date of issuance, and, to the extent Alleghany is legally permitted to pay dividends and Alleghany’s board of directors declares a dividend payable, Alleghany will pay dividends in cash on a quarterly basis. Each share of Preferred Stock has a liquidation preference of $264.60, plus any accrued, cumulated and unpaid dividends. Each share of Preferred Stock will automatically convert on June 15, 2009 into between 0.8475 and 1.0000 shares of Alleghany’s Common Stock depending on the average market price per share of Common Stock over the 20 trading day period ending on the third trading day prior to such date. The conversion rate is also subject to anti-dilution adjustments. At any time prior to June 15, 2009, holders of the Preferred Stock may elect to convert each share of Preferred Stock into 0.8475 shares of Common Stock, subject to anti-dilution adjustments. All of the above data has not been adjusted for subsequent stock dividends.

(b)	Darwin Initial Public Offering

On May 24, 2006, Darwin closed the initial public offering of its common stock. In the offering, Darwin sold 6.0 million shares of common stock for net proceeds of $86.3 million, all of which were used to reduce Alleghany’s equity interests in Darwin by redeeming Darwin preferred stock held by Alleghany. Upon completion of the offering, all remaining unredeemed shares of Darwin preferred stock automatically converted to shares of Darwin common stock. Alleghany continues to own approximately 55 percent of the total outstanding shares of common stock of Darwin (with no preferred stock outstanding). In connection with this transaction, Alleghany recorded an after-tax gain of $9.5 million, which is reflected in “Contributed Capital.” The portion of Darwin not owned by Alleghany is reflected on Alleghany’s consolidated balance sheet and income statement as a minority interest liability and expense, respectively.

(c)	Treasury Stock

The Board of Directors has authorized the purchase from time to time of shares of Common Stock for the treasury. No shares were repurchased in 2007. On March 29, 2006, Alleghany purchased an aggregate of 139,000 shares of Common Stock for approximately $39.2 million, at an average cost of about $281.91 per share (not adjusted for subsequent stock dividends), in a privately negotiated transaction. As of December 31, 2007, Alleghany held no shares of treasury stock.

(d)	Regulatory Matters

At December 31, 2007, approximately $412.2 million of the equity of all of Alleghany’s subsidiaries was available for dividends or advances to Alleghany at the parent level. At that date, approximately $2.0 billion of Alleghany’s total equity of $2.79 billion was unavailable for dividends or advances to Alleghany from its subsidiaries. With respect to AIHL’s insurance operating units, they are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by them without prior approval

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

of insurance regulatory authorities. Of the aggregate total equity of Alleghany’s insurance operating units at December 31, 2007 of $2.17 billion, a maximum of $169.9 million was available for dividends without prior approval of the applicable insurance regulatory authorities. Additionally, payments of dividends (other than stock dividends) by Alleghany to its stockholders are permitted by the terms of its Credit Agreement provided that Alleghany maintains certain financial ratios as defined in the Credit Agreement. At December 31, 2007, approximately $603.0 million of stockholders’ equity was available for dividends by Alleghany to its stockholders.

Statutory net income of Alleghany’s insurance operating units was $344.5 million and $237.3 million for the years ended December 31, 2007 and 2006, respectively. Combined statutory capital and surplus of Alleghany’s insurance operating units was $1,756.9 million and $1,397.3 million at December 31, 2007 and 2006, respectively.

10.	Share-Based Compensation Plans

(a)	General

As of December 31, 2007, Alleghany had share-based payment plans for parent-level employees and non-employee directors. As described in more detail below, parent-level share-based payments to current employees consist only of restricted stock awards, including restricted stock units, and performance share awards, and no stock options. Parent-level share-based payments to non-employee directors consist of annual awards of stock options and restricted stock, including restricted stock units. In addition, as of December 31, 2007, RSUI, EDC and Darwin had their own share-based payment plans, which are described below.

Amounts recognized as compensation expense in the consolidated statements of earnings and comprehensive income with respect to share-based awards under plans for parent-level employees and non-employee directors were $11.0 million, $14.3 million and $16.7 million in 2007, 2006 and 2005, respectively. The amount of related income tax benefit recognized as income in the consolidated statements of earnings and comprehensive income with respect to these plans was $3.9 million, $5.0 million, $5.8 million in 2007, 2006 and 2005, respectively. In 2007, 2006 and 2005, $18.5 million, $6.0 million and $6.6 million of Common Stock, at fair market value, respectively, and $13.2 million, $3.5 million and $6.8 million of cash, respectively, was paid by Alleghany under plans for parent-level employees and non-employee directors. As noted above, as of December 31, 2007 and December 31, 2006, all outstanding awards were accounted for under the fair value based method of accounting. However, under the prospective transition method, not all outstanding awards were accounted for under the fair value based method of accounting as of December 31, 2005. The table below illustrates the effect for 2005 had the fair value method been adopted with respect to all outstanding and unvested awards under all plans for parent-level employees and non-employee directors (in thousands, except per share data):

2005

Net earnings, as reported	$52,334
Add: share-based employee compensation expense included in reported net earnings, net of related tax	10,844
Less: share-based compensation expense determined exclusively under the fair value method, net of related tax	11,282

Pro forma net earnings	$51,896

Basic earnings per share, as reported	$6.37
Pro forma basic earnings per share	$6.32
Diluted earnings per share, as reported	$6.37
Pro forma diluted earnings per share	$6.30

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

(b)	Director Stock Option and Restricted Stock Plans

Alleghany provided, through its Amended and Restated Directors’ Stock Option Plan (under which options were granted through May 1999) and its 2000 Directors’ Stock Option Plan (which expired on December 31, 2004), for the automatic grant of non-qualified options to purchase 1,000 shares of Common Stock in each year after 1987 to each non-employee director. Currently, Alleghany’s 2005 Directors’ Stock Plan (the “2005 Plan”) provides for the automatic grant of nonqualified options to purchase 500 shares of Common Stock, as well as an automatic grant of 250 shares of restricted Common Stock or, upon the election of a non-employee director, restricted stock units, to each non-employee director on an annual basis. In 2007 and 2006, Alleghany awarded a total of 2,250 restricted shares and units and 2,000 restricted shares, respectively, which vest over a one-year period.

A summary of option activity under the above plans as of December 31, 2007, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000)	Price	Term	($000)

Outstanding at January 1, 2007	84	$172
Granted	4	362
Exercised	(18)	127
Forfeited or expired	0	0

Outstanding at December 31, 2007	70	198	3.8	$14,332

Exercisable at December 31, 2007	62	181	3.1	$13,684

The weighted-average grant-date fair value of options granted during the years 2007, 2006 and 2005, was $139.05, $91.52 and $93.35, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $2.2 million, $2.4 million, and $2.2 million, respectively.

A summary of the status of Alleghany’s nonvested shares as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(000)	Fair Value

Nonvested at January 1, 2007	8	$269.76
Granted	4	361.78
Vested	(4)	249.72
Forfeited	0	0

Nonvested at December 31, 2007	8	$323.62

As of December 31, 2007, there was $0.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of approximately one year. The total fair value of shares vested

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

during the years ended December 31, 2007, 2006 and 2005, was $1.5, $1.9 million and $2.0 million, respectively.

(c)	Alleghany 2002 Long-Term Incentive Plan

Alleghany provides through its 2002 Long-Term Incentive Plan (the “2002 LTIP”) incentive compensation to management employees of the type commonly known as restricted shares, stock appreciation rights, performance shares and performance units, as well as other types of incentive compensation. Awards may include, but are not limited to, cash and/or shares of Common Stock, rights to receive cash and/or shares of Common Stock, and options to purchase shares of Common Stock including options intended to qualify as incentive stock options under the Internal Revenue Code and options not intended to so qualify. Under the 2002 LTIP, the following types of awards are outstanding:

(i) Performance Share Awards — Participants are entitled, at the end of a four-year award period, to a maximum amount equal to the value of one and one-half shares of Common Stock for each performance share issued to them based on market value on the payment date. In general, performance share payouts will be made in cash to the extent of minimum statutory withholding requirements in respect of an award, with the balance in Common Stock. Payouts are made provided defined levels of performance are achieved. As of December 31, 2007, 86,627 performance shares were outstanding. Expense is recognized over the performance period on a pro rata basis.

(ii) Restricted Share or Restricted Stock Unit Awards — Alleghany has awarded to certain management employees restricted shares of Common Stock. These awards entitle the participants to a specified maximum amount equal to the value of one share of Common Stock for each restricted share or restricted stock unit issued to them based on the market value on the payment date. In most instances, payouts are made provided defined levels of performance are achieved. As of December 31, 2007, 58,442 restricted shares were outstanding, of which 5,408 were granted in 2007, 31,385 were granted in 2004 and 21,649 were granted in 2003. The expense is recognized ratably over the performance period, which can be extended under certain circumstances. The 2004 awards are expected to vest over four years.

(d)	RSUI Restricted Share Plan

RSUI has a Restricted Stock Unit Plan (the “RSUI Plan”) for the purpose of providing equity-like incentives to key employees. Under the RSUI Plan, restricted stock units (“units”) are issued. Additional units, defined as the “Deferred Equity Pool,” were issued in 2006 and 2007, and may be created in the future if certain financial performance measures are met. Units may only be settled in cash. The fair value of each unit is calculated pursuant to SFAS 123R, as stockholder’s equity of RSUI, adjusted for certain capital transactions and accumulated compensation expense recognized under the RSUI Plan, divided by the sum of RSUI common stock outstanding and the original units available under the RSUI Plan. The units vest on the fourth anniversary of the date of grant and contain certain restrictions, relating to, among other things, forfeiture in the event of termination of employment and transferability. In 2007, 2006 and 2005, RSUI recorded $43.9, $34.8 million and $14.1 million, respectively, in compensation expense related to the RSUI Plan. During the same periods, a deferred tax benefit of $15.4 million, $12.2 million and $4.9 million, respectively, related to the compensation expense was recorded.

(e)	Darwin Share Plans

Darwin has four share-based payment plans for employees and non-employee directors. The 2003 Restricted Stock Plan (as amended November 2005), and the 2006 Stock Incentive Plan apply to key employees. The 2006 Employees’ Restricted Stock Plan applies to all employees, except certain key employees, at the time of Darwin’s initial public offering. Finally, the Unit Plan for Non-employee Directors

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

applies to non-employee directors. Collectively, the shares issued under these plans had a nominal fair value at the date of grant, and consequently, resulted in nominal increases in Alleghany’s compensation expense.

Under the 2003 Restricted Stock Plan (the most significant of these plans), Darwin reserved 1,650,000 of its authorized shares of common stock (approximating 10 percent of all shares of common stock currently outstanding). These restricted stock awards generally vest at a rate of 50 percent on each of the third and fourth anniversaries of the grant date, contingent on the continued employment of the grantee at Darwin.

(f)	EDC Share Plans

EDC has a share-based payment plan for each of its two senior executives. Under the plans, EDC reserved 4,000 of its authorized shares of common stock (approximating 1.6 percent of all shares of common stock currently outstanding). These restricted stock awards generally vest depending on the compound annual growth rate of EDC’s equity, with the earliest vesting date being December 31, 2011. If a minimum of 7 percent growth rate is not achieved by December 31, 2016, all restricted stock will be forfeited. The plan resulted in nominal increases in Alleghany’s compensation expense in 2007.

11.	Employee Benefit Plans

(a)	Alleghany Employee Defined Benefit Pension Plans

Alleghany has two unfunded noncontributory defined benefit pension plans for executives, and a smaller, funded noncontributory defined benefit pension plan for employees.

The primary executive plan currently provides for designated employees (including all of Alleghany’s current executive officers) retirement benefits in the form of an annuity for the joint lives of the participant and his or her spouse or, alternatively, actuarially equivalent forms of benefits, including a lump sum. Under both executive plans, a participant must have completed five years of service with Alleghany before he or she is vested in, and thus has a right to receive, any retirement benefits following his or her termination of employment. The annual retirement benefit under the primary executive plan, if paid in the form of a joint and survivor life annuity to a participant who retires on reaching age 65 with 15 or more years of service, is equal to 67 percent of the participant’s highest average annual base salary and related annual incentive award over a consecutive three-year period during the last ten years or, if shorter, the full calendar years of employment. Neither plan takes other payments or benefits, such as payouts of long-term incentives, into account in computing retirement benefits. During 2004, both plans were amended and changed from a funded to an unfunded plan resulting in the distribution of all accrued benefits to vested participants.

With respect to the funded employee plan, Alleghany’s policy is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding requirements. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following tables set forth the defined benefit plans’ funded status at December 31, 2007 and 2006 and total cost for each of the three years ended December 31, 2007 (in millions, except percentages):

	2007	2006

OBLIGATIONS AND FUNDING STATUS:
Change in benefit obligations
Benefit obligation at beginning of year	$13.9	$8.9
Service cost	2.4	1.8
Interest cost	0.8	0.5
Amendments	—	0.8
SFAS 88 curtailment loss	—	(0.4)
Actuarial loss	0.3	2.4
Benefits paid	(0.1)	(0.1)

Projected benefit obligation at end of year	$17.3	$13.9

Change in plan assets
Fair value of plan assets at beginning of year	$2.1	$1.5
Actual return on plan assets, net of expenses	0.2	0.1
Company contributions	0.1	0.6
Benefits paid	(0.1)	(0.1)

Fair value of plan assets at end of year	$2.3	$2.1

Funded status	$(15.0)	$(11.8)
Amounts recognized in statement of financial position consists of:
Prepaid benefit cost	$0.7	$0.9
Accrued benefit liability	$(15.7)	$(8.6)
Accumulated other comprehensive income	—	0.1

Net amount recognized	$(15.0)	$(7.6)

Weighted average asset allocations
Debt securities	100%	100%

	2007	2006	2005

COST AND OTHER COMPREHENSIVE INCOME:
Net pension cost included the following expense (income) components
Service cost — benefits earned during the year	$2.9	$1.8	$1.9
Interest cost on benefit obligation	0.9	0.5	0.6
Expected return on plan assets	(0.1)	(0.1)	—
Net amortization and deferral	0.2	0.1	0.4

Net periodic pension cost	3.9	2.3	2.9
SFAS 88 curtailment loss	—	1.0	—

Total cost	$3.9	$3.3	$2.9
Change in other comprehensive income (pension-related)	—	0.1	(4.4)

Net periodic pension cost and other comprehensive income	$3.9	$3.4	$(1.5)

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2007	2006	2005

ASSUMPTIONS:
Assumptions used in computing the net periodic pension cost of the plans is as follows
Rates for increases in compensation levels	4.00%	4.00%	6.00%
Weighted average discount rates	5.75%	5.50%	5.75%
Expected long-term rates of return	4.00%	4.00%	3.00%

Assumptions used in computing the funded status of the plans is as follows
Rates for increases in compensation levels	4.00%	4.00%	4.00%
Weighted average discount rates	6.00%	5.75%	5.50%

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

Contributions of less than $0.1 million are expected to be made to Alleghany’s funded employee plan during 2008.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be made (in millions):

2008	$2.2
2009	0.1
2010	2.9
2011	0.1
2012	0.1
2013-2017	9.4

The measurement date used to determine pension benefit plans is December 31, 2007.

(b)	Other Employee Retirement Plans

Alleghany has two unfunded retiree health plans, one for executives and one for employees. To be eligible for benefits participants must be age 55 or older. In addition, non-executive employees must have completed at least 10 years of service. Under the plans, participants must pay a portion of the premiums charged by the medical insurance provider. All benefits cease upon retiree death. RSUI also has an unfunded retiree health plan for its employees. As of December 31, 2007 and December 31, 2006, the liability for both of these plans was $4.1 million and $3.8 million, respectively, representing the entire accumulated postretirement benefit obligation as of that date. Assumptions used on the accounting for these plans are comparable to those cited above for the Alleghany pension plans. Future benefit payments associated with these plans are not expected to be material to Alleghany.

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

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Alleghany had an unfunded noncontributory defined benefit pension plan for non-employee directors. On December 19, 2006, the Board of Directors amended the plan to permit directors who were serving as directors on December 31, 2004 to make an election before the end of 2006 to receive an actuarially determined lump-sum payout of their accrued benefit in 2007. All eligible directors made this election, and accordingly, at December 31, 2006 Alleghany accrued $1.0 million of liabilities. Such amount was paid to directors in 2007.

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

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

12.	Earnings Per Share of Common Stock

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31 (in thousands, except share amounts):

	2007	2006	2005

Net earnings	$305,277	$251,244	$52,334
Preferred dividends	17,223	8,994	—

Income available to common stockholders for basic earnings per share	288,054	242,250	52,334
Preferred dividends	17,223	8,994	—
Effect of other dilutive securities	288	459	—

Income available to common stockholders for diluted earnings per share	$305,565	$251,703	$52,334

Weighted average shares outstanding applicable to basic earnings per share	8,147,013	8,137,105	8,204,607
Preferred stock	978,401	532,770	—
Effect of other dilutive securities	22,894	22,551	—

Adjusted weighted average shares outstanding applicable to diluted earnings per share	9,148,308	8,692,426	8,204,607

Contingently issuable shares of 57,877, 88,201 and 71,980 were potentially available during 2007, 2006 and 2005, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

13.	Commitments and Contingencies

(a)	Leases

Alleghany leases certain facilities, furniture and equipment under long-term lease agreements. In addition, certain land, office space and equipment are leased under non-cancelable operating leases that expire at various dates through 2020. Rent expense was $9.4 million, $7.8 million and $8.2 million in 2007, 2006 and 2005, respectively.

The aggregate minimum payments under operating leases with initial or remaining terms of more than one year as of December 31, 2007 were as follows (in millions):

Aggregate
Minimum
Year	Payments

2008	$9.8
2009	10.7
2010	9.4
2011	8.5
2012	8.2
2013 and thereafter	45.6

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(b)	Litigation

Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management such provisions are adequate.

(c)	Asbestos and Environmental Exposure

AIHL’s reserve for unpaid losses and loss adjustment expenses includes $22.9 million of gross reserves and $22.7 million of net reserves, and $23.8 million of gross reserves and $23.7 million of net reserves at December 31, 2007 and December 31, 2006, respectively, for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976. This subsidiary exited this business in 1976. Reserves for asbestos and environmental impairment claims cannot be estimated with traditional loss reserving techniques because of uncertainties that are greater than those associated with other types of claims. Factors contributing to those uncertainties include a lack of historical data, the significant periods of time that often elapse between the occurrence of an insured loss and the reporting of that loss to the ceding company and the reinsurer, uncertainty as to the number and identity of insureds with potential exposure to such risks, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability. Loss reserve estimates for such environmental and asbestos exposures include case reserves, which also reflect reserves for legal and other loss adjustment expenses and IBNR reserves. IBNR reserves are determined based upon historic general liability exposure base and policy language, previous environmental loss experience and the assessment of current trends of environmental law, environmental cleanup costs, asbestos liability law and judgmental settlements of asbestos liabilities.

For both asbestos and environmental reinsurance claims, CATA establishes case reserves by receiving case reserve amounts from its ceding companies, and verifies these amounts against reinsurance contract terms, analyzing from the first dollar of loss incurred by the primary insurer. In establishing the liability for claims for asbestos related liability and for environmental impairment claims, management considers facts currently known and the current state of the law and coverage litigation. Additionally, ceding companies often report potential losses on a precautionary basis to protect their rights under the reinsurance arrangement, which generally calls for prompt notice to the reinsurer. Ceding companies, at the time they report such potential losses, advise CATA of the ceding companies’ current estimate of the extent of such loss. CATA’s claims department reviews each of the precautionary claims notices and, based upon current information, assesses the likelihood of loss to CATA. Such assessment is one of the factors used in determining the adequacy of the recorded asbestos and environmental reserves. Although Alleghany is unable at this time to determine whether additional reserves, which could have a material impact upon its results of operations, may be necessary in the future, Alleghany believes that CATA’s asbestos and environmental reserves are adequate at December 31, 2007.

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

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

During the Alleghany Period, World Minerals was named in approximately 30 lawsuits that included product liability claims, many of which have been voluntarily dismissed by the plaintiffs. In most cases, plaintiffs claimed various medical problems allegedly stemming from their exposure to a wide variety of allegedly toxic products at their place of employment, and World Minerals was one among dozens of

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

defendants that had allegedly supplied such products to plaintiffs’ employers. Through the date of sale, World Minerals did not incur any significant expense in respect of such cases. Based on Alleghany’s experience to date and other analyses, Alleghany established a $600 thousand reserve in connection with the Products Liability Indemnification for the Alleghany Period. Such reserve was $431 thousand and $560 thousand at December 31, 2007 and 2006.

(e)	Equity Holdings Concentration

At December 31, 2007 and 2006, Alleghany had a concentration of market risk in its available-for-sale equity securities portfolio of Burlington Northern Santa Fe Corporation (“Burlington Northern”), a railroad holding company, of $416.2 million and $428.8 million, respectively. In January and February of 2007, Alleghany sold approximately 809 thousand shares of its Burlington Northern stock holdings for approximately $65 million of proceeds. In February of 2008, Alleghany sold approximately 431 thousand shares of its Burlington Northern stock holdings for approximately $38.9 million of proceeds.

At December 31, 2007 and 2006, Alleghany also had a concentration of market risk in its available-for-sale equity securities with respect to certain energy sector businesses, of $378.2 million and $280.9 million, respectively.

14.	Fair Value of Financial Instruments

The estimated carrying values and fair values of Alleghany’s financial instruments are as follows (in millions):

	2007	2007	2006	2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Investments (excluding Homesite)	$4,681.9	$4,681.9	$3,936.7	$3,936.7
Notes receivable	$—	$—	$91.5	$91.5
Swap-hedging purposes	$—	$—	$0.0	$0.0
Liabilities
Subsidiaries’ debt	$5.0	$5.0	$80.0	$80.0

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate fair value:

Investments:  For purposes of the above table, investments include available-for-sale securities as well as investments in partnerships that are included in other invested assets. Investments exclude Alleghany’s investment in Homesite, which is included in other invested assets.

The fair value of available-for-sale equity and debt securities are recorded at fair value based on quoted market prices or dealer quotes. Quoted market prices are typically available and utilized for equity securities and U.S. government obligations. Third-party dealer quotes are typically utilized for all other types of fixed income securities. In developing such quotes, dealers will utilize the terms of the security and market-based inputs. Terms of the security include coupon, maturity date, and any special provisions that may, for example, enable the investor, at his election, to redeem the security prior to its scheduled maturity date. Market-based inputs include the level of interest rates applicable to comparable securities in the market place and current credit rating(s) of the security.

The fair value of short-term investments approximates amortized cost.

The fair value of investments in partnerships is based upon quoted market prices for the securities owned, as quoted by the general partner of the entity in which such investment was held.

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Notes receivable:  The carrying amount approximated fair value as the interest rates approximated market rates.

Swap:  The fair value of the swap was based on a valuation model.

Subsidiaries’ debt:  The fair value of the subsidiaries’ debt is estimated to approximate carrying value.

15.	Segments of Business

Information related to Alleghany’s reportable segment is shown in the table below. Property and casualty insurance and surety operations are conducted by AIHL through its insurance operating units RSUI, CATA, EDC and Darwin. In addition, AIHL Re, established in June 2006, is a wholly-owned subsidiary of AIHL that is available to provide reinsurance to Alleghany’s insurance operating units and affiliates.

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

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2007(1)	2006	2005
	(in millions)

Revenues:
AIHL insurance group:
Net premiums earned
RSUI	$707.5	$670.7	$605.9
CATA	198.0	171.4	159.1
Darwin	180.9	132.4	84.7
EDC	44.3	—	—
AIHL Re	24.5	35.6	—

	1,155.2	1,010.1	849.7

Net investment income	149.0	123.5	67.3
Net realized capital gains	36.5	13.9	31.6
Other income	0.5	1.9	3.3

Total insurance group	1,341.2	1,149.4	951.9

Corporate activities:
Net investment income(2)	19.7	20.9	15.7
Net realized capital gains(3)	56.2	14.3	116.8
Other income(4)	14.9	24.6	11.4

Total	$1,432.0	$1,209.2	$1,095.8

Earnings from continuing operations, before income taxes and minority interest:
AIHL insurance group:
Underwriting profit (loss)(5)
RSUI	$219.9	$197.4	$(133.0)
CATA	19.4	19.1	15.6
Darwin	28.7	7.4	2.3
EDC	4.4	—	—
AIHL Re	24.4	35.4	—

	296.8	259.3	(115.1)

Net investment income	149.0	123.5	67.3
Net realized capital gains	36.5	13.9	31.6
Other income, less other expenses	(58.0)	(42.6)	(22.9)

Total insurance group	424.3	354.1	(39.1)

Corporate activities:
Net investment income(2)	19.7	20.9	15.7
Net realized capital gains(3)	56.2	14.3	116.8
Other income(4)	14.9	24.6	11.4
Corporate administration and other expenses	35.9	45.4	41.5
Interest expense	1.4	5.6	3.5

Total	$477.8	$362.9	$59.8

(1)	Includes the results of EDC, net of purchase accounting adjustments, commencing July 18, 2007.

(2)	Includes $4.1 million of Alleghany’s equity in earnings of Homesite, net of purchase accounting adjustments, for the twelve months ended December 31, 2007 (See Note 16).

(3)	Net realized capital gains for 2007 primarily reflect net realized capital gains from the sale of approximately 809,000 shares of Burlington Northern common stock in the 2007 first quarter.

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(4)	On May 26, 2006, Alleghany Properties completed a sale of real property for $29.3 million, recorded in other income, which resulted in a net pre-tax gain of $23.1 million for 2006.

(5)	Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or net realized capital gains. Underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses directly attributable to underwriting activities, whereas the remainder constitutes “other expenses.”

	2007	2006	2005
	(in millions)

Identifiable assets at December 31
AIHL insurance group	$5,957.6	$5,265.7	$5,074.5
Corporate activities	775.4	913.0	747.8

Total	$6,733.0	$6,178.7	$5,822.3

Capital expenditures
AIHL insurance group	$5.3	$4.8	$7.5
Corporate activities	0.1	0.1	2.1

Total	$5.4	$4.9	$9.6

Depreciation and amortization
AIHL insurance group	$13.5	$6.7	$19.9
Corporate activities	1.0	1.8	0.9

Total	$14.5	$8.5	$20.8

16.	Other Information

a.	Acquisitions

On July 18, 2007 (the “Acquisition Date”), AIHL completed its acquisition of EDC for a purchase price of approximately $198.1 million, including approximately $5.6 million of incurred acquisition costs. After giving effect to the transaction, AIHL owned approximately 98.4 percent of the common stock of EDC with EDC senior management owning the remainder. EDC is included as an insurance operating unit within AIHL for segment reporting purposes.

The acquisition has been accounted for by the purchase method of accounting in accordance with SFAS 141, and therefore, the assets acquired and liabilities assumed have been recorded at their estimated fair values at the Acquisition Date. Any excess of the purchase price over the estimated fair values of the assets acquired, including identifiable intangible assets and liabilities assumed, is recorded as goodwill. Although Alleghany has not finalized the allocation of the purchase price at this time, it currently estimates goodwill, which is not deductible for tax purposes, of approximately $48.8 million and other intangible assets of approximately $13.9 million. Acquired identifiable intangible assets include trade names and licenses, which were determined to have indefinite useful lives. Acquired identifiable assets also include renewal rights, distribution rights and database development, which are being amortized over the estimated useful lives of ten years, ten years, and twenty years, respectively. The net impact of amortization expenses and purchase

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

accounting on Alleghany’s net income is not material. The estimated fair value of assets acquired, including identifiable intangible assets, and liabilities assumed at the Acquisition Date is as follows (in millions):

Available-for-sale securities	$257.4
Goodwill	48.8
Other intangible assets	13.9
All other assets	81.1

Total assets assumed	$401.2
Liabilities assumed (primarily loss and loss adjustment expenses)	203.1

Net assets acquired	$198.1

Available-for-sale securities consist of high-quality fixed-income securities and money market funds, over half of which are currently on deposit with the California Department of Insurance to comply with insurance regulations.

Substantially all of EDIC’s equity was unavailable for dividends or advances to Alleghany without prior approval of the California Department of Insurance.

On December 29, 2006, Alleghany, through its subsidiary AIHL, invested $120.0 million in Homesite, a national, full-service, mono-line provider of homeowners insurance. As consideration for its $120.0 million investment, Alleghany received 85,714 shares of common stock of Homesite, representing approximately 32.9 percent of Homesite common stock after giving effect to the transaction.

The $120.0 million investment plus $0.7 million of transactions costs are reported as a component of other invested assets as of December 31, 2006. Going forward, Alleghany’s interest in Homesite will be included in corporate activities for segment reporting purposes and will be accounted for under the equity-method of accounting.

The $120.7 million cost is comprised of the following elements: $102.5 million representing Alleghany’s share of the fair values of assets acquired (consisting primarily of available-for-sale investment securities), less liabilities assumed (consisting primarily of loss and loss adjustment expense reserves and unearned premium reserves); $7.1 million of purchased intangible assets; and $11.1 million of goodwill. The goodwill is not deductible for tax purposes.

The amount of goodwill and intangible assets that is reported separately on Alleghany’s consolidated balance sheets, and that arose from prior acquisitions of majority- or wholly-owned subsidiaries that are included in Alleghany’s consolidated balance sheets at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006

AIHL insurance group — goodwill	$93,905	$45,161

AIHL insurance group — intangible assets
Agency relationships	$11,476	$12,080
State insurance licenses	33,561	32,427
Trade name	39,145	35,500
Brokerage and reinsurance relationships	23,660	25,913
Renewal and distribution rights	7,990	8,691
Other	5,258	—

	$121,090	$114,611

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The economical useful lives of intangible assets are as follows: agency relationships — 15 years; state insurance licenses — indefinite; trade name — indefinite; broker and reinsurance relationships — 15 years; and renewal and distribution rights — between 5 and 10 years.

b.	Other Assets

Other assets shown in Alleghany’s consolidated balance sheets include the following amounts at December 31, 2007 and 2006 (in thousands):

	2007	2006

Real estate properties	$20,583	$22,587
Interest and dividends receivable	47,389	40,356
Other	51,634	24,438

	$119,606	$87,381

c.	Property and equipment

Property and equipment, net of accumulated depreciation and amortization, at December 31, 2007 and 2006, are as follows (in thousands):

			Useful
	2007	2006	Lives

Furniture and equipment	$36,657	$31,414	3-20 years
Leasehold improvements	4,705	4,078	Various
Other	303	320	—

	41,665	35,812

Less: accumulated depreciation and amortization	(20,147)	(17,408)

	$21,518	$18,404

d.	Other Liabilities

Other liabilities shown in Alleghany’s consolidated balance sheets include the following amounts at December 31, 2007 and 2006 (in thousands):

	2007	2006

Accounts payable	$7,936	$5,621
Incentive plans	164,393	102,738
Accrued salaries and wages	9,675	868
Deferred compensation	6,130	5,510
Accrued expenses	10,116	7,118
Taxes other than income	4,526	5,398
Deferred revenue	5,847	6,170
Payable to brokers	7,175	160
Pension and postretirement benefits	20,055	17,471
Funds held for surety bonds	41,896	23,876
Other	22,140	24,616

	$299,889	$199,546

Alleghany Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

17.	Quarterly Results of Operations (unaudited)

Selected quarterly financial data for 2007 and 2006 are presented below (in thousands, except per share amounts):

	Quarters Ended
	March 31	June 30	September 30	December 31

2007
Revenues	$375,606	$333,796	$359,917	$362,722
Net earnings	$106,418	$62,940	$71,976	$63,943
Basic earnings per share of common stock:*	$12.57	$7.20	$8.30	$7.31

2006
Revenues	$268,815	$313,626	$302,405	$324,319
Net earnings	$59,206	$73,200	$53,397	$65,441
Basic earnings per share of common stock:*	$7.23	$8.99	$6.05	$7.53

*	Adjusted to reflect subsequent stock dividends.

Earnings per share by quarter may not equal the amount for the full year due to rounding.

18.	Related Party Transactions

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Alleghany Corporation:

We have audited the accompanying consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alleghany Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alleghany Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

New York, New York
February 25, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Alleghany Corporation:

We have audited Alleghany Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alleghany Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Alleghany Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 25, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

New York, New York
February 25, 2008

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management, including our CEO and CFO, concluded that, as of December 31, 2007, our internal control over financial reporting was effective. Our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K Report, KPMG LLP, has also audited and issued an opinion on the effectiveness of our internal control over financial reporting which appears in Item 8 on page 103 of this Form 10-K Report. We note that all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

New York Stock Exchange Certification

On May 7, 2007, we filed with the New York Stock Exchange the annual certification of our CEO, certifying that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information concerning our directors and executive officers is incorporated by reference from the first paragraph under the heading “Alleghany Corporate Governance — Board of Directors” on page 3, the paragraph under the heading “Committees of the Board of Directors — Audit Committee” on pages 4 and 5, pages 15 through the top of page 18 and the information under the heading “Executive Officers” on pages 26 and 27 of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 25, 2008. Information concerning compliance with the reporting requirements under Section 16(a) of the Exchange Act, is incorporated by reference from pages 13 and 14 of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 25, 2008.

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

The information required by this Item 11 is incorporated by reference from pages 18 through 21 and pages 29 through the second full paragraph on page 55 of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 25, 2008. The information set forth under the heading “Compensation Committee Report” on page 28 of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 25, 2008, is not “filed” as a part hereof.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference from pages 1 through the top of page 3 and pages 12 and 13 of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 25, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference from the first paragraph under the heading “Director Independence” on pages 3 and 4 and pages 8 through the first full paragraph on page 9, beginning under the heading “Related Party Transactions,” on page 8 of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 25, 2008.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference from pages 22 and 23 of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 25, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.

Our consolidated financial statements, together with the report thereon of KPMG LLP, our independent registered public accounting firm, are set forth on pages 60 through 102 of this Form 10-K Report.

2. Financial Statement Schedules.

The Index to Financial Statements Schedules and the schedules relating to our consolidated financial statements, together with the report thereon of KPMG LLP, our independent registered public accounting firm, are set forth on pages 109 through 119 this Form 10-K Report.

3. Exhibits.

See the Index to Exhibits beginning on page 120 of this Form 10-K Report for a description of the exhibits filed as part of this Form 10-K Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGHANY CORPORATION
(Registrant)

By	/s/ Weston M. Hicks
Weston M. Hicks
President
Date: February 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Rex D. Adams
Rex D. Adams
Director
Date: February 26, 2008

By	/s/ Jerry G. Borrelli
Jerry G. Borrelli
Vice President (principal accounting officer)
Date: February 26, 2008

By	/s/ John J. Burns, Jr.
John J. Burns, Jr.
Chairman of the Board and Director
Date: February 26, 2008

By	/s/ Dan R. Carmichael
Dan R. Carmichael
Director
Date: February 26, 2008

By	/s/ Roger B. Gorham
Roger B. Gorham
Senior Vice President (principal financial officer)
Date: February 26, 2008

By	/s/ Weston M. Hicks
Weston M. Hicks
President and Director (principal executive officer)

Date: February 26, 2008

By	/s/ Thomas S. Johnson
Thomas S. Johnson
Director

Date: February 26, 2008

By	/s/ Allan P. Kirby, Jr.
Allan P. Kirby, Jr.
Director

Date: February 26, 2008

By	/s/ Jefferson W. Kirby
Jefferson W. Kirby
Director

Date: February 26, 2008

By	/s/ William K. Lavin
William K. Lavin
Director

Date: February 26, 2008

By	/s/ James F. Will
James F. Will
Director

Date: February 26, 2008

By	/s/ Raymond L.M. Wong
Raymond L.M. Wong
Director

Date: February 26, 2008

Alleghany Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Alleghany Corporation:

Under date of February 25, 2008, we reported on the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

New York, New York
February 25, 2008

SCHEDULE I
ALLEGHANY CORPORATION AND SUBSIDIARIES

SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2007

			Amount at
			Which Shown
			in the
		Fair	Balance
Type of Investment	Cost	Value	Sheet
	(in thousands)

Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$320,615	$328,071	$328,071
States, municipalities & political subdivisions	1,365,222	1,377,586	1,377,586
Foreign governments	176,039	182,136	182,136
Mortgage and asset-backed securities	818,627	819,143	819,143
All other bonds	300,733	303,442	303,442

Fixed maturities	2,981,236	3,010,378	3,010,378

Equity securities:
Common stocks:
Public utilities	0	0	0
Banks, trust, and insurance companies	119,002	112,802	112,802
Industrial, miscellaneous, and all other	537,583	1,020,175	1,020,175
Nonredeemable preferred stocks	38,844	47,115	47,115

Equity securities	695,429	1,180,092	1,180,092

Other invested assets	193,272	193,272	193,272
Short-term investments	424,494	424,494	424,494

Total investments	$4,294,431	$4,808,236	$4,808,236

SCHEDULE II
ALLEGHANY CORPORATION

CONDENSED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
	(in thousands)

ASSETS
Equity securities (cost: 2007 $62,908; 2006 $72,679)	$419,783	$431,696
Debt securities (amortized cost: 2007 $115,028; 2006 $141,168)	117,084	140,521
Short-term investments	18,332	63,397
Other invested assets	0	504
Cash	1,294	1,408
Property and equipment — at cost, net of accumulated depreciation	1,805	1,887
Other assets	21,223	20,383
Current taxes receivable	35,743	33,006
Investment in subsidiaries	2,320,947	1,933,930

	$2,936,211	$2,626,732

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Other liabilities	38,194	35,805
Net deferred tax liabilities	104,142	122,499
Long-term debt	0	19,123

Total liabilities	142,336	177,427
Stockholders’ equity	2,793,875	2,449,305

	$2,936,211	$2,626,732

See accompanying Notes to Condensed Financial Statements.

SCHEDULE II

ALLEGHANY CORPORATION

CONDENSED STATEMENTS OF EARNINGS
THREE YEARS ENDED DECEMBER 31, 2007

	2007	2006	2005
	(in thousands)

Revenues:
Net investment income	$14,545	$15,375	$12,472
Net realized capital gains	56,207	14,335	116,808
Other income	203	259	191

Total revenues	70,955	29,969	129,471

Costs and Expenses:
Interest expense	1,006	3,184	2,647
Corporate administration	35,534	39,358	37,561

Total costs and expenses	36,540	42,542	40,208

Operating (loss) profit	34,415	(12,573)	89,263
Equity in earnings (loss) of consolidated subsidiaries	443,365	375,503	(29,444)

Earnings from continuing operations, before income taxes and minority interest	477,780	362,930	59,819
Income taxes	157,901	106,109	13,842

Earnings from continuing operations before minority interest	319,879	256,821	45,977
Minority interest, net of tax	14,602	5,577	0

Earnings from continuing operations	305,277	251,244	45,977

Earnings from discontinued operations (including gain on disposal of $12,183 in 2005)	0	0	12,641
Income taxes	0	0	6,284

Earnings from discontinued operations, net of tax	0	0	6,357

Net earnings	$305,277	$251,244	$52,334

See accompanying Notes to Condensed Financial Statements.

SCHEDULE II

ALLEGHANY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2007

	2007	2006	2005
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$305,277	$251,244	$52,334
Adjustments to reconcile earnings to cash provided by (used in) operations:
Equity in undistributed net (earnings) losses of consolidated subsidiaries	(287,284)	(244,450)	13,811
Capital contributions to consolidated subsidiaries	(90,179)	(190,788)	(147,306)
Distributions from consolidated subsidiaries	43,635	12,929	2,864
Depreciation and amortization	980	1,740	882
Net gain on investment transactions	(56,207)	(14,335)	(116,808)
Tax benefit on stock options exercised	1,063	1,034	1,399
(Increase) decrease in other assets	(1,074)	(2,765)	(1,843)
Increase (decrease) in other liabilities and taxes payable	(20,712)	(29,773)	30,805
Earnings of discontinued operations and sale of subsidiary	—	—	(6,357)

Net adjustments	(409,778)	(466,408)	(222,553)

Net cash used in operations	(104,501)	(215,164)	(170,219)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(69,080)	(132,248)	(168,189)
Sales of investments	159,555	36,016	169,362
Maturities of investments	1,354	1,254	4,474
Purchases of property and equipment	(148)	(64)	(2,045)
Net change in short-term investments	45,065	53,685	(36,134)
Proceeds from the sale of subsidiaries, net of cash disposed	—	—	201,854
Other, net	504	9,196	170

Net cash provided by investing activities	137,250	(32,161)	169,492

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	290,422	—
Principal payments on long-term debt	(19,123)	—	—
Treasury stock acquisitions	—	(39,186)	—
Convertible preferred stock dividends paid	(17,367)	(8,342)	—
Net cash provided from discontinued operations	—	—	2,091
Other, net	3,627	2,406	—

Net cash used in financing activities	(32,863)	245,300	2,091

Net increase (decrease) in cash	(114)	(2,025)	1,364
Cash at beginning of year	1,408	3,433	2,069

Cash at end of year	$1,294	$1,408	$3,433

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	—	$17	$1
Income taxes	$170,359	$96,636	$61,000

See accompanying Notes to Condensed Financial Statements.

SCHEDULE II

ALLEGHANY CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands)

1. Investment in Consolidated Subsidiaries. Reference is made to Note 1 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report.

2. Long-Term Debt. Reference is made to Note 7 of the Notes to Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report for information regarding the significant provisions of the revolving credit loan agreement of Alleghany. Included in long-term debt in the accompanying condensed balance sheets is $19,123 in 2006 of inter-company notes that were payable to Alleghany Funding. Such debt was repaid in 2007.

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

SCHEDULE III
ALLEGHANY CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

		At December 31,
			Future
			Policy			For the Year Ended December 31,
			Benefits,		Other			Benefits,	Amortization
		Deferred	Losses,		Policy			Claims,	of Deferred
		Policy	Claims and	Gross	Claims and	Net	Net	Losses and	Policy	Other	Net
	Line of	Acquisition	Loss	Unearned	Benefits	Earned	Investment	Settlement	Acquisition	Operating	Premiums
Year	Business	Costs	Expenses	Premiums	Payable	Premiums	Income	Expenses	Costs	Expenses	Written
	(in thousands)

2007	Property and Casualty Insurance	$89,437	$2,580,056	$818,979	$0	$1,155,221	$149,043	$550,329	$172,814	$135,288	$1,162,179

2006	Property and Casualty Insurance	$80,018	$2,304,644	$886,539	$0	$1,010,129	$123,522	$498,954	$141,960	$109,917	$1,073,167

2005	Property and Casualty Insurance	$62,161	$2,581,041	$812,982	$0	$849,653	$67,330	$747,967	$132,132	$84,664	$883,483

SCHEDULE IV
ALLEGHANY CORPORATION AND SUBSIDIARIES
REINSURANCE
THREE YEARS ENDED DECEMBER 31, 2007

						Percentage
			Ceded to	Assumed		of Amount
		Gross	Other	from Other	Net	Assumed
Year	Line of Business	Amount	Companies	Companies	Amount	to Net
		(In thousands)

2007	Property and casualty	$1,800,144	$664,293	$19,370	$1,155,221	1.7%

2006	Property and casualty	$1,715,461	$718,442	$13,110	$1,010,129	1.3%

2005	Property and casualty	$1,521,875	$675,503	$3,281	$849,653	0.4%

SCHEDULE V

ALLEGHANY CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

			Charged to	Charged to
		Balance at	Costs and	Other	Deductions	Balance at
Year	Description	January 1,	Expenses	Accounts	Describe	December 31,
		(in thousands)

2007	Allowance for uncollectible reinsurance recoverables	—	—	—	—	—

	Allowance for uncollectible premiums receivable	1,061	517	0	271	1,307

2006	Allowance for uncollectible reinsurance recoverables	—	—	—	—	—

	Allowance for uncollectible premiums receivable	801	722	0	462	1,061

2005	Allowance for uncollectible reinsurance recoverables	—	—	—	—	—

	Allowance for uncollectible premiums receivable	578	772	—	549	801

SCHEDULE VI
ALLEGHANY CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS

						For the Year Ended December 31,
		At December 31,						Claims
				Discount, if any,				and Claim
				Deducted in				Adjustment
			Reserves for	Reserves for				Expenses
			Unpaid	Unpaid				Incurred		Amortization
		Deferred	Claims	Claims				Related to		of Deferred	Paid Claims
		Policy	and Claim	and Claim	Gross	Net	Net	(1)	(2)	Policy	and Claim	Net
		Acquisition	Adjustment	Adjustment	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Year	Line of Business	Costs	Expenses	Expenses	Premiums	Premiums	Income	Year	Year	Costs	Expenses	Written
	(In thousands)

2007	Property and Casualty	$89,437	$2,580,056	$0	$818,979	$1,155,221	$149,043	$595,200	$(44,871)	$172,814	$345,473	$1,162,179

2006	Property and Casualty	$80,018	$2,304,644	$0	$886,539	$1,010,129	$123,522	$510,914	$(11,960)	$141,960	$243,900	$1,073,167

2005	Property and Casualty	$62,161	$2,581,041	$0	$812,982	$849,653	$67,330	$755,180	$(7,213)	$132,132	$349,083	$883,483

Index to Exhibits

Exhibit
Number		Description

1.01		Purchase Agreement, dated June 19, 2006, by and between Alleghany and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 1.1 to Alleghany’s Current Report on Form 8-K filed on June 23, 2006, is incorporated herein by reference.
3.01		Restated Certificate of Incorporation of Alleghany, as amended by Amendment accepted and received for filing by the Secretary of State of the State of Delaware on June 23, 1988, filed as Exhibit 3.1 to Alleghany’s Registration Statement on Form S-3 (No. 333-134996) filed on June 14, 2006, is incorporated herein by reference.
3.02		By-laws of Alleghany, as amended December 18, 2007, filed as Exhibit 3.2 to Alleghany’s Current Report on Form 8-K filed on December 20, 2007, is incorporated herein by reference.
3.03		Certificate of Designations, Preferences and Rights of 5.75% Mandatory Convertible Preferred Stock of Alleghany, filed as Exhibit 3.3 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.
4.01		Specimen certificates representing shares of common stock, par value $1.00 per share, of Alleghany, filed as Exhibit 4.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, is incorporated herein by reference.
*10	.01	Alleghany 2005 Management Incentive Plan, as amended, filed as Exhibit 10.4 to Alleghany’s Current Report on Form 8-K filed on October 22, 2007, is incorporated herein by reference.
*10	.02	Alleghany Amended and Restated Officers and Highly Compensated Employees Deferred Compensation Plan.
*10	.03	Alleghany 2002 Long-Term Incentive Plan, adopted and effective April 26, 2002, as amended, filed as Exhibit 10.5 to Alleghany’s Current Report on Form 8-K filed on October 22, 2007, is incorporated herein by reference.
*10	.04	Alleghany 2007 Long-Term Incentive Plan, adopted and effective April 27, 2007, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on May 1, 2007, is incorporated herein by reference.
*10	.05	Alleghany Retirement Plan, amended and restated as of December 20, 2007.
*10	.06	Alleghany Retirement COLA Plan dated and effective as of January 1, 1992, as adopted on March 17, 1992, filed as Exhibit 10.1 to Alleghany’s Registration Statement on Form S-3 (No. 333-134996) filed on June 14, 2006, is incorporated herein by reference.
*10	.07	Description of Alleghany Group Long Term Disability Plan effective as of July 1, 1995, filed as Exhibit 10.10 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.
*10	.08(a)	Alleghany Amended and Restated Directors’ Stock Option Plan effective as of April 20, 1993, filed as Exhibit 10.3 to Alleghany’s Registration Statement on Form S-3 (No. 333-134996) filed on June 14, 2006, is incorporated herein by reference.
*10	.08(b)	Alleghany 2000 Directors’ Stock Option Plan effective April 28, 2000, filed as Exhibit A to Alleghany’s Proxy Statement, filed in connection with its Annual Meeting of Stockholders held on April 28, 2000, is incorporated herein by reference.
*10	.09	Alleghany Directors’ Equity Compensation Plan, effective as of January 16, 1995, filed as Exhibit 10.11 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

Exhibit
Number		Description

*10	.10	Alleghany Non-Employee Directors’ Retirement Plan, as amended, effective December 19, 2006, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on December 22, 2006, is incorporated herein by reference.
*10	.11(a)	Alleghany 2005 Directors’ Stock Plan, filed as Exhibit 10.01 to Alleghany’s Current Report on Form 8-K filed on April 28, 2005, is incorporated herein by reference.
*10	.11(b)	Form of Option Agreement under the Alleghany 2005 Directors’ Stock Plan, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.
*10	.11(c)	Amended and Restated Stock Unit Supplement to the Alleghany 2005 Directors’ Stock Plan, as amended.
*10	.12(a)	Employment Agreement, dated October 7, 2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.
*10	.12(b)	Restricted Stock Unit Matching Grant Agreement, dated October 7, 2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.
*10	.12(c)	Restricted Stock Award Agreement, dated December 31, 2004, between Alleghany and Weston M. Hicks, filed as Exhibit 10.11(d) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
*10	.13	Restricted Stock Award Agreement, dated as of December 21, 2004 between Alleghany and Roger B. Gorham, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 21, 2005, is incorporated herein by reference.
10	.14(a)	Credit Agreement, dated as of October 23, 2006, among Alleghany, the banks which are signatories thereto, Wachovia Bank, National Association as administrative agent for the banks (the “Credit Agreement”), filed as Exhibit 10.1(a) to Alleghany’s Current Report on Form 8-K filed on October 25, 2006, is incorporated herein by reference.
10	.14(b)	List of Contents of Exhibits and Schedules to the Credit Agreement, filed as Exhibit 10.1(b) to Alleghany’s to Alleghany’s Current Report on Form 8-K filed October 25, 2006, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.15(a)	Asset Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville Sales Corporation (the “Celite Asset Purchase Agreement”), filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.
10	.15(b)	List of Contents of Exhibits and Schedules to the Celite Asset Purchase Agreement, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.15(c)	Amendment No. 1 dated as of July 31, 1991 to the Celite Asset Purchase Agreement, filed as Exhibit 10.3 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.
10	.15(d)	Amendment No. 2 dated as of May 11, 2006 to the Celite Asset Purchase Agreement, filed as Exhibit 10.4 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.

Exhibit
Number		Description

10	.16(a)	Acquisition Agreement, dated as of June 6, 2003, by and between Royal Group, Inc. and AIHL (the “Resurgens Specialty Acquisition Agreement”), filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.16(b)	List of Contents of Exhibits and Schedules to the Resurgens Specialty Acquisition Agreement, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.17(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and RIC (the “Royal Indemnity Company Quota Share Reinsurance Agreement”), filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.17(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company Quota Share Reinsurance Agreement, filed as Exhibit 10.5 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.18(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal Surplus Lines Insurance Company and RIC (the “Royal Surplus Lines Insurance Company Quota Share Reinsurance Agreement”), filed as Exhibit 10.6 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.18(b)	List of Contents of Exhibits and Schedules to the Royal Surplus Lines Insurance Company Quota Share Reinsurance Agreement, filed as Exhibit 10.7 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.19(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Landmark and RIC (the “Landmark Quota Share Reinsurance Agreement”), filed as Exhibit 10.8 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.19(b)	List of Contents of Exhibits and Schedules to the Landmark Quota Share Reinsurance Agreement, filed as Exhibit 10.9 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.20(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Indemnity Company, Resurgens Specialty and RIC (the “Royal Indemnity Company Administrative Services Agreement”), filed as Exhibit 10.10 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.20(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company Administrative Services Agreement, filed as Exhibit 10.11 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.21(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Surplus Lines Insurance Company, Resurgens Specialty and RIC (the “Royal Surplus Lines Insurance Company Administrative Services Agreement”), filed as Exhibit 10.12 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

Exhibit
Number		Description

10	.21(b)	List of Contents of Exhibits and Schedules to the Royal Surplus Lines Insurance Company Administrative Services Agreement, filed as Exhibit 10.13 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.22(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Insurance Company of America, Resurgens Specialty and RIC (the “Royal Insurance Company of America Administrative Services Agreement”), filed as Exhibit 10.14 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.22(b)	List of Contents of Exhibits and Schedules to the Royal Insurance Company of America Administrative Services Agreement, filed as Exhibit 10.15 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.23(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Landmark, Resurgens Specialty and RIC (the “Landmark Administrative Services Agreement”), filed as Exhibit 10.16 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.23(b)	List of Contents of Exhibits and Schedules to the Landmark Administrative Services Agreement, filed as Exhibit 10.17 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10.24		Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Royal Indemnity Company Administrative Services Agreement), filed as Exhibit 10.21 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10.25		Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Royal Surplus Lines Insurance Company Administrative Services Agreement), filed as Exhibit 10.22 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10.26		Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Royal Insurance Company of America Administrative Services Agreement), filed as Exhibit 10.23 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10.27		Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Landmark Administrative Services Agreement), filed as Exhibit 10.24 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.28(a)	Stock Purchase Agreement, dated as of June 6, 2003, by and between AIHL and Guaranty National Insurance Company (the “Landmark Stock Purchase Agreement”), filed as Exhibit 10.42 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

Exhibit
Number		Description

10	.28(b)	List of Contents of Exhibits and Schedules to the Landmark Stock Purchase Agreement, filed as Exhibit 10.43 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.29(a)	RIC (Landmark) Quota Share Reinsurance Agreement, dated as of September 2, 2003, by and between Landmark and Royal Indemnity Company (the “Royal Indemnity Company (Landmark) Quota Share Reinsurance Agreement”), filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.
10	.29(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company (Landmark) Quota Share Reinsurance Agreement, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.30(a)	RIC (Landmark) Administrative Services Agreement, dated as of September 2, 2003, by and between Royal Indemnity Company and Landmark (the “Royal Indemnity Company (Landmark) Administrative Services Agreement”), filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.
10	.30(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company (Landmark) Administrative Services Agreement, filed as Exhibit 10.5 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.31(a)	Stock Purchase Agreement, dated as of May 19, 2005, by and among Imerys USA, Inc., Imerys, S.A. and Alleghany (the “Imerys Stock Purchase Agreement”), filed as Exhibit 10.1(a) to Alleghany’s Current Report on Form 8-K filed on May 23, 2005, is incorporated herein by reference.
10	.31(b)	List of Contents of Exhibits and Schedules to the Imerys Stock Purchase Agreement, filed as Exhibit 10.1(b) to Alleghany’s Current Report on Form 8-K filed on May 23, 2005, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10.32		Registration Rights Agreement dated as of May 18, 2006 by and between Darwin and AIHL, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on May 23, 2006, is incorporated herein by reference.
10.33		Master Agreement dated as of May 18, 2006 by and between Darwin and Alleghany, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on May 23, 2006, is incorporated herein by reference.
21		List of subsidiaries of Alleghany.
23		Consent of KPMG LLP, independent registered public accounting firm, to the incorporation by reference of its reports relating to the financial statements, the related schedules of Alleghany and subsidiaries and its attestation report.
31.1		Certification of the Chief Executive Officer of Alleghany pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer of Alleghany pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

32.1	Certification of the Chief Executive Officer of Alleghany pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Annual Report on Form 10-K.
32.2	Certification of the Chief Financial Officer of Alleghany pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Annual Report on Form 10-K.

*	Compensatory plan or arrangement.