Form 10-Q
period 2008-03-31
ALLEGHANY CORP /DE
filed 2008-05-06
CIK 775368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED MARCH 31, 2008

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
8,342,448 SHARES AS OF April 30, 2008

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
MARCH 31, 2008 AND 2007
(dollars in thousands, except share and per share amounts)
(unaudited)

	2008	2007

Revenues
Net premiums earned	$297,466	$271,571
Net investment income	41,341	45,169
Realized capital gains	74,712	50,141
Other income	136	8,725

Total revenues	413,655	375,606

Costs and expenses
Loss and loss adjustment expenses	155,195	122,604
Commissions, brokerage and other underwriting expenses	84,056	71,278
Other operating expenses	15,212	13,166
Corporate administration	9,948	8,004
Interest expense	226	723

Total costs and expenses	264,637	215,775

Earnings before income taxes and minority interest	149,018	159,831

Income taxes	43,615	51,056

Earnings before minority interest	105,403	108,775

Minority interest, net of tax	6,682	2,357

Net earnings	$98,721	$106,418

Changes in other comprehensive income
Change in unrealized gains, net of deferred taxes	$1,061	$27,273
Less: reclassification for gains realized in net earnings, net of taxes	(48,563)	(32,592)
Other	(5)	13

Comprehensive income	$51,214	$101,112

Net earnings	$98,721	$106,418
Preferred dividends	4,305	4,306

Net earnings available to common stockholders	$94,416	$102,112

Basic earnings per share of common stock *	$11.33	$12.32

Diluted earnings per share of common stock *	$10.57	$11.42

Dividends per share of common stock	*	*

Average number of outstanding shares of common stock **	8,329,657	8,288,807

*	Adjusted to reflect the common stock dividend declared in February 2008.

**	In February 2008 and 2007, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	March 31,
	2008	December 31,
	(unaudited)	2007

Assets
Investments
Available for sale securities at fair value:
Equity securities (cost: 2008 $678,773; 2007 $695,429)	$1,065,598	$1,180,092
Debt securities (cost: 2008 $3,043,531; 2007 $2,981,236)	3,081,689	3,010,378
Short-term investments	549,244	424,494

	4,696,531	4,614,964
Other invested assets	195,040	193,272

Total investments	4,891,571	4,808,236

Cash	52,253	65,115
Premium balances receivable	198,598	201,066
Reinsurance recoverables	993,767	967,533
Ceded unearned premium reserves	233,514	242,891
Deferred acquisition costs	89,305	89,437
Property and equipment at cost, net of accumulated depreciation and amortization	20,905	21,518
Goodwill and other intangibles, net of amortization	217,945	214,995
Current taxes receivable	—	2,646
Other assets	129,797	119,609

	$6,827,655	$6,733,046

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$2,680,776	$2,580,056
Unearned premiums	789,269	818,979
Reinsurance payable	86,033	78,379
Net deferred tax liabilities	27,467	57,733
Subsidiaries’ debt	5,000	5,000
Current taxes payable	43,045	—
Minority interest	105,971	99,135
Other liabilities	251,739	299,889

Total liabilities	3,989,300	3,939,171

Preferred stock (shares authorized: 2008 and 2007 — 1,132,000; issued and outstanding 2008 — 1,131,819; 2007 — 1,131,819)	299,480	299,480
Common stock (shares authorized: 2008 and 2007 — 22,000,000; issued and outstanding 2008 — 8,339,579; 2007 — 8,322,348)	8,176	8,159
Contributed capital	688,610	689,435
Accumulated other comprehensive income	281,125	328,632
Treasury stock, at cost (2008 — 5,334 shares; 2007 — none)	(1,811)	—
Retained earnings	1,562,775	1,468,169

Total stockholders’ equity	2,838,355	2,793,875

	$6,827,655	$6,733,046

Shares of Common Stock Outstanding *	8,334,245	8,322,348

*	Adjusted to reflect the common stock dividend declared in February 2008.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
MARCH 31, 2008 AND 2007
(dollars in thousands)
(unaudited)

	2008	2007

Cash flows from operating activities
Net earnings	$98,721	$106,418
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,085	2,269
Net realized capital (gains) losses	(74,712)	(50,141)
(Increase) decrease in other assets	4,747	495
(Increase) decrease in reinsurance receivable, net of reinsurance payable	(18,580)	44,558
(Increase) decrease in premium balances receivable	2,468	12,656
(Increase) decrease in ceded unearned premium reserves	9,377	18,856
(Increase) decrease in deferred acquisition costs	132	(1,684)
Increase (decrease) in other liabilities and current taxes	(12,348)	28,395
Increase (decrease) in unearned premiums	(29,710)	(34,560)
Increase (decrease) in losses and loss adjustment expenses	100,720	3,438

Net adjustments	(12,821)	24,282

Net cash provided by operating activities	85,900	130,700

Cash flows from investing activities
Purchase of investments	(354,989)	(319,724)
Sales of investments	272,111	76,091
Maturities of investments	117,693	55,664
Purchases of property and equipment	(455)	(1,005)
Net change in short-term investments	(125,439)	15,594
Acquisition of insurance companies, net of cash acquired	(2,639)	—
Other, net	1,072	(2,905)

Net cash (used in) provided by investing activities	(92,646)	(176,285)

Cash flows from financing activities
Treasury stock acquisitions	(1,811)	—
Principal payments on long-term debt	—	(80,000)
Decrease in notes receivable	—	91,535
Convertible preferred stock dividends paid	(4,305)	(4,306)
Tax benefit on stock options exercised	—	1,062
Other, net	—	2,222

Net cash provided by (used in) financing activities	(6,116)	10,513

Net (decrease) increase in cash	(12,862)	(35,072)
Cash at beginning of period	65,115	68,332

Cash at end of period	$52,253	$33,260

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$33	$506
Income taxes paid (refunds received)	$2,325	$1,390
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
Alleghany Corporation and Subsidiaries
1. Principles of Financial Statement Presentation
This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”) of Alleghany Corporation (“Alleghany”).
Alleghany, a Delaware corporation, is engaged in the property and casualty and surety insurance business through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”). AIHL’s insurance business is conducted through its wholly-owned subsidiaries RSUI Group, Inc. (“RSUI”), Capitol Transamerica Corporation and Platte River Insurance Company (collectively “CATA”) and AIHL’s majority-owned subsidiaries Employers Direct Corporation (“EDC”), of which AIHL owns approximately 98 percent and Darwin Professional Underwriters, Inc. (“Darwin”), of which AIHL owns approximately 55 percent. AIHL Re LLC (“AIHL Re”), a captive reinsurance subsidiary of AIHL, is available to provide reinsurance to Alleghany operating units and affiliates. In addition, Alleghany owns approximately 32.9 percent of the outstanding shares of common stock of Homesite Group Incorporated (“Homesite”), a national, full-service, mono-line provider of homeowners insurance, and this investment is reflected in Alleghany’s financial statements in other invested assets. Alleghany also owns and manages properties in the Sacramento, California region through its subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”) and conducts corporate investment and other activities at the parent level, including the holding of strategic equity investments. These strategic equity investments are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies.
The financial statements contained in this Report on Form 10-Q are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to a fair statement of results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.
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
Certain prior year amounts have been reclassified to conform to the 2008 presentation. In the 2007 second quarter, Alleghany determined that it had incorrectly classified operating payments made from its investing accounts as an investing cash flow activity in its consolidated statements of cash flows. These operating payment amounts should have been classified as outflows from operating activities. As a result, for the three-month period ended March 31, 2007, cash outflows in the amount of $11.6 million were reclassified from cash flows used in investing activities to cash flows used in operating activities. This correction is not material to Alleghany’s consolidated financial statements.
2. Recent Accounting Pronouncements
In September 2006, FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), was issued. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Alleghany has adopted the provisions of SFAS 157 as of January 1, 2008, and the implementation did not have a material impact on its results of operations and financial condition. See Note 7.
At its September 2006 meeting, the Emerging Issues Task Force reached a consensus with respect to Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This Issue addresses split-dollar life insurance, which is defined as an arrangement in which the employer and an employee share the cash surrender value and/or death benefits of the insurance policy. Additional information regarding this Issue can be found in Note 1.p. to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2007 10-K. Alleghany has adopted the provisions of this Issue as of January 1, 2008, and the implementation did not have a material impact on its results of operations and financial condition.
In February 2007, FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” was issued. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, at specified election dates, with unrealized gains and losses reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. Alleghany has adopted the provisions of this Statement as of January 1, 2008, and the implementation did not have any impact on its results of operations and financial condition.
In December 2007, FASB Statements No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), were issued. SFAS 141R replaces FASB Statement No. 141, “Business Combinations.” SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information regarding the nature and financial effect of the business combination. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. SFAS 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Alleghany will adopt SFAS 141R and SFAS 160 for all business combinations initiated after December 31, 2008. Alleghany will also reclassify its minority interest liabilities as a separate component of shareholders’ equity after December 31, 2008.

3. Earnings Per Share of Common Stock
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2008 and 2007 (in thousands, except share amounts):

	2008	2007

Net earnings	$98,721	$106,418
Preferred dividends	4,305	4,306

Income available to common stockholders for basic earnings per share	94,416	102,112
Preferred dividends	4,305	4,306
Effect of other dilutive securities	73	68

Income available to common stockholders for diluted earnings per share	$98,794	$106,486

Weighted average shares outstanding applicable to basic earnings per share	8,329,657	8,288,807
Preferred stock	997,969	998,023
Effect of other dilutive securities	20,993	40,459

Adjusted weighted average shares outstanding applicable to diluted earnings per share	9,348,619	9,327,289

Contingently issuable shares of 47,294 and 59,486 were potentially available during the 2008 and 2007 first quarters, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.
Earnings per share by quarter may not equal the amount for the full year due to rounding.
4. Commitments and Contingencies
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
(c) Asbestos and Environmental Exposure
AIHL’s reserve for unpaid losses and loss adjustment expenses includes $22.7 million of gross reserves and $22.6 million of net reserves at March 31, 2008 and $22.9 million of gross reserves and $22.7 million of net reserves at December 31, 2007, for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976. This subsidiary exited this business in 1976. Although Alleghany is unable at this time to determine whether additional reserves, which could have a material impact upon its results of operations, may be necessary in the future, Alleghany believes that CATA’s asbestos and environmental reserves are adequate at March 31, 2008. Additional information concerning CATA’s asbestos and environmental exposure can be found in Note 13 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2007 10-K.

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
The representations and warranties to which the Contract Indemnification applies survive for a two-year period (until July 14, 2007 with the exception of certain representations and warranties such as those related to environmental, real estate and tax matters, which survive for periods longer than two years) and generally, except for tax and certain other matters, apply only to aggregate losses in excess of $2.5 million, up to a maximum of approximately $123.0 million. The Stock Purchase Agreement provides that Alleghany has no responsibility for products liability claims arising in respect of events occurring after the closing, and that any products liability claims involving both pre-closing and post-closing periods will be apportioned on an equitable basis. Additional information concerning the Contract Indemnification and Products Liability Indemnification can be found in Note 13 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2007 10-K.
Based on Alleghany’s experience to date and other analyses, Alleghany established a $600 thousand reserve in connection with the Products Liability Indemnification for the Alleghany Period. Such reserve was $410 thousand at March 31, 2008.
(e) Equity Holdings Concentration
At March 31, 2008, Alleghany had a concentration of market risk in its available-for-sale equity securities portfolio of common stock of Burlington Northern Santa Fe Corporation (“Burlington Northern”), a railroad holding company, amounting to $368.9 million. During the first three months of 2008, Alleghany sold approximately 1.0 million shares of Burlington Northern common stock, resulting in a pre-tax gain of $78.1 million.
At March 31, 2008, Alleghany also had a concentration of market risk in its available-for-sale equity securities portfolio with respect to the common stock of certain energy sector businesses amounting to $321.4 million.
5. Segment of Business
Information related to Alleghany’s reportable segment is shown in the table below. Property and casualty insurance and surety operations are conducted by AIHL through its insurance operating units RSUI, CATA, EDC, and Darwin. In addition, AIHL Re is a wholly-owned subsidiary of AIHL that is available to provide reinsurance to Alleghany’s insurance operating units and affiliates.
Alleghany’s reportable segment is reported in a manner consistent with the way management evaluates the businesses. As such, insurance underwriting activities are evaluated separately from investment activities. Net realized capital gains are not considered relevant in evaluating investment performance on an annual basis. Segment accounting policies are the same as those described in Note 1 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2007 10-K.
The primary components of “corporate activities” are Alleghany Properties, AIHL’s investment in Homesite, corporate investment and other activities at the parent level, including strategic equity investments. Such strategic equity investments are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies.

	For the three months
	ended March 31,

(in millions)	2008	2007

Revenues:
AIHL insurance group:
Net premiums earned
RSUI	$177.9	$166.6
CATA	46.8	47.3
Darwin	52.0	40.0
EDC	20.6	—
AIHL Re	0.2	17.7

	297.5	271.6

Net investment income	37.6	37.1
Net realized capital gains (losses)	(3.4)	(5.8)
Other income	0.1	0.1

Total insurance group	331.8	303.0

Corporate activities:
Net investment income (1)	3.7	8.1
Net realized capital gains (2)	78.1	55.9
Other income	—	8.6

Total	$413.6	$375.6

Earnings before income taxes and minority interest:
AIHL insurance group:
Underwriting profit (loss) (3)
RSUI	$38.6	$50.3
CATA	4.2	7.0
Darwin	18.4	2.8
EDC	(3.1)	—
AIHL Re	0.2	17.6

	58.3	77.7

Net investment income	37.6	37.1
Net realized capital gains (losses)	(3.4)	(5.8)
Other income, less other expenses	(14.6)	(12.0)

Total insurance group	77.9	97.0

Corporate activities:
Net investment income (1)	3.7	8.1
Net realized capital gains (2)	78.1	55.9
Other income	—	8.6
Corporate administration and other expenses	10.6	9.1
Interest expense	0.2	0.7

Total	$149.0	$159.8

(1)	Includes ($0.2) million and $2.9 million for the three months ended March 31, 2008 and 2007, respectively, of Alleghany’s equity in earnings of Homesite, net of purchase accounting adjustments (See Note 16 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2007 10-K).

(2)	Principally reflects net realized capital gains from the sale of Burlington Northern common stock in the 2008 first quarter and 2007 first quarter.

(3)	Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or net realized capital gains. Underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses directly attributable to underwriting activities, whereas the remainder constitutes “other expenses.”
6. Reinsurance
As discussed in the 2007 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2008. RSUI has placed substantially all of its catastrophe reinsurance program for the 2008-2009 period. Under the new program, RSUI’s catastrophe reinsurance program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 33.15 percent co-participation by RSUI, in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5 percent co-participation by RSUI, in excess of $200.0 million. The renewed program is substantially similar to the expired program. In addition, RSUI’s property per risk reinsurance program for the 2008-2009 period provides RSUI with reinsurance for $90.0 million of losses in excess of $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance, which is substantially similar to the expired program. As discussed in Note 5(d) to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2007 10-K, RSUI reinsures its other lines of business through quota share treaties, except for professional liability lines where RSUI retains all of such business.
As discussed in Note 5(e) to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2007 10-K, Darwin reinsures all of its lines of business through a program consisting of a variety of excess of loss treaties. In April 2008, Darwin substantially completed the renewal of its main reinsurance program. For Darwin’s medical lines of business, the new program provides coverage for $15.0 million of losses, before a 15 percent co-participation by Darwin, in excess of a $1.0 million net retention. For Darwin’s non-medical lines of business, the new program provides coverage in three layers, with the ultimate premium varying depending upon the profitability of the business reinsured. The first layer covers all non-medical lines of business (other than (i) publicly traded, financial institutions and healthcare directors and officers liability and (ii) managed care and financial institutions errors and omissions liability) for $1.0 million of losses before a 25 percent co-participation by Darwin, in excess of a $1.0 million net retention. The second and third layers provide coverage for all covered non-medical lines of business, with the second layer providing coverage for $3.0 million of losses, before a 25 percent co-participation by Darwin, in excess of a $2.0 million net retention, and the third layer providing coverage for $15.0 million of losses, before a 15 percent co-participation by Darwin, in excess of $5.0 million. In addition to its main reinsurance program, Darwin has placed a number of specific excess of loss treaties covering classes of business where the underwriting has been delegated to a program manager, with Darwin’s net retentions varying from $0.35 million to $1.4 million.
AIHL Re and Homesite entered into a reinsurance agreement, effective April 1, 2007, whereby AIHL Re provided $20.0 million of excess-of-loss reinsurance coverage to Homesite under its catastrophe reinsurance program. This reinsurance coverage expired on March 31, 2008, and AIHL Re is not participating in Homesite’s catastrophe reinsurance program for the 2008-2009 period.
7. Fair Value of Financial Instruments
     The estimated carrying values and fair values of Alleghany’s financial instruments as of March 31, 2008 and December 31, 2007 are as follows (in millions):

	March 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Investments*	$4,710.6	$4,710.6	$4,626.3	$4,626.3
Liabilities
Subsidiaries’ debt**	$5.0	$5.0	$5.0	$5.0

*	For purposes of this table, investments include available-for-sale securities as well as investments in partnerships carried at fair value that are included in other invested assets. Investments exclude Alleghany’s investments in Homesite and partnerships that are accounted for under the equity-method, which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.

**	The carrying value of the subsidiaries’ debt is estimated to approximate fair value.
As previously noted, SFAS 157 was issued in September 2006 and adopted by Alleghany as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, SFAS 157 establishes a three-tiered hierarchy for inputs used in measuring fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing a financial instrument. Unobservable inputs are inputs that reflect one’s belief about the assumptions market participants would use in pricing a financial instrument based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	“Level 1” — Valuations are based on unadjusted quoted prices in active markets for identical, unrestricted assets. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these assets does not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. For Alleghany, assets utilizing Level 1 inputs generally include common stocks and U.S. Government debt securities, where valuations are based on quoted market prices.

•	“Level 2” — Valuations are based on quoted market prices where such markets are not deemed to be sufficiently “active.” In such circumstances, additional valuation metrics will be used which involve direct or indirect observable market inputs. For Alleghany, assets utilizing Level 2 inputs generally include debt securities other than debt issued by the U.S. Government, and preferred stocks. Third-party dealer quotes are typically used for these types of fixed income securities. In developing such quotes, dealers will use the terms of the security and market-based inputs. Terms of the security include coupon, maturity date, and any special provisions that may, for example, enable the investor, at his election, to redeem the security prior to its scheduled maturity date. Market-based inputs include the level of interest rates applicable to comparable securities in the market place and current credit rating(s) of the security.
•	“Level 3” — Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Valuation under Level 3 generally involves a significant degree of judgment. For Alleghany, assets utilizing Level 3 inputs include partnership investments carried at fair value. The fair value of Alleghany’s investments in partnerships carried at fair value is predicated on valuations of the underlying assets provided by general partner of the entity in which such investment was held. In developing their valuations, the general partner will often utilize third-party dealer quotes that include valuations based on unobservable market inputs.
The estimated fair values of Alleghany’s invested assets by balance sheet caption and level as of March 31, 2008 are as follows (in millions):

	Level 1	Level 2	Level 3	Total

Assets
Equity securities	$1,022.1	$43.5	$—	$1,065.6
Debt securities	171.4	2,890.3	20.0	3,081.7
Short-term investments	543.2	6.0	—	549.2
Other invested assets*	—	—	14.1	14.1

Investments (excluding Homesite)	$1,736.7	$2,939.8	$34.1	$4,710.6

*	The carrying value of partnership investments of $14.1 million increased by $2.7 million from the December 31, 2007 carrying value of $11.4 million, due principally to $2.0 million of additional investments and a net $0.7 million increase in estimated fair value during the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
     Readers are encouraged to review our Report on Form 10-K for the year ended December 31, 2007, or the “2007 10-K,” for a more complete description of our critical accounting estimates.
Business Overview
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
     The profitability of our insurance operating units is impacted by price competition. Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity, known as a soft market, followed by periods of high premium rates and shortages of underwriting capacity. Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. As discussed in more detail below, our insurance operating units experienced increased pricing competition in certain of their lines of business during 2006, this competitive environment continued and increased during 2007 and increased even more during the 2008 first quarter, resulting in a decrease in pricing over that time. The impact of this price competition cannot be fully quantified in advance, but it is possible that this price competition, to the extent the loss costs of our insurance operating units exceed premiums, could have a material adverse effect on the results of our insurance operating units in the future.
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
     The following discussion and analysis presents a review of our results for the three months ended March 31, 2008 and 2007. You should read this review in conjunction with the consolidated financial statements and other data presented in this Form 10-Q as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Risk Factors” contained in our 2007 10-K. Our results for the first three months of 2008 are not indicative of operating results in future periods.

Consolidated Results of Operations
     The following table summarizes our consolidated revenues, costs and expenses and earnings for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
(in thousands)	2008	2007

Revenues
Net premiums earned	$297,466	$271,571
Net investment income	41,341	45,169
Net realized capital gains	74,712	50,141
Other income	136	8,725

Total revenues	413,655	375,606

Costs and expenses
Loss and loss adjustment expenses	155,195	122,604
Commissions, brokerage and other underwriting expenses	84,056	71,278
Other operating expenses	15,212	13,166
Corporate administration	9,948	8,004
Interest expense	226	723

Total costs and expenses	264,637	215,775

Earnings before income taxes and minority interest	149,018	159,831
Income taxes	43,615	51,056

Earnings before minority interest	105,403	108,775
Minority interest, net of tax	6,682	2,357

Net earnings	$98,721	$106,418

Revenues:
AIHL	$331,848	$303,051
Corporate activities (1)	81,807	72,555

Earnings before income taxes and minority interest:
AIHL	$77,927	$97,039
Corporate activities (1)	71,091	62,792

(1)	Corporate activities consist of Alleghany Properties, Homesite and corporate activities at the parent level.
     Our earnings before income taxes and minority interest in the first three months of 2008 decreased from the corresponding 2007 period, primarily reflecting increases in loss and loss adjustment expenses and commissions, brokerage and other underwriting expenses as well as a decrease in other income, partially offset by an increase in net premiums earned and substantially higher net realized capital gains. The increase in loss and loss adjustment expenses and commissions, brokerage and other underwriting expenses primarily reflects the inclusion in the 2008 first quarter of EDC’s results and an increase in RSUI’s loss and loss adjustment expenses. The decrease in other income for the 2008 first quarter from the corresponding 2007 period primarily reflects a pre-tax gain of approximately $7.2 million realized in the 2007 first quarter on sales of real property by Alleghany Properties, compared with immaterial sales activity during the 2008 first quarter. The increase in net premiums earned primarily reflects growth at Darwin and the inclusion of EDC’s results. The increase in net realized capital gains in the first three months of 2008 primarily reflects increased sales of common stock of Burlington Northern Santa Fe Corporation, or “Burlington Northern” during the 2008 first quarter, compared with the corresponding 2007 period.
     The effective tax rate on net earnings before income taxes and minority interest was 29.3 percent for the 2008 first quarter, compared with 31.9 percent for the corresponding 2007 period, reflecting an increase in tax exempt income in the 2008 period.

     The increase in minority interest expense in the 2008 first quarter from the corresponding 2007 period reflects a substantial increase in earnings from Darwin.
AIHL Operating Unit Pre-Tax Results

(in millions, except ratios)
Three months ended March 31, 2008	RSUI	AIHL Re	CATA	EDC (1)	Darwin	AIHL

Gross premiums written	$255.1	$0.2	$47.8	$23.3	$80.0	$406.4
Net premiums written	$152.4	$0.2	$46.0	$21.1	$58.0	$277.7

Net premiums earned (2)	$177.9	$0.2	$46.8	$20.6	$52.0	$297.5
Loss and loss adjustment expenses	94.5	—	23.5	17.2	20.0	155.2
Underwriting expenses (3)	44.8	—	19.1	6.5	13.6	84.0

Underwriting profit (loss) (4)	$38.6	$0.2	$4.2	$(3.1)	$18.4	$58.3

Net investment income (2)						37.6
Net realized capital losses (2)						(3.4)
Other income (2)						0.1
Other expenses (3)						(14.7)

Earnings before income taxes and minority interest						$77.9

Loss ratio (5)	53.1%	—	50.2%	83.8%	38.4%	52.2%
Expense ratio (6)	25.2%	18.3%	40.9%	31.4%	26.3%	28.3%

Combined ratio (7)	78.3%	18.3%	91.1%	115.2%	64.7%	80.5%

Three months ended March 31, 2007

Gross premiums written	$288.9	—	$52.7	—	$74.3	$415.9
Net premiums written	$156.4	—	$50.6	—	$48.9	$255.9

Net premiums earned (2)	$166.6	$17.7	$47.3	—	$40.0	$271.6
Loss and loss adjustment expenses	76.4	—	20.7	—	25.5	122.6
Underwriting expenses (3)	39.9	0.1	19.6	—	11.7	71.3

Underwriting profit (4)	$50.3	$17.6	$7.0	—	$2.8	$77.7

Net investment income (2)						37.1
Net realized capital losses (2)						(5.8)
Other income (2)						0.1
Other expenses (3)						(12.1)

Earnings before income taxes and minority interest						$97.0

Loss ratio (5)	45.9%	—	43.8%	—	63.7%	45.1%
Expense ratio (6)	24.0%	0.3%	41.5%	—	29.1%	26.2%

Combined ratio (7)	69.9%	0.3%	85.3%	—	92.8%	71.3%

(1)	Includes the results of EDC, net of purchase accounting adjustments, commencing July 18, 2007. See Note 9 to the Notes to the Consolidated Financial Statements set forth in Item 8 of our 2007 10-K.

(2)	Represent components of total revenues.

(3)	Underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses directly attributable to underwriting activities, whereas the remainder constitutes other expenses.

(4)	Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or net realized capital gains. Underwriting profit does not replace net income determined in accordance with GAAP as a measure of profitability; rather, we believe that underwriting profit, which does not include net investment income and other income or net realized capital gains, enhances the understanding of AIHL’s insurance operating units’ operating results by highlighting net income attributable to their underwriting performance. With the addition of net investment income and other income and net realized capital gains, reported pre-tax net income (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting profit as an important measure in the overall evaluation of performance.

(5)	Loss and loss adjustment expenses divided by net premiums earned, all as determined in accordance with GAAP.

(6)	Underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.

(7)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on losses (including loss adjustment expenses) and underwriting expenses.

     Discussion of individual AIHL operating unit results follows, and AIHL investment results are discussed below under “Investments.”
RSUI
     The decrease in gross premiums written by RSUI in the 2008 first quarter from the corresponding 2007 period primarily reflects continuing and increasing pricing competition, particularly in RSUI’s general liability and property lines of business. RSUI’s net premiums earned in both property and casualty lines of business increased in the 2008 first quarter from the corresponding 2007 period. The increase in property premiums earned is due primarily to reduced reinsurance limits being purchased and reduced rates paid for catastrophe and per risk reinsurance coverage renewed at May 1, 2007. The increase in casualty premiums earned primarily reflects the growth of RSUI’s binding authority line of business which writes small, specialized coverages pursuant to underwriting authority arrangements with managing general agents.
     The increase in RSUI’s loss and loss adjustment expenses in the 2008 first quarter from the corresponding 2007 period primarily reflects higher property losses, including a single loss of approximately $10.0 million arising from a factory explosion. The increase in RSUI’s underwriting expenses in the 2008 first quarter from the corresponding 2007 period primarily reflects higher incurred commission expenses primarily resulting from the non-renewal of RSUI’s professional liability quota share reinsurance treaty which expired in April 2007, as well as lower ceding commissions on RSUI’s property surplus share reinsurance arrangements. RSUI’s 2008 first quarter underwriting profit decreased from the corresponding 2007 period, primarily reflecting an increase in property losses. Rates at RSUI in the 2008 first quarter, compared with the corresponding 2007 period, reflect overall industry trends of downward pricing as a result of increased competition, with decreased rates in all of RSUI’s lines of business.
     As discussed in our 2007 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2008. RSUI has placed substantially all of its catastrophe reinsurance program for the 2008-2009 period. Under the new program, RSUI’s catastrophe reinsurance program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 33.15 percent co-participation by RSUI, in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5 percent co-participation by RSUI, in excess of $200.0 million. The renewed program is substantially similar to the expired program. In addition, RSUI’s property per risk reinsurance program for the 2008-2009 period provides RSUI with reinsurance for $90.0 million of losses in excess of $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance, which is substantially similar to the expired program. As discussed in the 2007 10-K, RSUI reinsures its other lines of business through quota share treaties, except for professional liability lines where RSUI retains all of such business.

AIHL Re
     AIHL Re was formed in June 2006 as a captive reinsurance subsidiary of AIHL to provide catastrophe reinsurance coverage for AIHL’s insurance operating units and affiliates. AIHL Re and Homesite entered into a reinsurance agreement, effective April 1, 2007, whereby AIHL Re provided $20.0 million of excess-of-loss reinsurance coverage to Homesite under its catastrophe reinsurance program. This reinsurance coverage expired on March 31, 2008, and AIHL Re is not participating in Homesite’s catastrophe reinsurance program for the 2008-2009 period. In connection with the expiration of the agreement, the trust funds established to secure AIHL Re’s obligations to make payments to Homesite under such reinsurance agreement were dissolved and the $20.0 million in such funds was disbursed to AIHL Re in April 2008. AIHL Re’s underwriting profit in the 2008 first quarter reflects the absence of catastrophe losses during the period. AIHL Re’s underwriting profit in the 2007 first quarter reflects the absence of catastrophe losses during the period when AIHL Re was participating on RSUI’s catastrophe reinsurance program. AIHL Re’s participation on such RSUI catastrophe reinsurance program expired in April 2007.
CATA
     CATA’s net premiums earned in the 2008 first quarter decreased from the corresponding 2007 period, primarily reflecting continuing and increasing pricing competition in CATA’s property and casualty (including in excess and surplus markets) and commercial surety lines of business. The increase in loss and loss adjustment expenses in the 2008 first quarter from the corresponding 2007 period primarily reflects a net $1.5 million release of prior year loss reserves during the 2008 period, compared with a $3.4 million release of primarily casualty and surety prior year loss reserves during the 2007 period. The $1.5 million net reserve release during the 2008 first quarter reflects a release of primarily casualty and surety prior year loss reserves, partially offset by a strengthening of property prior year loss reserves. The increase in loss and loss adjustment expenses described above was the primary cause for the decrease in CATA’s underwriting profit in the 2008 first quarter from the corresponding 2007 period.
     Rates at CATA in the 2008 first quarter, compared with the corresponding 2007 period, reflect overall industry trends of downward pricing as a result of increased competition, with decreased rates in CATA’s property and casualty and commercial surety lines of business.
EDC
     AIHL’s results include the results of EDC, net of purchase accounting adjustments, commencing July 18, 2007. See Note 16 to the Notes to the Consolidated Financial Statements set forth in Item 8 of our 2007 10-K. EDC’s net premiums earned in the first three months of 2008 reflect increased competition and decreasing rates in its California workers’ compensation business. Loss and loss adjustment expenses in the first three months of 2008 reflect the exposure of EDC’s underlying book of business, relatively flat trends in loss costs and the favorable impact of reduced estimated unallocated loss adjustment expenses.
Darwin
     The increase in net premiums earned in the 2008 first quarter from the corresponding 2007 period primarily reflects an increase in gross premiums written as a result of growth in Darwin’s errors & omissions and medical malpractice lines of business, as well as a $3.7 million reduction in ceded premiums related to a release of prior year loss reserves during the 2008 first quarter. The decrease in loss and loss adjustment expenses in the 2008 first quarter from the corresponding 2007 period primarily reflects favorable loss emergence (resulting in a release in the 2008 first quarter of $11.7 million of prior year reserves, compared with a release of $0.8 million in the 2007 first quarter), partially offset by the impact of the increase in net premiums earned.
     The decrease in loss and loss adjustment expenses and increase in net premiums earned described above were the primary reasons for the increase in Darwin’s underwriting profit in the 2008 first quarter from the corresponding 2007 period. Darwin experienced increased competition and decreased rates across all of its lines of business during the 2008 first quarter, compared with the corresponding 2007 period.
     As discussed in the 2007 10-K, Darwin reinsures all of its lines of business through a program consisting of a variety of excess of loss treaties. In April 2008, Darwin substantially completed the renewal of its main reinsurance program. For Darwin’s medical lines of business, the new program provides coverage for $15.0 million of losses, before a 15 percent co-participation by Darwin, in excess of a $1.0 million net retention. For Darwin’s non-medical lines of business, the new program provides coverage in three layers, with the ultimate premium varying depending upon the profitability of the business reinsured. The first layer covers all non-medical lines of business (other than (i) publicly traded, financial institutions and healthcare directors and officers, or “D&O,” liability and (ii) managed care and financial institutions errors and omissions liability) for $1.0 million of losses before a 25 percent co-participation by Darwin, in excess of a $1.0 million net retention. The second and third layers provide coverage for all covered non-medical lines of business, with the second layer providing coverage for $3.0 million of losses, before a 25 percent co-participation by Darwin, in excess of a $2.0 million net retention, and the third layer providing coverage for $15.0 million of losses, before a 15 percent co-participation by Darwin, in excess of $5.0 million. In addition to its main reinsurance program, Darwin has placed a number of specific excess of loss treaties covering classes of business where the underwriting has been delegated to a program manager, with Darwin’s net retentions varying from $0.35 million to $1.4 million.
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

					Workers’
( in millions)	Property	Casualty(1)	CMP(2)	Surety	Comp(3)	All Other(4)	Total

At March 31, 2008
Gross loss and LAE reserves	$330.4	$1,986.5	$83.4	$22.6	$190.4	$67.5	$2,680.8

Reinsurance recoverables on unpaid losses	(132.1)	(771.4)	(3.3)	(1.3)	(10.1)	(43.9)	(962.1)

Net loss and LAE reserves	$198.3	$1,215.1	$80.1	$21.3	$180.3	$23.6	$1,718.7

At December 31, 2007
Gross loss and LAE reserves	$332.1	$1,883.6	$85.0	$20.6	$187.4	$71.4	$2,580.1

Reinsurance recoverables on unpaid losses	(126.4)	(732.3)	(1.1)	(0.3)	(8.8)	(46.4)	(915.3)

Net loss and LAE reserves	$205.7	$1,151.3	$83.9	$20.3	$178.6	$25.0	$1,664.8

(1)	Primarily consists of excess and umbrella, D&O liability, professional liability, general liability and medical malpractice liability.

(2)	Commercial multiple peril.

(3)	Workers’ compensation amounts include EDC, net of purchase accounting adjustments (See Note 16 to the Notes to the Consolidated Financial Statements set forth in Item 8 of our 2007 10-K). Such adjustments include a minor reduction of gross and net loss and LAE for acquisition-date discounting, as required under purchase accounting.

(4)	Primarily consists of loss and LAE reserves for discontinued lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees. The loss and LAE reserves are ceded 100 percent to the sellers. Additional information regarding the loss reserve guarantees can be found in Note 5 to the Notes to the Consolidated Financial Statements set forth in Item 8 of our 2007 10-K Report.
Changes in Loss and LAE Reserves between March 31, 2008 and December 31, 2007
     Gross Reserves. The increase in gross loss and LAE reserves at March 31, 2008 from December 31, 2007 primarily reflects increases in casualty gross loss and LAE reserves, partially offset by modest decreases in other gross loss and LAE reserves. The increase in casualty gross loss and LAE reserves primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior casualty accident years, primarily at RSUI and Darwin. The decrease in other reserves is due primarily to a reduction in loss reserves acquired in connection with prior acquisitions which are ceded 100 percent to the sellers.
     Net Reserves. The increase in net loss and LAE reserves at March 31, 2008 from December 31, 2007 primarily reflects increases in casualty net loss and LAE reserves, partially offset by modest decreases in property and CMP net loss and LAE reserves. The increase in casualty net loss and LAE reserves primarily reflects anticipated loss reserves on current accident year premiums earned and limited net paid loss activity for the current and prior casualty accident years, primarily at RSUI and Darwin. Such increases for Darwin were partially offset by an $11.7 million release of prior year reserves in the 2008 first quarter. The decrease in net property loss and LAE reserves is mainly due to loss payments made by RSUI on 2004 and 2005 hurricane related losses, principally Hurricane Katrina. The decrease in net CMP loss and LAE reserves is due to reduced premium volume and release of prior year reserves in the 2008 first quarter.

Reinsurance Recoverables
     At March 31, 2008, AIHL had total reinsurance recoverables of $993.8 million, consisting of $962.1 million of ceded outstanding losses and LAE and $31.7 million of recoverables on paid losses. Approximately 91.3 percent of AIHL’s reinsurance recoverables balance at March 31, 2008 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher.
Corporate Activities Results from Operations
     Corporate activities recorded a pre-tax gain of $71.1 million on revenues of $81.8 million in the 2008 first quarter, compared with a pre-tax gain of $62.8 million on revenues of $72.5 million in the corresponding 2007 period. The results for such 2008 and 2007 periods primarily reflect net realized capital gains at the parent level of $78.1 million and $55.9 million, respectively, resulting from the sale of approximately 1.0 million shares and approximately 0.8 million shares, respectively, of Burlington Northern common stock. In addition, the 2007 results also benefited from the sale by Alleghany Properties of certain real estate holdings during the first three months of 2007 which generated a pre-tax gain of approximately $7.2 million, compared with immaterial sales activity during the comparable 2008 period.
     The decrease in net investment income for corporate activities in the 2008 first quarter from the corresponding 2007 period reflects: (i) a loss of $0.2 million of our share of earnings in Homesite, net of purchase accounting adjustments, in the 2008 period, compared with a gain of $2.9 million in the 2007 period; (ii) a loss of $1.0 million from parent-level partnership investments in the 2008 period, compared with a minimal gain in the 2007 period; (iii) lower average investment yields during the first three months of 2008; and (iv) lower average fixed income assets during the 2008 first quarter due to capital contributions made by parent to AIHL in connection with AIHL’s acquisition of EDC in July 2007.
Investments
     On a consolidated basis, our invested asset portfolio was approximately $4.9 billion as of March 31, 2008, an increase of 1.7 percent from approximately $4.8 billion at December 31, 2007. At March 31, 2008, the average duration of our debt securities portfolio was 4.4 years, compared with 4.3 years at December 31, 2007.
     The invested asset portfolio generated net investment income of $41.3 million in the 2008 first quarter, of which $37.6 million was generated by AIHL and $3.7 million was generated by corporate activities. These amounts were $45.2 million, $37.1 million, and $8.1 million, respectively, for the corresponding 2007 period. The slight increase in AIHL’s net investment income in the 2008 first quarter compared with the corresponding 2007 period was due principally to the net positive effect from the acquisition of EDC and strong underwriting cash flow, largely offset by lower average investment yields during the 2008 first quarter.
     The sales within our invested asset portfolio generated net realized capital gains of $74.7 million in the 2008 first quarter, comprised of $3.4 million of net losses at AIHL and $78.1 million of net gains generated by corporate activities. These amounts were $50.1 million, ($5.8) million, and $55.9 million, respectively, for the comparable 2007 period. As noted above, the net realized capital gains for corporate activities in both the 2008 and 2007 periods were due primarily to the sale of Burlington Northern common stock. As of March 31, 2008, we held approximately 4.0 million shares of Burlington Northern common stock with an aggregate market value at that date of approximately $368.9 million. Net realized capital losses in the 2008 first quarter and the 2007 first quarter, respectively, consisted of $15.1 million and $6.6 million, respectively, of unrealized losses related to AIHL’s investment portfolio that were deemed to be other than temporary, partially offset by $11.7 million and $0.8 million, respectively, of net realized capital gains on the sale of securities by AIHL. The $15.1 million of unrealized losses relates to AIHL’s common stock holdings in the financial services sector, whereas the $6.6 million related to AIHL’s mortgage- and asset-backed bond holdings. As of March 31, 2008, our equity portfolio had a net unrealized gain of $386.8 million, comprised of gross unrealized gains of $442.6 million and gross unrealized losses of $55.8 million. As of December 31, 2007, the comparable figures were $484.7 million, $513.7 million and $29.0 million, respectively. As of March 31, 2008 and December 31, 2007, no equity security was in a continuous unrealized loss position for twelve months or more.
Financial Condition
     Stockholders’ equity increased to $2,838.4 million as of March 31, 2008, compared with $2,793.9 million as of December 31, 2007, representing an increase of 1.6 percent, due to net earnings in the first three months of 2008, partially offset by a net decrease in unrealized losses on our investment portfolio during the first three months of 2008.
     In February 2008, Alleghany announced that its Board of Directors had authorized the purchase of shares of Alleghany common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million. During the first quarter of 2008, we had purchased an aggregate of 5,334 shares of our common stock for approximately $1.8 million, at an average price per share of $339.50. As of March 31, 2008 and December 31, 2007, we had 8,334,245 and 8,322,348 shares of our common stock outstanding, respectively, adjusted to reflect the common stock dividend declared in February 2008 and payable in April 2008.
     We and our subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of its and their businesses, respectively.
Recent Accounting Pronouncements
     In September 2006, FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), was issued. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have adopted the provisions of SFAS 157 as of January 1, 2008, and the implementation did not have a material impact on our results of operations and financial condition. See Note 7.
     At its September 2006 meeting, the Emerging Issues Task Force reached a consensus with respect to Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This Issue addresses split-dollar life insurance, which is defined as an arrangement in which the employer and an employee share the cash surrender value and/or death benefits of the insurance policy. Additional information regarding this Issue can be found in Note 1.p. to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2007 10-K. We have adopted the provisions of this Issue as of January 1, 2008, and the implementation did not have a material impact on our results of operations and financial condition.

     In February 2007, FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” was issued. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, at specified election dates, with unrealized gains and losses reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We have adopted the provisions of this Statement as of January 1, 2008, and the implementation did not have any impact on our results of operations and financial condition.
     In December 2007, FASB Statements No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), were issued. SFAS 141R replaces FASB Statement No. 141, “Business Combinations.” SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information regarding the nature and financial effect of the business combination. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. SFAS 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We will adopt SFAS 141R and SFAS 160 for all business combinations initiated after December 31, 2008. We will also reclassify its minority interest liabilities as a separate component of shareholders’ equity after December 31, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, foreign currency exchange rates and commodity prices. The primary market risk related to our non-trading financial instruments is the risk of loss associated with adverse changes in interest rates.
     The table below presents a sensitivity analysis of our consolidated debt securities as of March 31, 2008. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates. In this sensitivity analysis model, we use fair values to measure its potential change, and a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical March 31, 2008 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding.
     Subsidiary debt as of March 31, 2008 of $5.0 million is not presented in the table below as it is not material to our analysis of sensitivity to interest rates given the amount and terms of this debt. See Note 7 to the Notes to the Consolidated Financial Statements set forth in Item 8 of our 2007 10-K for more information regarding such subsidiary debt.

At March 31, 2008 ( in millions)

Interest rate shifts	-300	-200	-100	0	100	200	300
Debt securities, fair value	$3,484.2	$3,351.0	$3,217.6	$3,081.7	$2,945.8	$2,813.3	$2,684.5
Estimated change in fair value	$402.5	$269.3	$135.9	—	$(135.9)	$(268.4)	$(397.2)
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
ITEM 4. CONTROLS AND PROCEDURES.
     We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, or “CEO,” and our chief financial officer, or “CFO,” of the effectiveness of design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q pursuant to Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, or “Exchange Act.” Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of that date to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the U.S. Securities and Exchange Commission’s rules and forms. Additionally, as of the end of the period covered by this report on Form 10-Q, there have been no changes in internal control over financial reporting during the period covered by this report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS.
     There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2007 10-K. Please refer to that section for disclosures regarding the risks and uncertainties related to our businesses.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     (c) Issuer Purchases of Equity Securities.
          The following table summarizes our common stock repurchases for the quarter ended March 31, 2008.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs (1)

January 1, 2008 through January 31, 2008	—	$—	—	—
February 1, 2008 through February 28, 20008	—	$—	—	—
March 1, 2008 through March 31, 2008	5,334	$339.50	5,334	$298,200,000

Total		$339.50	—	—

(1)	On February 26, 2008, we announced that our Board of Directors had authorized the purchase of shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million. As of March 31, 2008, we had purchased the number of shares set forth in the table for aggregate consideration of $1.8 million.
ITEM 6. EXHIBITS.

Exhibit
Number	Description

10.1	Letter Agreement, dated April 15, 2008, between Alleghany and Weston M. Hicks, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 21, 2008, is incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION Registrant
Date: May 6, 2008	/s/ Roger B. Gorham
Roger B. Gorham
Senior Vice President (and chief financial officer)