Form 10-Q
period 2008-06-30
ALLEGHANY CORP /DE
filed 2008-08-08
CIK 775368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED JUNE 30, 2008

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
8,345,911 SHARES AS OF AUGUST 1, 2008

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
JUNE 30, 2008 AND 2007
(dollars in thousands, except share and per share amounts)
(unaudited)

	2008	2007

Revenues
Net premiums earned	$240,238	$235,219
Net investment income	34,768	38,694
Realized capital (losses) gains	(21,783)	5,697
Other income	122	2,350

Total revenues	253,345	281,960

Costs and expenses
Loss and loss adjustment expenses	139,455	119,709
Commissions, brokerage and other underwriting expenses	72,542	60,506
Other operating expenses	12,302	12,840
Corporate administration	8,466	9,119
Interest expense	179	251

Total costs and expenses	232,944	202,425

Earnings from continuing operations, before income taxes	20,401	79,535

Income taxes	7,380	20,801

Earnings from continuing operations	13,021	58,734

Discontinued operations
Earnings from discontinued operations	10,662	6,134
Income taxes	3,248	1,928

Earnings from discontinued operations, net	7,414	4,206

Net earnings	$20,435	$62,940

Changes in other comprehensive income
Change in unrealized gains, net of deferred taxes	$22,370	30,461
Less: reclassification for gains realized in net earnings, net of taxes	14,159	(3,714)
Other	(3)	102

Comprehensive income	$56,961	$89,789

Net earnings	$20,435	$62,940
Preferred dividends	4,305	4,305

Net earnings available to common stockholders	$16,130	$58,635

Basic earnings per share of common stock *
Continuing operations	$1.04	$6.55
Discontinued operations	0.89	0.50

	$1.93	$7.05

Diluted earnings per share of common stock *
Continuing operations	$1.04	$6.30
Discontinued operations	0.89	0.45

	$1.93	$6.75

Dividends per share of common stock	*	*

Average number of outstanding shares of common stock **	8,340,901	8,312,967

*	Adjusted to reflect the common stock dividend declared in February 2008.

**	In February 2008 and 2007, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED
JUNE 30, 2008 AND 2007
(dollars in thousands, except share and per share amounts)
(unaudited)

	2008	2007

Revenues
Net premiums earned	$485,719	$466,793
Net investment income	70,040	78,624
Net realized capital gains	52,929	55,838
Other income	185	11,075

Total revenues	608,873	612,330

Costs and expenses
Loss and loss adjustment expenses	274,686	216,843
Commissions, brokerage and other underwriting expenses	142,951	120,119
Other operating expenses	24,033	25,429
Corporate administration	18,414	17,123
Interest expense	336	974

Total costs and expenses	460,420	380,488

Earnings from continuing operations, before income taxes	148,453	231,842

Income taxes	44,885	69,553

Earnings from continuing operations	103,568	162,289

Discontinued operations
Earnings from discontinued operations	22,196	10,264
Income taxes	6,608	3,195

Earnings from discontinued operations, net	15,588	7,069

Net earnings	$119,156	$169,358

Changes in other comprehensive income
Change in unrealized gains, net of deferred taxes	23,431	57,734
Less: reclassification for gains realized in net earnings (net of taxes)	(34,404)	(36,306)
Other	(8)	115

Comprehensive income	$108,175	$190,901

Net earnings	$119,156	$169,358
Preferred dividends	8,610	8,611

Net earnings available to common stockholders	$110,546	$160,747

Basic earnings per share of common stock *
Continuing operations	$11.39	$18.52
Discontinued operations	1.87	0.85

	$13.26	$19.37

Diluted earnings per share of common stock *
Continuing operations	$11.09	$17.43
Discontinued operations	1.67	0.76

	$12.76	$18.19

Dividends per share of common stock	*	*

Average number of outstanding shares of common stock **	8,335,426	8,299,807

*	Adjusted to reflect the common stock dividend declared in February 2008.

**	In February 2008 and 2007, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	June 30,
	2008	December 31,
	(unaudited)	2007

Assets
Investments
Available for sale securities at fair value:
Equity securities (cost: 2008 $623,304; 2007 $691,429)	$1,130,275	$1,176,412
Debt securities (cost: 2008 $2,609,636; 2007 $2,541,488)	2,599,222	2,564,717
Short-term investments	474,032	316,897

	4,203,529	4,058,026
Other invested assets	198,432	193,272

Total investments	4,401,961	4,251,298

Cash	29,724	57,646
Premium balances receivable	200,220	170,080
Reinsurance recoverables	1,034,738	1,018,673
Ceded unearned premium reserves	216,830	221,203
Deferred acquisition costs	77,731	75,623
Property and equipment at cost, net of accumulated depreciation and amortization	19,725	19,735
Goodwill and other intangibles, net of amortization	203,452	207,540
Current taxes receivable	17,519	4,116
Assets of discontinued operations	891,568	812,119
Other assets	115,888	104,079

	$7,209,356	$6,942,112

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$2,503,098	$2,379,701
Unearned premiums	688,649	699,409
Reinsurance payable	73,740	57,380
Net deferred tax liabilities	46,998	71,594
Liabilities of discontinued operations	720,228	653,869
Other liabilities	279,454	286,284

Total liabilities	4,312,167	4,148,237

Preferred stock (shares authorized: 2008 and 2007 - 1,132,000; issued and outstanding 2008 - 1,131,819; 2007 - 1,131,819)	299,480	299,480
Common stock (shares authorized: 2008 and 2007 - 22,000,000; issued and outstanding 2008 - 8,349,108; 2007 - 8,322,348)	8,349	8,159
Contributed capital	751,118	689,435
Accumulated other comprehensive income	317,651	328,632
Treasury stock, at cost (2008 - 5,395 shares; 2007 - none)	(1,839)	—
Retained earnings	1,522,430	1,468,169

Total stockholders’ equity	2,897,189	2,793,875

	$7,209,356	$6,942,112

Shares of Common Stock Outstanding *	8,343,713	8,322,348

*	Adjusted to reflect the common stock dividend declared in February 2008.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
JUNE 30, 2008 AND 2007
(dollars in thousands)
(unaudited)

	2008	2007

Cash flows from operating activities
Net earnings	$119,156	$169,358
Earnings from discontinued operations, net	15,588	7,069

Earnings from continuing operations	$103,568	$162,289

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	11,234	6,921
Net realized capital (gains) losses	(52,929)	(55,838)
(Increase) decrease in other assets	(13,103)	(11,031)
(Increase) decrease in reinsurance receivable, net of reinsurance payable	295	94,420
(Increase) decrease in premium balances receivable	(30,140)	(41,453)
(Increase) decrease in ceded unearned premium reserves	4,373	29,264
(Increase) decrease in deferred acquisition costs	(2,108)	(5,792)
Increase (decrease) in other liabilities and current taxes	(34,528)	(39,412)
Increase (decrease) in unearned premiums	(10,760)	(7,402)
Increase (decrease) in losses and loss adjustment expenses	123,397	(12,445)

Net adjustments	(4,269)	(42,768)

Net cash provided by operating activities from continuing operations	99,299	119,521
Net cash provided by operating activities from discontinued operations	65,182	54,654

Net cash provided by operating activities	164,481	174,175

Cash flows from investing activities
Purchase of investments	(621,148)	(557,754)
Sales of investments	441,822	399,117
Maturities of investments	220,855	139,044
Purchases of property and equipment	(2,646)	(1,688)
Net change in short-term investments	(158,930)	(121,342)
Other, net	(206)	(3,384)

Net cash provided by investing activities from continuing operations	(120,253)	(146,007)
Net cash provided by investing activities from discontinued operations	(66,211)	(75,650)

Net cash (used in) provided by investing activities	(186,464)	(221,657)

Cash flows from financing activities
Treasury stock acquisitions	(1,927)	—
Principal payments on long-term debt	—	(80,000)
Decrease in notes receivable	—	91,535
Convertible preferred stock dividends paid	(8,741)	(8,755)
Tax benefit on stock based compensation	2,330	1,062
Other, net	1,370	2,653

Net cash provided by (used in) financing activities	(6,968)	6,495

Cash flows of discontinued operations
Operating activities	(65,182)	(54,654)
Investing activities	66,211	75,650

Net cash provided by (used in) discontinued operations	1,029	20,996

Net cash provided by (used in) continuing operations	(27,922)	(19,991)
Cash at beginning of period	57,646	41,458

Cash at end of period	$29,724	$21,467

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$72	$506
Income taxes paid (refunds received)	$93,718	$132,524
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
Alleghany Corporation and Subsidiaries
1. Principles of Financial Statement Presentation
This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”), and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, of Alleghany Corporation (“Alleghany”).
Alleghany, a Delaware corporation, is engaged in the property and casualty and surety insurance business through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”). AIHL’s insurance business is conducted through its wholly-owned subsidiaries RSUI Group, Inc. (“RSUI”), Capitol Transamerica Corporation and Platte River Insurance Company (collectively “CATA”) and AIHL’s majority-owned subsidiary Employers Direct Corporation (“EDC”), of which AIHL owns approximately 98 percent. AIHL Re LLC (“AIHL Re”), a captive reinsurance subsidiary of AIHL, is available to provide reinsurance to Alleghany operating units and affiliates. In addition, Alleghany owns approximately 32.9 percent of the outstanding shares of common stock of Homesite Group Incorporated (“Homesite”), a national, full-service, mono-line provider of homeowners insurance, and this investment is reflected in Alleghany’s financial statements in other invested assets. Alleghany also owns and manages properties in the Sacramento, California region through its subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”) and conducts corporate investment and other activities at the parent level, including the holding of strategic equity investments. These strategic equity investments are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies.
On June 27, 2008, Darwin Professional Underwriters, Inc. (“Darwin”), of which AIHL owns approximately 55 percent, entered into a merger agreement with Allied World Assurance Company Holdings, Ltd. (“Allied World”), whereby Allied World will acquire all of the issued and outstanding shares of Darwin common stock for cash consideration of $32.00 per share. The transaction is subject to regulatory approvals and the consent of Darwin stockholders. As an inducement to Allied World to enter into the merger agreement, Alleghany entered into a voting agreement with Allied World pursuant to which Alleghany has agreed, subject to certain conditions, to vote a number of shares of its Darwin common stock equal to 40 percent of the issued and outstanding shares of common stock of Darwin in favor of the approval of the transaction. The transaction is expected to close in the fourth quarter of 2008. Upon closing of the transaction, Alleghany expects to receive aggregate proceeds of approximately $300 million in cash for AIHL’s 9,371,096 shares of Darwin common stock. Alleghany anticipates that the transaction will result in an after-tax gain of approximately $94 million, including approximately $9 million of gain deferred at the time of Darwin’s initial public offering in May 2006.
Alleghany has classified the operations of Darwin as “discontinued operations” in its consolidated financial statements for all periods presented. See Note 8 for historical financial information of these discontinued operations.
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
2. Recent Accounting Pronouncements
(a) Recently Adopted
In September 2006, FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), was issued. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Alleghany has adopted the provisions of SFAS 157 as of January 1, 2008, and the implementation did not have a material impact on its results of operations and financial condition. See Note 7.
(b) Future Application of Accounting Standards
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
3. Earnings Per Share of Common Stock
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2008 and 2007 (in millions, except share amounts):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Earnings from continuing operations	$13.0	$58.7	$103.6	$162.3
Earnings from discontinued operations	7.4	4.2	15.6	7.1

Net earnings	$20.4	$62.9	$119.2	$169.4
Preferred dividends	4.3	4.3	8.6	8.6

Income available to
common stockholders for basic earnings per share	16.1	58.6	$110.6	160.8
Preferred dividends	—	4.3	8.6	8.6
Effect of other dilutive securities	—	0.1	0.1	0.1

Income available to
common stockholders for diluted earnings per share	$16.1	$63.0	$119.3	$169.5

Weighted average shares
outstanding applicable to basic earnings per share	8,340,901	8,312,967	8,355,426	8,299,807
Preferred stock	—	997,998	997,969	997,998
Effect of other dilutive securities	—	24,825	20,302	20,328

Adjusted weighted average
shares outstanding applicable to diluted earnings per share	8,340,901	9,335,790	9,353,697	9,318,133

Contingently issuable shares of 48,506 and 61,355 were potentially available during 2008 and 2007, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.
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
(c) Asbestos and Environmental Exposure
AIHL’s reserve for unpaid losses and loss adjustment expenses includes $20.7 million of gross reserves and $20.6 million of net reserves at June 30, 2008 and $22.9 million of gross reserves and $22.7 million of net reserves at December 31, 2007, for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976. This subsidiary exited this business in 1976. Although Alleghany is unable at this time to determine whether additional reserves, which could have a material impact upon its results of operations, may be necessary in the future, Alleghany believes that CATA’s asbestos and environmental reserves are adequate at June 30, 2008. Additional information concerning CATA’s asbestos and environmental exposure can be found in Note 13 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2007 10-K.
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
Substantially all of the representations and warranties to which the Contract Indemnification applies survived until July 14, 2007, with the exception of certain representations and warranties such as those related to environmental, real estate and tax matters, which survive for longer periods and generally, except for tax and certain other matters, apply only to aggregate losses in excess of $2.5 million, up to a maximum of approximately $123.0 million. The Stock Purchase Agreement provides that Alleghany has no responsibility for products liability claims arising in respect of events occurring after the closing, and that any products liability claims involving both pre-closing and post-closing periods will be apportioned on an equitable basis. Additional information concerning the Contract Indemnification and Products Liability Indemnification can be found in Note 13 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2007 10-K.
Based on Alleghany’s experience to date and other analyses, Alleghany established a $600 thousand reserve in connection with the Products Liability Indemnification for the Alleghany Period. Such reserve was $400 thousand at June 30, 2008.
(e) Equity Holdings Concentration
At June 30, 2008, Alleghany had a concentration of market risk in its available-for-sale equity securities portfolio of common stock of Burlington Northern Santa Fe Corporation (“Burlington Northern”), a railroad holding company, amounting to $399.6 million. During the first quarter of 2008, Alleghany sold approximately 1.0 million shares of Burlington Northern common stock, resulting in a pre-tax gain of $78.1 million.
At June 30, 2008, Alleghany also had a concentration of market risk in its available-for-sale equity securities portfolio with respect to the common stock of certain energy sector businesses amounting to $417.3 million.

5. Segment of Business
Information related to Alleghany’s reportable segment is shown in the table below. Property and casualty and surety insurance operations are conducted by AIHL through its insurance operating units RSUI, CATA and EDC. Alleghany has classified the operations of Darwin as “discontinued operations” in its consolidated financial statements for all periods presented. See Notes 1 and 8. In addition, AIHL Re is a wholly-owned subsidiary of AIHL that is available to provide reinsurance to Alleghany’s insurance operating units and affiliates.
Alleghany’s reportable segment is reported in a manner consistent with the way management evaluates the businesses. As such, insurance underwriting activities are evaluated separately from investment activities. Net realized capital gains or losses are not considered relevant in evaluating investment performance on an annual basis. Segment accounting policies are the same as those described in Note 1 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2007 10-K.
The primary components of “corporate activities” are Alleghany Properties, AIHL’s investment in Homesite, and corporate investment and other activities at the parent level, including strategic equity investments. Such strategic equity investments are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2008		2007	2008		2007

Revenues:
AIHL insurance group:
Net premiums earned
RSUI	$174.2		$178.2	$352.0		$344.8
CATA	48.0		50.9	94.9		98.2
EDC	18.0			38.6		—
AIHL Re	—		6.1	0.2		23.8

	240.2		235.2	485.7		466.8

Net investment income	30.6		30.7	62.2		62.6
Net realized capital (losses) gains	(22.8	)(1)	5.7	(26.2	)(1)	—
Other income	0.1		0.2	0.2		0.3

Total insurance group	248.1		271.8	521.9		529.7

Corporate activities:
Net investment income (2)	4.2		8.0	7.9		16.0
Net realized capital gains	1.0		—	79.1	(3)	55.8	(3)
Other income	—		2.2	—		10.8

Total	$253.3		$282.0	$608.9		$612.3

Earnings from continuing operations, before income taxes:
AIHL insurance group:
Underwriting profit (loss)(4)
RSUI	$54.7		$41.5	$93.3		$91.7
CATA	3.5		7.4	7.7		14.4
EDC	(29.9	)(5)	—	(33.0	)(5)	—
AIHL Re	—		6.1	0.1		23.7

	28.3		55.0	68.1		129.8

Net investment income	30.6		30.7	62.2		62.6
Net realized capital (losses) gains	(22.8	)(1)	5.7	(26.2	)(1)	—
Other income, less other expenses	(11.5)		(12.0)	(22.5)		(23.4)

Total insurance group	24.6		79.4	81.6		169.0

Corporate activities:
Net investment income (2)	4.2		8.0	7.9		16.0
Net realized capital gains	1.0		—	79.1	(3)	55.8	(3)
Other income	—		2.2	—		10.8
Corporate administration and other expenses	9.2		9.8	19.8		18.8
Interest expense	0.2		0.3	0.3		1.0

Total	$20.4		$79.5	$148.5		$231.8

(1)	Primarily reflects impairment charges for unrealized losses related to AIHL’s investment portfolio that were deemed to be other than temporary, primarily in the 2008 second quarter.

(2)	Includes $1.2 million and $3.3 million of Alleghany’s equity in earnings of Homesite, net of purchase accounting adjustments, for the three months ended June 30, 2008 and 2007, respectively. The comparable figures for the six months ended June 30, 2008 and 2007 are $1.0 million and $6.2 million, respectively (See Note 16 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2007 10-K).

(3)	Primarily reflects net realized capital gains from the sale of shares of Burlington Northern common stock in the 2008 first quarter and 2007 first quarter.

(4)	Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or net realized capital gains. Underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses attributable to underwriting activities, whereas the remainder constitutes “other expenses.”

(5)	Reflects a significant increase to loss and loss adjustment expense reserves in the 2008 second quarter.

6. Reinsurance
As discussed in the 2007 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30. RSUI has placed all of its catastrophe reinsurance program for the 2008-2009 period. Under the 2008-2009 program, RSUI’s catastrophe reinsurance program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 33.15 percent co-participation by RSUI, in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5 percent co-participation by RSUI, in excess of $200.0 million. In addition, RSUI’s property per risk reinsurance program for the 2008-2009 period provides RSUI with coverage for $90.0 million of losses in excess of $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance.
RSUI reinsures its other lines of business through quota share treaties, except for professional liability and binding authority lines where RSUI retains all of such business. RSUI’s quota share reinsurance treaty for umbrella/excess renewed on June 1, 2008 and provides coverage for policies with limits up to $30.0 million, with RSUI ceding 35 percent of the premium and loss for policies with limits up to $15.0 million and ceding 67.5 percent of the premium and loss for policies with limits in excess of $15.0 million up to $30.0 million. RSUI’s directors and officers (“D&O”) liability line quota share reinsurance treaty renewed on July 1, 2008 and provides coverage for policies with limits up to $20.0 million, with RSUI ceding 35 percent of the premium and loss for all policies with limits up to $10.0 million and ceding 60 percent of the premium and loss for policies with limits in excess of $10.0 million up to $20.0 million.
7. Investments
(a) Fair Value
The estimated carrying values and fair values of Alleghany’s financial instruments as of June 30, 2008 and December 31, 2007 are as follows (in millions):

	June 30, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets
Investments (excluding equity-method investments)*	$4,222.6	$4,222.6	$4,069.3	$4,069.3

*	For purposes of this table, investments include available-for-sale securities as well as investments in partnerships carried at fair value that are included in other invested assets. Investments exclude Alleghany’s investment in Homesite and partnerships that are accounted for under the equity method which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.

As previously noted, SFAS 157 was issued in September 2006 and adopted by Alleghany as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, SFAS 157 establishes a three-tiered hierarchy for inputs used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing a financial instrument. Unobservable inputs are inputs that reflect management’s belief about the assumptions market participants would use in pricing a financial instrument based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	“Level 1” — Management’s valuations are based on unadjusted quoted prices in active markets for identical, unrestricted assets. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these assets does not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. For Alleghany, assets utilizing Level 1 inputs generally include common stocks and U.S. Government debt securities where valuations are based on quoted market prices.

•	“Level 2” — Management’s valuations are based on quoted market prices where such markets are not deemed to be sufficiently “active.” In such circumstances, additional valuation metrics will be used which involve direct or indirect observable market inputs. For Alleghany, assets utilizing Level 2 inputs generally include debt securities other than debt issued by the U.S. Government and preferred stocks. Third-party dealer quotes typically constitute a significant input in management’s determination of the fair value of these types of fixed income securities. In developing such quotes, dealers will use the terms of the security and market-based inputs. Terms of the security include coupon, maturity date, and any special provisions that may, for example, enable the investor, at his election, to redeem the security prior to its scheduled maturity date. Market-based inputs include the level of interest rates applicable to comparable securities in the market place and current credit rating(s) of the security.

•	“Level 3” — Management’s valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Valuation under Level 3 generally involves a significant degree of judgment on the part of management. For Alleghany, assets utilizing Level 3 inputs are primarily limited to partnership investments. Quotes from the third-party general partner of the entity in which such investment was held, which will often be based on unobservable market inputs, constitute the primary input in management’s determination of the fair value.
The estimated fair values of Alleghany’s invested assets by balance sheet caption and level as of June 30, 2008 are as follows (in millions):

	Level 1	Level 2	Level 3	Total

Assets
Equity securities	$1,084.0	$46.3	$—	$1,130.3
Debt securities	149.4	2,442.1	7.7	2,599.2
Short-term investments	328.1	145.9	—	474.0
Other invested assets*	—	—	19.1	19.1

Investments (excluding equity-method investments)	$1,561.5	$2,634.3	$26.8	$4,222.6

*	The carrying value of partnership investments of $19.1 million increased by $7.7 million from the December 31, 2007 carrying value of $11.4 million, due principally to additional investments.
(b) Equity Securities
Net realized capital gains of $52.9 million for the first six months of 2008 included $62.7 million of impairment charges related to unrealized losses in Alleghany’s equity portfolio that were deemed to be other than temporary and, as such, are required to be charged against earnings. The $62.7 million of impairment charges (of which $47.6 million was incurred in the second quarter of 2008) relates to equity holdings primarily in the energy (refinery) and financial services sectors. The $62.7 million charge was primarily due to the severity of the declines in fair value of such securities relative to cost as of June 30, 2008. As of June 30, 2008 and December 31, 2007, no equity security was in a continuous unrealized loss position for twelve months or more.
After adjusting the cost basis of equity securities for the recognition of $62.7 million of unrealized losses through impairment charges, the following is information regarding unrealized gain (loss), before tax, on Alleghany’s equity securities:

(in millions)	At June 30, 2008	At December 31, 2007
Gross unrealized gain	$521.4	$513.7
Gross unrealized (loss)	(14.4)	(28.7)

Net unrealized gain	$507.0	$485.0
8. Discontinued Operations
Alleghany has classified the operations of Darwin as “discontinued operations” in its consolidated financial statements for all periods presented. Historical balance sheet information related to these discontinued operations, as included in Alleghany’s consolidated financial statements, is set forth in the following table (in millions):

	June 30, 2008	December 31, 2007
Assets
Available for sale securities at fair value	$572.5	$449.4
Short term investments	47.8	107.6
Cash	6.4	7.5
Reinsurance recoverables	148.6	136.4
Ceded unearned premium reserves	44.2	43.2
Other	72.1	68.0

	$891.6	$812.1

Liabilities
Losses and loss adjustment expenses	426.1	387.9
Unearned premiums	144.3	141.1
Debt	5.0	5.0
Other	38.2	23.9
Minority interest (carried at the AIHL level)	106.6	95.9

	720.2	653.8
Alleghany Equity
Alleghany’s investment in Darwin	171.4	158.3

	$891.6	$812.1
Alleghany’s investment in Darwin excludes the portion of Darwin’s stockholders’ equity that is attributable to common stockholders other than Alleghany.
Historical information related to the results of operations of the discontinued operations, as included in Alleghany’s consolidated financial statements, is set forth in the following table (in millions):

	Six months ended
	June 30, 2008	June 30, 2007
Revenues
Net premiums earned	$106.9	$86.4
Net investment income	12.0	10.7
Net realized capital gains	(0.6)	—
Other income	(0.1)	—

	118.2	97.1

Costs and expenses
Losses and loss adjustment expenses	40.6	50.7
Commission, brokerage and other underwriting expenses	30.4	24.8
Other operating expenses	6.9	2.8

	77.9	78.3

Earnings before income taxes and minority interest	40.3	18.8

Income taxes	12.0	5.8

Earnings before minority interest	28.3	13.0

Minority interest (carried at the AIHL-level)	12.7	5.9

Net earnings	$15.6	$7.1

Net earnings during the 2008 period include a $23.2 million release of prior accident year loss reserves ($15.1 million after tax and before minority interest), reflecting favorable loss emergence.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     References to the “Company,” “Alleghany,” “we,” “us,” and “our” in Items 2, 3 and 4 of Part I, as well as in Part II, of this Form 10-Q refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. “AIHL” refers to our insurance holding company subsidiary Alleghany Insurance Holdings LLC. “RSUI” refers to our subsidiary RSUI Group, Inc. and its subsidiaries. “AIHL Re” refers to our subsidiary AIHL Re LLC. “CATA” refers to our subsidiary Capitol Transamerica Corporation and its subsidiaries and also includes the results and operations of Platte River Insurance Company unless the context otherwise requires. “EDC” refers to our subsidiary Employers Direct Corporation and its subsidiaries. Unless the context otherwise requires, references to AIHL include the operations of RSUI, CATA, EDC and AIHL Re. “Alleghany Properties” refers to our subsidiary Alleghany Properties Holdings LLC and its subsidiaries.
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
•	significant weather-related or other natural or human-made catastrophes and disasters;

•	the cyclical nature of the property and casualty industry;

•	changes in market prices of our significant equity investments and changes in value of our fixed income portfolio;

•	the long-tail and potentially volatile nature of certain casualty lines of business written by our insurance operating units;

•	the cost and availability of reinsurance;

•	exposure to terrorist acts;

•	the willingness and ability of our insurance operating units’ reinsurers to pay reinsurance recoverables owed to our insurance operating units;

•	changes in the ratings assigned to our insurance operating units;

•	claims development and the process of estimating reserves;

•	legal and regulatory changes;

•	the uncertain nature of damage theories and loss amounts;

•	increases in the levels of risk retention by our insurance operating units; and

•	adverse loss development for events insured by our insurance operating units in either the current year or prior year.
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
     The profitability of our insurance operating units, and as a result, our profitability, is primarily impacted by the adequacy of premium rates, as well as the cost of reinsurance, level of catastrophe losses, intensity of competition and investment returns. The ultimate adequacy of premium rates is not known with certainty at the time property casualty insurance policies are issued because premiums are determined before claims are reported. The adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters, regulatory measures and court decisions that define and expand the extent of coverage and the effects of economic inflation on the amount of compensation due for injuries or losses.

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
     Catastrophe losses, or the absence thereof, have also had a significant impact on our results. For example, pre-tax catastrophe losses, net of reinsurance and reinsurance reinstatement premiums, at our insurance operating units were $48.9 million in 2007, $18.0 million in 2006 and $330.8 million in 2005. Pre-tax catastrophe losses, net of reinsurance and reinsurance reinstatement premiums, at our insurance operating units were $20.0 million for the first six months of 2008, compared with $33.0 million for the first six months of 2007. The incidence and severity of catastrophes in any short period of time are inherently unpredictable. Catastrophes can cause losses in a variety of our property and casualty lines, and most of our past catastrophe-related claims have resulted from severe storms. Although we experienced minimal catastrophe losses in 2006, 2007 and 2008 to date, it is possible that a catastrophic event or multiple catastrophic events could produce significant losses and have a material adverse effect on our financial condition and results of operations in the future.
     The profitability of our insurance operating units is also impacted by price competition. Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity, followed by periods of high premium rates and shortages of underwriting capacity. Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. As discussed in more detail below, our insurance operating units experienced increased price competition in certain of their lines of business during 2006. This competitive environment continued and increased during 2007 and continued to increase during the first six months of 2008, resulting in a decrease in pricing over that time. The impact of this price competition cannot be fully quantified in advance, but it is possible that this price competition, to the extent the loss costs of our insurance operating units exceed premiums, could have a material adverse effect on the results of our insurance operating units in the future.
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
     The following discussion and analysis presents a review of our results for the three and six months ended June 30, 2008 and 2007. You should read this review in conjunction with the consolidated financial statements and other data presented in this Form 10-Q as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Risk Factors” contained in our 2007 10-K and our Report on Form 10-Q for the quarter ended March 31, 2008. Our results for the first six months of 2008 are not indicative of operating results in future periods.

Consolidated Results of Operations
     The following table summarizes our consolidated revenues, costs and expenses and earnings for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007

Revenues
Net premiums earned	$240.2	$235.2	$485.7	$466.8
Net investment income	34.8	38.7	70.1	78.6
Net realized capital (losses) gains	(21.8)	5.7	52.9	55.8
Other income	0.1	2.4	0.2	11.1

Total revenues	$253.3	$282.0	$608.9	$612.3

Costs and expenses
Loss and loss adjustment expenses	$139.4	$119.7	$274.7	$216.9
Commissions, brokerage and other underwriting expenses	72.5	60.5	143.0	120.1
Other operating expenses	12.3	12.9	24.0	25.4
Corporate administration	8.5	9.1	18.4	17.1
Interest expense	0.2	0.3	0.3	1.0

Total costs and expenses	232.9	202.5	460.4	380.5

Earnings from continuing operations, before income taxes	20.4	79.5	148.5	231.8
Income taxes	7.4	20.8	44.9	69.5

Earnings from continuing operations	13.0	58.7	103.6	162.3
Discontinued operations
Operations	10.7	6.1	22.2	10.3
Income taxes	3.3	1.9	6.6	3.2

Earnings from discontinued operations, net of tax	7.4	4.2	15.6	7.1

Net earnings	$20.4	$62.9	$119.2	$169.4

Revenues:
AIHL	$248.1	$271.8	$521.9	$529.7
Corporate activities*	5.2	10.1	87.0	82.6

Earnings (loss) from continuing operations, before income taxes:
AIHL	$24.6	$79.4	$81.6	169.0
Corporate activities*	(4.2)	0.1	66.9	62.8

*	Corporate activities consist of Alleghany Properties, Homesite and corporate activities at the parent level.
     Our earnings from continuing operations before income taxes in the second quarter and first six months of 2008 decreased from the corresponding 2007 periods, primarily reflecting increases in loss and loss adjustment expenses and commissions, brokerage and other underwriting expenses as well as a decrease in other income and net investment income, partially offset by an increase in net premiums earned. Discontinued operations consist of the operations of Darwin Professional Underwriters, Inc., or “Darwin.” Additional information regarding the results of discontinued operations can be found in “Financial Condition” as well as Note 8 to the Consolidated Financial Statements included in this report on Form 10-Q.
     The increase in loss and loss adjustment expenses and commissions, brokerage and other underwriting expenses primarily reflects the inclusion of EDC’s results in the first six months of 2008, which include a $24.7 million reserve increase in the second quarter of 2008 for the current and prior accident years. In addition, RSUI’s results included a net $16.7 million release of prior accident year loss reserves in the second quarter of 2008. Additional information regarding these reserving actions and other items can be found in the discussion of AIHL’s operating unit results from continuing operations on pages 17 through 22 herein. The decrease in other income for the first six months of 2008 from the corresponding 2007 period primarily reflects a pre-tax gain of approximately $7.2 million realized in the 2007 first quarter on sales of real property by Alleghany Properties, compared with immaterial sales activity during the first six months of 2008. The decrease in net investment income for the second quarter and first six months of 2008 from the corresponding 2007 period was principally due to lower average investment yields on our fixed income portfolio during the second quarter and first six months of 2008. The increase in net premiums earned primarily reflects the inclusion of EDC’s results in the first six months of 2008.
     Net realized capital gains in the first six months of 2008 and 2007 primarily reflects sales by parent of common stock of Burlington Northern Santa Fe Corporation, or “Burlington Northern,” during the 2008 first quarter and 2007 first quarter. Net realized capital gains in the first six months of 2008 were partially offset by $62.7 million of unrealized losses recognized as impairment charges in the 2008 second quarter that are primarily related to energy (refinery) and financial service sector equity holdings of AIHL that were deemed to be other than temporary and, as such, are required to be charged against earnings, partially offset by $36.5 million of net realized capital gains on the sale of securities by AIHL. Additional information regarding our investments can be found in on pages 28 and 29 herein.
     The effective tax rate on earnings from continuing operations before income taxes was 30.2 percent for the first six months of 2008, compared with 30.0 percent for the corresponding 2007 period.

AIHL Operating Unit Pre-Tax Results from Continuing Operations

(in millions, except ratios)	RSUI	AIHL Re	CATA	EDC (1)	AIHL
Three months ended June 30, 2008

Gross premiums written	$314.4	—	$56.9	$19.7	$391.0
Net premiums written	192.1	—	49.2	18.9	260.2

Net premiums earned (2)	$174.2	—	$48.0	$18.0	$240.2
Loss and loss adjustment expenses	76.1	—	23.9	39.4	139.4
Commission, brokerage and other underwriting expenses (3)	43.4	—	20.6	8.5	72.5

Underwriting profit (loss) (4)	$54.7	—	$3.5	$(29.9)	$28.3

Net investment income (2)					30.6
Net realized capital losses (2)					(22.8)
Other income (2)					0.1
Other expenses (3)					(11.6)

Earnings from continuing operations before income taxes					$24.6

Loss ratio (5)	43.7%	—	49.8%	218.2%	58.0%
Expense ratio (6)	24.9%	—	43.0%	47.3%	30.2%

Combined ratio (7)	68.6%	—	92.8%	265.5%	88.2%

Three months ended June 30, 2007

Gross premiums written	$371.0	$0.4	$71.2	—	$442.6
Net premiums written	224.0	1.4	56.3	—	281.7

Net premiums earned (2)	$178.2	$6.1	$50.9	—	$235.2
Loss and loss adjustment expenses	97.3	—	22.4	—	119.7
Commission, brokerage and other underwriting expenses (3)	39.4	—	21.1	—	60.5

Underwriting profit (4)	$41.5	$6.1	$7.4	—	$55.0

Net investment income (2)					30.7
Net realized capital gains (2)					5.7
Other income (2)					0.2
Other expenses (3)					(12.2)

Earnings from continuing operations before income taxes					$79.4

Loss ratio (5)	54.6%	—	44.0%	—	50.9%
Expense ratio (6)	22.1%	0.8%	41.4%	—	25.7%

Combined ratio (7)	76.7%	0.8%	85.4%	—	76.6%

AIHL Operating Unit Pre-Tax Results from Continuing Operations

(in millions, except ratios)	RSUI	AIHL Re	CATA	EDC (1)	AIHL
Six months ended June 30, 2008

Gross premiums written	$569.5	$0.2	$112.1	$43.0	$724.8
Net premiums written	344.5	0.2	95.2	40.0	479.9

Net premiums earned (2)	$352.0	$0.2	$94.9	$38.6	$485.7
Loss and loss adjustment expenses	170.6	—	47.4	56.6	274.6
Commission, brokerage and other underwriting expenses (3)	88.1	0.1	39.8	15.0	143.0

Underwriting profit (loss) (4)	$93.3	$0.1	$7.7	$(33.0)	$68.1

Net investment income (2)					62.2
Net realized capital losses (2)					(26.2)
Other income (2)					0.2
Other expenses (3)					(22.7)

Earnings from continuing operations before income taxes					$81.6

Loss ratio (5)	48.5%	—	50.0%	146.6%	56.6%
Expense ratio (6)	25.0%	28.4%	41.9%	38.8%	29.4%

Combined ratio (7)	73.5%	28.4%	91.9%	185.4%	86.0%

Six months ended June 30, 2007

Gross premiums written	$659.9	$0.4	$135.2	—	$795.5
Net premiums written	380.4	1.4	106.8	—	488.6

Net premiums earned (2)	$344.8	$23.8	$98.2	—	$466.8
Loss and loss adjustment expenses	173.8	—	43.1	—	216.9
Commission, brokerage and other underwriting expenses (3)	79.3	0.1	40.7	—	120.1

Underwriting profit (4)	$91.7	$23.7	$14.4	—	$129.8

Net investment income (2)					62.6
Net realized capital losses (2)					—
Other income (2)					0.3
Other expenses (3)					(23.7)

Earnings from continuing operations before income taxes					$169.0

Loss ratio (5)	50.4%	—	43.9%	—	46.5%
Expense ratio (6)	23.0%	0.4%	41.4%	—	25.7%

Combined ratio (7)	73.4%	0.4%	85.3%	—	72.2%

(1)	Includes the results of EDC, net of purchase accounting adjustments, commencing July 18, 2007. See Note 9 to the Notes to the Consolidated Financial Statements set forth in Item 8 of our 2007 10-K.

(2)	Represent components of total revenues.

(3)	Commission, brokerage and other underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses attributable to underwriting activities, whereas the remainder constitutes other expenses.

(4)	Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or net realized capital gains. Underwriting profit does not replace net income determined in accordance with GAAP as a measure of profitability; rather, we believe that underwriting profit, which does not include net investment income and other income or net realized capital gains, enhances the understanding of AIHL’s insurance operating units’ operating results by highlighting net income attributable to their underwriting performance. With the addition of net investment income and other income and net realized capital gains, reported pre-tax net income (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting profit as an important measure in the overall evaluation of performance.

(5)	Loss and loss adjustment expenses divided by net premiums earned, all as determined in accordance with GAAP.

(6)	Underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.

(7)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on losses (including loss adjustment expenses) and underwriting expenses.

     Discussion of individual AIHL operating unit results follows, and AIHL investment results are discussed below under “Investments.”
RSUI
     The decrease in gross premiums written by RSUI in the first six months of 2008 from the corresponding 2007 period primarily reflects continuing and increasing price competition, particularly in RSUI’s general liability and property lines of business. RSUI’s net premiums earned increased slightly in the first six months of 2008 from the corresponding 2007 period in the casualty lines of business, partially offset by the property line of business. The increase in casualty premiums earned primarily reflects the growth of RSUI’s binding authority line of business which writes small, specialized coverages pursuant to underwriting authority arrangements with managing general agents, and the non-renewal of a professional liability quota share reinsurance treaty, which expired on April 1, 2007. The decrease in property premiums earned is due to substantially lower premium writings, partially offset by reduced reinsurance limits being purchased and reduced rates paid for catastrophe and per risk reinsurance coverage renewed at May 1, 2007.
     The decrease in loss and loss adjustment expenses in the first six months of 2008 from the corresponding 2007 period is due primarily to adjustments to prior accident year reserves, partially offset by higher property losses. Loss and loss adjustment expenses for the first six months of 2008 reflect a net $16.7 million release of prior accident year loss reserves, compared with a $17.8 million net reserve increase of prior accident year loss reserves during the corresponding 2007 period. The net $16.7 million release during the 2008 second quarter consists of a net reserve release of $21.7 million for the casualty lines of business, partially offset by $5.0 million increase in estimated losses and loss adjustment expenses related to Hurricane Katrina after reinsurance. The $21.7 million net casualty reserve release reflects favorable loss emergence in the 2003, 2004 and 2005 accident years for the D&O liability, professional liability and general liability lines of business. Such reduction did not impact the assumptions used in estimating RSUI’s loss and loss adjustment expense liabilities for business earned in 2008. The $17.8 million net reserve increase during the first six months of 2007 reflects an increase in estimated losses and loss adjustment expenses related to Hurricane Katrina in the amount of $30.9 million after reinsurance, partially offset by an aggregate $13.1 million decrease in reserves reflecting favorable loss emergence in the 2003 and 2004 accident years for the professional liability and D&O liability lines of business. Loss and loss adjustment expenses in the first six months of 2008 included a single net loss of approximately $10.0 million arising from a factory explosion in the 2008 first quarter, and higher levels of catastrophe losses related to floods and tornados. The decrease in loss and loss adjustment expenses described above was the primary cause for the increase in RSUI’s underwriting profit in the first six months of 2008 from the corresponding 2007 period.
     The increase in RSUI’s underwriting expenses in the first six months of 2008 from the corresponding 2007 period primarily reflects higher net incurred commission expenses primarily resulting from higher property commission rates in 2008, partially offset by higher ceding commissions on RSUI’s property surplus share reinsurance arrangements.
     Rates at RSUI in the first six months of 2008, compared with the corresponding 2007 period, reflect overall industry trends of downward pricing as a result of increased competition, with decreased rates in all of RSUI’s lines of business. RSUI is also seeing fewer opportunities to write business, as a more competitive market causes less business to flow into the wholesale marketplace in which RSUI operates.
     As discussed in the 2007 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30. RSUI has placed all of its catastrophe reinsurance program for the 2008-2009 period. Under the 2008-2009 program, RSUI’s catastrophe reinsurance program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 33.15 percent co-participation by RSUI, in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5 percent co-participation by RSUI, in excess of $200.0 million. In addition, RSUI’s property per risk reinsurance program for the 2008-2009 period provides RSUI with coverage for $90.0 million of losses in excess of $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance.
     RSUI reinsures its other lines of business through quota share treaties, except for professional liability and binding authority lines where RSUI retains all of such business. RSUI’s quota share reinsurance treaty for umbrella/excess renewed on June 1, 2008 and provides coverage for policies with limits up to $30.0 million, with RSUI ceding 35 percent of the premium and loss for policies with limits up to $15.0 million and ceding 67.5 percent of the premium and loss for policies with limits in excess of $15.0 million up to $30.0 million. RSUI’s directors and officers (“D&O”) liability line quota share reinsurance treaty renewed on July 1, 2008 and provides coverage for policies with limits up to $20.0 million, with RSUI ceding 35 percent of the premium and loss for all policies with limits up to $10.0 million and ceding 60 percent of the premium and loss for policies with limits in excess of $10.0 million up to $20.0 million.
AIHL Re
     AIHL Re was formed in June 2006 as a captive reinsurance subsidiary of AIHL to provide catastrophe reinsurance coverage for AIHL’s insurance operating units and affiliates. AIHL Re’s results for the first six months of 2008 reflect premiums earned pursuant to a reinsurance agreement with Homesite which expired on March 31, 2008. In connection with the expiration of the agreement, the trust funds established to secure AIHL Re’s obligations to make payments to Homesite under such reinsurance agreement were dissolved and the $20.0 million in such funds was disbursed to AIHL Re in April 2008. AIHL Re’s underwriting profit in the first six months of 2007 reflects the absence of catastrophe losses during the period when AIHL Re was participating in the catastrophe reinsurance programs of both Homesite and RSUI. AIHL Re’s participation in such RSUI catastrophe reinsurance program expired in April 2007.
CATA
     CATA’s net premiums earned in the first six months of 2008 decreased from the corresponding 2007 period, primarily reflecting continuing and increasing price competition in CATA’s property and casualty (including in excess and surplus markets) and commercial surety lines of business, partially offset by net premiums earned in CATA’s recently established specialty markets division. The increase in loss and loss adjustment expenses in the first six months of 2008 from the corresponding 2007 period primarily reflects a $3.9 million release of prior accident year loss reserves during the 2008 period, compared with a $9.4 million release of prior accident year loss reserves during the corresponding 2007 period. These reserve releases were primarily of casualty and surety prior accident year reserves. The portion of the foregoing reserve releases that was made during the three months ended June 30, 2008 and 2007 was $2.4 million and $6.0 million, respectively. CATA’s 2008 reserving actions did not impact the assumptions used in estimating CATA’s loss and loss adjustment expense liabilities for its casualty and surety lines of business earned in 2008. The increase in loss and loss adjustment expenses described above and lower earned premium were the primary causes for the decrease in CATA’s underwriting profit in the first six months of 2008 from the corresponding 2007 period.
     Rates at CATA in the first six months of 2008, compared with the corresponding 2007 period, reflect overall industry trends of downward pricing as a result of increased competition, causing a reduction of premium volumes in CATA’s lines of business.
EDC
     AIHL’s results include the results of EDC, net of purchase accounting adjustments, commencing July 18, 2007. See Note 16 to the Notes to the Consolidated Financial Statements set forth in Item 8 of our 2007 10-K. EDC’s net premiums earned in the first six months of 2008 reflect increased competition, decreasing rates and declining policy retentions in its California workers’ compensation business. Loss and loss adjustment expenses in the first six months of 2008 reflect the exposure of EDC’s underlying book of business and the trend of increasing loss costs. In addition, loss and loss adjustment expenses in the second quarter of 2008 reflect a $24.7 million reserve increase, consisting of $14.9 million related to prior accident years and $9.8 million related to the 2008 accident year. The increases for both the prior accident years and the current accident year primarily reflect a significant acceleration in claims emergence, higher than anticipated increases in industry-wide loss severities, and higher loss adjustment expenses. This increase in reserves has also caused EDC to write off its deferred acquisition cost asset of $2.1 million and establish a modest premium deficiency reserve.
Reserve Review Process
     AIHL’s insurance operating units periodically analyze, at least quarterly, liabilities for unpaid losses and loss adjustment expenses, or “LAE,” established in prior years and adjust their expected ultimate cost, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid losses and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. The following table presents the reserves established in connection with the losses and LAE of AIHL’s insurance operating units on a gross and net basis by line of business. These reserve amounts represent the accumulation of estimates of ultimate losses (including for claims incurred but not yet reported, or “IBNR”) and LAE.

					Workers’
(in millions)	Property	Casualty(1)	CMP(2)	Surety	Comp(3)	All Other(4)	Total
At June 30, 2008
Gross loss and LAE reserves	$327.3	$1,797.5	$82.7	$21.6	$212.6	$61.4	$2,503.1

Reinsurance recoverables on unpaid losses	(130.6)	(836.2)	(1.3)	(0.2)	(9.3)	(40.0)	(1,017.6)

Net loss and LAE reserves	$196.7	$961.3	$81.4	$21.4	$203.3	$21.4	$1,485.5

At December 31, 2007
Gross loss and LAE reserves	$332.1	$1,683.2	$85.0	$20.6	$187.4	$71.4	$2,379.7

Reinsurance recoverables on unpaid losses	(126.4)	(799.5)	(1.1)	(0.3)	(8.8)	(46.4)	(982.5)

Net loss and LAE reserves	$205.7	$883.7	$83.9	$20.3	$178.6	$25.0	$1,397.2

(1)	Primarily consists of excess and umbrella, D&O liability, professional liability, and general liability. Excludes loss and LAE reserves from Darwin (Darwin’s operations are classified as discontinued operations).

(2)	Commercial multiple peril.

(3)	Workers’ compensation amounts include EDC, net of purchase accounting adjustments (See Note 16 to the Notes to the Consolidated Financial Statements set forth in Item 8 of our 2007 10-K). Such adjustments include a minor reduction of gross and net loss and LAE for acquisition-date discounting, as required under purchase accounting.

(4)	Primarily consists of loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees. The loss and LAE reserves are ceded 100 percent to the sellers. Additional information regarding the loss reserve guarantees can be found in Note 5 to the Notes to the Consolidated Financial Statements set forth in Item 8 of our 2007 10-K Report.
Changes in Loss and LAE Reserves between June 30, 2008 and December 31, 2007
     Gross Reserves. The increase in gross loss and LAE reserves at June 30, 2008 from December 31, 2007 primarily reflects increases in casualty, and to a lesser extent, workers’ compensation gross loss and LAE reserves, partially offset by modest decreases in other gross loss and LAE reserves. The increase in casualty gross loss and LAE reserves primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior accident years at RSUI. The increase in workers’ compensation gross loss and LAE reserves primarily relate to increases to both current and prior accident year reserves by EDC. The decrease in other reserves is due primarily to a reduction in loss and LAE reserves acquired in connection with prior acquisitions which are ceded 100 percent to the sellers.
     Net Reserves. The increase in net loss and LAE reserves at June 30, 2008 from December 31, 2007 primarily reflects increases in casualty and, to a lesser extent, workers’ compensation net loss and LAE reserves, partially offset by modest decreases in property net loss and LAE reserves. The increase in casualty net loss and LAE reserves primarily reflects anticipated loss reserves on current accident year premiums earned and limited net paid loss activity for the current and prior accident years at RSUI. Such increases for RSUI were partially offset by a $21.7 million net release of prior accident year reserves in the 2008 second quarter. The increase in workers’ compensation net loss and LAE reserves is primarily due to increases to both current and prior accident year reserves by EDC. The decrease in net property loss and LAE reserves is mainly due to payments made by RSUI on 2004 and 2005 hurricane related losses, principally Hurricane Katrina, and reduced premium writings.

Reinsurance Recoverables
     At June 30, 2008, AIHL had total reinsurance recoverables of $1,034.7 million, consisting of $1,017.6 million of recoverables on unpaid losses and $17.1 million of recoverables on paid losses. Approximately 92.2 percent of AIHL’s reinsurance recoverables balance at June 30, 2008 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher.
Corporate Activities Results from Operations
     Corporate activities recorded a pre-tax loss of $4.2 million on revenues of $5.2 million in the 2008 second quarter, compared with a pre-tax gain of $0.1 million on revenues of $10.2 million in the corresponding 2007 period, and a pre-tax gain of $66.9 million on revenues of $87.0 million in the first six months of 2008, compared with a pre-tax gain of $62.8 million on revenues of $82.6 million in the corresponding 2007 period. The results for the first six months of 2008 and first six months of 2007 primarily reflect net realized capital gains at the parent level of $78.1 million and $55.9 million, respectively, resulting from the sale of approximately 1.0 million shares and approximately 0.8 million shares, respectively, of Burlington Northern common stock. In both cases, the sales occurred in the first three months of the year. As of June 30, 2008, we held approximately 4.0 million shares of Burlington Northern common stock with an aggregate market value at that date of approximately $399.6 million. The results for the first six months of 2007 also benefited from the sale by Alleghany Properties of certain real estate holdings in the 2007 first quarter which generated a pre-tax gain of approximately $7.2 million, compared with immaterial sales activity during the comparable 2008 period.
Investments
     On a consolidated basis, our invested asset portfolio was approximately $4.40 billion as of June 30, 2008, an increase of 3.5 percent from approximately $4.25 billion at December 31, 2007. At June 30, 2008, the average duration of our debt securities portfolio was 4.1 years, compared with 4.3 years at December 31, 2007. The following is information relating to Alleghany’s investments.

	Six months ended
(in millions)	June 30, 2008	June 30, 2007
Net investment income
AIHL	$62.2	$62.6
Corporate activities	7.9	16.0

Total	70.1	$78.6

Net realized capital (losses) gains
AIHL	$(26.2)	$—
Corporate activities	79.1	55.8

Total	$52.9	$55.8
     The slight decrease in AIHL’s net investment income in the first six months of 2008 compared with the corresponding 2007 period is due principally to lower average investment yields during the first six months of 2008, largely offset by the net positive effect from the acquisition of EDC and strong underwriting cash flow. Net realized capital losses for AIHL in the first six months of 2008 include $62.7 million of impairment charges for unrealized losses primarily related to energy (refinery) and financial service sector equity holdings of AIHL that were deemed to be other than temporary and, as such, are required to be charged against earnings, partially offset by $36.5 million of net realized capital gains on the sale of securities by AIHL. The $62.7 million impairment charge was primarily due to the severity of the declines in fair value of such securities relative to cost as of June 30, 2008. Net realized capital gains in the first six months of 2007 include $6.6 million of impairment charges for unrealized losses related to AIHL’s mortgage- and asset-backed bond holdings, offset by $6.6 million of net realized capital gains on the sale of securities by AIHL.
     The decrease in net investment income for corporate activities in the first six months of 2008 from the corresponding 2007 period reflects: (i) lower earnings from our share of earnings in Homesite, net of purchase accounting adjustments, in the 2008 period; (ii) poor results from parent-level partnership investments in 2008; (iii) lower average investment yields during the first six months of 2008; and (iv) lower average fixed income assets during the 2008 period due to capital contributions made by parent to AIHL in connection with AIHL’s acquisition of EDC in July 2007. As previously noted, the net realized capital gains for corporate activities in both the 2008 and 2007 periods are due primarily to the sale of Burlington Northern common stock.
     As of June 30, 2008 and December 31, 2007, no equity security was in a continuous unrealized loss position for twelve months or more.
     After adjusting the cost basis of our equity securities for the recognition of $62.7 million of unrealized losses through impairment charges, following is information regarding our unrealized gain (loss), before tax, on our equity securities:

(in millions)	At June 30, 2008	At December 31, 2007
Gross unrealized gain	$521.4	$513.7
Gross unrealized (loss)	(14.4)	(28.7)

Net unrealized gain	$507.0	$485.0
     At June 30, 2008, our mortgage- and asset-backed securities portfolio, which constitutes $779.2 million of our debt securities portfolio, was backed by the following types of underlying collateral (in millions):

Type of Underlying Collateral	Fair Value	Average Rating
Guaranteed by GNMA, FNMA or FHLMC(1)	$351.4	Aaa / AAA
Prime(2)	374.4	Aaa / AAA
Alt-A(2)	43.2	Aaa / AAA
Sub-prime(2)	10.2	Aaa / AAA

Total	$779.2	Aaa / AAA

(1)	“GNMA” refers to the Government National Mortgage Association; “FNMA” refers to the Federal National Mortgage Association; and “FHLMC” refers to the Federal Home Loan Mortgage Corporation.

(2)	As defined by Standard & Poor’s.
Financial Condition
     Stockholders’ equity increased to $2,897.2 million as of June 30, 2008, compared with $2,793.9 million as of December 31, 2007, representing an increase of 3.7 percent, due to an increase in net earnings in the first six months of 2008, partially offset by a net decrease in net unrealized appreciation on our investment portfolio during the first six months of 2008.

     On June 27, 2008, Darwin, of which AIHL owns approximately 55 percent, entered into a merger agreement with Allied World Assurance Company Holdings, Ltd. (“Allied World”), whereby Allied World will acquire all of the issued and outstanding shares of Darwin common stock for cash consideration of $32.00 per share. The transaction is subject to regulatory approvals and the consent of Darwin stockholders. As an inducement to Allied World to enter into the merger agreement, we entered into a voting agreement with Allied World pursuant to which we have agreed, subject to certain conditions, to vote a number of shares of its Darwin common stock equal to 40% of the issued and outstanding shares of common stock of Darwin in favor of the approval of the transaction. The transaction is expected to close in the fourth quarter of 2008.
     Upon closing of the transaction, we expect to receive aggregate proceeds of approximately $300 million in cash for AIHL’s 9,371,096 shares of Darwin common stock. We anticipate that the transaction will result in an after-tax gain of approximately $94 million, including approximately $9 million of gain deferred at the time of Darwin’s initial public offering in May 2006.
     In February 2008, Alleghany announced that its Board of Directors had authorized the purchase of shares of Alleghany common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million. During the first six months of 2008, we purchased an aggregate of 5,677 shares of our common stock for approximately $1.93 million, at an average price per share of $339.52. As of June 30, 2008 and December 31, 2007, we had 8,343,198 and 8,322,348 shares of our common stock outstanding, respectively, adjusted to reflect the common stock dividend declared in February 2008 and paid in April 2008.
     We and our subsidiaries have adequate internally generated funds and unused credit facilities to provide for the currently foreseeable needs of our and their businesses, respectively.
Recent Accounting Pronouncements
Recently Adopted
     In September 2006, FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), was issued. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have adopted the provisions of SFAS 157 as of January 1, 2008, and the implementation did not have a material impact on our results of operations and financial condition.
Future Application of Accounting Standards
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
     The table below presents a sensitivity analysis of our consolidated debt securities as of June 30, 2008. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates. In this sensitivity analysis model, we use fair values to measure potential change, and a +/- 100, 200 and 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical June 30, 2008 ending prices based on yields adjusted to reflect a +/- 100, 200 and 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding.
At June 30, 2008 (in millions)

Interest rate shifts	-300	-200	-100	0	100	200	300

Debt securities, fair value	$2,927.0	$2,815.2	$2,707.1	$2,599.2	$2,493.4	$2,392.3	$2,296.9

Estimated change in fair value	$327.8	$216.0	$107.9	—	$(105.8)	$(206.9)	$(302.3)

     This sensitivity analysis provides only a limited, point-in-time view of the market risk of the financial instruments discussed above. The actual impact of changes in market conditions on the financial instruments may differ significantly from those shown in the sensitivity analysis. The sensitivity analysis is further limited because it does not consider any actions we could take in response to actual and/or anticipated changes in interest rates.
ITEM 4. CONTROLS AND PROCEDURES.
     We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, or “CEO,” and our chief financial officer, or “CFO,” of the effectiveness of design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q pursuant to Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, or “Exchange Act.” Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of that date to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the U.S. Securities and Exchange Commission’s rules and forms. Additionally, as of the end of the period covered by this report on Form 10-Q, there have been no changes in internal control over financial reporting during the period covered by this report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS.
     There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2007 10-K. Please refer to that section for disclosures regarding the risks and uncertainties related to our businesses.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     (c) Issuer Purchases of Equity Securities.
          The following table summarizes our common stock repurchases for the quarter ended June 30, 2008.

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
April 1, 2008 through April 30, 2008	1,326	$346.43	343
May 1, 2008 through May 31, 2008	—	—	—
June 1, 2008 through June 30, 2008	704	334.35	—

Total	2,030 (1)	$342.24	343	$298,083,444

(1)     Of such shares, (i) 343 represent shares purchased pursuant to an authorization of the Board of Directors to purchase shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million and (ii) 1,687 represent the tender to us by certain directors of Alleghany and its subsidiaries of already-owned common stock as payment of the exercise price in connection with option exercises .
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Our 2008 Annual Meeting of Stockholders was held on April 25, 2008. At the Annual Meeting, three directors were elected to serve for three-year terms on our Board of Directors, by the following votes:

	FOR	OPPOSED	WITHHELD
Rex D. Adams	6,709,210	178,398	6,772
Weston M. Hicks	6,689,054	198,584	6,742
Jefferson W. Kirby	6,509,268	339,674	45,438
     The selection of KPMG LLP, independent registered public accounting firm, as our auditors for the year 2008 was ratified by a vote of 6,838,287 shares in favor and 52,444 shares opposed. A total of 3,649 shares abstained from voting.
ITEM 6. EXHIBITS.

Exhibit Number	Description

10.1	Agreement and Plan of Merger, dated as of June 27, 2008, by and among Darwin Professional Underwriters, Inc., Allied World Assurance Company Holdings, Ltd. and Allied World Merger Company, filed as Exhibit 2.1 to Alleghany’s Current Report on Form 8-K filed on June 30, 2008, is incorporated herein by reference.

10.2	Voting Agreement, dated as of June 27, 2008, by and between Alleghany Insurance Holdings LLC and Allied World Assurance Company Holdings, Ltd., filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on June 30, 2008, is incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION
Registrant

Date: August 7, 2008	/s/ Roger B. Gorham

Roger B. Gorham
Senior Vice President (and chief financial officer)