Form 10-Q
period 2008-09-30
ALLEGHANY CORP /DE
filed 2008-11-07
CIK 775368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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
8,272,711 SHARES AS OF NOVEMBER 1, 2008

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2008 AND 2007
(dollars in thousands, except share and per share amounts)
(unaudited)

	2008	2007

Revenues
Net premiums earned	$235,705	$254,235
Net investment income	35,571	32,354
Net realized capital (losses) gains	(8,894)	21,234
Other income	907	873

Total revenues	263,289	308,696

Costs and expenses
Loss and loss adjustment expenses	204,710	108,430
Commissions, brokerage and other underwriting expenses	70,149	66,384
Other operating expenses	2,451	16,322
Corporate administration	6,876	7,307
Interest expense	198	192

Total costs and expenses	284,384	198,635

(Losses) earnings from continuing operations, before income taxes	(21,095)	110,061

Income taxes	(12,262)	42,619

(Losses) earnings from continuing operations	(8,833)	67,442

Discontinued operations
Earnings from discontinued operations	7,531	5,937
Income taxes	2,913	2,990

Earnings from discontinued operations, net	4,618	2,947

Net (losses) earnings	$(4,215)	$70,389

Changes in other comprehensive income
Change in unrealized gains, net of deferred taxes	$(169,044)	$34,666
Less: reclassification for gains realized in net earnings, net of taxes	5,781	(13,774)
Other	13	58

Comprehensive income	$(167,465)	$91,339

Net (losses) earnings	$(4,215)	$70,389
Preferred dividends	4,305	4,307

Net (losses) earnings available to common stockholders	$(8,520)	$66,082

Basic (loss) earnings per share of common stock *
Continuing operations	$(1.58)	$7.59
Discontinued operations	0.56	0.35

	$(1.02)	$7.94

Diluted (loss) earnings per share of common stock *
Continuing operations	$(1.58)	$7.23
Discontinued operations	0.56	0.31

	$(1.02)	$7.54

Dividends per share of common stock	*	*

Average number of outstanding shares of common stock **	8,313,524	8,319,905

*	Adjusted to reflect the common stock dividend declared in February 2008.

**	In February 2008 and 2007, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2008 AND 2007
(dollars in thousands, except share and per share amounts)
(unaudited)

	2008	2007

Revenues
Net premiums earned	$721,424	$721,028
Net investment income	105,611	110,978
Net realized capital gains	44,035	77,072
Other income	1,092	11,948

Total revenues	872,162	921,026

Costs and expenses
Loss and loss adjustment expenses	479,396	325,273
Commissions, brokerage and other underwriting expenses	213,100	186,503
Other operating expenses	26,484	41,751
Corporate administration	25,290	24,430
Interest expense	534	1,166

Total costs and expenses	744,804	579,123

Earnings from continuing operations, before income taxes	127,358	341,903

Income taxes	32,623	112,172

Earnings from continuing operations	94,735	229,731

Discontinued operations
Earnings from discontinued operations	29,727	16,201
Income taxes	14,977	8,659

Earnings from discontinued operations, net	14,750	7,542

Net earnings	$109,485	$237,273

Changes in other comprehensive income
Change in unrealized gains, net of deferred taxes	$(145,613)	$92,400
Less: reclassification for gains realized in net earnings (net of taxes)	(28,623)	(50,080)
Other	5	173

Comprehensive income	$(64,746)	$279,766

Net earnings	$109,485	$237,273
Preferred dividends	12,915	12,918

Net earnings available to common stockholders	$96,570	$224,355

Basic earnings per share of common stock *
Continuing operations	$9.83	$26.10
Discontinued operations	1.77	0.91

	$11.60	$27.01

Diluted earnings per share of common stock *
Continuing operations	$9.83	$24.65
Discontinued operations	1.77	0.81

	$11.60	$25.46

Dividends per share of common stock	*	*

Average number of outstanding shares of common stock **	8,325,837	8,306,236

*	Adjusted to reflect the common stock dividend declared in February 2008.

**	In February 2008 and 2007, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	September 30,
	2008	December 31,
	(unaudited)	2007

Assets
Investments
Available for sale securities at fair value:
Equity securities (cost: 2008 $555,274; 2007 $691,429)	$853,197	$1,176,412
Debt securities (amortized cost: 2008 $2,660,942; 2007 $2,541,488)	2,610,423	2,564,717
Short-term investments	502,271	316,897

	3,965,891	4,058,026
Other invested assets	263,241	193,272

Total investments	4,229,132	4,251,298

Cash	30,132	57,646
Premium balances receivable	144,113	170,080
Reinsurance recoverables	1,084,809	1,018,673
Ceded unearned premium reserves	195,444	221,203
Deferred acquisition costs	75,913	75,623
Property and equipment at cost, net of accumulated depreciation and amortization	22,050	19,735
Goodwill and other intangibles, net of amortization	201,406	207,540
Current taxes receivable	28,885	4,116
Net deferred tax assets	50,816	0
Assets of discontinued operations	940,460	812,119
Other assets	192,832	104,079

	$7,195,992	$6,942,112

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$2,664,472	$2,379,701
Unearned premiums	652,766	699,409
Reinsurance payable	54,598	57,380
Net deferred tax liabilities	0	71,594
Liabilities of discontinued operations	782,601	663,417
Other liabilities	352,074	286,284

Total liabilities	4,506,511	4,157,785

Preferred stock (shares authorized: 2008 and 2007 - 1,132,000; issued and outstanding 2008 - 1,131,619; 2007 - 1,131,819)	299,429	299,480
Common stock (shares authorized: 2008 and 2007 - 22,000,000; issued and outstanding 2008 - 8,349,284; 2007 - 8,322,348)	8,349	8,159
Contributed capital	752,683	689,435
Accumulated other comprehensive income	154,401	328,632
Treasury stock, at cost (2008 - 76,513 shares; 2007 - none)	(24,290)	—
Retained earnings	1,498,909	1,458,621

Total stockholders’ equity	2,689,481	2,784,327

	$7,195,992	$6,942,112

Shares of Common Stock Outstanding *	8,272,771	8,322,348

*	Adjusted to reflect the common stock dividend declared in February 2008.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2008 AND 2007
(dollars in thousands)
(unaudited)

	2008	2007

Cash flows from operating activities
Net earnings	$109,485	$237,273
Earnings from discontinued operations, net	14,750	7,542

Earnings from continuing operations	$94,735	$229,731

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	17,399	10,644
Net realized capital (gains) losses	(44,035)	(77,072)
(Increase) decrease in other assets	(31,276)	(19,353)
(Increase) decrease in reinsurance receivable, net of reinsurance payable	(68,918)	102,407
(Increase) decrease in premium balances receivable	25,967	34,450
(Increase) decrease in ceded unearned premium reserves	25,759	65,427
(Increase) decrease in deferred acquisition costs	(290)	(9,591)
Increase (decrease) in other liabilities and current taxes	(44,757)	11,623
Increase (decrease) in unearned premiums	(46,643)	(50,305)
Increase (decrease) in losses and loss adjustment expenses	284,771	(16,289)

Net adjustments	117,977	51,941

Net cash provided by operating activities from continuing operations	212,712	281,672
Net cash provided by operating activities from discontinued operations	92,175	101,474

Net cash provided by operating activities	304,887	383,146

Cash flows from investing activities
Purchase of investments	(1,188,509)	(922,497)
Sales of investments	944,668	671,868
Maturities of investments	283,539	189,764
Purchases of property and equipment	(6,716)	(3,069)
Net change in short-term investments	(187,002)	(50,251)
Acquisition of equity method investment	(50,016)	—
Acquisition of insurance companies, net of cash acquired	—	(187,743)
Other, net	(1,745)	2,547

Net cash provided by investing activities from continuing operations	(205,781)	(299,381)
Net cash provided by investing activities from discontinued operations	(87,935)	(122,235)

Net cash (used in) provided by investing activities	(293,716)	(421,616)

Cash flows from financing activities
Treasury stock acquisitions	(25,068)	—
Principal payments on long-term debt	—	(80,000)
Decrease in notes receivable	—	91,535
Convertible preferred stock dividends paid	(13,046)	(13,062)
Tax benefit on stock based compensation	2,330	1,063
Other, net	1,339	3,626

Net cash provided by (used in) financing activities from continuing operations	(34,445)	3,162
Net cash provided by (used in) financing activities from discontinued operations	—	316

Net cash provided by (used in) financing activities	(34,445)	3,478

Cash flows of discontinued operations
Operating activities	(92,175)	(101,474)
Investing activities	87,935	122,235
Financing activities	—	(316)

Net cash provided by (used in) discontinued operations	(4,240)	20,445

Net cash provided by (used in) continuing operations	(27,514)	(14,547)
Cash at beginning of period	57,646	41,458

Cash at end of period	$30,132	$26,911

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$141	$505
Income taxes paid (refunds received)	$110,227	$156,748
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
Alleghany Corporation and Subsidiaries
1. Principles of Financial Statement Presentation
This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”), and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, of Alleghany Corporation (“Alleghany”).
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
On June 27, 2008, Darwin Professional Underwriters, Inc. (“Darwin”), of which AIHL owned approximately 55 percent, entered into a merger agreement with Allied World Assurance Company Holdings, Ltd. (“Allied World”), whereby Allied World agreed to acquire all of the issued and outstanding shares of Darwin common stock for cash consideration of $32.00 per share. The transaction closed on October 20, 2008, at which time Alleghany received aggregate proceeds of approximately $300 million in cash for AIHL’s 9,371,096 shares of Darwin common stock. Alleghany estimates that it will record an after-tax gain from the transaction of approximately $94 million in the 2008 fourth quarter, including approximately $9 million of gain deferred at the time of Darwin’s initial public offering in May 2006.
Alleghany has classified the operations of Darwin as “discontinued operations” in its consolidated financial statements for all periods presented. Refer to Note 8 for historical financial information of these discontinued operations.
On July 18, 2008, Alleghany, through its subsidiary Alleghany Capital Corporation, acquired approximately 40.45% of the voting interests of ORX Exploration, Inc. (“ORX”), a regional oil and gas exploration and production company, through a purchase of participating preferred stock for cash consideration of $50.0 million. This investment is reflected in Alleghany’s financial statements in other invested assets. Alleghany’s interest in ORX is included in corporate activities for segment reporting purposes and is accounted for under the equity-method of accounting.
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
During the third quarter of 2008, Alleghany identified an error in the amount of $15.0 million with respect to additional deferred tax liability that relates to prior periods. The $15.0 million specifically relates to the capital gains taxes incurred by Alleghany at the closing date of the Darwin merger agreement. GAAP requires that capital gains taxes be accrued for over time as income is reported, prior to the date of Darwin’s disposition back to the date of Darwin’s initial public offering in May 2006. As a result, for the nine-month period ended September 30, 2008, earnings from discontinued operations (as well as net earnings) were reduced by $5.5 million related to the portion of the $15.0 million that is attributable to the first half of 2008. Similarly, for the three- and nine-month periods ended September 30, 2007, earnings from discontinued operations and net earnings were reduced by $1.5 million and $4.0 million, respectively. Similar corrections to earnings from discontinued operations and net earnings will be made in future reports for the three-month period ended March 31, 2008, for the six-month period ended June 30, 2008, and the years ended December 31, 2007 and 2006 in the amounts of $2.9 million, $5.5 million, $6.2 million, $3.3 million, respectively. These corrections are not material to Alleghany’s consolidated financial statements.
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
In October 2008, Financial Accounting Standards Board Staff Position No. 157-3 (“FSP FAS157-3”) was issued. FSP FAS157-3 clarifies the application of SFAS 157 in an inactive market. If a market becomes inactive, then the fair value determination for securities in that market may be based on inputs that are unobservable in the market, rather than being based on either unadjusted quoted prices or observable market inputs. FSP FAS157-3 is effective upon issuance, including periods for which financial statements have not been issued. Alleghany has adopted the provisions of FSP FAS157-3 as of September 30, 2008, and the implementation did not have a material impact on its results of operations and financial condition. See Note 7.
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
3. Earnings Per Share of Common Stock
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2008 and 2007 (in millions, except share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

(Losses) earnings from continuing operations	$(8.8)	$67.5	$94.7	$229.7
Earnings from discontinued operations	4.6	2.9	14.8	7.5

Net (losses) earnings	$(4.2)	$70.4	$109.5	$237.2
Preferred dividends	4.3	4.3	12.9	12.9

(Losses) income available to common stockholders for basic earnings per share	(8.5)	66.1	$96.6	224.3
Preferred dividends	4.3	4.3	12.9	12.9
Effect of other dilutive securities	—	0.1	—	0.2

(Losses) income available to common stockholders for diluted earnings per share	$(4.2)	$70.5	$109.5	$237.4

Weighted average shares outstanding applicable to basic earnings per share	8,313,524	8,319,905	8,325,837	8,306,236
Preferred stock	—	997,978	—	997,978
Effect of other dilutive securities	—	22,037	—	22,270

Adjusted weighted average shares outstanding applicable to diluted earnings per share	8,313,524	9,399,920	8,325,837	9,326,484

Contingently issuable shares of 1,057,625 and 57,960 were potentially available during 2008 and 2007, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.
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
(c) Asbestos and Environmental Exposure
AIHL’s reserve for unpaid losses and loss adjustment expenses includes $20.5 million of gross reserves and $20.3 million of net reserves at September 30, 2008 and $22.9 million of gross reserves and $22.7 million of net reserves at December 31, 2007, for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976. This subsidiary exited this business in 1976. Alleghany believes that CATA’s asbestos and environmental reserves are adequate at September 30, 2008. Additional information concerning CATA’s asbestos and environmental exposure can be found in Note 13 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2007
10-K.
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
Based on Alleghany’s experience to date and other analyses, Alleghany established a $600 thousand reserve in connection with the Products Liability Indemnification for the Alleghany Period. Such reserve was $390 thousand at September 30, 2008.
(e) Equity Holdings Concentration
At September 30, 2008, Alleghany had a concentration of market risk in its available-for-sale equity securities portfolio of common stock of Burlington Northern Santa Fe Corporation (“Burlington Northern”), a railroad holding company, amounting to $307.8 million. During the first quarter of 2008, Alleghany sold approximately 1.0 million shares of Burlington Northern common stock, resulting in a pre-tax gain of $78.1 million. During the third quarter of 2008, Alleghany sold approximately 0.2 million shares of Burlington Northern common stock, resulting in a pre-tax gain of $14.3 million. In addition, subsequent to September 30, 2008, Alleghany sold approximately 0.9 million shares of Burlington Northern common stock, resulting in a pre-tax gain of $59.9 million, which will be recognized in the 2008 fourth quarter.

At September 30, 2008, Alleghany also had a concentration of market risk in its available-for-sale equity securities portfolio with respect to the common stock of certain energy sector businesses amounting to $323.7 million.
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
The primary components of “corporate activities” are Alleghany Properties, Alleghany’s investments in Homesite and ORX, and corporate investment and other activities at the parent level, including strategic equity investments. Such strategic equity investments are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2008		2007(1)	2008		2007(1)

Revenues:
AIHL insurance group:
Net premiums earned
RSUI	$169.9		$183.7	$521.9		$528.5
CATA	47.1		50.0	142.0		148.2
EDC	18.7		20.2	57.3		20.2
AIHL Re	—		0.4	0.2		24.1

	235.7		254.3	721.4		721.0

Net investment income	30.9		31.0	93.1		93.6
Net realized capital (losses) gains	(26.0	)(2)	21.0	(52.2	)(2)	21.0
Other income	0.2		—	0.4		0.4

Total insurance group	240.8		306.3	762.7		836.0

Corporate activities:
Net investment income(3)	4.7		1.4	12.5		17.4
Net realized capital gains(4)	17.1		0.2	96.2		56.1
Other income	0.7		0.8	0.8		11.5

Total	$263.3		$308.7	$872.2		$921.0

Earnings from continuing operations, before income taxes:
AIHL insurance group:
Underwriting (loss) profit (5)
RSUI	$(37.4	)(6)	$72.3	$55.9		$164.0
CATA	5.2		5.1	12.8		19.5
EDC	(6.9)		1.7	(39.9	)(7)	1.7
AIHL Re	—		0.3	0.1		24.0

	(39.1)		79.4	28.9		209.2

Net investment income	30.9		31.0	93.1		93.6
Net realized capital (losses) gains	(26.0	)(2)	21.0	(52.2	)(2)	21.0
Other income, less other expenses	(1.9)		(15.6)	(24.3)		(39.0)

Total insurance group	(36.1)		115.8	45.5		284.8

Corporate activities:
Net investment income (3)	4.7		1.4	12.5		17.4
Net realized capital gains(4)	17.1		0.2	96.2		56.1
Other income	0.7		0.8	0.8		11.5
Corporate administration and other expenses	7.3		7.9	27.1		26.7
Interest expense	0.2		0.2	0.5		1.2

Total	$(21.1)		$110.1	$127.4		$341.9

(1)	Includes the results of EDC, net of purchase accounting adjustments, commencing July 18, 2007.

(2)	Primarily reflects impairment charges for unrealized losses related to AIHL’s investment portfolio that were deemed to be other than temporary. See Note 7 to the Notes to the Unaudited Consolidated Financial Statements contained herein.

(3)	Includes ($0.7) million and ($1.3) million of Alleghany’s equity in earnings of Homesite, net of purchase accounting adjustments, for the three months ended September 30, 2008 and 2007, respectively. The comparable figures for the nine months ended September 30, 2008 and 2007 are $0.3 million and $4.9 million, respectively. See Note 16 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2007 10-K.

(4)	Primarily reflects net realized capital gains from the sale of shares of Burlington Northern common stock.

(5)	Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or net realized capital gains. Underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses attributable to underwriting activities, whereas the remainder constitutes “other expenses.”

(6)	Loss and loss adjustment expenses for the first nine months of 2008 reflect $121.3 million of catastrophe losses, which relate primarily to the 2008 third quarter (specifically arising from Hurricanes Gustav, Ike and Dolly).

(7)	Reflects a significant increase in loss and loss adjustment expense reserves in the 2008 second quarter.
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
7. Investments
(a) Fair Value
The estimated carrying values and fair values of Alleghany’s financial instruments as of September 30, 2008 and December 31, 2007 are as follows (in millions):

	September 30, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Investments (excluding equity-method investments)*	$3,996.9	$3,996.9	$4,069.3	$4,069.3

*	For purposes of this table, investments include available-for-sale securities as well as investments in partnerships carried at fair value that are included in other invested assets. Investments exclude Alleghany’s investments in Homesite, ORX and partnerships that are accounted for under the equity method, which are

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
As previously noted, SFAS 157 was issued in September 2006 and adopted by Alleghany as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, SFAS 157 establishes a three-tiered hierarchy for inputs used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing a financial instrument. Unobservable inputs are inputs that reflect management’s belief about the assumptions market participants would use in pricing a financial instrument based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	“Level 1” — Management’s valuations are based on unadjusted quoted prices in active markets for identical, unrestricted assets. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these assets does not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. For Alleghany, assets utilizing Level 1 inputs generally include common stocks and U.S. Government debt securities, where management’s valuations are based on quoted market prices.

•	“Level 2” — Management’s valuations are based on quoted market prices where such markets are not deemed to be sufficiently “active.” In such circumstances, additional valuation metrics will be used which involve direct or indirect observable market inputs. For Alleghany, assets utilizing Level 2 inputs generally include debt securities other than debt issued by the U.S. Government and preferred stocks. Third-party dealer quotes typically constitute a significant input in management’s determination of the fair value of these types of fixed income securities. In developing such quotes, dealers will use the terms of the security and market-based inputs. Terms of the security include coupon, maturity date, and any special provisions that may, for example, enable the investor, at his election, to redeem the security prior to its scheduled maturity date. Market-based inputs include the level of interest rates applicable to comparable securities in the market place and current credit rating(s) of the security.

•	“Level 3” — Management’s valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Valuation under Level 3 generally involves a significant degree of judgment on the part of management. For Alleghany, assets utilizing Level 3 inputs are primarily limited to partnership investments. Quotes from the third-party general partner of the entity in which such investment was held, which will often be based on unobservable market inputs, constitute the primary input in management’s determination of the fair value.
The estimated fair values of Alleghany’s invested assets by balance sheet caption and level as of September 30, 2008 are as follows (in millions):

	Level 1	Level 2	Level 3	Total

Assets
Equity securities	$835.4	$17.8	$—	$853.2
Debt securities	262.8	2,344.4	3.2	2,610.4
Short-term investments	290.0	212.3	—	502.3
Other invested assets*	—	—	31.0	31.0

Investments (excluding equity-method investments)	$1,388.2	$2,574.5	$34.2	$3,996.9

*	The carrying value of partnership investments of $31.0 million increased by $19.6 million from the December 31, 2007 carrying value of $11.4 million, due principally to $19.3 million of additional investments, and a $0.3 million increase in estimated fair value during the period.
(b) Other Than Temporary Declines
Net realized capital gains of $44.0 million for the first nine months of 2008 include $114.2 million of impairment charges related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings. Of the $114.2 million of impairment charges ($51.8 million of which was incurred in the 2008 third quarter), $42.9 million related to energy sector (including refinery) equity holdings, $31.4 million related to financial sector equity holdings and $2.1 million related to fixed income security holdings. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the declines in fair value of such securities relative to cost as of the balance sheet date. As of September 30, 2008 and December 31, 2007, no equity security was in a continuous unrealized loss position for twelve months or more.
After adjusting the cost basis of equity securities for the recognition of unrealized losses through impairment charges, the following is information regarding unrealized gain (loss), before tax, on Alleghany’s equity securities:

(in millions)	At September 30, 2008	At December 31, 2007
Gross unrealized gain	$367.1	$513.7
Gross unrealized (loss)	(69.2)	(28.7)

Net unrealized gain	$297.9	$485.0
8. Discontinued Operations
Alleghany has classified the operations of Darwin as “discontinued operations” in its consolidated financial statements for all periods presented. Historical balance sheet information related to these discontinued operations, as included in Alleghany’s consolidated financial statements, is set forth in the following table (in millions):

	September 30, 2008	December 31, 2007
Assets
Available for sale securities at fair value	$610.4	$449.4
Short term investments	12.0	107.6
Cash	11.7	7.5
Reinsurance recoverables	154.0	136.4
Ceded unearned premium reserves	41.8	43.2
Other	110.6	68.0

	$940.5	$812.1

Liabilities
Losses and loss adjustment expenses	445.0	387.9
Unearned premiums	143.8	141.1
Debt	5.0	5.0
Other	68.8	23.9
Minority interest (carried at the AIHL level)	120.0	105.4

	782.6	663.3
Alleghany Equity
Alleghany’s investment in Darwin	157.9	148.8

	$940.5	$812.1
Alleghany’s investment in Darwin excludes the portion of Darwin’s stockholders’ equity that is attributable to common stockholders other than Alleghany.
Historical information related to the results of operations of the discontinued operations, as included in Alleghany’s consolidated financial statements, is set forth in the following table (in millions):

	Nine months ended
	September 30, 2008	September 30, 2007
Revenues
Net premiums earned	$161.4	$131.8
Net investment income	18.3	16.5
Net realized capital (losses)	(3.3)	—
Other income	3.9	—

	$180.3	148.3
Costs and expenses
Losses and loss adjustment expenses	64.2	76.7
Commission, brokerage and other underwriting expenses	54.5	37.6
Other operating expenses	22.2	4.2

	140.9	118.5

Earnings before income taxes and minority interest	39.4	29.8

Income taxes	16.3	8.5

Earnings before minority interest	23.1	21.3

Minority interest (carried at the AIHL-level)	8.3	13.8

Net earnings	$14.8	$7.5

Net earnings during the 2008 period include a $32.5 million release of prior accident year loss reserves ($21.1 million after tax and before minority interest), reflecting favorable loss emergence.

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
          We review our critical accounting estimates and assumptions quarterly. These reviews include evaluating the adequacy of reserves for unpaid losses and loss adjustment expenses and the reinsurance allowance for doubtful accounts, analyzing the recoverability of deferred tax assets, assessing goodwill for impairment and evaluating the investment portfolio for other than temporary declines in estimated fair value. Actual results may differ from the estimates used in preparing the consolidated financial statements.
          Readers are encouraged to review our Report on Form 10-K for the year ended December 31, 2007, or the “2007 10-K,” for a more complete description of our critical accounting estimates.
Overview
          We are engaged, through AIHL and its subsidiaries, primarily in the property and casualty and surety insurance business. In addition, AIHL Re, a captive reinsurance subsidiary of AIHL, is available to provide reinsurance to our insurance operating units and affiliates. We also own and manage properties in the Sacramento, California region through our subsidiary Alleghany Properties and conduct corporate investment and other activities at the parent level, including the holding of strategic equity investments. In addition, Alleghany owns approximately 32.9 percent of the outstanding shares of common stock of Homesite Group Incorporated, or “Homesite,” a national, full-service, mono-line provider of homeowners insurance, and, through its Alleghany Capital Corporation subsidiary, 40.45% of the voting interests of ORX Exploration, Inc., or “ORX,” a regional oil and gas exploration and production company. Our primary sources of revenues and earnings are our insurance operations and investments.
          The profitability of our insurance operating units, and as a result, our profitability, is primarily impacted by the adequacy of premium rates, level of catastrophe losses, investment returns, intensity of competition and the cost of reinsurance. The ultimate adequacy of premium rates is not known with certainty at the time property casualty insurance policies are issued because premiums are determined before claims are reported. The adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters, regulatory measures and court decisions that define and expand the extent of coverage and the effects of economic inflation on the amount of compensation due for injuries or losses.
          Catastrophe losses, or the absence thereof, can have a significant impact on our results. RSUI’s pre-tax catastrophe losses, net of reinsurance, were $121.3 million for the first nine months of 2008, primarily reflecting 2008 third quarter hurricane net catastrophe losses of $99.0 million for Hurricanes Ike, Gustav and Dolly, compared with $32.0 million for the first nine months of 2007, a period in which there were no material hurricane losses. The incidence and severity of catastrophes in any short period of time are inherently unpredictable. Catastrophes can cause losses in a variety of our property lines of business, and most of our past catastrophe-related losses have resulted from severe hurricanes.
          Our profitability is also affected by net realized capital gains and investment income. Our invested assets, which are derived primarily from our own capital and cash flow from our insurance operating units, are invested principally in fixed income securities, although we also invest in equity securities. The return on fixed income securities is primarily impacted by the general level of interest rates and the credit quality and duration of the securities. Net realized capital gains include gains or losses realized upon sale of invested assets, as well as impairment charges related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings as realized losses regardless of whether we continue to hold the applicable security. In the first nine months of 2008, our net realized capital gains of $44.0 million included $114.2 million of impairment charges. Of the $114.2 million of impairment charges ($51.8 million of which was incurred in the 2008 third quarter), $42.9 million related to energy sector (including refinery) equity holdings, $31.4 million related to financial sector equity holdings and $2.1 million related to fixed income security holdings. The deterioration of U.S. equity market conditions continued during October 2008, and if such conditions persist or deteriorate further, we may be required to record additional impairment charges at 2008 year-end, which could have a material and adverse impact on our results of operations.
          The profitability of our insurance operating units is also impacted by price competition. Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity, known as a soft market, followed by periods of high premium rates and shortages of underwriting capacity. Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. As discussed in more detail below, our insurance operating units began to experience increased price competition in certain of their lines of business in 2006. The competitive environment continued and increased during 2007 and the first nine months of 2008, resulting in a decrease in pricing over that time.
          As part of their overall risk and capacity management strategy, our insurance operating units purchase reinsurance for certain amounts of risk underwritten by them, especially catastrophe risks. The reinsurance programs purchased by our insurance operating units are generally subject to annual renewal. Market conditions beyond their control determine the availability and cost of the reinsurance protection they purchase, which may affect the level of business written and thus their profitability.
          The following discussion and analysis presents a review of our results for the three and nine months ended September 30, 2008 and 2007. You should read this review in conjunction with the consolidated financial statements and other data presented in this Form 10-Q as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Risk Factors” contained in our 2007 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, respectively. Our results for the first nine months of 2008 are not indicative of operating results in future periods.
Consolidated Results of Operations
     The following table summarizes our consolidated revenues, costs and expenses and earnings for the three and nine months ended September 30, 2008 and 2007.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007

Revenues
Net premiums earned	$235.7	$254.3	$721.4	$721.0
Net investment income	35.6	32.4	105.6	111.0
Net realized capital (losses) gains	(8.9)	21.2	44.0	77.1
Other income	0.9	0.8	1.2	11.9

Total revenues	$263.3	$308.7	$872.2	$921.0

Costs and expenses
Loss and loss adjustment expenses	$204.6	$108.4	$479.4	$325.3
Commissions, brokerage and other underwriting expenses	70.2	66.5	213.1	186.5
Other operating expenses	2.5	16.2	26.5	41.7
Corporate administration	6.9	7.3	25.3	24.4
Interest expense	0.2	0.2	0.5	1.2

Total costs and expenses	284.4	198.6	744.8	579.1

(Losses) earnings from continuing operations, before income taxes	(21.1)	110.1	127.4	341.9
Income taxes	(12.3)	42.6	32.7	112.2

(Losses) earnings from continuing operations	(8.8)	67.5	94.7	229.7
Discontinued operations*
Operations	7.5	5.9	29.8	16.2
Income taxes	2.9	3.0	15.0	8.7

Earnings from discontinued operations, net of tax	4.6	2.9	14.8	7.5

Net (losses) earnings	$(4.2)	$70.4	$109.5	$237.2

Revenues:
AIHL	$240.8	$306.3	$762.7	$836.0
Corporate activities**	22.5	2.4	109.5	85.0

(Losses) earnings from continuing operations, before income taxes:
AIHL	$(36.1)	$115.8	$45.5	$284.8
Corporate activities**	15.0	(5.7)	81.9	57.1

*	Discontinued operations consist of the operations of Darwin Professional Underwriters, Inc., or “Darwin.” Additional information regarding the results of discontinued operations can be found in “Financial Condition” as well as Note 8 to the Consolidated Financial Statements included in this report on Form 10-Q.

**	Corporate activities consist of Alleghany Properties, Homesite, ORX and corporate activities at the parent level.

          2008 Third Quarter Results
          We reported a net loss from continuing operations before income taxes in the 2008 third quarter, compared with strong earnings from continuing operations before income taxes in the corresponding 2007 period, primarily reflecting an increase in loss and loss adjustment expenses, a decrease in net premiums earned and net realized capital losses of $8.9 million, partially offset by a decrease in other operating expenses. The increase in loss and loss adjustment expenses primarily reflects approximately $99.0 million of net catastrophe losses at RSUI related to 2008 third quarter hurricanes Ike, Gustav and Dolly, compared with minimal catastrophe losses at RSUI in the 2007 third quarter. Additional information regarding these losses and other items can be found in the discussion of AIHL’s operating unit results from continuing operations on pages 25 and 26 herein. Net realized capital losses in the 2008 third quarter reflect significant impairment charges related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings as realized losses regardless of whether we continue to hold the applicable security or not, partially offset by sales by parent of common stock of Burlington Northern Santa Fe Corporation, or “Burlington Northern.” Additional information regarding our investments can be found on pages 30 and 31 herein. The decrease in net premiums earned primarily reflects lower net premium writings by all three of AIHL’s insurance operating units resulting from increased price competition during the 2008 third quarter compared with the 2007 third quarter. The decrease in other operating expenses reflects reduced incentive compensation accruals due to lower underwriting and investment results in the 2008 third quarter.
          2008 Year to Date Results
          Our earnings from continuing operations before income taxes in the first nine months of 2008 decreased from the corresponding 2007 period, primarily reflecting increases in loss and loss adjustment expenses and commissions, brokerage and other underwriting expenses, as well as a decrease in net realized capital gains, other income and net investment income, partially offset by a decrease in other operating expenses. The increase in loss and loss adjustment expenses and commissions, brokerage and other underwriting expenses primarily reflects the inclusion of EDC’s results in the first nine months of 2008, which include a $24.7 million reserve increase for current and prior accident years in the 2008 second quarter. In addition, RSUI’s results in the first nine months of 2008 include net catastrophe losses of $121.3 million, partially offset by an aggregate $32.4 million of prior accident year loss reserve releases in the second and third quarters of 2008. Additional information regarding these reserving actions and other items can be found in the discussion of AIHL’s operating unit results from continuing operations on pages 25 through 27 herein.
          The decrease in net realized capital gains relates principally to significant impairment charges in 2008 related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings as realized losses regardless of whether we continue to hold the applicable security, partially offset by sales by parent of common stock of Burlington Northern. Additional information regarding our investments can be found in on pages 30 and 31 herein.
          The decrease in other income for the first nine months of 2008 from the corresponding 2007 period primarily reflects a pre-tax gain of approximately $7.2 million realized in the 2007 first quarter on sales of real property by Alleghany Properties, compared with immaterial sales activity during the first nine months of 2008. The decrease in net investment income for the first nine months of 2008 from the corresponding 2007 period was principally due to lower average investment yields on our fixed income portfolio during the first nine months of 2008. The decrease in other operating expenses reflects reduced incentive compensation accruals due to lower underwriting and investment results in the 2008 period.
          The effective tax rate on earnings from continuing operations before income taxes was 25.6 percent for the first nine months of 2008, compared with 32.8 percent for the corresponding 2007 period. The lower effective tax rate primarily reflects the impact of significant catastrophe losses incurred in the 2008 period, compared with immaterial catastrophe losses in the corresponding 2007 period.
AIHL Operating Unit Pre-Tax Results from Continuing Operations

(in millions, except ratios)	RSUI	AIHL Re	CATA	EDC (1)	AIHL
Three months ended September 30, 2008

Gross premiums written	$243.8	0.2	$52.4	$17.7	$314.1
Net premiums written	160.4	—	45.0	15.9	221.3

Net premiums earned (2)	$169.9	—	$47.1	$18.7	$235.7
Loss and loss adjustment expenses	162.8	—	22.7	19.1	204.6
Commission, brokerage and other underwriting expenses (3)	44.5	—	19.2	6.5	70.2

Underwriting (loss) profit (4)	$(37.4)	—	$5.2	$(6.9)	$(39.1)

Net investment income (2)					30.9
Net realized capital losses (2)					(26.0)
Other income (2)					0.2
Other expenses (3)					(2.1)

Losses from continuing operations before income taxes					$(36.1)

Loss ratio (5)	95.8%	—	48.3%	102.2%	86.9%
Expense ratio (6)	26.2%	—	40.8%	34.6%	29.8%

Combined ratio (7)	122.0%	—	89.1%	136.8%	116.7%

Three months ended September 30, 2007
Gross premiums written	$285.2	$0.4	$59.3	$21.8	$366.7
Net premiums written	178.6	0.4	49.7	18.8	247.5

Net premiums earned (2)	$183.7	$0.4	$50.0	$20.2	$254.3
Loss and loss adjustment expenses	70.4	—	24.3	13.7	108.4
Commission, brokerage and other underwriting expenses (3)	41.0	0.1	20.6	4.8	66.5

Underwriting profit (4)	$72.3	$0.3	$5.1	$1.7	$79.4

Net investment income (2)					31.0
Net realized capital gains (2)					21.0
Other income (2)					—
Other expenses (3)					(15.6)

Earnings from continuing operations before income taxes					$115.8

Loss ratio (5)	38.3%	—	48.6%	67.8%	42.7%
Expense ratio (6)	22.3%	7.8%	41.2%	23.7%	26.1%

Combined ratio (7)	60.6%	7.8%	89.8%	91.5%	68.8%

AIHL Operating Unit Pre-Tax Results from Continuing Operations

(in millions, except ratios)	RSUI	AIHL Re	CATA	EDC (1)	AIHL
Nine months ended September 30, 2008

Gross premiums written	$813.3	$0.4	$164.5	$60.7	$1,038.9
Net premiums written	504.9	0.2	140.2	55.9	701.2

Net premiums earned (2)	$521.9	$0.2	$142.0	$57.3	$721.4
Loss and loss adjustment expenses	333.4	—	70.2	75.8	479.4
Commission, brokerage and other underwriting expenses (3)	132.6	0.1	59.0	21.4	213.1

Underwriting profit (loss) (4)	$55.9	$0.1	$12.8	$(39.9)	$28.9

Net investment income (2)					93.1
Net realized capital losses (2)					(52.2)
Other income (2)					0.4
Other expenses (3)					(24.7)

Earnings from continuing operations before income taxes					$45.5

Loss ratio (5)	63.9%	—	49.4%	132.2%	66.5%
Expense ratio (6)	25.4%	37.6%	41.6%	37.4%	29.5%

Combined ratio (7)	89.3%	37.6%	91.0%	169.6%	96.0%

Nine months ended September 30, 2007

Gross premiums written	$945.1	$0.7	$194.5	$21.8	$1,162.1
Net premiums written	559.0	1.8	156.6	18.8	736.2

Net premiums earned (2)	$528.5	$24.1	$148.2	$20.2	$721.0
Loss and loss adjustment expenses	244.2	—	67.4	13.7	325.3
Commission, brokerage and other underwriting expenses (3)	120.3	0.1	61.3	4.8	186.5

Underwriting profit (4)	$164.0	$24.0	$19.5	$1.7	$209.2

Net investment income (2)					93.6
Net realized capital gains (2)					21.0
Other income (2)					0.4
Other expenses (3)					(39.4)

Earnings from continuing operations before income taxes					$284.8

Loss ratio (5)	46.2%	—	45.5%	67.8%	45.1%
Expense ratio (6)	22.8%	0.5%	41.3%	23.7%	25.9%

Combined ratio (7)	69.0%	0.5%	86.8%	91.5%	71.0%

(1)	Includes the results of EDC, net of purchase accounting adjustments, commencing July 18, 2007. See Note 16 to the Notes to the Consolidated Financial Statements set forth in Item 8 of our 2007 10-K.

(2)	Represent components of total revenues.

(3)	Commission, brokerage and other underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses attributable to underwriting activities, whereas the remainder constitutes other expenses.

(4)	Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or net realized capital gains. Underwriting profit does not replace net income determined in accordance with GAAP as a measure of profitability; rather, we believe that underwriting profit, which does not include net investment income and other income or net realized capital gains, enhances the understanding of AIHL’s insurance operating units’ operating results by highlighting net income attributable to their underwriting performance. With the addition of net investment income and other income and net realized capital gains, reported pre-tax net income (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting profit as an important measure in the overall evaluation of performance.

(5)	Loss and loss adjustment expenses divided by net premiums earned, all as determined in accordance with GAAP.

(6)	Underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.

(7)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on losses (including loss adjustment expenses) and underwriting expenses.

          Discussion of individual AIHL operating unit results follows, and AIHL investment results are discussed below under “Investments.”
RSUI
          The decrease in gross premiums written by RSUI in the first nine months of 2008 from the corresponding 2007 period primarily reflects continuing and increasing price competition, particularly in RSUI’s general liability and property lines of business. RSUI’s net premiums earned decreased in the first nine months of 2008 from the corresponding 2007 period due to a decrease in the property line of business, partially offset by a modest increase in the casualty lines of business. The decrease in property premiums earned is due to substantially lower premium writings, partially offset by reduced reinsurance limits being purchased and reduced rates paid for catastrophe and per risk reinsurance coverage renewed at May 1, 2007. The modest increase in casualty premiums earned primarily reflects the growth of RSUI’s binding authority line of business and the non-renewal of a professional liability quota share reinsurance treaty, which expired on April 1, 2007. The binding authority line writes small, specialized coverages pursuant to underwriting authority arrangements with managing general agents.
          The increase in loss and loss adjustment expenses in the first nine months of 2008 primarily reflects net catastrophe losses of $121.3 million, partially offset by an aggregate $32.4 million of prior accident year loss reserve releases, compared with $1.1 million of net catastrophe losses (excluding Hurricane Katrina reserve strengthening) and an $8.8 million net reserve increase of prior accident year loss reserves (including Hurricane Katrina reserve strengthening, as described below) during the corresponding 2007 period. Of the $121.3 million net catastrophe loss in the 2008 period, $56.8 million relates to Hurricane Ike, $22.7 million relates to Hurricane Gustav, and $19.5 million related to Hurricane Dolly, all of which occurred during the 2008 third quarter. The $32.4 million net reserve release ($15.7 million of which was released in the 2008 third quarter) primarily reflects favorable casualty loss emergence in the 2003, 2004, 2005 and 2006 accident years for the D&O liability, professional liability and general liability lines of business. Such reduction did not impact the assumptions used in estimating RSUI’s loss and loss adjustment expense liabilities for business earned in 2008. The $8.8 million net reserve increase in the 2007 period (which includes a net reserve release of $9.0 million in the 2007 third quarter) during the first nine months of 2007 reflects an increase in estimated losses and loss adjustment expenses related to Hurricane Katrina in the amount of $30.9 million, partially offset by an aggregate $22.1 million decrease in reserves reflecting favorable loss emergence in prior accident years for the professional liability and D&O liability lines of business.
          RSUI’s reported hurricane losses represent management’s current best estimate and are based on management’s assessment of information from actual claim reports, information derived from third-party catastrophe modeling software and industry loss estimates. In addition, RSUI’s reported hurricane losses include estimates of unreported claims, anticipated adverse development on reported claims and a degree of demand surge. RSUI’s actual losses from the hurricanes, however, may exceed its estimates as a result of, among other things, the receipt of additional information from insureds, the attribution of losses to coverages which, for purposes of estimates, were assumed not to be exposed, and inflation in repair costs due to the limited availability of labor and materials, in which case RSUI’s operating results and financial condition could be further materially adversely affected.
          The increase in loss and loss adjustment expenses described above was the primary cause for the decrease in RSUI’s underwriting profit in the first nine months of 2008 from the corresponding 2007 period. In addition, the catastrophe losses described above were the primary cause of RSUI’s underwriting loss in the 2008 third quarter.
          The increase in RSUI’s underwriting expenses in the first nine months of 2008 from the corresponding 2007 period primarily reflects lower ceding commissions primarily resulting from the non-renewal of RSUI’s professional liability quota share reinsurance treaty which expired in April 2007, as well as lower ceding commissions on RSUI’s reinsurance arrangements for other casualty lines of business due to a reduction in premiums written in such lines.
          Rates at RSUI in the first nine months of 2008, compared with the corresponding 2007 period, reflect overall industry trends of downward pricing as a result of increased competition, with decreased rates in all of RSUI’s lines of business. RSUI is also seeing fewer opportunities to write business, as a more competitive market causes less business to flow into the wholesale and/or excess and surplus marketplace in which RSUI operates.
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
AIHL Re
          AIHL Re was formed in June 2006 as a captive reinsurance subsidiary of AIHL to provide catastrophe reinsurance coverage for AIHL’s insurance operating units and affiliates. AIHL Re’s results for the first nine months of 2008 reflect premiums earned pursuant to a reinsurance agreement with Homesite which expired on March 31, 2008. In connection with the expiration of the agreement, the trust funds established to secure AIHL Re’s obligations to make payments to

Homesite under such reinsurance agreement were dissolved and the $20.0 million in such funds was disbursed to AIHL Re in April 2008. AIHL Re’s underwriting profit in the first nine months of 2007 reflects the absence of catastrophe losses during the period when AIHL Re was participating in the catastrophe reinsurance programs of both Homesite and RSUI. AIHL Re’s participation in such RSUI catastrophe reinsurance program expired in April 2007.
CATA
          CATA’s net premiums earned in the first nine months of 2008 decreased from the corresponding 2007 period, primarily reflecting continuing and increasing price competition in CATA’s property and casualty (including in excess and surplus markets) and commercial surety lines of business, partially offset by net premiums earned in CATA’s recently established specialty markets division. The increase in loss and loss adjustment expenses in the first nine months of 2008 from the corresponding 2007 period primarily reflects an $8.7 million release of prior accident year loss reserves during the 2008 period, compared with a $14.0 million release of prior accident year loss reserves during the corresponding 2007 period. These reserve releases were primarily of casualty and surety prior accident year reserves. The portion of the foregoing reserve releases that was made during the three months ended September 30, 2008 and 2007 was $4.8 million and $4.6 million, respectively. CATA’s 2008 reserving actions did not impact the assumptions used in estimating CATA’s loss and loss adjustment expense liabilities for its casualty and surety lines of business earned in 2008. The increase in loss and loss adjustment expenses described above and lower earned premium were the primary causes for the decrease in CATA’s underwriting profit in the first nine months of 2008 from the corresponding 2007 period.
          Rates at CATA in the first nine months of 2008, compared with the corresponding 2007 period, reflect overall industry trends of lower pricing as a result of increased competition, causing a reduction of premium volumes in CATA’s lines of business.
EDC
          AIHL’s results include the results of EDC, net of purchase accounting adjustments, commencing July 18, 2007. See Note 16 to the Notes to the Consolidated Financial Statements set forth in Item 8 of our 2007 10-K. EDC’s net premiums earned in the first nine months of 2008 reflect increased competition, decreasing rates, reduction of exposure as measured by insured payroll and declining renewal retention rates in its California workers’ compensation business. Loss and loss adjustment expenses in the first nine months of 2008 reflect the exposure of EDC’s underlying book of business, and the trend of increasing loss costs, as well as a $24.7 million reserve increase in the second quarter of 2008, consisting of $14.9 million related to prior accident years and $9.8 million related to the 2008 accident year. The increases for both the prior accident years and the 2008 accident year primarily reflect a significant acceleration in claims emergence and higher than anticipated increases in industry-wide severity. These increases in reserves also caused EDC to write off its deferred acquisition cost asset of $2.1 million and establish a modest premium deficiency reserve in the 2008 second quarter. Underwriting expenses in the first nine months of 2008 reflect a decline in acquisition expenses during the 2008 third quarter as net premiums earned declined while the level of overhead expense stayed relatively constant. The loss and loss adjustment expenses described above were the primary cause of EDC’s underwriting losses in the third quarter and first nine months of 2008.

     Reserve Review Process
          At least on a quarterly basis, AIHL’s insurance operating units analyze liabilities for unpaid losses and loss adjustment expenses, or “LAE,” established in prior years and adjust their expected ultimate cost, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid losses and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. The following table presents the reserves established in connection with the losses and LAE of AIHL’s insurance operating units on a gross and net basis by line of business. These reserve amounts represent the accumulation of estimates of ultimate losses (including for claims incurred but not yet reported, or “IBNR”) and LAE.

					Workers’
( in millions)	Property	Casualty(1)	CMP(2)	Surety	Comp(3)	All Other(4)	Total
At September 30, 2008
Gross loss and LAE reserves	$469.3	$1,821.6	$79.9	$22.0	$215.1	$56.6	$2,664.5

Reinsurance recoverables on unpaid losses	(193.7)	(829.3)	(0.8)	(0.2)	(9.0)	(35.4)	(1,068.4)

Net loss and LAE reserves	$275.6	$992.3	$79.1	$21.8	$206.1	$21.2	$1,596.1

At December 31, 2007
Gross loss and LAE reserves	$332.1	$1,683.2	$85.0	$20.6	$187.4	$71.4	$2,379.7

Reinsurance recoverables on unpaid losses	(126.4)	(799.5)	(1.1)	(0.3)	(8.8)	(46.4)	(982.5)

Net loss and LAE reserves	$205.7	$883.7	$83.9	$20.3	$178.6	$25.0	$1,397.2

(1)	Primarily consists of excess and umbrella, D&O liability, professional liability, and general liability. Excludes loss and LAE reserves from Darwin (Darwin’s operations are classified as discontinued operations).

(2)	Commercial multiple peril.

(3)	Workers’ compensation amounts include EDC, net of purchase accounting adjustments (see Note 16 to the Notes to the Consolidated Financial Statements set forth in Item 8 of our 2007 10-K). Such adjustments include a minor reduction of gross and net loss and LAE for acquisition-date discounting, as required under purchase accounting.

(4)	Primarily consists of loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees. The loss and LAE reserves are ceded 100 percent to the sellers. Additional information regarding the loss reserve guarantees can be found in Note 5 to the Notes to the Consolidated Financial Statements set forth in Item 8 of our 2007 10-K Report.
Changes in Loss and LAE Reserves between September 30, 2008 and December 31, 2007
          Gross Reserves. The increase in gross loss and LAE reserves at September 30, 2008 from December 31, 2007 primarily reflects increases in casualty, property, and to a lesser extent, workers’ compensation gross loss and LAE reserves, partially offset by modest decreases in other gross loss and LAE reserves. The increase in casualty gross loss and LAE reserves primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior accident years at RSUI. Such increases for RSUI were partially offset by net releases of prior accident year reserves. The increase in property gross loss and LAE reserves primarily reflects three significant catastrophe gross losses incurred by RSUI during the third quarter of 2008 (Hurricanes Ike, Gustav and Dolly). The increase in workers’ compensation gross loss and LAE reserves primarily relate to increases to both current and prior accident year reserves by EDC. The decrease in other reserves is due primarily to a reduction in loss and LAE reserves acquired in connection with prior acquisitions which are ceded 100 percent to the sellers.
          Net Reserves. The increase in net loss and LAE reserves at September 30, 2008 from December 31, 2007 primarily reflects increases in casualty, property and, to a lesser extent, workers’ compensation net loss and LAE reserves. The increase in casualty net loss and LAE reserves primarily reflects anticipated loss reserves on current accident year premiums earned and limited net paid loss activity for the current and prior accident years at RSUI. Such increases for RSUI were partially offset by net releases of prior accident year reserves. The increase in property net loss and LAE reserves primarily reflects three significant catastrophe net losses incurred by RSUI during the third quarter of 2008 (Hurricanes Ike, Gustav and Dolly), partially offset by a corresponding increase in reinsurance recoverables. The increase in workers’ compensation net loss and LAE reserves is primarily due to increases to both current and prior accident year reserves by EDC.
Reinsurance Recoverables
          At September 30, 2008, AIHL had total reinsurance recoverables of $1,084.8 million, consisting of $1,068.4 million of recoverables on unpaid losses and $16.4 million of recoverables on paid losses. Approximately 91.2 percent of AIHL’s reinsurance recoverables balance at September 30, 2008 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher.
Corporate Activities Results from Operations
          Corporate activities recorded a pre-tax gain of $15.0 million on revenues of $22.5 million in the 2008 third quarter, compared with a pre-tax loss of $5.7 million on revenues of $2.4 million in the corresponding 2007 period, and a pre-tax gain of $81.9 million on revenues of $109.5 million in the first nine months of 2008, compared with a pre-tax gain of $57.1 million on revenues of $85.0 million in the corresponding 2007 period. The results for the first nine months of 2008 and 2007 primarily reflect net realized capital gains at the parent level of $96.2 million and $56.1 million, respectively, resulting principally from the sale of approximately 1.2 million shares and approximately 0.8 million shares, respectively, of Burlington Northern common stock. In both cases, the sales occurred in the first three months of the year, with an additional sale occurring in the 2008 third quarter. As of September 30, 2008, we held approximately 3.8 million shares of Burlington Northern common stock with an aggregate market value at that date of approximately $307.8 million. The results for the first nine months of 2007 also benefited from the sale by Alleghany Properties of certain real estate holdings in the 2007 first quarter which generated a pre-tax gain of approximately $7.2 million, compared with immaterial sales activity during the comparable 2008 period.
          On July 18, 2008, our Alleghany Capital Corporation subsidiary acquired approximately 40.45 percent of the voting interests of ORX, a regional oil and gas exploration and production company, through a purchase of participating preferred stock for cash consideration of $50.0 million. This investment is reflected in our financial statements in other invested assets. Our interest in ORX is included in corporate activities for segment reporting purposes and is accounted for under the equity-method of accounting.

     Investments
          On a consolidated basis, our invested asset portfolio was approximately $4.23 billion as of September 30, 2008, a decrease of 0.5 percent from approximately $4.25 billion at December 31, 2007. The decrease is due to a net decrease in net unrealized appreciation on our investment portfolio during the first nine months of 2008, partially offset by positive cash flow from underwriting activities at our insurance operating units.
          At September 30, 2008, the average duration of our consolidated debt securities portfolio (excluding short-term investments) was 4.0 years, compared with 4.3 years at December 31, 2007. The following is information relating to our consolidated investments.

	Nine months ended
	September 30,	September 30,
(in millions)	2008	2007
Net investment income
AIHL	$93.1	$93.6
Corporate activities	12.5	17.4

Total	105.6	$111.0

Net realized capital (losses) gains
AIHL	$(52.2)	$21.0
Corporate activities	96.2	56.1

Total	$44.0	$77.1
          The slight decrease in AIHL’s net investment income in the first nine months of 2008 compared with the corresponding 2007 period is due principally to lower average investment yields during the first nine months of 2008, largely offset by the net positive effect from the acquisition of EDC and positive underwriting cash flow. Net realized capital losses for AIHL in the first nine months of 2008 include $114.2 million of impairment charges related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings as realized losses regardless of whether we continue to hold the applicable security, partially offset by $62.0 million of net realized capital gains on the sale of securities by AIHL. Of the $114.2 million of impairment charges ($51.8 million of which was incurred in the 2008 third quarter), $42.9 million related to energy sector (including refinery) equity holdings, $31.4 million related to financial sector equity holdings and $2.1 million related to fixed income security holdings. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the declines in fair value of such securities relative to cost as of the balance sheet date. The deterioration of U.S. equity market conditions continued during October 2008, and if such conditions persist or deteriorate further, we may be required to record additional impairment charges at 2008 year-end, which could have a material and adverse impact on our results of operations. Net realized capital gains in the first nine months of 2007 include $28.7 million of net realized capital gains on the sale of securities by AIHL, partially offset by $7.7 million of impairment charges related principally to unrealized losses related to AIHL’s mortgage- and asset-backed bond holdings.
          The decrease in corporate activities’ net investment income in the first nine months of 2008 from the corresponding 2007 period reflects (i) lower earnings from our share of earnings in Homesite, net of purchase accounting adjustments, in the 2008 period; (ii) poor results from parent-level partnership investments in 2008; (iii) lower average investment yields during the first nine months of 2008; and (iv) lower average fixed income assets during the 2008 period due to capital contributions made by parent to AIHL in connection with AIHL’s acquisition of EDC in

July 2007. As previously noted, the net realized capital gains for corporate activities in both the 2008 and 2007 periods are due primarily to the sale of Burlington Northern common stock.
          As of September 30, 2008 and December 31, 2007, no equity security was in a continuous unrealized loss position for twelve months or more.
          After adjusting the cost basis of our equity securities for the recognition of unrealized losses through impairment charges, following is information regarding our unrealized gains (losses), before tax, on Alleghany’s equity securities:

(in millions)	At September 30, 2008	At December 31, 2007
Gross unrealized gain	$367.1	$513.7
Gross unrealized (loss)	(69.2)	(28.7)

Net unrealized gain	$297.9	$485.0
          At September 30, 2008, our mortgage- and asset-backed securities portfolio, which constitutes $698.1 million of our debt securities portfolio, was backed by the following types of underlying collateral (in millions):

Type of Underlying Collateral	Fair Value	Average Rating

Guaranteed by FNMA or FHLMC(1)	$200.1	Aaa / AAA
Guaranteed by GNMA(2)	$87.8	Aaa/AAA
Prime(3)	364.2	Aaa / AAA
Alt-A(3)	38.0	Aaa / AAA
Sub-prime(3)	8.0	Aaa / AAA

Total	$698.1	Aaa / AAA

(1)	“FNMA” refers to the Federal National Mortgage Association; and “FHLMC” refers to the Federal Home Loan Mortgage Corporation.

(2)	“GNMA” refers to the Government National Mortgage Association.

(3)	As defined by Standard & Poor’s.
          The overall debt securities portfolio credit quality is measured using the lower of either Standard & Poor’s or Moody’s rating. The weighted average rating at September 30, 2008 was AA+, with all securities rated investment grade.
Financial Condition
          Parent Level
          In general, we follow a strategy of maintaining a relatively liquid financial condition at the parent company in the form of cash, marketable securities, available credit lines and minimal amounts of debt. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. At September 30, 2008, we held approximately $520.0 million of marketable securities and cash at the parent company. We also held $228.4 million of marketable securities and cash at AIHL, which, when added to parent company holdings totaled $748.4 million in marketable securities and cash. In addition, upon the closing of the Darwin merger transaction in October 2008, AIHL received approximately $300 million in cash related to the sale of our shares of Darwin common stock. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures at September 30, 2008.
          Stockholders’ equity decreased to $2,689.5 million as of September 30, 2008, compared with $2,784.3 million as of December 31, 2007, representing a decrease of 3.4 percent. The decrease in stockholders’ equity reflects a net decrease in net unrealized appreciation on our investment portfolio during the first nine months of 2008, partially offset by an increase in net earnings in the first nine months of 2008.
          In addition to our liquid assets, we are party to a three-year unsecured credit agreement, or the “Credit Agreement,” with a bank syndicate, providing commitments for revolving credit loans in an aggregate principal amount of up to $200.0 million. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes. At our option, borrowings under the Credit Agreement will bear interest at either (x) the higher of (i) the administrative agent’s prime commercial lending rate or (ii) the federal funds rate plus 0.50 percent, or (y) the London Interbank Overnight Rate plus a margin (currently 65 basis points) based on our Standard & Poors and/or Moody’s rating. The Credit Agreement requires that all loans shall be repaid in full no later than the Maturity Date, or October 23, 2009, although we may request up to two one-year extensions of the Maturity Date subject to meeting certain conditions and upon agreement of the Lenders. The Credit Agreement charges us a commitment fee of 0.15 percent of 1 percent per annum of the unused commitment. We have not borrowed any amounts under the Credit Agreement in the first nine months of 2008.
          In February 2008, Alleghany announced that its Board of Directors had authorized the repurchase of shares of Alleghany common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million. In November 2008, the authorization to repurchase Alleghany common stock was expanded to include repurchases of Alleghany’s 5.75% Mandatory Convertible Preferred Stock. During the first nine months of 2008, we repurchased an aggregate of 78,817 shares of our common stock in the open market for approximately $25.1 million, at an average price per share of $318.05. As of September 30, 2008 and December 31, 2007, we had 8,272,771 and 8,322,348 shares of our common stock outstanding, respectively, adjusted to reflect the common stock dividend declared in February 2008 and paid in April 2008.
          Subsidiaries
          Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures at September 30, 2008.
          With respect to our insurance operating units, their obligations and cash outflow include claim settlements, administrative expenses and purchases of investments. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, our insurance operating units accumulate funds which they invest pending the need for liquidity. As an insurance company’s cash needs can be unpredictable due to the uncertainty of the claims settlement process, AIHL’s investment portfolio, which includes those of its insurance operating units, is composed primarily of debt securities and short-term investments to ensure the availability of funds and maintain a sufficient amount of liquid securities. As of September 30, 2008, investments and cash represented 63.8 percent of the assets from continuing operations of AIHL and its insurance operating units.
          On June 27, 2008, Darwin, of which AIHL owned approximately 55 percent, entered into a merger agreement with Allied World Assurance Company Holdings, Ltd. (“Allied World”), whereby Allied World agreed to acquire all of the issued and outstanding shares of Darwin common stock for cash consideration of $32.00 per share. The transaction closed on October 20, 2008, at which time Alleghany received aggregate proceeds of approximately $300 million in cash for AIHL’s 9,371,096 shares of Darwin common stock. Alleghany estimates that it will record an after-tax gain from the transaction of approximately $94 million in the 2008 fourth quarter, including approximately $9 million of gain deferred at the time of Darwin’s initial public offering in May 2006.
Recent Accounting Pronouncements
Recently Adopted
          In September 2006, FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), was issued. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have adopted the provisions of SFAS 157 as of January 1, 2008, and the implementation did not have a material impact on our results of operations and financial condition. See Note 7 to the Notes to the Unaudited Consolidated Financial Statements contained herein.
          In October 2008, Financial Accounting Standards Board Staff Position No. 157-3 (“FSP FAS157-3”) was issued. FSP FAS157-3 clarifies the application of SFAS 157 in an inactive market. If a market becomes inactive, then the fair value determination for securities in that market may be based on inputs that are unobservable in the market, rather than being based on either unadjusted quoted prices or observable market inputs. FSP FAS157-3 is effective upon issuance, including periods for which financial statements have not been issued. We have adopted the provisions of FSP FAS157-3 as of September 30, 2008, and the implementation did not have a material impact on our results of operations and financial condition. See Note 7 to the Notes to the Unaudited Consolidated Financial Statements contained herein.
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
          The table below presents a sensitivity analysis of our consolidated debt securities as of September 30, 2008. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates. In this sensitivity analysis model, we use fair values to measure potential change, and a +/- 100, 200 and 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical September 30, 2008 ending prices based on yields adjusted to reflect a +/- 100, 200 and 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding.
At September 30, 2008 ( in millions)

Interest rate shifts	-300	-200	-100	0	100	200	300

Debt securities, fair value	$2,932.8	$2,824.5	$2,716.6	$2,610.4	$2,508.6	$2,412.6	$2,322.2

Estimated change in fair value	$322.4	$214.1	$106.2	—	$(101.8)	$(197.8)	$(288.2)

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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS.
          There are no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2007 10-K, except that the following risk factor supersedes the identically titled risk factor in our 2007 10-K. You should refer to our 2007 10-K for other disclosures regarding the risks and uncertainties related to our businesses.
We invest some of our assets in equity securities, which may decline in value.
               We invest a portion of our investment portfolio in equity securities which are subject to fluctuations in market value. As of September 30, 2008, our investments in equity securities had a fair market value of approximately $853.2 million, which represented 20.2 percent of our investment portfolio. We hold our equity securities as available for sale, and any changes in the fair value of these securities, net of tax, would be reflected in our accumulated other comprehensive income as a component of stockholders’ equity. If we believe a decline in the value of a particular equity security is temporary, we record the decline as an unrealized loss in common stockholders’ equity. If we believe the decline, or impairment, is other than temporary, an impairment charge related to the unrealized loss is required to be charged against earnings as a realized loss, which may be material to our operating results, regardless of whether we continue to hold the security. A severe and/or prolonged downturn in equity markets could give rise to significant impairment charges. In the first nine months of 2008, our net realized capital gains of $44.0 million included $114.2 million of impairment charges due to a significant deterioration of U.S. equity market conditions during that period. The deterioration of U.S. equity market conditions continued during October 2008, and if such conditions persist or deteriorate further, we may be required to record additional impairment charges at 2008 year-end, which could have a material and adverse impact on our results of operations.
          As of September 30, 2008, our equity portfolio had investment concentrations in the common stock of Burlington Northern Santa Fe Corporation, or “Burlington Northern,” and in certain energy sector businesses. As of September 30, 2008, our Burlington Northern common stock holdings had a fair market value of $307.8 million, which represented 36.1 percent of our equity portfolio, and our energy sector equity holdings had an aggregate fair market value of $323.7 million, which represented 37.9 percent of our equity portfolio. These investment concentrations may lead to higher levels of short-term price volatility and variability in the level of unrealized investment gains or losses.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
          (c) Issuer Purchases of Equity Securities.
               The following table summarizes our common stock repurchases for the quarter ended September 30, 2008.

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
July 1, 2008 through July 31, 2008	416	$320.78
Aug. 1, 2008 through Aug. 31, 2008	54,211	314.79	54,211
Sept. 1, 2008 through Sept. 30, 2008	18,929	320.96	18,929

Total	73,556 (1)	$316.41	73,140	$274,943,806

(1) Of such shares, (i) 73,140 represent shares purchased pursuant to an authorization of the Board of Directors to purchase shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million and (ii) 416 represent the tender to us by certain directors of Alleghany and its subsidiaries of already-owned common stock as payment of the exercise price in connection with option exercises.
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

ALLEGHANY CORPORATION Registrant
Date: November 6, 2008	/s/ Roger B. Gorham
Roger B. Gorham
Senior Vice President (and chief financial officer)