Form 10-K
period 2008-12-31
ALLEGHANY CORP /DE
filed 2009-02-27
CIK 775368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-9371

ALLEGHANY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	51-0283071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7 Times Square Tower, New York, New York	10036 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(212) 752-1356

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
Yes ☐                    No ☑

As of June 30, 2008, the aggregate market value (based upon the closing price of these shares on the New York Stock Exchange) of the shares of Common Stock of Alleghany Corporation held by non-affiliates was $2,161,992,492.

As of February 20, 2009, 8,273,891 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to Annual Meeting of Stockholders of Alleghany Corporation to be held on April 24, 2009 are incorporated into Part III of this Form 10-K Report.

ALLEGHANY CORPORATION

Form 10-K Report
for the year ended December 31, 2008

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

Items 1 and 2. Business and Properties.

BUSINESS OVERVIEW

We were incorporated in 1984 under the laws of the State of Delaware. In December 1986, we succeeded to the business of our parent company, Alleghany Corporation, a Maryland corporation incorporated in 1929, upon its liquidation. We are engaged, through AIHL and its subsidiaries RSUI, CATA and EDC, in the property and casualty and surety insurance business. We also own an approximately 33 percent stake in Homesite Group Incorporated, or “Homesite,” a national, full-service, mono-line provider of homeowners insurance. In June 2006, we established AIHL Re as a captive reinsurance subsidiary of AIHL, and AIHL Re has, in the past, been available to provide reinsurance to our insurance operating units and affiliates. We also own and manage properties in Sacramento, California through our subsidiary Alleghany Properties, and are indirectly engaged in the oil and gas exploration and production business through our 40 percent ownership stake in ORX Exploration, Inc., or “ORX.”

We owned approximately 55 percent of Darwin Professional Underwriters, Inc., or “Darwin,” a specialty property and casualty insurer until October 20, 2008, when it was merged with a subsidiary of Allied World Assurance Company Holdings, Ltd, or “AWAC.” We were engaged in the industrial minerals business through World Minerals, Inc. and its subsidiaries, or “World Minerals,” until July 14, 2005, when we sold that business to Imerys USA, Inc. We were also engaged, through our subsidiary Heads & Threads International LLC, or “Heads & Threads,” in the steel fastener importing and distribution business until December 31, 2004 when Heads & Threads was merged with an acquisition vehicle formed by a private investor group led by Heads & Threads management and Capital Partners, Inc. As a result of our disposition of Darwin, World Minerals and Heads & Threads, these businesses have been classified as discontinued operations in this Form 10-K Report, and we no longer have any foreign operations.

On July 1, 2003, AIHL completed the acquisition of Resurgens Specialty Underwriting, Inc., or “Resurgens Specialty,” a specialty wholesale underwriting agency, from Royal Group, Inc., a subsidiary of Royal & SunAlliance Insurance Group plc, or “R&SA,” for cash consideration, including capitalized expenditures, of approximately $116.0 million. Resurgens Specialty became a subsidiary of RSUI. In connection with the acquisition of Resurgens Specialty, on June 30, 2003, RSUI acquired RSUI Indemnity Company, or “RIC,” to write admitted business underwritten by Resurgens Specialty, from Swiss Re America Holding Corporation for consideration of approximately $19.7 million, $13.2 million of which represented consideration for RIC’s investment portfolio and the balance of which represented consideration for licenses. On September 2, 2003, RIC purchased Landmark American Insurance Company, or “Landmark,” to write non-admitted business underwritten by Resurgens Specialty, from R&SA for cash consideration of $33.9 million, $30.4 million of which represented consideration for Landmark’s investment portfolio and the balance of which represented consideration for licenses. R&SA provided loss reserve guarantees for all of the loss and loss adjustment expense, or “LAE,” liabilities of Landmark that existed at the time of the sale. RIC and Landmark were further capitalized by us in an aggregate amount of approximately $520.0 million.

On December 29, 2006, AIHL invested approximately $120.0 million in Homesite. As consideration for its $120.0 million investment, Alleghany received shares of common stock of Homesite representing approximately 33 percent of Homesite’s outstanding common stock.

On July 18, 2007, AIHL acquired EDC for a purchase price of approximately $198.1 million, including approximately $5.6 million of incurred acquisition costs. AIHL owns approximately 98.5 percent of the common stock of EDC with EDC senior management owning the remainder.

On July 18, 2008, through our subsidiary Alleghany Capital Corporation, we acquired approximately 40 percent of the voting interests of ORX, a regional oil and gas exploration and production company, through a purchase of participating preferred stock for cash consideration of $50.0 million.

In 2008, we studied a number of potential acquisitions. We intend to continue to expand our operations through internal growth at our subsidiaries, as well as through possible operating company acquisitions and investments. At December 31, 2008, we had 826 employees, with 812 at our subsidiaries and 14 at the parent level. Our principal executive offices are located in leased office space of approximately 14,200 square feet at 7 Times Square Tower, New York, New York 10036, and our telephone number is (212) 752-1356.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” are available, free of charge, on our website at www.alleghany.com, as soon as reasonably practicable after we electronically file or furnish this material to the Securities and Exchange Commission. Our Financial Personnel Code of Ethics, Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters for our Audit, Compensation and Nominating and Governance Committees are also available on our website. In addition, interested parties may obtain, free of charge, copies of any of the above reports or documents upon request to the Secretary of Alleghany.

We refer you to Items 7 and 8 of this Form 10-K Report for further information about our business in 2008. Our consolidated financial statements are set forth in Item 8 of this Form 10-K Report and include our accounts and the accounts of our subsidiaries for all periods presented.

Property and Casualty and Surety Insurance Businesses

General Description of Business

AIHL is our holding company for our property and casualty and surety insurance operations. Property and casualty operations are conducted through RSUI, headquartered in Atlanta, Georgia, CATA, headquartered in Middleton, Wisconsin, and EDC, headquartered in Agoura Hills, California. Surety operations are conducted through CATA. AIHL Re, our Vermont-domiciled captive reinsurance company, has, in the past, been available to provide reinsurance to our insurance operating units and affiliates. Unless we state otherwise, references to AIHL include the operations of RSUI, CATA, EDC and AIHL Re. Since December 31, 2006, AIHL has also owned an approximately 33 percent stake in Homesite, a national, full-service, mono-line provider of homeowners insurance.

In general, property insurance protects an insured against financial loss arising out of loss of property or its use caused by an insured peril. Casualty insurance protects the insured against financial loss arising out of the insured’s obligation to others for loss or damage to property or persons, including, with respect to workers’ compensation insurance, persons who are employees. In 2008, property insurance accounted for approximately 38.8 percent and casualty insurance accounted for approximately 57.5 percent of AIHL’s gross premiums written. Surety bonds, both commercial and contract, are three-party agreements in which the issuer of the bond (the surety) joins with a second party (the principal) in guaranteeing to a third party (the owner/obligee) the fulfillment of some obligation on the part of the principal to the owner/obligee. In 2008, surety bonds accounted for approximately 3.7 percent of AIHL’s gross premiums written.

RSUI

General. RSUI, which includes the operations of its operating subsidiaries RIC, Landmark and Covington Specialty Insurance Company, or “Covington,” underwrites specialty insurance coverages in the property, umbrella/excess, general liability, directors and officers liability, or “D&O,” and professional liability lines of business. RSUI writes business on an admitted basis primarily through RIC in the 49 states and the District of Columbia where RIC is licensed and subject to form and rate regulations. RSUI writes business on an approved, non-admitted basis primarily through Landmark, which, as a non-admitted company, is not subject to state form and rate regulations and thus has more flexibility in its rates and coverages for specialized or hard-to-place risks. As of December 31, 2008, Landmark was approved to write business on a non-admitted basis in 49 states and on an admitted basis in Oklahoma. Covington, a New Hampshire domiciled insurer, was formed in September 2007 to, among other things, support future non-admitted business written primarily by RSUI’s binding authority department, which writes small, specialized coverages pursuant to underwriting authority arrangements with managing general agents.

Pursuant to quota share arrangements effective as of January 1, 2009, Landmark and Covington cede 90 percent of all their respective premiums and losses, gross of third party reinsurance, to RIC. As of December 31, 2008, the statutory surplus of RIC was approximately $1,001.9 million, the statutory surplus of Landmark was approximately $143.9 million and the statutory surplus of Covington was approximately $25.6 million. RIC is rated A (Excellent) by A.M. Best Company, Inc., or “A.M. Best,” an independent organization that analyzes the insurance industry. Landmark is rated A (Excellent) on a reinsured basis by A.M. Best, and Covington is rated A (Excellent) on a group basis by A.M. Best. RSUI leases approximately 133,000 square feet of office space in Atlanta, Georgia for its headquarters and approximately 34,000 square feet of office space in Sherman Oaks, California.

Distribution. At December 31, 2008, RSUI conducted its insurance business through approximately 159 independent wholesale insurance brokers located throughout the United States and 24 managing general agents. RSUI’s wholesale brokers are appointed on an individual basis based on management’s appraisal of expertise and experience, and only specific locations of a wholesale broker’s operations may be appointed to distribute RSUI’s products. Producer agreements which stipulate premium collection, payment terms and commission arrangements are in place with each wholesale broker. No wholesale broker holds underwriting, claims or reinsurance authority. RSUI has entered into underwriting authority arrangements with 24 managing general agents for small, specialized coverages. RSUI’s top five producing wholesale brokers accounted for approximately 52 percent of gross premiums written by RSUI in 2008. RSUI’s top two producing wholesale brokers, Swett & Crawford Group and CRC Insurance Services, accounted for, in the aggregate, approximately 30 percent of AIHL’s gross premiums written in 2008.

Underwriting. RSUI’s underwriting philosophy is based on handling only product lines in which its underwriters have underwriting expertise. RSUI generally focuses on higher severity, lower frequency specialty risks that can be effectively “desk underwritten” without the need for inspection or engineering reviews. RSUI tracks underwriting results for each of its underwriters and believes that the underwriting systems and applications it has in place facilitate efficient underwriting and high productivity levels. Underwriting authority is delegated on a “top-down” basis ultimately to individual underwriters based on experience and expertise. This authority is in writing and addresses maximum limits, excluded classes and coverages and premium size referral. Referral to a product line manager is required for risks exceeding an underwriter’s authority.

CATA

General. CATA, primarily through its wholly-owned subsidiaries Capitol Indemnity Corporation, or “Capitol Indemnity,” and Capitol Specialty Insurance Corporation, or “CSIC,” operates in 50 states and the District of Columbia, with a geographic concentration in the Midwestern and Plains states. Capitol Indemnity conducts its property and casualty insurance business on an admitted basis. Capitol Indemnity also writes surety products such as commercial surety bonds and contract surety bonds on a national basis. Commercial surety bonds include all surety bonds other than contract surety bonds and cover obligations typically required by law or regulation, such as license and permit coverage. Capitol Indemnity offers contract surety bonds in the non-construction segment of the market which secure performance under supply, service and maintenance contracts and developer subdivision bonds. CSIC conducts substantially all of its business on an approved, non-admitted basis and writes primarily specialty lines of property and casualty insurance for certain types of businesses or activities, including barber and beauty shops, bowling alleys, contractors, restaurants and taverns. Platte River is licensed in 50 states and the District of Columbia and operates in conjunction with Capitol Indemnity primarily by providing surety products and offering pricing flexibility in those jurisdictions where both Capitol Indemnity and Platte River are licensed.

The property and casualty business of CATA accounted for approximately 76.0 percent of its gross premiums written in 2008, while the surety business accounted for the remainder.

As of December 31, 2008, the statutory surplus of Capitol Indemnity was approximately $169.8 million, the statutory surplus of CSIC was $27.5 million, and the statutory surplus of Platte River was approximately $29.7 million. Capitol Indemnity, CSIC and Platte River are rated A (Excellent) on a reinsured basis by A.M. Best. CATA leases approximately 55,000 square feet of office space in Middleton, Wisconsin for its and Platte River’s headquarters.

Distribution. CATA conducts its insurance business through independent and general insurance agents located throughout the United States, with a concentration in the Midwestern and Plains states. At December 31, 2008, CATA had approximately 287 independent agents and 68 general agents licensed to write property and casualty and surety coverages, as well as approximately 285 independent agents licensed only to write surety coverages. The general agents write very little surety business and have full quoting and binding authority within the parameters of their agency contracts with respect to the property and casualty business that they write. Certain independent agents have binding authority for specific business owner policy products, including property and liability coverages and non-contract surety products. No agent of CATA had writings in excess of 10 percent of AIHL’s gross premiums written in 2008.

Underwriting. CATA’s underwriting strategy emphasizes underwriting profitability. Key elements of this strategy are prudent risk selection, appropriate pricing and coverage customization. All accounts are reviewed on an individual basis to determine underwriting acceptability. CATA is a subscriber to the Insurance Service Organization, or “ISO,” and Surety and Fidelity Association of America, or “SFAA,” insurance reference resources recognized by the insurance industry. Underwriting procedures, rates and contractual coverage obligations are based on procedures and data developed by the ISO for property and casualty lines and by the SFAA for surety lines. Underwriting acceptability is determined by type of business, claims experience, length of time in business and business experience, age and condition of premises occupied and financial stability. Information is obtained from, among other sources, agent applications, financial reports and on-site loss control surveys. If an account does not meet pre-determined acceptability parameters, coverage is declined. If an in-force policy becomes unprofitable due to extraordinary claims activity or inadequate premium levels, a non-renewal notice is issued in accordance with individual state statutes and rules.

Employers Direct Corporation

General. EDC’s main business is workers’ compensation insurance, which is conducted on a direct basis through its wholly-owned subsidiary Employers Direct Insurance Company, or “EDIC.” EDIC was granted its Certificate of Authority by the California Department of Insurance and began writing workers’ compensation insurance on January 1, 2003. EDIC is currently licensed in seven additional states, but its sales effort is almost exclusively focused in California. Workers’ compensation insurance provides coverage for the statutorily prescribed benefits that employers are obligated to provide for their employees who are injured in the course of employment. In 2007, EDC formed eDirect Insurance Services, Inc. which does business as Plenary Insurance Services, or “Plenary.” Plenary is a commercial retail intermediary insurance brokerage and consulting company which specializes in the marketing and cross-selling to current EDIC policyholders of employee benefits and health and welfare plans, executive benefits, and voluntary benefits, which are employee benefit programs where the employee pays, generally through payroll deductions, 100 percent of the cost of benefits.

As of December 31, 2008, the statutory surplus of EDIC was approximately $140.7 million. EDIC is rated A- (Excellent) by A.M. Best. EDC leases approximately 66,000 square feet of office space in Agoura Hills, California.

Distribution. EDIC markets and sells its products primarily through a direct sales force, as well as through a managing general underwriter for certain program business.

Underwriting.

Direct Sales. For direct sales, EDIC employs a broad-based underwriting process, with underwriting standards that contain minimum sizes, retention levels and prohibited risk classes. Aggregate exposures are limited with respect to risk classifications and any individual insured. Exposure is managed by generally avoiding industries and businesses considered to involve the potential for severe losses or high exposure to multiple injuries resulting from a single occurrence. The underwriting process involves an evaluation of each potential insured for its acceptability, risk and loss exposures, and EDIC’s ability to offer a competitive price consistent with its targeted loss ratio. The underwriting department monitors the performance of each account throughout the coverage period, and upon renewal, the profitability of each account is reviewed and factored into the terms and conditions of any coverage going forward.

Program Sales. In general, for program sales, EDIC develops specific underwriting guidelines for each program written. Classifications, premium size, financial requirements, audit performance and general operational characteristics are described. The underwriting process involves an evaluation of each potential insured for its acceptability, risk and loss exposures and fit within the program underwriting guidelines. The EDIC underwriting department monitors the performance of each program throughout the coverage period, and upon renewal, the profitability of the overall program and each large account is reviewed and factored into any renewal of the program. Although underwriting authority is designated, any risk with standard premium in excess of $150,000 is referred to EDIC and analyzed in a similar manner to direct sales business. For referred accounts, EDIC develops individual pricing plans and customizes loss control and claims programs.

AIHL Re LLC

AIHL Re was formed in June 2006 as a captive reinsurance subsidiary of AIHL to provide catastrophe reinsurance coverage for RSUI. AIHL Re and RSUI entered into a reinsurance agreement, effective July 1, 2006, whereby AIHL Re, in exchange for market-based premiums, took that portion of RSUI’s catastrophe reinsurance program not covered by third-party reinsurers. This reinsurance coverage expired on April 30, 2007, and AIHL Re has not participated in RSUI’s catastrophe reinsurance programs since that date.

AIHL Re and Homesite entered into a reinsurance agreement, effective April 1, 2007, whereby AIHL Re, in exchange for annual premium of approximately $2.0 million, provided $20.0 million of excess-of-loss reinsurance coverage to Homesite under its catastrophe reinsurance program which is concentrated in the Northeast region of the United States. To secure AIHL Re’s obligations to make payments to Homesite under the April 1, 2007 agreement, a deposit of $20.0 million was made into a trust fund established for the benefit of Homesite. This reinsurance coverage expired on March 31, 2008, and AIHL Re did not participate in Homesite’s catastrophe reinsurance program for the 2008-2009 period. In connection with the expiration of the reinsurance agreement, the trust fund established to secure AIHL Re’s obligations to make payments to Homesite under such reinsurance agreement was dissolved and the $20.0 million in such fund was disbursed to AIHL Re in April 2008.

AIHL Re had no employees at December 31, 2008.

Changes in Historical Net Loss and LAE Reserves

The following table shows changes in historical net loss and LAE reserves for AIHL for each year since 2002. The first line of the upper portion of the table shows the net reserves at December 31 of each of the indicated years, representing the estimated amounts of net outstanding losses and LAE for claims arising during that year and in all prior years that are unpaid, including losses that have been incurred but not yet reported to AIHL’s insurance operating units. The upper (paid) portion of the table shows the cumulative net amounts paid as of December 31 of successive years with respect to the net reserve liability for each year. The lower portion of the table shows the re-estimated amount of the previously recorded net reserves for each year based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about claims for individual years. In evaluating the information in the table, it should be noted that a reserve amount reported in any period includes the effect of any subsequent change in such reserve amount. For example, if a loss was first reserved in 2002 at $100,000 and was determined in 2003 to be $150,000, the $50,000 deficiency would be included in the Cumulative (Deficiency) Redundancy row shown below for each of the years 2002 through 2007.

Conditions and trends that have affected the development of the net reserve liability in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

Changes in Historical Net Reserves for Losses and LAE

	Years Ended December 31
	2002	2003	2004	2005	2006	2007	2008
	(in millions)

Net liability as of the end of year	$113.3	$276.0	$639.0	$952.9	$1,127.5	$1,412.9	$1,570.3
Cumulative amount of net liability paid as of:
One year later	47.4	72.6	239.4	172.7	243.3	296.1
Two years later	80.6	116.8	310.8	356.1	421.7
Three years later	100.1	149.6	365.2	493.2	–
Four years later	110.1	173.7	413.6	–	–
Five years later	115.8	191.7	–	–	–
Six years later	121.7	–	–	–	–
Net liability re-estimated as of:
One year later	134.0	268.7	631.8	943.2	1,115.4	1,370.0
Two years later	147.7	264.6	620.1	941.2	1,047.9
Three years later	149.0	268.1	593.3	899.7	–
Four years later	150.7	263.8	584.1	–	–
Five years later	153.5	262.0	–	–	–
Six years later	151.7	–	–	–	–
Cumulative (Deficiency) Redundancy	(38.4)	14.0	54.9	53.2	79.6	42.8
Gross Liability-End of Year	$258.1	$438.0	$1,246.4	$2,571.9	$2,228.9	$2,379.7	$2,578.6
Less: Reinsurance Recoverable	144.8	162.0	607.4	1,619.0	1,101.4	966.8	1,008.3

Net Liability-End of Year	$113.3	$276.0	$639.0	$952.9	$1,127.5	$1,412.9	$1,570.3

Gross Re-estimated Liability-Latest	$295.2	$445.6	$1,200.4	$2,442.0	$2,078.6	$2,310.8	$2,578.6
Re-estimated Recoverable-Latest	143.5	183.6	616.3	1,542.3	1,030.7	940.8	1,008.3

Net Re-estimated Liability-Latest	$151.7	$262.0	$584.1	$899.7	$1,047.9	$1,370.0	$1,570.3

Gross Cumulative (Deficiency)
Redundancy	$(37.1)	$(7.7)	$45.9	$129.9	$150.3	$68.9	$–

The net cumulative redundancies in 2004, 2005 and 2006 primarily reflect net reserve releases by CATA and RSUI, partially offset by catastrophe related net reserve increases by RSUI in 2006 and 2007. RSUI’s 2006 and 2007 reserving actions primarily reflect increases in estimated ultimate losses related to Hurricane Katrina, partially offset by reserve releases related to RSUI’s casualty lines of business, as discussed on pages 44 and 45 of this Form 10-K Report.

The reconciliation between the aggregate net loss and LAE reserves of AIHL reported in the annual statements filed with state insurance departments prepared in accordance with statutory accounting practices, or “SAP,” and those reported in AIHL’s consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America, or “GAAP,” for the last three years is shown below (in millions):

Reconciliation of Reserves for Losses and LAE from SAP Basis to GAAP Basis

	2008	2007	2006

Statutory reserves	$1,573.1	$1,417.4	$1,128.2
Reinsurance recoverables*	1,008.3	966.8	1,101.4
Purchase accounting adjustment	(2.8)	(4.5)	(0.7)

GAAP reserves	$2,578.6	$2,379.7	$2,228.9

*	Reinsurance recoverables in this table include only ceded loss reserves. Amounts reflected under the caption “Reinsurance recoverables” on our consolidated balance sheets set forth in Item 8 of this Form 10-K Report also include paid loss recoverables.

The reconciliation of beginning and ending aggregate reserves for unpaid losses and LAE of AIHL for the last three years is shown below (in millions):

Reconciliation of Reserves for Losses and LAE

	2008	2007	2006

Reserves as of January 1	$2,379.7	$2,228.9	$2,571.9
Reserves acquired	–	165.0	–
Less: reinsurance recoverables	966.8	1,101.4	1,619.0

Net reserves	1,412.9	1,292.5	952.9

Incurred loss, net of reinsurance, related to:
Current year	612.8	480.1	420.0
Prior years	(42.8)	(31.1)	(9.7)

Total incurred loss, net of reinsurance	570.0	449.0	410.3

Paid loss, net of reinsurance, related to:
Current year	116.4	71.7	63.0
Prior years	296.2	256.9	172.7

Total paid loss, net of reinsurance	412.6	328.6	235.7

Reserves, net of reinsurance recoverables, as of December 31	1,570.3	1,412.9	1,127.5
Reinsurance recoverables, as of December 31*	1,008.3	966.8	1,101.4

Reserves, gross of reinsurance recoverables, as of December 31	$2,578.6	$2,379.7	$2,228.9

*	Reinsurance recoverables in this table include only ceded loss reserves. Amounts reflected under the caption “Reinsurance recoverables” on our consolidated balance sheets set forth in Item 8 of this Form 10-K Report also include paid loss recoverables.

Asbestos and Environmental Impairment Reserves

AIHL’s reserves for losses and LAE include amounts for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance of certain general liability and commercial multiple peril coverages assumed by Capitol Indemnity between 1969 and 1976. Capitol Indemnity exited this business in 1976. For the year ended December 31, 2008, the aggregate gross loss and LAE payments for asbestos and environmental impairment claims of CATA were $2.5 million, compared with $0.9 million in 2007. The increase in payments is due to a significant increase in commutations in the 2008 period. As of December 31, 2008, reserves of CATA totaled approximately $14.9 million for asbestos liabilities and approximately $5.5 million for environmental liabilities, resulting in aggregate asbestos and environmental reserves of $20.4 million. At December 31, 2008, the reserves for asbestos liabilities were approximately 11.3 times the average paid claims for the prior three-year period, compared with 15.8 times at December 31, 2007. The reserves for environmental impairment liabilities were approximately 12.2 times the average paid claims for the prior three-year period, compared with 32.5 times at December 31, 2007, such decrease reflecting a significant increase in commutations in the 2008 period. Additional information regarding the policies that CATA uses to set reserves for these asbestos and environmental claims is set forth on page 38 of this Form 10-K Report.

The reconciliation of the beginning and ending aggregate reserves for unpaid losses and LAE related to asbestos and environmental impairment claims of AIHL for the years 2006 through 2008 is shown below (in millions):

Reconciliation of Asbestos-Related Claims Reserves for Losses and LAE

	2008	2007	2006

Reserves as of January 1	$16.7	$17.4	$18.8
Losses and LAE incurred	(0.3)	0.1	0.3
Paid losses*	(1.5)	(0.8)	(1.7)

Reserves as of December 31	$14.9	$16.7	$17.4

Type of reserves
Case	$2.5	$3.7	$4.0
IBNR	12.4	13.0	13.4

Total	$14.9	$16.7	$17.4

*	Paid losses include commutations and legal settlements as well as regular paid losses.

Reconciliation of Environmental Impairment Claims Reserves for Losses and LAE

	2008	2007	2006

Reserves as of January 1	$6.2	$6.4	$6.9
Losses and LAE incurred	0.3	(0.1)	(0.3)
Paid losses	(1.0)	(0.1)	(0.2)

Reserves as of December 31	$5.5	$6.2	$6.4

Type of reserves
Case	$0.9	$1.4	$1.5
IBNR	4.6	4.8	4.9

Total	$5.5	$6.2	$6.4

Catastrophe Risk Management

AIHL’s insurance operating units, particularly RSUI, expose AIHL to losses on claims arising out of natural or man-made catastrophes, including hurricanes, other windstorms, earthquakes and floods, as well as terrorist activities. The incidence and severity of catastrophes in any short period of time are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, other windstorms, earthquakes and floods may produce significant damage when those areas are heavily populated. The geographic distribution of AIHL’s insurance operating units subjects them to catastrophe exposure in the United States from hurricanes in the Gulf coast regions, Florida, the Mid-Atlantic, and Northeast, from other windstorms in the Midwest and Southern regions, and earthquakes in California, the Pacific Northwest region and along the New Madrid fault line in the Midwest region.

AIHL’s insurance operating units use underwriting controls and systems, including third-party catastrophe modeling software, to help model potential losses. The operating units use modeled loss scenarios to set risk retention levels and help structure their reinsurance programs, in an effort to ensure that the aggregate amount of catastrophe exposures conform to established risk tolerances and fit within the existing exposure portfolio. RSUI also relies on reinsurance to limit its exposure to catastrophes, which is discussed in more detail under “Reinsurance” below. Additional information regarding the risks faced by AIHL’s insurance operating units, particularly RSUI, with respect to managing their catastrophe exposure risk can be found on pages 27 and 28 of this Form 10-K Report.

With respect to terrorism, to the extent that reinsurers have excluded coverage for terrorist acts or have priced this coverage at rates that are not practical, our insurance operating units do not have reinsurance protection and are exposed to potential losses as a result of any terrorist acts. To the extent an act of terrorism is certified by the U.S. Secretary of Treasury, we may be covered under the Terrorism Act as described below under “Reinsurance.” Information regarding our insurance operating units’ coverage for terrorism and the impact of the Terrorism Act on our insurance operating units can be found on page 21 of this Form 10-K Report.

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

In 2008, RSUI ceded 38.3 percent of its gross premiums written to reinsurers. Although the net amount of loss exposure retained by RSUI varies by line of business, in general, as of December 31, 2008, RSUI retained a maximum net exposure for any single property risk of $10.0 million and any single casualty risk of $9.75 million, with the exception of losses arising from acts of foreign terrorism.

RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. Under its surplus share treaties, which generally provide coverage on a risk attaching basis (the treaties cover policies which become effective during the treaty coverage period) from January 1 to December 31, RSUI is indemnified on a pro rata basis against covered property losses. The amount indemnified is based on the proportionate share of risk ceded after consideration of a stipulated dollar amount of “line” for RSUI to retain in relation to the entire limit written. RSUI ceded approximately 29 percent of its property gross premiums written in 2008 under these surplus share treaties. Under RSUI’s 2008-2009 per risk reinsurance program, which generally provides coverage on an annual basis for losses occurring from May 1 to the following April 30, RSUI is reinsured for $90.0 million in excess of a $10.0 million net retention per risk after the application of the surplus share treaties and facultative reinsurance.

RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30. RSUI placed all of its catastrophe reinsurance program for the 2008-2009 period. RSUI’s 2008-2009 catastrophe reinsurance program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 33.15 percent co-participation by RSUI, in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5 percent co-participation by RSUI, in excess of $200.0 million. In addition, RSUI’s property per risk reinsurance program for the 2008-2009 period provides RSUI with coverage for $90.0 million of losses in excess of a $10.0  million net retention per risk after application of the surplus share treaties and facultative reinsurance.

RSUI reinsures its other lines of business through quota share treaties, except for professional liability and binding authority lines where, with the exception of property coverages written by binding authority lines which are covered under RSUI’s catastrophe reinsurance program, RSUI retains all of such business. RSUI’s quota share reinsurance treaty for umbrella/excess renewed on June 1, 2008 and provides coverage for policies with limits up to $30.0 million, with RSUI ceding 35 percent of the premium and loss for policies with limits up to $15.0 million and ceding 67.5 percent of the premium and loss for policies with limits in excess of $15.0 million up to $30.0 million. RSUI’s primary casualty lines treaty renewed on April 15, 2008 and provides coverage for policies with limits up to $2.0 million, with RSUI ceding 25 percent of the premium and loss. RSUI’s D&O liability line quota share reinsurance treaty renewed on July 1, 2008 and provides coverage for policies with limits up to $20.0 million, with RSUI ceding 35 percent of the premium and loss for all policies with limits up to $10.0 million and ceding 60 percent of the premium and loss for policies with limits in excess of $10.0 million up to $20.0 million.

With respect to potential losses at RSUI arising from acts of terrorism, the Terrorism Risk Insurance Act of 2002, as extended and amended by the Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Program Reauthorization Act of 2007, which we collectively refer to as the “Terrorism Act,” established a program under which the federal government will reimburse insurers for losses arising from certain acts of terrorism. The Terrorism Act is administered by the Secretary of the Treasury and is effective through December 31, 2014, at which time it will automatically expire. The intent of the Terrorism Act is to provide federal assistance to the insurance industry in order to meet the needs of commercial insurance policyholders with potential exposure for losses due to acts of terrorism. The Terrorism Act applies to U.S. risks only, whether it be foreign or domestic terrorism on U.S. soil or on certain U.S. interests abroad. In return for requiring insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism, the law requires the federal government to indemnify such insurers for 85 percent of insured losses during a program year resulting from covered acts of terrorism above certain premium-based deductibles. AIHL’s deductible under the Terrorism Act in 2009 will be 20 percent of its direct premiums earned in 2009, or approximately $281.9 million. In addition, federal compensation will only be paid under the Terrorism Act if the aggregate industry insured losses resulting from the covered act of terrorism exceed $100.0 million for insured losses occurring in 2009 but no payment shall be made for any portion of aggregate industry insured losses that exceed $100.0 billion in 2009.

AIHL’s terrorism exposure is substantially attributable to RSUI and, as described below, EDC. In general, RSUI’s casualty reinsurance programs provide coverage for domestic and foreign acts of terrorism, while RSUI’s property reinsurance programs provide coverage only for domestic acts of terrorism. The cost of property reinsurance in the marketplace has increased significantly in recent years, and reinsurance capacity for terrorism exposures is limited and expensive. As a result, RSUI would be liable for these exposures on a net basis, subject to the Terrorism Act coverage, for property policies containing foreign terrorism coverage. Approximately 5.3 percent of all policies, and approximately 17.0 percent of all property policies, written by RSUI in 2008 contained coverage for domestic and foreign acts of terrorism. RSUI uses various underwriting strategies to mitigate its exposure to terrorism losses.

CATA uses reinsurance to protect against severity losses. In 2008, CATA reinsured individual property and casualty and contract surety risks in excess of $1.5 million with various reinsurers. The commercial surety line was reinsured for individual losses above $1.25 million. In addition, CATA purchases facultative reinsurance coverage for risks in excess of $6.0 million on property and casualty and $15.0 million on commercial surety.

EDC uses reinsurance to protect against catastrophe losses. Effective December 31, 2008, EDC retained the first $1.0 million of loss per occurrence and purchased reinsurance with various reinsurers for $74.0 million above that level. Any loss above $75.0 million would be the sole responsibility of EDC. EDC uses various catastrophe models to assist it in determining the amount of reinsurance to purchase. All of EDC’s current reinsurance includes foreign and domestic terrorism coverage, although nuclear, chemical, biological and radiological, or “NCBR,” events are excluded. EDC has a separate NCBR treaty under which it retains the first $5.0 million of loss from an NCBR event and reinsurance provides $10.0 million of coverage in excess of such retention. Under the Terrorism Act, EDC cannot exclude any form of terrorism from its workers’ compensation policies.

AIHL Re and Homesite entered into a reinsurance agreement, effective April 1, 2007, whereby AIHL Re, in exchange for an annual premium of approximately $2.0 million, provided $20.0 million of excess-of-loss reinsurance coverage to Homesite under its catastrophe reinsurance program, which is concentrated in the Northeast region of the United States. To secure AIHL Re’s obligations to make payments to Homesite under the April 1, 2007 agreement, a deposit of $20.0 million was made into a trust fund established for the benefit of Homesite. This reinsurance coverage expired on March 31, 2008, and AIHL Re did not participate in Homesite’s catastrophe reinsurance program for the 2008-2009 period. In connection with the expiration of the reinsurance agreement, the trust fund established to secure AIHL Re’s obligations to make payments to Homesite under such reinsurance agreement was dissolved and the $20.0 million in such fund was disbursed to AIHL Re.

At December 31, 2008, AIHL had total reinsurance recoverables of $1,056.4 million, consisting of $1,008.3 million of ceded outstanding losses and LAE and $48.1 million of recoverables on paid losses. The reinsurance purchased by AIHL’s insurance operating units does not relieve them from their obligations to their policyholders, and therefore, the financial strength of their reinsurers is important. Approximately 93.7 percent of AIHL’s reinsurance recoverables balance at December 31, 2008 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. AIHL had no allowance for uncollectible reinsurance as of December 31, 2008. Additional information regarding the risks faced by AIHL’s insurance operating units with respect to their use of reinsurance can be found on page 28 of this Form 10-K Report.

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

Investments

The investment portfolios of RSUI, CATA, and EDC are managed under the direction of AIHL. For a discussion of AIHL investment results, please see pages 49 to 54 of this Form 10-K Report.

Competition

The property and casualty businesses of RSUI, as well as the surety business of CATA, compete on a national basis. CATA’s property and casualty businesses compete on a regional basis with a primary focus on the Midwestern and Plains states. EDC competes in California. Our insurance operating units compete with a large number of other companies in their selected lines of business. They compete, and will continue to compete, with major U.S. and non-U.S. insurers, other regional companies, mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. Many competitors have considerably greater financial resources and greater experience in the insurance industry and offer a broader line of insurance products than do AIHL’s insurance operating units. Except for regulatory considerations, there are virtually no barriers to entry into the insurance industry. Competition may be domestic or foreign, and competitors are not necessarily required to be licensed by various state insurance departments. Competition in the businesses of our insurance operating units is based on many factors, including the perceived financial strength of the company, premium charges, other terms and conditions offered, services provided, commissions paid to producers, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience in the lines to be written.

Historically, insurers have experienced significant fluctuations in operating results due to competition, frequency or severity of catastrophic and other loss events, levels of capacity, general economic and social conditions and other factors. The supply of insurance is related to prevailing prices, the level of insured losses and the level of industry capital which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical business characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable price levels. A discussion of the risks faced by our insurance operating units due to competition within, and the cyclicality of, the insurance business can be found on pages 26 and 28 of this Form 10-K Report.

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

Insurance companies are required to report their financial condition and results of operations in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners, or “NAIC.” State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for permissible types and amounts of investments, and require minimum capital and surplus levels. These statutory capital and surplus requirements include risk-based capital, or “RBC,” rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared with its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2008, the total adjusted capital of each of AIHL’s insurance subsidiaries exceeded the minimum levels required under RBC rules and each had excess capacity to write additional premiums in relation to these requirements.

The NAIC annually calculates certain statutory financial ratios for most insurance companies in the United States. These calculations are known as the Insurance Regulatory Information System, or “IRIS,” ratios. There presently are twelve IRIS ratios, with each ratio having an established “usual range” of results. The IRIS ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio falling outside the usual range is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. The NAIC reports the ratios to state insurance departments who may then contact a company if four or more of its ratios fall outside the NAIC’s usual ranges. Based upon calculations as of December 31, 2008, EDIC had four of its ratios falling outside the NAIC’s usual ranges, with two falling outside the usual ranges due to EDIC’s underwriting loss in 2008, one falling outside the usual ranges due to adverse reserve development, and one falling outside the usual ranges due to a decline in gross premiums written by EDIC in 2008.

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

In addition to the regulatory requirements described above, a number of legislative and regulatory initiatives under consideration may significantly affect the insurance business in a variety of ways. These measures include, among other things, tort reform, consumer privacy requirements and proposals for the establishment of state or federal catastrophe funds. It is also possible that the structure of insurance regulation may be impacted by the broader financial regulation reform that Congress intends to pursue at the federal level in the wake of the current financial crisis.

Employees

AIHL’s insurance operating units employed 807 persons as of December 31, 2008, 367 of whom were at RSUI and its subsidiaries, 232 of whom were at CATA and its subsidiaries, and 208 of whom were at EDC and its subsidiaries. AIHL’s investment management subsidiary, Alleghany Capital Partners LLC, employed 2 people at December 31, 2008.

Corporate Activities

Real Estate Business

Headquartered in Sacramento, California, Alleghany Properties owns and manages properties in Sacramento, California. These properties include improved and unimproved commercial land and residential lots. The majority of these properties are located in the City of Sacramento in the planned community of North Natomas. A considerable amount of activity from developers has occurred in the North Natomas area since 1998, including the construction of more than 13,500 single family homes, 4,000 apartment units, 1.1 million square feet of office buildings and 2.3 million square feet of retail space. Participating in this growth, Alleghany Properties has sold over 387 acres of residential land and 92 acres of commercial property through December 31, 2008. Development activity within North Natomas was temporarily halted in December 2008 as a result of new FEMA flood insurance maps for the area which revoke the area’s previously certified 100-year flood protection. This action will limit development activity until late 2010 when it is anticipated that sufficient progress on the levee improvements will have occurred to restore 100-year flood protection. At December 31, 2008, Alleghany Properties owned approximately 315 acres of property in various land use categories ranging from multi-family residential to commercial. Alleghany Properties had three employees at December 31, 2008.

Parent Company Operations

We conduct corporate investment and other activities at the parent level, including the holding of strategic equity investments which are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies. In addition, we seek out attractive investment opportunities, delegate responsibilities to competent and motivated managers at the operating business level, define risk parameters, set management goals for our operating businesses, ensure that operating business managers are provided with incentives to meet these goals and monitor their progress. At December 31, 2008, we had 14 employees at the parent level.

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

Risk Factors Relating to our Investments and Assets

A substantial amount of our assets is invested in debt securities and is subject to market fluctuations. A substantial portion of our investment portfolio consists of debt securities. As of December 31, 2008, our investment in debt securities was approximately $2,760.0 million, or 64.5 percent of our total investment portfolio. The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. A rise in interest rates would increase the net unrealized loss position of our investment portfolio offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease the net unrealized loss position of our investment portfolio, offset by lower rates of return on funds reinvested. In addition, some debt securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk, or the risk that principal will be returned more rapidly or slowly than expected, as a result of interest rate fluctuations. Based upon the composition and duration of our investment portfolio at December 31, 2008, a 100 basis point increase in interest rates would result in a decrease in the fair value of our debt security investments of approximately $100.4 million.

Defaults, downgrades or other events impairing the value of our debt securities portfolio may reduce our earnings. We are subject to the risk that the issuers, or guarantors, of debt securities we own may default on principal and interest payments they owe us. As of December 31, 2008, our investment in debt securities was approximately $2,760.0 million, or 64.5 percent of our total investment portfolio. The occurrence of a major economic downturn, such as the current downturn in the economy, acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers or guarantors of these debt securities could cause the value of our debt securities portfolio and our net income to decline and the default rate of the debt securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers and guarantors of debt securities in our investment portfolio, could also have a similar effect. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. We continually monitor the difference between cost and the estimated fair value of our investments in debt securities. If a decline in the value of a particular debt security is deemed to be temporary, we record the decline as an unrealized loss in common stockholders’ equity. If the decline is deemed to be other than temporary, such debt security is written down to the carrying value of the investment, and a realized loss, which may be material to our operating results, is recorded on our statement of earnings in the period such write down is taken.

We invest some of our assets in equity securities, which have declined and may continue to decline in value. We invest a portion of our investment portfolio in equity securities which are subject to fluctuations in market value. As of December 31, 2008, our investments in equity securities had a fair market value of approximately $629.5 million, which represented 14.7 percent of our investment portfolio. We hold our equity securities as available for sale, and any changes in the fair value of these securities, net of tax, would be reflected in our accumulated other comprehensive income as a component of stockholders’ equity. If a decline in the value of a particular equity security is deemed to be temporary, we record the decline as an unrealized loss in common stockholders’ equity. If the decline, or impairment, is deemed to be other than temporary, an impairment charge related to the unrealized loss is required to be charged against earnings as a realized loss, which may be material to our operating results, regardless of whether we continue to hold the equity security. A severe and/or prolonged downturn in equity markets could give rise to significant impairment charges. In 2008, our net realized capital loss of $92.2 million included $244.0 million of impairment charges due primarily to a significant deterioration of U.S. equity market conditions during 2008. If the deterioration of U.S. equity market conditions continues during 2009, and if such conditions persist or deteriorate further, we may be required to record additional impairment charges during 2009, which could have a material and adverse impact on our results of operations.

As of December 31, 2008, our equity portfolio had investment concentrations in the common stock of Burlington Northern Santa Fe Corporation, or “Burlington Northern,” an owner of one of the largest railroad networks in North America, and in certain energy sector businesses. As of December 31, 2008, our Burlington Northern common stock holdings had a fair market value of $227.1 million, which represented 36.1 percent of our equity portfolio, and our energy sector equity holdings had an aggregate fair market value of $290.8 million, which represented 46.2 percent of our equity portfolio. These investment concentrations may lead to higher levels of short-term price volatility and variability in the level of unrealized investment gains or losses.

If our business does not perform well, we may be required to recognize an impairment of our goodwill or other long-lived assets or to establish a valuation allowance against the deferred income tax asset, which could adversely affect our results of operations or financial condition. Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the operating unit to which the goodwill relates. The fair value of the operating unit is impacted by the performance of the business. The performance of our businesses may be adversely impacted by prolonged market declines. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write-downs could have a material adverse effect on our results of operations or financial position. In connection with impairment testing of our goodwill and other intangible assets at December 31, 2008, we determined that the $48.7 million of goodwill associated with our acquisition of EDC was impaired in its entirety. As a result, at December 31, 2008, we recorded a non-cash charge of $48.7 million, which is classified as a net realized capital loss in our consolidated statement of earnings. Further or continued deterioration of financial market conditions could result in a decrease in the expected future earnings of our operating units, which could lead to an impairment of some or all of the goodwill associated with them in future periods.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate capital gains. If it is more likely than not that the deferred income tax asset will not be realized based on available information then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. Further or continued deterioration of financial market conditions could also result in the impairment of long-lived assets and the establishment of a valuation allowance on our deferred income tax assets.

Risk Factors Relating to our Operating Units

Our results may fluctuate as a result of many factors, including cyclical changes in the insurance and reinsurance industry. Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity, followed by periods of high premium rates and shortages of underwriting capacity. Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. Further, this cyclical market pattern can be more pronounced in the excess and surplus market in which RSUI primarily competes, than in the admitted insurance market. When premium rates are high and there is a shortage of capacity in the admitted insurance market, the same factors are present in the excess and surplus market, and growth in the excess and surplus market can be significantly more rapid than growth in the standard insurance market. Similarly, when there is price competition and excess underwriting capacity in the standard insurance market, many customers that were previously driven into the excess and surplus market may return to the admitted insurance market, exacerbating the effects of price competition. Since cyclicality is due in large part to the actions of our insurance operating units’ competitors and general economic factors, we cannot predict the timing or duration of changes in the market cycle. These cyclical patterns cause our revenues and net income to fluctuate.

The adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters, regulatory measures and court decisions that define and expand the extent of coverage and the effects of economic inflation on the amount of compensation due for injuries or losses. In addition, investment rates of return may impact policy rates. These factors can have a significant impact on ultimate profitability because property and casualty insurance policies are priced before their costs are known. These factors could produce results that would have a negative impact on our results of operations and financial condition.

The reserves for losses and LAE of our insurance operating units are estimates and may not be adequate, which would require our insurance operating units to establish additional reserves. Gross reserves for losses and LAE reported on our balance sheet as of December 31, 2008 were approximately $2.6 billion. These loss and LAE reserves reflect our best estimates of the cost of settling all claims and related expenses with respect to insured events that have occurred. Reserves do not represent an exact calculation of liability, but rather an estimate of what management expects the ultimate settlement and claims administration will cost for claims that have occurred, whether known or unknown. These reserve estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances currently known and assumptions about anticipated loss emergence patterns, including expected future trends in claims severity and frequency, inflation, judicial theories of liability, reinsurance coverage, legislative changes and other factors.

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

Because our insurance operating units are property and casualty insurers, we face losses from natural and human-made catastrophes. Property and casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses, or the absence thereof, have had a significant impact on our results. For example, pre-tax catastrophe losses, net of reinsurance, at RSUI were $97.9 million in 2008, primarily reflecting 2008 third quarter hurricane net catastrophe losses of $80.9 million for Hurricanes Ike, Gustav and Dolly, compared with $47.1 million in 2007 and $14.8 million in 2006. Several states, or underwriting organizations of which our insurance operating units are required to be members, may increase their mandatory assessments as a result of these recent catastrophes and other events, and we may not be able to fully recoup these increased costs.

Natural or man-made catastrophes can be caused by various events, including hurricanes, other windstorms, earthquakes and floods, as well as terrorist activities. The incidence and severity of catastrophes in any short period of time are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, other windstorms, earthquakes and floods may produce significant damage when those areas are heavily populated. The geographic distribution of AIHL’s insurance operating units subjects them to catastrophe exposure in the United States from hurricanes in the Gulf coast regions, Florida, the Mid-Atlantic, and Northeast, from other windstorms in the Midwest and Southern regions, and earthquakes in California, the Pacific Northwest region and along the New Madrid fault line in the Midwest region. Catastrophes can cause losses in a variety of our property and casualty lines, and most of our past catastrophe-related claims have resulted from severe hurricanes. It is therefore possible that a catastrophic event or multiple catastrophic events could produce significant losses and have a material adverse effect on our financial condition and results of operations.

With respect to terrorism, to the extent that reinsurers have excluded coverage for certain terrorist acts or have priced this coverage at rates that are not practical, our insurance operating units, particularly RSUI, would not have reinsurance protection and would be exposed to potential losses as a result of any terrorist acts. To the extent an act of terrorism is certified by the U.S. Secretary of Treasury, we may be covered under the Terrorism Act. Information regarding the Terrorism Act and its impact on our insurance operating units can be found on page 21 of this Form 10-K Report.

RSUI attempts to manage its exposure to catastrophe risk partially through the use of catastrophe modeling software. The failure of this software to accurately gauge the catastrophe-exposed risks RSUI writes could have a material adverse effect on our financial condition and results of operations. As part of its approach to managing catastrophe risk, RSUI has historically used a number of tools, including third-party catastrophe modeling software, to help model potential losses. RSUI has used modeled loss scenarios to set its level of risk retention and help structure its reinsurance programs. Modeled loss estimates, however, have not accurately predicted RSUI’s ultimate losses with respect to recent hurricane activity. Accordingly, in an effort to better manage its accumulations of risk such that its loss exposure conforms to its established risk tolerances and fits within its reinsurance programs, RSUI periodically reviews its catastrophe exposure management approach, which may result in the implementation of new monitoring tools and a revision of its underwriting guidelines and procedures. However, these efforts may not be successful in sufficiently mitigating risk exposures and losses resulting from future catastrophes.

We cannot guarantee that the reinsurers used by our insurance operating units will pay in a timely fashion, if at all, and, as a result, we could experience losses even if reinsured. Our insurance operating units purchase reinsurance by transferring, or ceding, part of the risk that they have underwritten to a reinsurance company in exchange for part of the premium received by our insurance operating units in connection with that risk. Although reinsurance makes the reinsurer liable to our insurance operating units to the extent the risk is transferred or ceded to the reinsurer, it does not relieve our insurance operating units of their liability to their policyholders. Reinsurers may not pay the reinsurance recoverables that they owe to our insurance operating units or they may not pay these recoverables on a timely basis. This risk may increase significantly if these reinsurers experience financial difficulties as a result of natural catastrophes and other events. Underwriting results and investment returns of some of the reinsurers used by our insurance operating units may affect their future ability to pay claims. Accordingly, we bear credit risk with respect to our insurance operating units’ reinsurers, and if they fail to pay, our financial results would be adversely affected. As of December 31, 2008, the amount due from reinsurers reported on our balance sheet was $1.1 billion, with approximately $0.9 billion attributable to RSUI’s reinsurers.

If market conditions cause reinsurance to be more costly or unavailable, our insurance operating units may be required to bear increased risks or reduce the level of their underwriting commitments. As part of our overall risk and capacity management strategy, our insurance operating units purchase reinsurance for certain amounts of risk underwritten by them, especially catastrophe risks. The reinsurance programs purchased by our insurance operating units are generally subject to annual renewal. Market conditions beyond their control determine the availability and cost of the reinsurance protection they purchase, which may affect the level of their business written and thus their profitability. If our insurance operating units are unable to renew their expiring facilities or to obtain new reinsurance facilities, either their net exposures would increase, which could increase the volatility of their results or, if they are unwilling to bear an increase in net exposures, they would have to reduce the level of their underwriting commitments, especially catastrophe-exposed risks, which may reduce their revenues and net income.

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

The businesses of our insurance operating units are heavily regulated, and changes in regulation may reduce their profitability and limit their growth. Our insurance operating units are subject to extensive regulation and supervision in the jurisdictions in which they conduct business. This regulation is generally designed to protect the interests of policyholders, and not necessarily the interests of insurers, their stockholders or other investors. The regulation relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and nonfinancial components of an insurance company’s business.

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

In recent years, the state insurance regulatory framework has come under increased scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. It is also possible that the structure of insurance regulation may be impacted by the broader financial regulatory reform that Congress intends to pursue in the wake of the current financial crisis. Any proposed or future state or federal legislation or NAIC initiatives, if adopted, may be more restrictive on the ability of our insurance operating units to conduct business than current regulatory requirements or may result in higher costs.

Insurance regulations in California, where EDC primarily operates, have caused and may continue to cause downward pressure on the rates charged by EDC. EDC, as a mono-line workers’ compensation insurer writing substantially all of its business in California, is required to take into account the workers’ compensation insurance regulatory regime of California in setting the rates for coverage. Since 2002, legislatively mandated reforms to the workers’ compensation system have increased disability benefit rates, reduced medical costs and lowered the frequency and severity of permanent disability claims. These reforms have substantially reduced overall claims costs, causing insurers, in turn, to significantly reduce their rates. Recent increases in medical severity, however, indicate that erosion of these reforms is occurring. Although rate regulation has not been a focus of the California legislature to date, as costs within the system escalate, rate regulation efforts could be renewed. If adverse rate regulations are enacted, this could further exacerbate EDC’s ability to operate profitably in California, which could have a material adverse effect on EDC’s financial condition and results of operations.

EDC’s geographic concentration in California ties its performance to the business, economic and competitive conditions in California. Certain of these conditions have deteriorated and any further deterioration in these conditions in California could materially adversely affect EDC’s financial condition and results of operations. EDC writes substantially all of its business in California and thus is subject to business and economic conditions in California, some of which have deteriorated in the past year. If these conditions persist or deteriorate further, resulting in the departure of a significant number of businesses from California or their insolvency, EDC’s financial condition and results of operations could be adversely affected. In addition, EDC’s geographic concentration in California could subject EDC to pricing pressure as a result of competitive or regulatory forces. EDC has experienced such pressure in the past, and there is no assurance that EDC will not be subject to such pressure in California in the future.

Item 1B. Unresolved Staff Comments.

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.

Item 3. Legal Proceedings.

Our subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each subsidiary makes provision on its books, in accordance with GAAP, for estimated losses to be incurred in these litigation and claims, including legal costs. In the opinion of management, this provision is adequate under GAAP as of December 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2008, there were 1,066 holders of record of our common stock. The following table indicates quarterly high and low prices of our common stock in 2008 and 2007 on the New York Stock Exchange. Our ticker symbol is Y.

	2008		2007
Quarter Ended	High	Low	High	Low

March 31	$403.92	$323.58	$393.77	$334.63
June 30	379.84	330.81	411.75	339.22
September 30	420.00	285.00	428.43	383.33
December 31	377.50	181.29	414.21	357.84

In 2009 and 2008, our Board of Directors declared, as our dividend on our common stock for that year, a stock dividend consisting of one share of our common stock for every fifty shares outstanding. Our credit agreement prohibits us from paying cash dividends at any time when a Default or Event of Default (as these terms are defined on pages 55 and 56 of this Form 10-K Report) has occurred and is continuing. At December 31, 2008, our credit agreement permitted us to pay cash dividends aggregating to approximately $455.8 million.

We did not repurchase any shares of our common stock and we did not sell any unregistered shares of our common stock in the fourth quarter of 2008.

PERFORMANCE GRAPH

The following graph compares for the years 2004-2008 the cumulative total stockholder return on our common stock, the cumulative total return on the Standard & Poor’s 500 Stock Index, or the “S&P 500,” and the cumulative total return on the Standard & Poor’s 500 Property and Casualty Insurance Index, or the “P&C Index.” The graph shows the value at the end of each such year of $100 invested as of January 1, 2004 in our common stock, the S&P 500 and the P&C Index.

Company/Index	2004	2005	2006	2007	2008
Alleghany Corporation	130.77	132.80	173.42	195.57	139.93
S&P 500	110.88	116.33	134.70	142.10	89.53
P&C Index	110.42	127.11	143.47	123.44	87.13

This performance graph is based on the following assumptions: (i) cash dividends are reinvested on the ex-dividend date in respect of such dividend; and (ii) the two-percent stock dividends we have paid in each of the years 2004 through 2008 are included in the cumulative total stockholder return on our common stock.

Item 6. Selected Financial Data.

Alleghany Corporation and Subsidiaries*

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in millions, except for per share and share amounts).

Operating Data
Revenues from continuing operations	$989.1	$1,228.6	$1,060.3	$1,062.7	$952.1

Earnings from continuing operations	$40.6	$287.5	$240.9	$43.9	$101.0
Earnings from discontinued operations	107.4	11.5	7.0	8.4	16.7

Net earnings	$148.0	$299.1	$247.9	$52.3	$117.7

Basic earnings per share of common stock**
Continuing operations	$2.81	$32.53	$27.95	$5.25	$12.17
Discontinued operations	12.92	1.39	0.84	1.00	2.01

Net earnings	$15.73	$33.92	$28.79	$6.25	$14.18

Average number of shares of common stock**	8,313,591	8,309,953	8,299,847	8,368,699	8,299,885

	Years Ended December 31,
	2008	2007	2006	2005	2004

Balance Sheet
Total assets	$6,181.8	$6,942.1	$6,178.7	$5,822.3	$4,339.3

Debt	$–	$–	$80.0	$80.0	$80.0

Common stockholders’ equity	$2,347.3	$2,484.8	$2,146.4	$1,894.4	$1,799.5

Common stockholders’ equity per share of common stock**	$283.73	$298.58	$259.20	$225.83	$216.57

*	We sold Heads & Threads in December 2004. Heads & Threads has been classified as discontinued operations for the year ended 2004. We sold World Minerals on July 14, 2005. World Minerals has been classified as discontinued operations for the two years ended 2005. On July 18, 2007, AIHL acquired EDC. We sold Darwin on October 20, 2008. Darwin has been classified as discontinued operations for the five years ended 2008, and discontinued operations, net of minority interest expense, includes the gain on disposition in 2008.

**	Amounts have been adjusted for subsequent common stock dividends.

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

•	significant weather-related or other natural or human-made catastrophes and disasters;

•	the cyclical nature of the property and casualty industry;

•	changes in market prices of our significant equity investments and changes in value of our debt securities portfolio;

•	the long-tail and potentially volatile nature of certain casualty lines of business written by our insurance operating units;

•	the cost and availability of reinsurance;

•	exposure to terrorist acts;

•	the willingness and ability of our insurance operating units’ reinsurers to pay reinsurance recoverables owed to our insurance operating units;

•	changes in the ratings assigned to our insurance operating units;

•	claims development and the process of estimating reserves;

•	legal and regulatory changes;

•	the uncertain nature of damage theories and loss amounts;

•	increases in the levels of risk retention by our insurance operating units; and

•	adverse loss development for events insured by our insurance operating units in either the current year or prior year.

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

As noted above, as of any balance sheet date, not all claims that have occurred have been reported to our insurance operating units, and if reported may not have been settled. The time period between the occurrence of a loss and the time it is settled by the insurer is referred to as the “claim tail.” Property claims usually have a fairly short claim tail and, absent claim litigation, are reported and settled within no more than a few years of the date they occur. For short-tail lines, loss reserves consist primarily of reserves for reported claims. The process of recording quarterly and annual liabilities for unpaid losses and LAE for short-tail lines is primarily focused on maintaining an appropriate reserve level for reported claims and IBNR, rather than determining an expected loss ratio for the current business. Specifically, we assess the reserve adequacy of IBNR in light of such factors as the current levels of reserves for reported claims and expectations with respect to reporting lags, historical data, legal developments and economic conditions, including the effects of inflation. At December 31, 2008, the amount of IBNR for short-tail claims represented only approximately 1.8 percent, or $45.3 million of Alleghany’s total gross loss and LAE liabilities of $2,578.6 million. In conformity with GAAP, our insurance operating units are not permitted to establish IBNR reserves for catastrophe losses that have not occurred. Therefore, losses related to a significant catastrophe, or accumulation of catastrophes, in any reporting period could have a material, negative impact on our results during that period.

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

Although we are unable at this time to determine whether additional reserves, which could have a material impact upon our financial condition, results of operations and cash flows, may be necessary in the future, we believe that the reserves for unpaid losses and LAE established by our insurance operating units are adequate as of December 31, 2008.

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

Our loss reserve review processes use actuarial methods that vary by insurance operating unit and line of business and produce point estimates for each class of business. The actuarial methods used by our insurance operating units include the following methods:

•	Reported Loss Development Method: a reported loss development pattern is calculated based on historical data, and this pattern is then used to project the latest evaluation of cumulative reported losses for each accident year to ultimate levels;

•	Paid Development Method: a paid loss development pattern is calculated based on historical development data, and this pattern is then used to project the latest evaluation of cumulative paid losses for each accident year to ultimate levels;

•	Expected Loss Ratio Method: expected loss ratios are applied to premiums earned, based on historical company experience, or historical insurance industry results when company experience is deemed not to be sufficient; and

•	Bornhuetter-Ferguson Method: the results from the Expected Loss Ratio method are essentially blended with either the Reported Loss Development method or the Paid Development method.

The primary assumptions used by our insurance operating units include the following:

•	Expected loss ratios represent management’s expectation of losses, in relation to earned premium, at the time business is written, before any actual claims experience has emerged. This expectation is a significant determinant of the estimate of loss reserves for recently written business where there is little paid or incurred loss data to consider. Expected loss ratios are generally derived from historical loss ratios adjusted for the impact of rate increases, loss cost trends and known changes in the type of risks underwritten.

•	Rate of loss cost inflation represents management’s expectation of the inflation associated with the costs it will incur in the future to settle claims. Expected loss cost inflation is particularly important for claims with a substantial medical component, such as workers’ compensation.

•	Reported and paid loss emergence patterns represent management’s expectation of how losses will be reported and ultimately paid in the future based on the historical emergence patterns of reported and paid losses, and are derived from past experience of our insurance operating units, modified for current trends. These emergence patterns are used to project current reported or paid loss amounts to their ultimate settlement value.

Each of the above actuarial assumptions may also incorporate data from the insurance industry as a whole, or peer companies writing substantially similar insurance coverages, in the absence of sufficiently credible internally-derived historical information. Data from external sources may be used to set expectations, as well as assumptions regarding loss frequency or severity relative to an exposure unit or claim, among other actuarial parameters. Assumptions regarding the application or composition of peer group or industry reserving parameters require substantial judgment. The use of data from external sources was most significant for EDC as of December 31, 2008.

Sensitivity. Loss frequency and severity are measures of loss activity that are considered in determining the key assumptions described above. Loss frequency is a measure of the number of claims per unit of insured exposure, and loss severity is a measure of the average size of claims. Factors affecting loss frequency include the effectiveness of loss controls and safety programs and changes in economic conditions or weather patterns. Factors affecting loss severity include changes in policy limits, retentions, rate of inflation and judicial interpretations. Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to our insurance operating units. The length of the loss reporting lag affects our ability to accurately predict loss frequency (loss frequencies are more predictable for lines with short reporting lags) as well as the amount of reserves needed for IBNR. If the actual level of loss frequency and severity is higher or lower than expected, the ultimate losses will be different than management’s estimate. A small percentage change in an estimate can result in a material effect on our reported earnings. The following table reflects the impact of changes, which could be favorable or unfavorable, in frequency and severity on our loss estimate for claims occurring in 2008 (dollars in millions):

	Frequency
Severity	1.0%	5.0%	10.0%

1.0%	$11.9	$35.7	$65.6
5.0%	$35.7	$60.5	$91.6
10.0%	$65.6	$91.6	$124.0

Our net reserves for losses and LAE of $1.6 billion as of December 31, 2008 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. We believe the above analysis provides a reasonable benchmark for sensitivity as we believe it is within historical variation for our reserves. Currently, none of the scenarios is believed to be more likely than the other.

Prior Year Development. Our insurance operating units continually evaluate the potential for changes, both positive and negative, in their estimates of the loss and LAE liabilities and use the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for unpaid losses and LAE established in prior years, these liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid losses and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. Each of RSUI, CATA, and EDC adjusted its prior year loss and LAE reserve estimate during 2008 based on current information that differed from previous assumptions made at the time such loss and LAE reserves were previously estimated.

During 2008, RSUI had a net release of $43.7 million of prior year reserves primarily for the professional liability, general liability and D&O liability lines of business. The reserve releases reflected favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. Such reduction did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in 2008.

During 2007, RSUI increased its prior year reserves by $8.5 million, primarily reflecting a net increase in estimated losses and LAE related primarily to Hurricane Katrina in the amount of $43.2 million after reinsurance, partially offset by an aggregate net release of $34.7 million of prior year reserves principally for the professional liability and D&O liability lines of business. The increase in Hurricane Katrina reserves primarily reflects the results of quarterly reviews, completed during 2007, of Katrina loss and LAE reserves in light of the uncertain legal environment. In 2007, settlements of pending claims were larger than expected, which contributed to RSUI’s decision to increase reserves for its remaining pending Hurricane Katrina claims. The release of prior year reserves principally for the professional liability and D&O liability lines of business primarily reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business.

During 2008, CATA had a net release of $11.8 million of prior year reserves, primarily in its liability and commercial surety lines of business. The reduction reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. Such reduction did not impact the assumptions used in estimating CATA’s loss and LAE liabilities for business earned in 2008. During 2007, CATA had a net release of $14.4 million of prior year reserves, primarily in its liability and commercial surety lines of business. The reduction reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business.

During 2008, EDC increased its prior accident year workers’ compensation reserves by $25.4 million. In addition, current accident year workers’ compensation reserves were increased by $10.5 million. Both such reserve increases primarily reflect a significant acceleration in claims emergence and higher than anticipated increases in industry-wide severity. During 2007, EDC had a $9.7 million net reserve release of workers’ compensation reserves, consisting of an $18.8 million decrease for prior accident years, partially offset by a $9.1 million increase for the 2007 accident year through the date of the acquisition by AIHL. EDC’s reduction of prior accident year reserves reflect favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such line of business. The increase in reserves for the 2008 accident year through the date of acquisition reflects unfavorable loss emergence patterns compared with loss emergence patterns assumed in the period prior to AIHL’s acquisition.

Other than for EDC during 2008, there were no significant assumptions made at December 31, 2008 in estimating the loss and LAE liabilities of our insurance operating units that were inconsistent with historical loss development patterns.

Asbestos & Environmental. Our reserve for unpaid losses and LAE includes $20.4 million and $20.3 million of gross and net reserves, respectively, at December 31, 2008, for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance of certain general liability and commercial multiple peril coverages assumed by Capitol Indemnity between 1969 and 1976. Capitol Indemnity exited this business in 1976. Reserves for asbestos and environmental impairment claims cannot be estimated with traditional loss reserving techniques because of uncertainties that are greater than those associated with other types of claims. Factors contributing to these uncertainties include a lack of historical data, the significant periods of time that often elapse between the occurrence of an insured loss and the reporting of that loss to the ceding company and the reinsurer, uncertainty as to the number and identity of insureds with potential exposure to these risks, unresolved legal issues regarding policy coverage and the extent and timing of any such contractual liability. Loss reserve estimates for these environmental impairment and asbestos exposures include case reserves, which also reflect reserves for legal and other LAE and IBNR reserves. IBNR reserves are determined based upon CATA’s historic general liability exposure base and policy language, previous environmental impairment loss experience and the assessment of current trends of environmental law, environmental cleanup costs, asbestos liability law and judicial settlements of asbestos liabilities.

For both asbestos and environmental impairment reinsurance claims, CATA establishes case reserves by receiving case reserve amounts from its ceding companies and verifies these amounts against reinsurance contract terms, analyzing from the first dollar of loss incurred by the primary insurer. In establishing the liability for asbestos and environmental impairment claims, CATA considers facts currently known and the current state of the law and coverage litigation. Additionally, ceding companies often report potential losses on a precautionary basis to protect their rights under the reinsurance arrangement, which generally calls for prompt notice to the reinsurer. Ceding companies, at the time they report potential losses, advise CATA of the ceding companies’ current estimate of the extent of the loss. CATA’s claims department reviews each of the precautionary claims notices and, based upon current information, assesses the likelihood of loss to CATA. This assessment is one of the factors used in determining the adequacy of the recorded asbestos and environmental impairment reserves. Although we are unable at this time to determine whether additional reserves, which could have a material impact upon our results of operations, may be necessary in the future, we believe that CATA’s asbestos and environmental impairment reserves are adequate as of December 31, 2008.

Reinsurance. Receivables recorded with respect to claims ceded by our insurance operating units to reinsurers under reinsurance contracts are predicated in large part on the estimates for unpaid losses and, therefore, are also subject to a significant degree of uncertainty. In addition to the factors cited above, reinsurance receivables may prove uncollectible if the reinsurer is unable to perform under the contract. Reinsurance contracts purchased by our insurance operating units do not relieve them of their obligations to their own policyholders. Additional information regarding the use of, and risks related to, the use of reinsurance by our insurance operating units can be found on page 28 of this Form 10-K Report.

Investments

We hold our equity and debt securities as available for sale, and as such, these securities are recorded at fair value. We continually monitor the difference between cost and the estimated fair value of our investments, which involves uncertainty as to whether declines in value are temporary in nature. If a decline in the value of a particular investment is deemed temporary, we record the decline as an unrealized loss in common stockholders’ equity. If the decline is deemed to be other than temporary, we write it down to the carrying value of the investment and record a realized loss on our statement of earnings. Management’s assessment of a decline in value includes, among other things,

•	the duration of time and the relative magnitude to which fair value of the investment has been below cost;

•	the financial condition and near-term prospects of the issuer of the investment;

•	extraordinary events, including negative news releases and rating agency downgrades, with respect to the issuer of the investment; and

•	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

A debt security is deemed impaired if it is probable that we will not be able to collect all amounts due under the security’s contractual terms. An equity security is deemed impaired if, among other things, its decline in estimated fair value has existed for twelve months or more or if its decline in estimated fair value from its cost is greater than 50 percent, absent compelling evidence to the contrary. Further, for securities expected to be sold, an other-than-temporary impairment charge is recognized if we do not expect the fair value of a security to recover its cost prior to the expected date of sale. If that judgment changes in the future, we may ultimately record a realized loss after having originally concluded that the decline in value was temporary. Risks and uncertainties are inherent in the methodology we use to assess other-than-temporary declines in value. Risks and uncertainties could include, but are not limited to, incorrect assumptions about financial condition, liquidity or future prospects, inadequacy of any underlying collateral and unfavorable changes in economic or social conditions, interest rates or credit ratings. Impairment charges related to unrealized losses that are deemed to be other than temporary are required to be charged against earnings as realized losses regardless of whether we continue to hold the applicable security.

Goodwill and Other Intangible Assets

Our consolidated balance sheet as of December 31, 2008 includes goodwill and other intangible assets, net of amortization, of approximately $151.2 million. This amount has been recorded as a result of business acquisitions. Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Goodwill and other intangible assets deemed to have an indefinite useful life are tested annually in the fourth quarter for impairment and at such other times upon the occurrence of certain events. We also evaluate goodwill and other intangible assets whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. A significant amount of judgment is required in performing goodwill and other intangible asset impairment tests. These tests include estimating the fair value of our operating units and other intangible assets. With respect to goodwill, as required by Financial Accounting Standards Board Statement No. 142, or “SFAS 142,” we compare the estimated fair value of our operating units with their respective carrying amounts including goodwill. Under SFAS 142, fair value refers to the amount for which the entire operating unit may be bought or sold. Our methods for estimating operating unit values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. All of these methods involve significant estimates and assumptions.

In connection with impairment testing of our goodwill and other intangible assets in the fourth quarter of 2008, we determined that the $48.7 million of goodwill associated with our acquisition of EDC was impaired in its entirety. As a result, at December 31, 2008, we recorded a non-cash charge of $48.7 million, which is classified as a net realized capital loss in our consolidated statement of earnings and represents the entire EDC goodwill balance at such date. Our estimation of EDC’s fair value was based primarily on observing the stock market-based valuations of other publicly-traded insurance carriers. The factors that contributed to our determination that the EDC goodwill was impaired include the recent unfavorable conditions in the U.S. economy and California workers’ compensation insurance market, combined with EDC’s poor results during 2008. There was no resulting impact to our tax balances as a result of this charge.

See Note 4 to our consolidated financial statements set forth in Item 8 of this Form 10-K Report for additional information on our goodwill and other intangible assets.

Deferred Taxes

We file a consolidated federal income tax return with our subsidiaries. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2008, a net deferred tax asset of $130.3 million was recorded, which included a valuation allowance of $14.5 million for certain deferred state tax assets which we believe may not be realized. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. This determination is based upon a review of anticipated future earnings as well as all available evidence, both positive and negative.

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

Consolidated Results of Operations

Overview

We are engaged, through AIHL and its subsidiaries, primarily in the property and casualty and surety insurance business. In addition, AIHL Re, a captive reinsurance subsidiary of AIHL, has in the past provided reinsurance to our insurance operating units and affiliates. We also own and manage properties in Sacramento, California through our subsidiary Alleghany Properties and conduct corporate investment and other activities at the parent level, including the holding of strategic equity investments. In addition, Alleghany owns approximately 33 percent of the outstanding shares of common stock of Homesite and, through our Alleghany Capital Corporation subsidiary, approximately 40 percent of the voting interests of ORX. Our primary sources of revenues and earnings are our insurance operations and investments.

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

Catastrophe losses, or the absence thereof, can have a significant impact on our results. RSUI’s pre-tax catastrophe losses, net of reinsurance, were $97.9 million in 2008, primarily reflecting 2008 third quarter hurricane net catastrophe losses of $80.9 million for Hurricanes Ike, Gustav and Dolly, compared with net catastrophe losses of $47.1 million in 2007 and $14.8 million in 2006. The incidence and severity of catastrophes in any short period of time are inherently unpredictable. Catastrophes can cause losses in a variety of our property lines of business, and most of our past catastrophe-related losses have resulted from severe hurricanes.

Our profitability is also affected by net realized capital gains and investment income. Our invested assets, which are derived primarily from our own capital and cash flow from our insurance operating units, are invested principally in debt securities, although we also invest in equity securities. The return on debt securities is primarily impacted by the general level of interest rates and the credit quality and duration of the securities. Net realized capital gains include gains or losses realized upon sale of invested assets, as well as impairment charges related to unrealized losses on securities that are deemed to be other than temporary and, as such, are required to be charged against earnings as realized losses regardless of whether we continue to hold the applicable security. In 2008, our net realized capital loss of $92.2 million included $244.0 million of impairment charges due primarily to a significant deterioration of U.S. equity market conditions during 2008. If the deterioration of U.S. equity market conditions persist or deteriorate further during 2009, we may be required to record additional impairment charges during 2009, which could have a material and adverse impact on our results of operations.

The profitability of our insurance operating units is also impacted by price competition. Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity, followed by periods of high premium rates and shortages of underwriting capacity. Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. As discussed in more detail below, our insurance operating units began to experience increased price competition in certain of their lines of business in 2006. The competitive environment continued and increased during 2007 and 2008, resulting in a decrease in pricing over that time.

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

The following table summarizes our consolidated revenues, costs and expenses and earnings.

	2008	2007	2006
	(in millions)

Revenues
Net premiums earned	$948.7	$974.3	$877.8
Net investment income	130.2	146.1	127.9
Net realized capital (losses) gains	(92.2)	92.8	28.2
Other income	2.4	15.4	26.4

Total revenues	$989.1	$1,228.6	$1,060.3

Costs and expenses
Loss and loss adjustment expenses	$570.0	$449.0	$410.3
Commissions, brokerage and other underwriting expenses	286.6	257.2	215.5
Other operating expenses	34.9	55.6	47.4
Corporate administration	35.9	33.0	41.7
Interest expense	0.7	1.5	5.6

Total costs and expenses	$928.1	$796.3	$720.5

Earnings from continuing operations before income taxes	$61.0	$432.3	$339.8
Income taxes	20.4	144.7	98.9

Earnings from continuing operations	$40.6	$287.6	$240.9
Earnings from discontinued operations, net of tax	107.4	11.5	7.0

Net earnings	$148.0	$299.1	$247.9

Revenues
AIHL	$813.6	$1,137.8	$1,000.6

Corporate activities**	175.5	90.8	59.7

(Loss) earnings from continuing operations before income taxes
AIHL	$(75.1)	$378.8	$331.0

Corporate activities**	136.1	53.5	8.8

*	Discontinued operations consist of the operations of Darwin, net of minority interest expense and the gain on disposition in 2008.

**	Corporate activities consist of Alleghany Properties, Homesite, ORX and corporate activities at the parent level.

Operating Results

Our earnings from continuing operations before income taxes in 2008 decreased substantially from 2007, primarily reflecting an increase in loss and LAE, as well as net realized capital losses in 2008, compared with net realized capital gains in 2007. The increase in loss and LAE primarily reflects the inclusion of a full year of EDC’s results in 2008, including a $35.9 million reserve increase in 2008 for current and prior accident years, as well as net catastrophe losses at RSUI of $97.9 million in 2008, partially offset by an aggregate $43.7 million of prior accident year loss reserve releases. Additional information regarding these reserving actions and other items can be found in the discussion of AIHL’s operating unit results from continuing operations on pages 43 through 47.

2008 net realized capital losses primarily reflect significant impairment charges related to $244.0 million of unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings as realized losses regardless of whether we continue to hold the applicable security. In addition, 2008 net realized capital losses include a non-cash charge of $48.7 million related to our determination that that the goodwill associated with our acquisition of EDC was impaired in its entirety. Such $48.7 million non-cash charge is classified as a net realized capital loss in our consolidated statement of earnings. These unrealized losses and charges were partially offset by net realized gains of $152.3 million on sales at the parent level of common stock of Burlington Northern, as well as the sale of common stock holdings in the energy sector. The significant net realized capital gains in 2007 primarily reflect gains of $55.9 million on sales at the parent level of common stock of Burlington Northern, as well as the sale of common stock holdings in the energy and mining sectors, partially offset by $7.7 million of unrealized losses that were deemed to be other than temporary. Additional information regarding our investments can be found on pages 49 to 54 herein.

Our earnings from continuing operations before income taxes in 2007 increased from 2006, reflecting increases in net premiums earned and substantially higher net realized capital gains, partially offset by an increase in loss and LAE and commissions, brokerage and other underwriting expenses. The increase in net premiums earned primarily reflects growth at RSUI and CATA and the inclusion of the results of EDC commencing in July 2007. The increase in net realized capital gains in 2007 primarily reflects the gain of $55.9 million on sales at the parent level of common stock of Burlington Northern, as well as the sale of common stock holdings in the energy sector. The increase in loss and LAE and commissions, brokerage and other underwriting expenses primarily reflects the growth in net premiums earned at RSUI and CATA, and the inclusion of the results of EDC commencing in July 2007.

The effective tax rate on earnings from continuing operations before income taxes was 34 percent in 2008, 34 percent in 2007, and 29 percent in 2006. The effective tax rate in 2008 primarily reflects the impact of significant catastrophe losses incurred and losses on investments that were deemed to be other than temporary in the 2008 period, offset by the impact of non-deductible goodwill impairment charges. The effective tax rate in 2007 reflects a net tax adjustment of $5.2 million resulting primarily from the reduction of estimated deferred tax assets related to unused foreign tax credits. The unused foreign tax credits arose from our ownership of World Minerals prior to its sale in July 2005. The effective tax rate in 2006 reflects a tax benefit of $10.8 million resulting from the release of a valuation allowance we held with respect to a portion of our deferred tax assets related to such unused foreign tax credits.

Net earnings from continuing operations for the three years ended December 31, 2008 include the $5.2 million tax adjustment and $10.8 million tax benefit noted above.

Our earnings from discontinued operations consist of the operations of Darwin prior to its disposition in October 2008, net of minority interest expense, and includes an after-tax gain upon disposition of approximately $92.1 million in the 2008 fourth quarter, including approximately $9.5 million of gain deferred at the time of Darwin’s initial public offering in May 2006. See Note 2 to our consolidated financial statements set forth in Item 8 to this Form 10-K Report for additional information on discontinued operations.

AIHL Operating Unit Pre-Tax Results

	RSUI	AIHL Re	CATA	EDC(1)	AIHL
	(in millions, except ratios)

2008
Gross premiums written	$1,055.4	$0.4	$207.9	$77.0	$1,340.7
Net premiums written	650.9	0.1	177.4	69.8	898.2

Net premiums earned (2)	$689.6	$0.2	$186.9	$72.0	$948.7
Loss and loss adjustment expenses	376.3	–	90.9	102.8	570.0
Underwriting expenses (3)	175.7	–	80.8	30.1	286.6

Underwriting profit(loss) (4)	$137.6	$0.2	$15.2	$(60.9)	$92.1

Net investment income (2)					112.6
Net realized capital losses (2)					(248.4)
Other income (2)					0.7
Other expenses (3)					32.1

Losses from continuing operations before income taxes					$(75.1)

Loss ratio (5)	54.6%	–	48.6%	142.8%	60.1%
Expense ratio (6)	25.5%	22.8%	43.2%	41.8%	30.2%

Combined ratio (7)	80.1%	22.8%	91.8%	184.6%	90.3%

2007
Gross premiums written	$1,206.6	$1.1	$250.1	$49.0	$1,506.8
Net premiums written	716.1	2.2	199.1	45.1	962.5

Net premiums earned (2)	$707.5	$24.5	$198.0	$44.3	$974.3
Loss and loss adjustment expenses	324.3	–	95.8	28.9	449.0
Underwriting expenses (3)	163.3	0.1	82.8	11.0	257.2

Underwriting profit (4)	$219.9	$24.4	$19.4	$4.4	$268.1

Net investment income (2)					126.5
Net realized capital gains (2)					36.5
Other income (2)					0.5
Other expenses (3)					52.8

Earnings from continuing operations before income taxes					$378.8

Loss ratio (5)	45.8%	–	48.4%	65.1%	46.1%
Expense ratio (6)	23.1%	0.7%	41.8%	24.8%	26.4%

Combined ratio (7)	68.9%	0.7%	90.2%	89.9%	72.5%

2006
Gross premiums written	$1,366.1	$–	$255.5	–	$1,621.6
Cessions to AIHL Re	(58.0)	58.0	–	–	–

Gross premiums written after AIHL Re	$1,308.1	$58.0	$255.5	–	$1,621.6
Net premiums written	$676.6	$58.0	$181.6	–	$916.2

Net premiums earned (2)	$670.7	$35.7	$171.4	–	$877.8
Loss and loss adjustment expenses	332.3	–	78.0	–	410.3
Underwriting expenses (3)	141.0	0.2	74.3	–	215.5

Underwriting profit (4)	$197.4	$35.5	$19.1	–	$252.0

Net investment income (2)					107.1
Net realized capital gains (2)					13.9
Other income (2)					1.8
Other expenses (3)					43.8

Earnings from continuing operations before income taxes					$331.0

Loss ratio (5)	49.6%	–	45.5%		46.7%
Expense ratio (6)	21.0%	0.8%	43.3%		24.6%

Combined ratio (7)	70.6%	0.8%	88.8%		71.3%

(1)	Includes the results of EDC, net of purchase accounting adjustments, commencing July 18, 2007 (see Note 4 to our consolidated financial statements set forth in Item 8 of this Form 10-K Report).

(2)	Represent components of total revenues.

(3)	Commissions, brokerage and other underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses attributable to underwriting activities, whereas the remainder constitutes other expenses.

(4)	Represents net premiums earned less loss and LAE and underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or net realized capital gains. Underwriting profit does not replace net income determined in accordance with GAAP as a measure of profitability; rather, we believe that underwriting profit, which does not include net investment income and other income or net realized capital gains, enhances the understanding of AIHL’s insurance operating units’ operating results by highlighting net income attributable to their underwriting performance. With the addition of net investment income and other income and net realized capital gains, reported pre-tax net income (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting profit as an important measure in the overall evaluation of performance.

(5)	Loss and LAE divided by net premiums earned, all as determined in accordance with GAAP.

(6)	Underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.

(7)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on losses (including LAE) and underwriting expenses.

Discussion of individual AIHL operating unit results follows, and AIHL investment results are discussed below under “Investments.”

RSUI

The decrease in gross premiums written by RSUI in 2008 from 2007 primarily reflects continuing and increasing price competition, particularly in RSUI’s general liability and property lines of business. RSUI’s net premiums earned decreased in 2008 from 2007 due to a decrease in the property line of business, partially offset by a modest increase in the casualty lines of business. The decrease in property premiums earned is due to substantially lower premium writings, partially offset by reduced reinsurance limits being purchased and reduced rates paid for catastrophe and per risk reinsurance coverage renewed at May 1, 2008. The modest increase in casualty premiums earned primarily reflects the growth of RSUI’s binding authority line of business and the non-renewal at April 1, 2007 of a professional liability quota share reinsurance treaty, partially offset by general liability from substantially lower premium writings. The binding authority line writes small, specialized coverages pursuant to underwriting authority arrangements with managing general agents.

The decrease in gross premiums written in 2007 from 2006 primarily reflects continuing and increasing pricing competition in RSUI’s general liability, umbrella/excess and property lines of business. RSUI’s net premiums earned in both property and casualty lines of business increased in 2007 from 2006. The increase in property net premiums earned is due primarily to increased retentions and reduced reinsurance limits being purchased at lower rates for catastrophe and per risk coverage renewed at May 1, 2007. The increase in casualty net premiums earned primarily reflects the growth of RSUI’s binding authority line of business.

The increase in loss and LAE in 2008 from 2007 primarily reflects 2008 net catastrophe losses of $97.9 million, partially offset by an aggregate $43.7 million of prior accident year loss reserve releases, compared with $3.9 million of net catastrophe losses (excluding Hurricane Katrina reserve strengthening) and an $8.5 million net reserve increase of prior accident year loss reserves (including Hurricane Katrina reserve strengthening, as described below) during 2007. Of the $97.9 million net catastrophe loss in 2008, $80.9 million relates to Hurricanes Ike, Gustav, and Dolly, all of which occurred during the 2008 third quarter. The $80.9 million is $18.1 million lower than the $99.0 million estimated for such hurricanes in the 2008 third quarter. The $43.7 million reserve release primarily reflects the professional liability, general liability and D&O liability lines of business, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. Such reduction did not impact the assumptions used in estimating RSUI’s loss and loss adjustment expense liabilities for business earned in 2008.

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

The slight decrease in loss and LAE in 2007 from 2006 primarily reflects continued favorable current accident year loss experience for property and to a lesser extent, D&O lines of business, partially offset by an $8.5 million net increase in reserves. This net reserve increase reflects a $43.2 million increase in estimated losses and LAE related to Hurricane Katrina, partially offset by a release of $34.7 million of prior year reserves principally for the professional liability and D&O lines of business. The increase in Hurricane Katrina reserves primarily reflects the results of reviews, completed during 2007, of Katrina loss and LAE reserves in light of the uncertain legal environment. RSUI reviews its reserves quarterly. In 2007, settlements of pending claims were larger than expected, which contributed to RSUI’s decision to increase reserves for its remaining pending Hurricane Katrina claims. Future legal developments, to the extent adverse to the insurance industry, may result in additional adverse development in RSUI’s Hurricane Katrina loss and LAE reserves. The release of prior year reserves for the professional liability and D&O liability lines of business reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business.

The increase in RSUI’s underwriting expenses in 2008 from 2007 primarily reflects lower ceding commissions primarily resulting from the non-renewal of RSUI’s professional liability quota share reinsurance treaty which expired in April 2007, as well as lower ceding commissions on RSUI’s reinsurance arrangements for other casualty lines of business due to a reduction in premiums written in such lines. The increase in underwriting expenses in 2007 from 2006 reflects higher salary and benefit expenses and lower ceding commissions earned by RSUI on its property surplus share reinsurance arrangements, which caused net commission expenses incurred to increase.

The increase in loss and LAE described above was the primary cause for the decrease in RSUI’s underwriting profit in 2008 from 2007. RSUI’s underwriting profit for 2007 increased from 2006, primarily reflecting an increase in net premiums earned and lower than expected current accident year property losses, partially offset by higher underwriting expenses and the net reserve increase of $8.5 million, as discussed above.

Additional information regarding RSUI’s use of reinsurance and risks related to reinsurance recoverables can be found on pages 20 and 21 and page 28 of this Form 10-K Report. Additional information regarding RSUI’s adjustments and releases to prior year reserves can be found on page 37 and pages 47 and 48 of this Form 10-K Report.

Rates at RSUI in 2008, compared with 2007, reflect overall industry trends of downward pricing as a result of increased competition, with decreased rates in all of RSUI’s lines of business. RSUI is also seeing fewer opportunities to write business, as a more competitive market causes less business to flow into the wholesale and/or excess and surplus marketplace in which RSUI operates. Rates at RSUI in 2007 compared with 2006 reflect overall industry trends of downward pricing as a result of increased competition, with decreased rates in all of RSUI’s lines of business, particularly with respect to the general liability, umbrella/excess and property lines of business.

AIHL Re

AIHL Re was formed in June 2006 as a captive reinsurance subsidiary of AIHL to provide catastrophe reinsurance coverage for RSUI. AIHL Re and RSUI entered into a reinsurance agreement, effective July 1, 2006, whereby AIHL Re, in exchange for market-based premiums, took that portion of RSUI’s catastrophe reinsurance program not covered by third-party reinsurers. The cumulative premiums ceded from RSUI to AIHL Re under this agreement for the coverage period was $59.1 million. This reinsurance coverage expired on April 30, 2007 and AIHL Re has not participated in RSUI’s catastrophe reinsurance program since that date.

AIHL Re and Homesite entered into a reinsurance agreement, effective April 1, 2007, whereby AIHL Re, in exchange for an annual premium of approximately $2.0 million, provided $20.0 million of excess-of-loss reinsurance coverage to Homesite under its catastrophe reinsurance program. This reinsurance coverage expired on March 31, 2008 and AIHL Re did not participate in Homesite’s catastrophe reinsurance program for the 2008-2009 period. In connection with the expiration of the agreement, the trust funds established to secure AIHL Re’s obligations to make payments to Homesite under such reinsurance agreement was dissolved and the $20 million in such funds was distributed to AIHL Re in April 2008.

AIHL Re’s underwriting profit in 2008, 2007 and 2006 reflects the absence of catastrophe losses during all periods.

CATA

CATA’s net premiums earned in 2008 decreased from 2007, primarily reflecting continuing and increasing price competition in CATA’s property and casualty (including in excess and surplus markets) and commercial surety lines of business, partially offset by net premiums earned in CATA’s recently established specialty markets division. The increase in CATA’s net premiums earned in 2007 from 2006 reflects growth in gross and net premiums written in CATA’s property and casualty lines of business.

The decrease in loss and LAE in 2008 from 2007 primarily reflects a decrease in net premiums earned, partially offset by a lesser amount of reserve releases in 2008 compared with 2007. During 2008, CATA had a net release of $11.8 million of prior year reserves, primarily in its liability and commercial surety lines of business. The reduction reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. Such reduction did not impact the assumptions used in estimating CATA’s loss and LAE liabilities for business earned in 2008. During 2007, CATA had a net release of $14.4 million of prior year reserves, primarily in its liability and commercial surety lines of business. The increase in loss and LAE in 2007 from 2006 reflects growth in net premiums earned and higher property losses, partially offset by reductions of reserves for prior accident years. Such reductions were $14.4 million in 2007 and $13.6 million in 2006.

The decrease in net earned premium, partially offset by lower loss and LAE described above, was the primary cause for the decrease in CATA’s underwriting profit in 2008 from 2007. Underwriting profit in 2007 was only modestly higher than 2006, whereby the increase in net earned premium was offset by higher loss and LAE described above, as well as higher underwriting expenses.

Additional information regarding CATA’s releases to prior year reserves can be found on page 37 and pages 47 and 48 of this Form 10-K Report.

Rates at CATA in 2008, compared with 2007, reflect overall industry trends of lower pricing as a result of increased competition, causing a reduction of premium volumes in CATA’s lines of business. CATA experienced increased competition and decreased rates in its property and casualty and commercial surety lines of business during 2007 compared with 2006.

EDC

EDC’s net premiums earned in 2008 and 2007 reflect increased competition, decreased rates, reduction of exposure as measured by insured payroll and declining renewal retention rates in EDC’s California workers’ compensation business. Loss and LAE in 2008 and 2007 reflect the exposure of EDC’s underlying book of business. In addition, loss and LAE in 2008 reflect the trend of increasing loss costs, as well as a $35.9 million reserve increase in 2008, consisting of $25.4 million related to prior accident years and $10.5 million related to the 2008 accident year. The increases for both the prior accident years and the 2008 accident year primarily reflect a significant acceleration in claims emergence and higher than anticipated increases in industry-wide severity. These increases in reserves also caused EDC to write off its deferred acquisition cost asset of $2.1 million and establish a modest premium deficiency reserve in the 2008 second quarter. Loss and LAE in 2007 reflect a net reserve release of workers’ compensation reserves of $9.7 million. This release consisted of an $18.8 million decrease for prior accident years, partially offset by a $9.1 million increase for the 2007 accident year through the date of the acquisition by AIHL. EDC’s reduction of prior year reserves reflects favorable loss emergence as compared with loss emergence patterns assumed in earlier periods for such line of business.

The loss and LAE described above were the primary cause of EDC’s underwriting loss in 2008, and underwriting profit for 2007.

In connection with impairment testing of our goodwill and other intangible assets during the fourth quarter of 2008, we determined that the $48.7 million of goodwill associated with our acquisition of EDC was impaired in its entirety. As a result, at December 31, 2008, we recorded a non-cash charge of $48.7 million, which is classified as a net realized capital loss in our consolidated statement of earnings and represents the entire EDC goodwill balance at such date. Our estimation of EDC’s fair value was based primarily on observing the stock market-based valuations of other publicly-traded insurance carriers. The factors that contributed to our determination that the EDC goodwill was impaired include the recent unfavorable conditions in the U.S. economy and California workers’ compensation insurance market, combined with EDC’s poor results during 2008. There was no resulting impact to our tax balances as a result of this charge.

Additional information regarding EDC’s releases to prior year reserves can be found on pages 37 and 38 and pages 47 and 48 of this Form 10-K Report.

EDC experienced increased competition and decreasing rates in its California workers’ compensation business during 2008.

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

					Workers’	All
	Property	Casualty(1)	CMP(2)	Surety	Comp(3)	Other(4)	Total
	(in millions)

At December 31, 2008
Gross loss and LAE reserves	$365.9	$1,836.6	$75.8	$21.5	$227.4	$51.4	$2,578.6
Reinsurance recoverables on unpaid losses	(153.5)	(811.6)	(0.3)	(0.2)	(12.2)	(30.5)	(1,008.3)

Net loss and LAE reserves	$212.4	$1,025.0	$75.5	$21.3	$215.2	$20.9	$1,570.3

At December 31, 2007
Gross loss and LAE reserves	$332.1	$1,683.2	$85.0	$20.6	$187.4	$71.4	$2,379.7
Reinsurance recoverables on unpaid losses	(126.4)	(783.8)	(1.1)	(0.3)	(8.8)	(46.4)	(966.8)

Net loss and LAE reserves	$205.7	$899.4	$83.9	$20.3	$178.6	$25.0	$1,412.9

At December 31, 2006
Gross loss and LAE reserves	$598.3	$1,427.8	$86.2	$18.4	$11.5	$86.7	$2,228.9
Reinsurance recoverables on unpaid losses	(348.4)	(700.3)	(1.1)	(0.2)	–	(51.4)	(1,101.4)

Net loss and LAE reserves	$249.9	$727.5	$85.1	$18.2	$11.5	$35.3	$1,127.5

(1)	Primarily consists of umbrella/excess, D&O liability, professional liability and general liability.

(2)	Commercial multiple peril.

(3)	Workers’ compensation amounts at December 31, 2008 and 2007 include EDC, net of purchase accounting adjustments (See Note 4 to our consolidated financial statements set forth in Item 8 of this Form 10-K Report). Such adjustments include a minor reduction of gross and net loss and LAE for acquisition-date discounting, as required under purchase accounting. Workers’ compensation amounts at December 31, 2008, 2007 and 2006 include minor workers’ compensation balances from CATA.

(4)	Primarily consists of loss and LAE reserves for discontinued lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees. The loss and LAE reserves are ceded 100 percent to the sellers. Additional information regarding the loss reserve guarantees can be found in Note 5 to our consolidated financial statements set forth in Item 8 of this Form 10-K Report.

Changes in Loss and LAE Reserves between December 31, 2008 and December 31, 2007

Gross Reserves.  The increase in gross loss and LAE reserves at December 31, 2008 from December 31, 2007 primarily reflects increases in casualty and to a lesser extent, workers’ compensation and property gross loss and LAE reserves, partially offset by modest decreases in other gross loss and LAE reserves. The increase in casualty gross loss and LAE reserves primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior accident years at RSUI. Such increases for RSUI were partially offset by net releases of prior accident year reserves. The increase in workers’ compensation gross loss and LAE reserves primarily relates to increases to both current and prior accident year reserves by EDC. The increase in property gross loss and LAE reserves primarily reflects significant catastrophe gross losses incurred by RSUI during 2008 from Hurricanes Ike, Gustav and Dolly. The decrease in other reserves is due primarily to a reduction in loss and LAE reserves acquired in connection with prior acquisitions which are ceded 100 percent to the sellers.

Net Reserves.  The increase in net loss and LAE reserves at December 31, 2008 from December 31, 2007 primarily reflects increases in casualty and, to a lesser extent, workers’ compensation net loss and LAE reserves. The increase in casualty net loss and LAE reserves primarily reflects anticipated loss reserves on current accident year premiums earned and limited net paid loss activity for the current and prior accident years at RSUI. Such increases for RSUI were partially offset by net releases of prior accident year reserves. The increase in workers’ compensation net loss and LAE reserves is primarily due to increases by EDC to both its current and prior accident year reserves.

Changes in Loss and LAE Reserves between December 31, 2007 and December 31, 2006

Gross Reserves.  The increase in gross loss and LAE reserves at December 31, 2007 from December 31, 2006 primarily reflects increases in workers’ compensation and casualty gross loss and LAE reserves, partially offset by a net reduction in RSUI’s property gross loss and LAE reserves. The increase in workers’ compensation gross loss and LAE reserves is due to the acquisition of EDC in July 2007. The increase in casualty gross loss and LAE reserves primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior casualty accident years at RSUI, partially offset by releases of prior year reserves. The decrease in property gross loss and LAE reserves is mainly due to gross loss payments on 2004 and 2005 hurricane related losses, principally Hurricane Katrina.

Net Reserves.  The increase in net loss and LAE reserves at December 31, 2007 from December 31, 2006 primarily reflects increases in workers’ compensation and casualty net loss and LAE reserves. The increase in workers’ compensation gross loss and LAE reserves is due to the acquisition of EDC in July 2007. The increase in casualty gross loss and LAE reserves is due to RSUI, and primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior casualty accident years, and lower reinsurance utilization, partially offset by releases of prior year reserves. Slightly lower loss and LAE property reserves is mainly due to loss payments on 2004 and 2005 hurricane related losses, principally Hurricane Katrina, partially offset by an increase in estimated losses, net of reinsurance recoverables on unpaid losses, related to Hurricane Katrina, as discussed in more detail on pages 44 and 45 of this Form 10-K Report.

Reinsurance Recoverables

At December 31, 2008, AIHL had total reinsurance recoverables of $1,056.4 million, consisting of $1,008.3 million of ceded outstanding losses and LAE and $48.1 million of recoverables on paid losses. Approximately 93.7 percent of AIHL’s reinsurance recoverables balance at December 31, 2008 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. Of total reinsurance recoverable amounts, RSUI had reinsurance recoverables of approximately $859.3 million. Information regarding concentration of AIHL’s reinsurance recoverables at December 31, 2008 is as follows (in millions except for percentages):

Reinsurer(1)	Rating(2)		Dollar Amount	Percentage

Swiss Reinsurance Company	A+ (Superior	)	$192.1	18.2%
The Chubb Corporation	A++ (Superior	)	$121.5	11.5%
Platinum Underwriters Holdings, Ltd.	A (Excellent	)	$92.8	8.8%
All other reinsurers			$650.0	61.5%

Total			$1,056.4	100.0%

(1)	Reinsurance recoverable amounts reflect amounts due from one or more reinsurance subsidiaries of the listed reinsurer.

(2)	Represents the A.M. Best rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.

At December 31, 2008, AIHL also had fully collateralized reinsurance recoverables of $161.1 million due from Darwin, now a subsidiary of AWAC. The A.M. Best financial strength rating of Darwin was A (Excellent) at December 31, 2008. AIHL had no allowance for uncollectible reinsurance as of December 31, 2008.

AIHL Investments

General. AIHL and its insurance operating units invest in debt and equity securities to support their operations. Following is information relating to AIHL’s investments.

	Years Ended December 31,
	2008		2007	2006
	(in millions)

Net investment income	$112.6		$126.5	$107.1
Net realized capital (losses) gains	$(199.7	)*	$36.5	$13.9

*	Excludes a non-cash impairment charge of $48.7 million related to the goodwill associated with our acquisition of EDC, which was classified as a net realized capital loss in our consolidated statement of earnings.

The decrease in AIHL’s net investment income in 2008 from 2007 is due principally to lower average investment yields in 2008 and poor results from partnership investments in 2008, partially offset by the net positive effect from the acquisition of EDC, as invested assets acquired were greater than our purchase price, and positive underwriting cash flow at RSUI and CATA. The increase in net investment income in 2007 from 2006 primarily reflects positive underwriting cash flow and the net positive effect of the acquisition of EDC.

The net realized capital losses in 2008 relate principally to significant impairment charges in 2008 resulting from $244.0 million of unrealized losses that were deemed to be other than temporary, partially offset by the sale of common stock holdings in the energy sector. The net realized capital gains in 2007 primarily reflect the sale of common stock holdings in the energy and mining sectors, partially offset by $7.7 million of unrealized losses that were deemed to be other than temporary. Additional information regarding unrealized losses deemed to be other than temporary can be found on pages 38 and 39 and page 52 herein.

Investment Strategy. AIHL’s investment strategy seeks to preserve principal and maintain liquidity while trying to maximize its risk-adjusted, after-tax rate of return. Investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophic losses. AIHL’s investment portfolio currently consists mainly of highly rated and liquid debt securities and equity securities listed on national securities exchanges. In this regard, as of December 31, 2008, 56.9 percent of AIHL’s debt securities portfolio was invested in securities with the highest rating (Aaa / AAA), 30.3 percent was invested in securities with the second highest rating (Aa / AA) and only 0.2 percent had either no rating or a rating below investment grade (below Baa3 / BBB-). AIHL’s debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of portfolio assets and the duration of liabilities, and, as such, is classified as available for sale.

AIHL produced positive cash flow in the three-year period ending December 31, 2008. AIHL’s positive cash flow from continuing operations reduces the need to liquidate portions of its debt securities portfolio to pay for current claims of its insurance operating units. This positive cash flow also permits AIHL, as attractive investment opportunities arise, to make investments in debt securities that have a longer duration than AIHL liabilities. This strategy, when used, is designed to grow AIHL’s capital resources. When attractive investment opportunities do not arise, AIHL may maintain higher proportions of shorter duration debt securities to preserve its capital resources. In this regard, as of December 31, 2008, AIHL held approximately $927.2 million, or 34.6 percent of its debt securities portfolio, in securities with maturities of five years or less and approximately $496.3 million of short-term investments. See Note 3 to the Notes to our consolidated financial statements set forth in Item 8 of this Form 10-K Report for further details concerning the contractual maturities of our consolidated investment portfolio. AIHL may modestly increase the proportion of its debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide sufficient compensation for their increased risk. We do not believe that this strategy would reduce AIHL’s ability, as necessary, to meet ongoing claim payments or to respond to significant catastrophe losses.

In the event paid losses accelerate beyond the ability of AIHL’s insurance operating units to fund these paid losses from current cash balances, current operating cash flow, coupon receipts and security maturities, AIHL would need to liquidate a portion of its investment portfolio, receive capital contributions from us and/or arrange for financing. Strains on liquidity could result from:

•	the occurrence of several significant catastrophic events in a relatively short period of time,

•	the sale of investments to fund these paid losses into a depressed marketplace,

•	the uncollectibility of reinsurance recoverables on these paid losses,

•	the significant decrease in the value of collateral supporting these reinsurance recoverables, or

•	a significant reduction in our net premium collections.

While all of AIHL’s investment holdings are currently denominated in U.S. dollars, investments may be made in other currency denominations depending upon investment opportunities in those currencies, or as may be required by regulation or law. AIHL’s investment guidelines require compliance with applicable local regulations and laws.

Investment Position Summary. The following tables summarize the investments of AIHL and its subsidiaries on a consolidated basis, excluding cash, as of December 31, 2008 and 2007, with all investments carried at fair value (in millions, except for percentages):

Investments

	Amortized Cost or Cost		Fair Value
	Amount	Percentage	Amount	Percentage

December 31, 2008
Short-term investments	$496.3	13.7%	$496.3	13.9%
Corporate bonds	205.1	5.7	207.5	5.8
U.S. government and government agency bonds	201.8	5.6	211.4	5.9
Mortgage and asset-backed securities	701.3	19.3	648.3	18.1
Municipal bonds	1,421.8	39.2	1,434.1	40.1
Foreign bonds	172.6	4.8	177.3	5.0
Equity securities	425.1	11.7	402.4	11.2

Total	$3,624.0	100.0%	$3,577.3	100.0%

	Amortized Cost or Cost		Fair Value
	Amount	Percentage	Amount	Percentage

December 31, 2007
Short-term investments	$290.6	8.7%	$290.6	8.3%
Corporate bonds	240.5	7.2	242.2	6.9
U.S. government and government agency bonds	176.1	5.3	180.0	5.2
Mortgage and asset-backed securities	684.8	20.4	685.3	19.6
Municipal bonds	1,149.1	34.3	1,158.1	33.2
Foreign bonds	176.0	5.3	182.1	5.2
Equity securities	628.5	18.8	756.6	21.6

Total	$3,345.6	100.0%	$3,494.9	100.0%

At December 31, 2008, our mortgage- and asset-backed securities portfolio was backed by the following types of underlying collateral (in millions):

Type of Underlying Collateral	Fair Value	Average Rating

Guaranteed by FNMA or FHLMC (1)	$188.9	Aaa / AAA (2)
Guaranteed by GNMA (3)	92.2	Aaa / AAA (2)
Prime (4)	320.6	Aaa / AAA (2)
Alt-A (4)	39.5	Aa / AA (5)
Sub-prime (4)	7.1	Aaa / AAA (2)

Total	$648.3	Aaa / AAA

(1)	“FNMA” refers to the Federal National Mortgage Association and “FHLMC” refers to the Federal Home Loan Mortgage Corporation.

(2)	All such securities are rated AAA by Standard & Poor’s.

(3)	“GNMA” refers to the Government National Mortgage Association.

(4)	As defined by Standard & Poor’s.

(5)	77.0 percent of such securities was rated AAA by Standard & Poor’s.

All of our mortgage- and asset-backed securities are current as to principal and interest. Additional information regarding AIHL’s holdings of securities backed by sub-prime and Alt-A collateral at December 31, 2008 is as follows (dollars in millions):

	Gross	Gross	Weighted
Type of Underlying	Unrealized	Unrealized	Average
Collateral	Gains	Losses	Life

Alt-A	$–	$6.7	3.7 years
Sub-prime	$–	$0.6	2.2 years

Approximately 31.4 percent (or approximately $840.8 million) of debt securities, predominantly municipal obligations, contained in our debt securities portfolio is insured by financial guaranty insurance companies. The purpose of this insurance is to increase the credit quality of the debt securities and their credit ratings discussed above. If the obligations of these financial guarantors ceased to be valuable, either through a credit rating downgrade or default, these debt securities would likely receive lower credit ratings by the rating agencies that would reflect the creditworthiness of the various obligors as if the debt securities were uninsured. The following table summarizes the credit quality of our portfolio as rated, and as rated if the debt securities were uninsured:

	% of Debt Securities
	Portfolio
	As rated	As rated if uninsured

Aaa /AAA	56.9%	57.0%
Aa / AA	30.3%	28.7%
A / A	10.4%	12.1%
Baa / BBB	2.2%	1.3%
Below Baa / BBB	0.2%	0.2%
Not rated	–%	0.7%

	100.0%	100.0%

AIHL continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If a decline in the value of a particular investment is deemed to be temporary, AIHL records the decline as an unrealized loss in common stockholders’ equity. If a decline is deemed to be other than temporary, it is written down to the carrying value of the investment and a realized loss is recorded on AIHL’s statement of earnings. Management’s assessment of a decline in value includes, among other things, (i) the duration of time and the relative magnitude to which fair value of the investment has been below cost; (ii) the financial condition and near-term prospects of the issuer of the investment; (iii) extraordinary events, including negative news releases and rating agency downgrades, with respect to the issuer of the investment; and (iv) AIHL’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. If the review indicates that the declines were other than temporary, AIHL would record a realized capital loss on its statement of earnings.

Net realized capital losses in 2008 include $244.0 million of impairment charges reflecting unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings. Of the $244.0 million of impairment charges, $144.8 million related to energy sector equity holdings, $34.4 million related to financial sector equity holdings, $30.4 million related to construction sector equity holdings, $13.6 million related to mining sector equity holdings, $17.6 million related to equity holdings in other sectors and $3.2 million related to debt security holdings. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the declines in fair value of such securities relative to their cost as of the balance sheet date. Such severe declines are primarily related to a significant deterioration of U.S. equity market conditions during 2008. Net realized capital gains in 2007 and 2006 include $7.7 million and $3.6 million, respectively, of impairment charges related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings.

The following tables summarize, for all securities in an unrealized loss position at December 31, 2008 and 2007, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position, after adjusting the cost basis of securities for the recognition of unrealized losses through impairment charges (in millions):

Securities in an Unrealized Loss Position

		Gross
		Unrealized
December 31, 2008	Fair Value	Loss

Debt securities:
0 – 12 months	$786.7	$57.6
Over 12 months	89.3	19.9

Total	$876.0	$77.5

Equity securities:
0 – 12 months	$149.6	$48.4
Over 12 months	–	–

Total	$149.6	$48.4

		Gross
		Unrealized
December 31, 2007	Fair Value	Loss

Debt securities:
0 – 12 months	$356.7	$3.8
Over 12 months	348.9	4.2

Total	$705.6	$8.0

Equity securities:
0 – 12 months	$269.0	$28.7
Over 12 months	–	–

Total	$269.0	$28.7

Debt Securities Portfolio. The following table reflects investment results for the debt securities portfolio of AIHL and its subsidiaries, on a consolidated basis, for the years ended December 31, 2008, 2007 and 2006 (in millions, except for percentages):

Investment Results for the Debt Securities Portfolio

		Net	Net	Pre-Tax
		Pre-Tax	After-Tax	Realized
	Average	Investment	Investment	Gains	Effective	After-Tax
Year Ended:	Investments(1)	Income(2)	Income(3)	(Losses)	Yield(4)	Yield(5)

December 31, 2008	$2,564.5	$112.0	$86.3	$(2.1)	4.4%	3.4%
December 31, 2007	$2,293.0	$119.1	$90.8	$(7.9)	5.2%	4.0%
December 31, 2006	$1,817.1	$101.9	$75.4	$0.9	5.6%	4.2%

(1)	Average of amortized cost of debt securities portfolio at beginning and end of period.

(2)	After investment expenses, excluding realized gains or losses from sale of investments.

(3)	Net pre-tax investment income less income taxes.

(4)	Net pre-tax investment income for the period divided by average investments for the same period.

(5)	Net after-tax investment income for the period divided by average investments for the same period.

Equity Securities Portfolio. As of December 31, 2008, the equity securities portfolio of AIHL and its subsidiaries, on a consolidated basis, was carried at a fair value of approximately $402.4 million, with an original cost of approximately $425.1 million (after adjusting the cost basis of securities for the recognition of unrealized losses through impairment charges). In 2008, AIHL had dividend income on its portfolio of $14.6 million, compared with $11.7 million in 2007 and $5.2 million in 2006. AIHL and its subsidiaries may, from time to time, make significant investments in the common stock of a public company, subject to limitations imposed by applicable regulations.

Corporate Activities

Corporate activities recorded pre-tax earnings of $136.1 million on revenues of $175.5 million in 2008, compared with pre-tax earnings of $53.5 million on revenues of $90.8 million in 2007, and pre-tax earnings of $8.8 million on revenues of $59.7 million in 2006. Results for 2008 and 2007 primarily reflect net realized capital gains at the parent level of $152.3 million and $55.9 million, respectively, resulting from the sale of approximately 2.0 million and 0.8 million shares of Burlington Northern common stock, respectively. Results for 2006 primarily reflect $14.3 million of net realized capital gains from sales of all securities.

Corporate activities results in 2007 and 2006 were also impacted by sales of real property by Alleghany Properties, net investment income (including earnings from Alleghany’s equity investment in Homesite) and expenses, including corporate administrative expense and interest expense. Gains on sales of real property were $1.4 million during 2008, compared with $14.7 million during 2007 and $24.3 million in 2006. Net investment income for corporate activities in 2008 reflects (i) poor results from parent-level partnership investments; (ii) lower average investment yields compared to earlier periods; and (iii) lower average debt security assets compared to earlier periods due to capital contributions made by parent to AIHL in connection with AIHL’s acquisition of EDC in July 2007. In addition, net investment income includes $0.3 million and $4.1 million of Alleghany’s equity in earnings of Homesite, net of purchase accounting adjustments, for 2008 and 2007, respectively. Corporate administration and interest expenses were substantially lower in 2008 and 2007, relative to 2006, reflecting lower expenses for benefits incurred and other employee-related costs. Interest expense in 2006 reflects interest incurred on our $80.0 million of floating rate notes of Alleghany Funding, which matured in January of 2007.

We hold certain strategic investments at the parent level. In this regard, as of December 31, 2008, we owned approximately 3.0 million shares of Burlington Northern. These shares had an aggregate market value on December 31, 2008 of approximately $227.1 million. The aggregate cost of our Burlington Northern common stock is approximately $38.1 million. In addition to equity securities, we also hold $81.4 million of debt securities at the parent level which are highly-rated, available-for-sale bonds that are primarily backed by the U.S. government. In addition, $139.9 million of high quality, short-term investments are carried at cost, which approximates market value.

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at the parent company in the form of cash, marketable securities, available credit lines and minimal amounts of debt. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. At December 31, 2008, we held approximately $445.3 million of marketable securities and cash at the parent company and $466.5 million of marketable securities and cash at AIHL, which totaled $911.8 million of marketable securities and cash. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures at December 31, 2008.

Common stockholders’ equity decreased to $2,646.7 million as of December 31, 2008, compared with $2,784.3 million as of December 31, 2007, representing a decrease of 5.0 percent. The decrease in common stockholders’ equity reflects a net decrease in net unrealized appreciation on our investment portfolio during 2008 and a decrease in net earnings in 2008.

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

At the parent level, we have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we have no material commitments for capital expenditures.

Dividends. We have declared stock dividends in lieu of cash dividends every year since 1987 except 1998 when Chicago Title Corporation was spun off to our stockholders. These stock dividends have helped to conserve our financial strength and, in particular, the liquid assets available to finance internal growth and operating company acquisitions and investments. On April 24, 2009, as our dividend on our common stock for 2009, we will pay to stockholders of record on April 1, 2009 a dividend of one share of our common stock for every 50 shares outstanding.

Credit Agreement. In addition to our liquid assets, we are party to a three-year unsecured credit agreement, or the “Credit Agreement,” with a bank syndicate, providing commitments for revolving credit loans in an aggregate principal amount of up to $200.0 million. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes. At our option, borrowings under the Credit Agreement will bear interest at either (x) the higher of (i) the administrative agent’s prime commercial lending rate or (ii) the federal funds rate plus 0.50 percent, or (y) the London Interbank Overnight Rate plus a margin (currently 65 basis points) based on our Standard & Poor’s and/or Moody’s rating. The Credit Agreement requires that all loans shall be repaid in full no later than October 23, 2009, or the “Maturity Date,” although we may request up to two one-year extensions of the Maturity Date subject to meeting certain conditions and upon agreement of the Lenders. The Credit Agreement charges us a commitment fee of fifteen basis points (0.15%) per annum of the unused commitment.

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

Our practice is to repay borrowings under our credit agreements promptly in order to keep the facilities available for future acquisitions. We did not borrow any amounts under the Credit Agreement during 2008.

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

Common Stock Purchases. In February 2008, Alleghany announced that its Board of Directors had authorized the purchase of shares of Alleghany common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million. In November 2008, the authorization to repurchase Alleghany common stock was expanded to include repurchases of Alleghany’s 5.75% Mandatory Convertible Preferred Stock. During 2008, we purchased an aggregate of 78,817 shares of our common stock in the open market for approximately $25.1 million, at an average price per share of $318.05. In 2007, we did not purchase any shares of our common stock. On March 29, 2006, we purchased an aggregate of 139,000 shares of our common stock for approximately $39.2 million, at an average cost of about $281.91 per share (not adjusted for the subsequent stock dividend), in a privately negotiated transaction. As of December 31, 2008, we held 76,513 shares of treasury stock.

Dividends from Subsidiaries. At December 31, 2008, approximately $785.8 million of the equity of all of our subsidiaries was available for dividends or advances to us at the parent level. With respect to AIHL’s insurance operating units, they are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by them without prior approval of insurance regulatory authorities. Of the aggregate total equity of our insurance operating units at December 31, 2008 of $1.6 billion, a maximum of $233.3 million was available for dividends without prior approval of the applicable insurance regulatory authorities. These limitations have not affected our ability to meet our obligations. In 2008, RSUI did not pay a dividend. CATA paid AIHL a cash dividend of $3.0 million, AIHL Re paid AIHL a dividend of $21.4 million and Alleghany Properties paid AIHL a cash dividend of $3.0 million. In 2007, RSUI paid AIHL a cash dividend of $75.0 million, CATA paid AIHL a cash dividend of $12.0 million, AIHL Re paid AIHL a dividend of $70.0 million and Alleghany Properties paid AIHL a cash dividend of $12.0 million. At December 31, 2008, approximately $455.8 million of stockholders’ equity was available for dividends by Alleghany to its stockholders.

Contractual Obligations. We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2008, certain long-term aggregate contractual obligations and credit-related financial commitments were as follows (in millions):

			More than	More than
			1 Year	3 Years
		Within	but Within	but Within	More than
Contractual Obligations	Total	1 Year	3 Years	5 Years	5 Years

Operating lease obligations	$79.9	$9.7	$16.4	$16.7	$37.1
Dividends on preferred stock	7.9	7.9	–	–	–
Investments	–	–	–	–	–
Other long-term liabilities reflected on our consolidated balance sheet under GAAP*	110.0	36.5	25.0	35.0	13.5
Losses and LAE	2,578.6	649.9	947.7	495.9	485.1

Total	$2,776.4	$704.0	$989.1	$547.6	$535.7

*	Other long-term liabilities primarily reflect employee pension obligations, certain retired executive pension obligations and obligations under certain incentive compensation plans.

Our insurance operating units have obligations to make certain payments for losses and LAE pursuant to insurance policies they issue. These future payments are reflected as reserves on our consolidated financial statements. With respect to losses and LAE, there is typically no minimum contractual commitment associated with insurance contracts and the timing and ultimate amount of actual claims related to these reserves is uncertain. Additional information regarding reserves for losses and LAE, including information regarding the timing of payments of these expenses, can be found on pages 16 through 20, pages 26 and 27, pages 34 through 38 and pages 47 and 48 of this Form 10-K Report.

Material Off-Balance Sheet Arrangements. We did not have any off-balance sheet arrangements outstanding at December 31, 2008, 2007 or 2006, nor did we enter into any off-balance sheet arrangements during 2008, 2007 or 2006.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds and cash resources to provide for the currently foreseeable needs of their businesses. Our subsidiaries have no material commitments for capital expenditures.

AIHL. The obligations and cash outflow of AIHL’s insurance operating units include claim settlements, administrative expenses and purchases of investments. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, AIHL’s insurance operating units, in general, accumulate funds which they invest pending the need for liquidity. As an insurance company’s cash needs can be unpredictable due to the uncertainty of the claims settlement process, AIHL’s portfolio, which includes those of its insurance operating units, is composed primarily of debt securities and short-term investments to ensure the availability of funds and maintain a sufficient amount of liquid securities. As of December 31, 2008, investments and cash represented 66.1 percent of the assets of AIHL and its insurance operating units.

At December 31, 2008, AIHL had total unpaid losses and LAE of approximately $2.6 billion and total reinsurance recoverables of approximately $1,056.4 million, consisting of $1,008.3 million of ceded outstanding losses and LAE and $48.1 million of recoverables on paid losses. As of December 31, 2008, AIHL’s investment portfolio had a fair market value of approximately $3.6 billion and consisted primarily of high quality debt securities with an average life of 4.4 years and an effective duration of 3.7 years. Effective duration measures a portfolio’s sensitivity to change in interest rates; a change within a range of plus or minus 1 percent in interest rates would be expected to result in an inverse change of approximately 3.7 percent in the fair market value of the portfolio of AIHL. The overall debt securities portfolio credit quality is measured using the lower of either Standard & Poor’s or Moody’s rating. The weighted average rating at December 31, 2008 was AA+, with virtually all securities rated investment grade. Additional information regarding AIHL’s investment portfolio and the credit quality of AIHL’s debt securities portfolio can be found on pages 49 through 54 of this Form 10-K Report.

On July 18, 2007, AIHL acquired approximately 98.5 percent of the outstanding shares of common stock of EDC for $198.1 million. AIHL made a capital contribution of $50.0 million to EDC in connection with the acquisition of EDC.

Alleghany Properties. As of December 31, 2008, Alleghany Properties held properties having a total book value of $19.5 million, compared to $20.1 million as of December 31, 2007 and $22.6 million as of December 31, 2006. These properties and loans had a total book value of approximately $90.1 million as of October 31, 1994, the date Alleghany Properties purchased the assets. The capital needs of Alleghany Properties consist primarily of various development costs relating to its owned properties and corporate administration. Adequate funds to provide for the currently foreseeable needs of its business are expected to be generated by sales and, if needed, capital contributions by us. Alleghany Properties paid cash dividends to us of $3.0 million and $12.0 million in 2008 and 2007, respectively.

Recent Accounting Standards

In September 2006, FASB Statement No. 157, “Fair Value Measurements,” or “SFAS 157,” was issued. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have adopted the provisions of SFAS 157 as of January 1, 2008, and the implementation did not have a material impact on our results of operations and financial condition. See Note 14 to our consolidated financial statements set forth in Item 8 of this Form 10-K Report.

In October 2008, FASB Staff Position No. 157-3, or “FSP FAS 157-3,” was issued. FSP FAS 157-3 clarifies the application of SFAS 157 in an inactive market. If a market becomes inactive, then the fair value determination for securities in that market may be based on inputs that are unobservable in the market, rather than being based on either unadjusted quoted prices or observable market inputs. FSP FAS 157-3 is effective upon issuance, including periods for which financial statements have not been issued. We have adopted the provisions of FSP FAS 157-3 as of September 30, 2008, and the implementation did not have a material impact on our results of operations and financial condition. See Note 14 to our consolidated financial statements set forth in Item 8 of this Form 10-K Report.

Future Application of Accounting Standards

In December 2007, FASB Statements No. 141 (revised 2007), “Business Combinations,” or “SFAS 141R,” and No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” or “SFAS 160,” were issued. SFAS 141R replaces FASB Statement No. 141, “Business Combinations.” SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information regarding the nature and financial effect of the business combination. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way — as equity in the consolidated financial statements. SFAS 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We will adopt SFAS 141R and SFAS 160 for all business combinations initiated after December 31, 2008.

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

The table below summarizes our equity price risk and shows the effect of a hypothetical increase or decrease in market prices as of December 31, 2008 and 2007 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (in millions except for percentages):

			Estimated Fair Value	Hypothetical Percentage
	Estimated	Hypothetical	after Hypothetical	Increase (Decrease) in
As of December 31,	Fair Value	Price Change	Change in Prices	Stockholders’ Equity

2008	$629.5	20% Increase	$755.4	2.9%
		20% decrease	$503.6	(2.9)%
2007	$1,176.4	20% Increase	$1,411.7	5.5%
		20% Decrease	$941.1	(5.5)%

We currently do not use derivatives to manage market and interest rate risks. One interest rate swap that we had matured in January 2007 at no gain or loss to us.

The tables below present sensitivity analyses of our consolidated debt securities as of December 31, 2008 and 2007 that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, we use fair values to measure its potential change, and a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical December 31, 2008 and 2007 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding.

Interest rate shifts	-300	-200	-100	0	100	200	300
	(in millions)

At December 31, 2008
Debt securities, fair value	$3,036.6	$2,954.3	$2,861.0	$2,760.0	$2,659.6	$2,561.8	$2,466.9

Estimated change in fair value	$276.6	$194.3	$101.0	–	$(100.4)	$(198.2)	$(293.1)
At December 31, 2007
Debt securities, fair value	$2,876.6	$2,772.5	$2,669.6	$2,564.7	$2,456.7	$2,348.3	$2,240.8

Estimated change in fair value	$311.9	$207.8	$104.9	–	$(108.0)	$(216.4)	$(323.9)

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

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Alleghany Corporation and Subsidiaries

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2008	2007
	(in thousands, except
	share amounts)

Assets
Investments
Available-for-sale securities at fair value:
Equity securities (cost: 2008 – $463,207; 2007 – $691,429)	$629,518	$1,176,412
Debt securities (amortized cost: 2008 – $2,781,829; 2007 – $2,541,488)	2,760,019	2,564,717
Short-term investments	636,197	316,897

	4,025,734	4,058,026

Other invested assets	250,407	193,272

Total investments	4,276,141	4,251,298

Cash	18,125	57,646
Premium balances receivable	154,022	170,080
Reinsurance recoverables	1,056,438	1,018,673
Ceded unearned premium reserves	185,402	221,203
Deferred acquisition costs	71,753	75,623
Property and equipment at cost, net of accumulated depreciation and amortization	23,310	19,735
Goodwill and other intangibles, net of amortization	151,223	207,540
Current taxes receivable	14,338	4,116
Net deferred tax assets	130,293	–
Assets of discontinued operations	–	812,119
Other assets	100,783	104,079

	$6,181,828	$6,942,112

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$2,578,590	$2,379,701
Unearned premiums	614,067	699,409
Reinsurance payable	53,541	57,380
Net deferred tax liabilities	–	71,594
Liabilities of discontinued operations	–	663,417
Other liabilities	288,941	286,284

Total liabilities	3,535,139	4,157,785

Preferred stock
(shares authorized: 2008 and 2007 – 1,132,000; shares issued and outstanding: 2008 – 1,131,619; 2007 – 1,131,819)	299,429	299,480
Common stock
(shares authorized: 2008 and 2007 – 22,000,000; issued and outstanding
2008 – 8,349,284; 2007 – 8,322,348)	8,349	8,159
Contributed capital	742,863	689,435
Accumulated other comprehensive income	87,249	328,632
Treasury stock, at cost (2008 – 76,513 shares; 2007 – none)	(24,290)	–
Retained earnings	1,533,089	1,458,621

Total stockholders’ equity	2,646,689	2,784,327

	$6,181,828	$6,942,112

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings and Comprehensive Income

	Years Ended December 31,
	2008	2007	2006
	(in thousands, except per share amounts)

Revenues
Net premiums earned	$948,652	$974,321	$877,750
Net investment income	130,184	146,082	127,935
Net realized capital (losses) gains	(92,168)	92,766	28,212
Other income	2,432	15,427	26,435

Total revenues	989,100	1,228,596	1,060,332

Costs and expenses
Loss and loss adjustment expenses	570,019	449,052	410,335
Commissions, brokerage and other underwriting expenses	286,573	257,198	215,533
Other operating expenses	34,861	55,604	47,361
Corporate administration	35,895	32,987	41,667
Interest expense	700	1,476	5,626

Total costs and expenses	928,048	796,317	720,522

Earnings from continuing operations, before income taxes	61,052	432,279	339,810
Income taxes	20,485	144,737	98,863

Earnings from continuing operations	40,567	287,542	240,947
Discontinued operations
Operations (including a gain on disposal of $141,688 in 2008)	164,193	24,976	14,998
Income taxes (including tax on the gain on disposal of $49,591 in 2008)	56,789	13,448	8,042

Earnings from discontinued operations, net of tax	107,404	11,528	6,956

Net earnings	$147,971	$299,070	$247,903

Changes in other comprehensive income
Change in unrealized (losses) gains, net of deferred taxes of $(145,368), $60,778 and $23,227 for 2008, 2007 and 2006, respectively	$(269,969)	$112,874	$43,136
Less: reclassification for (losses) gains realized in net earnings, net of taxes of $(15,198), $32,458 and $9,878 for 2008, 2007 and 2006, respectively	28,225	(60,280)	(18,346)
Other	361	167	(106)

Comprehensive income	$(93,412)	$351,831	$272,587

Net earnings	$147,971	$299,070	$247,903
Preferred dividends	17,218	17,223	8,994

Net earnings available to common stockholders	$130,753	$281,847	$238,909

Basic earnings per share of common stock: *
Continuing operations	$2.81	$32.53	$27.95
Discontinued operations	12.92	1.39	0.84

Basic earnings per share	$15.73	$33.92	$28.79

Diluted earnings per share of common stock: *
Continuing operations	$2.81	$30.85	$27.23
Discontinued operations	12.92	1.23	0.78

Diluted earnings per share	$15.73	$32.08	$28.01

*	Amounts reflect subsequent common stock dividends.

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	Three Years Ended December 31, 2008
				Accumulated
				Other			Total
	Preferred	Common	Contributed	Comprehensive	Treasury	Retained	Stockholders’
	Stock	Stock	Capital	Income	Stock	Earnings	Equity
	(in thousands, except share amounts)

Balance at December 31, 2005	$–	$7,905	$591,164	$254,397	$–	$1,040,920	$1,894,386
(8,388,721 shares of common stock issued; none in treasury)*	–
Add (deduct):
Net earnings	–	–	–	–	–	247,903	247,903
Other comprehensive loss, net of tax:
Retirement plans	–	–	–	(3,316)	–	–	(3,316)
Change in unrealized appreciation of investments, net	–	–	–	24,790	–	–	24,790

Comprehensive income	–	–	–	21,474	–	247,903	269,377

Dividends paid	–	22	6,759	–	37,542	(53,431)	(9,108)
Stock based compensation	–	–	19,302	–	–	–	19,302
Treasury stock purchase	–	–	–	–	(39,185)	–	(39,185)
Gain on sale of subsidiary stock	–	–	9,473	–	–	–	9,473
Issuance of preferred stock	299,527	–	(9,105)	–	–	–	290,422
Other, net	–	32	9,622	–	1,643	–	11,297

Balance at December 31, 2006
(8,280 848 shares of common stock issued; none in treasury)*	299,527	7,959	627,215	275,871	–	1,235,392	2,445,964
Add (deduct):
Net earnings	–	–	–	–	–	299,070	299,070
Other comprehensive loss, net of tax:
Retirement plans	–	–	–	167	–	–	167
Change in unrealized appreciation of investments, net	–	–	–	52,594	–	–	52,594

Comprehensive income	–	–	–	52,761	–	299,070	351,831

Dividends paid	–	159	58,315	–	–	(75,840)	(17,366)
Stock based compensation	–	–	1,144	–	–	–	1,144
Other, net	(47)	41	2,761	–	–	(1)	2,754

Balance at December 31, 2007
(8,322,348 shares of common stock issued; none in treasury)*	299,480	8,159	689,435	328,632	–	1,458,621	2,784,327
Add (deduct):
Net earnings	–	–	–	–	–	147,971	147,971
Other comprehensive loss, net of tax:
Retirement plans	–	–	–	361	–	–	361
Change in unrealized appreciation of investments, net	–	–	–	(241,744)	–	–	(241,744)

Comprehensive income	–	–	–	(241,383)	–	147,971	(93,412)

Dividends paid	–	163	55,988	–	–	(73,501)	(17,350)
Stock based compensation	–	–	2,941	–	–	–	2,941
Treasury stock purchase	–	–	–	–	(24,290)	–	(24,290)
Adjust gain on sale of subsidiary stock	–	–	(9,473)	–	–	–	(9,473)
Other, net	(51)	27	3,972	–	–	(2)	3,946

Balance at December 31, 2008
(8,349,284 shares of common stock issued; 76,513 in treasury)	$299,429	$8,349	$742,863	$87,249	$(24,290)	$1,533,089	$2,646,689

*	Amounts reflect subsequent common stock dividends.

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(in thousands)

Cash flows from operating activities
Net earnings	$147,971	$299,070	$247,903
Earnings from discontinued operations, net	107,404	11,528	6,956

Earnings from continuing operations	40,567	287,542	240,947

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	25,674	16,275	11,674
Net realized capital (gains) losses	92,168	(92,766)	(28,212)
(Increase) decrease in other assets	(37,117)	(2,515)	(29,191)
(Increase) decrease in reinsurance receivable, net of reinsurance payable	(41,604)	116,257	482,467
(Increase) decrease in premium balances receivable	17,671	27,318	9,424
(Increase) decrease in ceded unearned premium reserves	35,801	90,098	43,294
(Increase) decrease in deferred acquisition costs	3,870	(8,286)	(12,736)
Increase (decrease) in other liabilities and current taxes	(24,928)	46,224	80,115
Increase (decrease) in unearned premiums	(86,955)	(102,873)	(4,880)
Increase (decrease) in losses and loss adjustment expenses	198,889	(25,469)	(342,936)

Net adjustments	183,469	64,263	209,019

Net cash provided by operating activities from continuing operations	224,036	351,805	449,966
Net cash provided by operating activities from discontinued operations	106,510	127,355	103,769

Net cash provided by operating activities	330,546	479,160	553,735

Cash flows from investing activities
Purchase of investments	(1,564,024)	(1,336,433)	(1,436,265)
Sales of investments	1,149,434	824,305	298,408
Maturities of investments	325,970	284,666	283,095
Purchases of property and equipment	(9,760)	(4,884)	(4,251)
Net change in short-term investments	(320,111)	79,974	196,628
Other, net	3,700	4,640	9,270
Acquisition of majority- and minority-owned companies, net of cash acquired	(50,816)	(186,743)	(120,670)

Net cash provided by investing activities from continuing operations	(465,607)	(334,475)	(773,785)
Net cash provided by investing activities from discontinued operations	151,607	(152,076)	(91,998)

Net cash (used in) provided by investing activities	(314,000)	(486,551)	(865,783)

Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	–	–	290,422
Proceeds from issuance of subsidiary common stock, net of issuance costs	–	–	86,288
Treasury stock acquisitions	(25,068)	–	(39,186)
Principal payments on long-term debt	–	(80,000)	–
Proceeds from repayment of note receivable	–	91,536	–
Convertible preferred stock dividends paid	(17,350)	(17,367)	(8,342)
Tax benefit on stock based compensation	2,330	1,063	1,034
Other, net	2,133	3,626	2,406

Net cash provided by (used in) financing activities from continuing operations	(37,955)	(1,142)	332,622
Net cash provided by (used in) financing activities from discontinued operations	(5,000)	5,316	301

Net cash provided by (used in) financing activities	(42,955)	4,174	332,923

Cash flows of discontinued operations
Operating activities	(106,510)	(127,355)	(103,769)
Investing activities	88,398	152,076	91,998
Financing activities	5,000	(5,316)	(301)

Net cash provided by (used in) discontinued operations	(13,112)	19,405	(12,072)

Net cash provided by (used in) continuing operations	(39,521)	16,188	8,803
Cash at beginning of period	57,646	41,458	32,655

Cash at end of period	$18,125	$57,646	$41,458

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$200	$505	$4,350
Income taxes paid (refunds received)	$179,984	$191,680	$105,282

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Principles

a.	Principles of Financial Statement Presentation

Alleghany Corporation, a Delaware corporation, which together with its subsidiaries is referred to as “Alleghany” unless the context otherwise requires, is engaged in the property and casualty and surety insurance business through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”). AIHL’s insurance business is conducted through its wholly-owned subsidiaries RSUI Group, Inc. (“RSUI”), Capitol Transamerica Corporation and Platte River Insurance Company (“Platte River”) (collectively, “CATA” unless the context otherwise requires) and AIHL’s majority-owned subsidiary, Employers Direct Corporation (“EDC”), of which AIHL owns approximately 98.5 percent. AIHL Re LLC (“AIHL Re”), a captive reinsurance subsidiary of AIHL, has, in the past, been available to provide reinsurance to Alleghany operating units and affiliates. In addition, Alleghany owns approximately 33 percent of the outstanding shares of common stock of Homesite Group Incorporated (“Homesite”), a national, full-service, mono-line provider of homeowners insurance, and approximately 40 percent of ORX Exploration, Inc. (“ORX”), a regional oil and gas exploration and production company. These investments are reflected in Alleghany’s financial statements in other invested assets. Alleghany also owns and manages properties in Sacramento, California through its subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”), and conducts corporate investment and other activities at the parent level, including the holding of strategic equity investments. These strategic equity investments are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies. Alleghany also owned approximately 55 percent of Darwin Professional Underwriters, Inc. (“Darwin”) until its disposition on October 20, 2008. Accordingly, the operations of Darwin have been reclassified as discontinued operations for all periods presented. See Note 2.

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

During the third quarter of 2008, Alleghany identified an error in the amount of $15.0 million with respect to additional deferred tax liability that relates to prior periods. The $15.0 million specifically relates to the capital gains taxes incurred by Alleghany at the date of Darwin’s disposition. GAAP requires that capital gains taxes be accrued for over time as income is reported, from the date of Darwin’s initial public offering in May 2006 until the date of Darwin’s disposition. As a result, for the year ended December 31, 2007, earnings from discontinued operations (as well as net earnings) were reduced by $6.2 million related to the portion of the $15.0 million attributable to 2007. Similarly, for the year ended December 31, 2006, earnings from discontinued operations and net earnings were reduced by $3.3 million. Similar corrections to earnings from discontinued operations and net earnings will be made in future reports for the three-month period ended March 31, 2008 and for the six-month period ended June 30, 2008 in the amounts of $2.9 million and $5.5 million, respectively. These corrections are not material to Alleghany’s consolidated financial statements.

b.	Investments

Investments consist of equity securities, debt securities, short-term investments and other invested assets. Alleghany classifies its equity securities, debt securities and short-term investments as available for sale. Debt securities consist of securities with an initial fixed maturity of more than one year. Short-term investments include

Notes to Consolidated Financial Statements, continued

1.	Summary of Significant Accounting Principles, continued:

commercial paper, certificates of deposit, money market instruments and any fixed maturity with an initial maturity of one year or less.

At December 31, 2008 and 2007, available-for-sale securities are recorded at fair value.

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

Other invested assets include strategic equity investments in operating companies which are accounted for under the equity method, and partnership investments which are accounted for as either available-for-sale or equity-method investments.

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

Alleghany entered into an interest rate swap for purposes of matching interest expense with interest income. The interest rate swap was accounted for as a hedge of the obligation. Interest expense was recorded using the revised interest rate. The interest rate swap matured in January 2007, at no gain or loss to Alleghany.

d.	Cash

For purposes of the consolidated statements of cash flows and consolidated balance sheets, cash includes all deposit balances with a bank that are available for immediate withdrawal, whether interest-bearing or non-interest bearing.

e.	Premiums and Unearned Premiums

Premiums are recognized as revenue on a pro-rata basis over the term of an insurance policy. This recognition method is based on the short term (twelve months or less) nature of the lines of business written by AIHL’s insurance operating units, which consist of property and casualty and surety lines. Unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of insurance policies in force.

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

Notes to Consolidated Financial Statements, continued

1.	Summary of Significant Accounting Principles, continued:

assumed under the reinsurance agreements. To minimize their exposure to losses from a reinsurer’s inability to pay, AIHL’s insurance operating units evaluate the financial condition of their reinsurers upon placement of the reinsurance and periodically thereafter.

Reinsurance recoverables (including amounts related to IBNR and prepaid reinsurance premiums) are reported as assets. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. Ceded premiums are charged to income over the applicable terms of the various reinsurance contracts with third-party reinsurers.

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

Acquisition costs related to unearned premiums that vary with, and are directly related to, the production of such premiums (principally commissions, premium taxes, compensation and certain other underwriting expenses) are deferred. Deferred acquisition costs are amortized to expense as the related premiums are earned. Deferred acquisition costs amortized to expense in 2008 and 2007 were $155.2 million and $146.1 million, respectively.

Deferred acquisition costs are periodically reviewed to determine their recoverability from future income, including investment income, and if any such costs are determined to be not recoverable they are charged to expense. In the second quarter of 2008, EDC wrote-off its deferred acquisition cost asset of $2.1 million, primarily reflecting a significant acceleration in claims emergence and higher than anticipated increases in industry-wide severity.

h.	Property and Equipment

Property and equipment is recorded at cost, net of accumulated depreciation and amortization. Depreciation of buildings and equipment is principally calculated using the straight-line method over the estimated useful life of the respective assets. Estimated useful lives for such assets range from 3 to 20 years. Amortization of leasehold improvements is principally calculated using the straight-line method over the estimated useful life of the leasehold improvement or the life of the lease, whichever is less. Rental expense on operating leases is recorded on a straight-line basis over the term of the lease, regardless of the timing of actual lease payments.

i.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net of amortization, is recorded as a result of business acquisitions. Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Goodwill and other intangible assets deemed to have an indefinite useful life are tested annually in the fourth quarter of every year for impairment. Goodwill and other intangible assets are also tested whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. A significant amount of judgment is required in performing goodwill and other intangible assets impairment tests. These tests include estimating the fair value of Alleghany’s operating units and other intangible assets. With respect to goodwill, as required by Financial Accounting Standards Board Statement No. 142 (“SFAS 142”) a comparison is made between the estimated fair values of Alleghany’s operating units with their respective carrying amounts including goodwill. Under SFAS 142, fair value refers to the amount for which the entire operating unit may be bought or sold. The methods for estimating operating unit values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. All of these methods involve significant estimates and assumptions. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and a second step is performed to measure the amount of impairment. The second step involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of Alleghany’s operating units over the aggregate

Notes to Consolidated Financial Statements, continued

1.	Summary of Significant Accounting Principles, continued:

estimated fair values of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. Subsequent reversal of any goodwill impairment charge is not permitted.

In connection with impairment testing of goodwill and other intangible assets during the fourth quarter of 2008, Alleghany determined that the $48.7 million of goodwill associated with Alleghany’s acquisition of EDC was impaired. As a result, as of December 31, 2008, Alleghany recorded a non-cash charge of $48.7 million, which is classified as a net realized capital loss in Alleghany’s consolidated statement of earnings and represents the entire EDC goodwill balance at such date. See Note 4 for further information on this impairment as well as information on goodwill and other intangible assets.

j.	Income Taxes

Alleghany files a consolidated federal income tax return with its subsidiaries. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

k.	Loss Reserves

The reserves for losses and loss adjustment expenses represent management’s best estimate of the ultimate cost of all reported and unreported losses incurred through the balance sheet date and include, but are not limited to: (i) the accumulation of individual estimates for claims reported on direct business prior to the close of an accounting period; (ii) estimates received from reinsurers with respect to reported claims which have been reinsured; (iii) estimates for claims incurred but not reported (“IBNR”) based on past experience modified for current trends and industry data; and (iv) estimates of expenses for investigating and settling claims based on past experience. The reserves recorded are based on estimates resulting from the review process, and differences between estimates and ultimate payments are reflected as an expense in the statement of earnings in the period in which the estimates are revised.

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

Basic earnings per share of common stock are based on the average number of shares of common stock, par value $1.00 per share, of Alleghany (“Common Stock”) outstanding during the years ended December 31, 2008, 2007 and 2006, respectively, retroactively adjusted for stock dividends. Diluted earnings per share of Common Stock are based on those shares used to calculate basic earnings per common share. Diluted earnings per share of Common Stock also include the dilutive effect of stock-based compensation awards, retroactively adjusted for stock dividends.

Notes to Consolidated Financial Statements, continued

1.	Summary of Significant Accounting Principles, continued:

n.	Share-Based Compensation Plans

Alleghany follows Statement of Financial Accounting Standards No. 123 (revised), “Share Based Payment” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based compensation transactions be recognized in the financial statements, establishes fair value as the measurement objective in accounting for share-based compensation arrangements, and requires the application of the fair value based measurement method in accounting for share-based compensation transactions with employees. SFAS 123R was adopted by Alleghany for awards made or modified on or after January 1, 2006. Prior to SFAS 123R, Alleghany followed Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 established accounting and reporting standards for share-based employee compensation plans and allowed companies to choose between the “fair value based method of accounting” as defined in SFAS 123 and the “intrinsic value based method of accounting” as prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB25”). Alleghany had elected to continue to follow the “intrinsic value based method of accounting” for awards granted prior to 2003, and accordingly, no expense was recognized with respect to stock option grants. Effective January 1, 2003, Alleghany adopted the “fair value based method of accounting” of SFAS 123, using the prospective transition method for awards granted after January 1, 2003. The fair value based method under SFAS 123 is similar to that employed under SFAS 123R. The impact of the adoption of SFAS 123R on Alleghany’s consolidated financial results and financial condition was immaterial. Both SFAS 123 and SFAS 123R treat non-employee directors as employees for accounting purposes.

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

	2008	2007	2006

Expected volatility	19%	18%	18%-19%
Expected dividends	–	–	–
Expected term (in years)	10	8-10	7-8
Risk-free rate	3.8%	5.2%	3.2%-5.2%

See Note 10 for further information on stock option grants as well as information on all other types of share-based compensation awards.

o.	Reclassification

Certain prior year amounts have been reclassified to conform to the 2008 presentation.

p.	Recent Accounting Standards

Recently Adopted

In September 2006, FASB Statement No. 157, “Fair Value Measurements,” (“SFAS 157”) was issued. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Alleghany has adopted the provisions of SFAS 157 as of January 1, 2008, and the implementation did not have any material impact on Alleghany’s results of operations and financial condition. See Note 14.

Notes to Consolidated Financial Statements, continued

1.	Summary of Significant Accounting Principles, continued:

In October 2008, Financial Accounting Standards Board Staff Position No. 157-3 (“FSP FAS 157-3”) was issued. FSP FAS 157-3 clarifies the application of SFAS 157 in an inactive market. If a market becomes inactive, then the fair value determination for securities in that market may be based on inputs that are unobservable in the market, rather than being based on either unadjusted quoted prices or observable market inputs. FSP FAS 157-3 is effective upon issuance, including periods for which financial statements have not been issued. Alleghany has adopted the provisions of FSP FAS 157-3 as of September 30, 2008, and the implementation did not have a material impact on its results of operations and financial condition. See Note 14.

Future Application of Accounting Standards

In December 2007, FASB Statements No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”) were issued. SFAS 141R replaces FASB Statement No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R: requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information regarding the nature and financial effect of the business combination. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way — as equity in the consolidated financial statements. SFAS 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Alleghany will adopt SFAS 141R and SFAS 160 for all business combinations initiated after December 31, 2008.

q.	Statutory Accounting Practices

Alleghany’s insurance operating units, domiciled principally in the States of California, New Hampshire, Delaware, Wisconsin and Nebraska, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of the states of domicile. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the domiciliary state, but allowed by the domiciliary state regulatory authority. The impact of any permitted accounting practices on statutory surplus of Alleghany is not material.

2.	Discontinued Operations

On October 20, 2008, Darwin, of which AIHL owned approximately 55 percent, merged with Allied World Assurance Company Holdings, Ltd. (“AWAC”) whereby AWAC acquired all of the issued and outstanding shares of Darwin common stock for cash consideration of $32.00 per share (the “Transaction”). At that time, Alleghany received aggregate proceeds of approximately $300 million in cash for AIHL’s 9,371,096 shares of Darwin common stock. Alleghany recorded an after-tax gain from the Transaction of approximately $92.1 million in the 2008 fourth quarter, including approximately $9.5 million of gain deferred at the time of Darwin’s initial public offering in May 2006.

Alleghany has classified the operations of Darwin as “discontinued operations” in its consolidated financial statements for all periods presented.

Notes to Consolidated Financial Statements, continued

2.	Discontinued Operations, continued:

Historical balance sheet information related to the discontinued operations of Darwin, as included in Alleghany’s consolidated financial statements, is set forth in the following table (in millions):

December 31,
2007

Assets
Available-for-sale securities at fair value	$449.4
Short-term investments	107.6
Cash	7.5
Reinsurance recoverables	136.4
Ceded unearned premium reserves	43.2
Other	68.0

$812.1

Liabilities
Losses and loss adjustment expenses	$387.9
Unearned premiums	141.1
Debt	5.0
Other	23.9
Minority interest (carried at the AIHL level)	105.4

663.3
Alleghany Equity
Alleghany’s investment in Darwin	148.8

$812.1

Alleghany’s investment in Darwin excludes the portion of Darwin’s stockholders’ equity that is attributable to common stockholders other than Alleghany.

Notes to Consolidated Financial Statements, continued

2.	Discontinued Operations, continued:

Historical information related to the results of operations of the discontinued operations of Darwin, as included in Alleghany’s consolidated financial statements, is set forth in the following table (in millions):

	January 1, 2008
	Through	Years Ended
	October 19,	December 31,
	2008	2007	2006

Revenues
Net premiums earned	$170.9	$180.9	$132.4
Net investment income	19.4	22.6	16.4
Net realized capital (losses)	(3.4)	–	–
Other income	4.7	–	–

	191.6	203.5	148.8

Costs and expenses
Losses and loss adjustment expenses	67.6	101.3	88.6
Commission, brokerage and other underwriting expenses	65.2	50.9	36.4
Other operating expenses	17.9	5.9	0.7

	150.7	158.1	125.7

Earnings before income taxes and minority interest	40.9	45.4	23.1
Income taxes	11.0	13.2	7.2

Earnings before minority interest	29.9	32.2	15.9
Minority interest*	14.6	20.7	8.9

Net earnings	$15.3	$11.5	$7.0

*	Represents the portion of Darwin’s earnings that is attributable to common stockholders other than Alleghany, as well as parent capital gains taxes incurred (see Note 1a). These expense accruals were made at the AIHL level.

Earnings before income taxes and minority interest during the 2008 period include a $32.5 million release of prior accident year loss reserves ($21.1 million after tax and before minority interest), reflecting favorable loss emergence. Net earnings during the 2008 period excludes the gain recorded associated with the Transaction of approximately $92.1 million in the 2008 fourth quarter, including approximately $9.5 million of gain deferred at the time of Darwin’s initial public offering in May 2006.

Notes to Consolidated Financial Statements, continued

3.	Investments

Available-for-sale securities at December 31, 2008 and 2007 are summarized as follows (in millions):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value

2008
Consolidated
Equity securities:
Common stock	$453.5	$215.0	$(48.7)	$619.8
Preferred stock	9.7	–	–	9.7
Debt securities:
U.S. Government obligations	274.7	11.9	–	286.6
Mortgage and asset-backed securities	707.7	10.1	(63.3)	654.5
States, municipalities, political subdivisions	1,421.8	23.4	(11.1)	1,434.1
Foreign	172.5	6.6	(1.8)	177.3
Corporate bonds and other	205.1	4.1	(1.7)	207.5

	2,781.8	56.1	(77.9)	2,760.0

Short-term investments	636.2	–	–	636.2

	$3,881.2	$271.1	$(126.6)	$4,025.7

Industry Segment
AIHL insurance group	$3,624.0	$79.2	$(125.9)	$3,577.3
Corporate activities	257.2	191.9	(0.7)	448.4

	$3,881.2	$271.1	$(126.6)	$4,025.7

Notes to Consolidated Financial Statements, continued

3.	Investments, continued:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value

2007
Consolidated
Equity securities:
Common stock	$656.6	$504.0	$(27.6)	$1,133.0
Preferred stock	34.8	9.7	(1.1)	43.4
Debt securities:
U.S. Government obligations	282.8	6.6	(0.1)	289.3
Mortgage and asset-backed securities	693.1	5.3	(5.4)	693.0
States, municipalities, political subdivisions	1,149.1	11.2	(2.2)	1,158.1
Foreign	176.0	6.2	(0.1)	182.1
Corporate bonds and other	240.5	2.6	(0.9)	242.2

	2,541.5	31.9	(8.7)	2,564.7

Short-term investments	316.9	–	–	316.9

	$3,549.8	$545.6	$(37.4)	$4,058.0

Industry Segment
AIHL insurance group	$3,345.6	$186.1	$(36.8)	$3,494.9
Corporate activities	204.2	359.5	(0.6)	563.1

	$3,549.8	$545.6	$(37.4)	$4,058.0

The amortized cost and estimated fair value of debt securities at December 31, 2008 by contractual maturity are shown below (in millions). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Short-term investments due in one year or less	$636.2	$636.2

Mortgage and asset-backed securities	707.7	654.5

Debt securities
One year or less	165.0	166.7
Over one through five years	978.5	1,002.4
Over five through ten years	337.1	344.2
Over ten years	593.5	592.2

Equity securities	463.2	629.5

	$3,881.2	$4,025.7

The proceeds from sales of available-for-sale securities were $1,149.4 million, $824.3 million and $298.4 million, in 2008, 2007 and 2006, respectively. The amounts of gross realized gains and gross realized losses of available-for-sale securities were, respectively, $259.9 million and $303.3 million in 2008, $103.1 million and $10.3 million in 2007 and $38.6 million and $10.4 million in 2006. The gross loss amounts include impairment charges, as discussed below.

Notes to Consolidated Financial Statements, continued

3.	Investments, continued:

Alleghany continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If a decline in the value of a particular investment is deemed temporary, Alleghany records the decline as an unrealized loss in common stockholders’ equity. If a decline is deemed to be other than temporary, it is written down to the carrying value of the investment and a realized loss is recorded on Alleghany’s statement of earnings. Management’s assessment of a decline in value includes, among other things, (i) the duration of time and the relative magnitude to which fair value of the investment has been below cost; (ii) the financial condition and near-term prospects of the issuer of the investment; (iii) extraordinary events, including negative news releases and rating agency downgrades, with respect to the issuer of the investment; and (iv) Alleghany’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. If that judgment changes in the future, Alleghany may ultimately record a realized loss after having originally concluded that the decline in value was temporary. If the review indicates that the declines were other-than-temporary, Alleghany would record a realized capital loss. A debt security is impaired if it is probable that Alleghany will not be able to collect all amounts due under the security’s contractual terms. An equity investment is deemed impaired if, among other things, its decline in estimated fair value has existed for more than twelve months or more or if its decline in estimated fair value from its cost is greater than 50 percent, absent compelling evidence to the contrary. Further, for securities expected to be sold, an other-than-temporary impairment charge is recognized if Alleghany does not expect the fair value of a security to recover its cost prior to the expected date of sale.

Net realized capital gains in 2008 include $244.0 million of impairment charges related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings. Of the $244.0 million of impairment charges, $144.8 million related to energy sector (including refinery) equity holdings, $34.4 million related to financial sector equity holdings, $30.4 million related to construction sector equity holdings, $13.6 million related to mining sector equity holdings, $17.6 million related to equity holdings in other sectors and $3.2 million related to fixed income security holdings. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the declines in fair value of such securities relative to cost as of the balance sheet date. Such severe declines are primarily related to a significant deterioration of U.S. equity market conditions during 2008. Net realized capital gains in 2007 and 2006 include $7.7 million and $4.7 million, respectively, of impairment charges related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings.

Notes to Consolidated Financial Statements, continued

3.	Investments, continued:

After adjusting the cost basis of securities for the recognition of unrealized losses through impairment charges, the gross unrealized investment losses and related fair value for debt securities and equity securities at December 31, 2008 and December 31, 2007, were as follows (in millions):

		Gross
	Fair	Unrealized
	Value	Losses

2008
Debt securities
U.S. Government obligations
Less than 12 months	$–	$–
More than 12 months	–	–
Mortgage & asset-backed securities
Less than 12 months	311.9	46.1
More than 12 months	57.0	17.2
States, municipalities & political subdivisions
Less than 12 months	380.1	8.6
More than 12 months	20.9	2.5
Foreign
Less than 12 months	54.9	1.8
More than 12 months	–	–
Corporate bonds and other
Less than 12 months	39.8	1.1
More than 12 months	11.4	0.6

Total debt securities
Less than 12 months	786.7	57.6
More than 12 months	89.3	20.3

Equity securities
Less than 12 months	151.5	48.7
More than 12 months	–	–

Total temporarily impaired securities
Less than 12 months	938.2	106.3
More than 12 months	89.3	20.3

Total	$1,027.5	$126.6

Notes to Consolidated Financial Statements, continued

3.	Investments, continued:

		Gross
	Fair	Unrealized
	Value	Losses

2007
Debt securities
U.S. Government obligations
Less than 12 months	$–	$–
More than 12 months	10.5	0.1
Mortgage & asset-backed securities
Less than 12 months	167.7	2.5
More than 12 months	109.1	2.9
States, municipalities & political subdivisions
Less than 12 months	129.5	0.6
More than 12 months	180.8	1.6
Foreign
Less than 12 months	8.5	0.1
More than 12 months	1.0	–
Corporate bonds and other
Less than 12 months	51.9	0.6
More than 12 months	54.4	0.3

Total debt securities
Less than 12 months	357.6	3.8
More than 12 months	355.8	4.9

Equity securities
Less than 12 months	269.0	28.7
More than 12 months	–	–

Total temporarily impaired securities
Less than 12 months	626.6	32.5
More than 12 months	355.8	4.9

Total	$982.4	$37.4

As of December 31, 2008, Alleghany held a total of 423 debt and equity investments that were in an unrealized loss position, of which 42 investments, all related to debt securities, were in an unrealized loss position continuously for 12 months or more. At December 31, 2008, the weighted average credit rating of Alleghany’s debt portfolio was AA+, with virtually all of Alleghany’s debt securities rated investment grade.

At December 31, 2008, non-income producing invested assets were insignificant.

At December 31, 2008 and 2007, investments carried at fair value totaling $294.4 million and $261.0 million, respectively, were on deposit with various states or governmental agencies to comply with state insurance regulations.

Notes to Consolidated Financial Statements, continued

3.	Investments, continued:

Net investment income was as follows (in millions):

	2008	2007	2006

Interest income	$122.2	$135.1	$121.1
Dividend income	20.1	17.5	10.6
Investment expenses	(4.7)	(6.3)	(4.2)
Equity in earnings of Homesite, net of purchase accounting adjustments	0.3	4.0	–
Other investment (loss) income	(7.7)	(4.2)	0.4

	$130.2	$146.1	$127.9

4.	Acquisitions

(a)	EDC

On July 18, 2007 (the “Acquisition Date”), AIHL completed its acquisition of EDC for a purchase price of approximately $198.1 million, including approximately $5.6 million of incurred acquisition costs. After giving effect to the transaction, AIHL owned approximately 98.5 percent of the common stock of EDC with EDC senior management owning the remainder. EDC is included as an insurance operating unit within AIHL for segment reporting purposes.

The acquisition has been accounted for by the purchase method of accounting in accordance with SFAS 141, and therefore, the assets acquired and liabilities assumed have been recorded at their estimated fair values at the Acquisition Date. Any excess of the purchase price over the estimated fair values of the assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Acquired identifiable intangible assets include trade names and licenses, which were determined to have indefinite useful lives. Acquired identifiable assets also include renewal rights, distribution rights and database development, which are being amortized over the estimated useful lives of ten years, ten years, and twenty years, respectively. The net impact of amortization expenses and purchase accounting on Alleghany’s net income is not material. The estimated fair value of assets acquired, including identifiable intangible assets, and liabilities assumed at the Acquisition Date was as follows (in millions):

Available-for-sale securities	$257.5
Goodwill	48.7	*
Other intangible assets	13.9
All other assets	81.1

Total assets assumed	$401.2
Liabilities assumed (primarily loss and loss adjustment expenses)	203.1

Net assets acquired	$198.1

*	In connection with impairment testing of goodwill and other intangible assets during the fourth quarter of 2008, Alleghany determined that the $48.7 million of goodwill associated with Alleghany’s acquisition of EDC was impaired. As a result, as of December 31, 2008, Alleghany recorded a non-cash charge of $48.7 million, which is classified as a net realized capital loss in the consolidated statement of earnings and represents the entire EDC goodwill balance at such date. The estimation of EDC’s fair value was based primarily on observing the stock market-based valuations of other publicly-traded insurance carriers. The factors that contributed to Alleghany’s determination that the EDC goodwill was impaired include the recent unfavorable conditions in the U.S. economy and California workers’ compensation insurance market, combined with EDC’s poor results during 2008. There was no resulting impact to Alleghany’s tax balances as a result of this charge.

Notes to Consolidated Financial Statements, continued

4.	Acquisitions, continued:

(b)	Homesite

On December 29, 2006, Alleghany, through its subsidiary AIHL, invested $120.0 million in Homesite, a national, full-service, mono-line provider of homeowners insurance. As consideration for its $120.0 million investment, Alleghany received 85,714 shares of the common stock of Homesite, representing approximately 33 percent of the Homesite common stock after giving effect to the investment. As part of its investment, Alleghany incurred $0.7 million of transactions costs.

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

Homesite is reported as a component of other invested assets. Alleghany’s interest in Homesite is included in corporate activities for segment reporting purposes, and is accounted for under the equity-method of accounting.

(c)	ORX

On July 18, 2008, Alleghany, through its subsidiary Alleghany Capital Corporation, acquired approximately 40 percent of the voting interests of ORX, a regional oil and gas exploration and production company, through a purchase of preferred stock for cash consideration of $50.0 million. The $50.0 million cost includes $16.1 million of goodwill. The goodwill is not deductible for tax purposes. This investment is reflected in Alleghany’s financial statements in other invested assets. Alleghany’s interest in ORX is included in corporate activities for segment reporting purposes and is accounted for under the equity-method of accounting.

(d)	Goodwill and Intangible Assets

The amount of goodwill and intangible assets, net of amortization expense, that is reported separately on Alleghany’s consolidated balance sheets, and that arose from prior acquisitions of majority- or wholly-owned subsidiaries that are included in Alleghany’s consolidated balance sheets at December 31, 2008 and 2007 are as follows (in millions):

	2008	2007

AIHL insurance group — Goodwill	$45.1	$93.9

AIHL insurance group — Intangible assets
Agency relationships	$11.5	$11.5
State insurance licenses	26.1	26.1
Trade name	39.2	39.1
Brokerage and reinsurance relationships	21.4	23.7
Renewal and distribution rights	3.3	8.0
Other	4.6	5.2

	$106.1	$113.6

The economic useful lives of intangible assets are as follows: agency relationships — 15 years; state insurance licenses — indefinite; trade name — indefinite; broker and reinsurance relationships — 15 years; and renewal and distribution rights — between 5 and 10 years. Accumulated amortization expense as of December 31, 2008 and 2007 is $46.0 million and $37.8 million, respectively.

Notes to Consolidated Financial Statements, continued

5.	Reinsurance

(a)	AIHL Reinsurance Recoverable

In the ordinary course of business, AIHL’s insurance operating units purchase reinsurance in order to mitigate their exposure to losses, manage capacity and protect capital resources. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, AIHL’s insurance operating units would remain liable to their policyholders for such reinsurance portion not paid by their reinsurers.

Reinsurance recoverables at December 31, 2008 and 2007 consist of the following (in millions):

	2008	2007

Reinsurance recoverables on paid losses	$48.1	$51.9
Ceded outstanding losses and loss adjustment expenses	1,008.3	966.8

Reinsurance recoverables	$1,056.4	$1,018.7

Approximately 93.7 percent of AIHL’s reinsurance recoverables balance at December 31, 2008 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. Information regarding concentration of AIHL’s reinsurance recoverables at December 31, 2008 is as follows (in millions except for percentages):

Reinsurer(1)	Rating(2)		Dollar Amount	Percentage

Swiss Reinsurance Company	A+ (Superior	)	$192.1	18.2%
The Chubb Corporation	A++ (Superior	)	$121.5	11.5%
Platinum Underwriters Holdings, Ltd.	A (Excellent	)	$92.8	8.8%
All other reinsurers			$650.0	61.5%

Total			$1,056.4	100.0%

(1)	Reinsurance recoverable amounts reflect amounts due from one or more reinsurance subsidiaries of the listed reinsurer.

(2)	Represents the A.M. Best rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.

At December 31, 2008, AIHL also had fully collateralized reinsurance recoverables of $161.1 million due from Darwin, now a subsidiary of AWAC. The A.M. Best financial strength rating of Darwin was A (Excellent) at December 31, 2008. AIHL had no allowance for uncollectible reinsurance as of December 31, 2008.

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

Notes to Consolidated Financial Statements, continued

5.	Reinsurance, continued:

reserve liability may change as losses are reported. Such amounts were $19.6 million, $28.7 million and $32.7 million for Platte River at December 31, 2008, 2007 and 2006, respectively.

On September 2, 2003, RIC acquired Landmark from Guaranty National Insurance Company (“Guaranty National”) pursuant to a Stock Purchase Agreement dated as of June 6, 2003. In contemplation of the sale of Landmark to RIC, Landmark and Royal Indemnity Company, an affiliate of Guaranty National (“Royal Indemnity”), entered into a 100 percent Quota Share Reinsurance Agreement and an Assumption of Liabilities Agreement, each dated as of September 2, 2003. Pursuant to these two agreements, Royal Indemnity assumed all of Landmark’s liabilities of any nature arising out of or relating to all policies, binders and contracts of insurance issued in Landmark’s name prior to the closing under the Stock Purchase Agreement, and all other liabilities of Landmark. The reinsurance recoverable and loss reserve liability recorded was $10.8 million, $17.7 million and $19.9 million at December 31, 2008, 2007 and 2006, respectively.

(c)	AIHL Premium Activity

The following table indicates property and casualty premiums written and earned for the years ended December 31, 2008, 2007 and 2006 (in millions):

	Written	Earned

2008
Premiums direct	$1,324.2	$1,409.7
Premiums assumed	$16.5	$17.2
Premiums ceded	$442.5	$478.2
2007
Premiums direct	$1,488.9	$1,580.1
Premiums assumed	$17.9	$19.3
Premiums ceded	$544.3	$625.1
2006
Premiums direct	$1,618.0	$1,548.1
Premiums assumed	$3.6	$4.8
Premiums ceded	$705.4	$675.1

In general, AIHL’s insurance operating units obtain reinsurance on a treaty and facultative basis.

Ceded loss recoveries for AIHL included in Alleghany’s consolidated statements of earnings were approximately $236.9 million, $214.6 million and $241.6 million at December 31, 2008, 2007 and 2006, respectively.

(d)	RSUI

RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. Under its surplus share treaties, which generally provide coverage on a risk attaching basis (the treaties cover policies which become effective during the treaty coverage period) from January 1 to December 31, RSUI is indemnified on a pro rata basis against covered property losses. The amount indemnified is based on the proportionate share of risk ceded after consideration of a stipulated dollar amount of “line” for RSUI to retain in relation to the entire limit written. RSUI ceded approximately 29 percent of its property gross premiums written in 2008 under these surplus share treaties. Under RSUI’s 2008-2009 per risk reinsurance program, which generally provides coverage on an annual basis for losses occurring from May 1 to the following April 30, RSUI is reinsured for $90.0 million in excess of a $10.0 million net retention per risk after the application of the surplus share treaties and facultative reinsurance.

Notes to Consolidated Financial Statements, continued

5.	Reinsurance, continued:

RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30. RSUI placed all of its catastrophe reinsurance program for the 2008-2009 period. RSUI’s 2008-2009 catastrophe reinsurance program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 33.15 percent co-participation by RSUI, in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5 percent co-participation by RSUI, in excess of $200.0 million. In addition, RSUI’s property per risk reinsurance program for the 2008-2009 period provides RSUI with coverage for $90.0 million of losses in excess of $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance.

RSUI reinsures its other lines of business through quota share treaties, except for professional liability and binding authority lines where, with the exception of property coverages written by binding authority lines which are covered under RSUI’s catastrophe reinsurance program, RSUI retains all of such business. RSUI’s quota share reinsurance treaty for umbrella/excess renewed on June 1, 2008 and provides coverage for policies with limits up to $30.0 million, with RSUI ceding 35 percent of the premium and loss for policies with limits up to $15.0 million and ceding 67.5 percent of the premium and loss for policies with limits in excess of $15.0 million up to $30.0 million. RSUI’s primary casualty lines treaty renewed on April 15, 2008 and provides coverage for policies with limits up to $2.0 million, with RSUI ceding 25 percent of the premium and loss. RSUI’s directors and officers (“D&O”) liability line quota share reinsurance treaty renewed on July 1, 2008 and provides coverage for policies with limits up to $20.0 million, with RSUI ceding 35 percent of the premium and loss for all policies with limits up to $10.0 million and ceding 60 percent of the premium and loss for policies with limits in excess of $10.0 million up to $20.0 million.

(e)	AIHL Re

AIHL Re was formed in June 2006 as a captive reinsurance subsidiary of AIHL to provide catastrophe reinsurance coverage for RSUI. AIHL Re and RSUI entered into a reinsurance agreement, effective July 1, 2006, whereby AIHL Re, in exchange for market-based premiums, took that portion of RSUI’s catastrophe reinsurance program not covered by third-party reinsurers. Because AIHL Re is a wholly-owned subsidiary of AIHL, there was no net reduction in Alleghany’s catastrophe exposure on a consolidated basis as a result of RSUI’s arrangement with AIHL Re. RSUI’s reinsurance coverage with AIHL Re expired on April 30, 2007, and AIHL Re has not participated in RSUI’s catastrophe reinsurance program since that date.

AIHL Re and Homesite entered into a reinsurance agreement, effective April 1, 2007, whereby AIHL Re provided $20.0 million of excess-of-loss reinsurance coverage to Homesite under its catastrophe reinsurance program. AIHL Re’s participation in this agreement expired in April of 2008 and AIHL Re did not participate in Homesite’s catastrophe reinsurance program in the 2008-2009 period.

(f)	CATA

CATA uses reinsurance to protect against severity losses. In 2008, CATA reinsured individual property and casualty and contract surety risks in excess of $1.5 million with various reinsurers. The commercial surety line was reinsured for individual losses above $1.25 million. In addition, CATA purchases facultative reinsurance coverage for risks in excess of $6.0 million on property and casualty and $15.0 million on commercial surety.

(g)	EDC

EDC uses reinsurance to protect against catastrophe losses. Effective December 31, 2008, EDC retained the first $1.0 million of loss per occurrence and purchased reinsurance with various reinsurers for $74.0 million above that level. Any loss above $75.0 million would be the sole responsibility of EDC. EDC uses various catastrophe models to assist it in determining the amount of reinsurance to purchase. All of EDC’s 2008 reinsurance includes foreign and domestic terrorism coverage, although nuclear, chemical, biological and radiological (“NCBR”) events are

Notes to Consolidated Financial Statements, continued

5.	Reinsurance, continued:

excluded. EDC has a separate NCBR treaty under which it retains the first $5.0 million of loss from an NCBR event and reinsurance provides $10.0 million of coverage in excess of such retention. Under the Terrorism Act, EDC cannot exclude any form of terrorism from its workers’ compensation policies.

6.	Liability for Loss and Loss Adjustment Expenses

Activity in liability for losses and loss adjustment expenses (“LAE”) in 2008, 2007 and 2006 is summarized as follows (in millions):

	2008	2007	2006

Balance at January 1	$2,379.7	$2,228.9	$2,571.9
Reserves acquired	–	165.0	–
Less reinsurance recoverables on unpaid losses	966.8	1,101.4	1,619.0

Net balance	1,412.9	1,292.5	952.9

Incurred related to:
Current year	612.8	480.1	420.0
Prior years	(42.8)	(31.1)	(9.7)

Total incurred	570.0	449.0	410.3

Paid related to:
Current year	116.4	71.7	63.0
Prior years	296.2	256.9	172.7

Total paid	412.6	328.6	235.7

Net balance at December 31	1,570.3	1,412.9	1,127.5
Plus reinsurance recoverables on unpaid losses	1,008.3	966.8	1,101.4

Balance at December 31	$2,578.6	$2,379.7	$2,228.9

Total gross loss and LAE reserves increased by $198.9 million during 2008, from $2,379.7 million in 2007 to $2,578.6 million in 2008. Of this increase, $153.4 million was due to the casualty lines of business, $40.0 million was due to workers’ compensation line of business and $33.8 million was due to property lines of business. These increases were partially offset by a modest decrease in other reserves. The increase in casualty gross loss and LAE reserves primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior accident years at RSUI. Such increases for RSUI were partially offset by net releases of prior accident year reserves. The increase in workers’ compensation gross loss and LAE reserves primarily relates to increases to both current and prior accident year reserves by EDC. The increase in property gross loss and LAE reserves primarily reflects three significant catastrophe gross losses incurred by RSUI during the third quarter of 2008 (Hurricanes Ike, Gustav and Dolly). The decrease in other reserves is due primarily to a reduction in loss and LAE reserves acquired in connection with prior acquisitions which are ceded 100 percent to the sellers.

Total gross loss and LAE reserves increased by $150.8 million during 2007, from $2,228.9 million in 2006 to $2,379.7 million in 2007. Of this increase, $255.4 million was due to the casualty lines of business, $175.9 million was due to the workers’ compensation line of business, partially offset by a decrease in the reserves of the property lines of business. The increase in casualty gross loss and LAE reserves primarily reflects increased earned premium in D&O liability and professional liability, combined with limited paid loss activity for the current and prior casualty accident years at RSUI. Such increases for RSUI were partially offset by net releases of prior accident year reserves. The increase in workers’ compensation gross loss and LAE reserves primarily related to the acquisition of EDC during 2007. The decrease in gross loss and LAE reserves in the property lines of business primarily reflects a

Notes to Consolidated Financial Statements, continued

6.	Liability for Loss and Loss Adjustment Expenses, continued:

decrease in RSUI’s reserves relating to the 2005 hurricane activity, as payments were made by RSUI and reinsurance recoveries were received by RSUI during 2007.

The above reserve changes included adjustments to prior year reserves. RSUI’s net prior year reserves were reduced by $43.7 million in 2008 and $34.7 million in 2007. These adjustments were primarily for the professional liability and D&O liability lines of business, and reflected favorable loss emergence, compared with loss emergence patterns assumed in earlier periods for such lines of business.

In addition, RSUI’s net prior year property reserves were increased by $43.2 million in 2007 related primarily to its 2005 Hurricane Katrina reserve estimates. The increase reflects the results of a review of Katrina loss and loss adjustment expense reserves in light of the current uncertain legal environment. RSUI reviews its reserves quarterly. In 2007, settlements of pending claims were larger than expected, which contributed to RSUI’s decision to increase reserves for its remaining pending Hurricane Katrina claims.

For CATA, net prior year reserves were reduced by $11.8 million in 2008 and $14.4 million in 2007. The releases primarily reflect favorable loss emergence principally in its casualty and commercial surety lines of business, compared with loss emergence patterns assumed in earlier periods.

For EDC, net prior year workers’ compensation reserves were increased in 2008 by $25.4 million for prior accident years. In addition, net current year workers’ compensation reserves were increased by $10.5 million. The increases for both the prior accident years and the current accident year primarily reflect a significant acceleration in claims emergence and higher than anticipated increases in industry-wide severity. In 2007, EDC net workers’ compensation reserves were reduced by $9.7 million, consisting of an $18.8 million decrease for prior accident years partially offset by a $9.1 million increase for the 2007 year through the date of the acquisition by AIHL. The reduction for prior years reflected favorable loss emergence, compared with loss emergence patterns assumed in earlier years. The increase for 2007 through the date of acquisition reflected unfavorable loss emergence patterns, compared with loss emergence patterns assumed in the period prior to the acquisition.

7.	Credit Agreement

In October 2006, Alleghany entered into a three-year unsecured credit agreement (the “Credit Agreement”) with a bank syndicate, providing commitments for revolving credit loans in an aggregate principal amount of up to $200.0 million. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes. At Alleghany’s option, borrowings under the Credit Agreement will bear interest at either (x) the higher of (i) the administrative agent’s prime commercial lending rate or (ii) the federal funds rate plus 0.50 percent, or (y) the London Interbank Overnight Rate plus a margin (currently 65 basis points) based on Alleghany’s Standard & Poors and/or Moody’s rating. The Credit Agreement requires that all loans shall be repaid in full no later than the October 23, 2009 (the “Maturity Date”), although Alleghany may request up to two one-year extensions of the Maturity Date subject to meeting certain conditions and upon agreement of the Lenders. The Credit Agreement requires Alleghany, among other things, to maintain tangible net worth of not less than approximately $1.9 billion, limit the amount of certain other indebtedness, and maintain certain levels of unrestricted liquid assets. Such agreement also contains restrictions with respect to mortgaging or pledging any of Alleghany’s assets and the consolidation or merger with any other corporation. At December 31, 2008, Alleghany was in full compliance with these requirements and restrictions. The Credit Agreement charges Alleghany a commitment fee of 15 basis points (0.15 percent) per annum of the unused commitment. There were no borrowings under the Credit Agreement in 2008.

Notes to Consolidated Financial Statements, continued

8.	Income Taxes

Income tax expense (benefit) from continuing operations consists of the following (in millions):

		State and
	Federal	Foreign	Total

2008
Current	$84.3	$1.7	$86.0
Deferred	(63.5)	(2.0)	(65.5)

	$20.8	$(0.3)	$20.5

2007
Current	$166.9	$3.6	$170.5
Deferred	(24.5)	(1.2)	(25.7)

	$142.4	$2.4	$144.8

2006
Current	$142.4	$2.8	$145.2
Deferred	(47.0)	0.7	(46.3)

	$95.4	$3.5	$98.9

The difference between the federal income tax rate and the effective income tax rate on continuing operations is as follows:

	2008	2007	2006

Federal income tax rate	35.0%	35.0%	35.0%
Change in estimates and other true ups	(0.7)	1.2	(4.2)
Income subject to dividends-received deduction	(6.8)	(0.8)	(0.7)
Tax-exempt interest	(22.2)	(2.5)	(2.3)
State taxes, net of federal tax benefit	–	0.4	0.9
Goodwill impairment	27.9	–	–
Other, net	0.4	0.2	0.4

	33.6%	33.5%	29.1%

The effective income tax rate on continuing operations in 2008 primarily reflects the impact of significant catastrophe losses incurred and unrealized losses on investments that were deemed to be other than temporary in the 2008 period, partially offset by the impact of non-deductible goodwill impairment charges. The tax effects of

Notes to Consolidated Financial Statements, continued

8.	Income Taxes, continued:

temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are as follows (in millions):

	2008	2007

Deferred tax assets
Foreign tax credit carry forward	$1.1	$4.8
State net operating loss carry forward	15.0	14.8
Reserves for impaired assets	2.3	1.7
Expenses deducted for tax purposes when paid	1.8	1.6
Other-than-temporary impairment	69.5	4.0
Property and casualty loss reserves	66.5	59.7
Unearned premium reserves	31.5	35.6
Performance shares	1.9	3.6
Unrealized loss on investments	20.6	–
Compensation accruals	43.7	46.9
Other	4.5	2.8

Deferred tax assets	258.4	175.5

Valuation allowance	(14.5)	(14.3)

Total net deferred tax asset	$243.9	$161.2

Deferred tax liabilities
Unrealized gain on investments	$68.7	$178.2
Tax over book depreciation	1.4	1.2
Deferred gains	2.1	1.9
Burlington Northern redemption	4.2	7.1
Deferred acquisition costs	25.9	27.6
Purchase accounting adjustments	10.8	11.8
Other	0.5	5.0

Total deferred tax liabilities	113.6	232.8

Net deferred tax (assets) liabilities	$(130.3)	$71.6

Alleghany sold World Minerals, Inc. (“World Minerals”) on July 14, 2005. As a result of the sale and Section 338(h)(10) election, Alleghany was able to retain certain tax benefits, including an estimated foreign tax credit carryover generated by World Minerals. In the first quarter of 2006, Alleghany adopted and implemented a formal plan which it believed would allow it to fully use such credits commencing in 2007, at which time a $10.8 million net benefit was recorded to earnings. Based on an analysis of its foreign tax credits and related information, completed in the fourth quarter of 2007, Alleghany adjusted its estimate of foreign tax credits and recorded a net tax adjustment of $5.2 million.

A valuation allowance is provided against deferred tax assets when, in the opinion of Alleghany management, it is more likely than not that some portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance is maintained for certain state tax items. Specifically, in 2006, Alleghany recognized $13.9 million of additional deferred tax assets for state net operating loss carryovers. A valuation allowance of $13.9 million was established at that time since Alleghany does not currently anticipate generating sufficient income in the various states to absorb these loss carryovers.

Notes to Consolidated Financial Statements, continued

8.	Income Taxes, continued:

Alleghany’s 2006 and 2007 income tax returns remain open to examination.

9.	Stockholders’ Equity

(a)	Mandatory Convertible Preferred Stock

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

(b)	Treasury Stock

In February 2008, Alleghany announced that its Board of Directors had authorized the purchase of shares of Alleghany common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million. In November 2008, the authorization to repurchase Alleghany common stock was expanded to include repurchases of Alleghany’s 5.75% Mandatory Convertible Preferred Stock. During 2008, Alleghany purchased an aggregate of 78,817 shares of its common stock in the open market for approximately $25.1 million, at an average price per share of $318.05. As of December 31, 2008, Alleghany held 76,513 shares of treasury stock.

(c)	Regulatory Matters

At December 31, 2008, approximately $785.8 million of the equity of all of Alleghany’s subsidiaries was available for dividends or advances to Alleghany at the parent level. At that date, approximately $1.4 billion of the Alleghany’s total equity of $2.7 billion was unavailable for dividends or advances to Alleghany from its subsidiaries. With respect to AIHL’s insurance operating units, they are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by them without prior approval of insurance regulatory authorities. Of the aggregate total equity of Alleghany’s insurance operating units at December 31, 2008 of $1.6 billion, a maximum of $233.3 million was available for dividends without prior approval of the applicable insurance regulatory authorities. Additionally, payments of dividends (other than stock dividends) by Alleghany to its stockholders are permitted by the terms of its Credit Agreement provided that Alleghany maintains certain financial ratios as defined in the agreement. At December 31, 2008, approximately $455.8 million of stockholders’ equity was available for dividends by Alleghany to its stockholders.

Statutory net income of Alleghany’s insurance operating units was $(42.4) million and $307.7 million for the years ended December 31, 2008 and 2007, respectively. Combined statutory capital and surplus of Alleghany’s insurance operating units was $1,343.5 million and $1,539.5 million at December 31, 2008 and 2007, respectively.

10.	Share-Based Compensation Plans

(a)	General

As of December 31, 2008, Alleghany had share-based payment plans for parent-level employees and directors. As described in more detail below, parent-level share-based payments to current employees consist only of restricted

Notes to Consolidated Financial Statements, continued

10.	Share-Based Compensation Plans, continued:

stock awards, including units, and performance share awards, and no stock options. Parent-level share-based payments to non-employee directors consist of annual awards of stock options and restricted stock, including restricted stock units. In addition, as of December 31, 2008, RSUI and EDC had their own share-based payment plans, which are described below.

Amounts recognized as compensation expense in the consolidated statements of earnings and comprehensive income with respect to share-based awards under plans for parent-level employees and directors were $9.1 million, $11.7 million and $14.3 million in 2008, 2007 and 2006, respectively. The amount of related income tax benefit recognized as income in the consolidated statements of earnings and comprehensive income with respect to these plans was $3.2 million, $4.1 million and $5.0 million in 2008, 2007 and 2006, respectively. In 2008, 2007 and 2006, $6.8 million, $18.5 million and $6.0 million of Common Stock, at fair market value, respectively, and $3.9 million, $13.2 million and $3.5 million of cash, respectively, was paid by Alleghany under plans for parent-level employees and directors. As noted above, as of December 31, 2008 and December 31, 2007, all outstanding awards were accounted for under the fair value based method of accounting.

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

(b)	Director Stock Option and Restricted Stock Plans

Alleghany provided, through its Amended and Restated Directors’ Stock Option Plan (under which options were granted through May 1999) and its 2000 Directors’ Stock Option Plan (which expired on December 31, 2004), for the automatic grant of non-qualified options to purchase 1,000 shares of Common Stock in each year after 1987 to each non-employee director. Currently, Alleghany’s 2005 Directors’ Stock Plan (the “2005 Plan”) provides for the automatic grant of nonqualified options to purchase 500 shares of Common Stock, as well as an automatic grant of 250 shares of restricted Common Stock or under certain circumstances, restricted stock units, to each non-employee director on an annual basis. In 2008 and 2007, Alleghany awarded a total of 2,250 restricted shares and units and 2,295 restricted shares and units, respectively, which vest over a one-year period.

A summary of option activity under the above plans as of December 31, 2008, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000)	Price	Term (years)	($ millions)

Outstanding at January 1, 2008	71	$194
Granted	5	348
Exercised	(14)	177
Forfeited or expired	–	–

Outstanding at December 31, 2008	62	$209	4.0	$5.2

Exercisable at December 31, 2008	53	$187	3.2	$5.2

The weighted-average grant-date fair value of options granted during the years 2008, 2007 and 2006, was $136.77, $136.32 and $89.73, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $2.1 million, $2.2 million and $2.4 million, respectively.

Notes to Consolidated Financial Statements, continued

10.	Share-Based Compensation Plans, continued:

A summary of the status of Alleghany’s nonvested shares as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(000)	Fair Value

Nonvested at January 1, 2008	8	$120.57
Granted	5	136.77
Vested	(4)	113.20
Forfeited	–	–

Nonvested at December 31, 2008	9	$132.00

As of December 31, 2008, there was $0.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of approximately one year. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006, was $1.2 million, $1.5 million and $1.9 million, respectively.

(c)	Alleghany 2002 and 2007 Long-Term Incentive Plans

Alleghany provided incentive compensation to management through its 2002 Long-Term Incentive Plan (the “2002 LTIP”) until December 31, 2006 when the 2002 LTIP expired. In December 2006, Alleghany adopted the 2007 Long-Term Incentive Plan (the “2007 LTIP”) which was approved by Alleghany stockholders in April 2007. The provisions of the 2002 LTIP and 2007 LTIP are substantially similar. Awards under the 2002 LTIP and 2007 LTIP may include, but are not limited to, cash and/or shares of Common Stock, rights to receive cash and/or shares of Common Stock, and options to purchase shares of Common Stock including options intended to qualify as incentive stock options under the Internal Revenue Code and options not intended to so qualify. Under the 2002 LTIP and 2007 LTIP, the following types of awards are outstanding:

(i) Performance Share Awards — Participants are entitled, at the end of a four-year award period, to a maximum amount equal to the value of one and one-half shares of Common Stock for each performance share issued to them based on market value on the payment date. In general, performance share payouts will be made in cash to the extent of minimum statutory withholding requirements in respect of an award, with the balance in Common Stock. Payouts are made provided defined levels of performance are achieved. As of December 31, 2008, 73,139 performance shares were outstanding. Expense is recognized over the performance period on a pro rata basis.

(ii) Restricted Share Awards — Alleghany has awarded to certain management employees restricted shares of Common Stock. These awards entitle the participants to a specified maximum amount equal to the value of one share of Common Stock for each restricted share issued to them based on the market value on the payment date. In most instances, payouts are made provided defined levels of performance are achieved. As of December 31, 2008, 57,911 restricted shares were outstanding, of which none were granted in 2008, 3,816 were granted in 2007, 32,013 were granted in 2004 and 22,082 were granted in 2003. The expense is recognized ratably over the performance period, which can be extended under certain circumstances. The 2004 awards are expected to vest over five years.

(d)	RSUI Restricted Share Plan

RSUI has a Restricted Stock Unit Plan (the “RSUI Plan”) for the purpose of providing equity-like incentives to key employees. Under the RSUI Plan, restricted stock units (“units”) are issued. Additional units, defined as the “Deferred Equity Pool,” were issued in 2008, 2007 and 2006, and may be created in the future if certain financial performance measures are met. Units may only be settled in cash. The fair value of each unit is calculated pursuant to SFAS 123R, as stockholder’s equity of RSUI, adjusted for certain capital transactions and accumulated

Notes to Consolidated Financial Statements, continued

10.	Share-Based Compensation Plans, continued:

compensation expense recognized under the RSUI Plan, divided by the sum of RSUI common stock outstanding and the original units available under the RSUI Plan. The units vest on the fourth anniversary of the date of grant and contain certain restrictions, relating to, among other things, forfeiture in the event of termination of employment and transferability. In 2008, 2007 and 2006, RSUI recorded $21.7 million, $43.9 million and $34.8 million, respectively, in compensation expense related to the RSUI Plan. During the same periods, a deferred tax benefit of $7.6 million, $15.4 million and $12.2 million, respectively, related to the compensation expense was recorded.

(e)	EDC Share Plans

EDC has a share-based payment plan for each of its two senior executives. Under the plans, EDC reserved 4,000 of its authorized common shares (approximating 1.6 percent of all shares currently outstanding). These restricted stock awards generally vest depending on the compound annual growth rate of EDC’s equity, with the earliest vesting date being December 31, 2011 through December 31, 2016. If a minimum of 7 percent growth rate is not achieved by December 31, 2016, all restricted stock will be forfeited. The plan resulted in a nominal accrual for compensation expense in 2007, which was subsequently reversed in 2008.

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

Notes to Consolidated Financial Statements, continued

11.	Employee Benefit Plans, continued:

The following tables set forth the defined benefit plans’ funded status at December 31, 2008 and 2007 and total cost for each of the three years ended December 31, 2008 (in millions, except percentages):

	2008	2007

OBLIGATIONS AND FUNDING STATUS:
Change benefit obligation
Benefit obligation at beginning of year	$17.3	$13.9
Service cost	2.9	2.4
Interest cost	0.9	0.8
Amendments	–	–
SFAS 88 curtailment loss	–	–
Actuarial loss	0.5	0.3
Benefits paid	(1.3)	(0.1)

Projected benefit obligation at end of year	20.3	17.3

Change in plan assets
Fair value of plan assets at beginning of year	2.3	2.1
Actual return on plan assets, net of expenses	0.4	0.2
Company contributions	1.2	0.1
Benefits paid	(1.3)	(0.1)

Fair value of plan assets at end of year	2.6	2.3

Funded status	$(17.7)	$(15.0)

Amounts recognized in statement of financial position consists of:
Prepaid benefit cost	$0.8	$0.8
Accrued benefit liability	(14.4)	(11.6)
Accumulated other comprehensive income	(4.1)	(4.2)

Net amount recognized	$(17.7)	$(15.0)

Weighted average asset allocations
Debt securities	100%	100%

Notes to Consolidated Financial Statements, continued

11.	Employee Benefit Plans, continued:

	2008	2007	2006

COST AND OTHER COMPREHENSIVE INCOME:
Net pension cost included the following expense (income) components
Service cost — benefits earned during the year	$2.9	$2.3	$1.8
Interest cost on benefit obligation	0.9	0.8	0.5
Expected return on plan assets	(0.1)	(0.1)	(0.1)
Net amortization and deferral	0.2	0.2	0.1

Net periodic pension cost	3.9	3.2	2.3
SFAS 88 curtailment loss	–	–	1.0
SFAS 88 settlement charge	0.2	–	–

Total cost	4.1	3.2	3.3
Change in other comprehensive income (pension-related)	(0.1)	–	0.1

Net periodic pension cost and other comprehensive income	$4.0	$3.2	$3.4

	2008	2007	2006

ASSUMPTIONS:
Assumptions used in computing the net periodic pension cost of the plans is as follows
Rates for increases in compensation levels	4.00%	4.00%	4.00%
Weighted average discount rates	6.00%	5.75%	5.50%
Expected long-term rates of return	5.00%	4.00%	4.00%
Assumptions used in computing the funded status of the plans is as follows
Rates for increases in compensation levels	4.00%	4.00%	4.00%
Weighted average discount rates	6.00%	6.00%	5.75%

Discount rates were predicated primarily on Moody’s Investor Service Aa long-term corporate bond index, rounded to the nearest 25 basis points. Alleghany’s investment policy with respect to its defined benefit plans is to provide long-term growth combined with a steady income stream. The target allocation is 100 percent in debt securities. The overall long-term, rate-of-return-on-assets assumptions are based on historical investment returns.

Contributions of less than $0.1 million are expected to be made to Alleghany’s funded employee plan during 2009.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be made (in millions):

2009	$2.3
2010	4.5
2011	0.1
2012	0.1
2013	0.1
2014-2018	0.5

The measurement date used to determine pension benefit plans is December 31, 2008.

Notes to Consolidated Financial Statements, continued

11.	Employee Benefit Plans, continued:

(b)	Other Employee Retirement Plans

Alleghany has two unfunded retiree health plans, one for executives and one for employees. Participants eligible for benefits must be age 55 or older. In addition, non-executive employees must have completed at least 10 years of service. Under the plans, participants must pay a portion of the premiums charged by the medical insurance provider. All benefits cease upon retiree death. RSUI also has an unfunded retiree health plan for its employees. As of December 31, 2008 and December 31, 2007, the liability for all of these plans was $4.3 million and $4.1 million, respectively, representing the entire accumulated postretirement benefit obligation as of that date. Assumptions used on the accounting for these plans are comparable to those cited above for the Alleghany pension plans. Future benefit payments associated with these plans are not expected to be material to Alleghany.

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

Alleghany has endorsement split-dollar life insurance policies for its officers that are effective during employment as well as retirement. Premiums are paid by Alleghany, and death benefits are split between Alleghany and the beneficiaries of the officers. Death benefits for current officers that inure to the beneficiaries are generally equal to four times the annual salary at the time of an officer’s death. After retirement, death benefits that inure to the beneficiaries are generally equal to the annual ending salary of the officer at the date of retirement.

(c)	Recently Adopted Accounting Standard

FASB Statement No. 158 (“SFAS 158”) was issued in September 2006 and adopted by Alleghany as of December 31, 2006. SFAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The changes are to be reported in comprehensive income as of December 31, 2006. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements.

Notes to Consolidated Financial Statements, continued

12.	Earnings Per Share of Common Stock

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31 (in millions, except share amounts):

	2008	2007	2006

Net earnings	$148.0	$299.1	$247.9
Preferred dividends	17.2	17.2	9.0

Income available to common stockholders for basic earnings per share	130.8	281.9	238.9
Preferred dividends	–	17.2	9.0
Effect of other dilutive securities	–	0.3	0.5

Income available to common stockholders for diluted earnings per share	$130.8	$299.4	$248.4

Weighted average shares outstanding applicable to basic earnings per share	8,313,591	8,309,953	8,299,847
Preferred stock	–	997,969	543,425
Effect of other dilutive securities	–	23,352	23,002

Adjusted weighted average shares outstanding applicable to diluted earnings per share	8,313,591	9,331,274	8,866,274

Contingently issuable shares of 1,147,351, 59,035 and 89,965 were potentially available during 2008, 2007 and 2006, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

13.	Commitments and Contingencies

(a)	Leases

Alleghany leases certain facilities, furniture and equipment under long-term lease agreements. In addition, certain land, office space and equipment are leased under noncancelable operating leases that expire at various dates through 2020. Rent expense was $10.3 million, $8.7 million and $7.1 million in 2008, 2007 and 2006, respectively.

The aggregate minimum payments under operating leases with initial or remaining terms of more than one year as of December 31, 2008 were as follows (in millions):

Aggregate
Minimum
Lease
Year	Payments

2009	$9.7
2010	8.3
2011	8.1
2012	8.2
2013	8.4
2014 and thereafter	37.2

(b)	Litigation

Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management such provisions are adequate.

Notes to Consolidated Financial Statements, continued

13.	Commitments and Contingencies, continued:

(c)	Asbestos and Environmental Exposure

AIHL’s reserve for unpaid losses and loss adjustment expenses includes $20.4 million of gross reserves and $20.3 million of net reserves at December 31, 2008, and $22.9 million of gross reserves and $22.7 million of net reserves at December 31, 2007, for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976. This subsidiary exited this business in 1976. Reserves for asbestos and environmental impairment claims cannot be estimated with traditional loss reserving techniques because of uncertainties that are greater than those associated with other types of claims. Factors contributing to those uncertainties include a lack of historical data, the significant periods of time that often elapse between the occurrence of an insured loss and the reporting of that loss to the ceding company and the reinsurer, uncertainty as to the number and identity of insureds with potential exposure to such risks, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability. Loss reserve estimates for such environmental and asbestos exposures include case reserves, which also reflect reserves for legal and other loss adjustment expenses and IBNR reserves. IBNR reserves are determined based upon historic general liability exposure base and policy language, previous environmental loss experience and the assessment of current trends of environmental law, environmental cleanup costs, asbestos liability law and judgmental settlements of asbestos liabilities.

For both asbestos and environmental reinsurance claims, CATA establishes case reserves by receiving case reserve amounts from its ceding companies, and verifies these amounts against reinsurance contract terms, analyzing from the first dollar of loss incurred by the primary insurer. In establishing the liability for claims for asbestos related liability and for environmental impairment claims, management considers facts currently known and the current state of the law and coverage litigation. Additionally, ceding companies often report potential losses on a precautionary basis to protect their rights under the reinsurance arrangement, which generally calls for prompt notice to the reinsurer. Ceding companies, at the time they report such potential losses, advise CATA of the ceding companies’ current estimate of the extent of such loss. CATA’s claims department reviews each of the precautionary claims notices and, based upon current information, assesses the likelihood of loss to CATA. Such assessment is one of the factors used in determining the adequacy of the recorded asbestos and environmental reserves. Although Alleghany is unable at this time to determine whether additional reserves, which could have a material impact upon its results of operations, may be necessary in the future, Alleghany believes that CATA’s asbestos and environmental reserves are adequate at December 31, 2008.

(d)	Indemnification Obligations

In connection with the sale of World Minerals, Alleghany undertook certain indemnification obligations pursuant to the Stock Purchase Agreement including a general indemnification provision for breaches of representations and warranties set forth in the Stock Purchase Agreement (the “Contract Indemnification”) and a special indemnification provision related to products liability claims arising from events occurring during pre-closing periods (the “Products Liability Indemnification”). The representations and warranties to which the Contract Indemnification applies survive for a two-year period (with the exception of certain representations and warranties such as those related to environmental, real estate and tax matters, which survive for periods longer than two years) and generally, except for tax and certain other matters, applied only to aggregate losses in excess of $2.5 million, up to a maximum of approximately $123.0 million.

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

Notes to Consolidated Financial Statements, continued

13.	Commitments and Contingencies, continued:

so that Alleghany’s maximum indemnification obligation in respect of products liability claims relating to the Manville Period is $150.0 million. This indemnification obligation in respect of Manville Period products liability claims will expire on July 31, 2016. The Stock Purchase Agreement states that it is the intention of the parties that, with regard to losses incurred in respect of products liability claims relating to the Manville Period, recovery should first be sought from Manville, and that Alleghany’s indemnification obligation in respect of products liability claims relating to the Manville Period is intended to indemnify the Purchaser for such losses which are not recovered from Manville within a reasonable period of time after recovery is sought from Manville. In connection with World Minerals’ acquisition of the assets of the industrial minerals business of Manville in 1991, Manville agreed to indemnify World Minerals for certain product liability claims, in respect of products of the industrial minerals business manufactured during the Manville Period, asserted against World Minerals through July 31, 2006. In June 2006, Manville agreed to extend its indemnification for such claims asserted against World Minerals through July 31, 2009. World Minerals did not assume in the acquisition liability for product liability claims to the extent that such claims relate, in whole or in part, to the Manville Period, and Manville should continue to be responsible for such claims, notwithstanding the expiration of the Manville indemnity in 2009.

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

During the Alleghany Period, World Minerals was named in approximately 30 lawsuits that included product liability claims, many of which have been voluntarily dismissed by the plaintiffs. In most cases, plaintiffs claimed various medical problems allegedly stemming from their exposure to a wide variety of allegedly toxic products at their place of employment, and World Minerals was one among dozens of defendants that had allegedly supplied such products to plaintiffs’ employers. Through the date of sale, World Minerals did not incur any significant expense in respect of such cases. Based on Alleghany’s experience to date and other analyses, Alleghany established a $600 thousand reserve in connection with the Products Liability Indemnification for the Alleghany Period. Such reserve was $365 thousand and $431 thousand at December 31, 2008 and 2007.

Notes to Consolidated Financial Statements, continued

13.	Commitments and Contingencies, continued:

(e)	Equity Holdings Concentration

At December 31, 2008 and 2007, Alleghany had a concentration of market risk in its available-for-sale equity securities portfolio of Burlington Northern Santa Fe Corporation (“Burlington Northern”), a railroad holding company, of $227.1 million and $416.2 million, respectively. In 2008, Alleghany sold approximately 2.0 million shares of its Burlington Northern stock holdings, resulting in a pre-tax gain of $152.3 million. In addition, subsequent to December 31, 2008, Alleghany sold approximately 1.0 million shares of Burlington Northern common stock, resulting in a pre-tax gain of $53.0 million, which will be recognized in the 2009 first quarter. During 2007, Alleghany sold approximately 0.8 million shares of its Burlington Northern stock holdings, resulting in a pre-tax gain of $55.9 million.

At December 31, 2008 and 2007, Alleghany also had a concentration of market risk in its available-for-sale equity securities with respect to certain energy sector businesses, of $290.8 million and $378.2 million, respectively.

14.	Fair Value of Financial Instruments

The estimated carrying values and fair values of Alleghany’s financial instruments as of December 31, 2008 and 2007 are as follows (in millions):

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Investments (excluding equity-method investments)*	$4,057.7	$4,057.7	$4,069.3	$4,069.3

*	For purposes of this table, investments include available-for-sale securities as well as investments in partnerships carried at fair value that are included in other invested assets. Investments exclude Alleghany’s investments in Homesite, ORX and partnerships that are accounted for under the equity method, which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.

As previously noted, SFAS 157 was issued in September 2006 and adopted by Alleghany as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, SFAS 157 establishes a three-tiered hierarchy for inputs used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing a financial instrument. Unobservable inputs are inputs that reflect management’s belief about the assumptions market participants would use in pricing a financial instrument based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	“Level 1” — Management’s valuations are based on unadjusted quoted prices in active markets for identical, unrestricted assets. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these assets does not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. For Alleghany, assets utilizing Level 1 inputs generally include common stocks and U.S. Government debt securities, where management’s valuations are based on quoted market prices.

•	“Level 2” — Management’s valuations are based on quoted market prices where such markets are not deemed to be sufficiently “active.” In such circumstances, additional valuation metrics will be used which involve direct or indirect observable market inputs. For Alleghany, assets utilizing Level 2 inputs generally include debt securities

Notes to Consolidated Financial Statements, continued

14.	Fair Value of Financial Instruments, continued:

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

•	“Level 3” — Management’s valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Valuation under Level 3 generally involves a significant degree of judgment on the part of management. For Alleghany, assets utilizing Level 3 inputs are primarily limited to partnership investments. Quotes from the third-party general partner of the entity in which such investment was held, which will often be based on unobservable market inputs, constitute the primary input in management’s determination of the fair value.

The estimated fair values of Alleghany’s invested assets by balance sheet caption and level as of December 31, 2008 are as follows (in millions):

	Level 1	Level 2		Level 3	Total

Assets
Equity securities	$619.9	$9.6		$–	$629.5
Debt securities	266.3	2,493.0	*	0.7	2,760.0
Short-term investments	175.9	460.3		–	636.2
Other invested assets**	–	–		32.0	32.0

Investments (excluding equity-method investments)	$1,062.1	$2,962.9		$32.7	$4,057.7

*	Includes $8.9 million of debt securities that were previously classified as level 3 as of December 31, 2007.

**	The carrying value of partnership investments of $32.0 million increased by $20.6 million from the December 31, 2007 carrying value of $11.4 million, due principally to $23.6 million of additional investments, partially offset by a $3.0 million decrease in estimated fair value during the period.

15.	Segments of Business

Information related to Alleghany’s reportable segment is shown in the table below. Property and casualty insurance and surety operations are conducted by AIHL through its insurance operating units RSUI, CATA and EDC. In addition, AIHL Re, established in June 2006, is a wholly-owned subsidiary of AIHL that has, in the past, been available to provide reinsurance to Alleghany operating units and affiliates.

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

The primary components of “corporate activities” are Alleghany Properties, AIHL’s investment in Homesite and ORX, corporate investment and other activities at the parent level, including strategic equity investments. Such strategic equity investments are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies.

Notes to Consolidated Financial Statements, continued

15.	Segments of Business, continued:

	2008		2007(1)	2006
	(in millions)

Revenues:
AIHL insurance group:
Net premiums earned
RSUI	$689.6		$707.5	$670.7
CATA	186.9		198.0	171.4
EDC	72.0		44.3	–
AIHL Re	0.2		24.5	35.7

	948.7		974.3	877.8

Net investment income	112.6		126.5	107.1
Net realized capital (losses) gains	(248.4	)(2)	36.5	13.9
Other income	0.7		0.5	1.8

Total insurance group	813.6		1,137.8	1,000.6

Corporate activities:
Net investment income (3)	17.6		19.6	20.9
Net realized capital gains (4)	156.2		56.2	14.3
Other income (5)	1.7		15.0	24.5

Total	$989.1		$1,228.6	$1,060.3

Earnings from continuing operations before income taxes:
AIHL insurance group:
Underwriting profit (loss) (6)
RSUI	$137.6	(7)	$219.9	$197.4
CATA	15.2		19.4	19.1
EDC	(60.9	)(8)	4.4	–
AIHL Re	0.2		24.4	35.5

	92.1		268.1	252.0

Net investment income	112.6		126.5	107.1
Net realized capital (losses) gains	(248.4	)(2)	36.5	13.9
Other income, less other expenses	(31.4)		(52.3)	(42.0)

Total insurance group	(75.1)		378.8	331.0

Corporate activities:
Net investment income (3)	17.6		19.6	20.9
Net realized capital gains (4)	156.2		56.2	14.3
Other income (5)	1.7		15.0	24.6
Corporate administration and other expenses	38.7		35.9	45.4
Interest expense	0.7		1.4	5.6

Total	$61.0		$432.3	$339.8

(1)	Includes the results of EDC, net of purchase accounting adjustments, commencing July 18, 2007. See Note 4.

Notes to Consolidated Financial Statements, continued

15.	Segments of Business, continued:

(2)	Primarily reflects impairment charges for unrealized losses related to AIHL’s investment portfolio that were deemed to be other than temporary. See Note 3. Also reflects an EDC goodwill impairment charge. See Note 4.

(3)	Includes $0.3 million and $4.1 million of Alleghany’s equity in earnings of Homesite, net of purchase accounting adjustments, for 2008 and 2007, respectively. See Note 4.

(4)	Primarily reflects net realized capital gains from the sale of shares of Burlington Northern common stock. See Note 13e.

(5)	Primarily reflects sales activity of Alleghany Properties.

(6)	Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or net realized capital gains. Underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses attributable to underwriting activities, whereas the remainder constitutes “other expenses.”

(7)	Loss and loss adjustment expenses in 2008 reflect $97.9 million of catastrophe losses, of which $80.9 million relate to the 2008 third quarter Hurricanes Gustav, Ike and Dolly.

(8)	Reflects a significant increase in current year and prior year loss and loss adjustment expense reserves in 2008. See Note 6.

	2008	2007	2006
	(in millions)

Identifiable assets at December 31
AIHL insurance group	$5,554.2	$6,166.7	$5,386.4
Corporate activities	627.6	775.4	792.3

Total	$6,181.8	$6,942.1	$6,178.7

Capital expenditures
AIHL insurance group	$9.8	$4.7	$4.2
Corporate activities	–	0.2	0.1

Total	$9.8	$4.9	$4.3

Depreciation and amortization
AIHL insurance group	$25.0	$15.3	$9.9
Corporate activities	0.7	1.0	1.8

Total	$25.7	$16.3	$11.7

16.	Other Information

a.	Other Assets

Other assets shown in Alleghany’s consolidated balance sheets include the following amounts at December 31, 2008 and 2007 (in millions):

	2008	2007

Real estate properties	$19.5	$20.6
Interest and dividends receivable	41.1	42.7
Other	40.2	40.8

	$100.8	$104.1

Notes to Consolidated Financial Statements, continued

16.	Other Information, continued:

b.	Property and equipment

Property and equipment, net of accumulated depreciation and amortization, at December 31, 2008 and 2007, are as follows (in millions):

	2008	2007

Furniture and equipment	$41.2	$33.3
Leasehold improvements	5.7	4.4
Other	0.3	0.3

	47.2	38.0

Less: accumulated depreciation and amortization	(23.9)	(18.3)

	$23.3	$19.7

c.	Other Liabilities

Other liabilities shown in Alleghany’s consolidated balance sheets include the following amounts at December 31, 2008 and 2007 (in millions):

	2008	2007

Accounts payable	$7.3	$7.9
Incentive plans	129.2	152.1
Accrued salaries and wages	8.2	9.5
Deferred compensation	7.2	6.1
Accrued expenses	11.2	8.5
Taxes other than income	3.5	3.7
Deferred revenue	11.8	5.8
Payable to brokers	4.8	7.2
Pension and postretirement benefits	23.1	20.1
Funds held for surety bonds	56.7	41.9
Other funds held	8.6	6.3
Other	17.3	17.2

	$288.9	$286.3

Notes to Consolidated Financial Statements, continued

17.	Quarterly Results of Operations (unaudited)

Selected quarterly financial data for 2008 and 2007 are presented below (in millions, except per share amounts):

	Quarters Ended
	March 31	June 30	September 30	December 31

2008
Revenues	$355.5	$253.4	$263.3	$116.9
Earnings from:
Continuing operations	$90.6	$13.0	$(8.8)	$(54.1)
Discontinued operations	5.3	4.8	4.6	92.6

Net earnings	$95.9	$17.8	$(4.2)	$38.5
Basic earnings per share of common stock: *
Continuing operations	$10.35	$1.04	$(1.58)	$(7.00)
Discontinued operations	0.64	0.58	0.56	11.14

Total	$10.99	$1.62	$(1.02)	$4.14

2007
Revenues	$330.4	$282.0	$308.7	$307.6
Earnings from:
Continuing operations	$103.5	$58.8	$67.4	$57.8
Discontinued operations	1.9	2.7	3.0	4.0

Net earnings	$105.4	$61.5	$70.4	$61.8
Basic earnings per share of common stock: *
Continuing operations	$11.97	$6.55	$7.59	$6.43
Discontinued operations	0.22	0.33	0.35	0.48

Total	$12.19	$6.88	$7.94	$6.91

*	Adjusted to reflect subsequent stock dividends.

Earnings per share by quarter may not equal the amount for the full year due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alleghany Corporation:

We have audited the accompanying consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alleghany Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

New York, New York
February 25, 2009

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management, including our CEO and CFO, concluded that, as of December 31, 2008, our internal control over financial reporting was effective. We note that all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

New York Stock Exchange Certification

On May 15, 2008, we filed with the New York Stock Exchange the annual certification of our President and CEO, certifying that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards. Additionally, we filed the CEO and CFO certifications required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to this Form 10-K Report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning our directors and executive officers is incorporated by reference from the first paragraph under the heading “Alleghany Corporate Governance — Board of Directors” on page 3 through the first full paragraph on page 4, the first paragraph under the heading “Committees of the Board of Directors — Audit Committee” on page 4 through the first full paragraph on page 8, pages 15 through the top of the page 18 and the information under the heading “Executive Officers” on page 25 of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 24, 2009. Information concerning compliance with the reporting requirements under Section 16(a) of the Exchange Act, is incorporated by reference from page 14 of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 24, 2009.

In September 2003, our Board of Directors adopted a Financial Personnel Code of Ethics applicable to our CEO, CFO, chief accounting officer, controller and vice president for tax matters that complies with the requirements of Item 406 of Regulation S-K under the Exchange Act. The Financial Personnel Code of Ethics supplements our Code of Business Conduct and Ethics, adopted by our Board of Directors in September 2003, which is applicable to all of our employees and directors. A copy of the Financial Personnel Code of Ethics was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003. The Financial Personnel Code of Ethics and the Code of Business Conduct and Ethics are available on our website at www.alleghany.com or may be obtained, free of charge, upon request to the Secretary of Alleghany.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference from the first paragraph under the heading “Compensation of Directors” on page 18 through page 20 and pages 27 through page 57 of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 24, 2009. The information set forth under the heading “Compensation Committee Report” on page 26 of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 24, 2009, is not “filed” as a part hereof.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference from pages 1 through Note (7) on page 3 and pages 12 and 13, of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 24, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference from the paragraph under the heading “Director Independence” on page 4 and page 8 through the first full paragraph on page 9, beginning on the bottom of page 8 under the heading “Related Party Transactions,” of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 24, 2009.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference from pages 21 and 22 of our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 24, 2009.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.

Our consolidated financial statements, together with the report thereon of KPMG LLP, our independent registered public accounting firm, are set forth on pages 60 through 103 of this Form 10-K Report.

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

ALLEGHANY CORPORATION
(Registrant)

Date: February 26, 2009	By /s/ Weston M. Hicks Weston M. Hicks President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2009	By Rex D. Adams Director

Date: February 26, 2009	By /s/ Jerry G. Borrelli Jerry G. Borrelli Vice President (principal accounting officer)

Date: February 26, 2009	By /s/ John J. Burns, Jr. John J. Burns, Jr. Chairman of the Board and Director

Date: February 26, 2009	By /s/ Dan R. Carmichael Dan R. Carmichael Director

Date: February 26, 2009	By /s/ Roger B. Gorham Roger B. Gorham Senior Vice President (principal financial officer)

Date: February 26, 2009	By /s/ Weston M. Hicks Weston M. Hicks President and Director (principal executive officer)

Date: February 26, 2009	By /s/ Thomas S. Johnson Thomas S. Johnson Director

Date: February 26, 2009	By /s/ Allan P. Kirby, Jr. Allan P. Kirby, Jr. Director

Date: February 26, 2009	By /s/ Jefferson W. Kirby Jefferson W. Kirby Director

Date: February 26, 2009	By /s/ William K. Lavin William K. Lavin Director

Date: February 26, 2009	By /s/ James F. Will James F. Will Director

Date: February 26, 2009	By /s/ Raymond L.M. Wong Raymond L.M. Wong Director

Alleghany Corporation and Subsidiaries

Index to Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alleghany Corporation:

Under date of February 25, 2009, we reported on the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

New York, New York
February 25, 2009

Schedule I – Summary of Investments – Other Than Investments in Related Parties
ALLEGHANY CORPORATION AND SUBSIDIARIES
December 31, 2008

			Amount at
			Which Shown
			in the
		Fair	Balance
Type of Investment	Cost	Value	Sheet
	(in thousands)

Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$274,686	$286,598	$286,598
States, municipalities & political subdivisions	1,421,779	1,434,116	1,434,116
Foreign governments	172,582	177,300	177,300
Mortgage and asset-backed securities	707,676	654,480	654,480
All other bonds	205,106	207,525	207,525

Fixed maturities	2,781,829	2,760,019	2,760,019

Equity securities:
Common stocks:
Public utilities	16,651	13,338	13,338
Banks, trust, and insurance companies	2,925	3,358	3,358
Industrial, miscellaneous, and all other	433,972	603,163	603,163
Nonredeemable preferred stocks	9,659	9,659	9,659

Equity securities	463,207	629,518	629,518

Other invested assets	250,407	250,407	250,407
Short-term investments	636,197	636,197	636,197

Total investments	$4,131,640	$4,276,141	$4,276,141

Schedule II – Condensed Balance Sheets
ALLEGHANY CORPORATION
December 31, 2008 and 2007

	2008	2007
	(in thousands)

Assets
Equity securities (cost: 2008 $38,062; 2007 $62,908)	$227,130	$419,783
Debt securities (amortized cost: 2008 $79,232; 2007 $115,028)	81,364	117,084
Short-term investments	136,740	18,332
Cash	77	1,294
Property and equipment — at cost, net of accumulated depreciation	1,312	1,805
Other assets	18,982	21,223
Current taxes receivable	0	35,743
Investment in subsidiary classified as a discontinued operation	0	254,173
Investment in subsidiaries	2,274,417	2,057,226

	$2,740,022	$2,926,663

Liabilities and Stockholders’ Equity
Other liabilities	$43,863	$38,194
Current taxes payable	4,889	0
Net deferred tax liabilities	44,581	104,142

Total liabilities	93,333	142,336
Stockholders’ equity	2,646,689	2,784,327

	$2,740,022	$2,926,663

See accompanying Notes to Condensed Financial Statements.

Schedule II – Condensed Statements of Earnings
ALLEGHANY CORPORATION
Three years ended December 31, 2008

	2008	2007	2006
	(in thousands)

Revenues:
Net investment income	$15,806	$14,545	$15,375
Net realized capital gains	156,191	56,207	14,335
Other income	318	203	259

Total revenues	172,315	70,955	29,969

Costs and Expenses:
Interest expense	700	1,006	3,184
Corporate administration	37,216	35,534	39,358

Total costs and expenses	37,916	36,540	42,542

Operating profit (loss)	134,399	34,415	(12,573)
Equity in earnings of consolidated subsidiaries	(73,347)	397,864	352,383

Earnings from continuing operations, before income taxes	61,052	432,279	339,810
Income taxes	20,485	144,737	98,863

Earnings from continuing operations	40,567	287,542	240,947

Earnings from discontinued operations (including gain on disposal of $141,688 in 2008)	164,193	24,976	14,998
Income taxes (including tax on gain on disposal of $49,591 in 2008)	56,789	13,448	8,042

Earnings from discontinued operations, net of tax	107,404	11,528	6,956

Net earnings	$147,971	$299,070	$247,903

See accompanying Notes to Condensed Financial Statements.

Schedule II – Condensed Statements of Cash Flows
ALLEGHANY CORPORATION
Three years ended December 31, 2008

	2008	2007	2006
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$147,971	$299,070	$247,903
Adjustments to reconcile earnings to cash provided by (used in) operations:
Equity in undistributed net (earnings) losses of consolidated subsidiaries	47,890	(269,549)	(234,153)
Capital contributions to consolidated subsidiaries	(50,005)	(90,179)	(190,788)
Distributions from consolidated subsidiaries	3,050	43,635	12,929
Depreciation and amortization	716	980	1,740
Net gain on investment transactions	(156,191)	(56,207)	(14,335)
Decrease (increase) in other assets	1,614	(1,074)	(2,765)
Increase (decrease) in other liabilities and taxes payable	50,470	(20,712)	(29,773)
Earnings of discontinued operations and sale of subsidiary	(107,404)	(11,528)	(6,956)

Net adjustments	(209,860)	(404,634)	(464,101)

Net cash used in operations	(61,889)	(105,564)	(216,198)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(75,357)	(69,080)	(132,248)
Sales of investments	259,745	159,555	36,016
Maturities of investments	31,707	1,354	1,254
Purchases of property and equipment	940	(148)	(64)
Net change in short-term investments	(118,408)	45,065	53,685
Proceeds from the sale of subsidiaries, net of cash disposed	–	–	–
Other, net	–	504	9,196

Net cash provided by investing activities	98,627	137,250	(32,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible preferred stock, net of issuance costs	–	–	290,422
Principal payments on long-term debt	–	(19,123)	–
Treasury stock acquisitions	(25,068)	–	(39,186)
Convertible preferred stock dividends paid	(17,350)	(17,367)	(8,342)
Tax benefit on stock based compensation	2,330	1,063	1,034
Other, net	2,133	3,627	2,406

Net cash used in financing activities	(37,955)	(31,800)	246,334

Net decrease in cash	(1,217)	(114)	(2,025)
Cash at beginning of year	1,294	1,408	3,433

Cash at end of year	$77	$1,294	$1,408

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$–	$–	$17
Income taxes	$154,911	$170,359	$96,636

See accompanying Notes to Condensed Financial Statements.

SCHEDULE II – Notes to Condensed Financial Statements
ALLEGHANY CORPORATION
(in thousands)

1. Investment in Consolidated Subsidiaries. Reference is made to Note 1 of the Notes to Consolidated Financial Statements set forth in Item 8. of this Form 10-K Report.

2. Income Taxes. Reference is made to Note 8 of the Notes to Consolidated Financial Statements set forth in Item 8. of this Form 10-K Report.

3. Commitments and Contingencies. Reference is made to Note 13 of the Notes to Consolidated Financial Statements set forth in Item 8. of this Form 10-K Report.

4. Stockholders’ Equity. Reference is made to Note 9 of the Notes to Consolidated Financial Statements set forth in Item 8. of this Form 10-K Report with respect to stockholders’ equity and surplus available for dividend payments to Alleghany from its subsidiaries.

Schedule III – Supplementary Insurance Information
ALLEGHANY CORPORATION AND SUBSIDIARIES

At December 31,
			Future			For the Year Ended December 31,
			Policy		Other			Benefits,
			Benefits,		Policy			Claims,	Amortization
		Deferred	Losses,		Claims			Losses	of Deferred
		Policy	Claims	Gross	and	Net	Net	and	Policy	Other	Net
		Acquisition	and Loss	Unearned	Benefits	Earned	Investment	Settlement	Acquisition	Operating	Premiums
Year	Line of Business	Costs	Expenses	Premiums	Payable	Premiums	Income	Expenses	Costs	Expenses	Written
(in thousands)

2008	Property and Casualty Insurance	$71,753	$2,578,590	$614,067	$0	$948,652	$112,596	$570,019	$155,151	$131,422	$898,221

2007	Property and Casualty Insurance	$75,623	$2,379,701	$699,409	$0	$974,321	$126,470	$449,052	$146,058	$111,140	$962,451

2006	Property and Casualty Insurance	$67,294	$2,228,947	$793,640	$0	$877,750	$107,080	$410,335	$126,356	$89,177	$916,163

Schedule IV – Reinsurance
ALLEGHANY CORPORATION AND SUBSIDIARIES
Three years ended December 31, 2008

						Percentage
			Ceded to	Assumed		of Amount
		Gross	Other	From Other	Net	Assumed
Year	Line of Business	Amount	Companies	Companies	Amount	to Net
	(in thousands)

2008	Property and casualty	$1,409,736	$478,268	$17,184	$948,652	1.8%

2007	Property and casualty	$1,580,071	$625,099	$19,349	$974,321	2.0%

2006	Property and casualty	$1,548,084	$675,163	$4,829	$877,750	0.6%

Schedule V – Valuation and Qualifying Accounts
ALLEGHANY CORPORATION AND SUBSIDIARIES

			Charged to	Charged to
		Balance at	Costs and	Other	Deductions	Balance at
Year	Description	January 1,	Expenses	Accounts	Describe	December 31,
		(in thousands)

2008	Allowance for uncollectible reinsurance recoverables	$0	$0	$0	$0	$0

	Allowance for uncollectible premiums receivable	$1,232	$3,486	$0	$1,306	$3,412

2007	Allowance for uncollectible reinsurance recoverables	$0	$0	$0	$0	$0

	Allowance for uncollectible premiums receivable	$986	$517	$0	$271	$1,232

2006	Allowance for uncollectible reinsurance recoverables	$0	$0	$0	$0	$0

	Allowance for uncollectible premiums receivable	$751	$697	$0	$462	$986

SCHEDULE VI – Supplemental Information Concerning Insurance Operations
ALLEGHANY CORPORATION AND SUBSIDIARIES

		At December 31,				For the Year Ended December 31,
				Discount,				Claims
				if Any,				and Claim
			Reserves	Deducted				Adjustment
			for	in Reserves				Expenses
			Unpaid	for Unpaid				Incurred		Amortization
		Deferred	Claims	Claims				Related to		of Deferred	Paid Claims
		Policy	and Claim	and Claim	Gross	Net	Net	(1)	(2)	Policy	and Claim	Net
		Acquisition	Adjustment	Adjustment	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Year	Line of Business	Costs	Expenses	Expenses	Premiums	Premiums	Income	Year	Year	Costs	Expenses	Written
(in thousands)

2008	Property and Casualty	$71,753	$2,578,590	$0	$614,067	$948,652	$112,596	$612,836	$(42,817)	$155,151	$412,651	$898,221

2007	Property and Casualty	$75,623	$2,379,701	$0	$699,409	$974,321	$126,470	$480,137	$(31,085)	$146,058	$328,759	$962,451

2006	Property and Casualty	$67,294	$2,228,947	$0	$793,640	$877,750	$107,080	$420,035	$(9,700)	$126,356	$235,711	$916,143

INDEX TO EXHIBITS

Exhibit
Number		Description

1.01		Purchase Agreement, dated June 19, 2006, by and between Alleghany and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 1.1 to Alleghany’s Current Report on Form 8-K filed on June 23, 2006, is incorporated herein by reference.
3.01		Restated Certificate of Incorporation of Alleghany, as amended by Amendment accepted and received for filing by the Secretary of State of the State of Delaware on June 23, 1988, filed as Exhibit 3.1 to Alleghany’s Registration Statement on Form S-3 (No. 333-134996) filed on June 14, 2006, is incorporated herein by reference.
3.02		By-laws of Alleghany, as amended December 19, 2006, filed as Exhibit 3.2 to Alleghany’s Current Report on Form 8-K filed on December 22, 2006, is incorporated herein by reference.
3.03		Certificate of Designations, Preferences and Rights of 5.75% Mandatory Convertible Preferred Stock of Alleghany, filed as Exhibit 3.3 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.
4.01		Specimen certificates representing shares of common stock, par value $1.00 per share, of Alleghany, filed as Exhibit 4.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, is incorporated herein by reference.
*10	.01	Alleghany 2005 Management Incentive Plan, filed as Exhibit 10.4 to Alleghany’s Current Report on Form 8-K filed on October 22, 2007, is incorporated herein by reference.
*10	.02	Alleghany Officers and Highly Compensated Employees Deferred Compensation Plan, as amended and restated as of January 1, 2008, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on December 18, 2008, is incorporated herein by reference.
*10	.03	Alleghany 2002 Long-Term Incentive Plan, adopted and effective April 26, 2002, as amended, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on December 18, 2008, is incorporated herein by reference.
*10	.04	Alleghany 2007 Long-Term Incentive Plan, adopted and effective April 27, 2007, as amended, filed as Exhibit 10.3 to Alleghany’s Current Report on Form 8-K filed on December 18, 2008, is incorporated herein by reference.
*10	.05	Alleghany Retirement Plan, as amended.
*10	.06	Alleghany Retirement COLA Plan dated and effective as of January 1, 1992, as adopted on March 17, 1992, filed as Exhibit 10.1 to Alleghany’s Registration Statement on Form S-3 (No. 333-134996) filed on June 14, 2006, is incorporated herein by reference.
*10	.07	Description of Alleghany Group Long Term Disability Plan effective as of July 1, 1995, filed as Exhibit 10.10 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.
*10	.08	Alleghany Amended and Restated Directors’ Stock Option Plan effective as of April 20, 1993, filed as Exhibit 10.3 to Alleghany’s Registration Statement on Form S-3 (No. 333-134996) filed on June 14, 2006, is incorporated herein by reference.
*10	.09	Alleghany 2000 Directors’ Stock Option Plan effective April 28, 2000, filed as Exhibit A to Alleghany’s Proxy Statement, filed in connection with its Annual Meeting of Stockholders held on April 28, 2000, is incorporated herein by reference.
*10	.10	Alleghany Directors’ Equity Compensation Plan, effective as of January 16, 1995, filed as Exhibit 10.11 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.
*10	.11	Alleghany Non-Employee Directors’ Retirement Plan, as amended, effective December 19, 2006, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on December 22, 2006, is incorporated herein by reference.

Exhibit
Number		Description

*10	.12(a)	Alleghany 2005 Directors’ Stock Plan, as amended as of December 16, 2008.
*10	.12(b)	Form of Option Agreement under the Alleghany 2005 Directors’ Stock Plan, as amended as of December 16, 2008.
*10	.12(c)	Amended and Restated Stock Unit Supplement to the Alleghany 2005 Directors’ Stock Plan, as amended as of December 16, 2008.
*10	.13(a)	Employment Agreement, dated October 7, 2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.
*10	.13(b)	Restricted Stock Unit Matching Grant Agreement, dated October 7, 2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.
*10	.13(c)	Restricted Stock Award Agreement, dated December 31, 2004, between Alleghany and Weston M. Hicks, filed as Exhibit 10.11(d) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
*10	.13(d)	Letter Agreement, dated April 15, 2008, between Alleghany and Weston M. Hicks, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 21, 2008, is incorporated herein by reference.
*10	.14	Restricted Stock Award Agreement, dated as of December 21, 2004 between Alleghany and Roger B. Gorham, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 21, 2005, is incorporated herein by reference.
10	.15(a)	Credit Agreement, dated as of October 23, 2006, among Alleghany, the banks which are signatories thereto, Wachovia Bank, National Association as administrative agent for the banks (the “Credit Agreement”), filed as Exhibit 10.1(a) to Alleghany’s Current Report on Form 8-K filed on October 25, 2006, is incorporated herein by reference.
10	.15(b)	List of Contents of Exhibits and Schedules to the Credit Agreement, filed as Exhibit 10.1(b) to Alleghany’s Current Report on Form 8-K filed October 25, 2006, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.16(a)	Asset Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville Sales Corporation (the “Celite Asset Purchase Agreement”), filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.
10	.16(b)	List of Contents of Exhibits and Schedules to the Celite Asset Purchase Agreement, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.16(c)	Amendment No. 1 dated as of July 31, 1991 to the Celite Asset Purchase Agreement, filed as Exhibit 10.3 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.
10	.16(d)	Amendment No. 2 dated as of May 11, 2006 to the Celite Asset Purchase Agreement, filed as Exhibit 10.4 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.

Exhibit
Number		Description

10	.17(a)	Acquisition Agreement, dated as of June 6, 2003, by and between Royal Group, Inc. and AIHL (the “Resurgens Specialty Acquisition Agreement”), filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.17(b)	List of Contents of Exhibits and Schedules to the Resurgens Specialty Acquisition Agreement, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.18(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and RIC (the “Royal Indemnity Company Quota Share Reinsurance Agreement”), filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.18(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company Quota Share Reinsurance Agreement, filed as Exhibit 10.5 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.19(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal Surplus Lines Insurance Company and RIC (the “Royal Surplus Lines Insurance Company Quota Share Reinsurance Agreement”), filed as Exhibit 10.6 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.19(b)	List of Contents of Exhibits and Schedules to the Royal Surplus Lines Insurance Company Quota Share Reinsurance Agreement, filed as Exhibit 10.7 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10	.20(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Landmark and RIC (the “Landmark Quota Share Reinsurance Agreement”), filed as Exhibit 10.8 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.20(b)	List of Contents of Exhibits and Schedules to the Landmark Quota Share Reinsurance Agreement, filed as Exhibit 10.9 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.21(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Indemnity Company, Resurgens Specialty and RIC (the “Royal Indemnity Company Administrative Services Agreement”), filed as Exhibit 10.10 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.21(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company Administrative Services Agreement, filed as Exhibit 10.11 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.22(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Surplus Lines Insurance Company, Resurgens Specialty and RIC (the “Royal Surplus Lines Insurance Company Administrative Services Agreement”), filed as Exhibit 10.12 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

Exhibit
Number		Description

10	.22(b)	List of Contents of Exhibits and Schedules to the Royal Surplus Lines Insurance Company Administrative Services Agreement, filed as Exhibit 10.13 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.23(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Insurance Company of America, Resurgens Specialty and RIC (the “Royal Insurance Company of America Administrative Services Agreement”), filed as Exhibit 10.14 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.23(b)	List of Contents of Exhibits and Schedules to the Royal Insurance Company of America Administrative Services Agreement, filed as Exhibit 10.15 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.24(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Landmark, Resurgens Specialty and RIC (the “Landmark Administrative Services Agreement”), filed as Exhibit 10.16 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.24(b)	List of Contents of Exhibits and Schedules to the Landmark Administrative Services Agreement, filed as Exhibit 10.17 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10.25		Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Royal Indemnity Company Administrative Services Agreement), filed as Exhibit 10.21 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10.26		Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Royal Surplus Lines Insurance Company Administrative Services Agreement), filed as Exhibit 10.22 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10.27		Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Royal Insurance Company of America Administrative Services Agreement), filed as Exhibit 10.23 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10.28		Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Landmark Administrative Services Agreement), filed as Exhibit 10.24 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.29(a)	Stock Purchase Agreement, dated as of June 6, 2003, by and between AIHL and Guaranty National Insurance Company (the “Landmark Stock Purchase Agreement”), filed as Exhibit 10.42 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

Exhibit
Number		Description

10	.29(b)	List of Contents of Exhibits and Schedules to the Landmark Stock Purchase Agreement, filed as Exhibit 10.43 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.30(a)	RIC (Landmark) Quota Share Reinsurance Agreement, dated as of September 2, 2003, by and between Landmark and Royal Indemnity Company (the “Royal Indemnity Company (Landmark) Quota Share Reinsurance Agreement”), filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.
10	.30(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company (Landmark) Quota Share Reinsurance Agreement, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.31(a)	RIC (Landmark) Administrative Services Agreement, dated as of September 2, 2003, by and between Royal Indemnity Company and Landmark (the “Royal Indemnity Company (Landmark) Administrative Services Agreement”), filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.
10	.31(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company (Landmark) Administrative Services Agreement, filed as Exhibit 10.5 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.32(a)	Stock Purchase Agreement, dated as of May 19, 2005, by and among Imerys USA, Inc., Imerys, S.A. and Alleghany (the “Imerys Stock Purchase Agreement”), filed as Exhibit 10.1(a) to Alleghany’s Current Report on Form 8-K filed on May 23, 2005, is incorporated herein by reference.
10	.32(b)	List of Contents of Exhibits and Schedules to the Imerys Stock Purchase Agreement, filed as Exhibit 10.1(b) to Alleghany’s Current Report on Form 8-K filed on May 23, 2005, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10.33		Master Agreement dated as of May 18, 2006 by and between Darwin and Alleghany, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on May 23, 2006, is incorporated herein by reference.
10.34		Agreement and Plan of Merger, dated as of June 27, 2008, by and among Darwin, AWAC and Allied World Merger Company, filed as Exhibit 2.1 to Alleghany’s Current Report on Form 8-K filed on June 30, 2008, is incorporated herein by reference.
10.35		Voting Agreement dated as of June 27, 2008 by and between AIHL and AWAC, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on June 30, 2008, is incorporated herein by reference.
21		List of subsidiaries of Alleghany.
23		Consent of KPMG LLP, independent registered public accounting firm, to the incorporation by reference of its reports relating to the financial statements, the related schedules of Alleghany and subsidiaries and its attestation report.
31.1		Certification of the Chief Executive Officer of Alleghany pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer of Alleghany pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

32.1	Certification of the Chief Executive Officer of Alleghany pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Annual Report on Form 10-K.
32.2	Certification of the Chief Financial Officer of Alleghany pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Annual Report on Form 10-K.

*	Compensatory plan or arrangement.