Form 10-K/A
period 2008-12-31
ALLEGHANY CORP /DE
filed 2009-03-11
CIK 775368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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
As of February 20, 2009, 8,273,891 shares of Common Stock were outstanding.

EXPLANATORY NOTE
     Alleghany Corporation (the “Company”) is filing this Amendment No.1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2008, as originally filed with the Securities and Exchange Commission on February 27, 2009 (the “Form 10-K Report”), for the sole purpose of (i) adding to Part II, Item 8, “Financial Statements and Supplementary Data,” the report of KPMG LLP dated February 25, 2009 with respect to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, which appears on page 46 below (the “Attestation Report”), and the reference to the Attestation Report in the audit report of KPMG LLP dated February 25, 2009, which appears on page 45 below, and (ii) adding to Part II, Item 9A, “Controls and Procedures,” under the subheading, “Management’s Annual Report on Internal Control over Financial Reporting,” a statement that KPMG LLP has issued the Attestation Report, which appears on page 47 below.
     As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to this Amendment.
     Other than as set forth above, this Amendment does not modify or update any of the other disclosure contained in the Form 10-K Report and does not reflect events occurring after the filing of the Form 10-K Report on February 27, 2009.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Alleghany Corporation and Subsidiaries

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2008	2007
	(in thousands, except
	share amounts)

Assets
Investments
Available-for-sale securities at fair value:
Equity securities (cost: 2008 – $463,207; 2007 – $691,429)	$629,518	$1,176,412
Debt securities (amortized cost: 2008 – $2,781,829; 2007 – $2,541,488)	2,760,019	2,564,717
Short-term investments	636,197	316,897

	4,025,734	4,058,026

Other invested assets	250,407	193,272

Total investments	4,276,141	4,251,298

Cash	18,125	57,646
Premium balances receivable	154,022	170,080
Reinsurance recoverables	1,056,438	1,018,673
Ceded unearned premium reserves	185,402	221,203
Deferred acquisition costs	71,753	75,623
Property and equipment at cost, net of accumulated depreciation and amortization	23,310	19,735
Goodwill and other intangibles, net of amortization	151,223	207,540
Current taxes receivable	14,338	4,116
Net deferred tax assets	130,293	—
Assets of discontinued operations	—	812,119
Other assets	100,783	104,079

	$6,181,828	$6,942,112

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$2,578,590	$2,379,701
Unearned premiums	614,067	699,409
Reinsurance payable	53,541	57,380
Net deferred tax liabilities	—	71,594
Liabilities of discontinued operations	—	663,417
Other liabilities	288,941	286,284

Total liabilities	3,535,139	4,157,785

Preferred stock
(shares authorized: 2008 and 2007 – 1,132,000; shares issued and outstanding: 2008 – 1,131,619; 2007 – 1,131,819)	299,429	299,480
Common stock
(shares authorized: 2008 and 2007 – 22,000,000; issued and outstanding
2008 – 8,349,284; 2007 – 8,322,348)	8,349	8,159
Contributed capital	742,863	689,435
Accumulated other comprehensive income	87,249	328,632
Treasury stock, at cost (2008 – 76,513 shares; 2007 – none)	(24,290)	—
Retained earnings	1,533,089	1,458,621

Total stockholders’ equity	2,646,689	2,784,327

	$6,181,828	$6,942,112

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

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	Three Years Ended December 31, 2008
				Accumulated
				Other			Total
	Preferred	Common	Contributed	Comprehensive	Treasury	Retained	Stockholders’
	Stock	Stock	Capital	Income	Stock	Earnings	Equity
	(in thousands, except share amounts)

Balance at December 31, 2005	$—	$7,905	$591,164	$254,397	$—	$1,040,920	$1,894,386
(8,388,721 shares of common stock issued; none in treasury)*	—
Add (deduct):
Net earnings	—	—	—	—	—	247,903	247,903
Other comprehensive loss, net of tax:
Retirement plans	—	—	—	(3,316)	—	—	(3,316)
Change in unrealized appreciation of investments, net	—	—	—	24,790	—	—	24,790

Comprehensive income	—	—	—	21,474	—	247,903	269,377

Dividends paid	—	22	6,759	—	37,542	(53,431)	(9,108)
Stock based compensation	—	—	19,302	—	—	—	19,302
Treasury stock purchase	—	—	—	—	(39,185)	—	(39,185)
Gain on sale of subsidiary stock	—	—	9,473	—	—	—	9,473
Issuance of preferred stock	299,527	—	(9,105)	—	—	—	290,422
Other, net	—	32	9,622	—	1,643	—	11,297

Balance at December 31, 2006
(8,280 848 shares of common stock issued; none in treasury)*	299,527	7,959	627,215	275,871	—	1,235,392	2,445,964
Add (deduct):
Net earnings	—	—	—	—	—	299,070	299,070
Other comprehensive loss, net of tax:
Retirement plans	—	—	—	167	—	—	167
Change in unrealized appreciation of investments, net	—	—	—	52,594	—	—	52,594

Comprehensive income	—	—	—	52,761	—	299,070	351,831

Dividends paid	—	159	58,315	—	—	(75,840)	(17,366)
Stock based compensation	—	—	1,144	—	—	—	1,144
Other, net	(47)	41	2,761	—	—	(1)	2,754

Balance at December 31, 2007
(8,322,348 shares of common stock issued; none in treasury)*	299,480	8,159	689,435	328,632	—	1,458,621	2,784,327
Add (deduct):
Net earnings	—	—	—	—	—	147,971	147,971
Other comprehensive loss, net of tax:
Retirement plans	—	—	—	361	—	—	361
Change in unrealized appreciation of investments, net	—	—	—	(241,744)	—	—	(241,744)

Comprehensive income	—	—	—	(241,383)	—	147,971	(93,412)

Dividends paid	—	163	55,988	—	—	(73,501)	(17,350)
Stock based compensation	—	—	2,941	—	—	—	2,941
Treasury stock purchase	—	—	—	—	(24,290)	—	(24,290)
Adjust gain on sale of subsidiary stock	—	—	(9,473)	—	—	—	(9,473)
Other, net	(51)	27	3,972	—	—	(2)	3,946

Balance at December 31, 2008
(8,349,284 shares of common stock issued; 76,513 in treasury)	$299,429	$8,349	$742,863	$87,249	$(24,290)	$1,533,089	$2,646,689

*	Amounts reflect subsequent common stock dividends.

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(in thousands)

Cash flows from operating activities
Net earnings	$147,971	$299,070	$247,903
Earnings from discontinued operations, net	107,404	11,528	6,956

Earnings from continuing operations	40,567	287,542	240,947

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	25,674	16,275	11,674
Net realized capital (gains) losses	92,168	(92,766)	(28,212)
(Increase) decrease in other assets	(37,117)	(2,515)	(29,191)
(Increase) decrease in reinsurance receivable, net of reinsurance payable	(41,604)	116,257	482,467
(Increase) decrease in premium balances receivable	17,671	27,318	9,424
(Increase) decrease in ceded unearned premium reserves	35,801	90,098	43,294
(Increase) decrease in deferred acquisition costs	3,870	(8,286)	(12,736)
Increase (decrease) in other liabilities and current taxes	(24,928)	46,224	80,115
Increase (decrease) in unearned premiums	(86,955)	(102,873)	(4,880)
Increase (decrease) in losses and loss adjustment expenses	198,889	(25,469)	(342,936)

Net adjustments	183,469	64,263	209,019

Net cash provided by operating activities from continuing operations	224,036	351,805	449,966
Net cash provided by operating activities from discontinued operations	106,510	127,355	103,769

Net cash provided by operating activities	330,546	479,160	553,735

Cash flows from investing activities
Purchase of investments	(1,564,024)	(1,336,433)	(1,436,265)
Sales of investments	1,149,434	824,305	298,408
Maturities of investments	325,970	284,666	283,095
Purchases of property and equipment	(9,760)	(4,884)	(4,251)
Net change in short-term investments	(320,111)	79,974	196,628
Other, net	3,700	4,640	9,270
Acquisition of majority- and minority-owned companies, net of cash acquired	(50,816)	(186,743)	(120,670)

Net cash provided by investing activities from continuing operations	(465,607)	(334,475)	(773,785)
Net cash provided by investing activities from discontinued operations	151,607	(152,076)	(91,998)

Net cash (used in) provided by investing activities	(314,000)	(486,551)	(865,783)

Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	290,422
Proceeds from issuance of subsidiary common stock, net of issuance costs	—	—	86,288
Treasury stock acquisitions	(25,068)	—	(39,186)
Principal payments on long-term debt	—	(80,000)	—
Proceeds from repayment of note receivable	—	91,536	—
Convertible preferred stock dividends paid	(17,350)	(17,367)	(8,342)
Tax benefit on stock based compensation	2,330	1,063	1,034
Other, net	2,133	3,626	2,406

Net cash provided by (used in) financing activities from continuing operations	(37,955)	(1,142)	332,622
Net cash provided by (used in) financing activities from discontinued operations	(5,000)	5,316	301

Net cash provided by (used in) financing activities	(42,955)	4,174	332,923

Cash flows of discontinued operations
Operating activities	(106,510)	(127,355)	(103,769)
Investing activities	88,398	152,076	91,998
Financing activities	5,000	(5,316)	(301)

Net cash provided by (used in) discontinued operations	(13,112)	19,405	(12,072)

Net cash provided by (used in) continuing operations	(39,521)	16,188	8,803
Cash at beginning of period	57,646	41,458	32,655

Cash at end of period	$18,125	$57,646	$41,458

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$200	$505	$4,350
Income taxes paid (refunds received)	$179,984	$191,680	$105,282

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

1.	Summary of Significant Accounting Principles, continued

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

Notes to Consolidated Financial Statements, continued

1.	Summary of Significant Accounting Principles, continued

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

Goodwill and other intangible assets, net of amortization, is recorded as a result of business acquisitions. Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Goodwill and other intangible assets deemed to have an indefinite useful life are tested annually in the fourth quarter of every year for impairment. Goodwill and other intangible assets are also tested whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. A significant amount of judgment is required in performing goodwill and other intangible assets impairment tests. These tests include estimating the fair value of Alleghany’s operating units and other intangible assets. With respect to goodwill, as required by Financial Accounting Standards Board Statement No. 142 (“SFAS 142”) a comparison is made between the estimated fair values of Alleghany’s operating units with their respective carrying amounts

Notes to Consolidated Financial Statements, continued

1.	Summary of Significant Accounting Principles, continued

including goodwill. Under SFAS 142, fair value refers to the amount for which the entire operating unit may be bought or sold. The methods for estimating operating unit values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. All of these methods involve significant estimates and assumptions. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and a second step is performed to measure the amount of impairment. The second step involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of Alleghany’s operating units over the aggregate estimated fair values of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. Subsequent reversal of any goodwill impairment charge is not permitted.

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

Notes to Consolidated Financial Statements, continued

1.	Summary of Significant Accounting Principles, continued

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

	2008	2007	2006

Expected volatility	19%	18%	18%-19%
Expected dividends	—	—	—
Expected term (in years)	10	8-10	7-8
Risk-free rate	3.8%	5.2%	3.2%-5.2%

See Note 10 for further information on stock option grants as well as information on all other types of share-based compensation awards.

o.	Reclassification

Certain prior year amounts have been reclassified to conform to the 2008 presentation.

p.	Recent Accounting Standards

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

Notes to Consolidated Financial Statements, continued

1.	Summary of Significant Accounting Principles, continued

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

Alleghany has classified the operations of Darwin as “discontinued operations” in its consolidated financial statements for all periods presented.

Notes to Consolidated Financial Statements, continued

2.	Discontinued Operations, continued

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

Notes to Consolidated Financial Statements, continued

2.	Discontinued Operations, continued

Historical information related to the results of operations of the discontinued operations of Darwin, as included in Alleghany’s consolidated financial statements, is set forth in the following table (in millions):

	January 1, 2008
	Through	Years Ended
	October 19,	December 31,
	2008	2007	2006

Revenues
Net premiums earned	$170.9	$180.9	$132.4
Net investment income	19.4	22.6	16.4
Net realized capital (losses)	(3.4)	—	—
Other income	4.7	—	—

	191.6	203.5	148.8

Costs and expenses
Losses and loss adjustment expenses	67.6	101.3	88.6
Commission, brokerage and other underwriting expenses	65.2	50.9	36.4
Other operating expenses	17.9	5.9	0.7

	150.7	158.1	125.7

Earnings before income taxes and minority interest	40.9	45.4	23.1
Income taxes	11.0	13.2	7.2

Earnings before minority interest	29.9	32.2	15.9
Minority interest*	14.6	20.7	8.9

Net earnings	$15.3	$11.5	$7.0

*	Represents the portion of Darwin’s earnings that is attributable to common stockholders other than Alleghany, as well as parent capital gains taxes incurred (see Note 1a). These expense accruals were made at the AIHL level.

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

Notes to Consolidated Financial Statements, continued

3.	Investments

Available-for-sale securities at December 31, 2008 and 2007 are summarized as follows (in millions):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value

2008
Consolidated
Equity securities:
Common stock	$453.5	$215.0	$(48.7)	$619.8
Preferred stock	9.7	—	—	9.7
Debt securities:
U.S. Government obligations	274.7	11.9	—	286.6
Mortgage and asset-backed securities	707.7	10.1	(63.3)	654.5
States, municipalities, political subdivisions	1,421.8	23.4	(11.1)	1,434.1
Foreign	172.5	6.6	(1.8)	177.3
Corporate bonds and other	205.1	4.1	(1.7)	207.5

	2,781.8	56.1	(77.9)	2,760.0

Short-term investments	636.2	—	—	636.2

	$3,881.2	$271.1	$(126.6)	$4,025.7

Industry Segment
AIHL insurance group	$3,624.0	$79.2	$(125.9)	$3,577.3
Corporate activities	257.2	191.9	(0.7)	448.4

	$3,881.2	$271.1	$(126.6)	$4,025.7

Notes to Consolidated Financial Statements, continued

3.	Investments, continued

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value

2007
Consolidated
Equity securities:
Common stock	$656.6	$504.0	$(27.6)	$1,133.0
Preferred stock	34.8	9.7	(1.1)	43.4
Debt securities:
U.S. Government obligations	282.8	6.6	(0.1)	289.3
Mortgage and asset-backed securities	693.1	5.3	(5.4)	693.0
States, municipalities, political subdivisions	1,149.1	11.2	(2.2)	1,158.1
Foreign	176.0	6.2	(0.1)	182.1
Corporate bonds and other	240.5	2.6	(0.9)	242.2

	2,541.5	31.9	(8.7)	2,564.7

Short-term investments	316.9	—	—	316.9

	$3,549.8	$545.6	$(37.4)	$4,058.0

Industry Segment
AIHL insurance group	$3,345.6	$186.1	$(36.8)	$3,494.9
Corporate activities	204.2	359.5	(0.6)	563.1

	$3,549.8	$545.6	$(37.4)	$4,058.0

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

Notes to Consolidated Financial Statements, continued

3.	Investments, continued

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

Notes to Consolidated Financial Statements, continued

3.	Investments, continued

After adjusting the cost basis of securities for the recognition of unrealized losses through impairment charges, the gross unrealized investment losses and related fair value for debt securities and equity securities at December 31, 2008 and December 31, 2007, were as follows (in millions):

		Gross
	Fair	Unrealized
	Value	Losses

2008
Debt securities
U.S. Government obligations
Less than 12 months	$—	$—
More than 12 months	—	—
Mortgage & asset-backed securities
Less than 12 months	311.9	46.1
More than 12 months	57.0	17.2
States, municipalities & political subdivisions
Less than 12 months	380.1	8.6
More than 12 months	20.9	2.5
Foreign
Less than 12 months	54.9	1.8
More than 12 months	—	—
Corporate bonds and other
Less than 12 months	39.8	1.1
More than 12 months	11.4	0.6

Total debt securities
Less than 12 months	786.7	57.6
More than 12 months	89.3	20.3

Equity securities
Less than 12 months	151.5	48.7
More than 12 months	—	—

Total temporarily impaired securities
Less than 12 months	938.2	106.3
More than 12 months	89.3	20.3

Total	$1,027.5	$126.6

Notes to Consolidated Financial Statements, continued

3.	Investments, continued

		Gross
	Fair	Unrealized
	Value	Losses

2007
Debt securities
U.S. Government obligations
Less than 12 months	$—	$—
More than 12 months	10.5	0.1
Mortgage & asset-backed securities
Less than 12 months	167.7	2.5
More than 12 months	109.1	2.9
States, municipalities & political subdivisions
Less than 12 months	129.5	0.6
More than 12 months	180.8	1.6
Foreign
Less than 12 months	8.5	0.1
More than 12 months	1.0	—
Corporate bonds and other
Less than 12 months	51.9	0.6
More than 12 months	54.4	0.3

Total debt securities
Less than 12 months	357.6	3.8
More than 12 months	355.8	4.9

Equity securities
Less than 12 months	269.0	28.7
More than 12 months	—	—

Total temporarily impaired securities
Less than 12 months	626.6	32.5
More than 12 months	355.8	4.9

Total	$982.4	$37.4

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

Notes to Consolidated Financial Statements, continued

3.	Investments, continued

Net investment income was as follows (in millions):

	2008	2007	2006

Interest income	$122.2	$135.1	$121.1
Dividend income	20.1	17.5	10.6
Investment expenses	(4.7)	(6.3)	(4.2)
Equity in earnings of Homesite, net of purchase accounting adjustments	0.3	4.0	—
Other investment (loss) income	(7.7)	(4.2)	0.4

	$130.2	$146.1	$127.9

4.	Acquisitions

(a)	EDC

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

Available-for-sale securities	$257.5
Goodwill	48.7	*
Other intangible assets	13.9
All other assets	81.1

Total assets assumed	$401.2
Liabilities assumed (primarily loss and loss adjustment expenses)	203.1

Net assets acquired	$198.1

*	In connection with impairment testing of goodwill and other intangible assets during the fourth quarter of 2008, Alleghany determined that the $48.7 million of goodwill associated with Alleghany’s acquisition of EDC was impaired. As a result, as of December 31, 2008, Alleghany recorded a non-cash charge of $48.7 million, which is classified as a net realized capital loss in the consolidated statement of earnings and represents the entire EDC goodwill balance at such date. The estimation of EDC’s fair value was based primarily on observing the stock market-based valuations of other publicly-traded insurance carriers. The factors that contributed to Alleghany’s determination that the EDC goodwill was impaired include the recent unfavorable conditions in the U.S. economy and California workers’ compensation insurance market, combined with EDC’s poor results during 2008. There was no resulting impact to Alleghany’s tax balances as a result of this charge.

Notes to Consolidated Financial Statements, continued

4.	Acquisitions, continued

(b)	Homesite

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

Notes to Consolidated Financial Statements, continued

5.	Reinsurance, continued

loss reserve liability may change as losses are reported. Such amounts were $19.6 million, $28.7 million and $32.7 million for Platte River at December 31, 2008, 2007 and 2006, respectively.

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

Notes to Consolidated Financial Statements, continued

5.	Reinsurance, continued

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

Notes to Consolidated Financial Statements, continued

5.	Reinsurance, continued

foreign and domestic terrorism coverage, although nuclear, chemical, biological and radiological (“NCBR”) events are excluded. EDC has a separate NCBR treaty under which it retains the first $5.0 million of loss from an NCBR event and reinsurance provides $10.0 million of coverage in excess of such retention. Under the Terrorism Act, EDC cannot exclude any form of terrorism from its workers’ compensation policies.

6.	Liability for Loss and Loss Adjustment Expenses

Activity in liability for losses and loss adjustment expenses (“LAE”) in 2008, 2007 and 2006 is summarized as follows (in millions):

	2008	2007	2006

Balance at January 1	$2,379.7	$2,228.9	$2,571.9
Reserves acquired	—	165.0	—
Less reinsurance recoverables on unpaid losses	966.8	1,101.4	1,619.0

Net balance	1,412.9	1,292.5	952.9

Incurred related to:
Current year	612.8	480.1	420.0
Prior years	(42.8)	(31.1)	(9.7)

Total incurred	570.0	449.0	410.3

Paid related to:
Current year	116.4	71.7	63.0
Prior years	296.2	256.9	172.7

Total paid	412.6	328.6	235.7

Net balance at December 31	1,570.3	1,412.9	1,127.5
Plus reinsurance recoverables on unpaid losses	1,008.3	966.8	1,101.4

Balance at December 31	$2,578.6	$2,379.7	$2,228.9

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

Total gross loss and LAE reserves increased by $150.8 million during 2007, from $2,228.9 million in 2006 to $2,379.7 million in 2007. Of this increase, $255.4 million was due to the casualty lines of business, $175.9 million was due to the workers’ compensation line of business, partially offset by a decrease in the reserves of the property lines of business. The increase in casualty gross loss and LAE reserves primarily reflects increased earned premium in D&O liability and professional liability, combined with limited paid loss activity for the current and prior casualty accident years at RSUI. Such increases for RSUI were partially offset by net releases of prior accident year reserves. The increase in workers’ compensation gross loss and LAE reserves primarily related to the

Notes to Consolidated Financial Statements, continued

6.	Liability for Loss and Loss Adjustment Expenses, continued

acquisition of EDC during 2007. The decrease in gross loss and LAE reserves in the property lines of business primarily reflects a decrease in RSUI’s reserves relating to the 2005 hurricane activity, as payments were made by RSUI and reinsurance recoveries were received by RSUI during 2007.

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

Notes to Consolidated Financial Statements, continued

8.	Income Taxes

Income tax expense (benefit) from continuing operations consists of the following (in millions):

		State and
	Federal	Foreign	Total

2008
Current	$84.3	$1.7	$86.0
Deferred	(63.5)	(2.0)	(65.5)

	$20.8	$(0.3)	$20.5

2007
Current	$166.9	$3.6	$170.5
Deferred	(24.5)	(1.2)	(25.7)

	$142.4	$2.4	$144.8

2006
Current	$142.4	$2.8	$145.2
Deferred	(47.0)	0.7	(46.3)

	$95.4	$3.5	$98.9

The difference between the federal income tax rate and the effective income tax rate on continuing operations is as follows:

	2008	2007	2006

Federal income tax rate	35.0%	35.0%	35.0%
Change in estimates and other true ups	(0.7)	1.2	(4.2)
Income subject to dividends-received deduction	(6.8)	(0.8)	(0.7)
Tax-exempt interest	(22.2)	(2.5)	(2.3)
State taxes, net of federal tax benefit	—	0.4	0.9
Goodwill impairment	27.9	—	—
Other, net	0.4	0.2	0.4

	33.6%	33.5%	29.1%

The effective income tax rate on continuing operations in 2008 primarily reflects the impact of significant catastrophe losses incurred and unrealized losses on investments that were deemed to be other than temporary in the 2008 period, partially offset by the impact of non-deductible goodwill impairment charges. The tax effects of

Notes to Consolidated Financial Statements, continued

8.	Income Taxes, continued

temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are as follows (in millions):

	2008	2007

Deferred tax assets
Foreign tax credit carry forward	$1.1	$4.8
State net operating loss carry forward	15.0	14.8
Reserves for impaired assets	2.3	1.7
Expenses deducted for tax purposes when paid	1.8	1.6
Other-than-temporary impairment	69.5	4.0
Property and casualty loss reserves	66.5	59.7
Unearned premium reserves	31.5	35.6
Performance shares	1.9	3.6
Unrealized loss on investments	20.6	—
Compensation accruals	43.7	46.9
Other	4.5	2.8

Deferred tax assets	258.4	175.5

Valuation allowance	(14.5)	(14.3)

Total net deferred tax asset	$243.9	$161.2

Deferred tax liabilities
Unrealized gain on investments	$68.7	$178.2
Tax over book depreciation	1.4	1.2
Deferred gains	2.1	1.9
Burlington Northern redemption	4.2	7.1
Deferred acquisition costs	25.9	27.6
Purchase accounting adjustments	10.8	11.8
Other	0.5	5.0

Total deferred tax liabilities	113.6	232.8

Net deferred tax (assets) liabilities	$(130.3)	$71.6

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

Notes to Consolidated Financial Statements, continued

8.	Income Taxes, continued

Alleghany’s 2006 and 2007 income tax returns remain open to examination.

9.	Stockholders’ Equity

(a)	Mandatory Convertible Preferred Stock

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

As of December 31, 2008, Alleghany had share-based payment plans for parent-level employees and directors. As described in more detail below, parent-level share-based payments to current employees consist only

Notes to Consolidated Financial Statements, continued

10.	Share-Based Compensation Plans, continued

of restricted stock awards, including units, and performance share awards, and no stock options. Parent-level share-based payments to non-employee directors consist of annual awards of stock options and restricted stock, including restricted stock units. In addition, as of December 31, 2008, RSUI and EDC had their own share-based payment plans, which are described below.

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

A summary of option activity under the above plans as of December 31, 2008, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000)	Price	Term (years)	($ millions)

Outstanding at January 1, 2008	71	$194
Granted	5	348
Exercised	(14)	177
Forfeited or expired	—	—

Outstanding at December 31, 2008	62	$209	4.0	$5.2

Exercisable at December 31, 2008	53	$187	3.2	$5.2

The weighted-average grant-date fair value of options granted during the years 2008, 2007 and 2006, was $136.77, $136.32 and $89.73, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $2.1 million, $2.2 million and $2.4 million, respectively.

Notes to Consolidated Financial Statements, continued

10.	Share-Based Compensation Plans, continued

A summary of the status of Alleghany’s nonvested shares as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(000)	Fair Value

Nonvested at January 1, 2008	8	$120.57
Granted	5	136.77
Vested	(4)	113.20
Forfeited	—	—

Nonvested at December 31, 2008	9	$132.00

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

10.	Share-Based Compensation Plans, continued

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

Notes to Consolidated Financial Statements, continued

11.	Employee Benefit Plans, continued

The following tables set forth the defined benefit plans’ funded status at December 31, 2008 and 2007 and total cost for each of the three years ended December 31, 2008 (in millions, except percentages):

	2008	2007

OBLIGATIONS AND FUNDING STATUS:
Change benefit obligation
Benefit obligation at beginning of year	$17.3	$13.9
Service cost	2.9	2.4
Interest cost	0.9	0.8
Amendments	—	—
SFAS 88 curtailment loss	—	—
Actuarial loss	0.5	0.3
Benefits paid	(1.3)	(0.1)

Projected benefit obligation at end of year	20.3	17.3

Change in plan assets
Fair value of plan assets at beginning of year	2.3	2.1
Actual return on plan assets, net of expenses	0.4	0.2
Company contributions	1.2	0.1
Benefits paid	(1.3)	(0.1)

Fair value of plan assets at end of year	2.6	2.3

Funded status	$(17.7)	$(15.0)

Amounts recognized in statement of financial position consists of:
Prepaid benefit cost	$0.8	$0.8
Accrued benefit liability	(14.4)	(11.6)
Accumulated other comprehensive income	(4.1)	(4.2)

Net amount recognized	$(17.7)	$(15.0)

Weighted average asset allocations
Debt securities	100%	100%

Notes to Consolidated Financial Statements, continued

11.	Employee Benefit Plans, continued

	2008	2007	2006

COST AND OTHER COMPREHENSIVE INCOME:
Net pension cost included the following expense (income) components
Service cost — benefits earned during the year	$2.9	$2.3	$1.8
Interest cost on benefit obligation	0.9	0.8	0.5
Expected return on plan assets	(0.1)	(0.1)	(0.1)
Net amortization and deferral	0.2	0.2	0.1

Net periodic pension cost	3.9	3.2	2.3
SFAS 88 curtailment loss	—	—	1.0
SFAS 88 settlement charge	0.2	—	—

Total cost	4.1	3.2	3.3
Change in other comprehensive income (pension-related)	(0.1)	—	0.1

Net periodic pension cost and other comprehensive income	$4.0	$3.2	$3.4

	2008	2007	2006

ASSUMPTIONS:
Assumptions used in computing the net periodic pension cost of the plans is as follows
Rates for increases in compensation levels	4.00%	4.00%	4.00%
Weighted average discount rates	6.00%	5.75%	5.50%
Expected long-term rates of return	5.00%	4.00%	4.00%
Assumptions used in computing the funded status of the plans is as follows
Rates for increases in compensation levels	4.00%	4.00%	4.00%
Weighted average discount rates	6.00%	6.00%	5.75%

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

Contributions of less than $0.1 million are expected to be made to Alleghany’s funded employee plan during 2009.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be made (in millions):

2009	$2.3
2010	4.5
2011	0.1
2012	0.1
2013	0.1
2014-2018	0.5

The measurement date used to determine pension benefit plans is December 31, 2008.

Notes to Consolidated Financial Statements, continued

11.	Employee Benefit Plans, continued

(b)	Other Employee Retirement Plans

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

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31 (in millions, except share amounts):

	2008	2007	2006

Net earnings	$148.0	$299.1	$247.9
Preferred dividends	17.2	17.2	9.0

Income available to common stockholders for basic earnings per share	130.8	281.9	238.9
Preferred dividends	—	17.2	9.0
Effect of other dilutive securities	—	0.3	0.5

Income available to common stockholders for diluted earnings per share	$130.8	$299.4	$248.4

Weighted average shares outstanding applicable to basic earnings per share	8,313,591	8,309,953	8,299,847
Preferred stock	—	997,969	543,425
Effect of other dilutive securities	—	23,352	23,002

Adjusted weighted average shares outstanding applicable to diluted earnings per share	8,313,591	9,331,274	8,866,274

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

The aggregate minimum payments under operating leases with initial or remaining terms of more than one year as of December 31, 2008 were as follows (in millions):

Aggregate
Minimum
Lease
Year	Payments

2009	$9.7
2010	8.3
2011	8.1
2012	8.2
2013	8.4
2014 and thereafter	37.2

Notes to Consolidated Financial Statements, continued

13.	Commitments and Contingencies, continued

(b)	Litigation

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

Notes to Consolidated Financial Statements, continued

13.	Commitments and Contingencies, continued

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

Notes to Consolidated Financial Statements, continued

13.	Commitments and Contingencies, continued

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

As previously noted, SFAS 157 was issued in September 2006 and adopted by Alleghany as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, SFAS 157 establishes a three-tiered hierarchy for inputs used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing a financial instrument. Unobservable inputs are inputs that reflect management’s belief about the assumptions market participants would use in pricing a financial instrument based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	“Level 1” — Management’s valuations are based on unadjusted quoted prices in active markets for identical, unrestricted assets. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these assets does not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. For Alleghany, assets utilizing Level 1 inputs generally include common stocks and U.S. Government debt securities, where management’s valuations are based on quoted market prices.

Notes to Consolidated Financial Statements, continued

14.	Fair Value of Financial Instruments, continued

•	“Level 2” — Management’s valuations are based on quoted market prices where such markets are not deemed to be sufficiently “active.” In such circumstances, additional valuation metrics will be used which involve direct or indirect observable market inputs. For Alleghany, assets utilizing Level 2 inputs generally include debt securities other than debt issued by the U.S. Government and preferred stocks. Third-party dealer quotes typically constitute a significant input in management’s determination of the fair value of these types of fixed income securities. In developing such quotes, dealers will use the terms of the security and market-based inputs. Terms of the security include coupon, maturity date, and any special provisions that may, for example, enable the investor, at his election, to redeem the security prior to its scheduled maturity date. Market-based inputs include the level of interest rates applicable to comparable securities in the market place and current credit rating(s) of the security.

•	“Level 3” — Management’s valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Valuation under Level 3 generally involves a significant degree of judgment on the part of management. For Alleghany, assets utilizing Level 3 inputs are primarily limited to partnership investments. Quotes from the third-party general partner of the entity in which such investment was held, which will often be based on unobservable market inputs, constitute the primary input in management’s determination of the fair value.

The estimated fair values of Alleghany’s invested assets by balance sheet caption and level as of December 31, 2008 are as follows (in millions):

	Level 1	Level 2		Level 3	Total

Assets
Equity securities	$619.9	$9.6		$—	$629.5
Debt securities	266.3	2,493.0	*	0.7	2,760.0
Short-term investments	175.9	460.3		—	636.2
Other invested assets**	—	—		32.0	32.0

Investments (excluding equity-method investments)	$1,062.1	$2,962.9		$32.7	$4,057.7

*	Includes $8.9 million of debt securities that were previously classified as level 3 as of December 31, 2007.

**	The carrying value of partnership investments of $32.0 million increased by $20.6 million from the December 31, 2007 carrying value of $11.4 million, due principally to $23.6 million of additional investments, partially offset by a $3.0 million decrease in estimated fair value during the period.

15.	Segments of Business

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

Notes to Consolidated Financial Statements, continued

15.	Segments of Business, continued

	2008		2007(1)	2006
	(in millions)

Revenues:
AIHL insurance group:
Net premiums earned
RSUI	$689.6		$707.5	$670.7
CATA	186.9		198.0	171.4
EDC	72.0		44.3	—
AIHL Re	0.2		24.5	35.7

	948.7		974.3	877.8

Net investment income	112.6		126.5	107.1
Net realized capital (losses) gains	(248.4	)(2)	36.5	13.9
Other income	0.7		0.5	1.8

Total insurance group	813.6		1,137.8	1,000.6

Corporate activities:
Net investment income (3)	17.6		19.6	20.9
Net realized capital gains (4)	156.2		56.2	14.3
Other income (5)	1.7		15.0	24.5

Total	$989.1		$1,228.6	$1,060.3

Earnings from continuing operations before income taxes:
AIHL insurance group:
Underwriting profit (loss) (6)
RSUI	$137.6	(7)	$219.9	$197.4
CATA	15.2		19.4	19.1
EDC	(60.9	)(8)	4.4	—
AIHL Re	0.2		24.4	35.5

	92.1		268.1	252.0

Net investment income	112.6		126.5	107.1
Net realized capital (losses) gains	(248.4	)(2)	36.5	13.9
Other income, less other expenses	(31.4)		(52.3)	(42.0)

Total insurance group	(75.1)		378.8	331.0

Corporate activities:
Net investment income (3)	17.6		19.6	20.9
Net realized capital gains (4)	156.2		56.2	14.3
Other income (5)	1.7		15.0	24.6
Corporate administration and other expenses	38.7		35.9	45.4
Interest expense	0.7		1.4	5.6

Total	$61.0		$432.3	$339.8

(1)	Includes the results of EDC, net of purchase accounting adjustments, commencing July 18, 2007. See Note 4.

Notes to Consolidated Financial Statements, continued

15.	Segments of Business, continued

(2)	Primarily reflects impairment charges for unrealized losses related to AIHL’s investment portfolio that were deemed to be other than temporary. See Note 3. Also reflects an EDC goodwill impairment charge. See Note 4.

(3)	Includes $0.3 million and $4.1 million of Alleghany’s equity in earnings of Homesite, net of purchase accounting adjustments, for 2008 and 2007, respectively. See Note 4.

(4)	Primarily reflects net realized capital gains from the sale of shares of Burlington Northern common stock. See Note 13e.

(5)	Primarily reflects sales activity of Alleghany Properties.

(6)	Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or net realized capital gains. Underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses attributable to underwriting activities, whereas the remainder constitutes “other expenses.”

(7)	Loss and loss adjustment expenses in 2008 reflect $97.9 million of catastrophe losses, of which $80.9 million relate to the 2008 third quarter Hurricanes Gustav, Ike and Dolly.

(8)	Reflects a significant increase in current year and prior year loss and loss adjustment expense reserves in 2008. See Note 6.

	2008	2007	2006
	(in millions)

Identifiable assets at December 31
AIHL insurance group	$5,554.2	$6,166.7	$5,386.4
Corporate activities	627.6	775.4	792.3

Total	$6,181.8	$6,942.1	$6,178.7

Capital expenditures
AIHL insurance group	$9.8	$4.7	$4.2
Corporate activities	—	0.2	0.1

Total	$9.8	$4.9	$4.3

Depreciation and amortization
AIHL insurance group	$25.0	$15.3	$9.9
Corporate activities	0.7	1.0	1.8

Total	$25.7	$16.3	$11.7

16.	Other Information

a.	Other Assets

Other assets shown in Alleghany’s consolidated balance sheets include the following amounts at December 31, 2008 and 2007 (in millions):

	2008	2007

Real estate properties	$19.5	$20.6
Interest and dividends receivable	41.1	42.7
Other	40.2	40.8

	$100.8	$104.1

Notes to Consolidated Financial Statements, continued

16.	Other Information, continued

b.	Property and equipment

Property and equipment, net of accumulated depreciation and amortization, at December 31, 2008 and 2007, are as follows (in millions):

	2008	2007

Furniture and equipment	$41.2	$33.3
Leasehold improvements	5.7	4.4
Other	0.3	0.3

	47.2	38.0

Less: accumulated depreciation and amortization	(23.9)	(18.3)

	$23.3	$19.7

c.	Other Liabilities

Other liabilities shown in Alleghany’s consolidated balance sheets include the following amounts at December 31, 2008 and 2007 (in millions):

	2008	2007

Accounts payable	$7.3	$7.9
Incentive plans	129.2	152.1
Accrued salaries and wages	8.2	9.5
Deferred compensation	7.2	6.1
Accrued expenses	11.2	8.5
Taxes other than income	3.5	3.7
Deferred revenue	11.8	5.8
Payable to brokers	4.8	7.2
Pension and postretirement benefits	23.1	20.1
Funds held for surety bonds	56.7	41.9
Other funds held	8.6	6.3
Other	17.3	17.2

	$288.9	$286.3

Notes to Consolidated Financial Statements, continued

17.	Quarterly Results of Operations (unaudited)

Selected quarterly financial data for 2008 and 2007 are presented below (in millions, except per share amounts):

	Quarters Ended
	March 31	June 30	September 30	December 31

2008
Revenues	$355.5	$253.4	$263.3	$116.9
Earnings from:
Continuing operations	$90.6	$13.0	$(8.8)	$(54.1)
Discontinued operations	5.3	4.8	4.6	92.6

Net earnings	$95.9	$17.8	$(4.2)	$38.5
Basic earnings per share of common stock: *
Continuing operations	$10.35	$1.04	$(1.58)	$(7.00)
Discontinued operations	0.64	0.58	0.56	11.14

Total	$10.99	$1.62	$(1.02)	$4.14

2007
Revenues	$330.4	$282.0	$308.7	$307.6
Earnings from:
Continuing operations	$103.5	$58.8	$67.4	$57.8
Discontinued operations	1.9	2.7	3.0	4.0

Net earnings	$105.4	$61.5	$70.4	$61.8
Basic earnings per share of common stock: *
Continuing operations	$11.97	$6.55	$7.59	$6.43
Discontinued operations	0.22	0.33	0.35	0.48

Total	$12.19	$6.88	$7.94	$6.91

*	Adjusted to reflect subsequent stock dividends.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alleghany Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(-s- KPMG LLP)

New York, New York
February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alleghany Corporation:

We have audited Alleghany Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alleghany Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Alleghany Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 25, 2009 expressed an unqualified opinion on those consolidated financial statements.

(-s- KPMG LLP)

New York, New York
February 25, 2009

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management, including our CEO and CFO, concluded that, as of December 31, 2008, our internal control over financial reporting was effective. Our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K Report, KPMG LLP, has also audited and issued an opinion on the effectiveness of our internal control over financial reporting which appears in Item 8 of this Form 10-K Report. We note that all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGHANY CORPORATION (Registrant)
Date: March 11, 2009	By:	/s/ Weston M. Hicks
Weston M. Hicks
President and chief executive officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer of Alleghany pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Alleghany pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Alleghany pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Amendment.

32.2	Certification of the Chief Financial Officer of Alleghany pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Amendment.