Form 10-Q
period 2009-03-31
ALLEGHANY CORP /DE
filed 2009-05-07
CIK 775368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED MARCH 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM __________ TO __________
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
YES ☑     NO ☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS SUBMITTED ELECTRONICALLY AND POSTED ON ITS CORPORATE WEB SITE, IF ANY, EVERY INTERACTIVE DATA FILE REQUIRED TO BE SUBMITTED AND POSTED PURSUANT TO RULE 405 OF REGULATION S-T DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO SUBMIT AND POST SUCH FILES).
YES ☐     NO ☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, OR A SMALLER REPORTING COMPANY. SEE THE DEFINITIONS OF “LARGE ACCELERATED FILER,” “ACCELERATED FILER” AND “SMALLER REPORTING COMPANY” IN RULE 12B-2 OF THE EXCHANGE ACT. (CHECK ONE):
LARGE ACCELERATED FILER ☑	ACCELERATED FILER ☐	NON-ACCELERATED FILER ☐ (DO NOT CHECK IF A SMALLER REPORTING COMPANY)	SMALLER REPORTING COMPANY ☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).
YES ☐     NO ☑
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.
8,420,221 SHARES AS OF APRIL 30, 2009

PART 1. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
MARCH 31, 2009 AND 2008
(dollars in thousands, except share and per share amounts)
(unaudited)

	2009	2008

Revenues
Net premiums earned	$218,044	$245,481
Net investment income	27,953	35,272
Net realized capital (losses) gains	(5,644)	74,712
Other income	449	63

Total revenues	240,802	355,528

Costs and expenses
Loss and loss adjustment expenses	112,837	135,231
Commissions, brokerage and other underwriting expenses	67,450	70,409
Other operating expenses	9,213	11,731
Corporate administration	792	9,948
Interest expense	163	157

Total costs and expenses	190,455	227,476

Earnings from continuing operations, before income taxes	50,347	128,052

Income taxes	5,773	37,505

Earnings from continuing operations	44,574	90,547

Discontinued operations
Earnings from discontinued operations	0	11,535
Income taxes	0	6,222

Earnings from discontinued operations, net	0	5,313

Net earnings	$44,574	$95,860

Changes in other comprehensive income
Change in unrealized gains, net of deferred taxes	($40,717)	$1,061
Less: reclassification for gains realized in net earnings (net of taxes)	3,669	(48,563)
Other	(56)	(5)

Comprehensive income	$7,470	$48,353

Net earnings	$44,574	$95,860
Preferred dividends	3,908	4,305

Net earnings available to common stockholders	$40,666	$91,555

Basic earnings per share of common stock *
Continuing operations	$4.82	$10.15
Discontinued operations	0.00	0.63

	$4.82	$10.78

Diluted earnings per share of common stock *
Continuing operations	$4.54	$9.50
Discontinued operations	0.00	0.56

	$4.54	$10.06

Dividends per share of common stock	*	*

Average number of outstanding shares of common stock **	8,434,032	8,496,250

*	Adjusted to reflect the common stock dividend declared in February 2009.

**	In February 2009 and 2008, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	March 31,
	2009	December 31,
	(unaudited)	2008

Assets
Investments
Available for sale securities at fair value:
Equity securities (cost: 2009 $524,193; 2008 $463,207)	$606,536	$629,518
Debt securities (amortized cost: 2009 $2,949,120; 2008 $2,781,829)	2,955,501	2,760,019
Short-term investments	252,773	636,197

	3,814,810	4,025,734
Other invested assets	246,574	250,407

Total investments	4,061,384	4,276,141

Cash	50,870	18,125
Premium balances receivable	173,353	154,022
Reinsurance recoverables	1,030,006	1,056,438
Ceded unearned premium reserves	182,424	185,402
Deferred acquisition costs	69,058	71,753
Property and equipment at cost, net of accumulated depreciation and amortization	22,755	23,310
Goodwill and other intangibles, net of amortization	150,306	151,223
Current taxes receivable	2,663	14,338
Net deferred tax assets	155,901	130,293
Other assets	113,966	100,783

	$6,012,686	$6,181,828

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$2,568,122	$2,578,590
Unearned premiums	596,362	614,067
Reinsurance payable	58,375	53,541
Other liabilities	238,798	288,941

Total liabilities	3,461,657	3,535,139

Preferred stock (shares authorized: 2009 and 2008 — 1,132,000; issued and outstanding 2009 — 818,559; 2008 — 1,131,819)	215,635	299,429
Common stock (shares authorized: 2009 and 2008 — 22,000,000; issued and outstanding 2009 — 8,510,943; 2008 — 8,514,739)	8,346	8,349
Contributed capital	729,777	742,863
Accumulated other comprehensive income	50,145	87,249
Treasury stock, at cost (2009 — 90,622 shares; 2008 — 76,513)	(26,629)	(24,290)
Retained earnings	1,573,755	1,533,089

Total stockholders’ equity	2,551,029	2,646,689

	$6,012,686	$6,181,828

Shares of Common Stock Outstanding *	8,420,321	8,438,226

*	Adjusted to reflect the common stock dividend declared in February 2009.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
MARCH 31, 2009 AND 2008
(dollars in thousands)
(unaudited)

	2009	2008

Cash flows from operating activities
Net earnings	$44,574	$95,860
Earnings from discontinued operations, net	—	5,313

Earnings from continuing operations	$44,574	$90,547

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7,742	4,898
Net realized capital (gains) losses	5,644	(74,712)
(Increase) decrease in other assets	(11,743)	5,818
(Increase) decrease in reinsurance receivable, net of reinsurance payable	31,266	(5,320)
(Increase) decrease in premium balances receivable	(19,331)	(6,481)
(Increase) decrease in ceded unearned premium reserves	2,978	15,756
(Increase) decrease in deferred acquisition costs	2,695	528
Increase (decrease) in other liabilities and current taxes	(40,236)	(22,324)
Increase (decrease) in unearned premiums	(17,705)	(42,119)
Increase (decrease) in losses and loss adjustment expenses	(10,468)	69,428

Net adjustments	(49,158)	(54,528)

Net cash provided by operating activities from continuing operations	(4,584)	36,019
Net cash provided by operating activities from discontinued operations	—	49,881

Net cash provided by operating activities	(4,584)	85,900

Cash flows from investing activities
Purchase of investments	(603,015)	(269,857)
Sales of investments	289,853	272,111
Maturities of investments	63,525	106,729
Purchases of property and equipment	(1,388)	(301)
Net change in short-term investments	385,181	(151,437)
Acquisition of equity method investment	—	—
Acquisition of insurance companies, net of cash acquired	—	—
Other, net	1,182	1,072

Net cash provided by investing activities from continuing operations	135,338	(41,683)
Net cash provided by investing activities from discontinued operations	—	(50,963)

Net cash (used in) provided by investing activities	135,338	(92,646)

Cash flows from financing activities
Treasury stock acquisitions	(9,101)	(1,811)
Converible preferred stock acquisitions	(83,794)	—
Convertible preferred stock dividends paid	(4,304)	(4,305)
Tax benefit on stock based compensation	—	—
Other, net	(810)	—

Net cash provided by (used in) financing activities from continuing operations	(98,009)	(6,116)
Net cash provided by (used in) financing activities from discontinued operations	—	—

Net cash provided by (used in) financing activities	(98,009)	(6,116)

Cash flows of discontinued operations
Operating activities	—	(49,881)
Investing activities	—	50,963
Financing activities	—	—

Net cash provided by (used in) discontinued operations	—	1,082

Net cash provided by (used in) continuing operations	32,745	(11,780)
Cash at beginning of period	18,125	57,646

Cash at end of period	$50,870	$45,866

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$0	$33
Income taxes paid (refunds received)	$58	$2,325
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
Alleghany Corporation and Subsidiaries
1. Principles of Financial Statement Presentation
This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”) of Alleghany Corporation (“Alleghany”).
Alleghany, a Delaware corporation, is engaged in the property and casualty and surety insurance business through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”). AIHL’s insurance business is conducted through its wholly-owned subsidiaries RSUI Group, Inc. (“RSUI”), Employers Direct Corporation (“EDC”), Capitol Transamerica Corporation and Platte River Insurance Company (collectively “CATA”). AIHL Re LLC (“AIHL Re”), a captive reinsurance subsidiary of AIHL, has in the past provided reinsurance to Alleghany operating units and affiliates. In addition, Alleghany owns approximately 33 percent of the outstanding shares of common stock of Homesite Group Incorporated (“Homesite”), a national, full-service, mono-line provider of homeowners insurance, and approximately 38 percent of ORX Exploration, Inc. (“ORX”), a regional oil and gas exploration and production company. These investments are reflected in Alleghany’s financial statements in other invested assets. Alleghany also owns and manages properties in the Sacramento, California region through its subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”) and conducts corporate investment and other activities at the parent level, including the holding of strategic equity investments. These strategic equity investments are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies. Alleghany also owned approximately 55 percent of Darwin Professional Underwriters, Inc. (“Darwin”) until its disposition on October 20, 2008. Accordingly, the operations of Darwin have been reclassified as discontinued operations for all periods presented. See Note 2 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2008 10-K.
The financial statements contained in this report on Form 10-Q are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to a fair statement of results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.
The accompanying consolidated financial statements include the results of Alleghany and its wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company balances and transactions have been eliminated in consolidation.
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
Certain prior year amounts have been reclassified to conform to the 2009 presentation.

During the third quarter of 2008, Alleghany identified an error in the amount of $15.0 million with respect to additional deferred tax liability that relates to prior periods. The $15.0 million specifically relates to the capital gains taxes incurred by Alleghany at the date of Darwin’s disposition. GAAP requires that capital gains taxes be accrued for over time as income is reported, from the date of Darwin’s initial public offering in May 2006 until the date of Darwin’s disposition. As a result, for the three month period ended March 31, 2008, earnings from discontinued operations (as well as net earnings) were reduced by $2.9 million related to the portion of the $15.0 million that is attributable to the first quarter of 2008. Similar corrections to earnings from discontinued operations and net earnings will be made in future reports for the six- month period ended June 30, 2008 in the amount of $5.5 million. These corrections are not material to Alleghany’s consolidated financial statements.
2. Recent Accounting Pronouncements
Recently Adopted
In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued. This Interpretation clarifies the accounting for income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Alleghany adopted the provisions of this Interpretation as of January 1, 2007. The adoption of this Interpretation did not have any material impact on Alleghany’s results of operations and financial condition. As of March 31, 2009, Alleghany believes there were no tax positions that would require disclosure under this Interpretation.
In December 2007, Financial Accounting Standards Board (“FASB”) Statements No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), were issued. SFAS 141R replaces FASB Statement No. 141, “Business Combinations.” SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information regarding the nature and financial effect of the business combination. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. SFAS 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Alleghany adopted SFAS 141R and SFAS 160 for all business combinations initiated after December 31, 2008, and the implementation did not have a material impact on its results of operations and financial condition.
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
In October 2008, FASB Staff Position No. 157-3 (“FSP FAS157-3”) was issued. FSP FAS157-3 clarifies the application of SFAS 157 in an inactive market. If a market becomes inactive, then the fair value determination for securities in that market may be based on inputs that are unobservable in the market, rather than being based on either unadjusted quoted prices or observable market inputs. FSP FAS157-3 is effective upon issuance, including periods for which financial statements have not been issued. Alleghany has adopted the provisions of FSP FAS157-3 as of September 30, 2008, and the implementation did not have a material impact on its results of operations and financial condition. See Note 7.
Future Application of Accounting Standards
In April 2009, FASB Staff Position 157-4 (“FSP FAS157-4”) was issued. FSP FAS157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 regarding the determination of when a market is not considered to be active and when a transaction is not considered to be distressed. The determination of whether a market is not considered to be active is based on an evaluation of a number of factors. If such factors indicate that a market is not active, it must be presumed that a quoted price from that market is associated with a distressed transaction unless there exists specific evidence to the contrary. FSP FAS157-4 also provides for additional financial statement disclosure. FSP FAS157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Alleghany will adopt the provisions of FSP FAS157-4 in the second quarter of 2009, and it does not believe that the implementation of FSP FAS157-4 will have a material impact on its results of operations and financial condition.
In April 2009, FASB Staff Position 115-2 and 124-2 (“FSP FAS115-2 and 124-2”) was issued. FSP FAS115-2 and 124-2 provides additional guidance in accounting for and presenting impairment losses on debt securities. If a decline in fair value below the amortized cost exists at the balance sheet date for a debt security, and the entity intends to sell the security or it is more likely than not that the entity will sell the debt security before recovery of its cost basis, an other-than-temporary impairment exists. Furthermore, the amount of the impairment related to the credit losses shall be recognized in earnings, whereas the amount of the impairment related to other factors shall be recognized in other comprehensive income. FSP FAS115-2 and 124-2 also provides for additional financial statement disclosure. FSP FAS115-2 and 124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Alleghany will adopt the provisions of FSP FAS115-2 and 124-2 in the second quarter of 2009, and it does not believe that the implementation will have a material impact on its results of operations and financial condition.
In April 2009, FASB Staff Position 107-1 and APB28-1 (“FSP FAS107-1 and APB28-1”) was issued. FSP FAS107-1 and APB28-1 would amend existing fair value disclosure requirements for financial instruments by requiring that such disclosures be made in interim financial statements. FSP FAS107-1 and APB28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Alleghany will adopt the provisions of FSP FAS107-1 and APB28-1 in the second quarter of 2009, and it does not believe that the implementation will have a material impact on its results of operations and financial condition.

3. Earnings Per Share of Common Stock
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2009 and 2008 (in millions, except share amounts):

	2009	2008

Net earnings	$44.6	$95.8
Preferred dividends	3.9	4.3

Income available to common stockholders for basic earnings per share	40.7	91.5
Preferred dividends	3.9	4.3
Effect of other dilutive securities	(1.5)	0.1

Income available to common stockholders for diluted earnings per share	$43.1	$95.9

Weighted average shares outstanding applicable to basic earnings per share	8,434,032	8,496,250
Preferred stock	1,062,164	1,017,928
Effect of other dilutive securities	2,313	21,413

Adjusted weighted average shares outstanding applicable to diluted earnings per share	9,498,509	9,535,591

Contingently issuable shares of 35,544 and 48,240 were potentially available during the 2009 and 2008 first quarters, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.
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
(c) Asbestos and Environmental Exposure
AIHL’s reserve for unpaid losses and loss adjustment expenses includes $19.7 million of gross reserves and $19.6 million of net reserves at March 31, 2009 and $20.4 million of gross reserves and $20.3 million of net reserves at December 31, 2008, for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976. This subsidiary exited this business in 1976. Although Alleghany is unable at this time to determine whether additional reserves, which could have a material impact upon its results of operations, may be necessary in the future, Alleghany believes that CATA’s asbestos and environmental reserves are adequate at March 31, 2009. Additional information concerning CATA’s asbestos and environmental exposure can be found in

Note 13 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2008 10-K.
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
Substantially all of the representations and warranties to which the Contract Indemnification applies survived until July 14, 2007, with the exception of certain representations and warranties such as those related to environmental, real estate and tax matters, which survive for longer periods and generally, except for tax and certain other matters, apply only to aggregate losses in excess of $2.5 million, up to a maximum of approximately $123.0 million. The Stock Purchase Agreement provides that Alleghany has no responsibility for products liability claims arising in respect of events occurring after the closing, and that any products liability claims involving both pre-closing and post-closing periods will be apportioned on an equitable basis. Additional information concerning the Contract Indemnification and Products Liability Indemnification can be found in Note 13 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2008 10-K.
Based on Alleghany’s historical experience and other analyses, in July 2005, Alleghany established a $600 thousand reserve in connection with the Products Liability Indemnification for the Alleghany Period. Such reserve was $345 thousand at March 31, 2009.
(e) Equity Holdings Concentration
At March 31, 2009, Alleghany had a concentration of market risk in its available-for-sale equity securities portfolio of common stock of Burlington Northern Santa Fe Corporation (“Burlington Northern”), a railroad holding company, amounting to $120.3 million. During the first quarter of 2009, Alleghany sold approximately 1.0 million shares of Burlington Northern common stock, resulting in a pre-tax gain of $53.0 million. During the 2008 first quarter, Alleghany sold approximately 1.0 million shares of Burlington Northern common stock, resulting in a pre-tax gain of $78.1 million.
Subsequent to March 31, 2009, Alleghany sold 0.5 million shares of Burlington Northern common stock, resulting in a pre-tax gain of approximately $28.0 million, which gain will be recognized in the 2009 second quarter.
At March 31, 2009, Alleghany also had a concentration of market risk in its available-for-sale equity securities portfolio with respect to the common stock of certain energy sector businesses amounting to $290.8 million.

(f) Ratings
EDC’s main business is workers’ compensation insurance which is conducted on a direct basis through its wholly-owned subsidiary Employers Direct Insurance Company (“EDIC”). In March 2009, the A.M. Best Company, Inc. (“A.M. Best”), an independent organization that analyzes the insurance industry, re-affirmed its rating of EDIC at A- (Excellent), but with a negative outlook. A downgrade by A.M. Best of EDIC’s current rating level could cause EDIC’s competitive position in the insurance industry to suffer and could make it more difficult for EDIC to market its products. A downgrade could result in a substantial loss of EDIC’s business as policyholders move to other companies with higher claims-paying and financial strength ratings.
5. Segment of Business
Information related to Alleghany’s reportable segment is shown in the table below. Property and casualty and surety insurance operations are conducted by AIHL through its insurance operating units RSUI, CATA and EDC. In addition, AIHL Re is a wholly-owned subsidiary of AIHL that has, in the past provided reinsurance to Alleghany’s insurance operating units and affiliates.
Alleghany’s reportable segment is reported in a manner consistent with the way management evaluates the businesses. As such, insurance underwriting activities are evaluated separately from investment activities. Net realized capital gains are not considered relevant in evaluating investment performance on an annual basis. Segment accounting policies are the same as those described in Note 1 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2008 10-K.
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

	For the three months
	ended March 31,
(in millions)	2009	2008

Revenues:
AIHL insurance group:
Net premiums earned
RSUI	$160.7	$177.9
CATA	41.9	46.8
EDC	15.4	20.6
AIHL Re	—	0.2

	218.0	245.5

Net investment income	27.0	31.6
Net realized capital losses (1)	(58.6)	(3.4)
Other income	0.5	0.1

Total insurance group	186.9	273.8

Corporate activities:
Net investment income (2)	0.9	3.7
Net realized capital gains (3)	53.0	78.1
Other income	—	—

Total	$240.8	$355.6

Earnings from continuing operations, before income taxes:
AIHL insurance group:
Underwriting profit (loss) (4)
RSUI	$42.2	$38.6
CATA	2.2	4.2
EDC	(6.6)	(3.1)
AIHL Re	—	0.2

	37.8	39.9

Net investment income	27.0	31.6
Net realized capital losses (1)	(58.6)	(3.4)
Other income, less other expenses	(8.4)	(11.1)

Total insurance group	(2.2)	57.0

Corporate activities:
Net investment income (2)	0.9	3.7
Net realized capital gains (3)	53.0	78.1
Other income	—	—
Corporate administration and other expenses	1.1	10.5
Interest expense	0.2	0.2

Total	$50.4	$128.1

(1)	Primarily reflects impairment charges for unrealized losses related to AIHL’s investment portfolio that were deemed to be other than temporary. See Note 7.

(2)	Includes ($1.1) million and ($0.2) million for the three months ended March 31, 2009 and 2008, respectively, of Alleghany’s equity in earnings of Homesite, net of purchase accounting adjustments (See Note 4 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2008 10-K).

(3)	Principally reflects net realized capital gains from the sale of Burlington Northern common stock in the 2009 first quarter and 2008 first quarter.

(4)	Represents net premiums earned less loss and loss adjustment expenses and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or net realized capital gains (losses).

6. Reinsurance
As discussed in the 2008 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2009. RSUI has placed substantially all of its catastrophe reinsurance program for the 2009-2010 period. Under the new program, RSUI’s catastrophe reinsurance program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 33.15 percent co-participation by RSUI, in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5 percent co-participation by RSUI, in excess of $200.0 million. The renewed program is substantially similar to the expired program. In addition, RSUI’s property per risk reinsurance program for the 2009-2010 period provides RSUI with reinsurance for $90.0 million of losses in excess of $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance, which is substantially similar to the expired program. As discussed in Note 5(d) to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2008 10-K, RSUI reinsures its other lines of business through quota share treaties, except for professional liability lines where RSUI retains all of such business.
7. Investments
(a) Fair Value
The estimated carrying values and fair values of Alleghany’s financial instruments as of March 31, 2009 and December 31, 2008 are as follows (in millions):

	March 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets
Investments (excluding equity-method investments)*	$3,844.0	$3,844.0	$4,057.7	$4,057.7

*	For purposes of this table, investments include available-for-sale securities as well as investments in partnerships carried at fair value that are included in other invested assets. Investments exclude Alleghany’s investments in Homesite, ORX and partnerships that are accounted for under the equity method, which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
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
•	“Level 1” — Management’s valuations are based on unadjusted quoted prices in active markets for identical, unrestricted assets. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these assets does not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. For Alleghany, assets utilizing Level 1 inputs generally include common stocks and U.S. Government debt securities, where management’s valuations are based on quoted market prices.

•	“Level 2” — Management’s valuations are based on quoted market prices where such markets are not deemed to be sufficiently “active.” In such circumstances, additional valuation metrics will be used which involve direct or indirect observable market inputs. For Alleghany, assets utilizing Level 2 inputs generally include debt securities other than debt issued by the U.S. Government and preferred stocks. Third-party dealer quotes typically constitute a significant input in management’s determination of the fair value of these types of debt securities. In developing such quotes, dealers will use the terms of the security and market-based inputs. Terms of the security include coupon, maturity date, and any special provisions that may, for example, enable the investor, at his election, to redeem the security prior to its scheduled maturity date. Market-based inputs include the level of interest rates applicable to comparable securities in the market place and current credit rating(s) of the security.

•	“Level 3” — Management’s valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Valuation under Level 3 generally involves a significant degree of judgment on the part of management. For Alleghany, assets utilizing Level 3 inputs are primarily limited to partnership investments. Quotes from the third-party general partner of the entity in which such investment was held, which will often be based on unobservable market inputs, constitute the primary input in management’s determination of the fair value.
The estimated carrying values of Alleghany’s financial instruments as of March 31, 2009 and December 31, 2008 allocated among the three levels set forth above are as follows (in millions):

	Level 1	Level 2	Level 3	Total

As of March 31, 2009
Assets
Equity securities	$580.5	$26.0	$—	$606.5
Debt securities	262.4	2,692.7	0.4	2,955.5
Short-term investments	84.2	168.6	—	252.8
Other invested assets*	—	—	29.2	29.2

Investments (excluding equity-method investments)	$927.1	$2,887.3	$29.6	$3,844.0

As of December 31, 2008
Assets
Equity securities	$619.9	$9.6	$—	$629.5
Debt securities	266.3	2,493.0	0.7	2,760.0
Short-term investments	175.9	460.3	—	636.2
Other invested assets*	—	—	32.0	32.0

Investments (excluding equity-method investments)	$1,062.1	$2,962.9	$32.7	$4,057.7

*	The carrying value of partnership investments of $29.2 million decreased by $2.8 million from the December 31, 2008 carrying value of $32.0 million, due to a decrease of $2.8 million in estimated fair value during the period.
(b) Other Than Temporary Declines
     Net realized capital losses of $5.6 million for the first three months of 2009 include $66.1 million of impairment charges reflecting unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings. Of the $66.1 million of impairment charges, $45.9 million related to energy sector equity holdings, $9.2 million related to holdings in various other equity sectors and $11.0 million related to debt security holdings. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the declines in fair value of such securities relative to their cost as of the balance sheet date. Such severe declines are primarily related to a significant deterioration of U.S. equity market conditions during the latter part of 2008 and extending through the first quarter of 2009. As of March 31, 2009 and December 31, 2008, no equity security was in a continuous unrealized loss position for twelve months or more. Net realized capital gains of $74.7 million in the first three months of 2008 include $15.1 million of impairment charges reflecting unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings. The $15.1 million of impairment charges relates to Alleghany financial services sector equity holdings.

After adjusting the cost basis of equity securities for the recognition of unrealized losses through impairment charges, the following is information regarding unrealized gain (loss), before tax, on Alleghany’s equity securities:

(in millions)	At March 31, 2009	At December 31, 2008

Gross unrealized gain	$116.5	$215.0
Gross unrealized (loss)	(34.2)	(48.7)

Net unrealized gain	$82.3	$166.3

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
•	significant weather-related or other natural or human-made catastrophes and disasters;

•	the cyclical nature of the property and casualty industry;

•	changes in market prices of our significant equity investments and changes in value of our debt portfolio;

•	the long-tail and potentially volatile nature of certain casualty lines of business written by our insurance operating units;

•	the cost and availability of reinsurance;

•	exposure to terrorist acts;

•	the willingness and ability of our insurance operating units’ reinsurers to pay reinsurance recoverables owed to our insurance operating units;

•	changes in the ratings assigned to our insurance operating units;

•	claims development and the process of estimating reserves;

•	legal and regulatory changes;

•	the uncertain nature of damage theories and loss amounts;

•	increases in the levels of risk retention by our insurance operating units; and

•	adverse loss development for events insured by our insurance operating units in either the current year or prior year.
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
     Readers are encouraged to review our Report on Form 10-K for the year ended December 31, 2008, or the “2008 10-K,” for a more complete description of our critical accounting estimates.
Consolidated Results of Operations
     The following discussion and analysis presents a review of our results for the three months ended March 31, 2009 and 2008. You should read this review in conjunction with the consolidated financial statements and other data presented in this Form 10-Q as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2008 10-K. Our results for the first three months of 2009 are not indicative of operating results in future periods.
Overview
     We are engaged, through AIHL and its subsidiaries, primarily in the property and casualty and surety insurance business. In addition, AIHL Re, a captive reinsurance subsidiary of AIHL, has in the past provided reinsurance to our insurance operating units and affiliates. We also own and manage properties in the Sacramento, California region through our subsidiary Alleghany Properties and conduct corporate investment and other activities at the parent level, including the holding of strategic equity investments. In addition, we own approximately 33 percent of the outstanding shares of common stock of Homesite Group Incorporated, or “Homesite,” a national, full-service, mono-line provider of homeowners insurance, and approximately 38 percent of the voting interests of ORX Exploration, Inc., or “ORX,” a regional gas and oil exploration and production company. Our primary sources of revenues and earnings are our insurance operations and investments.
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
     Catastrophe losses, or the absence thereof, can have a significant impact on our results. For example, RSUI’s pre-tax catastrophe losses, net of reinsurance, were $97.9 million in 2008, primarily reflecting 2008 third quarter hurricane net losses of $80.9 million from Hurricanes Ike, Gustav and Dolly, compared with net catastrophe losses of $47.1 million in 2007 and $14.8 million in 2006. The incidence and severity of catastrophes in any short period of time are inherently unpredictable. Catastrophes can cause losses in a variety of our property and casualty lines, and most of our past catastrophe-related claims have resulted from severe hurricanes.
     Our profitability is also affected by net realized capital gains or losses and investment income. Our invested assets, which are derived primarily from our own capital and cash flow from our insurance operating units, are invested principally in debt securities, although we also invest in equity securities. The return on debt securities is primarily impacted by general interest rates and the credit quality and duration of the securities. Net realized capital gains include gains or losses realized upon sale of invested assets, as well as impairment charges related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings as realized losses regardless of whether we continue to hold the applicable security. In the 2009 first quarter, our net realized capital losses of $5.6 million included $66.1 million of impairment charges. Of the $66.1 million of impairment charges, $45.9 million related to energy sector equity holdings, $9.2 million related to holdings in various other equity sectors and $11.0 million related to debt security holdings. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the declines in fair value of such securities relative to their cost as of the balance sheet date. Such severe declines are primarily related to a significant deterioration of U.S. equity market conditions during the latter part of 2008 and extending through the first quarter of 2009. If U.S. equity market conditions persist or deteriorate further during 2009, we may be required to record additional impairment charges later in 2009, which could have a material adverse impact on our results of operations.
     The profitability of our insurance operating units is also impacted by competition generally, and price competition in particular. Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity, known as a soft market, followed by periods of high premium rates and shortages of underwriting capacity. Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. Our insurance operating units began to experience increased competition in certain of their lines of business during 2006. This competitive environment continued during

2007, 2008 and during the 2009 first quarter, resulting in fewer opportunities to write business and/or a decrease in pricing over that time.
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
     The following table summarizes our consolidated revenues, costs and expenses and earnings for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
(in millions)	2009	2008

Revenues
Net premiums earned	$218.0	$245.5
Net investment income	27.9	35.3
Net realized capital (losses) gains	(5.6)	74.7
Other income	0.5	0.1

Total revenues	240.8	355.6

Costs and expenses
Loss and loss adjustment expenses	112.8	135.2
Commissions, brokerage and other underwriting expenses	67.4	70.4
Other operating expenses	9.2	11.7
Corporate administration	0.8	10.0
Interest expense	0.2	0.2

Total costs and expenses	190.4	227.5

Earnings from continuing operations, before income taxes	50.4	128.1
Income taxes	5.8	37.5

Earnings from continuing operations	44.6	90.6
Earnings from discontinued operations, net of tax*	—	5.3

Net earnings	$44.6	$95.9

Revenues:
AIHL	$186.9	$273.8
Corporate activities**	53.9	81.8

(Losses) earnings from continuing operations, before income taxes:
AIHL	($2.2)	$57.0
Corporate activities**	52.6	71.1

*	Discontinued operations consist of the operations of Darwin Professional Underwriters, Inc., or “Darwin,” net of minority interest expense and the gain on disposition in 2008. Additional information regarding the results of discontinued operations can be found in Note 2 to the Notes to the Consolidated Financial Statements set forth in Item 8 of our 2008 10-K.

**	Corporate activities consist of Alleghany Properties, Homesite, ORX and corporate activities at the parent level.
Operating Results
     Our earnings from continuing operations before income taxes in the first three months of 2009 decreased from the corresponding 2008 period, primarily reflecting net realized capital losses in the 2009 period, compared with substantial net realized capital gains in the 2008 period. The 2009 net realized capital losses reflect significant impairment charges related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings, partially offset by sales at the parent level of common stock of Burlington

Northern Santa Fe Corporation, or “Burlington Northern.” The 2008 first quarter net realized capital gains primarily reflect sales at the parent level of common stock of Burlington Northern, partially offset by impairment charges for unrealized losses that were deemed to be other than temporary. Additional information regarding our investments can be found on pages 26 through 28 herein.
     Net premiums earned in the 2009 first quarter decreased from the corresponding 2008 period primarily reflecting the impact of continuing competition at each of our insurance operating units. Loss and loss adjustment expenses decreased in the 2009 first quarter from the corresponding 2008 period, primarily reflecting the net effect of lower net premium volume at our insurance operating units and lower property losses incurred by RSUI in the 2009 period. The decrease in other operating expenses and corporate administration expense in the 2009 period primarily reflects lower incentive compensation accruals at the subsidiary and parent levels, respectively, due in part to less favorable investment results and the resulting reduction in earnings.
     The effective tax rate on earnings from continuing operations before income taxes was 11.5 percent for the first three months of 2009, compared with 29.3 percent for the corresponding 2008 period. The lower effective tax rate primarily reflects the greater impact of tax-exempt income on our reduced earnings in the 2009 period.

AIHL Operating Unit Pre-Tax Results from Continuing Operations

(in millions, except ratios)	RSUI	AIHL Re	CATA	EDC	AIHL
Three months ended March 31, 2009

Gross premiums written	$250.1	—	$42.1	$16.4	$308.6
Net premiums written	149.7	—	38.2	15.3	203.2

Net premiums earned (1)	$160.7		$41.9	$15.4	$218.0
Loss and loss adjustment expenses	77.5	—	20.9	14.4	112.8
Commission, brokerage and other underwriting expenses (2)	41.0	—	18.8	7.6	67.4

Underwriting profit (loss) (3)	$42.2	—	$2.2	($6.6)	$37.8

Net investment income (1)					27.0
Net realized capital losses (1)					(58.6)
Other income (1)					0.5
Other expenses (2)					(8.9)

Losses from continuing operations, before income taxes					($2.2)

Loss ratio (4)	48.2%	—	50.0%	93.5%	51.7%
Expense ratio (5)	25.5%	—	44.8%	49.4%	30.9%

Combined ratio (6)	73.7%	—	94.8%	142.9%	82.6%

Three months ended March 31, 2008
Gross premiums written	$255.1	$0.2	$55.2	$23.3	$333.8
Net premiums written	152.4	0.2	46.0	21.1	219.7

Net premiums earned (1)	$177.9	$0.2	$46.8	$20.6	$245.5
Loss and loss adjustment expenses	94.5	—	23.5	17.2	135.2
Commission, brokerage and other underwriting expenses (2)	44.8	—	19.1	6.5	70.4

Underwriting profit (loss) (3)	$38.6	$0.2	$4.2	($3.1)	$39.9

Net investment income (1)					31.6
Net realized capital losses (1)					(3.4)
Other income (1)					0.1
Other expenses (2)					(11.2)

Earnings from continuing operations, before income taxes					$57.0

Loss ratio (4)	53.1%	—	50.2%	83.8%	55.1%
Expense ratio (5)	25.2%	18.3%	40.9%	31.4%	28.7%

Combined ratio (6)	78.3%	18.3%	91.1%	115.2%	83.8%

(1)	Represent components of total revenues.

(2)	Commission, brokerage and other underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses attributable to underwriting activities, whereas the remainder constitutes other expenses.

(3)	Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or net realized capital gains. Underwriting profit does not replace net income determined in accordance with GAAP as a measure of profitability; rather, we believe that underwriting profit, which does not include net investment income and other income or net realized capital gains, enhances the understanding of AIHL’s insurance operating units’ operating results by highlighting net income attributable to their underwriting performance. With the addition of net investment income and other income and net realized capital gains, reported pre-tax net income (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting profit as an important measure in the overall evaluation of performance.

(4)	Loss and loss adjustment expenses divided by net premiums earned, all as determined in accordance with GAAP.

(5)	Underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.

(6)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on losses (including loss adjustment expenses) and underwriting expenses.

     Discussion of individual AIHL operating unit results follows, and AIHL investment results are discussed below under “Investments.”
RSUI
     The decrease in gross premiums written by RSUI in the first three months of 2009 from the corresponding 2008 period primarily reflects continuing and increasing competition, particularly in RSUI’s general liability and umbrella/excess lines of business. RSUI’s net premiums earned decreased in the first three months of 2009 from the corresponding 2008 period due primarily to substantially lower premium volume in certain casualty lines of business, partially offset by a modest growth of RSUI’s property, binding authority and director and officer, or “D&O,” liability lines of business. The binding authority line writes small, specialized coverages pursuant to underwriting authority arrangements with managing general agents.
     The decrease in loss and loss adjustment expenses in the first three months of 2009 primarily reflects lower property losses in the 2009 first quarter compared with the corresponding 2008 period, which included a single property loss of approximately $10.0 million arising from a factory explosion. The decrease in commissions, brokerage and other underwriting expenses in the 2009 first quarter primarily reflects the net effect of lower net premium volume, compared with the corresponding 2008 period. All of these decreases were the primary causes for the increase in RSUI’s underwriting profit in the first three months of 2009 from the corresponding 2008 period, partially offset by a decline in net premiums earned.
     Rates at RSUI in the first three months of 2009, compared with the corresponding 2008 period, reflect overall industry trends of downward pricing as a result of increased competition, although certain lines of business, including property and general and professional liability lines, experienced flattening rate trends in the first three months of 2009. RSUI continued to see fewer qualified opportunities to write business in the first three months of 2009, as a more competitive market causes less business to flow into the wholesale marketplace in which RSUI operates.
     As discussed in the 2008 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2009. RSUI has placed substantially all of its catastrophe reinsurance program for the 2009-2010 period. Under the new program, RSUI’s catastrophe reinsurance program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 33.15 percent co-participation by RSUI, in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5 percent co-participation by RSUI, in excess of $200.0 million. The renewed program is substantially similar to the expired program. In addition, RSUI’s property per risk reinsurance program for the 2009-2010 period provides RSUI with reinsurance for $90.0 million of losses in excess of $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance, which is substantially similar to the expired program.

CATA
     CATA’s net premiums earned in the first three months of 2009 decreased from the corresponding 2008 period, primarily reflecting continuing and increasing price competition in CATA’s property and casualty (including in excess and surplus markets) and commercial surety lines of business, partially offset by net premiums earned in CATA’s recently established specialty markets division. The decrease in loss and loss adjustment expenses in the first three months of 2009 from the corresponding 2008 period primarily reflects a $2.9 million release of prior accident year loss reserves during the 2009 period reflecting favorable loss emergence, compared with a $1.5 million release of prior accident year loss reserves during the corresponding 2008 period, as well as lower net premiums earned in the 2009 period. The $2.9 reserve release was primarily related to surety, including the discontinued contract surety line of business, and casualty prior accident year reserves. The $1.5 million net reserve release during the 2008 first quarter reflects a release of primarily casualty and surety prior year loss reserves, partially offset by a strengthening of property prior year loss reserves. CATA’s 2009 reserving actions did not impact the assumptions used in estimating CATA’s loss and loss adjustment expense liabilities for its casualty and surety lines of business earned in 2009.
     The decrease in net premiums earned, partially offset by the decrease in loss and loss adjustment expenses described above, was the primary cause for the decrease in CATA’s underwriting profit in the 2009 first quarter from the corresponding 2008 period.
     Rates at CATA in the first three months of 2009, compared with the corresponding 2008 period, reflect overall industry trends of downward pricing as a result of increased competition, causing a reduction of premium volumes in CATA’s lines of business.
EDC
     EDC’s net premiums earned in the first three months of 2009 decreased from the corresponding 2008 period, reflecting increased competition and declining policy retentions in its California workers’ compensation business. Loss and loss adjustment expenses in the first three months of 2009 decreased from the corresponding 2008 period, reflecting a significant reduction in net premiums earned, partially offset by the continuing trend of increasing loss costs. Such increase in loss costs primarily reflects a significant acceleration in claims emergence and higher than anticipated increases in industry-wide severity. The lower earned premium described above, partially offset by lower loss and loss adjustment expenses, was the primary cause for the increase in EDC’s underwriting loss in the first three months of 2009 from the corresponding 2008 period.
     EDC experienced increased rate competition in the first three months of 2009, compared with the corresponding 2008 period. Competition increased despite increases in medical severity; a determination by the Workers’ Compensation Insurance Rating Bureau in March 2009 that advisory pure premium rates should be increased by 24.4%; and recent judicial decisions by the California Workers’ Compensation Appeals Board, or the “WCAB.” The WCAB decisions have materially weakened prior workers’ compensation legislative reforms which had been important factors in reducing medical and disability costs in 2004-2006. In particular, the WCAB decisions, which involve the permanent disability rating schedules applied to workers’ compensation claims, could materially adversely affect the number and amount of EDC’s permanent disability payments, including those on its open claims, and the related loss and LAE reserves. Until rates reflect the impact of the increases in medical severity and recent regulatory developments and judicial decisions, EDC will continue to significantly decrease the volume of premium it writes.

This reduction in writings, along with the continuing trend of increasing loss costs, will continue to have a material adverse affect on EDC’s profitability.
     EDC’s main business is conducted on a direct basis through its wholly-owned subsidiary Employers Direct Insurance Company, or “EDIC.” In March 2009, A.M. Best Company, Inc., or “A.M. Best,” an independent organization that analyzes the insurance industry, re-affirmed its rating of EDIC at A- (Excellent), but with a negative outlook. A downgrade by A.M. Best of EDIC’s current rating level, could cause EDIC’s competitive position in the insurance industry to suffer and could make it more difficult for EDIC to market its products. A downgrade could result in a substantial loss of EDIC’s business as policyholders move to other companies with higher claims-paying and financial strength ratings.
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

					Workers’
( in millions)	Property	Casualty(1)	CMP(2)	Surety	Comp(3)	All Other(4)	Total

At March 31 2009
Gross loss and LAE reserves	$307.7	$1,889.0	$76.6	$19.6	$226.1	$49.1	$2,568.1

Reinsurance recoverables on unpaid losses	(122.7)	(837.1)	(0.2)	(0.3)	(13.2)	(28.9)	(1,002.4)

Net loss and LAE reserves	$185.0	$1,051.9	$76.4	$19.3	$212.9	$20.2	$1,565.7

At December 31, 2008
Gross loss and LAE reserves	$365.9	$1,836.6	$75.8	$21.5	$227.4	$51.4	$2,578.6

Reinsurance recoverables on unpaid losses	(153.5)	(811.6)	(0.3)	(0.2)	(12.2)	(30.5)	(1,008.3)

Net loss and LAE reserves	$212.4	$1,025.0	$75.5	$21.3	$215.2	$20.9	$1,570.3

(1)	Primarily consists of umbrella/excess, D&O liability, professional liability and general liability.

(2)	Commercial multiple peril.

(3)	Workers’ compensation amounts include EDC, net of purchase accounting adjustments (see Note 4 to the Notes to the Consolidated Financial Statements set forth in Item 8 of our 2008 10-K). Such adjustments include a minor reduction of gross and net loss and LAE for acquisition-date discounting, as required under purchase accounting. Workers’ compensation amounts also include minor balances from CATA.

(4)	Primarily consists of loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees. The loss and LAE reserves are ceded 100 percent to the sellers. Additional information regarding the loss reserve guarantees can be found in Note 5 to the Notes to the Consolidated Financial Statements set forth in Item 8 of our 2008 10-K.

Changes in Loss and LAE Reserves between March 31, 2009 and December 31, 2008
     Gross Reserves. Gross loss and LAE reserves at March 31, 2009 were largely unchanged from December 31, 2008. The increase in casualty gross loss and LAE reserves primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior accident years at RSUI. The decrease in property gross loss and LAE reserves is mainly due to loss payments made by RSUI on hurricane related losses incurred in prior years.
     Net Reserves. Net loss and LAE reserves at March 31, 2009 were largely unchanged from December 31, 2008. The increase in casualty net loss and LAE reserves primarily reflects anticipated loss reserves on current accident year net premiums earned and limited net paid loss activity for the current and prior accident years at RSUI. The decrease in property net loss and LAE reserves is mainly due to loss payments made by RSUI on hurricane related losses incurred in prior years.
Reinsurance Recoverables
     At March 31, 2009, AIHL had total reinsurance recoverables of $1,030.0 million, consisting of $1,002.4 million of ceded outstanding losses and LAE and $27.6 million of recoverables on paid losses. RSUI’s reinsurance recoverables totaled approximately $844.5 million of AIHL’s $1,030.0 million.
     Approximately 94.0 percent of AIHL’s reinsurance recoverables balance at March 31, 2009 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. AIHL’s Reinsurance Security Committee, which includes certain of our officers and the chief financial officers of each of AIHL’s operating units and which manages the use of reinsurance by such operating units, had determined that reinsurers with a rating of A (Excellent) or higher have an ability to meet their ongoing obligations at a level that is acceptable to Alleghany. In February 2009, A.M. Best downgraded the financial strength rating for Swiss Reinsurance Company, our largest reinsurer, from A+ (Superior) to A (Excellent). As a financial strength rating of A (Excellent) is within the parameters determined to be acceptable by the Reinsurance Security Committee, the downgrade of Swiss Reinsurance Company’s financial strength rating is not expected to have any adverse effect on our financial position and results of operations.
     Information regarding concentration of AIHL’s reinsurance recoverables at March 31, 2009 is as follows (dollars in millions):

Reinsurer (1)	Rating (2)	Dollar Amount	Percentage

Swiss Reinsurance Company	A (Excellent)	$190.4	18.5%
The Chubb Corporation	A++ (Superior)	123.4	12.0%
Platinum Underwriters Holdings, Ltd.	A (Excellent)	94.9	9.2%
All other reinsurers		621.3	60.3%

	Total	$1,030.0	100.0%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed reinsurer.

(2)	Represents the A.M. Best rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.

     At March 31, 2009, AIHL also had fully collateralized reinsurance recoverables of $150.2 million due from Darwin, now a subsidiary of Allied World Assurance Company, Ltd. The A.M. Best financial strength rating of Darwin was A (Excellent) at March 31, 2009. AIHL had no allowance for uncollectible reinsurance as of March 31, 2009.
Corporate Activities Results of Operations
     Corporate activities recorded a pre-tax gain of $52.6 million on revenues of $53.9 million in the first three months of 2009, compared with a pre-tax gain of $71.1 million on revenues of $81.8 million in the corresponding 2008 period. The results for the first three months of 2009 and 2008 primarily reflect net realized capital gains at the parent level of $53.0 million and $78.1 million, respectively, resulting principally from the sale of approximately 1.0 million shares of Burlington Northern common stock in each respective period. As of March 31, 2009, we held approximately 2.0 million shares of Burlington Northern common stock with an aggregate market value at that date of approximately $120.3 million. The aggregate cost of our Burlington Northern common stock is approximately $24.1 million.
     In addition, expenses for corporate administration were substantially lower in the first quarter of 2009 compared with the corresponding 2008 period, primarily reflecting lower incentive compensation accruals in the 2009 period partly due to less favorable investment results and the resulting reduction in earnings.
Investments
     On a consolidated basis, our invested asset portfolio was approximately $4.06 billion as of March 31, 2009, a decrease of 5.0 percent from approximately $4.28 billion at December 31, 2008. The decrease is due to a net decrease in net unrealized appreciation on our investment portfolio during the first three months of 2009 and our purchase of shares of our 5.75% Mandatory Convertible Preferred Stock and common stock, partially offset by positive cash flow from underwriting activities at our insurance operating units.
     At March 31, 2009, the average duration of our consolidated debt securities portfolio was 3.5 years, compared with 3.7 years at December 31, 2008. The following is information relating to our consolidated investments.

	Three months ended
	March 31,	March 31,
(in millions)	2009	2008
Net investment income
AIHL	$27.0	$31.6
Corporate activities	0.9	3.7

Total	27.9	$35.3

Net realized capital (losses) gains
AIHL	$(58.6)	($3.4)
Corporate activities	53.0	78.1

Total	($5.6)	$74.7

     The decrease in AIHL’s net investment income in the first three months of 2009 compared with the corresponding 2008 period is due principally to lower average investment yields during the first three months of 2009, partially offset by positive underwriting cash flow. Net realized capital losses for AIHL in the first three months of 2009 include $66.1 million of impairment charges related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings, partially offset by $7.5 million of net realized capital gains on the sale of securities by AIHL. Of the $66.1 million of impairment charges, $45.9 million related to energy sector equity holdings, $9.2 million related to holdings in various other equity sectors and $11.0 million related to debt security holdings. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the declines in fair value of such securities relative to cost as of the balance sheet date. Such severe declines are primarily related to a significant deterioration of U.S. equity market conditions during the latter part of 2008 and extending through the first quarter of 2009. If U.S. equity market conditions persist or deteriorate further during 2009, we may be required to record additional impairment charges later in 2009, which could have a material and adverse impact on our results of operations.
     Net realized capital losses in the first three months of 2008 include $15.1 million of unrealized losses related to AIHL’s investment portfolio that were deemed to be other than temporary, partially offset by $11.7 million of net realized capital gains on the sale of securities by AIHL. The $15.1 million of unrealized losses relates to AIHL’s common stock holdings in the financial services sector.
     The decrease in net investment income for corporate activities in the 2009 first quarter from the corresponding 2008 period primarily reflects lower average investment yields during the first three months of 2009, a $1.1 million loss recorded for Homesite (compared with a modest loss in the 2008 period), and a modest loss recorded in the 2009 period for ORX. As previously noted, the net realized capital gains for corporate activities in both the 2009 and 2008 periods are due primarily to the sale of Burlington Northern common stock.
     As of March 31, 2009 and December 31, 2008, no equity security was in a continuous unrealized loss position for twelve months or more.
     After adjusting the cost basis of equity securities for the recognition of unrealized losses through impairment charges, the following is information regarding unrealized gain (loss), before tax, on our equity securities:

	At March 31, 2009	At December 31, 2008
(in millions)
Gross unrealized gain	$116.5	$215.0
Gross unrealized (loss)	(34.2)	(48.7)

Net unrealized gain	$82.3	$166.3
     At March 31, 2009, our mortgage- and asset-backed securities portfolio, which constitutes $565.2 million of our debt securities portfolio, was backed by the following types of underlying collateral (in millions):

Type of Underlying Collateral	Fair Value	Average Rating

Guaranteed by FNMA or FHLMC(1)	$123.6	Aaa / AAA
Guaranteed by GNMA(2)	$91.2	Aaa / AAA
Prime(3)	316.0	Aaa / AAA
Alt-A(3)	29.7	A3/A+
Sub-prime(3)	4.7	Aaa/AAA

Total	$565.2	Aaa / AAA

(1)	“FNMA” refers to the Federal National Mortgage Association; and “FHLMC” refers to the Federal Home Loan Mortgage Corporation.

(2)	“GNMA” refers to the Government National Mortgage Association.

(3)	As defined by Standard & Poor’s.
     The overall debt securities portfolio credit quality is measured using the lower of either Standard & Poor’s or Moody’s rating. The weighted average rating at March 31, 2009 was AA+, with virtually all securities rated investment grade.
Financial Condition
     Parent Level
     In general, we follow a policy of maintaining a relatively liquid financial condition at the parent company in the form of cash, marketable securities, available credit lines and minimal amounts of debt. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. At March 31, 2009, we held approximately $301.4 million of marketable securities and cash at the parent company and $460.3 million of marketable securities and cash at AIHL, which totaled $761.7 million of marketable securities and cash. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures at March 31, 2009.
     Stockholders’ equity decreased to $2,551.0 million as of March 31, 2009, compared with $2,646.7 million as of December 31, 2008, representing a decrease of 3.6 percent. The decrease in stockholders’ equity reflects the purchase of shares of our 5.75% Mandatory Convertible Preferred Stock, and to a lesser extent, our common stock, as well as a net decrease in net unrealized appreciation on our investment portfolio during the first three months of 2009, partially offset by net earnings in the first three months of 2009.
     In addition to our liquid assets, we are party to a three-year unsecured credit agreement, or the “Credit Agreement,” with a bank syndicate, providing commitments for revolving credit loans in an aggregate principal amount of up to $200.0 million. Borrowings under the Credit Agreement are available for working capital and general corporate purposes. At our option, borrowings under the Credit Agreement will bear interest at either (x) the higher of (i) the administrative agent’s prime commercial lending rate or (ii) the federal funds rate plus 0.50 percent, or (y) the London Interbank Overnight Rate plus a margin (currently 65 basis points) based on our Standard & Poor’s and/or Moody’s rating. The Credit Agreement requires that all loans shall be repaid in full no later than the Maturity Date, or October 23, 2009, although we may request up to two one-year extensions of the Maturity Date subject to meeting certain conditions and upon agreement of the lenders. The Credit Agreement charges us a commitment fee of 1/8th of 1 percent per annum of the unused commitment. We have not borrowed any amounts under the Credit Agreement in the first three months of 2009.
     In February 2008, we announced that our Board of Directors had authorized the purchase of shares of Alleghany common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million. In November 2008, the authorization to repurchase Alleghany common stock was expanded to include repurchases of our 5.75% Mandatory Convertible Preferred Stock. During the first three months of 2009, we purchased an aggregate of 35,755 shares of our common stock in the open market for approximately $9.1 million, at an average price per share of $254.54, and an aggregate of 313,060 shares of our 5.75% Mandatory Convertible Preferred Stock in the open market for approximately $83.8 million, at an average price per share of $267.66. As of March 31, 2009 and December 31, 2008, we had 8,420,321 and 8,438,226 shares of our common stock outstanding, respectively, adjusted to reflect the common stock dividend declared in February 2009 and paid in April 2009.
     Subsidiaries
     Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that we and our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our and their businesses. At March 31, 2009, our subsidiaries had no material commitments for capital expenditures.
     With respect to our insurance operating units, their obligations and cash outflows include claim settlements, administrative expenses and purchases of investments. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, our insurance operating units accumulate funds which they invest pending the need for liquidity. As an insurance company’s cash needs can be unpredictable due to the uncertainty of the claims settlement process, AIHL’s investment portfolio, which includes those of its insurance operating units, is composed primarily of debt securities and short-term investments to ensure the availability of funds and maintain a sufficient amount of liquid securities. As of March 31, 2009, investments and cash represented 66.0 percent of the assets of AIHL and its insurance operating units.
Recent Accounting Pronouncements
Recently Adopted
     In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued. This Interpretation clarifies the accounting for income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of this Interpretation did not have any material impact on our results of operations and financial condition. As of March 31, 2009, we believe there were no tax positions that would require disclosure under this Interpretation.

     In December 2007, Financial Accounting Standards Board (“FASB”) Statements No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), were issued. SFAS 141R replaces FASB Statement No. 141, “Business Combinations.” SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information regarding the nature and financial effect of the business combination. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. SFAS 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We have adopted SFAS 141R and SFAS 160 for all business combinations initiated after December 31, 2008, and the implementation did not have a material impact on our results of operations and financial condition.
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
     In October 2008, FASB Staff Position No. 157-3 (“FSP FAS157-3”) was issued. FSP FAS157-3 clarifies the application of SFAS 157 in an inactive market. If a market becomes inactive, then the fair value determination for securities in that market may be based on inputs that are unobservable in the market, rather than being based on either unadjusted quoted prices or observable market inputs. FSP FAS157-3 is effective upon issuance, including periods for which financial statements have not been issued. We have adopted the provisions of FSP FAS157-3 as of September 30, 2008, and the implementation did not have a material impact on our results of operations and financial condition.
Future Application of Accounting Standards
     In April 2009, FASB Staff Position 157-4 (“FSP FAS157-4”) was issued. FSP FAS157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 regarding the determination of when a market is not considered to be active and when a transition is not considered to be distressed. The determination of whether a market is not considered to be active is based on an evaluation of a number of factors. If such factors indicate that a market is not active, it must be presumed that a quoted price from that market is associated with a distressed transaction unless there exists specific evidence to the contrary. FSP FAS157-4 also provides for additional financial statement disclosure. FSP FAS157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt the provisions of FSP FAS157-4 in the second quarter of 2009, and we do not believe that the implementation will have a material impact on our results of operations and financial condition.
     In April 2009, FASB Staff Position 115-2 and 124-2 (“FSP FAS115-2 and 124-2”) was issued. FSP FAS115-2 and 124-2 provides additional guidance in accounting for and presenting impairment losses on debt securities. If a decline in fair value below the amortized cost exists at the balance sheet date for a debt security, and the entity intends to sell the security or it is more likely than not that the entity will sell the debt security before recovery of its cost basis, an other-than-temporary impairment exists. Furthermore, the amount of the impairment related to the credit losses shall be recognized in earnings, whereas the amount of the impairment related to other factors shall be recognized in other comprehensive income. FSP FAS115-2 and 124-2 also provides for additional financial statement disclosure. FSP FAS115-2 and 124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt the provisions of FSP FAS115-2 and 124-2 in the second quarter of 2009, and we do not believe that the implementation will have a material impact on our results of operations and financial condition.
     In April 2009, FASB Staff Position 107-1 and APB28-1 (“FSP FAS107-1 and APB28-1”) was issued. FSP FAS107-1 and APB28-1 would amend existing fair value disclosure requirements for financial instruments by requiring that such disclosures be made in interim financial statements. FSP FAS107-1 and APB28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt the provisions of FSP FAS107-1 and APB28-1 in the second quarter of 2009, and we do not believe that the implementation will have a material impact on our results of operations and financial condition.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, foreign currency exchange rates and commodity prices. The primary market risk related to our non-trading financial instruments is the risk of loss associated with adverse changes in interest rates. We also invest in equity securities which are subject to fluctuations in market value, and purchase debt securities that expose us to risk related to adverse changes in interest rates. We hold our equity securities and debt securities as available for sale. Any changes in the fair value in these securities, net of tax, would be reflected in our accumulated other comprehensive income as a component of stockholders’ equity.
     The table below presents a sensitivity analysis of our consolidated debt securities as of March 31, 2009. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, we use fair values to measure potential change, and a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical March 31, 2009 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding.
At March 31, 2009 ( in millions)

Interest rate shifts	-300	-200	-100	0	100	200	300

Debt securities, fair value	$3,262.9	$3,160.9	$3,058.9	$2,955.5	$2,853.9	$2,756.3	$2,663.5

Estimated change in fair value	$307.4	$205.4	$103.4	—	$(101.6)	$(199.2)	$(292.0)

     This sensitivity analysis provides only a limited, point-in-time view of the market risk of the financial instruments discussed above. The actual impact of changes in market conditions on these financial instruments may differ significantly from those shown in the above sensitivity analysis. The sensitivity analysis is further limited because it does not consider any actions we could take in response to actual and/or anticipated changes in interest rates.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS.
     There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2008 10-K. Please refer to that section for disclosures regarding some of what we believe are the more significant risks and uncertainties related to our businesses.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     (c) Issuer Purchases of Equity Securities.
          The following table summarizes our common stock repurchases for the quarter ended March 31, 2009.

				Total Number of	Approximate Dollar
				Shares Purchased as	Value of Shares
				Part of Publicly	that May Yet Be
	Total Number of		Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased		per Share	Programs	Plans or Programs
Jan. 1, 2009 through Jan. 31 , 2009	—		—
Feb. 1, 2009 through Feb. 28, 2009	—		—
March 1, 2009 through March 31, 2009	36,850		$255.32	35,755

Total	36,850	(1)	$255.32	35,755	$182,036,478

(1)	Of such shares, (i) 35,755 represent shares purchased pursuant to an authorization of the Board of Directors to purchase shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million and (ii) 1,095 represent the tender to us by certain directors of Alleghany and its subsidiaries of already-owned common stock as payment of the exercise price in connection with option exercises.
ITEM 6. EXHIBITS.

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part

Exhibit
Number	Description

of this report on Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION Registrant
Date: May 7, 2009	/s/ Roger B. Gorham
Roger B. Gorham
Senior Vice President (and chief financial officer)