Form 10-Q
period 2009-06-30
ALLEGHANY CORP /DE
filed 2009-08-06
CIK 775368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED JUNE 30, 2009

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
YES  ☑       NO ☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS SUBMITTED ELECTRONICALLY AND POSTED ON ITS CORPORATE WEB SITE, IF ANY, EVERY INTERACTIVE DATA FILE REQUIRED TO BE SUBMITTED AND POSTED PURSUANT TO RULE 405 OF REGULATION S-T (SECTION 232.405 OF THIS CHAPTER) DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO SUBMIT AND POST SUCH FILES).
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
9,013,587 SHARES AS OF AUGUST 5, 2009

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
JUNE 30, 2009 AND 2008
(dollars in thousands, except share and per share amounts)
(unaudited)

	2009	2008

Revenues
Net premiums earned	$204,530	$240,238
Net investment income	24,524	34,768
Net realized capital gains	79,492	25,281
Other than temporary impairment losses	(9,675)	(47,064)
Other income	571	122

Total revenues	299,442	253,345

Costs and expenses
Loss and loss adjustment expenses	143,917	139,455
Commissions, brokerage and other underwriting expenses	70,272	72,542
Other operating expenses	12,185	12,302
Corporate administration	7,230	8,466
Interest expense	169	179

Total costs and expenses	233,773	232,944

Earnings from continuing operations, before income taxes	65,669	20,401

Income taxes	19,668	7,380

Earnings from continuing operations	46,001	13,021

Discontinued operations
Earnings from discontinued operations	0	10,662
Income taxes	0	5,843

Earnings from discontinued operations, net	0	4,819

Net earnings	$46,001	$17,840

Changes in other comprehensive income
Change in unrealized gains, net of deferred taxes	$84,111	$22,370
Less: reclassification for gains realized in net earnings (net of taxes)	(53,169)	14,159
Other	45	(3)

Comprehensive income	$76,988	$54,366

Net earnings	$46,001	$17,840
Preferred dividends	2,250	4,305

Net earnings available to common stockholders	$43,751	$13,535

Basic earnings per share of common stock *
Continuing operations	$5.11	$1.02
Discontinued operations	0.00	0.57

	$5.11	$1.59

Diluted earnings per share of common stock *
Continuing operations	$5.00	$1.02
Discontinued operations	0.00	0.57

	$5.00	$1.59

Dividends per share of common stock	*	*

Average number of outstanding shares of common stock **	8,556,911	8,507,719

*	Adjusted to reflect the common stock dividend declared in February 2009.

**	In February 2009 and 2008, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED
JUNE 30, 2009 AND 2008
(dollars in thousands, except share and per share amounts)
(unaudited)

	2009	2008

Revenues
Net premiums earned	$422,574	$485,719
Net investment income	51,593	70,040
Net realized capital gains	139,974	115,064
Other than temporary impairment losses	(75,801)	(62,135)
Other income	1,020	185

Total revenues	539,360	608,873

Costs and expenses
Loss and loss adjustment expenses	256,754	274,686
Commissions, brokerage and other underwriting expenses	137,722	142,951
Other operating expenses	21,398	24,033
Corporate administration	7,138	18,414
Interest expense	332	336

Total costs and expenses	423,344	460,420

Earnings from continuing operations, before income taxes	116,016	148,453

Income taxes	25,441	44,885

Earnings from continuing operations	90,575	103,568

Discontinued operations
Earnings from discontinued operations	0	22,196
Income taxes	0	12,064

Earnings from discontinued operations, net	0	10,132

Net earnings	$90,575	$113,700

Changes in other comprehensive income
Change in unrealized gains, net of deferred taxes	$43,394	$23,431
Less: reclassification for gains realized in net earnings (net of taxes)	(49,500)	(34,404)
Other	(11)	(8)

Comprehensive income	$84,458	$102,719

Net earnings	$90,575	$113,700
Preferred dividends	6,158	8,610

Net earnings available to common stockholders	$84,417	$105,090

Basic earnings per share of common stock *
Continuing operations	$9.92	$11.17
Discontinued operations	0.00	1.19

	$9.92	$12.36

Diluted earnings per share of common stock *
Continuing operations	$9.55	$10.87
Discontinued operations	0.00	1.06

	$9.55	$11.93

Dividends per share of common stock	*	*

Average number of outstanding shares of common stock **	8,506,208	8,502,135

*	Adjusted to reflect the common stock dividend declared in February 2009.

**	In February 2009 and 2008, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	June 30, 2009	December 31,
	(unaudited)	2008

Assets
Investments
Available for sale securities at fair value:
Equity securities (cost: 2009 $500,210; 2008 $463,207)	$611,814	$629,518
Debt securities (amortized cost: 2009 $2,965,783; 2008 $2,781,829)	2,987,702	2,760,019
Short-term investments	341,989	636,197

	3,941,505	4,025,734
Other invested assets	243,286	250,407

Total investments	4,184,791	4,276,141

Cash	74,941	18,125
Premium balances receivable	210,737	154,022
Reinsurance recoverables	1,016,532	1,056,438
Ceded unearned premium reserves	198,593	185,402
Deferred acquisition costs	74,265	71,753
Property and equipment at cost, net of accumulated depreciation and amortization	21,101	23,310
Goodwill and other intangibles, net of amortization	138,200	151,223
Current taxes receivable	4,171	14,338
Net deferred tax assets	143,645	130,293
Other assets	108,159	100,783

	$6,175,135	$6,181,828

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$2,584,975	$2,578,590
Unearned premiums	672,688	614,067
Reinsurance payable	80,778	53,541
Other liabilities	269,441	288,941

Total liabilities	3,607,882	3,535,139

Preferred stock (shares authorized: 2009 and 2008 — 1,132,000; issued and outstanding 2009 — none; 2008 — 1,131,819)	0	299,429
Common stock (shares authorized: 2009 and 2008 — 22,000,000; issued and outstanding 2009 — 9,118,367; 2008 — 8,516,270)	9,118	8,349
Contributed capital	924,432	742,863
Accumulated other comprehensive income	81,133	87,249
Treasury stock, at cost (2009 — 104,780 shares; 2008 — 76,513)	(26,466)	(24,290)
Retained earnings	1,579,036	1,533,089

Total stockholders’ equity	2,567,253	2,646,689

	$6,175,135	$6,181,828

Shares of Common Stock Outstanding *	9,013,587	8,438,226

*	Adjusted to reflect the common stock dividend declared in February 2009.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
JUNE 30, 2009 AND 2008
(dollars in thousands)
(unaudited)

	2009	2008
Cash flows from operating activities
Net earnings	$90,575	$113,700
Earnings from discontinued operations, net	—	10,132

Earnings from continuing operations	$90,575	$103,568

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	16,347	11,234
Net realized capital (gains) losses	(139,974)	(115,064)
Other than temporary impairment losses	75,801	62,135
(Increase) decrease in other assets	(9,124)	(13,103)
(Increase) decrease in reinsurance receivable, net of reinsurance payable	67,143	295
(Increase) decrease in premium balances receivable	(56,715)	(30,140)
(Increase) decrease in ceded unearned premium reserves	(13,191)	4,373
(Increase) decrease in deferred acquisition costs	(2,512)	(2,108)
Increase (decrease) in other liabilities and current taxes	(28,921)	(34,528)
Increase (decrease) in unearned premiums	58,621	(10,760)
Increase (decrease) in losses and loss adjustment expenses	6,385	123,397

Net adjustments	(26,140)	(4,269)

Net cash provided by operating activities from continuing operations	64,435	99,299
Net cash provided by operating activities from discontinued operations	—	65,182

Net cash provided by operating activities	64,435	164,481

Cash flows from investing activities
Purchase of investments	(834,520)	(621,148)
Sales of investments	541,070	441,822
Maturities of investments	144,498	220,855
Purchases of property and equipment	(3,049)	(2,646)
Net change in short-term investments	298,557	(158,930)
Other, net	6,519	(206)

Net cash provided by investing activities from continuing operations	153,075	(120,253)
Net cash provided by investing activities from discontinued operations	—	(66,211)

Net cash (used in) provided by investing activities	153,075	(186,464)

Cash flows from financing activities
Treasury stock acquisitions	(35,691)	(1,927)
Convertible preferred stock acquisitions	(117,358)	—
Convertible preferred stock dividends paid	(7,456)	(8,741)
Tax benefit on stock based compensation	312	2,330
Other, net	(501)	1,370

Net cash provided by (used in) financing activities from continuing operations	(160,694)	(6,968)
Net cash provided by (used in) financing activities from discontinued operations	—	—

Net cash provided by (used in) financing activities	(160,694)	(6,968)

Cash flows of discontinued operations
Operating activities	—	(65,182)
Investing activities	—	66,211
Financing activities	—	—

Net cash provided by (used in) discontinued operations	—	1,029

Net cash provided by (used in) continuing operations	56,816	(27,922)
Cash at beginning of period	18,125	57,646

Cash at end of period	$74,941	$29,724

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1	$72
Income taxes paid (refunds received)	$25,906	$93,718
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
Alleghany Corporation and Subsidiaries
1. Principles of Financial Statement Presentation
This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, of Alleghany Corporation (“Alleghany”).
Alleghany, a Delaware corporation, is engaged in the property and casualty and surety insurance business through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”). AIHL’s insurance business is conducted through its wholly-owned subsidiaries RSUI Group, Inc. (“RSUI”), Capitol Transamerica Corporation and Platte River Insurance Company (collectively “CATA”), and Employers Direct Corporation (“EDC”). AIHL Re LLC (“AIHL Re”), a captive reinsurance subsidiary of AIHL, has in the past provided reinsurance to Alleghany operating units and affiliates. In addition, Alleghany owns approximately 33 percent of the outstanding shares of common stock of Homesite Group Incorporated (“Homesite”), a national, full-service, mono-line provider of homeowners insurance, and approximately 38 percent of ORX Exploration, Inc. (“ORX”), a regional oil and gas exploration and production company. These investments are reflected in Alleghany’s financial statements in other invested assets. Alleghany also owns and manages properties in the Sacramento, California region through its subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”) and conducts corporate investment and other activities at the parent level, including the holding of strategic equity investments. These strategic equity investments are available to support the internal growth of subsidiaries and for acquisitions of, and substantial investments in, operating companies. Alleghany also owned approximately 55 percent of Darwin Professional Underwriters, Inc. (“Darwin”) until its disposition on October 20, 2008. Accordingly, the operations of Darwin have been reclassified as discontinued operations for all periods presented. See Note 2 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2008 10-K.
The financial statements contained in this report on Form 10-Q are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to a fair statement of results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.
The accompanying consolidated financial statements include the results of Alleghany and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company balances and transactions have been eliminated in consolidation.
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

During the third quarter of 2008, Alleghany identified an error in the amount of $15.0 million with respect to additional deferred tax liability that relates to prior periods. The $15.0 million specifically relates to the capital gains taxes incurred by Alleghany at the date of Darwin’s disposition. GAAP requires that capital gains taxes be accrued for over time as income is reported, from the date of Darwin’s initial public offering in May 2006 until the date of Darwin’s disposition. As a result, for the six month period ended June 30, 2008, earnings from discontinued operations (as well as net earnings) were reduced by $5.5 million related to the portion of the $15.0 million that is attributable to the first half of 2008. These corrections are not material to Alleghany’s consolidated financial statements.
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
In September 2006, FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), was issued. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Alleghany adopted the provisions of SFAS 157 as of January 1, 2008, and the implementation did not have a material impact on its results of operations and financial condition. See Note 7.
In October 2008, FASB Staff Position No. 157-3 (“FSP FAS157-3”) was issued. FSP FAS157-3 clarifies the application of SFAS 157 in an inactive market. If a market becomes inactive, then the fair value determination for securities in that market may be based on inputs that are unobservable in the market, rather than being based on either unadjusted quoted prices or observable market inputs. FSP FAS157-3 is effective upon issuance, including periods for which financial statements have not been issued. Alleghany adopted the provisions of FSP FAS157-3 as of September 30, 2008, and the implementation did not have a material impact on its results of operations and financial condition. See Note 7.
In April 2009, FASB Staff Position No. 157-4 (“FSP FAS157-4”) was issued. FSP FAS157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 regarding the determination of when a market is not considered to be active and when a transaction is not considered to be distressed. The determination of whether a market is not considered to be active is based on an evaluation of a number of factors. If such factors indicate that a market is not active, it must then be determined whether a quoted price from that market is associated with a distressed transaction based on the facts and circumstances. FSP FAS157-4 also provides for additional financial statement disclosure. FSP FAS157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Alleghany adopted the provisions of FSP FAS157-4 in the second quarter of 2009, and the implementation did not have a material impact on its results of operations and financial condition. See Note 7.
In April 2009, FASB Staff Position No. 115-2 and 124-2 (“FSP FAS115-2 and 124-2”) was issued. FSP FAS115-2 and 124-2 provides additional guidance in accounting for and presenting impairment losses on debt securities. If a decline in fair value below the amortized cost exists at the balance sheet date for a debt security, and the entity intends to sell the security or it is more likely than not that the entity will sell the debt security before recovery of its cost basis, an other than temporary impairment exists. Furthermore, the amount of the impairment related to the credit losses must be recognized in earnings, whereas the amount of the impairment related to other factors must be recognized in other comprehensive income. FSP FAS115-2 and 124-2 also provides for additional financial statement disclosure. FSP FAS115-2 and 124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Alleghany adopted the provisions of FSP FAS115-2 and 124-2 in the second quarter of 2009, and the implementation did not have a material impact on its results of operations and financial condition. As part of its implementation of FSP FAS 115-2 and 124-2, Alleghany has determined that current and prior period other than temporary impairment losses on debt securities are credit-related. See Note 7.
In April 2009, FASB Staff Position No. 107-1 and APB28-1 (“FSP FAS107-1 and APB28-1”) was issued. FSP FAS107-1 and APB28-1 amend existing fair value disclosure requirements for financial instruments by requiring that such disclosures be made in interim financial statements. FSP FAS107-1 and APB28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Alleghany adopted the provisions of FSP FAS107-1 and APB28-1 in the second quarter of 2009, and the implementation did not have a material impact on its results of operations and financial condition. See Note 7.
In May 2009, FASB Statement No. 165, “Subsequent Events” (“SFAS 165”), was issued. SFAS 165 establishes general standards related to events that occur after the balance sheet date but before financial statements are issued. SFAS 165 describes the circumstances where events or transactions occurring after the balance sheet date should be recognized in the financial statements and provides for additional financial statement disclosure. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Alleghany adopted SFAS 165 in the 2009 second quarter, and the implementation did not have a material impact on its results of operations and financial condition. Alleghany has evaluated subsequent events through August 6, 2009.
Future Application of Accounting Standards
In June 2009, FASB Statements No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”), and No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), were issued. SFAS 166 and SFAS 167 change the way entities account for securitizations and special-

purpose entities. SFAS 166 is a revision to Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and, among other things, will eliminate the concept of a “qualifying special-purpose entity,” change the requirements for derecognizing financial assets, and require additional disclosure about transfers of financial assets, including securitization transactions and an entity’s continuing exposure to the risks related to transferred financial assets. SFAS 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting rights (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 166 and SFAS 167 are generally effective for periods beginning in 2010. Alleghany will adopt SFAS 166 and SFAS 167 in the 2010 first quarter, and Alleghany does not believe the implementation will have a material impact on its results of operations and financial condition. Alleghany did not have any off-balance sheet arrangements outstanding at June 30, 2009 or December 31, 2008, including those that may involve the types of entities contemplated in SFAS 166 and SFAS 167.
In June 2009, FASB Statements No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“SFAS 168”), was issued. SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. Alleghany will adopt SFAS 168 in the 2009 third quarter, and Alleghany does not believe the implementation will have any impact on its results of operations and financial condition.
3. Earnings Per Share of Common Stock
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2009 and 2008 (in millions, except share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net earnings	$46.0	$17.8	$90.6	$113.7
Preferred dividends*	2.2	4.3	6.2	8.6

Income available to common stockholders for basic earnings per share	43.8	13.5	84.4	105.1
Preferred dividends*	2.2	—	6.2	8.6
Effect of other dilutive securities	—	—	(1.1)	0.1

Income available to common stockholders for diluted earnings per share	$46.0	$13.5	$89.5	$113.8

Weighted average shares outstanding applicable to basic earnings per share	8,556,911	8,507,719	8,506,208	8,502,135
Preferred stock*	651,474	—	860,242	1,017,928
Effect of other dilutive securities	—	—	4,973	20,708

Adjusted weighted average shares outstanding applicable to diluted earnings per share	9,208,385	8,507,719	9,371,423	9,540,771

*	Includes the impact of the mandatory conversion on June 15, 2009 of all outstanding shares of Alleghany’s 5.75% Mandatory Convertible Preferred Stock (see Note 9).
Contingently issuable shares of 34,072 and 49,476 were potentially available during the first six months of 2009 and 2008, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.
Earnings per share by quarter may not equal the amount for the full year due to rounding.
4. Commitments and Contingencies
(a) Leases
Alleghany leases certain facilities, furniture and equipment under long-term lease agreements.
(b) Litigation
Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management such provisions are adequate at June 30, 2009.
(c) Asbestos and Environmental Exposure
AIHL’s reserve for unpaid losses and loss adjustment expenses includes $19.5 million of gross reserves and $19.4 million of net reserves at June 30, 2009, and $20.4 million of gross reserves and $20.3 million of net reserves at December 31, 2008, for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976. This subsidiary exited this business in 1976. Although Alleghany is unable at this time to determine whether additional reserves, which could have a material impact upon its results of operations, may be necessary in the future, Alleghany believes that CATA’s asbestos and environmental reserves are adequate at June 30, 2009. Additional information concerning CATA’s asbestos and environmental exposure can be found in Note 13 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2008
10-K.
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
The Products Liability Indemnification is divided into two parts, the first relating to products liability claims arising in respect of events occurring during the period prior to Alleghany’s acquisition of the World Minerals business from Johns Manville Corporation, Inc. (f/k/a Manville Sales Corporation) (“Manville”) in July 1991 (the “Manville Period”), and the second relating to products liability claims arising in respect of events occurring during the period of Alleghany ownership (the “Alleghany Period”). Under the terms of the Stock Purchase Agreement, Alleghany will provide indemnification at a rate of 100 percent for the first $100.0 million of losses arising from products liability claims relating to the Manville Period and at a rate of 50 percent for the next $100.0 million of such losses, so that Alleghany’s maximum indemnification obligation in respect of products liability claims relating to the Manville Period is $150.0 million. This indemnification obligation in respect of Manville Period products liability claims will expire on July 31, 2016. The Stock Purchase Agreement states that it is the intention of the parties that, with regard to losses incurred in respect of products liability claims relating to the Manville Period, recovery should first be sought from Manville, and that Alleghany’s indemnification obligation in respect of products liability claims relating to the Manville Period is intended to indemnify the Purchaser for such losses which are not recovered from Manville within a reasonable period of time after recovery is sought from Manville. In connection with World Minerals’ acquisition of the assets of the industrial minerals business of Manville in 1991, Manville agreed to indemnify World Minerals for certain product liability claims, in respect of products of the industrial minerals business manufactured during the Manville Period, asserted against World Minerals through July 31, 2006. In June 2006, Manville agreed to extend its indemnification for such claims asserted against World Minerals through July 31, 2009. Notwithstanding the recent expiration of the Manville indemnity, World Minerals did not assume in its 1991 acquisition of the Manville industrial minerals business assets liability for product liability claims to the extent that such claims relate, in whole or in part, to the Manville Period, and Manville should continue to be responsible for such claims.
With respect to the Contract Indemnification, substantially all of the representations and warranties to which the Contract Indemnification applies survived until July 14, 2007, with the exception of certain representations and warranties such as those related to environmental, real estate and tax matters, which survive for longer periods and generally, except for tax and certain other matters, apply only to aggregate losses in excess of $2.5 million, up to a maximum of approximately $123.0 million. The Stock Purchase Agreement provides that Alleghany has no responsibility for products liability claims arising in respect of events occurring after the closing, and that any products liability claims involving both pre-closing and post-closing periods will be apportioned on an equitable basis. Additional information concerning the Contract Indemnification and Products Liability Indemnification can be found in Note 13 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2008 10-K.
Based on Alleghany’s historical experience and other analyses, in July 2005, Alleghany established a $600 thousand reserve in connection with the Products Liability Indemnification for the Alleghany Period. Such reserve was $321 thousand at June 30, 2009.
(e) Equity Holdings Concentration
At June 30, 2009, Alleghany had a concentration of market risk in its available-for-sale equity securities portfolio of common stock of Burlington Northern Santa Fe Corporation (“Burlington Northern”), a railroad holding company, amounting to $73.5 million. During the first six months of 2009, Alleghany sold approximately 2.0 million shares of Burlington Northern common stock, resulting in a pre-tax gain of $113.1 million. During the first six months of 2008, Alleghany sold approximately 1.0 million shares of Burlington Northern common stock, resulting in a pre-tax gain of $78.1 million.
At June 30, 2009, Alleghany also had a concentration of market risk in its available-for-sale equity securities portfolio with respect to the common stock of certain energy sector businesses amounting to $413.7 million.
5. Segment of Business
Information related to Alleghany’s reportable segment is shown in the table below. Property and casualty and surety insurance operations are conducted by AIHL through its insurance operating units RSUI, CATA and EDC. In addition, AIHL Re is a wholly-owned subsidiary of AIHL that has in the past provided reinsurance to Alleghany’s insurance operating units and affiliates.
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

	Three months ended June 30,		Six months ended June 30,

(in millions)	2009	2008	2009	2008

Revenues:
AIHL insurance group:
Net premiums earned
RSUI	$159.2	$174.2	$319.9	$352.0
CATA	41.2	48.0	83.2	94.9
EDC	4.1	18.0	19.5	38.6
AIHL Re	—	—	—	0.2

	204.5	240.2	422.6	485.7

Net investment income	27.7	30.6	54.7	62.2
Net realized capital gains	19.0	24.3	26.5	35.9
Other than temporary impairment losses(1)	(9.7)	(47.1)	(75.8)	(62.1)
Other income	0.4	0.1	0.9	0.2

Total insurance group	241.9	248.1	428.9	521.9

Corporate activities:
Net investment income(2)	(3.0)	4.2	(3.1)	7.9
Net realized capital gains(3)	60.5	1.0	113.5	79.1
Other than temporary impairment losses	—	—	—	—
Other income	0.1	—	0.1	—

Total	$299.5	$253.3	$539.4	$608.9

Earnings from continuing operations, before income taxes:
AIHL insurance group:
Underwriting profit (loss)(4)
RSUI (5)	$40.8	$54.7	$83.0	$93.3
CATA	3.7	3.5	5.9	7.7
EDC (6)	(54.1)	(29.9)	(60.7)	(33.0)
AIHL Re	—	—	—	0.1

	(9.6)	28.3	28.2	68.1

Net investment income	27.7	30.6	54.7	62.2
Net realized capital gains	19.0	24.3	26.5	35.9
Other than temporary impairment losses(1)	(9.7)	(47.1)	(75.8)	(62.1)
Other income, less other expenses	(11.4)	(11.5)	(19.8)	(22.5)

Total insurance group	16.0	24.6	13.8	81.6

Corporate activities:
Net investment income(2)	(3.0)	4.2	(3.1)	7.9
Net realized capital gains(3)	60.5	1.0	113.5	79.1
Other than temporary impairment losses	—	—	—	—
Other income	0.1	—	0.1	—
Corporate administration and other expenses	7.7	9.2	8.0	19.8
Interest expense	0.2	0.2	0.3	0.3

Total	$65.7	$20.4	$116.0	$148.5

(1)	Reflects impairment charges for unrealized losses related to AIHL’s investment portfolio that were deemed to be other than temporary. See Note 7.

(2)	Includes ($2.2) million and $1.0 million for the six months ended June 30, 2009 and 2008, respectively, of Alleghany’s equity in earnings of Homesite, net of purchase accounting adjustments. Also includes losses associated with Alleghany’s equity in earnings of ORX, net of purchase accounting adjustments, in the 2009 periods. (See Note 4 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2008 10-K).

(3)	Principally reflects net realized capital gains from the sale of Burlington Northern common stock.

(4)	Represents net premiums earned less loss and loss adjustment expenses and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, other income, net realized capital gains, or other than temporary impairment losses.

(5)	Includes significant net releases of prior year loss and loss adjustment expense reserves of $11.9 million and $16.7 million for the three and six months ended June 30, 2009 and 2008, respectively.

(6)	Includes significant net increases in current and prior year loss and loss adjustment expense reserves of $34.5 million for the three and six months ended June 30, 2009 (see Note 10) and $24.7 million for the three and six months ended June 30, 2008. In connection with this adjustment, EDC increased its premium deficiency reserve by $8.0 million in the 2009 second quarter, which reduced net premiums earned.
6. Reinsurance
As discussed in the 2008 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2009. RSUI has placed all of its catastrophe reinsurance program for the 2009-2010 period. The new reinsurance program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 33.15 percent co-participation by RSUI, in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5 percent co-participation by RSUI, in excess of $200.0 million. The new program is substantially similar to the expired program. In addition, RSUI’s property per risk reinsurance program for the 2009-2010 period provides RSUI with reinsurance for $90.0 million of losses in excess of $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance, which is substantially similar to the expired program.
RSUI reinsures its other lines of business through quota share treaties, except for professional liability and binding authority lines where RSUI retains all of such business. RSUI’s quota share reinsurance treaty for umbrella/excess renewed on June 1, 2009 on the same terms as the expiring treaty, providing coverage for policies with limits up to $30.0 million, with RSUI ceding 35 percent of the premium and loss for policies with limits up to $15.0 million and ceding 67.5 percent of the premium and loss for policies with limits in excess of $15.0 million up to $30.0 million. RSUI’s D&O liability line quota share reinsurance treaty renewed on July 1, 2009 on the same terms as the expiring treaty, providing coverage for policies with limits up to $20.0 million, with RSUI ceding 35 percent of the premium and loss for all policies with limits up to $10.0 million and ceding 60 percent of the premium and loss for policies with limits in excess of $10.0 million up to $20.0 million.
7. Investments
(a) Fair Value
The estimated carrying values and fair values of Alleghany’s consolidated financial instruments as of June 30, 2009 and December 31, 2008 were as follows (in millions):

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Investments (excluding equity-method investments)*	$3,971.7	$3,971.7	$4,057.7	$4,057.7

*	For purposes of this table, investments include available-for-sale securities as well as investments in partnerships carried at fair value that are included in other invested assets. Investments exclude Alleghany’s investments in Homesite, ORX and partnerships that are accounted for under the equity method which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
In September 2006, SFAS 157 was issued. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Alleghany adopted the provisions of SFAS 157 as of January 1, 2008, and the implementation did not have a material impact on its results of operations and financial condition. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, SFAS 157 establishes a three-tiered hierarchy for inputs used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are market participant assumptions developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are the reporting entity’s own assumptions about market participant assumptions developed based on the best information available under the circumstances. In assessing the appropriateness of using observable inputs in making its fair value determinations, Alleghany considers whether the market for a particular security is “active” or not based on all the relevant facts and circumstances. For example, Alleghany may consider a market to be inactive if there are relatively few recent transactions or if there is a significant decrease in market volume. Furthermore, Alleghany considers whether observable transactions are “orderly” or not. Alleghany does not consider a transaction to be orderly if there is evidence of a forced liquidation or other distressed condition, and as such, little or no weight is given to that transaction as an indicator of fair value.
The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	“Level 1” — Valuations are based on unadjusted quoted prices in active markets for identical, unrestricted assets. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these assets does not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Alleghany’s assets utilizing Level 1 inputs generally include common stocks and debt securities issued directly by the U.S. Government, where Alleghany’s valuations are based on quoted market prices.

•	“Level 2” — Valuations are based on quoted market prices where such markets are not deemed to be sufficiently “active.” In such circumstances, additional valuation metrics will be used which involve direct or indirect observable market inputs. Alleghany’s assets utilizing Level 2 inputs generally include debt securities other than debt issued directly by the U.S. Government and preferred stocks. Substantially all of the determinations of value in this category are based on a single quote from third-party dealers and pricing services. As Alleghany generally does not make any adjustments thereto, such quote typically constitutes the sole input in Alleghany’s determination of the fair value of these types of securities. In developing a quote, such third parties will use the terms of the security and market-based inputs. Terms of the security include coupon, maturity date, and any special provisions that may, for example, enable the investor, at its election, to redeem the security prior to its scheduled maturity date. Market-based inputs include the level of interest rates applicable to comparable securities in the market place and current credit rating(s) of the security. Such quotes are generally non-binding.

•	“Level 3” — Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Valuation under Level 3 generally involves a significant degree of judgment on the part of Alleghany. Alleghany’s assets utilizing Level 3 inputs are primarily limited to partnership investments. Quotes from the third-party general partner of the entity in which such investment was held, which will often be based on unobservable market inputs, constitute the primary input in Alleghany’s determination of the fair value.
     Alleghany validates the reasonableness of its fair value determinations for Level 2 securities by testing the methodology of the relevant third-party dealer or pricing service that provides the quotes upon which the fair value determinations are made. Alleghany tests the methodology by comparing such quotes with prices from executed market trades when such trades occur. Alleghany discusses with the relevant third-party dealer or pricing service any identified material discrepancy between the quote derived from its methodology and the executed market trade in order to resolve the discrepancy. Alleghany uses the quote from the third-party dealer or pricing service unless Alleghany determines that the methodology used to produce such quote is not in compliance with GAAP. In addition to such procedures, Alleghany also compares the aggregate amount of the fair value for such Level 2 securities with the aggregate fair value provided by a third-party financial institution. Furthermore, Alleghany reviews the reasonableness of its classification of securities within the three-tiered hierarchy to ensure that the classification is consistent with SFAS 157.
     The estimated carrying values of Alleghany’s financial instruments as of June 30, 2009 and December 31, 2008 allocated among the three levels set forth above were as follows (in millions):

	Level 1	Level 2	Level 3	Total

As of June 30, 2009

Assets
Equity securities:
Common stock	$579.7	$—	$—	$579.7
Preferred stock	—	32.1	—	32.1
Debt securities:
U.S. Government obligations	232.5	197.7	—	430.2
Mortgage and asset-backed securities*	—	548.1	3.7	551.8
States, municipalities, political subdivisions	—	1,393.0	—	1,393.0
Foreign	—	158.2	—	158.2
Corporate bonds and other	—	454.5	—	454.5

	232.5	2,751.5	3.7	2,987.7

Short-term investments	141.8	200.2	—	342.0
Other invested assets**	—	—	30.2	30.2

Investments (excluding equity-method investments)	$954.0	$2,983.8	$33.9	$3,971.7

As of December 31, 2008

Assets
Equity securities:
Common stock	$619.8	$—	$—	$619.8
Preferred stock	—	9.7	—	9.7
Debt securities:
U.S. Government obligations	266.3	20.3	—	286.6
Mortgage and asset-backed securities*	—	653.8	0.7	654.5
States, municipalities, political subdivisions	—	1,434.1	—	1,434.1
Foreign	—	177.3	—	177.3
Corporate bonds and other	—	207.5	—	207.5

	266.3	2,493.0	0.7	2,760.0

Short-term investments	175.9	460.3	—	636.2
Other invested assets**	—	—	32.0	32.0

Investments (excluding equity-method investments)	$1,062.0	$2,963.0	$32.7	$4,057.7

*	Consists primarily of residential mortgage-backed securities.

**	The carrying value of partnership investments of $30.2 million decreased by $1.8 million from the December 31, 2008 carrying value of $32.0 million, due primarily to a decrease in estimated fair value during the period.

(b) Available-For-Sale Securities
The available-for-sale securities at June 30, 2009 and December 31, 2008 are summarized as follows (in millions):
June 30, 2009

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value

Consolidated
Equity securities:
Common stock	$480.0	$122.1	$(22.4)	$579.7
Preferred stock	20.2	11.9	—	32.1
Debt securities:
U.S. Government obligations	422.6	7.7	(0.1)	430.2
Mortgage and asset-backed securities*	577.7	9.2	(35.1)	551.8
States, municipalities, political subdivisions	1,362.5	34.3	(3.8)	1,393.0
Foreign	154.6	5.8	(2.2)	158.2
Corporate bonds and other	448.4	7.0	(0.9)	454.5

	2,965.8	64.0	(42.1)	2,987.7

Short-term investments	342.0	—	—	342.0

	$3,808.0	$198.0	$(64.5)	$3,941.5

Industry Segment

AIHL insurance group	$3,631.3	$134.1	$(64.0)	$3,701.4
Corporate activities	176.7	63.9	(0.5)	240.1

	$3,808.0	$198.0	$(64.5)	$3,941.5

December 31, 2008

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value

Consolidated
Equity securities:
Common stock	$453.5	$215.0	$(48.7)	$619.8
Preferred stock	9.7	—	—	9.7
Debt securities:
U.S. Government obligations	274.7	11.9	—	286.6
Mortgage and asset-backed securities*	707.7	10.1	(63.3)	654.5
States, municipalities, political subdivisions	1,421.8	23.4	(11.1)	1,434.1
Foreign	172.5	6.6	(1.8)	177.3
Corporate bonds and other	205.1	4.1	(1.7)	207.5

	2,781.8	56.1	(77.9)	2,760.0

Short-term investments	636.2	—	—	636.2

	$3,881.2	$271.1	$(126.6)	$4,025.7

Industry Segment
AIHL insurance group	$3,624.0	$79.2	$(125.9)	$3,577.3
Corporate activities	257.2	191.9	(0.7)	448.4

	$3,881.2	$271.1	$(126.6)	$4,025.7

*	Consists primarily of residential mortgage-backed securities.
The amortized cost and estimated fair value of debt securities at June 30, 2009 by contractual maturity are shown below (in millions). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Short-term investments due in one year or less	$342.0	$342.0

Mortgage and asset-backed securities*	577.7	551.8

Debt securities
One year or less	175.3	177.3
Over one through five years	1,275.1	1,303.0
Over five through ten years	432.1	442.5
Over ten years	505.6	513.1

Equity securities	500.2	611.8

	$3,808.0	$3,941.5

*	Consists primarily of residential mortgage-backed securities.
The proceeds from sales of available-for-sale securities were $541.1 million for the six months ended June 30, 2009. The amounts of gross realized gains and gross realized losses of available-for-sale securities were $157.2 million and $81.0 million, respectively, for the six months ended June 30, 2009. The gross loss amounts include impairment charges, as discussed below.
(c) Other Than Temporary Impairment Losses
Alleghany holds its equity and debt securities as available for sale, and as such, these securities are recorded at fair value. Alleghany continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If Alleghany believes a decline in the value of a particular investment is temporary, Alleghany records the decline as an unrealized loss in common stockholders’ equity. If the decline is believed to be other than temporary, it is written down to the carrying value of the investment and a loss is recorded on Alleghany’s statement of earnings. In addition, under FAS FSP115-2 and 124-2, any portion of such decline that relates to debt securities that is believed to arise from factors other than credit is to be recorded as a component of other comprehensive income.
Management’s assessment of a decline in value includes, among other things: (i) the duration of time and the relative magnitude to which fair value of the investment has been below cost; (ii) the financial condition and near-term prospects of the issuer of the investment; (iii) extraordinary events, including negative news releases and rating agency downgrades, with respect to the issuer of the investment; (iv) Alleghany’s ability and intent to hold an equity security for a period of time sufficient to allow for any anticipated recovery; and (v) whether it is more likely than not that Alleghany will sell a debt security before recovery of its amortized cost basis. A debt security is deemed impaired if it is probable that Alleghany will not be able to collect all amounts due under the security’s contractual terms. An equity security is deemed impaired if, among other things, its decline in estimated fair value has existed for twelve months or more or if its decline in estimated fair value from its cost is greater than 50 percent, absent compelling evidence to the contrary. Further, for securities expected to be sold, an other than-temporary impairment charge is recognized if Alleghany does not expect the fair value of a security to recover its cost prior to the expected date of sale. If that judgment changes in the future, Alleghany may ultimately record a realized loss after having originally concluded that the decline in value was temporary. Risks and uncertainties are inherent in the methodology Alleghany uses to assess other than temporary declines in value. Risks and uncertainties could include, but are not limited to, incorrect assumptions about financial condition, liquidity or future prospects, inadequacy of any underlying collateral and unfavorable changes in economic or social conditions, interest rates or credit ratings.
Other than temporary impairment losses in the first six months of 2009 reflect $75.8 million of impairment charges related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings. Of the $75.8 million, $47.6 million related to equity holdings in the energy sector, $16.4 million related to holdings in various other equity sectors and $11.8 million related to debt security holdings (all of which were deemed to be credit-related). Of the $75.8 million of impairment losses, $9.7 million was incurred in the second quarter of 2009, which included $0.8 million related to debt security holdings (all of which were deemed to be credit-related). The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the declines in fair value of such securities relative to cost as of the balance sheet date. Such severe declines are primarily related to a significant deterioration of U.S. equity and, to a lesser extent, residential housing market conditions during the latter part of 2008 and the first quarter of 2009, which abated somewhat in the 2009 second quarter. Other than temporary impairment losses in the first six months of 2008 reflect $62.1 million of impairment losses related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings. Of the $62.1 million of impairment losses, $47.1 million was incurred in the second quarter of 2008 and related to equity holdings primarily in the energy and financial services sectors.
After adjusting the cost basis of securities for the recognition of unrealized losses through impairment charges, the gross unrealized investment losses and related fair value for debt securities and equity securities at June 30, 2009 and December 31, 2008, were as follows (in millions):

June 30, 2009

		Gross
	Fair	unrealized
	value	losses

Debt securities
U.S. Government obligations
Less than 12 months	$22.9	$0.1
More than 12 months	—	—
Mortgage & asset-backed securities
Less than 12 months	104.2	2.9
More than 12 months	150.5	32.2
States, municipalities & political subdivisions
Less than 12 months	152.6	1.8
More than 12 months	48.0	2.0
Foreign
Less than 12 months	28.0	2.0
More than 12 months	0.8	0.2
Corporate bonds and other
Less than 12 months	52.7	0.8
More than 12 months	1.7	0.1

Total debt securities
Less than 12 months	360.4	7.6
More than 12 months	201.0	34.5

Equity securities — Common Stock
Less than 12 months	145.1	22.4
More than 12 months	—	—

Equity securities — Preferred Stock
Less than 12 months	—	—
More than 12 months	—	—

Total temporarily impaired securities
Less than 12 months	505.5	30.0
More than 12 months	201.0	34.5

Total	$706.5	$64.5

December 31, 2008

		Gross
	Fair	unrealized
	value	losses

Debt securities
U.S. Government obligations
Less than 12 months	$—	$—
More than 12 months	—	—
Mortgage & asset-backed securities
Less than 12 months	311.9	46.1
More than 12 months	57.0	17.2
States, municipalities & political subdivisions
Less than 12 months	380.1	8.6
More than 12 months	20.9	2.5
Foreign
Less than 12 months	54.9	1.8
More than 12 months	—	—
Corporate bonds and other
Less than 12 months	39.8	1.1
More than 12 months	11.4	0.6

Total debt securities
Less than 12 months	786.7	57.6
More than 12 months	89.3	20.3

Equity securities — Common Stock
Less than 12 months	151.5	48.7
More than 12 months	—	—

Equity securities — Preferred Stock
Less than 12 months	—	—
More than 12 months	—	—

Total temporarily impaired securities
Less than 12 months	938.2	106.3
More than 12 months	89.3	20.3

Total	$1,027.5	$126.6

As of June 30, 2009, Alleghany held a total of 205 debt and equity securities that were in an unrealized loss position, of which 69 securities, all related to debt securities, were in an unrealized loss position continuously for 12 months or more. At June 30, 2009, substantially all of Alleghany’s debt securities were rated investment grade, and non-income producing invested assets were insignificant.
8. Income Taxes
In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued. This Interpretation clarifies the accounting for income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Alleghany adopted the provisions of this Interpretation as of January 1, 2007. The adoption of this Interpretation did not have any material impact on Alleghany’s results of operations and financial condition. As of June

30, 2009, Alleghany believes there were no material uncertain tax positions that would require disclosure under this Interpretation.
The effective tax rate on earnings from continuing operations before income taxes was 21.9 percent for the first six months of 2009, compared with 30.2 percent for the corresponding 2008 period. The lower effective tax rate primarily reflects the greater impact of tax-exempt income on Alleghany’s reduced earnings in the 2009 period.
9. Mandatory Convertible Preferred Stock
As discussed in Note 9(a) to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2008 10-K, on June 23, 2006, Alleghany completed an offering of 1,132,000 shares of its 5.75% mandatory convertible preferred stock (the “Preferred Stock”) at a public offering price of $264.60 per share, resulting in net proceeds of $290.4 million.
In November 2008, the Alleghany Board of Directors authorized the repurchase of shares of the Preferred Stock. Prior to the mandatory conversion date of June 15, 2009, Alleghany repurchased an aggregate of 442,998 shares of the Preferred Stock in the open market for approximately $117.4 million, at an average price per share of $264.92.
On June 15, 2009, all outstanding shares of the Preferred Stock were mandatorily converted into shares of Alleghany common stock. Each outstanding share of the Preferred Stock was automatically converted into 1.0139 shares of Alleghany common stock based on the arithmetic average of the daily volume-weighted average price per share of Alleghany common stock for each of the 20 consecutive trading days ending on June 10, 2009, or $260.9733 per share. Alleghany issued approximately 698,009 shares of its common stock for the 688,621 shares of the Preferred Stock that were outstanding at the date of the mandatory conversion.
10. EDC
EDC reported an underwriting loss of $60.7 million for the first six months of 2009, primarily reflecting a substantial decrease in net earned premiums from the corresponding 2008 period, a $34.5 million reserve increase, and an $8.0 million increase in its premium deficiency reserve. In addition, EDC also recorded a pre-tax non-cash impairment charge of $11.2 million as of June 30, 2009, which is classified as a net realized capital loss in its consolidated statement of earnings. In June 2009, EDC determined that it was unable to write business at rates it deemed adequate due to the current state of the California workers’ compensation market. As a result, EDC determined to cease soliciting new or renewal business on a direct basis commencing August 1, 2009 and took corresponding expense reduction steps, including staff reductions, in light of such determination. As a result of EDC’s determination to cease writing business on a direct basis and certain other factors, on June 30, 2009, A.M. Best downgraded its rating of EDC’s subsidiary, Employers Direct Insurance Company from A- (Excellent) with a negative outlook to B++ (Good) with a stable outlook.
In the 2009 second quarter, EDC increased its loss and loss adjustment expense reserves in the amount of $34.5 million, compared with a $24.7 million reserve increase in the 2008 second quarter. Of the $34.5 million reserve increase, $26.5 million related to prior accident years and $8.0 million related to the 2009 accident year. With respect to the $26.5 million increase for prior accident years, $17.7 million primarily reflected higher than expected paid losses and $8.8 million was attributable to the estimated impact of recent judicial decisions by the Workers Compensation

Appeals Board (“WCAB”) related to permanent disability determinations that have materially weakened prior workers’ compensation reforms instrumental in reducing medical and disability costs in earlier years. Cumulative paid losses in respect of prior accident years were expected to be lower through June 30, 2009 than the actual cumulative paid losses through that date. This amount of higher cumulative paid losses, expressed as a percentage of carried loss and loss adjustment expense reserves at the beginning of the year, was 1.5 percent. With respect to the $8.0 million reserve increase for the 2009 accident year, $6.2 million primarily reflected higher than expected paid losses and the remainder was attributable to the estimated impact of the WCAB decisions. Of EDC’s 2008 second quarter $24.7 million reserve increase, $14.9 million related to prior accident years and $9.8 million related to the 2008 accident year.
The $11.2 million pre-tax non-cash impairment charge as of June 30, 2009 represents the entire carrying value of EDC’s trade names, originally determined to have indefinite useful lives, renewal rights, distribution rights and database development, net of accumulated amortization. In addition, immaterial accruals were established related to terminated employee severance payments and other charges.

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
Consolidated Results of Operations
     The following discussion and analysis presents a review of our results for the three and six months ended June 30, 2009 and 2008. You should read this review in conjunction with the consolidated financial statements and other data presented in this Form 10-Q as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2008 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. Our results for the first six months of 2009 are not indicative of operating results in future periods.
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
     The profitability of our insurance operating units, and as a result, our profitability, is primarily impacted by the adequacy of premium rates, level of catastrophe losses, investment returns, intensity of competition and the cost of reinsurance. The ultimate adequacy of premium rates is not known with certainty at the time property and casualty insurance policies are issued because premiums are determined before claims are reported. The adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters, regulatory measures and court decisions that define and expand the extent of coverage and the effects of economic inflation on the amount of compensation due for injuries or losses.
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
     Our profitability is also affected by net realized capital gains, other than temporary impairment losses and net investment income. Our invested assets, which are derived primarily from our own capital and cash flow from our insurance operating units, are invested principally in debt securities, although we also invest in equity securities. The return on debt securities is primarily impacted by general interest rates and the credit quality and duration of the securities. Net realized capital gains include gains or losses realized upon sale of invested assets. Other than temporary impairment losses relate to unrealized losses that are deemed to be other than temporary and, as such, are required to be charged against earnings regardless of whether we continue to hold the applicable security. In the first six months of 2009, our other than temporary impairment losses were $75.8 million, of which $9.7 million was incurred in the second quarter of 2009. Of the $75.8 million, $47.6 million related to equity holdings in the energy sector, $16.4 million related to holdings in various other equity sectors and $11.8 million related to debt security holdings. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the declines in fair value of such securities relative to their cost as of the balance sheet date. Such severe declines are primarily related to a significant deterioration of U.S. equity market conditions during the latter part of 2008 and the first quarter of 2009, which abated somewhat in the 2009 second quarter. If the U.S. equity market deteriorates during the remainder of 2009, we may be required to record additional impairment charges later in 2009, which could have a material adverse impact on our results of operations.
     The profitability of our insurance operating units is also impacted by competition generally, and price competition in particular. Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity followed by periods of high premium rates and shortages of underwriting capacity. Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. Our insurance operating units began to experience increased competition in certain of their lines of business during 2006. This competitive environment continued during 2007, 2008 and the first half of 2009, resulting in fewer opportunities to write business and/or a decrease in pricing over that time.
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
Consolidated Results of Operations
     The following table summarizes our consolidated revenues, costs and expenses and earnings for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008

Revenues
Net premiums earned	$204.5	$240.2	$422.6	$485.7
Net investment income	24.6	34.8	51.6	70.1
Net realized capital gains	79.5	25.3	140.0	115.0
Other than temporary impairment losses	(9.7)	(47.1)	(75.8)	(62.1)
Other income	0.6	0.1	1.0	0.2

Total revenues	$299.5	$253.3	$539.4	$608.9

Costs and expenses
Loss and loss adjustment expenses	$143.9	$139.4	$256.7	$274.7
Commissions, brokerage and other underwriting expenses	70.2	72.5	137.7	143.0
Other operating expenses	12.3	12.3	21.5	24.0
Corporate administration	7.2	8.5	7.1	18.4
Interest expense	0.2	0.2	0.4	0.3

Total costs and expenses	233.8	232.9	423.4	460.4

Earnings from continuing operations, before income taxes	65.7	20.4	116.0	148.5
Income taxes	19.7	7.4	25.4	44.9

Earnings from continuing operations	46.0	13.0	90.6	103.6
Discontinued operations*
Operations	—	10.7	—	22.2
Income taxes	—	5.9	—	12.1

Earnings from discontinued operations, net of tax	—	4.8	—	10.1
Net earnings	$46.0	$17.8	$90.6	$113.7

Revenues:
AIHL	$241.9	$248.1	$428.9	$521.9
Corporate activities**	57.6	5.2	110.5	87.0
Earnings (loss) from continuing operations, before income taxes:
AIHL	$16.0	$24.6	$13.8	$81.6
Corporate activities**	49.7	(4.2)	102.2	66.9

*	Discontinued operations consist of the operations of Darwin Professional Underwriters, Inc., or “Darwin,” net of minority interest expense and the gain on disposition in 2008. Additional information regarding the results of discontinued operations can be found in Note 2 to the Notes to the Consolidated Financial Statements set forth in Item 8 of our 2008 10-K.

**	Corporate activities consist of Alleghany Properties, Homesite, ORX and corporate activities at the parent level.
Operating Results
     Our earnings from continuing operations before income taxes in the 2009 second quarter increased from the corresponding 2008 period, primarily reflecting higher net realized capital gains and lower other than temporary impairment losses, partially offset by lower net premiums earned. The increase in net realized capital gains primarily reflects net realized capital gains from sales at the parent level of common stock of Burlington Northern Santa Fe Corporation, or “Burlington Northern,” of $60.1 million in the 2009 second quarter, compared with no sales of Burlington Northern common stock in the 2008 second quarter. The decrease in other than temporary impairment losses was due in part to comparatively improved equity market returns in the 2009 second quarter compared with the corresponding 2008 period. Net premiums earned in the 2009 second quarter decreased from the corresponding 2008 period, primarily reflecting the impact of continuing competition at our insurance operating units.
     Our earnings from continuing operations before income taxes in the first six months of 2009 decreased from the corresponding 2008 period, primarily reflecting lower net premiums earned, partially offset by higher net realized capital gains. The decrease in net premiums earned primarily reflects the impact of continuing competition at each of our insurance operating units. The increase in net realized capital gains primarily reflects net realized capital gains from sales at the parent level of common stock of Burlington Northern of $113.1 million in the first six months of 2009, compared with $78.1 million of such sales in the corresponding 2008 period.
     Net investment income in the second quarter and first six months of 2009 decreased from the corresponding 2008 period due principally to lower average investment yields and losses on our investments in Homesite and ORX. Additional information regarding our investments can be found on pages 37 through 42 herein.
     Loss and loss adjustment expenses increased in the 2009 second quarter from the corresponding 2008 period, primarily reflecting a net reserve increase at EDC. Loss and loss adjustment expenses decreased in the first six months of 2009 from the corresponding 2008 period, primarily reflecting the net effect of lower net premium volume at our insurance operating units and lower property losses incurred by RSUI in the 2009 period. Additional information regarding these and other reserving actions and other items can be found in the discussion of AIHL’s operating unit results from continuing operations on pages 32 through 36 herein.
     The effective tax rate on earnings from continuing operations before income taxes was 21.9 percent for the first six months of 2009, compared with 30.2 percent for the corresponding 2008 period. The lower effective tax rate primarily reflects the greater impact of tax-exempt income on our reduced earnings in the 2009 period.

AIHL Operating Unit Pre-Tax Results from Continuing Operations

(in millions, except ratios)	RSUI	AIHL Re	CATA	EDC	AIHL
Three months ended June 30, 2009

Gross premiums written	$337.0	—	$45.1	$15.6	$397.7
Net premiums written	209.5	—	43.4	11.7	264.6

Net premiums earned (1)	$159.2	—	$41.2	$4.1	$204.5
Loss and loss adjustment expenses	76.0	—	19.0	48.9	143.9
Commission, brokerage and other underwriting expenses (2)	42.4	—	18.5	9.3	70.2

Underwriting profit (loss) (3)	$40.8	—	$3.7	$(54.1)	$(9.6)

Net investment income (1)					27.7
Net realized capital gains (1)					19.0
Other than temporary impairment losses (1)					(9.7)
Other income (1)					0.4
Other expenses (2)					(11.8)

Earnings from continuing operations, before income taxes					$16.0

Loss ratio (4)	47.8%	—	46.1%	n/m	70.4%
Expense ratio (5)	26.6%	—	45.0%	n/m	34.4%

Combined ratio (6)	74.4%	—	91.1%	n/m	104.8%

Three months ended June 30, 2008

Gross premiums written	$314.4	—	$56.9	$19.7	$391.0
Net premiums written	192.1	—	49.2	18.9	260.2

Net premiums earned (1)	$174.2	—	$48.0	$18.0	$240.2
Loss and loss adjustment expenses	76.1	—	23.9	39.4	139.4
Commission, brokerage and other underwriting expenses (2)	43.4	—	20.6	8.5	72.5

Underwriting profit (loss) (3)	$54.7	—	$3.5	$(29.9)	$28.3

Net investment income (1)					30.6
Net realized capital gains (1)					24.3
Other than temporary impairment losses (1)					(47.1)
Other income (1)					0.1
Other expenses (2)					(11.6)

Earnings from continuing operations, before income taxes					$24.6

Loss ratio (4)	43.7%	—	49.8%	218.2%	58.0%
Expense ratio (5)	24.9%	—	43.0%	47.3%	30.2%

Combined ratio (6)	68.6%	—	92.8%	265.5%	88.2%

(in millions, except ratios)	RSUI	AIHL Re	CATA	EDC	AIHL
Six months ended June 30, 2009

Gross premiums written	$587.1	—	$87.2	$32.1	$706.4
Net premiums written	359.2	—	81.6	27.0	467.8

Net premiums earned (1)	$319.9	—	$83.2	$19.5	$422.6
Loss and loss adjustment expenses	153.5	—	39.9	63.3	256.7
Commission, brokerage and other underwriting expenses (2)	83.4	—	37.4	16.9	137.7

Underwriting profit (loss) (3)	$83.0	—	$5.9	$(60.7)	$28.2

Net investment income (1)					54.7
Net realized capital gains (1)					26.5
Other than temporary impairment losses (1)					(75.8)
Other income (1)					0.9
Other expenses (2)					(20.7)

Earnings from continuing operations, before income taxes					$13.8

Loss ratio (4)	48.0%	—	48.0%	324.7%	60.8%
Expense ratio (5)	26.1%	—	44.9%	87.1%	32.6%

Combined ratio (6)	74.1%	—	92.9%	411.8%	93.4%

Six months ended June 30, 2008

Gross premiums written	$569.5	$0.2	$112.1	$43.0	$724.8
Net premiums written	344.5	0.2	95.2	40.0	479.9

Net premiums earned (1)	$352.0	$0.2	$94.9	$38.6	$485.7
Loss and loss adjustment expenses	170.6	—	47.4	56.6	274.6
Commission, brokerage and other underwriting expenses (2)	88.1	0.1	39.8	15.0	143.0

Underwriting profit (loss) (3)	$93.3	$0.1	$7.7	$(33.0)	$68.1

Net investment income (1)					62.2
Net realized capital gains (1)					35.9
Other than temporary impairment losses (1)					(62.1)
Other income (1)					0.2
Other expenses (2)					(22.7)

Earnings from continuing operations before income taxes					$81.6

Loss ratio (4)	48.5%	—	50.0%	146.6%	56.6%
Expense ratio (5)	25.0%	28.4%	41.9%	38.8%	29.4%

Combined ratio (6)	73.5%	28.4%	91.9%	185.4%	86.0%

(1)	Represent components of total revenues.

(2)	Commission, brokerage and other underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses attributable to underwriting activities, whereas the remainder constitutes other expenses.

(3)	Represents net premiums earned less loss and loss adjustment expenses and underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or net realized capital gains. Underwriting profit does not replace net income determined in accordance with GAAP as a measure of profitability; rather, we believe that underwriting profit, which does not include net investment income and other income or net realized capital gains, enhances the understanding of AIHL’s insurance operating units’ operating results by highlighting net income attributable to their underwriting performance. With the addition of net investment income and other income and net realized capital gains, reported pre-tax net income (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting profit as an important measure in the overall evaluation of performance.

(4)	Loss and loss adjustment expenses divided by net premiums earned, all as determined in accordance with GAAP.

(5)	Underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.

(6)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on losses (including loss adjustment expenses) and underwriting expenses.

     Discussion of individual AIHL operating unit results follows, and AIHL investment results are discussed below under “Investments.”
RSUI
     The increase in gross premiums written by RSUI in the second quarter and first six months of 2009 from the corresponding 2008 period primarily reflects recent growth in RSUI’s property and directors’ and officers’, or “D&O,” liability lines of business, partially offset by declines caused by continuing and increasing competition in most other lines, particularly in RSUI’s general liability and umbrella/excess lines of business. The decrease in net premiums earned by RSUI in the second quarter and first six months of 2009 from the corresponding 2008 period reflects continued declines in gross premiums written in most lines of business, particularly in RSUI’s general liability and umbrella/excess lines of business, over the past twelve months, partially offset by more recent increases in property and D&O gross premiums written as well as earlier growth in RSUI’s binding authority line of business. The binding authority line writes small, specialized coverages pursuant to underwriting authority arrangements with managing general agents.
     The decrease in loss and loss adjustment expenses in the first six months of 2009 primarily reflects lower non-catastrophe property losses in the first half of 2009 compared with the corresponding 2008 period, and higher levels of catastrophe losses in the 2008 period related to floods and tornados. In addition, loss and loss adjustment expenses for the first six months of 2009 reflect a net $11.9 million release of prior accident year loss reserves during the 2009 second quarter, compared with a $16.7 million net reserve release of prior accident year loss reserves during the corresponding 2008 period. The $11.9 million reserve release relates primarily to D&O liability, professional liability and general liability lines of business for the 2003 through 2006 accident years and reflects favorable loss emergence, compared with loss emergence patterns assumed in earlier periods for such lines of business. Specifically, cumulative losses for such lines of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be higher through June 30, 2009 than the actual cumulative losses through that date. This amount of lower cumulative losses, expressed as a percentage of carried loss and loss adjustment expense reserves at the beginning of the year, was 1.6 percent. Such reduction did not impact the assumptions used in estimating RSUI’s loss and loss adjustment expense liabilities for business earned in 2009. The $16.7 million reserve release in the 2008 second quarter includes a $5.0 million increase in estimated loss and loss adjustment expenses related to Hurricane Katrina after reinsurance.
     The decrease in commissions, brokerage and other underwriting expenses in the 2009 second quarter and first six months of 2009 compared with the corresponding 2008 periods primarily reflects the net effect of lower net premium volume in the more recent periods.
     The decrease in net premiums earned was the primary cause for the decrease in RSUI’s underwriting profit in the 2009 second quarter from the corresponding 2008 period. The decrease in net premiums earned, partially offset by a decrease in loss and loss adjustment expenses, was the primary cause for the decrease in RSUI’s underwriting profit in the first six months of 2009 from the corresponding 2008 period.

     In general, rates at RSUI in the first six months of 2009, compared with the corresponding 2008 period reflect overall industry trends of downward pricing as a result of increased competition.
     As discussed in the 2008 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2009. RSUI has placed all of its catastrophe reinsurance program for the 2009-2010 period. The new reinsurance program, RSUI’s catastrophe reinsurance program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 33.15 percent co-participation by RSUI, in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5 percent co-participation by RSUI, in excess of $200.0 million. The new program is substantially similar to the expired program. In addition, RSUI’s property per risk reinsurance program for the 2009-2010 period provides RSUI with reinsurance for $90.0 million of losses in excess of $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance, which is substantially similar to the expired program.
     RSUI reinsures its other lines of business through quota share treaties, except for professional liability and binding authority lines where RSUI retains all of such business. RSUI’s quota share reinsurance treaty for umbrella/excess renewed on June 1, 2009 on the same terms as the expiring treaty, providing coverage for policies with limits up to $30.0 million, with RSUI ceding 35 percent of the premium and loss for policies with limits up to $15.0 million and ceding 67.5 percent of the premium and loss for policies with limits in excess of $15.0 million up to $30.0 million. RSUI’s D&O liability line quota share reinsurance treaty renewed on July 1, 2009 on the same terms as the expiring treaty, providing coverage for policies with limits up to $20.0 million, with RSUI ceding 35 percent of the premium and loss for all policies with limits up to $10.0 million and ceding 60 percent of the premium and loss for policies with limits in excess of $10.0 million up to $20.0 million.
CATA
     CATA’s net premiums earned in the second quarter and first six months of 2009 decreased from the corresponding 2008 periods, primarily reflecting continuing and increasing price competition in CATA’s property and casualty (including in excess and surplus markets) and commercial surety lines of business, partially offset by net premiums earned in CATA’s recently established specialty markets division. The decrease in loss and loss adjustment expenses in the second quarter and first six months of 2009 from the corresponding 2008 periods primarily reflects a $7.7 million release of prior accident year loss reserves during the 2009 period (of which $4.8 million relates to the 2009 second quarter), compared with a $3.9 million release of prior accident year loss reserves during the corresponding 2008 period (of which $2.4 million relates to the 2008 second quarter), as well as lower net premiums earned in the 2009 period. The $7.7 million reserve release primarily reflects favorable loss emergence in the casualty and surety lines of business, compared with loss emergence patterns assumed in earlier periods for such lines of business. Specifically, cumulative losses for such lines of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be higher through June 30, 2009 than the actual cumulative losses through that date. This amount of lower cumulative losses, expressed as a percentage of carried loss and loss adjustment expense reserves at the beginning of the year, was 0.7 percent. Such reduction did not impact the assumptions used in estimating CATA’s loss and loss adjustment expense liabilities for business earned in 2009.
     The decrease in net premiums earned, partially offset by the decrease in loss and loss adjustment expenses described above, was the primary cause for the decrease in CATA’s underwriting profit in the first six months of 2009 from the corresponding 2008 period. By contrast, CATA’s underwriting profit in the 2009 second quarter was slightly higher than the corresponding 2008 period, due to the higher amount of prior accident year reserves released in the 2009 second quarter, which offset the negative impact of a decline in net premiums earned.
EDC
     EDC reported an underwriting loss of $60.7 million for the first six months of 2009, primarily reflecting a substantial decrease in net earned premiums from the corresponding 2008 period, a $34.5 million reserve increase, and an $8.0 million increase in its premium deficiency reserve. In addition, EDC also recorded a pre-tax non-cash impairment charge of $11.2 million as of June 30, 2009, which is classified as a net realized capital loss in its consolidated statement of earnings. In June 2009, EDC determined that it was unable to write business at rates it deemed adequate due to the current state of the California workers’ compensation market. As a result, EDC determined to cease soliciting new or renewal business on a direct basis commencing August 1, 2009 and took corresponding expense reduction steps, including staff reductions, in light of such determination. EDC’s decision to cease writing business on a direct basis will continue to have a material adverse affect on EDC’s profitability for the foreseeable future. As a result of EDC’s determination to cease writing business on a direct basis and certain other factors, on June 30, 2009, A.M. Best downgraded its rating of EDC’s subsidiary, Employers Direct Insurance Company from A- (Excellent) with a negative outlook to B++ (Good) with a stable outlook. EDC intends to re-enter the market at such time as it determines that rates have returned to an adequate level.
     The substantial decrease in net premiums earned in the first six months of 2009 from the corresponding 2008 period reflects a decline in EDC policy retentions primarily due to its determination in January 2009 to again increase rates for new and renewal business, despite continuing intense price competition, in light of rising medical and disability costs. The intense price competition has continued to occur despite the determination in March 2009 by the Workers’ Compensation Insurance Rating Bureau, or “WCIRB,” which recommends advisory pure premium rates to be used by companies in determining their premium rates, that such advisory rates should be increased by 23.7% and recent judicial decisions by the Workers Compensation Appeals Board, or “WCAB,” related to permanent disability determinations that have materially weakened prior workers’ compensation reforms instrumental in reducing medical and disability costs in earlier years. The WCAB has agreed to reconsider these recent judicial decisions, and a WCAB decision is currently pending. These decisions have not been stayed pending reconsideration.
     The increase in loss and loss adjustment expenses in the first six months of 2009 from the corresponding 2008 period primarily reflects a reserve increase of $34.5 million in the 2009 second quarter, compared with a $24.7 million reserve increase in the 2008 second quarter. Of the $34.5 million reserve increase, $26.5 million related to prior accident years and $8.0 million related to the 2009 accident year. With respect to the $26.5 million increase for prior accident years, $17.7 million primarily reflected higher than expected paid losses and $8.8 million was attributable to the estimated impact of the WCAB judicial decisions. Cumulative paid losses in respect of prior accident years were expected to be lower through June 30, 2009 than the actual cumulative paid losses through that date. This amount of higher cumulative paid losses, expressed as a percentage of carried loss and loss adjustment expense reserves at the beginning of the year, was 1.5 percent. With respect to the $8.0 million reserve increase for the 2009 accident year, $6.2 million primarily reflected higher than expected paid losses and the remainder was attributable to the estimated impact of the WCAB decisions. Of EDC’s 2008 second quarter $24.7 million reserve increase, $14.9 million related to prior accident years and $9.8 million related to the 2008 accident year. Although EDC believes its reserves were adequate as of June 30, 2009, including the provision for the WCAB decisions, if the WCAB decisions remain in effect, they could materially adversely affect the number and amount of EDC’s permanent disability payments, including those on its open claims, and the related loss and loss adjustment expense reserves.
     The $11.2 million pre-tax non-cash impairment charge as of June 30, 2009 represents the entire carrying value of EDC’s trade names, originally determined to have indefinite useful lives, renewal rights, distribution rights and database development, net of accumulated amortization. In addition, immaterial accruals were established related to terminated employee severance payments and other charges.
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

					Workers’
( in millions)	Property	Casualty(1)	CMP(2)	Surety	Comp(3)	All Other(4)	Total

At June 30, 2009
Gross loss and LAE reserves	$304.9	$1,878.8	$77.3	$17.5	$259.5	$47.0	$2,585.0

Reinsurance recoverables on unpaid losses	(118.4)	(820.1)	(1.4)	—	(18.4)	(27.0)	(985.3)

Net loss and LAE reserves	$186.5	$1,058.7	$75.9	$17.5	$241.1	$20.0	$1,599.7

At December 31, 2008
Gross loss and LAE reserves	$365.9	$1,836.6	$75.8	$21.5	$227.4	$51.4	$2,578.6

Reinsurance recoverables on unpaid losses	(153.5)	(811.6)	(0.3)	(0.2)	(12.2)	(30.5)	(1,008.3)

Net loss and LAE reserves	$212.4	$1,025.0	$75.5	$21.3	$215.2	$20.9	$1,570.3

(1)	Primarily consists of umbrella/excess, D&O liability, professional liability and general liability.

(2)	Commercial multiple peril.

(3)	Workers’ compensation amounts include EDC, net of purchase accounting adjustments (see Note 4 to the Notes to the Consolidated Financial Statements set forth in Item 8 of our 2008 10-K). Such adjustments include a minor reduction of gross and net loss and LAE for acquisition-date discounting, as required under purchase accounting. Workers’ compensation amounts also include minor balances from CATA.

(4)	Primarily consists of loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees. The loss and LAE reserves are ceded 100 percent to the sellers. Additional information regarding the loss reserve guarantees can be found in Note 5 to the Notes to the Consolidated Financial Statements set forth in Item 8 of our 2008 10-K.
Changes in Loss and LAE Reserves between June 30, 2009 and December 31, 2008
     Gross Reserves. Gross loss and LAE reserves at June 30, 2009 increased slightly from December 31, 2008, due to reserve increases in casualty and workers’ compensation lines of business, largely offset by a reserve decrease in property lines of business. The increase in casualty gross loss and LAE reserves primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior accident years at RSUI, partially offset by RSUI’s release of prior accident year reserves for D&O liability, professional liability and general liability lines of business for the 2003 through 2006 accident years. The increase in workers’ compensation gross loss and LAE reserves primarily reflects an increase by EDC of current and prior accident year reserves. The decrease in property gross loss and LAE reserves is mainly due to loss payments made by RSUI on hurricane related losses incurred in prior years.
     Net Reserves. Net loss and LAE reserves at June 30, 2009 increased slightly from December 31, 2008, due to reserve increases in casualty and workers’ compensation lines of business, largely offset by a reserve decrease in property lines of business. The increase in casualty net loss and LAE reserves primarily reflects anticipated loss reserves on current accident year net premiums earned and limited paid loss activity for the current and prior accident years at RSUI, partially offset by RSUI’s release of prior accident year reserves for D&O liability, professional liability and general liability lines of business for the 2003 through 2006 accident years. The increase in workers’ compensation net loss and LAE reserves primarily reflects an increase by EDC in current and prior accident year reserves. The decrease in property net loss and LAE reserves is mainly due to loss payments made by RSUI on hurricane related losses incurred in 2008 and 2005, substantially offset by corresponding increases in reinsurance recoverables on unpaid losses.
Reinsurance Recoverables
     At June 30, 2009, AIHL had total reinsurance recoverables of $1,016.5 million, consisting of $985.3 million of ceded outstanding losses and LAE and $31.2 million of recoverables on paid losses. RSUI’s reinsurance recoverables totaled approximately $835.2 million of AIHL’s $1,016.5 million.
     Approximately 94.4 percent of AIHL’s reinsurance recoverables balance at June 30, 2009 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. AIHL’s Reinsurance Security Committee, which includes certain of our officers and the chief financial officer of each of AIHL’s operating units and which manages the use of reinsurance by such operating units, had determined that reinsurers with a rating of A (Excellent) or higher have an ability to meet their ongoing obligations at a level that is acceptable to us. In February 2009, A.M. Best downgraded the financial strength rating for Swiss Reinsurance Company, our largest reinsurer, from A+ (Superior) to A (Excellent). As a financial strength rating of A (Excellent) is within the parameters determined to be acceptable by the Reinsurance Security Committee, the downgrade of Swiss Re’s financial strength rating is not expected to have any adverse effect on our financial position and results of operations.
     Information regarding concentration of AIHL’s reinsurance recoverables at June 30, 2009 was as follows (dollars in millions):

Reinsurer (1)	Rating (2)	Dollar Amount	Percentage

Swiss Reinsurance Company	A (Excellent)	$189.3	18.6%
The Chubb Corporation	A++ (Superior)	123.7	12.2%
Platinum Underwriters Holdings, Ltd.	A (Excellent)	95.0	9.4%
All other reinsurers		608.5	59.8%

Total		$1,016.5	100.0%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed reinsurer.

(2)	Represents the A.M. Best rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
     At June 30, 2009, AIHL also had fully collateralized reinsurance recoverables of $141.0 million due from Darwin, now a subsidiary of Allied World Assurance Company, Ltd. The A.M. Best financial strength rating of Darwin was A (Excellent) at June 30, 2009. AIHL had no allowance for uncollectible reinsurance as of June 30, 2009.
Corporate Activities Results of Operations
     Corporate activities recorded a pre-tax gain of $49.7 million on revenues of $57.6 million in the 2009 second quarter, compared with a pre-tax loss of $4.2 million on revenues of $5.2 million in the corresponding 2008 period, and a pre-tax gain of $102.2 million on revenues of $110.5 million in the first six months of 2009, compared with a pre-tax gain of $66.9 million on revenues of $87.0 million in the corresponding 2008 period. The results for the 2009 second quarter primarily reflect net realized capital gains at the parent level of $60.5 million, resulting principally from the sale of approximately 1.0 million shares of Burlington Northern common stock, whereas there were no such sales of Burlington Northern common stock in the 2008 second quarter. The results for the six months of 2009 and 2008 primarily reflect net realized capital gains at the parent level of $113.1 million and $78.1 million, respectively, resulting principally from the sale of approximately 2.0 million and 1.0 million shares of Burlington Northern common stock, respectively. As of June 30, 2009, we held approximately 1.0 million shares of Burlington Northern common stock with an aggregate market value at that date of approximately $73.5 million. The aggregate cost of our Burlington Northern common stock is approximately $12.1 million.
     In addition, expenses for corporate administration were lower in the first six months of 2009 compared with the corresponding 2008 period, primarily reflecting lower incentive compensation accruals in the 2009 period partly due to less favorable investment results.
Investments
     On a consolidated basis, our invested asset portfolio was approximately $4.18 billion as of June 30, 2009, a decrease of 2.1 percent from approximately $4.28 billion at December 31, 2008.

The decrease is due to our repurchase of shares of our 5.75% Mandatory Convertible Preferred Stock and common stock, partially offset by positive cash flow from underwriting activities at our insurance operating units. In addition, there was a slight decrease in net unrealized appreciation on our investment portfolio during the first six months of 2009.
     At June 30, 2009, the average duration of our consolidated debt securities portfolio was 3.4 years, compared with 3.7 years at December 31, 2008.
     The estimated carrying values and fair values of our consolidated financial instruments as of June 30, 2009 and December 31, 2008 were as follows (in millions):

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Investments (excluding equity-method investments)*	$3,971.7	$3,971.7	$4,057.7	$4,057.7

*	For purposes of this table, investments include available-for-sale securities as well as investments in partnerships carried at fair value that are included in other invested assets. Investments exclude our investments in Homesite, ORX and partnerships that are accounted for under the equity method which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
     In September 2006, FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), was issued. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have adopted the provisions of SFAS 157 as of January 1, 2008, and the implementation did not have a material impact on our results of operations and financial condition. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, SFAS 157 establishes a three-tiered hierarchy for inputs used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are market participant assumptions developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are the reporting entity’s own assumptions about market participant assumptions developed based on the best information available under the circumstances. In assessing the appropriateness of using observable inputs in making our fair value determinations, we consider whether the market for a particular security is “active” or not based on all the relevant facts and circumstances. For example, we may consider a market to be inactive if there are relatively few recent transactions or if there is a significant decrease in market volume. Furthermore, we consider whether observable transactions are “orderly” or not. We do not consider a transaction to be orderly if there is evidence of a forced liquidation or other distressed condition, and as such, little or no weight is given to that transaction as an indicator of fair value.
The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	“Level 1” — Valuations are based on unadjusted quoted prices in active markets for identical, unrestricted assets. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these assets does not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Our assets utilizing Level 1 inputs generally include common stocks and debt securities issued directly by the U.S. Government, where our valuations are based on quoted market prices.

•	“Level 2” — Valuations are based on quoted market prices where such markets are not deemed to be sufficiently “active.” In such circumstances, additional valuation metrics will be used which involve direct or indirect observable market inputs. Our assets utilizing Level 2 inputs generally include debt securities other than debt issued directly by the U.S. Government and preferred stocks. Substantially all of the determinations of value in this category are based on a single quote from third-party dealers and pricing services. As we generally do not make any adjustments thereto, such quote typically constitutes the sole input in our determination of the fair value of these types of securities. In developing a quote, such third parties will use the terms of the security and market-based inputs. Terms of the security include coupon, maturity date, and any special provisions that may, for example, enable the investor, at its election, to redeem the security prior to its scheduled maturity date. Market-based inputs include the level of interest rates applicable to comparable securities in the market place and current credit rating(s) of the security. Such quotes are generally non-binding.

•	“Level 3” — Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Valuation under Level 3 generally involves a significant degree of judgment on our part. Our assets utilizing Level 3 inputs are primarily limited to partnership investments. Quotes from the third-party general partner of the entity in which such investment was held, which will often be based on unobservable market inputs, constitute the primary input in our determination of the fair value.
     We validate the reasonableness of our fair value determinations for Level 2 securities by testing the methodology of the relevant third-party dealer or pricing service that provides the quotes upon which the fair value determinations are made. We test the methodology by comparing such quotes with prices from executed market trades when such trades occur. We discuss with the relevant third-party dealer or pricing service any identified material discrepancy between the quote derived from its methodology and the executed market trade in order to resolve the discrepancy. We use the quote from the third-party dealer or pricing service unless we determine that the methodology used to produce such quote is not in compliance with GAAP. In addition to such procedures, we also compare the aggregate amount of the fair value for such Level 2 securities with the aggregate fair value provided by a third-party financial institution. Furthermore, we review the reasonableness of our classification of securities within the three-tiered hierarchy to ensure that the classification is consistent with SFAS 157.
     The estimated carrying values of our financial instruments as of June 30, 2009 and December 31, 2008 allocated among the three levels set forth above were as follows (in millions):

	Level 1	Level 2	Level 3	Total

As of June 30, 2009

Assets
Equity securities:
Common stock	$579.7	$—	$—	$579.7
Preferred stock	—	32.1	—	32.1
Debt securities:
U.S. Government obligations	232.5	197.7	—	430.2
Mortgage and asset-backed securities*	—	548.1	3.7	551.8
States, municipalities, political Subdivisions	—	1,393.0	—	1,393.0
Foreign	—	158.2	—	158.2
Corporate bonds and other	—	454.5	—	454.5

	232.5	2,751.5	3.7	2,987.7

Short-term investments	141.8	200.2	—	342.0
Other invested assets**	—	—	30.2	30.2

Investments (excluding equity-method investments)	$954.0	$2,983.8	$33.9	$3,971.7

As of December 31, 2008

Assets
Equity securities:
Common stock	$619.8	$—	$—	$619.8
Preferred stock	—	9.7	—	9.7
Debt securities:
U.S. Government obligations	266.3	20.3	—	286.6
Mortgage and asset-backed securities*	—	653.8	0.7	654.5
States, municipalities, political Subdivisions	—	1,434.1	—	1,434.1
Foreign	—	177.3	—	177.3
Corporate bonds and other	—	207.5	—	207.5

	266.3	2,493.0	0.7	2,760.0
Short-term investments	175.9	460.3	—	636.2
Other invested assets**	—	—	32.0	32.0

Investments (excluding equity-method investments)	$1,062.0	$2,963.0	$32.7	$4,057.7

*	Consists primarily of residential mortgage-backed securities.

**	The carrying value of partnership investments of $30.2 million decreased by $1.8 million from the December 31, 2008 carrying value of $32.0 million, due primarily to a decrease in estimated fair value during the period.

     The following is information relating to our consolidated investments.

	Six months ended
	June 30,	June 30,
(in millions)	2009	2008
Net investment income
AIHL	$54.7	$62.2
Corporate activities	(3.1)	7.9

Total	51.6	$70.1

Net realized capital gains
AIHL	$26.5	$35.9
Corporate activities	113.5	79.1

Total	$140.0	$115.0

Other than temporary impairment losses
AIHL	$(75.8)	$(62.1)
Corporate activities	—	—

Total	$(75.8)	$(62.1)
     The decrease in AIHL’s net investment income in the first six months of 2009 compared with the corresponding 2008 period is due principally to lower average investment yields during the first six months of 2009, partially offset by positive underwriting cash flow at RSUI.
     Net realized capital gains for AIHL in the first six months of 2009 relate primarily to sales of equity securities, some of which had their cost basis reduced in earlier periods for the recognition of unrealized losses through other than temporary impairment losses.
     Other than temporary impairment losses for the first six months of 2009 reflect impairment charges related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings. Other than temporary impairment losses in the first six months of 2009 reflect $75.8 million of impairment charges related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings. Of the $75.8 million, $47.6 million related to equity holdings in the energy sector, $16.4 million related to holdings in various other equity sectors and $11.8 million related to debt security holdings (all of which were deemed to be credit-related). Of the $75.8 million of impairment losses, $9.7 million was incurred in the second quarter of 2009, which included $0.8 million related to debt security holdings (all of which were deemed to be credit-related). The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the declines in fair value of such securities relative to cost as of the balance sheet date. Such severe declines are primarily related to a significant deterioration of U.S. equity market conditions during the latter part of 2008 and the first quarter of 2009, which abated somewhat in the 2009 second quarter. If U.S. equity and, to a lesser extent, residential housing market conditions deteriorate during the remainder of 2009, we may be required to record additional impairment charges later in 2009, which could have a material and adverse impact on our results of operations. Other than temporary impairment losses in the first six months of 2008 reflect $62.1 million of impairment losses related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings. Of the $62.1 million of impairment losses, $47.1 million was incurred in the second quarter of 2008, and all related to equity holdings primarily in the energy and financial services sectors.
     Net investment income for corporate activities in the first six months of 2009 was negative due to $7.4 million of losses recorded for our investments in Homesite and ORX. Aside from these losses, net investment income was lower in the first six months of 2009 from the corresponding 2008 period due to lower average investment yields and lower dividend income as a result of the sale of Burlington Northern common stock. As previously noted, the net realized capital gains for corporate activities in both the 2009 and 2008 periods are due primarily to the sale of Burlington Northern common stock.
     As of June 30, 2009 and December 31, 2008, no equity security was in a continuous unrealized loss position for twelve months or more.
     After adjusting the cost basis of equity securities for the recognition of unrealized losses through impairment losses, the following is information regarding unrealized gain (loss), before tax, on our equity securities:

(in millions)	At June 30, 2009	At December 31, 2008
Gross unrealized gain	$134.0	$215.0
Gross unrealized loss	(22.4)	(48.7)

Net unrealized gain	$111.6	$166.3
     For additional details concerning gross unrealized gains and losses at June 30, 2009 and December 31, 2008, see Note 7 to the Notes to the Consolidated Financial Statements set forth herein.
     At June 30, 2009, our mortgage- and asset-backed securities portfolio, which primarily includes residential mortgage-backed securities, or “RMBS,” and constitutes $551.8 million of our debt securities portfolio, was backed by the following types of underlying collateral (in millions):

Type of Underlying Collateral	Fair Value	Average Rating

RMBS: guaranteed by FNMA or FHLMC(1)	$107.9	Aaa / AAA
RMBS: guaranteed by GNMA(2)	87.1	Aaa / AAA
RMBS: Alt A(3)	26.5	A2 / AA
RMBS: Sub-prime(3)	3.9	Aaa/AAA
RMBS Prime(3) & other non-RMBS(4)	326.4	Aaa/AAA

Total	$551.8	Aaa / AAA

(1)	“FNMA” refers to the Federal National Mortgage Association; and “FHLMC” refers to the Federal Home Loan Mortgage Corporation.

(2)	“GNMA” refers to the Government National Mortgage Association.

(3)	As defined by Standard & Poor’s.

(4)	In addition to RMBS Prime, includes commercial mortgage-backed securities and other asset-backed securities.
     The overall debt securities portfolio credit quality is measured using the lower of either Standard & Poor’s or Moody’s rating. The weighted average rating at June 30, 2009 was AA+, with substantially all securities rated investment grade.

Financial Condition
     Parent Level
     In general, we follow a policy of maintaining a relatively liquid financial condition at the parent company in the form of cash, marketable securities, available credit lines and minimal amounts of debt. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. At June 30, 2009, we held approximately $242.4 million of marketable securities and cash at the parent company and $483.9 million of marketable securities and cash at AIHL, which totaled $726.3 million of marketable securities and cash. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures at June 30, 2009.
     Stockholders’ equity decreased to $2,567.3 million as of June 30, 2009, compared with $2,646.7 million as of December 31, 2008, representing a decrease of 3.0 percent. The decrease in stockholders’ equity reflects the repurchase of shares of our 5.75% Mandatory Convertible Preferred Stock, or the “Preferred Stock,” and to a lesser extent, our common stock, as well as a modest net decrease in net unrealized appreciation on our investment portfolio during the first six months of 2009, partially offset by net earnings in the first six months of 2009.
     In addition to our liquid assets, we are party to a three-year unsecured credit agreement, or the “Credit Agreement,” with a bank syndicate, providing commitments for revolving credit loans in an aggregate principal amount of up to $200.0 million. Borrowings under the Credit Agreement are available for working capital and general corporate purposes. At our option, borrowings under the Credit Agreement will bear interest at either (x) the higher of (i) the administrative agent’s prime commercial lending rate or (ii) the federal funds rate plus 0.50 percent, or (y) the London Interbank Overnight Rate plus a margin (currently 65 basis points) based on our Standard & Poor’s and/or Moody’s rating. The Credit Agreement requires that all loans shall be repaid in full no later than the Maturity Date, or October 23, 2009, although we may request up to two one-year extensions of the Maturity Date subject to meeting certain conditions and upon agreement of the lenders. The Credit Agreement charges us a commitment fee of 15 basis points (0.15 percent) per annum of the unused commitment. We did not borrow any amounts under the Credit Agreement in the first six months of 2009.
     In February 2008, we announced that our Board of Directors had authorized the repurchase of shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million. In November 2008, the authorization to repurchase our common stock was expanded to include repurchases of our Preferred Stock. During the first six months of 2009, we repurchased an aggregate of 141,035 shares of our common stock in the open market for approximately $35.7 million, at an average price per share of $253.06. Prior to the mandatory conversion date of June 15, 2009, we repurchased an aggregate of 442,998 shares of the Preferred Stock in the open market for approximately $117.4 million, at an average price per share of $264.92. As of June 30, 2009 and December 31, 2008, we had 9,013,587 and 8,438,226 shares of our common stock outstanding, respectively, adjusted to reflect the common stock dividend declared in February 2009 and paid in April 2009.

     As discussed in Note 9(a) to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2008 10-K, on June 23, 2006, we completed an offering of 1,132,000 shares of our Preferred Stock at a public offering price of $264.60 per share, resulting in net proceeds of $290.4 million. On June 15, 2009, all outstanding shares of the Preferred Stock were mandatorily converted into shares of our common stock. Each outstanding share of the Preferred Stock was automatically converted into 1.0139 shares of our common stock based on the arithmetic average of the daily volume-weighted average price per share of our common stock for each of the 20 consecutive trading days ending on June 10, 2009, or $260.9733 per share. We issued approximately 698,009 shares of our common stock for the 688,621 shares of the Preferred Stock that were outstanding at the date of the mandatory conversion.
     Subsidiaries
     Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that we and our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our and their businesses. At June 30, 2009, our subsidiaries had no material commitments for capital expenditures.
     With respect to our insurance operating units, their obligations and cash outflows include claim settlements, administrative expenses and purchases of investments. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, our insurance operating units accumulate funds which they invest pending the need for liquidity. As an insurance company’s cash needs can be unpredictable due to the uncertainty of the claims settlement process, AIHL’s investment portfolio, which includes those of its insurance operating units, is composed primarily of debt securities and short-term investments to ensure the availability of funds and maintain a sufficient amount of liquid securities. As of June 30, 2009, investments and cash represented 67.3 percent of the assets of AIHL and its insurance operating units.
Recent Accounting Pronouncements
Recently Adopted
     In December 2007, Financial Accounting Standards Board, or “FASB,” Statements No. 141 (revised 2007), “Business Combinations,” or “SFAS 141R,” and No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” or “SFAS 160,”, were issued. SFAS 141R replaces FASB Statement No. 141, “Business Combinations.” SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information regarding the nature and financial effect of the business combination. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. SFAS 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We adopted SFAS 141R and SFAS 160 for all business combinations initiated after December 31, 2008, and the implementation did not have a material impact on our results of operations and financial condition.

     In September 2006, SFAS 157 was issued. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted the provisions of SFAS 157 as of January 1, 2008, and the implementation did not have a material impact on our results of operations and financial condition.
     In October 2008, FASB Staff Position No. 157-3, or “FSP FAS157-3,” was issued. FSP FAS157-3 clarifies the application of SFAS 157 in an inactive market. If a market becomes inactive, then the fair value determination for securities in that market may be based on inputs that are unobservable in the market, rather than being based on either unadjusted quoted prices or observable market inputs. FSP FAS157-3 is effective upon issuance, including periods for which financial statements have not been issued. We have adopted the provisions of FSP FAS157-3 as of September 30, 2008, and the implementation did not have a material impact on our results of operations and financial condition.
     In April 2009, FASB Staff Position No. 157-4, or “FSP FAS157-4,” was issued. FSP FAS157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 regarding the determination of when a market is not considered to be active and when a transition is not considered to be distressed. The determination of whether a market is not considered to be active is based on an evaluation of a number of factors. If such factors indicate that a market is not active, it must then be determined whether a quoted price from that market is associated with a distressed transaction based on the facts and circumstances. FSP FAS157-4 also provides for additional financial statement disclosure. FSP FAS157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of FSP FAS157-4 in the second quarter of 2009, and the implementation did not have a material impact on our results of operations and financial condition.
     In April 2009, FASB Staff Position 115-2 and 124-2, or “FSP FAS115-2 and 124-2,” was issued. FSP FAS115-2 and 124-2 provides additional guidance in accounting for and presenting impairment losses on debt securities. If a decline in fair value below the amortized cost exists at the balance sheet date for a debt security, and the entity intends to sell the security or it is more likely than not that the entity will sell the debt security before recovery of its cost basis, an other than temporary impairment exists. Furthermore, the amount of the impairment related to the credit losses shall be recognized in earnings, whereas the amount of the impairment related to other factors shall be recognized in other comprehensive income. FSP FAS115-2 and 124-2 also provides for additional financial statement disclosure. FSP FAS115-2 and 124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of FSP FAS115-2 and 124-2 in the second quarter of 2009, and the implementation did not have a material impact on our results of operations and financial condition. As part of our implementation of FSP FAS 115-2 and 124-2, we have determined that current and prior period other than temporary impairment losses on debt securities are credit related.
     In April 2009, FASB Staff Position 107-1 and APB28-1, or “FSP FAS107-1 and APB28-1,” was issued. FSP FAS107-1 and APB28-1 amend existing fair value disclosure requirements for financial instruments by requiring that such disclosures be made in interim financial statements. FSP FAS107-1 and APB28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of

FSP FAS107-1 and APB28-1 in the second quarter of 2009, and the implementation did not have any impact on our results of operations and financial condition.
     In May 2009, FASB Statement No. 165, “Subsequent Events,” or “SFAS 165,” was issued. SFAS 165 establishes general standards related to events that occur after the balance sheet date but before financial statements are issued. It describes the circumstances where events or transactions occurring after the balance sheet date should be recognized in the financial statements. SFAS 165 also provides for additional financial statement disclosure. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS 165 in the 2009 second quarter, and the implementation did not have a material impact on our results of operations and financial condition. We have evaluated subsequent events through August 6, 2009.
Future Application of Accounting Standards
     In June 2009, FASB Statements No. 166, “Accounting for Transfers of Financial Assets,” or “SFAS 166,” and No. 167, “Amendments to FASB Interpretation No. 46(R),” or “SFAS 167,” were issued. SFAS 166 and SFAS 167 change the way entities account for securitizations and special-purpose entities. SFAS 166 is a revision to Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 166 and SFAS 167 are generally effective for periods beginning in 2010. We will adopt SFAS 166 and SFAS 167 in the 2010 first quarter, and we do not believe the implementation will have a material impact on our results of operations and financial condition. We did not have any off-balance sheet arrangements outstanding at June 30, 2009 or December 31, 2008, including those that may involve the types of entities contemplated in SFAS 166 and SFAS 167.
     In June 2009, FASB Statements No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162,” or “SFAS 168,” was issued. SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We will adopt SFAS 168 in the 2009 third quarter, and we do not believe the implementation will have any impact on our results of operations and financial condition.

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
     The table below presents a sensitivity analysis of our consolidated debt securities as of June 30, 2009. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, we use fair values to measure potential change, and a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical June 30, 2009 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding.
At June 30, 2009 (in millions)

Interest rate shifts	-300	-200	-100	0	100	200	300

Debt securities, fair value	$3,293.9	$3,192.4	$3,091.1	$2,987.7	$2,885.8	$2,788.1	$2,694.9

Estimated change in fair value	$306.2	$204.7	$103.4	—	$(101.9)	$(199.6)	$(292.8)

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     (c) Issuer Purchases of Equity Securities.
          The following table summarizes our common stock repurchases for the quarter ended June 30, 2009.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
April 1, 2009 through April 30, 2009	—	—	—
May 1, 2009 through May 31, 2009	27,533	$248.45	27,533
June 1, 2009 through June 30, 2009	77,747	$254.02	77,747

Total	105,280 (1)	$252.56	105,280	$121,882,993

(1)	All shares represent shares repurchased pursuant to an authorization of the Board of Directors to repurchase shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          Our 2009 Annual Meeting of Stockholders was held on April 24, 2009. At the Annual Meeting, four directors were elected to serve for three-year terms on our Board of Directors, by the following votes:

	FOR	AGAINST	ABSTAIN

John J. Burns, Jr.	6,288,715	325,214	2,848
Dan R. Carmichael	6,417,083	196,679	3,015
William K. Lavin	6,417,195	196,602	2,980
Raymond L. M. Wong	6,462,936	150,564	3,277

     The selection of KPMG LLP, independent registered public accounting firm, as our auditors for the year 2009 was ratified by a vote of 6,551,648 shares in favor and 49,724 shares against. A total of 15,405 shares abstained from voting.
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

ALLEGHANY CORPORATION Registrant
Date: August 6, 2009	/s/ Roger B. Gorham
Roger B. Gorham
Senior Vice President (and chief financial officer)