Form 10-Q
period 2009-09-30
ALLEGHANY CORP /DE
filed 2009-11-06
CIK 775368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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
YES ☐ NO ☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, OR A SMALLER REPORTING COMPANY. SEE THE DEFINITIONS OF “LARGE ACCELERATED FILER”, “ACCELERATED FILER” AND “SMALLER REPORTING COMPANY” IN RULE 12B-2 OF THE EXCHANGE ACT. (CHECK ONE):

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
8,889,177 SHARES AS OF NOVEMBER 5, 2009

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2009 AND 2008
(dollars in thousands, except share and per share amounts)
(unaudited)

	2009	2008

Revenues
Net premiums earned	$217,619	$235,705
Net investment income	15,978	35,571
Net realized capital gains	64,020	42,867
Other than temporary impairment losses	(9,536)	(51,761)
Other income	249	907

Total revenues	288,330	263,289

Costs and expenses
Loss and loss adjustment expenses	118,324	204,710
Commissions, brokerage and other underwriting expenses	68,404	70,149
Other operating expenses	12,827	2,451
Corporate administration	8,112	6,876
Interest expense	168	198

Total costs and expenses	207,835	284,384

Earnings (losses) from continuing operations, before income taxes	80,495	(21,095)

Income taxes	31,007	(12,262)

Earnings (losses) from continuing operations	49,488	(8,833)

Discontinued operations
Earnings from discontinued operations	0	7,531
Income taxes	0	2,913

Earnings from discontinued operations, net	0	4,618

Net earnings (losses)	$49,488	$(4,215)

Changes in other comprehensive income
Change in unrealized gains, net of deferred taxes	$113,814	$(169,044)
Less: reclassification for gains realized in net earnings, net of taxes	(35,415)	5,781
Other	44	13

Comprehensive income (loss)	$127,931	$(167,465)

Net earnings (losses)	$49,488	$(4,215)
Preferred dividends	0	4,305

Net earnings (losses) available to common stockholders	$49,488	$(8,520)

Basic earnings (loss) per share of common stock *
Continuing operations	$5.50	$(1.55)
Discontinued operations	0.00	0.55

	$5.50	$(1.00)

Diluted earnings (loss) per share of common stock *
Continuing operations	$5.50	$(1.55)
Discontinued operations	0.00	0.55

	$5.50	$(1.00)

Dividends per share of common stock	*	*

Average number of outstanding shares of common stock **	8,996,428	8,479,794

*	Adjusted to reflect the common stock dividend declared in February 2009.

**	In February 2009 and 2008, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2009 AND 2008
(dollars in thousands, except share and per share amounts)
(unaudited)

	2009	2008

Revenues
Net premiums earned	$640,193	$721,424
Net investment income	67,571	105,611
Net realized capital gains	203,994	158,206
Other than temporary impairment losses	(85,337)	(114,171)
Other income	1,269	1,092

Total revenues	827,690	872,162

Costs and expenses
Loss and loss adjustment expenses	375,078	479,396
Commissions, brokerage and other underwriting expenses	206,126	213,100
Other operating expenses	34,225	26,484
Corporate administration	15,250	25,290
Interest expense	500	534

Total costs and expenses	631,179	744,804

Earnings from continuing operations, before income taxes	196,511	127,358

Income taxes	56,448	32,623

Earnings from continuing operations	140,063	94,735

Discontinued operations
Earnings from discontinued operations	0	29,727
Income taxes	0	14,977

Earnings from discontinued operations, net	0	14,750

Net earnings	$140,063	$109,485

Changes in other comprehensive income
Change in unrealized gains, net of deferred taxes	$157,208	$(145,613)
Less: reclassification for gains realized in net earnings (net of taxes)	(84,915)	(28,623)
Other	33	5

Comprehensive income (loss)	$212,389	$(64,746)

Net earnings	$140,063	$109,485
Preferred dividends	6,158	12,915

Net earnings available to common stockholders	$133,905	$96,570

Basic earnings per share of common stock *
Continuing operations	$15.48	$9.63
Discontinued operations	0.00	1.74

	$15.48	$11.37

Diluted earnings per share of common stock *
Continuing operations	$15.11	$9.63
Discontinued operations	0.00	1.74

	$15.11	$11.37

Dividends per share of common stock	*	*

Average number of outstanding shares of common stock **	8,651,558	8,492,353

*	Adjusted to reflect the common stock dividend declared in February 2009.

**	In February 2009 and 2008, Alleghany declared a stock dividend consisting of one share of Alleghany common stock for every fifty shares outstanding.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	September 30,
	2009	December 31,
	(unaudited)	2008

Assets
Investments
Available for sale securities at fair value:
Equity securities (cost: 2009 $384,038; 2008 $463,207)	$552,467	$629,518
Debt securities (amortized cost: 2009 $3,093,111; 2008 $2,781,829)	3,174,881	2,760,019
Short-term investments	414,248	636,197

	4,141,596	4,025,734
Other invested assets	234,120	250,407

Total investments	4,375,716	4,276,141

Cash	63,282	18,125
Premium balances receivable	131,312	154,022
Reinsurance recoverables	1,008,840	1,056,438
Ceded unearned premium reserves	178,660	185,402
Deferred acquisition costs	72,793	71,753
Property and equipment at cost, net of accumulated depreciation and amortization	20,831	23,310
Goodwill and other intangibles, net of amortization	137,475	151,223
Current taxes receivable	0	14,338
Net deferred tax assets	96,731	130,293
Other assets	177,433	100,783

	$6,263,073	$6,181,828

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$2,598,215	$2,578,590
Unearned premiums	627,075	614,067
Reinsurance payable	55,567	53,541
Current taxes payable	268	0
Other liabilities	301,491	288,941

Total liabilities	3,582,616	3,535,139

Preferred stock (shares authorized: 2009 - none; 2008 - 1,132,000; issued and outstanding 2009 - none; 2008 - 1,131,619)	0	299,429
Common stock (shares authorized: 2009 and 2008 - 22,000,000; issued and outstanding 2009 - 9,118,367; 2008 - 8,516,270)	9,118	8,349
Contributed capital	927,327	742,863
Accumulated other comprehensive income	159,576	87,249
Treasury stock, at cost (2009 - 173,416 shares; 2008 - 76,513)	(44,087)	(24,290)
Retained earnings	1,628,523	1,533,089

Total stockholders’ equity	2,680,457	2,646,689

	$6,263,073	$6,181,828

Shares of Common Stock Outstanding *	8,944,951	8,438,226

*	Adjusted to reflect the common stock dividend declared in February 2009.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2009 AND 2008
(dollars in thousands)
(unaudited)

	2009	2008

Cash flows from operating activities
Net earnings	$140,063	$109,485
Earnings from discontinued operations, net	—	14,750

Earnings from continuing operations	$140,063	$94,735

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	31,877	17,399
Net realized capital (gains) losses	(203,994)	(158,206)
Other than temporary impairment loses	85,337	114,171
(Increase) decrease in other assets	(36,596)	(31,276)
(Increase) decrease in reinsurance receivable, net of reinsurance payable	49,624	(68,918)
(Increase) decrease in premium balances receivable	22,710	25,967
(Increase) decrease in ceded unearned premium reserves	6,742	25,759
(Increase) decrease in deferred acquisition costs	(1,040)	(290)
Increase (decrease) in other liabilities and current taxes	19,192	(44,757)
Increase (decrease) in unearned premiums	13,008	(46,643)
Increase (decrease) in losses and loss adjustment expenses	19,625	284,771

Net adjustments	6,485	117,977

Net cash provided by operating activities from continuing operations	146,548	212,712
Net cash provided by operating activities from discontinued operations	—	92,175

Net cash provided by operating activities	146,548	304,887

Cash flows from investing activities
Purchase of investments	(1,710,663)	(1,188,509)
Sales of investments	1,332,087	944,668
Maturities of investments	238,397	283,539
Purchases of property and equipment	(4,835)	(6,716)
Net change in short-term investments	222,089	(187,002)
Acquisition of equity method investment	—	(50,016)
Other, net	(150)	(1,745)

Net cash provided by investing activities from continuing operations	76,925	(205,781)
Net cash provided by investing activities from discontinued operations	—	(87,935)

Net cash (used in) provided by investing activities	76,925	(293,716)

Cash flows from financing activities
Treasury stock acquisitions	(53,313)	(25,068)
Convertible preferred stock acquisitions	(117,358)	—
Convertible preferred stock dividends paid	(7,456)	(13,046)
Tax benefit on stock based compensation	312	2,330
Other, net	(501)	1,339

Net cash provided by (used in) financing activities from continuing operations	(178,316)	(34,445)
Net cash provided by (used in) financing activities from discontinued operations	—	—

Net cash provided by (used in) financing activities	(178,316)	(34,445)

Cash flows of discontinued operations
Operating activities	—	(92,175)
Investing activities	—	87,935
Financing activities	—	—

Net cash provided by (used in) discontinued operations	—	(4,240)

Net cash provided by (used in) continuing operations	45,157	(27,514)
Cash at beginning of period	18,125	57,646

Cash at end of period	$63,282	$30,132

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$141

Income taxes paid (refunds received)	$49,088	$110,227

See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
Alleghany Corporation and Subsidiaries
1. Principles of Financial Statement Presentation
This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”) and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, of Alleghany Corporation (“Alleghany”).
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

2. Recent Accounting Pronouncements
Recently Adopted
In June 2009, Financial Accounting Standards Board (“FASB”) Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“SFAS 168”), was issued. SFAS 168 establishes the FASB Accounting Standards Codification (“FASB ASC”) as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. SFAS 168, which is referenced within the FASB ASC in Topic 105-10 (“FASB ASC 105-10”), is effective for interim and annual periods ending after September 15, 2009. Alleghany adopted SFAS 168 in the 2009 third quarter, and the implementation had no impact on its results of operations and financial condition. All public filings of Alleghany will now include references, wherever appropriate, to the FASB ASC as the sole source of authoritative literature.
In December 2007, FASB Statements No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) [FASB ASC 805-10], and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”) [FASB ASC 810-10], were issued. SFAS 141R replaces FASB Statement No. 141, “Business Combinations.” SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information regarding the nature and financial effect of the business combination. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. SFAS 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Alleghany adopted SFAS 141R and SFAS 160 for all business combinations initiated after December 31, 2008, and the implementation did not have a material impact on its results of operations and financial condition.
In September 2006, FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”)[FASB ASC 820-10], was issued. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Alleghany adopted the provisions of SFAS 157 as of January 1, 2008, and the implementation did not have a material impact on its results of operations and financial condition. See Note 7.
In October 2008, FASB Staff Position No. 157-3 (“FSP FAS157-3”)[FASB ASC 820-10] was issued. FSP FAS157-3 clarifies the application of SFAS 157 in an inactive market. If a market becomes inactive, then the fair value determination for securities in that market may be based on inputs that are unobservable in the market, rather than being based on either unadjusted quoted prices or observable market inputs. FSP FAS157-3 is effective upon issuance, including periods for which financial statements have not been issued. Alleghany adopted the provisions of FSP FAS157-3 as of September 30, 2008, and the implementation did not have a material impact on its results of operations and financial condition. See Note 7.

In April 2009, FASB Staff Position No. 157-4 (“FSP FAS157-4”) [FASB ASC 820-10-65] was issued. FSP FAS157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 regarding the determination of when a market is not considered to be active and when a transaction is not considered to be distressed. The determination of whether a market is not considered to be active is based on an evaluation of a number of factors. If such factors indicate that a market is not active, it must then be determined whether a quoted price from that market is associated with a distressed transaction based on the facts and circumstances. FSP FAS157-4 also provides for additional financial statement disclosure. FSP FAS157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Alleghany adopted the provisions of FSP FAS157-4 in the second quarter of 2009, and the implementation did not have a material impact on its results of operations and financial condition. See Note 7.
In April 2009, FASB Staff Position No. 115-2 and 124-2 (“FSP FAS115-2 and 124-2”) [FASB ASC 320-10-65], was issued. FSP FAS115-2 and 124-2 provides additional guidance in accounting for and presenting impairment losses on debt securities. If a decline in fair value below the amortized cost exists at the balance sheet date for a debt security, and the entity intends to sell the security or it is more likely than not that the entity will sell the debt security before recovery of its cost basis, an other than temporary impairment exists. Furthermore, the amount of the impairment related to the credit losses must be recognized in earnings, whereas the amount of the impairment related to other factors must be recognized in other comprehensive income. FSP FAS115-2 and 124-2 also provides for additional financial statement disclosure. FSP FAS115-2 and 124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Alleghany adopted the provisions of FSP FAS115-2 and 124-2 in the second quarter of 2009, and the implementation did not have a material impact on its results of operations and financial condition. As part of its implementation, Alleghany has determined that current and prior period other than temporary impairment losses on debt securities were credit-related. See Note 7.
In April 2009, FASB Staff Position No. 107-1 and APB28-1 (“FSP FAS107-1 and APB28-1”) [FASB ASC 825-10-65], was issued. FSP FAS107-1 and APB28-1 amends existing fair value disclosure requirements for financial instruments by requiring that such disclosures be made in interim financial statements. FSP FAS107-1 and APB28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Alleghany adopted the provisions of FSP FAS107-1 and APB28-1 in the second quarter of 2009, and the implementation did not have a material impact on its results of operations and financial condition. See Note 7.
In May 2009, FASB Statements No. 165, “Subsequent Events” (“SFAS 165”) [FASB ASC 855-10], was issued. SFAS 165 establishes general standards related to events that occur after the balance sheet date but before financial statements are issued. SFAS 165 describes the circumstances where events or transactions occurring after the balance sheet date should be recognized in the financial statements and provides for additional financial statement disclosure. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Alleghany adopted SFAS 165 in the 2009 second quarter, and the implementation did not have a material impact on its results of operations and financial condition. Alleghany has evaluated subsequent events through November 5, 2009.

Future Application of Accounting Standards
In June 2009, FASB Statements No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”), and No. 167, "Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) were issued. SFAS 166 and SFAS 167 change the way entities account for securitizations and special-purpose entities. SFAS 166 is a revision to Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” [FASB ASC 860], and, among other things, will eliminate the concept of a “qualifying special-purpose entity,” change the requirements for derecognizing financial assets, and require additional disclosure about transfers of financial assets, including securitization transactions and an entity’s continuing exposure to the risks related to transferred financial assets. SFAS 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” [FASB ASC 810-10], and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting rights (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 166 and SFAS 167 are generally effective for periods beginning in 2010. Alleghany will adopt SFAS 166 and SFAS 167 in the 2010 first quarter, and Alleghany does not believe the implementation will have a material impact on its results of operations and financial condition. Alleghany did not have any off-balance sheet arrangements outstanding at September 30, 2009 or December 31, 2008, including those that may involve the types of entities contemplated in SFAS 166 and SFAS 167.
3. Earnings Per Share of Common Stock
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2009 and 2008 (in millions, except share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net earnings (losses)	$49.5	$(4.2)	$140.1	$109.5
Preferred dividends*	—	4.3	6.2	12.9

Income available to common stockholders for basic earnings per share	49.5	(8.5)	133.9	96.6
Preferred dividends*	—	4.3	6.2	12.9
Effect of other dilutive securities	—	—	(0.7)	—

Income available to common stockholders for diluted earnings per share	$49.5	$(4.2)	$139.4	$109.5

Weighted average shares outstanding applicable to basic earnings per share	8,996,428	8,479,794	8,651,558	8,492,354
Preferred stock*	—	—	573,495	—
Effect of other dilutive securities	—	—	5,361	—

Adjusted weighted average shares outstanding applicable to diluted earnings per share	8,996,428	8,479,794	9,230,414	8,492,354

*	Includes the impact of the mandatory conversion on June 15, 2009 of all outstanding shares of Alleghany’s 5.75% Mandatory Convertible Preferred Stock (see Note 9).
Contingently issuable shares of 39,426 and 1,078,778 were potentially available during the first nine months of 2009 and 2008, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.
Earnings per share by quarter may not equal the amount for the full year due to rounding.
4. Commitments and Contingencies
(a) Leases
Alleghany leases certain facilities, furniture and equipment under long-term lease agreements.
(b) Litigation
Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provisions are adequate at September 30, 2009.
(c) Asbestos and Environmental Exposure
AIHL’s reserve for unpaid losses and loss adjustment expenses includes $19.1 million of gross reserves and $19.0 million of net reserves at September 30, 2009, and $20.4 million of gross reserves and $20.3 million of net reserves at December 31, 2008, for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976. This subsidiary exited this business in 1976. Although Alleghany is unable at this time to determine whether additional reserves, which could have a material impact upon its results of operations, may be necessary in the future, Alleghany believes that CATA’s asbestos and environmental reserves were adequate at September 30, 2009. Additional information concerning CATA’s asbestos and environmental exposure can be found in Note 13 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2008 10-K.
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
The Products Liability Indemnification is divided into two parts, the first relating to products liability claims arising in respect of events occurring during the period prior to Alleghany’s acquisition of the World Minerals business from Johns Manville Corporation, Inc. (f/k/a Manville Sales Corporation) (“Manville”) in July 1991 (the “Manville Period”), and the second relating to products liability claims arising in respect of events occurring during the period of Alleghany ownership (the “Alleghany Period”). Under the terms of the Stock Purchase Agreement, Alleghany will provide indemnification at a rate of 100 percent for the first $100.0 million of losses arising from products liability claims relating to the Manville Period and at a rate of 50 percent for the next $100.0 million of such losses, so that Alleghany’s maximum indemnification obligation in respect of products liability claims relating to the Manville Period is $150.0 million. This indemnification obligation in respect of Manville Period products liability claims will expire on July 31, 2016. The Stock Purchase Agreement states that it is the intention of the parties that, with regard to losses incurred in respect of products liability claims relating to the Manville Period, recovery should first be sought from Manville, and that Alleghany’s indemnification obligation in respect of products liability claims relating to the Manville Period is intended to indemnify the Purchaser for such losses which are not recovered from Manville within a reasonable period of time after recovery is sought from Manville. In connection with World Minerals’ acquisition of the assets of the industrial minerals business of Manville in 1991, Manville agreed to indemnify World Minerals for certain product liability claims, in respect of products of the industrial minerals business manufactured during the Manville Period, asserted against World Minerals through July 31, 2006. In June 2006, Manville agreed to extend its indemnification for such claims asserted against World Minerals through July 31, 2009. Notwithstanding the recent expiration of the Manville indemnity, World Minerals did not, as part of its 1991 acquisition of the assets of Manville’s industrial minerals business assets, assume liability for product liability claims to the extent that such claims relate, in whole or in part, to the Manville Period, and Manville should continue to be responsible for such claims.

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
Based on Alleghany’s historical experience and other analyses, in July 2005, Alleghany established a $600 thousand reserve in connection with the Products Liability Indemnification for the Alleghany Period. Such reserve was $331 thousand at September 30, 2009.
(e) Equity Holdings Concentration
At September 30, 2009, Alleghany had a concentration of market risk in its available-for-sale equity securities portfolio of 1.0 million shares of common stock of Burlington Northern Santa Fe Corporation (“Burlington Northern”), a railroad holding company, with an aggregate market value at that date of $79.8 million. During the first nine months of 2009, Alleghany sold approximately 2.0 million shares of Burlington Northern common stock, resulting in a pre-tax gain of $113.1 million. In addition, subsequent to September 30, 2009, Alleghany sold all 1.0 million shares of its remaining Burlington Northern stock holdings, resulting in a pre-tax gain of $85.5 million, which will be recognized in the 2009 fourth quarter.
During the first nine months of 2008, Alleghany sold approximately 1.2 million shares of Burlington Northern common stock, resulting in a pre-tax gain of $92.4 million.
At September 30, 2009, Alleghany also had a concentration of market risk in its available-for-sale equity securities portfolio with respect to the common stock of certain energy sector businesses amounting to $354.1 million.
5. Segment of Business
Information related to Alleghany’s reportable segment is shown in the table below. Property and casualty and surety insurance operations are conducted by AIHL through its insurance operating units RSUI, CATA and EDC. In addition, AIHL Re is a wholly-owned subsidiary of AIHL that has in the past provided reinsurance to Alleghany’s insurance operating units and affiliates.
Alleghany’s reportable segment is reported in a manner consistent with the way management evaluates the businesses. As such, insurance underwriting activities are evaluated separately from investment activities. Net realized capital gains or other than temporary impairment losses are not considered relevant in evaluating investment performance on an annual basis. Segment accounting policies are the same as those described in Note 1 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2008 10-K.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008

Revenues:
AIHL insurance group:
Net premiums earned
RSUI	$160.1	$169.9	$480.0	$521.9
CATA	41.6	47.1	124.8	142.0
EDC	15.9	18.7	35.4	57.3
AIHL Re	—	—	—	0.2

	217.6	235.7	640.2	721.4

Net investment income	30.0	30.9	84.7	93.1
Net realized capital gains	62.9	25.8	89.3	62.0
Other than temporary impairment losses(1)	(9.5)	(51.8)	(85.3)	(114.2)
Other income	0.2	0.2	1.1	0.4

Total insurance group	301.2	240.8	730.0	762.7

Corporate activities:
Net investment income(2)	(14.0)	4.7	(17.1)	12.5
Net realized capital gains(3)	1.1	17.1	114.7	96.2
Other than temporary impairment losses	—	—	—	—
Other income	—	0.7	0.1	0.8

Total	$288.3	$263.3	$827.7	$872.2

Earnings (loss) from continuing operations, before income taxes:
AIHL insurance group:
Underwriting profit (loss)(4)
RSUI (5)	$33.3	$(37.4)	$116.3	$55.9
CATA	2.3	5.2	8.2	12.8
EDC (6)	(4.7)	(6.9)	(65.5)	(39.9)
AIHL Re	—	—	—	0.1

	30.9	(39.1)	59.0	28.9

Net investment income	30.0	30.9	84.7	93.1
Net realized capital gains	62.9	25.8	89.3	62.0
Other than temporary impairment losses(1)	(9.5)	(51.8)	(85.3)	(114.2)
Other income, less other expenses	(12.2)	(1.9)	(31.7)	(24.3)

Total insurance group	102.1	(36.1)	116.0	45.5

Corporate activities:

Net investment income(2)	(14.0)	4.7	(17.1)	12.5
Net realized capital gains(3)	1.1	17.1	114.7	96.2
Other than temporary impairment losses	—	—	—	—
Other income	—	0.7	0.1	0.8
Corporate administration and other expenses	8.5	7.3	16.7	27.1
Interest expense	0.2	0.2	0.5	0.5

Total	$80.5	$(21.1)	$196.5	$127.4

(1)	Reflects impairment charges for unrealized losses related to AIHL’s investment portfolio that were deemed to be other than temporary. See Note 7.

(2)	Includes ($4.0) million and $0.3 million for the nine months ended September 30, 2009 and 2008, respectively, of Alleghany’s investment in Homesite, net of purchase accounting adjustments. Also includes ($19.2) million for the nine months ended September 30, 2009 of Alleghany’s investment in ORX, net of purchase accounting adjustments, primarily related to the 2009 third quarter (See Note 4 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2008 10-K).

(3)	Principally reflects net realized capital gains from the sale of Burlington Northern common stock.

(4)	Represents net premiums earned less loss and loss adjustment expenses and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, other income, net realized capital gains, or other than temporary impairment losses.

(5)	For the 2009 periods, includes net releases of prior year loss and loss adjustment expense reserves of $11.9 million for the nine months ended September 30, 2009. For the 2008 periods, includes net catastrophe losses which relate primarily to the 2008 third quarter (specifically arising from Hurricanes Gustav, Ike and Dolly), partially offset by net releases of prior year loss and loss adjustment expense reserves.

(6)	Includes net increases in current and prior year loss and loss adjustment expense reserves of $34.5 million for the nine months ended September 30, 2009 (see Note 10) and $24.7 million for the nine months ended September 30, 2008.
6. Reinsurance
As discussed in the 2008 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2009. RSUI placed all of its catastrophe reinsurance program for the 2009-2010 period, and the new program is substantially similar to the expired program. The new reinsurance program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 33.15 percent co-participation by RSUI, in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5 percent co-participation by RSUI, in excess of $200.0 million. In addition, RSUI’s property per risk reinsurance program for the 2009-2010 period provides RSUI with reinsurance for $90.0 million of losses in excess of $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance, which is substantially similar to the expired program.
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
7. Investments
(a) Fair Value
The estimated carrying values and fair values of Alleghany’s consolidated financial instruments as of September 30, 2009 and December 31, 2008 were as follows (in millions):

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets
Investments (excluding equity-method investments)*	$4,175.0	$4,175.0	$4,057.7	$4,057.7

*	For purposes of this table, investments include available-for-sale securities as well as investments in partnerships carried at fair value that are included in other invested assets. Investments exclude Alleghany’s investments in Homesite, ORX and partnerships that are accounted for under the equity method which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, GAAP has a three-tiered hierarchy for inputs used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are market participant assumptions developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are the reporting entity’s own assumptions about market participant assumptions developed based on the best information available under the circumstances. In assessing the appropriateness of using observable inputs in making its fair value determinations, Alleghany considers whether the market for a particular security is “active” or not based on all the relevant facts and circumstances. For example, Alleghany may consider a market to be inactive if there are relatively few recent transactions or if there is a significant decrease in market volume. Furthermore, Alleghany considers whether observable transactions are “orderly” or not. Alleghany does not consider a transaction to be orderly if there is evidence of a forced liquidation or other distressed condition, and as such, little or no weight is given to that transaction as an indicator of fair value.
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
Alleghany validates the reasonableness of its fair value determinations for Level 2 securities by testing the methodology of the relevant third-party dealer or pricing service that provides the quotes upon which the fair value determinations are made. Alleghany tests the methodology by comparing such quotes with prices from executed market trades when such trades occur. Alleghany discusses with the relevant third-party dealer or pricing service any identified material discrepancy between the quote derived from its methodology and the executed market trade in order to resolve the discrepancy. Alleghany uses the quote from the third-party dealer or pricing service unless Alleghany determines that the methodology used to produce such quote is not in compliance with GAAP. In addition to such procedures, Alleghany also compares the aggregate amount of the fair value for such Level 2 securities with the aggregate fair value provided by a third-party financial institution. Furthermore, Alleghany reviews the reasonableness of its classification of securities within the three-tiered hierarchy to ensure that the classification is consistent with GAAP.
The estimated carrying values of Alleghany’s financial instruments as of September 30, 2009 and December 31, 2008 allocated among the three levels described above were as follows (in millions):

	Level 1	Level 2	Level 3	Total

As of September 30, 2009

Assets
Equity securities:
Common stock	$552.5	$—	$—	$552.5
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	475.4	—	—	475.4
Mortgage and asset-backed securities*	—	995.2	—	995.2
States, municipalities, political subdivisions	—	1,283.6	—	1,283.6
Foreign	—	123.0	—	123.0
Corporate bonds and other	—	297.7	—	297.7

	475.4	2,699.5	—	3,174.9

Short-term investments	164.6	249.6	—	414.2
Other invested assets**	—	—	33.4	33.4

Investments (excluding equity-method investments)	$1,192.5	$2,949.1	$33.4	$4,175.0

As of December 31, 2008

Assets
Equity securities:
Common stock	$619.8	$—	$—	$619.8
Preferred stock		9.7		9.7
Debt securities:
U.S. Government obligations	266.3	20.3	—	286.6
Mortgage and asset-backed securities*	—	653.8	0.7	654.5
States, municipalities, political subdivisions	—	1,434.1	—	1,434.1
Foreign	—	177.3	—	177.3
Corporate bonds and other	—	207.5	—	207.5

	266.3	2,493.0	0.7	2,760.0

Short-term investments	175.9	460.3	—	636.2
Other invested assets**	—	—	32.0	32.0

Investments (excluding equity-method investments)	$1,062.0	$2,963.0	$32.7	$4,057.7

*	Consists primarily of residential mortgage-backed securities.

**	The carrying value of partnership investments of $33.4 million increased by $1.4 million from the December 31, 2008 carrying value of $32.0 million, due primarily to a increase in estimated fair value during the period.

(b)	Available-For-Sale Securities
The available-for-sale securities at September 30, 2009 and December 31, 2008 are summarized as follows (in millions):
September 30, 2009

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value

Consolidated
Equity securities:
Common stock	$384.0	$173.8	$(5.3)	$552.5
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	467.8	7.6	—	475.4
Mortgage and asset-backed securities*	990.2	21.4	(16.4)	995.2
States, municipalities, political subdivisions	1,227.7	56.6	(0.7)	1,283.6
Foreign	119.4	5.2	(1.6)	123.0
Corporate bonds and other	288.0	9.9	(0.2)	297.7

	3,093.1	100.7	(18.9)	3,174.9

Short-term investments	414.2	—	—	414.2

	$3,891.3	$274.5	$(24.2)	$4,141.6

Industry Segment
AIHL insurance group	$3746.9	$201.4	$(23.9)	$3,924.4
Corporate activities	144.4	73.1	(0.3)	217.2

	$3,891.3	$274.5	$(24.2)	$4,141.6

December 31, 2008

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value

Consolidated
Equity securities:
Common stock	$453.5	$215.0	$(48.7)	$619.8
Preferred stock	9.7	—	—	9.7
Debt securities:
U.S. Government obligations	274.7	11.9	—	286.6
Mortgage and asset-backed securities*	707.7	10.1	(63.3)	654.5
States, municipalities, political subdivisions	1,421.8	23.4	(11.1)	1,434.1
Foreign	172.5	6.6	(1.8)	177.3
Corporate bonds and other	205.1	4.1	(1.7)	207.5

	2,781.8	56.1	(77.9)	2,760.0

Short-term investments	636.2	—	—	636.2

	$3,881.2	$271.1	$(126.6)	$4,025.7

Industry Segment
AIHL insurance group	$3,624.0	$79.2	$(125.9)	$3,577.3
Corporate activities	257.2	191.9	(0.7)	448.4

	$3,881.2	$271.1	$(126.6)	$4,025.7

*	Consists primarily of residential mortgage-backed securities.

The amortized cost and estimated fair value of debt securities at September 30, 2009 by contractual maturity are shown below (in millions). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Short-term investments due in one year or less	$414.2	$414.2

Mortgage and asset-backed securities*	990.2	995.2

Debt securities
One year or less	286.1	289.5
Over one through five years	883.9	910.1
Over five through ten years	440.4	464.6
Over ten years	492.5	515.5

Equity securities	384.0	552.5

	$3,891.3	$4,141.6

*	Consists primarily of residential mortgage-backed securities.
The proceeds from sales of available-for-sale securities were $1,332.1 million for the nine months ended September 30, 2009. The amounts of gross realized gains and gross realized losses of available-for-sale securities were $221.5 million and $17.5 million, respectively, for the nine months ended September 30, 2009. The gross loss amounts exclude impairment charges, as discussed below.
(c) Other Than Temporary Impairment Losses
Alleghany holds its equity and debt securities as available for sale, and as such, these securities are recorded at fair value. Alleghany continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If Alleghany believes a decline in the value of a particular investment is temporary, Alleghany records the decline as an unrealized loss in common stockholders’ equity. If the decline is believed to be other than temporary, it is written down to the carrying value of the investment and a loss is recorded on Alleghany’s statement of earnings. In addition, under GAAP, any portion of such decline that relates to debt securities that is believed to arise from factors other than credit is to be recorded as a component of other comprehensive income.
Management’s assessment of a decline in value includes, among other things: (i) the duration of time and the relative magnitude to which fair value of the investment has been below cost; (ii) the financial condition and near-term prospects of the issuer of the investment; (iii) extraordinary events, including negative news releases and rating agency downgrades, with respect to the issuer of the investment; (iv) Alleghany’s ability and intent to hold an equity security for a period of time sufficient to allow for any anticipated recovery; and (v) whether it is more likely than not that Alleghany will sell a debt security before recovery of its amortized cost basis. A debt security is deemed impaired if it is probable that Alleghany will not be able to collect all amounts due under the security’s contractual terms. An equity security is deemed impaired if, among other things, its decline in estimated fair value has existed for twelve months or more or if its decline in estimated fair value from its cost is greater than 50 percent, absent compelling evidence to the contrary. Further, for securities expected to be sold, an other than-temporary impairment charge is recognized if Alleghany does not expect the fair value of a security to recover its cost prior to the expected date of sale. If that judgment changes in the future, Alleghany may ultimately record a realized loss after having originally concluded that the decline in value was temporary. Risks and uncertainties are inherent in the methodology Alleghany uses to assess other-than-temporary declines in value. Risks and uncertainties could include, but are not limited to, incorrect assumptions about financial condition, liquidity or future prospects, inadequacy of any underlying collateral and unfavorable changes in economic or social conditions, interest rates or credit ratings.
Other than temporary impairment losses in the first nine months of 2009 reflect $85.3 million of impairment charges related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings. Of the $85.3 million, $57.0 million related to energy sector equity holdings, $16.5 million related to holdings in various other equity sectors and $11.8 million related to debt security holdings (all of which were deemed to be credit-related). Of the $85.3 million of impairment losses, $9.5 million was incurred in the third quarter of 2009, all of which related to equity holdings, primarily in the energy sector. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the declines in fair value of such securities relative to cost as of the balance sheet date. Such severe declines are primarily related to a significant deterioration of U.S. equity market conditions during the latter part of 2008 and the first quarter of 2009, which abated somewhat in the 2009 second and third quarters. Other than temporary impairment losses in the first nine months of 2008 reflect $114.2 million of impairment losses related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings. Of the $114.2 million of impairment losses, $51.8 million was incurred in the third quarter of 2008, and primarily related to energy and financial services sector equity holdings.
After adjusting the cost basis of securities for the recognition of unrealized losses through impairment charges, the gross unrealized investment losses and related fair value for debt securities and equity securities at September 30, 2009 and December 31, 2008, were as follows (in millions):

September 30, 2009

		Gross
	Fair	unrealized
	value	losses

Debt securities
U.S. Government obligations
Less than 12 months	$—	$—
More than 12 months	—	—
Mortgage & asset-backed securities
Less than 12 months	—	—
More than 12 months	206.1	16.4
States, municipalities & political subdivisions
Less than 12 months	2.9	—
More than 12 months	18.2	0.7
Foreign
Less than 12 months	23.4	1.6
More than 12 months	0.9	—
Corporate bonds and other
Less than 12 months	$9.9	$0.2
More than 12 months	1.8	—

Total debt securities
Less than 12 months	36.2	1.8
More than 12 months	227.0	17.1

Equity securities — Common Stock
Less than 12 months	60.8	5.3
More than 12 months	—	—

Equity securities — Preferred Stock
Less than 12 months	—	—
More than 12 months	—	—

Total temporarily impaired securities
Less than 12 months	97.0	7.1
More than 12 months	227.0	17.1

Total	$324.0	$24.2

December 31, 2008

		Gross
	Fair	unrealized
	value	losses

Debt securities
U.S. Government obligations
Less than 12 months	$—	$—
More than 12 months	—	—
Mortgage & asset-backed securities
Less than 12 months	311.9	46.1
More than 12 months	57.0	17.2
States, municipalities & political subdivisions
Less than 12 months	380.1	8.6
More than 12 months	20.9	2.5
Foreign
Less than 12 months	54.9	1.8
More than 12 months	—	—
Corporate bonds and other
Less than 12 months	39.8	1.1
More than 12 months	11.4	0.6

Total debt securities
Less than 12 months	786.7	57.6
More than 12 months	89.3	20.3

Equity securities — Common Stock
Less than 12 months	151.5	48.7
More than 12 months	—	—

Equity securities — Preferred Stock
Less than 12 months	—	—
More than 12 months	—	—

Total temporarily impaired securities
Less than 12 months	938.2	106.3
More than 12 months	89.3	20.3

Total	$1,027.5	$126.6

As of September 30, 2009, Alleghany held a total of 78 debt and equity securities that were in an unrealized loss position, of which 62 securities, all related to debt securities, were in an unrealized loss position continuously for 12 months or more. At September 30, 2009, substantially all of Alleghany’s debt securities were rated investment grade, and non-income producing invested assets were insignificant.
8. Income Taxes
As of September 30, 2009, Alleghany believes there were no material uncertain tax positions that would require disclosure under GAAP.
The effective tax rate on earnings from continuing operations before income taxes was 28.7 percent for the first nine months of 2009, compared with 25.6 percent for the corresponding 2008 period. The higher effective tax rate primarily reflects the lower impact of tax-exempt income on Alleghany’s increased earnings in the 2009 period.

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
10. EDC
EDC reported an underwriting loss of $65.5 million for the first nine months of 2009, primarily reflecting a substantial decrease in net earned premiums from the corresponding 2008 period, and a $34.5 million reserve increase recorded in the 2009 second quarter. In addition, EDC also recorded a pre-tax non-cash impairment charge of $11.2 million in the 2009 second quarter, which is classified as a net realized capital loss in its consolidated statement of earnings. In June 2009, EDC determined that it was unable to write business at rates it deemed adequate due to the current state of the California workers’ compensation market. As a result, EDC ceased soliciting new or renewal business on a direct basis commencing August 1, 2009 and took corresponding expense reduction steps, including staff reductions, in light of such determination. As a result of EDC’s determination to cease writing business on a direct basis and certain other factors, on June 30, 2009, A.M. Best downgraded its rating of EDC’s subsidiary, Employers Direct Insurance Company from A- (Excellent), with a negative outlook, to B++ (Good), with a stable outlook. During the 2009 third quarter, EDC sold the renewal rights of its directly placed workers’ compensation insurance policies and certain other assets and rights to an independent insurance brokerage.
In the 2009 second quarter, EDC increased its loss and loss adjustment expense reserves in the amount of $34.5 million, compared with a $24.7 million reserve increase in the 2008 second quarter. Of the $34.5 million reserve increase, $26.5 million related to prior accident years and $8.0 million related to the 2009 accident year. With respect to the $26.5 million increase for prior accident years, $17.7 million primarily reflected higher than expected paid losses and $8.8 million was attributable to the estimated impact of recent judicial decisions by the Workers Compensation Appeals Board (“WCAB”). Such WCAB decisions related to permanent disability determinations that have materially weakened prior workers’ compensation reforms instrumental in reducing medical and disability costs in earlier years. These decisions are in the process of being appealed to the California appellate courts but will continue in effect during the appeals process. Cumulative paid losses in respect of prior accident years were expected to be lower through June 30, 2009 than the actual cumulative paid losses through that date. This amount of higher cumulative paid losses, expressed as a percentage of carried loss and loss adjustment expense reserves at the beginning of the year, was 1.5 percent. With respect to the $8.0 million reserve increase for the 2009 accident year, $6.2 million primarily reflected higher than expected paid losses and the remainder was attributable to the estimated impact of the WCAB decisions. Of EDC’s 2008 second quarter $24.7 million reserve increase, $14.9 million related to prior accident years and $9.8 million related to the 2008 accident year.
The $11.2 million pre-tax non-cash impairment charge incurred in the 2009 second quarter represents the entire carrying value of EDC’s trade names, originally determined to have indefinite useful lives, renewal rights, distribution rights and database development, net of accumulated amortization. In addition, immaterial accruals were established related to terminated employee severance payments and other charges.
11. Credit Agreement
Until October 23, 2009, Alleghany was party to a three-year unsecured credit agreement (“Credit Agreement”) with a bank syndicate, which provided commitments for revolving credit loans in an aggregate principal amount of up to $200.0 million. The Credit Agreement expired on October 23, 2009 with no amounts outstanding thereunder. There were no borrowings under the Credit Agreement in 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     References to the “Company,” “Alleghany,” “we,” “us,” and “our” in Items 2, 3 and 4 of Part I, as well as in Part II, of this Form 10-Q refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. “AIHL” refers to our insurance holding company subsidiary Alleghany Insurance Holdings LLC. “RSUI” refers to our subsidiary RSUI Group, Inc. and its subsidiaries. “AIHL Re” refers to our subsidiary AIHL Re LLC. “CATA” refers to our subsidiary Capitol Transamerica Corporation and its subsidiaries and also includes the results of operations of Platte River Insurance Company unless the context otherwise requires. “EDC” refers to our subsidiary Employers Direct Corporation and its subsidiaries. Unless the context otherwise requires, references to AIHL include the results of operations of RSUI, CATA, EDC and AIHL Re. “Alleghany Properties” refers to our subsidiary Alleghany Properties Holdings LLC and its subsidiaries.
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
Consolidated Results of Operations
     The following discussion and analysis presents a review of our results for the three and nine months ended September 30, 2009 and 2008. You should read this review in conjunction with the consolidated financial statements and other data presented in this Form 10-Q as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2008 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. Our results for the first nine months of 2009 are not indicative of operating results in future periods.
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
     Catastrophe losses, or the absence thereof, can have a significant impact on our results. For example, RSUI’s pre-tax catastrophe losses, net of reinsurance, were $9.2 million for the first nine months of 2009 compared with $121.3 million, primarily reflecting 2008 third quarter hurricane net losses million from Hurricanes Ike, Gustav and Dolly, in the first nine months of 2008. The incidence and severity of catastrophes in any short period of time are inherently unpredictable. Catastrophes can cause losses in a variety of our property and casualty lines, and most of our past catastrophe-related claims have resulted from severe hurricanes.
     Net realized capital gains, other than temporary impairment losses and net investment income also affect our profitability. Our invested assets, which are derived primarily from our own capital and cash flow from our insurance operating units, are invested principally in debt securities, although we also invest in equity securities. The return on debt securities is primarily impacted by general interest rates and the credit quality and duration of the securities. Net realized capital gains include gains or losses realized upon sale of invested assets. Other than temporary impairment losses relate to unrealized losses that are deemed to be other than temporary and, as such, are required to be charged against earnings regardless of whether we continue to hold the applicable security. In the first nine months of 2009, our other than temporary impairment losses were $85.3 million, of which $9.5 million was incurred in the third quarter of 2009. Of the $85.3 million, $57.0 million related to energy sector equity holdings, $16.5 million related to various other equity sector holdings and $11.8 million related to debt security holdings. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the declines in fair value of such securities relative to their cost as of the balance sheet date. Such severe declines are primarily related to a significant deterioration of U.S. equity market conditions during the latter part of 2008 and the first quarter of 2009, which abated somewhat in the second and third quarters of 2009.
     Competition generally, and price competition in particular, impacts the profitability of our insurance operating units. Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity followed by periods of high premium rates and shortages of underwriting capacity. Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. Our insurance operating units began to experience increased competition in certain of their lines of business during 2006. This competitive environment continued during 2007, 2008 and the first nine months of 2009, resulting in fewer opportunities to write business and/or a decrease in pricing over that time.
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
Consolidated Results of Operations
     The following table summarizes our consolidated revenues, costs and expenses and earnings for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008

Revenues
Net premiums earned	$217.6	$235.7	$640.2	$721.4
Net investment income	16.0	35.6	67.6	105.6
Net realized capital gains	64.0	42.9	204.0	158.2
Other than temporary impairment losses	(9.5)	(51.8)	(85.3)	(114.2)
Other income	0.2	0.9	1.2	1.2

Total revenues	$288.3	$263.3	$827.7	$872.2

Costs and expenses
Loss and loss adjustment expenses	$118.3	$204.6	$375.1	$479.4
Commissions, brokerage and other underwriting expenses	68.4	70.2	206.1	213.1
Other operating expenses	12.8	2.5	34.2	26.5
Corporate administration	8.1	6.9	15.3	25.3
Interest expense	0.2	0.2	0.5	0.5

Total costs and expenses	207.8	284.4	631.2	744.8

Earnings (loss) from continuing operations, before income taxes	80.5	(21.1)	196.5	127.4
Income taxes	31.0	(12.3)	56.4	32.7

Earnings (loss) from continuing operations	49.5	(8.8)	140.1	94.7
Discontinued operations*
Operations	—	7.5	—	29.8
Income taxes	—	2.9	—	15.0

Earnings from discontinued operations, net of tax	—	4.6	—	14.8

Net earnings (loss)	$49.5	$(4.2)	$140.1	$109.5

Revenues:
AIHL	$301.2	$240.8	$730.0	$762.7
Corporate activities**	(12.9)	22.5	97.7	109.5

Earnings (loss) from continuing operations, before income taxes:
AIHL	$102.1	$(36.1)	$116.0	$45.5
Corporate activities**	(21.6)	15.0	80.5	81.9

*	Discontinued operations consist of the operations of Darwin Professional Underwriters, Inc., or “Darwin,” net of minority interest expense and the gain on disposition in 2008. Additional information regarding the results of discontinued operations can be found in Note 2 to the Notes to the Consolidated Financial Statements set forth in Item 8 of our 2008 10-K.

**	Corporate activities consist of Alleghany Properties, our investments in Homesite and ORX and corporate activities at the parent level.
Operating Results
          We reported net earnings from continuing operations before income taxes in the 2009 third quarter compared with a net loss in the corresponding 2008 period, primarily reflecting a decrease in loss and loss adjustment expenses, lower other than temporary impairment losses and higher net realized capital gains, partially offset by lower net investment income and lower net premiums earned. The decrease in loss and loss adjustment expenses primarily reflects minimal catastrophe losses at RSUI in the 2009 third quarter compared with approximately $99.0 million of net catastrophe losses at RSUI in the corresponding 2008 period related to the 2008 third quarter hurricanes Ike, Gustav and Dolly. The decrease in other than temporary impairment losses was due in part to comparatively improved equity market returns in the 2009 third quarter compared with the corresponding 2008 period. The increase in net realized capital gains primarily reflects higher gains on the sale of energy sector equity securities in the 2009 period, partially offset by the absence of sales of common stock of Burlington Northern Santa Fe Corporation, or “Burlington Northern,” in the 2009 third quarter compared with $14.3 million of such sales in the 2008 third quarter. The decrease in net investment income is principally due to lower average investment yields and losses on our investment in ORX. The decrease in net premiums earned primarily reflects the impact of continuing competition at our insurance operating units.
          Our earnings from continuing operations before income taxes in the first nine months of 2009 increased from the corresponding 2008 period, primarily reflecting a decrease in loss and loss adjustment expenses, higher net realized capital gains and lower other than temporary impairment losses, partially offset by lower net premiums earned and lower net investment income. The decrease in loss and loss adjustment expenses primarily reflects minimal catastrophe losses at RSUI in the first nine months of 2009 compared with approximately $121.3 million of net catastrophe losses at RSUI in the corresponding 2008 period related in large part to the three hurricanes noted above. The increase in net realized capital gains was due primarily to higher gains on the sales of equity securities, including our holdings of Burlington Northern as well as holdings within our energy portfolio. The decrease in other than temporary impairment losses was due in part to comparatively improved equity market returns in the first nine months of 2009 compared with the corresponding 2008 period. The decrease in net investment income is principally due to lower average investment yields and losses on our investment in ORX. The decrease in net premiums earned primarily reflects the impact of continuing competition at our insurance operating units.
          The effective tax rate on earnings from continuing operations before income taxes was 28.7 percent for the first nine months of 2009, compared with 25.6 percent for the corresponding 2008 period. The higher effective tax rate primarily reflects the lower impact of tax-exempt income on our increased earnings in the 2009 period.

          AIHL Operating Unit Pre-Tax Results from Continuing Operations

(in millions, except ratios)	RSUI	AIHL Re	CATA	EDC	AIHL
Three months ended September 30, 2009

Gross premiums written	$231.0	—	$42.1	$12.4	$285.5
Net premiums written	140.7	—	40.7	11.2	192.6

Net premiums earned (1)	$160.1	—	$41.6	$15.9	$217.6
Loss and loss adjustment expenses	82.9	—	21.0	14.4	118.3
Commission, brokerage and other underwriting expenses (2)	43.9	—	18.3	6.2	68.4

Underwriting profit (loss) (3)	$33.3	—	$2.3	$(4.7)	$30.9

Net investment income (1)					30.0
Net realized capital gains (1)					62.9
Other than temporary impairment losses (1)					(9.5)
Other income (1)					0.2
Other expenses (2)					(12.4)

Earnings from continuing operations, before income taxes					$102.1

Loss ratio (4)	51.8%	—	50.5%	90.2%	54.4%
Expense ratio (5)	27.4%	—	43.9%	39.8%	31.4%

Combined ratio (6)	79.2%	—	94.4%	130.0%	85.8%

Three months ended September 30, 2008
Gross premiums written	$243.8	$0.2	$52.4	$17.7	$314.1
Net premiums written	160.4	—	45.0	15.9	221.3

Net premiums earned (1)	$169.9	—	$47.1	$18.7	$235.7
Loss and loss adjustment expenses	162.8	—	22.7	19.1	204.6
Commission, brokerage and other underwriting expenses (2)	44.5	—	19.2	6.5	70.2

Underwriting (loss) profit (3)	$(37.4)	—	$5.2	$(6.9)	$(39.1)

Net investment income (1)					30.9
Net realized capital gains (1)					25.8
Other than temporary impairment losses (1)					(51.8)
Other income (1)					0.2
Other expenses (2)					(2.1)

Losses from continuing operations, before income taxes					$(36.1)

Loss ratio (4)	95.8%	—	48.3%	102.2%	86.9%
Expense ratio (5)	26.2%	—	40.8%	34.6%	29.8%

Combined ratio (6)	122.0%	—	89.1%	136.8%	116.7%

(in millions, except ratios)	RSUI	AIHL Re	CATA	EDC	AIHL
Nine months ended September 30, 2009

Gross premiums written	$818.1	—	$129.3	$44.5	$991.9
Net premiums written	499.9	—	122.2	38.3	660.4

Net premiums earned (1)	$480.0	—	$124.8	$35.4	$640.2
Loss and loss adjustment expenses	236.5	—	60.9	77.7	375.1
Commission, brokerage and other underwriting expenses (2)	127.2	—	55.7	23.2	206.1

Underwriting profit (loss) (3)	$116.3	—	$8.2	$(65.5)	$59.0

Net investment income (1)					84.7
Net realized capital gains (1)					89.3
Other than temporary impairment losses (1)					(85.3)
Other income (1)					1.1
Other expenses (2)					(32.8)

Earnings from continuing operations, before income taxes					$116.0

Loss ratio (4)	49.3%	—	48.8%	219.1%	58.6%
Expense ratio (5)	26.5%	—	44.6%	65.8%	32.2%

Combined ratio (6)	75.8%	—	93.4%	284.9%	90.8%

Nine months ended September 30, 2008
Gross premiums written	$813.3	$0.4	$164.5	$60.7	$1,038.9
Net premiums written	504.9	0.2	140.2	55.9	701.2

Net premiums earned (1)	$521.9	$0.2	$142.0	$57.3	$721.4
Loss and loss adjustment expenses	333.4	—	70.2	75.8	479.4
Commission, brokerage and other underwriting expenses (2)	132.6	0.1	59.0	21.4	213.1

Underwriting profit(loss) (3)	$55.9	$0.1	$12.8	$(39.9)	$28.9

Net investment income (1)					93.1
Net realized capital gains (1)					62.0
Other than temporary impairment losses (1)					(114.2)
Other income (1)					0.4
Other expenses (2)					(24.7)

Losses from continuing operations, before income taxes					$45.5

Loss ratio (4)	63.9%	—	49.4%	132.2%	66.5%
Expense ratio (5)	25.4%	37.6%	41.6%	37.4%	29.5%

Combined ratio (6)	89.3%	37.6%	91.0%	169.6%	96.0%

(1)	Represent components of total revenues.

(2)	Commission, brokerage and other underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses attributable to underwriting activities, whereas the remainder constitutes other expenses.

(3)	Represents net premiums earned less loss and loss adjustment expenses and commission, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or net realized capital gains and other than temporary impairment losses. Underwriting profit does not replace net income determined in accordance with GAAP as a measure of profitability; rather, we believe that underwriting profit, which does not include net investment income and other income or net realized capital gains and other than temporary impairment losses, enhances the understanding of AIHL’s insurance operating units’ operating results by highlighting net income attributable to their underwriting performance. With the addition of net investment income, net realized capital gains, other than temporary impairment losses, other income and other expenses, reported pre-tax net income (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting profit as an important measure in the overall evaluation of performance.

(4)	Loss and loss adjustment expenses divided by net premiums earned, all as determined in accordance with GAAP.

(5)	Commission, brokerage and other underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.

(6)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on losses (including loss adjustment expenses) and commission, brokerage and other underwriting expenses.

          Discussion of individual AIHL operating unit results follows, and AIHL investment results are discussed below under “Investments.”
RSUI
          The decrease in gross premiums written by RSUI in the third quarter of 2009 from the corresponding 2008 period primarily reflects the impact of continuing and increasing competition, particularly in RSUI’s general liability and umbrella/excess lines of business, partially offset by growth in RSUI’s binding authority line of business. The binding authority line writes small, specialized coverages pursuant to underwriting authority arrangements with wholesale brokers. The modest increase in gross premiums written by RSUI in the first nine months of 2009 from the corresponding 2008 period primarily reflects growth in RSUI’s property and directors’ and officers’, or “D&O,” liability lines of business in the 2009 second quarter, and growth in RSUI’s binding authority business, partially offset by declines, particularly in RSUI’s general liability and umbrella/excess lines of business, due to continuing and increasing competition. The decrease in net premiums earned by RSUI in the third quarter and first nine months of 2009 from the corresponding 2008 periods reflects continued declines over the past twelve months in gross premiums written in most lines of business, particularly in RSUI’s general liability and umbrella/excess lines of business, partially offset by increases in property and D&O liability gross premiums written in the 2009 second quarter as well as growth in RSUI’s binding authority line of business.
          The decrease in loss and loss adjustment expenses in the third quarter and first nine months of 2009 from the corresponding 2008 periods primarily reflects lower catastrophe losses, partially offset by a lower net release of prior accident year loss reserves in the 2009 periods. Net catastrophe losses were $9.2 million the first nine months of 2009 compared with approximately $121.3 million in the first nine months of 2008, $99.0 million of which related to the 2008 third quarter hurricanes Ike, Gustav and Dolly. Loss and loss adjustment expenses for the first nine months of 2009 also reflect a net $11.9 million release of prior accident year loss reserves (none of which relates to the 2009 third quarter), compared with a $32.4 million net reserve release of prior accident year loss reserves during the corresponding 2008 period ($15.7 million of which relates to the 2008 third quarter). The $11.9 million net reserve release relates primarily to D&O liability, professional liability and general liability lines of business for the 2003 through 2006 accident years and reflects favorable loss emergence, compared with loss emergence patterns assumed in earlier periods for such lines of business. Specifically, cumulative losses for such lines of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be higher through June 30, 2009 than the actual cumulative losses through that date. This amount of lower cumulative losses, expressed as a percentage of carried loss and loss adjustment expense reserves at the beginning of the year, was 1.6 percent. Such reduction did not impact the assumptions used in estimating RSUI’s loss and loss adjustment expense liabilities for business earned in 2009.
          The decrease in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2009 compared with the corresponding 2008 periods primarily reflects the net effect of lower premium volume in the 2009 periods.
          The decrease in loss and loss adjustment expenses, partially offset by a decrease in net premiums earned, was the primary cause for the increase in RSUI’s underwriting profit in the third quarter and first nine months of 2009 from the corresponding 2008 periods.

          In general, rates at RSUI in the first nine months of 2009, compared with the corresponding 2008 period, reflect overall industry trends of downward pricing as a result of increased competition.
          As discussed in the 2008 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2009. RSUI placed all of its catastrophe reinsurance program for the 2009-2010 period, and the new program is substantially similar to the expired program. The new reinsurance program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 33.15 percent co-participation by RSUI, in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5 percent co-participation by RSUI, in excess of $200.0 million. In addition, RSUI’s property per risk reinsurance program for the 2009-2010 period provides RSUI with reinsurance for $90.0 million of losses in excess of $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance, which is substantially similar to the expired program.
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
CATA
          CATA’s net premiums earned in the third quarter and first nine months of 2009 decreased from the corresponding 2008 periods, primarily reflecting continuing and increasing price competition in CATA’s property and casualty (including in excess and surplus markets) and commercial surety lines of business, partially offset by growth in CATA’s recently established specialty markets division. The decrease in loss and loss adjustment expenses in the third quarter and first nine months of 2009 from the corresponding 2008 periods primarily reflects lower net premiums earned in the 2009 period. Loss and loss adjustment expenses include a $9.8 million release of prior accident year loss reserves during the first nine months of 2009 ($2.1 million of which related to the 2009 third quarter), compared with a $8.7 million release of prior accident year loss reserves during the corresponding 2008 period ($4.8 million of which related to the 2008 third quarter). The $9.8 million reserve release primarily reflects favorable loss emergence in the casualty and surety lines of business, compared with loss emergence patterns assumed in earlier periods for such lines of business. Specifically, cumulative losses for such lines of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be higher through September 30, 2009 than the actual cumulative losses through that date. This amount of lower cumulative losses, expressed as a percentage of carried loss and loss adjustment expense reserves at the beginning of the year, was 1.5 percent. Such reduction did not impact the assumptions used in estimating CATA’s loss and loss adjustment expense liabilities for business earned in 2009.
          The decrease in net premiums earned, partially offset by the decrease in loss and loss adjustment expenses, was the primary cause for the decrease in CATA’s underwriting profit in the third quarter and first nine months of 2009 from the corresponding 2008 periods.
EDC
          EDC reported an underwriting loss of $65.5 million for the first nine months of 2009, primarily reflecting a substantial decrease in net earned premiums from the corresponding 2008 period and a $34.5 million reserve increase recorded in the 2009 second quarter. In addition, EDC also recorded a pre-tax non-cash impairment charge of $11.2 million in the 2009 second quarter, which is classified as a net realized capital loss in its consolidated statement of earnings. In June 2009, EDC determined that it was unable to write business at rates it deemed adequate due to the current state of the California workers’ compensation market. As a result, EDC ceased soliciting new or renewal business on a direct basis commencing August 1, 2009 and took corresponding expense reduction steps, including staff reductions, in light of such determination. As a result of EDC’s determination to cease writing business on a direct basis and certain other factors, on June 30, 2009, A.M. Best downgraded its rating of EDC’s subsidiary, Employers Direct Insurance Company from A- (Excellent), with a negative outlook, to B++ (Good), with a stable outlook. During the 2009 third quarter, EDC sold the renewal rights of its directly placed workers’ compensation insurance policies and certain other assets and rights to an independent insurance brokerage.
          The increase in loss and loss adjustment expenses in the first nine months of 2009 from the corresponding 2008 period primarily reflects a reserve increase of $34.5 million in the 2009 second quarter, compared with a $24.7 million reserve increase in the 2008 second quarter. Of the $34.5 million reserve increase, $26.5 million related to prior accident years and $8.0 million related to the 2009 accident year. With respect to the $26.5 million increase for prior accident years, $17.7 million primarily reflected higher than expected paid losses and $8.8 million was attributable to the estimated impact of recent judicial decisions by the Workers’ Compensation Appeals Board, or “WCAB.” Such WCAB decisions related to permanent disability determinations that have materially weakened prior workers’ compensation reforms instrumental in reducing medical and disability costs in earlier years. These decisions are in the process of being appealed to the California appellate courts but will continue in effect during the appeals process. Cumulative paid losses in respect of prior accident years were expected to be lower through June 30, 2009 than the actual cumulative paid losses through that date. This amount of higher cumulative paid losses, expressed as a percentage of carried loss and loss adjustment expense reserves at the beginning of the year, was 1.5 percent. With respect to the $8.0 million reserve increase for the 2009 accident year, $6.2 million primarily reflected higher than expected paid losses and the remainder was attributable to the estimated impact of the WCAB decisions. Of EDC’s 2008 second quarter $24.7 million reserve increase, $14.9 million related to prior accident years and $9.8 million related to the 2008 accident year.
          Although EDC believes its reserves, including the provision for the WCAB decisions, were adequate as of September 30, 2009, the WCAB decisions could materially adversely affect the number and amount of EDC’s permanent disability payments, including those on its open claims, and the related loss and loss adjustment expense reserves.
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

					Workers’
( in millions)	Property	Casualty(1)	CMP(2)	Surety	Comp(3)	All Other(4)	Total
At September 30, 2009
Gross loss and LAE reserves	$292.4	$1,915.2	$71.3	$17.8	$255.8	$45.7	$2,598.2

Reinsurance recoverables on unpaid losses	(115.1)	(835.4)	(1.3)	(0.1)	(19.6)	(26.7)	(998.2)

Net loss and LAE reserves	$177.3	$1,079.8	$70.0	$17.7	$236.2	$19.0	$1,600.0

At December 31, 2008
Gross loss and LAE reserves	$365.9	$1,836.6	$75.8	$21.5	$227.4	$51.4	$2,578.6

Reinsurance recoverables on unpaid losses	(153.5)	(811.6)	(0.3)	(0.2)	(12.2)	(30.5)	(1,008.3)

Net loss and LAE reserves	$212.4	$1,025.0	$75.5	$21.3	$215.2	$20.9	$1,570.3

(1)	Primarily consists of umbrella/excess, D&O liability, professional liability and general liability.

(2)	Commercial multiple peril.

(3)	Workers’ compensation amounts include EDC, net of purchase accounting adjustments (see Note 4 to the Notes to the Consolidated Financial Statements set forth in Item 8 of our 2008 10-K). Such adjustments include a minor reduction of gross and net loss and LAE for acquisition date discounting, as required under purchase accounting. Workers’ compensation amounts also include minor balances from CATA.

(4)	Primarily consists of loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees. The loss and LAE reserves are ceded 100 percent to the sellers. Additional information regarding the loss reserve guarantees can be found in Note 5 to the Notes to the Consolidated Financial Statements set forth in Item 8 of our 2008 10-K.

Changes in Loss and LAE Reserves between September 30, 2009 and December 31, 2008
          Gross Reserves. Gross loss and LAE reserves at September 30, 2009 increased slightly from December 31, 2008, due to reserve increases in casualty and workers’ compensation lines of business, largely offset by a reserve decrease in property lines of business. The increase in casualty gross loss and LAE reserves primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior accident years at RSUI, partially offset by RSUI’s release of prior accident year reserves for D&O liability, professional liability and general liability lines of business for the 2003 through 2006 accident years. The increase in workers’ compensation gross loss and LAE reserves primarily reflects an increase by EDC of current and prior accident year reserves. The decrease in property gross loss and LAE reserves is mainly due to loss payments made by RSUI on hurricane related losses incurred in prior years.
          Net Reserves. Net loss and LAE reserves at September 30, 2009 increased slightly from December 31, 2008, due to reserve increases in casualty and workers’ compensation lines of business, largely offset by a reserve decrease in property lines of business. The increase in casualty net loss and LAE reserves primarily reflects anticipated loss reserves on current accident year net premiums earned and limited gross paid loss activity for the current and prior accident years at RSUI, partially offset by RSUI’s release of prior accident year reserves for D&O liability, professional liability and general liability lines of business for the 2003 through 2006 accident years. The increase in workers’ compensation net loss and LAE reserves primarily reflects an increase by EDC in current and prior accident year reserves. The decrease in property net loss and LAE reserves is mainly due to loss payments made by RSUI on hurricane related losses incurred in 2008 and 2005, substantially offset by corresponding increases in reinsurance recoverables on unpaid losses.
Reinsurance Recoverables
          At September 30, 2009, AIHL had total reinsurance recoverables of $1,008.8 million, consisting of $998.2 million of ceded outstanding losses and LAE and $10.6 million of recoverables on paid losses. RSUI’s reinsurance recoverables totaled approximately $829.5 million of AIHL’s $1,008.8 million.
          Approximately 94.8 percent of AIHL’s reinsurance recoverables balance at September 30, 2009 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. AIHL’s Reinsurance Security Committee, which includes certain of our officers and the chief financial officer of each of AIHL’s operating units and which manages the use of reinsurers by such operating units, had determined that reinsurers with a rating of A (Excellent) or higher have an ability to meet their ongoing obligations at a level that is acceptable to us. In February 2009, A.M. Best downgraded the financial strength rating for Swiss Reinsurance Company, our largest reinsurer, from A+ (Superior) to A (Excellent). As a financial strength rating of A (Excellent) is within the parameters determined to be acceptable by the Reinsurance Security Committee, the downgrade of Swiss Re’s financial strength rating is not expected to have any adverse effect on our financial position and results of operations.
          Information regarding concentration of AIHL’s reinsurance recoverables at September 30, 2009 is as follows (dollars in millions):

Reinsurer (1)	Rating (2)	Dollar Amount	Percentage
Swiss Reinsurance Company	A (Excellent)	$189.4	18.8%
The Chubb Corporation	A++ (Superior)	123.6	12.3%
Platinum Underwriters Holdings, Ltd.	A (Excellent)	96.7	9.6%
All other reinsurers		599.1	59.3%

	Total	$1,008.8	100.0%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed reinsurer.

(2)	Represents the A.M. Best rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
          At September 30, 2009, AIHL also had fully collateralized reinsurance recoverables of $137.8 million due from Darwin, now a subsidiary of Allied World Assurance Company, Ltd. The A.M. Best financial strength rating of Darwin was A (Excellent) at September 30, 2009. AIHL had no allowance for uncollectible reinsurance as of September 30, 2009.
Corporate Activities Results of Operations
          Corporate activities recorded a pre-tax loss of $21.6 million on revenues of ($12.9) million in the 2009 third quarter, compared with a pre-tax gain of $15.0 million on revenues of $22.5 million in the corresponding 2008 period, principally reflecting losses at ORX in the 2009 period and nominal net realized capital gains in the 2009 period, compared with $17.1 million of such gains in the 2008 period ($14.3 million of which resulted from the sale of approximately 0.2 million shares of Burlington Northern common stock). Losses related to our investment in ORX, net of purchase accounting adjustments, were $14.0 million in the 2009 third quarter, and were due primarily to asset impairment charges incurred as of December 31, 2008, but finalized in the 2009 third quarter, arising from relatively low energy prices as of December 31, 2008.
          Corporate activities recorded a pre-tax gain of $80.5 million on revenues of $97.7 million in the first nine months of 2009, compared with a pre-tax gain of $81.9 million on revenues of $109.5 million in the corresponding 2008 period, principally reflecting losses at ORX, partially offset by higher net realized capital gains, in the 2009 period. Losses related to our investment in ORX, net of purchase accounting adjustments, for the first nine months of 2009 were $19.2 million and were due primarily to the asset impairment charge discussed above. The results for the nine months of 2009 and 2008 include net realized capital gains of $113.1 million and $92.4 million, respectively, resulting from the sale of approximately 2.0 million and 1.2 million shares, respectively, of Burlington Northern common stock.
          In addition to ORX, we recorded losses in our investment in Homesite, net of purchase accounting adjustments, for the third quarter and first nine months of 2009 of $1.8 million and $4.0 million, respectively. Homesite related losses were primarily due to increased homeowners insurance claims from severe weather.
          As of September 30, 2009, we held approximately 1.0 million shares of Burlington Northern common stock with an aggregate market value at that date of approximately $79.8 million. The aggregate cost of our Burlington Northern common stock is approximately $12.1 million. Subsequent to September 30, 2009, we sold all 1.0 million shares of our remaining Burlington Northern stock holdings, resulting in a pre-tax gain of $85.5 million, which will be recognized in the 2009 fourth quarter.

Investments
          On a consolidated basis, our invested asset portfolio was approximately $4.38 billion as of September 30, 2009, an increase of 2.3 percent from approximately $4.28 billion at December 31, 2008. The increase is due to net unrealized appreciation on our investment portfolio during the first nine months of 2009 and positive cash flow from underwriting activities at RSUI, partially offset by our repurchase of shares of our 5.75% Mandatory Convertible Preferred Stock and to a lesser extent, common stock.
          At September 30, 2009, the average duration of our consolidated debt securities portfolio was 3.3 years, compared with 3.7 years at December 31, 2008.
          The estimated carrying values and fair values of our consolidated financial instruments as of September 30, 2009 and December 31, 2008 were as follows (in millions):

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Investments (excluding equity-method investments)*	$4,175.0	$4,175.0	$4,057.7	$4,057.7

*	For purposes of this table, investments include available-for-sale securities as well as investments in partnerships carried at fair value that are included in other invested assets. Investments exclude our investments in Homesite, ORX and partnerships that are accounted for under the equity method which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
          GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, GAAP establishes a three-tiered hierarchy for inputs used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are market participant assumptions developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are the reporting entity’s own assumptions about market participant assumptions developed based on the best information available under the circumstances. In assessing the appropriateness of using observable inputs in making our fair value determinations, we consider whether the market for a particular security is “active” or not based on all the relevant facts and circumstances. For example, we may consider a market to be inactive if there are relatively few recent transactions or if there is a significant decrease in market volume. Furthermore, we consider whether observable transactions are “orderly” or not. We do not consider a transaction to be orderly if there is evidence of a forced liquidation or other distressed condition, and as such, little or no weight is given to that transaction as an indicator of fair value.
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
     We validate the reasonableness of our fair value determinations for Level 2 securities by testing the methodology of the relevant third-party dealer or pricing service that provides the quotes upon which the fair value determinations are made. We test the methodology by comparing such quotes with prices from executed market trades when such trades occur. We discuss with the relevant third-party dealer or pricing service any identified material discrepancy between the quote derived from its methodology and the executed market trade in order to resolve the discrepancy. We use the quote from the third-party dealer or pricing service unless we determine that the methodology used to produce such quote is not in compliance with GAAP. In addition to such procedures, we also compare the aggregate amount of the fair value for such Level 2 securities with the aggregate fair value provided by a third-party financial institution. Furthermore, we review the reasonableness of our classification of securities within the three-tiered hierarchy to ensure that the classification is consistent with GAAP.
     The estimated carrying values of our financial instruments as of September 30, 2009 and December 31, 2008 allocated among the three levels described above were as follows (in millions):

	Level 1	Level 2	Level 3	Total

As of September 30, 2009

Assets
Equity securities:
Common stock	$552.5	$—	$—	$552.5
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	475.4	—	—	475.4
Mortgage and asset-backed securities*	—	995.2	—	995.2
States, municipalities, political subdivisions	—	1,283.6	—	1,283.6
Foreign	—	123.0	—	123.0
Corporate bonds and other	—	297.7	—	297.7

	475.4	2,699.5	—	3,174.9

Short-term investments	164.6	249.6	—	414.2
Other invested assets**	—	—	33.4	33.4

Investments (excluding equity-method investments)	$1,192.5	$2,949.1	$33.4	$4,175.0

As of December 31, 2008

Assets
Equity securities:
Common stock	$619.8	$—	$—	$619.8
Preferred stock		9.7		9.7
Debt securities:
U.S. Government obligations	266.3	20.3	—	286.6
Mortgage and asset-backed securities*	—	653.8	0.7	654.5
States, municipalities, political subdivisions	—	1,434.1	—	1,434.1
Foreign	—	177.3	—	177.3
Corporate bonds and other	—	207.5	—	207.5

	266.3	2,493.0	0.7	2,760.0

Short-term investments	175.9	460.3	—	636.2
Other invested assets**	—	—	32.0	32.0

Investments (excluding equity-method investments)	$1,062.0	$2,963.0	$32.7	$4,057.7

*	Consists primarily of residential mortgage-backed securities.

**	The carrying value of partnership investments of $33.4 million increased by $1.4 million from the December 31, 2008 carrying value of $32.0 million, due primarily to a increase in estimated fair value during the period.

          The following is information relating to our consolidated investments.

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(in millions)	2009	2008	2009	2008
Net investment income
AIHL	$30.0	$30.9	$84.7	$93.1
Corporate activities	(14.0)	4.7	(17.1)	12.5

Total	$16.0	$35.6	67.6	$105.6

Net realized capital gains
AIHL	$62.9	$25.8	$89.3	$62.0
Corporate activities	1.1	17.1	114.7	96.2

Total	$64.0	$42.9	$204.0	$158.2

Other than temporary impairment losses
AIHL	$(9.5)	$(51.8)	$(85.3)	$(114.2)
Corporate activities	—	—	—	—

Total	$(9.5)	$(51.8)	$(85.3)	$(114.2)
          The decrease in AIHL’s net investment income in the 2009 third quarter and first nine months of 2009 compared with the corresponding 2008 periods is due principally to lower average investment yields during the first nine months of 2009, partially offset by positive underwriting cash flow at RSUI.
          Net realized capital gains for AIHL in the 2009 third quarter and first nine months of 2009 relate primarily to sales of energy sector equity securities, some of which had their cost basis reduced in earlier periods for the recognition of unrealized losses through other than temporary impairment losses.
          Other than temporary impairment losses in the first nine months of 2009 reflect $85.3 million of impairment charges related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings. Of the $85.3 million, $57.0 million related to energy sector equity holdings, $16.5 million related to various other equity sector holdings and $11.8 million related to debt security holdings (all of which were deemed to be credit-related). Of the $85.3 million of impairment losses, $9.5 million was incurred in the third quarter of 2009, all of which related to equity holdings, primarily in the energy sector. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the declines in fair value of such securities relative to cost as of the balance sheet date. Such severe declines are primarily related to a significant deterioration of U.S. equity market conditions during the latter part of 2008 and the first quarter of 2009, which abated somewhat in the 2009 second and third quarters. Other than temporary impairment losses in the first nine months of 2008 reflect $114.2 million of impairment losses related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings. Of the $114.2 million of impairment losses, $51.8 million was incurred in the third quarter of 2008, and primarily related to energy and financial services sector equity holdings.

          Net investment income for corporate activities in the 2009 third quarter and first nine months of 2009 was negative due to losses related to our investments in ORX, and to a lesser extent, Homesite, as discussed above. Aside from these losses, net investment income was lower in the third quarter and first nine months of 2009 compared with the corresponding 2008 periods due to lower average investment yields and lower dividend income as a result of sales of Burlington Northern common stock. As previously noted, the net realized capital gains for corporate activities in both the 2009 and 2008 nine-month periods are due primarily to sales of Burlington Northern common stock.
          As of September 30, 2009 and December 31, 2008, no equity security was in a continuous unrealized loss position for twelve months or more.
          After adjusting the cost basis of equity securities for the recognition of unrealized losses through impairment losses, the following is information regarding unrealized gain (loss), before tax, on our equity securities:

(in millions)	At September 30, 2009	At December 31, 2008
Gross unrealized gain	$173.8	$215.0
Gross unrealized loss	(5.3)	(48.7)

Net unrealized gain	$168.5	$166.3
          For additional details concerning gross unrealized gains and losses at September 30, 2009 and December 31, 2008, see Note 7 to the Notes to the Consolidated Financial Statements set forth herein.
          At September 30, 2009, our mortgage- and asset-backed securities portfolio, which primarily includes residential mortgage-backed securities, or “RMBS,” and constitutes $995.2 million of our debt securities portfolio, was backed by the following types of underlying collateral (in millions):

Type of Underlying Collateral	Fair Value	Average Rating
RMBS: guaranteed by FNMA or FHLMC(1)	$99.4	Aaa / AAA
RMBS: guaranteed by GNMA(2)	533.2	Aaa / AAA
RMBS: Alt A(3)	23.0	A2 / AA
RMBS: Sub-prime(3)	3.4	Aaa/AAA
RMBS Prime(3) & other non-RMBS(4)	336.2	Aaa/AAA

Total	$995.2	Aaa / AAA

(1)	“FNMA” refers to the Federal National Mortgage Association; and “FHLMC” refers to the Federal Home Loan Mortgage Corporation.

(2)	“GNMA” refers to the Government National Mortgage Association.

(3)	As defined by Standard & Poor’s.

(4)	In addition to RMBS Prime, includes commercial mortgage-backed securities and other asset-backed securities.
          The overall debt securities portfolio credit quality is measured using the lower of either Standard & Poor’s or Moody’s rating. The weighted average rating at September 30, 2009 was AA+, with substantially all securities rated investment grade.

Financial Condition
          Parent Level
          In general, we follow a policy of maintaining a relatively liquid financial condition at the parent company in the form of cash, marketable securities, available credit lines and minimal amounts of debt. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. At September 30, 2009, we held approximately $217.2 million of marketable securities and cash at the parent company and $473.5 million of marketable securities and cash at AIHL, which totaled $690.7 million of marketable securities and cash. We believe that we have and will have adequate internally generated funds and cash resources to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures at September 30, 2009.
          Stockholders’ equity increased to $2,680.5 million as of September 30, 2009, compared with $2,646.7 million as of December 31, 2008, representing a increase of 1.3 percent. The increase in stockholders’ equity reflects net earnings in the first nine months of 2009 and a net increase in net unrealized appreciation on our investment portfolio during the first nine months of 2009, partially offset by repurchases of shares of our 5.75% Mandatory Convertible Preferred Stock, or the “Preferred Stock,” and to a lesser extent, our common stock.
          In February 2008, we announced that our Board of Directors had authorized the repurchase of shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million. In November 2008, the authorization to repurchase our common stock was expanded to include repurchases of our Preferred Stock. During the first nine months of 2009, we repurchased an aggregate of 209,671 shares of our common stock in the open market for approximately $53.3 million, at an average price per share of $254.27. Prior to the mandatory conversion date of June 15, 2009, we repurchased an aggregate of 442,998 shares of the Preferred Stock in the open market for approximately $117.4 million, at an average price per share of $264.92. As of September 30, 2009 and December 31, 2008, we had 8,944,951 and 8,438,226 shares of our common stock outstanding, respectively, adjusted to reflect the common stock dividend declared in February 2009 and paid in April 2009.
          As discussed in Note 9(a) to the Notes to the Consolidated Financial Statements set forth in Item 8 of our 2008 10-K, on June 23, 2006, we completed an offering of 1,132,000 shares of our Preferred Stock at a public offering price of $264.60 per share, resulting in net proceeds of $290.4 million. On June 15, 2009, all outstanding shares of the Preferred Stock were mandatorily converted into shares of our common stock. Each outstanding share of the Preferred Stock was automatically converted into 1.0139 shares of our common stock based on the arithmetic average of the daily volume-weighted average price per share of our common stock for each of the 20 consecutive trading days ending on June 10, 2009, or $260.9733 per share. We issued approximately 698,009 shares of our common stock for the 688,621 shares of the Preferred Stock that were outstanding at the date of the mandatory conversion.
          Until October 23, 2009, we were party to a three-year unsecured credit agreement, or the “Credit Agreement,” with a bank syndicate, which provided commitments for revolving credit loans in an aggregate principal amount of up to $200.0 million. The Credit Agreement expired on

October 23, 2009 with no amounts outstanding thereunder. There were no borrowings under the Credit Agreement in 2009. Given our strong cash position, the expiration of the Credit Agreement will not have a material adverse effect on our financial condition or results of operations.
          Subsidiaries
          Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds and cash resources to provide for the currently foreseeable needs of their businesses. At September 30, 2009, our subsidiaries had no material commitments for capital expenditures.
          With respect to our insurance operating units, their obligations and cash outflows include claim settlements, administrative expenses and purchases of investments. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, our insurance operating units accumulate funds which they invest pending the need for liquidity. As an insurance company’s cash needs can be unpredictable due to the uncertainty of the claims settlement process, AIHL’s investment portfolio, which includes those of its insurance operating units, is composed primarily of debt securities and short-term investments to ensure the availability of funds and maintain a sufficient amount of liquid securities. As of September 30, 2009, investments and cash represented 69.7 percent of the assets of AIHL and its insurance operating units.
Recent Accounting Pronouncements
Recently Adopted
          In June 2009, Financial Accounting Standards Board or “FASB,” Statements No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” or “SFAS 168”, was issued. SFAS 168 establishes the FASB Accounting Standards Codification (“FASB ASC”) as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. SFAS 168, which is referenced within the FASB ASC in Topic 105-10, or “FASB ASC 105-10”, is effective for interim and annual periods ending after September 15, 2009. We have adopted SFAS 168 in the 2009 third quarter, and the implementation had no impact on our results of operations and financial condition. All of our public filings will now include references, wherever appropriate, to the FASB ASC as the sole source of authoritative literature.
          In December 2007, FASB Statements No. 141 (revised 2007), “Business Combinations” or “SFAS 141R” [FASB ASC 805-10], and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” or “SFAS 160” [FASB ASC 810-10], were issued. SFAS 141R replaces FASB Statement No. 141, “Business Combinations.” SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information regarding the nature and financial effect of the business combination. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. SFAS 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We have adopted SFAS 141R and SFAS 160 for all business combinations initiated after December 31, 2008, and the implementation did not have a material impact on our results of operations and financial condition.
          In September 2006, FASB Statement No. 157, “Fair Value Measurements” or “SFAS 157” [FASB ASC 820-10], was issued. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have adopted the provisions of SFAS 157 as of January 1, 2008, and the implementation did not have a material impact on our results of operations and financial condition.
          In October 2008, FASB Staff Position No. 157-3 or “FSP FAS157-3” [FASB ASC 820-10] was issued. FSP FAS157-3 clarifies the application of SFAS 157 in an inactive market. If a market becomes inactive, then the fair value determination for securities in that market may be based on inputs that are unobservable in the market, rather than being based on either unadjusted quoted prices or observable market inputs. FSP FAS157-3 is effective upon issuance, including periods for which financial statements have not been issued. We have adopted the provisions of FSP FAS157-3 as of September 30, 2008, and the implementation did not have a material impact on our results of operations and financial condition.
          In April 2009, FASB Staff Position No. 157-4 or “FSP FAS157-4” [FASB ASC 820-10-65] was issued. FSP FAS157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 regarding the determination of when a market is not considered to be active and when a transaction is not considered to be distressed. The determination of whether a market is not considered to be active is based on an evaluation of a number of factors. If such factors indicate that a market is not active, it must then be determined whether a quoted price from that market is associated with a distressed transaction based on the facts and circumstances. FSP FAS157-4 also provides for additional financial statement disclosure. FSP FAS157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have adopted the provisions of FSP FAS157-4 in the second quarter of 2009, and the implementation did not have a material impact on our results of operations and financial condition.
          In April 2009, FASB Staff Position No. 115-2 and 124-2 or “FSP FAS115-2 and 124-2” [FASB ASC 320-10-65], was issued. FSP FAS115-2 and 124-2 provides additional guidance in accounting for and presenting impairment losses on debt securities. If a decline in fair value below the amortized cost exists at the balance sheet date for a debt security, and the entity intends to sell the security or it is more likely than not that the entity will sell the debt security before recovery of its cost basis, an other than temporary impairment exists. Furthermore, the amount of the impairment related to the credit losses must be recognized in earnings, whereas the amount of the impairment related to other factors must be recognized in other comprehensive income. FSP FAS115-2 and 124-2 also provides for additional financial statement disclosure. FSP FAS115-2 and 124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have adopted the provisions of FSP FAS115-2 and 124-2 in the second quarter of 2009, and the implementation did not have a material impact on our results of operations and financial condition. As part of its implementation, we have determined that current and prior period other than temporary impairment losses on debt securities were credit-related.

          In April 2009, FASB Staff Position No. 107-1 and APB28-1 or “FSP FAS107-1 and APB28-1” [FASB ASC 825-10-65], was issued. FSP FAS107-1 and APB28-1 amends existing fair value disclosure requirements for financial instruments by requiring that such disclosures be made in interim financial statements. FSP FAS107-1 and APB28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have adopted the provisions of FSP FAS107-1 and APB28-1 in the second quarter of 2009, and the implementation did not have a material impact on our results of operations and financial condition.
          In May 2009, FASB Statements No. 165, “Subsequent Events” or “SFAS 165” [FASB ASC 855-10], was issued. SFAS 165 establishes general standards related to events that occur after the balance sheet date but before financial statements are issued. SFAS 165 describes the circumstances where events or transactions occurring after the balance sheet date should be recognized in the financial statements and provides for additional financial statement disclosure. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We have adopted SFAS 165 in the 2009 second quarter, and the implementation did not have a material impact on our results of operations and financial condition. We have evaluated subsequent events through November 5, 2009.
Future Application of Accounting Standards
          In June 2009, FASB Statements No. 166, “Accounting for Transfers of Financial Assets” or “SFAS 166", and No. 167, "Amendments to FASB Interpretation No. 46(R)” or “SFAS 167” were issued. SFAS 166 and SFAS 167 change the way entities account for securitizations and special-purpose entities. SFAS 166 is a revision to Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” [FASB ASC 860], and, among other things, will eliminate the concept of a “qualifying special-purpose entity,” change the requirements for derecognizing financial assets, and require additional disclosure about transfers of financial assets, including securitization transactions and an entity’s continuing exposure to the risks related to transferred financial assets. SFAS 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” [FASB ASC 810-10], and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting rights (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 166 and SFAS 167 are generally effective for periods beginning in 2010. We will adopt SFAS 166 and SFAS 167 in the 2010 first quarter, and we do not believe the implementation will have a material impact on our results of operations and financial condition. We did not have any off-balance sheet arrangements outstanding at September 30, 2009 or December 31, 2008, including those that may involve the types of entities contemplated in SFAS 166 and SFAS 167.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, foreign currency exchange rates and commodity prices. The primary market risk related to our non-trading financial instruments is the risk of loss associated with adverse changes in interest rates. We also invest in equity securities which are subject to fluctuations in market value, and purchase debt securities that expose us to risk related to adverse changes in interest rates. We hold our equity securities and debt securities as available for sale. Any changes in the fair value in these securities, net of tax, would be reflected in our accumulated other comprehensive income as a component of stockholders’ equity. However, if a decline in fair value relative to cost is believed to be other than temporary, a loss is recorded on our statement of earnings.
          The table below presents a sensitivity analysis of our consolidated debt securities as of September 30, 2009. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, we use fair values to measure potential change, and a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical September 30, 2009 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding.
At September 30, 2009 ( in millions)

Interest rate shifts	-300	-200	-100	0	100	200	300

Debt securities, fair value	$3,439.4	$3,360.9	$3,274.0	$3,174.9	$3,061.9	$2,939.3	$2,808.8

Estimated change in fair value	$264.5	$186.0	$99.1	—	$(113.0)	$(235.6)	$(366.1)

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c)	Issuer Purchases of Equity Securities.
               The following table summarizes our common stock repurchases for the quarter ended September 30, 2009.

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
July 1 to July 31	—	—	—
August 1 to August 31	—	—	—
September 1 to September 30	68,636	$256.75	68,636

Total	68,636 (1)	$256.75	68,636	$89,809,337

(1)	All shares represent shares repurchased pursuant to an authorization of the Board of Directors to repurchase shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million.

ITEM 6. EXHIBITS.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION Registrant
Date: November 5, 2009	/s/ Roger B. Gorham
Roger B. Gorham
Senior Vice President (and chief financial officer)