Form 10-K
period 2009-12-31
ALLEGHANY CORP /DE
filed 2010-02-26
CIK 775368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
212-752-1356

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
Yes ☑                    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
  Yes ☐                    No ☐

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
Yes ☐                    No ☑

As of June 30, 2009, the aggregate market value (based upon the closing price of these shares on the New York Stock Exchange) of the shares of Common Stock of Alleghany Corporation held by non-affiliates was $1,944,982,718.

As of February 20, 2010, 8,860,073 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Stockholders of Alleghany Corporation to be held on April 23, 2010 are incorporated into Part III of this Form 10-K Report.

ALLEGHANY CORPORATION

Form 10-K Report
for the year ended December 31, 2009

Description

PART I

References in this Annual Report on Form 10-K for the year-ended December 31, 2009, or the “Form 10-K Report,” to the “Company,” “Alleghany,” “we,” “us” and “our” refer to Alleghany Corporation and its consolidated subsidiaries, unless the context otherwise requires. In addition, unless the context otherwise requires, references to

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

Items 1 and 2. Business and Properties.

Business Overview

We are a Delaware-incorporated company engaged, through AIHL and its subsidiaries RSUI, CATA and EDC, in the property and casualty and surety insurance business. AIHL acquired EDC on July 18, 2007 for a purchase price of approximately $198.1 million, including approximately $5.6 million of incurred acquisition costs. CATA has been a subsidiary of AIHL since January 2002, and RSUI has been a subsidiary of AIHL since July 2003. In June 2006, AIHL Re was established as a captive reinsurance subsidiary of AIHL, and AIHL Re has, in the past, provided reinsurance to our insurance operating units and affiliates.

We also own and manage properties in Sacramento, California through our subsidiary Alleghany Properties, and we also own an approximately 38 percent ownership stake in ORX Exploration, Inc., or “ORX,” a regional oil and gas exploration and production company. In addition, we own an approximately 33 percent stake in Homesite Group Incorporated, or “Homesite,” a national, full-service, mono-line provider of homeowners insurance. We acquired our stake in ORX on July 18, 2008 through a purchase of participating preferred stock for cash consideration of $50.0 million. We acquired our shares of Homesite common stock on December 29, 2006 for a purchase price of approximately $120.0 million.

We owned approximately 55 percent of Darwin Professional Underwriters, Inc., or “Darwin,” a specialty property and casualty insurer until October 20, 2008, when it was merged with a subsidiary of Allied World Assurance Company Holdings, Ltd, or “AWAC.” We were engaged in the industrial minerals business through World Minerals, Inc. and its subsidiaries, or “World Minerals,” until July 14, 2005, when we sold that business to Imerys USA, Inc. As a result of our disposition of Darwin and World Minerals, these businesses have been classified as discontinued operations in this Form 10-K Report, and we no longer have any foreign operations.

In 2009, we studied a number of potential acquisitions. We intend to continue to expand our operations through internal growth at our subsidiaries, as well as through possible operating company acquisitions and investments.

At December 31, 2009, we had 768 employees, with 754 at our subsidiaries and 14 at the parent level. Our principal executive offices are located in leased office space of approximately 14,200 square feet at 7 Times Square Tower, New York, New York 10036, and our telephone number is (212) 752-1356.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” are available, free of charge, on our website at www.alleghany.com, as soon as reasonably practicable after we electronically file or furnish this material to the U.S. Securities and Exchange Commission, or the “SEC.” Our Financial Personnel Code of Ethics, Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters for our Audit, Compensation and Nominating and

Governance Committees are also available on our website. In addition, interested parties may obtain, free of charge, copies of any of the above reports or documents upon request to the Secretary of Alleghany.

We refer you to Items 7 and 8 of this Form 10-K Report for further information about our business in 2009. Our consolidated financial statements are set forth in Item 8 of this Form 10-K Report and include our accounts and the accounts of our subsidiaries for all periods presented.

Property and Casualty and Surety Insurance Businesses

General Description of Business

AIHL is our holding company for our property and casualty and surety insurance operations. Property and casualty operations are conducted through RSUI, headquartered in Atlanta, Georgia; CATA, headquartered in Middleton, Wisconsin; and EDC, headquartered in Agoura Hills, California. Surety operations are conducted through CATA. AIHL Re, our Vermont-domiciled captive reinsurance company, has, in the past, provided reinsurance to our insurance operating units and affiliates. Unless we state otherwise, references to AIHL include the operations of RSUI, CATA, EDC and AIHL Re. We also own an approximately 33 percent stake in Homesite, a national, full-service, mono-line provider of homeowners insurance.

In general, property insurance protects an insured against financial loss arising out of loss of property or its use caused by an insured peril. Casualty insurance protects the insured against financial loss arising out of the insured’s obligation to others for loss or damage to property or persons, including, with respect to workers’ compensation insurance, persons who are employees. In 2009, property insurance accounted for approximately 44.0 percent and casualty insurance accounted for approximately 52.3 percent of AIHL’s gross premiums written. Surety bonds, both commercial and contract, are three-party agreements in which the issuer of the bond (the surety) joins with a second party (the principal) in guaranteeing to a third party (the obligee) the fulfillment of some obligation on the part of the principal to the obligee. In 2009, surety bonds accounted for approximately 3.7 percent of AIHL’s gross premiums written.

RSUI

General. RSUI, which includes the operations of its operating subsidiaries RSUI Indemnity Company, or “RIC,” Landmark American Insurance Company, or “Landmark,” and Covington Specialty Insurance Company, or “Covington,” underwrites specialty insurance coverages in the property, umbrella/excess, general liability, directors and officers, or “D&O,” liability and professional liability lines of business. RSUI writes business on an admitted basis primarily through RIC in the 50 states and the District of Columbia where RIC is licensed and subject to form and rate regulations. RSUI writes business on an approved, non-admitted basis primarily through Landmark, which, as a non-admitted company, is not subject to state form and rate regulations and thus has more flexibility in its rates and coverages for specialized or hard-to-place risks. As of December 31, 2009, Landmark was approved to write business on a non-admitted basis in 49 states and on an admitted basis in Oklahoma. Covington, a New Hampshire domiciled insurer, was formed in September 2007 to, among other things, support non-admitted business written primarily by RSUI’s binding authority department, which writes small, specialized coverages pursuant to underwriting authority arrangements with managing general agents.

Pursuant to quota share arrangements effective as of January 1, 2009, Landmark and Covington cede 90 percent of all their respective premiums and losses, gross of third party reinsurance, to RIC. As of December 31, 2009, the statutory surplus of RIC was approximately $1.1 billion, the statutory surplus of Landmark was approximately $152.0 million, and the statutory surplus of Covington was approximately $26.2 million. RIC is rated A (Excellent) by A.M. Best Company, Inc., or “A.M. Best,” an independent organization that analyzes the insurance industry. Landmark is rated A (Excellent) on a reinsured basis by A.M. Best, and Covington is rated A (Excellent) on a group basis by A.M. Best. RSUI leases approximately 133,000 square feet of office space in Atlanta, Georgia for its headquarters and approximately 34,000 square feet of office space in Sherman Oaks, California.

Distribution. At December 31, 2009, RSUI conducted its insurance business through approximately 162 independent wholesale insurance brokers located throughout the United States and 32 managing general agents.

RSUI’s wholesale brokers are appointed on an individual basis based on management’s appraisal of expertise and experience, and only specific locations of a wholesale broker’s operations may be appointed to distribute RSUI’s products. Producer agreements which stipulate premium collection, payment terms and commission arrangements are in place with each wholesale broker. No wholesale broker holds underwriting, claims or reinsurance authority. RSUI has entered into underwriting authority arrangements with 24 managing general agents for small, specialized coverages. RSUI’s top five producing wholesale brokers accounted for approximately 58 percent of gross premiums written by RSUI in 2009. RSUI’s top two producing wholesale brokers, Swett & Crawford Group and AmWINS Group, Inc. accounted for, in the aggregate, approximately 31 percent of AIHL’s gross premiums written in 2009.

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

CATA

General. CATA, primarily through its wholly-owned subsidiaries Capitol Indemnity Corporation, or “Capitol Indemnity,” and Capitol Specialty Insurance Corporation, or “CSIC,” operates in 50 states and the District of Columbia. Capitol Indemnity conducts its property and casualty insurance business on an admitted basis, with a geographic concentration in the Midwestern and Plains states. Capitol Indemnity also writes surety products such as commercial surety bonds and contract surety bonds on a national basis. Commercial surety bonds include all surety bonds other than contract surety bonds and cover obligations typically required by law or regulation, such as license and permit coverage. Capitol Indemnity offers contract surety bonds in the non-construction segment of the market which secure performance under supply, service and maintenance contracts, and developer subdivision bonds. CSIC conducts substantially all of its business on an approved, non-admitted basis on a national basis and writes primarily specialty lines of property and casualty insurance. Platte River is licensed in 50 states and the District of Columbia and operates in conjunction with Capitol Indemnity primarily by providing surety products and offering pricing flexibility in those jurisdictions where both Capitol Indemnity and Platte River are licensed. The property and casualty business of CATA accounted for approximately 73.0 percent of its gross premiums written in 2009, while the surety business accounted for the remainder.

As of December 31, 2009, the statutory surplus of Capitol Indemnity was approximately $182.2 million, including the statutory surplus of CSIC of $32.1 million. As of December 31, 2009, the statutory surplus of Platte River was approximately $36.7 million. Capitol Indemnity, CSIC and Platte River are rated A (Excellent) on a reinsured basis by A.M. Best. CATA leases approximately 55,000 square feet of office space in Middleton, Wisconsin for its and Platte River’s headquarters.

Distribution. CATA conducts its insurance business through independent and general insurance agents located throughout the United States, with a concentration in the Midwestern and Plains states. At December 31, 2009, CATA had approximately 254 independent agents and 65 general agents licensed to write property and casualty and surety coverages, approximately 240 agents specializing in professional liability and approximately 284 independent agents licensed only to write surety coverages. The general agents write very little surety business and have full quoting and binding authority within the parameters of their agency contracts with respect to the property and casualty business that they write. Certain independent agents have binding authority for specific business owner policy products, including property and liability coverages and non- contract surety products. No agent of CATA had writings in excess of 10 percent of AIHL’s gross premiums written in 2009.

Underwriting. Elements of CATA’s underwriting process include prudent risk selection, appropriate pricing and coverage customization. All accounts are reviewed on an individual basis to determine underwriting acceptability. CATA is a subscriber to the Insurance Service Organization, or “ISO,” and the Surety and Fidelity Association of America, or “SFAA,” insurance reference resources recognized by the insurance industry. Underwriting procedures, rates and contractual coverage obligations are based on procedures and data developed by the ISO for property and casualty lines and by the SFAA for surety lines. Underwriting acceptability is determined by type of business, claims experience, length of time in business and business experience, age and condition of premises occupied, and financial stability. Information is obtained from, among other sources, agent applications, financial reports and on-site loss control surveys. If an account does not meet pre-determined acceptability parameters, coverage is declined. If an in-force policy becomes unprofitable due to extraordinary claims activity or inadequate premium levels, a non-renewal notice is issued in accordance with individual state statutes and rules.

Employers Direct Corporation

General. EDC was granted its Certificate of Authority by the California Department of Insurance and began writing workers’ compensation insurance on January 1, 2003 through its wholly-owned subsidiary Employers Direct Insurance Company, or “EDIC.” EDIC is currently licensed in California and seven additional states. Workers’ compensation insurance provides coverage for the statutorily prescribed benefits that employers are obligated to provide for their employees who are injured in the course of employment. EDC leases approximately 66,000 square feet of office space in Agoura Hills, California.

In June 2009, EDC determined that it was unable to write business at rates it deemed adequate due to the current state of the California workers’ compensation market. As a result, EDC ceased soliciting new or renewal business on a direct basis commencing August 1, 2009 and took corresponding expense reduction steps, including staff reductions, in light of such determination. As a result of EDC’s determination to cease writing business on a direct basis and certain other factors, on June 30, 2009, A.M. Best downgraded its rating of EDIC from A- (Excellent), with a negative outlook, to B++ (Good), with a stable outlook. During the 2009 third quarter, EDC sold the renewal rights of its directly placed workers’ compensation insurance policies and certain other assets and rights to an independent insurance brokerage.

As of December 31, 2009, the statutory surplus of EDIC was approximately $106.9 million.

AIHL Re LLC

AIHL Re was formed in June 2006 as a captive reinsurance subsidiary of AIHL to provide catastrophe reinsurance coverage for RSUI. AIHL Re and RSUI entered into a reinsurance agreement, effective July 1, 2006, whereby AIHL Re, in exchange for market-based premiums, took that portion of RSUI’s catastrophe reinsurance program not covered by third-party reinsurers. This reinsurance coverage expired on April 30, 2007, and AIHL Re has not participated in RSUI’s catastrophe reinsurance programs since that date. AIHL Re and Homesite entered into a reinsurance agreement, effective April 1, 2007, whereby AIHL Re, in exchange for annual premium of approximately $2.0 million, provided $20.0 million of excess-of-loss reinsurance coverage to Homesite under its catastrophe reinsurance program which is concentrated in the Northeast region of the United States. This reinsurance coverage expired on March 31, 2008, and AIHL Re has not participated in Homesite’s catastrophe reinsurance programs since that date.

AIHL Re had no employees at December 31, 2009.

Changes in Historical Net Loss and Loss Adjustment Expense Reserves

The following table shows changes in historical net loss and loss adjustment expense, or “LAE,” reserves for AIHL for each year since 2002. The first line of the upper portion of the table shows the net reserves at December 31 of each of the indicated years, representing the estimated amounts of net outstanding losses and LAE for claims arising during that year and in all prior years that are unpaid, including losses that have been incurred but not yet reported, or “IBNR,” to AIHL’s insurance operating units. The upper (paid) portion of the table shows the cumulative net amounts paid as of December 31 of successive years with respect to the net reserve liability for each year. The lower portion of the table shows the re-estimated amount of the previously recorded net reserves for each year based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about claims for individual years. In evaluating the information in the table, it should be noted that a reserve amount reported in any period includes the effect of any subsequent change in such reserve amount. For example, if a loss was first reserved in 2002 at $100,000 and was determined in 2003 to be $150,000, the $50,000 deficiency would be included in the Cumulative (Deficiency) Redundancy row shown below for each of the years 2002 through 2009.

Conditions and trends that have affected the development of the net reserve liability in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

Changes in Historical Net Reserves for Losses and LAE

	Years Ended December 31
	2002	2003	2004	2005	2006	2007	2008	2009
	(in millions)

Net liability as of the end of year	$113.3	$276.0	$639.0	$952.9	$1,127.5	$1,412.9	$1,570.3	$1,573.3
Cumulative amount of net liability paid as of:
One year later	47.4	72.6	239.4	172.7	243.3	296.1	355.6
Two years later	80.6	116.8	310.8	356.1	421.7	515.0
Three years later	100.1	149.6	365.2	493.2	529.6
Four years later	110.1	173.7	413.6	572.2
Five years later	115.8	191.7	446.9
Six years later	121.7	208.0
Seven years later	124.0
Net liability re-estimated as of:
One year later	134.0	268.7	631.8	943.2	1,115.4	1,370.0	1,552.4
Two years later	147.7	264.6	620.1	941.2	1,047.9	1,341.9
Three years later	149.0	268.1	593.3	899.7	1,012.5
Four years later	150.7	263.8	584.1	873.0
Five years later	153.5	262.0	566.7
Six years later	151.7	256.1
Seven years later	148.4
Cumulative (Deficiency) Redundancy	$(35.1)	$19.9	$72.3	$79.9	$115.0	$71.0	$17.9
Gross Liability-End of Year	$258.1	$438.0	$1,246.4	$2,571.9	$2,228.9	$2,379.7	$2,578.6	$2,521.0
Less: Reinsurance Recoverable	144.8	162.0	607.4	1,619.0	1,101.4	966.8	1,008.3	947.7

Net Liability-End of Year	$113.3	$276.0	$639.0	$952.9	$1,127.5	$1,412.9	$1,570.3	$1,573.3

Gross Re-estimated Liability-Latest	$285.6	$430.2	$1,156.8	$2,372.8	$1,979.5	$2,223.2	$2,500.0	$2,521.0
Re-estimated Recoverable-Latest	137.2	174.1	590.1	1,499.8	966.9	881.3	947.6	947.7

Net Re-estimated Liability-Latest	$148.4	$256.1	$566.7	$873.0	$1,012.6	$1,341.9	$1,552.4	$1,573.3

Gross Cumulative (Deficiency) Redundancy	$(27.5)	$7.8	$89.6	$199.1	$249.5	$156.5	$78.6	$–

The net cumulative redundancies since 2003 primarily reflect casualty net reserve releases by RSUI and casualty and surety net reserve releases by CATA, partially offset by catastrophe-related net reserve increases by RSUI in 2006 and 2007, as well as reserve increases at EDC in 2008 and 2009. Prior year reserve adjustments are discussed on pages 38 and 39 and pages 50 through 52 of this Form 10-K Report.

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

Reconciliation of Reserves for Losses and LAE from SAP Basis to GAAP Basis

	2009	2008	2007

Statutory reserves	$1,574.9	$1,573.1	$1,417.4
Reinsurance recoverables*	947.7	1,008.3	966.8
Purchase accounting adjustment	(1.6)	(2.8)	(4.5)

GAAP reserves	$2,521.0	$2,578.6	$2,379.7

*	Reinsurance recoverables in this table include only ceded loss reserves. Amounts reflected under the caption “Reinsurance recoverables” on our consolidated balance sheets set forth in Item 8 of this Form 10-K Report also include paid loss recoverables.

The reconciliation of beginning and ending aggregate reserves for unpaid losses and LAE of AIHL for the last three years is shown below (in millions):

Reconciliation of Reserves for Losses and LAE

	2009	2008	2007

Reserves as of January 1	$2,578.6	$2,379.7	$2,228.9
Reserves acquired	—	—	165.0
Less: reinsurance recoverables	1,008.3	966.8	1,101.4

Net reserves	1,570.3	1,412.9	1,292.5

Incurred loss, net of reinsurance, related to:
Current year	460.0	612.8	480.1
Prior years	(17.9)	(42.8)	(31.1)

Total incurred loss, net of reinsurance	442.1	570.0	449.0

Paid loss, net of reinsurance, related to:
Current year	83.5	116.4	71.7
Prior years	355.6	296.2	256.9

Total paid loss, net of reinsurance	439.1	412.6	328.6

Reserves, net of reinsurance recoverables, as of December 31	1,573.3	1,570.3	1,412.9
Reinsurance recoverables as of December 31*	947.7	1,008.3	966.8

Reserves, gross of reinsurance recoverables, as of December 31	$2,521.0	$2,578.6	$2,379.7

*	Reinsurance recoverables in this table include only ceded loss reserves. Amounts reflected under the caption “Reinsurance recoverables” on our consolidated balance sheets set forth in Item 8 of this Form 10-K Report also include paid loss recoverables.

Asbestos and Environmental Impairment Reserves

AIHL’s reserves for losses and LAE include amounts for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance of certain general liability and commercial multiple peril coverages assumed by Capitol Indemnity between 1969 and 1976. Capitol Indemnity exited this business in 1976. As of December 31, 2009, reserves of CATA totaled approximately $15.1 million for asbestos liabilities and approximately $3.8 million for environmental liabilities, resulting in aggregate asbestos and environmental reserves of $18.9 million. As of December 31, 2008, reserves for asbestos liabilities totaled approximately $14.9 million and reserves for environmental liabilities totaled $5.5 million, resulting in aggregate asbestos and environmental reserves of $20.4 million. At December 31, 2009, the reserves for asbestos liabilities were approximately 18 times the average paid claims for the prior three year period, compared with 11 times at December 31, 2008. The reserves for environmental impairment liabilities were approximately five times the average paid claims for the prior three year period, compared with twelve times at December 31, 2008. The significant changes in these metrics from December 31, 2008 to December 31, 2009 primarily reflect fluctuations in the amount and timing in recent years of commutations, which affect paid losses and loss exposure. Additional information regarding the policies that CATA uses to set reserves for these asbestos and environmental impairment claims is set forth on pages 39 and 40 of this Form 10-K Report.

The reconciliation of the beginning and ending aggregate reserves for unpaid losses and LAE related to asbestos and environmental impairment claims of AIHL for the years 2007 through 2009 is shown below (in millions):

Reconciliation of Asbestos-Related Claims Reserves for Losses and LAE

	2009	2008	2007

Reserves as of January 1	$14.9	$16.7	$17.4
Losses and LAE incurred	0.5	(0.3)	0.1
Paid losses*	(0.3)	(1.5)	(0.8)

Reserves as of December 31	$15.1	$14.9	$16.7

Type of reserves
Case	$1.9	$2.5	$3.7
IBNR	13.2	12.4	13.0

Total	$15.1	$14.9	$16.7

*	Paid losses include commutations and legal settlements as well as regular paid losses.

Reconciliation of Environmental Impairment Claims Reserves for Losses and LAE

	2009	2008	2007

Reserves as of January 1	$5.5	$6.2	$6.4
Losses and LAE incurred	(0.4)	0.3	(0.1)
Paid losses*	(1.3)	(1.0)	(0.1)

Reserves as of December 31	$3.8	$5.5	$6.2

Type of reserves
Case	$0.5	$0.9	$1.4
IBNR	3.3	4.6	4.8

Total	$3.8	$5.5	$6.2

*	Paid losses include commutations and legal settlements as well as regular paid losses.

Catastrophe Risk Management

AIHL’s insurance operating units, particularly RSUI, expose AIHL to losses on claims arising out of natural or human-made catastrophes, including hurricanes, other windstorms, earthquakes and floods, as well as terrorist activities. The incidence and severity of catastrophes in any short period of time are inherently unpredictable. The extent of gross losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas;

however, hurricanes, other windstorms, earthquakes and floods may produce significant damage when those areas are heavily populated. The geographic distribution of AIHL’s insurance operating units subjects them to catastrophe exposure in the United States from hurricanes in the Gulf coast regions, Florida, the Mid-Atlantic, and the Northeast, from other windstorms in the Midwest and Southern regions, and earthquakes in California, the Pacific Northwest region and along the New Madrid fault line in the Midwest region.

AIHL’s insurance operating units use underwriting controls and systems, including third-party catastrophe modeling software, to help evaluate potential losses. The operating units use modeled loss scenarios to set risk retention levels and help structure their reinsurance programs in an effort to ensure that the aggregate amount of catastrophe exposures conform to established risk tolerances and fit within the existing exposure portfolio. RSUI also relies on reinsurance to limit its exposure to catastrophes, which is discussed in more detail under “Reinsurance” below. Additional information regarding the risks faced by AIHL’s insurance operating units, particularly RSUI, with respect to managing their catastrophe exposure risk can be found on pages 27 and 28 of this Form 10-K Report.

With respect to terrorism, to the extent that reinsurers have excluded coverage for terrorist acts or have priced this coverage at rates that are not practical, our insurance operating units do not have reinsurance protection and are exposed to potential losses as a result of any terrorist acts. To the extent an act of terrorism is certified by the U.S. Secretary of Treasury, we may be covered under the Terrorism Act as described below under “Reinsurance.” Information regarding our insurance operating units’ coverage for terrorism and the impact of the Terrorism Act on our insurance operating units can be found on pages 22 and 23 of this Form 10-K Report.

Reinsurance

AIHL’s insurance operating units reinsure a significant portion of the risks they underwrite in order to mitigate their exposure to losses, manage capacity, and protect capital resources. In general, the insurance operating units obtain reinsurance on a treaty and facultative basis. Treaty reinsurance is based on a contract between a primary insurer or “cedent” and a reinsurer and covers certain classes of risk specified in the treaty. Under most treaties, the cedent is obligated to offer, and the reinsurer is obligated to accept, a specified portion of a class of risk underwritten by the cedent. Alternatively, facultative reinsurance is the reinsurance of individual risks, whereby a reinsurer separately rates and underwrites each risk and is free to accept or reject each risk offered by the cedent. Facultative reinsurance is normally purchased for risks not otherwise covered or covered only in part by reinsurance treaties, and for unusual or large risks. Treaty and facultative reinsurance can be written on a quota share, surplus share, or excess of loss basis. Under a quota share reinsurance treaty, the cedent and reinsurer share the premiums as well as the losses and expenses of any single risk, or an entire group of risks. Under a surplus share reinsurance treaty, the cedent may transfer, and the reinsurer is required to accept, the part of every risk that exceeds a predetermined amount (commonly referred to as the cedent’s “retention”), with the reinsurer sharing premiums and losses in the same proportion as it shares in the total policy limits of the risk written by the cedent. Under an excess of loss reinsurance treaty, a reinsurer, in exchange for a premium, agrees to reimburse the cedent for all or part of any losses in excess of the cedent’s retention, generally up to a predetermined limit, at which point the risk of loss is assumed by another reinsurer or reverts to the cedent.

In 2009, RSUI ceded 40 percent of its gross premiums written to reinsurers. Although the net amount of loss exposure retained by RSUI varies by line of business, in general, as of December 31, 2009, RSUI retained a maximum net exposure for any single property risk of $10.0 million and any single casualty risk of $9.75 million, with the exception of losses arising from acts of foreign terrorism.

RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk, and catastrophe excess of loss treaties. Under its surplus share treaties, which generally provide coverage on a risk attaching basis (the treaties cover policies which become effective during the treaty coverage period) from January 1 to December 31, RSUI is indemnified on a pro rata basis against covered property losses. The amount indemnified is based on the proportionate share of risk ceded after consideration of a stipulated dollar amount of “line” for RSUI to retain in relation to the entire limit written. RSUI ceded approximately 29 percent of its property gross premiums written in 2009 under these surplus share treaties. Under RSUI’s 2009-2010 per risk reinsurance program, which generally provides coverage on an annual basis for losses occurring from May 1 to the following April 30, RSUI is reinsured for $90.0 million in excess of a $10.0 million net retention per risk after the application of the surplus share treaties and facultative reinsurance.

RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30. The 2009-2010 program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance, and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 33.15 percent co-participation by RSUI, in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5 percent co-participation by RSUI, in excess of $200.0 million. In addition, RSUI’s property per risk reinsurance program for the 2009-2010 period provides RSUI with coverage for $90.0 million of losses in excess of a $10.0 million net retention per risk after application of the surplus share treaties and reinsurance.

RSUI reinsures its other lines of business through quota share treaties, except for professional liability and binding authority lines where RSUI retains all of such business. RSUI’s quota share reinsurance treaty for umbrella/excess lines for the period June 1, 2009 to May 31, 2010 provides coverage for policies with limits up to $30.0 million, with RSUI ceding 35 percent of the premium and loss for policies with limits up to $15.0 million and ceding 67.5 percent of the premium and loss for policies with limits in excess of $15.0 million up to $30.0 million. RSUI’s quote share primary casualty lines treaty for the period April 15, 2009 to April 14, 2010 provides coverage for policies with limits up to $2.0 million, with RSUI ceding 25 percent of the premium. RSUI’s D&O liability line quota share reinsurance treaty for the period July 1, 2009 to June 30, 2010 provides coverage for policies with limits up to $20.0 million, with RSUI ceding 35 percent of the premium and loss for all policies with limits up to $10.0 million and ceding 60 percent of the premium and loss for policies with limits in excess of $10.0 million up to $20.0 million.

With respect to potential losses at RSUI arising from acts of terrorism, the Terrorism Risk Insurance Act of 2002, as extended and amended by the Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Program Reauthorization Act of 2007, which we collectively refer to as the “Terrorism Act,” established a program under which the Federal Government will reimburse insurers for losses arising from certain acts of terrorism. The Terrorism Act is administered by the U.S. Secretary of the Treasury and is effective through December 31, 2014, at which time it will automatically expire. The intent of the Terrorism Act is to provide federal assistance to the insurance industry in order to meet the needs of commercial insurance policyholders with potential exposure for losses due to acts of terrorism. The Terrorism Act applies to U.S. risks only, whether it be foreign or domestic terrorism on U.S. soil or on certain U.S. interests abroad. In return for requiring insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism, the law requires the Federal Government to indemnify such insurers for 85 percent of insured losses during a program year resulting from covered acts of terrorism above certain premium-based deductibles. AIHL’s deductible under the Terrorism Act in 2010 will be 20 percent of its direct premiums earned in 2009, or approximately $255.8 million. In addition, federal compensation will only be paid under the Terrorism Act if the aggregate industry insured losses resulting from the covered act of terrorism exceed $100.0 million for insured losses occurring in 2010 but no payment shall be made for any portion of aggregate industry insured losses that exceed $100.0 billion in 2010.

AIHL’s terrorism exposure is substantially attributable to RSUI and, as described below, EDC. In general, RSUI’s casualty reinsurance programs provide coverage for domestic and foreign acts of terrorism, while RSUI’s property reinsurance programs provide coverage only for domestic acts of terrorism. The cost of property reinsurance in the marketplace has increased significantly in recent years, and reinsurance capacity for terrorism exposures is limited and expensive. As a result, RSUI would be liable for these exposures on a net basis, subject to the Terrorism Act coverage, for property policies containing foreign terrorism coverage. Approximately 4.8 percent of all policies and approximately 16.3 percent of all property policies, written by RSUI in 2009 contained coverage for domestic and foreign acts of terrorism. RSUI uses various underwriting strategies to mitigate its exposure to terrorism losses.

CATA uses reinsurance to protect against severity losses. In 2009, CATA reinsured with various reinsurers individual property and casualty and contract surety risks in excess of $1.5 million. As of December 1, 2009, the commercial surety line was reinsured for individual losses above $1.5 million. In addition, CATA purchases facultative reinsurance coverage for risks in excess of $6.0 million on property and casualty and $15.0 million on commercial surety.

EDC uses reinsurance to protect against catastrophe losses. As of December 31, 2009, EDC retained the first $1.0 million of loss per occurrence and purchased reinsurance with various reinsurers for $19.0 million above that level. Any loss above $20.0 million would be the sole responsibility of EDC. EDC uses various catastrophe models to assist it in determining the amount of reinsurance to purchase. All of EDC’s current reinsurance includes foreign and domestic terrorism coverage, although nuclear, chemical, biological and radiological events are excluded. Under the Terrorism Act, EDC cannot exclude any form of terrorism from its workers’ compensation policies.

At December 31, 2009, AIHL had total reinsurance recoverables of $976.2 million, consisting of $947.7 million of ceded outstanding losses and LAE and $28.5 million of recoverables on paid losses. The reinsurance purchased by AIHL’s insurance operating units does not relieve them from their obligations to their policyholders, and therefore, the financial strength of their reinsurers is important. Approximately 93.1 percent of AIHL’s reinsurance recoverables balance at December 31, 2009 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. AIHL had no allowance for uncollectible reinsurance as of December 31, 2009. Additional information regarding the risks faced by AIHL’s insurance operating units with respect to their use of reinsurance can be found on page 28 of this Form 10-K Report.

AIHL’s Reinsurance Security Committee, which includes certain of our officers and the chief financial officers of each of AIHL’s operating units, meets to track, analyze and manage the use of reinsurance by AIHL’s insurance operating units. The Reinsurance Security Committee considers the limits on the maximum amount of unsecured reinsurance recoverables that should be outstanding from any particular reinsurer, the lines of business that should be ceded to a particular reinsurer and, where applicable, the types of collateral that should be posted by reinsurers. Information related to concentration of reinsurance recoverables can be found in Note 5(a) to the Notes to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report.

Investments

The investment portfolios of RSUI, CATA, and EDC are managed under the direction of AIHL. For a discussion of AIHL investment results, please see pages 48 and 49 and pages 55 through 59 of this Form 10-K Report.

Competition

The property and casualty businesses of RSUI, as well as the surety and non-admitted specialty businesses of CATA, compete on a national basis. CATA’s admitted property and casualty businesses compete on a regional basis with a primary focus on the Midwestern and Plains states. EDC competes primarily in California. Our insurance operating units compete with a large number of other companies in their selected lines of business. They compete, and will continue to compete, with major U.S. and non-U.S. insurers, other regional companies, mutual companies, specialty insurance companies, underwriting agencies, state funds, and diversified financial services companies. Many competitors have considerably greater financial resources and greater experience in the insurance industry and offer a broader line of insurance products than do AIHL’s insurance operating units. Except for regulatory considerations, there are virtually no barriers to entry into the insurance industry. Competition may be domestic or foreign, and competitors are not necessarily required to be licensed by various state insurance departments. Competition in the businesses of our insurance operating units is based on many factors, including the perceived financial strength of the company, premium charges, other terms and conditions offered, services provided, commissions paid to producers, ratings assigned by independent rating agencies, speed of claims payment, and reputation and experience in the lines to be written.

Historically, insurers have experienced significant fluctuations in operating results due to competition, frequency or severity of catastrophic and other loss events, levels of capacity, general economic and social conditions, and other factors. The supply of insurance is related to prevailing prices in relation to emerging loss experience, the level of insured losses and the level of industry capital which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical business characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable price levels. A discussion of the risks faced by our insurance operating units due to competition within, and the cyclicality of, the insurance business can be found on pages 26 and 27 of this Form 10-K Report.

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

Insurance companies are required to report their financial condition and results of operations in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners, or “NAIC.” State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for permissible types and amounts of investments, and require minimum capital and surplus levels. These statutory capital and surplus requirements include risk-based capital, or “RBC,” rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared with its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2009, the total adjusted capital of each of AIHL’s insurance subsidiaries exceeded the minimum levels required under RBC rules, and each had excess capacity to write additional premiums in relation to these requirements.

The NAIC annually calculates certain statutory financial ratios for most insurance companies in the United States. These calculations are known as the Insurance Regulatory Information System, or “IRIS,” ratios. There presently are thirteen IRIS ratios, with each ratio having an established “usual range” of results. The IRIS ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio falling outside the usual range is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. The NAIC reports the ratios to state insurance departments who may then contact a company if four or more of its ratios fall outside the NAIC’s usual ranges. Based upon calculations as of December 31, 2009, EDIC had six of its ratios falling outside the NAIC’s usual ranges, with three falling outside the usual ranges due to EDIC’s underwriting loss in 2009, one falling outside the usual range due to adverse reserve development, one falling outside the usual range due to a decline in gross premiums written by EDIC in 2009, and one falling outside the usual range due to a decline in investment yields.

Certain of AIHL’s insurance operating units are required under the guaranty fund laws of most states in which they transact business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. AIHL’s insurance operating units also are required to participate in various involuntary pools, principally involving workers’ compensation and windstorms. In most states, the involuntary pool participation of AIHL’s insurance operating units is in proportion to their voluntary writings of related lines of business in such states.

In addition to the regulatory requirements described above, a number of legislative and regulatory initiatives under consideration may significantly affect the insurance business in a variety of ways. These measures include, among other things, tort reform, consumer privacy requirements, and proposals for the establishment of state or federal catastrophe funds. It is also possible that the structure of insurance regulation may be impacted by the broader financial regulation reform that Congress continues to pursue at the federal level in the wake of the recent financial crisis.

Employees

AIHL’s insurance operating units employed 748 persons as of December 31, 2009, 353 of whom were at RSUI and its subsidiaries, 235 of whom were at CATA and its subsidiaries, and 160 of whom were at EDC and its subsidiaries. AIHL’s investment management subsidiary, Alleghany Capital Partners LLC, employed 3 people at December 31, 2009.

Corporate Activities

Real Estate Business

Headquartered in Sacramento, California, Alleghany Properties owns and manages properties in Sacramento, California. These properties include primarily improved and unimproved commercial land, as well as residential lots. The majority of these properties are located in the City of Sacramento in the planned community of North Natomas. A considerable amount of development activity has occurred in the North Natomas area since 1998, including the construction of more than 13,500 single family homes, 4,000 apartment units, 1.1 million square feet of office buildings and 2.3 million square feet of retail space. Participating in this growth, Alleghany Properties sold over 387 acres of residential land, and 92 acres of commercial property through December 31, 2008, when development activity within North Natomas was temporarily halted. The temporary halt in development activity was a result of new Federal Emergency Management Agency flood insurance maps for the area which revoked the area’s previously certified 100-year flood protection. This action will limit development activity until late 2011 when it is anticipated that sufficient progress on the levee improvements will have occurred to restore 100-year flood protection. At December 31, 2009, Alleghany Properties owned approximately 320 acres of property in various land use categories ranging from multi-family residential to commercial. Alleghany Properties had three employees at December 31, 2009.

Parent Company Operations

At the parent level, we seek out attractive investment opportunities, including strategic investments in operating companies, delegate responsibilities to competent and motivated managers at the operating business level, define risk parameters, set management goals for our operating businesses, ensure that operating business managers are provided with incentives to meet these goals, and monitor their progress. Strategic investments currently include an approximately 33 percent stake in Homesite and an approximately 38 percent stake in ORX.

At December 31, 2009, we had 14 employees at the parent level.

Item 1A. Risk Factors.

We face risks from our property and casualty and surety insurance businesses and our investments in debt and equity securities. Discussed below are significant risks that our business faces. If any of the events or circumstances described as risks below actually occurs, our business, results of operations or financial condition could be materially and adversely affected. Our businesses may also be adversely affected by risks and uncertainties not currently known to us or that we currently consider immaterial.

Risk Factors Relating to our Operating Units

The reserves for losses and LAE of our insurance operating units are estimates and may not be adequate, which would require our insurance operating units to establish additional reserves. Gross reserves for losses and LAE reported on our balance sheet as of December 31, 2009 were approximately $2.5 billion. These loss and LAE reserves reflect our best estimates of the cost of settling all claims and related expenses with respect to insured events that have occurred. Reserves do not represent an exact calculation of liability, but rather an estimate of what management expects the ultimate settlement and claims administration will cost for claims that have occurred, whether known or unknown. These reserve estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances currently known and assumptions about anticipated loss emergence patterns, including expected future trends in claims severity and frequency, inflation, judicial theories of liability, reinsurance coverage, legislative changes, and other factors.

The inherent uncertainties of estimating reserves are greater for certain types of liabilities, where long periods of time elapse before a definitive determination of liability is made and settlement is reached. Our liabilities for losses and LAE can generally be categorized into two distinct groups, short-tail business and long-tail business. Short-tail business refers to lines of business, such as property, for which losses are usually known and paid shortly after the loss actually occurs. Long-tail business describes lines of business for which specific losses may not be known and reported for some period and losses take much longer to emerge. Given the time frame over which long-tail exposures are ultimately settled, there is greater uncertainty and volatility in these lines than in short-tail lines of business. Our long-tail coverages consist of most casualty lines including professional liability, D&O liability, general liability, umbrella/excess and certain workers’ compensation exposures. Some factors that contribute to the uncertainty and volatility of long-tail casualty programs, and thus require a significant degree of judgment in the reserving process, include the inherent uncertainty as to the length of reporting and payment development patterns, the possibility of judicial interpretations or legislative changes that might impact future loss experience relative to prior loss experience, and the potential lack of comparability of the underlying data used in performing loss reserve analyses.

In periods with increased economic volatility, such as under the current financial market conditions, it becomes more difficult to accurately predict claim costs. It is especially difficult to estimate the impact of inflation on loss reserves given the current economic environment and related regulatory and government actions. Reserve estimates are continually refined in an ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which the adjustments are made. Because setting reserves is inherently uncertain, we cannot assure you that our current reserves will prove adequate in light of subsequent events. Should our insurance operating units need to increase their reserves, our pre-tax income for the period would decrease by a corresponding amount. Although current reserves reflect our best estimate of the costs of settling claims, we cannot assure you that our reserve estimates will not need to be increased in the future.

Significant competitive pressures may prevent our insurance operating units from retaining existing business or writing new business at adequate rates. Our insurance operating units compete with a large number of other companies in their selected lines of business. They compete, and will continue to compete, with major U.S. and non-U.S. insurers, other regional companies, mutual companies, specialty insurance companies, underwriting agencies, state funds, and diversified financial services companies. Many competitors have considerably greater financial resources and greater experience in the insurance industry and offer a broader line of insurance products than do AIHL’s insurance operating units. Except for regulatory considerations, there are virtually no barriers to entry into the insurance industry. Competition may be domestic or foreign, and competitors are not necessarily required to be licensed by various state insurance departments. Competition in the businesses of our insurance operating units is based on many factors, including the perceived financial strength of the company, premium charges, other terms and conditions offered, services provided, commissions paid to producers, ratings assigned by independent rating agencies, speed of claims payment, and reputation and experience in the lines to be written. Such competition could cause the supply and/or demand for insurance to change, which could affect the ability of our insurance operating units to price their products at adequate rates. If our insurance operating units are unable to retain existing business or write new business at adequate rates, our results of operations could be materially and adversely affected.

In the past few years, our insurance operating units have faced increasing competition as a result of an increased flow of capital into the insurance industry, with both new entrants and existing insurers seeking to gain market share. This has resulted in decreased premium rates and less favorable contract terms and conditions. In particular, RSUI and CATA’s specialty lines of business increasingly encounter competition from admitted companies seeking to increase market share. We expect to continue to face strong competition in these and the other lines of business of our insurance operating units, and our insurance operating units may continue to experience decreases in premium rates and/or premium volume and less favorable contract terms and conditions.

Our results may fluctuate as a result of many factors, including cyclical changes in the insurance industry. Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity, followed by periods of high premium rates and shortages of underwriting capacity. Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. Further, this cyclical market pattern can be more pronounced in the excess and surplus market, in which RSUI primarily competes, than in the admitted insurance market. When premium rates are high and there is a shortage of capacity in the admitted insurance market, the same factors are present in the excess and surplus market, and growth in the excess and surplus market can be significantly more rapid than growth in the standard insurance market. Similarly, when there is price competition and excess underwriting capacity in the admitted insurance market, many customers that were previously driven into the excess and surplus market may return to the admitted insurance market, exacerbating the effects of price competition. Since cyclicality is due in large part to the actions of our insurance operating units’ competitors and general economic factors, we cannot predict the timing or duration of changes in the market cycle. These cyclical patterns cause our revenues and net earnings to fluctuate.

Because our insurance operating units are property and casualty insurers, we face losses from natural and human-made catastrophes. Property and casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses, or the absence thereof, have had a significant impact on our results. For example, pre-tax catastrophe losses, net of reinsurance, at RSUI were minimal in 2009, compared with $97.9 million in 2008 (primarily reflecting 2008 third quarter hurricane net catastrophe losses for Hurricanes Ike, Gustav and Dolly) and $47.1 million in 2007. Several states, or underwriting organizations of which our insurance operating units are required to be members, may increase their mandatory assessments as a result of catastrophes and other events, and we may not be able to fully recoup these increased costs.

Natural or human-made catastrophes can be caused by various events, including hurricanes, other windstorms, earthquakes and floods, as well as terrorist activities. The incidence and severity of catastrophes in any short period of time are inherently unpredictable. The extent of gross losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, other windstorms, earthquakes and floods may produce significant damage when those areas are heavily populated. The geographic distribution of AIHL’s insurance operating units subjects them to catastrophe exposure in the United States from hurricanes in the Gulf coast regions, Florida, the Mid-Atlantic, and the Northeast, from other windstorms in the Midwest and Southern regions, and earthquakes in California, the Pacific Northwest region and along the New Madrid fault line in the Midwest region. Catastrophes can cause losses in a variety of our property and casualty lines, and most of our past catastrophe-related claims have resulted from severe hurricanes. It is therefore possible that a catastrophic event or multiple catastrophic events could produce significant losses and have a material adverse effect on our financial condition and results of operations.

In addition, longer-term natural catastrophe trends may be changing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain and snow. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events such as hurricanes. To the extent climate change increases the frequency and severity of such weather events, our insurance operating units, particularly RSUI, may face increased claims, particularly with respect to properties located in coastal areas. Our insurance operating units take certain measures to mitigate against the frequency and severity of such events by giving consideration to these risks in their underwriting and pricing decisions and through the purchase of reinsurance. To the extent broad environmental factors, exacerbated by climate change or otherwise, lead to increases in insured losses, particularly if those losses exceed the expectations, including reinsurance coverage, of our insurance operating units, our financial condition and results of operations could be materially, adversely affected.

With respect to terrorism, to the extent that reinsurers have excluded coverage for certain terrorist acts or have priced this coverage at rates that are not practical, our insurance operating units, particularly RSUI, would not have reinsurance protection and would be exposed to potential losses as a result of any terrorist acts. To the extent an act of terrorism is certified by the U.S. Secretary of Treasury, we may be covered under the Terrorism Act. Information regarding the Terrorism Act and its impact on our insurance operating units can be found on pages 22 and 23 of this Form 10-K Report.

We cannot guarantee that the reinsurers used by our insurance operating units will pay in a timely fashion, if at all, and, as a result, we could experience losses even if reinsured. Our insurance operating units purchase reinsurance by transferring, or ceding, part of the risk that they have underwritten to a reinsurance company in exchange for part of the premium received by our insurance operating units in connection with that risk. Although reinsurance makes the reinsurer liable to our insurance operating units to the extent the risk is transferred or ceded to the reinsurer, it does not relieve our insurance operating units of their liability to their policyholders. Reinsurers may not pay the reinsurance recoverables that they owe to our insurance operating units or they may not pay these recoverables on a timely basis. This risk may increase significantly if these reinsurers experience financial difficulties as a result of catastrophes and other events. Underwriting results and investment returns of some of the reinsurers used by our insurance operating units may affect their future ability to pay claims. Accordingly, we bear credit risk with respect to our insurance operating units’ reinsurers, and if they fail to pay, our financial results would be adversely affected. As of December 31, 2009, the amount due from reinsurers reported on our balance sheet was $1.0 billion, with approximately $0.8 billion attributable to RSUI’s reinsurers.

If market conditions cause reinsurance to be more costly or unavailable, our insurance operating units may be required to bear increased risks or reduce the level of their underwriting commitments. As part of our overall risk and capacity management strategy, our insurance operating units purchase reinsurance for certain amounts of risk underwritten by them, especially catastrophe risks. The reinsurance programs purchased by our insurance operating units are generally subject to annual renewal. Market conditions beyond their control determine the availability and cost of the reinsurance protection they purchase, which may affect the level of their business written and thus their profitability. If our insurance operating units are unable to renew their expiring facilities or to obtain new reinsurance facilities, either their net exposures would increase, which could increase the volatility of their results or, if they are unwilling to bear an increase in net exposures, they would have to reduce the level of their underwriting commitments, especially catastrophe-exposed risks, which may reduce their revenues and net earnings. Generally, under reinsurance contracts, an insured, to the extent it exhausts its original coverage under a reinsurance contract during a single coverage period (typically a single twelve-month period), can pay a reinsurance reinstatement premium to restore coverage during such coverage period. If our insurance operating units exhaust their original and reinstated coverage under their third-party catastrophic reinsurance contracts during a single coverage period, they will not have any reinsurance coverage available for losses incurred as a result of additional catastrophic events during that coverage period.

RSUI attempts to manage its exposure to catastrophe risk partially through the use of catastrophe modeling software. The failure of this software to accurately gauge the catastrophe-exposed risks RSUI writes could have a material adverse effect on our financial condition and results of operations. As part of its approach to managing catastrophe risk, RSUI has historically used a number of tools, including third-party catastrophe modeling software, to help evaluate potential losses. RSUI has used modeled loss scenarios to set its level of risk retention and help structure its reinsurance programs. Modeled loss estimates, however, have not always accurately predicted RSUI’s ultimate losses with respect to hurricane activity. Accordingly, in an effort to better manage its accumulations of risk such that its loss exposure conforms to its established risk tolerances and fits within its reinsurance programs, RSUI periodically reviews its catastrophe exposure management approach, which may result in the implementation of new monitoring tools and a revision of its underwriting guidelines and procedures. However, these efforts may not be successful in sufficiently mitigating risk exposures and losses resulting from future catastrophes.

Our insurance operating units are rated by A.M. Best and a decline in these ratings could affect the standing of our insurance operating units in the insurance industry and cause their premium volume and earnings to decrease. Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Some of our insurance operating unit companies are rated by A.M. Best, an independent organization that analyzes the insurance industry. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance, strategic position, and ability to meet its obligations to policyholders. These ratings are subject to periodic review, and we cannot assure you that any of our insurance operating unit companies will be able to retain those ratings. In this regard, as a result of EDC’s determination in June 2009 to cease writing business on a direct basis and certain other factors, A.M. Best downgraded its rating of EDIC from A- (Excellent), with a negative outlook, to B++ (Good), with a stable outlook on June 30, 2009. If the ratings of our insurance operating unit companies are reduced, or in the case of EDIC, further reduced, from their current levels by A.M. Best, their competitive positions in the insurance industry could suffer and it would be more difficult for them to market their products. A significant downgrade could result in a substantial loss of business as policyholders move to other companies with higher claims-paying and financial strength ratings.

The businesses of our insurance operating units are heavily regulated, and changes in regulation may reduce their profitability and limit their growth. Our insurance operating units are subject to extensive regulation and supervision in the jurisdictions in which they conduct business. This regulation is generally designed to protect the interests of policyholders, and not necessarily the interests of insurers, their stockholders, or other investors. The regulation relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates, and a variety of other financial and nonfinancial components of an insurance company’s business.

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

In recent years, the state insurance regulatory framework has come under increased scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. It is also possible that the structure of insurance regulation may be impacted by the broader financial regulatory reform that Congress continues to pursue in the wake of the recent financial crisis. Any proposed or future state or federal legislation or NAIC initiatives, if adopted, may be more restrictive on the ability of our insurance operating units to conduct business than current regulatory requirements or may result in higher costs.

Risk Factors Relating to our Investments and Assets

A substantial amount of our assets is invested in debt securities and is subject to market fluctuations. A substantial portion of our investment portfolio consists of debt securities. As of December 31, 2009, our investment in debt securities was approximately $3.3 billion, or 74.5 percent of our total investment portfolio. The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. A rise in interest rates would increase the net unrealized loss position of our investment portfolio, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease the net unrealized loss position of our investment portfolio, offset by lower rates of return on funds reinvested. In addition, some debt securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk, or the risk that principal will be returned more rapidly or slowly than expected, as a result of interest rate fluctuations. Based upon the composition and duration of our investment portfolio at December 31, 2009, a 100 basis point increase in interest rates would result in a decrease in the fair value of our debt security investments of approximately $116.7 million.

Defaults, downgrades or other events impairing the value of our debt securities portfolio may reduce our earnings. We are subject to the risk that the issuers, or guarantors, of debt securities we own may default on principal and interest payments they owe us. The occurrence of a major economic downturn, such as the current downturn in the economy, acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers or guarantors of these debt securities could cause the value of our debt securities portfolio and our net earnings to decline and the default rate of the debt securities in our investment portfolio to increase. In addition, with economic uncertainty, the credit quality of issuers or guarantors could be adversely affected and a ratings downgrade of the issuers or guarantors of the debt securities we own could also cause the value of our debt securities portfolio and our net earnings to decrease. For example, rating agency downgrades of mono-line insurance companies during 2008 contributed to a decline in the carrying value and liquidity of our municipal bond investment portfolio. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations, and financial condition. We continually monitor the difference between cost and the estimated fair value of our investments in debt securities. If a decline in the value of a particular debt security is deemed to be temporary, we record the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, we write it down to the carrying value of the investment and record an other-than-temporary impairment loss on our statement of earnings, which may be material to our operating results.

Investment returns are currently, and will likely continue to remain, under pressure due to the significant volatility and disruption experienced in the financial markets and the current and continuing economic uncertainty. As a result, our exposure to the risks described above could have a material adverse effect on our results of operations.

We invest some of our assets in equity securities, which are subject to fluctuations in market value. We invest a portion of our investment portfolio in equity securities which are subject to fluctuations in market value. As of December 31, 2009, our investments in equity securities had a fair market value of approximately $624.5 million, which represented 14.1 percent of our investment portfolio. We hold our equity securities as available for sale, and any changes in the fair value of these securities, net of tax, would be reflected in our accumulated other comprehensive income as a component of stockholders’ equity. If a decline in the value of a particular equity security is deemed to be temporary, we record the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, we write it down to the carrying value of the investment and record an other-than-temporary impairment loss on our statement of earnings, which may be material to our operating results, regardless of whether we continue to hold the equity security. A severe and/or prolonged downturn in equity markets could give rise to significant impairment charges.

In 2009, we recorded $74.1 million of other-than-temporary impairment losses on equity securities, which were primarily based on the severity of the declines in fair value of such securities relative to their cost as of the balance sheet date. Such severe declines are primarily related to a significant deterioration of U.S. equity market conditions during the latter part of 2008 and the first quarter of 2009, which abated somewhat during the remainder of 2009. If U.S. equity market conditions deteriorate in 2010, we may be required to record additional other-than-temporary impairment losses, which could have a material and adverse impact on our results of operations.

As of December 31, 2009, our energy sector equity holdings had an aggregate fair market value of $399.2 million, which represented 63.9 percent of our equity portfolio. This investment concentration may lead to higher levels of short-term price volatility and variability in the level of unrealized investment gains or losses.

If our business does not perform well, we may be required to recognize an impairment of our goodwill or other long-lived assets or to establish a valuation allowance against the deferred income tax asset, which could adversely affect our results of operations or financial condition. Goodwill represents the excess of the amount we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the operating unit to which the goodwill relates. The fair value of the operating unit is impacted by the performance of the business. The performance of our businesses may be adversely impacted by prolonged market declines. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net earnings. Such write-downs could have a material adverse effect on our results of operations or financial position. For example, in connection with impairment testing of goodwill and other intangible assets as of December 31, 2008, we determined that the $48.7 million of goodwill associated with our acquisition of EDC was impaired. As a result, as of December 31, 2008, we recorded a non-cash charge of $48.7 million, representing the entire EDC goodwill balance at such date. EDC also recorded a pre-tax, non-cash impairment charge of $11.2 million in the 2009 second quarter, representing the entire carrying value of EDC’s trade names (originally determined to have indefinite useful lives), renewal rights, distribution rights, and database development, net of accumulated amortization. Further or continued deterioration of financial market conditions could result in a decrease in the expected future earnings of our operating units, which could lead to an impairment of some or all of the goodwill associated with them in future periods.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are recoverable. Factors in management’s determination include the performance of the business including the ability to generate capital gains. If it is more likely than not that the deferred income tax asset will not be realized based on available information then a valuation allowance must be established with a corresponding charge to net earnings. Such charges could have a material adverse effect on our results of operations or financial position. Additional deterioration of financial market conditions could also result in the impairment of long-lived assets and the establishment of a valuation allowance on our deferred income tax assets.

Item 1B. Unresolved Staff Comments.

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.

Item 3. Legal Proceedings.

Our subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each subsidiary makes provision on its books, in accordance with GAAP, for estimated losses to be incurred in connection with such litigation and claims, including legal costs. In the opinion of management, this provision is adequate under GAAP as of December 31, 2009.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of security holders during the quarter ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information, Holders and Dividends

As of December 31, 2009, there were 1,020 holders of record of our common stock. The following table indicates quarterly high and low prices of our common stock on the New York Stock Exchange in 2009 and 2008. Our ticker symbol is Y.

	2009		2008
Quarter Ended	High	Low	High	Low

March 31	$301.47	$234.83	$396.00	$317.23
June 30	277.50	221.74	372.39	324.32
September 30	288.73	250.58	411.76	279.41
December 31	276.52	247.01	362.75	177.74

In 2009 and 2008, our Board of Directors declared, as our dividend on our common stock for each such year, a stock dividend consisting of one share of our common stock for every fifty shares outstanding.

Purchases of Equity Securities by Us

The following table summarizes our common stock repurchases for the quarter ended December 31, 2009:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price	Announced Plans	Plans
Period	Shares Purchased	Paid per Share	or Programs(1)	or Programs

October 1 to October 31	55,774	$259.11	55,774
November 1 to November 30	749	$264.90	749
December 1 to December 31	29,629	$269.66	29,269

Total	86,152	$262.76	85,792	$81,718,365

(1)	All shares represent shares repurchased pursuant to an authorization of the Board of Directors, announced in February 2008, to repurchase shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million.

PERFORMANCE GRAPH

The following graph compares for the years 2005 through 2009 the cumulative total stockholder return on our common stock, the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500”), and the cumulative total return on the Standard & Poor’s 500 Property and Casualty Insurance Index (the “P&C Index”). The graph shows the value at the end of each such year of $100 invested as of January 1, 2005 in our common stock, the S&P 500 and the P&C Index.

Company/Index	2005	2006	2007	2008	2009
■Alleghany	101.55	132.62	149.55	107.01	106.83
● S&P 500	104.91	121.48	128.16	80.74	102.11
▲ P&C Index	115.11	129.93	111.79	78.91	88.65

This performance graph is based on the following assumptions: (i) cash dividends are reinvested on the ex-dividend date in respect of such dividend; and (ii) the two-percent stock dividends we have paid in each of the years 2005 through 2009 are included in the cumulative total stockholder return on our common stock.

Item 6.	Selected Financial Data.

Alleghany Corporation and Subsidiaries*

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in millions, except for per share and share amounts)

Operating Data
Revenues from continuing operations	$1,184.4	$989.1	$1,228.6	$1,060.3	$1,062.7

Earnings from continuing operations	$271.0	$40.6	$287.6	$240.9	$43.9
Earnings from discontinued operations	—	107.4	11.5	7.0	8.4

Net earnings	$271.0	$148.0	$299.1	$247.9	$52.3

Basic earnings per share of common stock**
Continuing operations	$30.43	$2.75	$31.89	$27.40	$5.15
Discontinued operations	—	12.67	1.36	0.83	0.98

Net earnings	$30.43	$15.42	$33.25	$28.23	$6.13

Average number of shares of common stock**	8,704,268	8,479,863	8,476,152	8,465,844	8,536,073

	Years Ended December 31,
	2009	2008	2007	2006	2005

Balance Sheet
Total assets	$6,192.8	$6,181.8	$6,942.1	$6,178.7	$5,822.3

Debt	$–	$–	$–	$80.0	$80.0

Common stockholders’ equity	$2,717.5	$2,347.3	$2,484.8	$2,146.4	$1,894.4

Common stockholders’ equity per share of common stock**	$306.71	$278.17	$292.73	$254.12	$221.40

*	We sold World Minerals on July 14, 2005. World Minerals has been classified as discontinued operations for the year ended 2005. On July 18, 2007, AIHL acquired EDC. We sold Darwin on October 20, 2008. Darwin has been classified as discontinued operations for the four years ended 2008 and discontinued operations, net of minority interest expense, includes the gain on disposition in 2008.

**	Amounts have been adjusted for subsequent common stock dividends.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•	significant weather-related or other natural or human-made catastrophes and disasters;

•	the cyclical nature of the property and casualty insurance industry;

•	changes in market prices of our equity investments and changes in value of our debt portfolio;

•	adverse loss development for events insured by our insurance operating units in either the current year or prior year;

•	the long-tail and potentially volatile nature of certain casualty lines of business written by our insurance operating units;

•	the cost and availability of reinsurance;

•	exposure to terrorist acts;

•	the willingness and ability of our insurance operating units’ reinsurers to pay reinsurance recoverables owed to our insurance operating units;

•	changes in the ratings assigned to our insurance operating units;

•	claims development and the process of estimating reserves;

•	legal and regulatory changes;

•	the uncertain nature of damage theories and loss amounts; and

•	increases in the levels of risk retention by our insurance operating units.

Additional risks and uncertainties include general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession; changes in costs; variations in political, economic or other factors; risks relating to conducting operations in a competitive environment; effects of acquisition and disposition activities, inflation rates, or recessionary or expansive trends; changes in interest rates; extended labor disruptions, civil unrest, or other external factors over which we have no control; and changes in our plans, strategies, objectives, expectations, or intentions, which may happen at any time at our discretion. As a consequence, current plans, anticipated actions, and future financial condition and results may differ from those expressed in any forward-looking statements made by us or on our behalf.

Critical Accounting Estimates

Losses and LAE

Overview.  Each of our insurance operating units establishes reserves on its balance sheet for unpaid losses and LAE related to its property and casualty insurance and surety contracts. As of any balance sheet date, historically there have been claims that have not yet been reported, and some claims may not be reported for many years after the date a loss occurs. As a result of this historical pattern, the liability for unpaid losses and LAE includes significant estimates for IBNR. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits, and certain claims may take years to settle, especially if legal action is involved. As a result, the liabilities for unpaid losses and LAE include significant judgments, assumptions and estimates made by management relating to the actual ultimate losses that will arise from the claims. Due to the inherent uncertainties in the process of establishing these liabilities, the actual ultimate loss from a claim is likely to differ, perhaps materially, from the liability initially recorded and could be material to the results of our operations. The accounting policies that our insurance operating units use in connection with the establishment of these liabilities include critical accounting estimates.

As noted above, as of any balance sheet date, not all claims that have occurred have been reported to our insurance operating units, and if reported may not have been settled. The time period between the occurrence of a loss and the time it is settled by the insurer is referred to as the “claim tail.” Property claims usually have a fairly short claim tail and, absent claim litigation, are reported and settled within no more than a few years of the date they occur. For short-tail lines, loss reserves consist primarily of reserves for reported claims. The process of recording quarterly and annual liabilities for unpaid losses and LAE for short-tail lines is primarily focused on maintaining an appropriate reserve level for reported claims and IBNR, rather than determining an expected loss ratio for the current business. Specifically, we assess the reserve adequacy of IBNR in light of such factors as the current levels of reserves for reported claims and expectations with respect to reporting lags, historical data, legal developments, and economic conditions, including the effects of inflation. At December 31, 2009, the amount of IBNR for short-tail claims represented approximately 1.1 percent, or $28.6 million, of our total gross loss and LAE liabilities of $2.5 billion. In conformity with GAAP, our insurance operating units are not permitted to establish IBNR reserves for catastrophe losses that have not occurred. Therefore, losses related to a significant catastrophe, or accumulation of catastrophes, in any reporting period could have a material, negative impact on our results during that period.

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

Although we are unable at this time to determine whether additional reserves, which could have a material impact upon our financial condition, results of operations, and cash flows, may be necessary in the future, we believe that the reserves for unpaid losses and LAE established by our insurance operating units are adequate as of December 31, 2009.

Methodologies and Assumptions. Our insurance operating units use a variety of techniques that employ significant judgments and assumptions to establish the liabilities for unpaid losses and LAE recorded at the balance sheet date. These techniques include detailed statistical analyses of past claim reporting, settlement activity, claim frequency, internal loss experience, changes in pricing or coverages, and severity data when sufficient information exists to lend statistical credibility to the analyses. More subjective techniques are used when statistical data is insufficient or unavailable. These liabilities also reflect implicit or explicit assumptions regarding the potential effects of future inflation, judicial decisions, changes in laws and recent trends in such factors, as well as a number of actuarial assumptions that vary across our insurance operating units and across lines of business. This data is analyzed by line of business, coverage, and accident year, as appropriate.

Our loss reserve review processes use actuarial methods that vary by insurance operating unit and line of business and produce point estimates for each class of business. The actuarial methods used by our insurance operating units include the following methods:

•	Reported Loss Development Method: a reported loss development pattern is calculated based on historical data, and this pattern is then used to project the latest evaluation of cumulative reported losses for each accident year to ultimate levels;

•	Paid Development Method: a paid loss development pattern is calculated based on historical development data, and this pattern is then used to project the latest evaluation of cumulative paid losses for each accident year to ultimate levels;

•	Expected Loss Ratio Method: expected loss ratios are applied to premiums earned, based on historical company experience, or historical insurance industry results when company experience is deemed not to be sufficient; and

•	Bornhuetter-Ferguson Method: the results from the Expected Loss Ratio Method are essentially blended with either the Reported Loss Development Method or the Paid Development Method.

The primary assumptions used by our insurance operating units include the following:

•	Expected loss ratios represent management’s expectation of losses, in relation to earned premium, at the time business is written, before any actual claims experience has emerged. This expectation is a significant determinant of the estimate of loss reserves for recently written business where there is little paid or incurred loss data to consider. Expected loss ratios are generally derived from historical loss ratios adjusted for the impact of rate changes, loss cost trends, and known changes in the type of risks underwritten.

•	Rate of loss cost inflation (or deflation) represents management’s expectation of the inflation associated with the costs we may incur in the future to settle claims. Expected loss cost inflation is particularly important for claims with a substantial medical component, such as workers’ compensation.

•	Reported and paid loss emergence patterns represent management’s expectation of how losses will be reported and ultimately paid in the future based on the historical emergence patterns of reported and paid losses and are derived from past experience of our insurance operating units, modified for current trends. These emergence patterns are used to project current reported or paid loss amounts to their ultimate settlement value.

Each of the above actuarial assumptions may also incorporate data from the insurance industry as a whole, or peer companies writing substantially similar insurance coverages, in the absence of sufficiently credible internally-derived historical information. Data from external sources may be used to set expectations, as well as assumptions regarding loss frequency or severity relative to an exposure unit or claim, among other actuarial parameters. Assumptions regarding the application or composition of peer group or industry reserving parameters require substantial judgment. The use of data from external sources was most significant for EDC as of December 31, 2009.

Sensitivity. Loss frequency and severity are measures of loss activity that are considered in determining the key assumptions described above. Loss frequency is a measure of the number of claims per unit of insured exposure, and loss severity is a measure of the average size of claims. Factors affecting loss frequency include the effectiveness of loss controls and safety programs and changes in economic conditions or weather patterns. Factors affecting loss severity include changes in policy limits, retentions, rate of inflation, and judicial interpretations. Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to our insurance operating units. The length of the loss reporting lag affects our ability to accurately predict loss frequency (loss frequencies are more predictable for lines with short reporting lags), as well as the amount of reserves needed for IBNR. If the actual level of loss frequency and severity is higher or lower than expected, the ultimate losses will be different than management’s estimates. A small percentage change in an estimate can result in a material effect on our reported earnings. The following table reflects the impact of changes, which could be favorable or unfavorable, in frequency and severity on our loss estimates for claims occurring in 2009 (dollars in millions):

	Frequency
Severity	1.0%	5.0%	10.0%

1.0%	$8.7	$26.3	$48.3
5.0%	$26.3	$44.6	$67.4
10.0%	$48.3	$67.4	$91.3

Our net reserves for losses and LAE of $1.6 billion as of December 31, 2009 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. We believe the above analysis provides a reasonable benchmark for sensitivity as we believe it is within historical variation for our reserves. Currently, none of the scenarios is believed to be more likely than the other.

Prior Year Development. Our insurance operating units continually evaluate the potential for changes, both positive and negative, in their estimates of their loss and LAE liabilities and use the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for unpaid losses and LAE established in prior years, these liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid losses and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. Each of RSUI, CATA, and EDC adjusted its prior year loss and LAE reserve estimate during 2009 and 2008 based on current information that differed from previous assumptions made at the time such loss and LAE reserves were previously estimated. These reserve increases/(decreases) to prior year net reserves are summarized as follows (in millions):

	2009	2008

RSUI:
Net casualty reserve releases	$(38.4)	$(43.7)
Reserve release for third quarter 2008 hurricanes	(9.9)	—
Non-catastrophe property case reserve re-estimation	11.5	(6.2)
All other, net	1.6	(4.8)

	$(35.2)	$(54.7)
CATA:
Net insurance reserve releases	$(10.7)	$(11.8)

EDC:
Net workers’ compensation increase	$26.5	$25.4
All other, net	1.5	(1.7)

	$28.0	$23.7

Total incurred related to prior years	$(17.9)	$(42.8)

The more significant prior year adjustments affecting 2009 and 2008 are summarized as follows:

•	For RSUI, loss and LAE for 2009 reflect a net $38.4 million release of prior accident year casualty loss reserves, compared with a net $43.7 million release of prior accident year casualty loss reserves during 2008. Both amounts relate primarily to D&O liability, professional liability, and general liability lines of business for the 2003 through 2007 accident years and reflect favorable loss emergence, compared with loss emergence patterns assumed in earlier periods for such lines of business. Specifically, cumulative losses for such lines of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be higher through December 31, 2009 than the actual cumulative losses through that date. This amount of lower cumulative losses, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 2.9 percent. Such reduction did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in 2009. For RSUI, loss and LAE for 2009 also reflect a net $9.9 million release of prior accident year loss reserves related to 2008 third quarter Hurricanes Ike, Gustav, and Dolly.

•	For CATA, loss and LAE for 2009 reflect a net $10.7 million release of prior accident year loss reserves, compared with a net $11.8 million release of prior accident year loss reserves during 2008. Both amounts relate primarily to favorable loss emergence in the casualty and surety lines of business, compared with loss emergence patterns assumed in earlier periods for such lines of business. Specifically, cumulative losses for such lines of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be higher through December 31, 2009 than the actual cumulative losses through that date. This amount of lower cumulative losses, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 2.6 percent. Such reduction did not impact the assumptions used in estimating CATA’s loss and LAE liabilities for business earned in 2009.

•	For EDC, workers’ compensation loss and LAE for 2009 reflect a $26.5 million increase of prior accident year workers’ compensation loss reserves, compared with a $25.4 million increase of prior accident year workers’ compensation loss reserves during 2008. Both such reserve increases primarily reflect a significant acceleration in claims emergence and higher than anticipated increases in industry-wide severity. In addition, the $26.5 million increase in 2009 also reflects the estimated impact of judicial decisions by the Workers’ Compensation Appeals Board, or “WCAB.” Such WCAB decisions related to permanent disability determinations that have materially weakened prior workers’ compensation reforms instrumental in reducing medical and disability costs in earlier years. These decisions are in the process of being appealed to the California appellate courts but will continue in effect during the appeals process. With respect to the $26.5 million increase for prior accident years, $17.7 million primarily reflected higher than expected paid losses and $8.8 million reflected the estimated impact of the WCAB decisions. Cumulative paid losses in respect of prior accident years were expected to be lower through June 30, 2009 (the date of the reserve increase) than the actual cumulative paid losses through that date. This amount of higher cumulative paid losses, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 1.5 percent. Such increases impacted the assumptions used in estimating EDC’s loss and LAE liabilities for business earned in 2009 and 2008, causing an increase of current accident year reserves of $8.0 million and $10.5 million, respectively. Of the $8.0 million, $6.2 million primarily reflected higher than expected paid losses and the remainder reflected the estimated impact of the WCAB decisions. Although EDC believes its reserves, including the provision for the WCAB decisions, were adequate as of December 31, 2009, the WCAB decisions could materially adversely affect the number and amount of EDC’s permanent disability payments, including those on its open claims, and the related loss and LAE reserves.

Asbestos & Environmental. Our reserve for unpaid losses and LAE includes $18.9 million and $18.8 million of gross and net reserves, respectively, at December 31, 2009, for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance of certain general liability and commercial multiple peril coverages assumed by Capitol Indemnity between 1969 and 1976. Capitol Indemnity exited this business in 1976. Reserves for asbestos and environmental impairment claims cannot be estimated with traditional loss reserving techniques because of uncertainties that are greater than those associated with other types of claims. Factors contributing to these uncertainties include a lack of historical data, the significant periods of time that often elapse between the occurrence of an insured loss and the reporting of that loss to the ceding company and the reinsurer, uncertainty as to the number and identity of insureds with potential exposure to these risks, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability. Loss reserve estimates for these environmental impairment and asbestos exposures include case reserves, which also reflect reserves for legal and other LAE and IBNR reserves. IBNR reserves are determined based upon CATA’s historic general liability exposure base and policy language, previous environmental impairment loss experience, and the assessment of current trends of environmental law, environmental cleanup costs, asbestos liability law, and judicial settlements of asbestos liabilities.

For both asbestos and environmental impairment reinsurance claims, CATA establishes case reserves by receiving case reserve amounts from its ceding companies and verifies these amounts against reinsurance contract terms, analyzing from the first dollar of loss incurred by the primary insurer. In establishing the liability for asbestos and environmental impairment claims, CATA considers facts currently known and the current state of the law and coverage litigation. Additionally, ceding companies often report potential losses on a precautionary basis to protect their rights under the reinsurance arrangement, which generally calls for prompt notice to the reinsurer. Ceding companies, at the time they report potential losses, advise CATA of the ceding companies’ current estimate of the extent of the loss. CATA’s claims department reviews each of the precautionary claims notices and, based upon current information, assesses the likelihood of loss to CATA. This assessment is one of the factors used in determining the adequacy of the recorded asbestos and environmental impairment reserves. Although we are unable at this time to determine whether additional reserves, which could have a material impact upon our results of operations, may be necessary in the future, we believe that CATA’s asbestos and environmental impairment reserves are adequate as of December 31, 2009. Additional information regarding asbestos and environmental impairment claims can be found on pages 19 and 20 of this Form 10-K Report.

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

Investments Impairment

We hold our equity and debt securities as available for sale, and as such, these securities are recorded at fair value. We continually monitor the difference between cost and the estimated fair value of our investments, which involves uncertainty as to whether declines in value are temporary in nature. If a decline in the value of a particular investment is deemed temporary, we record the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, we write it down to the carrying value of the investment and record an other-than-temporary impairment loss on our statement of earnings, regardless of whether we continue to hold the applicable security. In addition, under GAAP, any portion of such decline that relates to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income.

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

A debt security is deemed impaired if it is probable that we will not be able to collect all amounts due under the security’s contractual terms. An equity security is deemed impaired if, among other things, its decline in estimated fair value has existed for twelve months or more or if its decline in estimated fair value from its cost is greater than 50 percent, absent compelling evidence to the contrary. Further, for securities expected to be sold, an other-than-temporary impairment loss is recognized if we do not expect the fair value of a security to recover its cost prior to the expected date of sale. If that judgment changes in the future, we may ultimately record a realized loss after having originally concluded that the decline in value was temporary. Risks and uncertainties are inherent in the methodology we use to assess other-than-temporary declines in value. Risks and uncertainties could include, but are not limited to, incorrect assumptions about financial condition, liquidity or future prospects, inadequacy of any underlying collateral, and unfavorable changes in economic or social conditions, interest rates or credit ratings.

See Note 3 to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report for additional information on our investments and investment impairments.

Goodwill and Other Intangible Assets

Our consolidated balance sheet as of December 31, 2009 includes goodwill and other intangible assets, net of amortization, of approximately $145.7 million. This amount has been recorded as a result of business acquisitions. Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Goodwill and other intangible assets deemed to have an indefinite useful life are tested annually in the fourth quarter of every calendar year for impairment and at such other times upon the occurrence of certain events. We also evaluate goodwill and other intangible assets whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. A significant amount of judgment is required in performing goodwill and other intangible asset impairment tests. These tests include estimating the fair value of our operating units and other intangible assets. With respect to goodwill, as required by GAAP, we compare the estimated fair value of our operating units with their respective carrying amounts including goodwill. Under GAAP, fair value refers to the amount for which the entire operating unit may be bought or sold. Our methods for estimating operating unit values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. All of these methods involve significant estimates and assumptions.

In connection with impairment testing of our goodwill and other intangible assets in the fourth quarter of 2008, we determined that the $48.7 million of goodwill associated with our acquisition of EDC was impaired in its entirety. As a result, at December 31, 2008, we recorded a non-cash charge of $48.7 million, which is classified as a net realized capital loss in our consolidated statement of earnings for the year ended December 31, 2008 and represents the entire EDC goodwill balance at such date. Our estimation of EDC’s fair value was based primarily on observing the stock market-based valuations of other publicly-traded insurance carriers. The factors that contributed to our determination that the EDC goodwill was impaired included unfavorable conditions in the U.S. economy and California workers’ compensation insurance market, combined with EDC’s poor results during 2008. There was no resulting impact to our tax balances as a result of this charge.

In addition, we also recorded a pre-tax, non-cash impairment charge of $11.2 million in 2009, which is classified as a net realized capital loss on our consolidated statement of earnings for the year ended December 31, 2009. The $11.2 million pre-tax, non-cash impairment charge represents the entire carrying value of EDC’s trade names, originally determined to have indefinite useful lives, renewal rights, distribution rights, and database development, net of accumulated amortization. The impairment charge was due primarily to EDC’s determination in June 2009 that it was unable to write business at rates it deemed adequate due to the current state of the California workers’ compensation market. As a result, EDC ceased soliciting new or renewal business on a direct basis commencing August 1, 2009 and took corresponding expense reduction steps, including staff reductions, in light of such determination. In addition, immaterial accruals were established related to terminated employee severance payments and other charges.

See Note 4 to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report for additional information on our goodwill and other intangible assets.

Deferred Taxes

We file a consolidated federal income tax return with our subsidiaries. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2009, a net deferred tax asset of $124.3 million was recorded, which included a valuation allowance of $14.6 million for certain deferred state tax assets which we believe may not be realized. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. This determination is based upon a review of anticipated future earnings as well as all available evidence, both positive and negative.

See Note 8 to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report for additional information on our deferred taxes.

In addition to the policies described above which contain critical accounting estimates, our other accounting policies are described in Note 1 to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report. The accounting policies described in Note 1 require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities but do not meet the level of materiality required for a determination that the accounting policy includes critical accounting estimates. On an ongoing basis, we evaluate our estimates, including those related to the value of long-lived assets, deferred acquisition costs, incentive compensation, pension benefits, and contingencies and litigation. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

Consolidated Results of Operations

Overview

We are engaged, through AIHL and its subsidiaries, primarily in the property and casualty and surety insurance business. We also own and manage properties in the Sacramento, California region through our subsidiary Alleghany Properties and seek out strategic investments and conduct other activities at the parent level. Strategic investments currently include an approximately 33 percent stake in Homesite, a national, full-service, mono-line provider of homeowners insurance and an approximately 38 percent stake in ORX, a regional gas and oil exploration and production company. Our primary sources of revenues and earnings are our insurance operations and investments.

The profitability of our insurance operating units, and as a result, our profitability, is primarily impacted by the adequacy of premium rates, level of catastrophe losses, investment returns, intensity of competition, and the cost of reinsurance. The ultimate adequacy of premium rates is not known with certainty at the time property and casualty insurance policies are issued because premiums are determined before claims are reported. The adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters, regulatory measures and court decisions that define and expand the extent of coverage, and the effects of economic inflation on the amount of compensation due for injuries or losses.

Catastrophe losses, or the absence thereof, can have a significant impact on our results. For example, RSUI’s pre-tax catastrophe losses, net of reinsurance, were minimal in 2009, compared with $97.9 million in 2008 (primarily reflecting net losses from 2008 third quarter Hurricanes Ike, Gustav and Dolly) and catastrophe losses of $47.1 million in 2007. The incidence and severity of catastrophes in any short period of time are inherently unpredictable. Catastrophes can cause losses in a variety of our property and casualty lines of business, and most of our past catastrophe-related claims have resulted from severe hurricanes. Longer-term natural catastrophe trends may be changing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain and snow. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events such as hurricanes. To the extent climate change increases the frequency and severity of such weather events, our insurance operating units, particularly RSUI, may face increased claims, particularly with respect to properties located in coastal areas. Our insurance operating units take certain measures to mitigate against the frequency and severity of such events by giving consideration to these risks in their underwriting and pricing decisions and through the purchase of reinsurance.

At December 31, 2009, we had consolidated total investments of approximately $4.4 billion, of which approximately $3.3 billion was invested in debt securities and approximately $624.5 million was invested in equity securities. Net realized capital gains, other-than-temporary impairment losses and net investment income related to such investment assets are subject to market conditions and management investment decisions and as a result can have a significant impact on our profitability. In 2009, net realized capital gains were $320.4 million, compared with $151.8 million in 2008, and other-than-temporary impairment losses were $85.9 million in 2009, compared with $244.0 million in 2008.

The profitability of our insurance operating units is also impacted by competition generally and price competition in particular. Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity followed by periods of high premium rates and shortages of underwriting capacity. Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. In the past few years, our insurance operating units have faced increasing competition as a result of an increased flow of capital into the insurance industry, with both new entrants and existing insurers seeking to gain market share. This has resulted in decreased premium rates and less favorable contract terms and conditions. In particular, RSUI and CATA’s specialty lines of business increasingly encounter competition from admitted companies seeking to increase market share. We expect to continue to face strong competition in these and the other lines of business of our insurance operating units, and our insurance operating units may continue to experience decreases in premium rates and/or premium volume and less favorable contract terms and conditions.

As part of their overall risk and capacity management strategy, our insurance operating units purchase reinsurance for certain amounts of risk underwritten by them, especially catastrophe risks. The reinsurance programs purchased by our insurance operating units are generally subject to annual renewal. Market conditions beyond the control of our insurance operating units determine the availability and cost of the reinsurance protection they purchase, which may affect the level of business written and thus their profitability.

The following table summarizes our consolidated revenues, costs and expenses and earnings.

	2009	2008	2007
	(in millions)

Revenues
Net premiums earned	$845.0	$948.7	$974.3
Net investment income	101.9	130.2	146.1
Net realized capital gains	320.4	151.8	100.5
Other than temporary impairment losses	(85.9)	(244.0)	(7.7)
Other income	3.0	2.4	15.4

Total revenues	$1,184.4	$989.1	$1,228.6

Costs and expenses
Loss and loss adjustment expenses	$442.1	$570.0	$449.0
Commissions, brokerage and other underwriting expenses	273.7	286.6	257.2
Other operating expenses	45.6	34.9	55.6
Corporate administration	26.9	35.9	33.0
Interest expense	0.7	0.7	1.5

Total costs and expenses	$789.0	$928.1	$796.3

Earnings from continuing operations, before income taxes	$395.4	$61.0	$432.3
Income taxes	124.4	20.4	144.7

Earnings from continuing operations	$271.0	$40.6	$287.6
Earnings from discontinued operations, net of tax*	—	107.4	11.5

Net earnings	$271.0	$148.0	$299.1

Revenues:
AIHL	$996.9	$813.6	$1,137.8
Corporate activities**	187.5	175.5	90.8
Earnings (loss) from continuing operations, before income taxes:
AIHL	$237.6	$(75.1)	$378.8
Corporate activities**	157.8	136.1	53.5

*	Discontinued operations consist of the operations of Darwin, net of minority interest expense and the gain on disposition in 2008. Additional information regarding the results of discontinued operations can be found in Note 2 to the Notes to the Consolidated Financial Statements set forth in Item 8 of this 10-K Report.

**	Corporate activities consist of Alleghany Properties, our investments in Homesite and ORX and corporate activities at the parent level.

Our earnings from continuing operations before income taxes in 2009 increased substantially from 2008, primarily reflecting higher net realized capital gains, lower other-than-temporary impairment losses and a decrease in loss and LAE, partially offset by lower net premiums earned. The increase in net realized capital gains was due primarily to larger gains on the sales of equity securities, including our holdings of Burlington Northern Santa Fe Corporation, or “Burlington Northern,” as well as certain holdings within our energy portfolio. In addition, 2009 net realized capital gains include a non-cash charge of $11.2 million related to an impairment of assets associated with our acquisition of EDC, compared with $48.7 million of such non-cash charges in 2008. The decrease in other-than-temporary impairment losses was due in part to comparatively improved equity market conditions in 2009 compared with 2008. The decrease in loss and LAE primarily reflects minimal catastrophe losses at RSUI in 2009, compared with approximately $97.9 million of net catastrophe losses at RSUI in 2008 related in large part to Hurricanes Ike, Gustav and Dolly. The significant decrease in net premiums earned primarily reflects the impact of continuing competition at our insurance operating units.

Our earnings from continuing operations before income taxes in 2008 decreased substantially from 2007, primarily reflecting a substantial increase in other-than-temporary impairment losses and loss and LAE in 2008. In 2008, our substantial other-than-temporary impairment losses were primarily related to a significant deterioration of U.S. equity market conditions during the latter part of 2008. The substantial increase in loss and LAE primarily reflects the inclusion of a full year of EDC’s results in 2008, including a $35.9 million reserve increase in 2008 for current and prior accident years, as well as net catastrophe losses at RSUI of $97.9 million in 2008, partially offset by an aggregate $43.7 million of prior accident year loss reserve releases by RSUI.

The effective tax rate on earnings from continuing operations before income taxes was 31.5 percent in 2009, 33.6 percent in 2008, and 33.5 percent in 2007. The lower effective tax rate in 2009 primarily reflects the absence of certain permanent tax differences, partially offset by the lower impact of tax-exempt income on our increased earnings in the 2009 period over the 2008 period. The effective tax rate in 2008, and to a lesser extent 2007, reflects certain permanent tax differences that had the effect of increasing the effective tax rates for those years. For 2008, such permanent tax differences related to a $48.7 million non-deductible goodwill impairment charge incurred. For 2007, a net tax adjustment of $5.2 million was incurred, resulting primarily from the reduction of estimated deferred tax assets related to unused foreign tax credits.

Our earnings from discontinued operations consist of the operations of Darwin prior to its disposition in October 2008, net of minority interest expense, and include an after-tax gain upon disposition of approximately $92.1 million in the 2008 fourth quarter, including approximately $9.5 million of gain deferred at the time of Darwin’s initial public offering in May 2006. See Note 2 to the Consolidated Financial Statements set forth in Item 8 to this Form 10-K Report for additional information on discontinued operations.

AIHL Operating Results

AIHL Operating Unit Pre-Tax Results

	RSUI	AIHL Re	CATA	EDC(1)	AIHL
	(in millions, except ratios)

2009
Gross premiums written	$1,033.4	$–	$174.6	$51.1	$1,259.1
Net premiums written	621.1	–	165.3	44.4	830.8
Net premiums earned (2)	$633.4	$–	$166.7	$44.9	$845.0
Loss and loss adjustment expenses	274.3	–	81.6	86.2	442.1
Commission, brokerage and other underwriting expenses (3)	169.3	–	75.0	29.4	273.7

Underwriting profit (loss) (4)	$189.8	$–	$10.1	$(70.7)	$129.2

Net investment income (2)					116.7
Net realized capital gains (2)					119.8
Other than temporary impairment losses (2)					(85.9)
Other income (2)					1.3
Other expenses (3)					43.5

Earnings from continuing operations, before income taxes					$237.6

Loss ratio (5)	43.3%	–	48.9%	192.2%	52.3%
Expense ratio (6)	26.7%	–	45.0%	65.4%	32.4%

Combined ratio (7)	70.0%	–	93.9%	257.6%	84.7%
2008
Gross premiums written	$1,055.4	$0.4	$207.9	$77.0	$1,340.7
Net premiums written	650.9	0.1	177.4	69.8	898.2
Net premiums earned (2)	$689.6	$0.2	$186.9	$72.0	$948.7
Loss and loss adjustment expenses	376.3	–	90.9	102.8	570.0
Commission, brokerage and other underwriting expenses (3)	175.7	–	80.8	30.1	286.6

Underwriting profit (loss) (4)	$137.6	$0.2	$15.2	$(60.9)	$92.1

Net investment income (2)					112.6
Net realized capital losses (2)					(4.4)
Other than temporary impairment losses (2)					(244.0)
Other income (2)					0.7
Other expenses (3)					32.1

Losses from continuing operations, before income taxes					$(75.1)

Loss ratio (5)	54.6%	–	48.6%	142.8%	60.1%
Expense ratio (6)	25.5%	22.8%	43.2%	41.8%	30.2%

Combined ratio (7)	80.1%	22.8%	91.8%	184.6%	90.3%
2007
Gross premiums written	$1,206.6	$1.1	$250.1	$49.0	$1,506.8
Net premiums written	716.1	2.2	199.1	45.1	962.5
Net premiums earned (2)	$707.5	$24.5	$198.0	$44.3	$974.3
Loss and loss adjustment expenses	324.3	–	95.8	28.9	449.0
Commission, brokerage and other underwriting expenses (3)	163.3	0.1	82.8	11.0	257.2

Underwriting profit (4)	$219.9	$24.4	$19.4	$4.4	$268.1

Net investment income (2)					126.5
Net realized capital gains (2)					44.2
Other than temporary impairment losses (2)					(7.7)
Other income (2)					0.5
Other expenses (3)					52.8

Earnings from continuing operations, before income taxes					$378.8

Loss ratio (5)	45.8%	–	48.4%	65.1%	46.1%
Expense ratio (6)	23.1%	0.7%	41.8%	24.8%	26.4%

Combined ratio (7)	68.9%	0.7%	90.2%	89.9%	72.5%

(1)	Includes the results of EDC, net of purchase accounting adjustments, commencing July 18, 2007. (See Note 4(a) to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report).

(2)	Represent components of total revenues.

(3)	Commission, brokerage and other underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses attributable primarily to underwriting activities, whereas the remainder constitutes other expenses.

(4)	Represents net premiums earned less loss and LAE and commission, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income and other income or net realized capital gains and other-than-temporary impairment losses. Underwriting profit does not replace net earnings determined in accordance with GAAP as a measure of profitability; rather, we believe that underwriting profit, which does not include net investment income and other income or net realized capital gains and other-than-temporary impairment losses, enhances the understanding of AIHL’s insurance operating units’ operating results by highlighting net earnings attributable to their underwriting performance. With the addition of net investment income, net realized capital gains, other-than-temporary impairment losses, other income and other expenses, reported pre-tax net earnings (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting profit as an important measure in the overall evaluation of performance.

(5)	Loss and LAE divided by net premiums earned, all as determined in accordance with GAAP.

(6)	Commission, brokerage and other underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.

(7)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on losses (including LAE) and commission, brokerage and other underwriting expenses.

Discussion of individual AIHL operating unit results follows, and AIHL investment results are discussed below under “AIHL Investment Results.”

RSUI

The modest decrease in gross premiums written by RSUI in 2009 from 2008 primarily reflects the impact of continuing and increasing competition, particularly in RSUI’s general liability and umbrella/excess lines of business, partially offset by growth in RSUI’s binding authority business. RSUI’s net premiums earned decreased in 2009 from 2008 primarily due to the decline in gross premiums written and an increase in ceded premiums written associated with RSUI’s property line of business.

The decrease in gross premiums written by RSUI in 2008 from 2007 primarily reflects continuing and increasing price competition, particularly in RSUI’s general liability and property lines of business. RSUI’s net premiums earned decreased in 2008 from 2007 due to a decrease in the property line of business, partially offset by a modest increase in the casualty lines of business. The decrease in property premiums earned is due to substantially lower premium writings, partially offset by reduced reinsurance limits being purchased and reduced rates paid for catastrophe and per risk reinsurance coverage renewed at May 1, 2008. The modest increase in casualty premiums earned primarily reflects the growth of RSUI’s binding authority line of business and the non-renewal at April 1, 2007 of a professional liability quota share reinsurance treaty, partially offset by substantially lower premium writings in the general liability line of business.

The decrease in loss and LAE in 2009 from 2008 primarily reflects lower catastrophe losses, the impact of lower net premiums earned, and lower net releases of prior accident year loss reserves. Net catastrophe losses were minimal in 2009, compared with approximately $97.9 million of net catastrophe losses at RSUI in 2008, primarily related to 2008 third quarter Hurricanes Ike, Gustav and Dolly. Loss and LAE for 2009 also reflect a net $48.3 million release of prior accident year loss reserves, compared with a net $43.7 million release of prior accident year loss reserves during the corresponding 2008 period. Of the $48.3 million, $38.4 million relates primarily to D&O liability, professional liability, and general liability lines of business for the 2003 through 2007 accident years and reflects favorable loss emergence, compared with loss emergence patterns assumed in earlier periods for such lines of business. The remaining $9.9 million of the 2009 net reserve release relates to a release of prior accident year reserves for 2008 Hurricanes Ike, Gustav and Dolly.

The increase in loss and LAE in 2008 from 2007 primarily reflects 2008 net catastrophe losses of $97.9 million, partially offset by a net $43.7 million of prior accident year loss reserve releases, compared with minimal net catastrophe losses (excluding an increase in Hurricane Katrina reserves) and a net $8.5 million increase of prior accident year loss reserves (including an increase in Hurricane Katrina reserves) during 2007.

The decrease in commissions, brokerage and other underwriting expenses in 2009 compared with 2008 primarily reflects the net effect of lower premium volume in the more recent period. The increase in commissions, brokerage and other underwriting expenses in 2008 from 2007 primarily reflects lower ceding commissions primarily resulting from the non-renewal of RSUI’s professional liability quota share reinsurance treaty which expired in April 2007, as well as lower ceding commissions on RSUI’s reinsurance arrangements for other casualty lines of business due to a reduction in premiums written in such lines.

The decrease in loss and LAE, partially offset by a decrease in net premiums earned, was the primary cause for the increase in RSUI’s underwriting profit in 2009 from 2008. The increase in loss and LAE described above was the primary cause for the decrease in RSUI’s underwriting profit in 2008 from 2007.

Additional information regarding RSUI’s use of reinsurance and risks related to reinsurance recoverables can be found on pages 21 through 23 and page 28 of this Form 10-K Report. Additional information regarding RSUI’s prior year reserve adjustments and releases can be found on pages 38 and 39 of this Form 10-K Report.

In general, rates at RSUI in 2009 compared with 2008, as well as in 2008 compared with 2007, reflect overall industry trends of downward pricing as a result of increased competition.

CATA

CATA’s gross premiums written and net premiums earned in 2009 decreased from 2008, primarily reflecting continuing price competition in CATA’s property and casualty (including in excess and surplus markets) and commercial surety lines of business, partially offset by gross premiums written and net premiums earned in CATA’s recently established specialty markets division. CATA’s gross premiums written and net premiums earned in 2008 decreased from 2007 for similar reasons.

The decrease in loss and LAE in 2009 from 2008 primarily reflects the impact of lower net premiums earned in 2009, partially offset by a lower amount of prior year reserve releases. During 2009, CATA had net prior year reserve releases of $10.7 million, primarily reflecting favorable loss emergence in casualty and surety lines of business, compared with loss emergence patterns assumed in earlier periods for such lines of business. Loss and LAE decreased in 2008 from 2007, primarily reflecting the impact of lower net premiums earned in 2008 compared with 2007, partially offset by a lower amount of prior year reserve releases of $11.8 million in 2008, compared with $14.4 million in 2007. The 2008 and 2007 prior year reserve releases primarily reflect favorable loss emergence in the casualty and surety lines of business, compared with loss emergence patterns assumed in earlier periods for such lines of business.

The decrease in net premiums earned, partially offset by the decrease in loss and LAE described above, was the primary cause for the decrease in CATA’s underwriting profit in 2009 from 2008 and in 2008 from 2007.

Additional information regarding CATA’s prior year reserve releases can be found on pages 38 and 39 of this Form 10-K Report.

EDC

EDC reported an underwriting loss of $70.7 million for 2009, primarily reflecting a substantial decrease in net premiums earned from 2008 as a result of EDC’s determination to cease soliciting new and renewal business on a direct basis in June 2009 and a $34.5 million reserve increase recorded in the 2009 second quarter. In addition, EDC also recorded a pre-tax, non-cash impairment charge of $11.2 million in the 2009 second quarter, which is classified as a net realized capital loss in our consolidated statement of earnings. The $11.2 million pre-tax, non-cash impairment charge as of June 30, 2009 represents the entire carrying value of EDC’s trade names (originally determined to have indefinite useful lives), renewal rights, distribution rights and database development, net of accumulated amortization. In addition, immaterial accruals were established related to terminated employee severance payments and other charges.

EDC’s decision to cease soliciting new and renewal business on a direct basis was due to its determination that it was unable to write business at rates it deemed adequate due to the current state of the California workers’ compensation market. EDC ceased soliciting new or renewal business on a direct basis commencing August 1, 2009 and took corresponding expense reduction steps, including staff reductions, in light of such determination. As a result of EDC’s determination to cease writing business on a direct basis and certain other factors, on June 30, 2009, A.M. Best downgraded its rating of EDIC from A- (Excellent), with a negative outlook, to B++ (Good), with a stable outlook. During the 2009 third quarter, EDC sold the renewal rights of its directly placed workers’ compensation insurance policies and certain other assets and rights to an independent insurance brokerage.

EDC’s net premiums earned in 2008 decreased from 2007, primarily reflecting increased competition, decreased rates, reduction of exposure as measured by insured payroll, and declining renewal retention rates. Loss and LAE in 2009, 2008 and 2007 reflect the exposure of EDC’s underlying book of business. In addition, loss and LAE in 2009 and 2008 reflect the trend of increasing loss costs, as well as reserve increases. A reserve increase of $34.5 million was recorded in the 2009 second quarter, consisting of $26.5 million related to prior accident years and $8.0 million related to the 2009 accident year. A reserve increase of $35.9 million was recorded in 2008, consisting of $25.4 million related to prior accident years and $10.5 million related to the 2008 accident year. Both reserve increases primarily reflected higher than expected paid losses and, with respect to the 2009 increases, the estimated impact of judicial decisions by the WCAB.

In connection with impairment testing of goodwill and other intangible assets as of December 31, 2008, we determined that the $48.7 million of goodwill associated with our acquisition of EDC was impaired. As a result, as of December 31, 2008, we recorded a non-cash charge of $48.7 million, which is classified as a net realized capital loss in our consolidated statement of earnings for the year ended December 31, 2008 and represents the entire EDC goodwill balance at such date. The estimation of EDC’s fair value was based primarily on observing the stock market-based valuations of other publicly-traded insurance carriers. The factors that contributed to our determination that the EDC goodwill was impaired include the recent unfavorable conditions in the U.S. economy and California workers’ compensation insurance market, combined with EDC’s poor results during 2008. There was no resulting impact to our tax balances as a result of this charge.

Additional information regarding EDC’s reserve increases can be found on pages 38 and 39 of this Form 10-K Report.

AIHL Investment Results

Following is information relating to AIHL’s investment results.

	Years Ended December 31,
	2009		2008		2007
	(in millions)

Net investment income	$116.7		$112.6		$126.5
Net realized capital gains	$132.1	*	$44.3	*	$44.2
Other than temporary impairment losses	$(85.9)		$(244.0)		$(7.7)

*	Excludes non-cash impairment charges in 2009 and 2008 related to the intangible assets associated with our acquisition of EDC which were classified as a net realized capital loss in our consolidated statements of earnings (see Note 4(a) to the Notes to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report).

Net Investment Income.  The increase in AIHL’s net investment income in 2009 from 2008 is due principally to poor results from partnership investments in 2008 and positive underwriting cash flow at RSUI in 2009, partially offset by lower average investment yields during 2009. The decrease in AIHL’s net investment income in 2008 from 2007 is due principally to lower average investment yields in 2008 and poor results from partnership investments in 2008, partially offset by the net positive effect from the acquisition of EDC, as invested assets acquired were greater than our purchase price, and positive underwriting cash flow at RSUI.

Approximate yields of AIHL’s debt securities for 2009, 2008 and 2007 are as follows (in millions, except for percentages):

		Pre-Tax	After-Tax
		Net	Net		After-
	Average	Investment	Investment	Effective	Tax
Year	Investments (1)	Income (2)	Income (3)	Yield(4)	Yield(5)

2009	$2,858.4	$104.7	$83.9	3.7%	2.9%
2008	$2,564.5	$112.0	$86.3	4.4%	3.4%
2007	$2,293.0	$119.1	$90.8	5.2%	4.0%

(1)	Average of amortized cost of debt securities portfolio at beginning and end of period.

(2)	After investment expenses, excluding net realized gains and other-than-temporary impairment losses.

(3)	Pre-tax net investment income less income taxes.

(4)	Pre-tax net investment income for the period divided by average investments for the same period.

(5)	After-tax net investment income for the period divided by average investments for the same period.

Net Realized Capital Gains.  Net realized capital gains in 2009, 2008 and 2007 relate primarily to sales of equity securities in the energy sector, some of which had their cost basis reduced in earlier periods for the recognition of unrealized losses through other-than-temporary impairment losses, particularly in 2009.

Other-Than-Temporary Impairment Losses.  Other-than-temporary impairment losses reflect impairment charges related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings. Of the $85.9 million in 2009, $57.6 million related to equity holdings in the energy sector, $16.5 million related to equity holdings in various other sectors, and $11.8 million related to debt security holdings (all of which were deemed to be credit-related). Of the $244.0 million in 2008, $144.8 million related to equity holdings in the energy sector, $96.0 million related to equity holdings in various other sectors, and $3.2 million related to debt security holdings (all of which were deemed to be credit-related). The determination that unrealized losses on such securities were other than temporary in 2009 and 2008 was primarily based on the severity of the declines in fair value of such securities relative to cost as of the balance sheet date. Such severe declines are primarily related to a significant deterioration of U.S. equity market conditions during the latter part of 2008 and the first quarter of 2009, which abated somewhat in the remainder of 2009.

After adjusting the cost basis of securities for the recognition of other-than-temporary impairment losses, no equity security was in a continuous unrealized loss position for twelve months or more as of December 31, 2009. See Note 3 to the Notes to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report for further details concerning gross unrealized investment losses for debt and equity securities at December 31, 2009.

Corporate Activities Operating Results

The following table summarizes corporate activities’ results for 2009, 2008 and 2007 (in millions):

	Years Ended December 31,
	2009	2008	2007

Net investment income	$(14.8)	$17.6	$19.6
Net realized capital gains	200.6	156.2	56.2
Other than temporary impairment losses	–	–	–
Other income	1.7	1.7	15.0

Total revenues	$187.5	$175.5	$90.8
Corporate administration and other expenses	29.1	38.7	35.9
Interest expense	0.6	0.7	1.4

Earnings from continuing operations, before income taxes	$157.8	$136.1	$53.5

Corporate activities’ earnings from continuing operations before income taxes increased in 2009 from 2008, primarily reflecting an increase in net realized capital gains, partially offset by a decrease in net investment income. Net realized capital gains for both the 2009 and 2008 periods resulted primarily from parent-level sales of shares of Burlington Northern common stock. Net investment income in 2009 primarily reflects $21.9 million of losses, net of purchase accounting adjustments, related to our investment in ORX and $1.1 million of losses, net of purchase accounting adjustments, related to our investment in Homesite. The ORX losses were due primarily to asset impairment charges incurred as of December 31, 2008, but finalized in the 2009 third quarter, arising from relatively low energy prices as of December 31, 2008. Homesite losses primarily reflect the impact of increased homeowners insurance claims from severe weather and ongoing purchase accounting adjustments in 2009 compared with 2008.

Earnings from continuing operations before income taxes in 2007 primarily reflect net realized capital gains resulting in large part from parent-level sales of shares of Burlington Northern common stock and the positive impact on other income from gains on sales by Alleghany Properties of real property of $14.7 million.

Reserve Review Process

AIHL’s insurance operating units periodically analyze, at least quarterly, liabilities for unpaid losses and LAE established in prior years and adjust their expected ultimate cost, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid losses and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. The following table presents the reserves established in connection with the losses and LAE of AIHL’s insurance operating units on a gross and net basis by line of business. These reserve amounts represent the accumulation of estimates of ultimate losses (including for IBNR) and LAE.

					Workers’
	Property	Casualty(1)	CMP(2)	Surety	Comp(3)	All Other(4)	Total
	(dollars in millions)

2009
Gross loss and LAE reserves	$249.1	$1,902.4	$63.6	$18.0	$245.9	$42.0	$2,521.0
Reinsurance recoverables on unpaid losses	(104.5)	(799.5)	(0.2)	(0.1)	(20.2)	(23.2)	(947.7)

Net loss and LAE reserves	$144.6	$1,102.9	$63.4	$17.9	$225.7	$18.8	$1,573.3

2008
Gross loss and LAE reserves	$365.9	$1,836.6	$75.8	$21.5	$227.4	$51.4	$2,578.6
Reinsurance recoverables on unpaid losses	(153.5)	(811.6)	(0.3)	(0.2)	(12.2)	(30.5)	(1,008.3)

Net loss and LAE reserves	$212.4	$1,025.0	$75.5	$21.3	$215.2	$20.9	$1,570.3

2007
Gross loss and LAE reserves	$332.1	$1,683.2	$85.0	$20.6	$187.4	$71.4	$2,379.7
Reinsurance recoverables on unpaid losses	(126.4)	(783.8)	(1.1)	(0.3)	(8.8)	(46.4)	(966.8)

Net loss and LAE reserves	$205.7	$899.4	$83.9	$20.3	$178.6	$25.0	$1,412.9

(1)	Primarily consists of umbrella/excess, D&O liability, professional liability, and general liability.

(2)	Commercial multiple peril.

(3)	Workers’ compensation amounts include EDC, net of purchase accounting adjustments (see Note 4(a) to the Notes to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report). Such adjustments include a minor reduction of gross and net loss and LAE for acquisition date discounting, as required under purchase accounting. Workers’ compensation amounts also include minor balances from CATA.

(4)	Primarily consists of loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees. The loss and LAE reserves are ceded 100 percent to the sellers. Additional information regarding the loss reserve guarantees can be found in Note 5(b) to the Notes to the Consolidated Financial Statements set forth in Item 8 of this 10-K Report.

Changes in Loss and LAE Reserves between December 31, 2009 and December 31, 2008

Gross Reserves.  Gross loss and LAE reserves at December 31, 2009 decreased slightly from December 31, 2008, due to reserve decreases in property and certain other lines of business, largely offset by increases in casualty and, to a lesser extent, workers’ compensation lines of business. The decrease in property gross loss and LAE reserves is mainly due to loss payments made by RSUI on hurricane related losses incurred in prior years. The increase in casualty gross loss and LAE reserves primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior accident years at RSUI, partially offset by RSUI’s release of prior accident year reserves for D&O liability, professional liability, and general liability lines of business. The increase in workers’ compensation gross loss and LAE reserves primarily reflects an increase by EDC of current and prior accident year reserves during 2009, partially offset by the impact of EDC’s decision to cease soliciting new or renewal business on a direct basis commencing August 1, 2009.

Net Reserves.  Net loss and LAE reserves at December 31, 2009 were essentially unchanged from December 31, 2008, due to reserve decreases in property and certain other lines of business, offset by increases in casualty and, to a lesser extent, workers’ compensation lines of business. The decrease in property net loss and LAE reserves is mainly due to loss payments made by RSUI on hurricane related losses incurred in prior years, substantially offset by corresponding decreases in reinsurance recoverables on unpaid losses. The increase in casualty gross loss and LAE reserves primarily reflects anticipated loss reserves on current accident year net premiums earned and limited net paid loss activity for the current and prior accident years at RSUI, partially offset by RSUI’s release of prior accident year reserves for D&O liability, professional liability, and general liability lines of business. The increase in workers’ compensation net loss and LAE reserves primarily reflects an increase by EDC of current and prior accident year reserves during 2009, partially offset by the impact of EDC’s decision to cease soliciting new or renewal business on a direct basis commencing August 1, 2009.

Changes in Loss and LAE Reserves between December 31, 2008 and December 31, 2007

Gross Reserves.  The increase in gross loss and LAE reserves at December 31, 2008 from December 31, 2007 primarily reflects increases in casualty and to a lesser extent, workers’ compensation and property gross loss and LAE reserves, partially offset by modest decreases in other gross loss and LAE reserves. The increase in casualty gross loss and LAE reserves primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior accident years at RSUI. Such increases for RSUI were partially offset by net releases of prior accident year reserves. The increase in workers’ compensation gross loss and LAE reserves primarily relates to increases to both current and prior accident year reserves by EDC. The increase in property gross loss and LAE reserves primarily reflects significant catastrophe losses incurred by RSUI during 2008 from Hurricanes Ike, Gustav and Dolly. The decrease in other reserves is due primarily to a reduction in loss and LAE reserves acquired in connection with prior acquisitions which are ceded 100 percent to the sellers.

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

Additional information regarding RSUI’s net prior year reserve releases and EDC’s current and prior year reserve increases in 2009 and 2008 can be found on pages 38 and 39 of this Form 10-K Report.

Reinsurance Recoverables

At December 31, 2009, AIHL had total reinsurance recoverables of $976.2 million, consisting of $947.7 million of ceded outstanding losses and LAE and $28.5 million of recoverables on paid losses. RSUI’s reinsurance recoverables totaled approximately $815.9 million of AIHL’s $976.2 million. Approximately 93.1 percent of AIHL’s reinsurance recoverables balance at December 31, 2009 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. AIHL’s Reinsurance Security Committee, which includes certain of our officers and the chief financial officer of each of AIHL’s operating units and which manages the use of reinsurance by such operating units, have determined that reinsurers with a rating of A (Excellent) or higher have an ability to meet their ongoing obligations at a level that is acceptable to us. In February 2009, A.M. Best downgraded the financial strength rating for Swiss Reinsurance Company, or “Swiss Re,” our largest reinsurer, from A+ (Superior) to A (Excellent). As a financial strength rating of A (Excellent) is within the parameters determined to be acceptable by the Reinsurance Security Committee, the downgrade of Swiss Re’s financial strength rating did not require the taking of any action with respect to Swiss Re by the Reinsurance Security Committee and did not have any adverse effect on our financial position and results of operations in 2009.

Information regarding concentration of AIHL’s reinsurance recoverables at December 31, 2009 is as follows (dollars in millions):

Reinsurer(1)	Rating(2)		Dollar Amount	Percentage

Swiss Re	A (Excellent	)	$174.3	17.9%
The Chubb Corporation	A++ (Superior	)	105.8	10.8%
Platinum Underwriters Holdings, Ltd.	A (Excellent	)	97.1	9.9%
All other reinsurers			599.0	61.4%

Total			$976.2	100.0%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed reinsurer.

(2)	Represents the A.M. Best rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.

At December 31, 2009, AIHL also had fully collateralized reinsurance recoverables of $120.3 million due from Darwin, now a subsidiary of AWAC. The A.M. Best financial strength rating of Darwin was A (Excellent) at December 31, 2009. AIHL had no allowance for uncollectible reinsurance as of December 31, 2009.

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at the parent company in the form of cash, marketable securities, available credit lines, and minimal amounts of debt. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. At December 31, 2009, we held approximately $287.4 million of marketable securities and cash at the parent company and $537.8 million of marketable securities and cash at AIHL, which totaled $825.2 million of marketable securities and cash. We believe that we have and will have adequate internally generated funds and cash resources to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures at December 31, 2009.

Stockholders’ equity increased to approximately $2.7 billion as of December 31, 2009, compared with approximately $2.6 billion as of December 31, 2008, representing an increase of 2.7 percent. The increase in stockholders’ equity reflects net earnings in 2009 and a net increase in net unrealized appreciation in our investment portfolio during 2009, partially offset by the repurchase of shares of our 5.75% Mandatory Convertible Preferred Stock, or the “Preferred Stock,” and to a lesser extent, our common stock.

On June 23, 2006, we completed an offering of 1,132,000 shares of Preferred Stock at a public offering price of $264.60 per share, resulting in net proceeds of $290.4 million. On June 15, 2009, all outstanding shares of Preferred Stock were mandatorily converted into shares of our common stock. Each outstanding share of Preferred Stock was automatically converted into 1.0139 shares of our common stock based on the arithmetic average of the daily volume-weighted average price per share of our common stock for each of the 20 consecutive trading days ending on June 10, 2009, or $260.9733 per share. We issued approximately 698,009 shares of our common stock for the 688,621 shares of Preferred Stock that were outstanding at the date of the mandatory conversion.

$80.0 million of floating rate notes due 2007 of Alleghany Funding Corporation, or “Alleghany Funding,” a wholly-owned subsidiary of Alleghany, which were secured by a $91.5 million installment note receivable, matured in January 2007. In conjunction with the issuance of the notes, Alleghany Funding entered into a related interest rate swap agreement with a notional amount of $86.2 million for the purpose of matching interest expense with interest income. The interest rate swap also matured in January 2007, without gain or loss to us.

Dividends. We have declared stock dividends in lieu of cash dividends every year since 1987 except 1998 when Chicago Title Corporation was spun off to our stockholders. These stock dividends have helped to conserve our financial strength and, in particular, the liquid assets available to finance internal growth and operating company acquisitions and investments. On April 23, 2010, as our dividend on our common stock for 2010, we will pay to stockholders of record on April 1, 2010 a dividend of one share of our common stock for every 50 shares outstanding.

Credit Agreement. Until October 23, 2009, we were party to a three-year unsecured credit agreement, or the “Credit Agreement” with a bank syndicate, which provided commitments for revolving credit loans in an aggregate principal amount of up to $200.0 million. The Credit Agreement expired on October 23, 2009 with no amounts outstanding thereunder. There were no borrowings under the Credit Agreement in 2009. Given our strong cash position, the expiration of the Credit Agreement did not have a material adverse affect on our financial condition or results of operations.

Capital Contributions. From time to time, we make capital contributions to our subsidiaries when third-party financing may not be attractive or available. In 2007, we made a capital contribution of $50.0 million to AIHL to provide additional capital support to EDC in connection with AIHL’s acquisition of EDC. We expect that we will continue to make capital contributions to our subsidiaries from time to time in the future for similar or other purposes.

Common Stock and Preferred Stock Purchases. In February 2008, we announced that our Board of Directors had authorized the repurchase of shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million. In November 2008, the authorization to repurchase our common stock was expanded to include repurchases of Preferred Stock. During 2009, we repurchased an aggregate of 295,463 shares of our common stock in the open market for approximately $75.9 million, at an average price per share of $256.73. Prior to the mandatory conversion date of June 15, 2009, we repurchased an aggregate of 442,998 shares of Preferred Stock in the open market for approximately $117.4 million, at an average price per share of $264.92. During 2008, we repurchased an aggregate of 78,817 shares of our common stock in the open market for approximately $25.1 million, at an average price per share of $318.05 (not adjusted for the subsequent stock dividend). In 2007, we did not purchase any shares of our common stock. As of December 31, 2009, we had 8,860,354 shares of our common stock outstanding, adjusted to reflect the common stock dividend declared in February 2009 and paid in April 2009.

Dividends from Subsidiaries. At December 31, 2009, approximately $759.1 million of the equity of all of our subsidiaries was available for dividends or advances to us at the parent level. AIHL’s insurance operating units are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by them without prior approval of insurance regulatory authorities. Of the aggregate total equity of our insurance operating units at December 31, 2009 of $1.7 billion, a maximum of $155.1 million was available for dividends without prior approval of the applicable insurance regulatory authorities. These limitations have not affected our ability to meet our obligations. In 2009, RSUI paid AIHL a cash dividend of $150.0 million and CATA paid AIHL a cash dividend of $15.0 million. In 2008, CATA paid AIHL a cash dividend of $3.0 million, AIHL Re paid AIHL a dividend of $21.4 million, and Alleghany Properties paid us a cash dividend of $3.0 million. RSUI did not pay a dividend in

2008. In 2007, RSUI paid AIHL a cash dividend of $75.0 million, CATA paid AIHL a cash dividend of $12.0 million, AIHL Re paid AIHL a dividend of $70.0 million, and Alleghany Properties paid us a cash dividend of $12.0 million.

Contractual Obligations. We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2009, certain long-term aggregate contractual obligations and credit-related financial commitments were as follows (in millions):

			More than	More than
			1 Year	3 Years
		Within	but Within	but Within	More than
Contractual Obligations	Total	1 Year	3 Years	5 Years	5 Years

Operating lease obligations	$88.5	$9.4	$19.0	$19.5	$40.6
Investments	2.6	2.6	–	–	–
Other long-term liabilities reflected on our consolidated balance sheet under GAAP*	116.1	20.3	25.7	50.1	20.0
Losses and LAE	2,521.0	634.1	876.9	480.3	529.7

Total	$2,728.2	$666.4	$921.6	$549.9	$590.3

*	Other long-term liabilities primarily reflect employee pension obligations, certain retired executive pension obligations, and obligations under certain incentive compensation plans.

Our insurance operating units have obligations to make certain payments for losses and LAE pursuant to insurance policies they issue. These future payments are reflected as reserves on our consolidated financial statements. With respect to losses and LAE, there is typically no minimum contractual commitment associated with insurance contracts, and the timing and ultimate amount of actual claims related to these reserves is uncertain. Additional information regarding reserves for losses and LAE, including information regarding the timing of payments of these expenses, can be found on pages 17 through 20, pages 25 and 26, pages 35 through 40 and pages 50 through 52 of this Form 10-K Report.

Material Off-Balance Sheet Arrangements. We did not have any off-balance sheet arrangements outstanding at December 31, 2009, 2008 or 2007, nor did we enter into any off-balance sheet arrangements during 2009, 2008 or 2007.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources, and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries have no material commitments for capital expenditures.

AIHL. The obligations and cash outflow of AIHL’s insurance operating units include claim settlements, administrative expenses, and purchases of investments. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, AIHL’s insurance operating units accumulate funds which they invest pending the need for liquidity. As an insurance company’s cash needs can be unpredictable due to the uncertainty of the claims settlement process, AIHL’s portfolio, which includes those of its insurance operating units, is composed primarily of debt securities and short-term investments to ensure the availability of funds and maintain a sufficient amount of liquid securities. As of December 31, 2009, investments and cash represented 69.2 percent of the assets of AIHL and its insurance operating units.

At December 31, 2009, AIHL had total unpaid losses and LAE of approximately $2.5 billion and total reinsurance recoverables of approximately $976.2 million, consisting of $947.7 million of ceded outstanding losses and LAE and $28.5 million of recoverables on paid losses. As of December 31, 2009, AIHL’s investment securities portfolio had a fair market value of approximately $3.9 billion and consisted primarily of high quality debt securities. Additional information regarding AIHL’s investment portfolio and the credit quality of AIHL’s debt securities portfolio can be found on pages 55 through 59 of this Form 10-K Report.

On July 18, 2007, AIHL acquired the outstanding shares of common stock of EDC for $198.1 million. AIHL made a capital contribution of $50.0 million to EDC in connection with the acquisition.

Alleghany Properties. As of December 31, 2009, Alleghany Properties held properties having a total book value of $19.8 million, compared with $19.5 million as of December 31, 2008 and $20.1 million as of December 31, 2007. These properties and loans had a total book value of approximately $90.1 million as of October 31, 1994, the date Alleghany Properties purchased the assets. The capital needs of Alleghany Properties consist primarily of various development costs relating to its owned properties and corporate administration. Adequate funds to provide for the currently foreseeable needs of its business are expected to be generated by sales and, if needed, capital contributions by us.

Consolidated Investment Holdings

Investment Strategy. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophic losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt securities and equity securities listed on national securities exchanges. The overall debt securities portfolio credit quality is measured using the lower of either Standard & Poor’s or Moody’s rating. In this regard, the weighted average rating at December 31, 2009 was AA+, with 63.2 percent of our consolidated debt securities portfolio invested in securities with the highest rating (Aaa / AAA), 23.0 percent invested in securities with the second highest rating (Aa/AA), and only 1.0 percent had either no rating or a rating below investment grade (below Baa3 / BBB-). Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of portfolio assets and the duration of liabilities, and, as such, is classified as available for sale.

We produced positive cash flow in the three-year period ending December 31, 2009. Our positive cash flow from continuing operations reduces the need to liquidate portions of our debt securities portfolio to pay for current claims of our insurance operating units. This positive cash flow also permits us, as attractive investment opportunities arise, to make investments in debt securities that have a longer duration than our liabilities. When attractive investment opportunities do not arise, we may maintain higher proportions of shorter duration debt securities to preserve our capital resources. Effective duration measures a portfolio’s sensitivity to change in interest rates; a change within a range of plus or minus 1 percent in interest rates would be expected to result in an inverse change of approximately 3.5 percent in the fair market value of our portfolio. In this regard, as of December 31, 2009, our portfolio had an effective duration of approximately 3.5 years, with approximately $1.4 billion, or 41.1 percent, of our debt securities portfolio in securities with maturities of five years or less and approximately $262.9 million of short-term investments. See Note 3 to the Notes to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report for further details concerning the contractual maturities of our consolidated investment portfolio. We may modestly increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability, as necessary, to meet ongoing claim payments or to respond to significant catastrophe losses.

In the event paid losses accelerate beyond the ability of our insurance operating units to fund these paid losses from current cash balances, current operating cash flow, coupon receipts and security maturities, we would need to liquidate a portion of our investment portfolio, make capital contributions to our insurance operating units, and/or arrange for financing. Strains on liquidity could result from:

•	the occurrence of several significant catastrophic events in a relatively short period of time;

•	the sale of investments into a depressed marketplace to fund these paid losses;

•	the uncollectibility of reinsurance recoverables on these paid losses;

•	the significant decrease in the value of collateral supporting reinsurance recoverables; or

•	a significant reduction in our net premium collections.

We may, from time to time, make significant investments in the common stock of a public company, subject to limitations imposed by applicable regulations. Although the vast majority of our investment holdings are denominated in U.S. dollars, investments may be made in other currency denominations depending upon investment opportunities in those currencies, or as may be required by regulation or law.

Fair Value. The estimated carrying values and fair values of our consolidated financial instruments as of December 31, 2009 and December 31, 2008 were as follows (in millions):

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets
Investments (excluding equity method investments)*	$4,211.6	$4,211.6	$4,057.7	$4,057.7

*	For purposes of this table, investments include available-for-sale securities as well as investments in partnerships carried at fair value that are included in other invested assets. Investments exclude our investments in Homesite, ORX and partnerships that are accounted for under the equity method which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, GAAP establishes a three-tiered hierarchy for inputs used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are market participant assumptions based on market data obtained from sources independent of the reporting entity. Unobservable inputs are the reporting entity’s own assumptions about market participant assumptions based on the best information available under the circumstances. In assessing the appropriateness of using observable inputs in making our fair value determinations, we consider whether the market for a particular security is “active” or not based on all the relevant facts and circumstances. For example, we may consider a market to be inactive if there are relatively few recent transactions or if there is a significant decrease in market volume. Furthermore, we consider whether observable transactions are “orderly” or not. We do not consider a transaction to be orderly if there is evidence of a forced liquidation or other distressed condition, and as such, little or no weight is given to that transaction as an indicator of fair value.

The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	“Level 1” — Valuations are based on unadjusted quoted prices in active markets for identical, unrestricted assets. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these assets does not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 assets generally include publicly traded common stocks and debt securities issued directly by the U.S. Government, where our valuations are based on quoted market prices.

•	“Level 2” — Valuations are based on quoted market prices where such markets are not deemed to be sufficiently “active.” In such circumstances, additional valuation metrics will be used which involve direct or indirect observable market inputs. Our Level 2 assets generally include preferred stocks and debt securities other than debt issued directly by the U.S. Government. Substantially all of the determinations of value in this category are based on a single quote from third-party dealers and pricing services. As we generally do not make any adjustments thereto, such quote typically constitutes the sole input in our determination of the fair value of these types of securities. In developing a quote, such third parties will use the terms of the

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

•	“Level 3” — Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Valuation under Level 3 generally involves a significant degree of judgment on our part. Our Level 3 assets are primarily limited to partnership investments. Net asset value quotes from the third-party general partner of the entity in which such investment is held, which will often be based on unobservable market inputs, constitute the primary input in our determination of the fair value of such assets.

We validate the reasonableness of our fair value determinations for Level 2 securities by testing the methodology of the relevant third-party dealer or pricing service that provides the quotes upon which the fair value determinations are made. We test the methodology by comparing such quotes with prices from executed market trades when such trades occur. We discuss with the relevant third-party dealer or pricing service any identified material discrepancy between the quote derived from its methodology and the executed market trade in order to resolve the discrepancy. We use the quote from the third-party dealer or pricing service unless we determine that the methodology used to produce such quote is not in compliance with GAAP. In addition to such procedures, we also compare the aggregate amount of the fair value for such Level 2 securities with the aggregate fair value provided by a third-party financial institution. Furthermore, we review the reasonableness of its classification of securities within the three-tiered hierarchy to ensure that the classification is consistent with GAAP.

The estimated carrying values of our investments as of December 31, 2009 and December 31, 2008 allocated among the three levels set forth above were as follows (in millions):

	Level 1	Level 2	Level 3	Total

As of December 31, 2009
Equity securities:
Common stock	$624.5	$—	$—	$624.5
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	638.4	—	—	638.4
Mortgage and asset-backed securities*	—	958.8	—	958.8
States, municipalities, political subdivisions bonds	—	1,234.0	—	1,234.0
Foreign bonds	—	144.3	—	144.3
Corporate bonds and other	—	313.5	—	313.5

	638.4	2,650.6	—	3,289.0

Short-term investments	75.2	187.7	—	262.9
Other invested assets**	—	—	35.2	35.2

Investments (excluding equity method investments)	$1,338.1	$2,838.3	$35.2	$4,211.6

	Level 1	Level 2	Level 3	Total

As of December 31, 2008
Equity securities:
Common stock	$619.8	$—	$—	$619.8
Preferred stock	—	9.7	—	9.7
Debt securities:
U.S. Government obligations	266.3	20.3	—	286.6
Mortgage and asset-backed securities*	—	653.8	0.7	654.5
States, municipalities, political subdivisions bonds	—	1,434.1	—	1,434.1
Foreign bonds	—	177.3	—	177.3
Corporate bonds and other	—	207.5	—	207.5

	266.3	2,493.0	0.7	2,760.0

Short-term investments	175.9	460.3	—	636.2
Other invested assets**	—	—	32.0	32.0

Investments (excluding equity method investments)	$1,062.0	$2,963.0	$32.7	$4,057.7

*	Consists primarily of residential mortgage-backed securities.

**	The carrying value of partnership investments of $35.2 million increased by $3.2 million from the December 31, 2008 carrying value of $32.0 million, due primarily to an increase in estimated fair value during the period.

Mortgage- and Asset-Backed Securities.  At December 31, 2009, our mortgage- and asset-backed securities portfolio, which primarily includes residential mortgage-backed securities, or “RMBS,” and constitutes $958.8 million of our debt securities portfolio, was backed by the following types of underlying collateral (in millions):

Type of Underlying Collateral	Fair Value	Average Rating

RMBS: guaranteed by FNMA or FHLMC (1)	$89.2	Aaa / AAA
RMBS: guaranteed by GNMA (2)	520.3	Aaa / AAA
RMBS: Alt A (3)	20.5	A1 / A+
RMBS: Sub-prime (3)	2.9	Aaa/AAA
RMBS: Prime (3) and other non-RMBS (4)	325.9	Aaa/AAA

Total	$958.8	Aaa / AAA

(1)	“FNMA” refers to the Federal National Mortgage Association, and “FHLMC” refers to the Federal Home Loan Mortgage Corporation.

(2)	“GNMA” refers to the Government National Mortgage Association.

(3)	As defined by Standard & Poor’s.

(4)	In addition to RMBS Prime, includes commercial mortgage-backed securities and other asset-backed securities.

All of our mortgage- and asset-backed securities are current as to principal and interest. Additional information regarding AIHL’s holdings of securities backed by sub-prime and Alt-A collateral at December 31, 2009 is as follows (in millions):

	Gross	Gross	Weighted
Type of Underlying	Unrealized	Unrealized	Average
Collateral	Gains	Losses	Life

Alt-A	$0.1	$1.3	4.5 years
Sub-prime	$–	$0.5	4.2 years

Financial Guaranty Insurance and Municipal Bonds.  Approximately 22.4 percent (or approximately $736.6 million) of debt securities, predominantly municipal bonds, contained in our debt securities portfolio is insured by financial guaranty insurance companies. The purpose of this insurance is to increase the credit quality of the debt securities and their credit ratings discussed above. If the obligations of these financial guarantors ceased to be valuable, either through a credit rating downgrade or default, these debt securities would likely receive lower credit ratings by the rating agencies that would reflect the creditworthiness of the various obligors as if the debt securities were uninsured. The primary financial guaranty insurance companies currently providing insurance coverage to our debt security portfolio include Ambac Financial Inc., MBIA Inc., Assured Guaranty Inc. and Financial Guaranty Insurance Company.

The following table summarizes the credit quality of our portfolio as rated, and as rated if the debt securities were uninsured, as of December 31, 2009:

	% of Debt Securities
	Portfolio
	As rated	As rated if uninsured

Aaa /AAA	63.2%	63.4%
Aa / AA	23.0%	20.7%
A / A	10.3%	12.4%
Baa / BBB	2.5%	2.4%
Below Baa / BBB	1.0%	1.0%
Not rated	–%	0.1%

	100.0%	100.0%

The following table details the top five state exposures of our municipal bond portfolio (in millions):

	General	Special	Total
	Obligation	Revenue	Fair Value

Texas	$72.8	$16.1	$88.9
Massachusetts	8.8	58.4	67.2
Illinois	43.5	17.1	60.6
New York	4.3	51.6	55.9
Washington	44.2	11.0	55.2
All other	353.1	317.3	670.4

	$526.7	$471.5	$998.2

Advance refunded / escrowed to maturity bonds			235.8

Total municipal bond portfolio			$1,234.0

Recent Accounting Standards

Recently Adopted

In June 2009, Financial Accounting Standards Board or “FASB,” Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” or “SFAS 168,” was issued. SFAS 168 establishes the FASB Accounting Standards Codification, or “FASB ASC,” as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. SFAS 168, which is referenced within the FASB ASC in Topic 105-10, or “FASB ASC 105-10,” is effective for interim and annual periods ending after September 15, 2009. We have adopted SFAS 168 in the 2009 third quarter, and the implementation did not have any impact on our results of operations and financial condition. All of our public filings will now include references, wherever appropriate, to the FASB ASC as the sole source of authoritative literature.

In December 2007, FASB Statements No. 141 (revised 2007), “Business Combinations” or “SFAS 141R” [FASB ASC 805-10], and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” or “SFAS 160”

[FASB ASC 810-10], were issued. SFAS 141R replaces FASB Statement No. 141, “Business Combinations.” SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information regarding the nature and financial effect of the business combination. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way — as equity in the consolidated financial statements. SFAS 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net earnings attributable to the parent and to the noncontrolling interest. We have adopted SFAS 141R and SFAS 160 for all business combinations initiated after December 31, 2008, and the implementation did not have a material impact on our results of operations and financial condition.

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

In October 2008, FASB Staff Position No. 157-3 or “FSP FAS 157-3” [FASB ASC 820-10] was issued. FSP FAS 157-3 clarifies the application of SFAS 157 in an inactive market. If a market becomes inactive, then the fair value determination for securities in that market may be based on inputs that are unobservable in the market, rather than being based on either unadjusted quoted prices or observable market inputs. FSP FAS 157-3 is effective upon issuance, including periods for which financial statements have not been issued. We have adopted the provisions of FSP FAS 157-3 as of September 30, 2008, and the implementation did not have a material impact on our results of operations and financial condition.

In April 2009, FASB Staff Position No. 157-4 or “FSP FAS 157-4” [FASB ASC 820-10-65] was issued. FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 regarding the determination of when a market is not considered to be active and when a transaction is not considered to be distressed. The determination of whether a market is not considered to be active is based on an evaluation of a number of factors. If such factors indicate that a market is not active, it must then be determined whether a quoted price from that market is associated with a distressed transaction based on the facts and circumstances. FSP FAS 157-4 also provides for additional financial statement disclosure. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have adopted the provisions of FSP FAS 157-4 in the second quarter of 2009, and the implementation did not have a material impact on our results of operations and financial condition.

In April 2009, FASB Staff Position No. 115-2 and 124-2 or “FSP FAS 115-2 and 124-2” [FASB ASC 320-10-65], was issued. FSP FAS 115-2 and 124-2 provides additional guidance in accounting for and presenting impairment losses on debt securities. If a decline in fair value below the amortized cost exists at the balance sheet date for a debt security, and the entity intends to sell the security or it is more likely than not that the entity will sell the debt security before recovery of its cost basis, an other-than-temporary impairment exists. Furthermore, the amount of the impairment related to the credit losses must be recognized in earnings, whereas the amount of the impairment related to other factors must be recognized in other comprehensive income. FSP FAS 115-2 and 124-2 also provides for additional financial statement disclosure. FSP FAS 115-2 and 124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have adopted the provisions of FSP FAS 115-2 and 124-2 in the second quarter of 2009, and the implementation did not have a material impact on our results of operations and financial condition. As part of our implementation, we have determined that current and prior period other-than-temporary impairment losses on debt securities were credit-related.

In April 2009, FASB Staff Position No. 107-1 and APB28-1 or “FSP FAS 107-1 and APB28-1” [FASB ASC 825-10-65], was issued. FSP FAS 107-1 and APB28-1 amend existing fair value disclosure requirements for financial instruments by requiring that such disclosures be made in interim financial statements. FSP FAS 107-1 and APB28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after

March 15, 2009. We have adopted the provisions of FSP FAS 107-1 and APB28-1 in the second quarter of 2009, and the implementation did not have a material impact on our results of operations and financial condition.

In May 2009, FASB Statements No. 165, “Subsequent Events” or “SFAS 165” [FASB ASC 855-10], was issued. SFAS 165 establishes general standards related to events that occur after the balance sheet date but before financial statements are issued. SFAS 165 describes the circumstances where events or transactions occurring after the balance sheet date should be recognized in the financial statements and provides for additional financial statement disclosure. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We have adopted SFAS 165 in the 2009 second quarter, and the implementation did not have a material impact on our results of operations and financial condition. We have evaluated subsequent events through February 24, 2010.

In September 2009, FASB Accounting Standards Update No. 2009-12 or “ASU2009-12” [FASB ASC 820], was issued. ASU2009-12 allows investors to use net asset value as a practical expedient to estimate fair value of investments in investment companies (and like entities) that do not have readily determinable fair values. ASU2009-12 does not apply to investments accounted for on the equity method. ASU2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted. We have adopted ASU2009-12 in the fourth quarter of 2009, and the implementation did not have any impact on our results of operations and financial condition. Our partnership investments accounted for as available-for-sale are subject to ASU2009-12. Net asset value quotes from the third-party general partner of the entity in which such investment is held, which will often be based on unobservable market inputs, constitute the primary input in our determination of the fair value. The fair value of our available-for-sale partnership investments was $35.2 million at December 31, 2009 and $32.0 million at December 31, 2008.

Future Application of Accounting Standards

In June 2009, FASB Statements No. 166, “Accounting for Transfers of Financial Assets” or “SFAS 166,” and No. 167, “Amendments to FASB Interpretation No. 46(R)” or “SFAS 167,” were issued [FASB ASC 860-10 and 810-10]. SFAS 166 and SFAS 167 change the way entities account for securitizations and special-purpose entities. SFAS 166 is a revision to Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and, among other things, will eliminate the concept of a “qualifying special-purpose entity,” change the requirements for derecognizing financial assets, and require additional disclosure about transfers of financial assets, including securitization transactions and an entity’s continuing exposure to the risks related to transferred financial assets. SFAS 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting rights (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 166 and SFAS 167 are generally effective for periods beginning in 2010. We will adopt SFAS 166 and SFAS 167 in the 2010 first quarter, and we do not believe the implementation will have a material impact on our results of operations and financial condition. We did not have any off-balance sheet arrangements outstanding at December 31, 2009 or December 31, 2008, including those that may involve the types of entities contemplated in SFAS 166 and SFAS 167.

In January 2010, FASB Accounting Standards Update No. 2010-06 or “ASU2010-06” [FASB ASC 820], was issued. ASU2010-06 provides for additional financial statement disclosure on fair value measurements, including how fair values are measured. ASU2010-06 is effective for interim and annual periods ending after December 15, 2009. We will adopt ASU2010-06 in the first quarter of 2010, and we do not believe the implementation will have a material impact on our results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, foreign currency exchange rates, and commodity prices. The primary market risk related to our non-trading financial instruments is the risk of loss associated with adverse changes in interest rates. We invest in equity securities which are subject to fluctuations in market value. We also purchase debt securities with fixed maturities that expose us to risk related to adverse changes in interest rates. We hold our equity securities and debt securities as available for sale. Any changes in the fair value in these securities, net of tax, would be reflected in our accumulated other comprehensive income as a component of stockholders’ equity. However, if a decline in fair value relative to cost is believed to be other than temporary, a loss is generally recorded on our statement of earnings.

Equity Securities

The table below summarizes our equity price risk and shows the effect of a hypothetical increase or decrease in market prices as of December 31, 2009 and 2008 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in millions):

			Estimated Fair Value	Hypothetical Percentage
	Estimated	Hypothetical	after Hypothetical	Increase (Decrease) in
As of December 31,	Fair Value	Price Change	Change in Prices	Stockholders’ Equity

2009	$624.5	20% Increase	$749.4	2.9%
		20% decrease	$499.6	(2.9)%
2008	$629.5	20% Increase	$755.4	2.9%
		20% decrease	$503.6	(2.9)%
Debt Securities

The primary market risk for our and our subsidiaries’ debt is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate refinancing opportunities. We currently do not use derivatives to manage market and interest rate risks. One interest rate swap that we had matured in January 2007 at no gain or loss to us. The tables below present sensitivity analyses of our consolidated debt securities as of December 31, 2009 and 2008 that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical December 31, 2009 and 2008 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding.

At December 31, 2009 (dollars in millions)

Interest rate shifts	-300	-200	-100	0	100	200	300
Debt securities, fair value	$3,605.7	$3,499.8	$3,398.2	$3,289.0	$3,172.3	$3,057.1	$2,947.6
Estimated change in fair value	$316.7	$210.8	$109.2	–	$(116.7)	$(231.9)	$(341.4)

At December 31, 2008 (dollars in millions)

Interest rate shifts	-300	-200	-100	0	100	200	300
Debt securities, fair value	$3,036.6	$2,954.3	$2,861.0	$2,760.0	$2,659.6	$2,561.8	$2,466.9
Estimated change in fair value	$276.6	$194.3	$101.0	–	$(100.4)	$(198.2)	$(293.1)

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

Partnership Investments.  In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Partnership investments are included in other invested assets and are accounted for as either available-for-sale or an equity method investment. The carrying value of available-for-sale partnership investments was $35.2 million at December 31, 2009 and $32.0 million at December 31, 2008. The carrying value of equity method partnership investments was $47.7 million at December 31, 2009 and $45.3 million at December 31, 2008.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Alleghany Corporation and Subsidiaries

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2009	2008
	(in thousands, except
	share amounts)

Assets
Investments
Available-for-sale securities at fair value:
Equity securities (cost: 2009 – $530,945; 2008 – $463,207)	$624,546	$629,518
Debt securities (amortized cost: 2009 – $3,235,595; 2008 – $2,781,829)	3,289,013	2,760,019
Short-term investments	262,903	636,197

	4,176,462	4,025,734

Other invested assets	238,227	250,407

Total investments	4,414,689	4,276,141

Cash	32,526	18,125
Premium balances receivable	145,992	154,022
Reinsurance recoverables	976,172	1,056,438
Ceded unearned premium reserves	160,713	185,402
Deferred acquisition costs	71,098	71,753
Property and equipment at cost, net of accumulated depreciation and amortization	20,097	23,310
Goodwill and other intangibles, net of amortization	145,667	151,223
Current taxes receivable	—	14,338
Net deferred tax assets	124,266	130,293
Other assets	101,550	100,783

	$6,192,770	$6,181,828

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$2,520,979	$2,578,590
Unearned premiums	573,906	614,067
Reinsurance payable	51,795	53,541
Current taxes payable	3,827	—
Other liabilities	324,742	288,941

Total liabilities	3,475,249	3,535,139

Preferred stock
(shares authorized: 2009 – none; 2008 – 1,132,000; shares issued and outstanding: 2009 – none; 2008 – 1,131,619)	—	299,429
Common stock
(shares authorized: 2009 and 2008 – 22,000,000; issued and outstanding 2009 – 9,118,367; 2008 – 8,516,270)	9,118	8,349
Contributed capital	921,225	742,863
Accumulated other comprehensive income	94,045	87,249
Treasury stock, at cost (2009 – 258,013 shares; 2008 – 76,513 shares)	(66,325)	(24,290)
Retained earnings	1,759,458	1,533,089

Total stockholders’ equity	2,717,521	2,646,689

	$6,192,770	$6,181,828

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings and Comprehensive Income

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except per share amounts)

Revenues
Net premiums earned	$845,015	$948,652	$974,321
Net investment income	101,949	130,184	146,082
Net realized capital gains	320,389	151,713	100,425
Other than temporary impairment losses	(85,916)	(243,881)	(7,659)
Other income	2,955	2,432	15,427

Total revenues	1,184,392	989,100	1,228,596

Costs and expenses
Loss and loss adjustment expenses	442,104	570,019	449,052
Commissions, brokerage and other underwriting expenses	273,722	286,573	257,198
Other operating expenses	45,615	34,861	55,604
Corporate administration	26,938	35,895	32,987
Interest expense	633	700	1,476

Total costs and expenses	789,012	928,048	796,317

Earnings from continuing operations, before income taxes	395,380	61,052	432,279
Income taxes	124,381	20,485	144,737

Earnings from continuing operations	270,999	40,567	287,542
Discontinued operations
Operations (including a gain on disposal of $141,688 in 2008)	—	164,193	24,976
Income taxes (including tax on the gain on disposal of $49,591 in 2008)	—	56,789	13,448

Earnings from discontinued operations, net of tax	—	107,404	11,528

Net earnings	$270,999	$147,971	$299,070

Changes in other comprehensive income
Change in unrealized (losses) gains, net of deferred taxes of $90,590, $(145,368), and $60,778 for 2009, 2008 and 2007, respectively	$168,239	$(269,969)	$112,874
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of $86,386, $(15,198) and $32,458 for 2009, 2008 and 2007, respectively	(160,432)	28,225	(60,280)
Other	(1,011)	361	167

Comprehensive income	$277,795	$(93,412)	$351,831

Net earnings	$270,999	$147,971	$299,070
Preferred dividends	6,158	17,218	17,223

Net earnings available to common stockholders	$264,841	$130,753	$281,847

Basic earnings per share of common stock: *
Continuing operations	$30.43	$2.75	$31.89
Discontinued operations	—	12.67	1.36

Basic earning per share	$30.43	$15.42	$33.25

Diluted earnings per share of common stock: *
Continuing operations	$29.66	$2.75	$30.25
Discontinued operations	—	12.67	1.20

Diluted earnings per share	$29.66	$15.42	$31.45

*	Amounts reflect subsequent common stock dividends.

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	Three Years Ended December 31, 2009
				Accumulated
				Other			Total
	Preferred	Common	Contributed	Comprehensive	Treasury	Retained	Stockholders’
	Stock	Stock	Capital	Income	Stock	Earnings	Equity
	(in thousands, except share amounts)

Balance at December 31, 2006
(8,446,465* shares of common stock issued; none in treasury)	$299,527	$7,959	$627,215	$275,871	$—	$1,235,392	$2,445,964
Add (deduct):
Net earnings	—	—	—	—	—	299,070	299,070
Other comprehensive loss, net of tax:
Retirement plans	—	—	—	167	—	—	167
Change in unrealized appreciation of investments, net	—	—	—	52,594	—	—	52,594

Comprehensive income	—	—	—	52,761	—	299,070	351,831

Dividends paid	—	159	58,315	—	—	(75,840)	(17,366)
Stock based compensation	—	—	1,144	—	—	—	1,144
Other, net	(47)	41	2,761	—	—	(1)	2,754

Balance at December 31, 2007
(8,488,795* shares of common stock issued; none in treasury)	299,480	8,159	689,435	328,632	—	1,458,621	2,784,327
Add (deduct):
Net earnings	—	—	—	—	—	147,971	147,971
Other comprehensive loss, net of tax:
Retirement plans	—	—	—	361	—	—	361
Change in unrealized appreciation of investments, net	—	—	—	(241,744)	—	—	(241,744)

Comprehensive income	—	—	—	(241,383)	—	147,971	(93,412)

Dividends paid	—	163	55,988	—	—	(73,501)	(17,350)
Stock based compensation	—	—	2,941	—	—	—	2,941
Treasury stock purchase	—	—	—	—	(24,290)	—	(24,290)
Adjust gain on sale of subsidiary stock	—	—	(9,473)	—	—	—	(9,473)
Other, net	(51)	27	3,972	—	—	(2)	3,946

Balance at December 31, 2008
(8,516,270* shares of common stock issued; 76,513 in treasury)	299,429	8,349	742,863	87,249	(24,290)	1,533,089	2,646,689
Add (deduct):
Net earnings	—	—	—	—	—	270,999	270,999
Other comprehensive loss, net of tax:
Retirement plans	—	—	—	(1,011)	—	—	(1,011)
Change in unrealized appreciation of investments, net	—	—	—	7,807	—	—	7,807

Comprehensive income	—	—	—	6,796	—	270,999	277,795

Dividends paid	—	72	11,246	—	26,629	(44,630)	(6,683)
Stock based compensation	—	—	1,186	—	—	—	1,186
Treasury stock purchase	—	—	—	—	(75,856)	—	(75,856)
Preferred stock repurchase	(117,218)	—	—	—	—	—	(117,218)
Conversion of preferred stock	(182,211)	698	181,513	—	—	—	—
Other, net	—	(1)	(15,583)	—	7,192	—	(8,392)

Balance at December 31, 2009 (9,118,367 shares of common stock issued; 258,013 in treasury)	$—	$9,118	$921,225	$94,045	$(66,325)	$1,759,458	$2,717,521

*	Amounts reflect subsequent common stock dividends.

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(in thousands)

Cash flows from operating activities
Net earnings	$270,999	$147,971	$299,070
Earnings from discontinued operations, net	—	107,404	11,528

Earnings from continuing operations	270,999	40,567	287,542

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	32,358	25,674	16,275
Net realized capital (gains) losses	(320,389)	(151,713)	(100,425)
Other than temporary impairment losses	85,916	243,881	7,659
(Increase) decrease in other assets	1,255	(37,117)	(2,515)
(Increase) decrease in reinsurance receivable, net of reinsurance payable	78,520	(41,604)	116,257
(Increase) decrease in premium balances receivable	8,030	17,671	27,318
(Increase) decrease in ceded unearned premium reserves	24,689	35,801	90,098
(Increase) decrease in deferred acquisition costs	655	3,870	(8,286)
Increase (decrease) in other liabilities and current taxes	59,164	(24,928)	46,224
Increase (decrease) in unearned premiums	(40,161)	(86,955)	(102,873)
Increase (decrease) in losses and loss adjustment expenses	(57,611)	198,889	(25,469)

Net adjustments	(127,574)	183,469	64,263

Net cash provided by operating activities from continuing operations	143,425	224,036	351,805

Net cash provided by operating activities from discontinued operations	—	106,510	127,355

Net cash provided by operating activities	143,425	330,546	479,160

Cash flows from investing activities
Purchase of investments	(2,332,932)	(1,564,024)	(1,336,433)
Sales of investments	1,725,742	1,149,434	824,305
Maturities of investments	311,868	325,970	284,666
Purchases of property and equipment	(5,539)	(9,760)	(4,884)
Net change in short-term investments	373,442	(320,111)	79,974
Other, net	(913)	3,700	4,640
Acquisition of majority- and minority-owned companies, net of cash acquired	—	(50,816)	(186,743)

Net cash provided by investing activities from continuing operations	71,668	(465,607)	(334,475)
Net cash provided by investing activities from discontinued operations	—	151,607	(152,076)

Net cash (used in) provided by investing activities	71,668	(314,000)	(486,551)

Cash flows from financing activities
Treasury stock acquisitions	(75,856)	(25,068)	—
Convertible preferred stock acquisition	(117,358)	—	—
Principal payments on long-term debt	—	—	(80,000)
Proceeds from repayment of note receivable	—	—	91,536
Convertible preferred stock dividends paid	(7,456)	(17,350)	(17,367)
Tax benefit on stock based compensation	312	2,330	1,063
Other, net	(334)	2,133	3,626

Net cash provided by (used in) financing activities from continuing operations	(200,692)	(37,955)	(1,142)
Net cash provided by (used in) financing activities from discontinued operations	—	(5,000)	5,316

Net cash provided by (used in) financing activities	(200,692)	(42,955)	4,174

Cash flows of discontinued operations
Operating activities	—	(106,510)	(127,355)
Investing activities	—	88,398	152,076
Financing activities	—	5,000	(5,316)

Net cash provided by (used in) discontinued operations	—	(13,112)	19,405

Net cash provided by (used in) continuing operations	14,401	(39,521)	16,188
Cash at beginning of period	18,125	57,646	41,458

Cash at end of period	$32,526	$18,125	$57,646

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$200	$505
Income taxes paid (refunds received)	$105,478	$179,984	$191,680

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Principles

(a)	Principles of Financial Statement Presentation

Alleghany Corporation, a Delaware corporation, which together with its subsidiaries is referred to as “Alleghany” unless the context otherwise requires, is engaged in the property and casualty and surety insurance business through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”). AIHL’s insurance business is conducted through its wholly-owned subsidiaries RSUI Group, Inc. (“RSUI”), Capitol Transamerica Corporation, Platte River Insurance Company (collectively “CATA”) and Employers Direct Corporation (“EDC”). AIHL Re LLC (“AIHL Re”), a captive reinsurance subsidiary of AIHL, has in the past provided reinsurance to Alleghany operating units and affiliates. In addition, Alleghany owns approximately 33 percent of the outstanding shares of common stock of Homesite Group Incorporated (“Homesite”), a national, full-service, mono-line provider of homeowners insurance and approximately 38 percent of ORX Exploration, Inc. (“ORX”), a regional oil and gas exploration and production company. These investments are reflected in Alleghany’s financial statements in other invested assets. Alleghany also owns and manages properties in the Sacramento, California region through its subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”) and makes strategic investments in operating companies and conducts other activities at the parent level. Alleghany also owned approximately 55 percent of Darwin Professional Underwriters, Inc. (“Darwin”) until its disposition on October 20, 2008. Accordingly, the operations of Darwin have been reclassified as discontinued operations for all periods presented. See Note 2.

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

(b)	Investments

Investments consist of equity securities, debt securities, short-term investments, and other invested assets. Alleghany classifies its equity securities, debt securities, and short-term investments as available for sale. Debt securities consist of securities with an initial fixed maturity of more than one year. Short-term investments include commercial paper, certificates of deposit, money market instruments, and any fixed maturity with an initial maturity of one year or less.

At December 31, 2009 and 2008, available-for-sale securities are recorded at fair value. Unrealized gains and losses during the year, net of the related tax effect applicable to available-for-sale securities, are excluded from earnings and reflected in comprehensive income and the cumulative effect is reported as a separate component of stockholders’ equity until realized. If the decline in fair value is deemed to be other than temporary, it is written down to the carrying value of the investment and recorded as an other-than-temporary impairment loss on the statement of earnings. In addition, any portion of such decline that relates to debt securities that is believed to arise from factors other than credit is to be recorded as a component of other comprehensive income.

Net realized gains and losses on investments are determined in accordance with the specific identification method.

Other invested assets include strategic equity investments in operating companies which are accounted for under the equity method and partnership investments which are accounted for as either available-for-sale or as an equity method investment.

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

See Notes 3, 14 and 16(b) for further information regarding investments.

(c)	Derivative Financial Instruments

Alleghany entered into an interest rate swap in 1997 for purposes of matching interest expense with interest income. The interest rate swap was accounted for as a hedge of the obligation. Interest expense was recorded using the revised interest rate. The interest rate swap matured in January 2007, at no gain or loss to Alleghany.

(d)	Cash

For purposes of the consolidated statements of cash flows and consolidated balance sheets, cash includes all deposit balances with a bank that are available for immediate withdrawal, whether interest-bearing or non-interest bearing.

(e)	Premiums and Unearned Premiums

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

Premium balances receivable are reported net of an allowance for estimated uncollectible premium amounts. Ceded premiums are charged to income over the applicable terms of the various reinsurance contracts with third-party reinsurers. See Note 5.

(f)	Reinsurance Recoverables

AIHL’s insurance operating units reinsure a significant portion of the risks they underwrite in order to mitigate their exposure to losses, manage capacity, and protect capital resources. Reinsuring loss exposures does not relieve AIHL’s insurance operating units from their obligations to policyholders. AIHL’s insurance operating units remain liable to their policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize their exposure to losses from a reinsurer’s inability to pay, AIHL’s insurance operating units evaluate the financial condition of their reinsurers upon placement of the reinsurance and periodically thereafter.

Reinsurance recoverables (including amounts related to claims incurred but not reported (“IBNR”) and prepaid reinsurance premiums) are reported as assets. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. Ceded premiums are charged to income over the applicable terms of the various reinsurance contracts with third-party reinsurers.

Reinsurance contracts that do not result in a reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed and that do not provide for the transfer of significant insurance risk generally

Notes to Consolidated Financial Statements, continued

1.	Summary of Significant Accounting Principles, continued

do not meet the conditions for reinsurance accounting and are accounted for as deposits. Alleghany currently does not have any reinsurance contracts that qualify for deposit accounting. See Note 5.

(g)	Deferred Acquisition Costs

Acquisition costs related to unearned premiums that vary with, and are directly related to, the production of such premiums (principally commissions, premium taxes, compensation and certain other underwriting expenses) are deferred. Deferred acquisition costs are amortized to expense as the related premiums are earned. See Note 16(d).

Deferred acquisition costs are periodically reviewed to determine their recoverability from future income, including investment income, and if any such costs are determined to be not recoverable they are charged to expense. During 2008, EDC wrote-off its deferred acquisition cost asset of $2.1 million, primarily reflecting a significant acceleration in claims emergence and higher than anticipated increases in industry-wide severity.

(h)	Property and Equipment

Property and equipment is recorded at cost, net of accumulated depreciation and amortization. Depreciation of buildings and equipment is principally calculated using the straight-line method over the estimated useful life of the respective assets. Estimated useful lives for such assets range from 3 to 20 years. Amortization of leasehold improvements is principally calculated using the straight-line method over the estimated useful life of the leasehold improvement or the life of the lease, whichever is less. Rental expense on operating leases is recorded on a straight-line basis over the term of the lease, regardless of the timing of actual lease payments. See Note 16(c).

(i)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net of amortization, is recorded as a result of business acquisitions. Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Goodwill and other intangible assets deemed to have an indefinite useful life are tested annually in the fourth quarter of every year for impairment. Goodwill and other intangible assets are also tested whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. A significant amount of judgment is required in performing goodwill and other intangible assets impairment tests. These tests include estimating the fair value of Alleghany’s operating units and other intangible assets. With respect to goodwill, as required by GAAP, a comparison is made between the estimated fair values of Alleghany’s operating units with their respective carrying amounts including goodwill. Under GAAP, fair value refers to the amount for which the entire operating unit may be bought or sold. The methods for estimating operating unit values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. All of these methods involve significant estimates and assumptions. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and a second step is performed to measure the amount of impairment. The second step involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of Alleghany’s operating units over the aggregate estimated fair values of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. Subsequent reversal of any goodwill impairment charge is not permitted.

In connection with impairment testing of goodwill and other intangible assets as of December 31, 2008, Alleghany determined that the $48.7 million of goodwill associated with Alleghany’s acquisition of EDC was impaired in its entirety. As a result, at December 31, 2008, Alleghany recorded a non-cash charge of $48.7 million, which is classified as a net realized capital loss in Alleghany’s consolidated statement of earnings and represents the entire EDC goodwill balance at such date. EDC also recorded a pre-tax, non-cash impairment charge of $11.2 million in the 2009 second quarter, representing the entire carrying value of EDC’s trade names (originally determined to have indefinite useful lives), renewal rights, distribution rights and database

Notes to Consolidated Financial Statements, continued

1.	Summary of Significant Accounting Principles, continued

development, net of accumulated amortization. See Note 4 for further information on this impairment as well as information on goodwill and other intangible assets.

(j)	Income Taxes

Alleghany files a consolidated federal income tax return with its subsidiaries. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 8.

(k)	Loss Reserves

The reserves for losses and loss adjustment expenses represent management’s best estimate of the ultimate cost of all reported and unreported losses incurred through the balance sheet date and include, but are not limited to: (i) the accumulation of individual estimates for claims reported on direct business prior to the close of an accounting period; (ii) estimates received from reinsurers with respect to reported claims which have been reinsured; (iii) estimates for IBNR based on past experience modified for current trends and industry data; and (iv) estimates of expenses for investigating and settling claims based on past experience. The reserves recorded are based on estimates resulting from the review process, and differences between estimates and ultimate payments are reflected as an expense in the statement of earnings in the period in which the estimates are revised. See Note 6.

(l)	Revenue Recognition for Land Sales

Revenue and profits from land sales are recognized using the full accrual method when title has passed to the buyer, the collectibility of the sales price is reasonably assured, the required minimum cash down payment has been received, and Alleghany has no continuing involvement with the property. Alleghany records land sales under the full accrual method as all requirements have been met.

(m)	Earnings Per Share of Common Stock

Basic earnings per share of common stock are based on the average number of shares of common stock, par value $1.00 per share, of Alleghany (“Common Stock”) outstanding during the years ended December 31, 2009, 2008 and 2007, respectively, retroactively adjusted for stock dividends. Diluted earnings per share of Common Stock are based on those shares used to calculate basic earnings per share of Common Stock. Diluted earnings per share of Common Stock also include the dilutive effect of stock-based compensation awards, retroactively adjusted for stock dividends. See Note 12.

(n)	Stock-Based Compensation Plans

GAAP requires that the cost resulting from all stock-based compensation transactions be recognized in the financial statements, establishes fair value as the measurement objective in accounting for stock-based compensation arrangements and requires the application of the fair value based measurement method in accounting for stock-based compensation transactions with employees. Effective January 1, 2003, Alleghany adopted the “fair value based method of accounting” under GAAP, using the prospective transition method for awards granted after January 1, 2003. GAAP treats non-employee directors as employees for accounting purposes.

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

	2009	2008	2007

Expected volatility	23%	19%	18%
Expected dividends	—	—	—
Expected term (in years)	9	10	8-10
Risk-free rate	3.2%	3.8%	5.2%

See Note 10 for further information on stock option grants as well as information on all other types of stock-based compensation awards.

(o)	Reclassification

Certain prior year amounts have been reclassified to conform to the 2009 presentation.

(p)	Recent Accounting Standards

Recently Adopted

In June 2009, Financial Accounting Standards Board (“FASB”) Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), was issued. SFAS 168 establishes the FASB Accounting Standards Codification (“FASB ASC”) as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. SFAS 168, which is referenced within the FASB ASC in Topic 105-10, or “FASB ASC 105-10,” is effective for interim and annual periods ending after September 15, 2009. Alleghany adopted SFAS 168 in the 2009 third quarter, and the implementation did not have any impact on its results of operations and financial condition. All public filings of Alleghany will now include references, wherever appropriate, to the FASB ASC as the sole source of authoritative literature.

In December 2007, FASB Statements No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) [FASB ASC 805-10], and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”) [FASB ASC 810-10], were issued. SFAS 141R replaces FASB Statement No. 141, “Business Combinations.” SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information regarding the nature and financial effect of the business combination. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way — as equity in the consolidated financial statements. SFAS 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net earnings attributable to the parent and to the noncontrolling interest. Alleghany adopted SFAS 141R and SFAS 160 for all business combinations initiated after December 31, 2008, and the implementation did not have a material impact on its results of operations and financial condition.

In September 2006, FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) [FASB ASC 820-10], was issued. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Alleghany adopted the provisions of SFAS 157 as of January 1, 2008, and the implementation did not have a material impact on its results of operations and financial condition. See Note 14.

In October 2008, FASB Staff Position No. 157-3 (“FSP FAS 157-3”)[FASB ASC 820-10] was issued. FSP FAS 157-3 clarifies the application of SFAS 157 in an inactive market. If a market becomes inactive, then the fair

Notes to Consolidated Financial Statements, continued

1.	Summary of Significant Accounting Principles, continued

value determination for securities in that market may be based on inputs that are unobservable in the market, rather than being based on either unadjusted quoted prices or observable market inputs. FSP FAS 157-3 is effective upon issuance, including periods for which financial statements have not been issued. Alleghany adopted the provisions of FSP FAS 157-3 as of September 30, 2008, and the implementation did not have a material impact on its results of operations and financial condition. See Note 14.

In April 2009, FASB Staff Position No. 157-4 (“FSP FAS 157-4”) [FASB ASC 820-10-65] was issued. FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 regarding the determination of when a market is not considered to be active and when a transaction is not considered to be distressed. The determination of whether a market is not considered to be active is based on an evaluation of a number of factors. If such factors indicate that a market is not active, it must then be determined whether a quoted price from that market is associated with a distressed transaction based on the facts and circumstances. FSP FAS 157-4 also provides for additional financial statement disclosure. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Alleghany adopted the provisions of FSP FAS 157-4 in the second quarter of 2009, and the implementation did not have a material impact on its results of operations and financial condition. See Note 14.

In April 2009, FASB Staff Position No. 115-2 and 124-2 (“FSP FAS 115-2 and 124-2”) [FASB ASC 320-10-65], was issued. FSP FAS 115-2 and 124-2 provides additional guidance in accounting for and presenting impairment losses on debt securities. If a decline in fair value below the amortized cost exists at the balance sheet date for a debt security, and the entity intends to sell the security or it is more likely than not that the entity will sell the debt security before recovery of its cost basis, an other-than-temporary impairment exists. Furthermore, the amount of the impairment related to the credit losses must be recognized in earnings, whereas the amount of the impairment related to other factors must be recognized in other comprehensive income. FSP FAS 115-2 and 124-2 also provides for additional financial statement disclosure. FSP FAS 115-2 and 124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Alleghany adopted the provisions of FSP FAS 115-2 and 124-2 in the second quarter of 2009, and the implementation did not have a material impact on its results of operations and financial condition. As part of its implementation, Alleghany has determined that current and prior period other-than-temporary impairment losses on debt securities were credit-related. See Note 14.

In April 2009, FASB Staff Position No. 107-1 and APB28-1 (“FSP FAS 107-1 and APB28-1”) [FASB ASC 825-10-65], was issued. FSP FAS 107-1 and APB28-1 amend existing fair value disclosure requirements for financial instruments by requiring that such disclosures be made in interim financial statements. FSP FAS 107-1 and APB28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Alleghany adopted the provisions of FSP FAS 107-1 and APB28-1 in the second quarter of 2009, and the implementation did not have a material impact on its results of operations and financial condition. See Note 14.

In May 2009, FASB Statements No. 165, “Subsequent Events” (“SFAS 165”) [FASB ASC 855-10], was issued. SFAS 165 establishes general standards related to events that occur after the balance sheet date but before financial statements are issued. SFAS 165 describes the circumstances where events or transactions occurring after the balance sheet date should be recognized in the financial statements and provides for additional financial statement disclosure. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Alleghany adopted SFAS 165 in the 2009 second quarter, and the implementation did not have a material impact on its results of operations and financial condition. Alleghany has evaluated subsequent events through February 24, 2010.

In September 2009, FASB Accounting Standards Update No. 2009-12 (“ASU2009-12”) [FASB ASC 820], was issued. ASU2009-12 allows investors to use net asset value as a practical expedient to estimate fair value of investments in investment companies (and like entities) that do not have readily determinable fair values. ASU2009-12 does not apply to investments accounted for on the equity method. ASU2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted. Alleghany has

Notes to Consolidated Financial Statements, continued

1.	Summary of Significant Accounting Principles, continued

adopted ASU2009-12 in the fourth quarter of 2009, and the implementation did not have any impact on its results of operations and financial condition. Alleghany’s partnership investments accounted for as available-for-sale are subject to ASU2009-12. Net asset value quotes from the third-party general partner of the entity in which such investment is held, which will often be based on unobservable market inputs, constitute the primary input in Alleghany’s determination of the fair value. The fair value of Alleghany’s available-for-sale partnership investments was $35.2 million at December 31, 2009 and $32.0 million at December 31, 2008.

Future Application of Accounting Standards

In June 2009, FASB Statements No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”) and No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) were issued [FASB ASC 860-10 and 810-10]. SFAS 166 and SFAS 167 change the way entities account for securitizations and special-purpose entities. SFAS 166 is a revision to Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and, among other things, will eliminate the concept of a “qualifying special-purpose entity,” change the requirements for derecognizing financial assets, and require additional disclosure about transfers of financial assets, including securitization transactions and an entity’s continuing exposure to the risks related to transferred financial assets. SFAS 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting rights (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 166 and SFAS 167 are generally effective for periods beginning in 2010. Alleghany will adopt SFAS 166 and SFAS 167 in the 2010 first quarter, and Alleghany does not believe the implementation will have a material impact on its results of operations and financial condition. Alleghany did not have any off-balance sheet arrangements outstanding at December 31, 2009 or December 31, 2008, including those that may involve the types of entities contemplated in SFAS 166 and SFAS 167.

In January 2010, FASB Accounting Standards Update No. 2010-06 (“ASU2010-06”) [FASB ASC 820], was issued. ASU2010-06 provides for additional financial statement disclosure on fair value measurements, including how fair values are measured. ASU2010-06 is effective for interim and annual periods ending after December 15, 2009. Alleghany will adopt ASU2010-06 in the first quarter of 2010, and Alleghany does not believe the implementation will have a material impact on its results of operations and financial condition.

(q)	Statutory Accounting Practices

Alleghany’s insurance operating units, domiciled principally in the States of California, New Hampshire, Delaware, Wisconsin and Nebraska, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of the states of domicile. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the domiciliary state, but allowed by the domiciliary state regulatory authority. The impact of any permitted accounting practices on statutory surplus of Alleghany is not material. See Note 9(c).

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

Notes to Consolidated Financial Statements, continued

2.	Discontinued Operations, continued

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

Historical information related to the results of operations of the discontinued operations of Darwin, as included in Alleghany’s consolidated financial statements, is set forth in the following table (in millions):

	January 1, 2008
	Through
	October 19,	Year Ended
	2008	December 31, 2007

Revenues
Net premiums earned	$170.9	$180.9
Investment and all other income	20.7	22.6

	191.6	203.5

Costs and expenses
Loss and loss adjustment expenses	67.6	101.3
Commissions, brokerage and other underwriting expenses	65.2	50.9
All other operating expenses	17.9	5.9

	150.7	158.1

Earnings before income taxes and minority interest	40.9	45.4
Income taxes	11.0	13.2

Earnings before minority interest	29.9	32.2
Minority interest*	14.6	20.7

Net earnings	$15.3	$11.5

*	Represents the portion of Darwin’s earnings that is attributable to common stockholders other than Alleghany, as well as parent capital gains taxes incurred. These expense accruals were made at the AIHL level.

Earnings before income taxes and minority interest during the 2008 period include a $32.5 million release of prior accident year loss reserves ($21.1 million after tax and before minority interest), reflecting favorable loss emergence. Net earnings during the 2008 period exclude the gain recorded associated with the Transaction of approximately $92.1 million in the 2008 fourth quarter, including approximately $9.5 million of gain deferred at the time of Darwin’s initial public offering in May 2006.

Notes to Consolidated Financial Statements, continued

3.	Investments

Available-for-sale securities at December 31, 2009 and 2008 are summarized as follows (in millions):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value

2009
Consolidated
Equity securities:
Common stock	$530.9	$99.4	$(5.8)	$624.5
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	634.8	5.1	(1.5)	638.4
Mortgage and asset-backed securities*	955.8	16.5	(13.5)	958.8
States, municipalities, political subdivisions	1,202.2	35.0	(3.2)	1,234.0
Foreign bonds	137.8	6.5	—	144.3
Corporate bonds and other	305.0	8.9	(0.4)	313.5

	3,235.6	72.0	(18.6)	3,289.0

Short-term investments	262.9	—	—	262.9

	$4,029.4	$171.4	$(24.4)	$4,176.4

Industry Segment
AIHL insurance group	$3,744.7	$167.0	$(23.3)	$3,888.4
Corporate activities	284.7	4.4	(1.1)	288.0

	$4,029.4	$171.4	$(24.4)	$4,176.4

Notes to Consolidated Financial Statements, continued

3.	Investments, continued

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value

2008
Consolidated
Equity securities:
Common stock	$453.5	$215.0	$(48.7)	$619.8
Preferred stock	9.7	—	—	9.7
Debt securities:
U.S. Government obligations	274.7	11.9	—	286.6
Mortgage and asset-backed securities*	707.7	10.1	(63.3)	654.5
States, municipalities, political subdivisions	1,421.8	23.4	(11.1)	1,434.1
Foreign bonds	172.5	6.6	(1.8)	177.3
Corporate bonds and other	205.1	4.1	(1.7)	207.5

	2,781.8	56.1	(77.9)	2,760.0

Short-term investments	636.2	—	—	636.2

	$3,881.2	$271.1	$(126.6)	$4,025.7

Industry Segment
AIHL insurance group	$3,624.0	$79.2	$(125.9)	$3,577.3
Corporate activities	257.2	191.9	(0.7)	448.4

	3,881.2	$271.1	$(126.6)	$4,025.7

*	Consists primarily of residential mortgage-backed securities.

The amortized cost and estimated fair value of debt securities at December 31, 2009 by contractual maturity are shown below (in millions). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Short-term investments due in one year or less	$262.9	$262.9

Mortgage and asset-backed securities	955.8	958.8

Debt securities
One year or less	285.7	288.8
Over one through five years	1,039.7	1,062.6
Over five through ten years	448.8	464.1
Over ten years	505.6	514.7

Equity securities	530.9	624.5

	$4,029.4	$4,176.4

The proceeds from sales of available-for-sale securities were $1.7 billion, $1.1 billion, and $0.8 billion, in 2009, 2008 and 2007, respectively. The amounts of gross realized gains and gross realized losses of available-for-sale securities were, respectively, $338.5 million and $5.8 million in 2009, $259.9 million and $59.4 million in 2008 and $103.1 million and $2.6 million in 2007. The gross loss amounts exclude

Notes to Consolidated Financial Statements, continued

3.	Investments, continued

other-than-temporary impairment losses, as discussed below, and goodwill and related impairment losses. See Note 4(a).

Alleghany holds its equity and debt securities as available for sale, and as such, these securities are recorded at fair value. Alleghany continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If Alleghany believes a decline in the value of a particular investment is temporary, Alleghany records the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, Alleghany writes it down to the carrying value of the investment and records an other-than-temporary impairment loss on its statement of earnings. In addition, under GAAP, any portion of such decline that relates to debt securities that is believed to arise from factors other than credit is to be recorded as a component of other comprehensive income.

Management’s assessment of a decline in value includes, among other things: (i) the duration of time and the relative magnitude to which fair value of the investment has been below cost; (ii) the financial condition and near-term prospects of the issuer of the investment; (iii) extraordinary events, including negative news releases and rating agency downgrades, with respect to the issuer of the investment; (iv) Alleghany’s ability and intent to hold an equity security for a period of time sufficient to allow for any anticipated recovery; and (v) whether it is more likely than not that Alleghany will sell a debt security before recovery of its amortized cost basis. A debt security is deemed impaired if it is probable that Alleghany will not be able to collect all amounts due under the security’s contractual terms. An equity security is deemed impaired if, among other things, its decline in estimated fair value has existed for twelve months or more or if its decline in estimated fair value from its cost is greater than 50 percent, absent compelling evidence to the contrary. Further, for securities expected to be sold, an other-than-temporary impairment loss is recognized if Alleghany does not expect the fair value of a security to recover its cost prior to the expected date of sale. If that judgment changes in the future, Alleghany may ultimately record a realized loss after having originally concluded that the decline in value was temporary. Risks and uncertainties are inherent in the methodology Alleghany uses to assess other-than-temporary declines in value. Risks and uncertainties could include, but are not limited to, incorrect assumptions about financial condition, liquidity or future prospects, inadequacy of any underlying collateral, and unfavorable changes in economic or social conditions, interest rates or credit ratings.

Other-than-temporary impairment losses in 2009 reflect $85.9 million of unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings. Of the $85.9 million, $57.6 million related to equity holdings in the energy sector, $16.5 million related to equity holdings in various other sectors, and $11.8 million related to debt security holdings (all of which were deemed to be credit-related). The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the declines in fair value of such securities relative to their cost as of the balance sheet date. Such severe declines are primarily related to a significant deterioration of U.S. equity market conditions during the latter part of 2008 and the first quarter of 2009, which abated somewhat in the remainder of 2009. Other-than-temporary impairment losses in 2008 reflect $244.0 million related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings. Of the $244.0 million of other-than-temporary impairment losses, $144.8 million related to equity holdings in the energy sector, $96.0 million related to equity holdings in various other sectors, and $3.2 million related to debt security holdings (all of which were deemed to be credit-related). Such severe declines are primarily related to a significant deterioration of U.S. equity market conditions during the latter part of 2008. Other-than-temporary impairment losses in 2007 reflect $7.7 million related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings.

Notes to Consolidated Financial Statements, continued

3.	Investments, continued

After adjusting the cost basis of securities for the recognition of unrealized losses through other-than-temporary impairment losses, the gross unrealized investment losses and related fair value for debt securities and equity securities at December 31, 2009 and December 31, 2008 were as follows (in millions):

		Gross
	Fair	Unrealized
	Value	Losses

2009
Debt securities
U.S. Government obligations
Less than 12 months	$225.5	$1.5
More than 12 months	—	—
Mortgage & asset-backed securities
Less than 12 months	18.6	0.7
More than 12 months	149.2	12.8
States, municipalities & political subdivisions bonds
Less than 12 months	98.1	2.5
More than 12 months	16.1	0.7
Foreign bonds
Less than 12 months	1.0	—
More than 12 months	—	—
Corporate bonds and other
Less than 12 months	50.7	0.4
More than 12 months	1.8	—

Total debt securities
Less than 12 months	393.9	5.1
More than 12 months	167.1	13.5

Equity securities — Common Stock
Less than 12 months	105.0	5.8
More than 12 months	—	—

Equity securities — Preferred Stock
Less than 12 months	—	—
More than 12 months	—	—

Total temporarily impaired securities
Less than 12 months	498.9	10.9
More than 12 months	167.1	13.5

Total	$666.0	$24.4

Notes to Consolidated Financial Statements, continued

3.	Investments, continued

		Gross
	Fair	Unrealized
	Value	Losses

2008
Debt securities
U.S. Government obligations
Less than 12 months	$—	$—
More than 12 months	—	—
Mortgage & asset-backed securities
Less than 12 months	311.9	46.1
More than 12 months	57.0	17.2
States, municipalities & political subdivisions bonds
Less than 12 months	380.1	8.6
More than 12 months	20.9	2.5
Foreign bonds
Less than 12 months	54.9	1.8
More than 12 months	—	—
Corporate bonds and other
Less than 12 months	39.8	1.1
More than 12 months	11.4	0.6

Total debt securities
Less than 12 months	786.7	57.6
More than 12 months	89.3	20.3

Equity securities — Common Stock
Less than 12 months	151.5	48.7
More than 12 months	—	—

Equity securities — Preferred Stock
Less than 12 months	—	—
More than 12 months	—	—

Total temporarily impaired securities
Less than 12 months	938.2	106.3
More than 12 months	89.3	20.3

Total	$1,027.5	$126.6

As of December 31, 2009, Alleghany held a total of 137 debt and equity investments that were in an unrealized loss position, of which 51 investments, all related to debt securities, were in an unrealized loss position continuously for 12 months or more. Of the equity investments that were in an unrealized loss position, all relate to common stocks. Of the debt investments that were in an unrealized loss position, most relate to mortgage and asset-backed securities, states, municipalities and political subdivisions bonds and U.S. government obligations. At December 31, 2009, virtually all of Alleghany’s debt securities were rated investment grade.

At December 31, 2009, non-income producing invested assets were insignificant.

Notes to Consolidated Financial Statements, continued

3.	Investments, continued

At December 31, 2009 and 2008, investments carried at fair value totaling $286.2 million and $294.4 million, respectively, were on deposit with various states or governmental agencies to comply with state insurance regulations.

Net investment income was as follows (in millions):

	2009	2008	2007

Interest income	$113.7	$122.2	$135.1
Dividend income	15.2	20.1	17.5
Investment expenses	(7.2)	(4.7)	(6.3)
Equity in (losses) earnings of Homesite, net of purchase accounting adjustments	(1.1)	0.3	4.0
Other investment (loss) income	(18.7)*	(7.7)	(4.2)

	$101.9	$130.2	$146.1

*	Reflects $21.9 million of losses related to Alleghany’s investment in ORX, net of purchase accounting adjustments, due primarily to the asset impairment charges incurred as of December 31, 2008, but finalized and recorded in 2009, arising from relatively low energy prices as of December 31, 2008.

4.	Acquisitions

(a)	EDC

On July 18, 2007 (the “Acquisition Date”), AIHL completed its acquisition of EDC for a purchase price of approximately $198.1 million, including approximately $5.6 million of incurred acquisition costs. EDC is included as an insurance operating unit within AIHL for segment reporting purposes.

The acquisition has been accounted for by the purchase method of accounting in accordance with GAAP, and therefore, the assets acquired and liabilities assumed have been recorded at their estimated fair values at the Acquisition Date. Any excess of the purchase price over the estimated fair values of the assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Acquired identifiable intangible assets include trade names and licenses, which were determined to have indefinite useful lives. Acquired identifiable assets also include renewal rights, distribution rights, and database development. The estimated fair value of assets acquired, including identifiable intangible assets, and liabilities assumed at the Acquisition Date was as follows (in millions):

Available-for-sale securities	$257.5
Goodwill	48.7	*
Other intangible assets	13.9	**
All other assets	81.1

Total assets assumed	$401.2
Liabilities assumed (primarily losses and loss adjustment expenses)	203.1

Net assets acquired	$198.1

*	In connection with impairment testing of goodwill and other intangible assets as of December 31, 2008, Alleghany determined that the $48.7 million of goodwill associated with Alleghany’s acquisition of EDC was impaired. As a result, as of December 31, 2008, Alleghany recorded a non-cash charge of $48.7 million, which is classified as a net realized capital loss in the consolidated statement of earnings and represents the entire EDC goodwill balance at such date. The estimation of EDC’s fair value was based primarily on observing the stock

Notes to Consolidated Financial Statements, continued

4.	Acquisitions, continued

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

**	In June 2009, EDC determined that it was unable to write business at rates it deemed adequate due to the current state of the California workers’ compensation market. As a result, EDC ceased soliciting new or renewal business on a direct basis commencing August 1, 2009 and took corresponding expense reduction steps, including staff reductions, in light of such determination. As a result of EDC’s determination to cease writing business on a direct basis and certain other factors, on June 30, 2009, EDC recorded a pre-tax, non-cash impairment charge of $11.2 million in the 2009 second quarter, which is classified as a net realized capital loss in Alleghany’s consolidated statement of earnings. The $11.2 million charge represents the entire carrying value of EDC’s trade names (originally determined to have indefinite useful lives), renewal rights, distribution rights, and database development, net of accumulated amortization. In addition, immaterial accruals were established related to terminated employee severance payments and other charges. During the 2009 third quarter, EDC sold the renewal rights of its directly placed workers’ compensation insurance policies and certain other assets and rights to an independent insurance brokerage.

(b)	Homesite

On December 29, 2006, Alleghany invested $120.0 million in Homesite, a national, full-service, mono-line provider of homeowners insurance. As consideration for its $120.0 million investment, Alleghany received 85,714 shares of the common stock of Homesite, representing approximately 33 percent of the Homesite common stock after giving effect to the investment. As part of its investment, Alleghany incurred $0.7 million of transaction costs.

Homesite is reported as a component of other invested assets. Alleghany’s interest in Homesite is included in corporate activities for segment reporting purposes and is accounted for under the equity method of accounting.

(c)	ORX

On July 18, 2008, Alleghany, through its subsidiary Alleghany Capital Corporation, acquired a minority voting interest in ORX, a regional oil and gas exploration and production company, through a purchase of preferred stock for $50.0 million. The $50.0 million cost includes $16.1 million of goodwill. The goodwill is not deductible for tax purposes. This investment is reflected in Alleghany’s financial statements in other invested assets. Alleghany’s interest in ORX is included in corporate activities for segment reporting purposes and is accounted for under the equity method of accounting.

Losses related to Alleghany’s investment in ORX, net of purchase accounting adjustments, were $21.9 million in 2009 and were due primarily to asset impairment charges incurred as of December 31, 2008, but finalized in the 2009 third quarter, arising from relatively low energy prices as of December 31, 2008.

Notes to Consolidated Financial Statements, continued

4.	Acquisitions, continued

(d)	Goodwill and Intangible Assets

The amount of goodwill and intangible assets, net of amortization expense, separately reported on Alleghany’s consolidated balance sheets at December 31, 2009 and 2008 is as follows (in millions):

	2009	2008

AIHL insurance group — Goodwill	$48.1	$45.1

AIHL insurance group — Intangible assets
Agency relationships	$16.8	$11.5
State insurance licenses	25.8	26.1
Trade name	35.5	39.2
Brokerage and reinsurance relationships	19.2	21.4
Renewal and distribution rights	0.3	3.3
Other	—	4.6

	$97.6	$106.1

The economic useful lives of intangible assets are as follows: agency relationships — 15 years; state insurance licenses — indefinite; trade names — indefinite; broker and reinsurance relationships — 15 years; and renewal and distribution rights — between 5 and 10 years. Accumulated amortization expense as of December 31, 2009 and 2008 is $47.6 million and $46.0 million, respectively.

5.	Reinsurance

(a)	AIHL Reinsurance Recoverable

In the ordinary course of business, AIHL’s insurance operating units purchase reinsurance in order to mitigate their exposure to losses, manage capacity, and protect capital resources. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, AIHL’s insurance operating units would remain liable to their policyholders for such reinsurance portion not paid by their reinsurers.

Reinsurance recoverables at December 31, 2009 and 2008 consist of the following (in millions):

	2009	2008

Reinsurance recoverables on paid losses	$28.5	$48.1
Ceded outstanding losses and loss adjustment expenses	947.7	1,008.3

Reinsurance recoverables	$976.2	$1,056.4

Approximately 93.1 percent of AIHL’s reinsurance recoverables balance at December 31, 2009 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. Information regarding concentration of AIHL’s reinsurance recoverables at December 31, 2009 is as follows (dollars in millions):

Reinsurer(1)	Rating(2)		Dollar Amount	Percentage

Swiss Reinsurance Company	A (Excellent	)	$174.3	17.9%
The Chubb Corporation	A++ (Superior	)	105.8	10.8%
Platinum Underwriters Holdings, Ltd.	A (Excellent	)	97.1	9.9%
All other reinsurers			599.0	61.4%

Total			$976.2	100.0%

Notes to Consolidated Financial Statements, continued

5.	Reinsurance, continued

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed reinsurer.

(2)	Represents the A.M. Best rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.

At December 31, 2009, AIHL also had fully collateralized reinsurance recoverables of $120.3 million due from Darwin, now a subsidiary of AWAC. The A.M. Best financial strength rating of Darwin was A (Excellent) at December 31, 2009. AIHL had no allowance for uncollectible reinsurance as of December 31, 2009.

(b)	Prior Year Acquisitions

In connection with the acquisition by Alleghany of Platte River in 2002 and the acquisition by RSUI Indemnity Company (“RIC”), a wholly-owned subsidiary of RSUI, of Landmark American Insurance Company (“Landmark”) in 2003 (discussed in more detail below), the sellers contractually retained all of the loss and loss adjustment expense liabilities. These contractual provisions constituted loss reserve guarantees as contemplated under GAAP.

On January 3, 2002, Alleghany acquired Platte River from Swiss Reinsurance America Corporation (“Swiss Re America”) pursuant to a Stock Purchase Agreement dated as of December 5, 2001, and transferred Platte River to AIHL pursuant to a Contribution Agreement dated January 3, 2002. The Stock Purchase Agreement provides that Swiss Re America shall indemnify and hold harmless Alleghany, AIHL and Platte River and their respective directors, officers and employees from and against any and all liabilities arising out of binders, policies, and contracts of insurance issued by Platte River to the date of closing under the Stock Purchase Agreement. AIHL recorded a reinsurance recoverable and a corresponding loss reserve liability in the amount of $181.3 million at the time it acquired Platte River. Such reinsurance recoverable and loss reserve liability may change as losses are reported. Such amounts were $17.9 million, $19.6 million and $28.7 million for Platte River at December 31, 2009, 2008 and 2007, respectively.

On September 2, 2003, RIC acquired Landmark from Guaranty National Insurance Company (“Guaranty National”) pursuant to a Stock Purchase Agreement dated as of June 6, 2003. In contemplation of the sale of Landmark to RIC, Landmark and Royal Indemnity Company, an affiliate of Guaranty National (“Royal Indemnity”), entered into a 100 percent Quota Share Reinsurance Agreement and an Assumption of Liabilities Agreement, each dated as of September 2, 2003. Pursuant to these two agreements, Royal Indemnity assumed all of Landmark’s liabilities of any nature arising out of or relating to all policies, binders, and contracts of insurance issued in Landmark’s name prior to the closing under the Stock Purchase Agreement, and all other liabilities of Landmark. The reinsurance recoverable and loss reserve liability recorded was $5.4 million, $10.8 million and $17.7 million at December 31, 2009, 2008 and 2007, respectively.

Notes to Consolidated Financial Statements, continued

5.	Reinsurance, continued

(c)	AIHL Premium Activity

The following table indicates property and casualty premiums written and earned for the years ended December 31, 2009, 2008 and 2007 (in millions):

	Written	Earned

2009
Premiums direct	$1,238.8	$1,278.9
Premiums assumed	$20.3	$19.1
Premiums ceded	$428.3	$453.0
2008
Premiums direct	$1,324.2	$1,409.7
Premiums assumed	$16.5	$17.2
Premiums ceded	$442.5	$478.2
2007
Premiums direct	$1,488.9	$1,580.1
Premiums assumed	$17.9	$19.3
Premiums ceded	$544.3	$625.1

In general, AIHL’s insurance operating units obtain reinsurance on a treaty and facultative basis.

Ceded loss recoveries for AIHL included in Alleghany’s consolidated statements of earnings were approximately $197.1 million, $236.9 million and $214.6 million at December 31, 2009, 2008 and 2007, respectively.

(d)	RSUI

RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk, and catastrophe excess of loss treaties. Under its surplus share treaties, which generally provide coverage on a risk attaching basis (the treaties cover policies which become effective during the treaty coverage period) from January 1 to December 31, RSUI is indemnified on a pro rata basis against covered property losses. The amount indemnified is based on the proportionate share of risk ceded after consideration of a stipulated dollar amount of “line” for RSUI to retain in relation to the entire limit written. RSUI ceded approximately 29 percent of its property gross premiums written in 2009 under these surplus share treaties. Under RSUI’s 2009-2010 per risk reinsurance program, which generally provides coverage on an annual basis for losses occurring from May 1 to the following April 30, RSUI is reinsured for $90.0 million in excess of a $10.0 million net retention per risk after the application of the surplus share treaties and facultative reinsurance.

RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30. The 2009-2010 program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 33.15 percent co-participation by RSUI, in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5 percent co-participation by RSUI, in excess of $200.0 million. In addition, RSUI’s property per risk reinsurance program for the 2009-2010 period provides RSUI with coverage for $90.0 million of losses in excess of a $10.0 million net retention per risk after application of the surplus share treaties and reinsurance.

RSUI reinsures its other lines of business through quota share treaties, except for professional liability and binding authority lines where RSUI retains all of such business. RSUI’s quota share reinsurance treaty for umbrella/excess for the period June 1, 2009 to May 31, 2010 provides coverage for policies with limits up to $30.0 million,

Notes to Consolidated Financial Statements, continued

5.	Reinsurance, continued

with RSUI ceding 35 percent of the premium and loss for policies with limits up to $15.0 million and ceding 67.5 percent of the premium and loss for policies with limits in excess of $15.0 million up to $30.0 million. RSUI’s quote share primary casualty lines treaty for the period April 15, 2009 to April 14, 2010 provides coverage for policies with limits up to $2.0 million, with RSUI ceding 25 percent of the premium. RSUI’s D&O liability line quota share reinsurance treaty for the period July 1, 2009 to June 30, 2010 provides coverage for policies with limits up to $20.0 million, with RSUI ceding 35 percent of the premium and loss for all policies with limits up to $10.0 million and ceding 60 percent of the premium and loss for policies with limits in excess of $10.0 million up to $20.0 million.

(e)	CATA

CATA uses reinsurance to protect against severity losses. In 2009, CATA reinsured individual property and casualty and contract surety risks in excess of $1.5 million with various reinsurers. As of December 1, 2009, the commercial surety line was reinsured for individual losses above $1.5 million. In addition, CATA purchases facultative reinsurance coverage for risks in excess of $6.0 million on property and casualty and $15.0 million on commercial surety.

(f)	EDC

EDC uses reinsurance to protect against catastrophe losses. As of December 31, 2009, EDC retained the first $1.0 million of loss per occurrence and purchased reinsurance with various reinsurers for $19.0 million above that level. Any loss above $20.0 million would be the sole responsibility of EDC.

6.	Liability for Losses and Loss Adjustment Expenses

Activity in liability for losses and loss adjustment expenses in 2009, 2008 and 2007 is summarized as follows (in millions):

	2009	2008	2007

Reserves as of January 1	$2,578.6	$2,379.7	$2,228.9
Reserves acquired	—	—	165.0
Less: reinsurance recoverables	1,008.3	966.8	1,101.4

Net reserves	1,570.3	1,412.9	1,292.5

Incurred loss, net of reinsurance, related to:
Current year	460.0	612.8	480.1
Prior years	(17.9)	(42.8)	(31.1)

Total incurred loss, net of reinsurance	442.1	570.0	449.0

Paid loss, net of reinsurance, related to:
Current year	83.5	116.4	71.7
Prior years	355.6	296.2	256.9

Total paid loss, net of reinsurance	439.1	412.6	328.6

Reserves, net of reinsurance recoverables, as of December 31	1,573.3	1,570.3	1,412.9
Reinsurance recoverables, as of December 31*	947.7	1,008.3	966.8

Reserves, gross of reinsurance recoverables, as of December 31	$2,521.0	$2,578.6	$2,379.7

*	Reinsurance recoverables in this table include only ceded loss reserves. Amounts reflected under the caption “Reinsurance recoverables” on Alleghany’s consolidated balance sheets also include paid loss recoverables.

Gross loss and loss adjustment expense reserves at December 31, 2009 decreased $57.6 million from December 31, 2008, due to reserve decreases in property of $116.8 million and certain other lines of business totaling $25.1 million, largely offset by increases in casualty and, to a lesser extent, workers’ compensation lines of

Notes to Consolidated Financial Statements, continued

6.	Liability for Losses and Loss Adjustment Expenses, continued

business of $65.8 million and $18.5 million, respectively. The decrease in property gross loss and loss adjustment reserves is mainly due to loss payments made by RSUI on hurricane related losses incurred in prior years. The increase in casualty gross loss and loss adjustment expense reserves primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior accident years at RSUI, partially offset by RSUI’s release of prior accident year reserves for D&O liability, professional liability and general liability lines of business. The increase in workers’ compensation gross loss and loss adjustment expense reserves primarily reflects an increase by EDC of current and prior accident year reserves during 2009, partially offset by the impact of EDC’s decision to cease soliciting new or renewal business on a direct basis commencing August 1, 2009.

Gross loss and loss adjustment expense reserves increased by $198.9 million during 2008, from $2,379.7 million at December 31, 2007 to $2,578.6 million at December 31, 2008. Of this increase, $153.4 million was due to casualty lines of business, $40.0 million was due to workers’ compensation line of business and $33.8 million was due to property lines of business. These increases were partially offset by a modest decrease in other reserves. The increase in casualty gross loss and loss adjustment expense reserves primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior accident years at RSUI. Such increases for RSUI were partially offset by net releases of prior accident year reserves. The increase in workers’ compensation gross loss and loss adjustment expense reserves primarily relates to increases to both current and prior accident year reserves by EDC. The increase in property gross loss and loss adjustment expense reserves primarily reflects three significant catastrophe losses incurred by RSUI during the third quarter of 2008 (Hurricanes Ike, Gustav, and Dolly). The decrease in other reserves is due primarily to a reduction in loss and loss adjustment expense reserves acquired in connection with prior acquisitions which are ceded 100 percent to the sellers.

The above reserve changes included increases / (decreases) to prior year net reserves, which are summarized as follows (in millions):

	2009	2008

RSUI:
Net casualty reserve releases	$(38.4)	$(43.7)
Reserve release for third quarter 2008 hurricanes	(9.9)	—
Non-catastrophe property case reserve re-estimation	11.5	(6.2)
All other, net	1.6	(4.8)

	$(35.2)	$(54.7)
CATA:
Net insurance reserve releases	$(10.7)	$(11.8)

EDC:
Net workers’ compensation increase	$26.5	$25.4
All other, net	1.5	(1.7)

	$28.0	$23.7

Total incurred related to prior years	$(17.9)	$(42.8)

The more significant prior year adjustments affecting 2009 and 2008 are summarized as follows:

•	For RSUI, loss and loss adjustment expenses for 2009 reflect a net $38.4 million release of prior accident year casualty loss reserves, compared with a net $43.7 million release of prior accident year casualty loss reserves during 2008. Both amounts relate primarily to D&O liability, professional liability, and general

Notes to Consolidated Financial Statements, continued

6.	Liability for Losses and Loss Adjustment Expenses, continued

liability lines of business for the 2003 through 2007 accident years and reflects favorable loss emergence, compared with loss emergence patterns assumed in earlier periods for such lines of business. Specifically, cumulative losses for such lines of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be higher through December 31, 2009 than the actual cumulative losses through that date. This amount of lower cumulative losses, expressed as a percentage of carried loss and loss adjustment expense reserves at the beginning of the year, was 2.9 percent. Such reduction did not impact the assumptions used in estimating RSUI’s loss and loss adjustment expense liabilities for business earned in 2009. For RSUI, loss and loss adjustment expenses for 2009 also reflect a net $9.9 million release of prior accident year loss reserves related to 2008 third quarter Hurricanes Ike, Gustav and Dolly.

•	For CATA, loss and loss adjustment expenses for 2009 reflect a net $10.7 million release of prior accident year loss reserves, compared with a net $11.8 million release of prior accident year loss reserves during 2008. Both amounts relate primarily to favorable loss emergence in the casualty and surety lines of business, compared with loss emergence patterns assumed in earlier periods for such lines of business. Specifically, cumulative losses for such lines of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be higher through December 31, 2009 than the actual cumulative losses through that date. This amount of lower cumulative losses, expressed as a percentage of carried loss and loss adjustment expense reserves at the beginning of the year, was 2.6 percent. Such reduction did not impact the assumptions used in estimating CATA’s loss and loss adjustment expense liabilities for business earned in 2009.

•	For EDC, workers’ compensation loss and loss adjustment expenses for 2009 reflect a $26.5 million increase of prior accident year workers’ compensation loss reserves, compared with a $25.4 million increase of prior accident year workers’ compensation loss reserves during 2008. Both such reserve increases primarily reflect a significant acceleration in claims emergence and higher than anticipated increases in industry-wide severity. In addition, the $26.5 million increase in 2009 also reflects the estimated impact of the judicial decisions by the Workers’ Compensation Appeals Board, or “WCAB.” Such WCAB decisions related to permanent disability determinations that have materially weakened prior workers’ compensation reforms instrumental in reducing medical and disability costs in earlier years. These decisions are in the process of being appealed to the California appellate courts but will continue in effect during the appeals process. With respect to the $26.5 million increase for prior accident years, $17.7 million primarily reflected higher than expected paid losses and $8.8 million reflected the estimated impact of the WCAB decisions. Cumulative paid losses in respect of prior accident years were expected to be lower through June 30, 2009 (the date of the reserve increase) than the actual cumulative paid losses through that date. This amount of higher cumulative paid losses, expressed as a percentage of carried loss and loss adjustment expense reserves at the beginning of the year, was 1.5 percent. Such increases impacted the assumptions used in estimating EDC’s loss and loss adjustment expense liabilities for business earned in 2009 and 2008, causing an increase of current accident year reserves of $8.0 million and $10.5 million, respectively. Of the $8.0 million, $6.2 million primarily reflected higher than expected paid losses and the remainder reflected the estimated impact of the WCAB decisions

7.	Credit Agreement

Until October 23, 2009, Alleghany was party to a three-year unsecured credit agreement (“Credit Agreement”) with a bank syndicate, which provided commitments for revolving credit loans in an aggregate principal amount of up to $200.0 million. The Credit Agreement expired on October 23, 2009 with no amounts outstanding thereunder. There were no borrowings under the Credit Agreement in 2009.

Notes to Consolidated Financial Statements, continued

8.	Income Taxes

Income tax expense (benefit) from continuing operations consists of the following (in millions):

		State and
	Federal	Foreign	Total

2009
Current	$123.3	$2.4	$125.7
Deferred	(1.1)	(0.2)	(1.3)

	$122.2	$2.2	$124.4

2008
Current	$84.3	$1.7	$86.0
Deferred	(63.5)	(2.0)	(65.5)

	$20.8	$(0.3)	$20.5

2007
Current	$166.9	$3.6	$170.5
Deferred	(24.5)	(1.2)	(25.7)

	$142.4	$2.4	$144.8

The difference between the federal income tax rate and the effective income tax rate on continuing operations is as follows:

	2009	2008	2007

Federal income tax rate	35.0%	35.0%	35.0%
Change in estimates and other true-ups	—	(0.7)	1.2
Income subject to dividends-received deduction	(0.8)	(6.8)	(0.8)
Tax-exempt interest	(3.5)	(22.2)	(2.5)
State taxes, net of federal tax benefit	0.4	—	0.4
Goodwill impairment	—	27.9	—
Other, net	0.4	0.4	0.2

	31.5%	33.6%	33.5%

The lower effective tax rate in 2009 primarily reflects the absence of certain permanent tax differences, partially offset by the lower impact of tax-exempt income on Alleghany’s increased earnings in the 2009 period over the 2008 period. The effective tax rate in 2008, and to a lesser extent 2007, reflect certain permanent tax differences that had the effect of increasing the effective tax rates for those years. For 2008, such permanent tax differences relate to a $48.7 million non-deductible goodwill impairment charge incurred. For 2007, a net tax adjustment of $5.2 million was incurred, resulting primarily from the reduction of estimated deferred tax assets related to unused foreign tax credits.

Notes to Consolidated Financial Statements, continued

8.	Income Taxes, continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are as follows (in millions):

	2009	2008

Deferred tax assets
Foreign tax credit carry forward	$—	$1.1
State net operating loss carry forward	15.3	15.0
Reserves for impaired assets	3.1	2.3
Expenses deducted for tax purposes when paid	1.4	1.8
Other than temporary impairment	48.4	69.5
Property and casualty loss reserves	67.6	66.5
Unearned premium reserves	29.3	31.5
Performance shares	1.7	1.9
Unrealized loss on investments	—	20.6
Compensation accruals	48.9	43.7
Other	16.6	4.5

Deferred tax assets	$232.3	$258.4

Valuation allowance	$(14.6)	$(14.5)

Total net deferred tax assets	$217.7	$243.9

Deferred tax liabilities
Unrealized gain on investments	$54.1	$68.7
Tax over book depreciation	1.4	1.4
Deferred gains	3.8	2.1
Burlington Northern redemption	—	4.2
Deferred acquisition costs	25.7	25.9
Purchase accounting adjustments	5.5	10.8
Other	2.9	0.5

Total deferred tax liabilities	$93.4	$113.6

Net deferred tax assets	$124.3	$130.3

A valuation allowance is provided against deferred tax assets when, in the opinion of Alleghany management, it is more likely than not that some portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance is maintained for certain state tax items. Alleghany has recognized $15.3 million of deferred tax assets for state net operating and capital loss carryovers. A valuation allowance of $14.6 million has been established against these deferred tax assets since Alleghany does not currently anticipate generating sufficient income in the various states to absorb these loss carryovers.

Alleghany’s income tax returns are not currently under examination by the Internal Revenue Service. Alleghany’s 2008, 2007 and 2006 income tax returns remain open to examination.

As of December 31, 2009, Alleghany believes there were no material uncertain tax positions that would require disclosure under GAAP.

Notes to Consolidated Financial Statements, continued

9.	Stockholders’ Equity

(a)	Mandatory Convertible Preferred Stock

On June 23, 2006, Alleghany completed an offering of 1,132,000 shares of its 5.75% mandatory convertible preferred stock (the “Preferred Stock”) at a public offering price of $264.60 per share, resulting in net proceeds of $290.4 million.

In November 2008, the Alleghany Board of Directors authorized the repurchase of shares of Preferred Stock. Prior to the mandatory conversion date of June 15, 2009, Alleghany repurchased an aggregate of 442,998 shares of Preferred Stock in the open market for approximately $117.4 million, at an average price per share of $264.92.

On June 15, 2009, all outstanding shares of Preferred Stock were mandatorily converted into shares of Common Stock. Each outstanding share of Preferred Stock was automatically converted into 1.0139 shares of Common Stock based on the arithmetic average of the daily volume-weighted average price per share of Common Stock for each of the 20 consecutive trading days ending on June 10, 2009, or $260.9733 per share. Alleghany issued approximately 698,009 shares of Common Stock for the 688,621 shares of Preferred Stock that were outstanding at the date of the mandatory conversion.

(b)	Treasury Stock

In February 2008, Alleghany announced that its Board of Directors had authorized the purchase of shares of Common Stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million. During 2009, Alleghany purchased an aggregate of 295,463 shares of Common Stock in the open market for approximately $75.9 million, at an average price per share of $256.73. During 2008, Alleghany purchased an aggregate of 78,817 shares of Common Stock in the open market for approximately $25.1 million, at an average price per share of $318.05. As of December 31, 2009, Alleghany held 258,013 shares of treasury stock.

(c)	Regulatory Matters

At December 31, 2009, approximately $759.1 million of the equity of all of Alleghany’s subsidiaries was available for dividends or advances to Alleghany at the parent level. At that date, approximately $1.6 billion of Alleghany’s total equity of $2.7 billion was unavailable for dividends or advances to Alleghany from its subsidiaries. AIHL’s insurance operating units are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by them without prior approval of insurance regulatory authorities. Of the aggregate total equity of Alleghany’s insurance operating units at December 31, 2009 of $1.7 billion, a maximum of $155.1 million was available for dividends without prior approval of the applicable insurance regulatory authorities.

Statutory net income of Alleghany’s insurance operating units was $227.7 million and $(42.4) million for the years ended December 31, 2009 and 2008, respectively. Combined statutory capital and surplus of Alleghany’s insurance operating units was $1.4 billion and $1.3 billion at December 31, 2009 and 2008, respectively.

10.	Stock-Based Compensation Plans

(a)	General

As of December 31, 2009, Alleghany had stock-based payment plans for parent-level employees and directors. As described in more detail below, parent-level, stock-based payments to current employees do not include stock options but consist only of restricted stock awards, including units, and performance share awards. Parent-level, stock-based payments to non-employee directors consist of annual awards of stock options and restricted stock, including restricted stock units. In addition, as of December 31, 2009, RSUI had its own stock-based payment plan, which is described below.

Amounts recognized as compensation expense in the consolidated statements of earnings and comprehensive income with respect to stock-based awards under plans for parent-level employees and directors were $6.9 million,

Notes to Consolidated Financial Statements, continued

10.	Stock-Based Compensation Plans, continued

$9.1 million and $11.7 million in 2009, 2008 and 2007, respectively. The amount of related income tax benefit recognized as income in the consolidated statements of earnings and comprehensive income with respect to these plans was $2.4 million, $3.2 million and $4.1 million in 2009, 2008 and 2007, respectively. In 2009, 2008 and 2007, $3.8 million, $6.8 million and $18.5 million of Common Stock, at fair market value, respectively, and $2.1 million, $3.9 million and $13.2 million of cash, respectively, was paid by Alleghany under plans for parent-level employees and directors. As noted above, as of December 31, 2009 and December 31, 2008, all outstanding awards were accounted for under the fair-value-based method of accounting.

Alleghany does not have an established policy or practice of repurchasing shares of Common Stock in the open market for the purpose of delivering Common Stock upon the exercise of stock options. Alleghany issues authorized but not outstanding shares of Common Stock to settle option exercises in those instances where the number of shares it has repurchased are not sufficient to settle an option exercise.

(b)	Director Stock Option and Restricted Stock Plans

Alleghany provided, through its Amended and Restated Directors’ Stock Option Plan (under which options were granted through May 1999) and its 2000 Directors’ Stock Option Plan (which expired on December 31, 2004), for the automatic grant of non-qualified options to purchase 1,000 shares of Common Stock in each year after 1987 to each non-employee director. Alleghany’s 2005 Directors’ Stock Plan (the “2005 Plan”) provided for the automatic grant of nonqualified options to purchase 500 shares of Common Stock, as well as an automatic grant of 250 shares of restricted Common Stock or under certain circumstances, restricted stock units, to each non-employee director on an annual basis. In 2009 and 2008, Alleghany awarded a total of 2,250 restricted shares and units and 2,295 restricted shares and units, respectively, which vest over a one year period.

A summary of option activity under the above plans as of December 31, 2009 and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000)	Price	Term (years)	($ millions)

Outstanding at January 1, 2009	64	$204
Granted	4	225
Exercised	(11)	152
Forfeited or expired	—	—

Outstanding at December 31, 2009	57	$216	4.2	$3.9

Exercisable at December 31, 2009	48	$203	3.3	$3.7

The weighted-average grant-date fair value of options granted during the years 2009, 2008 and 2007, was $102, $134 and $134, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was $1.1 million, $2.1 million and $2.2 million, respectively.

Notes to Consolidated Financial Statements, continued

10.	Stock-Based Compensation Plans, continued

A summary of the status of Alleghany’s non-vested shares as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

		Weighted-Average
	Shares	Grant-Date
Non-vested Shares	(000)	Fair Value
Non-vested at January 1, 2009	9	$129
Granted	4	102
Vested	(4)	105
Forfeited	—	—

Non-vested at December 31, 2009	9	$118

As of December 31, 2009, there was $0.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted-average period of approximately one year. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007, was $1.2 million, $1.2 million and $1.5 million, respectively.

(c)	Alleghany 2002 and 2007 Long-Term Incentive Plans

Alleghany provided incentive compensation to management employees through its 2002 Long-Term Incentive Plan (the “2002 LTIP”) until December 31, 2006 when the 2002 LTIP expired. In December 2006, Alleghany adopted the 2007 Long-Term Incentive Plan (the “2007 LTIP”) which was approved by Alleghany stockholders in April 2007. The provisions of the 2002 LTIP and 2007 LTIP are substantially similar. Awards under the 2002 LTIP and 2007 LTIP may include, but are not limited to, cash and/or shares of Common Stock, rights to receive cash and/or shares of Common Stock, and options to purchase shares of Common Stock including options intended to qualify as incentive stock options under the Internal Revenue Code and options not intended to so qualify. Under the 2002 LTIP and 2007 LTIP, the following types of awards are outstanding:

(i) Performance Share Awards — Participants are entitled, at the end of a four-year award period, to a maximum amount equal to the value of one and one-half shares of Common Stock for each performance share issued to them based on market value on the payment date. Payouts are made provided defined levels of performance are achieved. Prior to 2009, awards were generally made in cash to the extent of minimum statutory withholding requirements in respect of an award, with the balance in Common Stock. Expense was recognized over the performance period on a pro rata basis. In 2009, Alleghany modified its payout policy to allow participants to elect the percentage of performance shares to be paid in cash, subject to certain limitations. As a result, the accounting for all awards was changed pursuant to GAAP, whereby the fair value of each award outstanding is recorded, with changes therefrom recorded as an expense. The fair value is calculated based primarily on: the value of Common Stock as of the balance sheet date; the degree to which performance targets specified in the 2002 and 2007 LTIP has been achieved; and the time elapsed with respect to each award period. The resulting change in accounting reduced Alleghany’s net earnings by approximately $3.0 million after-tax.

(ii) Restricted Share Awards — Alleghany has awarded to certain management employees restricted shares of Common Stock. These awards entitle the participants to a specified maximum amount equal to the value of one share of Common Stock for each restricted share issued to them based on the market value on the payment date. In most instances, payouts are made provided defined levels of performance are achieved. As of December 31, 2009, 56,605 restricted shares were outstanding, 1,142 were granted in 2009, none were granted in 2008, 287 were granted in 2007, 32,653 were granted in 2004 and 22,523 were granted in 2003. The expense is recognized ratably over the performance period, which can be extended under certain circumstances. The 2004 awards are expected to vest over ten years.

Notes to Consolidated Financial Statements, continued

10.	Stock-Based Compensation Plans, continued

(d)	RSUI Restricted Share Plan

RSUI has a Restricted Stock Unit Plan (the “RSUI Plan”) for the purpose of providing equity-like incentives to key employees of RSUI. Under the RSUI Plan, restricted stock units (“units”) are issued. Additional units, defined as the “Deferred Equity Pool,” were issued in 2009, 2008 and 2007 and may be created in the future if certain financial performance measures are met. Units may only be settled in cash. The fair value of each unit is calculated, pursuant to GAAP, as stockholder’s equity of RSUI, adjusted for certain capital transactions and accumulated compensation expense recognized under the RSUI Plan, divided by the sum of RSUI common stock outstanding and the original units available under the RSUI Plan. The units vest on the fourth anniversary of the date of grant and contain certain restrictions, relating to, among other things, forfeiture in the event of termination of employment and transferability. In 2009, 2008 and 2007, RSUI recorded $36.9 million, $21.7 million and $43.9 million, respectively, in compensation expense related to the RSUI Plan. During the same periods, a deferred tax benefit of $12.9 million, $7.6 million and $15.4 million, respectively, related to the compensation expense was recorded.

11.	Employee Benefit Plans

(a)	Alleghany Employee Defined Benefit Pension Plans

Alleghany has an unfunded, noncontributory defined benefit pension plan for executives and a smaller, funded, noncontributory defined benefit pension plan for employees.

The executive plan currently provides for designated employees (including all of Alleghany’s current executive officers) retirement benefits in the form of an annuity for the joint lives of the participant and his or her spouse or, alternatively, actuarially equivalent forms of benefits, including a lump sum. Under the executive plan, a participant must have completed five years of service with Alleghany before he or she is vested in, and thus has a right to receive, any retirement benefits following his or her termination of employment. The annual retirement benefit under the executive plan, if paid in the form of a joint and survivor life annuity to a participant who retires on reaching age 65 with 15 or more years of service, is equal to 67 percent of the participant’s highest average annual base salary and related annual incentive award over a consecutive three-year period during the last ten years or, if shorter, the full calendar years of employment. The plan does not take other payments or benefits, such as payouts of long-term incentives, into account in computing retirement benefits. During 2004, the plan was amended and changed from a funded to an unfunded plan resulting in the distribution of all accrued benefits to vested participants.

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

The following tables set forth the defined benefit plans’ funded status at December 31, 2009 and 2008 and total cost for the years ended December 31, 2009, 2008 and 2007 (in millions, except percentages):

	2009	2008

OBLIGATIONS AND FUNDING STATUS:
Change in benefit obligation
Benefit obligation at beginning of year	$20.3	$17.3
Service cost	2.9	2.9
Interest cost	1.1	0.9
Amendments	—	—
Curtailment loss	—	—
Actuarial loss	1.3	0.5
Benefits paid	(2.3)	(1.3)

Projected benefit obligation at end of year	$23.3	$20.3

Change in plan assets
Fair value of plan assets at beginning of year	$2.6	$2.3
Actual return on plan assets, net of expenses	(0.2)	0.4
Company contributions	2.2	1.2
Benefits paid	(2.3)	(1.3)

Fair value of plan assets at end of year	$2.3	$2.6

Funded status	$(21.0)	$(17.7)
Amounts recognized in statement of financial position consist of:
Prepaid benefit cost	0.7	0.8
Accrued benefit liability	(16.2)	(14.4)
Accumulated other comprehensive income	(5.5)	(4.1)

Net amount recognized	$(21.0)	$(17.7)

Weighted average asset allocations
Debt securities	100%	100%

	2009	2008	2007

COST AND OTHER COMPREHENSIVE INCOME:
Net pension cost included the following expense (income) components:
Service cost — benefits earned during the year	$2.9	$2.9	$2.3
Interest cost on benefit obligation	1.1	0.9	0.8
Expected return on plan assets	(0.1)	(0.1)	(0.1)
Net amortization and deferral	0.2	0.2	0.2

Net periodic pension cost	4.1	3.9	3.2
Curtailment loss	—	—	—
Settlement charge	—	0.2	—

Total cost	$4.1	$4.1	$3.2
Change in other comprehensive income (pension-related)	1.4	(0.1)	—

Net periodic pension cost and other comprehensive income	$5.5	$4.0	$3.2

Notes to Consolidated Financial Statements, continued

11.	Employee Benefit Plans, continued

	2009	2008	2007

ASSUMPTIONS:
Assumptions used in computing the net periodic pension cost of the plans is as follows
Rates for increases in compensation levels	4.00%	4.00%	4.00%
Weighted average discount rates	6.00%	6.00%	5.75%
Expected long-term rates of return	5.00%	5.00%	4.00%
Assumptions used in computing the funded status of the plans is as follows
Rates for increases in compensation levels	4.00%	4.00%	4.00%
Weighted average discount rates	6.00%	6.00%	6.00%

Discount rates for 2009 were predicated primarily on the Citigroup Pension Discount Curve and Liability Index, rounded to the nearest 25 basis points. Discount rates for 2008 and 2007 were predicated primarily on the Moody’s Investor Service Aa long-term corporate bond index, rounded to the nearest 25 basis points. Alleghany’s investment policy with respect to its defined benefit plans is to provide long-term growth combined with a steady income stream. The target allocation is 100 percent in debt securities. The debt securities are highly liquid and highly rated. The overall long-term, rate-of-return-on-assets assumptions are based on historical investment returns.

Contributions of less than $0.1 million are expected to be made to Alleghany’s funded employee plan during 2010. The following benefit payments, which reflect expected future service, as appropriate, are expected to be made (in millions):

2010	$0.1
2011	0.3
2012	0.3
2013	0.3
2014	0.3
2015-2019	1.9

The measurement date used to determine pension benefit plans is December 31, 2009.

(b)	Other Employee Retirement Plans

Alleghany has two unfunded retiree health plans, one for executives and one for employees. To be eligible for benefits, participants must be age 55 or older. In addition, non-executive employees must have completed at least 10 years of service. Under both plans, participants must pay a portion of the premiums charged by the medical insurance provider. All benefits cease upon retiree death. RSUI also has an unfunded retiree health plan for its employees. As of December 31, 2009 and December 31, 2008, the liability for all of these plans was $3.1 million and $4.3 million, respectively, representing the entire accumulated post-retirement benefit obligation as of that date. Assumptions used on the accounting for these plans are comparable to those cited above for the Alleghany pension plans. Future benefit payments associated with these plans are not expected to be material to Alleghany.

Alleghany provides supplemental retirement benefits through deferred compensation programs and profit sharing plans for certain of its officers and employees. In addition, Alleghany’s subsidiaries sponsor both qualified, defined contribution retirement plans for substantially all employees, including executives, and non-qualified plans only for executives, both of which provide for voluntary salary reduction contributions by employees and matching contributions by each respective subsidiary, subject to specified limitations.

Alleghany has endorsement split-dollar life insurance policies for its officers that are effective during employment as well as retirement. Premiums are paid by Alleghany, and death benefits are split between

Notes to Consolidated Financial Statements, continued

11.	Employee Benefit Plans, continued

Alleghany and the beneficiaries of the officers. Death benefits for current employees that inure to the beneficiaries are generally equal to four times the annual salary at the time of an officer’s death. After retirement, death benefits that inure to the beneficiaries are generally equal to the annual ending salary of the officer at the date of retirement.

12.	Earnings Per Share of Common Stock

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31 (in millions, except share amounts):

	2009	2008	2007

Net earnings	$271.0	$148.0	$299.1
Preferred dividends	6.2	17.2	17.2

Income available to common stockholders for basic earnings per share	264.8	130.8	281.9
Preferred dividends	6.2	—	17.2
Effect of other dilutive securities	0.4	—	0.3

Income available to common stockholders for diluted earnings per share	$271.4	$130.8	$299.4

Weighted average shares outstanding applicable to basic earnings per share	8,704,268	8,479,863	8,476,152
Preferred stock	430,121	—	1,017,929
Effect of other dilutive securities	14,476	—	23,819

Adjusted weighted average shares outstanding applicable to diluted earnings per share	9,148,865	8,479,863	9,517,900

Contingently issuable shares of 47,417, 1,170,298 and 60,216 were potentially available during 2009, 2008 and 2007, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

13.	Commitments and Contingencies

(a)	Leases

Alleghany leases certain facilities, furniture and equipment under long-term lease agreements. In addition, certain land, office space and equipment are leased under noncancelable operating leases that expire at various dates through 2020. Rent expense was $10.7 million, $10.3 million and $8.7 million in 2009, 2008 and 2007, respectively.

The aggregate minimum payments under operating leases with initial or remaining terms of more than one year as of December 31, 2009 were as follows (in millions):

Aggregate
Minimum
Lease
Year	Payments

2010	$9.4
2011	9.4
2012	9.6
2013	9.7
2014	9.7
2015 and thereafter	40.6

Notes to Consolidated Financial Statements, continued

13.	Commitments and Contingencies, continued

(b)	Litigation

Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provisions are adequate.

(c)	Asbestos and Environmental Impairment Exposure

AIHL’s reserve for unpaid losses and loss adjustment expenses includes $18.9 million of gross reserves and $18.8 million of net reserves at December 31, 2009, and $20.4 million of gross reserves and $20.3 million of net reserves at December 31, 2008, for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976. This subsidiary exited this business in 1976. Reserves for asbestos and environmental impairment claims cannot be estimated with traditional loss reserving techniques because of uncertainties that are greater than those associated with other types of claims. Factors contributing to those uncertainties include a lack of historical data, the significant periods of time that often elapse between the occurrence of an insured loss and the reporting of that loss to the ceding company and the reinsurer, uncertainty as to the number and identity of insured parties with potential exposure to such risks, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability. Loss reserve estimates for such environmental impairment and asbestos exposures include case reserves, which also reflect reserves for legal and other loss adjustment expenses and IBNR reserves. IBNR reserves are determined based upon historic general liability exposure base and policy language, previous environmental loss experience and the assessment of current trends of environmental law, environmental cleanup costs, asbestos liability law, and judicial settlements of asbestos liabilities.

For both asbestos and environmental impairment reinsurance claims, CATA establishes case reserves by receiving case reserve amounts from its ceding companies, and verifies these amounts against reinsurance contract terms, analyzing from the first dollar of loss incurred by the primary insurer. In establishing the liability for claims for asbestos related liability and for environmental impairment claims, management considers facts currently known and the current state of the law and coverage litigation. Additionally, ceding companies often report potential losses on a precautionary basis to protect their rights under their reinsurance arrangements, which generally calls for prompt notice to the reinsurer. Ceding companies, at the time they report such potential losses, advise CATA of the ceding companies’ current estimate of the extent of such loss. CATA’s claims department reviews each of the precautionary claims notices and, based upon current information, assesses the likelihood of loss to CATA. Such assessment is one of the factors used in determining the adequacy of the recorded asbestos and environmental impairment reserves.

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

Notes to Consolidated Financial Statements, continued

13.	Commitments and Contingencies, continued

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

Notwithstanding the expiration of the Manville indemnity in July 2009, World Minerals did not, as part of its 1991 acquisition of the assets of Manville’s industrial minerals business assets, assume liability for product liability claims to the extent that such claims relate, in whole or in part, to the Manville Period, and Manville should continue to be responsible for such claims.

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

Based on Alleghany’s historical experience and other analyses, in July 2005, Alleghany established a $0.6 million reserve in connection with the Products Liability Indemnification for the Alleghany Period. Such reserve was approximately $0.3 million and approximately $0.4 million at December 31, 2009 and December 31, 2008, respectively.

(e)	Equity Holdings Concentration

At December 31, 2009 and 2008, Alleghany had a concentration of market risk in its available-for-sale equity securities portfolio with respect to certain energy sector businesses, of $399.2 million and $290.8 million, respectively.

Until November 2009, Alleghany had a concentration of market risk in its available-for-sale equity securities portfolio of Burlington Northern Santa Fe Corporation (“Burlington Northern”), a railroad holding company. At December 31, 2008, Alleghany’s Burlington Northern common stock holdings had a fair market value of $227.1 million. During 2009, Alleghany sold all of its remaining shares of its Burlington Northern stock holdings, resulting in a pre-tax gain of $198.5 million. During 2008, Alleghany sold approximately 2.0 million shares of its Burlington Northern stock holdings, resulting in a pre-tax gain of $152.3 million.

Notes to Consolidated Financial Statements, continued

14.	Fair Value of Financial Instruments

The estimated carrying values and fair values of Alleghany’s financial instruments as of December 31, 2009 and 2008 are as follows (in millions):

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Investments (excluding equity method investments)*	$4,211.6	$4,211.6	$4,057.7	$4,057.7

*	For purposes of this table, investments include available-for-sale securities as well as investments in partnerships carried at fair value that are included in other invested assets. Investments exclude Alleghany’s investments in Homesite, ORX and partnerships that are accounted for under the equity method, which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, GAAP has a three-tiered hierarchy for inputs used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are market participant assumptions based on market data obtained from sources independent of the reporting entity. Unobservable inputs are the reporting entity’s own assumptions about market participant assumptions based on the best information available under the circumstances. In assessing the appropriateness of using observable inputs in making its fair value determinations, Alleghany considers whether the market for a particular security is “active” or not based on all the relevant facts and circumstances. For example, Alleghany may consider a market to be inactive if there are relatively few recent transactions or if there is a significant decrease in market volume. Furthermore, Alleghany considers whether observable transactions are “orderly” or not. Alleghany does not consider a transaction to be orderly if there is evidence of a forced liquidation or other distressed condition, and as such, little or no weight is given to that transaction as an indicator of fair value.

The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	“Level 1” — Valuations are based on unadjusted quoted prices in active markets for identical, unrestricted assets. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these assets does not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Alleghany’s Level 1 assets generally include publicly traded common stocks and debt securities issued directly by the U.S. Government, where Alleghany’s valuations are based on quoted market prices.

•	“Level 2” — Valuations are based on quoted market prices where such markets are not deemed to be sufficiently “active.” In such circumstances, additional valuation metrics will be used which involve direct or indirect observable market inputs. Alleghany’s Level 2 assets generally include preferred stocks and debt securities other than debt issued directly by the U.S. Government. Substantially all of the determinations of value in this category are based on a single quote from third-party dealers and pricing services. As Alleghany generally does not make any adjustments thereto, such quote typically constitutes the sole input in Alleghany’s determination of the fair value of these types of securities. In developing a quote, such third parties will use the terms of the security and market-based inputs. Terms of the security include coupon, maturity date, and any special provisions that may, for example, enable the investor, at its election, to redeem the security prior to its scheduled maturity date. Market-based inputs include the level of interest rates applicable to comparable securities in the market place and current credit rating(s) of the security. Such quotes are generally non-binding.

Notes to Consolidated Financial Statements, continued

14.	Fair Value of Financial Instruments, continued

•	“Level 3” — Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Valuation under Level 3 generally involves a significant degree of judgment on the part of Alleghany. Alleghany’s Level 3 assets are primarily limited to partnership investments. Net asset value quotes from the third-party general partner of the entity in which such investment is held, which will often be based on unobservable market inputs, constitute the primary input in Alleghany’s determination of the fair value of such assets.

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

Notes to Consolidated Financial Statements, continued

14.	Fair Value of Financial Instruments, continued

The estimated carrying values of Alleghany’s investments as of December 31, 2009 and December 31, 2008 allocated among the three levels set forth above were as follows (in millions):

	Level 1	Level 2	Level 3	Total

As of December 31, 2009
Equity securities:
Common stock	$624.5	$—	$—	$624.5
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	638.4	—	—	638.4
Mortgage and asset-backed securities*	—	958.8	—	958.8
States, municipalities, political subdivisions bonds	—	1,234.0	—	1,234.0
Foreign bonds	—	144.3	—	144.3
Corporate bonds and other	—	313.5	—	313.5

	638.4	2,650.6	—	3,289.0

Short-term investments	75.2	187.7	—	262.9
Other invested assets**	—	—	35.2	35.2

Investments (excluding equity method investments)	$1,338.1	$2,838.3	$35.2	$4,211.6

As of December 31, 2008
Equity securities:
Common stock	$619.8	$—	$—	$619.8
Preferred stock	—	9.7	—	9.7
Debt securities:
U.S. Government obligations	266.3	20.3	—	286.6
Mortgage and asset-backed securities*	—	653.8	0.7	654.5
States, municipalities, political subdivisions bonds	—	1,434.1	—	1,434.1
Foreign bonds	—	177.3	—	177.3
Corporate bonds and other	—	207.5	—	207.5

	266.3	2,493.0	0.7	2,760.0

Short-term investments	175.9	460.3	—	636.2
Other invested assets**	—	—	32.0	32.0

Investments (excluding equity method investments)	$1,062.0	$2,963.0	$32.7	$4,057.7

*	Consists primarily of residential mortgage-backed securities.

**	The carrying value of partnership investments of $35.2 million increased by $3.2 million from the December 31, 2008 carrying value of $32.0 million, due primarily to an increase in estimated fair value during the period.

15.	Segments of Business

Information related to Alleghany’s reportable segment is shown in the table below. Property and casualty and surety insurance operations are conducted by AIHL through its insurance operating units RSUI, CATA and EDC. In addition, AIHL Re is a wholly-owned subsidiary of AIHL that has in the past provided reinsurance to Alleghany’s insurance operating units and affiliates.

Notes to Consolidated Financial Statements, continued

15.	Segments of Business, continued

Alleghany’s reportable segment is reported in a manner consistent with the way management evaluates the businesses. As such, insurance underwriting activities are evaluated separately from investment activities. Net realized capital gains and other-than-temporary impairment losses are not considered relevant in evaluating investment performance on an annual basis. Segment accounting policies are described in Note 1.

The primary components of “corporate activities” are Alleghany Properties, Alleghany’s investments in Homesite and ORX and strategic investments and other activities at the parent level.

	2009	2008	2007(1)
	(in millions)

Revenues:
AIHL insurance group:
Net premiums earned
RSUI	$633.4	$689.6	$707.5
CATA	166.7	186.9	198.0
EDC	44.9	72.0	44.3
AIHL Re	—	0.2	24.5

	845.0	948.7	974.3

Net investment income	116.7	112.6	126.5
Net realized capital gains (losses)	119.8	(4.4)	44.2
Other than temporary impairment losses (2)	(85.9)	(244.0)	(7.7)
Other income	1.3	0.7	0.5

Total insurance group	996.9	813.6	1,137.8

Corporate activities:
Net investment income (3)	(14.8)	17.6	19.6
Net realized capital gains (4)	200.6	156.2	56.2
Other than temporary impairment losses	—	—	—
Other income (5)	1.7	1.7	15.0

Total	$1,184.4	$989.1	$1,228.6

Notes to Consolidated Financial Statements, continued

15.	Segments of Business, continued

	2009	2008	2007(1)
	(in millions)

Earnings from continuing operations before income taxes:
AIHL insurance group:
Underwriting profit (loss) (6)
RSUI	$189.8	$137.6	$219.9
CATA	10.1	15.2	19.4
EDC	(70.7)	(60.9)	4.4
AIHL Re	—	0.2	24.4

	129.2	92.1	268.1

Net investment income	116.7	112.6	126.5
Net realized capital gains	119.8	(4.4)	44.2
Other than temporary impairment losses (2)	(85.9)	(244.0)	(7.7)
Other income, less other expenses	(42.2)	(31.4)	(52.3)

Total insurance group	237.6	(75.1)	378.8

Corporate activities:
Net investment income (3)	(14.8)	17.6	19.6
Net realized capital gains (4)	200.6	156.2	56.2
Other than temporary impairment losses	—	—	—
Other income (5)	1.7	1.7	15.0
Corporate administration and other expenses	29.1	38.7	35.9
Interest expense	0.6	0.7	1.4

Total	$395.4	$61.0	$432.3

(1)	Includes the results of EDC, net of purchase accounting adjustments, commencing July 18, 2007. See Note 4(a).

(2)	Reflects impairment charges for unrealized losses related to AIHL’s investment portfolio that were deemed to be other than temporary. See Note 3.

(3)	Includes $(1.1) million, $0.3 million and $4.0 million of Alleghany’s equity in (losses) earnings of Homesite, net of purchase accounting adjustments, for 2009, 2008 and 2007, respectively. Also includes $(21.9) million and $1.5 million of Alleghany’s equity in (losses) earnings of ORX, net of purchase accounting adjustments, for 2009 and 2008, respectively. See Note 4(b) and 4(c).

(4)	Primarily reflects net realized capital gains from the sale of shares of Burlington Northern common stock.

(5)	Primarily reflects sales activity of Alleghany Properties.

(6)	Represents net premiums earned less loss and loss adjustment expenses and commission, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, other income, net realized capital gains or other-than-temporary impairment losses. Commission, brokerage and other underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses attributable primarily to underwriting activities, whereas the remainder constitutes other expenses.

Notes to Consolidated Financial Statements, continued

15.	Segments of Business, continued

	2009	2008	2007
	(in millions)

Identifiable assets at December 31
AIHL insurance group	$5,659.2	$5,554.2	$6,166.7
Corporate activities	533.6	627.6	775.4

Total	$6,192.8	$6,181.8	$6,942.1

Capital expenditures
AIHL insurance group	$5.5	$9.8	$4.7
Corporate activities	—	—	0.2

Total	$5.5	$9.8	$4.9

Depreciation and amortization
AIHL insurance group	$30.5	$25.0	$15.3
Corporate activities	1.9	0.7	1.0

Total	$32.4	$25.7	$16.3

16.	Other Information

(a)	Other Assets

Other assets shown in Alleghany’s consolidated balance sheets include the following amounts at December 31, 2009 and 2008 (in millions):

	2009	2008

Real estate properties	$19.8	$19.5
Interest and dividends receivable	38.1	41.1
Other	43.7	40.2

	$101.6	$100.8

(b)	Other Invested Assets

Other invested assets shown in Alleghany’s consolidated balance sheets include the following amounts at December 31, 2009 and 2008 (in millions):

	2009	2008

Investment in Homesite (see Note 4(b))	$125.7	$121.6
Investment in ORX (see Note 4(c))	29.6	51.5
Partnerships accounted for on an available for sale basis	35.2	32.0
Partnerships accounted for as an equity method investment	47.7	45.3

	$238.2	$250.4

Notes to Consolidated Financial Statements, continued

16.	Other Information, continued

(c)	Property and equipment

Property and equipment, net of accumulated depreciation and amortization, at December 31, 2009 and 2008, are as follows (in millions):

	2009	2008

Furniture and equipment	$46.4	$41.2
Leasehold improvements	5.9	5.7
Other	0.3	0.3

	52.6	47.2

Less: accumulated depreciation and amortization	(32.5)	(23.9)

	$20.1	$23.3

(d)	Deferred Acquisition Costs

Activity in deferred acquisition cost assets as shown in Alleghany’s consolidated balance sheets in 2009 and 2008 is summarized as follows (in millions):

	2009	2008

Balance at January 1	$71.8	$75.6
Current year’s costs deferred	146.9	153.5
Less: amortization to expense for the year	(147.6)	(155.2)
Less: asset impairment (related to EDC)	—	(2.1)

Balance at December 31	$71.1	$71.8

(e)	Other Liabilities

Other liabilities shown in Alleghany’s consolidated balance sheets include the following amounts at December 31, 2009 and 2008 (in millions):

	2009	2008

Accounts payable	$4.3	$7.3
Incentive plans	143.6	129.2
Accrued salaries and wages	10.0	8.2
Deferred compensation	8.1	7.2
Accrued expenses	7.7	11.2
Taxes other than income	2.5	3.5
Deferred revenue	11.8	11.8
Payable to brokers	3.0	4.8
Pension and postretirement benefits	32.5	23.1
Funds held for surety bonds	76.6	65.3
Other	24.6	17.3

	$324.7	$288.9

Notes to Consolidated Financial Statements, continued

17.	Quarterly Results of Operations (unaudited)

Selected quarterly financial data for 2009 and 2008 are presented below (in millions, except per share amounts):

	Quarters Ended
	March 31	June 30	September 30	December 31

2009
Revenues	$239.9	$299.4	$288.3	$356.7
Earnings from:
Continuing operations	$44.6	$46.0	$49.5	$130.9
Discontinued operations	—	—	—	—

Net earnings	$44.6	$46.0	$49.5	$130.9
Basic earnings per share of common stock: *
Continuing operations	$4.82	$5.11	$5.50	$14.72
Discontinued operations	—	—	—	—

Total	$4.82	$5.11	$5.50	$14.72

2008
Revenues	$355.5	$253.4	$263.3	$116.9
Earnings from:
Continuing operations	$90.6	$13.0	$(8.8)	$(54.1)
Discontinued operations	5.3	4.8	4.6	92.6

Net earnings	$95.9	$17.8	$(4.2)	$38.5
Basic earnings per share of common stock: *
Continuing operations	$10.15	$1.02	$(1.55)	$(6.86)
Discontinued operations	0.63	0.57	0.55	10.92

Total	$10.78	$1.59	$(1.00)	$4.06

*	Adjusted to reflect subsequent stock dividends.

Earnings per share by quarter may not equal the amount for the full year due to the timing of treasury stock purchases and rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alleghany Corporation:

We have audited the accompanying consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alleghany Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alleghany Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2010 expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alleghany Corporation:

We have audited Alleghany Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alleghany Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal controls based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Alleghany Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 24, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
February 24, 2010

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, or “CEO,” and our chief financial officer, or “CFO,” of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K Report pursuant to Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of that date to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and timely reported as specified in the SEC’s rules and forms. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management, including our CEO and CFO, concluded that, as of December 31, 2009, our internal control over financial reporting was effective. Our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K Report, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which appears in Item 8 on page 110 of this Form 10-K Report. We note that all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is included under the captions “Alleghany Corporate Governance — Board of Directors,” “Alleghany Corporate Governance — Committees of the Board of Directors,” “Alleghany Corporate Governance — Codes of Ethics,” “Securities Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposals Requiring Your Vote — Proposal 1. Election of Directors,” and “Executive Officers” in our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 23, 2010, or our “2010 Proxy Statement,” which information is incorporated herein by reference.

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

The information required by this Item 11 is included under the captions “Proposals Requiring Your Vote — Proposal 1. Election of Directors — Compensation of Directors,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Payments upon Termination of Employment,” and “Executive Compensation,” in our 2010 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is included under the captions “Principal Stockholders,” “Securities Ownership of Directors and Executive Officers,” and “Equity Compensation Plan Information” in our 2010 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is included under the captions “Alleghany Corporate Governance — Director Independence” and “Alleghany Corporate Governance — Related Party Transactions” in our 2010 Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is included under the caption “Proposals Requiring Your Vote — Proposal 4. — Ratification of Selection of Independent Registered Public Accounting Firm for the year 2010” in our 2010 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.

Our consolidated financial statements, together with the report thereon of KPMG LLP, our independent registered public accounting firm, are set forth on pages 64 through 110 of this Form 10-K Report.

2. Financial Statement Schedules.

The Index to Financial Statements Schedules and the schedules relating to our consolidated financial statements, together with the report thereon of KPMG LLP, our independent registered public accounting firm, are set forth on pages 116 through 126 this Form 10-K Report.

3. Exhibits.

See the Index to Exhibits beginning on page 127 of this Form 10-K Report for a description of the exhibits filed as part of this Form 10-K Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGHANY CORPORATION
(Registrant)

Date: February 25, 2010	By /s/ Weston M. Hicks Weston M. Hicks President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2010	By /s/ Rex D. Adams Rex D. Adams Director

Date: February 25, 2010	By /s/ Jerry G. Borrelli Jerry G. Borrelli Vice President (principal accounting officer)

Date: February 25, 2010	By /s/ Karen Brenner Karen Brenner Director

Date: February 25, 2010	By /s/ John J. Burns, Jr. John J. Burns, Jr. Chairman of the Board and Director

Date: February 25, 2010	By /s/ Dan R. Carmichael Dan R. Carmichael Director

Date: February 25, 2010	By /s/ Roger B. Gorham Roger B. Gorham Senior Vice President (principal financial officer)

Date: February 25, 2010	By /s/ Weston M. Hicks Weston M. Hicks President and Director (principal executive officer)

Date: February 25, 2010	By /s/ Thomas S. Johnson Thomas S. Johnson Director

Date: February 25, 2010	By /s/ Allan P. Kirby, Jr. Allan P. Kirby, Jr. Director

Date: February 25, 2010	By /s/ Jefferson W. Kirby Jefferson W. Kirby Director

Date: February 25, 2010	By /s/ William K. Lavin William K. Lavin Director

Date: February 25, 2010	By /s/ Phillip M. Martineau Phillip M. Martineau Director

Date: February 25, 2010	By /s/ James F. Will James F. Will Director

Date: February 25, 2010	By /s/ Raymond L.M. Wong Raymond L.M. Wong Director

Alleghany Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alleghany Corporation:

Under date of February 24, 2010, we reported on the consolidated balance sheets of Alleghany Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, which are included in this Annual Report on Form 10-K for the year ended December 31, 2009. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
February 24, 2010

Schedule I – Summary of Investments – Other Than Investments in Related Parties
 ALLEGHANY CORPORATION AND SUBSIDIARIES
December 31, 2009

			Amount at
			which shown
			in the
		Fair	Balance
Type of Investment	Cost	Value	Sheet
	(in thousands)

Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$634,822	$638,448	$638,448
States, municipalities & political subdivisions	1,202,200	1,233,939	1,233,939
Foreign governments	—	—	—
Mortgage and asset-backed securities	955,757	958,781	958,781
All other bonds	442,816	457,845	457,845

Fixed maturities	3,235,595	3,289,013	3,289,013

Equity securities:
Common stocks:
Public utilities	—	—	—
Banks, trust, and insurance companies	55,102	60,780	60,780
Industrial, miscellaneous, and all other	475,806	563,652	563,652
Nonredeemable preferred stocks	37	114	114

Equity securities	530,945	624,546	624,546

Other invested assets	238,227	238,227	238,227
Short-term investments	262,903	262,903	262,903

Total investments	$4,267,670	$4,414,689	$4,414,689

Schedule II – Condensed Balance Sheets
ALLEGHANY CORPORATION
December 31, 2009 and 2008

	2009	2008
	(in thousands)

Assets
Equity securities (cost: 2009 $14,995; 2008 $38,062)	$18,368	$227,130
Debt securities (amortized cost: 2009 $221,213; 2008 $79,232)	221,438	81,364
Short-term investments	45,744	136,740
Cash	1,831	77
Property and equipment — at cost, net of accumulated depreciation	1,095	1,312
Other assets	17,759	18,982
Current taxes receivable	2,469	—
Net deferred tax receivable	26,055	—
Investment in subsidiaries	2,441,924	2,274,417

	$2,776,683	$2,740,022

Liabilities and stockholders’ equity
Other liabilities	59,162	43,863
Current taxes payable	—	4,889
Net deferred tax liabilities	—	44,581

Total liabilities	59,162	93,333
Stockholders’ equity	2,717,521	2,646,689

	$2,776,683	$2,740,022

See accompanying Notes to Condensed Financial Statements.

Schedule II – Condensed Statements of Earnings
ALLEGHANY CORPORATION
Years ended December 31,

	2009	2008	2007
	(in thousands)

Revenues:
Net investment income	$8,341	$15,806	$14,545
Net realized capital gains	200,626	156,191	56,207
Other than temporary impairment losses	—	—	—
Other income	—	318	203

Total revenues	208,967	172,315	70,955

Costs and Expenses:
Interest expense	633	700	1,006
Corporate administration	27,022	37,216	35,534

Total costs and expenses	27,655	37,916	36,540

Operating profit (losses)	181,312	134,399	34,415
Equity in earnings of consolidated subsidiaries	214,068	(73,347)	397,864

Earnings from continuing operations, before income taxes	395,380	61,052	432,279
Income taxes	124,381	20,485	144,737

Earnings from continuing operations	270,999	40,567	287,542

Earnings from discontinued operations (including gain on disposal of $141,688 in 2008)	—	164,193	24,976
Income taxes (including tax on gain on disposal of $49,591 in 2008)	—	56,789	13,448

Earnings from discontinued operations, net of tax	—	107,404	11,528

Net earnings	$270,999	$147,971	$299,070

See accompanying Notes to Condensed Financial Statements.

Schedule II – Condensed Statements of Cash Flows
ALLEGHANY CORPORATION
Years ended December 31,

	2009	2008	2007
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$270,999	$147,971	$299,070
Adjustments to reconcile earnings to cash provided by (used in) operations:
Equity in undistributed net (earnings) losses of consolidated subsidiaries	(158,401)	47,890	(269,549)
Depreciation and amortization	1,873	716	980
Net (gain) loss on investment transactions	(200,626)	(156,191)	(56,207)
Decrease (increase) in other assets	8,135	1,614	(1,074)
Increase (decrease) in other liabilities and taxes payable	(7,334)	50,470	(20,712)
Earnings of discontinued operations and sale of subsidiary	—	(107,404)	(11,528)

Net adjustments	(356,353)	(162,905)	(358,090)

Net cash provided by (used) in operations	(85,354)	(14,934)	(59,020)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(286,330)	(75,357)	(69,080)
Sales of investments	364,967	259,745	159,555
Maturities of investments	1,623	31,707	1,354
Purchases of property and equipment	(34)	940	(148)
Net change in short-term investments	90,996	(118,408)	45,065
Other, net	—	—	504

Net cash provided by (used in) investing activities	171,222	98,627	137,250

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	—	—	(19,123)
Treasury stock acquisitions	(75,856)	(25,068)	—
Convertible preferred stock acquisitions	(117,358)	—	—
Convertible preferred stock dividends paid	(7,456)	(17,350)	(17,367)
Tax benefit on stock based compensation	312	2,330	1,063
Capital contributions to consolidated subsidiaries	(36,200)	(50,005)	(90,179)
Distributions from consolidated subsidiaries	151,040	3,050	43,635
Other, net	1,404	2,133	3,627

Net cash provided by (used in) financing activities	(84,114)	(84,910)	(78,344)

Net decrease in cash	1,754	(1,217)	(114)
Cash at beginning of year	77	1,294	1,408

Cash at end of year	$1,831	$77	$1,294

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	—	—	—
Income taxes	$105,161	$154,911	$170,359

See accompanying Notes to Condensed Financial Statements.

SCHEDULE II – Notes to Condensed Financial Statements
ALLEGHANY CORPORATION
(in thousands)

1. Investment in Consolidated Subsidiaries. Reference is made to Note 1 of the Notes to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report.

2. Income Taxes. Reference is made to Note 8 of the Notes to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report.

3. Commitments and Contingencies. Reference is made to Note 13 of the Notes to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report.

4. Stockholders’ Equity. Reference is made to Note 9 of the Notes to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report with respect to stockholders’ equity and surplus available for dividend payments to Alleghany from its subsidiaries.

Schedule III – Supplementary Insurance Information
ALLEGHANY CORPORATION AND SUBSIDIARIES

		At December 31,				For the Years Ended December 31,
Future
			Policy		Other			Benefits,
			Benefits,		Policy			Claims,	Amortization
		Deferred	Losses,		Claims			Losses	of Deferred
		Policy	Claims		and		Net	and	Policy	Other
		Acquisition	and Loss	Unearned	Benefits	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Year	Line of Business	Costs	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written
(in thousands)

2009	Property and Casualty Insurance	$71,098	$2,520,979	$573,906	$—	$845,015	$116,719	$442,104	$147,635	$126,087	$830,829

2008	Property and Casualty Insurance	$71,753	$2,578,590	$614,067	$—	$948,652	$112,596	$570,019	$155,151	$131,422	$898,221

2007	Property and Casualty Insurance	$75,623	$2,379,701	$699,409	$—	$974,321	$126,470	$449,052	$146,058	$111,140	$962,451

Schedule IV – Reinsurance
ALLEGHANY CORPORATION AND SUBSIDIARIES
Three years ended December 31, 2009

						Percentage
			Ceded to	Assumed		of Amount
		Gross	Other	From Other	Net	Assumed
Year	Line of Business	Amount	Companies	Companies	Amount	to Net
	(in thousands)

2009	Property and casualty	$1,278,910	$452,999	$19,104	$845,015	2.3%

2008	Property and casualty	$1,409,736	$478,268	$17,184	$948,652	1.8%

2007	Property and casualty	$1,580,071	$625,099	$19,349	$974,321	2.0%

Schedule V – Valuation and Qualifying Accounts
ALLEGHANY CORPORATION AND SUBSIDIARIES

			Charged to	Charged to
		Balance at	Costs and	Other	Deductions-	Balance at
Year	Description	January 1,	Expenses	Accounts-Describe	Describe	December 31,
		(in thousands)

2009	Allowance for uncollectible reinsurance recoverables	$—	$—	$—	$—	$—

	Allowance for uncollectible premiums receivable	$3,412	$918	$—	$3,356	$974

2008	Allowance for uncollectible reinsurance recoverables	$—	$—	$—	$—	$—

	Allowance for uncollectible premiums receivable	$1,232	$3,486	$—	$1,306	$3,412

2007	Allowance for uncollectible reinsurance recoverables	$—	$—	$—	$—	$—

	Allowance for uncollectible premiums receivable	$986	$517	$—	$271	$1,232

SCHEDULE VI – Supplemental Information Concerning Insurance Operations
ALLEGHANY CORPORATION AND SUBSIDIARIES

	At December 31,					For the Years Ended December 31,
				Discount,				Claims
				if Any,				and Claim
			Reserves	Deducted				Adjustment
			for	in Reserves				Expenses
			Unpaid	for Unpaid				Incurred		Amortization
		Deferred	Claims	Claims				Related to		of Deferred	Paid Claims
		Policy	and Claim	and Claim			Net	(1)	(2)	Policy	and Claim
		Acquisition	Adjustment	Adjustment	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Year	Line of Business	Costs	Expenses	Expenses	Premiums	Premiums	Income	Year	Year	Costs	Expenses	Written
(in thousands)

2009	Property and Casualty	$71,098	$2,520,979	$—	$573,906	$845,015	$116,719	$459,943	$(17,839)	$147,635	$439,086	$830,829

2008	Property and Casualty	$71,753	$2,578,590	$—	$614,067	$948,652	$112,596	$612,836	$(42,817)	$155,151	$412,651	$898,221

2007	Property and Casualty	$75,623	$2,379,701	$—	$699,409	$974,321	$126,470	$480,137	$(31,085)	$146,058	$328,759	$962,451

INDEX TO EXHIBITS

Exhibit
Number		Description

3.01		Restated Certificate of Incorporation of Alleghany, as amended by Amendment accepted and received for filing by the Secretary of State of the State of Delaware on June 23, 1988, filed as Exhibit 3.1 to Alleghany’s Registration Statement on Form S-3 (No. 333-134996) filed on June 14, 2006, is incorporated herein by reference.
3.02		By-laws of Alleghany, as amended December 19, 2006, filed as Exhibit 3.2 to Alleghany’s Current Report on Form 8-K filed on December 22, 2006, is incorporated herein by reference.
3.03		Certificate of Elimination of 5.75% Mandatory Convertible Preferred Stock of Alleghany, filed as Exhibit 3.1 to Alleghany’s Current Report on Form 8-K filed on July 21, 2009, is incorporated herein by reference.
4.01		Specimen certificates representing shares of common stock, par value $1.00 per share, of Alleghany, filed as Exhibit 4.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, is incorporated herein by reference.
*10	.01	Alleghany 2005 Management Incentive Plan, filed as Exhibit 10.4 to Alleghany’s Current Report on Form 8-K filed on October 22, 2007, is incorporated herein by reference.
*10	.02	Alleghany Officers and Highly Compensated Employees Deferred Compensation Plan, as amended and restated as of January 1, 2008, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on December 18, 2008, is incorporated herein by reference.
*10	.03	Alleghany 2002 Long-Term Incentive Plan, adopted and effective April 26, 2002, as amended, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on December 18, 2008, is incorporated herein by reference.
*10	.04	Alleghany 2007 Long-Term Incentive Plan, adopted and effective April 27, 2007, as amended, filed as Exhibit 10.3 to Alleghany’s Current Report on Form 8-K filed on December 18, 2008, is incorporated herein by reference.
*10	.05	Alleghany Retirement Plan, amended and restated effective December 31, 2007, filed as Exhibit 10.05 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
*10	.06	Alleghany Retirement COLA Plan dated and effective as of January 1, 1992, as adopted on March 17, 1992, filed as Exhibit 10.1 to Alleghany’s Registration Statement on Form S-3 (No. 333-134996) filed on June 14, 2006, is incorporated herein by reference.
*10	.07	Description of Alleghany Group Long Term Disability Plan effective as of July 1, 1995, filed as Exhibit 10.10 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.
*10	.08	Alleghany 2000 Directors’ Stock Option Plan effective April 28, 2000, filed as Exhibit A to Alleghany’s Proxy Statement, filed in connection with its Annual Meeting of Stockholders held on April 28, 2000, is incorporated herein by reference.
*10	.09	Alleghany Non-Employee Directors’ Retirement Plan, as amended, effective December 19, 2006, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on December 22, 2006, is incorporated herein by reference.
*10	.10(a)	Alleghany 2005 Directors’ Stock Plan, as amended as of December 31, 2008, filed as Exhibit 10.12(a) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
*10	.10(b)	Form of Option Agreement under the Alleghany 2005 Directors’ Stock Plan, as amended as of December 16, 2008, filed as Exhibit 10.12(a) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*	Compensatory plan or arrangement.

Exhibit
Number		Description

*10	.10(c)	Amended and Restated Stock Unit Supplement to the Alleghany 2005 Directors’ Stock Plan, as amended as of December 16, 2008, filed as Exhibit 10.12(c) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
*10	.11(a)	Employment Agreement, dated October 7, 2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.
*10	.11(b)	Restricted Stock Unit Matching Grant Agreement, dated October 7, 2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.
*10	.11(c)	Restricted Stock Award Agreement, dated December 31, 2004, between Alleghany and Weston M. Hicks, filed as Exhibit 10.11(d) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
*10	.11(d)	Letter Agreement, dated April 15, 2008, between Alleghany and Weston M. Hicks, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 21, 2008, is incorporated herein by reference.
*10	.12	Restricted Stock Award Agreement, dated as of December 21, 2004 between Alleghany and Roger B. Gorham, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 21, 2005, is incorporated herein by reference.
10	.13(a)	Asset Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville Sales Corporation (the “Celite Asset Purchase Agreement”), filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.
10	.13(b)	List of Contents of Exhibits and Schedules to the Celite Asset Purchase Agreement, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.13(c)	Amendment No. 1 dated as of July 31, 1991 to the Celite Asset Purchase Agreement, filed as Exhibit 10.3 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.
10	.13(d)	Amendment No. 2 dated as of May 11, 2006 to the Celite Asset Purchase Agreement, filed as Exhibit 10.4 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.
10	.14(a)	Acquisition Agreement, dated as of June 6, 2003, by and between Royal Group, Inc. and AIHL (the “Resurgens Specialty Acquisition Agreement”), filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.14(b)	List of Contents of Exhibits and Schedules to the Resurgens Specialty Acquisition Agreement, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.15(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and RIC (the “Royal Indemnity Company Quota Share Reinsurance Agreement”), filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

*	Compensatory plan or arrangement.

Exhibit
Number		Description

10	.15(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company Quota Share Reinsurance Agreement, filed as Exhibit 10.5 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.16(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal Surplus Lines Insurance Company and RIC (the “Royal Surplus Lines Insurance Company Quota Share Reinsurance Agreement”), filed as Exhibit 10.6 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.16(b)	List of Contents of Exhibits and Schedules to the Royal Surplus Lines Insurance Company Quota Share Reinsurance Agreement, filed as Exhibit 10.7 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.17(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Landmark and RIC (the “Landmark Quota Share Reinsurance Agreement”), filed as Exhibit 10.8 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.17(b)	List of Contents of Exhibits and Schedules to the Landmark Quota Share Reinsurance Agreement, filed as Exhibit 10.9 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.18(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Indemnity Company, Resurgens Specialty and RIC (the “Royal Indemnity Company Administrative Services Agreement”), filed as Exhibit 10.10 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.18(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company Administrative Services Agreement, filed as Exhibit 10.11 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.19(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Surplus Lines Insurance Company, Resurgens Specialty and RIC (the “Royal Surplus Lines Insurance Company Administrative Services Agreement”), filed as Exhibit 10.12 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.19(b)	List of Contents of Exhibits and Schedules to the Royal Surplus Lines Insurance Company Administrative Services Agreement, filed as Exhibit 10.13 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.20(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Insurance Company of America, Resurgens Specialty and RIC (the “Royal Insurance Company of America Administrative Services Agreement”), filed as Exhibit 10.14 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.20(b)	List of Contents of Exhibits and Schedules to the Royal Insurance Company of America Administrative Services Agreement, filed as Exhibit 10.15 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

Exhibit
Number		Description

10	.21(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Landmark, Resurgens Specialty and RIC (the “Landmark Administrative Services Agreement”), filed as Exhibit 10.16 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.21(b)	List of Contents of Exhibits and Schedules to the Landmark Administrative Services Agreement, filed as Exhibit 10.17 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10.22		Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Royal Indemnity Company Administrative Services Agreement), filed as Exhibit 10.21 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10.23		Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Royal Surplus Lines Insurance Company Administrative Services Agreement), filed as Exhibit 10.22 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10.24		Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Royal Insurance Company of America Administrative Services Agreement), filed as Exhibit 10.23 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10.25		Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Landmark Administrative Services Agreement), filed as Exhibit 10.24 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.26(a)	Stock Purchase Agreement, dated as of June 6, 2003, by and between AIHL and Guaranty National Insurance Company (the “Landmark Stock Purchase Agreement”), filed as Exhibit 10.42 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.26(b)	List of Contents of Exhibits and Schedules to the Landmark Stock Purchase Agreement, filed as Exhibit 10.43 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.27(a)	Stock Purchase Agreement, dated as of June 12, 2003, by and between Swiss Re America Holding Corporation and RSUI (the “RIC Stock Purchase Agreement”), filed as Exhibit 10.44 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.27(b)	List of Contents of Exhibits and Schedules to the RIC Stock Purchase Agreement, filed as Exhibit 10.45 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.28(a)	RIC (Landmark) Quota Share Reinsurance Agreement, dated as of September 2, 2003, by and between Landmark and Royal Indemnity Company (the “Royal Indemnity Company (Landmark) Quota Share Reinsurance Agreement”), filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

Exhibit
Number		Description

10	.28(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company (Landmark) Quota Share Reinsurance Agreement, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.29(a)	RIC (Landmark) Administrative Services Agreement, dated as of September 2, 2003, by and between Royal Indemnity Company and Landmark (the “Royal Indemnity Company (Landmark) Administrative Services Agreement”), filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.
10	.29(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company (Landmark) Administrative Services Agreement, filed as Exhibit 10.5 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.30(a)	Stock Purchase Agreement, dated as of May 19, 2005, by and among Imerys USA, Inc., Imerys, S.A. and Alleghany (the “Imerys Stock Purchase Agreement”), filed as Exhibit 10.1(a) to Alleghany’s Current Report on Form 8-K filed on May 23, 2005, is incorporated herein by reference.
10	.30(b)	List of Contents of Exhibits and Schedules to the Imerys Stock Purchase Agreement, filed as Exhibit 10.1(b) to Alleghany’s Current Report on Form 8-K filed on May 23, 2005, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10.31		Agreement and Plan of Merger, dated as of June 27, 2008, by and among Darwin, AWAC and Allied World Merger Company, filed as Exhibit 2.1 to Alleghany’s Current Report on Form 8-K filed on June 30, 2008, is incorporated herein by reference.
10.32		Voting Agreement, dated as of June 27, 2008, by and between AIHL and AWAC, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on June 30, 2008, is incorporated herein by reference.
21		List of subsidiaries of Alleghany.
23		Consent of KPMG LLP, independent registered public accounting firm, to the incorporation by reference of its reports relating to the financial statements, the related schedules of Alleghany and subsidiaries and its attestation report.
31.1		Certification of the Chief Executive Officer of Alleghany pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer of Alleghany pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer of Alleghany pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Annual Report on Form 10-K.
32.2		Certification of the Chief Financial Officer of Alleghany pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Annual Report on Form 10-K.