Form 10-Q
period 2010-03-31
ALLEGHANY CORP /DE
filed 2010-05-06
CIK 775368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR QUARTERLY PERIOD ENDED MARCH 31, 2010

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
9,022,040 SHARES AS OF MAY 3, 2010

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(in thousands, except
	share amounts)
	(unaudited)
Assets
Investments
Available-for-sale securities at fair value:
Equity securities (cost: 2010 – $746,316; 2009 – $530,945)	$839,964	$624,546
Debt securities (amortized cost: 2010 – $3,006,885; 2009 – $3,235,595)	3,070,666	3,289,013
Short-term investments	204,706	262,903

	4,115,336	4,176,462

Other invested assets	242,609	238,227

Total investments	4,357,945	4,414,689

Cash	55,775	32,526
Premium balances receivable	152,295	145,992
Reinsurance recoverables	968,296	976,172
Ceded unearned premium reserves	152,202	160,713
Deferred acquisition costs	67,968	71,098
Property and equipment at cost, net of accumulated depreciation and amortization	19,738	20,097
Goodwill and other intangibles, net of amortization	144,829	145,667
Net deferred tax assets	114,304	124,266
Other assets	152,944	101,550

	$6,186,296	$6,192,770

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$2,479,326	$2,520,979
Unearned premiums	540,809	573,906
Reinsurance payable	51,563	51,795
Current taxes payable	12,245	3,827
Other liabilities	328,061	324,742

Total liabilities	3,412,004	3,475,249

Common stock (shares authorized: 2010 and 2009 – 22,000,000; issued and outstanding 2010 – 9,300,448; 2009 – 9,300,734)	9,118	9,118
Contributed capital	916,822	921,225
Accumulated other comprehensive income	107,407	94,045
Treasury stock, at cost (2010 – 276,625 shares; 2009 – 258,013 shares)	(71,858)	(66,325)
Retained earnings	1,812,803	1,759,458

Total stockholders’ equity	2,774,292	2,717,521

	$6,186,296	$6,192,770

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings and Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2010	2009
	(in thousands, except
	per share amounts)
Revenues
Net premiums earned	$194,700	$218,044
Net investment income	31,429	27,069
Net realized capital gains	26,467	60,482
Other than temporary impairment losses	(1,077)	(66,126)
Other income	133	449

Total revenues	251,652	239,918

Costs and expenses
Loss and loss adjustment expenses	96,627	112,837
Commissions, brokerage and other underwriting expenses	66,356	67,450
Other operating expenses	8,851	9,213
Corporate administration	5,234	(92)
Interest expense	219	163

Total costs and expenses	177,287	189,571

Earnings before income taxes	74,365	50,347
Income taxes	16,196	5,773

Net earnings	$58,169	$44,574

Other comprehensive income
Change in unrealized gains (losses), net of deferred taxes	$29,818	$(40,717)
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes	(16,504)	3,669
Other	49	(56)

Comprehensive income	$71,532	$7,470

Net earnings	$58,169	$44,574
Preferred dividends	—	3,908

Net earnings available to common stockholders	$58,169	$40,666

Basic earnings per share*	$6.44	$4.73
Diluted earnings per share*	$6.38	$4.45

*	Amounts reflect subsequent common stock dividends.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Cash flows from operating activities
Net earnings	$58,169	$44,574
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,587	7,742
Net realized capital (gains) losses	(26,467)	(60,482)
Other than temporary impairment losses	1,077	66,126
(Increase) decrease in other assets	(2,705)	(11,743)
(Increase) decrease in reinsurance receivable, net of reinsurance payable	7,644	31,266
(Increase) decrease in premium balances receivable	(6,303)	(19,331)
(Increase) decrease in ceded unearned premium reserves	8,511	2,978
(Increase) decrease in deferred acquisition costs	3,130	2,695
Increase (decrease) in other liabilities and current taxes	(21,744)	(40,236)
Increase (decrease) in unearned premiums	(33,097)	(17,705)
Increase (decrease) in losses and loss adjustment expenses	(41,653)	(10,468)

Net adjustments	(101,020)	(49,158)

Net cash (used in) provided by operating activities	(42,851)	(4,584)

Cash flows from investing activities
Purchase of investments	(480,229)	(603,015)
Sales of investments	440,116	289,853
Maturities of investments	59,564	63,525
Purchases of property and equipment	(1,389)	(1,388)
Net change in short-term investments	58,208	385,181
Other, net	(2,828)	1,182

Net cash (used in) provided by investing activities	73,442	135,338

Cash flows from financing activities
Treasury stock acquisitions	(7,517)	(9,101)
Convertible preferred stock acquisition	—	(83,794)
Convertible preferred stock dividends paid	—	(4,304)
Other, net	175	(810)

Net cash (used in) provided by financing activities	(7,342)	(98,009)

Net cash increase (decrease) in cash	23,249	32,745
Cash at beginning of period	32,526	18,125

Cash at end of period	$55,775	$50,870

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$—
Income taxes paid (refunds received)	$2,453	$58
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
1. Principles of Financial Statement Presentation
     This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”) of Alleghany Corporation (“Alleghany”).
     Alleghany, a Delaware corporation, is engaged in the property and casualty and surety insurance business through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”). AIHL’s insurance business is conducted through its wholly-owned subsidiaries RSUI Group, Inc. (“RSUI”), Capitol Transamerica Corporation and Platte River Insurance Company (collectively “CATA”), and Pacific Compensation Corporation, formerly known as Employers Direct Corporation. Effective April 12, 2010, as part of a strategic repositioning effort, Employers Direct Corporation changed its name to Pacific Compensation Corporation (“PCC”), and the name of its insurance subsidiary from Employers Direct Insurance Company to Pacific Compensation Insurance Company. AIHL Re LLC (“AIHL Re”), a captive reinsurance subsidiary of AIHL, has in the past provided reinsurance to Alleghany operating units and affiliates. In addition, Alleghany owns approximately 33 percent of the outstanding shares of common stock of Homesite Group Incorporated (“Homesite”), a national, full-service, mono-line provider of homeowners insurance, and approximately 38 percent of ORX Exploration, Inc. (“ORX”), a regional oil and gas exploration and production company. These investments are reflected in Alleghany’s financial statements in other invested assets. Alleghany also owns and manages properties in the Sacramento, California region through its subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”) and makes strategic investments in operating companies and conducts other activities at the parent level.
     The financial statements contained in this Quarterly Report on Form 10-Q are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to a fair statement of results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.
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
     Certain prior year amounts have been reclassified to conform to the 2010 presentation.
2. Recently Adopted Accounting Pronouncements
     In June 2009, Financial Accounting Standards Board (“FASB”) issued guidance that establishes the FASB Accounting Standards Codification (the “ASC”) as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. The ASC is effective for interim and annual periods ending after September 15, 2009. Alleghany adopted the ASC in the 2009 third quarter, and the implementation did not have any impact on its results of operations and financial condition.
     In September 2009, FASB issued guidance that allows investors to use net asset value as a practical expedient to estimate the fair value of investments in investment companies (and like entities) that do not have readily determinable fair values. This guidance does not apply to investments accounted for using the equity method. This guidance is effective for interim and annual periods ending after December 15, 2009, with early application permitted. Alleghany adopted this guidance in the fourth quarter of 2009, and the implementation did not have any impact on its results of operations and financial condition. Alleghany’s partnership investments that are accounted for as available-for-sale are subject to this guidance. Net asset value quotes from the third-party general partner of the entity in which such investments are held, which will often be based on unobservable market inputs, constitute the primary input in Alleghany’s determination of the fair value of such investments. The fair value of Alleghany’s available-for-sale partnership investments was $33.5 million at March 31, 2010 and $35.2 million at December 31, 2009.
     In June 2009, FASB issued guidance that changes the way entities account for securitizations and special-purpose entities. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosure about transfers of financial assets, including securitization transactions and an entity’s continuing exposure to the risks related to transferred financial assets. This guidance also changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting rights (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance is generally effective for periods beginning in 2010. Alleghany adopted this guidance in the 2010 first quarter, and the implementation did not have an impact on its results of operations and financial condition. Alleghany did not have any off-balance sheet arrangements outstanding at March 31, 2010 or December 31, 2009, including those that may involve the types of entities contemplated in this guidance.
     In January 2010, FASB issued guidance that provides for additional financial statement disclosure regarding fair value measurements, including how fair values are measured. This guidance is effective for interim and annual periods ending after December 15, 2009. Alleghany adopted this guidance in the 2010 first quarter, and the implementation did not have any impact on its results of operations and financial condition.

3. Earnings Per Share of Common Stock
     The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2010 and 2009 (in millions, except share amounts):

	2010	2009
Net earnings	$58.2	$44.6
Preferred dividends	—	3.9

Income available to common stockholders for basic earnings per share	58.2	40.7
Preferred dividends	—	3.9
Effect of other dilutive securities	(0.5)	(1.5)

Income available to common stockholders for diluted earnings per share	$57.7	$43.1

Weighted average shares outstanding applicable to basic earnings per share	9,032,600	8,602,713
Preferred stock	—	1,083,407
Effect of other dilutive securities	10,223	2,359

Adjusted weighted average shares outstanding applicable to diluted earnings per share	9,042,823	9,688,479

     Contingently issuable shares of 39,606 and 36,255 were potentially available during the 2010 and 2009 first quarters, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.
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
    (c) Asbestos and Environmental Impairment Exposure
     AIHL’s reserves for unpaid losses and loss adjustment expenses includes $18.0 million of gross reserves and $17.9 million of net reserves at March 31, 2010, and $18.9 million of gross reserves and $18.8 million of net reserves at December 31, 2009, for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976. This subsidiary exited such business in 1976. Although Alleghany is unable at this time to determine whether additional reserves, which could have a material impact upon its results of operations, may be necessary in the future, Alleghany believes that CATA’s asbestos and environmental reserves were adequate at March 31, 2010. Additional information concerning CATA’s asbestos and environmental exposure can be found in Note 13 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2009 10-K.

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
     The Products Liability Indemnification is divided into two parts, the first relating to products liability claims arising in respect of events occurring during the period prior to Alleghany’s acquisition of the World Minerals business from Johns Manville Corporation, Inc., formerly known as Manville Sales Corporation, (“Manville”) in July 1991 (the “Manville Period”), and the second relating to products liability claims arising in respect of events occurring during the period of Alleghany ownership (the “Alleghany Period”).
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
     Additional information concerning the Contract Indemnification and Products Liability Indemnification can be found in Note 13 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2009 10-K.
     Based on Alleghany’s historical experience and other analyses, in July 2005, Alleghany established a $0.6 million reserve in connection with the Products Liability Indemnification for the Alleghany Period. Such reserve was approximately $0.3 million at both March 31, 2010 and December 31, 2009.
     (e) Equity Holdings Concentration
     At March 31, 2010 and December 31, 2009, Alleghany had a concentration of market risk in its available-for-sale equity securities portfolio with respect to certain energy sector businesses of $625.1 million and $399.2 million, respectively. Of the $625.1 million, $269.9 million represents Alleghany’s ownership of common stock of Exxon Mobil Corporation.
5. Segments of Business
     Information related to Alleghany’s reportable segment is shown in the table below. Property and casualty and surety insurance operations are conducted by AIHL through its insurance operating units RSUI, CATA and PCC. In addition, AIHL Re is a wholly-owned subsidiary of AIHL that has in the past provided reinsurance to Alleghany’s insurance operating units and affiliates.
     Alleghany’s reportable segment is reported in a manner consistent with the way management evaluates the businesses. As such, insurance underwriting activities are evaluated separately from investment activities. Net realized capital gains and other-than-temporary impairment losses are not considered relevant in evaluating investment performance on an annual basis. Segment accounting policies are described in Note 1 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2009 10-K.
     The primary components of “corporate activities” are Alleghany Properties, Alleghany’s investments in Homesite and ORX and strategic investments and other activities at the parent level.

	Three Months Ended
	March 31,
	2010	2009
	(in millions)
Revenues:
AIHL insurance group:
Net premiums earned
RSUI	$150.3	$160.7
CATA	40.6	41.9
PCC	3.8	15.4
AIHL Re	—	—

	194.7	218.0

Net investment income	33.4	27.0
Net realized capital gains	22.7	7.5
Other than temporary impairment losses (1)	(1.1)	(66.1)
Other income	0.1	0.5

Total insurance group	249.8	186.9

Corporate activities:
Net investment income (2)	(1.9)	—
Net realized capital gains (3)	3.8	53.0
Other than temporary impairment losses	—	—
Other income	—	—

Total	$251.7	$239.9

Earnings before income taxes:
AIHL insurance group:
Underwriting profit (loss) (4)
RSUI	$36.8	$42.2
CATA	0.3	2.2
PCC	(5.4)	(6.6)
AIHL Re	—	—

	31.7	37.8

Net investment income	33.4	27.0
Net realized capital gains	22.7	7.5
Other than temporary impairment losses (1)	(1.1)	(66.1)
Other income, less other expenses	(8.4)	(8.4)

Total insurance group	78.3	(2.2)

Corporate activities:
Net investment income (2)	(1.9)	—
Net realized capital gains (3)	3.8	53.0
Other than temporary impairment losses	—	—
Other income	—	—
Corporate administration and other expenses	5.7	0.2
Interest expense	0.1	0.2

Total	$74.4	$50.4

(1)	Reflects impairment charges for unrealized losses related to AIHL’s investment portfolio that were deemed to be other-than temporary. See Note 7.

(2)	Includes $1.8 million and $1.1 million of Alleghany’s equity in losses of Homesite, net of purchase accounting adjustments, for the three months ended March 31, 2010 and 2009, respectively. Also includes $2.4 million and $0.7 million of Alleghany’s equity in losses of ORX, net of purchase accounting adjustments, for three months ended March 31, 2010 and 2009, respectively.

(3)	With respect to the three months ended March 31, 2009, primarily reflects net realized capital gains from the sale of shares of Burlington Northern Santa Fe Corporation common stock.

(4)	Represents net premiums earned less loss and loss adjustment expenses and commission, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, other-than-temporary impairment losses, other income or other expenses. Commission, brokerage and other underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses attributable primarily to underwriting activities, whereas the remainder constitutes other expenses.
6. Reinsurance
     As discussed in the 2009 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk, and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2010. RSUI placed all of its catastrophe reinsurance program for the 2010-2011 period, and the new program is substantially similar to the expired program. The new reinsurance program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 33.00 percent co-participation by RSUI, in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5 percent co-participation by RSUI, in excess of $200.0 million. In addition, RSUI’s property per risk reinsurance program for the 2010-2011 period provides RSUI with coverage for $90.0 million of losses, before a 10.0 percent co-participation by RSUI (compared with no RSUI co-participation under the expired program), in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance. As discussed in Note 5(d) to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2009 10-K, RSUI reinsures its other lines of business through quota share treaties, except for professional liability and binding authority lines where RSUI retains all of such business.
7. Investments
     (a) Fair Value
     The estimated carrying values and fair values of Alleghany’s financial instruments as of March 31, 2010 and December 31, 2009 are as follows (in millions):

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Investments (excluding equity method investments and loans)*	$4,148.9	$4,148.9	$4,211.6	$4,211.6

*	This table includes available-for-sale investments (securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method (Homesite, ORX and other partnership investments) as well as certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
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
     The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	“Level 1” — Valuations are based on unadjusted quoted prices in active markets for identical, unrestricted assets. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these assets does not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Alleghany’s Level 1 assets generally include publicly traded common stocks and debt securities issued directly by the U.S. Government, where Alleghany’s valuations are based on quoted market prices.
•	“Level 2” — Valuations are based on quoted market prices where such markets are not deemed to be sufficiently “active.” In such circumstances, additional valuation metrics will be used which involve direct or indirect observable market inputs. Alleghany’s Level 2 assets generally include preferred stocks and debt securities other than debt issued directly by the U.S. Government. Substantially all of the determinations of value in this category are based on a single quote from third-party dealers and pricing services. As Alleghany generally does not make any adjustments thereto, such quote typically constitutes the sole input in Alleghany’s determination of the fair value of these types of securities. In developing a quote, such third parties will use the terms of the security and market-based inputs. Terms of the security include coupon, maturity date, and any special provisions that may, for example, enable the investor, at its election, to redeem the security prior to its scheduled maturity date. Market-based inputs include the level of interest rates applicable to comparable securities in the market place and current credit rating(s) of the security. Such quotes are generally non-binding.
•	“Level 3” — Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Valuation under Level 3 generally involves a significant degree of judgment on the part of Alleghany. Alleghany’s Level 3 assets are primarily limited to partnership investments. Net asset value quotes from the third-party general partner of the entity in which such investments are held, which will often be based on unobservable market inputs, constitute the primary input in Alleghany’s determination of the fair value of such assets.

     Alleghany validates the reasonableness of its fair value determinations for Level 2 securities by testing the methodology of the relevant third-party dealer or pricing service that provides the quotes upon which the fair value determinations are made. Alleghany tests the methodology by comparing such quotes with prices from executed market trades when such trades occur. Alleghany discusses with the relevant third-party dealer or pricing service any identified material discrepancy between the quote derived from its methodology and the executed market trade in order to resolve the discrepancy. Alleghany uses the quote from the third-party dealer or pricing service unless Alleghany determines that the methodology used to produce such quote is not in compliance with GAAP. In addition to such procedures, Alleghany also compares the aggregate amount of the fair value for such Level 2 securities with the aggregate fair value provided by a third-party financial institution. Furthermore, Alleghany reviews the reasonableness of its classification of securities within the three-tiered hierarchy to ensure that the classification is consistent with GAAP. The estimated carrying values of Alleghany’s financial instruments as of March 31, 2010 and December 31, 2009 allocated among the three levels set forth above were as follows (in millions):

	Level 1	Level 2	Level 3 (1)	Total
As of March 31, 2010
Equity securities:
Common stock	$840.0	$—	$—	$840.0
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	428.3	—	—	428.3
Mortgage and asset-backed securities (2)	—	932.6	12.0	944.6
States, municipalities, political subdivisions bonds	—	1,200.5	—	1,200.5
Foreign bonds	—	131.5	—	131.5
Corporate bonds and other	—	365.8	—	365.8

	428.3	2,630.4	12.0	3,070.7

Short-term investments	88.9	115.8	—	204.7
Other invested assets	—	—	33.5	33.5

Investments (excluding equity method investments)	$1,357.2	$2,746.2	$45.5	$4,148.9

As of December 31, 2009
Equity securities:
Common stock	$624.5	$—	$—	$624.5
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	638.4	—	—	638.4
Mortgage and asset-backed securities (2)	—	958.8	—	958.8
States, municipalities, political subdivisions bonds	—	1,234.0	—	1,234.0
Foreign bonds	—	144.3	—	144.3
Corporate bonds and other	—	313.5	—	313.5

	638.4	2,650.6	—	3,289.0

Short-term investments	75.2	187.7	—	262.9
Other invested assets	—	—	35.2	35.2

Investments (excluding equity method investments)	$1,338.1	$2,838.3	$35.2	$4,211.6

(1)	Level 3 securities consist of partnership investments and certain debt securities. The carrying value of partnership investments of $33.5 million decreased by $1.7 million from the December 31, 2009 carrying value of $35.2 million, due primarily to sales of $4.6 million (which generated a realized capital gain of $1.6 million), partially offset by an increase in estimated fair value during the period of $2.9 million. The carrying value of debt securities of $12.0 million reflects a single debt security purchased during the 2010 first quarter.

(2)	Consists primarily of residential mortgage-backed securities.

     (b) Available-For-Sale Securities
     Available-for-sale securities at March 31, 2010 and December 31, 2009 are summarized as follows (in millions):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
March 31, 2010
Consolidated
Equity securities:
Common stock	$746.3	$101.1	$(7.4)	$840.0
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	424.2	4.5	(0.4)	428.3
Mortgage and asset-backed securities*	930.4	23.3	(9.1)	944.6
States, municipalities and political subdivisions bonds	1,171.5	31.7	(2.7)	1,200.5
Foreign bonds	125.7	5.8	—	131.5
Corporate bonds and other	355.1	11.0	(0.3)	365.8

	3,006.9	76.3	(12.5)	3,070.7

Short-term investments	204.7	—	—	204.7

	$3,957.9	$177.4	$(19.9)	$4,115.4

Industry Segment
AIHL insurance group	$3,697.6	$175.7	$(19.5)	$3,853.8
Corporate activities	260.3	1.7	(0.4)	261.6

	$3,957.9	$177.4	$(19.9)	$4,115.4

December 31, 2009
Consolidated
Equity securities:
Common stock	$530.9	$99.4	$(5.8)	$624.5
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	634.8	5.1	(1.5)	638.4
Mortgage and asset-backed securities*	955.8	16.5	(13.5)	958.8
States, municipalities and political subdivisions bonds	1,202.2	35.0	(3.2)	1,234.0
Foreign bonds	137.8	6.5	—	144.3
Corporate bonds and other	305.0	8.9	(0.4)	313.5

	3,235.6	72.0	(18.6)	3,289.0

Short-term investments	262.9	—	—	262.9

	$4,029.4	$171.4	$(24.4)	$4,176.4

Industry Segment
AIHL insurance group	$3,744.7	$167.0	$(23.3)	$3,888.4
Corporate activities	284.7	4.4	(1.1)	288.0

	$4,029.4	$171.4	$(24.4)	$4,176.4

*	Consists primarily of residential mortgage-backed securities.

     The amortized cost and estimated fair value of debt securities at March 31, 2010 by contractual maturity are shown below (in millions). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Short-term investments due in one year or less	$204.7	$204.7

Mortgage and asset-backed securities	930.4	944.6

Debt securities
One year or less	170.1	171.9
Over one through five years	990.0	1,015.7
Over five through ten years	439.6	454.0
Over ten years	476.8	484.5

Equity securities	746.3	840.0

	$3,957.9	$4,115.4

     The proceeds from sales of available-for-sale securities were $440.1 million and $289.9 million for the three months ended March 31, 2010 and 2009, respectively. The amounts of gross realized capital gains and gross realized capital losses of available-for-sale securities for the three months ended March 31, 2010 and March 31, 2009 were:

	Three Months
	Ended March 31,
	2010	2009
	(in millions)
Gross realized gains	$27.1	$63.5
Gross realized losses	(0.6)	(3.0)

Net realized gains	$26.5	$60.5

     The gross loss amounts exclude other-than-temporary impairment losses, as discussed below. Realized gains and losses on investments are determined in accordance with the specific identification method.
     (c) Other-Than-Temporary-Impairment Losses
     Alleghany holds its equity and debt securities as available for sale, and as such, these securities are recorded at fair value. Alleghany continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If Alleghany believes a decline in the value of a particular investment is temporary, Alleghany records the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other-than temporary, Alleghany writes it down to the carrying value of the investment and records an other-than-temporary impairment loss on its statement of earnings. In addition, under GAAP, any portion of such decline that relates to debt securities that is believed to arise from factors other than credit is to be recorded as a component of other comprehensive income.
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
     Other-than-temporary impairment losses for the three months ended March 31, 2010 reflect $1.1 million of unrealized losses that were deemed to be other-than temporary and, as such, are required to be charged against earnings. All of the $1.1 million of other-than-temporary impairment losses related to equity holdings. The determination that unrealized losses on such securities were other-than temporary was primarily based on the severity and duration of the declines in fair value of such securities relative to their cost as of the balance sheet date. Other-than-temporary impairment losses for the three months ended March 31, 2009 reflect $66.1 million of unrealized losses that were deemed to be other-than temporary and, as such, are required to be charged against earnings. Of the $66.1 million, $45.9 million related to equity holdings in the energy sector, $9.2 million related to equity holdings in various other sectors, and $11.0 million related to debt security holdings (all of which were deemed to be credit-related). Such severe declines are primarily related to a significant deterioration of U.S. equity market conditions during the latter part of 2008 and extending through the first quarter of 2009.
     After adjusting the cost basis of securities for the recognition of unrealized losses through other-than-temporary impairment losses, the gross unrealized investment losses and related fair value for debt securities and equity securities at March 31, 2010 and December 31, 2009 were as follows (in millions):

	As of March 31, 2010		As of December 31, 2009
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Debt securities
U.S. Government obligations
Less than 12 months	$205.7	$0.4	$225.5	$1.5
More than 12 months	—	—	—	—
Mortgage and asset-backed securities
Less than 12 months	23.0	0.5	18.6	0.7
More than 12 months	88.9	8.6	149.2	12.8
States, municipalities and political subdivisions bonds
Less than 12 months	113.8	2.1	98.1	2.5
More than 12 months	11.9	0.6	16.1	0.7
Foreign bonds
Less than 12 months	15.1	—	1.0	—
More than 12 months	—	—	—	—
Corporate bonds and other
Less than 12 months	53.8	0.3	50.7	0.4
More than 12 months	0.5	—	1.8	—

Total debt securities
Less than 12 months	411.4	3.3	393.9	5.1
More than 12 months	101.3	9.2	167.1	13.5

Equity securities — Common Stock
Less than 12 months	177.8	7.4	105.0	5.8
More than 12 months	—	—	—	—

Equity securities — Preferred Stock
Less than 12 months	—	—	—	—
More than 12 months	—	—	—	—

Total temporarily impaired securities
Less than 12 months	589.2	10.7	498.9	10.9
More than 12 months	101.3	9.2	167.1	13.5

Total	$690.5	$19.9	$666.0	$24.4

     As of March 31, 2010, Alleghany held a total of 137 debt and equity investments that were in an unrealized loss position, of which 38 investments, all related to debt securities, were in an unrealized loss position continuously for 12 months or more. Of the debt investments that were in an unrealized loss position, most relate to mortgage and asset-backed securities, and states, municipalities and political subdivisions bonds. At March 31, 2010, virtually all of Alleghany’s debt securities were rated investment grade.
     At March 31, 2010, non-income producing invested assets were insignificant.
8. Income Taxes
     As of March 31, 2010, Alleghany believes there were no material uncertain tax positions that would require disclosure under GAAP.
     The effective tax rate on earnings before income taxes was 21.8 percent for the first three months of 2010, compared with 11.5 percent for the corresponding 2009 period. The higher effective tax rate in 2010 primarily reflects the lesser impact of tax-exempt income on Alleghany’s increased earnings in the 2010 period, partially offset by Alleghany’s recognition of a permanent tax benefit in the 2010 first quarter. This $2.2 million permanent tax benefit relates to a finalization of Alleghany’s unused foreign tax credits arising from its prior ownership of World Minerals which was sold on July 14, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     References to the “Company,” “Alleghany,” “we,” “us,” and “our” in Items 2, 3 and 4 of Part I, as well as in Part II, of this Quarterly Report on Form 10-Q, or “this Form 10-Q,” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. “AIHL” refers to our insurance holding company subsidiary Alleghany Insurance Holdings LLC. “RSUI” refers to our subsidiary RSUI Group, Inc. and its subsidiaries. “CATA” refers to our subsidiary Capitol Transamerica Corporation and its subsidiaries and also includes the results of operations of Platte River Insurance Company unless the context otherwise requires. “PCC” refers to our subsidiary Pacific Compensation Corporation (formerly known as Employers Direct Corporation) and its subsidiaries. Effective April 12, 2010, Employers Direct Corporation changed its name to Pacific Compensation Corporation, and the name of its insurance subsidiary from Employers Direct Insurance Company to Pacific Compensation Insurance Company, or “PCIC.” “AIHL Re” refers to our subsidiary AIHL Re LLC. Unless the context otherwise requires, references to AIHL include the results of operations of RSUI, CATA, PCC and AIHL Re. “Alleghany Properties” refers to our subsidiary Alleghany Properties Holdings LLC and its subsidiaries.
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
     We review our critical accounting estimates and assumptions quarterly. These reviews include evaluating the adequacy of reserves for unpaid losses and loss adjustment expenses and the reinsurance allowance for doubtful accounts, analyzing the recoverability of deferred tax assets, assessing goodwill for impairment and evaluating the investment portfolio for other-than-temporary declines in estimated fair value. Actual results may differ from the estimates used in preparing the financial statements.
     Readers are encouraged to review our Report on Form 10-K for the year ended December 31, 2009, or the “2009 10-K,” for a more complete description of our critical accounting estimates.
Consolidated Results of Operations
     The following discussion and analysis presents a review of our results for the three months ended March 31, 2010 and 2009. You should read this review in conjunction with the consolidated financial statements and other data presented in this Form 10-Q as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2009 10-K. Our results for the first three months of 2010 are not indicative of operating results in future periods.
Overview
     We are engaged, through AIHL and its subsidiaries, primarily in the property and casualty and surety insurance business. We also own and manage properties in the Sacramento, California region through our subsidiary Alleghany Properties and seek out strategic investments and conduct other activities at the parent level. Strategic investments currently include an approximately 33 percent stake in Homesite Group Incorporated, or “Homesite,” a national, full-service, mono-line provider of homeowners insurance, and an approximately 38 percent stake in ORX Exploration Inc., or “ORX,” a regional gas and oil exploration and production company. Our primary sources of revenues and earnings are our insurance operations and investments.

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
     Catastrophe losses, or the absence thereof, can have a significant impact on our results. For example, RSUI’s pre-tax catastrophe losses, net of reinsurance, were minimal in 2009, compared with $97.9 million in 2008 (primarily reflecting net losses from 2008 third quarter Hurricanes Ike, Gustav and Dolly). The incidence and severity of catastrophes in any short period of time are inherently unpredictable. Catastrophes can cause losses in a variety of our property and casualty lines of business, and most of our past catastrophe-related claims have resulted from severe hurricanes. Longer-term natural catastrophe trends may be changing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, sea, land and air temperatures, sea levels, rain and snow. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events such as hurricanes. To the extent climate change increases the frequency and severity of such weather events, our insurance operating units, particularly RSUI, may face increased claims, particularly with respect to properties located in coastal areas. Our insurance operating units take certain measures to mitigate against the frequency and severity of such events by giving consideration to these risks in their underwriting and pricing decisions and through the purchase of reinsurance.
     At March 31, 2010, we had consolidated total investments of approximately $4.4 billion, of which approximately $3.1 billion was invested in debt securities and approximately $840.0 million was invested in equity securities. Net realized capital gains, other-than-temporary impairment losses and net investment income related to such investment assets are subject to market conditions and management investment decisions and as a result can have a significant impact on our profitability. In the 2010 first quarter, net realized capital gains were $26.5 million, compared with $60.5 million in the comparable 2009 period, and other-than-temporary impairment losses were $1.1 million in 2010 first quarter, compared with $66.1 million in the corresponding 2009 period.
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
     The following table summarizes our consolidated revenues, costs and expenses and earnings.

	Three Months Ended
	March 31,
	2010	2009
	(in millions)
Revenues
Net premiums earned	$194.7	$218.0
Net investment income	31.4	27.0
Net realized capital gains	26.5	60.5
Other than temporary impairment losses	(1.1)	(66.1)
Other income	0.2	0.5

Total revenues	$251.7	$239.9

Costs and expenses
Loss and loss adjustment expenses	$96.6	$112.8
Commissions, brokerage and other underwriting expenses	66.4	67.4
Other operating expenses	8.9	9.2
Corporate administration	5.2	(0.1)
Interest expense	0.2	0.2

Total costs and expenses	$177.3	$189.5

Earnings before income taxes	$74.4	$50.4
Income taxes	16.2	5.8

Net earnings	$58.2	$44.6

Revenues:
AIHL	$249.8	$186.9
Corporate activities*	1.9	53.0
Earnings (loss) before income taxes:
AIHL	$78.3	$(2.2)
Corporate activities*	(3.9)	52.6

*	Corporate activities consist of Alleghany Properties, our investments in Homesite and ORX and corporate activities at the parent level.
     Our earnings before income taxes in the 2010 first quarter increased from the corresponding 2009 period, primarily reflecting lower other-than-temporary impairment losses and, to a lesser extent, a decrease in loss and loss adjustment expenses, or “LAE,” partially offset by lower net realized capital gains and net premiums earned. The decrease in other-than-temporary impairment losses was due in part to improved equity market conditions in first three months of 2010 compared with the corresponding 2009 period. The decrease in loss and LAE primarily reflects lower RSUI property claims incurred in the first quarter of 2010 compared with the 2009 first quarter. The decrease in net realized capital gains primarily reflects the absence of sales of common stock of Burlington Northern Santa Fe Corporation, or “Burlington Northern,” in the 2010 period, which were significant in the 2009 period. The decrease in net premiums earned primarily reflects the impact of continuing competition at our insurance operating units. In addition, PCC’s determination to cease soliciting new and renewal business on a direct basis in June 2009 caused both loss and LAE and net premiums earned for PCC to decrease substantially in the 2010 first quarter from the corresponding 2009 period.
     The effective tax rate on earnings before income taxes was 21.8 percent for the first three months of 2010, compared with 11.5 percent for the corresponding 2009 period. The higher effective tax rate in 2010 primarily reflects the lesser impact of tax-exempt income on our increased earnings in the 2010 period, partially offset by our recognition of a permanent tax benefit in the 2010 first quarter. This $2.2 million permanent tax benefit relates to a finalization of our unused foreign tax credits arising from Alleghany’s prior ownership of World Minerals, Inc. which was sold on July 14, 2005.

AIHL Operating Results
AIHL Operating Unit Pre-Tax Results

	RSUI	AIHL Re	CATA	PCC	AIHL
	(in millions, except ratios)
Three months ended March 31, 2010
Gross premiums written	$222.0	$—	$40.6	$2.4	$265.0
Net premiums written	130.3	—	38.2	2.3	170.8

Net premiums earned (1)	$150.3	$—	$40.6	$3.8	$194.7
Loss and loss adjustment expenses	72.8	—	21.0	2.8	96.6
Commission, brokerage and other underwriting expenses (2)	40.7	—	19.3	6.4	66.4

Underwriting profit (loss) (3)	$36.8	$—	$0.3	$(5.4)	$31.7

Net investment income (1)					33.4
Net realized capital gains (1)					22.7
Other than temporary impairment losses (1)					(1.1)
Other income (1)					0.1
Other expenses (2)					8.5

Earnings before income taxes					$78.3

Loss ratio (4)	48.5%	—	51.6%	74.2%	49.6%
Expense ratio (5)	27.1%	—	47.6%	166.3%	34.1%

Combined ratio (6)	75.6%	—	99.2%	240.5%	83.7%

Three months ended March 31, 2009
Gross premiums written	$250.1	$—	$42.1	$16.4	$308.6
Net premiums written	149.7	—	38.2	15.3	203.2

Net premiums earned (1)	$160.7	$—	$41.9	$15.4	$218.0
Loss and loss adjustment expenses	77.5	—	20.9	14.4	112.8
Commission, brokerage and other underwriting expenses (2)	41.0	—	18.8	7.6	67.4

Underwriting profit (loss) (3)	$42.2	$—	$2.2	$(6.6)	$37.8

Net investment income (1)					27.0
Net realized capital losses (1)					7.5
Other than temporary impairment losses (1)					(66.1)
Other income (1)					0.5
Other expenses (2)					8.9

Losses before income taxes					$(2.2)

Loss ratio (4)	48.2%	—	50.0%	93.5%	51.7%
Expense ratio (5)	25.5%	—	44.8%	49.4%	30.9%

Combined ratio (6)	73.7%	—	94.8%	142.9%	82.6%

(1)	Represent components of total revenues.

(2)	Commission, brokerage and other underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses attributable primarily to underwriting activities, whereas the remainder constitutes other expenses.

(3)	Represents net premiums earned less loss and LAE and commission, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, other-than-temporary impairment losses, other income or other expenses. Underwriting profit does not replace net earnings determined in accordance with GAAP as a measure of profitability; rather, we believe that underwriting profit, which does not include net investment income, net realized capital gains, other-than-temporary impairment losses, other income or other expenses, enhances the understanding of AIHL’s insurance operating units’ operating results by highlighting net earnings attributable to their underwriting performance. With the addition of net investment income, net realized capital gains, other-than-temporary impairment losses, other income and other expenses, reported pre-tax net earnings (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting profit as an important measure in the overall evaluation of performance.

(4)	Loss and LAE divided by net premiums earned, all as determined in accordance with GAAP.

(5)	Commission, brokerage and other underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.

(6)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on losses (including LAE) and commission, brokerage and other underwriting expenses.
     Discussion of individual AIHL operating unit results follows, and AIHL investment results are discussed below under “AIHL Investment Results.”
RSUI
     The decrease in gross premiums written by RSUI in the 2010 first quarter from the corresponding 2009 period primarily reflects the impact of continuing and increasing competition, particularly in RSUI’s property, umbrella/excess and general liability lines of business, partially offset by growth in RSUI’s binding authority business. RSUI’s net premiums earned decreased in the 2010 first quarter from the corresponding 2009 period primarily due to the decline in gross premiums written, partially offset by a decrease in ceded premiums written associated primarily with RSUI’s property line of business.
     The decrease in loss and LAE in the 2010 first quarter from the corresponding 2009 period primarily reflects lower non-catastrophe property losses incurred and the impact of lower net premiums earned, partially offset by a net $7.5 million increase in loss reserves as a result of an increase in estimated ultimate 2007 accident year losses for the directors and officers, or “D&O,” liability line of business, reflecting, in part, unfavorable loss emergence on certain sub-prime mortgage industry claims. This reserve increase did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for its D&O line of business earned in 2010. Net catastrophe losses were minimal in both the 2010 and 2009 first quarters.
     The decrease in net premiums earned, partially offset by a decrease in loss and LAE, was the primary cause for the decrease in RSUI’s underwriting profit in the 2010 first quarter from the corresponding 2009 period.
     In general, rates at RSUI in the first three months of 2010, compared with the corresponding 2009 period, reflect overall industry trends of downward pricing as a result of increased competition. RSUI continued to see fewer qualified opportunities to write business in the first three months of 2010, as a more competitive market caused less business to flow into the wholesale marketplace in which RSUI operates.
     As discussed in the 2009 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk, and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2010. RSUI placed all of its catastrophe reinsurance program for the 2010-2011 period, and the new program is substantially similar to the expired program. The new reinsurance program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 33.00 percent co-participation by RSUI, in excess of the

$100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5 percent co-participation by RSUI, in excess of $200.0 million. In addition, RSUI’s property per risk reinsurance program for the 2010-2011 period provides RSUI with coverage for $90.0 million of losses, before a 10.0 percent co-participation by RSUI (compared with no RSUI co-participation under the expired program), in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance. As discussed in Note 5(d) to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2009 10-K, RSUI reinsures its other lines of business through quota share treaties, except for professional liability and binding authority lines where RSUI retains all of such business.
CATA
     CATA’s net premiums earned in the 2010 first quarter decreased from the corresponding 2009 period, primarily reflecting continuing price competition in CATA’s property and casualty (including in excess and surplus markets) and commercial surety lines of business, partially offset by higher gross premiums written and net premiums earned in CATA’s specialty markets division and miscellaneous errors and omissions liability lines of business.
     Loss and LAE in the 2010 first quarter was essentially unchanged from the corresponding 2009 period, primarily reflecting the impact of lower net premiums earned in the 2010 first quarter, offset by a lower amount of prior year reserve releases in such period. During the first three months of 2010, CATA had net prior year reserve releases of $0.8 million, compared with $2.9 million in the corresponding 2009 period, primarily reflecting favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The $0.8 million reserve release was primarily related to casualty prior accident year reserves and did not impact the assumptions used in estimating CATA’s loss and LAE liabilities for business earned in the first quarter of 2010. The $2.9 million reserve release in the 2009 first quarter was primarily related to prior accident year reserves for CATA’s casualty and surety lines of business, including the discontinued contract surety line of business.
     The decrease in net premiums earned, partially offset by the decrease in loss and LAE described above, was the primary cause for the decrease in CATA’s underwriting profit in 2010 first quarter from the corresponding 2009 period.
     In general, rates at CATA in the first three months of 2010, compared with the corresponding 2009 period, reflect overall industry trends of downward pricing as a result of increased competition.
PCC
     PCC reported an underwriting loss of $5.4 million for the first three months of 2010, primarily reflecting a substantial decrease in net premiums earned from the corresponding 2009 period as a result of PCC’s determination to cease soliciting new and renewal business on a direct basis in June 2009. PCC’s decision to cease soliciting new and renewal business on a direct basis was due to its determination that it was unable to write business at rates it deemed adequate due to the state of the California workers’ compensation market. On June 30, 2009, A.M. Best downgraded its rating of PCIC from A- (Excellent), with a negative outlook, to B++ (Good), with a stable outlook. Commencing August 1, 2009, PCC ceased soliciting new or renewal business on a direct basis and took corresponding expense reduction steps, including staff reductions, in light of such determination.

     Effective April 12, 2010, as part of a strategic repositioning effort, Employers Direct Corporation changed its name to Pacific Compensation Corporation and the name of its insurance subsidiary from Employers Direct Insurance Company to Pacific Compensation Insurance Company.
AIHL Investment Results
     Following is information relating to AIHL’s investment results.

	Three Months
	Ended March 31,
	2010	2009
	(in millions)
Net investment income	$33.4	$27.0
Net realized capital gains	$22.7	$7.5
Other than temporary impairment losses	$(1.1)	$(66.1)
     Net Investment Income. The increase in AIHL’s net investment income in the 2010 first quarter from the corresponding 2009 period is due principally to improved results from partnership investments, primarily equity method partnership investments.
     Net Realized Capital Gains. Net realized capital gains in the first quarters of 2010 and 2009 relate primarily to sales of equity securities in the energy and financial sectors, some of which had their cost basis reduced in earlier periods for the recognition of unrealized losses through other-than-temporary impairment losses.
     Other-Than-Temporary Impairment Losses. Other-than-temporary impairment losses in the 2010 first quarter reflect $1.1 million of unrealized losses that were deemed to be other-than temporary and, as such, are required to be charged against earnings. All of the $1.1 million of other-than-temporary impairment losses related to equity holdings. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity and duration of the declines in fair value of such securities relative to their cost as of the balance sheet date. Other-than-temporary impairment losses in the 2009 first quarter reflect $66.1 million of unrealized losses that were deemed to be other than temporary, of which $45.9 million related to equity holdings in the energy sector, $9.2 million related to equity holdings in various other sectors, and $11.0 million related to debt security holdings (all of which were deemed to be credit-related). Such severe declines are primarily related to a significant deterioration of U.S. equity market conditions during the latter part of 2008 and extending through the first quarter of 2009.
     After adjusting the cost basis of securities for the recognition of other-than-temporary impairment losses, no equity security was in a continuous unrealized loss position for twelve months or more as of March 31, 2010. See Note 7 to the Notes to the Unaudited Consolidated Financial Statements set forth in Item 1 of this Form 10-Q for further details concerning gross unrealized investment losses for debt and equity securities at March 31, 2010.

Corporate Activities Operating Results
     The following table summarizes corporate activities’ results (in millions):

	Three Months
	Ended March 31,
	2010	2009
Net investment income	$(1.9)	$—
Net realized capital gains	3.8	53.0
Other than temporary impairment losses	—	—
Other income	—	—

Total revenues	$1.9	$53.0
Corporate administration and other expenses	5.7	0.2
Interest expense	0.1	0.2

Earnings before income taxes	$(3.9)	$52.6

     Corporate activities’ earnings before income taxes decreased in the 2010 first quarter from the corresponding 2009 period, primarily reflecting a decrease in net realized capital gains, and to a lesser extent higher expenses for corporate administration in the corresponding 2010 period. Net realized capital gains in the 2009 first quarter resulted primarily from parent-level sales of shares of Burlington Northern common stock. Expenses for corporate administration were substantially lower in the first quarter of 2009, primarily reflecting lower incentive compensation accruals due partly to less favorable investment results and the resulting reduction in earnings in such period.
     In addition, net investment income includes $1.8 million and $1.1 million of our equity in losses of Homesite, net of purchase accounting adjustments, for the three months ended March 31, 2010 and 2009, respectively. Homesite losses in both periods primarily reflect the impact of increased homeowners insurance claims from severe weather and ongoing purchase accounting adjustments. Net investment income also includes $2.4 million and $0.7 million of our equity in losses of ORX, net of purchase accounting adjustments, for the three months ended March 31, 2010 and 2009, respectively. ORX losses in both periods primarily reflect additional asset impairment charges.
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

					Workers’
	Property	Casualty(1)	CMP(2)	Surety	Comp(3)	All Other(4)	Total
	(dollars in millions)
As of March 31, 2010

Gross loss and LAE reserves	$189.5	$1,937.1	$62.5	$18.3	$231.3	$40.6	$2,479.3
Reinsurance recoverables on unpaid losses	(81.2)	(806.2)	(0.1)	(0.1)	(20.4)	(22.7)	(930.7)

Net loss and LAE reserves	$108.3	$1,130.9	$62.4	$18.2	$210.9	$17.9	$1,548.6

As of December 31, 2009

Gross loss and LAE reserves	$249.1	$1,902.4	$63.6	$18.0	$245.9	$42.0	$2,521.0
Reinsurance recoverables on unpaid losses	(104.5)	(799.5)	(0.2)	(0.1)	(20.2)	(23.2)	(947.7)

Net loss and LAE reserves	$144.6	$1,102.9	$63.4	$17.9	$225.7	$18.8	$1,573.3

(1)	Primarily consists of umbrella/excess, D&O liability, professional liability and general liability.

(2)	Commercial multiple peril.

(3)	Workers’ compensation amounts include PCC, net of purchase accounting adjustments (see Note 4(a) to the Notes to the Consolidated Financial Statements set forth in Item 8 of our 2009 10-K). Such adjustments include a minor reduction of gross and net loss and LAE for acquisition date discounting, as required under purchase accounting. Workers’ compensation amounts also include minor balances from CATA.

(4)	Primarily consists of loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees. The loss and LAE reserves are ceded 100 percent to the sellers. Additional information regarding the loss reserve guarantees can be found in Note 5(b) to the Notes to the Consolidated Financial Statements set forth in Item 8 of our 2009 10-K.
Changes in Loss and LAE Reserves between March 31, 2010 and December 31, 2009
     Gross Reserves. Gross loss and LAE reserves at March 31, 2010 decreased slightly from December 31, 2009, due primarily to reserve decreases in property and to a lesser extent, workers’ compensation lines of business, partially offset by an increase in casualty lines of business. The decrease in property gross loss and LAE reserves is mainly due to loss payments made by RSUI on hurricane related losses incurred in prior years. The decrease in workers’ compensation gross loss and LAE reserves primarily reflects the impact of PCC’s decision to cease soliciting new or renewal business on a direct basis commencing August 1, 2009. The increase in casualty gross loss and LAE reserves primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior accident years at RSUI, as well as an increase in RSUI’s gross D&O liability loss reserves for the 2007 accident year recorded in the 2010 first quarter.
     Net Reserves. Net loss and LAE reserves at March 31, 2010 decreased slightly from December 31, 2009, due primarily to reserve decreases in property and to a lesser extent, workers’ compensation lines of business, partially offset by an increase in casualty lines of business. The decrease in property net loss and LAE reserves is mainly due to loss payments made by RSUI on hurricane related losses incurred in prior years, net of corresponding decreases in reinsurance recoverables on unpaid losses. The decrease in workers’ compensation net loss and LAE reserves primarily reflects the impact of PCC’s decision to cease soliciting new or renewal business on a direct basis commencing August 1, 2009. The increase in casualty net loss and LAE reserves primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited net paid loss activity for the current and prior accident years at RSUI, as well as an increase in RSUI’s net D&O liability loss reserves for the 2007 accident year recorded in the 2010 first quarter.

Reinsurance Recoverables
     At March 31, 2010, AIHL had total reinsurance recoverables of $968.3 million, consisting of $930.7 million of ceded outstanding losses and LAE and $37.6 million of recoverables on paid losses. RSUI’s reinsurance recoverables totaled approximately $816.5 million of AIHL’s $968.3 million. Approximately 93.5 percent of AIHL’s reinsurance recoverables balance at March 31, 2010 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. AIHL’s Reinsurance Security Committee, which includes certain of our officers and the chief financial officer of each of AIHL’s operating units and which manages the use of reinsurance by such operating units, has determined that reinsurers with a rating of A (Excellent) or higher have an ability to meet their ongoing obligations at a level that is acceptable to us.
     Information regarding concentration of AIHL’s reinsurance recoverables at March 31, 2010 is as follows (dollars in millions):

Reinsurer(1)	Rating(2)	Dollar Amount	Percentage
Swiss Re	A (Excellent)	$171.0	17.7%
The Chubb Corporation	A++ (Superior)	107.7	11.1%
Platinum Underwriters Holdings, Ltd.	A (Excellent)	97.7	10.1%
All other reinsurers		591.9	61.1%

Total		$968.3	100.0%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed reinsurer.

(2)	Represents the A.M. Best rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
     At March 31, 2010, AIHL also had fully collateralized reinsurance recoverables of $113.2 million due from Darwin Professional Underwriters, Inc., or “Darwin.” AIHL owned approximately 55 percent of Darwin, a specialty property and casualty insurer, until October 20, 2008, when it was merged with a subsidiary of Allied World Assurance Company Holdings, Ltd. The A.M. Best financial strength rating of Darwin was A (Excellent) at March 31, 2010. AIHL had no allowance for uncollectible reinsurance as of March 31, 2010.
Financial Condition
Parent Level
     General. In general, we follow a policy of maintaining a relatively liquid financial condition at the parent company in the form of cash, marketable securities and minimal amounts of debt. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. At March 31, 2010, we held marketable securities and cash of approximately $264.0 million at the parent company and $556.8 million at AIHL, which totaled $820.8 million. We believe that we have and will have adequate internally generated funds and cash resources to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures at March 31, 2010.
     Stockholders’ equity increased to approximately $2.8 billion as of March 31, 2010, compared with approximately $2.7 billion as of December 31, 2009, representing an increase of 2.1 percent. The increase in stockholders’ equity reflects net earnings and, to a lesser extent, an increase in net unrealized appreciation in our investment portfolio in the first three months of 2010, partially offset by the repurchase of our common stock.

     Common Stock Purchases. In February 2008, we announced that our Board of Directors had authorized the repurchase of shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million. During the first three months of 2010, we repurchased an aggregate of 26,327 shares of our common stock in the open market for approximately $7.5 million, at an average price per share of $285.53 (share and average price amounts are not adjusted for the stock dividend declared in February 2010). As of March 31, 2010 and December 31, 2009, we had 9,018,290 and 9,037,561 shares of our common stock outstanding, respectively. Unless stated otherwise, all preceding figures have been adjusted to reflect the common stock dividend declared in February 2010 and paid in April 2010.
Subsidiaries
     Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources, and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures at March 31, 2010.
     The obligations and cash outflow of AIHL’s insurance operating units include claim settlements, administrative expenses and purchases of investments. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, AIHL’s insurance operating units accumulate funds which they invest pending the need for liquidity. As an insurance company’s cash needs can be unpredictable due to the uncertainty of the claims settlement process, AIHL’s portfolio, which includes those of its insurance operating units, is composed primarily of debt securities and short-term investments to ensure the availability of funds and maintain a sufficient amount of liquid securities. As of March 31, 2010, investments and cash represented 70.3 percent of the assets of AIHL and its insurance operating units.
Consolidated Investment Holdings
     Overview. On a consolidated basis, our invested asset portfolio was approximately $4.4 billion as of March 31, 2010, a decrease of 1.3 percent from December 31, 2009. The decrease is due to negative cash flow at PCC, cash payments for year-end 2009 incentive compensation and our repurchase of common stock, partially offset by net unrealized appreciation on our investment portfolio during the first three months of 2010 and positive cash flow from underwriting activities at RSUI. Negative cash flow at PCC was a result of PCC’s determination to cease soliciting new and renewal business on a direct basis in June 2009.
     At March 31, 2010, the average duration of our consolidated debt securities portfolio was 3.6 years, compared with 3.5 years at December 31, 2009. The overall debt securities portfolio credit quality is measured using the lower of either Standard & Poor’s or Moody’s rating. In this regard, the weighted average rating at March 31, 2010 and December 31, 2009 was AA+, with substantially all securities rated investment grade.

     Fair Value. The estimated carrying values and fair values of our consolidated financial instruments as of March 31, 2010 and December 31, 2009 were as follows (in millions):

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Investments (excluding equity method investments and loans)*	$4,148.9	$4,148.9	$4,211.6	$4,211.6

*	This table includes available-for-sale investments (securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method (Homesite, ORX and other partnership investments) and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
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

•	“Level 3” — Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Valuation under Level 3 generally involves a significant degree of judgment on our part. Our Level 3 assets are primarily limited to partnership investments. Net asset value quotes from the third-party general partner of the entity in which such investments are held, which will often be based on unobservable market inputs, constitute the primary input in our determination of the fair value of such assets.
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

     The estimated carrying values of our financial instruments as of March 31, 2010 and December 31, 2009 allocated among the three levels set forth above were as follows (in millions):

	Level 1	Level 2	Level 3 (1)	Total
As of March 31, 2010
Equity securities:
Common stock	$840.0	$—	$—	$840.0
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	428.3	—	—	428.3
Mortgage and asset-backed securities (2)	—	932.6	12.0	944.6
States, municipalities, political subdivisions bonds	—	1,200.5	—	1,200.5
Foreign bonds	—	131.5	—	131.5
Corporate bonds and other	—	365.8	—	365.8

	428.3	2,630.4	12.0	3,070.7

Short-term investments	88.9	115.8	—	204.7
Other invested assets	—	—	33.5	33.5

Investments (excluding equity method investments and loans)	$1,357.2	$2,746.2	$45.5	$4,148.9

As of December 31, 2009
Equity securities:
Common stock	$624.5	$—	$—	$624.5
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	638.4	—	—	638.4
Mortgage and asset-backed securities (2)	—	958.8	—	958.8
States, municipalities, political subdivisions bonds	—	1,234.0	—	1,234.0
Foreign bonds	—	144.3	—	144.3
Corporate bonds and other	—	313.5	—	313.5

	638.4	2,650.6	—	3,289.0

Short-term investments	75.2	187.7	—	262.9
Other invested assets	—	—	35.2	35.2

Investments (excluding equity method investments)	$1,338.1	$2,838.3	$35.2	$4,211.6

(1)	Level 3 securities consist of partnership investments and certain debt securities. The carrying value of partnership investments of $33.5 million decreased by $1.7 million from the December 31, 2009 carrying value of $35.2 million, due primarily to sales of $4.6 million (which generated a realized capital gain of $1.6 million), partially offset by an increase in estimated fair value during the period of $2.9 million. The carrying value of debt securities of $12.0 million reflects a single debt security purchased during the 2010 first quarter.

(2)	Consists primarily of residential mortgage-backed securities.
     Mortgage- and Asset-Backed Securities. At March 31, 2010, our mortgage- and asset-backed securities portfolio, which primarily includes residential mortgage-backed securities, or “RMBS,” and constituted $944.6 million of our debt securities portfolio, was backed by the following types of underlying collateral (in millions):

Type of Underlying Collateral	Fair Value	Average Rating
RMBS: guaranteed by FNMA or FHLMC (1)	$75.4	Aaa /AAA
RMBS: guaranteed by GNMA (2)	505.8	Aaa /AAA
RMBS: Alt A (3)	19.1	A1 /A+
RMBS: Sub-prime (3)	2.9	Aaa/AAA
RMBS: Prime (3) and other non-RMBS (4)	341.4	Aaa/AAA

Total	$944.6	Aaa /AAA

(1)	“FNMA” refers to the Federal National Mortgage Association, and “FHLMC” refers to the Federal Home Loan Mortgage Corporation.

(2)	“GNMA” refers to the Government National Mortgage Association.

(3)	As defined by Standard & Poor’s.

(4)	In addition to RMBS Prime, includes commercial mortgage-backed securities and other asset-backed securities.
     Municipal Bonds. The following table details the top five state exposures of our municipal bond portfolio as of March 31, 2010 (in millions):

	General	Special	Total
	Obligation	Revenue	Fair Value
Texas	$71.8	$16.6	$88.4
Massachusetts	8.8	58.0	66.8
Illinois	37.6	17.2	54.8
New York	4.3	49.7	54.0
Washington	48.5	8.8	57.3
All other	288.3	378.2	666.5

	$459.3	$528.5	$987.8

Advance refunded/escrowed to maturity bonds			212.7

Total municipal bond portfolio			$1,200.5

Recently Adopted Accounting Pronouncements
     In June 2009, Financial Accounting Standards Board, or “FASB,” issued guidance that establishes the FASB Accounting Standards Codification, or the “ASC,” as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. The ASC is effective for interim and annual periods ending after September 15, 2009. We adopted the ASC in the 2009 third quarter, and the implementation did not have any impact on our results of operations and financial condition.
     In September 2009, FASB issued guidance that allows investors to use net asset value as a practical expedient to estimate the fair value of investments in investment companies (and like entities) that do not have readily determinable fair values. This guidance does not apply to investments accounted for using the equity method. This guidance is effective for interim and annual periods ending after December 15, 2009, with early application permitted. We adopted this guidance in the fourth quarter of 2009, and the implementation did not have any impact on our results of operations and financial condition. Our partnership investments that are accounted for as available-for-sale are subject to this guidance. Net asset value quotes from the third-party general partner of the entity in which such investments are held, which will often be based on unobservable market inputs, constitute the primary input in our determination of the fair value of such investments. The fair value of our available-for-sale partnership investments was $33.5 million at March 31, 2010 and $35.2 million at December 31, 2009.
     In June 2009, FASB issued guidance that changes the way entities account for securitizations and special-purpose entities. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosure about transfers of financial assets, including securitization transactions and an entity’s continuing exposure to the risks related to transferred financial assets. This guidance also changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting rights (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance is generally effective for interim and annual periods beginning in 2010. We adopted this guidance in the 2010 first quarter, and the implementation did not have an impact on our results of operations and financial condition. We did not have any off-balance sheet arrangements outstanding at March 31, 2010 or December 31, 2009, including those that may involve the types of entities contemplated in this guidance.
     In January 2010, FASB issued guidance that provides for additional financial statement disclosure regarding fair value measurements, including how fair values are measured. This guidance is effective for interim and annual periods ending after December 15, 2009. We adopted this guidance in the 2010 first quarter, and the implementation did not have any impact on our results of operations and financial condition.
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
     Debt Securities. The primary market risk for our and our subsidiaries’ debt is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate refinancing opportunities. We currently do not use derivatives to manage market and interest rate risks. The tables below present sensitivity analyses of our consolidated debt securities as of March 31, 2010 that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical March 31, 2010 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding.
At March 31, 2010 (dollars in millions)

Interest rate shifts	-300	-200	-100	0	100	200	300

Debt securities, fair value	$3,370.4	$3,268.5	$3,172.0	$3,070.7	$2,956.5	$2,842.9	$2,735.1
Estimated change in fair value	299.7	197.8	101.3	—	(114.2)	(227.8)	(335.6)
     This sensitivity analysis provides only a limited, point-in-time view of the market risk of the financial instruments discussed above. The actual impact of changes in equity prices and market interest rates on the financial instruments may differ significantly from those shown in the above sensitivity analysis. The sensitivity analysis is further limited because they do not consider any actions we could take in response to actual and/or anticipated changes in equity prices and in interest rates.
     Partnership Investments. In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Partnership investments are included in other invested assets and are accounted for as either available-for-

sale or an equity method investment. The carrying value of available-for-sale partnership investments was $33.5 million at March 31, 2010 and $35.2 million at December 31, 2009. The carrying value of equity method partnership investments was $50.4 million at March 31, 2010 and $47.7 million at December 31, 2009.
Item 4. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, or “CEO,” and our chief financial officer, or “CFO,” of the effectiveness of design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, or “Exchange Act.” Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of that date to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the U.S. Securities and Exchange Commission’s rules and forms. Additionally, as of the end of the period covered by this Form 10-Q, there have been no changes in internal control over financial reporting during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors.
     There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2009 10-K. Please refer to that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our businesses.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c) Issuer Purchases of Equity Securities.
     The following table summarizes our common stock repurchases for the quarter ended March 31, 2010:

Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price	Announced Plans	Plans
Period	Shares Purchased (1)	Paid per Share (1)	or Programs (2)	or Programs
January 1 to January 31	—	$—
February 1 to February 28	—	$—
March 1 to March 31	26,327	$285.53	26,327

Total	26,327	$285.53	26,327	$74,201,141

(1)	Share and average price amounts are not adjusted for the stock dividend declared in February 2010.

(2)	All shares represent shares repurchased pursuant to an authorization of the Board of Directors, announced in February 2008, to repurchase shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million.

Item 6 Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION Registrant
Date: May 6, 2010	By	/s/ Roger B. Gorham
Roger B. Gorham Senior Vice President (and chief financial officer)