Form 10-Q
period 2010-06-30
ALLEGHANY CORP /DE
filed 2010-08-05
CIK 775368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED JUNE 30, 2010

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
8,833,790 SHARES AS OF AUGUST 3, 2010

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(in thousands, except
	share amounts)
	(unaudited)
Assets
Investments
Available-for-sale securities at fair value:
Equity securities (cost: 2010 — $915,210 ; 2009 — $530,945)	$863,209	$624,546
Debt securities (amortized cost: 2010 — $2,765,354; 2009 — $3,235,595)	2,860,614	3,289,013
Short-term investments	353,880	262,903

	4,077,703	4,176,462

Other invested assets	237,266	238,227

Total investments	4,314,969	4,414,689

Cash	84,182	32,526
Premium balances receivable	183,101	145,992
Reinsurance recoverables	945,710	976,172
Ceded unearned premium reserves	168,032	160,713
Deferred acquisition costs	72,480	71,098
Property and equipment at cost, net of accumulated depreciation and amortization	20,128	20,097
Goodwill and other intangibles, net of amortization	143,989	145,667
Current tax receivable	18,542	—
Net deferred tax assets	147,511	124,266
Other assets	120,185	101,550

	$6,218,829	$6,192,770

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$2,418,932	$2,520,979
Unearned premiums	596,609	573,906
Reinsurance payable	68,203	51,795
Current taxes payable	—	3,827
Other liabilities	420,994	324,742

Total liabilities	3,504,738	3,475,249

Common stock (shares authorized: 2010 and 2009 — 22,000,000; issued and outstanding: 2010 — 9,118,086; 2009 — 9,300,734)	9,118	9,118
Contributed capital	923,392	921,225
Accumulated other comprehensive income	32,114	94,045
Treasury stock, at cost (2010 — 274,804 shares; 2009 — 258,013 shares)	(76,705)	(66,325)
Retained earnings	1,826,172	1,759,458

Total stockholders’ equity	2,714,091	2,717,521

	$6,218,829	$6,192,770

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings and Comprehensive Income
(unaudited)

	Three Months Ended June 30,
	2010	2009
	(in thousands, except
	per share amounts)
Revenues
Net premiums earned	$188,809	$204,530
Net investment income	32,694	24,524
Net realized capital gains	33,308	79,492
Other than temporary impairment losses	(5,703)	(9,675)
Other income	1,501	571

Total revenues	250,609	299,442

Costs and expenses
Loss and loss adjustment expenses	83,027	143,917
Commissions, brokerage and other underwriting expenses	64,773	70,272
Other operating expenses	8,082	12,185
Corporate administration	6,324	7,230
Interest expense	216	169

Total costs and expenses	162,422	233,773

Earnings before income taxes	88,187	65,669
Income taxes	21,916	19,668

Net earnings	$66,271	$46,001

Other comprehensive income
Change in unrealized gains (losses), net of deferred taxes	$(57,401)	$84,111
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes	(17,943)	(53,169)
Other	50	45

Comprehensive income	$(9,023)	$76,988

Net earnings	$66,271	$46,001
Preferred dividends	—	2,250

Net earnings available to common stockholders	$66,271	$43,751

Basic earnings per share*	$7.41	$5.01
Diluted earnings per share*	$7.39	$4.90

*	Adjusted to reflect common stock dividend declared in February 2010.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings and Comprehensive Income
(unaudited)

	Six Months Ended June 30,
	2010	2009
	(in thousands, except
	per share amounts)
Revenues
Net premiums earned	$383,509	$422,574
Net investment income	64,123	51,593
Net realized capital gains	59,775	139,974
Other than temporary impairment losses	(6,780)	(75,801)
Other income	1,634	1,020

Total revenues	502,261	539,360

Costs and expenses
Loss and loss adjustment expenses	179,654	256,754
Commissions, brokerage and other underwriting expenses	131,129	137,722
Other operating expenses	16,933	21,398
Corporate administration	11,558	7,138
Interest expense	435	332

Total costs and expenses	339,709	423,344

Earnings before income taxes	162,552	116,016
Income taxes	38,112	25,441

Net earnings	$124,440	$90,575

Other comprehensive income
Change in unrealized gains (losses), net of deferred taxes.	$(27,583)	$43,394
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes	(34,447)	(49,500)
Other	99	(11)

Comprehensive income	$62,509	$84,458

Net earnings	$124,440	$90,575
Preferred dividends	—	6,158

Net earnings available to common stockholders	$124,440	$84,417

Basic earnings per share*	$13.85	$9.73
Diluted earnings per share*	$13.77	$9.36

*	Adjusted to reflect common stock dividend declared in February 2010.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Cash flows from operating activities
Net earnings	$124,440	$90,575
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,045	16,347
Net realized capital (gains) losses	(59,775)	(139,974)
Other than temporary impairment losses	6,780	75,801
(Increase) decrease in other assets	6,496	(9,124)
(Increase) decrease in reinsurance receivable, net of reinsurance payable	46,870	67,143
(Increase) decrease in premium balances receivable	(37,109)	(56,715)
(Increase) decrease in ceded unearned premium reserves	(7,319)	(13,191)
(Increase) decrease in deferred acquisition costs	(1,382)	(2,512)
Increase (decrease) in other liabilities and current taxes	(28,996)	(28,921)
Increase (decrease) in unearned premiums	22,703	58,621
Increase (decrease) in losses and loss adjustment expenses	(102,047)	6,385

Net adjustments	(135,734)	(26,140)

Net cash (used in) provided by operating activities	(11,294)	64,435

Cash flows from investing activities
Purchase of investments	(1,050,830)	(834,520)
Sales of investments	1,078,492	541,070
Maturities of investments	184,185	144,498
Purchases of property and equipment	(3,550)	(3,049)
Net change in short-term investments	(90,934)	298,557
Acquisition of equity method investments	(5,000)	0
Other, net	9,759	6,519

Net cash (used in) provided by investing activities	122,122	153,075

Cash flows from financing activities
Treasury stock acquisitions	(59,817)	(35,691)
Convertible preferred stock acquisition	—	(117,358)
Convertible preferred stock dividends paid	—	(7,456)
Tax benefit on stock based compensation	513	312
Other, net	132	(501)

Net cash (used in) provided by financing activities	(59,172)	(160,694)

Net cash increase (decrease) in cash	51,656	56,816
Cash at beginning of period	32,526	18,125

Cash at end of period	$84,182	$74,941

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$1
Income taxes paid (refunds received)	$46,204	$25,906
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
1. Principles of Financial Statement Presentation
     This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, of Alleghany Corporation (“Alleghany”).
     Alleghany, a Delaware corporation, is engaged in the property and casualty and surety insurance business through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”). AIHL’s insurance business is conducted through its wholly-owned subsidiaries RSUI Group, Inc. (“RSUI”), Capitol Transamerica Corporation and Platte River Insurance Company (collectively “CATA”), and Pacific Compensation Corporation, formerly known as Employers Direct Corporation. Effective April 12, 2010, as part of a strategic repositioning effort, Employers Direct Corporation changed its name to Pacific Compensation Corporation (“PCC”), and the name of its insurance subsidiary from Employers Direct Insurance Company to Pacific Compensation Insurance Company (“PCIC”). AIHL Re LLC (“AIHL Re”), a captive reinsurance subsidiary of AIHL, has in the past provided reinsurance to Alleghany operating units and affiliates. In addition, Alleghany owns approximately 33 percent of the outstanding shares of common stock of Homesite Group Incorporated (“Homesite”), a national, full-service, mono-line provider of homeowners insurance, and approximately 38 percent of ORX Exploration, Inc. (“ORX”), a regional oil and gas exploration and production company. These investments are reflected in Alleghany’s financial statements in other invested assets. Alleghany also owns and manages properties in the Sacramento, California region through its subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”) and makes strategic investments in operating companies and conducts other activities at the parent level.
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

2. Recently Adopted Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that establishes the FASB Accounting Standards Codification (the “ASC”) as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. The ASC is effective for interim and annual periods ending after September 15, 2009. Alleghany adopted the ASC in the 2009 third quarter, and the implementation did not have any impact on its results of operations and financial condition.
     In September 2009, FASB issued guidance that allows investors to use net asset value as a practical expedient to estimate the fair value of investments in investment companies (and like entities) that do not have readily determinable fair values. This guidance does not apply to investments accounted for using the equity method. This guidance is effective for interim and annual periods ending after December 15, 2009, with early application permitted. Alleghany adopted this guidance in the fourth quarter of 2009, and the implementation did not have any impact on its results of operations and financial condition. Alleghany’s partnership investments that are accounted for as available-for-sale are subject to this guidance. Net asset value quotes from the third-party general partner of the entity in which such investments are held, which will often be based on unobservable market inputs, constitute the primary input in Alleghany’s determination of the fair value of such investments. The fair value of Alleghany’s available-for-sale partnership investments was $24.0 million at June 30, 2010 and $35.2 million at December 31, 2009.
     In June 2009, FASB issued guidance that changes the way entities account for securitizations and special-purpose entities. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosure about transfers of financial assets, including securitization transactions and an entity’s continuing exposure to the risks related to transferred financial assets. This guidance also changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting rights (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance is generally effective for interim and annual periods beginning in 2010. Alleghany adopted this guidance in the 2010 first quarter, and the implementation did not have any impact on its results of operations and financial condition. Alleghany did not have any off-balance sheet arrangements outstanding at June 30, 2010 or December 31, 2009, including those that may involve the types of entities contemplated in this guidance.
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
3. Earnings Per Share of Common Stock
     The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2010 and 2009 (in millions, except share amounts):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net earnings	$66.3	$46.0	$124.4	$90.6
Preferred dividends	—	2.2	—	6.2

Income available to common stockholders for basic earnings per share	66.3	43.8	124.4	84.4
Preferred dividends	—	2.2	—	6.2
Effect of other dilutive securities	(0.1)	—	(0.5)	(1.1)

Income available to common stockholders for diluted earnings per share	$66.2	$46.0	$123.9	$89.5

Weighted average shares outstanding applicable to basic earnings per share	8,945,281	8,728,049	8,984,748	8,676,332
Preferred stock	—	664,503	—	877,447
Effect of other dilutive securities	9,596	—	9,303	5,073

Adjusted weighted average shares outstanding applicable to diluted earnings per share	8,954,877	9,392,552	8,994,051	9,558,852

     Contingently issuable shares of 39,957 and 34,753 were potentially available during the first six months of 2010 and 2009, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.
     Earnings per share by quarter may not equal the amount for the full year due to rounding.
4. Commitments and Contingencies
     (a) Leases
     Alleghany leases certain facilities, furniture and equipment under long-term lease agreements.
     (b) Litigation
     Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provisions were adequate at June 30, 2010.
     (c) Asbestos and Environmental Impairment Exposure
     AIHL’s reserves for unpaid losses and loss adjustment expenses include $14.4 million of gross reserves and $14.3 million of net reserves at June 30, 2010, and $18.9 million of gross reserves and $18.8 million of net reserves at December 31, 2009, for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976. This subsidiary exited such business in 1976. CATA released $3.5 million of such net reserves at June 30, 2010 based on a reserve study that was completed in the 2010 second quarter. Although Alleghany is unable at this time to determine whether additional reserves, which could have a material impact upon its results of operations, may be necessary in the future, Alleghany believes that CATA’s asbestos and environmental reserves were adequate at June 30, 2010. Additional information concerning CATA’s asbestos and environmental exposure can be found in Note 13 to the Notes to Consolidated Financial Statements set forth in Item 8 of the 2009 10-K.
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
     The Products Liability Indemnification is divided into two parts, the first relating to products liability claims arising in respect of events occurring during the period prior to Alleghany’s acquisition of the World Minerals business from Johns Manville Corporation, Inc., formerly known as Manville Sales Corporation (“Manville”), in July 1991 (the “Manville Period”), and the second relating to products liability claims arising in respect of events occurring during the period of Alleghany ownership (the “Alleghany Period”).
     Under the terms of the Stock Purchase Agreement, Alleghany will provide indemnification at a rate of 100 percent for the first $100.0 million of losses arising from products liability claims relating to the Manville Period and at a rate of 50 percent for the next $100.0 million of such losses, so that Alleghany’s maximum indemnification obligation in respect of products liability claims relating to the Manville Period is $150.0 million. This indemnification obligation in respect of Manville Period products liability claims will expire on July 31, 2016. The Stock Purchase Agreement states that it is the intention of the parties that, with regard to losses incurred in respect of products liability claims relating to the Manville Period, recovery should first be sought from Manville, and that Alleghany’s indemnification obligation in respect of products liability claims relating to the Manville Period is intended to indemnify the Purchaser for such losses which are not recovered from Manville within a reasonable period of time after recovery is sought from Manville. In connection with World Minerals’ acquisition of the assets of the industrial minerals business of Manville in 1991, Manville agreed to indemnify World Minerals for certain product liability claims, in respect of products of the industrial minerals business manufactured during the Manville Period, asserted against World Minerals through July 31, 2006. In June 2006, Manville agreed to extend its indemnification for such claims asserted against World Minerals through July 31, 2009. Notwithstanding the expiration of the Manville indemnity, World Minerals did not, as part of its 1991 acquisition of the assets of Manville’s industrial minerals business assets, assume liability for product liability claims to the extent that such claims relate, in whole or in part, to the Manville Period, and Manville should continue to be responsible for such claims.
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
     Additional information concerning the Contract Indemnification and Products Liability Indemnification can be found in Note 13 to the Notes to Consolidated Financial Statements set forth in Item 8 of the 2009 10-K.
     Based on Alleghany’s historical experience and other analyses, in July 2005, Alleghany established a $0.6 million reserve in connection with the Products Liability Indemnification for the Alleghany Period. Such reserve was approximately $0.3 million at both June 30, 2010 and December 31, 2009.
     (e) Equity Holdings Concentration
     At June 30, 2010 and December 31, 2009, Alleghany had a concentration of market risk in its available-for-sale equity securities portfolio with respect to certain energy sector businesses of $560.4 million and $399.2 million, respectively. Of the $560.4 million, $342.4 million represented Alleghany’s ownership of common stock of Exxon Mobil Corporation.
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
     Alleghany’s reportable segment is reported in a manner consistent with the way management evaluates the businesses. As such, insurance underwriting activities are evaluated separately from investment activities. Net realized capital gains and other-than-temporary impairment losses are not considered relevant in evaluating investment performance on an annual basis. Segment accounting policies are described in Note 1 to the Notes to Consolidated Financial Statements set forth in Item 8 of the 2009 10-K.
     The primary components of “corporate activities” are Alleghany Properties, Alleghany’s investments in Homesite and ORX, and strategic investments and other activities at the parent level.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
AIHL insurance group:
Net premiums earned
RSUI	$146.3	$159.2	$296.6	$319.9
CATA	41.5	41.2	82.1	83.2
PCC	1.0	4.1	4.9	19.5
AIHL Re	—	—	—	—

	188.8	204.5	383.6	422.6

Net investment income	33.0	27.7	66.3	54.7
Net realized capital gains	32.7	19.0	55.5	26.5
Other than temporary impairment losses (1)	(5.7)	(9.7)	(6.8)	(75.8)
Other income	0.2	0.4	0.3	0.9

Total insurance group	249.0	241.9	498.9	428.9

Corporate activities:
Net investment income (2)	(0.3)	(3.0)	(2.2)	(3.1)
Net realized capital gains (3)	0.6	60.5	4.3	113.5
Other than temporary impairment losses	—	—	—	—
Other income	1.3	0.1	1.3	0.1

Total	$250.6	$299.5	$502.3	$539.4

Earnings before income taxes:
AIHL insurance group:
Underwriting profit (loss) (4)
RSUI	$43.8	$40.8	$80.6	$83.0
CATA	2.7	3.7	3.0	5.9
PCC	(5.5)	(54.1)	(10.9)	(60.7)
AIHL Re	—	—	—	—

	41.0	(9.6)	72.7	28.2

Net investment income	33.0	27.7	66.3	54.7
Net realized capital gains	32.7	19.0	55.5	26.5
Other than temporary impairment losses (1)	(5.7)	(9.7)	(6.8)	(75.8)
Other income, less other expenses	(7.5)	(11.4)	(15.9)	(19.8)

Total insurance group	93.5	16.0	171.8	13.8

Corporate activities:
Net investment income (2)	(0.3)	(3.0)	(2.2)	(3.1)
Net realized capital gains (3)	0.6	60.5	4.3	113.5
Other than temporary impairment losses	—	—	—	—
Other income	1.3	0.1	1.3	0.1
Corporate administration and other expenses	6.8	7.7	12.5	8.0
Interest expense	0.1	0.2	0.1	0.3

Total	$88.2	$65.7	$162.6	$116.0

(1)	Reflects impairment charges for unrealized losses related to AIHL’s investment portfolio that were deemed to be other-than temporary. See Note 7.

(2)	Includes $1.6 million and $2.2 million of Alleghany’s equity in losses of Homesite, net of purchase accounting adjustments, for the six months ended June 30, 2010 and 2009, respectively. Also includes $2.8 million and $5.2 million of Alleghany’s equity in losses of ORX, net of purchase accounting adjustments, for the six months ended June 30, 2010 and 2009, respectively.

(3)	With respect to the three and six months ended June 30, 2009, primarily reflects net realized capital gains from the sale of shares of Burlington Northern Santa Fe Corporation common stock.

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
6. Reinsurance
     As discussed in the 2009 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk, and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2010. RSUI placed all of its catastrophe reinsurance program for the 2010-2011 period, and the new program is substantially similar to the expired program. The new reinsurance program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 33 percent co-participation by RSUI, in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5 percent co-participation by RSUI, in excess of $200.0 million. In addition, RSUI’s property per risk reinsurance program for the 2010-2011 period provides RSUI with coverage for $90.0 million of losses, before a 10 percent co-participation by RSUI (compared with no RSUI co-participation under the expired program), in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance.
     As discussed in Note 5(d) to the Notes to Consolidated Financial Statements set forth in Item 8 of the 2009 10-K, RSUI reinsures its other lines of business through quota share treaties, except for professional liability and binding authority lines where RSUI retains all of such business. RSUI’s quota share reinsurance treaty for umbrella/excess renewed on June 1, 2010 on the same terms as the expiring treaty, providing coverage for policies with limits up to $30.0 million, with RSUI ceding 35 percent of the premium and loss for policies with limits up to $15.0 million and ceding 67.5 percent of the premium and loss for policies with limits in excess of $15.0 million up to $30.0 million. RSUI’s directors and officers liability line quota share reinsurance treaty renewed on July 1, 2010 on the same terms as the expiring treaty, providing coverage for policies with limits up to $20.0 million, with RSUI ceding 35 percent of the premium and loss for policies with limits up to $10.0 million and ceding 60 percent of the premium and loss for policies with limits in excess of $10.0 million up to $20.0 million.
7. Investments
     (a) Fair Value
     The estimated carrying values and fair values of Alleghany’s consolidated financial instruments as of June 30, 2010 and December 31, 2009 were as follows (in millions):

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Investments (excluding equity method investments and loans)*	$4,101.7	$4,101.7	$4,211.6	$4,211.6

*	This table includes available-for-sale investments (securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity

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
     The estimated carrying values of Alleghany’s financial instruments as of June 30, 2010 and December 31, 2009 allocated among the three levels set forth above were as follows (in millions):

	Level 1	Level 2	Level 3 (1)	Total
As of June 30, 2010
Equity securities:
Common stock	$863.2	$—	$—	$863.2
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	249.2	—	—	249.2
Mortgage and asset-backed securities (2)	—	985.9		985.9
States, municipalities and political subdivisions bonds	—	1,136.0	—	1,136.0
Foreign bonds	—	104.7	—	104.7
Corporate bonds and other	—	384.8	—	384.8

	249.2	2,611.4	—	2,860.6

Short-term investments	195.8	158.1	—	353.9
Other invested assets	—	—	24.0	24.0

Investments (excluding equity method investments)	$1,308.2	$2,769.5	$24.0	$4,101.7

As of December 31, 2009
Equity securities:
Common stock	$624.5	$—	$—	$624.5
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	638.4	—	—	638.4
Mortgage and asset-backed securities (2)	—	958.8	—	958.8
States, municipalities and political subdivisions bonds	—	1,234.0	—	1,234.0
Foreign bonds	—	144.3	—	144.3
Corporate bonds and other	—	313.5	—	313.5

	638.4	2,650.6	—	3,289.0

Short-term investments	75.2	187.7	—	262.9
Other invested assets	—	—	35.2	35.2

Investments (excluding equity method investments)	$1,338.1	$2,838.3	$35.2	$4,211.6

(1)	Level 3 securities consist of partnership investments and certain debt securities. The carrying value of partnership investments of $24.0 million decreased by $11.2 million from the December 31, 2009 carrying value of $35.2 million, due primarily to sales of $13.9 million (which generated a realized capital gain of

$5.1 million), partially offset by an increase in estimated fair value during the period of $2.7 million.

(2)	Consists primarily of residential mortgage-backed securities.
     (b) Available-For-Sale Securities
     Available-for-sale securities at June 30, 2010 and December 31, 2009 are summarized as follows (in millions):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
June 30, 2010
Consolidated
Equity securities:
Common stock	$915.2	$42.7	$(94.7)	$863.2
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	244.1	5.1	—	249.2
Mortgage and asset-backed securities*	952.5	38.7	(5.3)	985.9
States, municipalities and political subdivisions bonds	1,094.6	42.2	(0.8)	1,136.0
Foreign bonds	105.2	3.3	(3.8)	104.7
Corporate bonds and other	368.9	16.1	(0.2)	384.8

	2,765.3	105.4	(10.1)	2,860.6

Short-term investments	353.9	—	—	353.9

	$4,034.4	$148.1	$(104.8)	$4,077.7

Industry Segment
AIHL insurance group	$3,964.1	$146.9	$(104.8)	$4,006.2
Corporate activities	70.3	1.2	—	71.5

	$4,034.4	$148.1	$(104.8)	$4,077.7

December 31, 2009
Consolidated
Equity securities:
Common stock	$530.9	$99.4	$(5.8)	$624.5
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	634.8	5.1	(1.5)	638.4
Mortgage and asset-backed securities*	955.8	16.5	(13.5)	958.8
States, municipalities and political subdivisions bonds	1,202.2	35.0	(3.2)	1,234.0
Foreign bonds	137.8	6.5	—	144.3
Corporate bonds and other	305.0	8.9	(0.4)	313.5

	3,235.6	72.0	(18.6)	3,289.0

Short-term investments	262.9	—	—	262.9

	$4,029.4	$171.4	$(24.4)	$4,176.4

Industry Segment
AIHL insurance group	$3,744.7	$167.0	$(23.3)	$3,888.4
Corporate activities	284.7	4.4	(1.1)	288.0

	$4,029.4	$171.4	$(24.4)	$4,176.4

*	Consists primarily of residential mortgage-backed securities.
     The amortized cost and estimated fair value of debt securities at June 30, 2010 by contractual maturity are shown below (in millions). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Short-term investments due in one year or less	$353.9	$353.9

Mortgage and asset-backed securities	952.5	985.9

Debt securities
One year or less	157.3	159.8
Over one through five years	784.9	808.6
Over five through ten years	397.8	419.0
Over ten years	472.8	487.3

Equity securities	915.2	863.2

	$4,034.4	$4,077.7

     The proceeds from sales of available-for-sale securities were $1,078.5 million and $541.1 million for the six months ended June 30, 2010 and 2009, respectively. The amounts of gross realized capital gains and gross realized capital losses of available-for-sale securities for the six months ended June 30, 2010 and June 30, 2009 were:

	Six Months
	Ended June 30,
	2010	2009
	(in millions)
Gross realized gains	$64.1	$157.2
Gross realized losses	(4.3)	(17.2)

Net realized gains	$59.8	$140.0

     The gross loss amounts exclude other-than-temporary impairment losses discussed below, but include $11.2 million of other impairment losses incurred by PCC in the 2009 second quarter (see Note 4(a) to the Notes to Consolidated Financial Statements set forth in Item 8 of the 2009 10-K). Realized gains and losses on investments are determined in accordance with the specific identification method.
     (c) Other-Than-Temporary Impairment Losses
     Alleghany holds its equity and debt securities as available for sale, and as such, these securities are recorded at fair value. Alleghany continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If Alleghany believes a decline in the value of a particular investment is temporary, Alleghany records the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other-than-temporary, Alleghany writes it down to the carrying value of the investment and records an other-than-temporary impairment loss on its statement of earnings. In addition, under GAAP, any portion of such decline that relates to debt securities that is believed to arise from factors other than credit is to be recorded as a component of other comprehensive income.
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
     Other-than-temporary impairment losses for the six months ended June 30, 2010 reflect $6.8 million of unrealized losses that were deemed to be other-than temporary and, as such, are required to be charged against earnings. Of the $6.8 million, $6.5 million related to equity holdings (primarily in the energy sector), and $0.3 million related to debt security holdings (all of which were deemed to be credit-related). Of the $6.8 million of impairment losses, $5.7 million was incurred in the second quarter of 2010. The determination that unrealized losses on such securities were other-than-temporary was primarily based on the severity and duration of the declines in fair value of such securities relative to their cost as of the balance sheet date. Other-than-temporary impairment losses for the first six months of 2009 reflect $75.8 million of unrealized losses that were deemed to be other-than-temporary and, as such, are required to be charged against earnings. Of the $75.8 million, $47.6 million related to equity holdings in the energy sector, $16.4 million related to equity holdings in various other sectors, and $11.8 million related to debt security holdings (all of which were deemed to be credit-related). Of the $75.8 million of impairment losses, $9.7 million was incurred in the second quarter of 2009. Such severe declines primarily related to a significant deterioration of U.S. equity and, to a lesser extent, residential housing market conditions during the latter part of 2008 and extending through the first quarter of 2009, which abated somewhat in the 2009 second quarter.
     After adjusting the cost basis of securities for the recognition of unrealized losses through other-than-temporary impairment losses, the gross unrealized investment losses and related fair value of debt securities and equity securities at June 30, 2010 and December 31, 2009 were as follows (in millions):

	As of June 30, 2010		As of December 31, 2009
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Debt securities
U.S. Government obligations
Less than 12 months	$40.1	$—	$225.5	$1.5
More than 12 months	—	—	—	—
Mortgage and asset-backed securities
Less than 12 months	26.5	0.1	18.6	0.7
More than 12 months	67.4	5.2	149.2	12.8
States, municipalities and political subdivisions bonds
Less than 12 months	54.9	0.3	98.1	2.5
More than 12 months	11.9	0.5	16.1	0.7
Foreign bonds
Less than 12 months	20.8	3.8	1.0	—
More than 12 months	—	—	—	—
Corporate bonds and other
Less than 12 months	18.2	0.2	50.7	0.4
More than 12 months	—	—	1.8	—

Total debt securities
Less than 12 months	160.5	4.4	393.9	5.1
More than 12 months	79.3	5.7	167.1	13.5

Equity securities — Common Stock
Less than 12 months	596.4	94.7	105.0	5.8
More than 12 months	—	—	—	—
Equity securities — Preferred Stock
Less than 12 months	—	—	—	—
More than 12 months	—	—	—	—

Total temporarily impaired securities
Less than 12 months	756.9	99.1	498.9	10.9
More than 12 months	79.3	5.7	167.1	13.5

Total	$836.2	$104.8	$666.0	$24.4

     As of June 30, 2010, Alleghany held a total of 106 debt and equity investments that were in an unrealized loss position, of which 30 investments, all related to debt securities, were in an unrealized loss position continuously for 12 months or more. Of the debt investments that were in an unrealized loss position, all relate to mortgage and asset-backed securities, and states, municipalities and political subdivisions bonds. At June 30, 2010, virtually all of Alleghany’s debt securities were rated investment grade.
     At June 30, 2010, non-income producing invested assets were insignificant.
8. Income Taxes
     As of June 30, 2010, Alleghany believes there were no material uncertain tax positions that would require disclosure under GAAP.
     The effective tax rate on earnings before income taxes was 23.4 percent for the first six months of 2010, compared with 21.9 percent for the corresponding 2009 period. The higher effective tax rate in 2010 primarily reflects the lesser impact of tax-exempt income on Alleghany’s increased earnings in the 2010 period, partially offset by Alleghany’s recognition of a permanent tax benefit in the 2010 first quarter. This $2.2 million permanent tax benefit relates to a finalization of Alleghany’s unused foreign tax credits arising from its prior ownership of World Minerals which was sold on July 14, 2005.

9. Subsequent Events
     The California Department of Insurance (the “CDI”) is responsible for periodic financial and market conduct examinations of California-domiciled insurance companies. Currently, the CDI is conducting a financial examination of PCIC for the period from July 1, 2004 through December 31, 2008. During the 2010 second quarter, the CDI provided PCIC with a draft examination report for this period, as well as a related draft actuarial report (the “Draft Actuarial Report”) for the years ended December 31, 2009 and 2008. The CDI’s estimate in the Draft Actuarial Report of loss and loss adjustment expenses (“LAE”) reserves as of December 31, 2009 and 2008 indicates an estimate for loss and LAE reserves higher than that recorded by PCIC at such dates. Alleghany believes that PCIC’s reserves for unpaid losses and LAE are adequate and Alleghany has provided additional actuarial data to the CDI in support of PCIC’s carried reserves. If at the time the CDI issues its final examination report there remains an unresolved difference of actuarial opinion between the CDI and PCIC regarding PCIC’s loss and LAE reserves, Alleghany does not expect to increase such reserves based on the CDI’s actuarial opinion. In such a case, Alleghany intends to make a capital contribution to PCIC which will be pledged to PCIC’s California workers’ compensation deposit to bring the deposit to a level consistent with the CDI’s estimate of loss and LAE reserves. To the extent that PCIC’s actual loss experience is less than the CDI’s final estimate of PCIC’s loss and LAE reserves, over time such additional worker’s compensation deposit funds will be released back to PCIC.
     In February 2008, Alleghany announced that its Board of Directors had authorized the repurchase of shares of its common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million. This authorization was later expanded to include shares of Alleghany’s 5.75% mandatory convertible preferred stock, prior to its conversion into shares of common stock on June 15, 2009. As of June 30, 2010, Alleghany had repurchased approximately $278.1 million of shares under such program. In July 2010, Alleghany’s Board of Directors authorized the repurchase of additional shares of common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million upon the completion of the previously announced program.

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
•	significant weather-related or other natural or human-made catastrophes and disasters;

•	the cyclical nature of the property and casualty insurance industry;

•	changes in market prices of our equity investments and changes in value of our debt portfolio;

•	adverse loss development for events insured by our insurance operating units in either the current year or prior years;

•	the long-tail and potentially volatile nature of certain casualty lines of business written by our insurance operating units;

•	the cost and availability of reinsurance;

•	exposure to terrorist acts;

•	the willingness and ability of our insurance operating units’ reinsurers to pay reinsurance recoverables owed to our insurance operating units;

•	changes in the ratings assigned to our insurance operating units;

•	claims development and the process of estimating reserves;

•	legal and regulatory changes;

•	the uncertain nature of damage theories and loss amounts; and

•	increases in the levels of risk retention by our insurance operating units.
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
Consolidated Results of Operations
     The following discussion and analysis presents a review of our results for the three and six months ended June 30, 2010 and 2009. You should read this review in conjunction with the consolidated financial statements and other data presented in this Form 10-Q as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2009 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. Our results for the first six months of 2010 are not indicative of operating results in future periods.
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
     At June 30, 2010, we had consolidated total investments of approximately $4.3 billion, of which approximately $2.9 billion was invested in debt securities and approximately $863.2 million was invested in equity securities. Net realized capital gains, other-than-temporary impairment losses and net investment income related to such investment assets are subject to market conditions and management investment decisions and as a result can have a significant impact on our profitability. In the first six months of 2010, net realized capital gains were $59.8 million, compared with $140.0 million in the corresponding 2009 period, and other-than-temporary impairment losses were $6.8 million in the first six months of 2010, compared with $75.8 million in the corresponding 2009 period.
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
     The following table summarizes our consolidated revenues, costs and expenses and earnings.

	Three months ended June 30.		Six months ended June 30,
	2010	2009	2010	2009
Revenues
Net premiums earned	$188.8	$204.5	$383.6	$422.6
Net investment income	32.7	24.6	64.1	51.6
Net realized capital gains	33.3	79.5	59.8	140.0
Other than temporary impairment losses	(5.7)	(9.7)	(6.8)	(75.8)
Other income	1.5	0.6	1.6	1.0

Total revenues	$250.6	$299.5	$502.3	$539.4

Costs and expenses
Loss and loss adjustment expenses	$83.0	$143.9	$179.8	$256.7
Commissions, brokerage and other underwriting expenses	64.8	70.2	131.1	137.7
Other operating expenses	8.1	12.3	16.9	21.5
Corporate administration	6.3	7.2	11.5	7.1
Interest expense	0.2	0.2	0.4	0.4

Total costs and expenses	$162.4	$233.8	$339.7	$423.4

Earnings before income taxes	$88.2	$65.7	$162.6	$116.0
Income taxes	21.9	19.7	38.2	25.4

Net earnings	$66.3	$46.0	$124.4	$90.6

Revenues:
AIHL	$249.0	$241.9	$498.9	$428.9
Corporate activities*	1.6	57.6	3.4	110.5
Earnings before income taxes:
AIHL	$93.5	$16.0	$171.8	$13.8
Corporate activities*	(5.3)	49.7	(9.2)	102.2

*	Corporate activities consist of Alleghany Properties, our investments in Homesite and ORX and corporate activities at the parent level.
     Our earnings before income taxes in the 2010 second quarter increased from the corresponding 2009 period, primarily reflecting a decrease in loss and loss adjustment expenses, or “LAE,” partially offset by lower net realized capital gains. The decrease in loss and LAE primarily reflects lower RSUI property claims incurred in the second quarter of 2010 compared with the 2009 second quarter, and the absence of adverse reserve development at PCC in the 2010 second quarter compared with $34.5 million of adverse development recorded in the 2009 second quarter. In addition, loss and LAE for PCC decreased substantially in the 2010 second quarter from the corresponding 2009 period reflecting PCC’s determination to cease soliciting new and renewal business on a direct basis in June 2009. The decrease in net realized capital gains primarily reflects the absence of sales of common stock of Burlington Northern Santa Fe Corporation, or “Burlington Northern,” in the 2010 period, which were significant in the 2009 period.
     Our earnings before income taxes in the first six months of 2010 increased from the corresponding 2009 period, primarily reflecting a decrease in loss and LAE and lower other-than-temporary impairment losses, partially offset by lower net realized capital gains and net premiums earned. The decrease in other-than-temporary impairment losses was due to improvements in U.S. equity market conditions since the 2009 first quarter when we incurred significant losses primarily related to a significant deterioration of U.S. equity and, to a lesser extent, residential housing market conditions. The decrease in net premiums earned primarily reflects the impact of continuing competition at our insurance operating units. The decreases in loss and LAE and net realized capital gains in the first six months of 2010 compared with the corresponding 2009 period reflect the impact of the factors discussed above with respect to the quarter over quarter results.
     The effective tax rate on earnings before income taxes was 23.4 percent for the first six months of 2010, compared with 21.9 percent for the corresponding 2009 period. The higher effective tax rate in 2010 primarily reflects the lesser impact of tax-exempt income on our increased earnings in the 2010 period, partially offset by our recognition of a permanent tax benefit in the 2010 first quarter. This $2.2 million permanent tax benefit relates to a finalization of our unused foreign tax credits arising from our prior ownership of World Minerals, Inc. which we sold on July 14, 2005.

AIHL Operating Results
AIHL Operating Unit Pre-Tax Results

	RSUI	AIHL Re	CATA	PCC	AIHL
	(in millions, except ratios)
Three months ended June 30, 2010
Gross premiums written	$300.6	$—	$47.0	$(0.6)	$347.0
Net premiums written	185.1	—	44.3	(0.6)	228.8

Net premiums earned (1)	$146.3	$—	$41.5	$1.0	$188.8
Loss and loss adjustment expenses	62.3	—	19.6	1.1	83.0
Commission, brokerage and other underwriting expenses (2)	40.2	—	19.2	5.4	64.8

Underwriting profit (loss) (3)	$43.8	$—	$2.7	$(5.5)	$41.0

Net investment income (1)					33.0
Net realized capital gains (1)					32.7
Other than temporary impairment losses (1)					(5.7)
Other income (1)					0.2
Other expenses (2)					7.7

Earnings before income taxes					$93.5

Loss ratio (4)	42.6%	—	47.2%	110.8%	44.0%
Expense ratio (5)	27.4%	—	46.3%	518.7%	34.3%

Combined ratio (6)	70.0%	—	93.5%	629.5%	78.3%

Three months ended June 30, 2009
Gross premiums written	$337.0	$—	$45.1	$15.6	$397.7
Net premiums written	209.5	—	43.4	11.7	264.6

Net premiums earned (1)	$159.2	$—	$41.2	$4.1	$204.5
Loss and loss adjustment expenses	76.0	—	19.0	48.9	143.9
Commission, brokerage and other underwriting expenses (2)	42.4	—	18.5	9.3	70.2

Underwriting profit (loss) (3)	$40.8	$—	$3.7	$(54.1)	$(9.6)

Net investment income (1)					27.7
Net realized capital gains (1)					19.0
Other than temporary impairment losses (1)					(9.7)
Other income (1)					0.4
Other expenses (2)					11.8

Earnings before income taxes					$16.0

Loss ratio (4)	47.8%	—	46.1%	1197.8%	70.4%
Expense ratio (5)	26.6%	—	45.0%	229.3%	34.4%

Combined ratio (6)	74.4%	—	91.1%	1427.1%	104.8%

	RSUI	AIHL Re	CATA	PCC	AIHL
	(in millions, except ratios)
Six months ended June 30, 2010
Gross premiums written	$522.6	$—	$87.5	$1.9	$612.0
Net premiums written	315.5	—	82.5	1.8	399.8

Net premiums earned (1)	$296.6	$—	$82.1	$4.9	$383.6
Loss and loss adjustment expenses	135.2	—	40.6	4.0	179.8
Commission, brokerage and other underwriting expenses (2)	80.8	—	38.5	11.8	131.1

Underwriting profit (loss) (3)	$80.6	$—	$3.0	$(10.9)	$72.7

Net investment income (1)					66.3
Net realized capital gains (1)					55.5
Other than temporary impairment losses (1)					(6.8)
Other income (1)					0.3
Other expenses (2)					16.2

Earnings before income taxes					$171.8

Loss ratio (4)	45.6%	—	49.4%	82.1%	46.8%
Expense ratio (5)	27.3%	—	47.0%	241.7%	34.2%

Combined ratio (6)	72.9%	—	96.4%	323.8%	81.0%

Six months ended June 30, 2009
Gross premiums written	$587.1	$—	$87.2	$32.1	$706.4
Net premiums written	359.2	—	81.6	27.0	467.8

Net premiums earned (1)	$319.9	$—	$83.2	$19.5	$422.6
Loss and loss adjustment expenses	153.5	—	39.9	63.3	256.7
Commission, brokerage and other underwriting expenses (2)	83.4	—	37.4	16.9	137.7

Underwriting profit (loss) (3)	$83.0	$—	$5.9	$(60.7)	$28.2

Net investment income (1)					54.7
Net realized capital gains (1)					26.5
Other than temporary impairment losses (1)					(75.8)
Other income (1)					0.9
Other expenses (2)					20.7

Earnings before income taxes					$13.8

Loss ratio (4)	48.0%	—	48.0%	324.7%	60.8%
Expense ratio (5)	26.1%	—	44.9%	87.1%	32.6%

Combined ratio (6)	74.1%	—	92.9%	411.8%	93.4%

(1)	Represent components of total revenues.

(2)	Commission, brokerage and other underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses attributable primarily to underwriting activities, whereas the remainder constitutes other expenses.

(3)	Represents net premiums earned less loss and LAE and commission, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, other-than-temporary impairment losses, other income or other expenses. Underwriting profit does not replace net earnings determined in accordance with GAAP as a measure of profitability; rather, we believe that underwriting profit, which does not include net investment income, net realized capital gains, other-than-temporary impairment losses, other income or other expenses, enhances the understanding of AIHL’s insurance operating units’ operating results by highlighting net earnings attributable to their underwriting performance. With the addition of net investment income, net realized capital gains, other-than-temporary impairment losses, other income and other expenses, reported pre-tax net earnings (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting profit as an important measure in the overall evaluation of performance.

(4)	Loss and LAE divided by net premiums earned, all as determined in accordance with GAAP.

(5)	Commission, brokerage and other underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.

(6)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on losses and LAE and commission, brokerage and other underwriting expenses.
     Discussion of individual AIHL operating unit results follows, and AIHL investment results are discussed below under “AIHL Investment Results.”
RSUI
     The decrease in gross premiums written by RSUI in the second quarter and first six months of 2010 from the corresponding 2009 periods primarily reflects the impact of reduced exposures of RSUI’s customers and continuing and increasing competition, particularly in RSUI’s property, umbrella/excess and general liability lines of business, partially offset by growth in RSUI’s binding authority business. RSUI’s net premiums earned decreased in the second quarter and first six months of 2010 from the corresponding 2009 periods primarily due to the decline in gross premiums written, partially offset by a decrease in ceded premiums written associated primarily with RSUI’s property line of business.
     The decrease in loss and LAE in the second quarter and first six months of 2010 from the corresponding 2009 periods primarily reflects lower non-catastrophe property losses incurred, the impact of lower net premiums earned, and with respect to the 2010 second quarter, a higher net release of prior accident year reserves. Loss and LAE in the 2010 second quarter reflect a net $16.0 million release of prior accident year loss reserves, compared with an $11.9 million reserve release of prior accident year loss reserves during the 2009 second quarter. The net $16.0 million reserve release in the 2010 second quarter reflects a $21.3 million reserve release in RSUI’s casualty lines of business and a $5.3 million reserve increase in RSUI’s property reserves related to prior year catastrophes.
     The $21.3 million reserve release in RSUI’s casualty lines of business in the 2010 second quarter relates primarily to the general liability, professional liability and umbrella/excess lines of business primarily for the 2003 through 2007 accident years and reflects favorable loss emergence, compared with loss emergence patterns assumed in earlier periods for such lines of business. Specifically, cumulative losses for such lines of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be higher through June 30, 2010 than the actual cumulative losses through that date. The amount of lower cumulative losses, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 5.6 percent. Such reduction did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for its general liability, professional liability and umbrella/excess lines of business earned in 2010. The $5.3 million reserve increase in RSUI’s property reserves in the 2010 second quarter relates to an increase in loss reserves related to specific cases from third quarter 2008 catastrophes. The $11.9 million reserve release in RSUI’s casualty lines of business in the 2009 second quarter relates primarily to the general liability, professional liability and directors and officers, or “D&O,” liability lines of business primarily for the 2003 through 2006 accident years and reflects favorable loss emergence, compared with loss emergence patterns assumed in earlier periods for such lines of business.
     Loss and LAE in the first six months of 2010 reflect a net $8.5 million release of prior accident year loss reserves, consisting of the net $16.0 million reserve release discussed above in the 2010 second quarter and a net $7.5 million increase in loss reserves in the first quarter of 2010. The $7.5 million increase in loss reserves in the first quarter of 2010 relates to an increase in estimated ultimate 2007 accident year losses for the D&O liability line of business, reflecting, in part, unfavorable loss emergence on certain sub-prime mortgage industry claims. Such increase did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for its D&O line of business earned in 2010. The $8.5 million reserve release in the first six months of 2010 compares with the $11.9 million release of prior accident year loss reserves during the first six months of 2009 described above with respect to quarter over quarter results.
     The decrease in loss and LAE, partially offset by a decrease in net premiums earned, was the primary cause for the increase in RSUI’s underwriting profit in the second quarter of 2010 from the corresponding 2009 period. The decrease in net premiums earned, partially offset by a decrease in loss and LAE, was the primary cause for the decrease in RSUI’s underwriting profit in the first six months of 2010 from the corresponding 2009 period.
     In general, rates at RSUI in the first six months of 2010, compared with the corresponding 2009 period, reflect overall industry trends of lower pricing as a result of increased competition. RSUI continued to see fewer qualified opportunities to write business in the first six months of 2010, as a more competitive market caused less business to flow into the wholesale marketplace in which RSUI operates.
     As discussed in the 2009 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk, and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2010. RSUI placed all of its catastrophe reinsurance program for the 2010-2011 period, and the new program is substantially similar to the expired program. The new reinsurance program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 33 percent co-participation by RSUI, in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5 percent co-participation by RSUI, in excess of $200.0 million. In addition, RSUI’s property per risk reinsurance program for the 2010-2011 period provides RSUI with coverage for $90.0 million of losses, before a 10 percent co-participation by RSUI (compared with no RSUI co-participation under the expired program), in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance.
     As discussed in Note 5(d) to the Notes to Consolidated Financial Statements set forth in Item 8 of the 2009 10-K, RSUI reinsures its other lines of business through quota share treaties, except for professional liability and binding authority lines where RSUI retains all of such business. RSUI’s quota share reinsurance treaty for umbrella/excess renewed on June 1, 2010 on the same terms as the expiring treaty, providing coverage for policies with limits up to $30.0 million, with RSUI ceding 35 percent of the premium and loss for policies with limits up to $15.0 million and ceding 67.5 percent of the premium and loss for policies with limits in excess of $15.0 million up to $30.0 million. RSUI’s D&O liability line quota share reinsurance treaty renewed on July 1, 2010 on the same terms as the expiring treaty, providing coverage for policies with limits up to $20.0 million, with RSUI ceding 35 percent of the premium and loss for policies with limits up to $10.0 million and ceding 60 percent of the premium and loss for policies with limits in excess of $10.0 million up to $20.0 million.
CATA
     CATA’s net premiums earned decreased slightly in the first six months of 2010 from the corresponding 2009 period primarily reflecting continuing price competition in CATA’s property and casualty (including in excess and surplus markets) and commercial surety lines of business, partially offset by higher gross premiums written and net premiums earned in CATA’s specialty markets division and miscellaneous errors and omissions liability lines of business.
     The increase in loss and LAE in the second quarter and first six months of 2010 from the corresponding 2009 periods primarily reflects a lower amount of prior year reserve releases in the 2010 periods. During the first six months of 2010, CATA had net prior year reserve releases of $4.3 million (of which $3.5 million related to the 2010 second quarter), compared with $7.7 million in the first six months of 2009 (of which $4.8 million related to the 2009 second quarter). The $4.3 million reserve release primarily reflects favorable loss emergence for various discontinued liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976, based on a reserve study that was completed in the 2010 second quarter. In addition, the $4.3 million reserve release includes a modest amount of net prior year reserve releases in the casualty and surety lines of business compared with loss emergence patterns assumed in earlier periods for such lines of business. Such reduction did not impact the assumptions used in estimating CATA’s loss and LAE liabilities for its casualty and surety lines of business earned in 2010.
     The increase in loss and LAE described above was the primary cause for the decrease in CATA’s underwriting profit in the second quarter of 2010 from the corresponding 2009 period. The decrease in net premiums earned and the increase in loss and LAE described above were the primary causes for the decrease in CATA’s underwriting profit in the first six months of 2010 from the corresponding 2009 period.
     In general, rates at CATA in the first six months of 2010, compared with the corresponding 2009 period, reflect overall industry trends of lower pricing as a result of increased competition.
PCC
     PCC reported an underwriting loss of $10.9 million for the first six months of 2010, primarily reflecting a substantial decrease in net premiums earned from the corresponding 2009 period as a result of PCC’s determination to cease soliciting new and renewal business on a direct basis in June 2009. PCC’s decision to cease soliciting new and renewal business on a direct basis was due to its determination that it was unable to write business at rates it deemed adequate due to the state of the California workers’ compensation market. On June 30, 2009, A.M. Best downgraded its rating of PCIC from A- (Excellent), with a negative outlook, to B++ (Good), with a stable outlook. Commencing August 1, 2009, PCC ceased soliciting new or renewal business on a direct basis and took corresponding expense reduction steps, including staff reductions, in light of such determination.

     Effective April 12, 2010, as part of a strategic repositioning effort, Employers Direct Corporation changed its name to Pacific Compensation Corporation and the name of its insurance subsidiary from Employers Direct Insurance Company to Pacific Compensation Insurance Company.
     PCC reported an underwriting loss of $60.7 million for the first six months of 2009, primarily reflecting a substantial decrease in net earned premiums, a $34.5 million reserve increase in the 2009 second quarter, and an $8.0 million increase in its premium deficiency reserve in the 2009 second quarter. Of the $34.5 million reserve increase, $26.5 million related to prior accident years and $8.0 million related to the 2009 accident year. In addition, PCC also recorded a pre-tax non-cash impairment charge of $11.2 million in the 2009 second quarter, which is classified as a net realized capital loss in its consolidated statement of earnings.
     The California Department of Insurance, or the “CDI,” is responsible for periodic financial and market conduct examinations of California-domiciled insurance companies. Currently, the CDI is conducting a financial examination of PCIC for the period from July 1, 2004 through December 31, 2008. During the 2010 second quarter, the CDI provided PCIC with a draft examination report for this period, as well as a related draft actuarial report (the “Draft Actuarial Report”) for the years ended December 31, 2009 and 2008. The CDI’s estimate in the Draft Actuarial Report of loss and LAE reserves as of December 31, 2009 and 2008 indicates an estimate for loss and LAE reserves higher than that recorded by PCIC at such dates. We believe that PCIC’s reserves for unpaid losses and LAE are adequate and we have provided additional actuarial data to the CDI in support of PCIC’s carried reserves. If at the time the CDI issues its final examination report there remains an unresolved difference of actuarial opinion between the CDI and PCIC regarding PCIC’s loss and LAE reserves, we do not expect to increase such reserves based on the CDI’s actuarial opinion. In such a case, we intend to make a capital contribution to PCIC which will be pledged to PCIC’s California workers’ compensation deposit to bring the deposit to a level consistent with the CDI’s estimate of loss and LAE reserves. To the extent that PCIC’s actual loss experience is less than the CDI’s final estimate of PCIC’s loss and LAE reserves, over time such additional worker’s compensation deposit funds will be released back to PCIC. We do not expect that any capital contribution, which will be based on the CDI’s final examination report, will have a material impact upon our financial condition, results of operations or cash flows.
AIHL Investment Results
     Following is information relating to AIHL’s investment results.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net investment income	$33.0	$27.7	$66.3	$54.7
Net realized capital gains	$32.7	$19.0	$55.5	$26.5
Other than temporary impairment losses	$(5.7)	$(9.7)	$(6.8)	$(75.8)
     Net Investment Income. The increase in AIHL’s net investment income in the second quarter and first six months of 2010 from the corresponding 2009 periods is due principally to improved results from partnership investments, primarily equity method partnership investments, and higher dividend income.
     Net Realized Capital Gains. Net realized capital gains in the second quarter and first six months of 2010 and 2009 relate primarily to sales of equity securities in the energy sector, some of which had their cost basis reduced in earlier periods for the recognition of unrealized losses through other-than-

temporary impairment losses. In addition, the second quarter and first six months of 2009 include $11.2 million of other impairment losses incurred by PCC in the 2009 second quarter (see Note 4(a) to the Notes to Consolidated Financial Statements set forth in Item 8 of the 2009 10-K).
     Other-Than-Temporary Impairment Losses. Other-than-temporary impairment losses for the six months ended June 30, 2010 reflect $6.8 million of unrealized losses that were deemed to be other-than-temporary and, as such, were required to be charged against earnings. Of the $6.8 million, $6.5 million related to equity holdings (primarily in the energy sector), and $0.3 million related to debt security holdings (all of which were deemed to be credit-related). Of the $6.8 million of impairment losses, $5.7 million was incurred in the second quarter of 2010. The determination that unrealized losses on such securities were other-than-temporary was primarily based on the severity and duration of the declines in fair value of such securities relative to their cost as of the balance sheet date. Other-than-temporary impairment losses for the first six months of 2009 reflect $75.8 million of unrealized losses that were deemed to be other-than-temporary and, as such, were required to be charged against earnings. Of the $75.8 million, $47.6 million related to equity holdings in the energy sector, $16.4 million related to equity holdings in various other sectors, and $11.8 million related to debt security holdings (all of which were deemed to be credit-related). Of the $75.8 million of impairment losses, $9.7 million was incurred in the second quarter of 2009. Such severe declines primarily related to a significant deterioration of U.S. equity and, to a lesser extent, residential housing market conditions during the latter part of 2008 and extending through the first quarter of 2009, which abated somewhat in the 2009 second quarter.
     After adjusting the cost basis of securities for the recognition of other-than-temporary impairment losses, no equity security was in a continuous unrealized loss position for twelve months or more at June 30, 2010. See Note 7 to the Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for further details concerning gross unrealized investment losses for debt and equity securities at June 30, 2010.
Corporate Activities’ Operating Results
     The following table summarizes corporate activities’ results (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net investment income	$(0.3)	$(3.0)	$(2.2)	$(3.1)
Net realized capital gains	0.6	60.5	4.3	113.5
Other than temporary impairment losses	—	—	—	—
Other income	1.3	0.1	1.3	0.1

Total revenues	$1.6	$57.6	$3.4	$110.5
Corporate administration and other expenses	6.8	7.7	12.5	8.0
Interest expense	0.1	0.2	0.1	0.3

(Losses) earnings before income taxes	$(5.3)	$49.7	$(9.2)	$102.2

     Corporate activities’ earnings before income taxes decreased in the second quarter and first six months of 2010 from the corresponding 2009 periods, primarily reflecting a decrease in net realized capital gains. Net realized capital gains in the second quarter and first six months of 2009 resulted primarily from parent-level sales of shares of Burlington Northern common stock.
     Expenses for corporate administration in the first six months of 2009 reflect lower incentive compensation accruals in the 2009 first quarter due partly to less favorable investment results and the resulting reduction in earnings in such period.
     Net investment income includes $1.6 million and $2.2 million of our equity in losses of Homesite, net of purchase accounting adjustments, for the six months ended June 30, 2010 and 2009, respectively. Homesite losses in both periods primarily reflect the impact of increased homeowners insurance claims from severe weather and ongoing purchase accounting adjustments. Net investment income also includes $2.8 million and $5.2 million of our equity in losses of ORX, net of purchase accounting adjustments, for the six months ended June 30, 2010 and 2009, respectively. ORX losses in both periods primarily reflect additional asset impairment charges.
Reserve Review Process
     AIHL’s insurance operating units periodically analyze, at least quarterly, liabilities for unpaid losses and LAE established in prior years and adjust their expected ultimate cost, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid losses and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. The following table presents the reserves established in connection with the losses and LAE of AIHL’s insurance operating units on a gross and net basis by line of business. These reserve amounts represent the accumulation of estimates of ultimate losses (including for incurred but not yet reported losses or “IBNR”) and LAE.

					Workers’
	Property	Casualty(1)	CMP(2)	Surety	Comp(3)	All Other(4)	Total
	(dollars in millions)
As of June 30, 2010

Gross loss and LAE reserves	$194.1	$1,901.2	$58.0	$17.3	$214.5	$33.8	$2,418.9
Reinsurance recoverables on unpaid losses	(79.1)	(786.4)	(0.1)	(0.1)	(20.4)	(19.4)	(905.5)

Net loss and LAE reserves	$115.0	$1,114.8	$57.9	$17.2	$194.1	$14.4	$1,513.4

As of December 31, 2009

Gross loss and LAE reserves	$249.1	$1,902.4	$63.6	$18.0	$245.9	$42.0	$2,521.0
Reinsurance recoverables on unpaid losses	(104.5)	(799.5)	(0.2)	(0.1)	(20.2)	(23.2)	(947.7)

Net loss and LAE reserves	$144.6	$1,102.9	$63.4	$17.9	$225.7	$18.8	$1,573.3

(1)	Primarily consists of umbrella/excess, D&O liability, professional liability and general liability.

(2)	Commercial multiple peril.

(3)	Workers’ compensation amounts include PCC, net of purchase accounting adjustments (see Note 4(a) to the Notes to the Consolidated Financial Statements set forth in Item 8 of our 2009 10-K). Such adjustments include a minor reduction of gross and net loss and LAE for acquisition date discounting, as required under purchase accounting. Workers’ compensation amounts also include minor balances from CATA.

(4)	Primarily consists of loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees. The loss and LAE reserves are ceded 100 percent to the sellers. Additional information regarding the loss reserve guarantees can be found in Note 5(b) to the Notes to Consolidated Financial Statements set forth in Item 8 of our 2009 10-K.
Changes in Loss and LAE Reserves between June 30, 2010 and December 31, 2009
     Gross Reserves. Gross loss and LAE reserves at June 30, 2010 decreased from December 31, 2009,

due primarily to reserve decreases in property and workers’ compensation lines of business. The decrease in property gross loss and LAE reserves is mainly due to loss payments made by RSUI on hurricane related losses incurred in prior years. The decrease in workers’ compensation gross loss and LAE reserves primarily reflects the impact of PCC’s decision to cease soliciting new or renewal business on a direct basis commencing August 1, 2009.
     Net Reserves. Net loss and LAE reserves at June 30, 2010 decreased from December 31, 2009, due primarily to reserve decreases in property and workers’ compensation lines of business. The decrease in property net loss and LAE reserves is mainly due to loss payments made by RSUI on hurricane related losses incurred in prior years, net of corresponding decreases in reinsurance recoverables on unpaid losses. The decrease in workers’ compensation net loss and LAE reserves primarily reflects the impact of PCC’s decision to cease soliciting new or renewal business on a direct basis commencing August 1, 2009.
Reinsurance Recoverables
     At June 30, 2010, AIHL had total reinsurance recoverables of $945.7 million, consisting of $905.5 million of ceded outstanding losses and LAE and $40.2 million of recoverables on paid losses. RSUI’s reinsurance recoverables totaled approximately $798.2 million of AIHL’s $945.7 million. Approximately 94.1 percent of AIHL’s reinsurance recoverables balance at June 30, 2010 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. AIHL’s Reinsurance Security Committee, which includes certain of our officers and the chief financial officer of each of AIHL’s operating units and which manages the use of reinsurance by such operating units, has determined that reinsurers with a rating of A (Excellent) or higher have an ability to meet their ongoing obligations at a level that is acceptable to us.
     Information regarding concentration of AIHL’s reinsurance recoverables at June 30, 2010 is as follows (dollars in millions):

Reinsurer(1)	Rating(2)	Dollar Amount	Percentage
Swiss Reinsurance Company	A (Excellent)	$169.3	17.9%
The Chubb Corporation	A++ (Superior)	103.4	10.9%
Platinum Underwriters Holdings, Ltd.	A (Excellent)	98.5	10.4%
All other reinsurers		574.5	60.8%

Total		$945.7	100.0%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed reinsurer.

(2)	Represents the A.M. Best rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
     At June 30, 2010, AIHL also had fully collateralized reinsurance recoverables of $109.8 million due from Darwin Professional Underwriters, Inc., or “Darwin.” AIHL owned approximately 55 percent of Darwin, a specialty property and casualty insurer, until October 20, 2008, when it was merged with a subsidiary of Allied World Assurance Company Holdings, Ltd. The A.M. Best financial strength rating of Darwin was A (Excellent) at June 30, 2010. AIHL had no allowance for uncollectible reinsurance as of June 30, 2010.

Financial Condition
Parent Level
     General. In general, we follow a policy of maintaining a relatively liquid financial condition at the parent company. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. At June 30, 2010, we held marketable securities and cash of approximately $73.3 million at the parent company and $656.3 million at AIHL, which totaled $729.6 million. We believe that we have and will have adequate internally generated funds and cash resources to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures at June 30, 2010.
     Stockholders’ equity decreased slightly to approximately $2.71 billion as of June 30, 2010, compared with approximately $2.72 billion as of December 31, 2009, representing a decrease of 0.1 percent. The decrease in stockholders’ equity primarily reflects the repurchase of our common stock pursuant to our repurchase program described below and a decrease in net unrealized appreciation in our investment portfolio in the first six months of 2010, partially offset by net earnings in the first six months of 2010.
     Common Stock Repurchases. In February 2008, we announced that our Board of Directors had authorized the repurchase of shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million. This authorization was later expanded to include shares of our 5.75% mandatory convertible preferred stock, prior to its conversion into shares of common stock on June 15, 2009. As of June 30, 2010, we had repurchased approximately $278.1 million of shares under such program. In July 2010, our Board of Directors authorized the repurchase of additional shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million, upon completion of the previously announced program. During the first six months of 2010, we repurchased an aggregate of 207,133 shares of our common stock in the open market for approximately $59.8 million, at an average price per share of $288.78 (share and average price amounts are not adjusted for the stock dividend declared in February 2010). As of June 30, 2010 and December 31, 2009, we had 8,843,282 and 9,037,561 shares of our common stock outstanding, respectively. Unless stated otherwise, all preceding figures have been adjusted to reflect the common stock dividend declared in February 2010 and paid in April 2010.
Subsidiaries
     Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources, and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures at June 30, 2010.
     The obligations and cash outflow of AIHL’s insurance operating units include claim settlements, administrative expenses and purchases of investments. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, AIHL’s insurance operating units accumulate funds which they invest pending the need for liquidity. As an insurance company’s cash needs can be unpredictable due to the uncertainty of the claims settlement process, AIHL’s portfolio, which includes those of its insurance operating units, is composed primarily of debt securities and short-term investments to ensure the availability of funds and maintain a sufficient amount of liquid securities. As of June 30, 2010, investments and cash represented 70.7 percent of the assets of AIHL and its insurance operating units.
Consolidated Investment Holdings
     Overview. On a consolidated basis, our invested asset portfolio was approximately $4.3 billion as of June 30, 2010, a decrease of 2.3 percent from December 31, 2009. The decrease is due to a decrease in net unrealized appreciation of our equity security portfolio during the first six months of 2010, negative cash flow at PCC, cash payments for year-end 2009 incentive compensation and our repurchase of common stock pursuant to our repurchase program, partially offset by positive cash flow from underwriting activities at RSUI and a modest increase in net unrealized appreciation on our debt security portfolio. Negative cash flow at PCC was a result of PCC’s determination to cease soliciting new and renewal business on a direct basis in June 2009.
     At June 30, 2010, the average duration of our consolidated debt securities portfolio was 3.4 years, compared with 3.5 years at December 31, 2009. The overall debt securities portfolio credit quality is measured using the lower of either Standard & Poor’s or Moody’s rating. In this regard, the weighted average rating at June 30, 2010 and December 31, 2009 was AA+, with substantially all securities rated investment grade. We hold in our portfolio debt securities of a subsidiary of BP p.l.c., which at June 30, 2010 had an amortized cost of $24.6 million and a fair value of $20.8 million.
     Fair Value. The estimated carrying values and fair values of our consolidated financial instruments as of June 30, 2010 and December 31, 2009 were as follows (in millions):

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Investments (excluding equity method investments and loans)*	$4,101.7	$4,101.7	$4,211.6	$4,211.6

*	This table includes available-for-sale investments (securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method (Homesite, ORX and other partnership investments) and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
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
     The estimated carrying values of our financial instruments as of June 30, 2010 and December 31, 2009 allocated among the three levels set forth above were as follows (in millions):

	Level 1	Level 2	Level 3 (1)	Total
As of June 30, 2010
Equity securities:
Common stock	$863.2	$—	$—	$863.2
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	249.2	—	—	249.2
Mortgage and asset-backed securities (2)	—	985.9		985.9
States, municipalities and political subdivisions bonds	—	1,136.0	—	1,136.0
Foreign bonds	—	104.7	—	104.7
Corporate bonds and other	—	384.8	—	384.8

	249.2	2,611.4	—	2,860.6

Short-term investments	195.8	158.1	—	353.9
Other invested assets	—	—	24.0	24.0

Investments (excluding equity method investments)	$1,308.2	$2,769.5	$24.0	$4,101.7

As of December 31, 2009
Equity securities:
Common stock	$624.5	$—	$—	$624.5
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	638.4	—	—	638.4
Mortgage and asset-backed securities (2)	—	958.8	—	958.8
States, municipalities and political subdivisions bonds	—	1,234.0	—	1,234.0
Foreign bonds	—	144.3	—	144.3
Corporate bonds and other	—	313.5	—	313.5

	638.4	2,650.6	—	3,289.0

Short-term investments	75.2	187.7	—	262.9
Other invested assets	—	—	35.2	35.2

Investments (excluding equity method investments)	$1,338.1	$2,838.3	$35.2	$4,211.6

(1)	Level 3 securities consist of partnership investments and certain debt securities. The carrying value of partnership investments of $24.0 million decreased by $11.2 million from the December 31, 2009 carrying value of $35.2 million, due primarily to sales of $13.9 million (which generated a realized capital gain of $5.1 million), partially offset by an increase in estimated fair value during the period of $2.7 million.

(2)	Consists primarily of residential mortgage-backed securities.
     Mortgage- and Asset-Backed Securities. At June 30, 2010, our mortgage- and asset-backed securities portfolio, which primarily includes residential mortgage-backed securities, or “RMBS,” and constituted $985.9 million of our debt securities portfolio, was backed by the following types of underlying collateral (in millions):

Type of Underlying Collateral	Fair Value	Average Rating
RMBS: guaranteed by FNMA or FHLMC (1)	$126.0	Aaa /AAA
RMBS: guaranteed by GNMA (2)	468.2	Aaa /AAA
RMBS: Alt A	17.9	A1 /AA
RMBS: Sub-prime	2.9	Aaa/AAA
RMBS: Prime and other non-RMBS (3)	370.9	Aaa/AAA

Total	$985.9	Aaa /AAA

(1)	“FNMA” refers to the Federal National Mortgage Association, and “FHLMC” refers to the Federal Home

Loan Mortgage Corporation.

(2)	“GNMA” refers to the Government National Mortgage Association.

(3)	In addition to RMBS Prime, includes commercial mortgage-backed securities and other asset-backed securities.
     Municipal Bonds. The following table details the top five state exposures of our municipal bond portfolio as of June 30, 2010 (in millions):

	General	Special	Total
	Obligation	Revenue	Fair Value
Texas	$71.1	$18.5	$89.6
Massachusetts	8.7	60.4	69.1
Illinois	40.5	17.4	57.9
New York	4.4	50.4	54.8
Washington	46.2	8.8	55.0
All other	290.5	337.3	627.8

	$461.4	$492.8	$954.2

Advance refunded/escrowed to maturity bonds			181.8

Total municipal bond portfolio			$1,136.0

Recently Adopted Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board, or “FASB,” issued guidance that establishes the FASB Accounting Standards Codification, or the “ASC,” as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. The ASC is effective for interim and annual periods ending after September 15, 2009. We adopted the ASC in the 2009 third quarter, and the implementation did not have any impact on our results of operations and financial condition.
     In September 2009, FASB issued guidance that allows investors to use net asset value as a practical expedient to estimate the fair value of investments in investment companies (and like entities) that do not have readily determinable fair values. This guidance does not apply to investments accounted for using the equity method. This guidance is effective for interim and annual periods ending after December 15, 2009, with early application permitted. We adopted this guidance in the fourth quarter of 2009, and the implementation did not have any impact on our results of operations and financial condition. Our partnership investments that are accounted for as available-for-sale are subject to this guidance. Net asset value quotes from the third-party general partner of the entity in which such investments are held, which will often be based on unobservable market inputs, constitute the primary input in our determination of the fair value of such investments. The fair value of our available-for-sale partnership investments was $24.0 million at June 30, 2010 and $35.2 million at December 31, 2009.
     In June 2009, FASB issued guidance that changes the way entities account for securitizations and special-purpose entities. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosure about transfers of financial assets, including securitization transactions and an entity’s continuing exposure to the risks related to transferred financial assets. This guidance also changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting rights (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance is generally effective for interim and annual periods beginning in 2010. We adopted this guidance in the 2010 first quarter, and the implementation did not have any impact on our results of operations and financial condition. We did not have any off-balance sheet arrangements outstanding at June 30, 2010 or December 31, 2009, including those that may involve the types of entities contemplated in this guidance.
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
     Debt Securities. The primary market risk for our and our subsidiaries’ debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate refinancing opportunities. We currently do not use derivatives to manage market and interest rate risks. The tables below present sensitivity analyses of our consolidated debt securities at June 30, 2010 that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical June 30, 2010 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding.
At June 30, 2010 (dollars in millions)

Interest rate shifts	-300	-200	-100	0	100	200	300

Debt securities, fair value	$3,153.8	$3,053.4	$2,956.7	$2,860.6	$2,758.8	$2,653.2	$2,550.5
Estimated change in fair value	293.2	192.8	96.1	—	(101.8)	(207.4)	(310.1)
     This sensitivity analysis provides only a limited, point-in-time view of the market risk of the financial instruments discussed above. The actual impact of changes in prices and market interest rates on the financial instruments may differ significantly from those shown in the above sensitivity analysis. The sensitivity analysis is further limited because it does not consider any actions we could take in response to actual and/or anticipated changes in prices and in interest rates.
     Partnership Investments. In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Partnership investments are included in other invested assets and are accounted for as either available-for-sale or an equity method investment. The carrying value of available-for-sale partnership investments was $24.0 million at June 30, 2010 and $35.2 million at December 31, 2009. The carrying value of equity method partnership investments was $52.1 million at June 30, 2010 and $47.7 million at December 31, 2009.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c) Issuer Purchases of Equity Securities.
     The following table summarizes our common stock repurchases for the quarter ended June 30, 2010:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price	Announced Plans	Plans
Period	Shares Purchased (1)	Paid per Share (1)	or Programs (2)	or Programs
April 1 to April 30	170	$288.02
May 1 to May 31	125,493	$288.80
June 1 to June 30	55,143	$290.30

Total	180,806	$289.26	180,806	$21,901,816

(1)	Share and average price amounts are not adjusted for the stock dividend declared in February 2010.

(2)	All shares represent shares repurchased pursuant to an authorization of the Board of Directors, announced in February 2008, to repurchase shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million.
Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.
101.1	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2010 and 2009; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (iv) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. As provided in 406T of Regulation S-T, this Exhibit 101.1 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under those sections.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION Registrant
Date: August 5, 2010	By	/s/ Roger B. Gorham
Roger B. Gorham
Senior Vice President (and chief financial officer)