Form 10-Q
period 2010-09-30
ALLEGHANY CORP /DE
filed 2010-11-04
CIK 775368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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
8,820,093 SHARES AS OF NOVEMBER 4, 2010

Part I.FINANCIAL INFORMATION
Item 1.Financial Statements
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.Quantitative and Qualitative Disclosures about Market Risk
Item 4.Controls and Procedures
PART II.OTHER INFORMATION
Item 1A.Risk Factors
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.Exhibits
SIGNATURE
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(in thousands, except share amounts)
	(unaudited)
Assets
Investments
Available-for-sale securities at fair value:
Equity securities (cost: 2010 — $929,850; 2009 — $530,945)	$936,613	$624,546
Debt securities (amortized cost: 2010 — $3,061,147; 2009 — $3,235,595)	3,197,688	3,289,013
Short-term investments	413,804	262,903

	4,548,105	4,176,462

Other invested assets	201,098	238,227

Total investments	4,749,203	4,414,689

Cash	103,459	32,526
Premium balances receivable	121,424	145,992
Reinsurance recoverables	919,056	976,172
Ceded unearned premium reserves	156,989	160,713
Deferred acquisition costs	71,391	71,098
Property and equipment at cost, net of accumulated depreciation and amortization	19,527	20,097
Goodwill and other intangibles, net of amortization	143,151	145,667
Net deferred tax assets	111,865	124,266
Other assets	98,724	101,550

	$6,494,789	$6,192,770

Liabilities and Stockholders’ Equity
Losses and loss adjustment expenses	$2,388,826	$2,520,979
Unearned premiums	568,508	573,906
Senior Notes	298,896	—
Reinsurance payable	47,900	51,795
Current taxes payable	4,690	3,827
Other liabilities	372,390	324,742

Total liabilities	3,681,210	3,475,249

Common stock (shares authorized: 2010 and 2009 — 22,000,000; issued and outstanding: 2010 — 9,118,086; 2009 — 9,300,734)	9,118	9,118
Contributed capital	928,403	921,225
Accumulated other comprehensive income	96,643	94,045
Treasury stock, at cost (2010 — 297,794 shares; 2009 — 258,013 shares)	(83,442)	(66,325)
Retained earnings	1,862,857	1,759,458

Total stockholders’ equity	2,813,579	2,717,521

	$6,494,789	$6,192,770

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings and Comprehensive Income
(unaudited)

	Three Months Ended September 30,
	2010	2009
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$190,632	$217,619
Net investment income	29,424	15,978
Net realized capital gains	27,248	64,020
Other than temporary impairment losses	(2,453)	(9,536)
Other income	5,312	249

Total revenues	250,163	288,330

Costs and expenses
Loss and loss adjustment expenses	106,416	118,324
Commissions, brokerage and other underwriting expenses	64,202	68,404
Other operating expenses	9,928	12,827
Corporate administration	8,553	8,112
Interest expense	696	168

Total costs and expenses	189,795	207,835

Earnings before income taxes	60,368	80,495
Income taxes	23,736	31,007

Net earnings	$36,632	$49,488

Other comprehensive income
Change in unrealized gains, net of deferred taxes	$80,598	$113,814
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes	(16,117)	(35,415)
Other	49	44

Comprehensive income	$101,162	$127,931

Net earnings	$36,632	$49,488
Preferred dividends	—	—

Net earnings available to common stockholders	$36,632	$49,488

Basic earnings per share*	$4.15	$5.39
Diluted earnings per share*	$4.15	$5.39

*	Adjusted to reflect common stock dividend declared in February 2010.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings and Comprehensive Income
(unaudited)

	Nine Months Ended September 30,
	2010	2009
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$574,141	$640,193
Net investment income	93,547	67,571
Net realized capital gains	87,023	203,994
Other than temporary impairment losses	(9,233)	(85,337)
Other income	6,946	1,269

Total revenues	752,424	827,690

Costs and expenses
Loss and loss adjustment expenses	286,070	375,078
Commissions, brokerage and other underwriting expenses	195,331	206,126
Other operating expenses	26,861	34,225
Corporate administration	20,111	15,250
Interest expense	1,131	500

Total costs and expenses	529,504	631,179

Earnings before income taxes	222,920	196,511
Income taxes	61,848	56,448

Net earnings	$161,072	$140,063

Other comprehensive income
Change in unrealized gains, net of deferred taxes	$53,015	$157,208
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes	(50,564)	(84,915)
Other	148	33

Comprehensive income	$163,671	$212,389

Net earnings	$161,072	$140,063
Preferred dividends	—	6,158

Net earnings available to common stockholders	$161,072	$133,905

Basic earnings per share*	$18.02	$15.18
Diluted earnings per share*	$17.99	$14.81

*	Adjusted to reflect common stock dividend declared in February 2010.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Cash flows from operating activities
Net earnings	$161,072	$140,063
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,433	31,877
Net realized capital (gains) losses	(87,023)	(203,994)
Other than temporary impairment losses	9,233	85,337
(Increase) decrease in other assets	12,280	(36,596)
(Increase) decrease in reinsurance receivable, net of reinsurance payable	53,221	49,624
(Increase) decrease in premium balances receivable	24,568	22,710
(Increase) decrease in ceded unearned premium reserves	3,724	6,742
(Increase) decrease in deferred acquisition costs	(293)	(1,040)
Increase (decrease) in other liabilities and current taxes	770	19,192
Increase (decrease) in unearned premiums	(5,398)	13,008
Increase (decrease) in losses and loss adjustment expenses	(132,153)	19,625

Net adjustments	(95,638)	6,485

Net cash (used in) provided by operating activities	65,434	146,548

Cash flows from investing activities

Purchase of investments	(1,746,763)	(1,710,663)
Sales of investments	1,332,233	1,332,087
Maturities of investments	304,787	238,397
Purchases of property and equipment	(4,807)	(4,835)
Net change in short-term investments	(150,844)	222,089
Acquisition of equity method investments	(20,000)	—
Other, net	60,751	(150)

Net cash (used in) provided by investing activities	(224,643)	76,925

Cash flows from financing activities
Proceeds from issuance of Senior Notes	298,896	—
Debt issue costs paid	(2,846)	—
Treasury stock acquisitions	(66,553)	(53,313)
Convertible preferred stock acquisition	—	(117,358)
Convertible preferred stock dividends paid	—	(7,456)
Tax benefit on stock based compensation	513	312
Other, net	132	(501)

Net cash (used in) provided by financing activities	230,142	(178,316)

Net cash increase (decrease) in cash	70,933	45,157
Cash at beginning of period	32,526	18,125

Cash at end of period	$103,459	$63,282

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$—
Income taxes paid (refunds received)	$46,696	$49,088
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
1. Principles of Financial Statement Presentation
     This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”) and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, of Alleghany Corporation (“Alleghany”).
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

2. Recent Accounting Pronouncements
     (a) Recently Adopted
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
     In June 2009, FASB issued guidance that changes the way entities account for securitizations and special-purpose entities. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosure about transfers of financial assets, including securitization transactions and an entity’s continuing exposure to the risks related to transferred financial assets. This guidance also changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting rights (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance is generally effective for interim and annual periods beginning in 2010. Alleghany adopted this guidance in the 2010 first quarter, and the implementation did not have any impact on its results of operations and financial condition. Alleghany did not have any off-balance sheet arrangements outstanding at September 30, 2010 or December 31, 2009, including those that may involve the types of entities contemplated in this guidance.
     In September 2009, FASB issued guidance that allows investors to use net asset value as a practical expedient to estimate the fair value of investments in investment companies (and like entities) that do not have readily determinable fair values. This guidance does not apply to investments accounted for using the equity method. This guidance is effective for interim and annual periods ending after December 15, 2009, with early application permitted. Alleghany adopted this guidance in the fourth quarter of 2009, and the implementation did not have any impact on its results of operations and financial condition. Alleghany’s partnership investments that are accounted for as available-for-sale are subject to this guidance. Net asset value quotes from the third-party general partner of the entity in which such investments are held, which will often be based on unobservable market inputs, constitute the primary input in Alleghany’s determination of the fair value of such investments. The fair value of Alleghany’s available-for-sale partnership investments was $23.9 million at September 30, 2010 and $35.2 million at December 31, 2009.
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

     (b) Future Application of Accounting Standards
     In July 2010, FASB issued guidance that provides for additional financial statement disclosure regarding financing receivables, including the credit quality and allowance for credit losses associated with such assets. This guidance is effective for interim and annual periods ending after December 15, 2010. Alleghany will adopt this guidance in the 2011 first quarter, and Alleghany does not currently believe that the implementation will have any impact on its results of operations and financial condition.
     In October 2010, FASB issued new guidance that provides additional clarification for costs associated with acquiring or renewing insurance contracts. The new guidance states that only incremental, direct costs associated with the successful acquisition of a new or renewal insurance contract may be capitalized as deferred acquisition costs. Furthermore, such costs: (i) must be essential to the contract transaction; (ii) would not have been incurred had the contract transaction not occurred; and (iii) must be related directly to the acquisition activities involving underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in separate “direct-response” advertising guidance within GAAP are met. All other acquisition-related costs and other expenses should be charged to expense as incurred. This guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted (but only at the beginning of an entity’s annual reporting period). Alleghany will adopt this guidance in the 2012 first quarter, and Alleghany does not currently believe that the implementation will have a material impact on its results of operations and financial condition.
3. Earnings Per Share of Common Stock
     The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2010 and 2009 (in millions, except share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net earnings	$36.6	$49.5	$161.1	$140.1
Preferred dividends	—	—	—	6.2

Income available to common stockholders for basic earnings per share	36.6	49.5	161.1	133.9
Preferred dividends	—	—	—	6.2

Effect of other dilutive securities	—	—	(0.1)	(0.7)

Income available to common stockholders for diluted earnings per share	$36.6	$49.5	$161.0	$139.4

Weighted average shares outstanding applicable to basic earnings per share	8,829,414	9,176,357	8,936,763	8,824,589
Preferred stock	—	—	—	584,965
Effect of other dilutive securities	—	—	11,261	5,468

Adjusted weighted average shares outstanding applicable to diluted earnings per share	8,829,414	9,176,357	8,948,024	9,415,022

     Contingently issuable shares of 42,784 and 40,215 were potentially available during the first nine months of 2010 and 2009, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

     Earnings per share by quarter may not equal the amount for the full year due to rounding.
4. Commitments and Contingencies
     (a) Leases
     Alleghany leases certain facilities, furniture and equipment under long-term lease agreements.
     (b) Litigation
     Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provisions were adequate at September 30, 2010.
     (c) Asbestos and Environmental Impairment Exposure
     AIHL’s reserves for unpaid losses and loss adjustment expenses include $14.2 million of gross reserves and $14.1 million of net reserves at September 30, 2010, and $18.9 million of gross reserves and $18.8 million of net reserves at December 31, 2009, for various liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976. This subsidiary exited such business in 1976. CATA released $3.5 million of such net reserves at June 30, 2010 based on a reserve study that was completed in the 2010 second quarter. Although Alleghany is unable at this time to determine whether additional reserves, which could have a material impact upon its results of operations, may be necessary in the future, Alleghany believes that CATA’s asbestos and environmental reserves were adequate at September 30, 2010. Additional information concerning CATA’s asbestos and environmental exposure can be found in Note 13 to the Notes to Consolidated Financial Statements set forth in Item 8 of the 2009 10-K.
     (d) Indemnification Obligations
     On July 14, 2005, Alleghany completed the sale of its world-wide industrial minerals business, World Minerals, Inc. (“World Minerals”), to Imerys USA, Inc. (the “Purchaser”), a wholly-owned subsidiary of Imerys, S.A., pursuant to a Stock Purchase Agreement, dated as of May 19, 2005, by and among the Purchaser, Imerys, S.A. and Alleghany (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Alleghany undertook certain indemnification obligations, including a general indemnification for breaches of representations and warranties set forth in the Stock Purchase Agreement (the “Contract Indemnification”) and a special indemnification (the “Products Liability Indemnification”) related to products liability claims arising from events that occurred during pre-closing periods, including the period of Alleghany ownership.
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
     Under the terms of the Stock Purchase Agreement, Alleghany will provide indemnification at a rate of 100 percent for the first $100.0 million of losses arising from products liability claims relating to the Manville Period and at a rate of 50 percent for the next $100.0 million of such losses, so that Alleghany’s maximum indemnification obligation in respect of products liability claims relating to the Manville Period is $150.0 million. This indemnification obligation in respect of the Manville Period products liability claims will expire on July 31, 2016. The Stock Purchase Agreement states that it is the intention of the parties that, with regard to losses incurred in respect of products liability claims relating to the Manville Period, recovery should first be sought from Manville, and that Alleghany’s indemnification obligation in respect of products liability claims relating to the Manville Period is intended to indemnify the Purchaser for such losses which are not recovered from Manville within a reasonable period of time after recovery is sought from Manville. In connection with World Minerals’ acquisition of the assets of the industrial minerals business of Manville in 1991, Manville agreed to indemnify World Minerals for certain product liability claims, in respect of products of the industrial minerals business manufactured during the Manville Period, asserted against World Minerals through July 31, 2006. In June 2006, Manville agreed to extend its indemnification for such claims asserted against World Minerals through July 31, 2009. Notwithstanding the expiration of the Manville indemnity, World Minerals did not, as part of its 1991 acquisition of the assets of Manville’s industrial minerals business assets, assume liability for product liability claims to the extent that such claims relate, in whole or in part, to the Manville Period, and Manville should continue to be responsible for such claims.
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
     Based on Alleghany’s historical experience and other analyses, in July 2005, Alleghany established a $0.6 million reserve in connection with the Products Liability Indemnification for the Alleghany Period. Such reserve was approximately $0.3 million at both September 30, 2010 and December 31, 2009.
     (e) Equity Holdings Concentration
     At September 30, 2010 and December 31, 2009, Alleghany had a concentration of market risk in its available-for-sale equity securities portfolio with respect to certain energy sector businesses of $675.5 million and $399.2 million, respectively. Of the $675.5 million, $432.5 million represented Alleghany’s ownership of common stock of Exxon Mobil Corporation.
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

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009
Revenues:
AIHL insurance group:
Net premiums earned
RSUI	$148.5	$160.1	$445.1	$480.0
CATA	42.0	41.6	124.1	124.8
PCC	0.1	15.9	4.9	35.4
AIHL Re	—	—	—	—

	190.6	217.6	574.1	640.2

Net investment income	30.5	30.0	96.9	84.7
Net realized capital gains	27.2	62.9	82.6	89.3
Other than temporary impairment losses (1)	(2.5)	(9.5)	(9.2)	(85.3)
Other income	0.2	0.2	0.4	1.1

Total insurance group	246.0	301.2	744.8	730.0

Corporate activities:
Net investment income (2)	(1.1)	(14.0)	(3.3)	(17.1)
Net realized capital gains (3)	0.1	1.1	4.4	114.7
Other than temporary impairment losses	—	—	—	—
Other income	5.2	—	6.5	0.1

Total	$250.2	$288.3	$752.4	$827.7

Earnings before income taxes:
AIHL insurance group:
Underwriting profit (loss) (4)
RSUI	$26.6	$33.3	$107.2	$116.3
CATA	(0.2)	2.3	2.8	8.2
PCC	(6.4)	(4.7)	(17.3)	(65.5)
AIHL Re	—	—	—	—

	20.0	30.9	92.7	59.0

Net investment income	30.5	30.0	96.9	84.7
Net realized capital gains	27.2	62.9	82.6	89.3
Other than temporary impairment losses (1)	(2.5)	(9.5)	(9.2)	(85.3)
Other income, less other expenses	(9.1)	(12.2)	(25.1)	(31.7)

Total insurance group	66.1	102.1	237.9	116.0

Corporate activities:
Net investment income (2)	(1.1)	(14.0)	(3.3)	(17.1)
Net realized capital gains (3)	0.1	1.1	4.4	114.7
Other than temporary impairment losses	—	—	—	—
Other income	5.2	—	6.5	0.1
Corporate administration and other expenses	9.3	8.5	21.9	16.7
Interest expense	0.6	0.2	0.7	0.5

Total	$60.4	$80.5	$222.9	$196.5

(1)	Reflects impairment charges for unrealized losses related to AIHL’s investment portfolio that were deemed to be other-than-temporary. See Note 7.

(2)	Includes ($5.2) million and ($4.0) million of Alleghany’s equity in losses of Homesite, net of purchase accounting adjustments, for the nine months ended September 30, 2010 and 2009, respectively. Also includes ($0.5) million and ($19.2) million of Alleghany’s equity in losses of ORX, net of purchase accounting adjustments, for the nine months ended September 30, 2010 and 2009, respectively.

(3)	With respect to the three and nine months ended September 30, 2009, primarily reflects net realized capital gains from the sale of shares of Burlington Northern Santa Fe Corporation common stock.

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
7. Investments
     (a) Fair Value
     The estimated carrying values and fair values of Alleghany’s consolidated financial instruments as of September 30, 2010 and December 31, 2009 were as follows (in millions):

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Investments (excluding equity method investments and loans)*	$4,572.0	$4,572.0	$4,211.6	$4,211.6
Liabilities
Senior Notes**	$298.9	$304.7	—	—

*	This table includes available-for-sale investments (securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method (Homesite, ORX and other investments) as well as certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.

**	See Note 11 herein.
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
     The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	“Level 1” — Valuations are based on unadjusted quoted prices in active markets for identical, unrestricted assets. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these assets does not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Alleghany’s Level 1 assets generally include publicly traded common stocks and debt securities issued directly by the U.S. Government, where Alleghany’s valuations are based on quoted market prices.

•	“Level 2” — Valuations are based on quoted market prices where such markets are not deemed to be sufficiently “active.” In such circumstances, additional valuation metrics will be used which involve direct or indirect observable market inputs. Alleghany’s Level 2 assets generally include preferred stocks and debt securities other than debt issued directly by the U.S. Government. Alleghany’s Level 2 liabilities include its Senior Notes. Substantially all of the determinations of value in this category are based on a single quote from third-party dealers and pricing services. As Alleghany generally does not make any adjustments thereto, such quote typically constitutes the sole input in Alleghany’s determination of the fair value of these types of securities. In developing a quote, such third parties will use the terms of the security and market-based inputs. Terms of the security include coupon, maturity date, and any special provisions that may, for example, enable the investor, at its election, to redeem the security prior to its scheduled maturity date. Market-based inputs include the level of interest rates applicable to comparable securities in the market place and current credit rating(s) of the security. Such quotes are generally non-binding.

•	“Level 3” — Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Valuation under Level 3 generally involves a significant degree of judgment on the part of Alleghany. Alleghany’s Level 3 assets are primarily limited to partnership investments. Net asset value quotes from the third-party general partner of the entity in which such investments are held, which will often be based on unobservable market inputs, constitute the primary input in Alleghany’s determination of the fair value of such assets.
     Alleghany validates the reasonableness of its fair value determinations for Level 2 investment securities by testing the methodology of the relevant third-party dealer or pricing service that provides the quotes upon which the fair value determinations are made. Alleghany tests the methodology by comparing such quotes with prices from executed market trades when such trades occur. Alleghany discusses with the relevant third-party dealer or pricing service any identified material discrepancy between the quote derived from its methodology and the executed market trade in order to resolve the discrepancy. Alleghany uses the quote from the third-party dealer or pricing service unless Alleghany determines that the methodology used to produce such quote is not in compliance with GAAP. In addition to such procedures, Alleghany also compares the aggregate amount of the fair value for such Level 2 securities with the aggregate fair value provided by a third-party financial institution. Furthermore, Alleghany reviews the reasonableness of its classification of securities within the three-tiered hierarchy to ensure that the classification is consistent with GAAP.
     The estimated carrying values of Alleghany’s financial instruments as of September 30, 2010 and December 31, 2009 allocated among the three levels set forth above were as follows (in millions):

	Level 1	Level 2	Level 3 (1)	Total
As of September 30, 2010
Equity securities:
Common stock	$936.6	$—	$—	$936.6
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	343.6	30.5	—	374.1
Mortgage- and asset-backed securities (2)	—	987.3	1.6	988.9
States, municipalities and political subdivisions bonds	—	1,261.0	—	1,261.0
Foreign bonds	—	112.2	—	112.2
Corporate bonds and other	—	461.5	—	461.5

	343.6	2,852.5	1.6	3,197.7

Short-term investments	149.9	263.9	—	413.8
Other invested assets	—	—	23.9	23.9

Investments (excluding equity method investments)	$1,430.1	$3,116.4	$25.5	$4,572.0

Senior Notes (3)	$—	$304.7	$—	$304.7

As of December 31, 2009
Equity securities:
Common stock	$624.5	$—	$—	$624.5
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	638.4	—	—	638.4
Mortgage- and asset-backed securities (2)	—	958.8	—	958.8
States, municipalities and political subdivisions bonds	—	1,234.0	—	1,234.0
Foreign bonds	—	144.3	—	144.3
Corporate bonds and other	—	313.5	—	313.5

	638.4	2,650.6	—	3,289.0

Short-term investments	75.2	187.7	—	262.9
Other invested assets	—	—	35.2	35.2

Investments (excluding equity method investments)	$1,338.1	$2,838.3	$35.2	$4,211.6

(1)	Level 3 securities consist of partnership investments and certain debt securities. The carrying value of partnership investments of $23.9 million decreased by $11.3 million from the December 31, 2009 carrying value of $35.2 million, due primarily to sales of $13.9 million (which generated a realized capital gain of $5.1 million), partially offset by an increase in estimated fair value during the period of $2.6 million. The carrying value of debt securities of $1.6 million consists of four mortgage- and asset-backed securities acquired during the 2010 third quarter.

(2)	Consists primarily of residential mortgage-backed securities.

(3)	Consists of Alleghany’s 5.625% Senior Notes due on September 15, 2020. See Note 11.
     (b) Available-For-Sale Securities
     Available-for-sale securities at September 30, 2010 and December 31, 2009 are summarized as follows (in millions):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
September 30, 2010
Consolidated
Equity securities:
Common stock	$929.9	$53.4	$(46.7)	$936.6
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	367.6	6.5	—	374.1
Mortgage- and asset-backed securities*	950.4	42.7	(4.2)	988.9
States, municipalities and political subdivisions bonds	1,195.8	65.9	(0.7)	1,261.0
Foreign bonds	108.0	4.2	—	112.2
Corporate bonds and other	439.3	22.2	—	461.5

	3,061.1	141.5	(4.9)	3,197.7

Short-term investments	413.8	—	—	413.8

	$4,404.8	$194.9	$(51.6)	$4,548.1

Industry Segment
AIHL insurance group	$4,327.5	$193.9	$(51.6)	$4,469.8
Corporate activities	77.3	1.0	—	78.3

	$4,404.8	$194.9	$(51.6)	$4,548.1

December 31, 2009
Consolidated
Equity securities:
Common stock	$530.9	$99.4	$(5.8)	$624.5
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	634.8	5.1	(1.5)	638.4
Mortgage- and asset-backed securities*	955.8	16.5	(13.5)	958.8
States, municipalities and political subdivisions bonds	1,202.2	35.0	(3.2)	1,234.0
Foreign bonds	137.8	6.5	—	144.3
Corporate bonds and other	305.0	8.9	(0.4)	313.5

	3,235.6	72.0	(18.6)	3,289.0

Short-term investments	262.9	—	—	262.9

	$4,029.4	$171.4	$(24.4)	$4,176.4

Industry Segment
AIHL insurance group	$3,744.7	$167.0	$(23.3)	$3,888.4
Corporate activities	284.7	4.4	(1.1)	288.0

	$4,029.4	$171.4	$(24.4)	$4,176.4

*	Consists primarily of residential mortgage-backed securities.
     The amortized cost and estimated fair value of debt securities at September 30, 2010 by contractual maturity are shown below (in millions). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Short-term investments due in one year or less	$413.8	$413.8

Mortgage- and asset-backed securities	950.4	988.9

Debt securities
One year or less	195.3	197.8
Over one through five years	834.9	869.5
Over five through ten years	519.1	554.1
Over ten years	561.4	587.4

Equity securities	929.9	936.6

	$4,404.8	$4,548.1

     The proceeds from sales of available-for-sale securities were approximately $1.3 billion and $1.3 billion for the nine months ended September 30, 2010 and 2009, respectively. The amounts of gross realized capital gains and gross realized capital losses of available-for-sale securities for the nine months ended September 30, 2010 and 2009 were:

	Nine Months
	Ended September 30,
	2010	2009
	(in millions)
Gross realized gains	$94.3	$221.5
Gross realized losses	(7.3)	(17.5)

Net realized gains	$87.0	$204.0

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
     Other-than-temporary impairment losses for the nine months ended September 30, 2010 reflect $9.2 million of unrealized losses that were deemed to be other-than temporary and, as such, were required to be charged against earnings. Of the $9.2 million, $8.0 million related to equity security holdings (primarily in the energy sector), and $1.2 million related to debt security holdings (all of which were deemed to be credit-related). Of the $9.2 million of impairment losses, $2.5 million was incurred in the third quarter of 2010. The determination that unrealized losses on such securities were other-than-temporary was primarily based on the severity and duration of the declines in fair value of such securities relative to their cost as of the balance sheet date. Other-than-temporary impairment losses for the first nine months of 2009 reflect $85.3 million of unrealized losses that were deemed to be other-than-temporary and, as such, were required to be charged against earnings. Of the $85.3 million, $57.0 million related to equity security holdings in the energy sector, $16.5 million related to equity security holdings in various other sectors, and $11.8 million related to debt security holdings (all of which were deemed to be credit-related). Such severe declines primarily related to a significant deterioration of U.S. equity and, to a lesser extent, residential housing market conditions during the latter part of 2008 and extending through the first quarter of 2009, which abated somewhat in the 2009 second and third quarters. Of the $85.3 million of impairment losses, $9.5 million was incurred in the third quarter of 2009.
     After adjusting the cost basis of securities for the recognition of unrealized losses through other-than-temporary impairment losses, the gross unrealized investment losses and related fair value of debt securities and equity securities at September 30, 2010 and December 31, 2009 were as follows (in millions):

	As of September 30, 2010		As of December 31, 2009
	Fair	Gross Unrealized	Fair	Gross Unrealized
	Value	Losses	Value	Losses
Debt securities
U.S. Government obligations
Less than 12 months	$13.0	$—	$225.5	$1.5
More than 12 months	—	—	—	—
Mortgage- and asset-backed securities
Less than 12 months	59.3	0.4	18.6	0.7
More than 12 months	45.9	3.8	149.2	12.8
States, municipalities and political subdivisions bonds
Less than 12 months	40.3	0.2	98.1	2.5
More than 12 months	7.3	0.5	16.1	0.7
Foreign bonds
Less than 12 months	7.1	—	1.0	—
More than 12 months	—	—	—	—
Corporate bonds and other
Less than 12 months	5.1	—	50.7	0.4
More than 12 months	—	—	1.8	—

Total debt securities
Less than 12 months	124.8	0.6	393.9	5.1
More than 12 months	53.2	4.3	167.1	13.5

Equity securities
Common stock
Less than 12 months	529.3	46.7	105.0	5.8
More than 12 months	—	—	—	—
Preferred stock
Less than 12 months	—	—	—	—
More than 12 months	—	—	—	—

Total temporarily impaired securities
Less than 12 months	654.1	47.3	498.9	10.9
More than 12 months	53.2	4.3	167.1	13.5

Total	$707.3	$51.6	$666.0	$24.4

     As of September 30, 2010, Alleghany held a total of 68 debt and equity securities that were in an unrealized loss position, of which 19 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. Of the debt securities that were in an unrealized loss position, all were mortgage- and asset-backed securities, and states, municipalities and political subdivisions bonds. At September 30, 2010, virtually all of Alleghany’s debt securities were rated investment grade.
     At September 30, 2010, non-income producing invested assets were insignificant.
8. Income Taxes
     As of September 30, 2010, Alleghany believed there were no material uncertain tax positions that would require disclosure under GAAP.
     The effective tax rate on earnings before income taxes was 27.8 percent for the first nine months of 2010, compared with 28.7 percent for the corresponding 2009 period. The slightly lower effective tax rate in 2010 primarily reflects Alleghany’s recognition of a permanent tax benefit in the 2010 first quarter. This permanent tax benefit relates to a finalization of Alleghany’s unused foreign tax credits arising from its prior ownership of World Minerals which was sold on July 14, 2005.
9. Regulatory Matters
     The California Department of Insurance (the “CDI”) is responsible for periodic financial and market conduct examinations of California-domiciled insurance companies. In September 2010, the CDI issued a financial examination report of PCIC for the period from July 1, 2004 through December 31, 2008. As part of its work for such financial examination report, the CDI produced an actuarial report (the “Actuarial Report”) for the years ended December 31, 2009 and 2008. The Actuarial Report included an estimate of loss and LAE reserves on a statutory basis of accounting that was higher than that recorded by PCIC at such dates. Alleghany believes that PCIC’s reserves for unpaid losses and LAE are adequate, and the CDI did not require PCIC to currently or retroactively increase its carried reserves to the estimates included in the Actuarial Report. AIHL did, however, contribute $40.0 million of capital to PCC on September 27, 2010, and these funds were used by PCIC to increase its workers’ compensation deposit, which is required to be maintained by PCIC under California workers’ compensation regulations, to a level consistent with the estimated loss and LAE reserves included in the Actuarial Report.
10. Share Repurchases
     In February 2008, Alleghany announced that its Board of Directors had authorized the repurchase of shares of its common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million. During the first nine months of 2010, Alleghany had repurchased approximately $66.6 million of shares. As of September 30, 2010, $284.8 million of the $300.0 million program was utilized. In July 2010, Alleghany’s Board of Directors authorized the repurchase of additional shares of common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million upon the completion of the previously announced program.
11. Senior Notes and Credit Agreement
     On September 20, 2010, Alleghany issued $300.0 million of 5.625% Senior Notes due on September 15, 2020 (“Senior Notes”). The Senior Notes are unsecured and unsubordinated general obligations of Alleghany. Interest is payable semi-annually on March 15 and September 15 of each year. The terms of the Senior Notes permit redemption prior to their maturity. The indenture under which the Senior Notes were issued contains covenants that impose conditions on Alleghany’s ability to create liens on the capital stock of AIHL or RSUI or to engage in sales of the capital stock of AIHL or RSUI. The Senior Notes were issued at a discount of approximately 99.63 percent, resulting in proceeds before underwriting discount, commissions and other expenses of $298.9 million, and an effective yield of approximately 5.67 percent. Approximately $2.8 million of underwriting discount, commissions and other expenses were recorded as deferred charges, which are amortized over the life of the Senior Notes. Alleghany currently intends to use the net proceeds from the sale of the Senior Notes for general corporate purposes, including, but not limited to, acquisitions, additions to working capital, capital expenditures, investments, contributions of capital to its subsidiaries, repayment of Senior Notes, and repurchases and redemptions of its securities.
     On September 9, 2010, Alleghany entered into a three-year credit agreement (the “Credit Agreement”), with a bank syndicate, providing commitments (the “Commitments”) for a two tranche revolving credit facility in an aggregate principal amount of up to $100.0 million, consisting of (i) a secured credit facility (“Tranche A”), subject to a borrowing base as set forth in the Credit Agreement, in an aggregate principal amount of up to $50.0 million and (ii) an unsecured credit facility (“Tranche B”) in an aggregate principal amount of up to $50.0 million. The Commitments under the Credit Agreement are scheduled to terminate on September 9, 2013 (the “Maturity Date”), unless earlier terminated. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes. Alternate Base Rate Borrowings under the Credit Agreement will bear interest at (x) the greatest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.5 percent or (c) an adjusted London Interbank Overnight (“LIBO”) rate for a one month interest period on such day plus 1 percent, plus (y) a specified margin (currently 0 basis points for Tranche A and 125 basis points for Tranche B). Eurodollar Borrowings under the Credit Agreement will bear interest at an adjusted LIBO Rate for the interest period in effect plus a specified margin (currently 75 basis points for Tranche A and 225 basis points for Tranche B). The Credit Agreement requires that all loans be repaid in full no later than the Maturity Date. The Credit Agreement also requires Alleghany to pay a commitment fee each quarter in a range of between one-fifth and one-half of one percent per annum, in each case based upon Alleghany’s credit ratings, on the daily unused amount of the Commitments of the relevant Tranche.
     The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this nature. In this regard, the Credit Agreement requires Alleghany to, among other things, (i) maintain a consolidated net worth of not less than the sum of (x) approximately $2.0 billion plus (y) 50 percent of Alleghany’s accumulated, consolidated net earnings earned in each fiscal quarter (if positive) commencing September 30, 2010 and (ii) maintain a ratio of total indebtedness to total capital as of the end of each fiscal quarter of not greater than 0.25 to 1.0. Additionally, the Credit Agreement contains various negative covenants with which Alleghany must comply, including, but not limited to, limitations respecting the creation of liens on any property or asset; the incurrence of indebtedness; mergers, consolidations, liquidations and dissolutions; change of business; sales of assets; transactions with affiliates; and other provisions customary in similar types of agreements. There were no borrowings under the Credit Agreement during the third quarter of 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     References to the “Company,” “Alleghany,” “we,” “us,” and “our” in Items 2, 3 and 4 of Part I, as well as in Part II, of this Quarterly Report on Form 10-Q, or “this Form 10-Q,” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. “AIHL” refers to our insurance holding company subsidiary Alleghany Insurance Holdings LLC. “RSUI” refers to our subsidiary RSUI Group, Inc. and its subsidiaries. “CATA” refers to our subsidiary Capitol Transamerica Corporation and its subsidiaries and also includes the results of operations of Platte River Insurance Company unless the context otherwise requires. “PCC” refers to our subsidiary Pacific Compensation Corporation (formerly known as Employers Direct Corporation). “AIHL Re” refers to our subsidiary AIHL Re LLC. Unless the context otherwise requires, references to AIHL include the results of operations of RSUI, CATA, PCC and AIHL Re. “Alleghany Properties” refers to our subsidiary Alleghany Properties Holdings LLC and its subsidiaries.
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
•	significant weather-related or other natural or human-made catastrophes and disasters;

•	the cyclical nature of the property and casualty insurance industry;

•	changes in market prices of our equity investments and changes in value of our debt portfolio;

•	adverse loss development for events insured by our insurance operating units in either the current year or prior years;

•	the long-tail and potentially volatile nature of certain casualty lines of business written by our insurance operating units;

•	the cost and availability of reinsurance;

•	exposure to terrorist acts;

•	the willingness and ability of our insurance operating units’ reinsurers to pay reinsurance recoverables owed to our insurance operating units;

•	changes in the ratings assigned to our insurance operating units;

•	claims development and the process of estimating reserves;

•	legal and regulatory changes, including the new federal financial regulatory reform of the insurance industry established by the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	the uncertain nature of damage theories and loss amounts; and

•	increases in the levels of risk retention by our insurance operating units.

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
     We review our critical accounting estimates and assumptions quarterly. These reviews include evaluating the adequacy of reserves for unpaid losses and loss adjustment expenses, or “LAE,” and the reinsurance allowance for doubtful accounts, analyzing the recoverability of deferred tax assets, assessing goodwill for impairment and evaluating the investment portfolio for other-than-temporary declines in estimated fair value. Actual results may differ from the estimates used in preparing the financial statements.
     Readers are encouraged to review our Report on Form 10-K for the year ended December 31, 2009, or the “2009 10-K,” for a more complete description of our critical accounting estimates.
Consolidated Results of Operations
     The following discussion and analysis presents a review of our results for the three and nine months ended September 30, 2010 and 2009. You should read this review in conjunction with the consolidated financial statements and other data presented in this Form 10-Q as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2009 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010. Our results for the first nine months of 2010 are not indicative of operating results in future periods.
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
     Catastrophe losses, or the absence thereof, can have a significant impact on our results. For example, RSUI’s pre-tax catastrophe losses, net of reinsurance, were $23.9 million for the first nine months of 2010, minimal for the year ended December 31, 2009, and $97.9 million for the year ended December 31, 2008 (primarily reflecting net losses from 2008 third quarter Hurricanes Ike, Gustav and Dolly). The incidence and severity of catastrophes in any short period of time are inherently unpredictable. Catastrophes can cause losses in a variety of our property and casualty lines of business, and most of our past catastrophe-related claims have resulted from severe hurricanes. Longer-term natural catastrophe trends may be changing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, sea, land and air temperatures, sea levels, rain and snow. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events such as hurricanes. To the extent climate change increases the frequency and severity of such weather events, our insurance operating units, particularly RSUI, may face increased claims, particularly with respect to properties located in coastal areas. Our insurance operating units take certain measures to mitigate against the frequency and severity of such events by giving consideration to these risks in their underwriting and pricing decisions and through the purchase of reinsurance.
     At September 30, 2010, we had consolidated total investments of approximately $4.7 billion, of which approximately $3.2 billion was invested in debt securities and approximately $936.6 million was invested in equity securities. Net realized capital gains, other-than-temporary impairment losses and net investment income related to such investment assets are subject to market conditions and management investment decisions and as a result can have a significant impact on our profitability. In the first nine months of 2010, net realized capital gains were $87.0 million, compared with $204.0 million in the corresponding 2009 period, and other-than-temporary impairment losses were $9.2 million in the first nine months of 2010, compared with $85.3 million in the corresponding 2009 period.
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
     The following table summarizes our consolidated revenues, costs and expenses and earnings (in millions).

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Net premiums earned	$190.6	$217.6	$574.1	$640.2
Net investment income	29.4	16.0	93.6	67.6
Net realized capital gains	27.3	64.0	87.0	204.0
Other than temporary impairment losses	(2.5)	(9.5)	(9.2)	(85.3)
Other income	5.4	0.2	6.9	1.2

Total revenues	$250.2	$288.3	$752.4	$827.7

Costs and expenses
Loss and loss adjustment expenses	$106.4	$118.3	$286.1	$375.1
Commissions, brokerage and other underwriting expenses	64.2	68.4	195.3	206.1
Other operating expenses	9.9	12.8	26.9	34.2
Corporate administration	8.6	8.1	20.1	15.3
Interest expense	0.7	0.2	1.1	0.5

Total costs and expenses	$189.8	$207.8	$529.5	$631.2

Earnings before income taxes	$60.4	$80.5	$222.9	$196.5
Income taxes	23.8	31.0	61.8	56.4

Net earnings	$36.6	$49.5	$161.1	$140.1

Revenues:
AIHL	$246.0	$301.2	$744.8	$730.0
Corporate activities*	4.2	(12.9)	7.6	97.7
Earnings before income taxes:
AIHL	$66.1	$102.1	$237.9	$116.0
Corporate activities*	(5.7)	(21.6)	(15.0)	80.5

*	Corporate activities consist of Alleghany Properties, our investments in Homesite and ORX and corporate activities at the parent level.
     Our earnings before income taxes in the 2010 third quarter decreased from the corresponding 2009 period, primarily reflecting lower net realized capital gains and net premiums earned, partially offset by higher net investment income and lower loss and LAE. The decrease in net realized capital gains in the

2010 third quarter from the corresponding 2009 period primarily reflects higher equity returns in the 2009 period compared with the corresponding 2010 period. The decrease in net premiums earned and loss and LAE primarily reflects the impact of continuing competition at RSUI, as well as PCC’s determination in June 2009 to cease soliciting new and renewal business on a direct basis commencing August 1, 2009. The increase in net investment income primarily reflects modest ORX losses, net of purchase accounting adjustments, in the 2010 third quarter, whereas such losses were significant in the 2009 third quarter.
     Our earnings before income taxes in the first nine months of 2010 increased from the corresponding 2009 period, primarily reflecting a decrease in loss and LAE and lower other-than-temporary impairment losses, partially offset by lower net realized capital gains and net premiums earned. The decrease in loss and LAE primarily reflects the absence of adverse reserve development at PCC in the 2010 period, compared with $34.5 million of adverse development recorded during the second quarter of the 2009 period, as well as PCC’s determination in June 2009 to cease soliciting new and renewal business on a direct basis commencing August 1, 2009. The decrease in other-than-temporary impairment losses was due to improvements in U.S. equity market conditions since the 2009 first quarter when we incurred substantial losses primarily related to a significant deterioration of U.S. equity and, to a lesser extent, residential housing market conditions. The decrease in net realized capital gains primarily reflects the absence of sales of common stock of Burlington Northern Santa Fe Corporation, or “Burlington Northern,” in the 2010 period, which were significant in the 2009 period. The decrease in net premiums earned in the first nine months of 2010 compared with the corresponding 2009 period reflects the impact of the factors discussed above with respect to the quarter over quarter results.
     The effective tax rate on earnings before income taxes was 27.8 percent for the first nine months of 2010, compared with 28.7 percent for the corresponding 2009 period. The slightly lower effective tax rate in 2010 primarily reflects our recognition of a permanent tax benefit in the 2010 first quarter. This permanent tax benefit relates to a finalization of our unused foreign tax credits arising from our prior ownership of World Minerals, Inc. which we sold on July 14, 2005.

AIHL Operating Results
AIHL Operating Unit Pre-Tax Results

	RSUI	AIHL Re	CATA	PCC	AIHL
	(in millions, except ratios)
Three months ended September 30, 2010
Gross premiums written	$214.2	$—	$44.0	$(0.5)	$257.7
Net premiums written	133.0	—	41.5	(0.5)	174.0

Net premiums earned (1)	$148.5	$—	$42.0	0.1	$190.6
Loss and loss adjustment expenses	80.2	—	25.8	0.4	106.4
Commissions, brokerage and other underwriting expenses (2)	41.7	—	16.4	6.1	64.2

Underwriting profit (loss) (3)	$26.6	$—	$(0.2)	$(6.4)	$20.0

Net investment income (1)					30.5
Net realized capital gains (1)					27.2
Other than temporary impairment losses (1)					(2.5)
Other income (1)					0.2
Other expenses (2)					9.3

Earnings before income taxes					$66.1

Loss ratio (4)	54.0%	—	61.5%	378%	55.8%
Expense ratio (5)	28.1%	—	38.9%	7220%	33.7%

Combined ratio (6)	82.1%	—	100.4%	7598%	89.5%

Three months ended September 30, 2009
Gross premiums written	$231.0	$—	$42.1	$12.4	$285.5
Net premiums written	140.7	—	40.7	11.2	192.6

Net premiums earned (1)	$160.1	$—	$41.6	$15.9	$217.6
Loss and loss adjustment expenses	82.9	—	21.0	14.4	118.3
Commissions, brokerage and other underwriting expenses (2)	43.9	—	18.3	6.2	68.4

Underwriting profit (loss) (3)	$33.3	$—	$2.3	$(4.7)	$30.9

Net investment income (1)					30.0
Net realized capital gains (1)					62.9
Other than temporary impairment losses (1)					(9.5)
Other income (1)					0.2
Other expenses (2)					12.4

Earnings before income taxes					$102.1

Loss ratio (4)	51.8%	—	50.5%	90.2%	54.4%
Expense ratio (5)	27.4%	—	43.9%	39.8%	31.4%

Combined ratio (6)	79.2%	—	94.4%	130.0%	85.8%

	RSUI	AIHL Re	CATA	PCC	AIHL
	(in millions, except ratios)
Nine months ended September 30, 2010
Gross premiums written	$736.9	$—	$131.5	$1.3	$869.7
Net premiums written	448.5	—	124.0	1.2	573.7

Net premiums earned (1)	$445.1	$—	$124.1	$4.9	$574.1
Loss and loss adjustment expenses	215.4	—	66.4	4.3	286.1
Commissions, brokerage and other underwriting expenses (2)	122.5	—	54.9	17.9	195.3

Underwriting profit (loss) (3)	$107.2	$—	$2.8	$(17.3)	$92.7

Net investment income (1)					96.9
Net realized capital gains (1)					82.6
Other than temporary impairment losses (1)					(9.2)
Other income (1)					0.4
Other expenses (2)					25.5

Earnings before income taxes					$237.9

Loss ratio (4)	48.4%	—	53.5%	87.1%	49.8%
Expense ratio (5)	27.5%	—	44.2%	361.7%	34.0%

Combined ratio (6)	75.9%	—	97.7%	448.8%	83.8%

Nine months ended September 30, 2009
Gross premiums written	$818.1	$—	$129.3	$44.5	$991.9
Net premiums written	499.9	—	122.2	38.3	660.4

Net premiums earned (1)	$480.0	$—	$124.8	$35.4	$640.2
Loss and loss adjustment expenses	236.5	—	60.9	77.7	375.1
Commissions, brokerage and other underwriting expenses (2)	127.2	—	55.7	23.2	206.1

Underwriting profit (loss) (3)	$116.3	$—	$8.2	$(65.5)	$59.0

Net investment income (1)					84.7
Net realized capital gains (1)					89.3
Other than temporary impairment losses (1)					(85.3)
Other income (1)					1.1
Other expenses (2)					32.8

Earnings before income taxes					$116.0

Loss ratio (4)	49.3%	—	48.8%	219.1%	58.6%
Expense ratio (5)	26.5%	—	44.6%	65.8%	32.2%

Combined ratio (6)	75.8%	—	93.4%	284.9%	90.8%

(1)	Represent components of total revenues.

(2)	Commissions, brokerage and other underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses attributable primarily to underwriting activities, whereas the remainder constitutes other expenses.

(3)	Represents net premiums earned less loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, other-than-temporary impairment losses, other income or other expenses. Underwriting profit does not replace net earnings determined in accordance with GAAP as a measure of profitability; rather, we believe that underwriting profit, which does not include net investment income, net realized capital gains, other-than-temporary impairment losses, other income or other expenses, enhances the understanding of AIHL’s insurance operating units’ operating results by highlighting net earnings attributable to their underwriting performance. With the addition of net investment income, net realized capital gains, other-than-temporary impairment losses, other income and other expenses, reported pre-tax net earnings (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting profit as an important measure in the overall evaluation of performance.

(4)	Loss and LAE divided by net premiums earned, all as determined in accordance with GAAP.

(5)	Commissions, brokerage and other underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.

(6)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on losses and LAE and commissions, brokerage and other underwriting expenses.

     Discussion of individual AIHL operating unit results follows, and AIHL investment results are discussed below under “AIHL Investment Results.”
RSUI
     The decrease in gross premiums written by RSUI in the third quarter and first nine months of 2010 from the corresponding 2009 periods primarily reflects the impact of reduced exposures of RSUI’s customers and continuing and increasing competition, particularly in RSUI’s property, umbrella/excess and general liability lines of business, partially offset by growth in RSUI’s binding authority business. RSUI’s net premiums earned decreased in the third quarter and first nine months of 2010 from the corresponding 2009 periods primarily due to the decline in gross premiums written, partially offset by a decrease in ceded premiums written associated primarily with RSUI’s property line of business.
     The decrease in loss and LAE in the third quarter and first nine months of 2010 from the corresponding 2009 periods primarily reflects the impact of lower net premiums earned and lower non-catastrophe property losses incurred, partially offset by $23.9 million of catastrophe losses in first nine months of 2010, compared with minimal catastrophe losses in the first nine months of 2009. The decrease in loss and LAE in the first nine months of 2010 from the corresponding 2009 period was also partially offset by modestly lower net releases of prior accident year loss reserves in the 2010 period (as further described below).
     Loss and LAE in the first nine months of 2010 reflect a net $8.5 million release of prior accident year loss reserves, compared with a net $11.9 million reserve release of prior accident year loss reserves during the corresponding 2009 period. The $8.5 million release consisted of a net $7.5 million increase in loss reserves in the first quarter of 2010 and a net $16.0 million reserve release in the 2010 second quarter. The $7.5 million increase in loss reserves in the first quarter of 2010 relates to an increase in estimated ultimate 2007 accident year losses for the directors and officers or “D&O,” liability line of business, reflecting, in part, unfavorable loss emergence on certain sub-prime mortgage industry claims. Such increase did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for its D&O line of business earned in 2010.
     The net $16.0 million reserve release in the 2010 second quarter reflects a $21.3 million reserve release in RSUI’s casualty lines of business and a $5.3 million reserve increase in RSUI’s property reserves related to prior year catastrophes. The $21.3 million reserve release in RSUI’s casualty lines of business relates primarily to the general liability, professional liability and umbrella/excess lines of business primarily for the 2003 through 2007 accident years and reflects favorable loss emergence, compared with loss emergence patterns assumed in earlier periods for such lines of business. Specifically, cumulative losses for such lines of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be higher through June 30, 2010 than the actual cumulative losses through that date. The amount of lower cumulative losses, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 5.6 percent. Such reduction did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for its general liability, professional liability and umbrella/excess lines of business earned in 2010. The $5.3 million reserve increase in RSUI’s property reserves in the 2010 second quarter relates to an increase in loss reserves related to specific cases from third quarter 2008 catastrophes.
     The net $11.9 million reserve release in RSUI’s casualty lines of business in the first nine months of 2009 relates primarily to the general liability, professional liability and D&O liability lines of business primarily for the 2003 through 2006 accident years and reflects favorable loss emergence, compared with loss emergence patterns assumed in earlier periods for such lines of business.
     The decrease in net premiums earned, partially offset by a decrease in loss and LAE, was the primary cause for the decrease in RSUI’s underwriting profit in the third quarter and first nine months of 2010 from the corresponding 2009 periods.
     In general, rates at RSUI in the first nine months of 2010, compared with the corresponding 2009 period, reflect overall industry trends of lower pricing as a result of increased competition. RSUI continued to see fewer qualified opportunities to write business in the first nine months of 2010, as a more competitive market caused less business to flow into the wholesale marketplace in which RSUI operates.
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

CATA
     CATA’s net premiums earned increased slightly in the 2010 third quarter from the corresponding 2009 period primarily reflecting higher gross premiums written and net premiums earned in CATA’s specialty markets division and commercial surety and miscellaneous errors and omissions liability lines of business, partially offset by continuing price competition in CATA’s property and casualty (including in excess and surplus markets) lines of business.
     CATA’s net premiums earned decreased slightly in the first nine months of 2010 from the corresponding 2009 period primarily reflecting continuing price competition in CATA’s property and casualty (including in excess and surplus markets) lines of business, partially offset by higher gross premiums written and net premiums earned in CATA’s specialty markets division and commercial surety and miscellaneous errors and omissions liability lines of business.
     The increase in loss and LAE in the third quarter and first nine months of 2010 from the corresponding 2009 periods primarily reflects a lower amount of prior year reserve releases in the 2010 periods. During the first nine months of 2010, CATA had net prior year reserve releases of $4.3 million (none of which related to the 2010 third quarter), compared with $9.8 million in the first nine months of 2009 (of which $2.1 million related to the 2009 third quarter). Of the $4.3 million reserve release, $3.5 million reflects favorable loss emergence for various discontinued liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976, based on a reserve study that was completed in the 2010 second quarter. In addition, the $4.3 million reserve release includes a modest amount of net prior year reserve releases in the casualty and surety lines of business compared with loss emergence patterns assumed in earlier periods for such lines of business. Such reduction did not impact the assumptions used in estimating CATA’s loss and LAE liabilities for its casualty and surety lines of business earned in 2010. The $9.8 million reserve release in the first nine months of 2009 primarily reflects favorable loss emergence in CATA’s casualty and surety lines of business, compared with loss emergence patterns assumed in earlier periods for such lines of business.
     The increase in loss and LAE described above was the primary cause for the decrease in CATA’s underwriting profit in the third quarter and first nine months of 2010 from the corresponding 2009 periods.
     In general, rates at CATA in the first nine months of 2010, compared with the corresponding 2009 period, reflect overall industry trends of lower pricing as a result of increased competition.
PCC
     PCC reported an underwriting loss of $17.3 million for the first nine months of 2010, primarily reflecting a substantial decrease in net premiums earned from the corresponding 2009 period as a result of PCC’s determination in June 2009 to cease soliciting new and renewal business on a direct basis commencing August 1, 2009. PCC’s decision to cease soliciting new and renewal business on a direct basis was due to its determination that it was unable to write business at rates it deemed adequate due to the state of the California workers’ compensation market. On June 30, 2009, A.M. Best downgraded its rating of PCC’s insurance subsidiary, Pacific Compensation Insurance Company, or “PCIC,” from A- (Excellent), with a negative outlook, to B++ (Good), with a stable outlook. Commencing August 1, 2009, PCC ceased soliciting new or renewal business on a direct basis and took corresponding expense reduction steps, including staff reductions, in light of such determination. Effective April 12, 2010, as part of a strategic repositioning effort, Employers Direct Corporation changed its name to Pacific Compensation Corporation and the name of its insurance subsidiary from Employers Direct Insurance Company to Pacific Compensation Insurance Company.
     PCC reported an underwriting loss of $65.5 million for the first nine months of 2009, primarily reflecting a substantial decrease in net earned premiums and a $34.5 million reserve increase in the 2009 second quarter. Of the $34.5 million reserve increase, $26.5 million related to prior accident years and $8.0 million related to the 2009 accident year. In addition, PCC also recorded a pre-tax non-cash impairment charge of $11.2 million in the 2009 second quarter, which is classified as a net realized capital loss in its consolidated statement of earnings.
     The California Department of Insurance, or the “CDI,” is responsible for periodic financial and market conduct examinations of California-domiciled insurance companies. In September 2010, the CDI issued a financial examination report of PCIC for the period from July 1, 2004 through December 31, 2008. As part of its work for such financial examination report, the CDI produced an actuarial report, or the “Actuarial Report,” for the years ended December 31, 2009 and 2008. The Actuarial Report included an estimate of loss and LAE reserves on a statutory basis of accounting that was higher than that recorded by PCIC at such dates. We believe that PCIC’s reserves for unpaid losses and LAE are adequate, and the CDI did not require PCIC to currently or retroactively increase its carried reserves to the estimates included in the Actuarial Report. AIHL did, however, contribute $40.0 million of capital to PCC on September 27, 2010, and these funds were used by PCIC to increase its workers’ compensation deposit, which is required to be maintained by PCIC under California workers’ compensation regulations, to a level consistent with the estimated loss and LAE reserves included in the Actuarial Report. To the extent that PCIC’s actual loss experience is less than the CDI’s final estimate of PCIC’s loss and LAE reserves, over time such additional workers’ compensation deposit funds will be released back to PCIC.
AIHL Investment Results
     Following is information relating to AIHL’s investment results (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net investment income	$30.5	$30.0	$96.9	$84.7
Net realized capital gains	$27.2	$62.9	$82.6	$89.3
Other than temporary impairment losses	$(2.5)	$(9.5)	$(9.2)	$(85.3)
     Net Investment Income. The increase in AIHL’s net investment income in the first nine months of 2010 from the corresponding 2009 period is due principally to improved results from partnership investments, primarily equity method partnership investments (which were unwound during the 2010 third quarter), and higher dividend income.
     Net Realized Capital Gains. The decrease in net realized capital gains in the 2010 third quarter and first nine months of 2010 from the corresponding 2009 periods primarily reflects higher equity returns in the 2009 period compared with the 2010 period, partially offset by the absence of other impairment losses incurred in the first nine months of 2010, compared with $11.2 million of other impairment losses incurred by PCC in the 2009 second quarter (see Note 4(a) to the Notes to Consolidated Financial

Statements set forth in Item 8 of the 2009 10-K).
     Other-Than-Temporary Impairment Losses. Other-than-temporary impairment losses for the nine months ended September 30, 2010 reflect $9.2 million of unrealized losses that were deemed to be other-than-temporary and, as such, were required to be charged against earnings. Of the $9.2 million, $8.0 million related to equity security holdings (primarily in the energy sector), and $1.2 million related to debt security holdings (all of which were deemed to be credit-related). Of the $9.2 million of impairment losses, $2.5 million was incurred in the third quarter of 2010. The determination that unrealized losses on such securities were other-than-temporary was primarily based on the severity and duration of the declines in fair value of such securities relative to their cost as of the balance sheet date. Other-than-temporary impairment losses for the first nine months of 2009 reflect $85.3 million of unrealized losses that were deemed to be other-than-temporary and, as such, are required to be charged against earnings. Of the $85.3 million, $57.0 million related to equity security holdings in the energy sector, $16.5 million related to equity security holdings in various other sectors, and $11.8 million related to debt security holdings (all of which were deemed to be credit-related). Such severe declines primarily related to a significant deterioration of U.S. equity and, to a lesser extent, residential housing market conditions during the latter part of 2008 and extending through the first quarter of 2009, which abated somewhat in the 2009 second and third quarters. Of the $85.3 million of impairment losses, $9.5 million was incurred in the third quarter of 2009.
     After adjusting the cost basis of securities for the recognition of unrealized losses through other-than-temporary impairment losses, no equity security was in a continuous unrealized loss position for twelve months or more at September 30, 2010. See Note 7 to the Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for further details concerning gross unrealized investment losses for debt securities and equity securities at September 30, 2010.
Corporate Activities’ Operating Results
     The following table summarizes corporate activities’ results (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net investment income	$(1.1)	$(14.0)	$(3.3)	$(17.1)
Net realized capital gains	0.1	1.1	4.4	114.7
Other than temporary impairment losses	—	—	—	—
Other income	5.2	—	6.5	0.1

Total revenues	$4.2	$(12.9)	$7.6	$97.7
Corporate administration and other expenses	9.3	8.5	21.9	16.7
Interest expense	0.6	0.2	0.7	0.5

(Losses) earnings before income taxes	$(5.7)	$(21.6)	$(15.0)	$80.5

     Corporate activities’ losses before income taxes decreased in the third quarter of 2010 from the corresponding 2009 period, primarily reflecting modest ORX losses, net of purchase accounting adjustments, in the 2010 third quarter, whereas such losses were significant in the 2009 third quarter. The 2009 losses were due primarily to asset impairment charges incurred as of December 31, 2008, but finalized in the 2009 third quarter arising from relatively low energy prices as of December 31, 2008.
     Corporate activities reported a loss before income taxes for the first nine months of 2010 compared with earnings before income taxes for the comparable 2009 period, primarily reflecting lower net realized capital gains, partially offset by higher net investment income in the 2010 period. The lower net realized capital gains primarily reflects the absence of sales of common stock of Burlington Northern in the 2010 period, which were significant in the 2009 period. Net realized capital gains in the first nine months of 2009 resulted primarily from parent-level sales of shares of Burlington Northern common stock, which occurred in the first and second quarters of 2009. The higher net investment income in the first nine months of 2010 compared with the corresponding 2009 period primarily reflects the ORX asset impairment charges recorded in the 2009 third quarter discussed above.
     Net investment income includes $0.5 million and $19.2 million of our equity in losses of ORX, net of purchase accounting adjustments, for the nine months ended September 30, 2010 and 2009, respectively. Net investment income also includes $5.2 million and $4.0 million of our equity in losses of Homesite, net of purchase accounting adjustments, for the nine months ended September 30, 2010 and 2009, respectively. Homesite losses in both periods primarily reflect the impact of increased homeowners insurance claims from severe weather and ongoing purchase accounting adjustments.
Reserve Review Process
     AIHL’s insurance operating units periodically analyze, at least quarterly, liabilities for unpaid losses and LAE established in prior years and adjust their expected ultimate cost, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid losses and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. The following table presents the reserves established in connection with the losses and LAE of AIHL’s insurance operating units on a gross and net basis by line of business. These reserve amounts represent the accumulation of estimates of ultimate losses (including for incurred but not yet reported losses, or “IBNR”) and LAE.

					Workers’
	Property	Casualty(1)	CMP(2)	Surety	Comp(3)	All Other(4)	Total
			(dollars in millions)
As of September 30, 2010

Gross loss and LAE reserves	$182.1	$1,898.1	$61.1	$16.7	$197.9	$32.9	$2,388.8
Reinsurance recoverables on unpaid losses	(68.6)	(769.7)	(0.7)	(0.1)	(20.3)	(18.8)	(878.2)

Net loss and LAE reserves	$113.5	$1,128.4	$60.4	$16.6	$177.6	$14.1	$1,510.6

As of December 31, 2009

Gross loss and LAE reserves	$249.1	$1,902.4	$63.6	$18.0	$245.9	$42.0	$2,521.0
Reinsurance recoverables on unpaid losses	(104.5)	(799.5)	(0.2)	(0.1)	(20.2)	(23.2)	(947.7)

Net loss and LAE reserves	$144.6	$1,102.9	$63.4	$17.9	$225.7	$18.8	$1,573.3

(1)	Primarily consists of umbrella/excess, D&O liability, professional liability and general liability.

(2)	Commercial multiple peril.

(3)	Workers’ compensation amounts include PCC, net of purchase accounting adjustments (see Note 4(a) to the Notes to Consolidated Financial Statements set forth in Item 8 of our 2009 10-K). Such adjustments include a minor reduction of gross and net loss and LAE for acquisition date discounting, as required under purchase accounting. Workers’ compensation amounts also include minor balances from CATA.

(4)	Primarily consists of loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees. The loss and LAE reserves are ceded 100 percent to the sellers. Additional information regarding the loss reserve guarantees can be found in Note 5(b) to the Notes to Consolidated Financial Statements set forth in Item 8 of our 2009 10-K.

Changes in Loss and LAE Reserves between September 30, 2010 and December 31, 2009
     Gross Reserves. Gross loss and LAE reserves at September 30, 2010 decreased from December 31, 2009, due primarily to reserve decreases in property and workers’ compensation lines of business. The decrease in property gross loss and LAE reserves is mainly due to loss payments made by RSUI on hurricane related losses incurred in prior years. The decrease in workers’ compensation gross loss and LAE reserves primarily reflects the impact of PCC’s decision in June 2009 to cease soliciting new or renewal business on a direct basis commencing August 1, 2009.
     Net Reserves. Net loss and LAE reserves at September 30, 2010 decreased from December 31, 2009, due primarily to reserve decreases in the workers’ compensation and property lines of business, partially offset by a modest reserve increase in the casualty line of business. The decrease in workers’ compensation net loss and LAE reserves primarily reflects the impact of PCC’s decision in June 2009 to cease soliciting new or renewal business on a direct basis commencing August 1, 2009. The decrease in property net loss and LAE reserves is mainly due to loss payments made by RSUI on hurricane related losses incurred in prior years, net of corresponding decreases in reinsurance recoverables on unpaid losses. The increase in the casualty line of business relates primarily to modest increases at CATA due to growth in its specialty markets division and its miscellaneous errors and omissions liability line of business.
Reinsurance Recoverables
     At September 30, 2010, AIHL had total reinsurance recoverables of $919.1 million, consisting of $878.2 million of ceded outstanding losses and LAE and $40.9 million of recoverables on paid losses. RSUI’s reinsurance recoverables totaled approximately $785.1 million of AIHL’s $919.1 million. Approximately 93.1 percent of AIHL’s reinsurance recoverables balance at September 30, 2010 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. AIHL’s Reinsurance Security Committee, which includes certain of our officers and the chief financial officer of each of AIHL’s operating units and which manages the use of reinsurance by such operating units, has determined that reinsurers with a rating of A (Excellent) or higher have an ability to meet their ongoing obligations at a level that is acceptable to us.
     Information regarding concentration of AIHL’s reinsurance recoverables at September 30, 2010 is as follows (dollars in millions):

Reinsurer(1)	Rating(2)	Dollar Amount	Percentage
Swiss Reinsurance Company	A (Excellent)	$163.9	17.8%
The Chubb Corporation	A++ (Superior)	97.6	10.6%
Platinum Underwriters Holdings, Ltd.	A (Excellent)	96.6	10.5%
All other reinsurers		561.0	61.1%

Total		$919.1	100.0%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed reinsurer.

(2)	Represents the A.M. Best rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverables are due.
     At September 30, 2010, AIHL also had fully collateralized reinsurance recoverables of $96.8 million due from Darwin Professional Underwriters, Inc., or “Darwin.” AIHL owned approximately 55 percent of Darwin, a specialty property and casualty insurer, until October 20, 2008, when it was merged with a subsidiary of Allied World Assurance Company Holdings, Ltd. The A.M. Best financial strength rating of Darwin was A (Excellent) at September 30, 2010. AIHL had no allowance for uncollectible reinsurance as of September 30, 2010.
Financial Condition
Parent Level
     General. In general, we follow a policy of maintaining a relatively liquid financial condition at the parent company. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. At September 30, 2010, we held marketable securities and cash of approximately $73.6 million at the parent company and $951.5 million at AIHL, which totaled $1,025.1 million. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures at September 30, 2010.
     Stockholders’ equity increased to approximately $2.81 billion as of September 30, 2010, compared with approximately $2.72 billion as of December 31, 2009, representing an increase of 3.5 percent. The increase in stockholders’ equity primarily reflects net earnings in the first nine months of 2010, partially offset by the repurchase of our common stock pursuant to our repurchase program described below.
     Senior Notes. On September 20, 2010, we issued $300.0 million of 5.625% Senior Notes due on September 15, 2020, or “Senior Notes.” The Senior Notes are unsecured and unsubordinated general obligations of Alleghany as the parent company. Interest is payable semi-annually on March 15 and September 15 of each year. The terms of the Senior Notes permit redemption prior to their maturity. The indenture under which the Senior Notes were issued contains covenants that impose conditions on our ability to create liens on the capital stock of AIHL or RSUI or to engage in sales of the capital stock of AIHL or RSUI. The Senior Notes were issued at a discount of approximately 99.63 percent, resulting in proceeds before underwriting discount, commissions and other expenses of $298.9 million, and an effective yield of approximately 5.67 percent. Approximately $2.8 million of underwriting discount, commissions and other expenses were recorded as deferred charges, which are amortized over the life of the Senior Notes. We currently intend to use the net proceeds from the sale of the Senior Notes for general corporate purposes, including, but not limited to, acquisitions, additions to working capital, capital expenditures, investments, contributions of capital to our subsidiaries, repayment of Senior Notes, and repurchases and redemptions of our securities.
     Credit Agreement. On September 9, 2010, we entered into a three-year credit agreement, or the “Credit Agreement,” and a related security agreement, or the “Security Agreement,” with a bank syndicate. The Credit Agreement provides for a two tranche revolving credit facility in an aggregate principal amount of up to $100.0 million, or the “Commitments,” consisting of (i) a secured credit facility, or “Tranche A,” subject to a borrowing base as set forth in the Credit Agreement, in an aggregate principal amount of up to $50.0 million and (ii) an unsecured credit facility, or “Tranche B,” in an aggregate principal amount of up to $50.0 million. The Commitments under the Credit Agreement are scheduled to terminate on September 9, 2013, or the “Maturity Date,” unless earlier terminated.

Borrowings under the Credit Agreement will be available for working capital and general corporate purposes.
     Alternate Base Rate Borrowings under the Credit Agreement will bear interest at (x) the greatest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.5 percent or (c) an adjusted London Interbank Overnight, or “LIBO,” rate for a one month interest period on such day plus 1 percent, plus (y) a specified margin (currently 0 basis points for Tranche A and 125 basis points for Tranche B). Eurodollar Borrowings under the Credit Agreement will bear interest at the Adjusted LIBO Rate for the interest period in effect plus a specified margin (currently 75 basis points for Tranche A and 225 basis points for Tranche B). The Credit Agreement requires that all loans be repaid in full no later than the Maturity Date. The Credit Agreement also requires us to pay a Commitment Fee each quarter in a range of between one fifth and one-half of one percent per annum, based upon our Moody’s Rating and S&P Rating, on the daily unused amount of the Commitments of the relevant Tranche.
     The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this nature. In this regard, the Credit Agreement requires us to, among other things, (i) maintain a consolidated net worth of not less than the sum of (x) approximately $2.0 billion plus (y) 50 percent of our cumulative consolidated net income earned in each fiscal quarter (if positive) commencing on September 30, 2010 and (ii) maintain a ratio of consolidated total indebtedness to consolidated capital as of the end of each fiscal quarter of not greater than 0.25 to 1.0. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting the creation of liens on any property or asset; the incurrence of indebtedness; mergers, consolidations, liquidations and dissolutions; change of business; sales of assets; transactions with affiliates; and other provisions customary in similar types of agreements. In addition, at any time when a Default has occurred and is continuing or would result therefrom, the Credit Agreement proscribes our ability to declare or pay, or permit certain of our subsidiaries to declare or pay, any dividend on, or make any payment on account of, or set apart assets for a sinking or other analogous fund for, the purchase, redemption, defeasance, retirement or acquisition of, any of our stock or any such subsidiaries.
     Under the Credit Agreement, an Event of Default is defined as (a) a failure to pay any principal or interest on any of the loans or any fee or any other amount payable under the Credit Agreement or any other loan document within designated time periods; (b) a breach of any representation or warranty made in the Credit Agreement or any other loan document; (c) a failure to comply with certain specified covenants, conditions or agreements in the Credit Agreement; (d) a failure to comply with any other conditions, covenants or agreements in the Credit Agreement or any other loan document within thirty days after knowledge or written notice of such failure; (e) a failure by us or any subsidiary to pay any indebtedness, other than loans under the Credit Agreement, or any obligation in respect of our or any subsidiary’s hedging agreements in an aggregate amount exceeding $25.0 million, or “Material Indebtedness,” when due or payable; (f) any event or condition occurs that results in the acceleration of the maturity of Material Indebtedness or which enables or permits the holder of such Material Indebtedness to cause the acceleration of such indebtedness, except for secured indebtedness that becomes due as a result of the voluntary sale or transfer of the property or assets securing such indebtedness; (g) the occurrence of certain involuntary or voluntary bankruptcy, insolvency or reorganization events relating to us or any of our material subsidiaries; (h) the rendering of certain money judgments against us or any of our subsidiaries in an aggregate amount in excess of $25.0 million; (i) a failure by us or certain affiliates to pay any material amounts to the Pension Benefit Guaranty Corporation or to an employee pension benefit plan or the institution of an enforcement proceeding under ERISA, the occurrence of certain ERISA events which would reasonably be expected to have a material adverse effect, or the occurrence of certain material events under ERISA covered plans; (j) the failure of any lien created by any of the security documents to constitute an enforceable first priority perfected lien on all of the collateral encumbered thereby; or (k) the occurrence of certain events constituting a Change of Control relating to us.
     If an Event of Default occurs, then, to the extent permitted in the Credit Agreement, the Lenders may, as applicable, terminate the Commitments, accelerate the repayment of any outstanding loans and exercise all rights and remedies available to such Lenders under the Credit Agreement, the Security Agreement and related documents and applicable law, including, without limitation, exercising rights and remedies with respect to the Collateral for the benefit of the Tranche A Lenders. In the case of an Event of Default that exists due to the occurrence of certain involuntary or voluntary bankruptcy, insolvency or reorganization events relating to us, the Commitments will automatically terminate and the repayment of any outstanding loans shall be automatically accelerated.
     The Security Agreement secures all of our obligations relating to the Tranche A Loans under the Credit Agreement, and grants to a collateral agent for the Lenders, or “Collateral Agent,” a continuing first priority lien on and security interest in, and assigns to the Collateral Agent (for the ratable benefit of the Lenders) as collateral security, all of our right, title and interest in and to: (a) all cash, securities, shares of stock, investment property, financial assets, equity interests, instruments and general intangibles which are from time to time held in or credited to a certain account, or the “Account,” maintained with the Collateral Agent, (b) the Account itself, and (c) all rights to which we now or hereafter become entitled by reason of our interest in any of the previously described collateral, and all security entitlements related to the Account and the financial assets credited to the Account, and the additions to, accessions to, substitutions of, products or proceeds of any or all of the foregoing.
     There were no borrowings under the Credit Agreement during the third quarter of 2010.
     Common Stock Repurchases. In February 2008, we announced that our Board of Directors had authorized the repurchase of shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million. As of September 30, 2010, $284.8 million of this program was utilized. In July 2010, our Board of Directors authorized the repurchase of additional shares of common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million upon the completion of the previously announced program. During the first nine months of 2010, we repurchased an aggregate of 230,122 shares of our common stock in the open market for approximately $66.6 million, at an average price per share of $289.21 (share and average price amounts are not adjusted for the stock dividend declared in February 2010). As of September 30, 2010 and December 31, 2009, we had 8,820,292 and 9,037,561 shares of our common stock outstanding, respectively. Unless stated otherwise, all preceding figures have been adjusted to reflect the common stock dividend declared in February 2010 and paid in April 2010.
Subsidiaries
     Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources, and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures at September 30, 2010.
     The obligations and cash outflow of AIHL’s insurance operating units include claim settlements, administrative expenses and purchases of investments. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, AIHL’s insurance operating units accumulate funds which they invest pending the need for liquidity. As an insurance company’s cash needs can be unpredictable due to the uncertainty of the claims settlement process, AIHL’s portfolio, which includes those of its insurance operating units, is composed primarily of debt securities and short-term investments to ensure the availability of funds and maintain a sufficient amount of liquid securities. As of September 30, 2010, investments and cash represented 74.6 percent of the assets of AIHL and its insurance operating units.
Consolidated Investment Holdings
     Overview. On a consolidated basis, our invested asset portfolio was approximately $4.75 billion as of September 30, 2010, an increase of 7.6 percent from December 31, 2009. The increase is due to the issuance of Senior Notes discussed above and positive cash flow from underwriting activities at RSUI, partially offset by negative cash flow at PCC, cash payments for year-end 2009 incentive compensation in early 2010 and our repurchase of common stock pursuant to our repurchase program. Negative cash flow at PCC was a result of PCC’s determination in June 2009 to cease soliciting new and renewal business on a direct basis commencing August 1, 2009.
     At September 30, 2010, the average duration of our consolidated debt securities portfolio was 3.5 years, compared with 3.5 years at December 31, 2009. The overall debt securities portfolio credit quality is measured using the lower of either Standard & Poor’s or Moody’s rating. In this regard, the weighted average rating at September 30, 2010 and December 31, 2009 was AA+, with substantially all securities rated investment grade.
     Fair Value. The estimated carrying values and fair values of our consolidated financial instruments as of September 30, 2010 and December 31, 2009 were as follows (in millions):

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Investments (excluding equity method investments and loans)*	$4,572.0	$4,572.0	$4,211.6	$4,211.6
Liabilities
Senior Notes**	$298.9	$304.7	—	—

*	This table includes available-for-sale investments (securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method (Homesite, ORX and other investments) and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.

**	As discussed previously.

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
     The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	“Level 1” — Valuations are based on unadjusted quoted prices in active markets for identical, unrestricted assets. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these assets does not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 assets generally include publicly traded common stocks and debt securities issued directly by the U.S. Government, where our valuations are based on quoted market prices.

•	“Level 2” — Valuations are based on quoted market prices where such markets are not deemed to be sufficiently “active.” In such circumstances, additional valuation metrics will be used which involve direct or indirect observable market inputs. Our Level 2 assets generally include preferred stocks and debt securities other than debt issued directly by the U.S. Government. Our Level 2 liabilities include the Senior Notes. Substantially all of the determinations of value in this category are based on a single quote from third-party dealers and pricing services. As we generally do not make any adjustments thereto, such quote typically constitutes the sole input in our determination of the fair value of these types of securities. In developing a quote, such third parties will use the terms of the security and market-based inputs. Terms of the security include coupon, maturity date, and any special provisions that may, for example, enable the investor, at its election, to redeem the security prior to its scheduled maturity date. Market-based inputs include the level of interest rates applicable to comparable securities in the market place and current credit rating(s) of the security. Such quotes are generally non-binding.

•	“Level 3” — Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Valuation under Level 3 generally involves a significant degree of judgment on our part. Our Level 3 assets are primarily limited to partnership investments. Net asset value quotes from the third-party general partner of the entity in which such investments are held, which will often be based on unobservable market inputs, constitute the primary input in our determination of the fair value of such assets.

     We validate the reasonableness of our fair value determinations for Level 2 investment securities by testing the methodology of the relevant third-party dealer or pricing service that provides the quotes upon which the fair value determinations are made. We test the methodology by comparing such quotes with prices from executed market trades when such trades occur. We discuss with the relevant third-party dealer or pricing service any identified material discrepancy between the quote derived from its methodology and the executed market trade in order to resolve the discrepancy. We use the quote from the third-party dealer or pricing service unless we determine that the methodology used to produce such quote is not in compliance with GAAP. In addition to such procedures, we also compare the aggregate amount of the fair value for such Level 2 securities with the aggregate fair value provided by a third-party financial institution. Furthermore, we review the reasonableness of our classification of securities within the three-tiered hierarchy to ensure that the classification is consistent with GAAP.
     The estimated carrying values of our financial instruments as of September 30, 2010 and December 31, 2009 allocated among the three levels set forth above were as follows (in millions):

	Level 1	Level 2	Level 3 (1)	Total
As of September 30, 2010
Equity securities:
Common stock	$936.6	$—	$—	$936.6
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	343.6	30.5	—	374.1
Mortgage- and asset-backed securities (2)	—	987.3	1.6	988.9
States, municipalities and political subdivisions bonds	—	1,261.0	—	1,261.0
Foreign bonds	—	112.2	—	112.2
Corporate bonds and other	—	461.5	—	461.5

	343.6	2,852.5	1.6	3,197.7

Short-term investments	149.9	263.9	—	413.8
Other invested assets	—	—	23.9	23.9

Investments (excluding equity method investments)	$1,430.1	$3,116.4	$25.5	$4,572.0

Senior Notes	$—	$304.7	$—	$304.7

As of December 31, 2009
Equity securities:
Common stock	$624.5	$—	$—	$624.5
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	638.4	—	—	638.4
Mortgage- and asset-backed securities (2)	—	958.8	—	958.8
States, municipalities and political subdivisions bonds	—	1,234.0	—	1,234.0
Foreign bonds	—	144.3	—	144.3
Corporate bonds and other	—	313.5	—	313.5

	638.4	2,650.6	—	3,289.0

Short-term investments	75.2	187.7	—	262.9
Other invested assets	—	—	35.2	35.2

Investments (excluding equity method investments)	$1,338.1	$2,838.3	$35.2	$4,211.6

(1)	Level 3 securities consist of partnership investments and certain debt securities. The carrying value of partnership investments of $23.9 million decreased by $11.3 million from the December 31, 2009 carrying value of $35.2 million, due primarily to sales of $13.9 million (which generated a realized capital gain of $5.1 million), partially offset by an increase in estimated fair value during the period of $2.6 million. The carrying value of debt securities of $1.6 million consists of four mortgage- and asset-backed securities acquired during the 2010 third quarter.

(2)	Consists primarily of residential mortgage-backed securities.

     Mortgage- and Asset-Backed Securities. At September 30, 2010, our mortgage- and asset-backed securities portfolio, which primarily included residential mortgage-backed securities, or “RMBS,” and constituted $988.9 million of our debt securities portfolio, was backed by the following types of underlying collateral (in millions):

Type of Underlying Collateral	Fair Value	Average Rating
RMBS: guaranteed by FNMA or FHLMC (1)	$57.4	Aaa /AAA
RMBS: guaranteed by GNMA (2)	469.9	Aaa /AAA
RMBS: Alt A	16.0	A1 /AA
RMBS: Sub-prime	2.8	Aaa/AAA
Other (3)	442.8	Aa1/AA+

Total	$988.9	Aa1 /AA+

(1)	“FNMA” refers to the Federal National Mortgage Association, and “FHLMC” refers to the Federal Home Loan Mortgage Corporation.

(2)	“GNMA” refers to the Government National Mortgage Association.

(3)	Includes other asset-backed securities, commercial mortgage-backed securities and other RMBS.
     Municipal Bonds. The following table details the top five state exposures of our municipal bond portfolio as of September 30, 2010 (in millions):

	General	Special	Total
	Obligation	Revenue	Fair Value
Texas	$88.1	$32.7	$120.8
Massachusetts	8.6	76.8	85.4
Washington	55.7	15.9	71.6
New York	4.6	55.9	60.5
Colorado	35.6	21.6	57.2
All other	274.8	438.4	713.2

	$467.4	$641.3	$1,108.7

Advance refunded/escrowed to maturity bonds			152.3

Total municipal bond portfolio			$1,261.0

Recent Accounting Pronouncements
Recently Adopted
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
     In June 2009, FASB issued guidance that changes the way entities account for securitizations and special-purpose entities. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosure about transfers of financial assets, including securitization transactions and an entity’s continuing exposure to the risks related to transferred financial assets. This guidance also changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting rights (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance is generally effective for interim and annual periods beginning in 2010. We adopted this guidance in the 2010 first quarter, and the implementation did not have any impact on our results of operations and financial condition. We did not have any off-balance sheet arrangements outstanding at September 30, 2010 or December 31, 2009, including those that may involve the types of entities contemplated in this guidance.
     In September 2009, FASB issued guidance that allows investors to use net asset value as a practical expedient to estimate the fair value of investments in investment companies (and like entities) that do not have readily determinable fair values. This guidance does not apply to investments accounted for using the equity method. This guidance is effective for interim and annual periods ending after December 15, 2009, with early application permitted. We adopted this guidance in the fourth quarter of 2009, and the implementation did not have any impact on our results of operations and financial condition. Our partnership investments that are accounted for as available-for-sale are subject to this guidance. Net asset value quotes from the third-party general partner of the entity in which such investments are held, which will often be based on unobservable market inputs, constitute the primary input in our determination of the fair value of such investments. The fair value of our available-for-sale partnership investments was $23.9 million at September 30, 2010 and $35.2 million at December 31, 2009.
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
Future Application of Accounting Standards
     In July 2010, FASB issued guidance that provides for additional financial statement disclosure regarding financing receivables, including the credit quality and allowance for credit losses associated with such assets. This guidance is effective for interim and annual periods ending after December 15, 2010. We will adopt this guidance in the 2011 first quarter, and we do not currently believe that the implementation will have any impact on our results of operations and financial condition.
     In October 2010, FASB issued new guidance that provides additional clarification for costs associated with acquiring or renewing insurance contracts. The new guidance states that only incremental, direct costs associated with the successful acquisition of a new or renewal insurance contract may be capitalized as deferred acquisition costs. Furthermore, such costs: (i) must be essential to the contract transaction; (ii) would not have been incurred had the contract transaction not occurred; and (iii) must be related directly to the acquisition activities involving underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in separate “direct-response” advertising guidance within GAAP are met. All other acquisition-related costs and other expenses should be charged to expense as incurred. This guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted (but only at the beginning of an entity’s annual reporting period). We will adopt this guidance in the 2012 first quarter, and we do not currently believe that the implementation will have a material impact on our results of operations and financial condition.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, foreign currency exchange rates and commodity prices. The primary market risk related to our non-trading financial instruments is the risk of loss associated with adverse changes in interest rates. We invest in equity securities which are subject to fluctuations in market value. We also purchase debt securities with fixed maturities that expose us to risk related to adverse changes in interest rates. We hold our equity securities and debt securities as available for sale. Any changes in the fair value in these securities, net of tax, would be recorded as a component of other comprehensive income. However, if a decline in fair value relative to cost is believed to be other than temporary, a loss is generally recorded on our statement of earnings.
     Debt Securities and Senior Notes. The primary market risk for our and our subsidiaries’ debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The tables below present sensitivity analyses at September 30, 2010 of our (i) consolidated debt securities and (ii) Senior Notes, that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical September 30, 2010 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding.
At September 30, 2010 (dollars in millions)

Interest rate shifts	-300	-200	-100	0	100	200	300
Assets:

Debt securities, fair value	$3,562.9	$3,435.3	$3,313.8	$3,197.7	$3,082.6	$2,961.4	$2,841.2
Estimated change in fair value	365.2	237.6	116.1	—	(115.1)	(236.3)	(356.5)

Liabilities:
Senior Notes, fair value	$384.7	$355.5	328.9	$304.7	$282.7	$262.6	$244.2
Estimated change in fair value	80.0	50.8	24.2	—	(22.0)	(42.1)	(60.5)
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
     Partnership Investments. In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Partnership investments are included in other invested assets and are accounted for as either available-for-sale or an equity method investment. The carrying value of available-for-sale partnership investments was $23.9 million at September 30, 2010 and $35.2 million at December 31, 2009. The carrying value of equity method partnership investments were

$47.7 million at December 31, 2009 (such partnerships were unwound during the third quarter of 2010).
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
PART II. OTHER INFORMATION
Item 1A. Risk Factors.
     Except as set forth below, there are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2009 10-K. Please refer to the risk factors set forth below and that section of the 2009 10-K for disclosures regarding what we believe are the more significant risks and uncertainties related to our businesses.
          Our failure to comply with restrictive covenants contained in the indenture governing the Senior Notes or any other indebtedness, including indebtedness under our revolving credit facility and any future indebtedness, could trigger prepayment obligations, which could adversely affect our business, financial condition and results of operations. On September 9, 2010, we entered into a three-year credit agreement with a bank which provides for a two tranche revolving credit facility, or the “Credit Agreement,” in an aggregate principal amount of up to $100.0 million. On September 20, 2010, we issued $300.0 million of the Senior Notes. The indenture governing the Senior Notes contains covenants that impose restrictions on us with respect to, among other things, the incurrence of liens on the capital stock of certain of our subsidiaries. The indenture governing the Senior Notes requires us to file with the trustee copies of our annual, quarterly and current reports which we are required to file with the SEC, and the Credit Agreement requires us to comply with certain covenants. Our failure to comply with such covenants could result in an event of default under the indenture, under the Credit Agreement or under any other debt agreement we may enter into in the future, which could, if not cured or waived, result in us being required to repay the Senior Notes, the indebtedness under the Credit Agreement or any other future indebtedness. As a result, our business, financial condition and results of operations could be adversely affected.
          To service our debt, we will require a significant amount of cash, which may not be available to us. Our ability to make payments on, or repay or refinance, our debt, including the Senior

Notes, will depend largely upon our future operating performance, including the operating performance of our subsidiaries. Our future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future will depend on the satisfaction of the covenants in the indenture governing the Senior Notes, in the Credit Agreement and in other debt agreements we may enter into in the future. We may need to maintain certain financial ratios. We cannot assure you that our business, including the operating performance of our subsidiaries, will generate sufficient cash flow from operations or that future borrowings will be available to us under the Credit Agreement or from other sources in an amount sufficient to enable us to pay our debt, including the Senior Notes, or to fund our other liquidity needs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Equity Securities.
     The following table summarizes our common stock repurchases for the quarter ended September 30, 2010:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price	Announced Plans	Plans
Period	Shares Purchased (1)	Paid per Share (1)	or Programs (2)	or Programs
July 1 to July 31	9,492	$293.49
August 1 to August 31	13,497	$292.74
September 1 to September 30	—	—

Total	22,989	$293.05	22,989	$315,164,891

(1)	Share and average price amounts are not adjusted for the stock dividend declared in February 2010.

(2)	All shares represent shares repurchased pursuant to an authorization of the Board of Directors. In February 2008, we announced that our Board of Directors had authorized the repurchase of shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million. In July 2010, our Board of Directors authorized the repurchase of additional shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million upon completion of the previously announced program.

Item 6. Exhibits.

Exhibit Number	Description
4.1	Indenture, dated as of September 20, 2010, by and between Alleghany and The Bank of New York Mellon, as Trustee, filed as Exhibit 4.1 to Alleghany’s Current Report on Form 8-K filed on September 20, 2010, is incorporated herein by reference.

4.2	First Supplemental Indenture, dated as of September 20, 2010, by and between Alleghany and The Bank of New York Mellon, as Trustee, including the form of the Senior Notes attached as Exhibit A thereto, filed as Exhibit 4.2 to Alleghany’s Current Report on Form 8-K filed on September 20, 2010, is incorporated herein by reference.

10.1(a)	Credit Agreement, dated as of September 9, 2010, among Alleghany, the lenders which are signatories thereto and U.S. Bank National Association as administrative agent for the lenders (the “Credit Agreement”), filed as Exhibit 10.1(a) to Alleghany’s Current Report on Form 8-K filed on September 14, 2010, is incorporated herein by reference.

10.1(b)	List of Contents of Exhibits and Schedules to the Credit Agreement, filed as Exhibit 10.1(b) to Alleghany’s Current Report on Form 8-K filed on September 14, 2010, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.2	Security Agreement, dated as of September 9, 2010, by and among the Company and U.S. Bank National Association, as collateral agent, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on September 14, 2010, is incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.

Exhibit Number	Description
101.1	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2010 and 2009; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (iv) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this Exhibit 101.1 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under those sections.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION Registrant
Date: November 4, 2010	By	/s/ Roger B. Gorham
Roger B. Gorham
Senior Vice President (and chief financial officer)