Form 10-K
period 2010-12-31
ALLEGHANY CORP /DE
filed 2011-02-25
CIK 775368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Yes ☐                    No ☑

As of June 30, 2010, the aggregate market value (based upon the closing price of these shares on the New York Stock Exchange) of the shares of Common Stock of Alleghany Corporation held by non-affiliates was $2,158,211,388.

As of February 18, 2011, 8,747,177 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Stockholders of Alleghany Corporation to be held on April 29, 2011 are incorporated into Part III of this Form 10-K Report.

ALLEGHANY CORPORATION

Form 10-K Report
for the year ended December 31, 2010

Description

PART I

References in this Annual Report on Form 10-K for the year ended December 31, 2010, or the “Form 10-K Report,” to the “Company,” “Alleghany,” “we,” “us” and “our” refer to Alleghany Corporation and its consolidated subsidiaries, unless the context otherwise requires. In addition, unless the context otherwise requires, references to

•	“AIHL” are to our insurance holding company subsidiary Alleghany Insurance Holdings LLC,

•	“RSUI” are to our subsidiary RSUI Group, Inc. and its subsidiaries,

•	“CATA” are to our subsidiary Capitol Transamerica Corporation and its subsidiaries, and also includes the operations and results of Platte River Insurance Company, or “Platte River,” unless the context otherwise requires,

•	“PCC” refers to our subsidiary Pacific Compensation Corporation (formerly known as Employers Direct Corporation),

•	“AIHL Re” are to our subsidiary AIHL Re LLC, and

•	“Alleghany Properties” are to our subsidiary Alleghany Properties Holdings LLC and its subsidiaries.

Items 1 and 2. Business and Properties.

Business Overview

We are a Delaware-incorporated company engaged, through AIHL and its subsidiaries RSUI, CATA and PCC, in the property and casualty and surety insurance business. CATA has been a subsidiary of AIHL since January 2002, and RSUI has been a subsidiary of AIHL since July 2003. In June 2006, AIHL Re was established as a captive reinsurance subsidiary of AIHL, and AIHL Re has, in the past, provided reinsurance to our insurance operating units and affiliates. In March 2007, Alleghany Capital Partners LLC, or “Alleghany Capital Partners,” was established to manage our equity investments, including those held by our insurance operating units. AIHL acquired PCC on July 18, 2007 for a purchase price of $198.1 million, including $5.6 million of incurred acquisition costs. We also own and manage properties in Sacramento, California through our subsidiary Alleghany Properties.

We own an approximately 38 percent ownership stake in ORX Exploration, Inc., or “ORX,” a regional oil and gas exploration and production company, and an approximately 33 percent stake in Homesite Group Incorporated, or “Homesite,” a national, full-service, mono-line provider of homeowners insurance. We acquired our stake in ORX on July 18, 2008 through a purchase of participating preferred stock for cash consideration of $50.0 million. We acquired our shares of Homesite common stock on December 29, 2006 for a purchase price of approximately $120.0 million.

We owned approximately 55 percent of Darwin Professional Underwriters, Inc., or “Darwin,” a specialty property and casualty insurer until October 20, 2008, when it was merged with a subsidiary of Allied World Assurance Company Holdings, Ltd, or “AWAC.” As a result of our disposition of Darwin, that business has been reclassified as discontinued operations in this Form 10-K Report.

In 2010, we studied a number of potential acquisitions. We intend to continue to expand our operations through internal growth at our subsidiaries, as well as through possible operating company acquisitions and investments.

At December 31, 2010, we had 745 employees, with 732 at our subsidiaries and 13 at the parent level. Our principal executive offices are located in leased office space of approximately 14,200 square feet at 7 Times Square Tower, New York, New York 10036, and our telephone number is (212) 752-1356.

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

We refer you to Items 7 and 8 of this Form 10-K Report for further information about our business in 2010. Our consolidated financial statements are set forth in Item 8 of this Form 10-K Report and include our accounts and the accounts of our subsidiaries for all periods presented.

Property and Casualty and Surety Insurance Businesses

General Description of Business

AIHL is our holding company for our property and casualty and surety insurance operations. Property and casualty operations are conducted through RSUI, headquartered in Atlanta, Georgia; CATA, headquartered in Middleton, Wisconsin; and PCC, headquartered in Agoura Hills, California. Surety operations are conducted through CATA. AIHL Re, our Vermont-domiciled captive reinsurance company, has, in the past, provided reinsurance to our insurance operating units and affiliates. Unless we state otherwise, references to AIHL include the operations of RSUI, CATA, PCC and AIHL Re. We also own an approximately 33 percent stake in Homesite, a national, full-service, mono-line provider of homeowners insurance.

In general, property insurance protects an insured against financial loss arising out of loss of property or its use caused by an insured peril. Casualty insurance protects the insured against financial loss arising out of the insured’s obligation to others for loss or damage to property or persons, including, with respect to workers’ compensation insurance, persons who are employees. In 2010, property insurance accounted for approximately 45.6 percent, and casualty insurance accounted for approximately 49.8 percent, of AIHL’s gross premiums written. Surety bonds, both commercial and contract, are three-party agreements in which the issuer of the bond (the surety) joins with a second party (the principal) in guaranteeing to a third party (the obligee) the fulfillment of some obligation on the part of the principal to the obligee. In 2010, surety bonds accounted for approximately 4.6 percent of AIHL’s gross premiums written.

RSUI

General. RSUI, which includes the operations of its operating subsidiaries RSUI Indemnity Company, or “RIC,” Landmark American Insurance Company, or “Landmark,” and Covington Specialty Insurance Company, or “Covington,” underwrites specialty insurance coverages in the property, umbrella/excess, general liability, directors and officers, or “D&O,” liability and professional liability lines of business. The market for specialty insurance coverages differs significantly from the market for standard insurance coverages. The specialty market provides coverage for hard-to-place risks that generally do not fit the underwriting criteria of the standard market which provides coverage for largely uniform and relatively predictable exposures and which is highly regulated with respect to rates and forms.

RSUI writes specialty business in the admitted specialty market primarily through RIC in the 50 states and the District of Columbia where RIC is licensed and subject to state form and rate regulations. Most of the risks in the admitted specialty market are unique and hard-to-place in the standard market, but must remain with an admitted insurance company for regulatory and/or marketing reasons. As an admitted carrier, RIC is subject to more state regulation than a non-admitted carrier, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans.

RSUI writes business on an approved, non-admitted basis primarily through Landmark, which, as a non-admitted company, is not subject to state form and rate regulations and thus has more flexibility in its rates and coverages for specialized or hard-to-place risks. This typically results in coverages that are more restrictive and expensive than coverages written by a standard insurance company. As of December 31, 2010, Landmark was approved to write business on a non-admitted basis in 49 states and is a domestic surplus lines company in Oklahoma.

Covington, a New Hampshire-domiciled insurer, was formed in September 2007 to, among other things, support non-admitted business written primarily by RSUI’s binding authority department, which writes small, specialized coverages pursuant to underwriting authority arrangements with managing general agents.

Pursuant to quota share arrangements effective as of January 1, 2009, Landmark and Covington cede 90 percent of all their respective premiums and losses, gross of third party reinsurance, to RIC. As of December 31, 2010, the statutory surplus of RIC was approximately $1.24 billion, the statutory surplus of Landmark was $180.2 million, and the statutory surplus of Covington was $26.5 million. RIC is rated A (Excellent) by A.M. Best Company, Inc., or “A.M. Best,” an independent organization that analyzes the insurance industry. Landmark is rated A (Excellent) on a reinsured basis by A.M. Best, and Covington is rated A (Excellent) on a group basis by A.M. Best. RSUI leases approximately 133,000 square feet of office space in Atlanta, Georgia for its headquarters and approximately 34,000 square feet of office space in Sherman Oaks, California.

Distribution. At December 31, 2010, RSUI conducted its insurance business through approximately 162 independent wholesale insurance brokers located throughout the United States and 31 managing general agents. RSUI’s wholesale brokers are appointed on an individual basis based on management’s appraisal of expertise and experience, and only specific locations of a wholesale broker’s operations may be appointed to distribute RSUI’s products. Producer agreements which stipulate premium collection, payment terms and commission arrangements are in place with each wholesale broker. No wholesale broker holds underwriting, claims or reinsurance authority. RSUI has entered into underwriting authority arrangements with 31 managing general agents for small, specialized coverages. RSUI’s top five producing wholesale brokers accounted for approximately 61 percent of gross premiums written by RSUI in 2010. RSUI’s top two producing wholesale brokers, Swett & Crawford Group and AmWINS Group, Inc. accounted for, in the aggregate, approximately 35 percent of AIHL’s gross premiums written in 2010.

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

CATA

General. CATA, primarily through its wholly-owned subsidiaries Capitol Indemnity Corporation, or “Capitol Indemnity,” and Capitol Specialty Insurance Corporation, or “CSIC,” operates in the 50 states and the District of Columbia. Capitol Indemnity conducts its property and casualty insurance business on an admitted basis, with a geographic concentration in the Midwestern and Plains states. Capitol Indemnity also writes surety products such as commercial surety bonds and contract surety bonds on a national basis. Commercial surety bonds include all surety bonds other than contract surety bonds and cover obligations typically required by law or regulation, such as license and permit coverage. Capitol Indemnity offers contract surety bonds in the non-construction segment of the market which secure performance under supply, service and maintenance contracts, and developer subdivision bonds. CSIC conducts substantially all of its business on an approved, non-admitted basis on a national basis and writes primarily specialty lines of property and casualty insurance. Platte River is licensed in 50 states and the District of Columbia and operates in conjunction with Capitol Indemnity primarily by providing surety products and offering pricing flexibility in those jurisdictions where both Capitol Indemnity and Platte River are licensed. The property and casualty business of CATA accounted for approximately 70.2 percent of its gross premiums written in 2010 (including approximately 5.0 percent of professional liability), and the surety business accounted for the remainder.

As of December 31, 2010, the statutory surplus of Capitol Indemnity was $187.2 million, including the statutory surplus of CSIC of $36.0 million. As of December 31, 2010, the statutory surplus of Platte River was $40.7 million. Capitol Indemnity, CSIC and Platte River are rated A (Excellent) on a reinsured basis by A.M. Best. CATA leases approximately 55,000 square feet of office space in Middleton, Wisconsin for its and Platte River’s headquarters.

Distribution. CATA conducts its insurance business through independent and general insurance agents located throughout the United States, with a concentration in the Midwestern and Plains states. At December 31, 2010, CATA had approximately 402 independent agents and 60 general agents licensed to write property and casualty and surety coverages, approximately 92 agents specializing in professional liability and approximately 319 independent agents licensed only to write surety coverages. The general agents write very little surety business and have full quoting and binding authority within the parameters of their agency contracts with respect to the property and casualty business that they write. Certain independent agents have binding authority for specific business owner policy products, including property and liability coverages and non-contract surety products. No agent of CATA had writings in excess of 10 percent of AIHL’s gross premiums written in 2010.

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

PCC

General. Effective April 12, 2010, as part of a strategic repositioning effort, PCC changed its name from Employers Direct Corporation and changed the name of its wholly-owned insurance subsidiary from Employers Direct Insurance Company to Pacific Compensation Insurance Company, or “PCIC,” and took steps to emerge as a writer, through PCIC, of workers’ compensation insurance distributed through independent insurance brokers. PCIC is currently licensed in California and seven additional states. Workers’ compensation insurance provides coverage for the statutorily prescribed benefits that employers are obligated to provide for their employees who are injured in the course of employment. PCC leases approximately 66,000 square feet of office space in Agoura Hills, California.

In June 2009, PCC determined that it was unable to write business at rates it deemed adequate due to the state of the California workers’ compensation market. As a result, PCC ceased soliciting new or renewal business on a direct basis commencing August 1, 2009 and took corresponding expense reduction steps, including staff reductions, in light of such determination. As a result of PCC’s determination to cease writing business on a direct basis and certain other factors, on June 30, 2009, A.M. Best downgraded its rating of PCIC from A- (Excellent), with a negative outlook, to B++ (Good), with a stable outlook. During the 2009 third quarter, PCC sold the renewal rights of its directly placed workers’ compensation insurance policies and certain other assets and rights to an independent insurance brokerage.

As of December 31, 2010, the statutory surplus of PCIC was $133.4 million.

AIHL Re LLC

AIHL Re was formed in June 2006 as a captive reinsurance subsidiary of AIHL to provide catastrophe reinsurance coverage for RSUI. AIHL Re and RSUI entered into a reinsurance agreement, effective July 1, 2006, whereby AIHL Re, in exchange for market-based premiums, took that portion of RSUI’s catastrophe reinsurance program not covered by third-party reinsurers. This reinsurance coverage expired on April 30, 2007, and AIHL Re has not participated in RSUI’s catastrophe reinsurance programs since that date. AIHL Re and Homesite entered into a reinsurance agreement, effective April 1, 2007, whereby AIHL Re, in exchange for annual premium of $2.0 million, provided $20.0 million of excess-of-loss reinsurance coverage to Homesite under its catastrophe reinsurance program which is concentrated in the Northeast region of the United States. This reinsurance coverage expired on March 31, 2008, and AIHL Re has not participated in Homesite’s catastrophe reinsurance programs since that date.

Changes in Historical Net Loss and Loss Adjustment Expense Reserves

The following table shows changes in historical net loss and loss adjustment expense, or “LAE,” reserves for AIHL for each year since 2002. The first line of the upper portion of the table shows the net reserves at December 31 of each of the indicated years, representing the estimated amounts of net outstanding loss and LAE for claims arising during that year and in all prior years that are unpaid, including losses that have been incurred but not yet reported, or “IBNR,” to AIHL’s insurance operating units. The upper (paid) portion of the table shows the cumulative net amounts paid as of December 31 of successive years with respect to the net reserve liability for each year. The lower portion of the table shows the re-estimated amount of the previously recorded net reserves for each year based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about claims for individual years. In evaluating the information in the table, it should be noted that a reserve amount reported in any period includes the effect of any subsequent change in such reserve amount. For example, if a loss was first reserved in 2002 at $100,000 and was determined in 2003 to be $150,000, the $50,000 deficiency would be included in the Cumulative (Deficiency) Redundancy row shown below for each of the years 2002 through 2010.

Conditions and trends that have affected the development of the net reserve liability in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

Changes in Historical Net Reserves for Loss and LAE

	Years Ended December 31
	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(in millions)

Net liability as of the end of year	$113.3	$276.0	$639.0	$952.9	$1,127.5	$1,412.9	$1,570.3	$1,573.3	$1,481,3
Cumulative amount of net liability paid as of:
One year later	47.4	72.6	239.4	172.7	243.3	296.1	355.6	388.7
Two years later	80.6	116.8	310.8	356.1	421.7	515.0	659.5
Three years later	100.1	149.6	365.2	493.2	529.6	708.5
Four years later	110.1	173.7	413.6	572.2	648.6
Five years later	115.8	191.7	446.9	664.7
Six years later	121.7	208.0	465.4
Seven years later	124.0	220.0
Eight years later	125.5
Net liability re-estimated as of:
One year later	134.0	268.7	631.8	943.2	1,115.4	1,370.0	1,552.4	1,539.6
Two years later	147.7	264.6	620.1	941.2	1,047.9	1,341.9	1,526.5
Three years later	149.0	268.1	593.3	899.7	1,012.5	1,306.7
Four years later	150.7	263.8	584.1	873.0	976.7
Five years later	153.5	262.0	566.7	858.8
Six years later	151.7	256.1	554.0
Seven years later	148.4	252.8
Eight years later	143.6
Cumulative (Deficiency) Redundancy	$(30.3)	$23.2	$85.0	$94.1	$150.8	$106.2	$43.8	$33.7
Gross Liability-End of Year	$258.0	$438.0	$1,246.4	$2,571.9	$2,228.9	$2,379.7	$2,578.6	$2,521.0	$2,328.7
Less: Reinsurance Recoverable	144.8	162.0	607.4	1,619.0	1,101.4	966.8	1,008.3	947.7	847.4

Net Liability-End of Year	$113.3	$276.0	$639.0	$952.9	$1,127.5	$1,412.9	$1,570.3	$1,573.3	$1,481.3

Gross Re-estimated Liability-Latest	$278.9	$429.6	$1,123.1	$2,318.5	$1,890.0	$2,121.2	$2,401.4	$2,402.4	$2,328.7
Re-estimated Recoverable-Latest	135.3	176.8	569.1	1,459.7	913.3	814.5	874.9	862.8	847.4

Net Re-estimated Liability-Latest	$143.6	$252.8	$554.0	$858.8	$976.7	$1,306.7	$1,526.5	$1,539.6	$1,481.3

Gross Cumulative (Deficiency) Redundancy	$(20.9)	$8.4	$123.2	$253.4	$338.9	$258.5	$177.2	$118.6	$—

The net cumulative redundancies since 2003 primarily reflect casualty net reserve releases by RSUI and, to a lesser extent, casualty and surety net reserve releases by CATA, partially offset by catastrophe-related net reserve increases by RSUI in 2006 and 2007, as well as reserve increases at PCC in 2008, 2009 and 2010. Prior year reserve adjustments are discussed on pages 43 and 44 and pages 57 and 58 of this Form 10-K Report.

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

Reconciliation of Reserves for Loss and LAE from SAP Basis to GAAP Basis

	2010	2009	2008

Statutory reserves	$1,482.3	$1,574.9	$1,573.1
Reinsurance recoverables*	847.4	947.7	1,008.3
Purchase accounting adjustment	(1.0)	(1.6)	(2.8)

GAAP reserves	$2,328.7	$2,521.0	$2,578.6

*	Reinsurance recoverables in this table include only ceded loss reserves. Amounts reflected under the caption “Reinsurance recoverables” on our consolidated balance sheets set forth in Item 8 of this Form 10-K Report also include paid loss recoverables.

The reconciliation of beginning and ending aggregate reserves for unpaid loss and LAE of AIHL for the last three years is shown below (in millions):

Reconciliation of Reserves for Loss and LAE

	2010	2009	2008

Reserves as of January 1	$2,521.0	$2,578.6	$2,379.7
Less: reinsurance recoverables	947.7	1,008.3	966.8

Net reserves	1,573.3	1,570.3	1,412.9

Incurred loss, net of reinsurance, related to:
Current year	411.6	460.0	612.8
Prior years	(33.7)	(17.9)	(42.8)

Total incurred loss, net of reinsurance	377.9	442.1	570.0

Paid loss, net of reinsurance, related to:
Current year	81.2	83.5	116.4
Prior years	388.7	355.6	296.2

Total paid loss, net of reinsurance	469.9	439.1	412.6

Reserves, net of reinsurance recoverables, as of December 31	1,481.3	1,573.3	1,570.3
Reinsurance recoverables as of December 31*	847.4	947.7	1,008.3

Reserves, gross of reinsurance recoverables, as of December 31	$2,328.7	$2,521.0	$2,578.6

*	Reinsurance recoverables in this table include only ceded loss reserves. Amounts reflected under the caption “Reinsurance recoverables” on our consolidated balance sheets set forth in Item 8 of this Form 10-K Report also include paid loss recoverables.

Asbestos and Environmental Impairment Reserves

AIHL’s reserves for loss and LAE include amounts for asbestos and environmental impairment claims that arose from reinsurance of certain general liability and commercial multiple peril coverages assumed by Capitol Indemnity between 1969 and 1976. Capitol Indemnity exited this business in 1976. As of December 31, 2010, reserves of CATA totaled $11.3 million for asbestos liabilities and $2.8 million for environmental liabilities, resulting in aggregate asbestos and environmental reserves of $14.1 million. As of December 31, 2009, reserves for asbestos liabilities totaled $15.1 million and reserves for environmental liabilities totaled $3.8 million, resulting in aggregate asbestos and environmental reserves of $18.9 million. The decrease in liabilities during 2010 is due primarily to the fact that CATA released $3.5 million of such reserves at June 30, 2010 based on a reserve study that was completed in the 2010 second quarter.

At December 31, 2010, the reserves for asbestos liabilities were approximately 13 times the average paid claims for the prior three year period, compared with 18 times at December 31, 2009. The reserves for environmental impairment liabilities were approximately three times the average paid claims for the prior three year period, compared with five times at December 31, 2009. The significant changes in these metrics from December 31, 2009 to December 31, 2010 primarily reflect fluctuations in the amount and timing of commutations in recent years, which affect paid losses and loss exposure, as well as the impact of the above-noted reserve release. Additional information regarding the policies that CATA uses to set reserves for these asbestos and environmental impairment claims is set forth on pages 44 and 45 of this Form 10-K Report.

The reconciliation of the beginning and ending aggregate reserves for unpaid loss and LAE related to asbestos and environmental impairment claims of AIHL for the years 2008 through 2010 is shown below (in millions):

Reconciliation of Asbestos-Related Claims Reserves for Loss and LAE

	2010	2009	2008

Reserves as of January 1	$15.1	$14.9	$16.7
Loss and LAE incurred	(3.0)	0.5	(0.3)
Paid losses*	(0.8)	(0.3)	(1.5)

Reserves as of December 31	$11.3	$15.1	$14.9

Type of reserves
Case	$1.7	$1.9	$2.5
IBNR	9.6	13.2	12.4

Total	$11.3	$15.1	$14.9

*	Paid losses include commutations and legal settlements as well as regular paid losses.

Reconciliation of Environmental Impairment Claims Reserves for Loss and LAE

	2010	2009	2008

Reserves as of January 1	$3.8	$5.5	$6.2
Loss and LAE incurred	(0.5)	(0.4)	0.3
Paid losses*	(0.5)	(1.3)	(1.0)

Reserves as of December 31	$2.8	$3.8	$5.5

Type of reserves
Case	$0.4	$0.5	$0.9
IBNR	2.4	3.3	4.6

Total	$2.8	$3.8	$5.5

*	Paid losses include commutations and legal settlements as well as regular paid losses.

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

AIHL’s insurance operating units use underwriting controls and systems, including third-party catastrophe modeling software, to help evaluate potential losses. The operating units use modeled loss scenarios to set risk retention levels and help structure their reinsurance programs in an effort to ensure that the aggregate amount of catastrophe exposures conform to established risk tolerances and fit within the existing exposure portfolio. RSUI also relies on reinsurance to limit its exposure to catastrophes, which is discussed in more detail under “Reinsurance” below. Additional information regarding the risks faced by AIHL’s insurance operating units, particularly RSUI, with respect to managing their catastrophe exposure risk can be found on pages 31 and 32 of this Form 10-K Report.

With respect to terrorism, to the extent that reinsurers have excluded coverage for terrorist acts or have priced this coverage at rates that are not practical, our insurance operating units do not have reinsurance protection and are exposed to potential losses as a result of any terrorist acts. To the extent an act of terrorism is certified by the U.S. Secretary of the Treasury, we may be covered under the Terrorism Act as described below under “Reinsurance.” Information regarding our insurance operating units’ coverage for terrorism and the impact of the Terrorism Act on our insurance operating units can be found on pages 23 and 24 of this Form 10-K Report.

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

In 2010, RSUI ceded 38.9 percent of its gross premiums written to reinsurers. Although the net amount of loss exposure retained by RSUI varies by line of business, in general, as of December 31, 2010, RSUI retained a maximum net exposure for any single property risk of $19 million and any single casualty risk of $9.75 million, with the exception of losses arising from acts of foreign terrorism.

RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. Under its surplus share treaties, which generally provide coverage on a risk attaching basis (the treaties cover policies which become effective during the treaty coverage period) from January 1 to December 31, RSUI is indemnified on a pro rata basis against covered property losses. The amount indemnified is based on the proportionate share of risk ceded after consideration of a stipulated dollar amount of “line” for RSUI to retain in relation to the entire limit written. RSUI ceded approximately 28 percent of its property gross premiums written in 2010 under these surplus share treaties. Under RSUI’s 2010-2011 per risk reinsurance program, which generally provides coverage on an annual basis for losses occurring from May 1 to the following April 30, RSUI is reinsured for $90.0 million in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance.

RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30. The 2010-2011 program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 33 percent co-participation by RSUI, in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5 percent co-participation by RSUI, in excess of $200.0 million.

RSUI reinsures its other lines of business through quota share treaties, except for professional liability and binding authority lines where RSUI retains all of such business. RSUI’s quota share reinsurance treaty for umbrella/excess lines for the period June 1, 2010 to May 31, 2011 provides coverage for policies with limits up to $30.0 million, with RSUI ceding 35 percent of the premium and loss for policies with limits up to $15.0 million and ceding 67.5 percent of the premium and loss for policies with limits in excess of $15.0 million up to $30.0 million. RSUI’s D&O liability line quota share reinsurance treaty for the period July 1, 2010 to June 30, 2011 provides coverage for policies with limits up to $20.0 million, with RSUI ceding 35 percent of the premium and loss for policies with limits up to $10.0 million and ceding 60 percent of the premium and loss for policies with limits in excess of $10.0 million up to $20.0 million.

With respect to potential losses at RSUI arising from acts of terrorism, the Terrorism Risk Insurance Act of 2002, as extended and amended by the Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Program Reauthorization Act of 2007, which we collectively refer to as the “Terrorism Act,” established a program to provide federal assistance to the insurance industry in order to meet the needs of commercial insurance policyholders for coverages against losses due to certain acts of terrorism. The Terrorism Act is administered by the U.S. Secretary of the Treasury and is effective through December 31, 2014, at which time it will automatically expire. The Terrorism Act applies to U.S. risks only, whether it be foreign or domestic terrorism on U.S. soil or on certain U.S. interests abroad. In return for requiring insurers writing certain lines of property and casualty insurance to offer coverage to commercial insurance policyholders against certain acts of terrorism, the law requires the U.S. federal government to reimburse such insurers for 85 percent of insured losses during a program year resulting from such acts of terrorism above certain premium-based deductibles. AIHL’s deductible under the Terrorism Act in 2011 will be 20 percent of its direct premiums earned in 2010, or $216.1 million. In addition, federal reimbursement will only be paid under the Terrorism Act if the aggregate industry insured losses resulting from the covered act of terrorism exceed $100.0 million for insured losses occurring in 2011 but no payment shall be made for any portion of aggregate industry insured losses that exceed $100.0 billion in 2011.

AIHL’s terrorism exposure is substantially attributable to RSUI. Approximately 4.1 percent of all policies and approximately 16.5 percent of property policies written by RSUI in 2010 contained coverage for domestic and foreign acts of terrorism. RSUI uses various underwriting strategies to mitigate its exposure to terrorism losses. In addition, its casualty reinsurance programs provide coverage for domestic and foreign acts of terrorism. The cost of property reinsurance for acts of terrorism has increased significantly in recent years and capacity is limited. RSUI’s property reinsurance programs provide coverage only for domestic acts of terrorism; as a result, RSUI remains liable for losses under property policies that provide coverage for foreign acts of terrorism, subject to Terrorism Act reimbursement.

CATA uses reinsurance to protect against severity losses. In 2010, CATA reinsured with various reinsurers individual property and casualty and contract surety risks in excess of $1.5 million. As of December 1, 2010, the commercial surety line was reinsured for individual losses above $1.5 million. In addition, CATA purchases facultative reinsurance coverage for property and casualty risks in excess of $6.0 million and for commercial surety risks in excess of $15.0 million.

As of April 1, 2010, PCC ceased purchasing reinsurance as a result of its withdrawal from writing direct business. Prior to April 1, 2010, PCC used reinsurance to protect against catastrophic losses.

At December 31, 2010, AIHL had total reinsurance recoverables of $873.3 million, consisting of $847.4 million of ceded outstanding loss and LAE and $25.9 million of recoverables on paid losses. The reinsurance purchased by AIHL’s insurance operating units does not relieve them from their obligations to their policyholders, and therefore, the financial strength of their reinsurers is important. Approximately 89.9 percent of AIHL’s reinsurance recoverables balance at December 31, 2010 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. AIHL had no allowance for uncollectible reinsurance as of December 31, 2010. Additional information regarding the risks faced by AIHL’s insurance operating units with respect to their use of reinsurance can be found on page 31 and 32 of this Form 10-K Report.

AIHL’s Reinsurance Security Committee, which includes certain of our officers and the chief financial officers of each of AIHL’s operating units, meets to track, analyze and manage the use of reinsurance by AIHL’s insurance operating units. The Reinsurance Security Committee considers the limits on the maximum amount of unsecured reinsurance recoverables that should be outstanding from any particular reinsurer, the lines of business that should be ceded to a particular reinsurer and, where applicable, the types of collateral that should be posted by reinsurers. Information related to concentration of reinsurance recoverables can be found in Note 5(b) to the Notes to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report.

Investments

The investment portfolios of RSUI, CATA and PCC are managed under the direction of Alleghany, with Alleghany Capital Partners primarily responsible for managing RSUI, CATA and PCC equity portfolios. For a discussion of AIHL investment results, please see pages 55 and 56 and pages 63 through 67 of this Form 10-K Report.

Competition

The property and casualty businesses of RSUI, as well as the surety and non-admitted specialty businesses of CATA, compete on a national basis. CATA’s admitted property and casualty businesses compete on a regional basis with a primary focus on the Midwestern and Plains states. PCC competes primarily in California. Our insurance operating units compete with a large number of other companies in their selected lines of business, including major U.S. and non-U.S. insurers, other regional companies, mutual companies, specialty insurance companies, underwriting agencies, state funds and diversified financial services companies. Many competitors have considerably greater financial resources and greater experience in the insurance industry and offer a broader line of insurance products than do AIHL’s insurance operating units. Except for regulatory considerations, there are virtually no barriers to entry into the insurance industry. Competition may be domestic or foreign, and competitors are not necessarily required to be licensed by the various state insurance departments. Competition in the businesses of our insurance operating units is based on many factors, including the perceived financial strength of the company, premium charges, other terms and conditions offered, services provided, commissions paid to producers, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience in the lines to be written.

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

During periods of excessive underwriting capacity, in an attempt to use their capital, many insurance companies seek to write additional premiums without appropriate regard for ultimate profitability, and standard insurance companies are more willing to write specialty coverages. The opposite is typically true during periods when a shortage of capacity exists. In the past few years, our insurance operating units have faced increasing competition as a result of an increased flow of capital into the insurance industry, with both new entrants and existing insurers seeking to gain market share. This has resulted in decreased premium rates and less favorable contract terms and conditions. In particular, RSUI and CATA’s specialty lines of business increasingly encounter competition from standard market companies seeking to increase market share. We expect to continue to face strong competition in these and the other lines of business of our insurance operating units, and our insurance operating units may continue to experience decreases in premium rates and/or premium volume and less favorable contract terms and conditions.

A discussion of the risks faced by our insurance operating units due to competition within, and the cyclicality of, the insurance business can be found on page 30 of this Form 10-K Report.

Regulation

U.S. Insurance Regulation. The insurance companies within AIHL’s insurance operating units conduct business in the United States and have no foreign operations. They are regulated in all U.S. jurisdictions in which they conduct business. The extent of this regulation varies, but state insurance laws and regulations generally govern the financial condition of insurers, including standards of solvency, types and concentrations of permissible investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy and the business conduct of insurers, including marketing and sales practices and claims handling. In addition, state insurance laws and regulations usually require the licensing of insurers and agents, and the approval of policy forms, related materials and the rates for certain lines of insurance. The insurance laws applicable to us or our insurance companies are described below.

Insurance Holding Company Regulation. As an insurance holding company, we and our insurance companies are subject to regulation under the insurance holding company laws enacted in those states where our insurance companies are domiciled or where they conduct business. Although the insurance holding company laws and regulations vary from jurisdiction to jurisdiction, such laws generally require an insurance holding company and its insurer subsidiaries (other than captive insurers) to register with their respective state insurance regulatory authorities and to file with those authorities certain reports, including information concerning their capital structure, ownership, financial condition, certain intercompany transactions, including dividends and distributions and general business operations. The insurance holding company laws of some states, including with respect to the payment of dividends and distributions, may be more restrictive than the insurance holding company laws of other states.

Under the insurance holding company laws and regulations to which we and our insurance companies are subject, our insurance companies may not pay an “extraordinary” dividend or distribution, or pay a dividend except out of earned surplus, without the approval of state insurance regulatory authorities. In general, an “extraordinary” dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater (or, in some jurisdictions, the lesser) of 10 percent of the insurer’s statutory surplus as of the immediately prior year end, and the statutory net income during the prior calendar year.

In addition, insurance holding company laws and regulations to which we and our insurance companies are subject generally require prior notification and approval or non-disapproval by the applicable insurance regulatory authority of certain other significant transactions, including sales, loans, reinsurance agreements and service agreements between an insurer subsidiary and its holding company or other subsidiaries of the holding company.

The insurance holding company laws and regulations of the states in which our insurance companies are domiciled also require that, before a person can acquire direct or indirect control of an insurer domiciled in the state, prior written approval must be obtained from the state insurance regulatory authorities. The state insurance regulatory authorities are required to consider various factors, including the financial strength of the acquirer, the integrity and management experience of the acquirer’s board of directors and executive officers, the acquirer’s plans for the future operations of the insurer and any possible anti-competitive results that may arise from the proposed acquisition of control. Pursuant to applicable laws and regulations, “control” over an insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing, 10 percent or more of the voting securities of that insurer. Indirect ownership includes ownership of the shares of our common stock. Thus, the insurance regulatory authorities of the states in which our insurance companies are domiciled are likely to apply these restrictions on acquisition of control to any proposed acquisition of 10 percent or more of our common stock.

Some states require a person seeking to acquire control of an insurer licensed but not domiciled in that state to make a filing prior to completing an acquisition if the acquirer and its affiliates, on the one hand, and the target insurer and its affiliates, on the other hand, have specified market shares in the same lines of insurance in that state. While these provisions may not require acquisition approval, they can lead to the imposition of conditions on an acquisition that could delay or prevent its consummation.

The acquisition of control laws described above may discourage potential acquisition proposals and may delay, deter or prevent a change in control of us, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

Model Insurance Holding Company System Regulatory Act and Regulation. In December 2010, the National Association of Insurance Commissioners, or “NAIC,” adopted amendments to the Model Insurance Holding Company System Regulatory Act and Regulation, or the “Amended Model Act and Regulation.” The Amended Model Act and Regulation introduce the concept of “enterprise” risk within an insurance holding company system. If and when adopted by a particular state, the Amended Model Act and Regulation would impose more extensive informational requirements on the insurance holding company and other affiliates of a licensed insurer with the purpose of protecting such insurer from enterprise risk, including requiring an annual enterprise risk report by the insurance holding company that identifies the material risks within the insurance holding company system that could pose enterprise risk to the licensed insurer. The Amended Model Act and Regulation must be adopted by the individual states, and specifically the states in which our insurance companies are domiciled, for the new requirements to apply. It is not clear if and when such states will adopt these changes; however, it is anticipated that the NAIC will seek to make the amendments part of its accreditation standards for state solvency regulation, which would motivate states to adopt the amendments promptly.

Rates and Policy Forms. Our insurance companies’ policy forms and various premium rates and rates for property or casualty or surety insurance policies are subject to regulation in every state in which they conduct business. In many states, rates and policy forms must be filed with the applicable insurance regulatory authority prior to their use, and in some states, rates and forms must be approved by the applicable insurance regulatory authority prior to use.

Financial and Market Conduct Examinations. The insurance laws and regulations to which our insurance companies are subject govern their marketplace activities, affecting the form and content of disclosure to consumers, product illustrations, advertising, product replacement, sales and underwriting practices and complaint and claims handling. These provisions are generally enforced through periodic market conduct examinations. Such insurance laws and regulations also govern the licensing of insurance companies and agents and regulate trade practices.

The California Department of Insurance, or the “CDI,” is responsible for periodic financial and market conduct examinations of California-domiciled insurance companies. In September 2010, the CDI issued a financial examination report of PCIC for the period from July 1, 2004 through December 31, 2008. As part of its work for such financial examination report, the CDI produced an actuarial report, or the “Actuarial Report,” for the years ended December 31, 2009 and 2008. The Actuarial Report included an estimate of loss and LAE reserves on a statutory basis of accounting that was higher than that recorded by PCIC at such dates. We believe that PCIC’s reserves for unpaid loss and LAE are adequate, and the CDI did not require PCIC to currently or retroactively increase its carried reserves to the estimates included in the Actuarial Report. AIHL did, however, contribute

$40.0 million of capital to PCC on September 27, 2010. These funds were used by PCIC to increase its workers’ compensation deposit, which California workers’ compensation regulations require PCIC to maintain, to a level consistent with the estimated loss and LAE reserves included in the Actuarial Report. To the extent that PCIC’s actual loss experience is less than the CDI’s final estimate of PCIC’s loss and LAE reserves, over time such additional workers’ compensation deposit funds will be released back to PCIC.

Periodic Financial Reporting and Risk-Based Capital. Insurance companies are required to report their financial condition and results of operations in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the NAIC. State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for permissible types and amounts of investments and require minimum capital and surplus levels. These statutory capital and surplus requirements include risk-based capital, or “RBC,” rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared with its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2010, the total adjusted capital of each of AIHL’s insurance subsidiaries exceeded the minimum levels required under RBC rules, and each had excess capacity to write additional premiums in relation to these requirements.

The NAIC annually calculates certain statutory financial ratios for most insurance companies in the United States. These calculations are known as the Insurance Regulatory Information System, or “IRIS,” ratios. There presently are thirteen IRIS ratios, with each ratio having an established “usual range” of results. The IRIS ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio falling outside the usual range is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. The NAIC reports the ratios to state insurance departments who may then contact a company if four or more of its ratios fall outside the NAIC’s usual ranges. Based upon calculations as of December 31, 2010, PCIC had four of its ratios falling outside the NAIC’s usual ranges, with one falling outside the usual range due to PCIC’s underwriting loss in 2010, one falling outside the usual range due to adverse reserve development, one falling outside the usual range due to a decline in gross premiums written by PCIC in 2010 and one falling outside the usual range due to a decline in investment yields.

Guarantee Associations and Similar Arrangements. Certain of AIHL’s insurance operating units are required under the guaranty fund laws of most states in which they transact business to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. AIHL’s insurance operating units also are required to participate in various involuntary pools, principally involving workers’ compensation and windstorms. In most states, the involuntary pool participation of AIHL’s insurance operating units is in proportion to their voluntary writings of related lines of business in such states.

Statutory Accounting Principles. State insurance regulatory authorities have developed SAP as a basis of accounting used to monitor and regulate the solvency of insurers. SAP is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, SAP focuses on valuing assets and liabilities of an insurer at financial reporting dates in accordance with applicable insurance laws and regulations in the state in which such insurer is domiciled. SAP determines, among other things, the amount of statutory surplus and statutory net income of our insurance companies and thus determines, in part, the amount of funds they have available to pay as dividends.

GAAP is concerned with a company’s solvency, but it is also concerned with other financial measurements, such as income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. Due to differences in methodology between SAP and GAAP, the values for assets, liabilities and equity reflected in financial statements prepared in accordance with GAAP are materially different from those reflected in financial statements prepared under SAP.

The NAIC has been debating and will continue to debate the future of the current SAP framework in response to the possible adoption of a new International Financial Reporting Standard, or “IFRS,” by the International Accounting Standards Board as a U.S. accounting standard for public companies and/or the convergence of IFRS and GAAP accounting, with a range of potential outcomes including but not limited to replacement of SAP with GAAP. We will continue to monitor these developments and the impact they may have on our insurance operating units.

Legislative and Regulatory Initiatives. As discussed in more detail under “Reinsurance” above, the Terrorism Act established a federal assistance program to help the commercial property and casualty insurance industry cover claims arising from terrorism-related losses and regulates the terms of insurance relating to the terrorism coverage provided by AIHL’s insurance operating units.

In response to the recent financial crisis, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the “Dodd-Frank Act,” was enacted in July 2010. The Dodd-Frank Act made extensive changes to the laws regulating financial services firms and requires various federal agencies to adopt a broad range of new implementing rules and regulations. In addition to introducing sweeping reform of the U.S. financial services industry, the Dodd-Frank Act adopts certain changes to U.S. insurance regulation in general, and to non-admitted insurance and reinsurance in particular. The Dodd-Frank Act incorporates the Non-Admitted and Reinsurance Reform Act, or the “NRRA,” which will become effective on July 21, 2011. Among other things, the NRRA would establish national uniform standards on how states may regulate and tax surplus lines insurance (and also sets national standards concerning the regulation of reinsurance). In particular, the NRRA gives regulators in the state where an insurer is domiciled exclusive authority to regulate and tax surplus lines insurance transactions, and regulators in a ceding insurer’s state of domicile are given the sole responsibility for regulating the balance sheet credit that the ceding insurer may take for reinsurance recoverables. At the present time, it is unclear what effect the NRRA changes specific to non-admitted insurance and reinsurance will have on AIHL’s insurance operating units, and there is still significant uncertainty as to how these and other provisions of the Dodd-Frank Act will be implemented in practice.

The Dodd-Frank Act also creates the Federal Insurance Office within the Department of Treasury, which is designed to promote national coordination within the insurance sector and which would have the authority, in part, to monitor all aspects of the insurance industry, including identifying issues or gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the U.S. financial system.

Federal agencies have been given significant discretion in drafting the rules and regulations that will implement the Dodd-Frank Act. In addition, the Dodd-Frank Act mandated multiple studies and reports for the U.S. Congress, which could in some cases result in additional legislative or regulatory action. We cannot predict the requirements of the regulations ultimately adopted under the Dodd-Frank Act or any related additional legislation, the additional costs resulting from compliance with such regulations or legislation, or any changes to our operations that may be necessary to comply with the Dodd-Frank Act.

In addition, a number of legislative and regulatory initiatives under consideration may significantly affect the insurance business in a variety of ways. These measures include, among other things, tort reform, consumer privacy requirements and proposals for the establishment of state or federal catastrophe funds.

Employees

AIHL’s insurance operating units employed 725 persons at December 31, 2010, 357 of whom were at RSUI and its subsidiaries, 224 of whom were at CATA and its subsidiaries, and 144 of whom were at PCC and its subsidiaries. AIHL Re had no employees at December 31, 2010.

Corporate Activities

Alleghany Properties

Headquartered in Sacramento, California, Alleghany Properties owns and manages properties in Sacramento, California. These properties include primarily improved and unimproved commercial land, as well as residential lots. The majority of these properties are located in the City of Sacramento in the planned community of North Natomas. A considerable amount of development activity has occurred in the North Natomas area since 1998, including the construction of more than 13,500 single family homes, 4,000 apartment units, 1.1 million square feet of office buildings and 2.3 million square feet of retail space. Participating in this growth, Alleghany Properties sold over 387 acres of residential land and 92 acres of commercial property through December 31, 2008, when development activity within North Natomas was temporarily halted. The temporary halt in development activity was a result of new Federal Emergency Management Agency flood insurance maps for the area which revoked the area’s previously certified 100-year flood protection. This action will limit development activity until late 2012 when it is anticipated that sufficient progress on the levee improvements will have occurred to restore the 100-year flood protection. At December 31, 2010, Alleghany Properties owned approximately 320 acres of property in various land use categories ranging from multi-family residential to commercial. In 2010, Alleghany Properties leveraged its local real estate expertise and made a small investment in low income housing tax credits. Alleghany Properties had three employees at December 31, 2010.

Alleghany Capital Partners

Primarily through our indirect, wholly-owned subsidiary, Alleghany Capital Partners, we manage our public equity investments, including those held by our insurance operating units, as well as conduct equity investment and non-insurance acquisition research. Alleghany Capital Partners employed 4 people at December 31, 2010.

Parent Company Operations

At the parent level, we seek out attractive investment opportunities, including strategic investments in operating companies, delegate responsibilities to competent and motivated managers at the operating business level, define risk parameters, set management goals for our operating businesses, ensure that operating business managers are provided with incentives to meet these goals and monitor their progress. Strategic investments currently include an approximately 33 percent stake in Homesite and an approximately 38 percent stake in ORX. At December 31, 2010, we had 13 employees at the parent level.

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

Risk Factors Relating to our Operating Units

The reserves for loss and LAE of our insurance operating units are estimates and may not be adequate, which would require our insurance operating units to establish additional reserves. Gross reserves for loss and LAE reported on our balance sheet as of December 31, 2010 were approximately $2.3 billion. These loss and LAE reserves reflect our best estimates of the cost of settling all claims and related expenses with respect to insured events that have occurred. Reserves do not represent an exact calculation of liability, but rather an estimate of what management expects the ultimate settlement and claims administration will cost for claims that have occurred, whether known or unknown. These reserve estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances currently known and assumptions about anticipated loss emergence patterns, including expected future trends in claims severity and frequency, inflation, judicial theories of liability, reinsurance coverage, legislative changes and other factors.

The inherent uncertainties of estimating reserves are greater for certain types of liabilities, where long periods of time elapse before a definitive determination of liability is made and settlement is reached. Our liabilities for loss and LAE can generally be categorized into two distinct groups, short-tail business and long-tail business. Short-tail business refers to lines of business, such as property, for which losses are usually known and paid shortly after the loss actually occurs. Long-tail business describes lines of business for which specific losses may not be known and reported for some period and losses take much longer to emerge. Given the time frame over which long-tail exposures are ultimately settled, there is greater uncertainty and volatility in these lines than in short-tail lines of business. Our long-tail coverages consist of most casualty lines including professional liability, D&O liability, general liability, umbrella/excess and certain workers’ compensation exposures. Some factors that contribute to the uncertainty and volatility of long-tail casualty programs, and thus require a significant degree of judgment in the reserving process, include the inherent uncertainty as to the length of reporting and payment development patterns, the possibility of judicial interpretations or legislative changes that might impact future loss experience relative to prior loss experience and the potential lack of comparability of the underlying data used in performing loss reserve analyses.

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

Significant competitive pressures may prevent our insurance operating units from retaining existing business or writing new business at adequate rates. Our insurance operating units compete with a large number of other companies in their selected lines of business. They compete, and will continue to compete, with major U.S. and non-U.S. insurers, other regional companies, mutual companies, specialty insurance companies, underwriting agencies, state funds and diversified financial services companies. Many competitors have considerably greater financial resources and greater experience in the insurance industry and offer a broader line of insurance products than do AIHL’s insurance operating units. Except for regulatory considerations, there are virtually no barriers to entry into the insurance industry. Competition may be domestic or foreign, and competitors are not necessarily required to be licensed by the various state insurance departments. Competition in the businesses of our insurance operating units is based on many factors, including the perceived financial strength of the company, premium charges, other terms and conditions offered, services provided, commissions paid to producers, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience in the lines to be written. Such competition could cause the supply and/or demand for insurance to change, which could affect the ability of our insurance operating units to price their products at adequate rates. If our insurance operating units are unable to retain existing business or write new business at adequate rates, our results of operations could be materially and adversely affected.

In the past few years, our insurance operating units have faced increasing competition as a result of an increased flow of capital into the insurance industry, with both new entrants and existing insurers seeking to gain market share. This has resulted in decreased premium rates and less favorable contract terms and conditions. In particular, RSUI and CATA’s specialty lines of business increasingly encounter competition from standard market companies seeking to increase market share. We expect to continue to face strong competition in these and the other lines of business of our insurance operating units, and our insurance operating units may continue to experience decreases in premium rates and/or premium volume and less favorable contract terms and conditions.

Our results may fluctuate as a result of many factors, including cyclical changes in the insurance industry. Historically, the performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity, followed by periods of high premium rates and shortages of underwriting capacity. Although an individual insurance company’s performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. Further, this cyclical market pattern can be more pronounced in the excess and surplus market, in which RSUI primarily competes, than in the standard insurance market. When premium rates are high and there is a shortage of capacity in the standard insurance market, the same factors are present in the excess and surplus market, and growth in the excess and surplus market can be significantly more rapid than growth in the standard insurance market. Similarly, when there is price competition and excess underwriting capacity in the standard insurance market, many customers that were previously driven into the excess and surplus market may return to the standard insurance market, exacerbating the effects of price competition. Since cyclicality is due in large part to the actions of our insurance operating units’ competitors and general economic factors, we cannot predict the timing or duration of changes in the market cycle. These cyclical patterns cause our revenues and net earnings to fluctuate.

Because our insurance operating units are property and casualty insurers, we face losses from natural and human-made catastrophes. Property and casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses, or the absence thereof, have had a significant impact on our results. For example, RSUI’s pre-tax catastrophe losses, net of reinsurance, were $31.0 million in 2010, $6.7 million in 2009 and $97.9 million in 2008 (primarily reflecting 2008 third quarter hurricane net catastrophe losses for Hurricanes Ike, Gustav and Dolly). Several states, or underwriting organizations of which our insurance operating units are required to be members, may increase their mandatory assessments as a result of catastrophes and other events, and we may not be able to fully recoup these increased costs.

Natural or human-made catastrophes can be caused by various events, including hurricanes, other windstorms, earthquakes and floods, as well as terrorist activities. The incidence and severity of catastrophes in any short period of time are inherently unpredictable. The extent of gross losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, other windstorms, earthquakes and floods may produce significant damage when those areas are heavily populated. The geographic distribution of AIHL’s insurance operating units subjects them to catastrophe exposure in the United States from hurricanes in the Gulf coast regions, Florida, the Mid-Atlantic and the Northeast, from other windstorms in the Midwest and Southern regions, and earthquakes in California, the Pacific Northwest region and along the New Madrid fault line in the Midwest region. Catastrophes can cause losses in a variety of our property and casualty lines, and most of our past catastrophe-related claims have resulted from severe hurricanes. It is therefore possible that a catastrophic event or multiple catastrophic events could produce significant losses and have a material adverse effect on our financial condition and results of operations.

In addition, longer-term natural catastrophe trends may be changing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain and snow. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events such as hurricanes. To the extent climate change increases the frequency and severity of such weather events, our insurance operating units, particularly RSUI, may face increased claims, particularly with respect to properties located in coastal areas. Our insurance operating units take certain measures to mitigate against the frequency and severity of such events by giving consideration to these risks in their underwriting and pricing decisions and through the purchase of reinsurance. To the extent broad environmental factors, exacerbated by climate change or otherwise, lead to increases in insured losses, particularly if those losses exceed the expectations, including reinsurance coverage, of our insurance operating units, our financial condition and results of operations could be materially and adversely affected.

With respect to terrorism, to the extent that reinsurers have excluded coverage for certain terrorist acts or have priced this coverage at rates that are not practical, our insurance operating units, particularly RSUI, would not have reinsurance protection and would be exposed to potential losses as a result of any terrorist acts. To the extent an act of terrorism is certified by the U.S. Secretary of the Treasury, we may be covered under the Terrorism Act. Information regarding the Terrorism Act and its impact on our insurance operating units can be found on pages 23 and 24 of this Form 10-K Report.

We cannot guarantee that the reinsurers used by our insurance operating units will pay in a timely fashion, if at all, and, as a result, we could experience losses even if reinsured. As part of their overall risk and capacity management strategy, our insurance operating units purchase reinsurance by transferring, or ceding, part of the risk that they have underwritten to a reinsurance company in exchange for part of the premium received by our insurance operating units in connection with that risk. Although reinsurance makes the reinsurer liable to our insurance operating units to the extent the risk is transferred or ceded to the reinsurer, it does not relieve our insurance operating units of their liability to their policyholders. Reinsurers may not pay the reinsurance recoverables that they owe to our insurance operating units or they may not pay these recoverables on a timely basis. This risk may increase significantly if these reinsurers experience financial difficulties as a result of catastrophes and other events. Underwriting results and investment returns of some of the reinsurers used by our insurance operating units may affect their future ability to pay claims. Accordingly, we bear credit risk with respect to our insurance operating units’ reinsurers, and if they fail to pay, our financial results would be adversely affected. As of December 31, 2010, the amount due from reinsurers reported on our balance sheet was $0.9 billion, with approximately $0.8 billion attributable to RSUI’s reinsurers.

If market conditions cause reinsurance to be more costly or unavailable, our insurance operating units may be required to bear increased risks or reduce the level of their underwriting commitments. As part of our overall risk and capacity management strategy, our insurance operating units purchase reinsurance for certain amounts of risk underwritten by them, especially catastrophe risks. The reinsurance programs purchased by our insurance operating units are generally subject to annual renewal. Market conditions beyond their control determine the availability and cost of the reinsurance protection they purchase, which may affect the level of their business written and thus their profitability. If our insurance operating units are unable to renew their expiring facilities or to obtain new reinsurance facilities, either their net exposures on future policies would increase, which could increase the volatility of their results or, if they are unwilling to bear an increase in net exposures, they would have to reduce the level of their underwriting commitments, especially catastrophe-exposed risks, which may reduce their revenues and net earnings. Generally, under reinsurance contracts, an insured, to the extent it exhausts its original coverage under a reinsurance contract during a single coverage period (typically a single twelve-month period), can pay a reinsurance reinstatement premium to restore coverage during such coverage period. If our insurance operating units exhaust their original and reinstated coverage under their third-party catastrophic reinsurance contracts during a single coverage period, they will not have any reinsurance coverage available for losses incurred as a result of additional catastrophic events during that coverage period. The exhaustion of such reinsurance coverage could have a material adverse effect on the profitability of our insurance operating units in any given period and on our results of operations.

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

Our insurance operating units are rated by A.M. Best and a decline in these ratings could affect the standing of our insurance operating units in the insurance industry and cause their premium volume and earnings to decrease. Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Some of our insurance operating unit companies are rated by A.M. Best, an independent organization that analyzes the insurance industry. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. These ratings are subject to periodic review, and we cannot assure you that any of our insurance operating unit companies will be able to retain those ratings. In this regard, as a result of PCC’s determination in June 2009 to cease writing business on a direct basis and certain other factors, A.M. Best downgraded its rating of PCIC from A- (Excellent), with a negative outlook, to B++ (Good), with a stable outlook on June 30, 2009. If the ratings of our insurance operating unit companies are reduced, or in the case of PCIC, further reduced, from their current levels by A.M. Best, their competitive positions in the insurance industry could suffer and it would be more difficult for them to market their products. A significant downgrade could result in a substantial loss of business as policyholders move to other companies with higher claims-paying and financial strength ratings.

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

In recent years, the state insurance regulatory framework has come under increased scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. On the federal level, the Dodd-Frank Act, enacted in July 2010, mandated significant changes to the regulation of U.S. insurance, as discussed above. We cannot predict the requirements of the regulations ultimately adopted under the Dodd-Frank Act or the impact such regulation will have on our business. These regulations, and any proposed or future state or federal legislation or NAIC initiatives, if adopted, may be more restrictive on the ability of our insurance operating units to conduct business than current regulatory requirements or may result in higher costs.

Laws and regulations of the jurisdictions in which we conduct business could delay, deter or prevent an attempt to acquire control of us that stockholders might consider to be desirable, and may restrict a stockholder’s ability to purchase more than 10 percent of our common stock. Generally, the insurance holding company laws require that, before a person can acquire control of an insurance company, prior written approval must be obtained from the insurance regulatory authorities in the state in which that insurance company is domiciled. Pursuant to applicable laws and regulations, “control” over an insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote, or holds proxies representing, 10 percent or more of the voting securities of that insurer. Indirect ownership includes ownership of the shares of our common stock. Thus, the insurance regulatory authorities of the states in which our insurance operating units are domiciled are likely to apply these restrictions on acquisition of control to any proposed acquisition of 10 percent or more of our common stock.

Some states require a person seeking to acquire control of an insurer licensed but not domiciled in that state to make a filing prior to completing an acquisition if the acquirer and its affiliates, on the one hand, and the target insurer and its affiliates, on the other hand, have specified market shares in the same lines of insurance in that state. While these provisions may not require acquisition approval, they can lead to the imposition of conditions on an acquisition that could delay or prevent its consummation.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change in control of us through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

Legislative and judicial changes may have an effect on workers’ compensation claims in California. Benefit rights under workers’ compensation laws in California continue to be subject to judicial decisions and legislative changes that may increase amounts payable by all workers’ compensation insurers, including PCC.

Risk Factors Relating to our Investments and Assets

A substantial amount of our assets is invested in debt securities and is subject to market fluctuations. A substantial portion of our investment portfolio consists of debt securities. As of December 31, 2010, our investment in debt securities was approximately $2.8 billion, or 58.9 percent of our total investment portfolio. The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. A rise in interest rates would decrease the net unrealized gain position of our investment portfolio and potentially produce a net unrealized loss position, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would increase the net unrealized gain position of our investment portfolio, offset by lower rates of return on funds reinvested. Based upon the composition and duration of our investment portfolio at December 31, 2010, a 100 basis point increase in interest rates would result in an approximate $122.9 million decrease in the fair value of our debt security investments. In addition, some debt securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk, or the risk that principal will be returned more rapidly or slowly than expected, as a result of interest rate fluctuations.

Defaults, downgrades or other events impairing the value of our debt securities portfolio may reduce our earnings. We are subject to the risk that the issuers of debt securities we own may default on principal and interest payments they owe us. The occurrence of a major economic downturn, acts of corporate malfeasance, widening risk spreads or other events that adversely affect the issuers of these debt securities could cause the value of our debt securities portfolio and our net earnings to decline and the default rate of the debt securities in our investment portfolio to increase. In addition, with economic uncertainty, the credit quality of issuers could be adversely affected and a ratings downgrade of the issuers of the debt securities we own could also cause the value of our debt securities portfolio and our net earnings to decrease. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations, and financial condition. We continually monitor the difference between cost and the estimated fair value of our investments in debt securities. If a decline in the value of a particular debt security is deemed to be temporary, we record the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, we write it down to the carrying value of the investment and record an other-than-temporary impairment loss on our statement of earnings, which may be material to our operating results.

We invest some of our assets in equity securities, which are subject to fluctuations in market value. We invest a portion of our investment portfolio in equity securities which are subject to fluctuations in market value. As of December 31, 2010, our investments in equity securities had a fair market value of approximately $1.5 billion, which represented 31.2 percent of our investment portfolio. We hold our equity securities as available for sale, and any changes in the fair value of these securities, net of tax, would be reflected in our accumulated other comprehensive income as a component of stockholders’ equity. If a decline in the value of a particular equity security is deemed to be temporary, we record the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, we write it down to the carrying value of the investment and record an other-than-temporary impairment loss on our statement of earnings, which may be material to our operating results, regardless of whether we continue to hold the equity security. A severe and/or prolonged downturn in equity markets could give rise to significant impairment charges.

In 2010, we recorded $11.1 million of other-than-temporary impairment losses on equity securities, primarily based on the severity and duration of the declines in fair value of such securities relative to their cost as of the balance sheet date. In 2009 and 2008, we recorded $74.1 million and $240.8 million, respectively, of other-than-temporary impairment losses on equity securities, which were primarily based on the severity of the declines in fair value of such securities relative to their cost as of the balance sheet date. The severe declines in 2009 and 2008 were primarily related to a significant deterioration of U.S. equity market conditions during the latter part of 2008 and the first quarter of 2009, which abated somewhat during the remainder of 2009. If U.S. equity market conditions deteriorate in 2011, we may be required to record additional other-than-temporary impairment losses, which could have a material and adverse impact on our results of operations.

As of December 31, 2010, our energy sector equity security holdings had an aggregate fair market value of $1.0 billion, which represented 67.0 percent of our equity portfolio. Of the $1.0 billion, $585.0 million represented our ownership of common stock of Exxon Mobil Corporation. This investment concentration may lead to higher levels of short-term price volatility and variability in the level of unrealized investment gains or losses.

If our business does not perform well, we may be required to recognize an impairment of our goodwill or other long-lived assets or to establish a valuation allowance against the deferred income tax asset, which could adversely affect our results of operations or financial condition. Goodwill represents the excess of the amount we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the operating unit to which the goodwill relates. The fair value of the operating unit is impacted by the performance of the business. The performance of our businesses may be adversely impacted by prolonged market declines. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net earnings. Such write-downs could have a material adverse effect on our results of operations or financial position. For example, in connection with impairment testing of goodwill and other intangible assets as of December 31, 2008, we determined that the $48.7 million of goodwill associated with our acquisition of PCC was impaired. As a result, as of December 31, 2008, we recorded a non-cash charge of $48.7 million, representing the entire PCC goodwill balance at such date. PCC also recorded a pre-tax, non-cash impairment charge of $11.2 million in the 2009 second quarter, representing the entire carrying value of PCC’s trade names (originally determined to have indefinite useful lives), renewal rights, distribution rights and database development, net of accumulated amortization. A decrease in the expected future earnings of RSUI and CATA could lead to an impairment of some or all of the goodwill associated with such operating units in future periods.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are recoverable. Factors in management’s determination include the performance of the business including the ability to generate capital gains. If it is more likely than not that the deferred income tax asset will not be realized based on available information then a valuation allowance must be established with a corresponding charge to net earnings. Such charges could have a material adverse effect on our results of operations or financial position. Deterioration of financial market conditions could result in the impairment of long-lived assets and the establishment of a valuation allowance on our deferred income tax assets.

Risks Relating to our Senior Notes

Our failure to comply with restrictive covenants contained in the indenture governing the Senior Notes or any other indebtedness, including indebtedness under our revolving credit facility and any future indebtedness, could trigger prepayment obligations, which could adversely affect our business, financial condition and results of operations. On September 9, 2010, we entered into a three-year credit agreement with a bank which provides for a two tranche revolving credit facility, or the “Credit Agreement,” in an aggregate principal amount of up to $100.0 million. On September 20, 2010, we issued $300.0 million of the 5.625% Senior Notes due September 15, 2020, or the “Senior Notes.” The indenture governing the Senior Notes contains covenants that impose restrictions on us with respect to, among other things, the incurrence of liens on the capital stock of certain of our subsidiaries. The indenture governing the Senior Notes requires us to file with the trustee copies of our annual, quarterly and current reports which we are required to file with the SEC, and the Credit Agreement requires us to comply with certain covenants. Our failure to comply with such covenants could result in an event of default under the indenture, under the Credit Agreement or under any other debt agreement we may enter into in the future, which could, if not cured or waived, result in us being required to repay the Senior Notes, the indebtedness under the Credit Agreement or any other future indebtedness. As a result, our business, financial condition and results of operations could be adversely affected.

To service our debt, we will require a significant amount of cash, which may not be available to us. Our ability to make payments on, or repay or refinance, our debt, including the Senior Notes, will depend largely upon the future performance and use of our Corporate activities investment portfolio, and our future operating performance, including the operating performance of our subsidiaries. Our future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future will depend on the satisfaction of the covenants in the indenture governing the Senior Notes, in the Credit Agreement and in other debt agreements we may enter into in the future. Under the Credit Agreement, we also need to maintain certain financial ratios. We cannot assure you that our business, including the operating performance of our subsidiaries, will generate sufficient cash flow from operations or that future borrowings will be available to us under the Credit Agreement or from other sources in an amount sufficient to enable us to pay our debt, including the Senior Notes, or to fund our other liquidity needs.

Item 1B.	Unresolved Staff Comments.

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.

Item 3.	Legal Proceedings.

Our subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each subsidiary makes provision on its books, in accordance with GAAP, for estimated losses to be incurred in connection with such litigation and claims, including legal costs. In the opinion of management, this provision is adequate under GAAP as of December 31, 2010.

Item 4.	[Removed and Reserved.]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information, Holders and Dividends

As of December 31, 2010, there were 981 holders of record of our common stock. The following table indicates quarterly high and low prices of our common stock on the New York Stock Exchange in 2010 and 2009. Our ticker symbol is Y.

	2010		2009
Quarter Ended	High	Low	High	Low

March 31	$302.85	$251.12	$295.56	$230.23
June 30	307.83	277.79	272.06	217.39
September 30	311.00	287.43	283.07	245.67
December 31	311.00	292.00	271.10	242.17

In 2010 and 2009, our Board of Directors declared, as our dividend on our common stock for each such year, a stock dividend consisting of one share of our common stock for every fifty shares outstanding.

Purchases of Equity Securities by Us

The following table summarizes our common stock repurchases for the quarter ended December 31, 2010:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price	Announced Plans	Plans
Period	Shares Purchased	Paid per Share	or Programs(1)	or Programs

October 1 to October 31	200	$292.02
November 1 to November 30	25,788	$301.17
December 1 to December 31	28,946	$302.51

Total	54,934	$301.84	54,934	$293,856,700

(1)	All shares represent shares repurchased pursuant to authorization of the Board of Directors. In February 2008, our Board of Directors authorized the repurchase of shares of our common stock, at such times and at prices as management determined advisable, up to an aggregate of $300.0 million. This program was fully utilized by December 2010. In July 2010, in anticipation of such full utilization, our Board of Directors authorized the repurchase of additional shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million, upon such full utilization.

PERFORMANCE GRAPH

The following graph compares for the years 2006 through 2010 the cumulative total stockholder return on our common stock, the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500”), and the cumulative total return on the Standard & Poor’s 500 Property and Casualty Insurance Index (the “P&C Index”). The graph shows the value at the end of each such year of $100 invested as of January 1, 2006 in our common stock, the S&P 500 and the P&C Index.

Company/Index	2006	2007	2008	2009	2010
■Alleghany	130.59	147.27	105.37	105.19	119.10
● S&P 500	115.79	122.16	76.96	97.33	111.99
▲ P&C Index	112.87	97.11	68.55	77.01	83.90

This performance graph is based on the following assumptions: (i) cash dividends are reinvested on the ex-dividend date in respect of such dividend; and (ii) the two-percent stock dividends we have paid in each of the years 2006 through 2010 are included in the cumulative total stockholder return on our common stock.

Item 6.	Selected Financial Data.

Alleghany Corporation and Subsidiaries*

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in millions, except for per share and share amounts)

Operating Data
Revenues from continuing operations	$985.4	$1,184.4	$989.1	$1,228.6	$1,060.3

Earnings from continuing operations	$198.5	$271.0	$40.6	$287.6	$240.9
Earnings from discontinued operations	—	—	107.4	11.5	7.0

Net earnings	$198.5	$271.0	$148.0	$299.1	$247.9

Basic earnings per share of common stock**
Continuing operations	$22.29	$29.83	$2.70	$31.27	$26.86
Discontinued operations	—	—	12.42	1.33	0.82

Net earnings	$22.29	$29.83	$15.12	$32.60	$27.68

Average number of shares of common stock**	8,903,466	8,878,353	8,649,460	8,645,675	8,635,161

	Years Ended December 31,
	2010	2009	2008	2007	2006

Balance Sheet
Total assets	$6,431.7	$6,192.8	$6,181.8	$6,942.1	$6,178.7

Debt	$298.9	$–	$–	$–	$80.0

Common stockholders’ equity	$2,908.9	$2,717.5	$2,347.3	$2,484.8	$2,146.4

Common stockholders’ equity per share of common stock**	$331.81	$300.69	$272.72	$286.99	$249.14

*	On July 18, 2007, AIHL acquired PCC. We sold Darwin on October 20, 2008. Darwin has been reclassified as discontinued operations for the three years ended 2008 and discontinued operations, net of minority interest expense, includes the gain on disposition in 2008.

**	Amounts have been adjusted for subsequent common stock dividends.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Estimates

Loss and LAE

Overview.  Each of our insurance operating units establishes reserves on its balance sheet for unpaid loss and LAE related to its property and casualty insurance and surety contracts. As of any balance sheet date, historically there have been claims that have not yet been reported, and some claims may not be reported for many years after the date a loss occurs. As a result of this historical pattern, the liability for unpaid loss and LAE includes significant estimates for IBNR. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits, and certain claims may take years to settle, especially if legal action is involved. As a result, the liabilities for unpaid loss and LAE include significant judgments, assumptions and estimates made by management relating to the actual ultimate losses that will arise from the claims. Due to the inherent uncertainties in the process of establishing these liabilities, the actual ultimate loss from a claim is likely to differ, perhaps materially, from the liability initially recorded and could be material to the results of our operations. The accounting policies that our insurance operating units use in connection with the establishment of these liabilities include critical accounting estimates.

As noted above, as of any balance sheet date, not all claims that have occurred have been reported to our insurance operating units, and if reported may not have been settled. The time period between the occurrence of a loss and the time it is settled by the insurer is referred to as the “claim tail.” Property claims usually have a fairly short claim tail and, absent claim litigation, are reported and settled within no more than a few years of the date they occur. For short-tail lines, loss reserves consist primarily of reserves for reported claims. The process of recording quarterly and annual liabilities for unpaid loss and LAE for short-tail lines is primarily focused on maintaining an appropriate reserve level for reported claims and IBNR, rather than determining an expected loss ratio for the current business. Specifically, we assess the reserve adequacy of IBNR in light of such factors as the current levels of reserves for reported claims and expectations with respect to reporting lags, historical data, legal developments, and economic conditions, including the effects of inflation. At December 31, 2010, the amount of IBNR for short-tail claims represented approximately 1.3 percent, or $29.6 million, of our total gross loss and LAE liabilities of $2.3 billion. In conformity with GAAP, our insurance operating units are not permitted to establish IBNR reserves for catastrophe losses that have not occurred. Therefore, losses related to a significant catastrophe, or accumulation of catastrophes, in any reporting period could have a material, negative impact on our results during that period.

Our insurance operating units provide coverage on both a claims-made and occurrence basis. Claims-made policies generally require that claims occur and be reported during the coverage period of the policy. Occurrence policies allow claims which occur during a policy’s coverage period to be reported after the coverage period, and as a result, these claims can have a very long claim tail, occasionally extending for decades. Casualty claims can have a very long claim tail, in certain situations extending for many years. In addition, casualty claims are more susceptible to litigation and the legal environment and can be significantly affected by changing contract interpretations, all of which contribute to extending the claim tail. For long-tail casualty lines of business, estimation of ultimate liabilities for unpaid loss and LAE is a more complex process and depends on a number of factors, including the line and volume of the business involved. For these reasons, AIHL’s insurance operating units will generally use actuarial projections in setting reserves for all casualty lines of business.

Although we are unable at this time to determine whether additional reserves, which could have a material impact upon our financial condition, results of operations, and cash flows, may be necessary in the future, we believe that the reserves for unpaid loss and LAE established by our insurance operating units are adequate as of December 31, 2010.

Methodologies and Assumptions. Our insurance operating units use a variety of techniques that employ significant judgments and assumptions to establish the liabilities for unpaid loss and LAE recorded at the balance sheet date. These techniques include detailed statistical analyses of past claim reporting, settlement activity, claim frequency, internal loss experience, changes in pricing or coverages and severity data when sufficient information exists to lend statistical credibility to the analyses. More subjective techniques are used when statistical data is insufficient or unavailable. These liabilities also reflect implicit or explicit assumptions regarding the potential effects of future inflation, judicial decisions, changes in laws and recent trends in such factors, as well as a number of actuarial assumptions that vary across our insurance operating units and across lines of business. This data is analyzed by line of business, coverage and accident year, as appropriate.

Our loss reserve review processes use actuarial methods that vary by insurance operating unit and line of business and produce point estimates for each class of business. The actuarial methods used by our insurance operating units include the following methods:

•	Reported Loss Development Method: a reported loss development pattern is calculated based on historical loss development data, and this pattern is then used to project the latest evaluation of cumulative reported losses for each accident year to ultimate levels;

•	Paid Development Method: a paid loss development pattern is calculated based on historical development data, and this pattern is then used to project the latest evaluation of cumulative paid losses for each accident year to ultimate levels;

•	Expected Loss Ratio Method: expected loss ratios are applied to premiums earned, based on historical company experience, or historical insurance industry results when company experience is deemed not to be sufficient; and

•	Bornhuetter-Ferguson Method: the results from the Expected Loss Ratio Method are essentially blended with either the Reported Loss Development Method or the Paid Development Method.

The primary assumptions used by our insurance operating units include the following:

•	Expected loss ratios represent management’s expectation of losses, in relation to earned premium, at the time business is written, before any actual claims experience has emerged. This expectation is a significant determinant of the estimate of loss reserves for recently written business where there is little paid or incurred loss data to consider. Expected loss ratios are generally derived from historical loss ratios adjusted for the impact of rate changes, loss cost trends and known changes in the type of risks underwritten.

•	Rate of loss cost inflation (or deflation) represents management’s expectation of the inflation associated with the costs we may incur in the future to settle claims. Expected loss cost inflation is particularly important for claims with a substantial medical component, such as workers’ compensation.

•	Reported and paid loss emergence patterns represent management’s expectation of how losses will be reported and ultimately paid in the future based on the historical emergence patterns of reported and paid losses and are derived from past experience of our insurance operating units, modified for current trends. These emergence patterns are used to project current reported or paid loss amounts to their ultimate settlement value.

Each of the above actuarial assumptions may also incorporate data from the insurance industry as a whole, or peer companies writing substantially similar insurance coverages, in the absence of sufficiently credible internally-derived historical information. Data from external sources may be used to set expectations, as well as assumptions regarding loss frequency or severity relative to an exposure unit or claim, among other actuarial parameters. Assumptions regarding the application or composition of peer group or industry reserving parameters require substantial judgment. The use of data from external sources was most significant for PCC as of December 31, 2010.

Sensitivity. Loss frequency and severity are measures of loss activity that are considered in determining the key assumptions described above. Loss frequency is a measure of the number of claims per unit of insured exposure, and loss severity is a measure of the average size of claims. Factors affecting loss frequency include the effectiveness of loss controls and safety programs and changes in economic conditions or weather patterns. Factors affecting loss severity include changes in policy limits, retentions, rate of inflation and judicial interpretations. Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to our insurance operating units. The length of the loss reporting lag affects our ability to accurately predict loss frequency (loss frequencies are more predictable for lines with short reporting lags), as well as the amount of reserves needed for IBNR. If the actual level of loss frequency and severity is higher or lower than expected, the ultimate losses will be different than management’s estimates. A small percentage change in an estimate can result in a material effect on our reported earnings. The following table reflects the impact of changes, which could be favorable or unfavorable, in frequency and severity on our loss estimates for claims occurring in 2010 (dollars in millions):

	Frequency
Severity	1.0%	5.0%	10.0%

1.0%	$7.9	$23.7	$43.5
5.0%	$23.7	$40.2	$60.8
10.0%	$43.5	$60.8	$82.4

Our net reserves for loss and LAE of $1.5 billion as of December 31, 2010 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. We believe the above analysis provides a reasonable benchmark for sensitivity as we believe it is within historical variation for our reserves. Currently, none of the scenarios is believed to be more likely than the other.

Prior Year Development. Our insurance operating units continually evaluate the potential for changes, both positive and negative, in their estimates of their loss and LAE liabilities and use the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for unpaid loss and LAE established in prior years, these liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. Each of RSUI, CATA and PCC adjusted its prior year loss and LAE reserve estimate during 2010 and 2009 based on current information that differed from previous assumptions made at the time such loss and LAE reserves were previously estimated. These reserve increases/(decreases) to prior year net reserves are summarized as follows (in millions):

	2010	2009

RSUI:
Net casualty reserve releases	$(33.9)	$(38.4)
Property and other, net	(9.3)	3.2

	$(43.2)	$(35.2)
CATA:
Net insurance reserve releases	$(0.4)	$(10.7)
Reinsurance assumed reserve release	(3.5)	—

	$(3.9)	$(10.7)
PCC:
Net workers’ compensation increase	$12.5	$26.5
All other, net	0.9	1.5

	$13.4	$28.0
Total incurred related to prior years	$(33.7)	$(17.9)

The more significant prior year adjustments affecting 2010 and 2009 are summarized as follows:

•	For RSUI, loss and LAE for 2010 reflect a net $33.9 million release of prior accident year casualty loss reserves, compared with a net $38.4 million release of prior accident year casualty loss reserves during 2009. The $33.9 million net release consisted of a $41.4 million reserve release, partially offset by a $7.5 million reserve increase. The $41.4 million reserve release relates primarily to the general liability and professional liability lines of business primarily for the 2003 through 2007 accident years and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. Specifically, cumulative losses for such lines of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be higher through the balance sheet date than the actual cumulative losses through that date. The amount of lower cumulative losses, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 3.8 percent. Such reduction did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for its general liability and professional liability lines of business earned in 2010. The $7.5 million reserve increase in loss reserves related to an increase in estimated ultimate 2007 accident year losses for the D&O liability line of business, reflecting, in part, unfavorable loss emergence on certain sub-prime mortgage industry claims. Such increase did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for its D&O liability line of business earned in 2010. The net $38.4 million release of prior accident year casualty loss reserves during 2009 relates primarily to D&O liability, professional liability and general liability lines of business for the 2003 through 2007 accident years and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business.

•	For RSUI, loss and LAE for 2010 and 2009 also include a net $9.3 million release of prior accident year loss reserves and a net $3.2 million increase in prior accident year loss reserves, respectively, primarily related to a re-estimation of case and IBNR reserves in the property line of business. For 2010, the net $9.3 million reserve release primarily reflects significant net reserve releases in non-catastrophe property reserves, partially offset by a $16.3 million reserve increase related to prior year catastrophes. Of the $16.3 million, $5.3 million was recorded in the 2010 second quarter and related to the third quarter 2008 hurricanes, and $11.0 million was recorded throughout 2010 and related to the third quarter 2005 hurricanes. For 2009, the net $3.2 million reserve increase primarily reflects net reserve increases in the non-catastrophe property reserves, partially offset by a net $9.9 million release of reserves recorded in the 2009 fourth quarter related to the third quarter 2008 hurricanes.

•	For CATA, loss and LAE for 2010 reflect a net $0.4 million release of prior accident year loss reserves (related primarily to the surety lines of business), compared with a net $10.7 million release of prior accident year loss reserves during 2009 (related primarily to the casualty and surety lines of business). These amounts relate primarily to favorable loss emergence compared with loss emergence patterns assumed in earlier periods. Specifically, cumulative losses for such lines of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be higher through the balance sheet date than the actual cumulative losses through that date. The net $0.4 million release of prior accident year loss reserves did not impact the assumptions used in estimating CATA’s loss and LAE liabilities for business earned in 2010.

•	For CATA, loss and LAE for 2010 also reflect a $3.5 million reserve release reflecting favorable loss emergence for asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976, based on a reserve study that was completed in the 2010 second quarter.

•	For PCC, loss and LAE for 2010 reflect a $12.5 million increase of prior accident year workers’ compensation net loss reserves, compared with a $26.5 million reserve increase of prior accident year workers’ compensation loss reserves during 2009. The $12.5 million increase relates primarily to a decrease in ceded loss and LAE based on a fourth quarter 2010 review of reinsurance coverage estimates, and to a lesser extent, an increase in unallocated LAE reserves. Such increase did not impact the assumptions used in estimating PCC’s loss and LAE liabilities for business earned in 2010. The review of reinsurance coverage estimates also resulted in a $5.0 million, decrease in ceded premiums earned which increased net premiums earned. The $26.5 million increase in 2009 primarily reflects a significant acceleration in claims emergence and higher than anticipated increases in industry-wide severity. In addition, the $26.5 million increase in 2009 also reflects the estimated impact of judicial decisions by the Workers’ Compensation Appeals Board, or the “WCAB.” Such WCAB decisions related to permanent disability determinations that have materially weakened prior workers’ compensation reforms instrumental in reducing medical and disability costs in earlier years. These decisions are in the process of being appealed to the California appellate courts but will continue in effect during the appeals process. With respect to the $26.5 million increase for prior accident years, $17.7 million primarily reflected higher than expected paid losses and $8.8 million reflected the estimated impact of the WCAB decisions. Such increases impacted the assumptions used in estimating PCC’s loss and LAE liabilities for business earned in 2009, causing an increase of current accident year reserves of $8.0 million in 2009. Of the $8.0 million, $6.2 million primarily reflected higher than expected paid losses and the remainder reflected the estimated impact of the WCAB decisions.

Asbestos and Environmental Impairment Reserves. Our reserve for unpaid loss and LAE includes $14.1 million and $14.0 million of gross and net reserves, respectively, at December 31, 2010, for asbestos and environmental impairment claims that arose from reinsurance of certain general liability and commercial multiple peril coverages assumed by Capitol Indemnity between 1969 and 1976. Reserves for asbestos and environmental impairment claims cannot be estimated with traditional loss reserving techniques because of uncertainties that are greater than those associated with other types of claims. Factors contributing to these uncertainties include a lack of historical data, the significant periods of time that often elapse between the occurrence of an insured loss and the reporting of that loss to the ceding company and the reinsurer, uncertainty as to the number and identity of insureds with potential exposure to these risks, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability. Loss reserve estimates for these asbestos and environmental impairment exposures include case reserves, which also reflect reserves for legal and other LAE and IBNR reserves. IBNR reserves are determined based upon CATA’s historic general liability exposure base and policy language, asbestos liability law, judicial settlements of asbestos liabilities, previous environmental impairment loss experience, the assessment of current trends of environmental law and environmental cleanup costs.

For both asbestos and environmental impairment reinsurance claims, CATA establishes case reserves by receiving case reserve amounts from its ceding companies and verifies these amounts against reinsurance contract terms, analyzing from the first dollar of loss incurred by the primary insurer. In establishing the liability for asbestos and environmental impairment claims, CATA considers facts currently known and the current state of the applicable law and coverage litigation. Additionally, ceding companies often report potential losses on a precautionary basis to protect their rights under the reinsurance arrangement, which generally calls for prompt notice to the reinsurer. Ceding companies, at the time they report potential losses, advise CATA of the ceding companies’ current estimate of the extent of the loss. CATA’s claims department reviews each of the precautionary claims notices and, based upon current information, assesses the likelihood of loss to CATA. This assessment is one of the factors used in determining the adequacy of the recorded asbestos and environmental impairment reserves. Although we are unable at this time to determine whether additional reserves, which could have a material impact upon our results of operations, may be necessary in the future, we believe that CATA’s asbestos and environmental impairment reserves are adequate as of December 31, 2010. Additional information regarding asbestos and environmental impairment claims can be found on page 21 of this Form 10-K Report.

Reinsurance. Receivables recorded with respect to claims ceded by our insurance operating units to reinsurers under reinsurance contracts are predicated in large part on the estimates for unpaid losses and, therefore, are also subject to a significant degree of uncertainty. In addition to the factors cited above, reinsurance receivables may prove uncollectible if the reinsurer is unable to perform under the contract. Reinsurance contracts purchased by our insurance operating units do not relieve them of their obligations to their own policyholders. Additional information regarding the use of, and risks related to, the use of reinsurance by our insurance operating units can be found on pages 22 through 24 and pages 31 and 32 of this Form 10-K Report.

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

Management’s assessment of a decline in value includes, among other things,

•	the duration of time and the relative magnitude to which fair value of the investment has been below cost;

•	the financial condition and near-term prospects of the issuer of the investment;

•	extraordinary events, including negative news releases and rating agency downgrades, with respect to the issuer of the investment;

•	our ability and intent to hold an equity security for a period of time sufficient to allow for any anticipated recovery; and

•	whether it is more likely than not that we will sell a debt security before recovery of its amortized cost basis.

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

Goodwill and Other Intangible Assets

Our consolidated balance sheet as of December 31, 2010 includes goodwill and other intangible assets, net of amortization, of $142.3 million. This amount has been recorded as a result of business acquisitions. Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Goodwill and other intangible assets deemed to have an indefinite useful life are tested annually in the fourth quarter of every calendar year for impairment and at such other times upon the occurrence of certain events. We also evaluate goodwill and other intangible assets whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. A significant amount of judgment is required in performing goodwill and other intangible asset impairment tests. These tests include estimating the fair value of our operating units and other intangible assets. With respect to goodwill, as required by GAAP, we compare the estimated fair value of our operating units with their respective carrying amounts including goodwill. Under GAAP, fair value refers to the amount for which the entire operating unit may be bought or sold. Our methods for estimating operating unit values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. All of these methods involve significant estimates and assumptions.

We recorded a pre-tax, non-cash impairment charge of $11.2 million in 2009, which is classified as a net realized capital loss on our consolidated statement of earnings for the year ended December 31, 2009. The $11.2 million pre-tax, non-cash impairment charge represents the entire carrying value of PCC’s trade names, originally determined to have indefinite useful lives, renewal rights, distribution rights and database development, net of accumulated amortization. The impairment charge was due primarily to PCC’s determination in June 2009 that it was unable to write business at rates it deemed adequate due to the state of the California workers’ compensation market. As a result, PCC ceased soliciting new or renewal business on a direct basis commencing August 1, 2009 and took corresponding expense reduction steps, including staff reductions, in light of such determination. In addition, immaterial accruals were established related to terminated employee severance payments and other charges.

In connection with impairment testing of our goodwill and other intangible assets in the fourth quarter of 2008, we also determined that the $48.7 million of goodwill associated with our acquisition of PCC was impaired in its entirety. As a result, at December 31, 2008, we recorded a non-cash charge of $48.7 million, which is classified as a net realized capital loss in our consolidated statement of earnings for the year ended December 31, 2008 and represents the entire PCC goodwill balance at such date. Our estimation of PCC’s fair value was based primarily on observing the stock market-based valuations of other publicly-traded insurance carriers. The factors that contributed to our determination that the PCC goodwill was impaired included unfavorable conditions in the U.S. economy and California workers’ compensation insurance market, combined with PCC’s poor results during 2008. There was no resulting impact to our tax balances as a result of this charge.

See Note 4 to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report for additional information on our goodwill and other intangible assets.

Deferred Taxes

We file a consolidated federal income tax return with our subsidiaries. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2010, a net deferred tax asset of $77.1 million was recorded, which included a valuation allowance of $15.0 million for certain deferred state tax assets which we believe may not be realized. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. This determination is based upon a review of anticipated future earnings as well as all available evidence, both positive and negative.

See Note 8 to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report for additional information on our deferred taxes.

In addition to the policies described above which contain critical accounting estimates, our other accounting policies are described in Note 1 to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report. The accounting policies described in Note 1 require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities but do not meet the level of materiality required for a determination that the accounting policy includes critical accounting estimates. On an ongoing basis, we evaluate our estimates, including those related to the value of long-lived assets, deferred acquisition costs, incentive compensation, pension benefits and contingencies and litigation. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

Consolidated Results of Operations

Overview

We are engaged, through AIHL and its subsidiaries, primarily in the property and casualty and surety insurance business. We also own and manage properties in the Sacramento, California region through our subsidiary Alleghany Properties and seek out strategic investments and conduct other activities at the parent level. Primarily through our wholly-owned subsidiary, Alleghany Capital Partners, we manage our public equity investments, including those held by our insurance operating units, as well as conduct equity investment and non-insurance acquisition research. Strategic investments currently include an approximately 33 percent stake in Homesite, a national, full-service, mono-line provider of homeowners insurance, and an approximately 38 percent stake in ORX, a regional gas and oil exploration and production company. Our primary sources of revenues and earnings are our insurance operations and investments.

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

Catastrophe losses, or the absence thereof, can have a significant impact on our results. For example, RSUI’s pre-tax catastrophe losses, net of reinsurance, were $31.0 million for 2010, $6.7 million for 2009 and $97.9 million for 2008 (primarily reflecting net losses from 2008 third quarter Hurricanes Ike, Gustav and Dolly). The incidence and severity of catastrophes in any short period of time are inherently unpredictable. Catastrophes can cause losses in a variety of our property and casualty lines of business, and most of our past catastrophe-related claims have resulted from severe hurricanes. Longer-term natural catastrophe trends may be changing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, sea, land and air temperatures, sea levels, rain and snow. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events such as hurricanes. To the extent climate change increases the frequency and severity of such weather events, our insurance operating units, particularly RSUI, may face increased claims, particularly with respect to properties located in coastal areas. Our insurance operating units take certain measures to mitigate against the frequency and severity of such events by giving consideration to these risks in their underwriting and pricing decisions and through the purchase of reinsurance.

At December 31, 2010, we had consolidated total investments of approximately $4.8 billion, of which approximately $2.8 billion was invested in debt securities and approximately $1.5 billion was invested in equity securities. Net realized capital gains, other-than-temporary impairment losses and net investment income related to such investment assets are subject to market conditions and management investment decisions and as a result can have a significant impact on our results. Net realized capital gains were $97.4 million in 2010, compared with $320.4 million in 2009, and other-than-temporary impairment losses were $12.3 million in 2010, compared with $85.9 million in 2009.

The profitability of our insurance operating units is also impacted by competition generally and price competition in particular. Historically, the performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity followed by periods of high premium rates and shortages of underwriting capacity. Although an individual insurance company’s performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. In the past few years, our insurance operating units have faced increasing competition as a result of an increased flow of capital into the insurance industry, with both new entrants and existing insurers seeking to gain market share. This has resulted in decreased premium rates and less favorable contract terms and conditions. In particular, RSUI and CATA’s specialty lines of business increasingly encounter competition from standard market companies seeking to increase market share. We expect to continue to face strong competition in these and the other lines of business of our insurance operating units, and our insurance operating units may continue to experience decreases in premium rates and/or premium volume and less favorable contract terms and conditions.

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

The following table summarizes our consolidated revenues, costs and expenses and earnings.

	2010	2009	2008
	(in millions)

Revenues
Net premiums earned	$768.1	$845.0	$948.7
Net investment income	125.0	101.9	130.2
Net realized capital gains	97.4	320.4	151.8
Other than temporary impairment losses	(12.3)	(85.9)	(244.0)
Other income	7.2	3.0	2.4

Total revenues	$985.4	$1,184.4	$989.1

Costs and expenses
Loss and loss adjustment expenses	$377.9	$442.1	$570.0
Commissions, brokerage and other underwriting expenses	259.3	273.7	286.6
Other operating expenses	37.2	45.6	34.9
Corporate administration	28.9	26.9	35.9
Interest expense	4.7	0.7	0.7

Total costs and expenses	$708.0	$789.0	$928.1

Earnings from continuing operations, before income taxes	$277.4	$395.4	$61.0
Income taxes	78.9	124.4	20.4

Earnings from continuing operations	$198.5	$271.0	$40.6
Earnings from discontinued operations, net of tax*	—	—	107.4

Net earnings	$198.5	$271.0	$148.0

Revenues:
AIHL	$978.2	$996.9	$813.6
Corporate activities**	7.2	187.5	175.5
Earnings (loss) from continuing operations, before income taxes:
AIHL	$306.6	$237.6	$(75.1)
Corporate activities**	(29.2)	157.8	136.1

*	Discontinued operations consist of the operations of Darwin, net of minority interest expense and the gain on disposition in 2008. Additional information regarding the results of discontinued operations can be found in Note 2 to the Notes to the Consolidated Financial Statements set forth in Item 8 of this 10-K Report.

**	Corporate activities consist of Alleghany Properties, our investments in Homesite and ORX and corporate activities at the parent level.

Our earnings from continuing operations before income taxes in 2010 decreased from 2009, primarily reflecting lower net realized capital gains and, to a lesser extent, a decline in net premiums earned, partially offset by lower other-than-temporary impairment losses and loss and LAE. The decrease in net realized capital gains primarily reflects the absence of sales of common stock of Burlington Northern Santa Fe Corporation, or “Burlington Northern,” in 2010, which were significant in 2009. The decrease in net premiums earned and loss and LAE in 2010 compared with 2009 reflects the impact of continuing competition at RSUI, as well as PCC’s determination in June 2009 to cease soliciting new and renewal business on a direct basis commencing August 1, 2009. The decrease in other-than-temporary impairment losses was due to improvements in U.S. equity market conditions since the 2009 first quarter when we incurred substantial losses primarily related to a significant deterioration of U.S. equity and, to a lesser extent, residential housing market conditions.

Our earnings from continuing operations before income taxes in 2009 increased substantially from 2008, primarily reflecting higher net realized capital gains, lower other-than-temporary impairment losses and a decrease in loss and LAE, partially offset by lower net premiums earned. The increase in net realized capital gains was due primarily to larger gains on the sales of equity securities, including our holdings of Burlington Northern, as well as certain holdings within our energy portfolio. In addition, 2009 net realized capital gains include a non-cash charge of $11.2 million related to an impairment of assets associated with our acquisition of PCC, compared with $48.7 million of such non-cash charges in 2008. The decrease in other-than-temporary impairment losses was due in part to comparatively improved equity market conditions in 2009 compared with 2008. The decrease in loss and LAE primarily reflects $6.7 million of catastrophe losses at RSUI in 2009, compared with $97.9 million of net catastrophe losses at RSUI in 2008 related in large part to Hurricanes Ike, Gustav and Dolly. The significant decrease in net premiums earned primarily reflects the impact of continuing competition at our insurance operating units.

The effective income tax rate on earnings from continuing operations before income taxes was 28.4 percent in 2010, 31.5 percent in 2009 and 33.6 percent in 2008. The lower effective income tax rate in 2010 compared with 2009 primarily reflects the recognition of a permanent tax benefit in the 2010 first quarter. This permanent tax benefit relates to a finalization of our unused foreign tax credits arising from our prior ownership of World Minerals, Inc. which we sold on July 14, 2005. The lower effective income tax rate in 2010 compared with 2009 also reflects increased tax benefits associated with dividends and tax-exempt income. The higher effective income tax rate in 2008 compared with 2009 reflects certain permanent tax differences that had the effect of increasing the effective income tax rate for that year. For 2008, such permanent tax differences related to a $48.7 million non-deductible goodwill impairment charge incurred.

Our earnings from discontinued operations consist of the operations of Darwin prior to its disposition in October 2008, net of minority interest expense, and include an after-tax gain upon disposition of $92.1 million in the 2008 fourth quarter, including $9.5 million of gain deferred at the time of Darwin’s initial public offering in May 2006. See Note 2 to the Consolidated Financial Statements set forth in Item 8 to this Form 10-K Report for additional information on discontinued operations.

AIHL Operating Results

AIHL Operating Unit Pre-Tax Results

	RSUI	AIHL Re	CATA	PCC	AIHL
	(in millions, except ratios)

2010
Gross premiums written	$933.6	$–	$168.9	$1.5	$1,104.0
Net premiums written	570.7	–	159.0	6.5	736.2
Net premiums earned (1)	$593.6	$–	$164.3	$10.2	$768.1
Loss and loss adjustment expenses	271.0	–	89.4	17.5	377.9
Commission, brokerage and other underwriting expenses (2)	162.7	–	73.4	23.2	259.3

Underwriting profit (loss) (3)	$159.9	$–	$1.5	$(30.5)	$130.9

Net investment income (1)					128.9
Net realized capital gains (1)					92.9
Other than temporary impairment losses (1)					(12.3)
Other income (1)					0.6
Other expenses (2)					34.4

Earnings from continuing operations, before income taxes					$306.6

Loss ratio (4)	45.7%	–	54.4%	170.9%	49.2%
Expense ratio (5)	27.4%	–	44.7%	226.7%	33.8%

Combined ratio (6)	73.1%	–	99.1%	397.6%	83.0%
2009
Gross premiums written	$1,033.4	$–	$174.6	$51.1	$1,259.1
Net premiums written	621.1	–	165.3	44.4	830.8
Net premiums earned (1)	$633.4	$–	$166.7	$44.9	$845.0
Loss and loss adjustment expenses	274.3	–	81.6	86.2	442.1
Commission, brokerage and other underwriting expenses (2)	169.3	–	75.0	29.4	273.7

Underwriting profit (loss) (3)	$189.8	$–	$10.1	$(70.7)	$129.2

Net investment income (1)					116.7
Net realized capital gains (1)					119.8
Other than temporary impairment losses (1)					(85.9)
Other income (1)					1.3
Other expenses (2)					43.5

Earnings from continuing operations, before income taxes					$237.6

Loss ratio (4)	43.3%	–	48.9%	192.2%	52.3%
Expense ratio (5)	26.7%	–	45.0%	65.4%	32.4%

Combined ratio (6)	70.0%	–	93.9%	257.6%	84.7%
2008
Gross premiums written	$1,055.4	$0.4	$207.9	$77.0	$1,340.7
Net premiums written	650.9	0.1	177.4	69.8	898.2
Net premiums earned (1)	$689.6	$0.2	$186.9	$72.0	$948.7
Loss and loss adjustment expenses	376.3	–	90.9	102.8	570.0
Commission, brokerage and other underwriting expenses (2)	175.7	–	80.8	30.1	286.6

Underwriting profit (loss) (3)	$137.6	$0.2	$15.2	$(60.9)	$92.1

Net investment income (1)					112.6
Net realized capital losses (1)					(4.4)
Other than temporary impairment losses (1)					(244.0)
Other income (1)					0.7
Other expenses (2)					32.1

Losses from continuing operations, before income taxes					$(75.1)

Loss ratio (4)	54.6%	–	48.6%	142.8%	60.1%
Expense ratio (5)	25.5%	22.8%	43.2%	41.8%	30.2%

Combined ratio (6)	80.1%	22.8%	91.8%	184.6%	90.3%

(1)	Represent components of total revenues.

(2)	Commission, brokerage and other underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses attributable primarily to underwriting activities, whereas the remainder constitutes other expenses.

(3)	Represents net premiums earned less loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, other-than-temporary impairment losses, other income or other expenses. Underwriting profit does not replace net earnings determined in accordance with GAAP as a measure of profitability; rather, we believe that underwriting profit, which does not include net investment income, net realized capital gains, other-than-temporary impairment losses, other income or other expenses, enhances the understanding of AIHL’s insurance operating units’ operating results by highlighting net earnings attributable to their underwriting performance. With the addition of net investment income, net realized capital gains, other-than-temporary impairment losses, other income and other expenses, reported pre-tax net earnings (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting profit as an important measure in the overall evaluation of performance.

(4)	Loss and LAE divided by net premiums earned, all as determined in accordance with GAAP.

(5)	Commission, brokerage and other underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.

(6)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on loss and LAE, and commission, brokerage and other underwriting expenses.

Discussion of individual AIHL operating unit results follows, and AIHL investment results are discussed below under “AIHL Investment Results.”

RSUI

The decrease in gross premiums written by RSUI in 2010 from 2009 primarily reflects the impact of reduced exposures of RSUI’s customers and continuing and increasing competition, particularly in RSUI’s property, umbrella/excess and general liability lines of business, partially offset by growth in RSUI’s binding authority business. RSUI’s net premiums earned decreased in 2010 from 2009 primarily due to the decline in gross premiums written, partially offset by a decrease in ceded premiums written associated primarily with RSUI’s property line of business.

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

The decrease in loss and LAE in 2010 from 2009 primarily reflects the impact of lower net premiums earned and lower non-catastrophe property losses incurred, partially offset by $31.0 million of catastrophe losses in 2010, compared with $6.7 million of catastrophe losses in 2009. The decrease in loss and LAE in 2010 from 2009 also reflects modestly lower net releases of prior accident year loss reserves in the 2010 period (as further described below).

Loss and LAE in 2010 reflect a net $33.9 million release of prior accident year casualty loss reserves, compared with a net $38.4 million release of prior accident year casualty loss reserves during 2009. The $33.9 million net release consisted of a $41.4 million reserve release, partially offset by a $7.5 million reserve increase. The $41.4 million release relates primarily to the general liability and professional liability lines of business primarily for the 2003 through 2007 accident years and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. The $7.5 million increase in loss reserves related to an increase in estimated ultimate 2007 accident year losses for the D&O liability line of business, reflecting, in part, unfavorable loss emergence on certain sub-prime mortgage industry claims. The net $38.4 million release of prior accident year casualty loss reserves during 2009 relates primarily to D&O liability, professional liability and general liability lines of business for the 2003 through 2007 accident years and reflect favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business.

Loss and LAE in 2010 also reflects increases in prior accident year property loss reserves of $5.3 million related to 2008 third quarter hurricanes and $11.0 million related to 2005 third quarter hurricanes. Loss and LAE in 2009 also reflects a net $9.9 million release of prior accident year property loss reserves related to 2008 third quarter hurricanes.

The decrease in loss and LAE in 2009 from 2008 primarily reflects lower catastrophe losses, the impact of lower net premiums earned, and lower net releases of prior accident year loss reserves. Net catastrophe losses were $6.7 million in 2009, compared with $97.9 million of net catastrophe losses at RSUI in 2008, primarily related to 2008 third quarter Hurricanes Ike, Gustav and Dolly. Loss and LAE for 2009 also reflects a net $48.3 million release of prior accident year casualty loss reserves, compared with a net $43.7 million release of prior accident year loss reserves during the corresponding 2008 period. The $48.3 million release consists of $38.4 million related to casualty reserves and $9.9 million related to third quarter 2008 catastrophes, both of which are described above.

The decrease in commissions, brokerage and other underwriting expenses in 2010 compared with 2009, as well as 2009 compared with 2008, primarily reflects the net effect of lower premium volumes described above, which caused premium taxes, commissions and related acquisition costs to decline.

The decrease in RSUI’s underwriting profit in 2010 from 2009 primarily reflects a decrease in net premiums earned, partially offset by the decrease in loss and LAE. The increase in RSUI’s underwriting profit in 2009 from 2008 primarily reflects a decrease in loss and LAE, partially offset by the decrease in net premiums earned.

Additional information regarding RSUI’s use of reinsurance and risks related to reinsurance recoverables can be found on pages 22 through 24 and pages 31 and 32 of this Form 10-K Report. Additional information regarding RSUI’s prior year reserve adjustments and releases can be found on pages 43 and 44 of this Form 10-K Report.

In general, rates at RSUI in 2010 compared with 2009, as well as in 2009 compared with 2008, reflect overall industry trends of downward pricing as a result of increased competition.

CATA

CATA’s net premiums earned decreased slightly in 2010 from 2009, primarily reflecting continuing price competition in CATA’s property and casualty (including in excess and surplus markets) lines of business, partially offset by higher gross premiums written and net premiums earned in CATA’s commercial surety and miscellaneous errors and omissions liability lines of business. CATA’s gross premiums written and net premiums earned in 2009 decreased from 2008, primarily reflecting continuing price competition in CATA’s property and casualty and commercial surety lines of business, partially offset by gross premiums written and net premiums earned in certain specialty classes of business.

The increase in loss and LAE in 2010 from 2009 primarily reflects a lower amount of prior year reserve releases in 2010 compared with 2009, and, to a lesser extent, higher property and workers’ compensation claims. During 2010, CATA had a net prior year reserve release of $3.9 million, compared with a net prior year reserve release of $10.7 million in 2009. Of the $3.9 million reserve release, $3.5 million reflects favorable loss emergence for asbestos and environmental impairment claims based on a reserve study that was completed in the 2010 second quarter. The remaining $0.4 million of the $3.9 million reserve release primarily relates to a net prior year reserve release in 2010 in the surety lines of business, reflecting favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. The $10.7 million reserve release in 2009 primarily reflects favorable emergence in the casualty and surety lines of business.

The decrease in loss and LAE in 2009 from 2008 primarily reflects the impact of lower net premiums earned in 2009, partially offset by a lower amount of prior year reserve releases. During 2009, CATA had a net prior year reserve release of $10.7 million (as discussed above), compared with a net prior year reserve release of $11.8 million in 2008.

The increase in loss and LAE described above was the primary cause for the decrease in CATA’s underwriting profit in 2010 from 2009. The decrease in net premiums earned, partially offset by the decrease in loss and LAE described above, was the primary cause for the decrease in CATA’s underwriting profit in 2009 from 2008.

Additional information regarding CATA’s prior year reserve releases can be found on pages  43 and 44 of this Form 10-K Report.

PCC

In June 2009, PCC decided to cease soliciting new and renewal business on a direct basis commencing August 1, 2009 due to its determination that it was unable to write business at rates it deemed adequate due to the state of the California workers’ compensation market. On June 30, 2009, A.M. Best downgraded its rating of PCIC from A- (Excellent), with a negative outlook, to B++ (Good), with a stable outlook. Commencing August 1, 2009, PCC ceased soliciting new or renewal business on a direct basis and took corresponding expense reduction steps, including staff reductions, in light of such determination. Effective April 12, 2010, as part of a strategic repositioning effort, PCC changed its name from Employers Direct Corporation, changed the name of PCIC from Employers Direct Insurance Company, and took steps to emerge as a brokerage carrier at such time as it determines rates are adequate.

PCC reported an underwriting loss of $30.5 million in 2010, primarily reflecting a substantial decrease in net premiums earned from 2009 for the reasons described above. PCC’s underwriting loss of $30.5 million for 2010 also reflects a $12.5 million increase of prior accident year workers’ compensation net loss reserves, related primarily to a decrease in ceded loss and LAE based on a fourth quarter 2010 review of reinsurance coverage estimates, and to a lesser extent, an increase in unallocated LAE reserves. The review of reinsurance coverage estimates also resulted in a $5.0 million decrease in ceded premiums earned which increased net premiums earned.

PCC reported an underwriting loss of $70.7 million for 2009, primarily reflecting a substantial decrease in net premiums earned from 2008 for the reasons described above, and a $34.5 million reserve increase in the 2009 second quarter. Of the $34.5 million reserve increase, $26.5 million related to prior accident years and $8.0 million related to the 2009 accident year. In addition, PCC also recorded a pre-tax non-cash impairment charge of $11.2 million in the 2009 second quarter, which was classified as a net realized capital loss in its consolidated statement of earnings.

PCC reported an underwriting loss of $60.9 million for 2008, primarily reflecting a reserve increase of $35.9 million and a decrease in net premiums earned. In addition, in connection with impairment testing of goodwill and other intangible assets as of December 31, 2008, we determined that the $48.7 million of goodwill associated with our acquisition of PCC was impaired. As a result, as of December 31, 2008, we recorded a non-cash charge of $48.7 million, which is classified as a net realized capital loss in our consolidated statement of earnings for the year ended December 31, 2008 and represents the entire PCC goodwill balance at such date. The estimation of PCC’s fair value was based primarily on observing the stock market-based valuations of other publicly-traded insurance carriers. The factors that contributed to our determination that the PCC goodwill was impaired included the recent unfavorable conditions in the U.S. economy and California workers’ compensation insurance market, combined with PCC’s poor results during 2008. There was no resulting impact to our tax balances as a result of this charge.

The California Department of Insurance, or the “CDI,” is responsible for periodic financial and market conduct examinations of California-domiciled insurance companies. In September 2010, the CDI issued a financial examination report of PCIC for the period from July 1, 2004 through December 31, 2008. As part of its work for such financial examination report, the CDI produced an actuarial report, or the “Actuarial Report,” for the years ended December 31, 2009 and 2008. The Actuarial Report included an estimate of loss and LAE reserves on a statutory basis of accounting that was higher than that recorded by PCIC at such dates. We believe that PCIC’s reserves for unpaid loss and LAE are adequate, and the CDI did not require PCIC to currently or retroactively increase its carried reserves to the estimates included in the Actuarial Report. AIHL did, however, contribute $40.0 million of capital to PCC on September 27, 2010, and these funds were used by PCIC to increase its workers’ compensation deposit, which is required to be maintained by PCIC under California workers’ compensation regulations, to a level consistent with the estimated loss and LAE reserves included in the Actuarial Report. To the extent that PCIC’s actual loss experience is less than the CDI’s final estimate of PCIC’s loss and LAE reserves, over time such additional workers’ compensation deposit funds will be released back to PCIC.

Additional information regarding PCC’s reserve increases can be found on pages 43 and 44 of this Form 10-K Report.

AIHL Investment Results

Following is information relating to AIHL’s investment results.

	Years Ended December 31,
	2010	2009		2008
	(in millions)

Net investment income	$128.9	$116.7		$112.6
Net realized capital gains	$92.9	$132.1	*	$44.3	*
Other than temporary impairment losses	$(12.3)	$(85.9)		$(244.0)

*	Excludes non-cash impairment charges in 2009 and 2008 related to the intangible assets associated with our acquisition of PCC which were classified as a net realized capital loss in our consolidated statements of earnings (see Note 4(a) to the Notes to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report).

Net Investment Income.  The increase in AIHL’s net investment income in 2010 from 2009 is due principally to higher dividend income due to a higher allocation of AIHL’s investment portfolio to equity securities during 2010 compared with 2009. The increase in AIHL’s net investment income in 2009 from 2008 is due principally to poor results from partnership investments in 2008 and positive underwriting cash flow at RSUI in 2009, partially offset by lower average investment yields during 2009.

Approximate yields of AIHL’s debt securities for 2010, 2009 and 2008 are as follows (in millions, except for percentages):

		Pre-Tax	After-Tax
		Net	Net		After-
	Average	Investment	Investment	Effective	Tax
Year	Investments (1)	Income (2)	Income (3)	Yield(4)	Yield(5)

2010	$2,887.3	$102.1	$80.2	3.5%	2.8%
2009	$2,858.4	$104.7	$83.9	3.7%	2.9%
2008	$2,564.5	$112.0	$86.3	4.4%	3.4%

(1)	Average of amortized cost of debt securities portfolio at beginning and end of period.

(2)	After investment expenses, excluding net realized gains and other-than-temporary impairment losses.

(3)	Pre-tax net investment income less income taxes.

(4)	Pre-tax net investment income for the period divided by average investments for the same period.

(5)	After-tax net investment income for the period divided by average investments for the same period.

Net Realized Capital Gains.  Net realized capital gains in 2010, 2009 and 2008 relate primarily to sales of equity securities in the energy sector, some of which had their cost basis reduced in earlier periods for the recognition of unrealized losses through other-than-temporary impairment losses, particularly in 2009.

Other-Than-Temporary Impairment Losses.  Other-than-temporary impairment losses reflect impairment charges related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings. Of the $12.3 million of other-than-temporary impairment losses in 2010, $11.1 million related to equity security holdings (primarily in the energy sector) and $1.2 million related to debt security holdings (all of which were deemed to be credit-related). The determination that unrealized losses on such securities were other-than-temporary was primarily based on the severity and duration of the declines in fair value of such securities relative to their cost as of the balance sheet date.

Of the $85.9 million of other-than-temporary impairment losses in 2009, $57.6 million related to equity security holdings in the energy sector, $16.5 million related to equity security holdings in various other sectors and $11.8 million related to debt security holdings (all of which were deemed to be credit-related). Of the $244.0 million of other-than-temporary impairment losses in 2008, $144.8 million related to equity security holdings in the energy sector, $96.0 million related to equity holdings in various other sectors and $3.2 million related to debt security holdings (all of which were deemed to be credit-related). The determination that unrealized losses on such securities were other than temporary in 2009 and 2008 was primarily based on the severity of the declines in fair value of such securities relative to cost as of the balance sheet date. Such severe declines were primarily related to a significant deterioration of U.S. equity market conditions during the latter part of 2008 and the first quarter of 2009, which abated somewhat in the remainder of 2009.

After adjusting the cost basis of securities for the recognition of other-than-temporary impairment losses, the gross unrealized investment losses for debt and equity securities as of December 31, 2010 were deemed to be temporary, based on, among other things:

•	the duration of time and the relative magnitude to which fair values of these investments has been below cost was not indicative of an other-than-temporary impairment loss (for example, no equity security was in a continuous unrealized loss position for twelve months or more as of December 31, 2010);

•	the absence of compelling evidence that would cause us to call into question the financial condition or near-term prospects of the issuer of the investment; and

•	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

See Note 3 to the Notes to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report for further details concerning gross unrealized investment losses for debt and equity securities at December 31, 2010.

Corporate Activities Operating Results

The following table summarizes corporate activities’ results for 2010, 2009 and 2008 (in millions):

	Years Ended December 31,
	2010	2009	2008

Net investment income	$(3.9)	$(14.8)	$17.6
Net realized capital gains	4.5	200.6	156.2
Other than temporary impairment losses	–	–	–
Other income	6.6	1.7	1.7

Total revenues	$7.2	$187.5	$175.5
Corporate administration and other expenses	31.4	29.1	38.7
Interest expense	5.0	0.6	0.7

(Losses) earnings from continuing operations, before income taxes	$(29.2)	$157.8	$136.1

Corporate activities reported a loss from continuing operations before income taxes in 2010 compared with earnings from continuing operations before income taxes in 2009, primarily reflecting lower net realized capital gains which were not sufficient to offset corporate administration, interest and other expenses. The lower net realized capital gains primarily reflects the absence of sales of common stock of Burlington Northern in 2010, which were significant in 2009.

Corporate activities’ earnings from continuing operations before income taxes increased in 2009 from 2008, primarily reflecting an increase in net realized capital gains, partially offset by a decrease in net investment income. Net realized capital gains for both the 2009 and 2008 periods resulted primarily from sales of Burlington Northern common stock. Net investment income in 2009 primarily reflects losses related to our investment in ORX, as discussed below.

Net investment income includes ($2.0) million, ($21.9) million and $1.5 million of our equity in (losses) earnings of ORX for 2010, 2009 and 2008, respectively. The 2009 losses were due primarily to asset impairment charges incurred as of December 31, 2008, but finalized in the 2009 third quarter, arising from relatively low energy prices as of December 31, 2008. Net investment income also includes ($3.2) million, ($1.1) million and $0.3 million of our equity in (losses) earnings of Homesite for 2010, 2009 and 2008, respectively. Homesite losses in 2010 and 2009 primarily reflect the impact of increased homeowners insurance claims from severe weather and ongoing purchase accounting adjustments.

Interest expense in 2010 includes interest on our $300.0 million of Senior Notes, which were issued on September 20, 2010 (see Note 7 to the Notes to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report for further details).

Reserve Review Process

AIHL’s insurance operating units periodically analyze, at least quarterly, liabilities for unpaid loss and LAE established in prior years and adjust their expected ultimate cost, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. The following table presents the reserves established in connection with the loss and LAE of AIHL’s insurance operating units on a gross and net basis by line of business. These reserve amounts represent the accumulation of estimates of ultimate loss (including for IBNR) and LAE.

					Workers’
	Property	Casualty(1)	CMP(2)	Surety	Comp(3)	All Other(4)	Total
	(dollars in millions)

2010
Gross loss and LAE reserves	$150.1	$1,883.6	$58.9	$17.1	$186.7	$32.3	$2,328.7
Reinsurance recoverables on unpaid losses	(52.0)	(765.2)	(1.0)	(0.1)	(10.9)	(18.2)	(847.4)

Net loss and LAE reserves	$98.1	$1,118.4	$57.9	$17.0	$175.8	$14.1	$1,481.3

2009
Gross loss and LAE reserves	$249.1	$1,902.4	$63.6	$18.0	$245.9	$42.0	$2,521.0
Reinsurance recoverables on unpaid losses	(104.5)	(799.5)	(0.2)	(0.1)	(20.2)	(23.2)	(947.7)

Net loss and LAE reserves	$144.6	$1,102.9	$63.4	$17.9	$225.7	$18.8	$1,573.3

2008
Gross loss and LAE reserves	$365.9	$1,836.6	$75.8	$21.5	$227.4	$51.4	$2,578.6
Reinsurance recoverables on unpaid losses	(153.5)	(811.6)	(0.3)	(0.2)	(12.2)	(30.5)	(1,008.3)

Net loss and LAE reserves	$212.4	$1,025.0	$75.5	$21.3	$215.2	$20.9	$1,570.3

(1)	Primarily consists of umbrella/excess, D&O liability, professional liability, and general liability.

(2)	Commercial multiple peril.

(3)	Workers’ compensation amounts include PCC, net of purchase accounting adjustments (see Note 4(a) to the Notes to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report). Such adjustments include a minor reduction of gross and net loss and LAE for acquisition date discounting, as required under purchase accounting. Workers’ compensation amounts also include minor balances from CATA.

(4)	Primarily consists of loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees. The loss and LAE reserves are ceded 100 percent to the sellers. Additional information regarding the loss reserve guarantees can be found in Note 5(c) to the Notes to the Consolidated Financial Statements set forth in Item 8 of this 10-K Report.

Changes in Loss and LAE Reserves between December 31, 2010 and December 31, 2009

Gross Reserves.  Gross loss and LAE reserves at December 31, 2010 decreased from December 31, 2009 due primarily to reserve decreases in property and workers’ compensation lines of business. The decrease in property gross loss and LAE reserves is mainly due to loss payments made by RSUI on hurricane related losses incurred in prior years. The decrease in workers’ compensation gross loss and LAE reserves primarily reflects the impact of PCC’s decision in June 2009 to cease soliciting new or renewal business on a direct basis commencing August 1, 2009.

Net Reserves.  Net loss and LAE reserves at December 31, 2010 decreased from December 31, 2009 due primarily to reserve decreases in the workers’ compensation and property lines of business, partially offset by a modest reserve increase in the casualty line of business. The decrease in workers’ compensation net loss and LAE reserves primarily reflects the impact of PCC’s decision in June 2009 to cease soliciting new or renewal business on a direct basis commencing August 1, 2009. This decrease was partially offset by a $12.5 million increase of prior accident year workers’ compensation net loss reserves recorded by PCC related primarily to a decrease in ceded loss and LAE based on a fourth quarter 2010 review of reinsurance coverage estimates, and to a lesser extent, an increase in unallocated LAE reserves. The decrease in property net loss and LAE reserves is mainly due to loss payments made by RSUI on hurricane related losses incurred in prior years, net of corresponding decreases in reinsurance recoverables on unpaid losses. The increase in the casualty line of business relates primarily to modest increases at CATA due to growth in certain specialty classes and its miscellaneous errors and omissions liability line of business.

Changes in Loss and LAE Reserves between December 31, 2009 and December 31, 2008

Gross Reserves.  Gross loss and LAE reserves at December 31, 2009 decreased slightly from December 31, 2008 due to reserve decreases in property and certain other lines of business, largely offset by increases in casualty and, to a lesser extent, workers’ compensation lines of business. The decrease in property gross loss and LAE reserves is mainly due to loss payments made by RSUI on hurricane related losses incurred in prior years. The increase in casualty gross loss and LAE reserves primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior accident years at RSUI, partially offset by RSUI’s release of prior accident year reserves for D&O liability, professional liability, and general liability lines of business. The increase in workers’ compensation gross loss and LAE reserves primarily reflects an increase by PCC of current and prior accident year reserves during 2009, partially offset by the impact of PCC’s decision to cease soliciting new or renewal business on a direct basis commencing August 1, 2009.

Net Reserves.  Net loss and LAE reserves at December 31, 2009 were essentially unchanged from December 31, 2008 due to reserve decreases in property and certain other lines of business, offset by increases in casualty and, to a lesser extent, workers’ compensation lines of business. The decrease in property net loss and LAE reserves is mainly due to loss payments made by RSUI on hurricane related losses incurred in prior years, substantially offset by corresponding decreases in reinsurance recoverables on unpaid losses. The increase in casualty gross loss and LAE reserves primarily reflects anticipated loss reserves on current accident year net premiums earned and limited net paid loss activity for the current and prior accident years at RSUI, partially offset by RSUI’s release of prior accident year reserves for D&O liability, professional liability, and general liability lines of business. The increase in workers’ compensation net loss and LAE reserves primarily reflects an increase by PCC of current and prior accident year reserves during 2009, partially offset by the impact of PCC’s decision to cease soliciting new or renewal business on a direct basis commencing August 1, 2009.

Additional information regarding RSUI’s net prior year reserve releases and PCC’s current and prior year reserve increases can be found on pages 43 and 44 of this Form 10-K Report.

Reinsurance Recoverables

At December 31, 2010, AIHL had total reinsurance recoverables of $873.3 million, consisting of $847.4 million of ceded outstanding loss and LAE and $25.9 million of recoverables on paid losses. RSUI’s reinsurance recoverables totaled $752.6 million of AIHL’s $873.3 million. The reinsurance purchased by AIHL’s insurance operating units does not relieve them from their obligations to their policyholders, and therefore, the financial strength of their reinsurers is important. Approximately 89.9 percent of AIHL’s reinsurance recoverables balance at December 31, 2010 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. AIHL’s Reinsurance Security Committee, which includes certain of our officers and the chief financial officer of each of AIHL’s operating units and which manages the use of reinsurance by such operating units, has determined that reinsurers with a rating of A (Excellent) or higher have an ability to meet their ongoing obligations at a level that is acceptable to us.

Information regarding concentration of AIHL’s reinsurance recoverables at December 31, 2010 is as follows (dollars in millions):

Reinsurer(1)	Rating(2)		Dollar Amount	Percentage

Swiss Re	A (Excellent	)	$160.1	18.3%
Platinum Underwriters Holdings, Ltd.	A (Excellent	)	95.9	11.0%
The Chubb Corporation	A++ (Superior	)	91.6	10.5%
All other reinsurers			525.7	60.2%

Total			$873.3	100.0%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.

(2)	Represents the A.M. Best rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.

At December 31, 2010, AIHL also had fully collateralized reinsurance recoverables of $92.7 million due from Darwin, now a subsidiary of AWAC. The A.M. Best financial strength rating of Darwin was A (Excellent) at December 31, 2010. AIHL had no allowance for uncollectible reinsurance as of December 31, 2010.

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at the parent company. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. At December 31, 2010, we held marketable securities and cash of $634.4 million at the parent company and $581.6 million at AIHL, which totaled $1,216.0 million. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures at December 31, 2010.

Stockholders’ equity increased to approximately $2.9 billion as of December 31, 2010, compared with approximately $2.7 billion as of December 31, 2009, representing an increase of 7.0 percent. The increase in stockholders’ equity primarily reflects net earnings in 2010, and a net increase in net unrealized appreciation in our investment portfolio during 2010, partially offset by the repurchase of our common stock pursuant to our repurchase program described below.

Debt. On September 20, 2010, we issued $300.0 million of Senior Notes. The Senior Notes are unsecured and unsubordinated general obligations of Alleghany as the parent company. Interest is payable semi-annually on March 15 and September 15 of each year. The terms of the Senior Notes permit redemption prior to their maturity. The indenture under which the Senior Notes were issued contains covenants that impose conditions on our ability to create liens on the capital stock of AIHL or RSUI or to engage in sales of the capital stock of AIHL or RSUI. The Senior Notes were issued at a discount of approximately 99.63 percent, resulting in proceeds before underwriting discount, commissions and other expenses of $298.9 million, and an effective yield of approximately 5.67 percent. Approximately $2.8 million of underwriting discount, commissions and other expenses was recorded as deferred charges, which are amortized over the life of the Senior Notes. We currently intend to use the net proceeds from the sale of the Senior Notes for general corporate purposes, including, but not limited to, acquisitions, additions to working capital, capital expenditures, investments, contributions of capital to our subsidiaries, repayment of Senior Notes, and repurchases and redemptions of our securities.

Credit Agreement. On September 9, 2010, we entered into the Credit Agreement, and a related security agreement, or the “Security Agreement,” with a bank syndicate. The Credit Agreement provides for a two tranche revolving credit facility in an aggregate principal amount of up to $100.0 million, or the “Commitments,” consisting of (i) a secured credit facility, or “Tranche A,” subject to a borrowing base as set forth in the Credit Agreement, in an aggregate principal amount of up to $50.0 million and (ii) an unsecured credit facility, or “Tranche B,” in an aggregate principal amount of up to $50.0 million. The Commitments under the Credit Agreement are scheduled to terminate on September 9, 2013, or the “Maturity Date,” unless earlier terminated. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes.

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

Under the Credit Agreement, an Event of Default is defined as (i) a failure to pay any principal or interest on any of the loans or any fee or any other amount payable under the Credit Agreement or any other loan document within designated time periods; (ii) a breach of any representation or warranty made in the Credit Agreement or any other loan document; (iii) a failure to comply with certain specified covenants, conditions or agreements in the Credit Agreement; (iv) a failure to comply with any other conditions, covenants or agreements in the Credit Agreement or any other loan document within thirty days after knowledge or written notice of such failure; (v) a failure by us or any subsidiary to pay any indebtedness, other than loans under the Credit Agreement, or any obligation in respect of our or any subsidiary’s hedging agreements in an aggregate amount exceeding $25.0 million, or “Material Indebtedness,” when due or payable; (vi) any event or condition occurs that results in the acceleration of the maturity of Material Indebtedness or which enables or permits the holder of such Material Indebtedness to cause the acceleration of such indebtedness, except for secured indebtedness that becomes due as a result of the voluntary sale or transfer of the property or assets securing such indebtedness; (vii) the occurrence of certain involuntary or voluntary bankruptcy, insolvency or reorganization events relating to us or any of our material subsidiaries; (viii) the rendering of certain money judgments against us or any of our subsidiaries in an aggregate amount in excess of $25.0 million; (ix) a failure by us or certain affiliates to pay any material amounts to the Pension Benefit Guaranty Corporation or to an employee pension benefit plan or the institution of an enforcement proceeding under ERISA (as defined in the Credit Agreement), the occurrence of certain ERISA events which would reasonably be expected to have a material adverse effect, or the occurrence of certain material events under ERISA covered plans; (x) the failure of any lien created by any of the security documents to constitute an enforceable first priority perfected lien on all of the collateral encumbered thereby; or (xi) the occurrence of certain events constituting a Change of Control relating to us.

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

The Security Agreement secures all of our obligations relating to the Tranche A Loans under the Credit Agreement, and grants to a collateral agent for the Lenders, or “Collateral Agent,” a continuing first priority lien on and security interest in, and assigns to the Collateral Agent (for the ratable benefit of the Lenders) as collateral security, all of our right, title and interest in and to: (i) all cash, securities, shares of stock, investment property, financial assets, equity interests, instruments and general intangibles which are from time to time held in or credited to a certain account, or the “Account,” maintained with the Collateral Agent, (ii) the Account itself, and (iii) all rights to which we now or hereafter become entitled by reason of our interest in any of the previously described collateral, and all security entitlements related to the Account and the financial assets credited to the Account, and the additions to, accessions to, substitutions of, products or proceeds of any or all of the foregoing.

There were no borrowings under the Credit Agreement during 2010.

Preferred Stock. On June 23, 2006, we completed an offering of 1,132,000 shares of 5.75% Mandatory Convertible Preferred Stock, or the “Preferred Stock,” at a public offering price of $264.60 per share, resulting in net proceeds of $290.4 million. On June 15, 2009, all outstanding shares of Preferred Stock were mandatorily converted into shares of our common stock. Each outstanding share of Preferred Stock was automatically converted into 1.0139 shares of our common stock based on the arithmetic average of the daily volume-weighted average price per share of our common stock for each of the 20 consecutive trading days ending on June 10, 2009, or $260.9733 per share. We issued 698,009 shares of our common stock for the 688,621 shares of Preferred Stock that were outstanding at the date of the mandatory conversion. All of the foregoing per share data has not been adjusted for subsequent Alleghany common stock dividends.

Capital Contributions. From time to time, we make capital contributions to our subsidiaries when third-party financing may not be attractive or available. In 2010, we made a capital contribution of $40.0 million to provide capital support to PCIC in connection with an increase in its workers’ compensation deposit, which is required to be maintained by PCIC under California workers’ compensation regulations. In 2007, we made a capital contribution of $50.0 million to provide additional capital support to PCC in connection with AIHL’s acquisition of PCC. We expect that we will continue to make capital contributions to our subsidiaries from time to time in the future for similar or other purposes.

Common Stock and Preferred Stock Repurchases. In February 2008, our Board of Directors authorized the repurchase of shares of our common stock, at such times and at prices as management determined advisable, up to an aggregate of $300.0 million. In November 2008, the authorization to repurchase our common stock was expanded to include repurchases of Preferred Stock. As of December 31, 2010, this program had been fully utilized. In July 2010, in anticipation of such full utilization, our Board of Directors authorized the repurchase of additional shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million, upon such full utilization.

During 2010, we repurchased an aggregate of 285,056 shares of our common stock in the open market for $83.1 million, at an average price per share of $291.64. During 2009, we repurchased an aggregate of 295,463 shares of our common stock in the open market for $75.9 million, at an average price per share of $256.73. Prior to the mandatory conversion date of June 15, 2009, we repurchased an aggregate of 442,998 shares of Preferred Stock in the open market for $117.4 million, at an average price per share of $264.92. During 2008, we repurchased an aggregate of 78,817 shares of our common stock in the open market for $25.1 million, at an average price per share of $318.05. All of the foregoing per share and average price data has not been adjusted for subsequent Alleghany common stock dividends.

As of December 31, 2010 and December 31, 2009, we had 8,766,554 and 9,037,561 shares of our common stock outstanding, respectively.

Dividends. We have declared stock dividends in lieu of cash dividends every year since 1987 except 1998 when Chicago Title Corporation was spun off to our stockholders. These stock dividends have helped to conserve our financial strength and, in particular, the liquid assets available to finance internal growth and operating company acquisitions and investments. On April 29, 2011, as our dividend on our common stock for 2011, we will pay to stockholders of record on April 1, 2011 a dividend of one share of our common stock for every 50 shares outstanding.

Dividends from Subsidiaries. At December 31, 2010, approximately $709.1 million of the equity of all of our subsidiaries was available for dividends or advances to us at the parent level. AIHL’s insurance operating units are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by them without prior approval of insurance regulatory authorities. Of the aggregate total equity of our insurance operating units at December 31, 2010 of $1.8 billion, a maximum of $41.5 million was available for dividends without prior approval of the applicable insurance regulatory authorities. These limitations have not affected our ability to meet our obligations. In 2010, RSUI paid AIHL a cash dividend of $100.0 million and CATA paid AIHL a cash dividend of $25.0 million. In 2009, RSUI paid AIHL a cash dividend of $150.0 million and CATA paid AIHL a cash dividend of $15.0 million. In 2008, CATA paid AIHL a cash dividend of $3.0 million, AIHL Re paid AIHL a dividend of $21.4 million, and Alleghany Properties paid us a cash dividend of $3.0 million. RSUI did not pay a dividend in 2008.

Contractual Obligations. We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2010, certain long-term aggregate contractual obligations and credit-related financial commitments were as follows (in millions):

			More than	More than
			1 Year	3 Years
		Within	but Within	but Within	More than
Contractual Obligations	Total	1 Year	3 Years	5 Years	5 Years

Operating lease obligations	$70.3	$8.9	$18.0	$16.7	$26.7
Investments	30.0	8.7	11.3	10.0	—
Senior Notes	298.9	—	—	—	298.9
Loss and LAE	2,328.7	535.3	787.7	429.1	576.6
Other long-term liabilities reflected on our consolidated balance sheet under GAAP*	136.5	15.9	71.9	21.6	27.1

Total	$2,864.4	$568.8	$888.9	$477.4	$929.3

*	Other long-term liabilities primarily reflect employee pension obligations, certain retired executive pension obligations and obligations under certain incentive compensation plans.

Our insurance operating units have obligations to make certain payments for loss and LAE pursuant to insurance policies they issue. These future payments are reflected as reserves on our consolidated financial statements. With respect to loss and LAE, there is typically no minimum contractual commitment associated with insurance contracts, and the timing and ultimate amount of actual claims related to these reserves is uncertain. Additional information regarding reserves for loss and LAE, including information regarding the timing of payments of these expenses, can be found on pages 19 through 21, pages 29 and 30, pages 40 through 45 and pages 57 and 58 of this Form 10-K Report.

Material Off-Balance Sheet Arrangements. We did not have any off-balance sheet arrangements outstanding at December 31, 2010, 2009 or 2008, nor did we enter into any off-balance sheet arrangements during 2010, 2009 or 2008.

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

AIHL. The obligations and cash outflow of AIHL’s insurance operating units include claim settlements, administrative expenses and purchases of investments. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, AIHL’s insurance operating units accumulate funds which they invest pending the need for liquidity. As an insurance company’s cash needs can be unpredictable due to the uncertainty of the claims settlement process, AIHL’s portfolio, which includes those of its insurance operating units, is composed primarily of debt securities and short-term investments to ensure the availability of funds and maintain a sufficient amount of liquid securities. As of December 31, 2010, investments and cash represented 73.3 percent of the assets of AIHL and its insurance operating units.

At December 31, 2010, AIHL had total unpaid loss and LAE of approximately $2.3 billion and total reinsurance recoverables of $873.3 million, consisting of $847.4 million of ceded outstanding loss and LAE and $25.9 million of recoverables on paid losses. As of December 31, 2010, AIHL’s investment securities portfolio had a fair market value of approximately $4.0 billion and consisted primarily of high quality debt securities. Additional information regarding AIHL’s investment portfolio and the credit quality of AIHL’s debt securities portfolio can be found on pages 63 through 67 of this Form 10-K Report.

Alleghany Properties. As of December 31, 2010, Alleghany Properties held properties having a total book value of $19.9 million, compared with $19.8 million as of December 31, 2009 and $19.5 million as of December 31, 2008. These properties and loans had a total book value of $90.1 million as of October 31, 1994, the date Alleghany Properties purchased the assets. The capital needs of Alleghany Properties consist primarily of various development costs relating to its owned properties and corporate administration. Adequate funds to provide for the currently foreseeable needs of its business are expected to be generated by sales and, if needed, capital contributions by us.

Consolidated Investment Holdings

Investment Strategy. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophic losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt securities and equity securities listed on national securities exchanges. The overall debt securities portfolio credit quality is measured using the lower of either Standard & Poor’s or Moody’s rating. In this regard, the weighted average rating at December 31, 2010 was AA+, with 50.9 percent of our consolidated debt securities portfolio invested in securities with the highest rating (Aaa / AAA), 29.7 percent invested in securities with the second highest rating (Aa/AA) and only 1.1 percent had either no rating or a rating below investment grade (below Baa3 / BBB-). Although many of our debt securities, which consist predominantly of municipal bonds, are insured by financial guaranty insurance companies, the impact of such insurance is not significant to the foregoing debt securities ratings.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities, and, as such, is classified as available for sale.

We produced positive cash flow in the three-year period ending December 31, 2010. Our positive cash flow from continuing operations reduces the need to liquidate portions of our debt securities portfolio to pay for current claims of our insurance operating units. This positive cash flow also permits us, as attractive investment opportunities arise, to make investments in debt securities that have a longer duration than our liabilities. When attractive investment opportunities do not arise, we may maintain higher proportions of shorter duration debt securities to preserve our capital resources. Effective duration measures a portfolio’s sensitivity to change in interest rates; a change within a range of plus or minus 1 percent in interest rates would be expected to result in an inverse change of approximately 4 percent in the fair market value of our debt securities portfolio. In this regard, as of December 31, 2010, our debt securities portfolio had an effective duration of approximately 4.3 years, with approximately $1.8 billion, or 63.8 percent, of our debt securities portfolio in securities with maturities of five years or less and $264.8 million of short-term investments. See Note 3 to the Notes to the Consolidated Financial

Statements set forth in Item 8 of this Form 10-K Report for further details concerning the contractual maturities of our consolidated debt securities portfolio. We may modestly increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability, as necessary, to meet ongoing claim payments or to respond to significant catastrophe losses.

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

Overview. On a consolidated basis, our invested asset portfolio was approximately $4.8 billion as of December 31, 2010, an increase of 8.8 percent from December 31, 2009. The increase reflects the investment of the proceeds from the issuance of Senior Notes discussed above and positive cash flow from underwriting activities at RSUI, partially offset by negative cash flow at PCC and our repurchase of common stock pursuant to our repurchase program. Negative cash flow at PCC was a result of PCC’s determination in June 2009 to cease soliciting new and renewal business on a direct basis commencing August 1, 2009.

Fair Value. The estimated carrying values and fair values of our consolidated financial instruments as of December 31, 2010 and December 31, 2009 were as follows (in millions):

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets
Investments (excluding equity method investments)*	$4,622.7	$4,622.7	$4,211.6	$4,211.6
Liabilities
Senior Notes	$298.9	$291.8	$—	$—

*	This table includes available-for-sale investments (securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method (Homesite, ORX and other investments) and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, GAAP has a three tiered hierarchy for inputs used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are market participant assumptions based on market data obtained from sources independent of the reporting entity. Unobservable inputs are the reporting entity’s own assumptions about market participant assumptions based on the best information available under the circumstances. In assessing the appropriateness of using observable inputs in making our fair value determinations, we consider whether the market for a particular security is “active” or not based on all the relevant facts and circumstances. For example, we may consider a market to be inactive if there are relatively few recent transactions or if there is a significant decrease in market volume. Furthermore, we consider whether observable transactions are “orderly” or not. We do not consider a transaction to be orderly if there is evidence of a forced liquidation or other distressed condition, and as such, little or no weight is given to that transaction as an indicator of fair value.

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

The estimated fair values of our financial instruments as of December 31, 2010 and December 31, 2009 allocated among the three levels set forth above were as follows (in millions):

	Level 1	Level 2	Level 3	Total

As of December 31, 2010
Equity securities:
Common stock(1)	$1,500.7	$—	$—	$1,500.7
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	307.3	30.5	—	337.8
Mortgage and asset-backed securities(2)	—	866.5	—	866.5
States, municipalities and political subdivision bonds	—	1,068.5	—	1,068.5
Foreign bonds	—	114.2	—	114.2
Corporate bonds and other	—	445.4	—	445.4

	307.3	2,525.1	—	2.832.4

Short-term investments	86.4	178.4	—	264.8
Other invested assets(3)	—	—	24.8	24.8

Investments (excluding equity method investments)	$1,894.4	$2,703.5	$24.8	$4,622.7

Senior Notes	$—	$291.8	$—	$291.8

As of December 31, 2009
Equity securities:
Common stock(1)	$624.5	$—	$—	$624.5
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	638.4	—	—	638.4
Mortgage and asset-backed securities(2)	—	958.8	—	958.8
States, municipalities and political subdivision bonds	—	1,234.0	—	1,234.0
Foreign bonds	—	144.3	—	144.3
Corporate bonds and other	—	313.5	—	313.5

	638.4	2,650.6	—	3,289.0

Short-term investments	75.2	187.7	—	262.9
Other invested assets(3)	—	—	35.2	35.2

Investments (excluding equity method investments)	$1,338.1	$2,838.3	$35.2	$4,211.6

(1)	Of the $1,500.7 million of fair value at December 31, 2010, $1,004.8 million related to certain energy sector businesses. Of the $624.5 million of fair value at December 31, 2009, $399.2 million related to certain energy sector businesses.

(2)	Of the $866.5 million of fair value at December 31, 2010, $499.9 million related to residential mortgage-backed securities, or “RMBS,” $173.4 million related to commercial mortgage-backed securities, or “CMBS” and $193.2 million related to other asset-backed securities. Of the $958.8 million of fair value at December 31, 2009, $685.7 million related to RMBS, $75.5 million related to CMBS and $197.6 million related to other asset-backed securities.

(3)	Level 3 securities consist of partnership investments. The carrying value of partnership investments of $24.8 million decreased by $10.4 million from the December 31, 2009 carrying value of $35.2 million, due primarily to sales of $13.9 million (which generated a realized capital gain of $5.1 million), partially offset by an increase in estimated fair value during the period of $3.5 million. Level 3 securities, consisting of mortgage- and asset-backed securities totaling $1.6 million, were acquired during the 2010 third quarter and sold during the 2010 fourth quarter.

Mortgage- and Asset-Backed Securities.  At December 31, 2010, our mortgage- and asset-backed securities portfolio consisted of the following and was backed by the following types of underlying collateral (in millions):

Type of Underlying Collateral	Fair Value	Average Rating

RMBS: guaranteed by FNMA or FHLMC (1)	$57.6	Aaa /AAA
RMBS: guaranteed by GNMA (2)	361.3	Aaa /AAA
RMBS: Alt A	12.4	Aa3 /AA+
RMBS: Sub-prime	2.7	Aaa/AAA
All other	432.5	Aaa/AAA

Total	$866.5	Aaa /AAA

(1)	“FNMA” refers to the Federal National Mortgage Association, and “FHLMC” refers to the Federal Home Loan Mortgage Corporation.

(2)	“GNMA” refers to the Government National Mortgage Association.

All of our mortgage- and asset-backed securities are current as to principal and interest. Additional information regarding our holdings of securities backed by sub-prime and Alt-A collateral at December 31, 2010 is as follows (in millions):

	Gross	Gross	Weighted
Type of Underlying	Unrealized	Unrealized	Average
Collateral	Gains	Losses	Life

Alt-A	$0.4	$(0.2)	5.1 years
Sub-prime	$–	$–	4.3 years

Municipal Bonds.  The following table details the top five state exposures of our municipal bond portfolio (in millions):

	General	Special	Total
	Obligation	Revenue	Fair Value

Texas	$69.0	$29.6	$98.6
Washington	50.2	14.8	65.0
Massachusetts	4.5	57.3	61.8
New York	4.3	53.0	57.3
Illinois	35.4	15.8	51.2
All other	232.6	413.3	645.9

	$396.0	$583.8	$979.8

Advance refunded / escrowed to maturity bonds			88.7

Total municipal bond portfolio			$1,068.5

Recent Accounting Standards

Recently Adopted

In June 2009, the Financial Accounting Standards Board, or “FASB,” issued guidance that establishes the FASB Accounting Standards Codification, or the “ASC,” as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. The ASC was effective for interim and annual periods ending after September 15, 2009. We adopted the ASC in the 2009 third quarter, and the implementation did not have any impact on our results of operations and financial condition.

In June 2009, FASB issued guidance that changes the way entities account for securitizations and special-purpose entities. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosure about transfers of financial assets, including securitization transactions and an entity’s continuing exposure to the risks related to transferred financial assets. This guidance also changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting rights (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance is generally effective for interim and annual periods beginning in 2010. We adopted this guidance in the 2010 first quarter, and the implementation did not have any impact on our results of operations and financial condition. We did not have any off-balance sheet arrangements outstanding at December 31, 2010 or December 31, 2009, including those that may involve the types of entities contemplated in this guidance.

In September 2009, FASB issued guidance that allows investors to use net asset value as a practical expedient to estimate the fair value of investments in investment companies (and like entities) that do not have readily determinable fair values. This guidance does not apply to investments accounted for using the equity method. This guidance was effective for interim and annual periods ending after December 15, 2009, with early application permitted. We adopted this guidance in the fourth quarter of 2009, and the implementation did not have any impact on our results of operations and financial condition. Our partnership investments that are accounted for as available-for-sale are subject to this guidance. Net asset value quotes from the third-party general partner of the entity in which such investments are held, which will often be based on unobservable market inputs, constitute the primary input in our determination of the fair value of such investments. The fair value of our available-for-sale partnership investments was $24.8 million at December 31, 2010 and $35.2 million at December 31, 2009.

In January 2010, FASB issued guidance that provides for additional financial statement disclosure regarding fair value measurements, including how fair values are measured. This guidance was effective for interim and annual periods ending after December 15, 2009. We adopted this guidance in the 2010 first quarter, and the implementation did not have any impact on our results of operations and financial condition.

Future Application of Accounting Standards

In July 2010, FASB issued guidance that provides for additional financial statement disclosure regarding financing receivables, including the credit quality and allowance for credit losses associated with such assets. This guidance is generally effective for interim and annual periods beginning after December 15, 2010, with certain disclosures effective for interim and annual periods ending on or after December 31, 2010. We will fully adopt this guidance in the 2011 first quarter, and we do not currently believe that the implementation will have any impact on our results of operations and financial condition.

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

Equity Securities.  The table below summarizes our equity price risk and shows the effect of a hypothetical increase or decrease in market prices as of December 31, 2010 and 2009 on the estimated fair value of our consolidated equity securities portfolio. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in millions):

			Estimated Fair Value	Hypothetical Percentage
	Estimated	Hypothetical	after Hypothetical	Increase (Decrease) in
As of December 31,	Fair Value	Price Change	Change in Prices	Stockholders’ Equity

2010	$1,500.7	20% Increase	$1,800.8	6.7%
		20% Decrease	$1,200.6	(6.7)%
2009	$624.5	20% Increase	$749.4	2.9%
		20% Decrease	$499.6	(2.9)%

Debt Securities and Senior Notes.  The primary market risk for our and our subsidiaries’ debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The tables below present sensitivity analyses at December 31, 2010 and 2009 of our (i) consolidated debt securities and (ii) Senior Notes, that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical December 31, 2010 and 2009 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding.

At December 31, 2010 (dollars in millions)

Interest rate shifts	-300	-200	-100	0	100	200	300
Assets:
Debt securities, fair value	$3,186.2	$3,066.4	$2,951.1	$2,832.4	$2,709.5	$2,591.4	$2,480.9
Estimated change in fair value	$353.8	$234.0	$118.7	–	$(122.9)	$(241.0)	$(351.5)
Liabilities:
Senior Notes, fair value	$365.9	$338.9	$314.2	$291.8	$271.2	$252.5	$235.2
Estimated change in fair value	$74.1	$47.1	$22.4	–	$(20.6)	$(39.3)	$(56.6)

At December 31, 2009 (dollars in millions)*

Interest rate shifts	-300	-200	-100	0	100	200	300
Debt securities, fair value	$3,605.7	$3,499.8	$3,398.2	$3,289.0	$3,172.3	$3,057.1	$2,947.6
Estimated change in fair value	$316.7	$210.8	$109.2	–	$(116.7)	$(231.9)	$(341.4)

*	The Senior Notes were issued on September 20, 2010 and thus were not outstanding at December 31, 2009.

These sensitivity analyses provide only a limited, point-in-time view of the market risk of the financial instruments discussed above. The actual impact of changes in equity market prices and market interest rates may differ significantly from those shown in the above sensitivity analyses. The sensitivity analyses are further limited because they do not consider any actions we could take in response to actual and/or anticipated changes in equity market prices and in market interest rates.

Partnership Investments.  In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Partnership investments are included in other invested assets and are accounted for as either available-for-sale or as an equity method investment. The carrying value of available-for-sale partnership investments was $24.8 million at December 31, 2010 and $35.2 million at December 31, 2009. The carrying value of equity method partnership investments was $47.7 million at December 31, 2009 (such partnerships were dissolved during the third quarter of 2010, and thus were not outstanding at December 31, 2010).

Item 8.	Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Alleghany Corporation and Subsidiaries

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2010	2009
	(in thousands, except
	share amounts)

Assets
Investments
Available-for-sale securities at fair value:
Equity securities (cost: 2010 – $1,310,009; 2009 – $530,945)	$1,500,686	$624,546
Debt securities (amortized cost: 2010 – $2,778,117; 2009 – $3,235,595)	2,832,411	3,289,013
Short-term investments	264,811	262,903

	4,597,908	4,176,462

Other invested assets	207,294	238,227

Total investments	4,805,202	4,414,689

Cash	76,741	32,526
Premium balances receivable	128,075	145,992
Reinsurance recoverables	873,295	976,172
Ceded unearned premium reserves	144,065	160,713
Deferred acquisition costs	67,692	71,098
Property and equipment at cost, net of accumulated depreciation and amortization	19,504	20,097
Goodwill and other intangibles, net of amortization	142,312	145,667
Net deferred tax assets	77,147	124,266
Other assets	97,666	101,550

	$6,431,699	$6,192,770

Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	$2,328,742	$2,520,979
Unearned premiums	523,927	573,906
Senior Notes	298,923	—
Reinsurance payable	41,500	51,795
Current taxes payable	3,220	3,827
Other liabilities	326,519	324,742

Total liabilities	3,522,831	3,475,249

Common stock
(shares authorized: 2010 and 2009 – 22,000,000; issued and outstanding 2010 – 9,118,086; 2009 – 9,300,734)	9,118	9,118
Contributed capital	928,816	921,225
Accumulated other comprehensive income	170,262	94,045
Treasury stock, at cost (2010 – 351,532 shares; 2009 – 258,013 shares)	(99,686)	(66,325)
Retained earnings	1,900,358	1,759,458

Total stockholders’ equity	2,908,868	2,717,521

	$6,431,699	$6,192,770

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings and Comprehensive Income

	Years Ended December 31,
	2010	2009	2008
	(in thousands, except per share amounts)

Revenues
Net premiums earned	$768,134	$845,015	$948,652
Net investment income	125,012	101,949	130,184
Net realized capital gains	97,374	320,389	151,713
Other than temporary impairment losses	(12,356)	(85,916)	(243,881)
Other income	7,188	2,955	2,432

Total revenues	985,352	1,184,392	989,100

Costs and expenses
Loss and loss adjustment expenses	377,937	442,104	570,019
Commissions, brokerage and other underwriting expenses	259,335	273,722	286,573
Other operating expenses	37,157	45,615	34,861
Corporate administration	28,854	26,938	35,895
Interest expense	4,698	633	700

Total costs and expenses	707,981	789,012	928,048

Earnings from continuing operations, before income taxes	277,371	395,380	61,052
Income taxes	78,869	124,381	20,485

Earnings from continuing operations	198,502	270,999	40,567
Discontinued operations
Operations (including a gain on disposal of $141,688 in 2008)	—	—	164,193
Income taxes (including tax on the gain on disposal of $49,591 in 2008)	—	—	56,789

Earnings from discontinued operations, net of tax	—	—	107,404

Net earnings	$198,502	$270,999	$147,971

Other comprehensive income
Change in unrealized (losses) gains, net of deferred taxes of $66,873, $90,590 and $(145,368) for 2010, 2009 and 2008, respectively	$124,192	$168,239	$(269,969)
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of $29,756, $86,386 and $(15,198) for 2010, 2009 and 2008, respectively	(55,262)	(160,432)	28,225
Other	7,287	(1,011)	361

Comprehensive income	$274,719	$277,795	$(93,412)

Net earnings	$198,502	$270,999	$147,971
Preferred dividends	—	6,158	17,218

Net earnings available to common stockholders	$198,502	$264,841	$130,753

Basic earnings per share of common stock: *
Continuing operations	$22.29	$29.83	$2.70
Discontinued operations	—	—	12.42

Basic earning per share	$22.29	$29.83	$15.12

Diluted earnings per share of common stock: *
Continuing operations	$22.29	$29.08	$2.70
Discontinued operations	—	—	12.42

Diluted earnings per share	$22.29	$29.08	$15.12

*	Amounts reflect subsequent common stock dividends.

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	Three Years Ended December 31, 2010
				Accumulated
				Other			Total
	Preferred	Common	Contributed	Comprehensive	Treasury	Retained	Stockholders’
	Stock	Stock	Capital	Income	Stock	Earnings	Equity
	(in thousands, except share amounts)

Balance at December 31, 2007
(8,658,571* shares of common stock issued; none in treasury)	$299,480	$8,159	$689,435	$328,632	$—	$1,458,621	$2,784,327
Add (deduct):
Net earnings	—	—	—	—	—	147,971	147,971
Other comprehensive loss, net of tax:
Retirement plans	—	—	—	361	—	—	361
Change in unrealized appreciation of investments, net	—	—	—	(241,744)	—	—	(241,744)

Comprehensive income	—	—	—	(241,383)	—	147,971	(93,412)

Dividends paid	—	163	55,988	—	—	(73,501)	(17,350)
Stock based compensation	—	—	2,941	—	—	—	2,941
Treasury stock purchase	—	—	—	—	(24,290)	—	(24,290)
Adjust gain on sale of subsidiary stock	—	—	(9,473)	—	—	—	(9,473)
Other, net	(51)	27	3,972	—	—	(2)	3,946

Balance at December 31, 2008
(8,686,595* shares of common stock issued; 76,513 in treasury)	299,429	8,349	742,863	87,249	(24,290)	1,533,089	2,646,689
Add (deduct):
Net earnings	—	—	—	—	—	270,999	270,999
Other comprehensive loss, net of tax:
Retirement plans	—	—	—	(1,011)	—	—	(1,011)
Change in unrealized appreciation of investments, net	—	—	—	7,807	—	—	7,807

Comprehensive income	—	—	—	6,796	—	270,999	277,795

Dividends paid	—	72	11,246	—	26,629	(44,630)	(6,683)
Stock based compensation	—	—	1,186	—	—	—	1,186
Treasury stock purchase	—	—	—	—	(75,856)	—	(75,856)
Preferred stock repurchase	(117,218)	—	—	—	—	—	(117,218)
Conversion of preferred stock	(182,211)	698	181,513	—	—	—	—
Other, net	—	(1)	(15,583)	—	7,192	—	(8,392)

Balance at December 31, 2009
(9,300,734* shares of common stock issued; 258,013 in treasury)	—	9,118	921,225	94,045	(66,325)	1,759,458	2,717,521
Add (deduct):
Net earnings	—	—	—	—	—	198,502	198,502
Other comprehensive loss, net of tax:
Retirement plans	—	—	—	7,287	—	—	7,287
Change in unrealized appreciation of investments, net	—	—	—	68,930	—	—	68,930

Comprehensive income	—	—	—	76,217	—	198,502	274,719

Dividends paid	—		7,051	—	45,461	(53,060)	(548)
Stock based compensation	—	—	340	—	—	—	340
Treasury stock purchase	—	—	—	—	(83,135)	—	(83,135)
Other, net	—		200	—	4,313	(4,542)	(29)

Balance at December 31, 2010 (9,118,086 shares of common stock issued; 351,532 in treasury)	$—	$9,118	$928,816	$170,262	$(99,686)	$1,900,358	$2,908,868

*	Amounts reflect subsequent common stock dividends.

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
		(in thousands)

Cash flows from operating activities
Net earnings	$198,502	$270,999	$147,971
Earnings from discontinued operations, net	—	—	107,404

Earnings from continuing operations	198,502	270,999	40,567

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	33,816	32,358	25,674
Net realized capital (gains) losses	(97,374)	(320,389)	(151,713)
Other than temporary impairment losses	12,356	85,916	243,881
(Increase) decrease in other assets	6,899	1,255	(37,117)
(Increase) decrease in reinsurance receivable, net of reinsurance payable	92,582	78,520	(41,604)
(Increase) decrease in premium balances receivable	17,917	8,030	17,671
(Increase) decrease in ceded unearned premium reserves	16,648	24,689	35,801
(Increase) decrease in deferred acquisition costs	3,406	655	3,870
Increase (decrease) in other liabilities and current taxes	18,332	59,164	(24,928)
Increase (decrease) in unearned premiums	(49,979)	(40,161)	(86,955)
Increase (decrease) in loss and loss adjustment expenses	(192,237)	(57,611)	198,889

Net adjustments	(137,634)	(127,574)	183,469

Net cash provided by operating activities from continuing operations	60,868	143,425	224,036

Net cash provided by operating activities from discontinued operations	—	—	106,510

Net cash provided by operating activities	60,868	143,425	330,546

Cash flows from investing activities
Purchase of investments	(2,222,296)	(2,332,932)	(1,564,024)
Sales of investments	1,530,027	1,725,742	1,149,434
Maturities of investments	435,164	311,868	325,970
Purchases of property and equipment	(6,607)	(5,539)	(9,760)
Net change in short-term investments	(1,845)	373,442	(320,111)
Acquisition of equity method investments	(20,000)	—	(50,816)
Other, net	55,036	(913)	3,700

Net cash (used in) provided by investing activities from continuing operations	(230,521)	71,668	(465,607)
Net cash provided by investing activities from discontinued operations	—	—	151,607

Net cash (used in) provided by investing activities	(230,521)	71,668	(314,000)

Cash flows from financing activities
Proceeds from issuance of Senior Notes	298,893	—	—
Debt issue costs paid	(2,736)	—	—
Treasury stock acquisitions	(83,135)	(75,856)	(25,068)
Convertible preferred stock acquisition		(117,358)	—
Convertible preferred stock dividends paid	—	(7,456)	(17,350)
Tax benefit on stock based compensation	513	312	2,330
Other, net	333	(334)	2,133

Net cash provided by (used in) financing activities from continuing operations	213,868	(200,692)	(37,955)
Net cash provided by (used in) financing activities from discontinued operations	—	—	(5,000)

Net cash provided by (used in) financing activities	213,868	(200,692)	(42,955)

Cash flows of discontinued operations
Operating activities	—	—	(106,510)
Investing activities	—	—	88,398
Financing activities	—	—	5,000

Net cash provided by (used in) discontinued operations	—	—	(13,112)

Net cash provided by (used in) continuing operations	44,215	14,401	(39,521)
Cash at beginning of period	32,526	18,125	57,646

Cash at end of period	$76,741	$32,526	$18,125

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$—	$200
Income taxes paid (refunds received)	$70,315	$105,478	$179,984

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Principles

(a)	Principles of Financial Statement Presentation

Alleghany Corporation, a Delaware corporation, which together with its subsidiaries is referred to as “Alleghany” unless the context otherwise requires, is engaged in the property and casualty and surety insurance business through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”). AIHL’s insurance business is conducted through its wholly-owned subsidiaries RSUI Group, Inc. (“RSUI”), Capitol Transamerica Corporation and Platte River Insurance Company (collectively “CATA”), and Pacific Compensation Corporation, formerly known as Employers Direct Corporation. Effective April 12, 2010, as part of a strategic repositioning effort, Employers Direct Corporation changed its name to Pacific Compensation Corporation (“PCC”), and the name of its insurance subsidiary from Employers Direct Insurance Company to Pacific Compensation Insurance Company (“PCIC”). AIHL Re LLC (“AIHL Re”), a captive reinsurance subsidiary of AIHL, has in the past provided reinsurance to Alleghany operating units and affiliates. Alleghany’s equity investments, including those held by AIHL’s insurance operating units, are managed primarily by Alleghany Capital Partners LLC, an indirect, wholly-owned subsidiary of Alleghany. Alleghany also owns and manages properties in the Sacramento, California region through its subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”). In addition, Alleghany owns approximately 33 percent of the outstanding shares of common stock of Homesite Group Incorporated (“Homesite”), a national, full-service, mono-line provider of homeowners insurance, and approximately 38 percent of ORX Exploration, Inc. (“ORX”), a regional oil and gas exploration and production company. These investments are reflected in Alleghany’s financial statements in other invested assets. Alleghany also makes strategic investments in operating companies and conducts other activities at the parent level. Alleghany also owned approximately 55 percent of Darwin Professional Underwriters, Inc. (“Darwin”) until its disposition on October 20, 2008. Accordingly, the business of Darwin has been reclassified as discontinued operations for all periods presented. See Note 2.

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

Investments consist of equity securities, debt securities, short-term investments and other invested assets. Alleghany classifies its equity securities, debt securities and short-term investments as available for sale. Debt securities consist of securities with an initial fixed maturity of more than one year. Short-term investments include commercial paper, certificates of deposit, money market instruments and any debt security with an initial maturity of one year or less.

At December 31, 2010 and 2009, available-for-sale securities are recorded at fair value. Unrealized gains and losses during the year, net of the related tax effect applicable to available-for-sale securities, are excluded from earnings and reflected in comprehensive income and the cumulative effect is reported as a separate component of stockholders’ equity until realized. If the decline in fair value is deemed to be other than temporary, it is written down to the carrying value of the investment and recorded as an other-than-temporary impairment loss on the statement of earnings. In addition, any portion of such decline that relates to debt securities that is believed to arise from factors other than credit is to be recorded as a component of other comprehensive income.

Notes to Consolidated Financial Statements, continued

1.	Summary of Significant Accounting Principles, continued

Net realized gains and losses on investments are determined in accordance with the specific identification method.

Other invested assets include: strategic equity investments in operating companies, which are accounted for under the equity method; partnership investments, which are accounted for as either available-for-sale or as an equity method investment; and loans receivable, which are carried at unpaid principal balance.

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

See Notes 3, 14 and 16(b) for further information regarding investments.

(c)	Cash

For purposes of the consolidated statements of cash flows and consolidated balance sheets, cash includes all deposit balances with a bank that are available for immediate withdrawal, whether interest-bearing or non-interest bearing.

(d)	Premiums and Unearned Premiums

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

Premium balances receivable are reported net of an allowance for estimated uncollectible premium amounts. The allowance is based upon AIHL’s insurance operating units ongoing review of amounts outstanding, length of collection periods, the creditworthiness of the insured and other relevant factors. Amounts deemed to be uncollectible are written off against the allowance. See Note 5.

(e)	Reinsurance Recoverables

AIHL’s insurance operating units reinsure a significant portion of the risks they underwrite in order to mitigate their exposure to losses, manage capacity and protect capital resources. Reinsuring loss exposures does not relieve AIHL’s insurance operating units from their obligations to policyholders. AIHL’s insurance operating units remain liable to their policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize their exposure to losses from a reinsurer’s inability to pay, AIHL’s insurance operating units evaluate the financial condition of their reinsurers upon placement of the reinsurance and periodically thereafter. In addition to considering the financial condition of their reinsurers, Alleghany and AIHL’s insurance operating units evaluate the collectibility of their reinsurance recoverables (and where appropriate, establish an allowance for estimated uncollectible reinsurance recoverables), based upon a number of factors. Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held by AIHL’s insurance operating units and other relevant factors. Amounts deemed to be uncollectible are written off against the allowance for estimated uncollectible reinsurance recoverables. As of

Notes to Consolidated Financial Statements, continued

1.	Summary of Significant Accounting Principles, continued

December 31, 2010 and December 31, 2009, Alleghany did not record an allowance for estimated uncollectible reinsurance recoverables.

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

(f)	Deferred Acquisition Costs

Acquisition costs related to unearned premiums that vary with, and are directly related to, the production of such premiums (principally commissions, premium taxes, compensation and certain other underwriting expenses) are deferred. Deferred acquisition costs are amortized to expense as the related premiums are earned. See Note 16(d).

Deferred acquisition costs are periodically reviewed to determine their recoverability from future income, including investment income, and if any such costs are determined to be not recoverable they are charged to expense. During 2008, PCC wrote-off its deferred acquisition cost asset of $2.1 million, primarily reflecting a significant acceleration in claims emergence and higher than anticipated increases in industry-wide severity.

(g)	Property and Equipment

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

(h)	Goodwill and Other Intangible Assets

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

In connection with impairment testing of goodwill and other intangible assets as of December 31, 2008, Alleghany determined that the $48.7 million of goodwill associated with Alleghany’s acquisition of PCC was impaired in its entirety. As a result, at December 31, 2008, Alleghany recorded a non-cash charge of $48.7 million, which is classified as a net realized capital loss in Alleghany’s consolidated statement of earnings and represents the entire PCC goodwill balance at such date. PCC also recorded a pre-tax, non-cash impairment charge of $11.2 million in the 2009 second quarter, representing the entire carrying value of PCC’s trade names (originally determined to have indefinite useful lives), renewal rights, distribution rights and database development, net of accumulated amortization. See Note 4 for further information on this impairment as well as information on goodwill and other intangible assets.

(i)	Income Taxes

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

(j)	Loss Reserves

The reserves for loss and loss adjustment expenses (“LAE”) represent management’s best estimate of the ultimate cost of all reported and unreported losses incurred through the balance sheet date and include, but are not limited to: (i) the accumulation of individual estimates for claims reported on direct business prior to the close of an accounting period; (ii) estimates received from reinsurers with respect to reported claims which have been reinsured; (iii) estimates for IBNR based on past experience modified for current trends and industry data; and (iv) estimates of expenses for investigating and settling claims based on past experience. The reserves recorded are based on estimates resulting from the review process, and differences between estimates and ultimate payments are reflected as an expense in the statement of earnings in the period in which the estimates are revised. See Note 6.

(k)	Revenue Recognition for Land Sales

Revenue and profits from land sales are recognized using the full accrual method when title has passed to the buyer, the collectibility of the sales price is reasonably assured, the required minimum cash down payment has been received and Alleghany has no continuing involvement with the property.

(l)	Earnings Per Share of Common Stock

Basic earnings per share of common stock are based on the average number of shares of common stock, par value $1.00 per share, of Alleghany (“Common Stock”) outstanding during the years ended December 31, 2010, 2009 and 2008, respectively, retroactively adjusted for stock dividends. Diluted earnings per share of Common Stock are based on those shares used to calculate basic earnings per share of Common Stock. Diluted earnings per share of Common Stock also include the dilutive effect of stock-based compensation awards, retroactively adjusted for stock dividends. See Note 12.

Notes to Consolidated Financial Statements, continued

1.	Summary of Significant Accounting Principles, continued

(m)	Stock-Based Compensation Plans

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

	2010	2009	2008

Expected volatility	23%	23%	19%
Expected dividends	—	—	—
Expected term (in years)	9	9	10
Risk-free rate	3.8%	3.2%	3.8%

See Note 10 for further information on stock option grants as well as information on all other types of stock-based compensation awards.

(n)	Reclassification

Certain prior year amounts have been reclassified to conform to the 2010 presentation.

(o)	Recent Accounting Standards

Recently Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that establishes the FASB Accounting Standards Codification (the “ASC”) as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. The ASC was effective for interim and annual periods ending after September 15, 2009. Alleghany adopted the ASC in the 2009 third quarter, and the implementation did not have any impact on its results of operations and financial condition.

In June 2009, FASB issued guidance that changes the way entities account for securitizations and special-purpose entities. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosure about transfers of financial assets, including securitization transactions and an entity’s continuing exposure to the risks related to transferred financial assets. This guidance also changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting rights (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance was generally effective for interim and annual periods beginning in 2010. Alleghany adopted this guidance in the 2010 first quarter, and the implementation did not have any impact on its results of operations and financial condition. Alleghany did not have any off-balance sheet arrangements outstanding at December 31, 2010 or December 31, 2009, including those that may involve the types of entities contemplated in this guidance.

Notes to Consolidated Financial Statements, continued

1.	Summary of Significant Accounting Principles, continued

In September 2009, FASB issued guidance that allows investors to use net asset value as a practical expedient to estimate the fair value of investments in investment companies (and like entities) that do not have readily determinable fair values. This guidance does not apply to investments accounted for using the equity method. This guidance was effective for interim and annual periods ending after December 15, 2009, with early application permitted. Alleghany adopted this guidance in the fourth quarter of 2009, and the implementation did not have any impact on its results of operations and financial condition. Alleghany’s partnership investments that are accounted for as available-for-sale are subject to this guidance. Net asset value quotes from the third-party general partner of the entity in which such investments are held, which will often be based on unobservable market inputs, constitute the primary input in Alleghany’s determination of the fair value of such investments. The fair value of Alleghany’s available-for-sale partnership investments was $24.8 million at December 31, 2010 and $35.2 million at December 31, 2009.

In January 2010, FASB issued guidance that provides for additional financial statement disclosure regarding fair value measurements, including how fair values are measured. This guidance was effective for interim and annual periods ending after December 15, 2009. Alleghany adopted this guidance in the 2010 first quarter, and the implementation did not have any impact on its results of operations and financial condition.

Future Application of Accounting Standards

In July 2010, FASB issued guidance that provides for additional financial statement disclosure regarding financing receivables, including the credit quality and allowance for credit losses associated with such assets. This guidance is generally effective for interim and annual periods beginning after December 15, 2010, with certain disclosures effective for interim and annual periods ending on or after December 31, 2010. Alleghany will fully adopt this guidance in the 2011 first quarter, and Alleghany does not currently believe that the implementation will have any impact on its results of operations and financial condition.

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

(p)	Statutory Accounting Practices

Alleghany’s insurance operating units, domiciled principally in the States of California, New Hampshire, Delaware, Wisconsin, Oklahoma and Nebraska, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of the states of domicile. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the domiciliary state, but allowed by the domiciliary state regulatory authority. The impact of any permitted accounting practices on statutory surplus of Alleghany is not material. See Note 9(c).

Notes to Consolidated Financial Statements, continued

2.	Discontinued Operations

On October 20, 2008, Darwin, of which AIHL owned approximately 55 percent, merged with Allied World Assurance Company Holdings, Ltd. (“AWAC”) whereby AWAC acquired all of the issued and outstanding shares of Darwin common stock for cash consideration of $32.00 per share (the “Transaction”). At that time, Alleghany received aggregate proceeds of approximately $300 million in cash for AIHL’s 9,371,096 shares of Darwin common stock. Alleghany recorded an after-tax gain from the Transaction of $92.1 million in the 2008 fourth quarter, including $9.5 million of gain deferred at the time of Darwin’s initial public offering in May 2006.

Alleghany has reclassified the business of Darwin as “discontinued operations” in its consolidated financial statements for all periods presented.

Historical information related to the results of operations of the discontinued operations of Darwin, as included in Alleghany’s consolidated financial statements, is set forth in the following table (in millions):

January 1, 2008
through
October 19,
2008

Revenues
Net premiums earned	$170.9
Investment and all other income	20.7

191.6

Costs and expenses
Loss and loss adjustment expenses	67.6
Commissions, brokerage and other underwriting expenses	65.2
All other operating expenses	17.9

150.7

Earnings before income taxes and minority interest	40.9
Income taxes	11.0

Earnings before minority interest	29.9
Minority interest*	14.6

Net earnings	$15.3

*	Represents the portion of Darwin’s earnings attributable to common stockholders other than Alleghany, as well as parent capital gains taxes incurred. These expense accruals were made at the AIHL level.

Earnings before income taxes and minority interest during the 2008 period include a $32.5 million release of prior accident year loss reserves ($21.1 million after tax and before minority interest), reflecting favorable loss emergence. Net earnings during the 2008 period exclude the gain in connection with the Transaction of $92.1 million in the 2008 fourth quarter, including $9.5 million of gain deferred at the time of Darwin’s initial public offering in May 2006.

Notes to Consolidated Financial Statements, continued

3.	Investments

Available-for-sale securities at December 31, 2010 and 2009 are summarized as follows (in millions):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value

2010
Consolidated
Equity securities:
Common stock(1)	$1,310.0	$196.3	$(5.6)	$1,500.7
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	334.4	4.6	(1.2)	337.8
Mortgage and asset-backed securities(2)	841.0	31.8	(6.3)	866.5
States, municipalities and political subdivision bonds	1,058.1	25.4	(15.0)	1,068.5
Foreign bonds	112.7	2.4	(0.9)	114.2
Corporate bonds and other	431.9	14.9	(1.4)	445.4

	2,778.1	79.1	(24.8)	2,832.4

Short-term investments	264.8	—	—	264.8

	$4,352.9	$275.4	$(30.4)	$4,597.9

Industry Segment
AIHL insurance group	$3,760.3	$232.7	$(30.4)	$3,962.6
Corporate activities	592.6	42.7	—	635.3

	$4,352.9	$275.4	$(30.4)	$4,597.9

Notes to Consolidated Financial Statements, continued

3.	Investments, continued

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value

2009
Consolidated
Equity securities:
Common stock(1)	$530.9	$99.4	$(5.8)	$624.5
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	634.8	5.1	(1.5)	638.4
Mortgage and asset-backed securities(2)	955.8	16.5	(13.5)	958.8
States, municipalities and political subdivision bonds	1,202.2	35.0	(3.2)	1,234.0
Foreign bonds	137.8	6.5	—	144.3
Corporate bonds and other	305.0	8.9	(0.4)	313.5

	3,235.6	72.0	(18.6)	3,289.0

Short-term investments	262.9	—	—	262.9

	$4,029.4	$171.4	$(24.4)	$4,176.4

Industry Segment
AIHL insurance group	$3,744.7	$167.0	$(23.3)	$3,888.4
Corporate activities	284.7	4.4	(1.1)	288.0

	$4,029.4	$171.4	$(24.4)	$4,176.4

(1)	Of the $1,500.7 million of fair value at December 31, 2010, $1,004.8 million related to certain energy sector businesses. Of the $624.5 million of fair value at December 31, 2009, $399.2 million related to certain energy sector businesses.

(2)	Of the $866.5 million of fair value at December 31, 2010, $499.9 million related to residential mortgage-backed securities, or “RMBS,” $173.4 million related to commercial mortgage-backed securities, or “CMBS” and $193.2 million related to other asset-backed securities. Of the $958.8 million of fair value at December 31, 2009, $685.7 million related to RMBS, $75.5 million related to CMBS and $197.6 million related to other asset-backed securities.

Notes to Consolidated Financial Statements, continued

3.	Investments, continued

The amortized cost and estimated fair value of debt securities at December 31, 2010 by contractual maturity are shown below (in millions). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Short-term investments due in one year or less	$264.8	$264.8

Mortgage and asset-backed securities	841.0	866.5

Debt securities
One year or less	185.1	187.1
Over one through five years	730.7	752.2
Over five through ten years	537.9	551.2
Over ten years	483.4	475.4

Equity securities	1,310.0	1,500.7

	$4,352.9	$4,597.9

The proceeds from sales of available-for-sale securities were $1.5 billion, $1.7 billion and $1.1 billion, in 2010, 2009 and 2008, respectively. The amounts of gross realized gains and gross realized losses of available-for-sale securities were, respectively, $105.0 million and $7.6 million in 2010, $338.5 million and $5.8 million in 2009, and $259.9 million and $59.4 million in 2008. The gross loss amounts exclude other-than-temporary impairment losses, as discussed below, and goodwill and related impairment losses. See Note 4(a). Gross gains relate primarily to the sales of equity securities.

Alleghany holds its equity and debt securities as available for sale, and as such, these securities are recorded at fair value. Alleghany continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If Alleghany believes a decline in the value of a particular investment is temporary, Alleghany records the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, Alleghany writes it down to the carrying value of the investment and records an other-than-temporary impairment loss on its statement of earnings, regardless of whether Alleghany continues to hold the applicable security. In addition, under GAAP, any portion of such decline that relates to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income.

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

Notes to Consolidated Financial Statements, continued

3.	Investments, continued

inadequacy of any underlying collateral, and unfavorable changes in economic or social conditions, interest rates or credit ratings.

Other-than-temporary impairment losses reflect impairment charges related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings. Of the $12.3 million in 2010, $11.1 million related to equity security holdings (primarily in the energy sector) and $1.2 million related to debt security holdings (all of which were deemed to be credit-related). The determination that unrealized losses on such securities were other than temporary was primarily based on the severity and duration of the declines in fair value of such securities relative to their cost as of the balance sheet date.

Of the $85.9 million of other-than-temporary impairment losses in 2009, $57.6 million related to equity security holdings in the energy sector, $16.5 million related to equity security holdings in various other sectors and $11.8 million related to debt security holdings (all of which were deemed to be credit-related). Of the $244.0 million of other-than-temporary impairment losses in 2008, $144.8 million related to equity security holdings in the energy sector, $96.0 million related to equity security holdings in various other sectors and $3.2 million related to debt security holdings (all of which were deemed to be credit-related). The determination that unrealized losses on such securities were other than temporary in 2009 and 2008 was primarily based on the severity of the declines in fair value of such securities relative to cost as of the balance sheet date. Such severe declines were primarily related to a significant deterioration of U.S. equity market conditions during the latter part of 2008 and the first quarter of 2009, which abated somewhat in the remainder of 2009.

After adjusting the cost basis of securities for the recognition of other-than-temporary impairment losses, the gross unrealized investment losses for debt and equity securities as of December 31, 2010 were deemed to be temporary, based on, among other things:

•	the duration of time and the relative magnitude to which fair values of these investments has been below cost was not indicative of an other-than-temporary impairment loss (for example, no equity security was in a continuous unrealized loss position for twelve months or more as of December 31, 2010);

•	the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term prospects of the issuer of the investment; and

•	Alleghany’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

Notes to Consolidated Financial Statements, continued

3.	Investments, continued

Such gross unrealized investment losses and related fair value for debt securities and equity securities at December 31, 2010, as well as for December 31, 2009, were as follows (in millions):

	2010		2009
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Debt securities:
U.S. Government obligations
Less than 12 months	$49.7	$1.2	$225.5	$1.5
More than 12 months	—	—	—	—
Mortgage & asset-backed securities
Less than 12 months	170.8	2.8	18.6	0.7
More than 12 months	39.5	3.5	149.2	12.8
States, municipalities and political subdivision bonds
Less than 12 months	349.1	14.4	98.1	2.5
More than 12 months	7.7	0.6	16.1	0.7
Foreign bonds
Less than 12 months	45.2	0.9	1.0	—
More than 12 months	—	—	—	—
Corporate bonds and other
Less than 12 months	63.1	1.4	50.7	0.4
More than 12 months	—	—	1.8	—

Total debt securities
Less than 12 months	677.9	20.7	393.9	5.1
More than 12 months	47.2	4.1	167.1	13.5

Equity securities — Common Stock
Less than 12 months	139.5	5.6	105.0	5.8
More than 12 months	—	—	—	—

Equity securities — Preferred Stock
Less than 12 months	—	—	—	—
More than 12 months	—	—	—	—

Total temporarily impaired securities
Less than 12 months	817.4	26.3	498.9	10.9
More than 12 months	47.2	4.1	167.1	13.5

Total	$864.6	$30.4	$666.0	$24.4

As of December 31, 2010, Alleghany held a total of 218 debt and equity securities that were in an unrealized loss position, of which 17 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. Of the debt securities that were in an unrealized loss position, all were mortgage- and asset-backed securities, and states, municipalities and political subdivision bonds. At December 31, 2010, substantially all of Alleghany’s debt securities were rated investment grade.

At December 31, 2010, non-income producing invested assets were insignificant.

Notes to Consolidated Financial Statements, continued

3.	Investments, continued

At December 31, 2010 and 2009, investments carried at fair value totaling $322.1 million and $286.2 million, respectively, were on deposit with various states or governmental agencies to comply with state insurance regulations. The $322.1 million amount at December 31, 2010 includes $40.0 million that was contributed by AIHL to PCC on September 27, 2010, and these funds were used by PCIC to increase its workers’ compensation deposit.

Net investment income was as follows (in millions):

	2010	2009	2008

Interest income	$108.6	$113.7	$122.2
Dividend income	23.2	15.2	20.1
Investment expenses	(5.5)	(7.2)	(4.7)
Equity in (losses) earnings of Homesite	(3.2)	(1.1)	0.3
Equity in (losses) earnings of ORX	(2.0)	(21.9)*	1.5
Other investment (loss) income	3.9	3.2	(9.2)

	$125.0	$101.9	$130.2

*	Includes significant asset impairment charges incurred as of December 31, 2008, but finalized and recorded in 2009, arising from relatively low energy prices as of December 31, 2008.

4.	Acquisitions

(a)	PCC

On July 18, 2007 (the “Acquisition Date”), AIHL completed its acquisition of PCC for a purchase price of $198.1 million, including $5.6 million of incurred acquisition costs. PCC is included as an insurance operating unit within AIHL for segment reporting purposes.

The acquisition has been accounted for by the purchase method of accounting in accordance with GAAP, and therefore, the assets acquired and liabilities assumed have been recorded at their estimated fair values at the Acquisition Date. Any excess of the purchase price over the estimated fair values of the assets acquired, including identifiable intangible assets, and liabilities assumed was recorded as goodwill. Acquired identifiable intangible assets include trade names and licenses, which were determined to have indefinite useful lives. Acquired identifiable assets also included renewal rights, distribution rights, and database development.

In connection with impairment testing of goodwill and other intangible assets as of December 31, 2008, Alleghany determined that the $48.7 million of goodwill associated with Alleghany’s acquisition of PCC was impaired in its entirety. As a result, at December 31, 2008, Alleghany recorded a non-cash charge of $48.7 million, which is classified as a net realized capital loss in Alleghany’s consolidated statement of earnings and represents the entire PCC goodwill balance at such date. PCC also recorded a pre-tax, non-cash impairment charge of $11.2 million in the 2009 second quarter, representing the entire carrying value of PCC’s trade names (originally determined to have indefinite useful lives), renewal rights, distribution rights and database development, net of accumulated amortization.

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

Notes to Consolidated Financial Statements, continued

4.	Acquisitions, continued

Homesite is reported as a component of other invested assets. Alleghany’s interest in Homesite is included in corporate activities for segment reporting purposes and is accounted for under the equity method of accounting.

(c)	ORX

On July 18, 2008, Alleghany acquired a minority voting interest in ORX, a regional oil and gas exploration and production company, through a purchase of $50.0 million of preferred stock, which currently represents an approximately 38 percent ownership of ORX.

ORX is reported as a component of other invested assets. Alleghany’s interest in ORX is included in corporate activities for segment reporting purposes and is accounted for under the equity method of accounting.

(d)	Goodwill and Intangible Assets

The amount of goodwill and intangible assets, net of accumulated amortization expense, reported on Alleghany’s consolidated balance sheets at December 31, 2010 and 2009 is as follows (in millions):

	2010	2009

AIHL insurance group — Goodwill	$48.1	$48.1
AIHL insurance group — Intangible assets:
Agency relationships	$15.7	$16.8
State insurance licenses	25.8	25.8
Trade name	35.5	35.5
Brokerage and reinsurance relationships	16.9	19.2
Renewal and distribution rights	0.3	0.3

	$94.2	$97.6

Goodwill and other intangibles, net of amortization	$142.3	$145.7

The economic useful lives of intangible assets are as follows: agency relationships — 15 years; state insurance licenses — indefinite; trade names — indefinite; brokerage and reinsurance relationships — 15 years and renewal and distribution rights — between 5 and 10 years. Accumulated amortization expense as of December 31, 2010 was $51.0 million, consisting of $6.0 million for agency relationships, $16.9 million for brokerage and reinsurance relationships, $24.0 million for renewal and distribution rights, and $4.1 million of other intangible assets. Accumulated amortization expense as of December 31, 2009 was $47.6 million, consisting of $5.0 million for agency relationships, $14.6 million for brokerage and reinsurance relationships, $23.9 million for renewal and distribution rights and $4.1 million of other intangible assets.

5.	Reinsurance

(a)	AIHL Reinsurance Programs

General.  AIHL’s insurance operating units reinsure a significant portion of the risks they underwrite in order to mitigate their exposure to losses, manage capacity, and protect capital resources. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, AIHL’s insurance operating units would remain liable to their policyholders for such reinsurance portion not paid by their reinsurers.

RSUI.  In 2010, RSUI ceded 38.9 percent of its gross premiums written to reinsurers. Although the net amount of loss exposure retained by RSUI varies by line of business, in general, as of December 31, 2010, RSUI retained a maximum net exposure for any single property risk of $19 million and any single casualty risk of $9.75 million, with the exception of losses arising from acts of foreign terrorism.

Notes to Consolidated Financial Statements, continued

5.	Reinsurance, continued

RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk, and catastrophe excess of loss treaties. Under its surplus share treaties, which generally provide coverage on a risk attaching basis (the treaties cover policies which become effective during the treaty coverage period) from January 1 to December 31, RSUI is indemnified on a pro rata basis against covered property losses. The amount indemnified is based on the proportionate share of risk ceded after consideration of a stipulated dollar amount of “line” for RSUI to retain in relation to the entire limit written. RSUI ceded approximately 28 percent of its property gross premiums written in 2010 under these surplus share treaties. Under RSUI’s 2010-2011 per risk reinsurance program, which generally provides coverage on an annual basis for losses occurring from May 1 to the following April 30, RSUI is reinsured for $90.0 million in excess of a $10.0 million net retention per risk after the application of the surplus share treaties and facultative reinsurance.

RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30. The 2010-2011 program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 33 percent co-participation by RSUI, in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5 percent co-participation by RSUI, in excess of $200.0 million.

RSUI reinsures its other lines of business through quota share treaties, except for professional liability and binding authority lines where RSUI retains all of such business. RSUI’s quota share reinsurance treaty for umbrella/excess lines for the period June 1, 2010 to May 31, 2011 provides coverage for policies with limits up to $30.0 million, with RSUI ceding 35 percent of the premium and loss for policies with limits up to $15.0 million and ceding 67.5 percent of the premium and loss for policies with limits in excess of $15.0 million up to $30.0 million. RSUI’s directors and officers (“D&O”) liability line quota share reinsurance treaty for the period July 1, 2010 to June 30, 2011 provides coverage for policies with limits up to $20.0 million, with RSUI ceding 35 percent of the premium and loss for policies with limits up to $10.0 million and ceding 60 percent of the premium and loss for policies with limits in excess of $10.0 million up to $20.0 million.

CATA.  CATA uses reinsurance to protect against severity losses. In 2010, CATA reinsured individual property and casualty and contract surety risks in excess of $1.5 million with various reinsurers. As of December 1, 2010, the commercial surety line was reinsured for individual losses above $1.5 million. In addition, CATA purchases facultative reinsurance coverage for risks in excess of $6.0 million on property and casualty and $15.0 million on commercial surety.

PCC.  As of April 1, 2010, PCC ceased purchasing reinsurance as a result of its withdrawal from writing direct business. Prior to that date, PCC used reinsurance to protect against catastrophe losses.

(b)	AIHL Reinsurance Recoverables

Reinsurance recoverables at December 31, 2010 and 2009 consist of the following (in millions):

	2010	2009

Reinsurance recoverables on paid losses	$25.9	$28.5
Ceded outstanding loss and loss adjustment expenses	847.4	947.7

Total reinsurance recoverables	$873.3	$976.2

Notes to Consolidated Financial Statements, continued

5.	Reinsurance, continued

Approximately 89.9 percent of AIHL’s reinsurance recoverables balance at December 31, 2010 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. Information regarding concentration of AIHL’s reinsurance recoverables at December 31, 2010 is as follows (dollars in millions):

Reinsurer(1)	Rating(2)		Dollar Amount	Percentage

Swiss Re	A (Excellent	)	$160.1	18.3%
Platinum Underwriters Holdings, Ltd.	A (Excellent	)	95.9	11.0%
The Chubb Corporation	A++ (Superior	)	91.6	10.5%
All other reinsurers			525.7	60.2%

Total			$873.3	100.0%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.

(2)	Represents the A.M. Best rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.

At December 31, 2010, AIHL also had fully collateralized reinsurance recoverables of $92.7 million due from Darwin, now a subsidiary of AWAC. The A.M. Best financial strength rating of Darwin was A (Excellent) at December 31, 2010. AIHL had no allowance for uncollectible reinsurance as of December 31, 2010.

Ceded loss recoveries for AIHL included in Alleghany’s consolidated statements of earnings were $119.4 million, $197.1 million and $236.9 million at December 31, 2010, 2009 and 2008, respectively.

(c)	Prior Year Acquisitions

Overview.  In connection with the acquisition by Alleghany of Platte River in 2002 and the acquisition by RSUI Indemnity Company (“RIC”), a wholly-owned subsidiary of RSUI, of Landmark American Insurance Company (“Landmark”) in 2003 (discussed in more detail below), the sellers contractually retained all of the loss and LAE liabilities. These contractual provisions constituted loss reserve guarantees as contemplated under GAAP.

Platte River.  On January 3, 2002, Alleghany acquired Platte River from Swiss Reinsurance America Corporation (“Swiss Re America”) pursuant to a Stock Purchase Agreement dated as of December 5, 2001, and transferred Platte River to AIHL pursuant to a Contribution Agreement dated January 3, 2002. The Stock Purchase Agreement provides that Swiss Re America shall indemnify and hold harmless Alleghany, AIHL and Platte River and their respective directors, officers and employees from and against any and all liabilities arising out of binders, policies, and contracts of insurance issued by Platte River to the date of closing under the Stock Purchase Agreement. AIHL recorded a reinsurance recoverable and a corresponding loss reserve liability in the amount of $181.3 million at the time it acquired Platte River. Such reinsurance recoverable and loss reserve liability may change as losses are reported. Such amounts were $15.7 million, $17.9 million and $19.6 million for Platte River at December 31, 2010, 2009 and 2008, respectively.

Landmark.  On September 2, 2003, RIC acquired Landmark from Guaranty National Insurance Company (“Guaranty National”) pursuant to a Stock Purchase Agreement dated as of June 6, 2003. In contemplation of the sale of Landmark to RIC, Landmark and Royal Indemnity Company, an affiliate of Guaranty National (“Royal Indemnity”), entered into a 100 percent Quota Share Reinsurance Agreement and an Assumption of Liabilities Agreement, each dated as of September 2, 2003. Pursuant to these two agreements, Royal Indemnity assumed all of Landmark’s liabilities of any nature arising out of or relating to all policies, binders, and contracts of insurance issued in Landmark’s name prior to the closing under the Stock Purchase Agreement, and all other liabilities of Landmark. The reinsurance recoverable and loss reserve liability recorded was $2.4 million, $5.4 million and $10.8 million at December 31, 2010, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements, continued

5.	Reinsurance, continued

(d)	AIHL Premium Activity

The following table indicates property and casualty premiums written and earned for the years ended December 31, 2010, 2009 and 2008 (in millions):

	Written	Earned

2010
Premiums direct	$1,080.5	$1,131.7
Premiums assumed	$23.5	$21.0
Premiums ceded	$367.8	$384.6
2009
Premiums direct	$1,238.8	$1,278.9
Premiums assumed	$20.3	$19.1
Premiums ceded	$428.3	$453.0
2008
Premiums direct	$1,324.2	$1,409.7
Premiums assumed	$16.5	$17.2
Premiums ceded	$442.5	$478.2

In general, AIHL’s insurance operating units obtain reinsurance on a treaty and facultative basis.

6.	Liability for Loss and Loss Adjustment Expenses

Activity in liability for loss and LAE in 2010, 2009 and 2008 is summarized as follows (in millions):

	2010	2009	2008

Reserves as of January 1	$2,521.0	$2,578.6	$2,379.7
Less: reinsurance recoverables	947.7	1,008.3	966.8

Net reserves	1,573.3	1,570.3	1,412.9

Incurred loss, net of reinsurance, related to:
Current year	411.6	460.0	612.8
Prior years	(33.7)	(17.9)	(42.8)

Total incurred loss, net of reinsurance	377.9	442.1	570.0

Paid loss, net of reinsurance, related to:
Current year	81.2	83.5	116.4
Prior years	388.7	355.6	296.2

Total paid loss, net of reinsurance	469.9	439.1	412.6

Reserves, net of reinsurance recoverables, as of December 31	1,481.3	1,573.3	1,570.3
Reinsurance recoverables as of December 31*	847.4	947.7	1,008.3

Reserves, gross of reinsurance recoverables, as of December 31	$2,328.7	$2,521.0	$2,578.6

*	Reinsurance recoverables in this table include only ceded loss reserves.

Gross loss and LAE reserves at December 31, 2010 decreased $192.3 million from December 31, 2009 due primarily to reserve decreases in property lines of business of $99.0 million and reserve decreases in workers’ compensation lines of business of $59.2 million. The decrease in property gross loss and LAE reserves is mainly due

Notes to Consolidated Financial Statements, continued

6.	Liability for Loss and Loss Adjustment Expenses, continued

to loss payments made by RSUI on hurricane related losses incurred in prior years. The decrease in workers’ compensation gross loss and LAE reserves primarily reflects the impact of PCC’s decision in June 2009 to cease soliciting new or renewal business on a direct basis commencing August 1, 2009.

Gross loss and LAE reserves at December 31, 2009 decreased $57.6 million from December 31, 2008, due to reserve decreases in property lines of business of $116.8 million and reserve decreases in certain other lines of business of $25.1 million, largely offset by reserve increases in casualty and, to a lesser extent, workers’ compensation lines of business of $65.8 million and $18.5 million, respectively. The decrease in property gross loss and LAE is mainly due to loss payments made by RSUI on hurricane related losses incurred in prior years. The increase in casualty gross loss and LAE reserves primarily reflects anticipated loss reserves on current accident year gross premiums earned and limited gross paid loss activity for the current and prior accident years at RSUI, partially offset by RSUI’s release of prior accident year reserves for D&O liability, professional liability and general liability lines of business. The increase in workers’ compensation gross loss and LAE reserves primarily reflects an increase by PCC of current and prior accident year reserves during 2009, partially offset by the impact of PCC’s decision to cease soliciting new or renewal business on a direct basis commencing August 1, 2009.

The above reserve changes included increases (decreases) to prior year net reserves, which are summarized as follows (in millions):

	2010	2009

RSUI:
Net casualty reserve releases	$(33.9)	$(38.4)
Property and other, net	(9.3)	3.2

	$(43.2)	$(35.2)
CATA:
Net insurance reserve releases	$(0.4)	$(10.7)
Reinsurance assumed reserve release	(3.5)	—

	$(3.9)	$(10.7)
PCC:
Net workers’ compensation increase	$12.5	$26.5
All other, net	0.9	1.5

	$13.4	$28.0
Total incurred related to prior years	$(33.7)	$(17.9)

The more significant prior year adjustments affecting 2010 and 2009 are summarized as follows:

•	For RSUI, loss and LAE for 2010 reflect a net $33.9 million release of prior accident year casualty loss reserves, compared with a net $38.4 million release of prior accident year casualty loss reserves during 2009. The $33.9 million net release consisted of a $41.4 million reserve release, partially offset by a $7.5 million reserve increase. The $41.4 million reserve release relates primarily to the general liability and professional liability lines of business primarily for the 2003 through 2007 accident years and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. Specifically, cumulative losses for such lines of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be higher through the balance sheet date than the actual cumulative losses through that date. The amount of lower cumulative losses, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 3.8 percent. Such reduction did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for its general liability and professional liability lines of business earned in 2010. The $7.5 million reserve increase in loss reserves related to an increase in estimated ultimate 2007 accident year losses for the D&O liability

Notes to Consolidated Financial Statements, continued

6.	Liability for Loss and Loss Adjustment Expenses, continued

line of business, reflecting, in part, unfavorable loss emergence on certain sub-prime mortgage industry claims. Such increase did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for its D&O liability line of business earned in 2010. The net $38.4 million release of prior accident year casualty loss reserves during 2009 relates primarily to D&O liability, professional liability and general liability lines of business for the 2003 through 2007 accident years and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business.

•	For RSUI, loss and LAE for 2010 and 2009 also include a net $9.3 million release of prior accident year loss reserves and a net $3.2 million increase in prior accident year loss reserves, respectively, primarily related to re-estimation of case and IBNR reserves in the property line of business. For 2010, the net $9.3 million reserve release primarily reflects significant net reserve releases in non-catastrophe property reserves, partially offset by a $16.3 million reserve increase related to prior year catastrophes. Of the $16.3 million, $5.3 million was recorded in the 2010 second quarter and related to the third quarter 2008 hurricanes, and $11.0 million was recorded throughout 2010 and related to the third quarter 2005 hurricanes. For 2009, the net $3.2 million reserve increase primarily reflects net reserve increases in the non-catastrophe property reserves, partially offset by a net $9.9 million release of reserves recorded in the 2009 fourth quarter related to the third quarter 2008 hurricanes.

•	For CATA, loss and LAE for 2010 reflect a net $0.4 million release of prior accident year loss reserves (related primarily to the surety lines of business), compared with a net $10.7 million release of prior accident year loss reserves during 2009 (related primarily to the casualty and surety lines of business). These amounts relate primarily to favorable loss emergence compared with loss emergence patterns assumed in earlier periods. Specifically, cumulative losses for such lines of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be higher through the balance sheet date than the actual cumulative losses through that date. The net $0.4 million release of prior accident year loss reserves did not impact the assumptions used in estimating CATA’s loss and LAE liabilities for business earned in 2010.

•	For CATA, loss and LAE for 2010 also reflect a $3.5 million reserve release reflecting favorable loss emergence for various asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976, based on a reserve study that was completed in the 2010 second quarter.

•	For PCC, loss and LAE for 2010 reflect a $12.5 million increase of prior accident year workers’ compensation net loss reserves, compared with a $26.5 million reserve increase of prior accident year workers’ compensation loss reserves during 2009. The $12.5 million increase relates primarily to a decrease in ceded loss and LAE based on a fourth quarter 2010 review of reinsurance coverage estimates, and to a lesser extent, an increase in unallocated LAE reserves. Such increase did not impact the assumptions used in estimating PCC’s loss and LAE liabilities for business earned in 2010. The review of reinsurance coverage estimates also resulted in a $5.0 million decrease in ceded premiums earned, which increased net premiums earned. The $26.5 million increase in 2009 primarily reflects a significant acceleration in claims emergence and higher than anticipated increases in industry-wide severity. In addition, the $26.5 million increase in 2009 also reflects the estimated impact of judicial decisions by the Workers’ Compensation Appeals Board, or the “WCAB.” Such WCAB decisions related to permanent disability determinations that have materially weakened prior workers’ compensation reforms instrumental in reducing medical and disability costs in earlier years. These decisions are in the process of being appealed to the California appellate courts but will continue in effect during the appeals process. With respect to the $26.5 million increase for prior accident years, $17.7 million primarily reflected higher than expected paid losses and $8.8 million reflected the estimated impact of the WCAB decisions. Such increases impacted the assumptions used in estimating PCC’s loss and LAE liabilities for business earned in 2009, causing an increase of current accident year

Notes to Consolidated Financial Statements, continued

6.	Liability for Loss and Loss Adjustment Expenses, continued

reserves of $8.0 million in 2009. Of the $8.0 million, $6.2 million primarily reflected higher than expected paid losses and the remainder reflected the estimated impact of the WCAB decisions.

7.	Senior Notes and Credit Agreement

(a)	Senior Notes

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

(b)	Credit Agreement

On September 9, 2010, Alleghany entered into a three-year credit agreement (the “Credit Agreement”) with a bank syndicate, providing commitments (the “Commitments”) for a two tranche revolving credit facility in an aggregate principal amount of up to $100.0 million, consisting of (i) a secured credit facility (“Tranche A”), subject to a borrowing base as set forth in the Credit Agreement, in an aggregate principal amount of up to $50.0 million and (ii) an unsecured credit facility (“Tranche B”) in an aggregate principal amount of up to $50.0 million. The Commitments under the Credit Agreement are scheduled to terminate on September 9, 2013 (the “Maturity Date”), unless earlier terminated. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes. Alternate Base Rate Borrowings under the Credit Agreement will bear interest at (x) the greatest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.5 percent or (c) an adjusted London Interbank Overnight (“LIBO”) rate for a one month interest period on such day plus 1 percent, plus (y) a specified margin (currently 0 basis points for Tranche A and 125 basis points for Tranche B). Eurodollar Borrowings under the Credit Agreement will bear interest at an adjusted LIBO Rate for the interest period in effect plus a specified margin (currently 75 basis points for Tranche A and 225 basis points for Tranche B). The Credit Agreement requires that all loans be repaid in full no later than the Maturity Date. The Credit Agreement also requires Alleghany to pay a commitment fee each quarter in a range of between one fifth and one-half of one percent per annum, in each case based upon Alleghany’s credit ratings, on the daily unused amount of the Commitments of the relevant Tranche.

The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this nature. In this regard, the Credit Agreement requires Alleghany to, among other things, (i) maintain a consolidated net worth of not less than the sum of (x) approximately $2.0 billion plus (y) 50 percent of Alleghany’s accumulated, consolidated net earnings earned in each fiscal quarter (if positive) commencing September 30, 2010 and (ii) maintain a ratio of total indebtedness to total capital as of the end of each fiscal quarter of not greater than 0.25 to 1.0. Additionally, the Credit Agreement contains various negative covenants with which Alleghany must comply, including, but not limited to, limitations respecting the creation of liens on any property or asset; the incurrence of indebtedness; mergers, consolidations, liquidations and dissolutions; change of business; sales of assets; transactions with affiliates; and other provisions customary in similar types of agreements. There were no borrowings under the Credit Agreement during 2010.

Notes to Consolidated Financial Statements, continued

8.	Income Taxes

Income tax expense (benefit) from continuing operations consists of the following (in millions):

		State and
	Federal	Foreign	Total

2010
Current	$63.9	$2.6	$66.5
Deferred	11.3	1.1	12.4

	$75.2	$3.7	$78.9

2009
Current	$123.3	$2.4	$125.7
Deferred	(1.1)	(0.2)	(1.3)

	$122.2	$2.2	$124.4

2008
Current	$84.3	$1.7	$86.0
Deferred	(63.5)	(2.0)	(65.5)

	$20.8	$(0.3)	$20.5

The difference between the federal income tax rate and the effective income tax rate on continuing operations is as follows:

	2010	2009	2008

Federal income tax rate	35.0%	35.0%	35.0%
Foreign tax credit and other adjustments	(1.7)	—	(0.7)
Income subject to dividends-received deduction	(1.8)	(0.8)	(6.8)
Tax-exempt interest	(4.3)	(3.5)	(22.2)
State taxes, net of federal tax benefit	1.0	0.4	—
Goodwill impairment	—	—	27.9
Other, net	0.2	0.4	0.4

Effective income tax rate	28.4%	31.5%	33.6%

The lower effective income tax rate in 2010 compared with 2009 primarily reflects the recognition of a permanent tax benefit in the 2010 first quarter. This permanent tax benefit relates to a finalization of Alleghany’s unused foreign tax credits arising from its prior ownership of World Minerals, Inc. which Alleghany sold on July 14, 2005. The lower effective income tax rate in 2010 compared with 2009 also reflects increased tax benefits associated with dividends and tax-exempt income. The higher effective income tax rate in 2008 compared with 2009 reflects certain permanent tax differences that had the effect of increasing the effective income tax rate for that year. For 2008, such permanent tax differences related to a $48.7 million non-deductible goodwill impairment charge incurred.

Notes to Consolidated Financial Statements, continued

8.	Income Taxes, continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are as follows (in millions):

	2010	2009

Deferred tax assets
State net operating loss carry forward	$15.2	$15.3
Reserves for impaired assets	3.7	3.1
Expenses deducted for tax purposes when paid	1.9	1.4
Other than temporary impairment	21.7	48.4
Property and casualty loss reserves	62.6	67.6
Unearned premium reserves	26.8	29.3
Performance shares	4.4	1.7
Compensation accruals	64.9	48.9
Other	13.8	16.6

Gross deferred tax assets before valuation allowance	$215.0	$232.3

Valuation allowance	$(15.0)	$(14.6)

Gross deferred tax assets	$200.0	$217.7

Deferred tax liabilities
Unrealized gain on investments	$84.8	$54.1
Tax over book depreciation	1.1	1.4
Deferred gains	2.5	3.8
Deferred acquisition costs	24.0	25.7
Purchase accounting adjustments	4.1	5.5
Other	6.4	2.9

Gross deferred tax liabilities	$122.9	$93.4

Net deferred tax assets	$77.1	$124.3

A valuation allowance is provided against deferred tax assets when, in the opinion of Alleghany management, it is more likely than not that some portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance is maintained for certain state tax items. Alleghany has recognized $15.2 million of deferred tax assets for state net operating and capital loss carryovers. A valuation allowance of $15.0 million has been established against these deferred tax assets since Alleghany does not currently anticipate generating sufficient income in the various states to absorb these loss carryovers.

Alleghany’s income tax returns are not currently under examination by the Internal Revenue Service. Alleghany’s 2009, 2008 and 2007 income tax returns remain open to examination.

Alleghany believes that, as of December 31, 2010, there were no material uncertain tax positions that would require disclosure under GAAP.

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

Notes to Consolidated Financial Statements, continued

9.	Stockholders’ Equity, continued

of Common Stock. Each outstanding share of Preferred Stock was automatically converted into 1.0139 shares of Common Stock based on the arithmetic average of the daily volume-weighted average price per share of Common Stock for each of the 20 consecutive trading days ending on June 10, 2009, or $260.9733 per share. Alleghany issued 698,009 shares of its Common Stock for the 688,621 shares of Preferred Stock that were outstanding at the date of the mandatory conversion. All of the foregoing per share data has not been adjusted for subsequent Alleghany Common Stock dividends.

(b)	Common Stock and Preferred Stock Repurchases

In February 2008, Alleghany announced that its Board of Directors had authorized the repurchase of shares of Common Stock, at such times and at prices as management determined advisable, up to an aggregate of $300.0 million. In November 2008, the authorization to repurchase Common Stock was expanded to include repurchases of Preferred Stock. As of December 31, 2010, this program had been fully utilized. In anticipation of the full utilization of such program, in July 2010, Alleghany’s Board of Directors authorized the repurchase of additional shares of Common Stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million upon such full utilization.

During 2010, Alleghany repurchased an aggregate of 285,056 shares of Common Stock in the open market for $83.1 million, at an average price per share of $291.64. During 2009, Alleghany repurchased an aggregate of 295,463 shares of Common Stock in the open market for $75.9 million, at an average price per share of $256.73. Prior to the mandatory conversion date of June 15, 2009, Alleghany repurchased an aggregate of 442,998 shares of Preferred Stock in the open market for $117.4 million, at an average price per share of $264.92. All of the foregoing per share and average price data has not been adjusted for subsequent Alleghany Common Stock dividends.

(c)	Regulatory Matters

At December 31, 2010, $709.1 million of the equity of all of Alleghany’s subsidiaries was available for dividends or advances to Alleghany at the parent level. At that date, approximately $1.8 billion of Alleghany’s total equity of $2.9 billion was unavailable for dividends or advances to Alleghany from its subsidiaries. AIHL’s insurance operating units are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by them without prior approval of insurance regulatory authorities. Of the aggregate total equity of Alleghany’s insurance operating units at December 31, 2010 of $1.8 billion, a maximum of $41.5 million was available for dividends without prior approval of the applicable insurance regulatory authorities.

Statutory net income of Alleghany’s insurance operating units was $219.2 million and $227.7 million for the years ended December 31, 2010 and 2009, respectively. Combined statutory capital and surplus of Alleghany’s insurance operating units was $1.6 billion and $1.4 billion at December 31, 2010 and 2009, respectively.

10.	Stock-Based Compensation Plans

(a)	General

As of December 31, 2010, Alleghany had stock-based payment plans for parent-level employees and directors. As described in more detail below, parent-level, stock-based payments to current employees do not include stock options but consist only of restricted stock awards, including restricted stock units, and performance share awards. Parent-level, stock-based payments to non-employee directors consist of annual awards of stock options and restricted stock, including restricted stock units. In addition, as of December 31, 2010, RSUI and PCC had their own stock-based payment plans, which are described below.

Amounts recognized as compensation expense in the consolidated statements of earnings and comprehensive income with respect to stock-based awards under plans for parent-level employees and directors were $6.5 million, $6.9 million and $9.1 million in 2010, 2009 and 2008, respectively. The amount of related income tax benefit recognized as income in the consolidated statements of earnings and comprehensive income with respect to these

Notes to Consolidated Financial Statements, continued

10.	Stock-Based Compensation Plans, continued

plans was $2.3 million, $2.4 million and $3.2 million in 2010, 2009 and 2008, respectively. In 2010, 2009 and 2008, $2.1 million, $3.8 million and $6.8 million of Common Stock at fair market value, respectively, and $2.9 million, $2.1 million and $3.9 million of cash, respectively, was paid by Alleghany under plans for parent-level employees and directors. As noted above, as of December 31, 2010 and December 31, 2009, all outstanding awards were accounted for under the fair-value-based method of accounting.

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

(b)	Director Stock Option and Restricted Stock Plans

Alleghany’s 2005 Directors’ Stock Plan, which expired on December 31, 2009, provided for the automatic grant of nonqualified options to purchase 500 shares of Common Stock, as well as an automatic grant of 250 shares of restricted Common Stock or, under certain circumstances, restricted stock units, to each non-employee director on an annual basis. In 2010, Alleghany established the 2010 Directors’ Stock Plan which provides for the same automatic grants to directors as the 2005 Directors’ Stock Plan. In 2010 and 2009, Alleghany awarded a total of 2,500 restricted shares and units, and 2,295 restricted shares and units, respectively, which vest over a one year period.

A summary of option activity under the above plans as of December 31, 2010 and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Options	(000)	Price	Term (years)	($ millions)

Outstanding at January 1, 2010	58	$212
Granted	5	301
Exercised	(11)	146
Forfeited or expired	—	—

Outstanding at December 31, 2010	52	$235	4.5	$4.1

Exercisable at December 31, 2010	43	$224	3.6	$3.8

The weighted-average grant-date fair value of options granted during the years 2010, 2009 and 2008, was $133, $100 and $131, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was $1.6 million, $1.1 million and $2.1 million, respectively.

A summary of the status of Alleghany’s non-vested shares as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

		Weighted-Average
	Shares	Grant-Date
Non-vested Shares	(000)	Fair Value

Non-vested at January 1, 2010	9	$116
Granted	5	132
Vested	(5)	121
Forfeited	—	—

Non-vested at December 31, 2010	9	$122

Notes to Consolidated Financial Statements, continued

10.	Stock-Based Compensation Plans, continued

As of December 31, 2010, there was $0.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2005 and 2010 Directors’ Stock Plans. That cost is expected to be recognized over a weighted-average period of approximately one year. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008, was $1.5 million, $1.2 million and $1.2 million, respectively.

(c)	Alleghany 2002 and 2007 Long-Term Incentive Plans

Alleghany provided incentive compensation to management employees through its 2002 Long-Term Incentive Plan (the “2002 LTIP”) until December 31, 2006 when the 2002 LTIP expired. In December 2006, Alleghany adopted the 2007 Long-Term Incentive Plan (the “2007 LTIP”) which was approved by Alleghany stockholders in April 2007. The provisions of the 2002 LTIP and 2007 LTIP are substantially similar. Awards under the 2002 LTIP and 2007 LTIP may include, but are not limited to, cash and/or shares of Common Stock, rights to receive cash and/or shares of Common Stock and options to purchase shares of Common Stock, including options intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended, and options not intended to so qualify. Under the 2002 LTIP and 2007 LTIP, the following types of awards are outstanding:

(i) Performance Share Awards — Participants are entitled, at the end of a four-year award period, to a maximum amount equal to the value of one and one-half shares of Common Stock for each performance share issued to them based on market value on the payment date. Payouts are made provided defined levels of performance are achieved. Prior to 2009, awards were generally made in cash to the extent of minimum statutory withholding requirements in respect of an award, with the balance in Common Stock. Expense was recognized over the performance period on a pro rata basis. In 2009, Alleghany modified its payout policy to allow participants to elect the percentage of performance shares to be paid in cash, subject to certain limitations. As a result, the accounting for all awards was changed pursuant to GAAP, whereby the fair value of each award outstanding is recorded, with changes therefrom recorded as an expense. The fair value is calculated based primarily on: the value of Common Stock as of the balance sheet date; the degree to which performance targets specified in the 2002 LTIP and 2007 LTIP have been achieved; and the time elapsed with respect to each award period. The resulting change in accounting in the fourth quarter of 2009 reduced Alleghany’s net earnings by $3.0 million after-tax.

(ii) Restricted Share Awards — From time to time, Alleghany has awarded to certain management employees restricted shares of Common Stock. These awards entitle the participants to a specified maximum amount equal to the value of one share of Common Stock for each restricted share issued to them based on the market value on the payment date. In many instances, payouts are made provided defined levels of performance are achieved. As of December 31, 2010, 57,057 restricted shares were outstanding, of which 777 were granted in 2009, 33,306 were granted in 2004 and 22,974 were granted in 2003. The expense is recognized ratably over the performance period, which can be extended under certain circumstances.

(d)	RSUI Restricted Share Plan

RSUI has a Restricted Stock Unit Plan (the “RSUI Plan”) for the purpose of providing equity-like incentives to key employees of RSUI. Under the RSUI Plan, restricted stock units (“units”) are issued. Additional units, defined as the “Deferred Equity Pool,” were issued in 2010, 2009 and 2008 and may be created in the future if certain financial performance measures are met. Units may only be settled in cash. The fair value of each unit is calculated, pursuant to GAAP, as stockholder’s equity of RSUI, adjusted for certain capital transactions and accumulated compensation expense recognized under the RSUI Plan, divided by the sum of RSUI common stock outstanding and the original units available under the RSUI Plan. The units vest on the fourth anniversary of the date of grant and contain certain restrictions, relating to, among other things, forfeiture in the event of termination of employment and transferability. In 2010, 2009 and 2008, RSUI recorded $29.6 million, $36.9 million and $21.7 million, respectively, in compensation expense related to the RSUI Plan. During the same periods, a deferred tax benefit of $10.4 million, $12.9 million and $7.6 million, respectively, related to the compensation expense was recorded.

Notes to Consolidated Financial Statements, continued

10.	Stock-Based Compensation Plans, continued

(e)	PCC Option Plans

During 2010, PCC granted non-qualified stock options (the “Options”) to two senior PCC executives. The Options vest over two years and expire in five years. Under the terms of the grants, the executives may purchase from AIHL common stock of PCC representing an aggregate of approximately 5 percent of PCC common stock outstanding, at a price based on grant-date book value of PCC. Once the Options are exercised, the PCC common stock held by each executive may be converted to cash at either AIHL’s election or the executive’s election, based on PCC’s book value. The compensation expense recorded by PCC in 2010 was immaterial.

11.	Employee Benefit Plans

(a)	Alleghany Employee Defined Benefit Pension Plans

Alleghany has an unfunded, noncontributory defined benefit pension plan for executives and a smaller, funded, noncontributory defined benefit pension plan for employees.

The executive plan currently provides for designated employees (including all of Alleghany’s current executive officers) retirement benefits in the form of an annuity for the joint lives of the participant and his or her spouse or, alternatively, actuarially equivalent forms of benefits, including a lump sum. Under the executive plan, a participant must have completed five years of service with Alleghany before he or she is vested in, and thus has a right to receive, any retirement benefits following his or her termination of employment. The annual retirement benefit under the executive plan, if paid in the form of a joint and survivor life annuity to a participant who retires on reaching age 65 with 15 or more years of service, is equal to 67 percent of the participant’s highest average annual base salary award over a consecutive three-year period during the last ten years or, if shorter, the full calendar years of employment. The plan does not take other payments or benefits, such as payouts of long-term incentives, into account in computing retirement benefits. In December 2010, Alleghany’s Board of Directors approved an amendment to the executive plan, whereby only salary (and not the related annual incentive award) is to be taken account in computing future retirement benefits. This amendment resulted in an increase in Alleghany’s other comprehensive income in 2010, and will modestly reduce Alleghany’s pension expenses beginning in 2011. During 2004, the plan was amended and changed from a funded to an unfunded plan resulting in the distribution of all accrued benefits to vested participants.

With respect to the smaller, non-contributory defined benefit pension plan for employees, Alleghany’s policy is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding requirements. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

Notes to Consolidated Financial Statements, continued

11.	Employee Benefit Plans, continued

The following tables set forth both defined benefit plans’ funded status at December 31, 2010 and 2009 and total cost for the years ended December 31, 2010, 2009 and 2008 (in millions, except percentages):

	2010	2009

OBLIGATIONS AND FUNDING STATUS:
Change in benefit obligation
Benefit obligation at beginning of year	$23.3	$20.3
Service cost	3.1	2.9
Interest cost	1.4	1.1
Amendments	(3.0)	—
Actuarial (gain)/loss	(7.7)	1.3
Benefits paid	(0.1)	(2.3)

Projected benefit obligation at end of year	$17.0	$23.3

Change in plan assets
Fair value of plan assets at beginning of year	$2.3	$2.6
Actual return on plan assets, net of expenses	0.1	(0.2)
Company contributions	0.1	2.2
Benefits paid	(0.1)	(2.3)

Fair value of plan assets at end of year	$2.4	$2.3

Funded status	$(14.6)	$(21.0)

Amounts recognized in statement of financial position consist of:
Prepaid benefit cost	0.7	0.7
Accrued benefit liability	(20.7)	(16.2)
Accumulated other comprehensive income	5.4	(5.5)

Net amount recognized	$(14.6)	$(21.0)

Weighted average asset allocations
Debt securities	100%	100%

	2010	2009	2008

COST AND OTHER COMPREHENSIVE INCOME:
Net pension cost included the following expense (income) components:
Service cost — benefits earned during the year	$3.1	$2.9	$2.9
Interest cost on benefit obligation	1.4	1.1	0.9
Expected return on plan assets	(0.1)	(0.1)	(0.1)
Net amortization and deferral	0.2	0.2	0.2

Net periodic pension cost	4.6	4.1	3.9
Curtailment loss	—	—	—
Settlement charge	—	—	0.2

Total cost	$4.6	$4.1	$4.1
Change in other comprehensive income (pension-related)*	(10.9)	1.4	(0.1)

Net periodic pension cost and other comprehensive income	$(6.3)	$5.5	$4.0

Notes to Consolidated Financial Statements, continued

11.	Employee Benefit Plans, continued

	2010	2009	2008

ASSUMPTIONS:
Assumptions used in computing the net periodic pension cost of the plans are as follows
Rates for increases in compensation levels	4.00%	4.00%	4.00%
Weighted average discount rates	6.00%	6.00%	6.00%
Expected long-term rates of return	5.00%	5.00%	5.00%
Assumptions used in computing the funded status of the plans are as follows
Rates for increases in compensation levels	3.00%	4.00%	4.00%
Weighted average discount rates	5.50%	6.00%	6.00%

*	The change in other comprehensive income in 2010 relates primarily to an amendment to the executive plan (discussed above), and to a lesser extent, a reduction of the assumed rates for increases in future compensation levels (from 4.00% to 3.00%).

Discount rates for 2010 and 2009 were predicated primarily on the Citigroup Pension Discount Curve and Liability Index, rounded to the nearest 25 basis points. Discount rates for 2008 were predicated primarily on the Moody’s Investor Service Aa long-term corporate bond index, rounded to the nearest 25 basis points. Alleghany’s investment policy with respect to its defined benefit plans is to provide long-term growth combined with a steady income stream. The target allocation is 100 percent in debt securities. The debt securities are highly liquid and highly rated. The overall long-term, rate-of-return-on-assets assumptions are based on historical investment returns.

Contributions of less than $0.1 million are expected to be made to Alleghany’s funded employee plan during 2011. The following benefit payments, which reflect expected future service, as appropriate, are expected to be made (in millions):

2011	$0.1
2012	0.4
2013	0.4
2014	0.4
2015	0.4
2016-2020	2.2

The measurement date used to determine pension benefit plans is December 31, 2010.

(b)	Other Employee Retirement Plans

Alleghany has two unfunded retiree health plans, one for executives and one for employees. To be eligible for benefits, participants must be age 55 or older. In addition, non-executive employees must have completed at least 10 years of service. Under both plans, participants must pay a portion of the premiums charged by the medical insurance provider. All benefits cease upon the death of the retiree. RSUI also has an unfunded retiree health plan for its employees. As of December 31, 2010 and December 31, 2009, the liability for all of these plans was $5.5 million and $3.1 million, respectively, representing the entire accumulated post-retirement benefit obligation as of that date. Assumptions used with respect to the accounting for these plans are comparable to those cited above for the Alleghany pension plans. Future benefit payments associated with these plans are not expected to be material to Alleghany.

Alleghany provides supplemental retirement benefits through deferred compensation programs and profit sharing plans for certain of its officers and employees. In addition, Alleghany’s subsidiaries sponsor both qualified, defined contribution retirement plans for substantially all employees, including executives, and non-qualified plans

Notes to Consolidated Financial Statements, continued

11.	Employee Benefit Plans, continued

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

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31 (in millions, except share amounts):

	2010	2009	2008

Net earnings	$198.5	$271.0	$148.0
Preferred dividends	—	6.2	17.2

Income available to common stockholders for basic earnings per share	198.5	264.8	130.8
Preferred dividends	—	6.2	—
Effect of other dilutive securities	—	0.4	—

Income available to common stockholders for diluted earnings per share	$198.5	$271.4	$130.8

Weighted average shares outstanding applicable to basic earnings per share	8,903,466	8,878,353	8,649,460
Preferred Stock	—	438,723	—
Effect of other dilutive securities	—	14,765	—

Adjusted weighted average shares outstanding applicable to diluted earnings per share	8,903,466	9,331,841	8,649,460

Contingently issuable shares of 45,918, 48,365 and 1,193,704 were potentially available during 2010, 2009 and 2008, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

Notes to Consolidated Financial Statements, continued

13.	Commitments and Contingencies

(a)	Leases

Alleghany leases certain facilities, furniture and equipment under long-term lease agreements. In addition, certain land, office space and equipment are leased under noncancelable operating leases that expire at various dates through 2020. Rent expense was $10.5 million, $10.7 million and $10.3 million in 2010, 2009 and 2008, respectively. The aggregate minimum payments under operating leases with initial or remaining terms of more than one year as of December 31, 2010 were as follows (in millions):

Aggregate
Minimum
Lease
Year	Payments

2011	$9.7
2012	9.8
2013	9.9
2014	10.0
2015	8.3
2016 and thereafter	27.1

(b)	Litigation

Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provisions are adequate.

(c)	Asbestos and Environmental Impairment Exposure

AIHL’s reserve for unpaid loss and LAE includes $14.1 million of gross reserves and $14.0 million of net reserves at December 31, 2010, and $18.9 million of gross reserves and $18.8 million of net reserves at December 31, 2009, for asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976. This subsidiary exited this business in 1976. CATA released $3.5 million of such net reserves at June 30, 2010 based on a reserve study that was completed in the 2010 second quarter. Reserves for asbestos and environmental impairment claims cannot be estimated with traditional loss reserving techniques because of uncertainties that are greater than those associated with other types of claims. Factors contributing to those uncertainties include a lack of historical data, the significant periods of time that often elapse between the occurrence of an insured loss and the reporting of that loss to the ceding company and the reinsurer, uncertainty as to the number and identity of insured parties with potential exposure to such risks, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability. Loss reserve estimates for such environmental impairment and asbestos exposures include case reserves, which also reflect reserves for legal and other LAE and IBNR reserves. IBNR reserves are determined based upon historic general liability exposure base and policy language, previous environmental loss experience and the assessment of current trends of environmental law, environmental cleanup costs, asbestos liability law, and judicial settlements of asbestos liabilities.

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

Notes to Consolidated Financial Statements, continued

13.	Commitments and Contingencies, continued

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

The Products Liability Indemnification is divided into two parts, the first relating to products liability claims arising in respect of events occurring during the period prior to Alleghany’s acquisition of the World Minerals business from Johns Manville Corporation, Inc. (f/k/a Manville Sales Corporation) (“Manville”) in July 1991 (the “Manville Period”), and the second relating to products liability claims arising in respect of events occurring during the Alleghany Period. Under the terms of the Stock Purchase Agreement, Alleghany will provide indemnification at a rate of 100 percent for the first $100.0 million of losses arising from products liability claims relating to the Manville Period and at a rate of 50 percent for the next $100.0 million of such losses, so that Alleghany’s maximum indemnification obligation in respect of products liability claims relating to the Manville Period is $150.0 million. This indemnification obligation in respect of Manville Period products liability claims will expire on July 31, 2016. The Stock Purchase Agreement states that it is the intention of the parties that, with regard to losses incurred in respect of products liability claims relating to the Manville Period, recovery should first be sought from Manville, and that Alleghany’s indemnification obligation in respect of products liability claims relating to the Manville Period is intended to indemnify the Purchaser for such losses which are not recovered from Manville within a reasonable period of time after recovery is sought from Manville. In connection with World Minerals’ acquisition of the assets of the industrial minerals business of Manville in 1991, Manville agreed to indemnify World Minerals for certain product liability claims, in respect of products of the industrial minerals business manufactured during the Manville Period, asserted against World Minerals through July 31, 2006. In June 2006, Manville agreed to extend its indemnification for such claims asserted against World Minerals through July 31, 2009.

Notwithstanding the expiration of the Manville indemnity in July 2009, World Minerals did not, as part of its 1991 acquisition of the assets of Manville’s industrial minerals business assets, assume liability for product liability claims to the extent that such claims relate, in whole or in part, to the Manville Period, and Manville should continue to be responsible for such claims.

With respect to the Contract Indemnification, substantially all of the representations and warranties to which the Contract Indemnification applies survived until July 14, 2007, with the exception of certain representations and warranties such as those related to environmental, real estate and tax matters, which survive for longer periods and generally, except for tax and certain other matters, apply only to aggregate losses in excess of $2.5 million, up to a maximum of $123.0 million. The Stock Purchase Agreement provides that Alleghany has no responsibility for products liability claims arising in respect of events occurring after the closing, and that any products liability claims involving both pre-closing and post-closing periods will be apportioned on an equitable basis.

Based on Alleghany’s historical experience and other analyses, in July 2005, Alleghany established a $0.6 million reserve in connection with the Products Liability Indemnification for the Alleghany Period. Such reserve was $0.2 million and $0.3 million at December 31, 2010 and December 31, 2009, respectively.

Notes to Consolidated Financial Statements, continued

13.	Commitments and Contingencies, continued

(e)	Equity Holdings Concentration

At December 31, 2010 and 2009, Alleghany had a concentration of market risk in its available-for-sale equity securities portfolio with respect to certain energy sector businesses of $1,004.8 million and $399.2 million, respectively. Of the $1,004.8 million, $585.0 million represented Alleghany’s ownership of common stock of Exxon Mobil Corporation.

14.	Fair Value of Financial Instruments

The estimated carrying values and fair values of Alleghany’s consolidated financial instruments as of December 31, 2010 and December 31, 2009 were as follows (in millions):

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets
Investments (excluding equity method investments)*	$4,622.7	$4,622.7	$4,211.6	$4,211.6
Liabilities
Senior Notes**	$298.9	$291.8	$—	$—

*	This table includes available-for-sale investments (securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method (Homesite, ORX and other investments) and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.

**	See Note 7 herein.

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

The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	“Level 1” — Valuations are based on unadjusted quoted prices in active markets for identical, unrestricted assets. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these assets does not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Alleghany’s Level 1 assets generally include publicly traded common stocks and debt securities issued directly by the U.S. Government, where Alleghany’s valuations are based on quoted market prices.

Notes to Consolidated Financial Statements, continued

14.	Fair Value of Financial Instruments, continued

•	“Level 2” — Valuations are based on quoted market prices where such markets are not deemed to be sufficiently “active.” In such circumstances, additional valuation metrics will be used which involve direct or indirect observable market inputs. Alleghany’s Level 2 assets generally include preferred stocks and debt securities other than debt issued directly by the U.S. Government. Alleghany’s Level 2 liabilities include the Senior Notes. Substantially all of the determinations of value in this category are based on a single quote from third-party dealers and pricing services. As Alleghany generally does not make any adjustments thereto, such quote typically constitutes the sole input in its determination of the fair value of these types of securities. In developing a quote, such third parties will use the terms of the security and market-based inputs. Terms of the security include coupon, maturity date, and any special provisions that may, for example, enable the investor, at its election, to redeem the security prior to its scheduled maturity date. Market-based inputs include the level of interest rates applicable to comparable securities in the market place and current credit rating(s) of the security. Such quotes are generally non-binding.

•	“Level 3” — Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Valuation under Level 3 generally involves a significant degree of judgment on the part of Alleghany. Alleghany’s Level 3 assets are primarily limited to partnership investments. Net asset value quotes from the third-party general partner of the entity in which such investment is held, which will often be based on unobservable market inputs, constitute the primary input in Alleghany’s determination of the fair value of such assets.

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

Notes to Consolidated Financial Statements, continued

14.	Fair Value of Financial Instruments, continued

The estimated fair values of Alleghany’s financial instruments as of December 31, 2010 and December 31, 2009 allocated among the three levels set forth above were as follows (in millions):

	Level 1	Level 2	Level 3	Total

As of December 31, 2010
Equity securities:
Common stock(1)	$1,500.7	$—	$—	$1,500.7
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	307.3	30.5	—	337.8
Mortgage and asset-backed securities(2)	—	866.5	—	866.5
States, municipalities and political subdivision bonds	—	1,068.5	—	1,068.5
Foreign bonds	—	114.2	—	114.2
Corporate bonds and other	—	445.4	—	445.4

	307.3	2,525.1	—	2.832.4

Short-term investments	86.4	178.4	—	264.8
Other invested assets(3)	—	—	24.8	24.8

Investments (excluding equity method investments)	$1,894.4	$2,703.5	$24.8	$4,622.7

Senior Notes	$—	$291.8	$—	$291.8

As of December 31, 2009
Equity securities:
Common stock(1)	$624.5	$—	$—	$624.5
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	638.4	—	—	638.4
Mortgage and asset-backed securities(2)	—	958.8	—	958.8
States, municipalities and political subdivision bonds	—	1,234.0	—	1,234.0
Foreign bonds	—	144.3	—	144.3
Corporate bonds and other	—	313.5	—	313.5

	638.4	2,650.6	—	3,289.0

Short-term investments	75.2	187.7	—	262.9
Other invested assets(3)	—	—	35.2	35.2

Investments (excluding equity method investments)	$1,338.1	$2,838.3	$35.2	$4,211.6

(1)	Of the $1,500.7 million of fair value at December 31, 2010, $1,004.8 million related to certain energy sector businesses. Of the $624.5 million of fair value at December 31, 2009, $399.2 million related to certain energy sector businesses.

(2)	Of the $866.5 million of fair value at December 31, 2010, $499.9 million related to RMBS, $173.4 million related to CMBS and $193.2 million related to other asset-backed securities. Of the $958.8 million of fair value

Notes to Consolidated Financial Statements, continued

14.	Fair Value of Financial Instruments, continued

at December 31, 2009, $685.7 million related to RMBS, $75.5 million related to CMBS and $197.6 million related to other asset-backed securities.

(3)	Level 3 securities consist of partnership investments. The carrying value of partnership investments of $24.8 million decreased by $10.4 million from the December 31, 2009 carrying value of $35.2 million, due primarily to sales of $13.9 million (which generated a realized capital gain of $5.1 million), partially offset by an increase in estimated fair value during the period of $3.5 million. Level 3 securities, consisting of mortgage- and asset-backed securities totaling $1.6 million, were acquired during the 2010 third quarter and sold during the 2010 fourth quarter.

15.	Segments of Business

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

	2010	2009	2008
	(in millions)

Revenues:
AIHL insurance group:
Net premiums earned
RSUI	$593.6	$633.4	$689.6
CATA	164.3	166.7	186.9
PCC	10.2	44.9	72.0
AIHL Re	—	—	0.2

	768.1	845.0	948.7

Net investment income	128.9	116.7	112.6
Net realized capital gains (losses)	92.9	119.8	(4.4)
Other than temporary impairment losses (1)	(12.3)	(85.9)	(244.0)
Other income	0.6	1.3	0.7

Total insurance group	978.2	996.9	813.6

Corporate activities:
Net investment income (2)	(3.9)	(14.8)	17.6
Net realized capital gains (3)	4.5	200.6	156.2
Other than temporary impairment losses	—	—	—
Other income (4)	6.6	1.7	1.7

Total	$985.4	$1,184.4	$989.1

Notes to Consolidated Financial Statements, continued

15.	Segments of Business, continued

	2010	2009	2008
	(in millions)

Earnings from continuing operations before income taxes:
AIHL insurance group:
Underwriting profit (loss) (5)
RSUI	$159.9	$189.8	$137.6
CATA	1.5	10.1	15.2
PCC	(30.5)	(70.7)	(60.9)
AIHL Re	—	—	0.2

	130.9	129.2	92.1

Net investment income	128.9	116.7	112.6
Net realized capital gains	92.9	119.8	(4.4)
Other than temporary impairment losses (1)	(12.3)	(85.9)	(244.0)
Other income, less other expenses	(33.8)	(42.2)	(31.4)

Total insurance group	306.6	237.6	(75.1)

Corporate activities:
Net investment income (2)	(3.9)	(14.8)	17.6
Net realized capital gains (3)	4.5	200.6	156.2
Other than temporary impairment losses	—	—	—
Other income (4)	6.6	1.7	1.7
Corporate administration and other expenses	31.4	29.1	38.7
Interest expense	5.0	0.6	0.7

Total	$277.4	$395.4	$61.0

(1)	Reflects impairment charges for unrealized losses related to AIHL’s investment portfolio that were deemed to be other than temporary. See Note 3.

(2)	Includes $(3.2) million, $(1.1) million and $0.3 million of Alleghany’s equity in (losses) earnings of Homesite for 2010, 2009 and 2008, respectively. Also includes $(2.0) million, $(21.9) million and $1.5 million of Alleghany’s equity in (losses) earnings of ORX for 2010, 2009 and 2008, respectively. See Note 4(b) and 4(c).

(3)	For 2009 and 2008, primarily reflects net realized capital gains from the sale of shares of Burlington Northern common stock.

(4)	Includes Alleghany Properties revenue.

(5)	Represents net premiums earned less loss and LAE and commission, brokerage and other underwriting expenses, all as determined in accordance with GAAP, does not include net investment income, net realized capital gains, other-than-temporary impairment losses, other income or other expenses. Commissions, brokerage and other underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses attributable primarily to underwriting activities, whereas the remainder constitutes other expenses.

Notes to Consolidated Financial Statements, continued

15.	Segments of Business, continued

	2010	2009	2008
	(in millions)

Identifiable assets at December 31
AIHL insurance group	$5,546.7	$5,659.2	$5,554.2
Corporate activities	885.0	533.6	627.6

Total	$6,431.7	$6,192.8	$6,181.8

Capital expenditures
AIHL insurance group	$6.6	$5.5	$9.8
Corporate activities	—	—	—

Total	$6.6	$5.5	$9.8

Depreciation and amortization
AIHL insurance group	$29.8	$30.5	$25.0
Corporate activities	4.0	1.9	0.7

Total	$33.8	$32.4	$25.7

16.	Other Information

(a)	Other Assets

Other assets shown in Alleghany’s consolidated balance sheets include the following amounts at December 31, 2010 and 2009 (in millions):

	2010	2009

Real estate properties	$19.9	$19.8
Interest and dividends receivable	30.8	38.1
Other	47.0	43.7

	$97.7	$101.6

(b)	Other Invested Assets

Other invested assets shown in Alleghany’s consolidated balance sheets include the following amounts at December 31, 2010 and 2009 (in millions):

	2010	2009

Investment in Homesite (see Note 4(b))	$122.7	$125.7
Investment in ORX (see Note 4(c))	27.6	29.6
Partnerships accounted for on an available for sale basis	24.8	35.2
Partnerships accounted for as an equity method investment*	—	47.7
Loans and other investments	32.2	—

	$207.3	$238.2

*	Equity method partnership investments were dissolved during the third quarter of 2010, and thus were not outstanding at December 31, 2010.

Notes to Consolidated Financial Statements, continued

16.	Other Information, continued

(c)	Property and equipment

Property and equipment, net of accumulated depreciation and amortization, at December 31, 2010 and 2009, were as follows (in millions):

	2010	2009

Furniture and equipment	$52.0	$46.4
Leasehold improvements	6.0	5.9
Other	0.3	0.3

	58.3	52.6

Less: accumulated depreciation and amortization	(38.8)	(32.5)

	$19.5	$20.1

(d)	Deferred Acquisition Costs

Activity in deferred acquisition cost assets as shown in Alleghany’s consolidated balance sheets in 2010 and 2009 is summarized as follows (in millions):

	2010	2009

Balance at January 1	$71.1	$71.8
Current year’s costs deferred	140.4	146.9
Less: amortization to expense for the year	(143.8)	(147.6)

Balance at December 31	$67.7	$71.1

(e)	Other Liabilities

Other liabilities shown in Alleghany’s consolidated balance sheets include the following amounts at December 31, 2010 and 2009 (in millions):

	2010	2009

Accounts payable	$3.8	$4.3
Incentive plans	155.0	143.6
Accrued salaries and wages	13.5	10.0
Deferred compensation	9.3	8.1
Accrued expenses	9.6	7.7
Taxes other than income	1.8	2.5
Deferred revenue	6.1	11.8
Payable to brokers	1.7	3.0
Pension and postretirement benefits	20.9	32.5
Funds held for surety bonds	78.4	76.6
Other	26.4	24.6

	$326.5	$324.7

Notes to Consolidated Financial Statements, continued

17.	Quarterly Results of Operations (unaudited)

Selected quarterly financial data for 2010 and 2009 are presented below (in millions, except per share amounts):

	Quarters Ended
	March 31	June 30	September 30	December 31

2010
Revenues	$251.7	$250.6	$250.2	$232.9
Earnings from:
Continuing operations	$58.2	$66.3	$36.6	$37.4
Discontinued operations	—	—	—	—

Net earnings	$58.2	$66.3	$36.6	$37.4

Basic earnings per share of common stock: *
Continuing operations	$6.44	$7.41	$4.15	$4.25
Discontinued operations	—	—	—	—

Total	$6.44	$7.41	$4.15	$4.25

2009
Revenues	$239.9	$299.4	$288.3	$356.7
Earnings from:
Continuing operations	$44.6	$46.0	$49.5	$130.9
Discontinued operations	—	—	—	—

Net earnings	$44.6	$46.0	$49.5	$130.9

Basic earnings per share of common stock: *
Continuing operations	$4.73	$5.01	$5.39	$14.43
Discontinued operations	—	—	—	—

Total	$4.73	$5.01	$5.39	$14.43

*	Adjusted to reflect subsequent stock dividends.

Earnings per share by quarter may not equal the amount for the full year due to the timing of treasury stock purchases and rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alleghany Corporation:

We have audited the accompanying consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alleghany Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alleghany Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2011 expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alleghany Corporation:

We have audited Alleghany Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alleghany Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Alleghany Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 23, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
February 23, 2011

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, or “CEO,” and our chief financial officer, or “CFO,” of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K Report pursuant to Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of that date to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and timely reported as specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide such assurance; however, we note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management, including our CEO and CFO, concluded that, as of December 31, 2010, our internal control over financial reporting was effective. Our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K Report, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which appears in Item 8 on page 117 of this Form 10-K Report. We note that all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is included under the captions “Alleghany Corporate Governance — Board of Directors,” “Alleghany Corporate Governance — Committees of the Board of Directors,” “Alleghany Corporate Governance — Codes of Ethics,” “Securities Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposals Requiring Your Vote — Proposal 1. Election of Directors,” and “Executive Officers” in our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 29, 2011, or our “2011 Proxy Statement,” which information is incorporated herein by reference.

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

The information required by this Item 11 is included under the captions “Proposals Requiring Your Vote — Proposal 1. — Election of Directors — Compensation of Directors,” “Compensation Committee Report,” “Compensation Discussion and Analysis and Compensation Matters,” “Payments upon Termination of Employment,” and “Executive Compensation,” in our 2011 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is included under the captions “Principal Stockholders,” “Securities Ownership of Directors and Executive Officers,” and “Equity Compensation Plan Information” in our 2011 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is included under the captions “Alleghany Corporate Governance — Director Independence” and “Alleghany Corporate Governance — Related Party Transactions” in our 2011 Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is included under the caption “Proposals Requiring Your Vote — Proposal 2. — Ratification of Selection of Independent Registered Public Accounting Firm for the year 2011” in our 2011 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.

Our consolidated financial statements, together with the report thereon of KPMG LLP, our independent registered public accounting firm, are set forth on pages 71 through 116 of this Form 10-K Report.

2. Financial Statement Schedules.

The Index to Financial Statements Schedules and the schedules relating to our consolidated financial statements, together with the report thereon of KPMG LLP, our independent registered public accounting firm, are set forth on pages 122 through 132 of this Form 10-K Report.

3. Exhibits.

See the Index to Exhibits beginning on page 133 of this Form 10-K Report for a description of the exhibits filed as part of, or incorporated by reference in, this Form 10-K Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGHANY CORPORATION
(Registrant)

Date: February 24, 2011	By /s/ Weston M. Hicks Weston M. Hicks President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2011	By /s/ Rex D. Adams Rex D. Adams Director

Date: February 24, 2011	By /s/ Jerry G. Borrelli Jerry G. Borrelli Vice President (principal accounting officer)

Date: February 24, 2011	By /s/ Karen Brenner Karen Brenner Director

Date: February 24, 2011	By /s/ John J. Burns, Jr. John J. Burns, Jr. Vice-Chairman of the Board and Director

Date: February 24, 2011	By /s/ Dan R. Carmichael Dan R. Carmichael Director

Date: February 24, 2011	By /s/ Roger B. Gorham Roger B. Gorham Senior Vice President (principal financial officer)

Date: February 24, 2011	By /s/ Weston M. Hicks Weston M. Hicks President and Director (principal executive officer)

Date: February 24, 2011	By /s/ Thomas S. Johnson Thomas S. Johnson Director

Date: February 24, 2011	By /s/ Jefferson W. Kirby Jefferson W. Kirby Chairman of the Board and Director

Date: February 24, 2011	By /s/ William K. Lavin William K. Lavin Director

Date: February 24, 2011	By /s/ Phillip M. Martineau Phillip M. Martineau Director

Date: February 24, 2011	By /s/ James F. Will James F. Will Director

Date: February 24, 2011	By /s/ Raymond L.M. Wong Raymond L.M. Wong Director

Alleghany Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alleghany Corporation:

Under date of February 23, 2011, we reported on the consolidated balance sheets of Alleghany Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, which are included in this Annual Report on Form 10-K for the year ended December 31, 2010. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
February 23, 2011

Schedule I – Summary of Investments – Other Than Investments in Related Parties
 ALLEGHANY CORPORATION AND SUBSIDIARIES
December 31, 2010

			Amount at
			which shown
			in the
		Fair	Balance
Type of Investment	Cost	Value	Sheet
	(in thousands)

Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$334,416	$337,840	$337,840
States, municipalities and political subdivision bonds	1,058,065	1,068,527	1,068,527
Foreign governments	—	—	—
Mortgage and asset-backed securities	841,006	866,465	866,465
All other bonds	544,630	559,579	559,579

Fixed maturities	2,778,117	2,832,411	2,832,411

Equity securities:
Common stocks:
Public utilities	—	—	—
Banks, trust, and insurance companies	95,191	98,889	98,889
Industrial, miscellaneous, and all other	1,214,818	1,401,797	1,401,797
Nonredeemable preferred stocks	—	—	—

Equity securities	1,310,009	1,500,686	1,500,686

Other invested assets	207,294	207,294	207,294
Short-term investments	264,811	264,811	264,811

Total investments	$4,560,231	$4,805,202	$4,805,202

Schedule II – Condensed Financial Information of Registrant
Condensed Balance Sheets
 ALLEGHANY CORPORATION
December 31, 2010 and 2009

	2010	2009
	(in thousands)

Assets
Equity securities (cost: 2010 $470,003; 2009 $14,995)	$511,840	$18,368
Debt securities (amortized cost: 2010 $17,644; 2009 $221,213)	18,532	221,438
Short-term investments	103,086	45,744
Cash	889	1,831
Property and equipment — at cost, net of accumulated depreciation	847	1,095
Other assets	15,613	17,759
Current taxes receivable	—	2,469
Net deferred tax receivable	9,655	26,055
Investment in subsidiaries	2,618,653	2,441,924

	$3,279,115	$2,776,683

Liabilities and Stockholders’ Equity
Senior Notes	$298,923	$—
Other liabilities	58,128	59,162
Current taxes payable	13,196	—

Total liabilities	370,247	59,162
Stockholders’ equity	2,908,868	2,717,521

	$3,279,115	$2,776,683

See accompanying Notes to Condensed Financial Statements.

Schedule II – Condensed Financial Information of Registrant (continued)

Condensed Statements of Earnings
 ALLEGHANY CORPORATION
Years ended December 31,

	2010	2009	2008
	(in thousands)

Revenues:
Net investment income	$2,642	$8,341	$15,806
Net realized capital gains	4,466	200,626	156,191
Other than temporary impairment losses	—	—	—
Other income	1,492	—	318

Total revenues	8,600	208,967	172,315

Costs and Expenses:
Interest expense	5,004	633	700
Corporate administration	28,592	27,022	37,216

Total costs and expenses	33,596	27,655	37,916

Operating profit (losses)	(24,996)	181,312	134,399
Equity in earnings of consolidated subsidiaries	302,367	214,068	(73,347)

Earnings from continuing operations, before income taxes	277,371	395,380	61,052
Income taxes	78,869	124,381	20,485

Earnings from continuing operations	198,502	270,999	40,567

Earnings from discontinued operations (including gain on disposal of $141,688 in 2008)	—	—	164,193
Income taxes (including tax on gain on disposal of $49,591 in 2008)	—	—	56,789

Earnings from discontinued operations, net of tax	—	—	107,404

Net earnings	$198,502	$270,999	$147,971

See accompanying Notes to Condensed Financial Statements.

Schedule II – Condensed Financial Information of Registrant (continued)

Condensed Statements of Cash Flows
ALLEGHANY CORPORATION
Years ended December 31,

	2010	2009	2008
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$198,502	$270,999	$147,971
Adjustments to reconcile earnings to cash provided by (used in) operations:
Equity in undistributed net (earnings) losses of consolidated subsidiaries	(210,976)	(158,401)	47,890
Depreciation and amortization	1,329	1,873	716
Net realized capital (gains) losses	(4,466)	(200,626)	(156,191)
Decrease (increase) in other assets	166	8,135	1,614
Increase (decrease) in other liabilities and taxes payable	28,172	(7,334)	50,470
Earnings of discontinued operations and sale of subsidiary	—	—	(107,404)

Net adjustments	(185,775)	(356,353)	(162,905)

Net cash provided by (used) in operations	12,727	(85,354)	(14,934)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(70,883)	(286,330)	(75,357)
Sales of investments	219,665	364,967	259,745
Maturities of investments	5,064	1,623	31,707
Purchases of property and equipment	(3)	(34)	940
Net change in short-term investments	(57,342)	90,996	(118,408)
Other, net	4,238	—	—

Net cash provided by (used in) investing activities	100,739	171,222	98,627

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Senior Notes	298,893	—	—
Debt issue costs paid	(2,736)	—	—
Treasury stock acquisitions	(83,135)	(75,856)	(25,068)
Convertible preferred stock acquisitions	—	(117,358)	—
Convertible preferred stock dividends paid	—	(7,456)	(17,350)
Tax benefit on stock based compensation	513	312	2,330
Capital contributions to consolidated subsidiaries	(436,276)	(36,200)	(50,005)
Distributions from consolidated subsidiaries	108,000	151,040	3,050
Other, net	333	1,404	2,133

Net cash provided by (used in) financing activities	(114,408)	(84,114)	(84,910)

Net decrease in cash	(942)	1,754	(1,217)
Cash at beginning of year	1,831	77	1,294

Cash at end of year	$889	$1,831	$77

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes paid (refunds received)	$68,127	$105,161	$154,911

See accompanying Notes to Condensed Financial Statements.

Schedule II – Condensed Financial Information of Registrant (continued)

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

5. Senior Notes. Reference is made to Note 7 of the Notes to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report.

6. Distributions from consolidated subsidiaries. On November 30, 2010, AIHL contributed a portion of its equity securities portfolio to its parent, Alleghany Corporation.

Schedule III – Supplementary Insurance Information
 ALLEGHANY CORPORATION AND SUBSIDIARIES

		At December 31,				For the Years Ended December 31,
Future
			Policy		Other			Benefits,
			Benefits,		Policy			Claims,	Amortization
		Deferred	Losses,		Claims			Losses	of Deferred
		Policy	Claims		and		Net	and	Policy	Other
		Acquisition	and Loss	Unearned	Benefits	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Year	Line of Business	Costs	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written
(in thousands)

2010	Property and Casualty Insurance	$67,692	$2,328,742	$523,927	$—	$768,134	$128,878	$377,937	$143,842	$115,493	$736,154

2009	Property and Casualty Insurance	$71,098	$2,520,979	$573,906	$—	$845,015	$116,719	$442,104	$147,635	$126,087	$830,829

2008	Property and Casualty Insurance	$71,753	$2,578,590	$614,067	$—	$948,652	$112,596	$570,019	$155,151	$131,422	$898,221

Schedule IV – Reinsurance
 ALLEGHANY CORPORATION AND SUBSIDIARIES
Three years ended December 31, 2010

						Percentage
			Ceded to	Assumed		of Amount
		Gross	Other	From Other	Net	Assumed
Year	Line of Business	Amount	Companies	Companies	Amount	to Net
	(in thousands)

2010	Property and casualty	$1,131,680	$384,538	$20,992	$768,134	2.7%

2009	Property and casualty	$1,278,910	$452,999	$19,104	$845,015	2.3%

2008	Property and casualty	$1,409,736	$478,268	$17,184	$948,652	1.8%

Schedule V – Valuation and Qualifying Accounts
 ALLEGHANY CORPORATION AND SUBSIDIARIES

			Charged to	Charged to
		Balance at	Costs and	Other	Deductions-	Balance at
Year	Description	January 1,	Expenses	Accounts-Describe	Describe	December 31,
		(in thousands)

2010	Allowance for uncollectible reinsurance recoverables	$—	$—	$—	$—	$—

	Allowance for uncollectible premiums receivable	$974	$769	$—	$679	$1,064

2009	Allowance for uncollectible reinsurance recoverables	$—	$—	$—	$—	$—

	Allowance for uncollectible premiums receivable	$3,412	$918	$—	$3,356	$974

2008	Allowance for uncollectible reinsurance recoverables	$—	$—	$—	$—	$—

	Allowance for uncollectible premiums receivable	$1,232	$3,486	$—	$1,306	$3,412

SCHEDULE VI – Supplemental Information Concerning Insurance Operations
 ALLEGHANY CORPORATION AND SUBSIDIARIES

	At December 31,					For the Years Ended December 31,
				Discount,				Claims
				if Any,				and Claim
			Reserves	Deducted				Adjustment
			for	in Reserves				Expenses
			Unpaid	for Unpaid				Incurred		Amortization
		Deferred	Claims	Claims				Related to		of Deferred	Paid Claims
		Policy	and Claim	and Claim			Net	(1)	(2)	Policy	and Claim
		Acquisition	Adjustment	Adjustment	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Year	Line of Business	Costs	Expenses	Expenses	Premiums	Premiums	Income	Year	Year	Costs	Expenses	Written
(in thousands)

2010	Property and Casualty	$67,692	$2,328,742	$—	$523,927	$768,134	$128,878	$411,606	$(33,669)	$143,842	$469,851	$736,154

2009	Property and Casualty	$71,098	$2,520,979	$—	$573,906	$845,015	$116,719	$459,943	$(17,839)	$147,635	$439,086	$830,829

2008	Property and Casualty	$71,753	$2,578,590	$—	$614,067	$948,652	$112,596	$612,836	$(42,817)	$155,151	$412,651	$898,221

INDEX TO EXHIBITS

Exhibit
Number		Description

1.01		Underwriting Agreement, dated September 15, 2010, by and among Alleghany and U.S. Bancorp Investments, Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the underwriters named therein, filed as Exhibit 1.1 to Alleghany’s Current Report on Form 8-K filed on September 20, 2010, is incorporated herein by reference.
3.01		Restated Certificate of Incorporation of Alleghany, as amended by Amendment accepted and received for filing by the Secretary of State of the State of Delaware on June 23, 1988, filed as Exhibit 3.1 to Alleghany’s Registration Statement on Form S-3 (No. 333-134996) filed on June 14, 2006, is incorporated herein by reference.
3.02		By-laws of Alleghany, as amended December 18, 2007, filed as Exhibit 3.2 to Alleghany’s Current Report on Form 8-K filed on December 20, 2007, is incorporated herein by reference.
3.03		Certificate of Elimination of 5.75% Mandatory Convertible Preferred Stock of Alleghany, filed as Exhibit 3.1 to Alleghany’s Current Report on Form 8-K filed on July 21, 2009, is incorporated herein by reference.
4.01		Specimen certificates representing shares of common stock, par value $1.00 per share, of Alleghany, filed as Exhibit 4.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, is incorporated herein by reference.
4.02		Indenture, dated as of September 20, 2010, by and between Alleghany and The Bank of New York Mellon, as Trustee, filed as Exhibit 4.1 to Alleghany’s Current Report on Form 8-K filed on September 20, 2010, is incorporated herein by reference.
4.03		First Supplemental Indenture, dated as of September 20, 2010, by and between Alleghany and The Bank of New York Mellon, as Trustee, including the form of the Senior Notes attached as Exhibit A thereto, filed as Exhibit 4.2 to Alleghany’s Current Report on Form 8-K filed on September 20, 2010, is incorporated herein by reference.
*10	.01	Alleghany 2005 Management Incentive Plan, filed as Exhibit 10.4 to Alleghany’s Current Report on Form 8-K filed on October 22, 2007, is incorporated herein by reference.
*10	.02	Alleghany 2010 Management Incentive Plan, filed as Exhibit 10.3 to Alleghany’s Current Report on Form 8-K filed on April 26, 2010, is incorporated herein by reference.
*10	.03	Alleghany Officers and Highly Compensated Employees Deferred Compensation Plan, as amended and restated as of January 1, 2008, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on December 18, 2008, is incorporated herein by reference.
*10	.04	Alleghany Officers and Highly Compensated Employees Deferred Compensation Plan, as amended and restated as of January 1, 2011, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on January 20, 2011, is incorporated herein by reference.
*10	.05	Alleghany 2002 Long-Term Incentive Plan, adopted and effective April 26, 2002, as amended, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on December 18, 2008, is incorporated herein by reference.
*10	.06	Alleghany 2007 Long-Term Incentive Plan, adopted and effective April 27, 2007, as amended, filed as Exhibit 10.3 to Alleghany’s Current Report on Form 8-K filed on December 18, 2008, is incorporated herein by reference.
*10	.07	Alleghany Retirement Plan, amended and restated effective December 31, 2007, filed as Exhibit 10.05 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*	Compensatory plan or arrangement.

Exhibit
Number		Description

*10	.08	Alleghany Retirement Plan, amended and restated effective January 1, 2011, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on December 17, 2010, is incorporated herein by reference.
*10	.09	Description of Alleghany Group Long Term Disability Plan effective as of July 1, 1995, filed as Exhibit 10.10 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.
*10	.10	Alleghany 2000 Directors’ Stock Option Plan effective April 28, 2000, filed as Exhibit A to Alleghany’s Proxy Statement, filed in connection with its Annual Meeting of Stockholders held on April 28, 2000, is incorporated herein by reference.
*10	.11	Alleghany Non-Employee Directors’ Retirement Plan, as amended, effective December 19, 2006, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on December 22, 2006, is incorporated herein by reference.
*10	.12(a)	Alleghany 2005 Directors’ Stock Plan, as amended as of December 31, 2008, filed as Exhibit 10.12(a) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
*10	.12(b)	Form of Option Agreement under the Alleghany 2005 Directors’ Stock Plan, as amended as of December 16, 2008, filed as Exhibit 10.12(a) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
*10	.12(c)	Amended and Restated Stock Unit Supplement to the Alleghany 2005 Directors’ Stock Plan, as amended as of December 16, 2008, filed as Exhibit 10.12(c) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
*10	.13(a)	Alleghany 2010 Directors’ Stock Plan, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 26, 2010, is incorporated herein by reference.
*10	.13(b)	Form of Option Agreement under the Alleghany 2010 Directors’ Stock Plan, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on April 26, 2010, is incorporated herein by reference.
10.14		Terms and Provisions Governing 2011 ACP Incentive Awards, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on January 20, 2011, is incorporated herein by reference.
10	.15(a)	Employment Agreement, dated October 7, 2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.
*10	.15(b)	Restricted Stock Unit Matching Grant Agreement, dated October 7, 2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.
*10	.15(c)	Restricted Stock Award Agreement, dated December 31, 2004, between Alleghany and Weston M. Hicks, filed as Exhibit 10.11(d) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.
*10	.15(d)	Letter Agreement, dated April 15, 2008, between Alleghany and Weston M. Hicks, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 21, 2008, is incorporated herein by reference.
*10	.16	Restricted Stock Award Agreement, dated as of December 21, 2004 between Alleghany and Roger B. Gorham, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 21, 2005, is incorporated herein by reference.

*	Compensatory plan or arrangement.

Exhibit
Number		Description

10	.17(a)	Asset Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville Sales Corporation (the “Celite Asset Purchase Agreement”), filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.
10	.17(b)	List of Contents of Exhibits and Schedules to the Celite Asset Purchase Agreement, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.17(c)	Amendment No. 1 dated as of July 31, 1991 to the Celite Asset Purchase Agreement, filed as Exhibit 10.3 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.
10	.17(d)	Amendment No. 2 dated as of May 11, 2006 to the Celite Asset Purchase Agreement, filed as Exhibit 10.4 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.
10	.18(a)	Acquisition Agreement, dated as of June 6, 2003, by and between Royal Group, Inc. and AIHL (the “Resurgens Specialty Acquisition Agreement”), filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.18(b)	List of Contents of Exhibits and Schedules to the Resurgens Specialty Acquisition Agreement, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.19(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and RIC (the “Royal Indemnity Company Quota Share Reinsurance Agreement”), filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.19(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company Quota Share Reinsurance Agreement, filed as Exhibit 10.5 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.20(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal Surplus Lines Insurance Company and RIC (the “Royal Surplus Lines Insurance Company Quota Share Reinsurance Agreement”), filed as Exhibit 10.6 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.20(b)	List of Contents of Exhibits and Schedules to the Royal Surplus Lines Insurance Company Quota Share Reinsurance Agreement, filed as Exhibit 10.7 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.21(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Landmark and RIC (the “Landmark Quota Share Reinsurance Agreement”), filed as Exhibit 10.8 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.21(b)	List of Contents of Exhibits and Schedules to the Landmark Quota Share Reinsurance Agreement, filed as Exhibit 10.9 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

Exhibit
Number		Description

10	.22(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Indemnity Company, Resurgens Specialty and RIC (the “Royal Indemnity Company Administrative Services Agreement”), filed as Exhibit 10.10 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.22(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company Administrative Services Agreement, filed as Exhibit 10.11 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.23(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Surplus Lines Insurance Company, Resurgens Specialty and RIC (the “Royal Surplus Lines Insurance Company Administrative Services Agreement”), filed as Exhibit 10.12 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.23(b)	List of Contents of Exhibits and Schedules to the Royal Surplus Lines Insurance Company Administrative Services Agreement, filed as Exhibit 10.13 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.24(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Insurance Company of America, Resurgens Specialty and RIC (the “Royal Insurance Company of America Administrative Services Agreement”), filed as Exhibit 10.14 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.24(b)	List of Contents of Exhibits and Schedules to the Royal Insurance Company of America Administrative Services Agreement, filed as Exhibit 10.15 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.25(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Landmark, Resurgens Specialty and RIC (the “Landmark Administrative Services Agreement”), filed as Exhibit 10.16 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.25(b)	List of Contents of Exhibits and Schedules to the Landmark Administrative Services Agreement, filed as Exhibit 10.17 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10.26		Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Royal Indemnity Company Administrative Services Agreement), filed as Exhibit 10.21 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10.27		Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Royal Surplus Lines Insurance Company Administrative Services Agreement), filed as Exhibit 10.22 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

Exhibit
Number		Description

10.28		Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Royal Insurance Company of America Administrative Services Agreement), filed as Exhibit 10.23 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10.29		Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Landmark Administrative Services Agreement), filed as Exhibit 10.24 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.30(a)	Stock Purchase Agreement, dated as of June 6, 2003, by and between AIHL and Guaranty National Insurance Company (the “Landmark Stock Purchase Agreement”), filed as Exhibit 10.42 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.30(b)	List of Contents of Exhibits and Schedules to the Landmark Stock Purchase Agreement, filed as Exhibit 10.43 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.31(a)	Stock Purchase Agreement, dated as of June 12, 2003, by and between Swiss Re America Holding Corporation and RSUI (the “RIC Stock Purchase Agreement”), filed as Exhibit 10.44 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.
10	.31(b)	List of Contents of Exhibits and Schedules to the RIC Stock Purchase Agreement, filed as Exhibit 10.45 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.32(a)	RIC (Landmark) Quota Share Reinsurance Agreement, dated as of September 2, 2003, by and between Landmark and Royal Indemnity Company (the “Royal Indemnity Company (Landmark) Quota Share Reinsurance Agreement”), filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.
10	.32(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company (Landmark) Quota Share Reinsurance Agreement, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.33(a)	RIC (Landmark) Administrative Services Agreement, dated as of September 2, 2003, by and between Royal Indemnity Company and Landmark (the “Royal Indemnity Company (Landmark) Administrative Services Agreement”), filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.
10	.33(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company (Landmark) Administrative Services Agreement, filed as Exhibit 10.5 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10	.34(a)	Stock Purchase Agreement, dated as of May 19, 2005, by and among Imerys USA, Inc., Imerys, S.A. and Alleghany (the “Imerys Stock Purchase Agreement”), filed as Exhibit 10.1(a) to Alleghany’s Current Report on Form 8-K filed on May 23, 2005, is incorporated herein by reference.

Exhibit
Number		Description

10	.34(b)	List of Contents of Exhibits and Schedules to the Imerys Stock Purchase Agreement, filed as Exhibit 10.1(b) to Alleghany’s Current Report on Form 8-K filed on May 23, 2005, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10.35		Agreement and Plan of Merger, dated as of June 27, 2008, by and among Darwin, AWAC and Allied World Merger Company, filed as Exhibit 2.1 to Alleghany’s Current Report on Form 8-K filed on June 30, 2008, is incorporated herein by reference.
10.36		Voting Agreement, dated as of June 27, 2008, by and between AIHL and AWAC, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on June 30, 2008, is incorporated herein by reference.
10	.37(a)	Credit Agreement, dated as of September 9, 2010, among Alleghany, the lenders which are signatories thereto and U.S. Bank National Association as administrative agent for the lenders (the “Credit Agreement”), filed as Exhibit 10.1(a) to Alleghany’s Current Report on Form 8-K filed on September 14, 2010, is incorporated herein by reference.
10	.37(b)	List of Contents of Exhibits and Schedules to the Credit Agreement, filed as Exhibit 10.1(b) to Alleghany’s Current Report on Form 8-K filed on September 14, 2010, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
10.38		Security Agreement, dated as of September 9, 2010, by and among the Company and U.S. Bank National Association, as collateral agent, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on September 14, 2010, is incorporated herein by reference.
12.1		Statement regarding Calculation of Ratio of Earnings to Fixed Charges.
21		List of subsidiaries of Alleghany.
23		Consent of KPMG LLP, independent registered public accounting firm, to the incorporation by reference of its reports relating to the financial statements, the related schedules of Alleghany and subsidiaries and its attestation report.
31.1		Certification of the Chief Executive Officer of Alleghany pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer of Alleghany pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer of Alleghany pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Annual Report on Form 10-K.
32.2		Certification of the Chief Financial Officer of Alleghany pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Annual Report on Form 10-K.
101.1		Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009; (ii) Consolidated Statements of Earnings and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and (v) Notes to the Audited Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this Exhibit 101.1 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under those sections.