Form 10-Q
period 2011-03-31
ALLEGHANY CORP /DE
filed 2011-05-05
CIK 775368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED MARCH 31, 2011

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
8,928,825 SHARES AS OF APRIL 29, 2011

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Item 4. Controls and Procedures.
PART II. OTHER INFORMATION
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 6. Exhibits.
SIGNATURE
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(in thousands, except
	share amounts)
	(unaudited)
Assets
Investments
Available-for-sale securities at fair value:
Equity securities (cost: 2011 — $1,284,686; 2010 — $1,310,009)	$1,598,682	$1,500,686
Debt securities (amortized cost: 2011 — $2,783,146; 2010 — $2,778,117)	2,831,302	2,832,411
Short-term investments	246,072	264,811

	4,676,056	4,597,908

Other invested assets	204,634	207,294

Total investments	4,880,690	4,805,202

Cash	64,881	76,741
Premium balances receivable	144,251	128,075
Reinsurance recoverables	867,777	873,295
Ceded unearned premium reserves	137,684	144,065
Deferred acquisition costs	65,814	67,692
Property and equipment at cost, net of accumulated depreciation and amortization	20,189	19,504
Goodwill and other intangibles, net of amortization	141,474	142,312
Net deferred tax assets	17,714	77,147
Other assets	189,525	97,666

	$6,529,999	$6,431,699

Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	$2,290,226	$2,328,742
Unearned premiums	503,105	523,927
Senior Notes	298,952	298,923
Reinsurance payable	44,353	41,500
Current taxes payable	2,557	3,220
Other liabilities	338,824	326,519

Total liabilities	3,478,017	3,522,831

Common stock (shares authorized: 2011 and 2010 — 22,000,000; issued and outstanding 2011 — 9,300,143; 2010 — 9,300,448)	9,118	9,118
Contributed capital	928,251	928,816
Accumulated other comprehensive income	241,866	170,262
Treasury stock, at cost (2011 — 364,793 shares; 2010 — 351,532 shares)	(103,926)	(99,686)
Retained earnings	1,976,673	1,900,358

Total stockholders’ equity	3,051,982	2,908,868

	$6,529,999	$6,431,699

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings and Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands, except
	per share amounts)
Revenues
Net premiums earned	$180,980	$194,700
Net investment income	31,579	31,429
Net realized capital gains	34,692	26,467
Other than temporary impairment losses	—	(1,077)
Other income	885	133

Total revenues	248,136	251,652

Costs and expenses
Loss and loss adjustment expenses	71,022	96,627
Commissions, brokerage and other underwriting expenses	66,528	66,356
Other operating expenses	10,246	8,851
Corporate administration	6,379	5,234
Interest expense	4,452	219

Total costs and expenses	158,627	177,287

Earnings before income taxes	89,509	74,365
Income taxes	18,169	16,196

Net earnings	$71,340	$58,169

Other comprehensive income
Change in unrealized gains (losses), net of deferred taxes	$99,262	$29,818
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes	(22,550)	(16,504)
Other	(129)	49

Comprehensive income	$147,923	$71,532

Basic earnings per share*	$7.99	$6.31
Diluted earnings per share*	$7.97	$6.25

*	Amounts reflect subsequent common stock dividends.
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Cash flows from operating activities
Net earnings	$71,340	$58,169
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,775	10,587
Net realized capital (gains) losses	(34,692)	(26,467)
Other than temporary impairment losses	—	1,077
(Increase) decrease in other assets	(73,953)	(2,705)
(Increase) decrease in reinsurance receivable, net of reinsurance payable	8,371	7,644
(Increase) decrease in premium balances receivable	(16,176)	(6,303)
(Increase) decrease in ceded unearned premium reserves	6,381	8,511
(Increase) decrease in deferred acquisition costs	1,878	3,130
Increase (decrease) in other liabilities and current taxes	(14,126)	(21,744)
Increase (decrease) in unearned premiums	(20,822)	(33,097)
Increase (decrease) in loss and loss adjustment expenses	(38,516)	(41,653)

Net adjustments	(174,880)	(101,020)

Net cash (used in) provided by operating activities	(103,540)	(42,851)

Cash flows from investing activities
Purchase of investments	(399,118)	(480,229)
Sales of investments	421,330	440,116
Maturities of investments	58,647	59,564
Purchases of property and equipment	(2,584)	(1,389)
Net change in short-term investments	18,753	58,208
Other, net	652	(2,828)

Net cash (used in) provided by investing activities	97,680	73,442

Cash flows from financing activities
Treasury stock acquisitions	(6,402)	(7,517)
Other, net	402	175

Net cash (used in) provided by financing activities	(6,000)	(7,342)

Net cash increase (decrease) in cash	(11,860)	23,249
Cash at beginning of period	76,741	32,526

Cash at end of period	$64,881	$55,775

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8,203	$—
Income taxes paid (refunds received)	$260	$2,453
See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
1. Principles of Financial Statement Presentation
     This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”) of Alleghany Corporation (“Alleghany”).
     Alleghany, a Delaware corporation, which together with its subsidiaries is referred to as “Alleghany” unless the context otherwise requires, is engaged in the property and casualty and surety insurance business through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”). AIHL’s insurance business is conducted through its wholly-owned subsidiaries RSUI Group, Inc. (“RSUI”), Capitol Transamerica Corporation and Platte River Insurance Company (collectively “CATA”), and Pacific Compensation Corporation (“PCC”). AIHL Re LLC (“AIHL Re”), a captive reinsurance subsidiary of AIHL, has in the past provided reinsurance to Alleghany operating units and affiliates. Alleghany’s equity investments, including those held by AIHL’s insurance operating units, are managed primarily by Alleghany Capital Partners LLC, an indirect, wholly-owned subsidiary of Alleghany. Alleghany also owns and manages properties in the Sacramento, California region through its subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”). In addition, Alleghany owns approximately 33 percent of the outstanding shares of common stock of Homesite Group Incorporated (“Homesite”), a national, full-service, mono-line provider of homeowners insurance, and approximately 38 percent of ORX Exploration, Inc. (“ORX”), a regional oil and gas exploration and production company. Alleghany also makes strategic investments in operating companies and conducts other activities at the parent level.
     The financial statements contained in this Quarterly Report on Form 10-Q are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to a fair statement of results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.
     The accompanying unaudited consolidated financial statements include the results of Alleghany and its wholly-owned and majority-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company balances and transactions have been eliminated in consolidation.
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
     Certain prior year amounts have been reclassified to conform to the 2011 presentation.

2. Recent Accounting Standards
Recently Adopted
     In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that provides for additional financial statement disclosure regarding financing receivables, including the credit quality and allowance for credit losses associated with such assets. This guidance is generally effective for interim and annual periods beginning after December 15, 2010, with certain disclosures effective for interim and annual periods ending on or after December 31, 2010. Alleghany fully adopted this guidance in the 2011 first quarter, and the implementation did not have any impact on its results of operations and financial condition.
Future Application of Accounting Standards
     In October 2010, the FASB issued guidance that provides additional clarification for costs associated with acquiring or renewing insurance contracts. This guidance states that only incremental, direct costs associated with the successful acquisition of a new or renewal insurance contract may be capitalized as deferred acquisition costs. Furthermore, such costs: (i) must be essential to the contract transaction; (ii) would not have been incurred had the contract transaction not occurred; and (iii) must be related directly to the acquisition activities involving underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in separate “direct-response” advertising guidance within GAAP are met. All other acquisition-related costs and other expenses should be charged to expense as incurred. This guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted (but only at the beginning of an entity’s annual reporting period). Alleghany will adopt this guidance in the 2012 first quarter, and Alleghany does not currently believe that the implementation will have a material impact on its results of operations and financial condition.
3. Earnings Per Share of Common Stock
     The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2011 and 2010 (in millions, except share amounts):

	2011	2010
Net earnings	$71.3	$58.2
Effect of dilutive securities	(0.1)	(0.5)

Income available to common stockholders for diluted earnings per share	$71.2	$57.7

Weighted average shares outstanding applicable to basic earnings per share	8,928,807	9,213,252
Effect of dilutive securities	7,161	10,427

Adjusted weighted average shares outstanding applicable to diluted earnings per share	8,935,968	9,223,679

     Contingently issuable shares of 45,579 and 40,398 were potentially available during the 2011 and 2010 first quarters, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.
     Earnings per share by quarter may not equal the amount for the full year due to the timing of treasury stock purchases and rounding.
4. Commitments and Contingencies
     (a) Leases
     Alleghany leases certain facilities, furniture and equipment under long-term lease agreements.
     (b) Litigation
     Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provisions were adequate as of March 31, 2011.

     (c) Asbestos and Environmental Impairment Exposure
     AIHL’s reserves for unpaid loss and loss adjustment expenses include $14.0 million of gross reserves and $13.9 million of net reserves as of March 31, 2011, and $14.1 million of gross reserves and $14.0 million of net reserves as of December 31, 2010, for asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976. This subsidiary exited such business in 1976. Additional information concerning CATA’s asbestos and environmental exposure can be found in Note 13 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2010 10-K.
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
     The Products Liability Indemnification is divided into two parts, the first relating to products liability claims arising in respect of events occurring during the period prior to Alleghany’s acquisition of the World Minerals business from Johns Manville Corporation, Inc., formerly known as Manville Sales Corporation (“Manville”), in July 1991 (the “Manville Period”), and the second relating to products liability claims arising in respect of events occurring during the period of Alleghany ownership.
     Under the terms of the Stock Purchase Agreement, Alleghany will provide indemnification at a rate of 100 percent for the first $100.0 million of losses arising from products liability claims relating to the Manville Period and at a rate of 50 percent for the next $100.0 million of such losses, so that Alleghany’s maximum indemnification obligation in respect of products liability claims relating to the Manville Period is $150.0 million. This indemnification obligation in respect of Manville Period products liability claims will expire on July 31, 2016. The Stock Purchase Agreement states that it is the intention of the parties that, with regard to losses incurred in respect of products liability claims relating to the Manville Period, recovery should first be sought from Manville, and that Alleghany’s indemnification obligation in respect of products liability claims relating to the Manville Period is intended to indemnify the Purchaser for such losses which are not recovered from Manville within a reasonable period of time after recovery is sought from Manville. In connection with World Minerals’ acquisition of the assets of the industrial minerals business of Manville in 1991, Manville agreed to indemnify World Minerals for certain products liability claims, in respect of products of the industrial minerals business manufactured during the Manville Period, asserted against World Minerals through July 31, 2006. In June 2006, Manville agreed to extend its indemnification for such claims asserted against World Minerals through July 31, 2009. Notwithstanding the expiration of the Manville indemnity on July 31, 2009, World Minerals did not, as part of its 1991 acquisition of the assets of Manville’s industrial minerals business assets, assume liability for product liability claims to the extent that such claims relate, in whole or in part, to the Manville Period, and Manville should continue to be responsible for such claims. The Stock Purchase Agreement provides that Alleghany has no responsibility for products liability claims arising in respect of events occurring after the closing, and that any products liability claims involving both pre-closing and post-closing periods will be apportioned on an equitable basis.
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
     Additional information concerning the Products Liability Indemnification and Contract Indemnification can be found in Note 13 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2010 10-K.
     Based on Alleghany’s historical experience and other analyses, in July 2005, Alleghany established a $0.6 million reserve in connection with the Products Liability Indemnification for the Alleghany Period. Such reserve was approximately $0.2 million at both March 31, 2011 and December 31, 2010.

     (e) Equity Holdings Concentration
     As of March 31, 2011 and December 31, 2010, Alleghany had a concentration of market risk in its available-for-sale equity securities portfolio with respect to certain energy sector businesses of $1,084.0 million and $1,004.8 million, respectively. Of the $1,084.0 million, $673.0 million represents Alleghany’s ownership of common stock of Exxon Mobil Corporation.
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
     Alleghany’s reportable segment is reported in a manner consistent with the way management evaluates the businesses. As such, insurance underwriting activities are evaluated separately from investment activities. Net realized capital gains and other-than-temporary impairment losses are not considered relevant in evaluating investment performance on an annual basis. Segment accounting policies are described in Note 1 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2010 10-K.
     The primary components of “corporate activities” are Alleghany Properties, Alleghany’s investments in Homesite and ORX and strategic investments and other activities at the parent level.

	Three Months Ended
	March 31,
	2011	2010
	(in millions)
Revenues:
AIHL insurance group:
Net premiums earned
RSUI	$141.6	$150.3
CATA	39.3	40.6
PCC	0.1	3.8

	181.0	194.7

Net investment income	30.2	33.4
Net realized capital gains	34.7	22.7
Other than temporary impairment losses (1)	—	(1.1)
Other income	0.1	0.1

Total insurance group	246.0	249.8

Corporate activities:
Net investment income (2)	1.4	(1.9)
Net realized capital gains	—	3.8
Other than temporary impairment losses	—	—
Other income	0.7	—

Total	$248.1	$251.7

Earnings before income taxes:
AIHL insurance group:
Underwriting profit (loss) (3)
RSUI	$49.0	$36.8
CATA	0.7	0.3
PCC	(6.3)	(5.4)

	43.4	31.7

Net investment income	30.2	33.4
Net realized capital gains	34.7	22.7
Other than temporary impairment losses (1)	—	(1.1)
Other income, less other expenses	(9.7)	(8.4)

Total insurance group	98.6	78.3

Corporate activities:
Net investment income (2)	1.4	(1.9)
Net realized capital gains	—	3.8
Other than temporary impairment losses	—	—
Other income	0.7	—
Corporate administration and other expenses	6.8	5.7
Interest expense	4.4	0.1

Total	$89.5	$74.4

(1)	Reflects impairment charges for unrealized losses related to AIHL’s investment portfolio that were deemed to be other-than-temporary. See Note 7(c).

(2)	Includes $0.5 million and $1.8 million of Alleghany’s equity in losses of Homesite for the three months ended March 31, 2011 and 2010, respectively, and $1.0 million and $2.4 million of Alleghany’s equity in losses of ORX for the three months ended March 31, 2011 and 2010, respectively.

(3)	Represents net premiums earned less loss and loss adjustment expenses and commission, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, other-than-temporary impairment losses, other income or other expenses. Commission, brokerage and other underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses attributable primarily to underwriting activities, whereas the remainder constitutes other expenses.

6. Reinsurance
     As discussed in the 2010 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2011. RSUI placed all of its catastrophe reinsurance program for the 2011-2012 period, and the new program is similar to the expired program. The new reinsurance program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 47.0 percent co-participation by RSUI (compared with a 33.0 percent co-participation under the expired program), in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5 percent co-participation by RSUI, in excess of $200.0 million. In addition, RSUI’s property per risk reinsurance program for the 2011-2012 period provides RSUI with coverage for $90.0 million of losses, before a 10.0 percent co-participation by RSUI, in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance. As discussed in Note 5(a) to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2010 10-K, RSUI reinsures its other lines of business through quota share treaties, except for professional liability and binding authority lines where RSUI retains all of such business.
7. Investments
     (a) Fair Value
     The estimated carrying values and fair values of Alleghany’s consolidated financial instruments as of March 31, 2011 and December 31, 2010 were as follows (in millions):

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Investments (excluding equity method investments)*	$4,702.2	$4,702.2	$4,622.7	$4,622.7
Liabilities
Senior Notes**	$299.0	$302.4	$298.9	$291.8

*	This table includes available-for-sale investments (securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method (Homesite, ORX and other investments) and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.

**	See Note 7 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2010 10-K.
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

     The estimated fair values of Alleghany’s financial instruments as of March 31, 2011 and December 31, 2010 allocated among the three levels set forth above were as follows (in millions):

	Level 1	Level 2	Level 3	Total
As of March 31, 2011
Equity securities:
Common stock(1)	$1,598.7	$—	$—	$1,598.7
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	275.9	30.5	—	306.4
Mortgage and asset-backed securities(2)	—	952.0	—	952.0
States, municipalities and political subdivision bonds	—	1,033.0	—	1,033.0
Foreign bonds	—	117.7	—	117.7
Corporate bonds and other	—	422.2	—	422.2

	275.9	2,555.4	—	2,831.3

Short-term investments	146.8	99.3	—	246.1
Other invested assets(3)	—	—	26.1	26.1

Investments (excluding equity method investments)	$2,021.4	$2,654.7	$26.1	$4,702.2

Senior Notes	$—	$302.4	$—	$302.4

As of December 31, 2010
Equity securities:
Common stock(1)	$1,500.7	$—	$—	$1,500.7
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	307.3	30.5	—	337.8
Mortgage and asset-backed securities(2)	—	866.5	—	866.5
States, municipalities and political subdivision bonds	—	1,068.5	—	1,068.5
Foreign bonds	—	114.2	—	114.2
Corporate bonds and other	—	445.4	—	445.4

	307.3	2,525.1	—	2.832.4

Short-term investments	86.4	178.4	—	264.8
Other invested assets(3)	—	—	24.8	24.8

Investments (excluding equity method investments)	$1,894.4	$2,703.5	$24.8	$4,622.7

Senior Notes	$—	$291.8	$—	$291.8

(1)	Of the $1,598.7 million of fair value as of March 31, 2011, $1,084.0 million related to certain energy sector businesses. Of the $1,500.7 million of fair value as of December 31, 2010, $1,004.8 million related to certain energy sector businesses.

(2)	Of the $952.0 million of fair value as of March 31, 2011, $498.8 million related to residential mortgage-backed securities (“RMBS”), $172.6 million related to commercial mortgage-backed securities (“CMBS”) and $280.6 million related to other asset-backed securities. Of the $866.5 million of fair value as of December 31, 2010, $499.9 million related to RMBS, $173.4 million related to CMBS and $193.2 million related to other asset-backed securities.

(3)	Level 3 securities consist of partnership investments. The carrying value of partnership investments of $26.1 million increased by $1.3 million from the December 31, 2010 carrying value of $24.8 million, due primarily to an increase in estimated fair value during the period.

     (b) Available-For-Sale Securities
     Available-for-sale securities as of March 31, 2011 and December 31, 2010 are summarized as follows (in millions):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
As of March 31, 2011
Equity securities:
Common stock(1)	$1,284.7	$316.1	$(2.1)	$1,598.7
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	304.0	3.8	(1.4)	306.4
Mortgage and asset-backed securities(2)	928.7	29.2	(5.9)	952.0
States, municipalities and political subdivision bonds	1,023.4	22.8	(13.2)	1,033.0
Foreign bonds	116.5	2.2	(1.0)	117.7
Corporate bonds and other	410.5	13.6	(1.9)	422.2

	2,783.1	71.6	(23.4)	2,831.3

Short-term investments	246.1	—	—	246.1

	$4,313.9	$387.7	$(25.5)	$4,676.1

Industry Segment
AIHL insurance group	$3,758.3	$268.0	$(25.5)	$4,000.8
Corporate activities	555.6	119.7	—	675.3

	$4,313.9	$387.7	$(25.5)	$4,676.1

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
As of December 31, 2010
Equity securities:
Common stock(1)	$1,310.0	$196.3	$(5.6)	$1,500.7
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	334.4	4.6	(1.2)	337.8
Mortgage and asset-backed securities(2)	841.0	31.8	(6.3)	866.5
States, municipalities and political subdivision bonds	1,058.1	25.4	(15.0)	1,068.5
Foreign bonds	112.7	2.4	(0.9)	114.2
Corporate bonds and other	431.9	14.9	(1.4)	445.4

	2,778.1	79.1	(24.8)	2,832.4

Short-term investments	264.8	—	—	264.8

	$4,352.9	$275.4	$(30.4)	$4,597.9

Industry Segment
AIHL insurance group	$3,760.3	$232.7	$(30.4)	$3,962.6
Corporate activities	592.6	42.7	—	635.3

	$4,352.9	$275.4	$(30.4)	$4,597.9

(1)	Of the $1,598.7 million of fair value as of March 31, 2011, $1,084.0 million related to certain energy sector businesses. Of the $1,500.7 million of fair value as of December 31, 2010, $1,004.8 million related to certain energy sector businesses.

(2)	Of the $952.0 million of fair value as of March 31, 2011, $498.8 million related to RMBS, $172.6 million related to CMBS and $280.6 million related to other asset-backed securities. Of the $866.5 million of fair value as of December 31, 2010, $499.9 million related to RMBS, $173.4 million related to CMBS and $193.2 million related to other asset-backed securities.

     The amortized cost and estimated fair value of debt securities as of March 31, 2011 by contractual maturity are shown below (in millions). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Short-term investments due in one year or less	$246.1	$246.1

Mortgage and asset-backed securities	928.7	952.0

Debt securities
One year or less	217.2	219.5
Over one through five years	650.8	669.8
Over five through ten years	543.2	553.0
Over ten years	443.2	437.0

Equity securities	1,284.7	1,598.7

	$4,313.9	$4,676.1

     The proceeds from sales of available-for-sale securities were $421.3 million and $440.1 million for the three months ended March 31, 2011 and 2010, respectively. The amounts of gross realized capital gains and gross realized capital losses of available-for-sale securities (primarily, equity securities) for the three months ended March 31, 2011 and March 31, 2010 were:

	Three Months
	Ended March 31,
	2011	2010
	(in millions)
Gross realized gains	$40.9	$27.1
Gross realized losses	(6.2)	(0.6)

Net realized gains	$34.7	$26.5

     The gross loss amounts exclude other-than-temporary impairment losses, as discussed below. Realized gains and losses on investments are determined in accordance with the specific identification method.
     (c) Other-Than-Temporary-Impairment Losses
     Alleghany holds it equity and debt securities as available for sale, and as such, these securities are recorded at fair value. Alleghany continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If a decline in the value of a particular investment is deemed temporary, Alleghany records the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, Alleghany writes it down to the carrying value of the investment and records an other-than-temporary impairment loss on its statement of earnings, regardless of whether Alleghany continues to hold the applicable security. In addition, under GAAP, any portion of such decline that relates to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income.
     Management’s assessment of a decline in value initially involves an evaluation of all securities that are in an unrealized loss position, regardless of the duration or severity of the loss, as of the applicable balance sheet date. Such initial review consists primarily of assessing whether:
(i)	there has been a negative news event with respect to the issuer of any such security (irrespective of the duration or severity of its loss) that could indicate the existence of an other-than-temporary impairment;

(ii)	Alleghany has the ability and intent to hold an equity security for a period of time sufficient to allow for an anticipated recovery (generally considered to be less than one year from the balance sheet date); and

(iii)	it is more likely than not that Alleghany will sell a debt security before recovery of its amortized cost basis.
     To the extent that an equity security in an unrealized loss position is not impaired based on the initial review described above, Alleghany then further evaluates such equity security and deems it to be other-than-temporarily impaired if its decline in fair value has existed for twelve months or more or if its decline in fair value from its cost is greater than 50 percent, absent compelling evidence to the contrary.

     Alleghany then evaluates all remaining equity securities that are in an unrealized loss position the cost of which:
(i)	exceeds their fair value by 20 percent or more as of the balance sheet date; or

(ii)	has exceeded their fair value continuously for six (6) months or more preceding the balance sheet date.
This evaluation takes into account quantitative and qualitative factors in determining whether such securities are other-than-temporarily impaired including:
•	market valuation metrics associated with the equity security (e.g., dividend yield and price-to-earnings ratio);

•	current views on the equity security, as expressed by either Alleghany’s internal stock analysts and/or by independent stock analysts or rating agencies; and

•	discrete credit or news events associated with a specific company, such as negative news releases and rating agency downgrades with respect to the issuer of the investment.
     To the extent that a debt security that is in an unrealized loss position is not impaired based on the initial review described above, Alleghany will consider a debt security to be impaired when it believes it to be probable that Alleghany will not be able to collect all amounts due under the security’s contractual terms.
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
     There were no other-than-temporary impairment losses for the three months ended March 31, 2011. Other-than-temporary impairment losses for the three months ended March 31, 2010 reflect $1.1 million of unrealized losses that were deemed to be other-than-temporary and, as such, were required to be charged against earnings. All of the $1.1 million of other-than-temporary impairment losses related to equity holdings. The determination that unrealized losses on such securities were other-than-temporary was primarily based on the severity and duration of the declines in fair value of such securities relative to their cost as of the balance sheet date.
     After adjusting the cost basis of securities for the recognition of other-than-temporary impairment losses, the gross unrealized investment losses for debt and equity securities as of March 31, 2011 were deemed to be temporary, based on, among other things:
•	the duration of time and the relative magnitude to which fair values of these investments has been below cost was not indicative of an other-than-temporary impairment loss (for example, no equity security was in a continuous unrealized loss position for twelve months or more as of March 31, 2011);

•	the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term prospects of the issuer of the investment; and

•	Alleghany’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

     Such gross unrealized investment losses and related fair value for debt securities and equity securities as of March 31, 2011 and December 31, 2010, were as follows (in millions):

	2011		2010
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Debt securities:
U.S. Government obligations
Less than 12 months	$69.5	$1.4	$49.7	$1.2
More than 12 months	—	—	—	—
Mortgage and asset-backed securities
Less than 12 months	282.6	3.0	170.8	2.8
More than 12 months	34.2	2.9	39.5	3.5
States, municipalities and political subdivision bonds
Less than 12 months	337.8	12.6	349.1	14.4
More than 12 months	6.7	0.6	7.7	0.6
Foreign bonds
Less than 12 months	43.4	1.0	45.2	0.9
More than 12 months	—	—	—	—
Corporate bonds and other
Less than 12 months	67.9	1.9	63.1	1.4
More than 12 months	—	—	—	—

Total debt securities
Less than 12 months	801.2	19.9	677.9	20.7
More than 12 months	40.9	3.5	47.2	4.1

Equity securities — Common Stock
Less than 12 months	76.1	2.1	139.5	5.6
More than 12 months	—	—	—	—

Equity securities — Preferred Stock
Less than 12 months	—	—	—	—
More than 12 months	—	—	—	—

Total temporarily impaired securities
Less than 12 months	877.3	22.0	817.4	26.3
More than 12 months	40.9	3.5	47.2	4.1

Total	$918.2	$25.5	$864.6	$30.4

     As of March 31, 2011, Alleghany held a total of 226 debt and equity securities that were in an unrealized loss position, of which 14 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. Of the debt securities that were in an unrealized loss position, all were mortgage and asset-backed securities, and states, municipalities and political subdivision bonds. As of March 31, 2011, substantially all of Alleghany’s debt securities were rated investment grade. As of March 31, 2011, non-income producing invested assets were insignificant.
8. Income Taxes
     As of March 31, 2011, Alleghany believes there were no material uncertain tax positions that would require disclosure under GAAP.
     The effective tax rate on earnings before income taxes was 20.3 percent for the first three months of 2011, compared with 21.8 percent for the corresponding 2010 period. The lower effective tax rate in 2011 primarily reflects the impact of higher dividends received deductions in the first three months of 2011, partially offset by the absence of a permanent tax benefit significant in the 2010 period, which related to a finalization of Alleghany’s unused foreign tax credits arising from its prior ownership of World Minerals which was sold on July 14, 2005.

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
•	“AIHL” are to our insurance holding company subsidiary Alleghany Insurance Holdings LLC,

•	“RSUI” are to our subsidiary RSUI Group, Inc. and its subsidiaries,

•	“CATA” are to our subsidiary Capitol Transamerica Corporation and its subsidiaries, and also include the operations and results of Platte River Insurance Company, or “Platte River,” unless the context otherwise requires,

•	“PCC” are to our subsidiary Pacific Compensation Corporation,

•	“AIHL Re” are to our subsidiary AIHL Re LLC, and

•	“Alleghany Properties” are to our subsidiary Alleghany Properties Holdings LLC and its subsidiaries.
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
     We review our critical accounting estimates and assumptions quarterly. These reviews include evaluating the adequacy of reserves for unpaid loss and loss adjustment expenses, or “LAE,” and reinsurance, analyzing the recoverability of deferred tax assets, assessing goodwill for impairment and evaluating our investment portfolio for other-than-temporary declines in estimated fair value. Actual results may differ from the estimates used in preparing the financial statements.
     Readers are encouraged to review our Report on Form 10-K for the year ended December 31, 2010, or the “2010 10-K,” for a more complete description of our critical accounting estimates.
Consolidated Results of Operations
     The following discussion and analysis presents a review of our results for the three months ended March 31, 2011 and 2010. You should read this review in conjunction with the unaudited consolidated financial statements and other data presented in this Form 10-Q as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2010 10-K. Our results for the first three months of 2011 are not indicative of operating results in future periods.
Overview
     We are engaged, through AIHL and its subsidiaries, primarily in the property and casualty and surety insurance business. We also own and manage properties in the Sacramento, California region through our subsidiary Alleghany Properties and seek out strategic investments and conduct other activities at the parent level. Primarily through our wholly-owned subsidiary, Alleghany Capital Partners, we manage our public equity investments, including those held by our insurance operating units, as well as conduct equity investment and non-insurance acquisition research. Strategic investments currently include an approximately 33 percent ownership of the outstanding shares of common stock of Homesite Group Incorporated, or “Homesite,” a national, full-service, mono-line provider of homeowners insurance, and approximately 38 percent ownership of ORX Exploration, Inc., or “ORX,” a regional oil and gas exploration and production company. Our primary sources of revenues and earnings are our insurance operations and investments.
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
     As of March 31, 2011, we had consolidated total investments of approximately $4.9 billion, of which approximately $2.8 billion was invested in debt securities and approximately $1.6 billion was invested in equity securities. Net realized capital gains, other-than-temporary impairment losses and net investment income related to such investment assets are subject to market conditions and management investment decisions and as a result can have a significant impact on our results. In the 2011 first quarter, net realized capital gains were $34.7 million, compared with $26.5 million in the corresponding 2010 period, and there were no other-than-temporary impairment losses in the 2011 first quarter, compared with $1.1 million in the corresponding 2010 period.
     The profitability of our insurance operating units is also impacted by competition generally and price competition in particular. Historically, the performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity followed by periods of high premium rates and shortages of underwriting capacity. Although an individual insurance company’s performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. In the past few years, our insurance operating units have faced increasing competition as a result of an increased flow of capital into the insurance industry, with both new entrants and existing insurers seeking to gain market share. This has resulted in decreased premium rates and less favorable contract terms and conditions. In particular, RSUI and CATA’s specialty lines of business increasingly encounter competition from the standard market. We expect to continue to face strong competition in these and the other lines of business of our insurance operating units, and our insurance operating units may continue to experience decreases in premium rates and/or premium volume and less favorable contract terms and conditions.
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

     The following table summarizes our consolidated revenues, costs and expenses and earnings.

	Three Months Ended
	March 31,
	2011	2010
	(in millions)
Revenues
Net premiums earned	$181.0	$194.7
Net investment income	31.6	31.4
Net realized capital gains	34.7	26.5
Other than temporary impairment losses	—	(1.1)
Other income	0.8	0.2

Total revenues	$248.1	$251.7

Costs and expenses
Loss and loss adjustment expenses	$71.0	$96.6
Commissions, brokerage and other underwriting expenses	66.6	66.4
Other operating expenses	10.2	8.9
Corporate administration	6.4	5.2
Interest expense	4.4	0.2

Total costs and expenses	$158.6	$177.3

Earnings before income taxes	$89.5	$74.4
Income taxes	18.2	16.2

Net earnings	$71.3	$58.2

Revenues:
AIHL	$246.0	$249.8
Corporate activities*	2.1	1.9
Earnings (loss) before income taxes:
AIHL	$98.6	$78.3
Corporate activities*	(9.1)	(3.9)

*	Corporate activities consist of Alleghany Properties, our investments in Homesite and ORX and corporate activities at the parent level.
     Our earnings before income taxes in the 2011 first quarter increased from the corresponding 2010 period, primarily reflecting lower loss and LAE and higher net realized capital gains, partially offset by a decline in net premiums earned and higher interest expense. Net realized capital gains in the first quarter of 2011 and 2010 relate primarily to sales of certain equity securities, some of which had their cost basis reduced in earlier periods for the recognition of unrealized losses through other-than-temporary impairment losses. The decrease in loss and LAE and net premiums earned reflects the impact of continuing competition at RSUI and CATA. The decrease in loss and LAE also reflects a $15.8 million release of prior year reserves at RSUI, compared with a net $7.5 million increase in the 2010 period. Interest expense in the 2011 first quarter relates primarily to interest on our $300.0 million of 5.625% Senior Notes due on September 15, 2020, or “Senior Notes,” which were issued on September 20, 2010.
     The effective tax rate on earnings before income taxes was 20.3 percent for the first three months of 2011, compared with 21.8 percent for the corresponding 2010 period. The lower effective tax rate in 2011 primarily reflects the impact of higher dividends received deductions in the first three months of 2011, partially offset by the absence of a permanent tax benefit significant in the 2010 period, which related to a finalization of our unused foreign tax credits arising from its prior ownership of World Minerals which was sold on July 14, 2005.

AIHL Operating Results
AIHL Operating Unit Pre-Tax Results

	RSUI	CATA	PCC	AIHL
		(in millions, except ratios)
Three months ended March 31, 2011
Gross premiums written	$212.2	$37.6	$0.4	$250.2
Net premiums written	130.8	35.4	0.4	166.6

Net premiums earned (1)	$141.6	$39.3	$0.1	$181.0
Loss and loss adjustment expenses	51.2	19.1	0.7	71.0
Commission, brokerage and other underwriting expenses (2)	41.4	19.5	5.7	66.6

Underwriting profit (loss) (3)	$49.0	$0.7	$(6.3)	$43.4

Net investment income (1)				30.2
Net realized capital gains (1)				34.7
Other than temporary impairment losses (1)				—
Other income (1)				0.1
Other expenses (2)				9.8

Earnings before income taxes				$98.6

Loss ratio (4)	36.2%	48.5%	762.5%	39.2%
Expense ratio (5)	29.2%	49.7%	5857.3%	36.8%

Combined ratio (6)	65.4%	98.2%	6619.8%	76.0%

Three months ended March 31, 2010
Gross premiums written	$222.0	$40.6	$2.4	$265.0
Net premiums written	130.3	38.2	2.3	170.8

Net premiums earned (1)	$150.3	$40.6	$3.8	$194.7
Loss and loss adjustment expenses	72.8	21.0	2.8	96.6
Commission, brokerage and other underwriting expenses (2)	40.7	19.3	6.4	66.4

Underwriting profit (loss) (3)	$36.8	$0.3	$(5.4)	$31.7

Net investment income (1)				33.4
Net realized capital gains (1)				22.7
Other than temporary impairment losses (1)				(1.1)
Other income (1)				0.1
Other expenses (2)				8.5

Earnings before income taxes				$78.3

Loss ratio (4)	48.5%	51.6%	74.2%	49.6%
Expense ratio (5)	27.1%	47.6%	166.3%	34.1%

Combined ratio (6)	75.6%	99.2%	240.5%	83.7%

(1)	Represent components of total revenues.

(2)	Commission, brokerage and other underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses attributable primarily to underwriting activities, whereas the remainder constitutes other expenses.

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
RSUI
     The decrease in gross premiums written by RSUI in the 2011 first quarter from the corresponding 2010 period primarily reflects the impact of reduced exposures of RSUI’s customers and continuing and increasing competition, particularly in RSUI’s property and, to a lesser extent, umbrella/excess lines of business, partially offset by growth in RSUI’s binding authority business and assumed premium writings from international insurance carriers. RSUI’s net premiums earned decreased in the 2011 first quarter from the corresponding 2010 period primarily due to the decline in gross premiums written, partially offset by a decrease in ceded premiums written associated primarily with RSUI’s property line of business.
     The decrease in loss and LAE in the 2011 first quarter from the corresponding period in 2010 primarily reflects a net $15.8 million release of prior year reserves in the 2011 first quarter, compared with a net $7.5 million increase of prior year reserves in the 2010 first quarter. The decrease in loss and LAE also reflects the impact of lower net premiums earned in the 2011 first quarter. Net catastrophe losses were minimal in both the 2011 and 2010 first quarters.
     The $15.8 million net release of prior year reserves in the 2011 first quarter relates primarily to the umbrella/excess, general liability and professional liability lines of business, primarily for the 2004 through 2008 accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. Specifically, cumulative losses for such lines of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be higher through March 31, 2011 than the actual cumulative losses through that date. The amount of lower cumulative losses, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 3.5 percent. Such reduction did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for its umbrella/excess, general liability, professional liability lines of business earned in the 2011 first quarter. The net $7.5 million increase in loss reserves in the 2010 first quarter resulted from an increase in estimated ultimate 2007 accident year losses for the directors and officers, or “D&O,” liability line of business, reflecting, in part, unfavorable loss emergence on certain sub-prime mortgage industry claims.
     The increase in RSUI’s underwriting profit in the 2011 first quarter from the corresponding 2010 period primarily reflects a decrease in loss and LAE, partially offset by the decrease in net premiums earned.
     In general, rates at RSUI in the first quarter of 2011, compared with the comparable period in 2010, reflect overall industry trends of downward pricing as a result of increased competition.
     As discussed in the 2010 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2011. RSUI placed all of its catastrophe reinsurance program for the 2011-2012 period, and the new program is similar to the expired program. The new reinsurance program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 47.0 percent co-participation by RSUI (compared with a 33.0 percent co-participation under the expired program), in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5 percent co-participation by RSUI, in excess of $200.0 million. In addition, RSUI’s property per risk reinsurance program for the 2011-2012 period provides RSUI with coverage for $90.0 million of losses, before a 10.0 percent co-participation by RSUI, in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance. As discussed in Note 5(a) to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2010 10-K, RSUI reinsures its other lines of business through quota share treaties, except for professional liability and binding authority lines where RSUI retains all of such business.
CATA
     CATA’s gross premiums written decreased in the 2011 first quarter from the corresponding 2010 period, primarily reflecting continuing price competition in CATA’s property and casualty lines of business, including in excess and surplus markets, partially offset by higher gross premiums written in CATA’s commercial surety line of business. The decrease in CATA’s property and casualty lines of business also reflected reduced writings of certain specialty classes of business through a program administrator in connection with a program where notice of termination of such program has been given. CATA’s net premiums earned in the 2011 first quarter decreased from the corresponding 2010 period, reflecting the decrease in gross premiums written, partially offset by an increase in net premiums earned in CATA’s miscellaneous errors and omissions liability line of business.
     The decrease in loss and LAE in the 2011 first quarter from the corresponding 2010 period primarily reflects a higher amount of prior year reserve releases in the 2011 first quarter compared with the corresponding 2010 period, and the impact of lower net premiums earned in the 2011 first quarter.
     During the 2011 first quarter, CATA had a net prior year reserve release of $1.7 million, compared with a net prior year reserve release of $0.8 million in the 2010 first quarter. The $1.7 million reserve release primarily relates to favorable development on the property line of business from the 2010 accident year and, to a lesser extent, a prior year reserve release in the casualty lines of business from older accident years, reflecting favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. The $1.7 million net release did not impact the assumptions used in estimating CATA’s loss and LAE liabilities for business earned in the first quarter of 2011. The $0.8 million reserve release in the 2010 first quarter was primarily related to casualty prior accident year reserves.
     The decrease in loss and LAE, partially offset by the decrease in net premiums earned, was the primary cause for the modest increase in CATA’s underwriting profit in the 2011 first quarter from the corresponding 2010 period.
     In general, rates at CATA in the first three months of 2011, compared with the corresponding 2010 period, reflect overall industry trends of downward pricing as a result of increased competition.
PCC
     Commencing August 1, 2009, PCC ceased soliciting new or renewal business on a direct basis due to its determination that it was unable to write business at rates it deemed adequate due to the difficult state of the California workers’ compensation market and took corresponding expense reduction steps, including staff reductions, in light of such determination. Effective April 12, 2010, as part of a strategic repositioning effort, PCC changed its name from Employers Direct Corporation, changed the name of Pacific Compensation Insurance Company from Employers Direct Insurance Company, and took steps to emerge as a brokerage carrier at such time as it determines rates are adequate. In the first three months of 2011, PCC began writing a modest amount of new business through brokers.
     PCC reported underwriting losses of $6.3 million and $5.4 million for the first three months of 2011 and 2010, respectively. The underwriting losses primarily reflect a lack of premiums earned for the reasons described above (particularly with respect to the first three months of 2011), combined with PCC’s ongoing staffing and related expenses.
AIHL Investment Results
     Following is information relating to AIHL’s investment results.

	Three Months
	Ended March 31,
	2011	2010
	(in millions)
Net investment income	$30.2	$33.4
Net realized capital gains	$34.7	$22.7
Other than temporary impairment losses	$—	$(1.1)
     Net Investment Income. The decrease in AIHL’s net investment income in the 2011 first quarter from the corresponding 2010 period is due principally to the lack of equity-method partnership income in the first quarter of 2011 as such partnerships were dissolved in the 2010 third quarter, and the impact of ongoing negative cash flow at PCC, partially offset by higher dividend income.
     Net Realized Capital Gains. Net realized capital gains in the first quarter of 2011 and 2010 relate primarily to sales of certain equity securities in the energy sector, some of which had their cost basis reduced in earlier periods for the recognition of unrealized losses through other-than-temporary impairment losses. Net realized capital gains in the first quarter of 2011 also included the sales of certain equity securities in the defense sector.

     Other-Than-Temporary Impairment Losses. There were no other-than-temporary impairment losses for the three months ended March 31, 2011. Other-than-temporary impairment losses for the three months ended March 31, 2010 reflect $1.1 million of unrealized losses that were deemed to be other-than-temporary and, as such, are required to be charged against earnings. All of the $1.1 million of other-than-temporary impairment losses related to equity holdings. The determination that unrealized losses on such securities were other-than-temporary was primarily based on the severity and duration of the declines in fair value of such securities relative to their cost as of the balance sheet date.
     After adjusting the cost basis of securities for the recognition of other-than-temporary impairment losses, the gross unrealized investment losses for debt and equity securities as of March 31, 2011 were deemed to be temporary, based on, among other things:
•	the duration of time and the relative magnitude to which fair values of these investments has been below cost was not indicative of an other-than-temporary impairment loss (for example, no equity security was in a continuous unrealized loss position for twelve months or more as of March 31, 2011);

•	the absence of compelling evidence that would cause us to call into question the financial condition or near-term prospects of the issuer of the investment; and

•	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.
     See Note 7 to the Notes to the Unaudited Consolidated Financial Statements set forth in Item 1 of this Form 10-Q for further details concerning gross unrealized investment losses for debt and equity securities as of March 31, 2011.
Corporate Activities Operating Results
     The following table summarizes corporate activities’ results (in millions):

	Three Months
	Ended March 31,
	2011	2010
Net investment income	$1.4	$(1.9)
Net realized capital gains	—	3.8
Other than temporary impairment losses	—	—
Other income	0.7	—

Total revenues	$2.1	$1.9
Corporate administration and other expenses	6.8	5.7
Interest expense	4.4	0.1

(Loss) before income taxes	$(9.1)	$(3.9)

     Losses for corporate activities in the first quarter of 2011 generally reflect corporate administration, interest and other expenses, partially offset by net investment income. Losses for corporate activities in the first quarter of 2010 generally reflect corporate administration and other expenses, partially offset by net realized capital gains. The increase in loss before income taxes in the 2011 first quarter from the corresponding 2010 period primarily reflects a lack of net realized capital gains in the first three months of 2011 and substantially higher interest expense, partially offset by an increase in net investment income. Interest expense in the 2011 first quarter relates primarily to interest on our Senior Notes, which were issued on September 20, 2010 (see Note 7 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2010 10-K for further details). The increase in net investment income for the first quarter of 2011 compared with the corresponding period in 2010 was primarily due to higher dividend income and lower equity in losses of Homesite and ORX. For the three months ended March 31, 2011 and 2010, net investment income included $0.5 million and $1.8 million, respectively, of our equity in losses of Homesite, and $1.0 million and $2.4 million, respectively, of our equity in losses of ORX.

Reserve Review Process
     AIHL’s insurance operating units periodically analyze, at least quarterly, liabilities for unpaid loss and LAE established in prior years and adjust their expected ultimate cost, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. The following table presents the reserves established in connection with the loss and LAE of AIHL’s insurance operating units on a gross and net basis by line of business. These reserve amounts represent the accumulation of estimates of ultimate loss (including for incurred but not reported loss) and LAE.

					Workers’
	Property	Casualty(1)	CMP(2)	Surety	Comp(3)	All Other(4)	Total
			(dollars in millions)
March 31, 2011
Gross loss and LAE reserves	$118.1	$1,889.9	$60.8	$18.5	$171.7	$31.2	$2,290.2
Reinsurance recoverables on unpaid losses	(43.1)	(768.2)	(0.2)	(0.1)	(10.9)	(17.2)	(839.7)

Net loss and LAE reserves	$75.0	$1,121.7	$60.6	$18.4	$160.8	$14.0	$1,450.5

December 31, 2010
Gross loss and LAE reserves	$150.1	$1,883.6	$58.9	$17.1	$186.7	$32.3	$2,328.7
Reinsurance recoverables on unpaid losses	(52.0)	(765.2)	(1.0)	(0.1)	(10.9)	(18.2)	(847.4)

Net loss and LAE reserves	$98.1	$1,118.4	$57.9	$17.0	$175.8	$14.1	$1,481.3

(1)	Primarily consists of umbrella/excess liability, D&O liability, professional liability and general liability.

(2)	Commercial multiple peril.

(3)	Workers’ compensation amounts include PCC, net of purchase accounting adjustments (see Note 4(a) to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2010 10-K). Such adjustments include a minor reduction of gross and net loss and LAE for acquisition date discounting, as required under purchase accounting. Workers’ compensation amounts also include minor balances from CATA.

(4)	Primarily consists of loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees. The loss and LAE reserves are ceded 100 percent to the sellers. Additional information regarding the loss reserve guarantees can be found in Note 5(c) to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2010 10-K.
Changes in Loss and LAE Reserves between March 31, 2011 and December 31, 2010
     Gross Reserves. Gross loss and LAE reserves as of March 31, 2011 decreased modestly from December 31, 2010 due primarily to reserve decreases in property and workers’ compensation lines of business. The decrease in property gross loss and LAE reserves is mainly due to claim payments made by RSUI in the first three months of 2011. Such claim payments caused RSUI to reduce its case reserves from prior accident years, primarily related to 2008 third quarter hurricane losses. The decrease in workers’ compensation gross loss and LAE reserves primarily reflects the impact of PCC ceasing to solicit new or renewal business on a direct basis commencing August 1, 2009.
     Net Reserves. Net loss and LAE reserves as of March 31, 2011 decreased modestly from December 31, 2010 due primarily to reserve decreases in property and workers’ compensation lines of business. The decrease in property net loss and LAE reserves is mainly due to claim payments made by RSUI in the first three months of 2011. Such claim payments caused RSUI to reduce its case reserves from prior accident years, primarily related to 2008 third quarter hurricane losses. The decrease in workers’ compensation net loss and LAE reserves primarily reflects the impact of PCC ceasing to solicit new or renewal business on a direct basis commencing August 1, 2009.

Reinsurance Recoverables
     As of March 31, 2011, AIHL had total reinsurance recoverables of $867.8 million, consisting of $839.7 million of ceded outstanding loss and LAE and $28.1 million of recoverables on paid losses. RSUI’s reinsurance recoverables totaled $749.7 million of AIHL’s $867.8 million. The reinsurance purchased by AIHL’s insurance operating units does not relieve them from their obligations to their policyholders, and therefore, the financial strength of their reinsurers is important. Approximately 90.1 percent of AIHL’s reinsurance recoverables balance as of March 31, 2011 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. AIHL’s Reinsurance Security Committee, which includes certain of our officers and the chief financial officer of each of AIHL’s operating units and which manages the use of reinsurance by such operating units, has determined that reinsurers with a rating of A (Excellent) or higher have an ability to meet their ongoing obligations at a level that is acceptable to us.
     Information regarding concentration of AIHL’s reinsurance recoverables as of March 31, 2011 is as follows (dollars in millions):

Reinsurer(1)	Rating(2)	Dollar Amount	Percentage
Swiss Re	A (Excellent)	$156.9	18.1%
Platinum Underwriters Holdings, Ltd.	A (Excellent)	96.5	11.1%
The Chubb Corporation	A++ (Superior)	92.6	10.7%
All other reinsurers		521.8	60.1%

Total		$867.8	100.0%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.

(2)	Represents the A.M. Best rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
     As of March 31, 2011, AIHL also had fully collateralized reinsurance recoverables of $92.1 million due from Darwin Professional Underwriters Inc., or “Darwin,” a specialty property and casualty insurer of which we owned 55 percent until October 2008, when it was merged with a subsidiary of Allied World Assurance Company Holdings, Ltd. The A.M. Best financial strength rating of Darwin was A (Excellent) as of March 31, 2011. AIHL had no allowance for uncollectible reinsurance as of March 31, 2011.
Financial Condition
Parent Level
     General. In general, we follow a policy of maintaining a relatively liquid financial condition at the parent company. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of March 31, 2011, we held marketable securities and cash of $678.7 million at the parent company and $546.3 million at AIHL, which totaled $1,225.0 million. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of March 31, 2011.
     Stockholders’ equity increased to approximately $3.1 billion as of March 31, 2011, compared with approximately $2.9 billion as of December 31, 2010, representing an increase of 4.9 percent. The increase in stockholders’ equity primarily reflects net earnings and a net increase in net unrealized appreciation in our investment portfolio in the first three months of 2011, partially offset by the repurchase of our common stock pursuant to our repurchase program described below.
     As discussed in Note 7 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2010 10-K, we issued $300.0 million of Senior Notes on September 20, 2010, and we entered into a credit agreement that provides for a two tranche revolving credit facility in an aggregate principal amount of up to $100.0 million, on September 9, 2010. There were no borrowings under such credit agreement during the first three months of 2011.
     Common Stock Repurchases. In July 2010, our Board of Directors authorized the repurchase of additional shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million.
     During the first three months of 2011, we repurchased an aggregate of 20,854 shares of our common stock in the open market for $6.4 million, at an average price per share of $306.99 (share and average price amounts are not adjusted for the stock dividend declared in February 2011). As of March 31, 2011 and December 31, 2010, we had 8,928,054 and 8,941,885 shares of our common stock outstanding, respectively. Unless stated otherwise, all preceding figures have been adjusted to reflect the common stock dividend declared in February 2011 and paid in April 2011.
Subsidiaries
     Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources, and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of March 31, 2011.
     AIHL. The obligations and cash outflow of AIHL’s insurance operating units include claim settlements, administrative expenses and purchases of investments. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, AIHL’s insurance operating units accumulate funds which they invest pending the need for liquidity. As an insurance company’s cash needs can be unpredictable due to the uncertainty of the claims settlement process, AIHL’s portfolio, which includes those of its insurance operating units, is composed primarily of debt securities and short-term investments to ensure the availability of funds and maintain a sufficient amount of liquid securities. As of March 31, 2011, investments and cash represented 72.5 percent of the assets of AIHL and its insurance operating units.
Consolidated Investment Holdings
     Overview. On a consolidated basis, our invested asset portfolio was approximately $4.9 billion as of March 31, 2011, an increase of 1.6 percent from December 31, 2010. The increase reflects a net increase in unrealized appreciation on our investment portfolio during the first three months of 2011, partially offset by negative cash flow at PCC and our repurchase of common stock pursuant to our repurchase program. Negative cash flow at PCC was a result of PCC ceasing to soliciting new and renewal business on a direct basis commencing August 1, 2009.
     The overall weighted-average credit quality rating of our debt securities portfolio was AA+ as of March 31, 2011. Although many of our debt securities, which consist predominantly of states, municipalities and political subdivision bonds, are insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of March 31, 2011.
     Fair Value. The estimated carrying values and fair values of our consolidated financial instruments as of March 31, 2011 and December 31, 2010 were as follows (in millions):

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Investments (excluding equity method investments)*	$4,702.2	$4,702.2	$4,622.7	$4,622.7
Liabilities
Senior Notes	$299.0	$302.4	$298.9	$291.8

*	This table includes available-for-sale investments (securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method (Homesite, ORX and other investments) and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
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

     The estimated fair values of our financial instruments as of March 31, 2011 and December 31, 2010 allocated among the three levels set forth above were as follows (in millions):

	Level 1	Level 2	Level 3	Total
As of March 31, 2011
Equity securities:
Common stock(1)	$1,598.7	$—	$—	$1,598.7
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	275.9	30.5	—	306.4
Mortgage and asset-backed securities(2)	—	952.0	—	952.0
States, municipalities and political subdivision bonds	—	1,033.0	—	1,033.0
Foreign bonds	—	117.7	—	117.7
Corporate bonds and other	—	422.2	—	422.2

	275.9	2,555.4	—	2,831.3

Short-term investments	146.8	99.3	—	246.1
Other invested assets(3)	—	—	26.1	26.1

Investments (excluding equity method investments)	$2,021.4	$2,654.7	$26.1	$4,702.2

Senior Notes	$—	$302.4	$—	$302.4

As of December 31, 2010
Equity securities:
Common stock(1)	$1,500.7	$—	$—	$1,500.7
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	307.3	30.5	—	337.8
Mortgage and asset-backed securities(2)	—	866.5	—	866.5
States, municipalities and political subdivision bonds	—	1,068.5	—	1,068.5
Foreign bonds	—	114.2	—	114.2
Corporate bonds and other	—	445.4	—	445.4

	307.3	2,525.1	—	2.832.4

Short-term investments	86.4	178.4	—	264.8
Other invested assets(3)	—	—	24.8	24.8

Investments (excluding equity method investments)	$1,894.4	$2,703.5	$24.8	$4,622.7

Senior Notes	$—	$291.8	$—	$291.8

(1)	Of the $1,598.7 million of fair value as of March 31, 2011, $1,084.0 million related to certain energy sector businesses. Of the $1,500.7 million of fair value as of December 31, 2010, $1,004.8 million related to certain energy sector businesses.

(2)	Of the $952.0 million of fair value as of March 31, 2011, $498.8 million related to residential mortgage-backed securities, or “RMBS,” $172.6 million related to commercial mortgage-backed securities, or “CMBS,” and $280.6 million related to other asset-backed securities. Of the $866.5 million of fair value as of December 31, 2010, $499.9 million related to RMBS, $173.4 million related to CMBS and $193.2 million related to other asset-backed securities.

(3)	Level 3 securities consist of partnership investments. The carrying value of partnership investments of $26.1 million increased by $1.3 million from the December 31, 2010 carrying value of $24.8 million, due primarily to an increase in estimated fair value during the period.

     Mortgage-and Asset-Backed Securities. As of March 31, 2011, our mortgage-and asset-backed securities portfolio consisted of the following and was backed by the following types of underlying collateral (in millions):

Type of Underlying Collateral	Fair Value	Average Rating
RMBS: guaranteed by FNMA or FHLMC (1)	$54.4	Aaa /AAA
RMBS: guaranteed by GNMA (2)	366.3	Aaa /AAA
RMBS: Alt A	11.6	A1 /AA
RMBS: Sub-prime	2.3	Aaa/AAA
All other	517.4	Aa1/AA+

Total	$952.0	Aa1 /AA+

(1)	“FNMA” refers to the Federal National Mortgage Association, and “FHLMC” refers to the Federal Home Loan Mortgage Corporation.

(2)	“GNMA” refers to the Government National Mortgage Association.
     States, Municipalities and Political Subdivision Bonds. The following table details the top five state exposures of our states, municipalities and political subdivision bond portfolio as of March 31, 2011 (in millions):

	General	Special	Total
	Obligation	Revenue	Fair Value
Texas	$67.6	$26.8	$94.4
Washington	50.0	14.2	64.2
Massachusetts	4.5	54.4	58.9
New York	4.3	48.9	53.2
Illinois	32.7	15.7	48.4
All other	228.1	399.1	627.2

	$387.2	$559.1	$946.3

Advance refunded / escrowed to maturity bonds			86.7

Total states, municipalities and political subdivision bond portfolio			$1,033.0

Recent Accounting Standards
Recently Adopted
     In July 2010, the Financial Accounting Standards Board, or “FASB,” issued guidance that provides for additional financial statement disclosure regarding financing receivables, including the credit quality and allowance for credit losses associated with such assets. This guidance is generally effective for interim and annual periods beginning after December 15, 2010, with certain disclosures effective for interim and annual periods ending on or after December 31, 2010. We fully adopted this guidance in the 2011 first quarter, and the implementation did not have any impact on our results of operations and financial condition.
Future Application of Accounting Standards
     In October 2010, the FASB issued guidance that provides additional clarification for costs associated with acquiring or renewing insurance contracts. This guidance states that only incremental, direct costs associated with the successful acquisition of a new or renewal insurance contract may be capitalized as deferred acquisition costs. Furthermore, such costs: (i) must be essential to the contract transaction; (ii) would not have been incurred had the contract transaction not occurred; and (iii) must be related directly to the acquisition activities involving underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in separate “direct-response” advertising guidance within GAAP are met. All other acquisition-related costs and other expenses should be charged to expense as incurred. This guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted (but only at the beginning of an entity’s annual reporting period). We will adopt this guidance in the 2012 first quarter, and we do not currently believe that the implementation will have a material impact on our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, foreign currency exchange rates and commodity prices. The primary market risk related to our non-trading financial instruments is the risk of loss associated with adverse changes in interest rates. We invest in equity securities which are subject to fluctuations in market value (refer to Item 7A set forth in Item 8 of the 2010 10-K). We also purchase debt securities with fixed maturities that expose us to risk related to adverse changes in interest rates. We hold our equity securities and debt securities as available for sale. Any changes in the fair value in these securities, net of tax, would be recorded as a component of other comprehensive income. However, if a decline in fair value relative to cost is believed to be other than temporary, a loss is generally recorded on our statement of earnings.
     Debt Securities and Senior Notes. The primary market risk for our and our subsidiaries’ debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The tables below present sensitivity analyses as of March 31, 2011 of our (i) consolidated debt securities and (ii) Senior Notes, that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical March 31, 2011 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding.
As of March 31, 2011 (dollars in millions)

Interest rate shifts	-300	-200	-100	0	100	200	300
Assets:
Debt securities, fair value	$3,193.1	$3,073.7	$2,953.6	$2,831.3	$2,713.2	$2,601.1	$2,496.4
Estimated change in fair value	$361.8	$242.4	$122.3	—	$(118.1)	$(230.2)	$(334.9)
Liabilities:
Senior Notes, fair value	$375.3	$348.9	$324.6	$302.4	$282.0	$263.2	$245.9
Estimated change in fair value	$72.9	$46.5	$22.2	—	$(20.4)	$(39.2)	$(56.5)
     This sensitivity analysis provides only a limited, point-in-time view of the market risk of the financial instruments discussed above. The actual impact of changes in market prices and market interest rates may differ significantly from those shown in the above sensitivity analysis. This sensitivity analysis is further limited because it does not consider any actions we could take in response to actual and/or anticipated changes in market prices and in market interest rates.
     Partnership Investments. In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Partnership investments are included in other invested assets. The carrying value of partnership investments accounted for on an available-for-sale basis was $26.1 million as of March 31, 2011 and $24.8 million as of December 31, 2010.
Item 4. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, or “CEO,” and our chief financial officer, or “CFO,” of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q Report pursuant to Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of that date to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and timely reported as specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide such assurance; however, we note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
     There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2010 10-K. Please refer to that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our businesses.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c) Issuer Purchases of Equity Securities.
     The following table summarizes our common stock repurchases for the quarter ended March 31, 2011:

					Approximate
					Dollar
				Total Number of	Value of Shares
				Shares	that May Yet Be
			Average	Purchased as	Purchased Under
			Price	Part of Publicly	the
	Total Number of		Paid per	Announced Plans	Plans
Period	Shares Purchased (1)		Share (1)	or Programs	or Programs
January 1 to January 31	15,440		$306.15	15,440
February 1 to February 28	4,418		$307.54	4,418
March 1 to March 31	3,570		$319.33	996

Total	23,428	(2)	$308.42	20,854	$292,181,704

(1)	Share and average price amounts are not adjusted for the stock dividend declared in February 2011.

(2)	Of such shares, (i) 20,854 represent shares repurchased pursuant to an authorization of the Board of Directors, announced in July 2010, to repurchase shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million, and (ii) 2,574 represent the tender to us by a former director of Alleghany of already-owned common stock as payment of the exercise price in connection with the exercise of options.
Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.

101.1	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (iv) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this Exhibit 101.1 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under those sections.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION Registrant
Date: May 5, 2011	By	/s/ Roger B. Gorham
Roger B. Gorham
Senior Vice President (and chief financial officer)