Form 10-Q
period 2011-06-30
ALLEGHANY CORP /DE
filed 2011-08-04
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED JUNE 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES   ☒     NO  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS SUBMITTED ELECTRONICALLY AND POSTED ON ITS CORPORATE WEB SITE, IF ANY, EVERY INTERACTIVE DATA FILE REQUIRED TO BE SUBMITTED AND POSTED PURSUANT TO RULE 405 OF REGULATION S-T (SECTION 232.405 OF THIS CHAPTER) DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO SUBMIT AND POST SUCH FILES).     YES   ☒     NO  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF ACCELERATED FILER AND LARGE ACCELERATED FILER IN RULE 12b-2 OF THE EXCHANGE ACT. (CHECK ONE):

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐ (DO NOT CHECK IF A SMALLER REPORTING COMPANY)	SMALLER REPORTING COMPANY	☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).     YES   ☐     NO   ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

8,862,012 SHARES AS OF AUGUST 2, 2011

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(in thousands, except share amounts)
	(unaudited)
Assets
Investments
Available-for-sale securities at fair value:
Equity securities (cost: 2011 – $1,406,542; 2010 – $1,310,009)	$1,642,108	$1,500,686
Debt securities (amortized cost: 2011 – $2,706,761; 2010 – $2,778,117)	2,795,231	2,832,411
Short-term investments	262,445	264,811

	4,699,784	4,597,908

Other invested assets	198,878	207,294

Total investments	4,898,662	4,805,202

Cash	85,484	76,741
Premium balances receivable	195,985	128,075
Reinsurance recoverables	872,589	873,295
Ceded unearned premium reserves	162,773	144,065
Deferred acquisition costs	72,125	67,692
Property and equipment at cost, net of accumulated depreciation and amortization	20,269	19,504
Goodwill and other intangibles, net of amortization	140,635	142,312
Current taxes receivable	12,529	—
Net deferred tax assets	37,196	77,147
Other assets	117,620	97,666

	$6,615,867	$6,431,699

Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	$2,324,386	$2,328,742
Unearned premiums	588,848	523,927
Senior Notes	298,979	298,923
Reinsurance payable	67,241	41,500
Current taxes payable	—	3,220
Other liabilities	306,964	326,519

Total liabilities	3,586,418	3,522,831

Common stock (shares authorized: 2011 and 2010 – 22,000,000; issued and outstanding 2011 – 9,117,787; 2010 – 9,300,448)	9,117	9,118
Contributed capital	937,057	928,816
Accumulated other comprehensive income	218,149	170,262
Treasury stock, at cost (2011 – 232,914 shares; 2010 – 351,532 shares)	(68,271)	(99,686)
Retained earnings	1,933,397	1,900,358

Total stockholders’ equity	3,029,449	2,908,868

	$6,615,867	$6,431,699

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended June 30,
	2011	2010
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$183,878	$188,809
Net investment income	28,545	32,694
Net realized capital gains	6,490	33,308
Other than temporary impairment losses	—	(5,703)
Other income	248	1,501

Total revenues	219,161	250,609

Costs and expenses
Loss and loss adjustment expenses	122,619	83,027
Commissions, brokerage and other underwriting expenses	64,132	64,773
Other operating expenses	8,673	8,082
Corporate administration	5,002	6,324
Interest expense	4,268	216

Total costs and expenses	204,694	162,422

Earnings before income taxes	14,467	88,187
Income taxes	(615)	21,916

Net earnings	$15,082	$66,271

Other comprehensive income
Change in unrealized gains (losses), net of deferred taxes	$(24,428)	$(57,401)
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes	(4,218)	(17,943)
Other	(50)	50

Comprehensive income	$(13,614)	$(9,023)

Basic earnings per share*	$1.69	$7.26
Diluted earnings per share*	$1.68	$7.24

*	Amounts reflect subsequent common stock dividends.

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Six Months Ended June 30,
	2011	2010
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$364,858	$383,509
Net investment income	60,124	64,123
Net realized capital gains	41,182	59,775
Other than temporary impairment losses	—	(6,780)
Other income	1,133	1,634

Total revenues	467,297	502,261

Costs and expenses
Loss and loss adjustment expenses	193,641	179,654
Commissions, brokerage and other underwriting expenses	130,660	131,129
Other operating expenses	18,919	16,933
Corporate administration	11,381	11,558
Interest expense	8,720	435

Total costs and expenses	363,321	339,709

Earnings before income taxes	103,976	162,552
Income taxes	17,554	38,112

Net earnings	$86,422	$124,440

Other comprehensive income
Change in unrealized gains (losses), net of deferred taxes	$74,834	$(27,583)
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes	(26,768)	(34,447)
Other	(179)	99

Comprehensive income	$134,309	$62,509

Basic earnings per share*	$9.69	$13.58
Diluted earnings per share*	$9.66	$13.50

*	Amounts reflect subsequent common stock dividends.

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Cash flows from operating activities
Net earnings	$86,422	$124,440
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,445	18,045
Net realized capital (gains) losses	(41,182)	(59,775)
Other than temporary impairment losses	—	6,780
(Increase) decrease in other assets	9,227	6,496
(Increase) decrease in reinsurance receivable, net of reinsurance payable	26,447	46,870
(Increase) decrease in premium balances receivable	(67,910)	(37,109)
(Increase) decrease in ceded unearned premium reserves	(18,708)	(7,319)
(Increase) decrease in deferred acquisition costs	(4,433)	(1,382)
Increase (decrease) in other liabilities and current taxes	(33,928)	(28,996)
Increase (decrease) in unearned premiums	64,921	22,703
Increase (decrease) in loss and loss adjustment expenses	(4,356)	(102,047)

Net adjustments	(56,477)	(135,734)

Net cash (used in) provided by operating activities	29,945	(11,294)

Cash flows from investing activities
Purchase of investments	(694,810)	(1,050,830)
Sales of investments	541,941	1,078,492
Maturities of investments	154,709	184,185
Purchases of property and equipment	(4,582)	(3,550)
Net change in short-term investments	2,386	(90,934)
Acquisition of equity method investments	—	(5,000)
Other, net	(457)	9,759

Net cash (used in) provided by investing activities	(813)	122,122

Cash flows from financing activities
Treasury stock acquisitions	(21,277)	(59,817)
Tax benefit on stock based compensation	645	513
Other, net	243	132

Net cash (used in) provided by financing activities	(20,389)	(59,172)

Net cash increase (decrease) in cash	8,743	51,656
Cash at beginning of period	76,741	32,526

Cash at end of period	$85,484	$84,182

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8,203	$—
Income taxes paid (refunds received)	$20,724	$46,204

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Principles of Financial Statement Presentation

This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 of Alleghany Corporation (“Alleghany”).

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

Future Application of Accounting Standards

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance increases the prominence of other comprehensive income in the financial statements and eliminates the current option to report other comprehensive income and its components in the statement of changes in equity, and does not change the items that must be reported in other comprehensive income. This guidance is generally effective for interim and annual periods beginning after December 15, 2011. Alleghany will adopt this guidance in the 2012 first quarter, and Alleghany does not currently believe that the implementation will have an impact on its results of operations and financial condition.

In May 2011, FASB issued guidance that addresses requirements for measuring fair value. Among other things, the guidance clarifies that the “highest and best use” valuation premise applies only to non-financial assets, and that premiums or discounts should be applied to valuations of an individual asset or liability only when market participants would do so. The guidance also permits measurement of fair value of financial instruments (that are carried at fair value) based on an entity’s net exposure to a particular market or credit risk on a net basis if there is evidence that the entity manages its financial instruments in this way. The guidance provides for additional financial statement disclosure regarding fair value measurements, including disclosure involving transfers between categories within the fair value hierarchy, and quantitative and qualitative information about fair value measurements that involve a significant degree of judgment. This guidance is effective for interim and annual periods ending after December 15, 2011. Alleghany will adopt this guidance in the first quarter of 2012, and Alleghany does not believe the implementation will have a material impact on its results of operations and financial condition.

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

3. Earnings Per Share of Common Stock

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2011 and 2010 (in millions, except share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net earnings	$15.1	$66.3	$86.4	$124.4
Effect of dilutive securities	(0.1)	(0.1)	(0.2)	(0.5)

Income available to common stockholders for diluted earnings per share	$15.0	$66.2	$86.2	$123.9

Weighted average shares outstanding applicable to basic earnings per share	8,916,620	9,124,187	8,921,950	9,164,443
Effect of dilutive securities	5,352	9,788	5,168	9,489

Adjusted weighted average shares outstanding applicable to diluted earnings per share	8,921,972	9,133,975	8,927,118	9,173,932

Contingently issuable shares of 42,429 and 40,756 were potentially available during the first six months of 2011 and 2010, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

Earnings per share by quarter may not equal the amount for the full year due to the timing of treasury stock purchases and rounding.

4. Commitments and Contingencies

(a) Leases

Alleghany leases certain facilities, furniture and equipment under long-term lease agreements.

(b) Litigation

Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provisions were adequate as of June 30, 2011.

(c) Asbestos and Environmental Impairment Exposure

AIHL’s reserves for unpaid loss and loss adjustment expenses include $13.9 million of gross reserves and $13.8 million of net reserves as of June 30, 2011, and $14.1 million of gross reserves and $14.0 million of net reserves as of December 31, 2010, for asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976. This subsidiary exited such business in 1976. Additional information concerning CATA’s asbestos and environmental exposure can be found in Note 13 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2010 10-K.

(d) Indemnification Obligations

On July 14, 2005 (the “Closing Date”), Alleghany completed the sale of its world-wide industrial minerals business, World Minerals, Inc. (“World Minerals”), to Imerys USA, Inc. (the “Purchaser”), a wholly-owned subsidiary of Imerys, S.A., pursuant to a Stock Purchase Agreement, dated as of May 19, 2005, by and among the Purchaser, Imerys, S.A. and Alleghany (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Alleghany undertook certain indemnification obligations, including a general indemnification for breaches of representations and warranties set forth in the Stock Purchase Agreement (the “Contract Indemnification”), and a special indemnification (the “Products Liability Indemnification”) related to products liability claims arising from events that occurred during pre-closing periods, including the period of Alleghany ownership (the “Alleghany Period”). Under the terms of the Stock Purchase Agreement, with respect to products liability claims arising in respect of events occurring during the period prior to Alleghany’s acquisition of World Minerals, Alleghany will provide indemnification at a rate of 100 percent for the first $100.0 million of losses arising from such claims, and at a rate of 50 percent for the next $100.0 million of such losses, so that Alleghany’s maximum indemnification obligation in respect of products liability claims relating to such period of time is $150.0 million. This indemnification obligation will expire on July 31, 2016. With respect to the Alleghany Period, based on its historical experience and other analyses, in July 2005, Alleghany established a $0.6 million reserve in connection with the Products Liability Indemnification for the Alleghany Period. Such reserve was approximately $0.2 million at both June 30, 2011 and December 31, 2010. The Stock Purchase Agreement provides that Alleghany has no responsibility for products liability claims arising in respect of events occurring after the Closing Date, and that any products liability claims involving both pre-closing and post-closing periods will be apportioned on an equitable basis.

Additional information concerning the Products Liability Indemnification and Contract Indemnification can be found in Note 13 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2010 10-K.

(e) Equity Holdings Concentration

As of June 30, 2011 and December 31, 2010, Alleghany had a concentration of market risk in its available-for-sale equity securities portfolio with respect to certain energy sector businesses of $1,024.9 million and $1,004.8 million, respectively. Of the $1,024.9 million, $651.0 million represents Alleghany’s ownership of common stock of Exxon Mobil Corporation.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
AIHL insurance group:
Net premiums earned
RSUI	$144.4	$146.3	$286.0	$296.6
CATA	37.9	41.5	77.1	82.1
PCC	1.6	1.0	1.7	4.9

	183.9	188.8	364.8	383.6

Net investment income	31.0	33.0	61.2	66.3
Net realized capital gains	6.5	32.7	41.2	55.5
Other than temporary impairment losses (1)	—	(5.7)	—	(6.8)
Other income	0.1	0.2	0.3	0.3

Total insurance group	221.5	249.0	467.5	498.9

Corporate activities:
Net investment income (2)	(2.4)	(0.3)	(1.0)	(2.2)
Net realized capital gains	—	0.6	—	4.3
Other than temporary impairment losses	—	—	—	—
Other income	0.1	1.3	0.8	1.3

Total	$219.2	$250.6	$467.3	$502.3

Earnings before income taxes:
AIHL insurance group:
Underwriting profit (loss) (3)
RSUI	$19.5	$43.8	$68.5	$80.6
CATA	(1.7)	2.7	(1.0)	3.0
PCC	(20.6)	(5.5)	(26.9)	(10.9)

	(2.8)	41.0	40.6	72.7

Net investment income	31.0	33.0	61.2	66.3
Net realized capital gains	6.5	32.7	41.2	55.5
Other than temporary impairment losses (1)	—	(5.7)	—	(6.8)
Other income, less other expenses	(7.2)	(7.5)	(16.9)	(15.9)

Total insurance group	27.5	93.5	126.1	171.8

Corporate activities:
Net investment income (2)	(2.4)	(0.3)	(1.0)	(2.2)
Net realized capital gains	—	0.6	—	4.3
Other than temporary impairment losses	—	—	—	—
Other income	0.1	1.3	0.8	1.3
Corporate administration and other expenses	6.4	6.8	13.2	12.5
Interest expense	4.3	0.1	8.7	0.1

Total	$14.5	$88.2	$104.0	$162.6

(1)	Reflects impairment charges for unrealized losses related to AIHL’s investment portfolio that were deemed to be other-than-temporary. See Note 7(c).
(2)	Includes $7.1 million and $1.6 million of Alleghany’s equity share of losses in Homesite for the six months ended June 30, 2011 and 2010, respectively, and $2.2 million and $2.8 million of Alleghany’s equity share of losses in ORX for the six months ended June 30, 2011 and 2010, respectively.
(3)	Represents net premiums earned less loss and loss adjustment expenses and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, other-than-temporary impairment losses, other income or other expenses. Commissions, brokerage and other underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses attributable primarily to underwriting activities, whereas the remainder constitutes other expenses.

6. Reinsurance

As discussed in the 2010 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2011. RSUI renewed all of its catastrophe reinsurance program for the 2011-2012 period, and the new reinsurance program is similar to the expired program. The new reinsurance program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 47.0 percent co-participation by RSUI (compared with a 33.0 percent co-participation under the expired program), in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5.0 percent co-participation by RSUI, in excess of $200.0 million. In addition, RSUI’s property per risk reinsurance program for the 2011-2012 period provides RSUI with coverage for $90.0 million of losses, before a 10.0 percent co-participation by RSUI, in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance.

As discussed in Note 5(a) to the Notes to Consolidated Financial Statements set forth in Item 8 of the 2010 10-K, RSUI reinsures its other lines of business through quota share treaties, except for professional liability, binding authority and (effective April 15, 2011) the general liability lines where RSUI retains all of such business. RSUI’s quota share reinsurance treaty for umbrella/excess lines of business renewed on June 1, 2011 on the same terms as the expiring treaty, providing coverage for policies with limits up to $30.0 million, with RSUI ceding 35.0 percent of the premium and loss for policies with limits up to $15.0 million and ceding 67.5 percent of the premium and loss for policies with limits in excess of $15.0 million up to $30.0 million. RSUI’s directors and officers liability line quota share reinsurance treaty renewed on July 1, 2011 on the same terms as the expiring treaty, providing coverage for policies with limits up to $20.0 million, with RSUI ceding 35.0 percent of the premium and loss for policies with limits up to $10.0 million and ceding 60.0 percent of the premium and loss for policies with limits in excess of $10.0 million up to $20.0 million.

7. Investments

(a) Fair Value

The estimated carrying values and fair values of Alleghany’s consolidated financial instruments as of June 30, 2011 and December 31, 2010 were as follows (in millions):

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Investments (excluding equity method investments)*	$4,726.9	$4,726.9	$4,622.7	$4,622.7
Liabilities
Senior Notes**	$299.0	$308.9	$298.9	$291.8

*	This table includes available-for-sale investments (securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method (Homesite, ORX and other investments) and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
**	See Note 7 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2010 10-K.

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

•

“Level 2” — Valuations are based on quoted market prices where such markets are not deemed to be sufficiently “active.” In such circumstances, additional valuation metrics will be used which involve direct or indirect observable market inputs. Alleghany’s Level 2 assets generally include preferred stocks and debt securities other than debt issued directly by the U.S. Government. Alleghany’s Level 2 liabilities include the Senior Notes. Substantially all of the determinations of value in this category are based on a single quote from third-party dealers and pricing services. As Alleghany generally does not make any adjustments thereto, such quote typically constitutes the sole input in its determination of the fair value of these types of securities. In developing a quote, such third-parties will use the terms of the security and market-based inputs. Terms of the security include coupon, maturity date, and any special provisions that may, for example, enable the investor, at its election, to redeem the security prior to its scheduled maturity date. Market-based inputs include the level of interest rates applicable to comparable securities in the market place and current credit rating(s) of the security. Such quotes are generally non-binding.

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

The estimated fair values of Alleghany’s financial instruments as of June 30, 2011 and December 31, 2010 allocated among the three levels set forth above were as follows (in millions):

	Level 1	Level 2	Level 3	Total
As of June 30, 2011
Equity securities:
Common stock(1)	$1,642.1	$—	$—	$1,642.1
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	271.9	30.5	—	302.4
Mortgage and asset-backed securities(2)	—	1,006.3	—	1,006.3
States, municipalities and political subdivision bonds	—	1,000.6	—	1,000.6
Foreign bonds	—	90.3	—	90.3
Corporate bonds and other	—	395.6	—	395.6

	271.9	2,523.3	—	2,795.2

Short-term investments	87.4	175.0	—	262.4
Other invested assets(3)	—	—	27.2	27.2

Investments (excluding equity method investments)	$2,001.4	$2,698.3	$27.2	$4,726.9

Senior Notes	$—	$308.9	$—	$308.9

As of December 31, 2010
Equity securities:
Common stock(1)	$1,500.7	$—	$—	$1,500.7
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	307.3	30.5	—	337.8
Mortgage and asset-backed securities(2)	—	866.5	—	866.5
States, municipalities and political subdivision bonds	—	1,068.5	—	1,068.5
Foreign bonds	—	114.2	—	114.2
Corporate bonds and other	—	445.4	—	445.4

	307.3	2,525.1	—	2,832.4

Short-term investments	86.4	178.4	—	264.8
Other invested assets(3)	—	—	24.8	24.8

Investments (excluding equity method investments)	$1,894.4	$2,703.5	$24.8	$4,622.7

Senior Notes	$—	$291.8	$—	$291.8

(1)	Of the $1,642.1 million of fair value as of June 30, 2011, $1,024.9 million related to certain energy sector businesses. Of the $1,500.7 million of fair value as of December 31, 2010, $1,004.8 million related to certain energy sector businesses.
(2)	Of the $1,006.3 million of fair value as of June 30, 2011, $549.9 million related to residential mortgage-backed securities (“RMBS”), $190.5 million related to commercial mortgage-backed securities (“CMBS”) and $265.9 million related to other asset-backed securities. Of the $866.5 million of fair value as of December 31, 2010, $499.9 million related to RMBS, $173.4 million related to CMBS and $193.2 million related to other asset-backed securities.
(3)	Level 3 securities consist of partnership investments. The carrying value of partnership investments of $27.2 million increased by $2.4 million from the December 31, 2010 carrying value of $24.8 million, due primarily to an increase in estimated fair value during the period.

(b)	Available-For-Sale Securities

Available-for-sale securities as of June 30, 2011 and December 31, 2010 are summarized as follows (in millions):

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2011
Equity securities:
Common stock(1)	$1,406.5	$252.1	$(16.5)	$1,642.1
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	298.4	4.4	(0.4)	302.4
Mortgage and asset-backed securities(2)	971.4	38.8	(3.9)	1,006.3
States, municipalities and political subdivision bonds	965.9	37.8	(3.1)	1,000.6
Foreign bonds	88.5	2.5	(0.7)	90.3
Corporate bonds and other	382.6	14.1	(1.1)	395.6

	2,706.8	97.6	(9.2)	2,795.2

Short-term investments	262.4	—	—	262.4

	$4,375.7	$349.7	$(25.7)	$4,699.7

Industry Segment
AIHL insurance group	$3,818.5	$249.0	$(25.7)	$4,041.8
Corporate activities	557.2	100.7	—	657.9

	$4,375.7	$349.7	$(25.7)	$4,699.7

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2010
Equity securities:
Common stock(1)	$1,310.0	$196.3	$(5.6)	$1,500.7
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	334.4	4.6	(1.2)	337.8
Mortgage and asset-backed securities(2)	841.0	31.8	(6.3)	866.5
States, municipalities and political subdivision bonds	1,058.1	25.4	(15.0)	1,068.5
Foreign bonds	112.7	2.4	(0.9)	114.2
Corporate bonds and other	431.9	14.9	(1.4)	445.4

	2,778.1	79.1	(24.8)	2,832.4

Short-term investments	264.8	—	—	264.8

	$4,352.9	$275.4	$(30.4)	$4,597.9

Industry Segment
AIHL insurance group	$3,760.3	$232.7	$(30.4)	$3,962.6
Corporate activities	592.6	42.7	—	635.3

	$4,352.9	$275.4	$(30.4)	$4,597.9

(1)	Of the $1,642.1 million of fair value as of June 30, 2011, $1,024.9 million related to certain energy sector businesses. Of the $1,500.7 million of fair value as of December 31, 2010, $1,004.8 million related to certain energy sector businesses.
(2)	Of the $1,006.3 million of fair value as of June 30, 2011, $549.9 million related to RMBS, $190.5 million related to CMBS and $265.9 million related to other asset-backed securities. Of the $866.5 million of fair value as of December 31, 2010, $499.9 million related to RMBS, $173.4 million related to CMBS and $193.2 million related to other asset-backed securities.

The amortized cost and estimated fair value of debt securities as of June 30, 2011 by contractual maturity are shown below (in millions). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Short-term investments due in one year or less	$262.4	$262.4
Mortgage and asset-backed securities	971.4	1,006.3
Debt securities
One year or less	241.1	244.2
Over one through five years	540.7	561.6
Over five through ten years	569.7	594.0
Over ten years	383.9	389.1
Equity securities	1,406.5	1,642.1

	$4,375.7	$4,699.7

The proceeds from sales of available-for-sale securities were $0.5 billion and $1.1 billion for the six months ended June 30, 2011 and 2010, respectively. The amounts of gross realized capital gains and gross realized capital losses of available-for-sale securities (primarily, equity securities) for the six months ended June 30, 2011 and June 30, 2010 were:

	Six Months Ended June 30,
	2011	2010
	(in millions)
Gross realized gains	$48.5	$64.1
Gross realized losses	(7.3)	(4.3)

Net realized gains	$41.2	$59.8

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

There were no other-than-temporary impairment losses for the six months ended June 30, 2011. Other-than-temporary impairment losses for the six months ended June 30, 2010 reflect $6.8 million of unrealized losses that were deemed to be other-than-temporary and, as such, were required to be charged against earnings. Of the $6.8 million, $6.5 million of other-than-temporary impairment losses related to equity holdings (primarily in the energy sector), and $0.3 million related to debt security holdings (all of which were deemed to be credit-related). The determination that unrealized losses on such securities were other-than-temporary was primarily based on the severity and duration of the declines in fair value of such securities relative to their cost as of the balance sheet date.

After adjusting the cost basis of securities for the recognition of other-than-temporary impairment losses, the gross unrealized investment losses for debt and equity securities as of June 30, 2011 were deemed to be temporary, based on, among other things:

•

the duration of time and the relative magnitude to which fair values of these investments have been below cost was not indicative of an other-than-temporary impairment loss (for example, no equity security was in a continuous unrealized loss position for twelve months or more as of June 30, 2011);

•	the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term prospects of the issuer of the investment; and

•	Alleghany’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

Such gross unrealized investment losses and related fair values for debt securities and equity securities as of June 30, 2011 and December 31, 2010, were as follows (in millions):

	2011		2010
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Debt securities:
U.S. Government obligations
Less than 12 months	$34.7	$0.4	$49.7	$1.2
More than 12 months	—	—	—	—
Mortgage and asset-backed securities
Less than 12 months	102.6	0.9	170.8	2.8
More than 12 months	32.4	3.0	39.5	3.5
States, municipalities and political subdivision bonds
Less than 12 months	197.2	2.6	349.1	14.4
More than 12 months	6.7	0.5	7.7	0.6
Foreign bonds
Less than 12 months	15.7	0.7	45.2	0.9
More than 12 months	—	—	—	—
Corporate bonds and other
Less than 12 months	56.5	1.1	63.1	1.4
More than 12 months	—	—	—	—

Total debt securities
Less than 12 months	406.7	5.7	677.9	20.7
More than 12 months	39.1	3.5	47.2	4.1

Equity securities — Common Stock
Less than 12 months	287.9	16.5	139.5	5.6
More than 12 months	—	—	—	—

Equity securities — Preferred Stock
Less than 12 months	—	—	—	—
More than 12 months	—	—	—	—

Total temporarily impaired securities
Less than 12 months	694.6	22.2	817.4	26.3
More than 12 months	39.1	3.5	47.2	4.1

Total	$733.7	$25.7	$864.6	$30.4

As of June 30, 2011, Alleghany held a total of 147 debt and equity securities that were in an unrealized loss position, of which 15 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. Of the debt securities that were in an unrealized loss position, all were mortgage and asset-backed securities, and states, municipalities and political subdivision bonds. As of June 30, 2011, substantially all of Alleghany’s debt securities were rated investment grade. As of June 30, 2011, non-income producing invested assets were insignificant.

8. Income Taxes

As of June 30, 2011, Alleghany believes there were no material uncertain tax positions that would require disclosure under GAAP.

The effective tax rate on earnings before income taxes was 16.9 percent for the first six months of 2011, compared with 23.4 percent for the corresponding 2010 period. The lower effective tax rate in 2011 primarily reflects the impact of higher dividends received deductions and lower pre-tax earnings in the first six months of 2011, partially offset by the absence of a foreign tax benefit which was significant in the 2010 period.

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

Additional risks and uncertainties include general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession; changes in costs; variations in political, economic or other factors; risks relating to conducting operations in a competitive environment; effects of acquisition and disposition activities, inflation rates or recessionary or expansive trends; changes in interest rates; extended labor disruptions, civil unrest or other external factors over which we have no control; and changes in our plans, strategies, objectives, expectations, or intentions, which may happen at any time at our discretion. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by us or on our behalf. Readers are encouraged to review Item 1A, “Risk Factors,” in our Report on Form 10-K for the year ended December 31, 2010, or the “2010 10-K,” for a more detailed discussion of these risks and uncertainties.

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

Readers are encouraged to review our 2010 10-K for a more complete description of our critical accounting estimates.

Consolidated Results of Operations

The following discussion and analysis presents a review of our results for the three and six months ended June 30, 2011 and 2010. You should read this review in conjunction with the unaudited consolidated financial statements and other data presented in this Form 10-Q as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2010 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. Our results for the first six months of 2011 are not indicative of operating results in future periods.

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

Catastrophe losses, or the absence thereof, can have a significant impact on our results. For example, RSUI’s pre-tax catastrophe losses, net of reinsurance, were $26.4 million in the first six months of 2011, compared with $19.0 million in the first six months of 2010, and were $31.0 million in 2010, $6.7 million in 2009 and $97.9 million in 2008. Catastrophe losses in the first six months of 2011 primarily reflect net losses from severe weather, particularly tornados, in the southeastern and midwestern U.S. in April and May 2011. Catastrophe losses in 2008 primarily reflect net losses from 2008 third quarter Hurricanes Ike, Gustav and Dolly. The incidence and severity of catastrophes in any short period of time are inherently unpredictable. Catastrophes can cause losses in a variety of our property lines of business, and most of our past catastrophe-related claims have resulted from severe hurricanes. Longer-term natural catastrophe trends may be changing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, sea, land and air temperatures, sea levels, rain and snow. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events such as hurricanes. To the extent climate change increases the frequency and severity of such weather events, our insurance operating units, particularly RSUI, may face increased claims, particularly with respect to properties located in coastal areas. Our insurance operating units take certain measures to mitigate against the frequency and severity of such events by giving consideration to these risks in their underwriting and pricing decisions and through the purchase of reinsurance.

As of June 30, 2011, we had consolidated total investments of $4.9 billion, of which $2.8 billion was invested in debt securities, $1.6 billion was invested in equity securities, $0.3 billion was invested in short-term investments and $0.2 billion was invested in other invested assets. Net realized capital gains, other-than-temporary impairment losses and net investment income related to such investment assets are subject to market conditions and management investment decisions and as a result can have a significant impact on our results. In the first six months of 2011, net realized capital gains were $41.2 million, compared with $59.8 million in the corresponding 2010 period, and there were no other-than-temporary impairment losses in the first six months of 2011, compared with $6.8 million in the corresponding 2010 period.

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

The following table summarizes our consolidated revenues, costs and expenses and earnings.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues
Net premiums earned	$183.9	$188.8	$364.8	$383.6
Net investment income	28.6	32.7	60.2	64.1
Net realized capital gains	6.5	33.3	41.2	59.8
Other than temporary impairment losses	—	(5.7)	—	(6.8)
Other income	0.2	1.5	1.1	1.6

Total revenues	$219.2	$250.6	$467.3	$502.3

Costs and expenses
Loss and loss adjustment expenses	$122.6	$83.0	$193.6	$179.8
Commissions, brokerage and other underwriting expenses	64.1	64.8	130.6	131.1
Other operating expenses	8.7	8.1	19.0	16.9
Corporate administration	5.0	6.3	11.4	11.5
Interest expense	4.3	0.2	8.7	0.4

Total costs and expenses	$204.7	$162.4	$363.3	$339.7

Earnings before income taxes	$14.5	$88.2	$104.0	$162.6
Income taxes	(0.6)	21.9	17.6	38.2

Net earnings	$15.1	$66.3	$86.4	$124.4

Revenues:
AIHL	$221.5	$249.0	$467.5	$498.9
Corporate activities*	(2.3)	1.6	(0.2)	3.4
Earnings (losses) before income taxes:
AIHL	$27.5	$93.5	$126.1	$171.8
Corporate activities*	(13.0)	(5.3)	(22.1)	(9.2)

*	Corporate activities consist of Alleghany Properties, our investments in Homesite and ORX and corporate activities at the parent level.

Our earnings before income taxes in the 2011 second quarter decreased from the corresponding 2010 period, primarily reflecting higher loss and loss adjustment expenses, or “LAE,” and lower net realized capital gains. The increase in loss and LAE reflects higher catastrophe losses at RSUI in the 2011 period and a $15.0 million increase in PCC’s prior year reserves as of June 30, 2011. The loss and LAE amounts for the second quarters of 2011 and 2010 also reflect a $12.1 million release of prior year reserves at RSUI in the 2011 period, compared with a $21.3 million release in the corresponding 2010 period. Net realized capital gains in the second quarter of 2011 and 2010 relate primarily to sales of certain equity securities, some of which had their cost basis reduced in earlier periods for the recognition of unrealized losses through other-than-temporary impairment losses.

Our earnings before income taxes in the first six months of 2011 decreased from the corresponding 2010 period, primarily reflecting lower net realized capital gains, lower net premiums earned, higher loss and LAE, higher interest expense and lower net investment income, partially offset by an absence of other-than temporary impairment losses in 2011. Net realized capital gains in the first six months of 2011 and 2010 relate primarily to sales of certain equity securities, some of which had their cost basis reduced in earlier periods for the recognition of unrealized losses through other-than-temporary impairment losses. The decrease in net premiums earned reflects the impact of continuing competition at CATA and to a lesser degree, RSUI, as well as a reduction in net premiums written in certain specialty classes of business by CATA. The increase in loss and LAE primarily reflects a $15.0 million increase in PCC’s prior year reserves as of June 30, 2011. The decrease in net investment income primarily reflects a higher increase in our equity share of losses in Homesite, partially offset by higher dividend income in the 2011 period. Interest expense in the first six months of 2011 relates primarily to interest on our $300.0 million of 5.625% Senior Notes due September 15, 2020, or “Senior Notes”, which were issued on September 20, 2010.

The effective tax rate on earnings before income taxes was 16.9 percent for the first six months of 2011, compared with 23.4 percent for the corresponding 2010 period. The lower effective tax rate in 2011 primarily reflects the impact of higher dividends received deductions and lower pre-tax earnings in the first six months of 2011, partially offset by the absence of a foreign tax benefit which was significant in the 2010 period.

AIHL Operating Results

AIHL Operating Unit Pre-Tax Results

	RSUI	CATA	PCC	AIHL
	(in millions, except ratios)
Three months ended June 30, 2011
Gross premiums written	$320.7	$38.6	$0.7	$360.0
Net premiums written	206.6	36.2	1.8	244.6

Net premiums earned (1)	$144.4	$37.9	$1.6	$183.9
Loss and loss adjustment expenses	84.0	22.5	16.1	122.6
Commissions, brokerage and other underwriting expenses (2)	40.9	17.1	6.1	64.1

Underwriting profit (loss) (3)	$19.5	$(1.7)	$(20.6)	$(2.8)

Net investment income (1)				31.0
Net realized capital gains (1)				6.5
Other than temporary impairment losses (1)				—
Other income (1)				0.1
Other expenses (2)				7.3

Earnings before income taxes				$27.5

Loss ratio (4)	58.2%	59.5%	1006.1%	66.7%
Expense ratio (5)	28.3%	45.1%	386.6%	34.9%

Combined ratio (6)	86.5%	104.6%	1392.7%	101.6%

Three months ended June 30, 2010
Gross premiums written	$300.6	$47.0	$(0.6)	$347.0
Net premiums written	185.1	44.3	(0.6)	228.8

Net premiums earned (1)	$146.3	$41.5	$1.0	$188.8
Loss and loss adjustment expenses	62.3	19.6	1.1	83.0
Commissions, brokerage and other underwriting expenses (2)	40.2	19.2	5.4	64.8

Underwriting profit (loss) (3)	$43.8	$2.7	$(5.5)	$41.0

Net investment income (1)				33.0
Net realized capital gains (1)				32.7
Other than temporary impairment losses (1)				(5.7)
Other income (1)				0.2
Other expenses (2)				7.7

Earnings before income taxes				$93.5

Loss ratio (4)	42.6%	47.2%	110.8%	44.0%
Expense ratio (5)	27.4%	46.3%	518.7%	34.3%

Combined ratio (6)	70.0%	93.5%	629.5%	78.3%

	RSUI	CATA	PCC	AIHL
	(in millions, except ratios)
Six months ended June 30, 2011
Gross premiums written	$532.9	$76.2	$1.1	$610.2
Net premiums written	337.4	71.6	2.2	411.2

Net premiums earned (1)	$286.0	$77.1	$1.7	$364.8
Loss and loss adjustment expenses	135.2	41.6	16.8	193.6
Commissions, brokerage and other underwriting expenses (2)	82.3	36.5	11.8	130.6

Underwriting profit (loss) (3)	$68.5	$(1.0)	$(26.9)	$40.6

Net investment income (1)				61.2
Net realized capital gains (1)				41.2
Other than temporary impairment losses (1)				—
Other income (1)				0.3
Other expenses (2)				17.2

Earnings before income taxes				$126.1

Loss ratio (4)	47.3%	53.9%	992.3%	53.1%
Expense ratio (5)	28.8%	47.4%	697.2%	35.8%

Combined ratio (6)	76.1%	101.3%	1689.5%	88.9%

Six months ended June 30, 2010
Gross premiums written	$522.6	$87.5	$1.9	$612.0
Net premiums written	315.5	82.5	1.8	399.8

Net premiums earned (1)	$296.6	$82.1	$4.9	$383.6
Loss and loss adjustment expenses	135.2	40.6	4.0	179.8
Commissions, brokerage and other underwriting expenses (2)	80.8	38.5	11.8	131.1

Underwriting profit (loss) (3)	$80.6	$3.0	$(10.9)	$72.7

Net investment income (1)				66.3
Net realized capital gains (1)				55.5
Other than temporary impairment losses (1)				(6.8)
Other income (1)				0.3
Other expenses (2)				16.2

Earnings before income taxes				$171.8

Loss ratio (4)	45.6%	49.4%	82.1%	46.8%
Expense ratio (5)	27.3%	47.0%	241.7%	34.2%

Combined ratio (6)	72.9%	96.4%	323.8%	81.0%

(1)	Represent components of total revenues.
(2)	Commissions, brokerage and other underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses attributable primarily to underwriting activities, whereas the remainder constitutes other expenses.
(3)

Represent net premiums earned less loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, other-than-temporary impairment losses, other income or other expenses. Underwriting profit does not replace net earnings determined in accordance with GAAP as a measure of profitability; rather, we believe that underwriting profit, which does not include net investment income, net realized capital gains, other-than-temporary impairment losses, other income or other expenses, enhances the understanding of AIHL’s insurance operating units’ operating results by highlighting net earnings attributable to their underwriting performance. With the addition of net investment income, net realized capital gains, other-than-temporary impairment losses, other income and other expenses, reported pre-tax net earnings (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting profit as an important measure in the overall evaluation of performance.
(4)	Loss and LAE divided by net premiums earned, all as determined in accordance with GAAP.
(5)	Commissions, brokerage and other underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.
(6)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on loss and LAE, and commissions, brokerage and other underwriting expenses.

Discussion of individual AIHL operating unit results follows, and AIHL investment results are discussed below under “AIHL Investment Results.”

RSUI

The increase in gross premiums written by RSUI in the second quarter and the first six months of 2011 from the corresponding 2010 periods primarily reflects growth in RSUI’s binding authority business and assumed premium writings from international insurance carriers. In addition, the increase in gross premiums written in the 2011 second quarter from the corresponding 2010 period also reflects growth in RSUI’s property line of business. Such increases were partially offset by the impact of reduced exposures of RSUI’s customers and continuing competition in certain of RSUI’s casualty lines of business.

Net premiums earned in the second quarter and first six months of 2011 primarily reflect gross premiums written during the third and fourth quarters of 2010 and the first quarter of 2011 being earned. RSUI’s net premiums earned decreased in the second quarter and first six months of 2011 as a result of lower gross premiums written in these earlier quarters as compared with gross premiums written in the third and fourth quarters of 2009 and the first quarter of 2010 which are reflected in the net premiums earned in the second quarter and first six months of 2010.

The increase in loss and LAE in the second quarter from the corresponding period in 2010 primarily reflects the impact of higher catastrophe losses in the 2011 period, and a smaller release of prior accident year reserves in the 2011 period. For the first six months of 2011, losses and LAE reflect higher catastrophe losses in the 2011 period than the corresponding period in 2010, offset by a larger release of prior accident year reserves in the 2011 period.

Catastrophe losses, net of reinsurance, were $26.4 million in the first six months of 2011, compared with $19.0 million in the first six months of 2010. Catastrophe losses in the first six months of 2011 primarily reflect net losses from severe weather, particularly tornados, in the southeastern and midwestern U.S. in April and May 2011.

Loss and LAE in the 2011 second quarter reflect a $12.1 million release of prior year reserves in RSUI’s casualty lines of business, compared with a $21.3 million release in the corresponding 2010 period. The $12.1 million release of prior year reserves in the 2011 second quarter relates primarily to the umbrella/excess liability, professional liability and general liability lines of business primarily for the 2004 through 2008 accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. The $21.3 million release of prior year reserves in the 2010 second quarter relates primarily to the general liability, professional liability and umbrella/excess liability lines of business primarily for the 2003 through 2007 accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business.

Loss and LAE in the first six months of 2011 reflect a $27.9 million release of prior year reserves in RSUI’s casualty lines of business, compared with a net $13.8 million release in the corresponding 2010 period. In addition to the releases of prior year reserves in the second quarter of 2011 noted above, loss and LAE in the first six months of 2011 reflect a $15.8 million release of prior year casualty reserves in the 2011 first quarter, compared with a $7.5 million increase of prior year casualty reserves in the 2010 first quarter. The $15.8 million net release of prior year casualty reserves in the 2011 first quarter relates primarily to the umbrella/excess, general liability and professional liability lines of business, primarily for the 2004 through 2008 accident years, and reflects favorable loss emergence, compared with loss emergence patterns assumed in earlier periods for such lines of business. The $7.5 million increase in prior year casualty reserves in the 2010 first quarter resulted from an increase in estimated ultimate 2007 accident year losses for the directors and officers, or “D&O,” liability line of business, reflecting, in part, unfavorable loss emergence on certain sub-prime mortgage industry claims.

As noted above, there was favorable loss emergence in the first six months of 2011 compared with loss emergence patterns assumed in earlier periods for the umbrella/excess, general liability and professional liability lines of business. Specifically, cumulative losses for such lines of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be higher through June 30, 2011 than the actual cumulative losses through that date. The amount of lower cumulative losses, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 3.3 percent. Such reduction did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for its umbrella/excess, general liability and professional liability lines of business in the first six months of 2011.

The decrease in RSUI’s underwriting profit in the 2011 second quarter from the corresponding 2010 period primarily reflects an increase in loss and LAE and a decrease in net premiums earned. The decrease in RSUI’s underwriting profit in the first six months of 2011 from the corresponding 2010 period primarily reflects a decrease in net premiums earned.

In general, rates at RSUI in the first six months of 2011, compared with the corresponding period in 2010, reflect overall industry trends of downward pricing as a result of steady competitive pressures, except for certain areas with catastrophe-exposed property, where such pressures appear to be moderating.

As discussed in the 2010 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2011. RSUI renewed all of its catastrophe reinsurance program for the 2011-2012 period, and the new reinsurance program is similar to the expired program. The new reinsurance program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 47.0 percent co-participation by RSUI (compared with a 33.0 percent co-participation under the expired program), in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5.0 percent co-participation by RSUI, in excess of $200.0 million. In addition, RSUI’s property per risk reinsurance program for the 2011-2012 period provides RSUI with coverage for $90.0 million of losses, before a 10.0 percent co-participation by RSUI, in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance.

When structuring its catastrophe reinsurance program, RSUI considers a number of factors, including its gross limit exposure by geographic region, the attachment point of policy coverages within its book of business, its anticipated market share percentage of aggregate industry losses and the cost of reinsurance. RSUI also considers the modeled loss estimates under different scenarios produced by third-party catastrophic modeling software. For a 250 year return period, such models in 2011 produced a net loss after tax and a resulting decline in Alleghany’s consolidated stockholders’ equity as of June 30, 2011 ranging between 4 percent and 16 percent. Such modeled loss estimates do not necessarily represent RSUI’s minimum or maximum catastrophe exposures, and it is highly likely that RSUI’s actual incurred losses would vary significantly from any such estimates, as has been the case for RSUI historically. As such, there can be no assurances that RSUI will not incur a net loss in excess of such range of modeled loss estimates from one or more major catastrophic events. See risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2010 10-K.

As discussed in Note 5(a) to the Notes to Consolidated Financial Statements set forth in Item 8 of the 2010 10-K, RSUI reinsures its other lines of business through quota share treaties, except for professional liability, binding authority and (effective April 15, 2011) the general liability lines where RSUI retains all of such business. RSUI’s quota share reinsurance treaty for umbrella/excess lines of business renewed on June 1, 2011 on the same terms as the expiring treaty, providing coverage for policies with limits up to $30.0 million, with RSUI ceding 35.0 percent of the premium and loss for policies with limits up to $15.0 million and ceding 67.5 percent of the premium and loss for policies with limits in excess of $15.0 million up to $30.0 million. RSUI’s directors and officers liability line quota share reinsurance treaty renewed on July 1, 2011 on the same terms as the expiring treaty, providing coverage for policies with limits up to $20.0 million, with RSUI ceding 35.0 percent of the premium and loss for policies with limits up to $10.0 million and ceding 60.0 percent of the premium and loss for policies with limits in excess of $10.0 million up to $20.0 million.

CATA

The decrease in gross premiums written by CATA in the second quarter and first six months of 2011 from the corresponding 2010 periods primarily reflects continuing price competition in CATA’s property and casualty lines of business, including in excess and surplus markets, partially offset by higher gross premiums written in CATA’s commercial surety line of business. The decrease in CATA's property and casualty lines of business also reflects reduced writings of certain specialty classes of business through a program administrator in connection with a program where notice of termination of such program has been given (“Terminated Program Business”). CATA’s net premiums earned decreased in the second quarter and first six months of 2011 from the corresponding 2010 periods primarily reflecting the decrease in gross premiums written, partially offset by an increase in net premiums earned in CATA’s miscellaneous errors and omissions liability line of business.

The increase in loss and LAE in the second quarter and first six months of 2011 from the corresponding 2010 periods primarily reflects prior year reserve increases in the second quarter and first six months of 2011 compared with prior year reserve releases in the corresponding 2010 periods, partially offset by the impact of lower net premiums earned.

Loss and LAE in the 2011 second quarter reflect a net $2.7 million increase of prior year reserves related primarily to the Terminated Program Business in the 2010 and 2009 accident years, partially offset by a decrease in prior year reserves in certain of CATA’s casualty lines of business. The net $2.7 million increase reflects unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods for such business. The $3.5 million release in the 2010 second quarter reflects favorable loss emergence for various discontinued liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976, based on a reserve study that was completed in the 2010 second quarter.

Loss and LAE in the first six months of 2011 reflect a $1.0 million net increase of prior year reserves in CATA’s property and casualty lines of business, compared with a $4.3 million release in the corresponding 2010 period. In addition to the increase of prior year reserves in the second quarter of 2011 and the release of prior year reserves in the 2010 second quarter noted above, loss and LAE in the first six months of 2011 reflect a net prior year reserve release of $1.7 million in the 2011 first quarter, compared with a reserve release of $0.8 million in the 2010 first quarter. The $1.7 million reserve release primarily relates to favorable development on the property line of business from the 2010 accident year and, to a lesser extent, a prior year reserve release in the casualty lines of business from older accident years, reflecting favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. The $0.8 million reserve release in the 2010 first quarter was primarily related to casualty prior accident year reserves.

There was unfavorable loss emergence related to the Terminated Program Business compared with loss emergence patterns assumed in earlier periods for such business. Specifically, cumulative losses for such line of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be lower through June 30, 2011 than the actual cumulative losses through that date. The amount of higher cumulative losses, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 3.6 percent.

The increase in loss and LAE and decrease in net premiums earned were the primary causes of the decreases in CATA’s underwriting profit in the second quarter and first six months of 2011 from the corresponding 2010 periods.

In general, rates at CATA in the first six months of 2011, compared with the corresponding 2010 period, reflect overall industry trends of downward pricing as a result of increased competition.

PCC

Commencing August 1, 2009, PCC ceased soliciting new or renewal business on a direct basis due to its determination that it was unable to write business at rates it deemed adequate due to the difficult state of the California workers’ compensation market and took corresponding expense reduction steps, including staff reductions, in light of such determination. Effective April 12, 2010, as part of a strategic repositioning effort, PCC changed its name from Employers Direct Corporation, changed the name of Pacific Compensation Insurance Company from Employers Direct Insurance Company, and took steps to emerge as a brokerage carrier at such time as it determines rates are adequate. In the first six months of 2011, PCC began writing a modest amount of new business through brokers.

PCC reported underwriting losses of $26.9 million and $10.9 million in the first six months of 2011 and 2010, respectively. The underwriting losses primarily reflect a lack of premiums earned for the reasons described above (particularly with respect to the first six months of 2011), combined with PCC’s ongoing staffing and related expenses. PCC’s underwriting loss for the first six months of 2011 also reflects a $15.0 million increase of prior accident year workers’ compensation loss reserves and LAE. Of the $15.0 million increase, $10.0 million related to an unanticipated increase in medical claims emergence and an absence of anticipated favorable indemnity claims emergence. PCC had anticipated favorable indemnity claims emergence based upon prior claims development experience which indicated that injured workers would be returning to work, curtailing lost wage costs. PCC believes the weak California employment environment has hindered the ability of injured workers to return to work and indirectly influenced indemnity claims. The remaining $5.0 million of the $15.0 million increase related to an increase in allocated LAE reserves arising in part from an increased utilization of outside counsel to assist in the settlement process, as well as a decrease in ceded loss and LAE reserves based on a second quarter 2011 review of reinsurance coverage estimates. The review of reinsurance coverage estimates also resulted in a $1.1 million decrease in ceded premiums earned, which increased net premiums earned.

AIHL Investment Results

Following is information relating to AIHL’s investment results (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net investment income	$31.0	$33.0	$61.2	$66.3
Net realized capital gains	$6.5	$32.7	$41.2	$55.5
Other than temporary impairment losses	$—	$(5.7)	$—	$(6.8)

Net Investment Income. The decrease in AIHL’s net investment income in the second quarter and first six months of 2011 from the corresponding 2010 periods is due principally to an absence of equity-method partnership income in the first six months of 2011 as such partnerships were dissolved in the 2010 third quarter, and the impact of ongoing negative cash flow at PCC, partially offset by higher dividend income.

Net Realized Capital Gains. Net realized capital gains in the second quarter and first six months of 2011 and 2010 relate primarily to sales of certain equity securities in the energy sector, some of which had their cost basis reduced in earlier periods for the recognition of unrealized losses through other-than-temporary impairment losses. Net realized capital gains in the first six months of 2011 also included the sales of certain equity securities in the defense sector.

Other-Than-Temporary Impairment Losses. There were no other-than-temporary impairment losses for the six months ended June 30, 2011. Other-than-temporary impairment losses for the six months ended June 30, 2010 reflect $6.8 million of unrealized losses that were deemed to be other-than-temporary and, as such, were required to be charged against earnings. Of the $6.8 million, $6.5 million of other-than-temporary impairment losses related to equity holdings (primarily in the energy sector), and $0.3 million related to debt security holdings (all of which were deemed to be credit-related). The determination that unrealized losses on such securities were other-than-temporary was primarily based on the severity and duration of the declines in fair value of such securities relative to their cost as of the balance sheet date.

After adjusting the cost basis of securities for the recognition of other-than-temporary impairment losses, the gross unrealized investment losses for debt and equity securities as of June 30, 2011 were deemed to be temporary, based on, among other things:

•	the duration of time and the relative magnitude to which fair values of these investments have been below cost was not indicative of an other-than-temporary impairment loss (for example, no equity security was in a continuous unrealized loss position for twelve months or more as of June 30, 2011);

•	the absence of compelling evidence that would cause us to call into question the financial condition or near-term prospects of the issuer of the investment; and

•	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

See Note 7 to the Notes to the Unaudited Consolidated Financial Statements set forth in Item 1 of this Form 10-Q for further details concerning gross unrealized investment losses for debt and equity securities as of June 30, 2011.

Corporate Activities Operating Results

The following table summarizes corporate activities’ results (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net investment income	$(2.4)	$(0.3)	$(1.0)	$(2.2)
Net realized capital gains	—	0.6	—	4.3
Other than temporary impairment losses	—	—	—	—
Other income	0.1	1.3	0.8	1.3

Total revenues	$(2.3)	$1.6	$(0.2)	$3.4
Corporate administration and other expenses	6.4	6.8	13.2	12.5
Interest expense	4.3	0.1	8.7	0.1

(Losses) before income taxes	$(13.0)	$(5.3)	$(22.1)	$(9.2)

Losses for corporate activities in the second quarter and first six months of 2011 generally reflect corporate administration, interest and other expenses and negative net investment income. Losses for corporate activities in the second quarter and first six months of 2010 generally reflect corporate administration and other expenses and negative net investment income, partially offset by net realized capital gains. The increase in losses before income taxes in the second quarter and first six months of 2011 from the corresponding 2010 periods primarily reflects an absence of net realized capital gains in the three and six months ended June 30, 2011, substantially higher interest expense, and higher negative net investment income. Interest expense in the second quarter and first six months of 2011 relates primarily to interest on our Senior Notes, which were issued on September 20, 2010 (see Note 7 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2010 10-K for further details). The higher negative net investment income for the second quarter of 2011 compared with the corresponding period in 2010 was primarily due to an increase in our equity share of losses related to our investment in Homesite, partially offset by higher dividend income.

For the six months ended June 30, 2011 and 2010, net investment income included $7.1 million and $1.6 million, respectively, of our equity share of losses in Homesite, and $2.2 million and $2.8 million, respectively, of our equity share of losses in ORX. Homesite losses in the first six months of 2011 primarily reflect the impact of increased homeowners insurance claims from severe weather, particularly tornados, in the southeastern and midwestern U.S. in April and May 2011.

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

	Property	Casualty(1)	CMP(2)	Surety	Workers’ Comp(3)	All Other(4)	Total
	(in millions)
June 30, 2011
Gross loss and LAE reserves	$140.3	$1,909.2	$53.6	$19.4	$171.0	$30.9	$2,324.4
Reinsurance recoverables on unpaid losses	(43.6)	(774.8)	(0.1)	(0.1)	(8.8)	(17.0)	(844.4)

Net loss and LAE reserves	$96.7	$1,134.4	$53.5	$19.3	$162.2	$13.9	$1,480.0

December 31, 2010
Gross loss and LAE reserves	$150.1	$1,883.6	$58.9	$17.1	$186.7	$32.3	$2,328.7
Reinsurance recoverables on unpaid losses	(52.0)	(765.2)	(1.0)	(0.1)	(10.9)	(18.2)	(847.4)

Net loss and LAE reserves	$98.1	$1,118.4	$57.9	$17.0	$175.8	$14.1	$1,481.3

(1)	Primarily consists of umbrella/excess liability, D&O liability, professional liability and general liability.

(2)	Commercial multiple peril.
(3)	Workers’ compensation amounts include PCC, net of purchase accounting adjustments (see Note 4(a) to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2010 10-K). Such adjustments include a minor reduction of gross and net loss and LAE for acquisition date discounting, as required under purchase accounting. Workers’ compensation amounts also include minor balances from CATA.
(4)	Primarily consists of loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees. The loss and LAE reserves are ceded 100 percent to the sellers. Additional information regarding the loss reserve guarantees can be found in Note 5(c) to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2010 10-K.

Changes in Loss and LAE Reserves between June 30, 2011 and December 31, 2010

Gross Reserves. Gross loss and LAE reserves as of June 30, 2011 decreased modestly from December 31, 2010 due primarily to reserve decreases in workers’ compensation and property lines of business, offset by increases in casualty lines of business. The decrease in workers’ compensation gross loss and LAE reserves primarily reflects the impact of PCC ceasing to solicit new or renewal business on a direct basis commencing August 1, 2009, partially offset by an increase in gross loss and LAE reserves by PCC as of June 30, 2011 related to prior accident years. The decrease in property gross loss and LAE reserves is mainly due to claim payments made by RSUI in the first six months of 2011. Such claim payments caused RSUI to reduce its case reserves from prior accident years, primarily related to 2008 third quarter hurricane losses.

Net Reserves. Net loss and LAE reserves as of June 30, 2011 decreased modestly from December 31, 2010 due primarily to reserve decreases in property and workers’ compensation lines of business, offset by increases in casualty lines of business. The decrease in property net loss and LAE reserves is mainly due to claim payments made by RSUI in the first six months of 2011. Such claim payments caused RSUI to reduce its case reserves from prior accident years, primarily related to 2008 third quarter hurricane losses. The decrease in workers’ compensation net loss and LAE reserves primarily reflects the impact of PCC ceasing to solicit new or renewal business on a direct basis commencing August 1, 2009, partially offset by an increase in net loss and LAE reserves by PCC as of June 30, 2011 related to prior accident years.

Reinsurance Recoverables

As of June 30, 2011, AIHL had total reinsurance recoverables of $872.6 million, consisting of $844.4 million of ceded outstanding loss and LAE and $28.2 million of recoverables on paid losses. RSUI’s reinsurance recoverables totaled $757.3 million of AIHL’s $872.6 million. The reinsurance purchased by AIHL’s insurance operating units does not relieve them from their obligations to their policyholders, and therefore, the financial strength of their reinsurers is important. Approximately 90.1 percent of AIHL’s reinsurance recoverables balance as of June 30, 2011 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. AIHL’s Reinsurance Security Committee, which includes certain of our officers and the chief financial officer of each of AIHL’s operating units and which manages the use of reinsurance by such operating units, has determined that reinsurers with a rating of A (Excellent) or higher have an ability to meet their ongoing obligations at a level that is acceptable to us.

Information regarding concentration of AIHL’s reinsurance recoverables as of June 30, 2011 is as follows (dollars in millions):

Reinsurer(1)	Rating(2)	Dollar Amount	Percentage
Swiss Re	A (Excellent)	$156.2	17.9%
Platinum Underwriters Holdings, Ltd.	A (Excellent)	97.8	11.2%
The Chubb Corporation	A++ (Superior)	89.6	10.3%
All other reinsurers		529.0	60.6%

Total		$872.6	100.0%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.

As of June 30, 2011, AIHL also had fully collateralized reinsurance recoverables of $91.2 million due from Darwin Professional Underwriters Inc., or “Darwin,” a specialty property and casualty insurer of which we owned 55 percent until October 2008, when it was merged with a subsidiary of Allied World Assurance Company Holdings, Ltd. The A.M. Best financial strength rating of Darwin was A (Excellent) as of June 30, 2011. AIHL had no allowance for uncollectible reinsurance as of June 30, 2011.

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at the parent company. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of June 30, 2011, we held marketable securities and cash of $658.9 million at the parent company and $612.4 million at AIHL, which totaled $1,271.3 million. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of June 30, 2011.

Stockholders’ equity increased to approximately $3.0 billion as of June 30, 2011, compared with approximately $2.9 billion as of December 31, 2010, representing an increase of 4.1 percent. The increase in stockholders’ equity primarily reflects net earnings and an increase in net unrealized appreciation in our investment portfolio in the first six months of 2011, partially offset by the repurchase of our common stock pursuant to our repurchase program described below.

As discussed in Note 7 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2010 10-K, we issued $300.0 million of Senior Notes on September 20, 2010, and we entered into a credit agreement that provides for a two tranche revolving credit facility in an aggregate principal amount of up to $100.0 million on September 9, 2010. There were no borrowings under such credit agreement during the first six months of 2011.

Common Stock Repurchases. In July 2010, our Board of Directors authorized the repurchase of shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million. During the first six months of 2011, we repurchased an aggregate of 66,341 shares of our common stock in the open market for $21.3 million, at an average price per share of $320.72 (share and average price amounts are not adjusted for the stock dividend declared in February 2011). As of June 30, 2011 and December 31, 2010, we had 8,884,873 and 8,941,885 shares of our common stock outstanding, respectively. Unless stated otherwise, all preceding figures have been adjusted to reflect the common stock dividend declared in February 2011 and paid in April 2011.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources, and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of June 30, 2011.

AIHL. The obligations and cash outflow of AIHL’s insurance operating units include claim settlements, administrative expenses and purchases of investments. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, AIHL’s insurance operating units accumulate funds which they invest pending the need for liquidity. As an insurance company’s cash needs can be unpredictable due to the uncertainty of the claims settlement process, AIHL’s portfolio, which includes those of its insurance operating units, is composed primarily of liquid securities such as debt securities and short-term investments to ensure the availability of funds for its cash needs. As of June 30, 2011, investments and cash represented 72.4 percent of the assets of AIHL and its insurance operating units.

Consolidated Investment Holdings

Overview. On a consolidated basis, our invested asset portfolio was approximately $4.9 billion as of June 30, 2011, an increase of 1.9 percent from December 31, 2010. The increase reflects a net increase in unrealized appreciation on our investment portfolio during the first six months of 2011, partially offset by negative cash flow at PCC and our repurchase of common stock pursuant to our repurchase program. Negative cash flow at PCC was a result of PCC ceasing to solicit new or renewal business on a direct basis commencing August 1, 2009.

The overall weighted-average credit quality rating of our debt securities portfolio was AA+ as of June 30, 2011. Although many of our debt securities, which consist predominantly of states, municipalities and political subdivision bonds, are insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of June 30, 2011.

Fair Value. The estimated carrying values and fair values of our consolidated financial instruments as of June 30, 2011 and December 31, 2010 were as follows (in millions):

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Investments (excluding equity method investments)*	$4,726.9	$4,726.9	$4,622.7	$4,622.7
Liabilities
Senior Notes	$299.0	$308.9	$298.9	$291.8

*	This table includes available-for-sale investments (securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method (Homesite, ORX and other investments) and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.

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

The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	“Level 1” — Valuations are based on unadjusted quoted prices in active markets for identical, unrestricted assets. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these assets does not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 assets generally include publicly traded common stocks and debt securities issued directly by the U.S. Government, where our valuations are based on quoted market prices.

•	“Level 2” — Valuations are based on quoted market prices where such markets are not deemed to be sufficiently “active.” In such circumstances, additional valuation metrics will be used which involve direct or indirect observable market inputs. Our Level 2 assets generally include preferred stocks and debt securities other than debt issued directly by the U.S. Government. Our Level 2 liabilities include the Senior Notes. Substantially all of the determinations of value in this category are based on a single quote from third-party dealers and pricing services. As we generally do not make any adjustments thereto, such quote typically constitutes the sole input in our determination of the fair value of these types of securities. In developing a quote, such third-parties will use the terms of the security and market-based inputs. Terms of the security include coupon, maturity date, and any special provisions that may, for example, enable the investor, at its election, to redeem the security prior to its scheduled maturity date. Market-based inputs include the level of interest rates applicable to comparable securities in the market place and current credit rating(s) of the security. Such quotes are generally non-binding.

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

The estimated fair values of our financial instruments as of June 30, 2011 and December 31, 2010 allocated among the three levels set forth above were as follows (in millions):

	Level 1	Level 2	Level 3	Total
As of June 30, 2011
Equity securities:
Common stock(1)	$1,642.1	$—	$—	$1,642.1
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	271.9	30.5	—	302.4
Mortgage and asset-backed securities(2)	—	1,006.3	—	1,006.3
States, municipalities and political subdivision bonds	—	1,000.6	—	1,000.6
Foreign bonds	—	90.3	—	90.3
Corporate bonds and other	—	395.6	—	395.6

	271.9	2,523.3	—	2,795.2

Short-term investments	87.4	175.0	—	262.4
Other invested assets(3)	—	—	27.2	27.2

Investments (excluding equity method investments)	$2,001.4	$2,698.3	$27.2	$4,726.9

Senior Notes	$—	$308.9	$—	$308.9

As of December 31, 2010
Equity securities:
Common stock(1)	$1,500.7	$—	$—	$1,500.7
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	307.3	30.5	—	337.8
Mortgage and asset-backed securities(2)	—	866.5	—	866.5
States, municipalities and political subdivision bonds	—	1,068.5	—	1,068.5
Foreign bonds	—	114.2	—	114.2
Corporate bonds and other	—	445.4	—	445.4

	307.3	2,525.1	—	2.832.4

Short-term investments	86.4	178.4	—	264.8
Other invested assets(3)	—	—	24.8	24.8

Investments (excluding equity method investments)	$1,894.4	$2,703.5	$24.8	$4,622.7

Senior Notes	$—	$291.8	$—	$291.8

(1)	Of the $1,642.1 million of fair value as of June 30, 2011, $1,024.9 million related to certain energy sector businesses. Of the $1,500.7 million of fair value as of December 31, 2010, $1,004.8 million related to certain energy sector businesses.
(2)	Of the $1,006.3 million of fair value as of June 30, 2011, $549.9 million related to residential mortgage-backed securities, or

“RMBS,” $190.5 million related to commercial mortgage-backed securities, or “CMBS,” and $265.9 million related to other asset-backed securities. Of the $866.5 million of fair value as of December 31, 2010, $499.9 million related to RMBS, $173.4 million related to CMBS and $193.2 million related to other asset-backed securities.
(3)	Level 3 securities consist of partnership investments. The carrying value of partnership investments of $27.2 million increased by $2.4 million from the December 31, 2010 carrying value of $24.8 million, due primarily to an increase in estimated fair value during the period.

Mortgage- and Asset-Backed Securities. As of June 30, 2011, our mortgage- and asset-backed securities portfolio consisted of the following and was backed by the following types of underlying collateral (in millions):

Type of Underlying Collateral	Fair Value	Average Rating
RMBS: guaranteed by FNMA or FHLMC (1)	$120.7	Aaa /AAA
RMBS: guaranteed by GNMA (2)	360.3	Aaa /AAA
RMBS: Alt A	10.8	A1 /AA+
RMBS: Sub-prime	2.2	Baa2
All other	512.3	Aaa/AAA

Total	$1,006.3	Aaa /AAA

(1)	“FNMA” refers to the Federal National Mortgage Association, and “FHLMC” refers to the Federal Home Loan Mortgage Corporation.
(2)	“GNMA” refers to the Government National Mortgage Association.

States, Municipalities and Political Subdivision Bonds. The following table details the top five state exposures of our states, municipalities and political subdivision bond portfolio as of June 30, 2011 (in millions):

	General Obligation	Special Revenue	Total Fair Value
Texas	$60.9	$28.3	$89.2
Washington	49.3	13.3	62.6
Massachusetts	4.6	56.2	60.8
New York	4.5	49.5	54.0
Colorado	31.2	14.8	46.0
All other	226.0	399.8	625.8

	$376.5	$561.9	$938.4

Advance refunded / escrowed to maturity bonds			62.2

Total states, municipalities and political subdivision bond portfolio			$1,000.6

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

Future Application of Accounting Standards

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance increases the prominence of other comprehensive income in the financial statements and eliminates the current option to report other comprehensive income and its components in the statement of changes in equity, and does not change the items that must be reported in other comprehensive income. This guidance is generally effective for interim and annual periods beginning after December 15, 2011. We will adopt this guidance in the 2012 first quarter, and we do not currently believe that the implementation will have an impact on our results of operations and financial condition.

In May 2011, FASB issued guidance that addresses requirements for measuring fair value. Among other things, the guidance clarifies that the “highest and best use” valuation premise applies only to non-financial assets, and that premiums or discounts should be applied to valuations of an individual asset or liability only when market participants would do so. The guidance also permits measurement of fair value of financial instruments (that are carried at fair value) based on an entity’s net exposure to a particular market or credit risk on a net basis if there is evidence that the entity manages its financial instruments in this way. The guidance provides for additional financial statement disclosure regarding fair value measurements, including disclosure involving transfers between categories within the fair value hierarchy, and quantitative and qualitative information about fair value measurements that involve a significant degree of judgment. This guidance is effective for interim and annual periods ending after December 15, 2011. We will adopt this guidance in the first quarter of 2012, and we do not believe the implementation will have a material impact on our results of operations and financial condition.

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

Debt Securities and Senior Notes. The primary market risk for our and our subsidiaries’ debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The tables below present sensitivity analyses as of June 30, 2011 of our (i) consolidated debt securities and (ii) Senior Notes, that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical June 30, 2011 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding.

As of June 30, 2011 (in millions)

Interest rate shifts	-300	-200	-100	0	100	200	300
Assets:
Debt securities, fair value	$3,122.8	$3,011.3	$2,904.5	$2,795.2	$2,680.0	$2,567.4	$2,460.9
Estimated change in fair value	$327.6	$216.1	$109.3	—	$(115.2)	$(227.8)	$(334.3)
Liabilities:
Senior Notes, fair value	$384.9	$357.3	$332.1	$308.9	$287.8	$268.3	$250.5
Estimated change in fair value	$76.0	$48.4	$23.2	—	$(21.1)	$(40.6)	$(58.4)

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

Partnership Investments. In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Partnership investments are included in other invested assets. The carrying value of partnership investments accounted for on an available-for-sale basis was $27.2 million as of June 30, 2011 and $24.8 million as of December 31, 2010.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, or “CEO,” and our chief financial officer, or “CFO,” of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q Report pursuant to Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the “Exchange Act.” Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of that date to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and timely reported as specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide such assurance; however, we note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

No changes occurred during the three months ended June 30, 2011 in our internal control structure over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2010 10-K. Please refer to that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table summarizes our common stock repurchases for the quarter ended June 30, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	—	$—	—
May 1 to May 31	5,633	$325.93	5,633
June 1 to June 30	39,854	$327.17	39,854

Total	45,487	$327.02	45,487	$277,306,560

(1)	Share and average price amounts are not adjusted for the stock dividend declared in February 2011.
(2)	All shares represent shares repurchased pursuant to an authorization of the Board of Directors, announced in July 2010, to repurchase shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.
101.1	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to Unaudited Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this Exhibit 101.1 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION Registrant

Date: August 4, 2011	By:	/s/ Roger B. Gorham
Roger B. Gorham
Senior Vice President (and chief financial officer)