Form 10-Q
period 2011-09-30
ALLEGHANY CORP /DE
filed 2011-11-07
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). 12b-2 OF THE EXCHANGE ACT).     YES     NO   ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

8,566,272 SHARES AS OF NOVEMBER 2, 2011

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)
	(in thousands, except
	share amounts)

Assets
Investments
Available-for-sale securities at fair value:
Equity securities (cost: 2011 — $1,428,239; 2010 —$1,310,009)	$1,405,351	$1,500,686
Debt securities (amortized cost: 2011 — $2,822,548; 2010 — $2,778,117)	2,942,191	2,832,411
Short-term investments	176,631	264,811

	4,524,173	4,597,908

Other invested assets	189,222	207,294

Total investments	4,713,395	4,805,202

Cash	90,479	76,741
Premium balances receivable	134,139	128,075
Reinsurance recoverables	858,502	873,295
Ceded unearned premium reserves	151,894	144,065
Deferred acquisition costs	72,351	67,692
Property and equipment at cost, net of accumulated depreciation and amortization	18,827	19,504
Goodwill and other intangibles, net of amortization	139,796	142,312
Current taxes receivable	9,467	—
Net deferred tax assets	120,445	77,147
Other assets	103,029	97,666

	$6,412,324	$6,431,699

Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	$2,328,167	$2,328,742
Unearned premiums	577,643	523,927
Senior Notes	299,007	298,923
Reinsurance payable	45,821	41,500
Current taxes payable	—	3,220
Other liabilities	314,031	326,519

Total liabilities	3,564,669	3,522,831

Common stock
(shares authorized: 2011 and 2010 — 22,000,000; issued and outstanding 2011 — 9,117,787; 2010 — 9,300,448)	9,118	9,118
Contributed capital	937,547	928,816
Accumulated other comprehensive income	71,757	170,262
Treasury stock, at cost (2011 — 418,470 shares; 2010 — 351,532 shares)	(123,404)	(99,686)
Retained earnings	1,952,637	1,900,358

Total stockholders’ equity	2,847,655	2,908,868

	$6,412,324	$6,431,699

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended September 30,
	2011	2010
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$190,209	$190,632
Net investment income	22,050	29,424
Net realized capital gains	22,706	27,248
Other than temporary impairment losses	(2,756)	(2,453)
Other income	321	5,312

Total revenues	232,530	250,163

Costs and expenses
Loss and loss adjustment expenses	121,777	106,416
Commissions, brokerage and other underwriting expenses	68,239	64,202
Other operating expenses	2,595	9,928
Corporate administration	2,649	8,553
Interest expense	4,329	696

Total costs and expenses	199,589	189,795

Earnings before income taxes	32,941	60,368
Income taxes	13,783	23,736

Net earnings	$19,158	$36,632

Other comprehensive income
Change in unrealized gains (losses), net of deferred taxes	$(133,375)	$80,598
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes	(12,968)	(16,117)
Other	(50)	49

Comprehensive income	$(127,235)	$101,162

Basic earnings per share*	$2.17	$4.07
Diluted earnings per share*	$2.03	$4.07

* Amounts	reflect subsequent common stock dividends.

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Nine Months Ended September 30,
	2011	2010
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$555,067	$574,141
Net investment income	82,174	93,547
Net realized capital gains	63,888	87,023
Other than temporary impairment losses	(2,756)	(9,233)
Other income	1,454	6,946

Total revenues	699,827	752,424

Costs and expenses
Loss and loss adjustment expenses	315,418	286,070
Commissions, brokerage and other underwriting expenses	198,899	195,331
Other operating expenses	21,514	26,861
Corporate administration	14,030	20,111
Interest expense	13,049	1,131

Total costs and expenses	562,910	529,504

Earnings before income taxes	136,917	222,920
Income taxes	31,337	61,848

Net earnings	$105,580	$161,072

Other comprehensive income
Change in unrealized gains (losses), net of deferred taxes	$(58,540)	$53,015
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes	(39,736)	(50,564)
Other	(229)	148

Comprehensive income	$7,075	$163,671

Basic earnings per share*	$11.89	$17.67
Diluted earnings per share*	$11.76	$17.64

* Amounts	reflect subsequent common stock dividends.

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Cash flows from operating activities
Net earnings	$105,580	$161,072
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,899	25,433
Net realized capital (gains) losses	(63,888)	(87,023)
Other than temporary impairment losses	2,756	9,233
(Increase) decrease in other assets	15,427	12,280
(Increase) decrease in reinsurance receivable, net of reinsurance payable	19,114	53,221
(Increase) decrease in premium balances receivable	(6,064)	24,568
(Increase) decrease in ceded unearned premium reserves	(7,829)	3,724
(Increase) decrease in deferred acquisition costs	(4,659)	(293)
Increase (decrease) in other liabilities and current taxes	(26,315)	770
Increase (decrease) in unearned premiums	53,716	(5,398)
Increase (decrease) in loss and loss adjustment expenses	(575)	(132,153)

Net adjustments	1,582	(95,638)

Net cash (used in) provided by operating activities	107,162	65,434

Cash flows from investing activities
Purchases of investments	(1,161,233)	(1,746,763)
Sales of investments	797,298	1,332,233
Maturities of investments	263,932	304,787
Purchases of property and equipment	(5,274)	(4,807)
Net change in short-term investments	88,202	(150,844)
Acquisition of equity method investments	—	(20,000)
Other, net	(827)	60,751

Net cash (used in) provided by investing activities	(17,902)	(224,643)

Cash flows from financing activities
Proceeds from issuance of Senior Notes	—	298,896
Debt issue costs paid	—	(2,846)
Treasury stock acquisitions	(76,410)	(66,553)
Tax benefit on stock based compensation	645	513
Other, net	243	132

Net cash (used in) provided by financing activities	(75,522)	230,142

Net cash increase (decrease) in cash	13,738	70,933
Cash at beginning of period	76,741	32,526

Cash at end of period	$90,479	$103,459

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$16,641	$—
Income taxes paid (refunds received)	$34,362	$46,696

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Principles of Financial Statement Presentation

This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”) and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, of Alleghany Corporation (“Alleghany”).

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

Future Application of Accounting Standards

In September 2011, the FASB issued revised guidance on the testing of goodwill for impairment. This guidance simplifies how an entity tests goodwill for impairment by allowing an entity to first make a qualitative assessment to determine whether it is necessary to perform quantitative testing. Based on the results of such assessment, an entity will no longer be required to perform quantitative testing if it is more likely than not that the fair value of a reporting unit is greater than its carrying value. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Alleghany will adopt this guidance in the 2012 first quarter, and it does not currently believe that the implementation will have an impact on its results of operations and financial condition.

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

In May 2011, FASB issued guidance that addresses requirements for measuring fair value. Among other things, the guidance clarifies that the “highest and best use” valuation premise applies only to non-financial assets, and that premiums or discounts should be applied to valuations of an individual asset or liability only when market participants would do so. The guidance also permits measurement of fair value of financial instruments (that are carried at fair value) based on an entity’s net exposure to a particular market or credit risk on a net basis if there is evidence that the entity manages its financial instruments in this way. The guidance provides for additional financial statement disclosure regarding fair value measurements, including disclosure involving transfers between categories within the fair value hierarchy, and quantitative and qualitative information about fair value measurements that involve a significant degree of judgment. This guidance is effective for interim and annual periods ending after December 15, 2011. Alleghany will adopt this guidance in the first quarter of 2012, and it does not believe the implementation will have a material impact on its results of operations and financial condition.

In October 2010, the FASB issued guidance that provides additional clarification for costs associated with acquiring or renewing insurance contracts. This guidance states that only incremental, direct costs associated with the successful acquisition of a new or renewal insurance contract may be capitalized as deferred acquisition costs. Furthermore, such costs: (i) must be essential to the contract transaction; (ii) would not have been incurred had the contract transaction not occurred; and (iii) must be related directly to the acquisition activities involving underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in separate “direct response” advertising guidance within GAAP are met. All other acquisition-related costs and other expenses should be charged to expense as incurred. This guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted (but only at the beginning of an entity’s annual reporting period). Alleghany will adopt this guidance in the 2012 first quarter, and it does not currently believe that the implementation will have a material impact on its results of operations and financial condition.

3. Earnings Per Share of Common Stock

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2011 and 2010 (in millions, except share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net earnings	$19.2	$36.6	$105.6	$161.1
Effect of dilutive securities	(1.3)	—	(1.1)	(0.1)

Income available to common stockholders for diluted earnings per share	$17.9	$36.6	$104.5	$161.0

Weighted average shares outstanding applicable to basic earnings per share	8,811,807	9,006,003	8,881,601	9,115,498
Effect of dilutive securities	10,749	—	9,858	11,486

Adjusted weighted average shares outstanding applicable to diluted earnings per share	8,822,556	9,006,003	8,891,459	9,126,984

Contingently issuable shares of 37,228 and 43,640 were potentially available during the first nine months of 2011 and 2010, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

All of the preceding figures have been adjusted to reflect the common stock dividend declared in February 2011 and paid in April 2011. Earnings per share by quarter may not equal the amount for the full year due to the timing of treasury stock purchases and rounding.

4. Commitments and Contingencies

(a) Leases

Alleghany leases certain facilities, furniture and equipment under long-term lease agreements.

(b) Litigation

Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provisions were adequate as of September 30, 2011.

(c) Asbestos and Environmental Impairment Exposure

AIHL’s reserves for unpaid loss and loss adjustment expenses include $13.8 million of gross reserves and $13.7 million of net reserves as of September 30, 2011, and $14.1 million of gross reserves and $14.0 million of net reserves as of December 31, 2010, for asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976. This subsidiary exited such business in 1976. Additional information concerning CATA’s asbestos and environmental exposure can be found in Note 13 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2010 10-K.

(d) Indemnification Obligations

On July 14, 2005 (the “Closing Date”), Alleghany completed the sale of its world-wide industrial minerals business, World Minerals, Inc. (“World Minerals”), to Imerys USA, Inc. (the “Purchaser”), a wholly-owned subsidiary of Imerys, S.A., pursuant to a Stock Purchase Agreement, dated as of May 19, 2005, by and among the Purchaser, Imerys, S.A. and Alleghany (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Alleghany undertook certain indemnification obligations, including a general indemnification for breaches of representations and warranties set forth in the Stock Purchase Agreement (the “Contract Indemnification”), and a special indemnification (the “Products Liability Indemnification”) related to products liability claims arising from events that occurred during pre-closing periods, including the period of Alleghany ownership (the “Alleghany Period”). Under the terms of the Stock Purchase Agreement, with respect to products liability claims arising in respect of events occurring during the period prior to Alleghany’s acquisition of World Minerals, Alleghany will provide indemnification at a rate of 100 percent for the first $100.0 million of losses arising from such claims, and at a rate of 50 percent for the next $100.0 million of such losses, so that

Alleghany’s maximum indemnification obligation in respect of products liability claims relating to such period of time is $150.0 million. This indemnification obligation will expire on July 31, 2016. With respect to the Alleghany Period, based on its historical experience and other analyses, in July 2005, Alleghany established a $0.6 million reserve in connection with the Products Liability Indemnification for the Alleghany Period. Such reserve was approximately $0.2 million at both September 30, 2011 and December 31, 2010. The Stock Purchase Agreement provides that Alleghany has no responsibility for products liability claims arising in respect of events occurring after the Closing Date, and that any products liability claims involving both pre-closing and post-closing periods will be apportioned on an equitable basis.

Additional information concerning the Products Liability Indemnification and Contract Indemnification can be found in Note 13 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2010 10-K.

(e) Equity Holdings Concentration

As of September 30, 2011 and December 31, 2010, Alleghany had a concentration of market risk in its available-for-sale equity securities portfolio with respect to certain energy sector businesses of $914.0 million and $1,004.8 million, respectively. Of the $914.0 million, $581.0 million represents Alleghany’s ownership of common stock of Exxon Mobil Corporation.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

	(in millions)
Revenues:
AIHL insurance group:
Net premiums earned
RSUI	$152.2	$148.5	$438.2	$445.1
CATA	36.7	42.0	113.9	124.1
PCC	1.3	0.1	3.0	4.9

	190.2	190.6	555.1	574.1

Net investment income	29.7	30.5	90.9	96.9
Net realized capital gains	22.1	27.2	63.3	82.6
Other than temporary impairment losses (1)	(2.8)	(2.5)	(2.8)	(9.2)
Other income	0.3	0.2	0.6	0.4

Total insurance group	239.5	246.0	707.1	744.8

Corporate activities:
Net investment income (2)	(7.6)	(1.1)	(8.7)	(3.3)
Net realized capital gains	0.6	0.1	0.6	4.4
Other than temporary impairment losses	—	—	—	—
Other income	—	5.2	0.9	6.5

Total	$232.5	$250.2	$699.9	$752.4

Earnings before income taxes:
AIHL insurance group:
Underwriting profit (loss) (3)
RSUI	$7.1	$26.6	$75.6	$107.2
CATA	0.1	(0.2)	(0.9)	2.8
PCC	(7.0)	(6.4)	(33.9)	(17.3)

	0.2	20.0	40.8	92.7

Net investment income	29.7	30.5	90.9	96.9
Net realized capital gains	22.1	27.2	63.3	82.6
Other than temporary impairment losses (1)	(2.8)	(2.5)	(2.8)	(9.2)
Other income, less other expenses	(1.2)	(9.1)	(18.1)	(25.1)

Total insurance group	48.0	66.1	174.1	237.9

Corporate activities:
Net investment income (2)	(7.6)	(1.1)	(8.7)	(3.3)
Net realized capital gains	0.6	0.1	0.6	4.4
Other than temporary impairment losses	—	—	—	—
Other income	—	5.2	0.9	6.5
Corporate administration and other expenses	3.8	9.3	17.0	21.9
Interest expense	4.3	0.6	13.0	0.7

Total	$32.9	$60.4	$136.9	$222.9

(1)	Reflects impairment charges for unrealized losses related to AIHL’s investment portfolio that were deemed to be other than temporary. See Note 7(c).
(2)	Includes $16.7 million and $5.2 million of Alleghany’s equity share of losses in Homesite for the nine months ended September 30, 2011 and 2010, respectively, and $3.4 million and $0.5 million of Alleghany’s equity share of losses in ORX for the nine months ended September 30, 2011 and 2010, respectively.
(3)	Represents net premiums earned less loss and loss adjustment expenses and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, other-than-temporary impairment losses, other income or other expenses. Commissions, brokerage and other underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses attributable primarily to underwriting activities, whereas the remainder constitutes other expenses.

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

7. Investments

(a) Fair Value

The estimated carrying values and fair values of Alleghany’s consolidated financial instruments as of September 30, 2011 and December 31, 2010 were as follows (in millions):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Investments (excluding equity method investments)*	$4,550.5	$4,550.5	$4,622.7	$4,622.7
Liabilities
Senior Notes**	$299.0	$304.3	$298.9	$291.8

*	This table includes available-for-sale investments (securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method (Homesite, ORX and other investments) and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
**	5.625% Senior Notes due September 15, 2020. See Note 7 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2010 10-K.

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

The estimated fair values of Alleghany’s financial instruments as of September 30, 2011 and December 31, 2010 allocated among the three levels set forth above were as follows (in millions):

	Level 1	Level 2	Level 3	Total
As of September 30, 2011
Equity securities:
Common stock(1)	$1,405.4	$—	$—	$1,405.4
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	299.5	—	—	299.5
Mortgage- and asset-backed securities(2)	—	1,032.4	—	1,032.4
States, municipalities and political subdivision bonds	—	1,096.6	—	1,096.6
Foreign bonds	—	93.5	—	93.5
Corporate bonds and other	—	420.2	—	420.2

	299.5	2,642.7	—	2,942.2

Short-term investments	98.8	77.8	—	176.6
Other invested assets(3)	—	—	26.3	26.3

Investments (excluding equity method investments)	$1,803.7	$2,720.5	$26.3	$4,550.5

Senior Notes	$—	$304.3	$—	$304.3

As of December 31, 2010
Equity securities:
Common stock(1)	$1,500.7	$—	$—	$1,500.7
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	307.3	30.5	—	337.8
Mortgage- and asset-backed securities(2)	—	866.5	—	866.5
States, municipalities and political subdivision bonds	—	1,068.5	—	1,068.5
Foreign bonds	—	114.2	—	114.2
Corporate bonds and other	—	445.4	—	445.4

	307.3	2,525.1	—	2,832.4

Short-term investments	86.4	178.4	—	264.8
Other invested assets(3)	—	—	24.8	24.8

Investments (excluding equity method investments)	$1,894.4	$2,703.5	$24.8	$4,622.7

Senior Notes	$—	$291.8	$—	$291.8

(1)	Of the $1,405.4 million of fair value as of September 30, 2011, $914.0 million related to certain energy sector businesses. Of the $1,500.7 million of fair value as of December 31, 2010, $1,004.8 million related to certain energy sector businesses.
(2)	Of the $1,032.4 million of fair value as of September 30, 2011, $538.3 million related to residential mortgage-backed securities (“RMBS”), $213.1 million related to commercial mortgage-backed securities (“CMBS”) and $281.0 million related to other asset-backed securities. Of the $866.5 million of fair value as of December 31, 2010, $499.9 million related to RMBS, $173.4 million related to CMBS and $193.2 million related to other asset-backed securities.
(3)	Level 3 securities consist of partnership investments. The carrying value of partnership investments of $26.3 million increased by $1.5 million from the December 31, 2010 carrying value of $24.8 million, due primarily to an increase in estimated fair value during the period.

(b) Available-For-Sale Securities

Available-for-sale securities as of September 30, 2011 and December 31, 2010 are summarized as follows (in millions):

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2011
Equity securities:
Common stock(1)	$1,428.2	$87.2	$(110.0)	$1,405.4
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	292.3	7.2	—	299.5
Mortgage- and asset-backed securities(2)	990.6	46.3	(4.5)	1,032.4
States, municipalities and political subdivision bonds	1,037.4	60.2	(1.0)	1,096.6
Foreign bonds	92.0	2.3	(0.8)	93.5
Corporate bonds and other	410.3	13.9	(4.0)	420.2

	2,822.6	129.9	(10.3)	2,942.2

Short-term investments	176.6	—	—	176.6

	$4,427.4	$217.1	$(120.3)	$4,524.2

Reportable Segment
AIHL insurance group	$3,928.3	$177.5	$(120.3)	$3,985.5
Corporate activities	499.1	39.6	—	538.7

	$4,427.4	$217.1	$(120.3)	$4,524.2

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2010
Equity securities:
Common stock(1)	$1,310.0	$196.3	$(5.6)	$1,500.7
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	334.4	4.6	(1.2)	337.8
Mortgage- and asset-backed securities(2)	841.0	31.8	(6.3)	866.5
States, municipalities and political subdivision bonds	1,058.1	25.4	(15.0)	1,068.5
Foreign bonds	112.7	2.4	(0.9)	114.2
Corporate bonds and other	431.9	14.9	(1.4)	445.4

	2,778.1	79.1	(24.8)	2,832.4

Short-term investments	264.8	—	—	264.8

	$4,352.9	$275.4	$(30.4)	$4,597.9

Reportable Segment
AIHL insurance group	$3,760.3	$232.7	$(30.4)	$3,962.6
Corporate activities	592.6	42.7	—	635.3

	$4,352.9	$275.4	$(30.4)	$4,597.9

(1)	Of the $1,405.4 million of fair value as of September 30, 2011, $914.0 million related to certain energy sector businesses. Of the $1,500.7 million of fair value as of December 31, 2010, $1,004.8 million related to certain energy sector businesses.
(2)	Of the $1,032.4 million of fair value as of September 30, 2011, $538.3 million related to RMBS, $213.1 million related to CMBS and $281.0 million related to other asset-backed securities. Of the $866.5 million of fair value as of December 31, 2010, $499.9 million related to RMBS, $173.4 million related to CMBS and $193.2 million related to other asset-backed securities.

The amortized cost and estimated fair value of debt securities as of September 30, 2011 by contractual maturity are shown below (in millions). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Short-term investments due in one year or less	$176.6	$176.6
Mortgage- and asset-backed securities	990.6	1,032.4
Debt securities
One year or less	183.0	184.8
Over one through five years	588.9	610.2
Over five through ten years	650.1	687.5
Over ten years	410.0	427.3
Equity securities	1,428.2	1,405.4

	$4,427.4	$4,524.2

The proceeds from sales of available-for-sale securities were $0.8 billion and $1.3 billion for the nine months ended September 30, 2011 and 2010, respectively. The amount of gross realized capital gains and gross realized capital losses of available-for-sale securities (primarily, equity securities) for the nine months ended September 30, 2011 and 2010 were:

	Nine Months Ended September 30,
	2011	2010
	(in millions)
Gross realized gains	$73.2	$94.3
Gross realized losses	(9.3)	(7.3)

Net realized gains	$63.9	$87.0

The gross loss amounts exclude other-than-temporary impairment losses, as discussed below. Realized gains and losses on investments are determined in accordance with the specific identification method.

(c) Other-Than-Temporary Impairment Losses

Alleghany holds its equity and debt securities as available-for-sale, and as such, these securities are recorded at fair value. Alleghany continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If a decline in the value of a particular investment is deemed temporary, Alleghany records the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, Alleghany writes it down to the carrying value of the investment and records an other-than-temporary impairment loss on its statement of earnings, regardless of whether Alleghany continues to hold the applicable security. In addition, under GAAP, any portion of such decline that relates to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income.

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

Other-than-temporary impairment losses for the nine months ended September 30, 2011 reflect $2.8 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $2.8 million, $2.6 million related to equity security holdings (primarily in the materials sector), and $0.2 million related to debt security holdings (all of which were deemed to be credit-related). Of the $2.8 million of impairment losses, all was incurred in the third quarter of 2011. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the declines in fair value of such securities relative to their cost as of the balance sheet date.

Other-than-temporary impairment losses for the nine months ended September 30, 2010 reflect $9.2 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $9.2 million, $8.0 million related to equity security holdings (primarily in the energy sector), and $1.2 million related to debt security holdings (all of which were deemed to be credit-related). Of the $9.2 million of unrealized losses, $2.5 million was incurred in the third quarter of 2010. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity and duration of the declines in fair value of such securities relative to their cost as of the balance sheet date.

After adjusting the cost basis of securities for the recognition of other-than-temporary impairment losses, the gross unrealized investment losses for debt and equity securities as of September 30, 2011 were deemed to be temporary, based on, among other things:

•

the duration of time and the relative magnitude to which fair values of these investments have been below cost was not indicative of an other-than-temporary impairment loss (for example, no equity security was in a continuous unrealized loss position for twelve months or more as of September 30, 2011);

•	the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term prospects of the issuer of the investment; and

•	Alleghany’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

Such gross unrealized investment losses and related fair values for debt securities and equity securities as of September 30, 2011 and December 31, 2010, were as follows (in millions):

	2011		2010
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Debt securities:
U.S. Government obligations
Less than 12 months	$15.3	$—	$49.7	$1.2
More than 12 months	—	—	—	—
Mortgage- and asset-backed securities
Less than 12 months	97.1	1.5	170.8	2.8
More than 12 months	28.6	3.0	39.5	3.5
States, municipalities and political subdivision bonds
Less than 12 months	38.5	0.4	349.1	14.4
More than 12 months	22.6	0.6	7.7	0.6
Foreign bonds
Less than 12 months	23.7	0.6	45.2	0.9
More than 12 months	6.1	0.2	—	—
Corporate bonds and other
Less than 12 months	88.8	4.0	63.1	1.4
More than 12 months	—	—	—	—

Total debt securities
Less than 12 months	263.4	6.5	677.9	20.7
More than 12 months	57.3	3.8	47.2	4.1

Equity securities — Common Stock
Less than 12 months	637.3	110.0	139.5	5.6
More than 12 months	—	—	—	—

Equity securities — Preferred Stock
Less than 12 months	—	—	—	—
More than 12 months	—	—	—	—

Total temporarily impaired securities
Less than 12 months	900.7	116.5	817.4	26.3
More than 12 months	57.3	3.8	47.2	4.1

Total	$958.0	$120.3	$864.6	$30.4

As of September 30, 2011, Alleghany held a total of 104 debt and equity securities that were in an unrealized loss position, of which 18 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. Of the debt securities that were in an unrealized loss position, all were mortgage- and asset-backed securities, states, municipalities and political subdivision bonds, and foreign bonds. As of September 30, 2011, substantially all of Alleghany’s debt securities were rated investment grade. As of September 30, 2011, non-income producing invested assets were insignificant.

8. Income Taxes

As of September 30, 2011, Alleghany believes there were no material uncertain tax positions that would require disclosure under GAAP.

The effective tax rate on earnings before income taxes was 22.9 percent for the first nine months of 2011, compared with 27.8 percent for the corresponding 2010 period. The lower effective tax rate in 2011 primarily reflects the impact of higher dividends received deductions and lower pre-tax earnings in the first nine months of 2011, partially offset by the absence of a foreign tax benefit which was significant in the 2010 period.

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

•	“PCC” are to our subsidiary Pacific Compensation Corporation and its subsidiaries,

•	“AIHL Re” are to our subsidiary AIHL Re LLC, and

•	“Alleghany Properties” are to our subsidiary Alleghany Properties Holdings LLC and its subsidiaries.

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

Consolidated Results of Operations

The following discussion and analysis presents a review of our results for the three and nine months ended September 30, 2011 and 2010. You should read this review in conjunction with the unaudited consolidated financial statements and other data presented in this Form 10-Q as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2010 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011. Our results for the first nine months of 2011 are not indicative of operating results in future periods.

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

Catastrophe losses, or the absence thereof, can have a significant impact on our results. For example, RSUI’s pre-tax catastrophe losses, net of reinsurance, were $52.4 million in the first nine months of 2011, compared with $23.9 million in the first nine months of 2010, and were $31.0 million in 2010, $6.7 million in 2009 and $97.9 million in 2008. Catastrophe losses in the first nine months of 2011 primarily reflect net losses from severe weather, particularly tornados, in the southeastern and midwestern U.S. in April and May 2011, as well as from Hurricane Irene, which affected the east coast of the U.S. in August 2011. Catastrophe losses in 2008 primarily reflect net losses from 2008 third quarter Hurricanes Ike, Gustav and Dolly. The incidence and severity of catastrophes in any short period of time are inherently unpredictable. Catastrophes can cause losses in a variety of our property lines of business, and most of our past catastrophe-related claims have resulted from severe hurricanes. Longer-term natural catastrophe trends may be changing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, sea, land and air temperatures, sea levels, rain and snow. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events such as hurricanes. To the extent climate change increases the frequency and severity of such weather events, our insurance operating units, particularly RSUI, may face increased claims, particularly with respect to properties located in coastal areas. Our insurance operating units take certain measures to mitigate against the frequency and severity of such events by giving consideration to these risks in their underwriting and pricing decisions and through the purchase of reinsurance.

As of September 30, 2011, we had consolidated total investments of $4.7 billion, of which $2.9 billion was invested in debt securities, $1.4 billion was invested in equity securities, $0.2 billion was invested in short-term investments and $0.2 billion was invested in other invested assets. Net realized capital gains, other-than-temporary impairment losses and net investment income related to such investments are subject to market conditions and management investment decisions and as a result can have a significant impact on our results. In the first nine months of 2011, net realized capital gains were $63.9 million, compared with $87.0 million in the corresponding 2010 period, and there were $2.8 million of other-than-temporary impairment losses in the first nine months of 2011, compared with $9.2 million in the corresponding 2010 period.

The profitability of our insurance operating units is also impacted by competition generally and price competition in particular. Historically, the performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity followed by periods of high premium rates and shortages of underwriting capacity. Although an individual insurance company’s performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. In the past few years, our insurance operating units have faced increasing competition as a result of an increased flow of capital into the insurance industry, with both new entrants and existing insurers seeking to gain market share. This resulted in decreased premium rates and less favorable contract terms and conditions. In particular, RSUI and CATA’s specialty lines of business increasingly encountered competition from the standard market. Although we continue to see a competitive property and casualty insurance market, renewal price changes in many lines are no longer negative, and we continue to be cautiously optimistic about the prospect for improvements in catastrophe-exposed property insurance and workers’ compensation pricing.

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

The following table summarizes our consolidated revenues, costs and expenses and earnings (in millions).

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues
Net premiums earned	$190.2	$190.6	$555.1	$574.1
Net investment income	22.1	29.4	82.2	93.6
Net realized capital gains	22.7	27.3	63.9	87.0
Other than temporary impairment losses	(2.8)	(2.5)	(2.8)	(9.2)
Other income	0.3	5.4	1.5	6.9

Total revenues	$232.5	$250.2	$699.9	$752.4

Costs and expenses
Loss and loss adjustment expenses	$121.8	$106.4	$315.4	$286.1
Commissions, brokerage and other underwriting expenses	68.2	64.2	198.9	195.3
Other operating expenses	2.6	9.9	21.5	26.9
Corporate administration	2.7	8.6	14.1	20.1
Interest expense	4.3	0.7	13.1	1.1

Total costs and expenses	$199.6	$189.8	$563.0	$529.5

Earnings before income taxes	$32.9	$60.4	$136.9	$222.9
Income taxes	13.7	23.8	31.3	61.8

Net earnings	$19.2	$36.6	$105.6	$161.1

Revenues:
AIHL	$239.5	$246.0	$707.1	$744.8
Corporate activities*	(7.0)	4.2	(7.2)	7.6
Earnings (losses) before income taxes:
AIHL	$48.0	$66.1	$174.1	$237.9
Corporate activities*	(15.1)	(5.7)	(37.2)	(15.0)

*	Corporate activities consist of Alleghany Properties, our investments in Homesite and ORX and Corporate activities at the parent level.

Our earnings before income taxes in the 2011 third quarter decreased from the corresponding 2010 period, primarily reflecting higher loss and loss adjustment expenses, or “LAE” and lower net investment income, partially offset by lower other operating expenses. The increase in loss and LAE reflects higher catastrophe and other large property losses at RSUI, partially offset by a release of prior year casualty reserves in the 2011 period. The decrease in net investment income is due primarily to an increase in catastrophe losses related to our investment in Homesite, partially offset by higher dividend income. The decrease in other operating expenses reflects lower incentive compensation accruals at RSUI arising, in part, from lower underwriting profits.

Our earnings before income taxes in the first nine months of 2011 decreased from the corresponding 2010 period, primarily reflecting higher loss and LAE, lower net realized capital gains, lower net premiums earned and higher interest expense. The increase in loss and LAE primarily reflects a $15.0 million increase in PCC’s prior year reserves as of June 30, 2011 and higher catastrophe and other large property losses at RSUI, partially offset by higher net releases of prior year casualty reserves by RSUI, in the 2011 period. The decrease in net premiums earned reflects the impact of continuing competition at CATA and to a lesser degree, RSUI, as well as a reduction in net premiums written in certain specialty classes of business by CATA. Interest expense in the first nine months of 2011 relates primarily to interest on our $300.0 million of 5.625% Senior Notes due September 15, 2020, or “Senior Notes,” which were issued on September 20, 2010.

The effective tax rate on earnings before income taxes was 22.9 percent for the first nine months of 2011, compared with 27.8 percent for the corresponding 2010 period. The lower effective tax rate in 2011 primarily reflects the impact of higher dividends received deductions and lower pre-tax earnings in the first nine months of 2011, partially offset by the absence of a foreign tax benefit which was significant in the 2010 period.

AIHL Operating Results

AIHL Operating Unit Pre-Tax Results

	RSUI	CATA	PCC	AIHL
	(in millions, except ratios)
Three months ended September 30, 2011
Gross premiums written	$230.2	$38.8	$1.4	$270.4
Net premiums written	151.8	36.6	1.5	189.9

Net premiums earned (1)	$152.2	$36.7	$1.3	$190.2
Loss and loss adjustment expenses	101.0	19.0	1.8	121.8
Commissions, brokerage and other underwriting expenses (2)	44.1	17.6	6.5	68.2

Underwriting profit (loss) (3)	$7.1	$0.1	$(7.0)	$0.2

Net investment income (1)				29.7
Net realized capital gains (1)				22.1
Other than temporary impairment losses (1)				(2.8)
Other income (1)				0.3
Other expenses (2)				1.5

Earnings before income taxes				$48.0

Loss ratio (4)	66.4%	51.8%	135.6%	64.0%
Expense ratio (5)	29.0%	47.9%	519.7%	35.9%

Combined ratio (6)	95.4%	99.7%	655.3%	99.9%

Three months ended September 30, 2010
Gross premiums written	$214.2	$44.0	$(0.5)	$257.7
Net premiums written	133.0	41.5	(0.5)	174.0

Net premiums earned (1)	$148.5	$42.0	$0.1	$190.6
Loss and loss adjustment expenses	80.2	25.8	0.4	106.4
Commissions, brokerage and other underwriting expenses (2)	41.7	16.4	6.1	64.2

Underwriting profit (loss) (3)	$26.6	$(0.2)	$(6.4)	$20.0

Net investment income (1)				30.5
Net realized capital gains (1)				27.2
Other than temporary impairment losses (1)				(2.5)
Other income (1)				0.2
Other expenses (2)				9.3

Earnings before income taxes				$66.1

Loss ratio (4)	54.0%	61.5%	377.6%	55.8%
Expense ratio (5)	28.1%	38.9%	7220.0%	33.7%

Combined ratio (6)	82.1%	100.4%	7597.6%	89.5%

	RSUI	CATA	PCC	AIHL
	(in millions, except ratios)
Nine months ended September 30, 2011
Gross premiums written	$763.1	$115.0	$2.5	$880.6
Net premiums written	489.2	108.3	3.6	601.1

Net premiums earned (1)	$438.2	$113.9	$3.0	$555.1
Loss and loss adjustment expenses	236.3	60.6	18.5	315.4
Commissions, brokerage and other underwriting expenses (2)	126.3	54.2	18.4	198.9

Underwriting profit (loss) (3)	$75.6	$(0.9)	$(33.9)	$40.8

Net investment income (1)				90.9
Net realized capital gains (1)				63.3
Other than temporary impairment losses (1)				(2.8)
Other income (1)				0.6
Other expenses (2)				18.7

Earnings before income taxes				$174.1

Loss ratio (4)	53.9%	53.2%	626.3%	56.8%
Expense ratio (5)	28.8%	47.6%	621.4%	35.8%

Combined ratio (6)	82.7%	100.8%	1247.7%	92.6%

Nine months ended September 30, 2010
Gross premiums written	$736.9	$131.5	$1.3	$869.7
Net premiums written	448.5	124.0	1.2	573.7

Net premiums earned (1)	$445.1	$124.1	$4.9	$574.1
Loss and loss adjustment expenses	215.4	66.4	4.3	286.1
Commissions, brokerage and other underwriting expenses (2)	122.5	54.9	17.9	195.3

Underwriting profit (loss) (3)	$107.2	$2.8	$(17.3)	$92.7

Net investment income (1)				96.9
Net realized capital gains (1)				82.6
Other than temporary impairment losses (1)				(9.2)
Other income (1)				0.4
Other expenses (2)				25.5

Earnings before income taxes				$237.9

Loss ratio (4)	48.4%	53.5%	87.1%	49.8%
Expense ratio (5)	27.5%	44.2%	361.7%	34.0%

Combined ratio (6)	75.9%	97.7%	448.8%	83.8%

(1)	Represent components of total revenues.
(2)	Commissions, brokerage and other underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses attributable primarily to underwriting activities, whereas the remainder constitutes other expenses.
(3)	Represent net premiums earned less loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, other-than-temporary impairment losses, other income or other expenses. Underwriting profit does not replace net earnings determined in accordance with GAAP as a measure of profitability; rather, we believe that underwriting profit, which does not include net investment income, net realized capital gains, other-than-temporary impairment losses, other income or other expenses, enhances the understanding of AIHL’s insurance operating units’ operating results by highlighting net earnings attributable to their underwriting performance. With the addition of net investment income, net realized capital gains, other-than-temporary impairment losses, other income and other expenses, reported pre-tax net earnings (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting profit as an important measure in the overall evaluation of performance.

(4)	Loss and LAE divided by net premiums earned, all as determined in accordance with GAAP.
(5)	Commissions, brokerage and other underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.
(6)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on loss and LAE, and commissions, brokerage and other underwriting expenses.

Discussion of individual AIHL operating unit results follows, and AIHL investment results are discussed below under “AIHL Investment Results.”

RSUI

The increase in gross premiums written by RSUI in the third quarter and the first nine months of 2011 from the corresponding 2010 periods primarily reflects growth in RSUI’s binding authority business and assumed premium writings from international insurance carriers. Such increases were partially offset by the impact of reduced exposures of RSUI’s customers and continuing competition in certain of RSUI’s casualty lines of business.

RSUI’s net premiums earned decreased in the first nine months of 2011 as a result of lower gross premiums written during the third and fourth quarters of 2010 and the first quarter of 2011 as compared with gross premiums written in the third and fourth quarters of 2009 and the first quarter of 2010. Net premiums earned in the 2011 third quarter increased over the corresponding 2010 period due to the impact of recent increases in gross premiums written.

The increase in loss and LAE in the third quarter and first nine months of 2011 from the corresponding periods in 2010 primarily reflects the impact of higher catastrophe and other large property losses, partially offset by the impact of releases of prior accident year reserves in the 2011 periods.

Catastrophe losses, net of reinsurance, were $52.4 million in the first nine months of 2011 (of which $26.0 million related to the 2011 third quarter), compared with $23.9 million in the first nine months of 2010 (of which $4.9 million related to the 2010 third quarter). Catastrophe losses in the first nine months of 2011 primarily reflect net losses from severe weather, particularly tornados, in the southeastern and midwestern U.S. in April and May 2011, as well as from Hurricane Irene, which affected the east coast of the U.S. in August 2011. In addition, RSUI incurred a net $14.4 million property loss in the third quarter of 2011 arising from the magnitude 5.8 earthquake that occurred in Northern Virginia in August 2011. This earthquake was not classified as a catastrophic event by the property and casualty industry.

Loss and LAE in the 2011 third quarter reflect a net $13.1 million release of prior year reserves in RSUI’s casualty lines of business, compared with no release in the corresponding 2010 period. The $13.1 million release of prior year reserves in the 2011 third quarter relates primarily to the umbrella/excess liability, professional liability and general liability lines of business primarily for the 2003 through 2008 accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. Such reserve releases were partially offset by an increase in the directors and officers liability, or “D&O,” line of business, primarily reflecting adverse legal developments associated with a large claim from the 2007 accident year.

Loss and LAE in the first nine months of 2011 reflect a net $41.0 million release of prior year reserves in RSUI’s casualty lines of business, compared with a net $13.8 million release in the corresponding 2010 period. In addition to the releases of prior year reserves in the third quarter of 2011 noted above, loss and LAE in the first nine months of 2011 reflect a $27.9 million release of prior year casualty reserves in the first six months of 2011. The $27.9 million release relates primarily to the umbrella/excess, general liability and professional liability lines of business, primarily for the 2004 through 2008 accident years, and reflects favorable loss emergence, compared with loss emergence patterns assumed in earlier periods for such lines of business. The net $13.8 million release of prior year reserves in the first six months of 2010 reflects a $21.3 million release of prior year reserves in the 2010 second quarter, partially offset by a $7.5 million increase in prior year reserves in the 2010 first quarter. The $21.3 million release of prior year reserves in the 2010 second quarter relates primarily to the general liability, professional liability and umbrella/excess liability lines of business primarily for the 2003 through 2007 accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. The $7.5 million increase in prior year casualty reserves in the 2010 first quarter resulted from an increase in estimated ultimate 2007 accident year losses for the D&O line of business, reflecting, in part, unfavorable loss emergence on certain sub-prime mortgage industry claims. As noted above, there were no reserve releases at RSUI in the third quarter of 2010.

As noted above, there was favorable loss emergence in the first nine months of 2011 compared with loss emergence patterns assumed in earlier periods for the umbrella/excess, general liability and professional liability lines of business. Specifically, cumulative losses for such lines of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be higher through September 30, 2011 than the actual cumulative losses through that date. The amount of lower cumulative losses, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 2.4 percent. Such reduction did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for its umbrella/excess, general liability, D&O and professional liability lines of business in the first nine months of 2011.

The decrease in RSUI’s underwriting profit in the 2011 third quarter from the corresponding 2010 period primarily reflects an increase in loss and LAE. The decrease in RSUI’s underwriting profit in the first nine months of 2011 from the corresponding 2010 period primarily reflects an increase in loss and LAE, and, to a lesser extent, a decrease in net premiums earned.

In general, rates at RSUI in the first nine months of 2011, compared with the corresponding period in 2010, reflect overall industry trends of downward pricing as a result of steady competitive pressures, except for certain areas with catastrophe-exposed property, where such pressures appear to be moderating.

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

When structuring its catastrophe reinsurance program, RSUI considers a number of factors, including its gross limit exposure by geographic region, the attachment point of policy coverages within its book of business, its anticipated market share percentage of aggregate industry losses and the cost of reinsurance. RSUI also considers the modeled loss estimates under different scenarios produced by third-party catastrophic modeling software. For a 250 year return period, such models in 2011 produced a net loss after tax and a resulting decline in Alleghany’s consolidated stockholders’ equity as of September 30, 2011 ranging between 5 percent and 19 percent. Such modeled loss estimates do not necessarily represent RSUI’s minimum or maximum catastrophe exposures, and it is highly likely that RSUI’s actual incurred losses would vary significantly from any such estimates, as has been the case for RSUI historically. As such, there can be no assurances that RSUI will not incur a net loss in excess of such range of modeled loss estimates from one or more major catastrophic events. See risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2010 10-K.

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

CATA

The decrease in gross premiums written by CATA in the third quarter and first nine months of 2011 from the corresponding 2010 periods primarily reflects continuing price competition in CATA’s property and casualty lines of business, including in excess and surplus markets, partially offset by higher gross premiums written in CATA’s commercial surety line of business. The decrease in CATA's property and casualty lines of business also reflects reduced writings of certain specialty classes of business through a program administrator in connection with a program where notice of termination of such program has been given (“Terminated Program Business”). CATA’s net premiums earned decreased in the third quarter and first nine months of 2011 from the corresponding 2010 periods primarily reflecting the decrease in gross premiums written.

The decrease in loss and LAE in the third quarter and first nine months of 2011 from the corresponding 2010 periods primarily reflects the impact of lower net premiums earned. As described below, loss and LAE were also impacted by prior year reserve actions.

Loss and LAE in the 2011 third quarter reflect a net $0.5 million reserve release, compared with no reserve release in the corresponding 2010 period. The net $0.5 million release is due primarily to favorable loss emergence compared with loss emergence patterns assumed in earlier periods, for the liability lines of business, partially offset by reserve increases in the workers’ compensation line of business.

Loss and LAE in the first nine months of 2011 reflect a net $0.5 million increase of prior year reserves in CATA’s property and casualty lines of business, compared with a $4.3 million release in the corresponding 2010 period. In addition to the release of prior year reserves in the third quarter of 2011 noted above, loss and LAE in the first nine months of 2011 reflects a net prior year reserve increase of $1.0 million in the 2011 first six months, compared with a reserve release of $4.3 million in the first six months of 2010. The $1.0 million net reserve increase primarily related to the Terminated Program Business in the 2010 and 2009 accident years, partially offset by a decrease in prior year reserves in certain of CATA’s casualty lines of business. The net $1.0 million increase reflects unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods for such business. The $4.3 million reserve release in the first six months of 2010 was primarily related to a $3.5 million release, reflecting favorable loss emergence for various discontinued liability coverages related to asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976, based on a reserve study that was completed in the 2010 second quarter. As noted above, there were no reserve releases at CATA in the third quarter of 2010.

The decrease in loss and LAE, partially offset by the decrease in net premiums earned, was the primary cause of the modest increase in CATA’s underwriting profit in the third quarter 2011 from the corresponding period in 2010. The decrease in net premiums earned, partially offset by the decrease in loss and LAE, was the primary cause of the decrease in CATA’s underwriting profit in the first nine months of 2011 from the corresponding 2010 period.

PCC

Commencing August 1, 2009, PCC ceased soliciting new or renewal business on a direct basis due to its determination that it was unable to write business at rates it deemed adequate due to the difficult state of the California workers’ compensation market and took corresponding expense reduction steps, including staff reductions, in light of such determination. PCC also took steps to emerge as a brokerage carrier at such time as it determines rates are adequate. In the first nine months of 2011, PCC began writing a modest amount of new business through brokers.

PCC reported underwriting losses of $33.9 million and $17.3 million in the first nine months of 2011 and 2010, respectively. The underwriting losses primarily reflect an absence of premiums earned for the reasons described above (particularly with respect to the first nine months of 2011), combined with PCC’s ongoing staffing and related expenses. PCC’s underwriting loss for the first nine months of 2011 also reflects a $15.0 million increase of prior accident year workers’ compensation loss reserves and LAE recorded in the 2011 second quarter. Of the $15.0 million increase, $10.0 million related to an unanticipated increase in medical claims emergence and an absence of anticipated favorable indemnity claims emergence. PCC had anticipated favorable indemnity claims emergence based upon prior claims development experience which indicated that injured workers would be returning to work, curtailing lost wage costs. PCC believes the weak California employment environment has hindered the ability of injured workers to return to work and indirectly influenced indemnity claims. The remaining $5.0 million of the $15.0 million increase related to an increase in allocated LAE reserves arising in part from an increased utilization of outside counsel to assist in the settlement process, as well as a decrease in ceded loss and LAE reserves based on a second quarter 2011 review of reinsurance coverage estimates. The review of reinsurance coverage estimates also resulted in a $1.1 million decrease in ceded premiums earned, which increased net premiums earned.

AIHL Investment Results

Following is information relating to AIHL’s investment results (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net investment income	$29.7	$30.5	$90.9	$96.9
Net realized capital gains	$22.1	$27.2	$63.3	$82.6
Other than temporary impairment losses	$(2.8)	$(2.5)	$(2.8)	$(9.2)

Net Investment Income. The decrease in AIHL’s net investment income in the third quarter and first nine months of 2011 from the corresponding 2010 periods is due principally to the impact of lower average investment yields on its debt securities portfolio and ongoing negative cash flow at PCC, partially offset by higher dividend income. In addition, the decrease in AIHL’s net investment income in the first nine months of 2011 from the corresponding 2010 period reflects the absence of equity-method partnership income in the first nine months of 2011 as such partnerships were dissolved in the 2010 third quarter.

Net Realized Capital Gains. Net realized capital gains in the third quarter and first nine months of 2011 and 2010 relate primarily to sales of certain equity securities, some of which had their cost basis reduced in earlier periods for the recognition of unrealized losses through other-than-temporary impairment losses. Net realized capital gains in the first nine months of 2011 also included the sales of certain equity securities in the energy, defense and precious metals sectors.

Other-Than-Temporary Impairment Losses. Other-than-temporary impairment losses for the nine months ended September 30, 2011 reflect $2.8 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $2.8 million, $2.6 million related to equity security holdings (primarily in the materials sector), and $0.2 million related to debt security holdings (all of which were deemed to be credit-related). Of the $2.8 million of impairment losses, all was incurred in the third quarter of 2011. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the declines in fair value of such securities relative to their cost as of the balance sheet date.

Other-than-temporary impairment losses for the nine months ended September 30, 2010 reflect $9.2 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $9.2 million, $8.0 million related to equity security holdings (primarily in the energy sector), and $1.2 million related to debt security holdings (all of which were deemed to be credit-related). Of the $9.2 million of unrealized losses, $2.5 million was incurred in the third quarter of 2010. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity and duration of the declines in fair value of such securities relative to their cost as of the balance sheet date.

After adjusting the cost basis of securities for the recognition of other-than-temporary impairment losses, the gross unrealized investment losses for debt and equity securities as of September 30, 2011 were deemed to be temporary, based on, among other things:

•

the duration of time and the relative magnitude to which fair values of these investments have been below cost was not indicative of an other-than-temporary impairment loss (for example, no equity security was in a continuous unrealized loss position for twelve months or more as of September 30, 2011);

•	the absence of compelling evidence that would cause us to call into question the financial condition or near-term prospects of the issuer of the investment; and

•	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

See Note 7 to the Notes to the Unaudited Consolidated Financial Statements set forth in Item 1 of this Form 10-Q for further details concerning gross unrealized investment losses for debt and equity securities as of September 30, 2011.

Corporate Activities Operating Results

The following table summarizes Corporate activities’ results (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net investment income	$(7.6)	$(1.1)	$(8.7)	$(3.3)
Net realized capital gains	0.6	0.1	0.6	4.4
Other than temporary impairment losses	—	—	—	—
Other income	—	5.2	0.9	6.5

Total revenues	$(7.0)	$4.2	$(7.2)	$7.6
Corporate administration and other expenses	3.8	9.3	17.0	21.9
Interest expense	4.3	0.6	13.0	0.7

(Losses) before income taxes	$(15.1)	$(5.7)	$(37.2)	$(15.0)

The increase in losses before income taxes in the third quarter of 2011 from the corresponding 2010 period primarily reflects higher negative net investment income, an absence of other income and higher interest expenses, partially offset by lower administration and other expenses. As further explained below, the increase in negative net investment income is due primarily to higher catastrophe losses related to our investment in Homesite, partially offset by higher dividend income. Other income in the 2011 third quarter reflects the absence of a non-recurring gain from Alleghany Properties that was reflected in the 2010 third quarter, which arose from a recovery of certain fee credits from the City of Sacramento. The higher interest expenses primarily reflect our issuance in the 2010 third quarter of the Senior Notes. The lower corporate administration and other expenses is due primarily to lower incentive compensation and pension accruals.

The increase in losses before income taxes in the first nine months of 2011 from the corresponding 2010 period primarily reflects higher interest expenses, lower other income, higher negative net investment income, and lower net realized capital gains, partially offset by lower corporate administration and other expenses. The higher interest expenses primarily reflect our issuance in the 2010 third quarter of the Senior Notes. The lower other income in the first nine months of 2011 reflects a the absence of a non-recurring gain from Alleghany Properties that was reflected in the 2010 period as noted above. As further explained below, the increase in negative net investment income is due primarily to higher catastrophe losses related to our investment in Homesite, partially offset by higher dividend income. The lower corporate administration and other expenses is due primarily to lower incentive compensation and pension accruals.

Net investment income for Corporate activities includes our equity share of (losses) earnings in Homesite and ORX, as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Homesite	$(9.6)	$(3.6)	$(16.7)	$(5.2)
ORX	(1.2)	2.3	(3.4)	(0.5)
Interest, dividends and other — net	3.2	0.2	11.4	2.4

Net investment income	$(7.6)	$(1.1)	$(8.7)	$(3.3)

Homesite losses in the first nine months of 2011 primarily reflect the impact of increased homeowners insurance claims from severe weather, particularly tornados, in the southeastern and midwestern U.S. in April and May 2011, as well as from Hurricane Irene, which affected the east coast of the U.S. in August 2011.

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

	Property	Casualty(1)	CMP(2)	Surety	Workers’ Comp(3)	All Other(4)	Total
	(in millions)
September 30, 2011
Gross loss and LAE reserves	$186.2	$1,874.3	$55.0	$20.2	$162.5	$30.0	$2,328.2
Reinsurance recoverables on unpaid losses	(62.7)	(752.7)	(0.2)	(0.1)	(8.8)	(16.3)	(840.8)

Net loss and LAE reserves	$123.5	$1,121.6	$54.8	$20.1	$153.7	$13.7	$1,487.4

December 31, 2010
Gross loss and LAE reserves	$150.1	$1,883.6	$58.9	$17.1	$186.7	$32.3	$2,328.7
Reinsurance recoverables on unpaid losses	(52.0)	(765.2)	(1.0)	(0.1)	(10.9)	(18.2)	(847.4)

Net loss and LAE reserves	$98.1	$1,118.4	$57.9	$17.0	$175.8	$14.1	$1,481.3

(1)	Primarily consists of umbrella/excess liability, D&O liability, professional liability and general liability.
(2)	Commercial multiple peril.
(3)	Workers’ compensation amounts include PCC, net of purchase accounting adjustments (see Note 4(a) to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2010 10-K). Such adjustments include a minor reduction of gross and net loss and LAE for acquisition date discounting, as required under purchase accounting. Workers’ compensation amounts also include minor balances from CATA.
(4)	Primarily consists of loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees. The loss and LAE reserves are ceded 100 percent to the sellers. Additional information regarding the loss reserve guarantees can be found in Note 5(c) to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2010 10-K.

Changes in Loss and LAE Reserves between September 30, 2011 and December 31, 2010

Gross Reserves. Gross loss and LAE reserves as of September 30, 2011 were essentially unchanged from December 31, 2010, primarily reflecting reserve decreases in the workers’ compensation lines of business and offsetting increases in property lines of business. The decrease in workers’ compensation gross loss and LAE reserves primarily reflects the impact of PCC ceasing to solicit new or renewal business on a direct basis commencing August 1, 2009, partially offset by an increase in gross loss and LAE reserves by PCC as of June 30, 2011 related to prior accident years. The increase in property gross loss and LAE reserves is due to increases in case reserves related primarily to significant catastrophe and other large losses incurred in 2011, partially offset by claim payments made by RSUI in the first nine months of 2011 related to catastrophe losses in prior years. Such claim payments caused RSUI to reduce its case reserves from prior accident years, primarily related to 2008 third quarter hurricane losses.

Net Reserves. Net loss and LAE reserves as of September 30, 2011 were essentially unchanged from December 31, 2010, primarily reflecting reserve decreases in the workers’ compensation lines of business and offsetting increases in property lines of business. The decrease in workers’ compensation net loss and LAE reserves primarily reflects the impact of PCC ceasing to solicit new or renewal business on a direct basis commencing August 1, 2009, partially offset by an increase in net loss and LAE reserves by PCC as of June 30, 2011 related to prior accident years. The increase in property net loss and LAE reserves is due to increases in case reserves related primarily to significant catastrophe and other large losses incurred in 2011, partially offset by claim payments made by RSUI in the first nine months of 2011 related to catastrophe losses in prior years. Such claim payments caused RSUI to reduce its case reserves from prior accident years, primarily related to 2008 third quarter hurricane losses, after reflecting any applicable ceded reinsurance.

Reinsurance Recoverables

As of September 30, 2011, AIHL had total reinsurance recoverables of $858.5 million, consisting of $840.8 million of ceded outstanding loss and LAE and $17.7 million of recoverables on paid losses. RSUI’s reinsurance recoverables totaled $765.2 million of AIHL’s $858.5 million. The reinsurance purchased by AIHL’s insurance operating units does not relieve them from their obligations to their policyholders, and therefore, the financial strength of their reinsurers is important. Approximately 92.0 percent of AIHL’s reinsurance recoverables balance as of September 30, 2011 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. AIHL’s Reinsurance Security Committee, which includes certain of our officers and the chief financial officer of each of AIHL’s operating units and which monitors the use of reinsurance by such operating units, has determined that reinsurers with an A.M. Best rating of A (Excellent) or higher have an ability to meet their ongoing obligations at a level that is acceptable to us.

Information regarding concentration of AIHL’s reinsurance recoverables as of September 30, 2011 is as follows (in millions):

Reinsurer(1)	Rating(2)	Dollar Amount	Percentage
Swiss Re	A (Excellent)	$152.5	17.8%
Platinum Underwriters Holdings, Ltd.	A (Excellent)	95.3	11.1%
PartnerRe Ltd.	A+(Superior)	88.7	10.3%
All other reinsurers		522.0	60.8%

Total		$858.5	100.0%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.

As of September 30, 2011, AIHL also had fully collateralized reinsurance recoverables of $69.7 million due from Darwin Professional Underwriters Inc., or “Darwin,” a specialty property and casualty insurer of which we owned 55 percent until October 2008, when it was merged with a subsidiary of Allied World Assurance Company Holdings, Ltd. The A.M. Best financial strength rating of Darwin was A (Excellent) as of September 30, 2011. AIHL had no allowance for uncollectible reinsurance as of September 30, 2011.

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at the parent company. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of September 30, 2011, we held marketable securities and cash of $540.3 million at the parent company and $559.6 million at AIHL, which totaled $1,099.9 million. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of September 30, 2011.

Stockholders’ equity decreased to approximately $2.85 billion as of September 30, 2011, compared with approximately $2.91 billion as of December 31, 2010, representing a decrease of 2.1 percent. The decrease in stockholders’ equity primarily reflects the repurchase of our common stock pursuant to our repurchase program described below, and unrealized depreciation in our investment portfolio in the first nine months of 2011, partially offset by net earnings in the first nine months of 2011.

As discussed in Note 7 to the Notes to the Consolidated Financial Statements set forth in Item 8 of the 2010 10-K, we issued $300.0 million of Senior Notes on September 20, 2010, and we entered into a credit agreement that provides for a two tranche revolving credit facility in an aggregate principal amount of up to $100.0 million on September 9, 2010. There were no borrowings under such credit agreement during the first nine months of 2011.

Common Stock Repurchases. In July 2010, our Board of Directors authorized the repurchase of shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million. During the first nine months of 2011, we repurchased an aggregate of 251,897 shares of our common stock in the open market for $76.4 million, at an average price per share of $303.34 (share and average price amounts are not adjusted for the stock dividend declared in February 2011). As of September 30, 2011 and December 31, 2010, we had 8,699,317 and 8,941,885 shares of our common stock outstanding, respectively. Unless stated otherwise, all preceding figures have been adjusted to reflect the common stock dividend declared in February 2011 and paid in April 2011.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources, and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of September 30, 2011.

AIHL. The obligations and cash outflow of AIHL’s insurance operating units include claim settlements, administrative expenses and purchases of investments. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, AIHL’s insurance operating units accumulate funds which they invest pending the need for liquidity. As an insurance company’s cash needs can be unpredictable due to the uncertainty of the claims settlement process, AIHL’s portfolio, which includes those of its insurance operating units, is composed primarily of liquid securities such as debt securities and short-term investments to ensure the availability of funds for its cash needs. As of September 30, 2011, investments and cash represented 72.6 percent of the assets of AIHL and its insurance operating units.

Consolidated Investment Holdings

Overview. On a consolidated basis, our invested asset portfolio was approximately $4.7 billion as of September 30, 2011, a decrease of 1.9 percent from December 31, 2010. The decrease reflects the repurchase of our common stock pursuant to our repurchase program, unrealized depreciation in our investment portfolio in the first nine months of 2011, and negative cash flow at PCC, partially offset by positive cash flow at RSUI. Unrealized depreciation in our investment portfolio in the first nine months of 2011 reflects declines in our equity securities portfolio during the 2011 third quarter, partially offset by modest appreciation in our debt securities portfolio during the first nine months of 2011. Negative cash flow at PCC was a result of PCC ceasing to solicit new or renewal business on a direct basis commencing August 1, 2009.

As of September 30, 2011, the average effective duration of our consolidated debt securities portfolio was 3.9 years, compared with 4.3 years as of December 31, 2010.

The overall weighted-average credit quality rating of our debt securities portfolio was reduced from AA+ as of December 31, 2010 to AA as of September 30, 2011 as a result of Standard and Poor’s downgrade of its long-term assessment of U.S. sovereign debt to AA+ from AAA on August 5, 2011, as well as the subsequent downgrade of U.S. agency and other debt backed by the Federal Government. Although many of our debt securities, which consist predominantly of states, municipalities and political subdivision bonds, are insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of September 30, 2011. As of September 30, 2011, we had $93.5 million of foreign bonds, none of which were sovereign obligations of the following countries: Portugal, Ireland, Italy, Greece or Spain.

Fair Value. The estimated carrying values and fair values of our consolidated financial instruments as of September 30, 2011 and December 31, 2010 were as follows (in millions):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Investments (excluding equity method investments)*	$4,550.5	$4,550.5	$4,622.7	$4,622.7
Liabilities
Senior Notes	$299.0	$304.3	$298.9	$291.8

*	This table includes available-for-sale investments (securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method (Homesite, ORX and other investments) and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.

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

The estimated fair values of our financial instruments as of September 30, 2011 and December 31, 2010 allocated among the three levels set forth above were as follows (in millions):

	Level 1	Level 2	Level 3	Total
As of September 30, 2011
Equity securities:
Common stock(1)	$1,405.4	$—	$—	$1,405.4
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	299.5	—	—	299.5
Mortgage- and asset-backed securities(2)	—	1,032.4	—	1,032.4
States, municipalities and political subdivision bonds	—	1,096.6	—	1,096.6
Foreign bonds	—	93.5	—	93.5
Corporate bonds and other	—	420.2	—	420.2

	299.5	2,642.7	—	2,942.2

Short-term investments	98.8	77.8	—	176.6
Other invested assets(3)	—	—	26.3	26.3

Investments (excluding equity method investments)	$1,803.7	$2,720.5	$26.3	$4,550.5

Senior Notes	$—	$304.3	$—	$304.3

As of December 31, 2010
Equity securities:
Common stock(1)	$1,500.7	$—	$—	$1,500.7
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	307.3	30.5	—	337.8
Mortgage- and asset-backed securities(2)	—	866.5	—	866.5
States, municipalities and political subdivision bonds	—	1,068.5	—	1,068.5
Foreign bonds	—	114.2	—	114.2
Corporate bonds and other	—	445.4	—	445.4

	307.3	2,525.1	—	2,832.4

Short-term investments	86.4	178.4	—	264.8
Other invested assets(3)	—	—	24.8	24.8

Investments (excluding equity method investments)	$1,894.4	$2,703.5	$24.8	$4,622.7

Senior Notes	$—	$291.8	$—	$291.8

(1)	Of the $1,405.4 million of fair value as of September 30, 2011, $914.0 million related to certain energy sector businesses. Of the $1,500.7 million of fair value as of December 31, 2010, $1,004.8 million related to certain energy sector businesses.
(2)	Of the $1,032.4 million of fair value as of September 30, 2011, $538.3 million related to residential mortgage-backed securities (“RMBS”), $213.1 million related to commercial mortgage-backed securities (“CMBS”) and $281.0 million related to other asset-backed securities. Of the $866.5 million of fair value as of December 31, 2010, $499.9 million related to RMBS, $173.4 million related to CMBS and $193.2 million related to other asset-backed securities.
(3)	Level 3 securities consist of partnership investments. The carrying value of partnership investments of $26.3 million increased by $1.5 million from the December 31, 2010 carrying value of $24.8 million, due primarily to an increase in estimated fair value during the period.

Mortgage— and Asset-Backed Securities. As of September 30, 2011, our mortgage- and asset-backed securities portfolio consisted of the following and was backed by the following types of underlying collateral (in millions):

Type of Underlying Collateral	Fair Value	Average Rating
RMBS: guaranteed by FNMA or FHLMC (1)	$122.4	Aa1 /AA+
RMBS: guaranteed by GNMA (2)	355.0	Aa1 /AA+
RMBS: Alt A	9.4	Aa3 /AA+
RMBS: Sub-prime	2.0	Baa2 /AAA
All other	543.6	Aa1/AA+

Total	$1,032.4	Aa1 /AA+

(1)	“FNMA” refers to the Federal National Mortgage Association, and “FHLMC” refers to the Federal Home Loan Mortgage Corporation.
(2)	“GNMA” refers to the Government National Mortgage Association.

States, Municipalities and Political Subdivision Bonds. The following table details the top five state exposures of our states, municipalities and political subdivision bond portfolio as of September 30, 2011 (in millions):

	General Obligation	Special Revenue	Total Fair Value
Texas	$67.0	$29.7	$96.7
New York	4.6	61.8	66.4
Washington	49.7	15.6	65.3
Massachusetts	4.6	58.1	62.7
Colorado	42.3	15.3	57.6
All other	241.8	450.5	692.3

	$410.0	$631.0	$1,041.0

Advance refunded / escrowed to maturity bonds			55.6

Total states, municipalities and political subdivision bond portfolio			$1,096.6

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

Future Application of Accounting Standards

In September 2011, the FASB issued revised guidance on the testing of goodwill for impairment. This guidance simplifies how an entity tests goodwill for impairment by allowing an entity to first make a qualitative assessment to determine whether it is necessary to perform quantitative testing. Based on the results of such assessment, an entity will no longer be required to perform quantitative testing if it is more likely than not that the fair value of a reporting unit is greater than its carrying value. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We will adopt this guidance in the 2012 first quarter, and we do not currently believe that the implementation will have an impact on our results of operations and financial condition.

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

In October 2010, the FASB issued guidance that provides additional clarification for costs associated with acquiring or renewing insurance contracts. This guidance states that only incremental, direct costs associated with the successful acquisition of a new or renewal insurance contract may be capitalized as deferred acquisition costs. Furthermore, such costs: (i) must be essential to the contract transaction; (ii) would not have been incurred had the contract transaction not occurred; and (iii) must be related directly to the acquisition activities involving underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in separate “direct response” advertising guidance within GAAP are met. All other acquisition-related costs and other expenses should be charged to expense as incurred. This guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted (but only at the beginning of an entity’s annual reporting period). We will adopt this guidance in the 2012 first quarter, and we do not currently believe that the implementation will have a material impact on our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, foreign currency exchange rates and commodity prices. The primary market risk related to our non-trading financial instruments is the risk of loss associated with adverse changes in interest rates. We invest in equity securities which are subject to fluctuations in market value (refer to Item 7A set forth in Item 8 of the 2010 10-K). We also purchase debt securities with fixed maturities that expose us to risk related to adverse changes in interest rates. We hold our equity securities and debt securities as available-for-sale. Any changes in the fair value in these securities, net of tax, would be recorded as a component of other comprehensive income. However, if a decline in fair value relative to cost is believed to be other than temporary, a loss is generally recorded on our statement of earnings.

Debt Securities and Senior Notes. The primary market risk for our and our subsidiaries’ debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The tables below present sensitivity analyses as of September 30, 2011 of our (i) consolidated debt securities and (ii) Senior Notes, that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical September 30, 2011 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding.

As of September 30, 2011 (in millions)

Interest rate shifts	–300	–200	–100	0	100	200	300
Assets:
Debt securities, fair value	$3,304.4	$3,177.9	$3,057.5	$2,942.2	$2,823.0	$2,700.9	$2,583.3
Estimated change in fair value	$362.2	$235.7	$115.3	—	$(119.2)	$(241.3)	$(358.9)
Liabilities:
Senior Notes, fair value	$381.2	$353.3	$327.8	$304.3	$282.8	$263.0	$244.8
Estimated change in fair value	$76.9	$49.0	$23.5	—	$(21.5)	$(41.3)	$(59.5)

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

Partnership Investments. In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Partnership investments are included in other invested assets. The carrying value of partnership investments accounted for on an available-for-sale basis was $26.3 million as of September 30, 2011 and $24.8 million as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the three months ended September 30, 2011 in our internal control structure over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2010 10-K. Please refer to that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Issuer Purchases of Equity Securities.

The following table summarizes our common stock repurchases for the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	20,390	$329.44
August 1 to August 31	65,927	$300.57
September 1 to September 30	99,239	$288.19

Total	185,556	$297.12	185,556	$222,173,779

(1)	Share and average price amounts are not adjusted for the stock dividend declared in February 2011.
(2)	All shares represent shares repurchased pursuant to an authorization of the Board of Directors, announced in July 2010, to repurchase shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.
101.1	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) Notes to Unaudited Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this Exhibit 101.1 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION
Registrant

Date: November 7, 2011	By	/s/ Roger B. Gorham
Roger B. Gorham
Senior Vice President (and chief financial officer)