Form 10-K
period 2011-12-31
ALLEGHANY CORP /DE
filed 2012-02-24
CIK 775368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☑Accelerated filer  ☐Non-accelerated filer  ☐Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company.

Yes  ☐                            No  ☑

As of June 30, 2011, the aggregate market value (based upon the closing price of these shares on the New York Stock Exchange) of the shares of Common Stock of Alleghany Corporation held by non-affiliates was $2,834,323,730.

As of February 21, 2012, 8,551,911 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Stockholders of Alleghany Corporation to be held on April 27, 2012 are incorporated into Part III of this Form 10-K Report.

ALLEGHANY CORPORATION

Form 10-K Report

for the year ended December 31, 2011

Description

PART I

References in this Annual Report on Form 10-K for the year ended December 31, 2011, or the “Form 10-K Report,” to the “Company,” “Alleghany,” “we,” “us” and “our” refer to Alleghany Corporation and its consolidated subsidiaries, unless the context otherwise requires. In addition, unless the context otherwise requires, references to

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

Items 1 and 2. Business and Properties.

Business Overview

We are a Delaware corporation engaged, through AIHL and its subsidiaries RSUI, CATA and PCC, in the property and casualty and surety insurance business. CATA has been a subsidiary of AIHL since January 2002, and RSUI has been a subsidiary of AIHL since July 2003. In June 2006, AIHL Re was established as a captive reinsurance subsidiary of AIHL, and AIHL Re has, in the past, provided reinsurance to our insurance operating units and affiliates. In March 2007, Alleghany Capital Partners LLC, or “Alleghany Capital Partners,” was established to manage our equity investments, including those held by our insurance operating units. AIHL acquired PCC on July 18, 2007 for a purchase price of $198.1 million, including $5.6 million of incurred acquisition costs. We also own and manage land in Sacramento, California through our subsidiary Alleghany Properties.

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

On November 20, 2011, we entered into an Agreement and Plan of Merger, or the “merger agreement,” with a wholly-owned subsidiary that we created, Shoreline Merger Sub, LLC, (which was subsequently converted into a corporation), or “Merger Sub,” and Transatlantic Holdings, Inc., or “Transatlantic.” The merger agreement provides for the merger of Transatlantic with and into Merger Sub, which we refer to as the “merger,” with Merger Sub continuing as the surviving company and our wholly-owned subsidiary. Subject to the terms and conditions of the merger agreement, the stockholders of Transatlantic will receive aggregate consideration valued at $59.79 per share (based on the closing price of our common stock, par value $1.00 per share, on November 18, 2011), or approximately $3.4 billion. Each outstanding share of Transatlantic common stock, par value $1.00 per share, will be exchanged for per-share consideration consisting of 0.145 share of our common stock and $14.22 in cash (or $816.0 million in total cash consideration). The actual value of the merger consideration to be paid at the closing of the merger will depend on the average closing price of Alleghany common stock in the five business days prior to closing, as more fully described in the merger agreement.

Transatlantic is a leading international reinsurance organization headquartered in New York, with operations on six continents. Its subsidiaries, Transatlantic Reinsurance Company, Trans Re Zurich Reinsurance Company

Ltd. and Putnam Reinsurance Company, offer reinsurance capacity on both a treaty and facultative basis — structuring programs for a full range of property and casualty products, with an emphasis on specialty risks.

On February 6, 2012, Alleghany stockholders approved the issuance of our common stock in connection with the merger and Transatlantic approved the merger and certain related matters. The merger is subject to certain customary conditions, including listing of the shares of common stock to be issued in the merger on the New York Stock Exchange and receipt of required regulatory approvals. We expect that the merger will close in the first quarter of 2012.

We owned approximately 55 percent of Darwin Professional Underwriters, Inc., or “Darwin,” a specialty property and casualty insurer until October 20, 2008, when it was merged with a subsidiary of Allied World Assurance Company Holdings, Ltd, or “AWAC.” As a result of our disposition of Darwin, that business has been reclassified as discontinued operations in this Form 10-K Report.

As of December 31, 2011, we had 763 employees, with 752 at our subsidiaries and 11 at the parent level. Our principal executive offices are located in leased office space of approximately 14,200 square feet at 7 Times Square Tower, New York, New York 10036, and our telephone number is (212) 752-1356.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” are available, free of charge, on our website at www.alleghany.com, as soon as reasonably practicable after we electronically file this material with, or furnish it to, the U.S. Securities and Exchange Commission, or the “SEC.” Our Financial Personnel Code of Ethics, Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters for our Audit, Compensation and Nominating and Governance Committees are also available on our website. In addition, interested parties may obtain, free of charge, copies of any of the above reports or documents upon request to the Secretary of Alleghany.

We refer you to Items 7 and 8 of this Form 10-K Report for further information about our business in 2011. Our consolidated financial statements are set forth in Item 8 of this Form 10-K Report and include our accounts and the accounts of our subsidiaries for all periods presented.

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

In general, property insurance protects an insured against financial loss arising out of loss of property or its use caused by an insured peril. Casualty insurance protects the insured against financial loss arising out of the insured’s obligation to others for loss or damage to property or persons, including, with respect to workers’ compensation insurance, persons who are employees of the insured. In 2011, property insurance accounted for approximately 48.4 percent, and casualty insurance accounted for approximately 47.2 percent, of AIHL’s gross premiums written. Surety bonds, both commercial and contract, are three-party agreements in which the issuer of the bond (the surety) joins with a second party (the principal) in guaranteeing to a third party (the obligee) the fulfillment of some obligation on the part of the principal to the obligee. In 2011, surety bonds accounted for approximately 4.4 percent of AIHL’s gross premiums written.

RSUI

General. RSUI, which includes the operations of its operating subsidiaries RSUI Indemnity Company, or “RIC,” Landmark American Insurance Company, or “Landmark,” and Covington Specialty Insurance Company,

or “Covington,” underwrites specialty insurance coverages in the property, umbrella/excess, general liability, directors and officers, or “D&O” liability and professional liability lines of business. The market for specialty insurance coverages differs significantly from the market for standard insurance coverages. The specialty market provides coverage for hard-to-place risks that generally do not fit the underwriting criteria of the standard market which provides coverage for largely uniform and relatively predictable exposures and which is highly regulated with respect to rates and forms.

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

RSUI writes business on an approved, non-admitted basis primarily through Landmark, which, as a non-admitted company, is not subject to state form and rate regulations and thus has more flexibility in its rates and coverages for specialized or hard-to-place risks. This typically results in coverages that are more restrictive and expensive than coverages written by a standard insurance company. As of December 31, 2011, Landmark was approved to write business on a non-admitted basis in 49 states and is a domestic surplus lines company in Oklahoma.

Covington, a New Hampshire-domiciled insurer, was formed in September 2007 to, among other things, support non-admitted business written primarily by RSUI’s binding authority department, which writes small, specialized coverages pursuant to underwriting authority arrangements with managing general agents.

Pursuant to quota share arrangements effective as of January 1, 2009, Landmark and Covington cede 90 percent of all their respective premiums and losses, gross of third party reinsurance, to RIC. As of December 31, 2011, the statutory surplus of RIC was approximately $1.26 billion, the statutory surplus of Landmark was $195.0 million, and the statutory surplus of Covington was $46.0 million. RIC is rated A (Excellent) by A.M. Best Company, Inc., or “A.M. Best,” an independent organization that analyzes the insurance industry. Landmark is rated A (Excellent) on a reinsured basis by A.M. Best, and Covington is rated A (Excellent) on a reinsured basis by A.M. Best. RSUI leases approximately 133,000 square feet of office space in Atlanta, Georgia for its headquarters and approximately 34,000 square feet of office space in Sherman Oaks, California.

Distribution. As of December 31, 2011, RSUI conducted its insurance business through approximately 155 independent wholesale insurance brokers located throughout the United States and 30 managing general agents. RSUI’s wholesale brokers are appointed on an individual basis based on management’s appraisal of expertise and experience, and only specific locations of a wholesale broker’s operations may be appointed to distribute RSUI’s products. Producer agreements which stipulate premium collection, payment terms and commission arrangements are in place with each wholesale broker. No wholesale broker holds underwriting, claims or reinsurance authority. RSUI has entered into underwriting authority arrangements with 30 managing general agents for small, specialized coverages. RSUI’s top five producing wholesale brokers accounted for approximately 56 percent of gross premiums written by RSUI in 2011. RSUI’s top two producing wholesale brokers, Swett & Crawford Group and AmWINS Group, Inc. accounted for, in the aggregate, approximately 32 percent of AIHL’s gross premiums written in 2011.

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

CATA

General. CATA, primarily through its wholly-owned subsidiaries Capitol Indemnity Corporation, or “Capitol Indemnity,” and Capitol Specialty Insurance Corporation, or “CSIC,” operates in the 50 states and the District of Columbia. Capitol Indemnity conducts its property and casualty insurance business on an admitted basis, with a geographic concentration in the Midwestern and Plains states. Capitol Indemnity also writes surety products such as commercial surety bonds and contract surety bonds on a national basis. Commercial surety bonds include all surety bonds other than contract surety bonds and cover obligations typically required by law or regulation, such as licenses and permits. Capitol Indemnity offers contract surety bonds in the non-construction segment of the market which secure performance under supply, service and maintenance contracts, and developer subdivision bonds. CSIC conducts substantially all of its business on an approved, non-admitted basis on a national basis and writes primarily specialty lines of property and casualty insurance. Platte River is licensed in 50 states and the District of Columbia and operates in conjunction with Capitol Indemnity primarily by providing surety products and offering pricing flexibility in those jurisdictions where both Capitol Indemnity and Platte River are licensed. The property and casualty business of CATA accounted for approximately 66.4 percent of its gross premiums written in 2011 (including approximately 5.6 percent of professional liability), and the surety business accounted for the remainder.

As of December 31, 2011, the statutory surplus of Capitol Indemnity was $184.2 million, including the statutory surplus of CSIC of $37.7 million. As of December 31, 2011, the statutory surplus of Platte River was $38.1 million. Capitol Indemnity, CSIC and Platte River are rated A (Excellent) on a reinsured basis by A.M. Best. CATA leases approximately 55,000 square feet of office space in Middleton, Wisconsin for its and Platte River’s headquarters.

Distribution. CATA conducts its insurance business through independent and general insurance agents located throughout the United States, with a concentration in the Midwestern and Plains states. As of December 31, 2011, CATA had approximately 291 independent agents and 61 general agents licensed to write property and casualty and surety coverages, approximately 90 agents specializing in professional liability and approximately 282 independent agents licensed only to write surety coverages. The general agents write very little surety business and have full quoting and binding authority within the parameters of their agency contracts with respect to the property and casualty business that they write. Certain independent agents have binding authority for specific business owner policy products, including property and liability coverages and non-contract surety products. No agent of CATA had writings in excess of 13.1 percent of CATA’s gross premiums written in 2011.

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

In June 2009, PCC determined that it was unable to write business at rates it deemed adequate due to the state of the California workers’ compensation market. As a result, PCC ceased soliciting new or renewal business on a direct basis commencing August 1, 2009 and took corresponding expense reduction steps, including staff reductions, in light of such determination. As a result of PCC’s determination to cease writing business on a direct basis and certain other factors, on June 30, 2009, A.M. Best downgraded its rating of PCIC from A- (Excellent), with a negative outlook, to B++ (Good), with a stable outlook. During the 2009 third quarter, PCC sold the renewal rights of its directly placed workers’ compensation insurance policies and certain other assets and rights to an independent insurance brokerage. During 2011, PCC began writing a modest amount of new business, all of which was through brokers.

As of December 31, 2011, the statutory surplus of PCIC was $108.9 million.

AIHL Re LLC

AIHL Re was formed in June 2006 as a captive reinsurance subsidiary of AIHL to provide catastrophe reinsurance coverage for RSUI. AIHL Re and RSUI entered into a reinsurance agreement, effective July 1, 2006, whereby AIHL Re, in exchange for market-based premiums, reinsured that portion of RSUI’s catastrophe reinsurance program not covered by third-party reinsurers. This reinsurance coverage expired on April 30, 2007, and AIHL Re has not participated in RSUI’s catastrophe reinsurance programs since that date. AIHL Re and Homesite entered into a reinsurance agreement, effective April 1, 2007, whereby AIHL Re, in exchange for annual premium of $2.0 million, provided $20.0 million of excess-of-loss reinsurance coverage to Homesite under its catastrophe reinsurance program which is concentrated in the Northeast region of the United States. This reinsurance coverage expired on March 31, 2008, and AIHL Re has not participated in Homesite’s catastrophe reinsurance programs since that date.

Changes in Historical Net Loss and Loss Adjustment Expense Reserves

The following table shows changes in historical net loss and loss adjustment expense, or “LAE,” reserves for AIHL for each year since 2002, the year that AIHL acquired CATA. The first line of the upper portion of the table shows the net reserves as of December 31 of each of the indicated years, representing the estimated amounts of net outstanding loss and LAE for claims arising during that year and in all prior years that are unpaid, including losses that have been incurred but not yet reported, or “IBNR,” to AIHL’s insurance operating units. The upper (paid) portion of the table shows the cumulative net amounts paid as of December 31 of successive years with respect to the net reserve liability for each year. The lower portion of the table shows the re-estimated amount of the previously recorded net reserves for each year based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about claims for individual years. In evaluating the information in the table, it should be noted that a reserve amount reported in any period includes the effect of any subsequent change in such reserve amount. For example, if a loss was first reserved in 2002 at $100,000 and was determined in 2003 to be $150,000, the $50,000 deficiency would be included in the Cumulative (Deficiency) Redundancy row shown below for each of the years 2002 through 2011.

Conditions and trends that have affected the development of the net reserve liability in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

Changes in Historical Net Reserves for Loss and LAE

	Years Ended December 31
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(in millions)
Net liability as of the end of year	$113.3	$276.0	$639.0	$952.9	$1,127.5	$1,412.9	$1,570.3	$1,573.3	$1,481.3	$1,481.2
Cumulative amount of net liability paid as of:
One year later	47.4	72.6	239.4	172.7	243.3	296.1	355.6	388.7	345.7
Two years later	80.6	116.8	310.8	356.1	421.7	515.0	659.5	642.2
Three years later	100.1	149.6	365.2	493.2	529.6	708.5	848.9
Four years later	110.1	173.7	413.6	572.2	648.6	820.6
Five years later	115.8	191.7	446.9	664.7	697.9
Six years later	121.7	208.0	465.4	703.0
Seven years later	124.0	220.0	475.0
Eight years later	125.5	224.1
Nine years later	126.6
Net liability re-estimated as of:
One year later	134.0	268.7	631.8	943.2	1,115.4	1,370.0	1,552.4	1,539.6	1,455.5
Two years later	147.7	264.6	620.1	941.2	1,047.9	1,341.9	1,526.5	1,506.7
Three years later	149.0	268.1	593.3	899.7	1,012.5	1,306.7	1,486.0
Four years later	150.7	263.8	584.1	873.0	976.7	1,263.2
Five years later	153.5	262.0	566.7	858.8	933.0
Six years later	151.7	256.1	554.0	832.7
Seven years later	148.4	252.8	537.6
Eight years later	143.6	250.1
Nine years later	142.3
Cumulative (Deficiency) Redundancy	$(29.0)	$25.9	$101.4	$120.2	$194.5	$149.7	$84.3	$66.6	$25.8	$—
Gross Liability-End of Year	$258.0	$438.0	$1,246.4	$2,571.9	$2,228.9	$2,379.7	$2,578.6	$2,521.0	$2,328.7	$2,313.0
Less: Reinsurance Recoverable	144.8	162.0	607.4	1,619.0	1,101.4	966.8	1,008.3	947.7	847.4	831.8

Net Liability-End of Year	$113.2	$276.0	$639.0	$952.9	$1,127.5	$1,412.9	$1,570.3	$1,573.3	$1,481.3	$1,481.2

Gross Re-estimated Liability-Latest	$275.2	$420.7	$1,091.6	$2,263.5	$1,797.7	$2,016.0	$2,291.9	$2,311.6	$2,245.1	$2,313.0
Re-estimated Recoverable- Latest	132.9	170.7	554.0	1,430.8	864.7	752.8	805.9	804.9	789.6	831.8

Net Re-estimated Liability-Latest	$142.3	$250.0	$537.6	$832.7	$933.0	$1,263.2	$1,486.0	$1,506.7	$1,455.5	$1,481.2

Gross Cumulative (Deficiency) Redundancy	$(17.2)	$17.3	$154.8	$308.4	$431.2	$363.7	$286.7	$209.4	$83.6	$—

The net cumulative redundancies since 2003 primarily reflect casualty net reserve releases by RSUI, partially offset by catastrophe-related net reserve increases by RSUI in 2006 and 2007, as well as reserve increases at PCC in each year from 2008 through 2011. Prior year reserve adjustments are discussed on pages 45 through 47 and pages 60 and 61 of this Form 10-K Report.

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

Reconciliation of Reserves for Loss and LAE from SAP Basis to GAAP Basis

	2011	2010	2009
Statutory reserves	$1,481.8	$1,482.3	$1,574.9
Reinsurance recoverables*	831.8	847.4	947.7
Purchase accounting adjustment	(0.6)	(1.0)	(1.6)

GAAP reserves	$2,313.0	$2,328.7	$2,521.0

*	Reinsurance recoverables in this table include only ceded loss reserves. Amounts reflected under the caption “Reinsurance recoverables” on our consolidated balance sheets set forth in Item 8 of this Form 10-K Report also include paid loss recoverables.

The reconciliation of beginning and ending aggregate reserves for unpaid loss and LAE of AIHL for the last three years is shown below (in millions):

Reconciliation of Reserves for Loss and LAE

	2011	2010	2009
Reserves as of January 1	$2,328.7	$2,521.0	$2,578.6
Less: reinsurance recoverables*	847.4	947.7	1,008.3

Net reserves	1,481.3	1,573.3	1,570.3

Incurred loss, net of reinsurance, related to:
Current year	455.8	411.6	460.0
Prior years	(25.8)	(33.7)	(17.9)

Total incurred loss, net of reinsurance	430.0	377.9	442.1

Paid loss, net of reinsurance, related to:
Current year	84.4	81.2	83.5
Prior years	345.7	388.7	355.6

Total paid loss, net of reinsurance	430.1	469.9	439.1

Reserves, net of reinsurance recoverables, as of December 31	1,481.2	1,481.3	1,573.3
Reinsurance recoverables as of December 31*	831.8	847.4	947.7

Reserves, gross of reinsurance recoverables, as of December 31	$2,313.0	$2,328.7	$2,521.0

*	Reinsurance recoverables in this table include only ceded loss reserves. Amounts reflected under the caption “Reinsurance recoverables” on our consolidated balance sheets set forth in Item 8 of this Form 10-K Report also include paid loss recoverables.

Asbestos and Environmental Impairment Reserves

AIHL’s reserves for loss and LAE include amounts for asbestos and environmental impairment claims that arose from reinsurance of certain general liability and commercial multiple peril coverages assumed by Capitol Indemnity between 1969 and 1976. Capitol Indemnity exited this business in 1976. As of December 31, 2011, reserves of CATA totaled $11.0 million for asbestos liabilities and $2.7 million for environmental liabilities, resulting in aggregate asbestos and environmental reserves of $13.7 million. As of December 31, 2010, reserves of CATA totaled $11.3 million for asbestos liabilities and $2.8 million for environmental liabilities, resulting in aggregate asbestos and environmental reserves of $14.1 million.

As of December 31, 2011, the reserves for asbestos liabilities were approximately 23 times the average paid claims for the prior three year period, compared with 13 times as of December 31, 2010. The reserves for environmental impairment liabilities were approximately five times the average paid claims for the prior three year period, compared with three times as of December 31, 2010. The significant changes in these metrics from December 31, 2010 to December 31, 2011 primarily reflect fluctuations in the amount and timing of commutations in recent years, which affect paid losses and loss exposure, as well as the impact of a reserve release in 2010. Additional information regarding the policies that CATA uses to set reserves for these asbestos and environmental impairment claims is set forth on page 47 of this Form 10-K Report.

The reconciliation of the beginning and ending aggregate reserves for unpaid loss and LAE related to asbestos and environmental impairment claims of AIHL for the years 2009 through 2011 is shown below (in millions):

Reconciliation of Asbestos-Related Claims Reserves for Loss and LAE

	2011	2010	2009
Reserves as of January 1	$11.3	$15.1	$14.9
Loss and LAE incurred	—	(3.0)	0.5
Paid losses*	(0.3)	(0.8)	(0.3)

Reserves as of December 31	$11.0	$11.3	$15.1

Type of reserves
Case	$1.6	$1.7	$1.9
IBNR	9.4	9.6	13.2

Total	$11.0	$11.3	$15.1

*	Paid losses include commutations and legal settlements as well as regular paid losses.

Reconciliation of Environmental Impairment Claims Reserves for Loss and LAE

	2011	2010	2009
Reserves as of January 1	$2.8	$3.8	$5.5
Loss and LAE incurred	—	(0.5)	(0.4)
Paid losses*	(0.1)	(0.5)	(1.3)

Reserves as of December 31	$2.7	$2.8	$3.8

Type of reserves
Case	$0.4	$0.4	$0.5
IBNR	2.3	2.4	3.3

Total	$2.7	$2.8	$3.8

*	Paid losses include commutations and legal settlements as well as regular paid losses.

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

AIHL’s insurance operating units use underwriting controls and systems, including third-party catastrophe modeling software, to help evaluate potential losses. The operating units use modeled loss scenarios to set risk retention levels and help structure their reinsurance programs in an effort to ensure that the aggregate amount of catastrophe exposures conform to established risk tolerances and fit within the existing exposure portfolio. RSUI also relies on reinsurance to limit its exposure to catastrophes, which is discussed in more detail under “Reinsurance” below. Additional information regarding the risks faced by AIHL’s insurance operating units, particularly RSUI, with respect to managing their catastrophe exposure risk can be found on pages 32 and 33 and pages 37 and 38 of this Form 10-K Report.

With respect to terrorism, to the extent that reinsurers have excluded coverage for terrorist acts or have priced this coverage at rates that make purchasing such coverage uneconomic, our insurance operating units will not have reinsurance protection and are exposed to potential losses as a result of any terrorist acts. To the extent an act of terrorism is certified by the U.S. Secretary of the Treasury, we may be covered under the Terrorism Act as described below under “Reinsurance.” Information regarding our insurance operating units’ coverage for terrorism and the impact of the Terrorism Act on our insurance operating units can be found on pages 24 and 25 of this Form 10-K Report.

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

In 2011, RSUI ceded 36.4 percent of its gross premiums written to reinsurers. Although the net amount of loss exposure retained by RSUI varies by line of business, in general, as of December 31, 2011, RSUI retained a maximum net exposure for any single property risk of $19 million and any single casualty risk of $10.0 million, with the exception of losses arising from acts of foreign terrorism.

RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. Under its surplus share treaties, which generally provide coverage on a risk attaching basis (the treaties cover policies which become effective during the treaty coverage period) from January 1 to December 31, RSUI is indemnified on a pro rata basis against covered property losses. The amount indemnified is based on the proportionate share of risk ceded after consideration of a stipulated dollar amount of “line” for RSUI to retain in relation to the entire limit written. Under RSUI’s 2011-2012 per risk reinsurance program, which generally provides coverage on an annual basis for losses occurring from May 1 to the following April 30, RSUI is reinsured for $90.0 million in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance and subject to a 10 percent co-participation by RSUI.

RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2011. RSUI renewed all of its catastrophe reinsurance program for the 2011-2012 period, and the new reinsurance program is similar to the expired program. The new reinsurance program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 47.0 percent co-participation by RSUI (compared with a 33.0 percent co-participation under the expired program), in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5.0 percent co-participation by RSUI (the same percent co-participation as under the expired program), in excess of $200.0 million.

When structuring its catastrophe reinsurance program, RSUI considers a number of factors, including its gross limit exposure by geographic region, the attachment point of policy coverages within its book of business, its anticipated market share percentage of aggregate industry losses and the cost of reinsurance. RSUI also considers the modeled loss estimates under different scenarios produced by third-party catastrophic modeling software. For a 250 year return period, such models in 2011 produced a net loss after tax and a resulting decline in our consolidated stockholders’ equity as of December 31, 2011 ranging between 5 percent and 18 percent. Such modeled loss estimates do not necessarily represent RSUI’s minimum or maximum catastrophe exposures, and it is highly likely that RSUI’s actual incurred losses would vary significantly from any such estimates, as has been the case for RSUI historically. As such, there can be no assurances that RSUI will not incur a net loss in excess of such range of modeled loss estimates from one or more major catastrophic events. Additional information regarding the risks faced by our insurance operating units, particularly RSUI, with respect to managing their catastrophe exposure risk can be found on pages 32 and 33 of this Form 10-K Report.

RSUI reinsures its other lines of business through quota share treaties, except for professional liability, binding authority and (effective April 15, 2011) the general liability lines where RSUI retains all of such business. RSUI’s quota share reinsurance treaty for umbrella/excess lines of business renewed on June 1, 2011 on the same terms as the expiring treaty, providing coverage for policies with limits up to $30.0 million, with RSUI ceding 35.0 percent of the premium and loss for policies with limits up to $15.0 million and ceding 67.5 percent of the premium and loss for policies with limits in excess of $15.0 million up to $30.0 million. RSUI’s D&O liability line quota share reinsurance treaty renewed on July 1, 2011 on the same terms as the expiring treaty, providing coverage for policies with limits up to $20.0 million, with RSUI ceding 35.0 percent of the premium and loss for policies with limits up to $10.0 million and ceding 60.0 percent of the premium and loss for policies with limits in excess of $10.0 million up to $20.0 million.

With respect to potential losses at RSUI arising from acts of terrorism, the Terrorism Risk Insurance Act of 2002, as extended and amended by the Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Program Reauthorization Act of 2007, which we collectively refer to as the “Terrorism Act,” established a program to provide federal assistance to the insurance industry in order to meet the needs of commercial insurance policyholders for coverages against losses due to certain acts of terrorism. The Terrorism Act is administered by the U.S. Secretary of the Treasury and is effective through December 31, 2014, at which time it will automatically expire unless reauthorized by Congress. The Terrorism Act applies to foreign or domestic acts of terrorism occurring within the United States (including territorial sea and the Outer Continental Shelf), at U.S. missions abroad, or on U.S. flag vessels or aircraft. In return for requiring insurers writing certain lines of property and casualty insurance to offer coverage to commercial insurance policyholders against certain acts of terrorism, the law requires the U.S. federal government to reimburse such insurers for 85 percent of insured losses during a program year resulting from such acts of terrorism above a statutorily-defined deductible. AIHL’s deductible under the Terrorism Act in 2012 will be 20 percent of its direct premiums earned in eligible lines in 2011, or $217.7 million. In addition, federal reimbursement will only be paid under the Terrorism Act if the aggregate industry insured losses resulting from the covered act of terrorism exceed

$100.0 million for insured losses occurring in 2012, but no payment shall be made for any portion of aggregate industry insured losses that exceed $100.0 billion in 2012.

AIHL’s terrorism exposure is substantially attributable to RSUI. Approximately 3.7 percent of all policies and approximately 15.5 percent of property policies written by RSUI in 2011 contained coverage for domestic and foreign acts of terrorism. RSUI uses various underwriting strategies to mitigate its exposure to terrorism losses. In addition, its casualty reinsurance programs provide coverage for domestic and foreign acts of terrorism. The cost of property reinsurance for acts of terrorism has increased significantly in recent years and capacity is limited. RSUI’s property reinsurance programs provide coverage only for domestic acts of terrorism; as a result, RSUI remains liable for losses under property policies that provide coverage for foreign acts of terrorism, subject to Terrorism Act reimbursement.

CATA uses reinsurance to protect against severity losses. In 2011, CATA reinsured with various reinsurers individual property and casualty and contract surety risks in excess of $1.5 million. As of December 1, 2011, the commercial surety line was reinsured for individual losses above $1.5 million. In addition, CATA purchases facultative reinsurance coverage for property and casualty risks in excess of $6.0 million and for commercial surety risks in excess of $15.0 million.

As of April 1, 2010, PCC ceased purchasing reinsurance as a result of its withdrawal from writing direct business. Prior to April 1, 2010, PCC used reinsurance to protect against catastrophe losses.

As of December 31, 2011, AIHL had total reinsurance recoverables of $852.8 million, consisting of $831.8 million of ceded outstanding loss and LAE and $21.0 million of recoverables on paid losses. The reinsurance purchased by AIHL’s insurance operating units does not relieve them from their obligations to their policyholders, and therefore, the financial strength of their reinsurers is important. Approximately 99.0 percent of AIHL’s reinsurance recoverables balance as of December 31, 2011 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. AIHL had no allowance for uncollectible reinsurance as of December 31, 2011. Additional information regarding the risks faced by AIHL’s insurance operating units with respect to their use of reinsurance can be found on page 33 of this Form 10-K Report.

AIHL’s Reinsurance Security Committee, which includes certain of our officers and the chief financial officers of each of AIHL’s operating units, meets to track, analyze and manage the use of reinsurance by AIHL’s insurance operating units. The Reinsurance Security Committee considers the limits on the maximum amount of unsecured reinsurance recoverables that should be outstanding from any particular reinsurer, the lines of business that should be ceded to a particular reinsurer and, where applicable, the types of collateral that should be posted by reinsurers. Information related to concentration of reinsurance recoverables can be found in Note 5(b) to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report.

Investments

The investment portfolios of RSUI, CATA and PCC are managed under the direction of Alleghany, with Alleghany Capital Partners primarily responsible for managing RSUI, CATA and PCC equity portfolios. For a discussion of AIHL investment results, please see pages 57 through 59 and pages 66 through 71 of this Form 10-K Report.

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

Historically, insurers have experienced significant fluctuations in operating results due to competition, frequency or severity of catastrophic and other loss events, levels of capacity, general economic conditions, social trends and other factors. The supply of insurance is related to prevailing prices in relation to emerging loss experience, the level of insured losses and the level of industry capital which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical business characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable price levels.

During periods of excessive underwriting capacity, in an attempt to use their capital, many insurance companies seek to write additional premiums without appropriate regard for ultimate profitability, and standard insurance companies are more willing to write specialty coverages. The opposite is typically true during periods when a shortage of capacity exists. In the past few years, our insurance operating units have faced increasing competition as a result of an increased flow of capital into the insurance industry, with both new entrants and existing insurers seeking to gain market share. This has resulted in decreased premium rates and less favorable contract terms and conditions. In particular, RSUI and CATA’s specialty lines of business increasingly have encountered competition from standard market companies seeking to increase market share.

Although we continue to see a competitive property and casualty insurance market, we continue to be cautiously optimistic about the prospect for improvements, particularly in property insurance and workers’ compensation pricing.

A discussion of the risks faced by our insurance operating units due to competition within, and the cyclicality of, the insurance business can be found on pages 31 and 32 of this Form 10-K Report.

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

The insurance holding company laws and regulations of the states in which our insurance companies are domiciled also require that, before a person can acquire direct or indirect control of an insurer domiciled in the state, prior written approval must be obtained from the insurer’s domiciliary state insurance regulatory authority. The state insurance regulatory authorities are required to consider various factors, including the financial strength of the acquirer, the integrity and management experience of the acquirer’s board of directors and executive officers, the acquirer’s plans for the future operations of the insurer and any possible anti-competitive results that may arise from the proposed acquisition of control. Pursuant to applicable laws and regulations, “control” over an insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing, 10 percent or more of the voting securities of that insurer. Indirect ownership includes ownership of the shares of our common stock. Thus, the insurance regulatory authorities of the states in which our insurance companies are domiciled are likely to apply these restrictions on acquisition of control to any proposed acquisition of 10 percent or more of our common stock.

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

The acquisition of control laws described above may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of control of us, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

Model Insurance Holding Company System Regulatory Act and Regulation. In December 2010, the National Association of Insurance Commissioners, or “NAIC,” adopted amendments to the Model Insurance Holding Company System Regulatory Act and Regulation, or the “Amended Model Act and Regulation.” The Amended Model Act and Regulation introduce the concept of “enterprise” risk within an insurance holding company system. If and when adopted by a particular state, the Amended Model Act and Regulation would impose more extensive informational requirements on the insurance holding company and other affiliates of a licensed insurer with the purpose of protecting such insurer from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person of the insurer that identifies the material risks within the insurance holding company system that could pose enterprise risk to the licensed insurer. The Amended Model Act and Regulation must be adopted by the individual states, and specifically the states in which our insurance companies are domiciled, for the new requirements to apply. To date, only three states (Rhode Island, Texas and West Virginia) have enacted legislation adopting the Amended Holding Company Model Act and Regulation. It is not clear if and when other states will adopt these changes; however, the NAIC is seeking to make the amendments part of its accreditation standards for state solvency regulation, which would motivate states to adopt the amendments promptly.

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

Periodic Financial Reporting and Risk-Based Capital. Insurance companies are required to report their financial condition and results of operations in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the NAIC. State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for permissible types and amounts of investments and require minimum capital and surplus levels. These statutory capital and surplus requirements include risk-based capital, or “RBC,” rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared with its total adjusted capital to determine whether regulatory intervention is warranted. As of December 31, 2011, the total adjusted capital of each of AIHL’s insurance subsidiaries exceeded the minimum levels required under RBC rules, and each had excess capacity to write additional premiums in relation to these requirements.

The NAIC annually calculates certain statutory financial ratios for most insurance companies in the United States. These calculations are known as the Insurance Regulatory Information System, or “IRIS,” ratios. There presently are thirteen IRIS ratios, with each ratio having an established “usual range” of results. The IRIS ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio falling outside the usual range is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. The NAIC reports the ratios to state insurance departments who may then contact a company if four or more of its ratios fall outside the NAIC’s usual ranges. Based upon calculations as of December 31, 2011, PCIC had five of its ratios falling outside the NAIC’s usual ranges, with one falling outside the usual range due to PCIC’s underwriting loss in 2011, two falling outside the usual range due to adverse reserve development, one falling outside the usual range due to a decline in gross premiums written by PCIC in 2011 and one falling outside the usual range due to a decline in investment yields.

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

The NAIC has indicated it will consider policy positions regarding the new International Financial Reporting Standard, or “IFRS,” and its inclusion/exclusion from the United States framework of insurance solvency regulation and on the regulatory impacts of non-regulatory uses of statutory financial statements after completion of the IASB/FASB Insurance Contracts project and the SEC has made a decision regarding IFRS as a U.S. accounting standard for public companies. The potential outcomes identified by the NAIC include but are not limited to replacement of SAP with GAAP with statutory adjustments or adoption of IFRS without adjustments. We will continue to monitor these developments and the impact they may have on our insurance operating units.

Legislative and Regulatory Initiatives. As discussed in more detail under “Reinsurance” above, the Terrorism Act established a federal assistance program to help the commercial property and casualty insurance industry cover claims arising from terrorism-related losses and regulates the terms of insurance relating to the terrorism coverage provided by AIHL’s insurance operating units.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the “Dodd-Frank Act,” was enacted in July 2010. The Dodd-Frank Act made extensive changes to the laws regulating financial services firms and requires various federal agencies to adopt a broad range of new implementing rules and regulations. In addition to introducing sweeping reform of the U.S. financial services industry, the Dodd-Frank Act adopts certain changes to U.S. insurance regulation in general, and to non-admitted insurance and reinsurance in particular. The Dodd-Frank Act incorporates the Non-Admitted and Reinsurance Reform Act, or the “NRRA,” which became effective on July 21, 2011. Among other things, the NRRA established national uniform standards on how states may regulate and tax surplus lines insurance (and also sets national standards concerning the regulation of reinsurance). In particular, the NRRA gives regulators in the state where an insurer is domiciled exclusive authority to regulate and tax surplus lines insurance transactions, and regulators in a ceding insurer’s state of domicile are given the sole responsibility for regulating the balance sheet credit that the ceding insurer may take for reinsurance recoverables. At the present time, it is unclear what effect the NRRA changes specific to non-admitted insurance and reinsurance will have on AIHL’s insurance operating units, and there is still significant uncertainty as to how these and other provisions of the Dodd-Frank Act will be implemented in practice.

The Dodd-Frank Act also creates the Federal Insurance Office within the Department of Treasury, which is designed to promote national coordination within the insurance sector and which has the authority, in part, to monitor all aspects of the insurance industry, including identifying issues or gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the U.S. financial system.

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

Employees

AIHL’s insurance operating units employed 744 persons as of December 31, 2011, 361 of whom were at RSUI and its subsidiaries, 230 of whom were at CATA and its subsidiaries, and 153 of whom were at PCC and its subsidiaries. AIHL Re had no employees as of December 31, 2011.

Corporate Activities

Alleghany Properties

Headquartered in Sacramento, California, Alleghany Properties owns and manages properties in Sacramento, California. These properties include primarily improved and unimproved commercial land, as well as residential lots. The majority of these properties are located in the City of Sacramento in the planned community of North Natomas. A considerable amount of development activity had occurred in the North Natomas area from 1998 through 2008, including the construction of more than 13,500 single family homes, 4,000 apartment units, 1.1 million square feet of office buildings and 2.3 million square feet of retail space. Participating in this growth, Alleghany Properties sold over 387 acres of residential land and 92 acres of commercial property through December 31, 2008, when development activity within North Natomas was temporarily halted. The temporary halt in development activity was a result of new Federal Emergency Management Agency flood insurance maps for the area which revoked the area’s previously certified 100-year flood protection. This action will limit development activity until late 2013 when it is anticipated that sufficient progress on the levee improvements will have occurred to restore the 100-year flood protection. As of December 31, 2011, Alleghany Properties owned approximately 320 acres of property in various land use categories ranging from multi-family residential to commercial. In late 2010, Alleghany Properties began making investments in California low income housing tax credit limited liability companies. As of December 31, 2011, Alleghany Properties held investments in three such companies.

Alleghany Capital Partners

Primarily through our indirect, wholly-owned subsidiary, Alleghany Capital Partners, we manage our public equity investments, including those held by our insurance operating units, as well as conduct equity investment and non-insurance acquisition research. Alleghany Capital Partners employed 5 people as of December 31, 2011.

Parent Company Operations

At the parent level, we seek out attractive investment opportunities, including strategic investments in operating companies, delegate responsibilities to competent and motivated managers at the operating business level, define risk parameters, set management goals for our operating businesses, ensure that operating business managers are provided with incentives to meet these goals and monitor their progress. Strategic investments currently include an approximately 33 percent stake in Homesite and an approximately 38 percent stake in ORX. As of December 31, 2011, we had 11 employees at the parent level.

Item 1A. Risk Factors.

We face risks from our property and casualty and surety insurance businesses, our investments in debt and equity securities and our pending merger with Transatlantic. Discussed below are significant risks that our business faces. If any of the events or circumstances described as risks below actually occurs, our business, results of operations or financial condition could be materially and adversely affected. Our businesses may also be adversely affected by risks and uncertainties not currently known to us or that we currently consider immaterial.

Risk Factors Relating to our Operating Units

The reserves for loss and LAE of our insurance operating units are estimates and may not be adequate, which would require our insurance operating units to establish additional reserves. Gross reserves for loss and LAE reported on our balance sheet as of December 31, 2011 were approximately $2.3 billion. These loss and LAE reserves reflect our best estimates of the cost of settling all claims and related expenses with respect to insured events that have occurred. Reserves do not represent an exact calculation of liability, but rather an estimate of what management expects the ultimate settlement and claims administration will cost for claims that have occurred, whether known or unknown. These reserve estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances currently known and assumptions about anticipated loss emergence patterns, including expected future trends in claims severity and frequency, inflation, judicial theories of liability, reinsurance coverage, legislative changes and other factors.

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

In the past few years, our insurance operating units have faced increasing competition as a result of an increased flow of capital into the insurance industry, with both new entrants and existing insurers seeking to gain market share. This has resulted in decreased premium rates and less favorable contract terms and conditions. In particular, RSUI and CATA’s specialty lines of business have increasingly encountered competition from standard market companies seeking to increase market share. We expect to continue to face strong competition in these and the other lines of business of our insurance operating units, and our insurance operating units may experience decreases in premium rates and/or premium volume and less favorable contract terms and conditions.

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

Because our insurance operating units are property and casualty insurers, we face losses from natural and human-made catastrophes. Property and casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses, or the absence thereof, have had a significant impact on our results. For example, RSUI’s pre-tax catastrophe losses, net of reinsurance, were $74.3 million in 2011, $31.0 million in 2010, $6.7 million in 2009 and $97.9 million in 2008. Catastrophe losses in 2011 primarily reflect net losses from severe weather, particularly tornados, in the southeastern and midwestern U.S. in April and May 2011, as well as from Hurricane Irene, which affected the east coast of the U.S. in August 2011. Catastrophe losses in 2011 also include assumed catastrophe losses from international insurance carriers. Catastrophe losses in 2008 primarily reflect net losses from 2008 third quarter Hurricanes Ike, Gustav and Dolly. Several states, or underwriting organizations of which our insurance operating units are required to be members, may increase their mandatory assessments as a result of catastrophes and other events, and we may not be able to fully recoup these increased costs.

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

With respect to terrorism, to the extent that reinsurers have excluded coverage for certain terrorist acts or have priced this coverage at rates that are not practical, our insurance operating units, particularly RSUI, would not have reinsurance protection and would be exposed to potential losses as a result of any terrorist acts. To the extent an act of terrorism is certified by the U.S. Secretary of the Treasury, we may be covered under the Terrorism Act. Information regarding the Terrorism Act and its impact on our insurance operating units can be found on pages 24 and 25 of this Form 10-K Report.

We cannot guarantee that the reinsurers used by our insurance operating units will pay in a timely fashion, if at all, and, as a result, we could experience losses even if reinsured. As part of their overall risk and capacity management strategy, our insurance operating units purchase reinsurance by transferring, or ceding, part of the risk that they have underwritten to a reinsurance company in exchange for part of the premium received by our insurance operating units in connection with that risk. Although reinsurance makes the reinsurer liable to our insurance operating units to the extent the risk is transferred or ceded to the reinsurer, it does not relieve our insurance operating units of their liability to their policyholders. Reinsurers may not pay the reinsurance recoverables that they owe to our insurance operating units or they may not pay these recoverables on a timely basis. This risk may increase significantly if these reinsurers experience financial difficulties as a result of catastrophes and other events. Underwriting results and investment returns of some of the reinsurers used by our insurance operating units may affect their future ability to pay claims. Accordingly, we bear credit risk with respect to our insurance operating units’ reinsurers, and if they fail to pay, our financial results would be adversely affected. As of December 31, 2011, the amount due from reinsurers reported on our balance sheet was $0.9 billion, with approximately $0.8 billion attributable to RSUI’s reinsurers.

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

In recent years, the state insurance regulatory framework has come under increased scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. On the federal level, the Dodd-Frank Act, enacted in July 2010, mandated significant changes to the regulation of U.S. insurance effective as of July 21, 2011. We cannot predict the requirements of the regulations ultimately adopted under the Dodd-Frank Act or the impact such regulation will have on our business. These regulations, and any proposed or future state or federal legislation or NAIC initiatives, if adopted, may be more restrictive on the ability of our insurance operating units to conduct business than current regulatory requirements or may result in higher costs.

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

These laws may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of control of us through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

Legislative and judicial changes may have an effect on workers’ compensation claims in California. Benefit rights under workers’ compensation laws in California continue to be subject to judicial decisions and legislative changes that may increase amounts payable by all workers’ compensation insurers, including PCC.

Risk Factors Relating to our Investments and Assets

A substantial amount of our assets is invested in debt securities and is subject to market fluctuations. A substantial portion of our investment portfolio consists of debt securities. As of December 31, 2011, our investment in debt securities was approximately $2.7 billion, or 55.5 percent of our total investment portfolio. The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. A rise in interest rates would decrease the net unrealized gain position of our investment portfolio and potentially produce a net unrealized loss position, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would increase the net unrealized gain position of our investment portfolio, offset by lower rates of return on funds reinvested. Based upon the composition and duration of our investment portfolio as of December 31, 2011, a 100 basis point increase in interest rates would result in an approximate $110.6 million decrease in the fair value of our debt security investments. In addition, some debt securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk, or the risk that principal will be returned more rapidly or slowly than expected, as a result of interest rate fluctuations.

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

We invest some of our assets in equity securities, which are subject to fluctuations in market value. We invest a portion of our investment portfolio in equity securities which are subject to fluctuations in market value. As of December 31, 2011, our investments in equity securities had a fair market value of approximately $0.9 billion, which represented 18.0 percent of our investment portfolio. We hold our equity securities as available for sale, and any changes in the fair value of these securities, net of tax, would be reflected in our accumulated other comprehensive income as a component of stockholders’ equity. If a decline in the value of a particular equity security is deemed to be temporary, we record the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, we write its cost-basis down to the fair value of the investment and record an other-than-temporary impairment loss on our statement of earnings, which may be material to our operating results, regardless of whether we continue to hold the equity security. A severe and/or prolonged downturn in equity markets could give rise to significant impairment charges.

In 2011, we recorded $3.1 million of other-than-temporary impairment losses on equity securities, primarily based on the severity of the declines in fair value of such securities relative to their cost as of the balance sheet date. In 2010 and 2009, we recorded $11.1 million and $57.6 million, respectively, of other-than-temporary impairment losses on equity securities, which were primarily based on the severity of the declines in fair value of such securities relative to their cost as of the balance sheet date. The severe decline in 2009 was primarily related to a significant deterioration of U.S. equity market conditions during the latter part of 2008 and the first quarter of 2009, which abated somewhat during the remainder of 2009. If U.S. equity market conditions deteriorate in 2012, we may be required to record additional other-than-temporary impairment losses, which could have a material and adverse impact on our results of operations.

As of December 31, 2011, our energy sector equity security holdings had an aggregate fair market value of $573.3 million, which represented 65.8 percent of our equity portfolio. This investment concentration may lead to higher levels of short-term price volatility and variability in the level of unrealized investment gains or losses.

If our business does not perform well, we may be required to recognize an impairment of our goodwill or other long-lived assets or to establish a valuation allowance against the deferred income tax asset, which could adversely affect our results of operations or financial condition. Goodwill represents the excess of the amount we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the operating unit to which the goodwill relates. The fair value of the operating unit is impacted by the performance of the business. The performance of our businesses may be adversely impacted by prolonged market declines. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net earnings. Such write-downs could have a material adverse effect on our results of operations or financial position. A decrease in the expected future earnings of RSUI and CATA could lead to an impairment of some or all of the goodwill associated with such operating units in future periods. The goodwill associated with PCC was fully written down in 2008.

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

Risks Relating to our potential Merger with Transatlantic

Although we expect to realize certain benefits as a result of the merger, there is the possibility that following the merger, we may be unable to integrate successfully the businesses of Alleghany and Transatlantic in order to realize the anticipated benefits of the merger or do so within the intended timeframe. The merger involves Transatlantic being operated as our wholly owned subsidiary. We will be required to devote significant management attention and resources to integrating the business practices and operations of Transatlantic with Alleghany. Due to legal restrictions, we and Transatlantic have been able to conduct limited planning regarding the integration of Transatlantic into us after completion of the merger and have not yet determined the exact nature of how the businesses and operations of Transatlantic will be run following the merger. Potential difficulties we may encounter as part of the integration process include the following:

•	the consequences of a change in tax treatment, including the costs of integration and compliance and the possibility that the full benefits anticipated to result from the merger will not be realized;

•	any delay in the integration of management teams, strategies, operations, products and services;

•	diversion of the attention of each company’s management as a result of the merger;

•	differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;

•	the ability to retain key employees;

•	the ability to create and enforce uniform standards, controls, procedures, policies and information systems;

•

complexities associated with managing Transatlantic as a subsidiary of Alleghany, including the challenge of integrating complex systems, technology, networks and other assets of Transatlantic into those of Alleghany in a seamless manner that minimizes any adverse impact on customers, suppliers, brokers, employees and other constituencies;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the merger, including one-time cash costs to integrate Transatlantic beyond current estimates; and

•

the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect each company’s ability to maintain relationships with customers, suppliers, brokers, employees and other constituencies or Alleghany’s ability to achieve the anticipated benefits of the merger or could reduce each company’s earnings or otherwise adversely affect our business and financial results after the merger.

Our results after the merger may suffer if we do not effectively manage our expanded operations following the merger. Following the merger, the size of our business will increase significantly beyond the current size of our existing business. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new global operations and associated increased costs and complexity. There can be no assurances that we will be successful after completion of the merger or that we will realize the expected benefits currently anticipated from the merger.

We are expected to incur substantial expenses related to the merger. Although we have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of the expenses. Moreover, many of our expenses related to the merger that will be incurred are, by their nature, difficult to estimate accurately.

The occurrence of severe catastrophic events may cause our financial results after completion of the merger to be volatile and may affect our financial results after completion of the merger differently than such an event would have affected our financial results prior to the merger. Because we expect that we will, after completion of the merger, among other things, underwrite property catastrophe insurance and reinsurance and have large aggregate exposures to natural and man-made disasters, management expects that our loss experience generally will include infrequent events of great severity. Consequently, the occurrence of losses from catastrophic events is likely to cause substantial volatility in our financial results after completion of the merger. In addition, because catastrophes are an inherent risk of our business after completion of the merger, a major event or series of events can be expected to occur from time to time and to have a material adverse effect on our financial condition and results of operations, possibly to the extent of eliminating our stockholders’ equity. Upon completion of the merger, our exposure to natural and man-made disasters will be different from our exposure prior to the merger.

Item 1B.  Unresolved Staff Comments.

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.

Item 3.  Legal Proceedings.

Our subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each subsidiary makes provision on its books, in accordance with GAAP, for estimated losses to be incurred in connection with such litigation and claims, including legal costs. In the opinion of management, this provision is adequate under GAAP as of December 31, 2011.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information, Holders and Dividends

As of December 31, 2011, there were 943 holders of record of our common stock. The following table indicates quarterly high and low prices of our common stock on the New York Stock Exchange in 2011 and 2010. Our ticker symbol is Y.

	2011		2010
Quarter Ended	High	Low	High	Low
March 31	$333.50	$298.09	$296.91	$246.20
June 30	337.36	324.20	301.79	272.34
September 30	334.83	279.88	304.90	298.92
December 31	321.57	277.15	304.90	298.92

In 2011 and 2010, our Board of Directors declared, as our dividend on our common stock for each such year, a stock dividend consisting of one share of our common stock for every 50 shares outstanding. In light of the pending merger with Transatlantic, our Board of Directors determined not to declare a stock dividend for 2012.

Purchases of Equity Securities by Us

The following table summarizes our common stock repurchases for the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	121,281	$293.76
November 1 to November 30	26,390	$314.06
December 1 to December 31	—	$—

Total	147,671	$297.39	147,671	$—

(1)	All shares represent shares repurchased pursuant to authorization of the Board of Directors. In July 2010, our Board of Directors authorized the repurchase of additional shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million, upon such full utilization. Such share repurchase program was terminated upon our entry into the merger agreement with Transatlantic in November 2011.

PERFORMANCE GRAPH

The following graph compares for the years 2007 through 2011 the cumulative total stockholder return on our common stock, the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500”), and the cumulative total return on the Standard & Poor’s 500 Property and Casualty Insurance Index (the “P&C Index”). The graph shows the value as of December 31 of each such year of $100 invested on December 31, 2006 in our common stock, the S&P 500 and the P&C Index.

Company/Index	Base Period 12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Alleghany	100	112.77	80.69	80.55	91.21	86.63
S&P 500	100	105.49	66.46	84.05	96.71	98.76
P&C Index	100	86.04	60.73	68.23	74.33	74.14

This performance graph is based on the following assumptions: (i) cash dividends are reinvested on the ex-dividend date in respect of such dividend; and (ii) the two-percent stock dividends we have paid in each of the years 2007 through 2011 are included in the cumulative total stockholder return on our common stock.

Item 6. Selected Financial Data.

Alleghany Corporation and Subsidiaries*

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except for per share and share amounts)
Operating Data
Revenues from continuing operations	$981.8	$985.4	$1,184.4	$989.1	$1,228.6

Earnings from continuing operations	$143.3	$198.5	$271.0	$40.6	$287.6
Earnings from discontinued operations	—	—	—	107.4	11.5

Net earnings	$143.3	$198.5	$271.0	$148.0	$299.1

Basic earnings per share of common stock**
Continuing operations	$16.26	$21.85	$29.25	$2.65	$30.66
Discontinued operations	—	—	—	12.18	1.30

Net earnings	$16.26	$21.85	$29.25	$14.83	$31.96

Average number of shares of common stock**	8,807,487	9,081,535	9,055,920	8,822,449	8,818,589

	Years Ended December 31,
	2011	2010	2009	2008	2007
Balance Sheet
Total assets	$6,478.1	$6,431.7	$6,192.8	$6,181.8	$6,942.1

Debt	$299.0	$298.9	$—	$—	$—

Common stockholders’ equity	$2,925.7	$2,908.9	$2,717.5	$2,347.3	$2,484.8

Common stockholders’ equity per share of common stock**	$342.12	$325.31	$294.79	$267.37	$281.36

*	On July 18, 2007, we acquired PCC. We sold Darwin on October 20, 2008. Darwin has been reclassified as discontinued operations for the two years ended 2008 and discontinued operations, net of minority interest expense, includes the gain on disposition in 2008.

**	Amounts have been adjusted for subsequent common stock dividends.

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations.

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

•	significant weather-related or other natural or human-made catastrophes and disasters;

•	the cyclical nature of the property and casualty insurance industry;

•	changes in market prices of our significant equity investments and changes in value of our debt securities portfolio;

•	adverse loss development for events insured by our insurance operating units in either the current year or prior year;

•	the long-tail and potentially volatile nature of certain casualty lines of business written by our insurance operating units;

•	the cost and availability of reinsurance;

•	exposure to terrorist acts;

•	the willingness and ability of our insurance operating units’ reinsurers to pay reinsurance recoverables owed to our insurance operating units;

•	changes in the ratings assigned to our insurance operating units;

•	claims development and the process of estimating reserves;

•	legal and regulatory changes, including the new federal financial regulatory reform of the insurance industry mandated by the Dodd-Frank Act;

•	the uncertain nature of damage theories and loss amounts; and

•	increases in the levels of risk retention by our insurance operating units.

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

As noted above, as of any balance sheet date, not all claims that have occurred have been reported to our insurance operating units, and if reported may not have been settled. The time period between the occurrence of a loss and the time it is settled by the insurer is referred to as the “claim tail.” Property claims usually have a fairly short claim tail and, absent claim litigation, are reported and settled within no more than a few years of the date they occur. For short-tail lines, loss reserves consist primarily of reserves for reported claims. The process of recording quarterly and annual liabilities for unpaid loss and LAE for short-tail lines is primarily focused on maintaining an appropriate reserve level for reported claims and IBNR, rather than determining an expected loss ratio for the current business. Specifically, we assess the reserve adequacy of IBNR in light of such factors as the current levels of reserves for reported claims and expectations with respect to reporting lags, historical data, legal developments, and economic conditions, including the effects of inflation. As of December 31, 2011, the amount of IBNR for short-tail claims represented approximately 1.3 percent, or $29.7 million, of our total gross loss and LAE liabilities of $2.3 billion. In conformity with GAAP, our insurance operating units are not permitted to establish IBNR reserves for catastrophe losses that have not occurred. Therefore, losses related to a significant catastrophe, or accumulation of catastrophes, in any reporting period could have a material, negative impact on our results during that period.

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

Although we are unable at this time to determine whether additional reserves, which could have a material impact upon our financial condition, results of operations, and cash flows, may be necessary in the future, we believe that the reserves for unpaid loss and LAE established by our insurance operating units are adequate as of December 31, 2011.

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

Each of the above actuarial assumptions may also incorporate data from the insurance industry as a whole, or peer companies writing substantially similar insurance coverages, in the absence of sufficiently credible internally-derived historical information. Data from external sources may be used to set expectations, as well as assumptions regarding loss frequency or severity relative to an exposure unit or claim, among other actuarial parameters. Assumptions regarding the application or composition of peer group or industry reserving parameters require substantial judgment. The use of data from external sources was most significant for PCC as of December 31, 2011.

Sensitivity. Loss frequency and severity are measures of loss activity that are considered in determining the key assumptions described above. Loss frequency is a measure of the number of claims per unit of insured exposure, and loss severity is a measure of the average size of claims. Factors affecting loss frequency include the effectiveness of loss controls and safety programs and changes in economic conditions or weather patterns. Factors affecting loss severity include changes in policy limits, retentions, rate of inflation and judicial interpretations. Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to our insurance operating units. The length of the loss reporting lag affects our ability to accurately predict loss frequency (loss frequencies are more predictable for lines with short reporting lags), as well as the amount of reserves needed for IBNR. If the actual level of loss frequency and severity is higher or lower than expected, the ultimate losses will be different than management’s estimates. A small percentage change in an estimate can result in a material effect on our reported earnings. The following table reflects the impact of changes, which could be favorable or unfavorable, in frequency and severity on our loss estimates for claims occurring in 2011 (dollars in millions):

	Frequency
Severity	1.0%	5.0%	10.0%
1.0%	$8.8	$26.5	$48.6
5.0%	$26.5	$44.9	$67.9
10.0%	$48.6	$67.9	$92.0

Our net reserves for loss and LAE of $1.5 billion as of December 31, 2011 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. We believe the above analysis provides a reasonable benchmark for sensitivity as we believe it is within historical variation for our reserves. Currently, none of the scenarios is believed to be more likely than the other. See Note 1(j) and Note 6 to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report for additional information on our loss and LAE.

Prior Year Development. Our insurance operating units continually evaluate the potential for changes, both positive and negative, in their estimates of their loss and LAE liabilities and use the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for unpaid loss and LAE established in prior years, these liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. Each of RSUI, CATA and PCC adjusted its prior year loss and LAE reserve estimate during 2011 and 2010 based on current information that differed from previous assumptions made at the time such loss and LAE reserves were previously estimated. These reserve (decreases) increases to prior year net reserves are summarized as follows (in millions):

	2011	2010
RSUI:
Net casualty reserve (releases)	$(56.2)	$(33.9)
Property and other, net	(3.3)	(9.3)

	$(59.5)	$(43.2)
CATA:
Net insurance reserve increases (releases)	$5.0	$(0.4)
Reinsurance assumed reserve release	—	(3.5)

	$5.0	$(3.9)
PCC:
Net workers’ compensation increases	$28.4	$12.5
All other, net	0.3	0.9

	$28.7	$13.4
Total incurred related to prior years	$(25.8)	$(33.7)

The more significant prior year adjustments affecting 2011 and 2010 are summarized as follows:

•	For RSUI, loss and LAE for 2011 reflect a net $56.2 million release of prior accident year casualty loss reserves, compared with a net $33.9 million release of prior accident year casualty loss reserves during 2010. The $56.2 million release relates primarily to the umbrella/excess, general liability and professional liability lines of business, primarily for the 2003 through 2008 accident years, and reflects favorable loss emergence, compared with loss emergence patterns assumed in earlier periods for such lines of business. Specifically, cumulative losses for such lines of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be higher through the balance sheet date than the actual cumulative losses through that date. The amount of lower cumulative losses, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 2.3 percent. Such reduction did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for its general liability and professional liability lines of business earned in 2011. Such reserve releases were partially offset by an increase in loss reserves in the D&O liability line of business in the 2011 third quarter, primarily reflecting adverse legal developments associated with a large claim from the 2007 accident year. Such increase did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for its D&O liability line of business earned in 2011.

For RSUI, the $33.9 million net release of prior accident year casualty loss reserves in 2010 consisted of a $41.4 million reserve release, partially offset by a $7.5 million reserve increase. The $41.4 million reserve release relates primarily to the general liability and professional liability lines of business primarily for the 2003 through 2007 accident years and reflects favorable loss emergence, compared with loss emergence patterns assumed in earlier periods for such lines of business. The $7.5 million reserve increase in loss reserves related to an increase in estimated ultimate 2007 accident year losses for the D&O liability line of business, reflecting, in part, unfavorable loss emergence on certain sub-prime mortgage industry claims.

•	For RSUI, loss and LAE for 2011 and 2010 also include a net $3.3 million and $9.3 million release of prior accident year loss reserves, respectively, primarily related to a re-estimation of case and IBNR reserves in the property line of business. For 2011, the net $3.3 million reserve release primarily reflects significant net reserve releases in non-catastrophe property reserves and unallocated LAE, partially offset by reserve increases related to prior year catastrophes. For 2010, the net $9.3 million reserve release primarily reflects significant net reserve releases in non-catastrophe property reserves, partially offset by a $16.3 million reserve increase related to prior year catastrophes. Of the $16.3 million, $5.3 million was recorded in the 2010 second quarter and related to the third quarter 2008 hurricanes, and $11.0 million was recorded throughout 2010 and related to the third quarter 2005 hurricanes.

•	For CATA, loss and LAE for 2011 reflect a net $5.0 million increase of prior accident year loss reserves (related primarily to the casualty lines of business), compared with a $0.4 million release of prior accident year loss reserves during 2010 (related primarily to the surety lines of business). The $5.0 million net reserve increase consists of a $14.6 million increase in reserves related to certain specialty property and casualty classes of business through a program administrator in connection with a program where notice of termination of such program has been given (“Terminated Program Business”), partially offset by a $9.6 million of net reserve release in certain of CATA’s casualty lines of business. The reserve increase in the Terminated Program Business reflects unfavorable loss emergence, primarily in the 2009 and 2010 accident years, compared with loss emergence patterns assumed in earlier periods for such business. The net $5.0 million increase of prior accident year loss reserves did not impact the assumptions used in estimating CATA’s loss and LAE liabilities for business earned in 2011.

•	For CATA, loss and LAE for 2010 reflect a $3.5 million reserve release reflecting favorable loss emergence for asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976, based on a reserve study that was completed in the 2010 second quarter.

•	For PCC, loss and LAE for 2011 reflect a $28.4 million increase of prior accident year workers’ compensation loss reserves, compared with a $12.5 million reserve increase of prior accident year workers’ compensation loss reserves during 2010. Of the $28.4 million increase, $15.0 million was recorded in the 2011 second quarter and $13.4 million was recorded in the 2011 fourth quarter, as follows (in millions):

	Three months ended:		Twelve months ended December 31, 2011
	June 30, 2011	December 31, 2011
Adverse claims emergence	$10.0	$4.2	$14.2
Increases in allocated LAE	3.0	6.4	9.4
Increases in unallocated LAE	—	2.8	2.8
Decrease in ceded loss and LAE reserves	2.0	—	2.0

	$15.0	$13.4	$28.4

PCC’s adverse claims emergence related to an unanticipated increase in medical claims emergence and an absence of anticipated favorable indemnity claims emergence. PCC had anticipated favorable indemnity claims emergence based upon prior claims development experience which indicated that injured workers would be returning to work, curtailing lost wage costs. PCC believes the weak California employment environment has hindered the ability of injured workers to return to work and indirectly influenced indemnity claims. Increases in allocated and unallocated LAE reserves primarily reflect increased use of outside counsel to assist in the settlement process and higher litigation costs caused by recent Workers’ Compensation Appeals Board decisions. The decrease in ceded loss and LAE reserves was based on a second quarter 2011 review of reinsurance coverage estimates, which also resulted in a $1.1 million decrease in ceded premiums earned, thereby increasing net premiums earned in the 2011 second quarter.

For PCC, the $12.5 million increase in loss and LAE for 2010 relates primarily to a decrease in ceded loss and LAE reserves based on a fourth quarter 2010 review of reinsurance coverage estimates, and to a lesser extent, an increase in unallocated LAE reserves, which also resulted in a $5.0 million decrease in ceded premiums earned, thereby increasing net premiums earned in 2010.

Asbestos and Environmental Impairment Reserves. Our reserve for unpaid loss and LAE includes $13.7 million of gross and net reserves as of December 31, 2011 for asbestos and environmental impairment claims that arose from reinsurance of certain general liability and commercial multiple peril coverages assumed by Capitol Indemnity between 1969 and 1976. Reserves for asbestos and environmental impairment claims cannot be estimated with traditional loss reserving techniques because of uncertainties that are greater than those associated with other types of claims. Factors contributing to these uncertainties include a lack of historical data, the significant periods of time that often elapse between the occurrence of an insured loss and the reporting of that loss to the ceding company and the reinsurer, uncertainty as to the number and identity of insureds with potential exposure to these risks, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability. Loss reserve estimates for these asbestos and environmental impairment exposures include case reserves, which also reflect reserves for legal and other LAE and IBNR reserves. IBNR reserves are determined based upon CATA’s historic general liability exposure base and policy language, asbestos liability law, judicial settlements of asbestos liabilities, previous environmental impairment loss experience, the assessment of current trends of environmental law and environmental cleanup costs.

For both asbestos and environmental impairment reinsurance claims, CATA establishes case reserves by receiving case reserve amounts from its ceding companies and verifies these amounts against reinsurance contract terms, analyzing from the first dollar of loss incurred by the primary insurer. In establishing the liability for asbestos and environmental impairment claims, CATA considers facts currently known and the current state of the applicable law and coverage litigation. Additionally, ceding companies often report potential losses on a precautionary basis to protect their rights under the reinsurance arrangement, which generally calls for prompt notice to the reinsurer. Ceding companies, at the time they report potential losses, advise CATA of the ceding companies’ current estimate of the extent of the loss. CATA’s claims department reviews each of the precautionary claims notices and, based upon current information, assesses the likelihood of loss to CATA. This assessment is one of the factors used in determining the adequacy of the recorded asbestos and environmental impairment reserves. Although we are unable at this time to determine whether additional reserves, which could have a material impact upon our results of operations, may be necessary in the future, we believe that CATA’s asbestos and environmental impairment reserves are adequate as of December 31, 2011. Additional information regarding asbestos and environmental impairment claims can be found on pages 21 and 22 this Form 10-K Report.

Reinsurance. Recoverables recorded with respect to claims ceded by our insurance operating units to reinsurers under reinsurance contracts are predicated in large part on the estimates for unpaid losses and, therefore, are also subject to a significant degree of uncertainty. In addition to the factors cited above, reinsurance recoverables may prove uncollectible if the reinsurer is unable to perform under the contract. Reinsurance contracts purchased by our insurance operating units do not relieve them of their obligations to their own policyholders. Additional information regarding the use of, and risks related to, the use of reinsurance by our insurance operating units can be found on pages 23 through 25 and page 33 of this Form 10-K Report. Also see Note 1(e) and Note 5 to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report for additional information on our reinsurance recoverables.

Investments Impairment

We hold our equity and debt securities as available-for-sale, and as such, these securities are recorded at fair value. We continually monitor the difference between cost and the estimated fair value of our investments, which involves uncertainty as to whether declines in value are temporary in nature. If a decline in the value of a particular investment is deemed temporary, we record the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, we write its cost-basis down to the fair value of the investment and record an other-than-temporary impairment loss on our statement of earnings, regardless of whether we continue to hold the applicable security. In addition, under GAAP, any portion of such decline that relates to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income.

Management’s assessment of a decline in value initially involves an evaluation of all securities that are in an unrealized loss position, regardless of the duration or severity of the loss, as of the applicable balance sheet date. Such initial review consists primarily of assessing whether:

(i)	there has been a negative news event with respect to the issuer of any such security that could indicate the existence of an other-than-temporary impairment;

(ii)	we have the ability and intent to hold an equity security for a period of time sufficient to allow for an anticipated recovery (generally considered to be less than one year from the balance sheet date); and

(iii)	it is more likely than not that we will sell a debt security before recovery of its amortized cost basis.

To the extent that an equity security in an unrealized loss position is not impaired based on the initial review described above, we then further evaluate such equity security and deem it to be other-than-temporarily impaired if its decline in fair value has existed for twelve months or more or if its decline in fair value from its cost is greater than 50 percent, absent compelling evidence to the contrary.

We then evaluate all remaining equity securities that are in an unrealized loss position the cost of which:

(i)	exceeds their fair value by 20 percent or more as of the balance sheet date; or

(ii)	has exceeded fair value continuously for six (6) months or more preceding the balance sheet date.

This evaluation takes into account quantitative and qualitative factors in determining whether such securities are other-than-temporarily impaired including:

(i)	market valuation metrics associated with the equity security (e.g., dividend yield and price-to-earnings ratio);

(ii)	current views on the equity security, as expressed by either our internal stock analysts and/or by independent stock analysts or rating agencies; and

(iii)	discrete credit or news events associated with a specific company, such as negative news releases and rating agency downgrades with respect to the issuer of the investment.

To the extent that a debt security that is in an unrealized loss position is not impaired based on the initial review described above, and absent an intent to sell, we will consider a debt security to be impaired when we believe it to be probable that we will not be able to collect all amounts due under the security’s contractual terms.

We may ultimately record a realized loss after having originally concluded that the decline in value was temporary. Risks and uncertainties are inherent in the methodology we use to assess other-than-temporary declines in value. Risks and uncertainties could include, but are not limited to, incorrect assumptions about financial condition, liquidity or future prospects, inadequacy of any underlying collateral, and unfavorable changes in economic conditions or social trends, interest rates or credit ratings.

See Note 1(b) and Note 3 to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report for additional information on our investments and investment impairments.

Goodwill and Other Intangible Assets

Our consolidated balance sheet as of December 31, 2011 includes goodwill and other intangible assets, net of amortization, of $139.0 million, and related to RSUI and CATA. This amount has been recorded as a result of business acquisitions. Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Goodwill and other intangible assets deemed to have an indefinite useful life are tested annually in the fourth quarter of every calendar year for impairment and at such other times upon the occurrence of certain events. We also evaluate goodwill and other intangible assets whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. A significant amount of judgment is required in performing goodwill and other intangible asset impairment tests. These tests include estimating the fair value of our operating units and other intangible assets. With respect to goodwill, we compare the estimated fair value of our operating units with their respective carrying amounts including goodwill. Under GAAP, fair value refers to the amount for which the entire operating unit may be bought or sold. Our methods for estimating operating unit values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. All of these methods involve significant estimates and assumptions.

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

See Note 1(h), Note 1(o) and Note 4 to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report for additional information on our goodwill and other intangible assets.

Deferred Taxes

We file a consolidated federal income tax return with our subsidiaries. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2011, a net deferred tax asset of $81.0 million was recorded, which included a valuation allowance of $15.2 million for certain deferred state tax assets which we believe may not be realized. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. This determination is based upon a review of anticipated future earnings as well as all available evidence, both positive and negative.

See Note 1(i) and Note 8 to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report for additional information on our deferred taxes.

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

Consolidated Results of Operations

Overview

We are engaged, through AIHL and its subsidiaries, primarily in the property and casualty and surety insurance business. We also own and manage land in the Sacramento, California region through our subsidiary Alleghany Properties and seek out strategic investments and conduct other activities at the parent level. Primarily through our wholly-owned subsidiary, Alleghany Capital Partners, we manage our public equity investments, including those held by our insurance operating units, as well as conduct equity investment and non-insurance acquisition research. Strategic investments currently include an approximately 33 percent stake in Homesite, a national, full-service, mono-line provider of homeowners insurance, and an approximately 38 percent stake in ORX, a regional gas and oil exploration and production company. Our primary sources of revenues and earnings are our insurance operations and investments.

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

Catastrophe losses, or the absence thereof, have had a significant impact on our results. For example, RSUI’s pre-tax catastrophe losses, net of reinsurance, were $74.3 million in 2011, $31.0 million in 2010, $6.7 million in 2009 and $97.9 million in 2008. Catastrophe losses in 2011 primarily reflect net losses from severe weather, particularly tornados, in the southeastern and midwestern U.S. in April and May 2011, as well as from Hurricane Irene, which affected the east coast of the U.S. in August 2011. Catastrophe losses in 2011 also include assumed catastrophe losses from international insurance carriers. Catastrophe losses in 2008 primarily reflect net losses from 2008 third quarter Hurricanes Ike, Gustav and Dolly. The incidence and severity of catastrophes in any short period of time are inherently unpredictable. Catastrophes can cause losses in a variety of our property and casualty lines of business, and most of our past catastrophe-related claims have resulted from severe hurricanes. Longer-term natural catastrophe trends may be changing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, sea, land and air temperatures, sea levels, rain and snow. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events such as hurricanes. To the extent climate change increases the frequency and severity of such weather events, our insurance operating units, particularly RSUI, may face increased claims, particularly with respect to properties located in coastal areas. Our insurance operating units take certain measures to mitigate against the frequency and severity of such events by giving consideration to these risks in their underwriting and pricing decisions and through the purchase of reinsurance.

As of December 31, 2011, we had consolidated total investments of approximately $4.8 billion, of which $2.7 billion was invested in debt securities and $0.9 billion was invested in equity securities, $1.1 billion was invested in short-term investments and $0.1 billion was invested in other invested assets. Net realized capital gains, other-than-temporary impairment losses and net investment income related to such investment assets are subject to market conditions and management investment decisions and as a result can have a significant impact on our results. Net realized capital gains were $127.1 million in 2011, compared with $97.4 million in 2010 and $320.4 million in 2009, and other-than-temporary impairment losses were $3.6 million in 2011, compared with $12.3 million in 2010 and $85.9 million in 2009.

The profitability of our insurance operating units is also impacted by competition generally and price competition in particular. Historically, the performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity followed by periods of high premium rates and shortages of underwriting capacity. Although an individual insurance company’s performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern. In the past few years, our insurance operating units have faced increasing competition as a result of an increased flow of capital into the insurance industry, with both new entrants and existing insurers seeking to gain market share. This resulted in decreased premium rates and less favorable contract terms and conditions. In particular, RSUI and CATA’s specialty lines of business increasingly encountered competition from the standard market. Although we continue to see a competitive property and casualty insurance market, we continue to be cautiously optimistic about the prospect for improvements, particularly in property insurance and workers’ compensation pricing.

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

The following table summarizes our consolidated revenues, costs and expenses and earnings.

	2011	2010	2009
	(in millions)
Revenues
Net premiums earned	$747.6	$768.1	$845.0
Net investment income	108.9	125.0	101.9
Net realized capital gains	127.1	97.4	320.4
Other than temporary impairment losses	(3.6)	(12.3)	(85.9)
Other income	1.8	7.2	3.0

Total revenues	$981.8	$985.4	$1,184.4

Costs and expenses
Loss and loss adjustment expenses	$430.0	$377.9	$442.1
Commissions, brokerage and other underwriting expenses	268.1	259.3	273.7
Other operating expenses	34.5	37.2	45.6
Corporate administration	41.0	28.9	26.9
Interest expense	17.4	4.7	0.7

Total costs and expenses	$791.0	$708.0	$789.0

Earnings before income taxes	$190.8	$277.4	$395.4
Income taxes	47.5	78.9	124.4

Net earnings	$143.3	$198.5	$271.0

Revenues:
AIHL	$941.8	$978.2	$996.9
Corporate activities*	40.0	7.2	187.5
Earnings (loss) before income taxes:
AIHL	$214.0	$306.6	$237.6
Corporate activities*	(23.2)	(29.2)	157.8

*	Corporate activities consist of Alleghany Properties, our investments in Homesite and ORX and corporate activities at the parent level.

Our earnings before income taxes in 2011 decreased from 2010, primarily reflecting higher loss and LAE, lower net premiums earned and lower net investment income, partially offset by higher net realized capital gains. The increase in loss and LAE primarily reflects a $28.4 million increase in PCC’s prior year reserves and higher catastrophe and other large property losses at RSUI in the 2011 period, partially offset by a higher net release of prior year casualty reserves by RSUI. The decrease in net premiums earned reflects the impact of continuing competition at CATA, as well as a reduction in net premiums written in certain specialty classes of business by CATA. The decrease in net investment income is due primarily to an increase in catastrophe losses related to our investment in Homesite, partially offset by higher dividend income.

Our earnings before income taxes in 2010 decreased from 2009, primarily reflecting lower net realized capital gains and, to a lesser extent, a decline in net premiums earned, partially offset by lower other-than-temporary impairment losses and loss and LAE. The decrease in net realized capital gains primarily reflects the absence of sales of common stock of Burlington Northern Santa Fe Corporation, or “Burlington Northern,” in 2010, which were significant in 2009. The decrease in net premiums earned and loss and LAE in 2010 compared with 2009 reflects the impact of continuing competition at RSUI, as well as PCC’s determination in June 2009 to cease soliciting new and renewal business on a direct basis commencing August 1, 2009. The decrease in other-than-temporary impairment losses was due to improvements in U.S. equity market conditions since the 2009 first quarter when we incurred substantial losses primarily related to a significant deterioration of U.S. equity and, to a lesser extent, residential housing market conditions.

The effective income tax rate on earnings before income taxes was 24.9 percent in 2011, 28.4 percent in 2010 and 31.5 percent in 2009. The lower effective tax rate in 2011 primarily reflects the impact of higher dividends received deductions and lower pre-tax earnings in 2011, partially offset by the absence of a foreign tax benefit which was significant in 2010. The lower effective income tax rate in 2010 compared with 2009 primarily reflects the recognition of a permanent tax benefit in the 2010 first quarter. This permanent tax benefit related to a finalization of our unused foreign tax credits arising from our prior ownership of World Minerals, Inc. which was sold on July 14, 2005. The lower effective income tax rate in 2010 compared with 2009 also reflects increased tax benefits associated with dividends and tax-exempt income.

AIHL Operating Results

AIHL Operating Unit Pre-Tax Results

	RSUI	CATA	PCC	AIHL
	(in millions, except ratios)
2011
Gross premiums written	$986.5	$150.4	$4.1	$1,141.0
Net premiums written	627.9	141.6	5.2	774.7
Net premiums earned (1)	$593.8	$149.3	$4.5	$747.6
Loss and loss adjustment expenses	315.2	83.3	31.5	430.0
Commission, brokerage and other underwriting expenses (2)	170.8	72.7	24.6	268.1

Underwriting profit (loss) (3)	$107.8	$(6.7)	$(51.6)	$49.5

Net investment income (1)				117.4
Net realized capital gains (1)				79.7
Other than temporary impairment losses (1)				(3.6)
Other income (1)				0.7
Other expenses (2)				29.7

Earnings before income taxes				$214.0

Loss ratio (4)	53.1%	55.7%	701.0%	57.5%
Expense ratio (5)	28.8%	48.7%	547.1%	35.9%

Combined ratio (6)	81.9%	104.4%	1248.1%	93.4%
2010
Gross premiums written	$933.6	$168.9	$1.5	$1,104.0
Net premiums written	570.7	159.0	6.5	736.2
Net premiums earned (1)	$593.6	$164.3	$10.2	$768.1
Loss and loss adjustment expenses	271.0	89.4	17.5	377.9
Commission, brokerage and other underwriting expenses (2)	162.7	73.4	23.2	259.3

Underwriting profit (loss) (3)	$159.9	$1.5	$(30.5)	$130.9

Net investment income (1)				128.9
Net realized capital gains (1)				92.9
Other than temporary impairment losses (1)				(12.3)
Other income (1)				0.6
Other expenses (2)				34.4

Earnings before income taxes				$306.6

Loss ratio (4)	45.7%	54.4%	170.9%	49.2%
Expense ratio (5)	27.4%	44.7%	226.7%	33.8%

Combined ratio (6)	73.1%	99.1%	397.6%	83.0%
2009
Gross premiums written	$1,033.4	$174.6	$51.1	$1,259.1
Net premiums written	621.1	165.3	44.4	830.8
Net premiums earned (1)	$633.4	$166.7	$44.9	$845.0
Loss and loss adjustment expenses	274.3	81.6	86.2	442.1
Commission, brokerage and other underwriting expenses (2)	169.3	75.0	29.4	273.7

Underwriting profit (loss) (3)	$189.8	$10.1	$(70.7)	$129.2

Net investment income (1)				116.7
Net realized capital gains (1)				119.8
Other than temporary impairment losses (1)				(85.9)
Other income (1)				1.3
Other expenses (2)				43.5

Earnings before income taxes				$237.6

Loss ratio (4)	43.3%	48.9%	192.2%	52.3%
Expense ratio (5)	26.7%	45.0%	65.4%	32.4%

Combined ratio (6)	70.0%	93.9%	257.6%	84.7%

(1)	Represent components of total revenues.

(2)	Commission, brokerage and other underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses attributable primarily to underwriting activities, whereas the remainder constitutes other expenses.

(3)	Represents net premiums earned less loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, other-than-temporary impairment losses, other income or other expenses. Underwriting profit does not replace net earnings determined in accordance with GAAP as a measure of profitability; rather, we believe that underwriting profit, which does not include net investment income, net realized capital gains, other-than-temporary impairment losses, other income or other expenses, enhances the understanding of AIHL’s insurance operating units’ operating results by highlighting net earnings attributable to their underwriting performance. With the addition of net investment income, net realized capital gains, other-than-temporary impairment losses, other income and other expenses, reported pre-tax net earnings (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting profit as an important measure in the overall evaluation of performance.

(4)	Loss and LAE divided by net premiums earned, all as determined in accordance with GAAP.

(5)	Commission, brokerage and other underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.

(6)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on loss and LAE, and commission, brokerage and other underwriting expenses.

Discussion of individual AIHL operating unit results follows, and AIHL investment results are discussed below under “AIHL Investment Results.”

RSUI

The increase in gross premiums written by RSUI in 2011 from 2010 primarily reflects the impact of assumed premium writings from international insurance carriers, and, to a lesser extent, growth in binding authority business. Such increases were partially offset by the impact of reduced exposures of RSUI’s customers and continuing competition in certain of RSUI’s casualty lines of business. The slight increase in RSUI’s net premiums earned in 2011 from 2010 primarily reflects the impact of a recent increase in gross premiums written, largely offset by the impact of lower gross premiums written during the third and fourth quarters of 2010 and the first quarter of 2011 as compared with gross premiums written in the third and fourth quarters of 2009 and the first quarter of 2010.

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

The increase in loss and LAE in 2011 from 2010 primarily reflects the impact of higher catastrophe and other large property losses, partially offset by the impact of higher releases of prior accident year reserves in 2011 (as further described below). Catastrophe losses, net of reinsurance, were $74.3 million in 2011, compared with $31.0 million in 2010. Catastrophe losses in 2011 primarily reflect net losses from severe weather, particularly tornados, in the southeastern and midwestern U.S. in April and May 2011, as well as from Hurricane Irene, which affected the east coast of the U.S. in August 2011. Catastrophe losses in 2011 also include assumed catastrophe losses from international insurance carriers. In addition, RSUI incurred a net $14.4 million property loss arising from the magnitude 5.8 earthquake that occurred in Northern Virginia in August 2011. This earthquake was not classified as a catastrophic event by the property and casualty industry.

The decrease in loss and LAE in 2010 from 2009 primarily reflects the impact of lower net premiums earned and lower non-catastrophe property losses incurred, partially offset by $31.0 million of catastrophe losses in 2010, compared with $6.7 million of catastrophe losses in 2009. The decrease in loss and LAE in 2010 from 2009 also reflects modestly lower net releases of prior accident year loss reserves in 2010 (as further described below).

For RSUI, loss and LAE for 2011 reflect a net $56.2 million release of prior accident year casualty loss reserves, compared with a net $33.9 million release during 2010 and a net $38.4 million release during 2009. The $56.2 million release relates primarily to the umbrella/excess, general liability and professional liability lines of business, primarily for the 2003 through 2008 accident years, and reflects favorable loss emergence, compared with loss emergence patterns assumed in earlier periods for such lines of business. Such reserve releases were partially offset by an increase in loss reserves in the D&O liability line of business in the 2011 third quarter, primarily reflecting adverse legal developments associated with a large claim from the 2007 accident year. The $33.9 million net release of prior year casualty loss reserves in 2010 consisted of a $41.4 million reserve release, partially offset by a $7.5 million reserve increase. The $41.4 million reserve release during 2010 and the net $38.4 million reserve release during 2009 primarily reflect favorable loss emergence compared with loss emergence patterns assumed in earlier periods.

Loss and LAE in 2010 also reflect increases in prior accident year property loss reserves of $5.3 million related to 2008 third quarter hurricanes and $11.0 million related to 2005 third quarter hurricanes. Loss and LAE in 2009 also reflects a net $9.9 million release of prior accident year property loss reserves related to 2008 third quarter hurricanes.

The increase in commissions, brokerage and other underwriting expenses in 2011 compared with 2010 is due primarily to growth in the binding authority business, which incurs higher commission and other underwriting expenses than other lines of business. The decrease in commissions, brokerage and other underwriting expenses in 2010 compared with 2009 primarily reflects the net effect of lower premium volumes described above, which caused premium taxes, commissions and related acquisition costs to decline.

The decrease in RSUI’s underwriting profit in 2011 from 2010 primarily reflects an increase in loss and LAE. The decrease in RSUI’s underwriting profit in 2010 from 2009 primarily reflects a decrease in net premiums earned, partially offset by the decrease in loss and LAE.

Additional information regarding RSUI’s use of reinsurance and risks related to reinsurance recoverables can be found on pages 23 through 25 and page 33 of this Form 10-K Report. Additional information regarding RSUI’s prior year reserve adjustments and releases can be found on pages 45 and 46 of this Form 10-K Report.

Although we continue to see a competitive property and casualty insurance market, we continue to be cautiously optimistic about the prospect for improvements, particularly in property insurance pricing.

CATA

The decrease in gross premiums written by CATA in 2011 from 2010 primarily reflects continuing price competition in CATA’s property and casualty lines of business, including in excess and surplus markets, partially offset by higher gross premiums written in CATA’s commercial surety line of business. The decrease in CATA’s property and casualty lines of business also reflects reduced writings associated with CATA’s Terminated Program Business. CATA’s net premiums earned decreased in 2011 from 2010 primarily reflecting the decrease in gross premiums written.

The decrease in CATA’s gross premiums written and net premiums earned in 2010 from 2009 primarily reflects price competition in CATA’s property and casualty lines of business, partially offset by higher gross premiums written and net premiums earned in CATA’s commercial surety and miscellaneous errors and omissions liability lines of business.

The decrease in loss and LAE in 2011 from 2010 primarily reflects the impact of lower net premiums earned, partially offset by the impact of a net reserve increase of prior accident year loss reserves in 2011 compared with a net reserve release in 2010 (as further described below). The increase in loss and LAE in 2010 from 2009 primarily reflects a lower amount of prior year reserve releases in 2010 compared with 2009 (as further described below), and to a lesser extent, higher property and workers’ compensation claims.

For CATA, loss and LAE for 2011 reflect a net $5.0 million increase of prior accident year loss reserves (related primarily to the casualty lines of business), compared with a $3.9 million release of prior accident year loss reserves during 2010 and a $10.7 million release of prior accident year loss reserves during 2009. The $5.0 million net reserve increase was due primarily to a $14.6 million increase in reserves related to CATA’s Terminated Program Business, partially offset by a $9.6 million net reserve release in certain of CATA’s casualty lines of business. The $3.9 million release in 2010 includes $3.5 million reserve release reflecting favorable loss emergence for asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976, based on a reserve study that was completed in the 2010 second quarter. The $10.7 million reserve release in 2009 primarily reflects favorable emergence in the casualty and surety lines of business.

The decrease in net premiums earned, partially offset by the decrease in loss and LAE, was the primary cause of the decrease in CATA’s underwriting profit in 2011 from 2010. The increase in loss and LAE was the primary cause for the decrease in CATA’s underwriting profit in 2010 from 2009.

Additional information regarding CATA’s prior year reserve releases can be found on pages 45 and 46 of this Form 10-K Report.

PCC

Commencing August 1, 2009, PCC ceased soliciting new or renewal business on a direct basis due to its determination that it was unable to write business at rates it deemed adequate due to the difficult state of the California workers’ compensation market and took corresponding expense reduction steps, including staff reductions, in light of such determination. PCC also took steps to emerge as a brokerage carrier at such time as it determines rates are adequate. In 2011, PCC began writing a modest amount of new business through brokers.

PCC reported underwriting losses of $51.6 million, $30.5 million and $70.7 million in 2011, 2010 and 2009, respectively. The underwriting losses primarily reflect an absence of premiums earned for the reasons described above (particularly with respect to the 2011 and 2010), combined with PCC’s ongoing staffing and related expenses. The underwriting losses also reflect the impact of increases of prior accident year loss reserves in each period (as further described below).

For PCC, loss and LAE for 2011 reflect a $28.4 million increase of prior accident year workers’ compensation loss reserves, compared with a $12.5 million reserve increase of prior accident year workers’ compensation loss reserves during 2010. Of the $28.4 million increase, $15.0 million was recorded in the 2011 second quarter and $13.4 million was recorded in the 2011 fourth quarter, as follows (in millions):

	Three months ended:		Twelve months ended December 31, 2011
	June 30, 2011	December 31, 2011
Adverse claims emergence	$10.0	$4.2	$14.2
Increases in allocated LAE	3.0	6.4	9.4
Increases in unallocated LAE	—	2.8	2.8
Decrease in ceded loss and LAE reserves	2.0	—	2.0

	$15.0	$13.4	$28.4

PCC’s adverse claims emergence relates to an unanticipated increase in medical claims emergence and an absence of anticipated favorable indemnity claims emergence. PCC had anticipated favorable indemnity claims emergence based upon prior claims development experience which indicated that injured workers would be returning to work, curtailing lost wage costs. PCC believes the weak California employment environment has hindered the ability of injured workers to return to work and indirectly influenced indemnity claims. The increases in allocated and unallocated LAE reserves primarily reflect increased use of outside counsel to assist in the settlement process and higher litigation costs caused by recent Workers’ Compensation Appeals Board decisions. The decrease in ceded loss and LAE reserves was based on a second quarter 2011 review of reinsurance coverage estimates, which also resulted in a $1.1 million decrease in ceded premiums earned, thereby increasing net premiums earned in the 2011 second quarter.

The $12.5 million reserve increase in loss and LAE for 2010 relates primarily to a decrease in ceded loss and LAE reserves based on a fourth quarter 2010 review of reinsurance coverage estimates and, to a lesser extent, an increase in unallocated LAE reserves, which also resulted in a $5.0 million decrease in ceded premiums earned, thereby increasing net premiums earned in 2010.

The $26.5 million reserve increase during 2009 primarily reflects a significant acceleration in claims emergence and higher than anticipated increases in industry-wide severity, as well as the estimated impact of judicial decisions by the Workers’ Compensation Appeals Board. Such decisions related to permanent disability determinations that have materially weakened prior workers’ compensation reforms instrumental in reducing medical and disability costs in earlier years. Such increases impacted the assumptions used in estimating PCC’s loss and LAE liabilities for business earned in 2009, causing an increase of the current accident year reserves of $8.0 million in 2009.

The California Department of Insurance, or the “CDI,” is responsible for periodic financial and market conduct examinations of California-domiciled insurance companies. In September 2010, the CDI issued a financial examination report of PCIC for the period from July 1, 2004 through December 31, 2008. As part of its work for such financial examination report, the CDI produced an actuarial report, or the “Actuarial Report,” for the years ended December 31, 2009 and 2008. The Actuarial Report included an estimate of loss and LAE reserves on a statutory basis of accounting that was higher than that recorded by PCIC at such dates. We believed that PCIC’s reserves for unpaid loss and LAE were adequate, and the CDI did not require PCIC to currently or retroactively increase its carried reserves to the estimates included in the Actuarial Report. AIHL did, however, contribute $40.0 million of capital to PCC on September 27, 2010, and these funds were used by PCIC to increase its workers’ compensation deposit, which is required to be maintained by PCIC under California workers’ compensation regulations, to a level consistent with the estimated loss and LAE reserves included in the Actuarial Report. To the extent that PCIC’s actual loss experience is less than the CDI’s final estimate of PCIC’s loss and LAE reserves, over time such additional workers’ compensation deposit funds will be released back to PCIC.

Additional information regarding PCC’s reserve increases can be found on pages 46 through 47 of this Form 10-K Report.

AIHL Investment Results

Following is information relating to AIHL’s investment results.

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Net investment income	$117.4	$128.9	$116.7
Net realized capital gains	$79.7	$92.9	$132.1	*
Other than temporary impairment losses	$(3.6)	$(12.3)	$(85.9)

*	Excludes a non-cash impairment charge in 2009 related to the intangible assets associated with our acquisition of PCC which was classified as a net realized capital loss in our consolidated statements of earnings (see Note 4(a) to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report).

Net Investment Income. The decrease in AIHL’s net investment income in 2011 from 2010 is due principally to the impact of ongoing negative cash flow at PCC and dividends paid to Alleghany, partially offset by higher dividend income. In addition, the decrease in AIHL’s net investment income in 2011 as compared with 2010 reflects the absence of equity-method partnership income in 2011, as such partnerships were dissolved in the 2010 third quarter.

The increase in AIHL’s net investment income in 2010 from 2009 is due principally to higher dividend income resulting from a higher allocation of AIHL’s investment portfolio to equity securities during 2010 compared with 2009.

Approximate yields of AIHL’s debt securities for 2011, 2010 and 2009 are as follows (in millions, except for percentages):

Year	Average Investments (1)	Pre-Tax Net Investment Income(2)	After-Tax Net Investment Income(3)	Effective Yield(4)	After-Tax Yield(5)
2011	$2,649.7	$99.0	$77.1	3.7%	2.9%
2010	$2,887.3	$102.1	$80.2	3.5%	2.8%
2009	$2,858.4	$104.7	$83.9	3.7%	2.9%

(1)	Average of amortized cost of debt securities portfolio at beginning and end of period.

(2)	After investment expenses, excluding net realized gains and other-than-temporary impairment losses.

(3)	Pre-tax net investment income less income taxes.

(4)	Pre-tax net investment income for the period divided by average investments for the same period.

(5)	After-tax net investment income for the period divided by average investments for the same period.

Net Realized Capital Gains. Net realized capital gains in 2011, 2010 and 2009 relate primarily to sales of equity securities in the energy sector, some of which had their cost basis reduced in earlier periods for the recognition of unrealized losses through other-than-temporary impairment losses, particularly in 2009.

Other-Than-Temporary Impairment Losses. Other-than-temporary impairment losses reflect impairment charges related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings. Other-than-temporary impairment losses for 2011 reflect $3.6 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $3.6 million, $3.1 million related to equity security holdings (primarily in the materials and financial services sectors), and $0.5 million related to debt security holdings (all of which were deemed to be credit-related). The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the declines in fair value of such securities relative to their cost as of the balance sheet date.

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

Of the $85.9 million of other-than-temporary impairment losses in 2009, $57.6 million related to equity security holdings in the energy sector, $16.5 million related to equity security holdings in various other sectors and $11.8 million related to debt security holdings (all of which were deemed to be credit-related). The determination that unrealized losses on such securities were other than temporary in 2009 was primarily based on the severity of the declines in fair value of such securities relative to cost as of the balance sheet date. Such severe declines were primarily related to a significant deterioration of U.S. equity market conditions during the latter part of 2008 and the first quarter of 2009, which abated somewhat in the remainder of 2009.

After adjusting the cost basis of securities for the recognition of other-than-temporary impairment losses, the gross unrealized investment losses for debt and equity securities as of December 31, 2011 were deemed to be temporary, based on, among other things:

•

the duration of time and the relative magnitude to which fair values of these investments has been below cost was not indicative of an other-than-temporary impairment loss (for example, no equity security was in a continuous unrealized loss position for twelve months or more as of December 31, 2011);

•	the absence of compelling evidence that would cause us to call into question the financial condition or near-term prospects of the issuer of the investment; and

•	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

See Note 3 to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report for further details concerning gross unrealized investment losses for debt and equity securities as of December 31, 2011.

Corporate Activities Operating Results

The following table summarizes corporate activities’ results for 2011, 2010 and 2009 (in millions):

	Years Ended December 31,
	2011	2010	2009
Net investment income	$(8.5)	$(3.9)	$(14.8)
Net realized capital gains	47.5	4.5	200.6
Other than temporary impairment losses	—	—	—
Other income	1.0	6.6	1.7

Total revenues	$40.0	$7.2	$187.5
Corporate administration and other expenses	45.9	31.4	29.1
Interest expense	17.3	5.0	0.6

(Losses) earnings before income taxes	$(23.2)	$(29.2)	$157.8

The decrease in losses in 2011 from 2010 primarily reflects higher net realized capital gains, partially offset by higher corporate administration and other expenses, higher interest expenses, lower other income and higher negative net investment income. Net realized capital gains in 2011 primarily reflects net realized capital gains from the sale of equity securities, primarily common stock of Exxon Mobil Corporation in the fourth quarter of 2011. The proceeds from such sales were reinvested in short-term securities and cash, and will be used to fund Alleghany’s cash consideration in connection with the pending merger with Transatlantic, which is expected to close in the first quarter of 2012. The higher corporate administration and other expenses is due primarily to $19.3 million of due diligence, legal, investment bank and other costs incurred in the 2011 fourth quarter related to the pending merger with Transatlantic, partially offset by lower incentive compensation and pension accruals. The higher interest expenses are due to our Senior Notes, which were issued on September 20, 2010. The lower other income in 2011 reflects the absence of a non-recurring gain from Alleghany Properties that existed in 2010. As further explained below, the increase in negative net investment income is due primarily to higher catastrophe losses related to our investment in Homesite, partially offset by higher dividend income and higher interest income. Higher interest income reflects the investment of the proceeds from our Senior Notes and dividends received from subsidiaries. For more information on the merger, see Note 2 to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report.

Corporate activities reported a loss before income taxes in 2010 compared with earnings before income taxes in 2009, primarily reflecting lower net realized capital gains which were not sufficient to offset corporate administration, interest and other expenses. The lower net realized capital gains primarily reflects the absence of sales of common stock of Burlington Northern in 2010, which were significant in 2009. As further explained below, negative net investment income in 2009 primarily reflects losses related to our investment in ORX.

Net investment income for Corporate activities includes our equity share of (losses) earnings in Homesite and ORX, as follows (in millions):

	2011	2010	2009
Homesite	$(20.2)	$(3.2)	$(1.1)
ORX	(1.6)	(2.0)	(21.9)
Interest, dividends and other — net	13.3	1.3	8.2

Net investment income	$(8.5)	$(3.9)	$(14.8)

Homesite losses in 2011 primarily reflect the impact of increased homeowners insurance claims from severe weather, particularly tornados, in the southeastern and midwestern U.S. in April and May 2011, as well as from Hurricane Irene, which affected the east coast of the U.S. in August 2011. Homesite losses in 2011 also reflect a tax valuation adjustment that Homesite recorded in the fourth quarter of 2011. Homesite losses in 2010 and 2009 primarily reflect the impact of increased homeowners insurance claims from severe weather and ongoing purchase accounting adjustments.

The $21.9 million losses in 2009 for ORX were due primarily to asset impairment charges incurred as of December 31, 2008, but finalized in the 2009 third quarter, arising from relatively low energy prices as of December 31, 2008.

Reserve Review Process

AIHL’s insurance operating units analyze, at least quarterly, liabilities for unpaid loss and LAE established in prior years and adjust their expected ultimate cost, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. The following table presents the reserves established in connection with the loss and LAE of AIHL’s insurance operating units on a gross and net basis by line of business. These reserve amounts represent the accumulation of estimates of ultimate loss (including for IBNR) and LAE.

	Property	Casualty(1)	CMP(2)	Surety	Workers’ Comp(3)	All Other(4)	Total
	(in millions)
2011
Gross loss and LAE reserves	$192.4	$1,844.0	$58.9	$21.1	$167.5	$29.1	$2,313.0
Reinsurance recoverables on unpaid losses	(62.3)	(741.7)	(0.3)	(0.1)	(12.0)	(15.4)	(831.8)

Net loss and LAE reserves	$130.1	$1,102.3	$58.6	$21.0	$155.5	$13.7	$1,481.2

2010
Gross loss and LAE reserves	$150.1	$1,883.6	$58.9	$17.1	$186.7	$32.3	$2,328.7
Reinsurance recoverables on unpaid losses	(52.0)	(765.2)	(1.0)	(0.1)	(10.9)	(18.2)	(847.4)

Net loss and LAE reserves	$98.1	$1,118.4	$57.9	$17.0	$175.8	$14.1	$1,481.3

2009
Gross loss and LAE reserves	$249.1	$1,902.4	$63.6	$18.0	$245.9	$42.0	$2,521.0
Reinsurance recoverables on unpaid losses	(104.5)	(799.5)	(0.2)	(0.1)	(20.2)	(23.2)	(947.7)

Net loss and LAE reserves	$144.6	$1,102.9	$63.4	$17.9	$225.7	$18.8	$1,573.3

(1)	Primarily consists of umbrella/excess, D&O liability, professional liability and general liability.

(2)	Commercial multiple peril.

(3)	Workers’ compensation amounts include PCC, net of purchase accounting adjustments (see Note 4(a) to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report). Such adjustments include a minor reduction of gross and net loss and LAE for acquisition date discounting, as required under purchase accounting. Workers’ compensation amounts also include minor balances from CATA.

(4)	Primarily consists of loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees. The loss and LAE reserves are ceded 100 percent to the sellers. Additional information regarding the loss reserve guarantees can be found in Note 5(c) to the Consolidated Financial Statements set forth in Item 8 of this 10-K Report.

Changes in Loss and LAE Reserves between December 31, 2011 and December 31, 2010

Gross Reserves. Gross loss and LAE reserves as of December 31, 2011 decreased slightly from December 31, 2010, primarily reflecting reserve decreases in the casualty and workers’ compensation lines of business, largely offset by reserve increases in the property lines of business. The decrease in the casualty gross loss and LAE reserves primarily reflects the impact of releases in gross loss and LAE reserves by RSUI during 2011 related to prior accident years, partially offset by the impact of increases in gross loss and LAE reserves by CATA during 2011 related to prior accident years. The decrease in workers’ compensation gross loss and LAE reserves primarily reflects the impact of PCC ceasing to solicit new or renewal business on a direct basis commencing August 1, 2009, partially offset by an increase in gross loss and LAE reserves by PCC as of June 30, 2011 and December 31, 2011 related to prior accident years. The increase in property gross loss and LAE reserves is due to increases in case reserves related primarily to significant catastrophe and other large losses incurred in 2011, partially offset by claim payments made by RSUI in 2011 related to catastrophe losses in prior years. Such claim payments caused RSUI to reduce its case reserves from prior accident years, primarily related to 2008 third quarter hurricane losses.

Net Reserves. Net loss and LAE reserves as of December 31, 2011 were essentially unchanged from December 31, 2010, primarily reflecting reserve decreases in the casualty and workers’ compensation lines of business and offsetting reserve increases in the property lines of business. The decrease in the casualty net loss and LAE reserves primarily reflects the impact of releases in net loss and LAE reserves by RSUI during 2011 related to prior accident years, partially offset by the impact of increases in net loss and LAE reserves by CATA during 2011 related to prior accident years. The decrease in workers’ compensation net loss and LAE reserves primarily reflects the impact of PCC ceasing to solicit new or renewal business on a direct basis commencing August 1, 2009, partially offset by an increase in net loss and LAE reserves by PCC as of June 30, 2011 and December 31, 2011 related to prior accident years. The increase in property net loss and LAE reserves is due to increases in case reserves related primarily to significant catastrophe and other large losses incurred in 2011, partially offset by claim payments made by RSUI in 2011 related to catastrophe losses in prior years. Such claim payments caused RSUI to reduce its case reserves from prior accident years, primarily related to 2008 third quarter hurricane losses, after reflecting any applicable ceded reinsurance.

Changes in Loss and LAE Reserves between December 31, 2010 and December 31, 2009

Gross Reserves. Gross loss and LAE reserves as of December 31, 2010 decreased from December 31, 2009 due primarily to reserve decreases in property and workers’ compensation lines of business. The decrease in property gross loss and LAE reserves is mainly due to loss payments made by RSUI on hurricane related losses incurred in prior years. The decrease in workers’ compensation gross loss and LAE reserves primarily reflects the impact of PCC’s decision in June 2009 to cease soliciting new or renewal business on a direct basis commencing August 1, 2009.

Net Reserves. Net loss and LAE reserves as of December 31, 2010 decreased slightly from December 31, 2009 due primarily to reserve decreases in the workers’ compensation and property lines of business, partially offset by a modest reserve increase in the casualty line of business. The decrease in workers’ compensation net loss and LAE reserves primarily reflects the impact of PCC’s decision in June 2009 to cease soliciting new or renewal business on a direct basis commencing August 1, 2009. This decrease was partially offset by a $12.5 million increase of prior accident year workers’ compensation net loss reserves recorded by PCC related primarily to a decrease in ceded loss and LAE based on a fourth quarter 2010 review of reinsurance coverage estimates, and to a lesser extent, an increase in unallocated LAE reserves. The decrease in property net loss and LAE reserves was mainly due to loss payments made by RSUI on hurricane related losses incurred in prior years, net of corresponding decreases in reinsurance recoverables on unpaid losses. The increase in the casualty line of business relates primarily to modest increases at CATA due to growth in certain specialty classes and its miscellaneous errors and omissions liability line of business.

Additional information regarding RSUI’s net prior year reserve releases and PCC’s current and prior year reserve increases can be found on pages 45 through 47 of this Form 10-K Report.

Reinsurance Recoverables

As of December 31, 2011, AIHL had total reinsurance recoverables of $852.8 million, consisting of $831.8 million of ceded outstanding loss and LAE and $21.0 million of recoverables on paid losses. RSUI’s reinsurance recoverables totaled $759.8 million of AIHL’s $852.8 million. The reinsurance purchased by AIHL’s insurance operating units does not relieve them from their obligations to their policyholders, and therefore, the financial strength of their reinsurers is important. AIHL’s Reinsurance Security Committee, which includes certain of our officers and the chief financial officer of each of AIHL’s operating units and which manages the use of reinsurance by such operating units, has determined that reinsurers with a rating of A (Excellent) or higher have an ability to meet their ongoing obligations at a level that is acceptable to us.

Information regarding concentration of AIHL’s reinsurance recoverables as of December 31, 2011 is as follows (dollars in millions):

Reinsurer(1)	Rating(2)	Dollar Amount	Percentage
Swiss Re	A+(Superior)	$152.1	17.8%
Platinum Underwriters Holdings, Ltd.	A (Excellent)	95.3	11.2%
PartnerRe Ltd.	A+(Superior)	89.3	10.5%
All other reinsurers		516.1	60.5%

Total	(3)	$852.8	100.0%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.

(2)	Represents the A.M. Best rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.

(3)	Approximately 99.0 percent of AIHL’s reinsurance recoverables balance as of December 31, 2011 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher.

As of December 31, 2011, AIHL also had fully collateralized reinsurance recoverables of $66.8 million due from Darwin, now a subsidiary of AWAC. The A.M. Best financial strength rating of Darwin was A (Excellent) as of December 31, 2011. AIHL had no allowance for uncollectible reinsurance as of December 31, 2011.

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at the parent company. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of December 31, 2011, we held marketable securities and cash of $534.6 million at the parent company and $700.3 million at AIHL, which totaled $1,234.9 million. We anticipate that we will use an estimated $846.7 million of these assets to fund cash commitments we made in connection with the merger. We currently believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of December 31, 2011.

Stockholders’ equity increased to approximately $2.93 billion as of December 31, 2011, compared with approximately $2.91 billion as of December 31, 2010, representing an increase of 0.6 percent. The increase in stockholders’ equity primarily reflects net earnings in 2011, partially offset by the repurchase of our common stock pursuant to our share repurchase program described below.

Debt. On September 20, 2010, we issued $300.0 million of Senior Notes due September 15, 2020. The Senior Notes are unsecured and unsubordinated general obligations of Alleghany as the parent company. Interest is payable semi-annually on March 15 and September 15 of each year. The terms of the Senior Notes permit redemption prior to their maturity. The indenture under which the Senior Notes were issued contains covenants that impose conditions on our ability to create liens on the capital stock of AIHL or RSUI or to engage in sales of the capital stock of AIHL or RSUI. The Senior Notes were issued at a discount of approximately 99.63 percent, resulting in proceeds before underwriting discount, commissions and other expenses of $298.9 million, and an effective yield of approximately 5.67 percent. Approximately $2.8 million of underwriting discount, commissions and other expenses was recorded as deferred charges, which are amortized over the life of the Senior Notes.

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

Alternate Base Rate Borrowings under the Credit Agreement bear interest at (x) the greatest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.5 percent or (c) an adjusted London Interbank Overnight, or “LIBO,” rate for a one month interest period on such day plus 1 percent, plus (y) a specified margin (currently 0 basis points for Tranche A and 125 basis points for Tranche B). Eurodollar Borrowings under the Credit Agreement bear interest at the Adjusted LIBO Rate for the interest period in effect plus a specified margin (currently 75 basis points for Tranche A and 225 basis points for Tranche B). The Credit Agreement requires that all loans be repaid in full no later than the Maturity Date. The Credit Agreement also requires us to pay a Commitment Fee each quarter in a range of between one fifth and one-half of one percent per annum, based upon our Moody’s Rating and S&P Ratings Services, on the daily unused amount of the Commitments of the relevant Tranche.

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

There were no borrowings under the Credit Agreement during 2010 or 2011.

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

Common Stock and Preferred Stock Repurchases. In February 2008, our Board of Directors authorized the repurchase of shares of our common stock, at such times and at prices as management determined advisable, up to an aggregate of $300.0 million. In November 2008, the authorization to repurchase our common stock was expanded to include repurchases of Preferred Stock. As of December 31, 2010, this program had been fully utilized. In July 2010, in anticipation of such full utilization, our Board of Directors authorized the repurchase of additional shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million, upon such full utilization. Such share repurchase program was terminated upon the entry into the merger agreement with Transatlantic in November 2011.

During 2011, we repurchased an aggregate of 399,568 shares of our common stock in the open market for $120.3 million, at an average price per share of $301.14. During 2010, we repurchased an aggregate of 285,056 shares of our common stock in the open market for $83.1 million, at an average price per share of $291.64. During 2009, we repurchased an aggregate of 295,463 shares of our common stock in the open market for $75.9 million, at an average price per share of $256.73. Prior to the mandatory conversion date of June 15, 2009, we repurchased an aggregate of 442,998 shares of Preferred Stock in the open market for $117.4 million, at an average price per share of $264.92. All of the foregoing per share and average price data has not been adjusted for subsequent Alleghany common stock dividends.

As of December 31, 2011 and December 31, 2010, we had 8,551,646 and 8,941,885 shares of our common stock outstanding, respectively.

Dividends. We have declared stock dividends in lieu of cash dividends every year since 1987 except 1998 when our wholly-owned subsidiary, Chicago Title Corporation, was spun off to our stockholders. These stock dividends have helped to conserve our financial strength and, in particular, the liquid assets available to finance internal growth and operating company acquisitions and investments. In light of the pending merger with Transatlantic, our Board of Directors determined not to declare a stock dividend for 2012.

Dividends from Subsidiaries. As of December 31, 2011, approximately $835.3 million of the equity of all of our subsidiaries was available for dividends or advances to us at the parent level. AIHL’s insurance operating units are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by them without prior approval of insurance regulatory authorities. Of the aggregate total equity of our insurance operating units as of December 31, 2011 of $1.85 billion, a maximum of $35.9 million was available for dividends without prior approval of the applicable insurance regulatory authorities. These limitations have not affected our ability to meet our obligations. In 2011, RSUI paid AIHL a cash dividend of $100.0 million and CATA paid AIHL a cash dividend of $15.0 million. In 2010, RSUI paid AIHL a cash dividend of $100.0 million and CATA paid AIHL a cash dividend of $25.0 million. In 2009, RSUI paid AIHL a cash dividend of $150.0 million and CATA paid AIHL a cash dividend of $15.0 million.

Contractual Obligations. We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments. As of December 31, 2011, certain long-term aggregate contractual obligations and credit-related financial commitments were as follows (in millions):

Contractual Obligations	Total	Within 1 Year	More than 1 Year but Within 3 Years	More than 3 Years but Within 5 Years	More than 5 Years
Operating lease obligations	$65.6	$10.0	$20.1	$14.6	$20.9
Investments	26.4	6.8	9.8	9.8	—
Senior Notes	299.0	—	—	—	299.0
Interest on Senior Notes	147.9	16.9	34.0	34.0	63.0
Loss and LAE	2,313.0	556.4	795.1	408.2	553.3
Merger Agreement*	846.7	846.7	—	—	—
Other long-term liabilities reflected on our consolidated balance sheet under GAAP**	144.4	57.9	40.2	12.2	34.1

Total	$3,843.0	$1,494.7	$899.2	$478.8	$970.3

*	Represents cash commitments we made in connection with the pending merger with Transatlantic, consisting of $816.0 million cash consideration payable to Transatlantic shareholders upon consummation of the merger, as well as $30.7 million of estimated merger-related costs, which include $18.0 million payable to our investment bankers (see Note 2 to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report for further details). The merger is expected to close in the first quarter of 2012.
**	Other long-term liabilities primarily reflect employee pension obligations, certain retired executive pension obligations and obligations under certain incentive compensation plans.

Our insurance operating units have obligations to make certain payments for loss and LAE pursuant to insurance policies they issue. These future payments are reflected as reserves on our consolidated financial statements. With respect to loss and LAE, there is typically no minimum contractual commitment associated with insurance contracts, and the timing and ultimate amount of actual claims related to these reserves is uncertain. Additional information regarding reserves for loss and LAE, including information regarding the timing of payments of these expenses, can be found on pages 19 through 22, pages 30 and 31, pages 42 through 47 and pages 60 and 61 of this Form 10-K Report.

Off-Balance Sheet Arrangements. In late 2010, Alleghany Properties commenced making investments in three California low income housing tax credit limited liability companies. The investments each took the form of a limited partnership interest in separate limited liability companies organized and managed by a third party real estate developer. Alleghany Properties expects that its investment in the limited liability companies will last for approximately 10 years. The developer is the general partner and retains the residual interest in the underlying real estate properties. The limited liability companies are consolidated by the third party real estate developer for accounting purposes. Funding for each low income housing project is provided principally by Alleghany Properties and various government-sponsored loans secured by the assets of the limited liability companies. As of December 31, 2011, Alleghany Properties invested a cumulative $4.5 million in the three limited liability companies, and is committed to invest an additional $1.7 million.

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

AIHL. The obligations and cash outflow of AIHL’s insurance operating units include claim settlements, administrative expenses and purchases of investments. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, AIHL’s insurance operating units accumulate funds which they invest pending the need for liquidity. As an insurance company’s cash needs can be unpredictable due to the uncertainty of the claims settlement process, AIHL’s portfolio, which includes those of its insurance operating units, is composed primarily of debt securities and short-term investments to ensure the availability of funds and maintain a sufficient amount of liquid securities. As of December 31, 2011, investments and cash represented 74.6 percent of the assets of AIHL and its insurance operating units.

As of December 31, 2011, AIHL had total unpaid loss and LAE of approximately $2.3 billion and total reinsurance recoverables of $852.8 million, consisting of $831.8 million of ceded outstanding loss and LAE and $21.0 million of recoverables on paid losses. As of December 31, 2011, AIHL’s investment securities portfolio had a fair market value of approximately $4.1 billion and consisted primarily of high quality debt securities. Additional information regarding AIHL’s investment portfolio and the credit quality of AIHL’s debt securities portfolio can be found on pages 66 through 71 of this Form 10-K Report.

Alleghany Properties. As of December 31, 2011, Alleghany Properties held properties having a total book value of $19.9 million (excluding $4.5 million invested in three California low income housing tax credit limited liability companies), compared with $19.9 million as of December 31, 2010 and $19.8 million as of December 31, 2009. These properties and loans had a total book value of $90.1 million as of October 31, 1994, the date Alleghany Properties purchased the assets. The capital needs of Alleghany Properties consist primarily of various development costs relating to its owned land and corporate administration. Adequate funds to provide for the currently foreseeable needs of its business are expected to be generated by sales and, if needed, capital contributions by us.

Consolidated Investment Holdings

Investment Strategy. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt securities and equity securities listed on national securities exchanges. The overall debt securities portfolio credit quality is measured using the lower of either Standard & Poor’s or Moody’s rating. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of December 31, 2011 was AA, with 16.3 percent of our consolidated debt securities portfolio invested in securities with the highest rating (Aaa/AAA), 63.0 percent invested in securities with the second highest rating (Aa/AA) and only 1.1 percent had either no rating or a rating below investment grade (below Baa3 / BBB-). The overall weighted-average credit quality rating of our debt securities portfolio was reduced from AA+ as of December 31, 2010 to AA as of December 31, 2011 as a result of Standard and Poor’s downgrade of its long-term assessment of U.S. sovereign debt to AA+ from AAA on August 5, 2011, as well as the subsequent downgrade of U.S. agency and other debt backed by the U.S. Government. Although many of our debt securities, which consist predominantly of states, municipalities and political subdivision bonds, are insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of December 31, 2011. As of December 31, 2011, we had $83.5 million of foreign bonds, none of which were sovereign obligations of Portugal, Ireland, Italy, Greece or Spain.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities, and, as such, is classified as available for sale.

We produced positive cash flow in the three-year period ending December 31, 2011. Our positive cash flow from operations reduces the need to liquidate portions of our debt securities portfolio to pay for current claims of our insurance operating units. This positive cash flow also permits us, as attractive investment opportunities arise, to make investments in debt securities that have a longer duration than our liabilities. When attractive investment opportunities do not arise, we may maintain higher proportions of shorter duration debt securities to preserve our capital resources. Effective duration measures a portfolio’s sensitivity to change in interest rates; a change within a range of plus or minus 1 percent in interest rates would be expected to result in an inverse change of approximately 4.1 percent in the fair market value of our debt securities portfolio. In this regard, as of December 31, 2011, our debt securities portfolio had an effective duration of approximately 4.0 years, with approximately $0.7 billion, or 26.4 percent, of our debt securities portfolio in securities with maturities of five years or less and $1.1 billion of short-term investments. See Note 3 to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report for further details concerning the contractual maturities of our consolidated debt securities portfolio. We may modestly increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability, as necessary, to meet ongoing claim payments or to respond to significant catastrophe losses.

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

Overview. On a consolidated basis, our invested asset portfolio was approximately $4.8 billion as of December 31, 2011, an increase of 0.5 percent from December 31, 2010. The small increase is due primarily to positive cash flow at RSUI, largely offset by repurchases of our common stock pursuant to our share repurchase program, which was terminated in connection with our entry into the merger agreement, and negative cash flow at PCC. Negative cash flow at PCC was a result of PCC ceasing to solicit new or renewal business on a direct basis commencing August 1, 2009.

Fair Value. The estimated carrying values and fair values of our consolidated financial instruments as of December 31, 2011 and December 31, 2010 were as follows (in millions):

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Investments (excluding equity method investments)*	$4,670.6	$4,670.6	$4,622.7	$4,622.7
Liabilities
Senior Notes	$299.0	$314.8	$298.9	$291.8

*	This table includes available-for-sale investments (securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method (Homesite, ORX and other investments) and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.

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

The estimated fair values of our financial instruments as of December 31, 2011 and December 31, 2010 allocated among the three levels set forth above were as follows (in millions):

	Level 1	Level 2	Level 3	Total
As of December 31, 2011
Equity securities:
Common stock(1)	$871.0	$—	$—	$871.0
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	267.8	—	—	267.8
Mortgage and asset-backed securities(2)	—	860.5	—	860.5
States, municipalities and political subdivision bonds	—	1,113.6	—	1,113.6
Foreign bonds	—	83.5	—	83.5
Corporate bonds and other	—	354.1	—	354.1

	267.8	2,411.7	—	2,679.5

Short-term investments	54.3	1,042.2	—	1,096.5

Other invested assets(3)	—	—	23.6	23.6

Investments (excluding equity method investments)	$1,193.1	$3,453.9	$23.6	$4,670.6

Senior Notes	$—	$314.8	$—	$314.8

As of December 31, 2010
Equity securities:
Common stock(1)	$1,500.7	$—	$—	$1,500.7
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	307.3	30.5	—	337.8
Mortgage and asset-backed securities(2)	—	866.5	—	866.5
States, municipalities and political subdivision bonds	—	1,068.5	—	1,068.5
Foreign bonds	—	114.2	—	114.2
Corporate bonds and other	—	445.4	—	445.4

	307.3	2,525.1	—	2.832.4

Short-term investments	86.4	178.4	—	264.8
Other invested assets(3)	—	—	24.8	24.8

Investments (excluding equity method investments)	$1,894.4	$2,703.5	$24.8	$4,622.7

Senior Notes	$—	$291.8	$—	$291.8

(1)	Of the $871.0 million of fair value as of December 31, 2011, $573.3 million related to certain energy sector businesses. Of the $1,500.7 million of fair value as of December 31, 2010, $1,004.8 million related to certain energy sector businesses.

(2)	Of the $860.5 million of fair value as of December 31, 2011, $497.3 million related to residential mortgage-backed securities, or “RMBS,” $144.7 million related to commercial mortgage-backed securities, or “CMBS,” and $218.5 million related to other asset-backed securities. Of the $866.5 million of fair value as of December 31, 2010, $499.9 million related to RMBS, $173.4 million related to CMBS and $193.2 million related to other asset-backed securities.

(3)	Level 3 securities consist of partnership investments. The carrying value of partnership investments of $23.6 million as of December 31, 2011 decreased by $1.2 million from the December 31, 2010 carrying value of $24.8 million, due primarily to net return of capital during 2011.

Mortgage-and Asset-Backed Securities. As of December 31, 2011, our mortgage-and asset-backed securities portfolio consisted of the following and was backed by the following types of underlying collateral (in millions):

Type of Underlying Collateral	Fair Value	Average Rating
RMBS: guaranteed by FNMA or FHLMC(1)	$112.8	Aa1 /AA+
RMBS: guaranteed by GNMA(2)	326.3	Aa1 /AA+
RMBS: Alt A	9.0	Aa1 /AA-
RMBS: Sub-prime	2.0	Baa2 /AAA
All other	410.4	Aa1/AA+

Total	$860.5	Aa1 /AA+

(1)	“FNMA” refers to the Federal National Mortgage Association, and “FHLMC” refers to the Federal Home Loan Mortgage Corporation.

(2)	“GNMA” refers to the Government National Mortgage Association.

All of our mortgage- and asset-backed securities are current as to principal and interest. Additional information regarding our holdings of securities backed by sub-prime and Alt-A collateral as of December 31, 2011 is as follows (in millions):

Type of Underlying Collateral	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Average Life
Alt-A	$0.5	$(0.3)	6.5 years
Sub-prime	$—	$(0.1)	4.4 years

Municipal Bonds. The following table details the top five state exposures of our municipal bond portfolio (in millions):

	General Obligation	Special Revenue	Total Fair Value
Texas	$60.5	$41.1	$101.6
Massachusetts	4.7	67.5	72.2
New York	4.7	59.2	63.9
Colorado	43.8	18.9	62.7
Illinois	34.5	23.5	58.0
All other	256.9	458.2	715.1

	$405.1	$668.4	$1,073.5

Advance refunded /escrowed to maturity bonds			40.1

Total municipal bond portfolio			$1,113.6

Recent Accounting Standards

Recently Adopted

In July 2010, the Financial Accounting Standards Board, or “FASB,” issued guidance that provides for additional financial statement disclosure regarding financing receivables, including the credit quality and allowance for credit losses associated with such assets. This guidance is generally effective for interim and annual periods beginning after December 15, 2010, with certain disclosures effective for interim and annual periods ending on or after December 31, 2010. We fully adopted this guidance in the 2011 first quarter, and its implementation did not have any impact on our results of operations and financial condition.

Future Application of Accounting Standards

In December 2011, the FASB issued guidance on disclosure requirements related to offsetting arrangements. This guidance provides for additional financial statement disclosure regarding offsetting and related arrangements to enable financial statement users to understand the effect of those arrangements on an entity’s financial position. This guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013. We will adopt this guidance in the 2013 first quarter, and we do not currently believe that its implementation will have an impact on our results of operations and financial condition.

In September 2011, the FASB issued revised guidance on the testing of goodwill for impairment. This guidance simplifies how an entity tests goodwill for impairment by allowing an entity to first make a qualitative assessment to determine whether it is necessary to perform quantitative testing. Based on the results of such assessment, an entity will no longer be required to perform quantitative testing if it is more likely than not that the fair value of a reporting unit is greater than its carrying value. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We will adopt this guidance in the 2012 first quarter, and we do not currently believe that its implementation will have an impact on our results of operations and financial condition.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance increases the prominence of other comprehensive income in the financial statements and eliminates the current option to report other comprehensive income and its components in the statement of changes in equity, and does not change the items that must be reported in other comprehensive income. This guidance is generally effective for interim and annual periods beginning after December 15, 2011. We will adopt this guidance in the 2012 first quarter, and we do not currently believe that its implementation will have an impact on our presentation of our financial statements.

In May 2011, the FASB issued guidance that addresses requirements for measuring fair value. Among other things, this guidance clarifies that the “highest and best use” valuation premise applies only to non-financial assets, and that premiums or discounts should be applied to valuations of an individual asset or liability only when market participants would do so. This guidance also permits measurement of fair value of financial instruments (that are carried at fair value) based on an entity’s net exposure to a particular market or credit risk on a net basis if there is evidence that the entity manages its financial instruments in this way. This guidance provides for additional financial statement disclosure regarding fair value measurements, including disclosure involving transfers between categories within the fair value hierarchy, and quantitative and qualitative information about fair value measurements that involve a significant degree of judgment. This guidance is effective for interim and annual periods ending after December 15, 2011. We will adopt this guidance in the first quarter of 2012, and we do not currently believe its implementation will have a material impact on our results of operations and financial condition.

In October 2010, the FASB issued guidance that provides additional clarification for costs associated with acquiring or renewing insurance contracts. This guidance states that only incremental, direct costs associated with the successful acquisition of a new or renewal insurance contract may be capitalized as deferred acquisition costs. Furthermore, such costs: (i) must be essential to the contract transaction; (ii) would not have been incurred had the contract transaction not occurred; and (iii) must be related directly to the acquisition activities involving underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in separate “direct response” advertising guidance within GAAP are met. All other acquisition-related costs and other expenses should be charged to expense as incurred. This guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted (but only at the beginning of an entity’s annual reporting period). We will adopt this guidance prospectively in the 2012 first quarter, and we do not currently believe that its implementation will have a material impact on our results of operations and financial condition.

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

Equity Securities. The table below summarizes our equity price risk and shows the effect of a hypothetical increase or decrease in market prices as of December 31, 2011 and 2010 on the estimated fair value of our consolidated equity securities portfolio. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in millions):

As of December 31,	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
2011	$871.0	20% Increase	$1,045.1	3.9%
		20% Decrease	$696.8	(3.9)%
2010	$1,500.7	20% Increase	$1,800.8	6.7%
		20% Decrease	$1,200.6	(6.7)%

Debt Securities and Senior Notes. The primary market risk for our and our subsidiaries’ debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The tables below present sensitivity analyses as of December 31, 2011 and 2010 of our (i) consolidated debt securities and (ii) Senior Notes, that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical December 31, 2011 and 2010 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding.

As of December 31, 2011 (dollars in millions)

Interest rate shifts	-300	-200	-100	0	100	200	300
Assets:
Debt securities, fair value	$3,023.3	$2,902.5	$2,788.0	$2,679.5	$2,568.9	$2,453.4	$2,339.8
Estimated change in fair value	$343.8	$223.0	$108.5	—	$(110.6)	$(226.1)	$(339.7)
Liabilities:
Senior Notes, fair value	$384.5	$359.3	$333.1	$314.8	$295.0	$276.7	$259.7
Estimated change in fair value	$69.7	$44.5	$18.3	—	$(19.8)	$(38.1)	$(55.1)

As of December 31, 2010 (dollars in millions)

Interest rate shifts	-300	-200	-100	0	100	200	300
Assets:
Debt securities, fair value	$3,186.2	$3,066.4	$2,951.1	$2,832.4	$2,709.5	$2,591.4	$2,480.9
Estimated change in fair value	$353.8	$234.0	$118.7	—	$(122.9)	$(241.0)	$(351.5)
Liabilities:
Senior Notes, fair value	$365.9	$338.9	$314.2	$291.8	$271.2	$252.5	$235.2
Estimated change in fair value	$74.1	$47.1	$22.4	—	$(20.6)	$(39.3)	$(56.6)

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

Partnership Investments. In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for as available for sale, and had a carrying value of $23.6 million as of December 31, 2011 and $24.8 million as of December 31, 2010. Our equity-method partnership investments were dissolved during the third quarter of 2010.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Alleghany Corporation and Subsidiaries

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2011	2010
	(in thousands, except share amounts)
Assets
Investments
Available-for-sale securities at fair value:
Equity securities (cost: 2011 – $775,741; 2010 – $1,310,009)	$870,950	$1,500,686
Debt securities (amortized cost: 2011 – $2,538,872; 2010 – $2,778,117)	2,679,528	2,832,411
Short-term investments	1,096,517	264,811

	4,646,995	4,597,908

Other invested assets	179,815	207,294

Total investments	4,826,810	4,805,202

Cash	84,749	76,741
Premium balances receivable	147,006	128,075
Reinsurance recoverables	852,845	873,295
Ceded unearned premium reserves	142,946	144,065
Deferred acquisition costs	70,537	67,692
Property and equipment at cost, net of accumulated depreciation and amortization	17,906	19,504
Goodwill	48,095	48,095
Intangible assets, net of amortization	90,863	94,217
Net deferred tax assets	80,975	77,147
Other assets	115,357	97,666

	$6,478,089	$6,431,699

Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	$2,313,035	$2,328,742
Unearned premiums	549,740	523,927
Senior Notes	299,035	298,923
Reinsurance payable	45,462	41,500
Current taxes payable	16,247	3,220
Other liabilities	328,893	326,519

Total liabilities	3,552,412	3,522,831

Common stock
(shares authorized: 2011 and 2010 – 22,000,000; issued and outstanding 2011 – 9,117,787; 2010 – 9,300,448)	9,118	9,118
Contributed capital	938,037	928,816
Accumulated other comprehensive income	155,532	170,262
Treasury stock, at cost (2011 – 566,141 shares; 2010 – 351,532 shares)	(167,319)	(99,686)
Retained earnings	1,990,309	1,900,358

Total stockholders’ equity	2,925,677	2,908,868

	$6,478,089	$6,431,699

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$747,639	$768,134	$845,015
Net investment income	108,910	125,012	101,949
Net realized capital gains	127,141	97,374	320,389
Other than temporary impairment losses	(3,607)	(12,356)	(85,916)
Other income	1,754	7,188	2,955

Total revenues	981,837	985,352	1,184,392

Costs and expenses
Loss and loss adjustment expenses	429,986	377,937	442,104
Commissions, brokerage and other underwriting expenses	268,125	259,335	273,722
Other operating expenses	34,456	37,157	45,615
Corporate administration	41,007	28,854	26,938
Interest expense	17,426	4,698	633

Total costs and expenses	791,000	707,981	789,012

Earnings before income taxes	190,837	277,371	395,380
Income taxes	47,586	78,869	124,381

Net earnings	$143,251	$198,502	$270,999

Other comprehensive income
Change in unrealized gains, net of deferred taxes of $37,139, $66,873 and $90,590 for 2011, 2010 and 2009, respectively	$68,973	$124,192	$168,239
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of $43,237, $29,756 and $86,386 for 2011, 2010 and 2009 respectively	(80,297)	(55,262)	(160,432)
Other	(3,407)	7,287	(1,011)

Comprehensive income	$128,520	$274,719	$277,795

Net earnings	$143,251	$198,502	$270,999
Preferred dividends	—	—	6,158

Net earnings available to common stockholders	$143,251	$198,502	$264,841

Basic earnings per share*	$16.26	$21.85	$29.25
Diluted earnings per share*	$16.20	$21.85	$28.51

*	Amounts reflect subsequent common stock dividends.

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Three Years Ended December 31, 2011
	Preferred Stock	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	(in thousands, except share amounts)
Balance as of December 31, 2008
(8,860,327* shares of common stock issued; 76,513 in treasury)	299,429	8,349	742,863	87,249	(24,290)	1,533,089	2,646,689
Add (deduct):
Net earnings	—	—	—	—	—	270,999	270,999
Other comprehensive loss, net of tax:
Retirement plans	—	—	—	(1,011)	—	—	(1,011)
Change in unrealized appreciation of investments, net	—	—	—	7,807	—	—	7,807

Comprehensive income	—	—	—	6,796	—	270,999	277,795

Dividends paid	—	72	11,246	—	26,629	(44,630)	(6,683)
Stock based compensation	—	—	1,186	—	—	—	1,186
Treasury stock purchase	—	—	—	—	(75,856)	—	(75,856)
Preferred stock repurchase	(117,218)	—	—	—	—	—	(117,218)
Conversion of preferred stock	(182,211)	698	181,513	—	—	—	—
Other, net	—	(1)	(15,583)	—	7,192	—	(8,392)

Balance as of December 31, 2009
(9,486,749* shares of common stock issued; 258,013 in treasury)	—	9,118	921,225	94,045	(66,325)	1,759,458	2,717,521
Add (deduct):
Net earnings	—	—	—	—	—	198,502	198,502
Other comprehensive loss, net of tax:
Retirement plans	—	—	—	7,287	—	—	7,287
Change in unrealized appreciation of investments, net	—	—	—	68,930	—	—	68,930

Comprehensive income	—	—	—	76,217	—	198,502	274,719

Dividends paid	—		7,051	—	45,461	(53,060)	(548)
Stock based compensation	—	—	340	—	—	—	340
Treasury stock purchase	—	—	—	—	(83,135)	—	(83,135)
Other, net	—		200	—	4,313	(4,542)	(29)

Balance as of December 31, 2010
(9,300,448* shares of common stock issued; 351,532 in treasury)	$—	$9,118	$928,816	$170,262	$(99,686)	$1,900,358	$2,908,868
Add (deduct):
Net earnings	—	—	—	—	—	143,251	143,251
Other comprehensive loss, net of tax:
Retirement plans	—	—	—	(3,407)	—	—	(3,407)
Change in unrealized appreciation of investments, net	—	—	—	(11,324)	—	—	(11,324)

Comprehensive income	—	—	—	(14,731)	—	143,251	128,520

Dividends paid	—	—	8,408	—	49,405	(58,360)	(547)
Stock based compensation	—	—	101	—	—	—	101
Treasury stock purchase	—	—	—	—	(120,325)	—	(120,325)
Other, net	—	—	712	1	3,287	5,060	9,060

Balance as of December 31, 2011
(9,117,787 shares of common stock issued; 566,141 in treasury)	$—	$9,118	$938,037	$155,532	$(167,319)	$1,990,309	$2,925,677

*	Amounts reflect subsequent common stock dividends.

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities
Net earnings	$143,251	$198,502	$270,999
Adjustments to reconcile earnings from operations to net cash provided by operating activities:
Depreciation and amortization	27,045	33,816	32,358
Net realized capital (gains) losses	(127,141)	(97,374)	(320,389)
Other than temporary impairment losses	3,607	12,356	85,916
(Increase) decrease in reinsurance recoverable, net of reinsurance payable	24,412	92,582	78,520
(Increase) decrease in premium balances receivable	(18,931)	17,917	8,030
(Increase) decrease in ceded unearned premium reserves	1,119	16,648	24,689
(Increase) decrease in deferred acquisition costs	(2,845)	3,406	655
Increase (decrease) in unearned premiums	25,813	(49,979)	(40,161)
Increase (decrease) in loss and loss adjustment expenses	(15,707)	(192,237)	(57,611)
Other, net	33,018	25,231	60,419

Net adjustments	(49,610)	(137,634)	(127,574)

Net cash provided by operating activities	93,641	60,868	143,425

Cash flows from investing activities
Purchase of investments	(1,397,082)	(2,222,296)	(2,332,932)
Sales of investments	1,929,486	1,530,027	1,725,742
Maturities of investments	335,689	435,164	311,868
Purchases of property and equipment	(6,411)	(6,607)	(5,539)
Net change in short-term investments	(831,679)	(1,845)	373,442
Acquisition of equity method investments	—	(20,000)	—
Other, net	3,801	55,036	(913)

Net cash provided by (used in) investing activities	33,804	(230,521)	71,668

Cash flows from financing activities
Proceeds from issuance of Senior Notes	—	298,893	—
Debt issue costs paid	—	(2,736)	—
Treasury stock acquisitions	(120,325)	(83,135)	(75,856)
Convertible preferred stock acquisition	—	—	(117,358)
Convertible preferred stock dividends paid	—	—	(7,456)
Tax benefit on stock based compensation	645	513	312
Other, net	243	333	(334)

Net cash (used in) provided by financing activities	(119,437)	213,868	(200,692)

Net increase (decrease) in cash	8,008	44,215	14,401
Cash at beginning of period	76,741	32,526	18,125

Cash at end of period	$84,749	$76,741	$32,526

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$16,641	$—	$—
Income taxes paid (refunds received)	$32,850	$70,315	$105,478

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

On November 20, 2011, Alleghany signed a merger agreement with Transatlantic Holdings, Inc. (“Transatlantic”). The merger is expected to close in the first quarter of 2012. See Note 2 for further details.

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

As of December 31, 2011 and 2010, available-for-sale securities are recorded at fair value. Unrealized gains and losses during the year, net of the related tax effect applicable to available-for-sale securities, are excluded from earnings and reflected in comprehensive income and the cumulative effect is reported as a separate component of stockholders’ equity until realized. If the decline in fair value is deemed to be other than temporary, its cost-basis is written down to the fair value of the investment and recorded as an other-than-temporary impairment loss on the statement of earnings. In addition, any portion of such decline that relates to debt securities that is believed to arise from factors other than credit is to be recorded as a component of other comprehensive income.

Notes to Consolidated Financial Statements, continued

1. Summary of Significant Accounting Principles, continued

Net realized gains and losses on investments are determined in accordance with the specific identification method.

Other invested assets generally include: strategic equity investments in operating companies, which are accounted for under the equity method; partnership investments, which are accounted for as either available-for-sale or as an equity method investment; and loans receivable, which are carried at unpaid principal balance.

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

(e) Reinsurance Recoverables

AIHL’s insurance operating units reinsure a significant portion of the risks they underwrite in order to mitigate their exposure to losses, manage capacity and protect capital resources. Reinsuring loss exposures does not relieve AIHL’s insurance operating units from their obligations to policyholders. AIHL’s insurance operating units remain liable to their policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize their exposure to losses from a reinsurer’s inability to pay, AIHL’s insurance operating units evaluate the financial condition of their reinsurers upon placement of the reinsurance and periodically thereafter. In addition to considering the financial condition of their reinsurers, Alleghany and AIHL’s insurance operating units evaluate the collectibility of their reinsurance recoverables (and where appropriate, establish an allowance for estimated uncollectible reinsurance

Notes to Consolidated Financial Statements, continued

1. Summary of Significant Accounting Principles, continued

recoverables), based upon a number of factors. Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held by AIHL’s insurance operating units and other relevant factors. Amounts deemed to be uncollectible are written off against the allowance for estimated uncollectible reinsurance recoverables. As of December 31, 2011 and December 31, 2010, Alleghany did not record an allowance for estimated uncollectible reinsurance recoverables.

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

(h) Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net of amortization, is recorded as a result of business acquisitions. Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Goodwill and other intangible assets deemed to have an indefinite useful life are tested annually in the fourth quarter of every year for impairment. Goodwill and other intangible assets are also tested whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. A significant amount of judgment is required in performing goodwill and other intangible assets impairment tests. These tests include estimating the fair value of Alleghany’s operating units and other intangible assets. With respect to goodwill, a comparison is made between the estimated fair values of Alleghany’s operating units with their respective carrying amounts including goodwill. Under GAAP, fair value refers to the amount for which the entire operating unit may be bought or sold. The methods for estimating operating unit values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. All of these methods involve significant estimates and assumptions. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and a second step is performed to measure the

Notes to Consolidated Financial Statements, continued

1. Summary of Significant Accounting Principles, continued

amount of impairment. The second step involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of Alleghany’s operating units over the aggregate estimated fair values of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. Subsequent reversal of any goodwill impairment charge is not permitted. See Note 4 for information on this impairment as well as information on goodwill and other intangible assets.

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

(l) Earnings Per Share of Common Stock

Basic earnings per share of common stock are based on the average number of shares of common stock, par value $1.00 per share, of Alleghany (“Common Stock”) outstanding during the years ended December 31, 2011, 2010 and 2009, respectively, retroactively adjusted for stock dividends. Diluted earnings per share of Common Stock are based on those shares used to calculate basic earnings per share of Common Stock. Diluted earnings per share of Common Stock also include the dilutive effect of stock-based compensation awards, retroactively adjusted for stock dividends. See Note 12.

(m) Stock-Based Compensation Plans

The cost resulting from all stock-based compensation transactions is recognized in the financial statements, with fair value as the measurement objective in accounting for stock-based compensation arrangements. The fair value based measurement method applies in accounting for stock-based compensation transactions with employees. GAAP treats non-employee directors as employees for accounting purposes.

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

	2011	2010	2009
Expected volatility	23%	23%	23%
Expected dividends	—	—	—
Expected term (in years)	9	9	9
Risk-free rate	3.3%	3.8%	3.2%

See Note 10 for further information on stock option grants as well as information on all other types of stock-based compensation awards.

(n) Reclassification

Certain prior year amounts have been reclassified to conform to the 2011 presentation.

(o) Recent Accounting Standards

Recently Adopted

In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that provides for additional financial statement disclosure regarding financing receivables, including the credit quality and allowance for credit losses associated with such assets. This guidance is generally effective for interim and annual periods beginning after December 15, 2010, with certain disclosures effective for interim and annual periods ending on or after December 31, 2010. Alleghany fully adopted this guidance in the 2011 first quarter, and its implementation did not have any impact on its results of operations and financial condition.

Future Application of Accounting Standards

In December 2011, the FASB issued guidance on disclosure requirements related to offsetting arrangements. This guidance provides for additional financial statement disclosure regarding offsetting and related arrangements to enable financial statement users to understand the effect of those arrangements on an entity’s financial position. This guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013. Alleghany will adopt this guidance in the 2013 first quarter, and Alleghany does not currently believe that its implementation will have an impact on its results of operations and financial condition.

In September 2011, the FASB issued revised guidance on the testing of goodwill for impairment. This guidance simplifies how an entity tests goodwill for impairment by allowing an entity to first make a qualitative assessment to determine whether it is necessary to perform quantitative testing. Based on the results of such assessment, an entity will no longer be required to perform quantitative testing if it is more likely than not that the fair value of a reporting unit is greater than its carrying value. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Alleghany will adopt this guidance in the 2012 first quarter, and Alleghany does not currently believe that its implementation will have an impact on its results of operations and financial condition.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance increases the prominence of other comprehensive income in the financial statements and eliminates the current

Notes to Consolidated Financial Statements, continued

1. Summary of Significant Accounting Principles, continued

option to report other comprehensive income and its components in the statement of changes in equity, and does not change the items that must be reported in other comprehensive income. This guidance is generally effective for interim and annual periods beginning after December 15, 2011. Alleghany will adopt this guidance in the 2012 first quarter, and Alleghany does not currently believe that its implementation will have an impact on its presentation of its financial statements.

In May 2011, the FASB issued guidance that addresses requirements for measuring fair value. Among other things, this guidance clarifies that the “highest and best use” valuation premise applies only to non-financial assets, and that premiums or discounts should be applied to valuations of an individual asset or liability only when market participants would do so. This guidance also permits measurement of fair value of financial instruments (that are carried at fair value) based on an entity’s net exposure to a particular market or credit risk on a net basis if there is evidence that the entity manages its financial instruments in this way. This guidance provides for additional financial statement disclosure regarding fair value measurements, including disclosure involving transfers between categories within the fair value hierarchy, and quantitative and qualitative information about fair value measurements that involve a significant degree of judgment. This guidance is effective for interim and annual periods ending after December 15, 2011. Alleghany will adopt this guidance in the first quarter of 2012, and Alleghany does not currently believe its implementation will have a material impact on its results of operations and financial condition.

In October 2010, the FASB issued guidance that provides additional clarification for costs associated with acquiring or renewing insurance contracts. This guidance states that only incremental, direct costs associated with the successful acquisition of a new or renewal insurance contract may be capitalized as deferred acquisition costs. Furthermore, such costs: (i) must be essential to the contract transaction; (ii) would not have been incurred had the contract transaction not occurred; and (iii) must be related directly to the acquisition activities involving underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in separate “direct response” advertising guidance within GAAP are met. All other acquisition-related costs and other expenses should be charged to expense as incurred. This guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted (but only at the beginning of an entity’s annual reporting period). Alleghany will adopt this guidance prospectively in the 2012 first quarter, and Alleghany does not currently believe that its implementation will have a material impact on its results of operations and financial condition.

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

2. Merger

On November 20, 2011, Alleghany entered into an Agreement and Plan of Merger (the “merger agreement”) with its wholly-owned subsidiary, Shoreline Merger Sub, LLC, which was subsequently converted into a corporation (“Merger Sub”), and Transatlantic. The merger agreement provides for the merger of Transatlantic with and into Merger Sub (the “merger”) with Merger Sub continuing as the surviving company and a wholly-owned subsidiary of Alleghany’s. Subject to the terms and conditions of the merger agreement, the stockholders of Transatlantic will receive aggregate consideration valued at $59.79 per share (based on the

Notes to Consolidated Financial Statements, continued

2. Merger, continued

closing price of Alleghany’s Common Stock, on November 18, 2011), or approximately $3.4 billion. Each outstanding share of Transatlantic common stock, par value $1.00 per share, will be exchanged for per-share consideration consisting of 0.145 share of Common Stock and $14.22 in cash (or $816.0 million in total cash consideration). Transatlantic stockholders may elect to receive cash or stock consideration, subject to proration in the event of oversubscription. The stock consideration is expected to be tax free to Transatlantic stockholders. The actual value of the merger consideration to be paid at the closing of the merger will depend on the average closing price of Common Stock in the five business days prior to closing, as more fully described in the merger agreement.

Transatlantic is a leading international reinsurance organization headquartered in New York, with operations on six continents. Its subsidiaries, Transatlantic Reinsurance Company, Trans Re Zurich Reinsurance Company Ltd. and Putnam Reinsurance Company, offer reinsurance capacity on both a treaty and facultative basis — structuring programs for a full range of property and casualty products, with an emphasis on specialty risks.

In the merger, each outstanding stock option to acquire Transatlantic common stock will be canceled in exchange for the right to receive a cash payment based on the Black-Scholes value of the outstanding stock options on the closing date. Outstanding Transatlantic restricted stock unit awards will be converted into a cash award based on the per share amount with the same terms and conditions as the related Transatlantic restricted stock unit award, that will either be (i) deemed notionally invested in the equity of the surviving company, (ii) with respect to continuing directors, deemed notionally invested in Common Stock, or (iii) maintained in a cash account and continue to vest on the existing vesting schedule.

Upon consummation of the merger, the Alleghany Board of Directors will consist of all 11 members from its existing Board of Directors and three additional members from the Board of Directors of Transatlantic. Each of Alleghany and Transatlantic is required, among other things, not to solicit alternative business combination transactions and, subject to certain exceptions, not engage in discussions or negotiations regarding an alternative business combination transactions.

On February 6, 2012, Alleghany stockholders approved the issuance of Common Stock in connection with the merger and Transatlantic approved the merger and certain related matters. The merger is subject to certain customary conditions, including, listing of the shares of Common Stock to be issued in the merger on the New York Stock Exchange and receipt of required regulatory approvals. Alleghany expects that the merger will close in the first quarter of 2012.

Both Alleghany and Transatlantic may terminate the merger agreement under certain specified circumstances. If the merger agreement is terminated due to certain breaches of the merger agreement by a party, that party may be required to reimburse the other party up to $35 million.

Alleghany incurred due diligence, legal, investment bank and other merger-related costs of $19.3 million in the fourth quarter of 2011 in connection with the pending merger. Such costs are reported as a component of corporate administration. In the first quarter of 2012 and upon the closing of the merger, Alleghany expects to incur additional estimated costs of $30.7 million, including $18.0 million payable to Alleghany’s investment bankers.

Notes to Consolidated Financial Statements, continued

3. Investments

Available-for-sale securities as of December 31, 2011 and 2010 are summarized as follows (in millions):

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2011
Consolidated
Equity securities:
Common stock(1)	$775.8	$121.4	$(26.2)	$871.0
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	260.6	7.2	—	267.8
Mortgage and asset-backed securities(2)	816.5	47.3	(3.3)	860.5
States, municipalities and political subdivision bonds	1,038.2	75.7	(0.3)	1,113.6
Foreign bonds	81.8	2.2	(0.5)	83.5
Corporate bonds and other	341.8	14.4	(2.1)	354.1

	2,538.9	146.8	(6.2)	2,679.5

Short-term investments	1,096.5	—	—	1,096.5

	$4,411.2	$268.2	$(32.4)	$4,647.0

Industry Segment
AIHL insurance group	$3,918.8	$228.7	$(32.4)	$4,115.1
Corporate activities	492.4	39.5	—	531.9

	$4,411.2	$268.2	$(32.4)	$4,647.0

Notes to Consolidated Financial Statements, continued

3. Investments, continued

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2010
Consolidated
Equity securities:
Common stock(1)	$1,310.0	$196.3	$(5.6)	$1,500.7
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	334.4	4.6	(1.2)	337.8
Mortgage and asset-backed securities(2)	841.0	31.8	(6.3)	866.5
States, municipalities and political subdivision bonds	1,058.1	25.4	(15.0)	1,068.5
Foreign bonds	112.7	2.4	(0.9)	114.2
Corporate bonds and other	431.9	14.9	(1.4)	445.4

	2,778.1	79.1	(24.8)	2,832.4

Short-term investments	264.8	—	—	264.8

	$4,352.9	$275.4	$(30.4)	$4,597.9

Industry Segment
AIHL insurance group	$3,760.3	$232.7	$(30.4)	$3,962.6
Corporate activities	592.6	42.7	—	635.3

	$4,352.9	$275.4	$(30.4)	$4,597.9

(1)	Of the $871.0 million of fair value as of December 31, 2011, $573.3 million related to certain energy sector businesses. Of the $1,500.7 million of fair value as of December 31, 2010, $1,004.8 million related to certain energy sector businesses.

(2)	Of the $860.5 million of fair value as of December 31, 2011, $497.3 million related to residential mortgage-backed securities, or “RMBS,” $144.7 million related to commercial mortgage-backed securities, or “CMBS” and $218.5 million related to other asset-backed securities. Of the $866.5 million of fair value as of December 31, 2010, $499.9 million related to RMBS, $173.4 million related to CMBS and $193.2 million related to other asset-backed securities.

The amortized cost and estimated fair value of debt securities as of December 31, 2011 by contractual maturity are shown below (in millions). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Short-term investments due in one year or less	$1,096.5	$1,096.5

Mortgage and asset-backed securities	816.5	860.5

Debt securities
One year or less	91.9	93.2
Over one through five years	591.9	612.9
Over five through ten years	624.2	674.9
Over ten years	414.4	438.0
Equity securities	775.8	871.0

	$4,411.2	$4,647.0

Notes to Consolidated Financial Statements, continued

3. Investments, continued

The proceeds from sales of available-for-sale securities were $1.9 billion, $1.5 billion and $1.7 billion, in 2011, 2010 and 2009, respectively. The amount of gross realized capital gains and gross realized capital losses of available-for-sale securities (primarily equity securities) for 2011, 2010 and 2009 were (in millions):

	2011	2010	2009
Gross realized gains	$161.1	$105.0	$338.5
Gross realized losses	(34.0)	(7.6)	(5.8)

Net realized gains	$127.1	$97.4	$332.7

The gross loss amounts exclude other-than-temporary impairment losses, as discussed below, and impairment losses incurred in 2009 relating to intangibles assets (See Note 4(a)). Realized gains and losses on investments are determined in accordance with the specific identification method. Gross gains relate primarily to the sales of equity securities.

Alleghany holds its equity and debt securities as available-for-sale, and as such, these securities are recorded at fair value. Alleghany continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If a decline in the value of a particular investment is deemed temporary, Alleghany records the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, Alleghany writes its cost-basis down to the fair value of the investment and records an other-than-temporary impairment loss on its statement of earnings, regardless of whether Alleghany continues to hold the applicable security. In addition, under GAAP, any portion of such decline that relates to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income.

Management’s assessment of a decline in value initially involves an evaluation of all securities that are in an unrealized loss position, regardless of the duration or severity of the loss, as of the applicable balance sheet date. Such initial review consists primarily of assessing whether:

(i)	there has been a negative news event with respect to the issuer of any such security that could indicate the existence of an other-than-temporary impairment;

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

Alleghany then evaluates all remaining equity securities that are in an unrealized loss position the cost of which:

(i)	exceeds their fair value by 20 percent or more as of the balance sheet date; or

(ii)	has exceeded fair value continuously for six (6) months or more preceding the balance sheet date.

This evaluation takes into account quantitative and qualitative factors in determining whether such securities are other-than-temporarily impaired including:

(i)	market valuation metrics associated with the equity security (e.g., dividend yield and price-to-earnings ratio);

Notes to Consolidated Financial Statements, continued

3. Investments, continued

(ii)	current views on the equity security, as expressed by either Alleghany’s internal stock analysts and/or by independent stock analysts or rating agencies; and

(iii)	discrete credit or news events associated with a specific company, such as negative news releases and rating agency downgrades with respect to the issuer of the investment.

To the extent that a debt security that is in an unrealized loss position is not impaired based on the initial review described above, and absent an intent to sell, Alleghany will consider a debt security to be impaired when it believes it to be probable that Alleghany will not be able to collect all amounts due under the security’s contractual terms.

Alleghany may ultimately record a realized loss after having originally concluded that the decline in value was temporary. Risks and uncertainties are inherent in the methodology Alleghany uses to assess other-than-temporary declines in value. Risks and uncertainties could include, but are not limited to, incorrect assumptions about financial condition, liquidity or future prospects, inadequacy of any underlying collateral, and unfavorable changes in economic conditions or social trends, interest rates or credit ratings.

Other-than-temporary impairment losses reflect impairment charges related to unrealized losses that were deemed to be other than temporary and, as such, are required to be charged against earnings. Other-than-temporary impairment losses for 2011 reflect $3.6 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $3.6 million, $3.1 million related to equity security holdings (primarily in the materials and financial services sectors), and $0.5 million related to debt security holdings (all of which were deemed to be credit-related). The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the declines in fair value of such securities relative to their cost as of the balance sheet date.

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

Of the $85.9 million of other-than-temporary impairment losses in 2009, $57.6 million related to equity security holdings in the energy sector, $16.5 million related to equity security holdings in various other sectors and $11.8 million related to debt security holdings (all of which were deemed to be credit-related). The determination that unrealized losses on such securities were other than temporary in 2009 was primarily based on the severity of the declines in fair value of such securities relative to cost as of the balance sheet date. Such severe declines were primarily related to a significant deterioration of U.S. equity market conditions during the latter part of 2008 and the first quarter of 2009, which abated somewhat in the remainder of 2009.

After adjusting the cost basis of securities for the recognition of other-than-temporary impairment losses, the gross unrealized investment losses for debt and equity securities as of December 31, 2011 were deemed to be temporary, based on, among other things:

•

the duration of time and the relative magnitude to which fair values of these investments has been below cost was not indicative of an other-than-temporary impairment loss (for example, no equity security was in a continuous unrealized loss position for twelve months or more as of December 31, 2011);

•	the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term prospects of the issuer of the investment; and

•	Alleghany’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

Notes to Consolidated Financial Statements, continued

3. Investments, continued

Such gross unrealized investment losses and related fair value for debt securities and equity securities as of December 31, 2011, as well as for December 31, 2010, were as follows (in millions):

	2011		2010
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Debt securities:
U.S. Government obligations
Less than 12 months	$—	$—	$49.7	$1.2
More than 12 months	—	—	—	—
Mortgage and asset-backed securities
Less than 12 months	33.4	0.5	170.8	2.8
More than 12 months	27.7	2.8	39.5	3.5
States, municipalities and political subdivision bonds
Less than 12 months	—	—	349.1	14.4
More than 12 months	6.8	0.3	7.7	0.6
Foreign bonds
Less than 12 months	7.6	0.3	45.2	0.9
More than 12 months	6.1	0.2	—	—
Corporate bonds and other
Less than 12 months	47.4	1.8	63.1	1.4
More than 12 months	5.1	0.3	—	—

Total debt securities
Less than 12 months	88.4	2.6	677.9	20.7
More than 12 months	45.7	3.6	47.2	4.1

Equity securities — Common Stock
Less than 12 months	275.5	26.2	139.5	5.6
More than 12 months	—	—	—	—

Equity securities — Preferred Stock
Less than 12 months	—	—	—	—
More than 12 months	—	—	—	—

Total temporarily impaired securities
Less than 12 months	363.9	28.8	817.4	26.3
More than 12 months	45.7	3.6	47.2	4.1

Total	$409.6	$32.4	$864.6	$30.4

As of December 31, 2011, Alleghany held a total of 56 debt and equity securities that were in an unrealized loss position, of which 13 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. Of the debt securities that were in an unrealized loss position, all were mortgage- and asset-backed securities and, to a lesser extent, states, municipalities and political subdivision bonds, foreign bonds and corporate bonds and other. As of December 31, 2011, substantially all of Alleghany’s debt securities were rated investment grade.

As of December 31, 2011, non-income producing invested assets were insignificant.

As of December 31, 2011 and 2010, investments carried at fair value totaling $272.8 million and $322.1 million, respectively, were on deposit with various states or governmental agencies to comply with applicable state insurance regulations. Both amounts include $40.0 million that was contributed by AIHL to PCC on September 27, 2010, and these funds were used to increase PCC’s workers’ compensation deposit.

Notes to Consolidated Financial Statements, continued

3. Investments, continued

Net investment income was as follows (in millions):

	2011	2010	2009
Interest income	$100.0	$108.6	$113.7
Dividend income	37.8	23.2	15.2
Investment expenses	(6.8)	(5.5)	(7.2)
Equity in losses of Homesite	(20.2)	(3.2)	(1.1)
Equity in losses of ORX	(1.6)	(2.0)	(21.9)
Other investment (loss) income	(0.3)	3.9	3.2

	$108.9	$125.0	$101.9

Homesite losses in 2011 primarily reflect the impact of increased homeowners insurance claims from severe weather, particularly tornados, in the southeastern and midwestern U.S. in April and May 2011, as well as from Hurricane Irene, which affected the east coast of the U.S. in August 2011. Homesite losses in 2011 also reflect a tax valuation adjustment. Homesite losses in 2010 and 2009 primarily reflect the impact of increased homeowners insurance claims from severe weather and ongoing purchase accounting adjustments.

The $21.9 million of losses in 2009 for ORX were due primarily to asset impairment charges incurred as of December 31, 2008, but finalized in the 2009 third quarter, arising from relatively low energy prices as of December 31, 2008.

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

In connection with impairment testing of goodwill and other intangible assets as of December 31, 2008, Alleghany determined that the $48.7 million of goodwill associated with Alleghany’s acquisition of PCC was impaired in its entirety. As a result, as of December 31, 2008, Alleghany recorded a non-cash charge of $48.7 million, which represents the entire PCC goodwill balance at such date. PCC also recorded a pre-tax, non-cash impairment charge of $11.2 million in the 2009 second quarter, representing the entire carrying value of PCC’s trade names (originally determined to have indefinite useful lives), renewal rights, distribution rights and database development, net of accumulated amortization.

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

(d) Transatlantic

See Note 2.

(e) Goodwill and Intangible Assets

The amount of goodwill and intangible assets, net of accumulated amortization expense, reported on Alleghany’s consolidated balance sheets as of December 31, 2011 and 2010 is as follows (in millions):

		2011			2010
	Gross carrying value*	Accumulated amortization	Net carrying value*	Gross carrying value*	Accumulated amortization	Net carrying value*
AIHL insurance group — Goodwill	$48.1	$—	$48.1	$48.1	$—	$48.1

AIHL insurance group — Intangible assets:
Agency relationships	$21.7	$7.1	$14.6	$21.7	$6.0	$15.7
State insurance licenses	25.8	—	25.8	25.8	—	25.8
Trade names	35.5	—	35.5	35.5	—	35.5
Brokerage and reinsurance relationships	33.8	19.1	14.7	33.8	16.9	16.9
Renewal and distribution rights	24.3	24.0	0.3	24.3	24.0	0.3
Other	4.1	4.1	—	4.1	4.1	—

	145.2	54.3	90.9	145.2	51.0	94.2

Goodwill and other intangible assets	$193.3	$54.3	$139.0	$193.3	$51.0	$142.3

*	Goodwill and intangible assets exclude amounts written down in prior years. See Note 4(a).

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

Notes to Consolidated Financial Statements, continued

5. Reinsurance, continued

AIHL’s insurance operating units would remain liable to their policyholders for such reinsurance portion not paid by their reinsurers.

RSUI. In 2011, RSUI ceded 36.4 percent of its gross premiums written to reinsurers. Although the net amount of loss exposure retained by RSUI varies by line of business, in general, as of December 31, 2011, RSUI retained a maximum net exposure for any single property risk of $19 million and any single casualty risk of $10.0 million, with the exception of losses arising from acts of foreign terrorism.

RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. Under its surplus share treaties, which generally provide coverage on a risk attaching basis (the treaties cover policies which become effective during the treaty coverage period) from January 1 to December 31, RSUI is indemnified on a pro rata basis against covered property losses. The amount indemnified is based on the proportionate share of risk ceded after consideration of a stipulated dollar amount of “line” for RSUI to retain in relation to the entire limit written. Under RSUI’s 2011-2012 per risk reinsurance program, which generally provides coverage on an annual basis for losses occurring from May 1 to the following April 30, RSUI is reinsured for $90.0 million in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance and subject to a 10 percent co-participation by RSUI.

RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2011. RSUI renewed all of its catastrophe reinsurance program for the 2011-2012 period, and the new reinsurance program is similar to the expired program. The new reinsurance program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 47.0 percent co-participation by RSUI (compared with a 33.0 percent co-participation under the expired program), in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5.0 percent co-participation by RSUI (the same percent co-participation as under the expired program), in excess of $200.0 million.

RSUI reinsures its other lines of business through quota share treaties, except for professional liability, binding authority and (effective April 15, 2011) the general liability lines where RSUI retains all of such business. RSUI’s quota share reinsurance treaty for umbrella/excess lines of business renewed on June 1, 2011 on the same terms as the expiring treaty, providing coverage for policies with limits up to $30.0 million, with RSUI ceding 35.0 percent of the premium and loss for policies with limits up to $15.0 million and ceding 67.5 percent of the premium and loss for policies with limits in excess of $15.0 million up to $30.0 million. RSUI’s D&O quota share reinsurance treaty renewed on July 1, 2011 on the same terms as the expiring treaty, providing coverage for policies with limits up to $20.0 million, with RSUI ceding 35.0 percent of the premium and loss for policies with limits up to $10.0 million and ceding 60.0 percent of the premium and loss for policies with limits in excess of $10.0 million up to $20.0 million.

CATA. CATA uses reinsurance to protect against severity losses. In 2011, CATA reinsured with various reinsurers individual property and casualty and contract surety risks in excess of $1.5 million. As of December 1, 2011, the commercial surety line was reinsured for individual losses above $1.5 million. In addition, CATA purchases facultative reinsurance coverage for property and casualty risks in excess of $6.0 million and for commercial surety risks in excess of $15.0 million.

PCC. As of April 1, 2010, PCC ceased purchasing reinsurance as a result of its withdrawal from writing direct business. Prior to April 1, 2010, PCC used reinsurance to protect against catastrophe losses.

Notes to Consolidated Financial Statements, continued

5. Reinsurance, continued

(b) AIHL Reinsurance Recoverables

Reinsurance recoverables as of December 31, 2011 and 2010 consist of the following (in millions):

	2011	2010
Reinsurance recoverables on paid losses	$21.0	$25.9
Ceded outstanding loss and loss adjustment expenses	831.8	847.4

Total reinsurance recoverables	$852.8	$873.3

Information regarding concentration of AIHL’s reinsurance recoverables as of December 31, 2011 is as follows (dollars in millions):

Reinsurer(1)	Rating(2)	Dollar Amount	Percentage
Swiss Re	A+(Superior)	$152.1	17.8%
Platinum Underwriters Holdings, Ltd.	A (Excellent)	95.3	11.2%
PartnerRe Ltd.	A+(Superior)	89.3	10.5%
All other reinsurers		516.1	60.5%

Total	(3)	$852.8	100.0%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.

(2)	Represents the A.M. Best rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.

(3)	Approximately 99.0 percent of AIHL’s reinsurance recoverables balance as of December 31, 2011 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher.

As of December 31, 2011, AIHL also had fully collateralized reinsurance recoverables of $66.8 million due from Darwin, now a subsidiary of AWAC. The A.M. Best financial strength rating of Darwin was A (Excellent) as of December 31, 2011. AIHL had no allowance for uncollectible reinsurance as of December 31, 2011.

Ceded loss recoveries for AIHL included in Alleghany’s consolidated statements of earnings were $140.1 million, $119.4 million and $197.1 million as of December 31, 2011, 2010 and 2009, respectively.

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

Platte River. On January 3, 2002, Alleghany acquired Platte River from Swiss Reinsurance America Corporation (“Swiss Re America”) pursuant to a Stock Purchase Agreement dated as of December 5, 2001, and transferred Platte River to AIHL pursuant to a Contribution Agreement dated January 3, 2002. The Stock Purchase Agreement provides that Swiss Re America shall indemnify and hold harmless Alleghany, AIHL and Platte River and their respective directors, officers and employees from and against any and all liabilities arising out of binders, policies, and contracts of insurance issued by Platte River to the date of closing under the Stock Purchase Agreement. AIHL recorded a reinsurance recoverable and a corresponding loss reserve liability in the amount of $181.3 million at the time it acquired Platte River. Such reinsurance recoverable and loss reserve liability may change as losses are reported. Such amounts were $13.4 million, $15.7 million and $17.9 million for Platte River as of December 31, 2011, 2010 and 2009, respectively.

Notes to Consolidated Financial Statements, continued

5. Reinsurance, continued

Landmark. On September 2, 2003, RIC acquired Landmark from Guaranty National Insurance Company (“Guaranty National”) pursuant to a Stock Purchase Agreement dated as of June 6, 2003. In contemplation of the sale of Landmark to RIC, Landmark and Royal Indemnity Company, an affiliate of Guaranty National (“Royal Indemnity”), entered into a 100 percent Quota Share Reinsurance Agreement and an Assumption of Liabilities Agreement, each dated as of September 2, 2003. Pursuant to these two agreements, Royal Indemnity assumed all of Landmark’s liabilities of any nature arising out of or relating to all policies, binders, and contracts of insurance issued in Landmark’s name prior to the closing under the Stock Purchase Agreement, and all other liabilities of Landmark. The reinsurance recoverable and loss reserve liability recorded was $2.1 million, $2.4 million and $5.4 million as of December 31, 2011, 2010 and 2009, respectively.

(d) AIHL Premium Activity

The following table indicates property and casualty premiums written and earned for the years ended December 31, 2011, 2010 and 2009 (in millions):

	Written	Earned
2011
Premiums direct	$1,088.6	$1,069.1
Premiums assumed	$52.4	$45.9
Premiums ceded	$366.3	$367.4
2010
Premiums direct	$1,080.5	$1,131.7
Premiums assumed	$23.5	$21.0
Premiums ceded	$367.8	$384.6
2009
Premiums direct	$1,238.8	$1,278.9
Premiums assumed	$20.3	$19.1
Premiums ceded	$428.3	$453.0

Notes to Consolidated Financial Statements, continued

6. Liability for Loss and Loss Adjustment Expenses

Activity in liability for loss and LAE in 2011, 2010 and 2009 is summarized as follows (in millions):

	2011	2010	2009
Reserves as of January 1	$2,328.7	$2,521.0	$2,578.6
Less: reinsurance recoverables*	847.4	947.7	1,008.3

Net reserves	1,481.3	1,573.3	1,570.3

Incurred loss, net of reinsurance, related to:
Current year	455.8	411.6	460.0
Prior years	(25.8)	(33.7)	(17.9)

Total incurred loss, net of reinsurance	430.0	377.9	442.1

Paid loss, net of reinsurance, related to:
Current year	84.4	81.2	83.5
Prior years	345.7	388.7	355.6

Total paid loss, net of reinsurance	430.1	469.9	439.1

Reserves, net of reinsurance recoverables, as of December 31	1,481.2	1,481.3	1,573.3
Reinsurance recoverables as of December 31*	831.8	847.4	947.7

Reserves, gross of reinsurance recoverables, as of December 31	$2,313.0	$2,328.7	$2,521.0

*	Reinsurance recoverables in this table include only ceded loss reserves.

Gross Reserves. Gross loss and LAE reserves as of December 31, 2011 decreased slightly from December 31, 2010, primarily reflecting reserve decreases in the casualty and workers’ compensation lines of business, largely offset by reserve increases in the property lines of business. The decrease in the casualty gross loss and LAE reserves was $39.6 million, and primarily reflects the impact of releases in gross loss and LAE reserves by RSUI during 2011 related to prior accident years, partially offset by the impact of increases in gross loss and LAE reserves by CATA during 2011 related to prior accident years. The decrease in workers’ compensation gross loss and LAE reserves was $19.2 million, and primarily reflects the impact of PCC ceasing to solicit new or renewal business on a direct basis commencing August 1, 2009, partially offset by an increase in gross loss and LAE reserves by PCC as of June 30, 2011 and December 31, 2011 related to prior accident years. The increase in property gross loss and LAE reserves was $42.3 million, and is due to increases in case reserves related primarily to significant catastrophe and other large losses incurred in 2011, partially offset by claim payments made by RSUI in 2011 related to catastrophe losses in prior years. Such claim payments caused RSUI to reduce its case reserves from prior accident years, primarily related to 2008 third quarter hurricane losses.

Gross loss and LAE reserves as of December 31, 2010 decreased $192.3 million from December 31, 2009 due primarily to reserve decreases in the property lines of business of $99.0 million and reserve decreases in workers’ compensation lines of business of $59.2 million. The decrease in property gross loss and LAE reserves is mainly due to loss payments made by RSUI on hurricane related losses incurred in prior years. The decrease in workers’ compensation gross loss and LAE reserves primarily reflects the impact of PCC’s decision in June 2009 to cease soliciting new or renewal business on a direct basis commencing August 1, 2009.

Notes to Consolidated Financial Statements, continued

6. Liability for Loss and Loss Adjustment Expenses, continued

The above reserve changes included (decreases) increases prior year net reserves, which are summarized as follows (in millions):

	2011	2010
RSUI:
Net casualty reserve (releases)	$(56.2)	$(33.9)
Property and other, net	(3.3)	(9.3)

	$(59.5)	$(43.2)
CATA:
Net insurance reserve increases (releases)	$5.0	$(0.4)
Reinsurance assumed reserve release	—	(3.5)

	$5.0	$(3.9)
PCC:
Net workers’ compensation increases	$28.4	$12.5
All other, net	0.3	0.9

	$28.7	$13.4
Total incurred related to prior years	$(25.8)	$(33.7)

The more significant prior year adjustments affecting 2011 and 2010 are summarized as follows:

•

For RSUI, loss and LAE for 2011 reflect a net $56.2 million release of prior accident year casualty loss reserves, compared with a net $33.9 million release of prior accident year casualty loss reserves during 2010. The $56.2 million release relates primarily to the umbrella/excess, general liability and professional liability lines of business, primarily for the 2003 through 2008 accident years, and reflects favorable loss emergence, compared with loss emergence patterns assumed in earlier periods for such lines of business. Specifically, cumulative losses for such lines of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be higher through the balance sheet date than the actual cumulative losses through that date. The amount of lower cumulative losses, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 2.3 percent. Such reduction did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for its general liability and professional liability lines of business earned in 2011. Such reserve releases were partially offset by an increase in loss reserves in the directors and officers (“D&O”) liability line of business in the 2011 third quarter, primarily reflecting adverse legal developments associated with a large claim from the 2007 accident year. Such increase did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for its D&O liability line of business earned in 2011.

For RSUI, the $33.9 million net release of prior accident year casualty loss reserves in 2010 consisted of a $41.4 million reserve release, partially offset by a $7.5 million reserve increase. The $41.4 million reserve release relates primarily to the general liability and professional liability lines of business primarily for the 2003 through 2007 accident years and reflects favorable loss emergence, compared with loss emergence patterns assumed in earlier periods for such lines of business. The $7.5 million reserve increase in loss reserves related to an increase in estimated ultimate 2007 accident year losses for the D&O liability line of business, reflecting, in part, unfavorable loss emergence on certain sub-prime mortgage industry claims.

•

For RSUI, loss and LAE for 2011 and 2010 also include a net $3.3 million and $9.3 million release of prior accident year loss reserves, respectively, primarily related to a re-estimation of case and IBNR reserves in the property line of business. For 2011, the net $3.3 million reserve release primarily reflects significant net reserve releases in non-catastrophe property reserves and unallocated LAE, partially offset by reserve increases related to prior year catastrophes. For 2010, the net $9.3 million reserve release primarily reflects significant net reserve releases in non-catastrophe property reserves,

Notes to Consolidated Financial Statements, continued

6. Liability for Loss and Loss Adjustment Expenses, continued

partially offset by a $16.3 million reserve increase related to prior year catastrophes. Of the $16.3 million, $5.3 million was recorded in the 2010 second quarter and related to the third quarter 2008 hurricanes, and $11.0 million was recorded throughout 2010 and related to the third quarter 2005 hurricanes.

•

For CATA, loss and LAE for 2011 reflect a net $5.0 million increase of prior accident year loss reserves (related primarily to the casualty lines of business), compared with a $0.4 million release of prior accident year loss reserves during 2010 (related primarily to the surety lines of business). The $5.0 million net reserve increase consists of a $14.6 million increase in reserves related to certain specialty property and casualty classes of business through a program administrator in connection with a program where notice of termination of such program has been given (“Terminated Program Business”), partially offset by a $9.6 million net reserve release in certain of CATA’s casualty lines of business. The reserve increase in the Terminated Program Business reflects unfavorable loss emergence, primarily in the 2009 and 2010 accident years, compared with loss emergence patterns assumed in earlier periods for such business. The net $5.0 million increase of prior accident year loss reserves did not impact the assumptions used in estimating CATA’s loss and LAE liabilities for business earned in 2011.

•

For CATA, loss and LAE for 2010 reflect a $3.5 million reserve release reflecting favorable loss emergence for asbestos and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976, based on a reserve study that was completed in the 2010 second quarter.

•

For PCC, loss and LAE for 2011 reflect a $28.4 million increase of prior accident year workers’ compensation net loss reserves, compared with a $12.5 million reserve increase of prior accident year workers’ compensation loss reserves during 2010. Of the $28.4 million increase, $15.0 million was recorded in the 2011 second quarter and $13.4 million was recorded in the 2011 fourth quarter, as follows (in millions):

	Three months ended:		Twelve months ended
	June 30, 2011	December 31, 2011	December 31, 2011
Adverse claims emergence	$10.0	$4.2	$14.2
Increases in allocated LAE	3.0	6.4	9.4
Increases in unallocated LAE	—	2.8	2.8
Decrease in ceded loss and LAE reserves	2.0	—	2.0

	$15.0	$13.4	$28.4

PCC’s adverse claims emergence relates to an unanticipated increase in medical claims emergence and an absence of anticipated favorable indemnity claims emergence. PCC had anticipated favorable indemnity claims emergence based upon prior claims development experience which indicated that injured workers would be returning to work, curtailing lost wage costs. PCC believes the weak California employment environment has hindered the ability of injured workers to return to work and indirectly influenced indemnity claims. The increases in allocated and unallocated LAE reserves primarily reflect increased use of outside counsel to assist in the settlement process and higher litigation costs caused by recent Workers’ Compensation Appeals Board decisions. The decrease in ceded loss and LAE reserves was based on a second quarter 2011 review of reinsurance coverage estimates, which also resulted in a $1.1 million decrease in ceded premiums earned, thereby increasing net premiums earned in the 2011 second quarter.

For PCC, the $12.5 million increase in loss and LAE for 2010 relates primarily to a decrease in ceded loss and LAE reserves based on a fourth quarter 2010 review of reinsurance coverage estimates and, to a lesser extent, an increase in unallocated LAE reserves, which also resulted in a $5.0 million decrease in ceded premiums earned, thereby increasing net premiums earned in 2010.

Notes to Consolidated Financial Statements, continued

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

(b) Credit Agreement

On September 9, 2010, Alleghany entered into a three-year credit agreement (the “Credit Agreement”) with a bank syndicate, providing commitments (the “Commitments”) for a two tranche revolving credit facility in an aggregate principal amount of up to $100.0 million, consisting of (i) a secured credit facility (“Tranche A”), subject to a borrowing base as set forth in the Credit Agreement, in an aggregate principal amount of up to $50.0 million and (ii) an unsecured credit facility (“Tranche B”) in an aggregate principal amount of up to $50.0 million. The Commitments under the Credit Agreement are scheduled to terminate on September 9, 2013 (the “Maturity Date”), unless earlier terminated. Borrowings under the Credit Agreement are available for working capital and general corporate purposes. Alternate Base Rate Borrowings under the Credit Agreement bear interest at (x) the greatest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.5 percent or (c) an adjusted London Interbank Overnight (“LIBO”) rate for a one month interest period on such day plus 1 percent, plus (y) a specified margin (currently 0 basis points for Tranche A and 125 basis points for Tranche B). Eurodollar Borrowings under the Credit Agreement bear interest at an adjusted LIBO Rate for the interest period in effect plus a specified margin (currently 75 basis points for Tranche A and 225 basis points for Tranche B). The Credit Agreement requires that all loans be repaid in full no later than the Maturity Date. The Credit Agreement also requires Alleghany to pay a commitment fee each quarter in a range of between one fifth and one-half of one percent per annum, in each case based upon Alleghany’s credit ratings, on the daily unused amount of the Commitments of the relevant Tranche.

The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this nature. In this regard, the Credit Agreement requires Alleghany to, among other things, (i) maintain a consolidated net worth of not less than the sum of (x) approximately $2.0 billion plus (y) 50 percent of Alleghany’s accumulated, consolidated net earnings earned in each fiscal quarter (if positive) commencing September 30, 2010 and (ii) maintain a ratio of total indebtedness to total capital as of the end of each fiscal quarter of not greater than 0.25 to 1.0. Additionally, the Credit Agreement contains various negative covenants with which Alleghany must comply, including, but not limited to, limitations respecting the creation of liens on any property or asset; the incurrence of indebtedness; mergers, consolidations, liquidations and dissolutions; change of business; sales of assets; transactions with affiliates; and other provisions customary in similar types of agreements. There were no borrowings under the Credit Agreement during 2010 or 2011.

Notes to Consolidated Financial Statements, continued

8. Income Taxes

Income tax expense (benefit) consists of the following (in millions):

	Federal	State and Foreign	Total
2011
Current	$45.8	$1.6	$47.4
Deferred	0.3	(0.2)	0.1

	$46.1	$1.4	$47.5

2010
Current	$63.9	$2.6	$66.5
Deferred	11.3	1.1	12.4

	$75.2	$3.7	$78.9

2009
Current	$123.3	$2.4	$125.7
Deferred	(1.1)	(0.2)	(1.3)

	$122.2	$2.2	$124.4

The difference between the federal income tax rate and the effective income tax rate is as follows:

	2011	2010	2009
Federal income tax rate	35.0%	35.0%	35.0%
Foreign tax credit and other adjustments	(0.9)	(1.7)	—
Income subject to dividends-received deduction	(4.0)	(1.8)	(0.8)
Tax-exempt interest	(5.7)	(4.3)	(3.5)
State taxes, net of federal tax benefit	0.4	1.0	0.4
Other, net	0.1	0.2	0.4

Effective income tax rate	24.9%	28.4%	31.5%

The lower effective tax rate in 2011 primarily reflects the impact of higher dividends received deductions and lower pre-tax earnings in 2011, partially offset by the absence of a foreign tax benefit which was significant in 2010. The lower effective income tax rate in 2010 compared with 2009 primarily reflects the recognition of a permanent tax benefit in the 2010 first quarter. This permanent tax benefit related to a finalization of Alleghany’s unused foreign tax credits arising from Alleghany’s prior ownership of World Minerals, Inc. which was sold on July 14, 2005. The lower effective income tax rate in 2010 compared with 2009 also reflects increased tax benefits associated with dividends and tax-exempt income.

Notes to Consolidated Financial Statements, continued

8. Income Taxes, continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2011 and 2010 are as follows (in millions):

	2011	2010
Deferred tax assets
State net operating loss carry forward	$15.2	$15.2
Reserves for capitalized real estate	4.0	3.7
Expenses deducted for tax purposes when paid	1.8	1.9
Other than temporary impairment	10.5	21.7
Property and casualty loss reserves	58.9	62.6
Unearned premium reserves	28.8	26.8
Compensation accruals	71.7	70.4
Other	30.4	14.2

Gross deferred tax assets before valuation allowance	$221.3	$216.5

Valuation allowance	(15.2)	(15.0)

Gross deferred tax assets	$206.1	$201.5

Deferred tax liabilities
Unrealized gain on investments	$81.9	$84.8
Tax over book depreciation	4.1	1.1
Deferred gains	2.4	2.5
Deferred acquisition costs	25.1	24.0
Purchase accounting adjustments	3.8	4.1
Other	7.8	7.9

Gross deferred tax liabilities	$125.1	$124.4

Net deferred tax assets	$81.0	$77.1

A valuation allowance is provided against deferred tax assets when, in the opinion of Alleghany management, it is more likely than not that some portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance is maintained for certain state tax items. Alleghany has recognized $15.2 million of deferred tax assets for state net operating and capital loss carryovers. A valuation allowance of $15.2 million has been established against these deferred tax assets since Alleghany does not currently anticipate generating sufficient income in the various states to absorb these loss carryovers.

Alleghany’s income tax returns are not currently under examination by the Internal Revenue Service. Alleghany’s 2010, 2009 and 2008 income tax returns remain open to examination.

Alleghany believes that, as of December 31, 2011, there were no material uncertain tax positions that would require disclosure under GAAP.

9. Stockholders’ Equity

(a) Mandatory Convertible Preferred Stock

On June 23, 2006, Alleghany completed an offering of 1,132,000 shares of its 5.75% mandatory convertible preferred stock (the “Preferred Stock”) at a public offering price of $264.60 per share, resulting in net proceeds of $290.4 million. On June 15, 2009, all outstanding shares of Preferred Stock were mandatorily converted into shares of Common Stock. Each outstanding share of Preferred Stock was automatically converted into 1.0139 shares of Common Stock based on the arithmetic average of the daily volume-weighted average price per share of Common Stock for each of the 20 consecutive trading days ending on June 10, 2009, or $260.9733 per share. Alleghany issued 698,009 shares of its Common Stock for the 688,621 shares of Preferred Stock that were

Notes to Consolidated Financial Statements, continued

9. Stockholders’ Equity, continued

outstanding at the date of the mandatory conversion. All of the foregoing per share data has not been adjusted for subsequent Alleghany Common Stock dividends.

(b) Common Stock and Preferred Stock Repurchases

In February 2008, Alleghany’s Board of Directors authorized the repurchase of shares of Common Stock, at such times and at prices as management determined advisable, up to an aggregate of $300.0 million. In November 2008, the authorization to repurchase Common Stock was expanded to include repurchases of Preferred Stock. As of December 31, 2010, this program had been fully utilized. In July 2010, in anticipation of such full utilization, Alleghany’s Board of Directors authorized the repurchase of additional shares of Common Stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million, upon such full utilization. Such share repurchase program terminated upon the entry into the merger agreement with Transatlantic in November 2011.

During 2011, Alleghany repurchased an aggregate of 399,568 shares of Common Stock in the open market for $120.3 million, at an average price per share of $301.14. During 2010, Alleghany repurchased an aggregate of 285,056 shares of Common Stock in the open market for $83.1 million, at an average price per share of $291.64. During 2009, Alleghany repurchased an aggregate of 295,463 shares of Common Stock in the open market for $75.9 million, at an average price per share of $256.73. Prior to the mandatory conversion date of June 15, 2009, Alleghany repurchased an aggregate of 442,998 shares of Preferred Stock in the open market for $117.4 million, at an average price per share of $264.92. All of the foregoing per share and average price data has not been adjusted for subsequent Alleghany Common Stock dividends.

(c) Regulatory Matters

As of December 31, 2011, $835.3 million of the equity of all of Alleghany’s subsidiaries was available for dividends or advances to Alleghany at the parent level. At that date, approximately $1.82 billion of Alleghany’s total equity of $2.93 billion was unavailable for dividends or advances to Alleghany from its subsidiaries. AIHL’s insurance operating units are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by them without prior approval of insurance regulatory authorities. Of the aggregate total equity of Alleghany’s insurance operating units as of December 31, 2011 of $1.85 billion, a maximum of $35.9 million was available for dividends without prior approval of the applicable insurance regulatory authorities.

Statutory net income of Alleghany’s insurance operating units was $147.4 million and $219.2 million for the years ended December 31, 2011 and 2010, respectively. Combined statutory capital and surplus of Alleghany’s insurance operating units was $1.6 billion and $1.6 billion as of December 31, 2011 and 2010, respectively.

10. Stock-Based Compensation Plans

(a) General

As of December 31, 2011, Alleghany had stock-based payment plans for parent-level employees and directors. As described in more detail below, parent-level, stock-based payments to current employees do not include stock options but consist only of restricted stock awards, including restricted stock units and performance share awards. Parent-level, stock-based payments to non-employee directors consist of annual awards of stock options and restricted stock, including restricted stock units. In addition, as of December 31, 2011, RSUI and PCC had their own stock-based payment plans, which are described below.

Amounts recognized as compensation expense in the consolidated statements of earnings and comprehensive income with respect to stock-based awards under plans for parent-level employees and directors were $2.8 million, $6.5 million and $6.9 million in 2011, 2010 and 2009, respectively. The amount of related

Notes to Consolidated Financial Statements, continued

10. Stock-Based Compensation Plans, continued

income tax benefit recognized as income in the consolidated statements of earnings and comprehensive income with respect to these plans was $1.0 million, $2.3 million and $2.4 million in 2011, 2010 and 2009, respectively. In 2011, 2009 and 2009, $1.8 million, $2.1 million and $3.8 million of Common Stock at fair market value, respectively, and $5.8 million, $2.9 million and $2.1 million of cash, respectively, was paid by Alleghany under plans for parent-level employees and directors. As noted above, as of December 31, 2011 and December 31, 2010, all outstanding awards were accounted for under the fair-value-based method of accounting.

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

(b) Director Stock Option and Restricted Stock Plans

Alleghany’s 2005 Directors’ Stock Plan, which expired on December 31, 2009, provided for the automatic grant of nonqualified options to purchase 500 shares of Common Stock, as well as an automatic grant of 250 shares of restricted Common Stock or, under certain circumstances, restricted stock units, to each non-employee director on an annual basis. In 2010, Alleghany established the 2010 Directors’ Stock Plan which provides for the same automatic grants to directors as the 2005 Directors’ Stock Plan. In 2011 and 2010, Alleghany awarded a total of 2,500 restricted shares and units, which vest over a one year period.

A summary of option activity under the above plans as of December 31, 2011 and changes during the year then ended is presented below:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ millions)
Outstanding at January 1, 2011	53	$230
Granted	5	329
Exercised	(10)	168
Forfeited or expired	—	—

Outstanding as of December 31, 2011	48	$252	4.7	$2.3

Exercisable as of December 31, 2011	39	$240	3.8	$2.2

The weighted-average grant-date fair value of options granted during the years 2011, 2010 and 2009, was $133, $130 and $98. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, was $1.4 million, $1.6 million and $1.1 million, respectively.

A summary of the status of Alleghany’s non-vested shares as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below:

Non-vested Shares	Shares (000)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2011	9	$120
Granted	5	133
Vested	(5)	119
Forfeited	—	—

Non-vested as of December 31, 2011	9	$126

Notes to Consolidated Financial Statements, continued

10. Stock-Based Compensation Plans, continued

As of December 31, 2011, there was $0.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2005 and 2010 Directors’ Stock Plans. That cost is expected to be recognized over a weighted-average period of approximately one year. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009, was $1.3 million, $1.6 million and $1.1 million, respectively.

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

(ii) Restricted Share Awards — From time to time, Alleghany has awarded to certain management employees restricted shares of Common Stock. These awards entitle the participants to a specified maximum amount equal to the value of one share of Common Stock for each restricted share issued to them based on the market value on the grant date. In many instances, payouts are made, provided defined levels of performance are achieved. As of December 31, 2011, 57,405 restricted shares were outstanding, of which 33,972 were granted in 2004 and 23,433 were granted in 2003. The expense is recognized ratably over the performance period, which can be extended under certain circumstances.

(d) RSUI Restricted Share Plan

RSUI has a Restricted Stock Unit Plan (the “RSUI Plan”) for the purpose of providing equity-like incentives to key employees of RSUI. Under the RSUI Plan, restricted stock units (“units”) are issued. Additional units, defined as the “Deferred Equity Pool,” were issued in 2011, 2010 and 2009 and may be created in the future if certain financial performance measures are met. Units may only be settled in cash. The fair value of each unit is calculated, pursuant to GAAP, as stockholder’s equity of RSUI, adjusted for certain capital transactions and accumulated compensation expense recognized under the RSUI Plan, divided by the sum of RSUI common stock outstanding and the original units available under the RSUI Plan. The units vest on the fourth anniversary of the date of grant and contain certain restrictions, relating to, among other things, forfeiture in the event of termination of employment and transferability. In 2011, 2010 and 2009, RSUI recorded $26.2 million,

Notes to Consolidated Financial Statements, continued

10. Stock-Based Compensation Plans, continued

$29.6 million and $36.9 million, respectively, in compensation expense related to the RSUI Plan. During the same periods, a deferred tax benefit of $9.2 million, $10.4 million and $12.9 million, respectively, related to the compensation expense was recorded.

(e) PCC Option Plans

During 2010, PCC granted non-qualified stock options (the “Options”) to two senior PCC executives. The Options vest over two years and expire in five years. Under the terms of the grants, the executives may purchase from AIHL common stock of PCC representing an aggregate of approximately 5 percent of PCC common stock outstanding, at a price based on grant-date book value of PCC. Once the Options are exercised, the PCC common stock held by each executive may be converted to cash at either AIHL’s election or the executive’s election, based on PCC’s book value. The compensation expense recorded by PCC in 2011 and 2010 was immaterial.

11. Employee Benefit Plans

(a) Alleghany Employee Defined Benefit Pension Plans

Alleghany has an unfunded, noncontributory defined benefit pension plan for executives and a smaller, funded, noncontributory defined benefit pension plan for employees.

The executive plan currently provides for designated employees (including all of Alleghany’s current executive officers) retirement benefits in the form of an annuity for the joint lives of the participant and his or her spouse or, alternatively, actuarially equivalent forms of benefits, including a lump sum. Under the executive plan, a participant must have completed five years of service with Alleghany before he or she is vested in, and thus has a right to receive, any retirement benefits following his or her termination of employment. The annual retirement benefit under the executive plan, if paid in the form of a joint and survivor life annuity to a participant who retires on reaching age 65 with 15 or more years of service, is equal to 67 percent of the participant’s highest average annual base salary award over a consecutive three-year period during the last ten years or, if shorter, the full calendar years of employment. The plan does not take other payments or benefits, such as payouts of long-term incentives, into account in computing retirement benefits. In December 2010, Alleghany’s Board of Directors approved an amendment to the executive plan, whereby only salary (and not the related annual incentive award) is to be taken into account in computing future retirement benefits. This amendment resulted in an increase in Alleghany’s other comprehensive income in 2010, and modestly reduced Alleghany’s pension expenses beginning in 2011. During 2004, the plan was amended and changed from a funded to an unfunded plan resulting in the distribution of all accrued benefits to vested participants.

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

Notes to Consolidated Financial Statements, continued

11. Employee Benefit Plans, continued

The following tables set forth both defined benefit plans’ funded status as of December 31, 2011 and 2010 and total cost for the years ended December 31, 2011, 2010 and 2009 (in millions, except percentages):

	2011	2010
OBLIGATIONS AND FUNDING STATUS:
Change in benefit obligation
Benefit obligation at beginning of year	$17.0	$23.3
Service cost	0.3	3.1
Interest cost	0.9	1.4
Amendments	—	(3.0)
Actuarial (gain)/loss	3.7	(7.7)
Benefits paid	(0.3)	(0.1)

Projected benefit obligation at end of year	$21.6	$17.0

Change in plan assets
Fair value of plan assets at beginning of year	$2.4	$2.3
Actual return on plan assets, net of expenses	0.4	0.1
Company contributions	0.2	0.1
Benefits paid	(0.3)	(0.1)

Fair value of plan assets at end of year	$2.7	$2.4

Funded status	$(18.9)	$(14.6)

Amounts recognized in statement of financial position consist of:
Prepaid benefit cost	0.6	0.7
Accrued benefit liability	(21.3)	(20.7)
Accumulated other comprehensive income	1.8	5.4

Net amount recognized	$(18.9)	$(14.6)

Weighted average asset allocations
Debt securities	100%	100%

	2011	2010	2009
COST AND OTHER COMPREHENSIVE INCOME:
Net pension cost included the following expense (income) components:
Service cost — benefits earned during the year	$0.3	$3.1	$2.9
Interest cost on benefit obligation	0.9	1.4	1.1
Expected return on plan assets	(0.1)	(0.1)	(0.1)
Net amortization and deferral	(0.3)	0.2	0.2

Net periodic pension cost	0.8	4.6	4.1
Curtailment loss	—	—	—
Settlement charge	—	—	—

Total cost	$0.8	$4.6	$4.1
Change in other comprehensive income (pension-related)	3.7	(10.9)	1.4

Net periodic pension cost and other comprehensive income	$4.5	$(6.3)	$5.5

Notes to Consolidated Financial Statements, continued

11. Employee Benefit Plans, continued

	2011	2010	2009
ASSUMPTIONS:
Assumptions used in computing the net periodic pension cost of the plans are as follows:
Rates for increases in compensation levels	3.00%	4.00%	4.00%
Weighted average discount rates	5.50%	6.00%	6.00%
Expected long-term rates of return	5.00%	5.00%	5.00%
Assumptions used in computing the funded status of the plans are as follows:
Rates for increases in compensation levels	3.00%	3.00%	4.00%
Weighted average discount rates	4.50%	5.50%	6.00%

Discount rates were predicated primarily on the Citigroup Pension Discount Curve and Liability Index, rounded to the nearest 25 basis points. Alleghany’s investment policy with respect to its defined benefit plans is to provide long-term growth combined with a steady income stream. The target allocation is 100 percent in debt securities. The debt securities are highly liquid and highly rated. The overall long-term, rate-of-return-on-assets assumptions are based on historical investment returns.

Contributions of $0.3 million are expected to be made to Alleghany’s funded employee plan during 2012. The following benefit payments, which reflect expected future service, as appropriate, are expected to be made (in millions):

2012	$0.3
2013	0.3
2014	0.3
2015	0.4
2016	0.4
2017-2021	3.1

The measurement date used to determine pension benefit plans is December 31, 2011.

(b) Other Employee Retirement Plans

Alleghany has two unfunded retiree health plans, one for executives and one for employees. To be eligible for benefits, participants must be age 55 or older. In addition, non-executive employees must have completed at least 10 years of service. Under both plans, participants must pay a portion of the premiums charged by the medical insurance provider. All benefits cease upon the death of the retiree. RSUI also has an unfunded retiree health plan for its employees. As of December 31, 2011 and December 31, 2010, the liability for all of these plans was $7.5 million and $5.5 million, respectively, representing the entire accumulated post-retirement benefit obligation as of that date. Assumptions used with respect to the accounting for these plans are comparable to those cited above for the Alleghany pension plans. Future benefit payments associated with these plans are not expected to be material to Alleghany.

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

Notes to Consolidated Financial Statements, continued

12. Earnings Per Share of Common Stock

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31 (in millions, except share amounts):

	2011	2010	2009
Net earnings	$143.3	$198.5	$271.0
Preferred dividends	—	—	6.2

Income available to common stockholders for basic earnings per share		198.5	264.8
Preferred dividends	—	—	6.2
Effect of other dilutive securities	(0.5)	—	0.4

Income available to common stockholders for diluted earnings per share	$142.8	$198.5	$271.4

Weighted average shares outstanding applicable to basic earnings per share	8,807,487	9,081,535	9,055,920
Preferred Stock	—	—	447,497
Effect of other dilutive securities	4,157	—	15,060

Adjusted weighted average shares outstanding applicable to diluted earnings per share	8,811,644	9,081,535	9,518,477

Contingently issuable shares of 43,292, 46,736 and 49,332 were potentially available during 2011, 2010 and 2009, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

13. Commitments and Contingencies

(a) Leases

Alleghany leases certain facilities, furniture and equipment under long-term lease agreements. In addition, certain land, office space and equipment are leased under noncancelable operating leases that expire at various dates through 2020. Rent expense was $10.5 million, $10.5 million and $10.7 million in 2011, 2010 and 2009, respectively. The aggregate minimum payments under operating leases with initial or remaining terms of more than one year as of December 31, 2011 were as follows (in millions):

Year	Aggregate Minimum Lease Payments
2012	$10.0
2013	10.0
2014	10.1
2015	8.4
2016	6.3
2017 and thereafter	20.9

(b) Litigation

Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provisions are adequate.

(c) Asbestos and Environmental Impairment Exposure

AIHL’s reserve for unpaid loss and LAE includes $13.7 million of gross reserves and net reserves as of December 31, 2011, and $14.1 million of gross reserves and $14.0 million of net reserves as of December 31,

Notes to Consolidated Financial Statements, continued

13. Commitments and Contingencies, continued

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

(d) Indemnification Obligations

On July 14, 2005 (the “Closing Date”), Alleghany completed the sale of its world-wide industrial minerals business, World Minerals, Inc. (“World Minerals”), to Imerys USA, Inc. (the “Purchaser”), a wholly-owned subsidiary of Imerys, S.A., pursuant to a Stock Purchase Agreement, dated as of May 19, 2005, by and among the Purchaser, Imerys, S.A. and Alleghany (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Alleghany undertook certain indemnification obligations, including a general indemnification for breaches of representations and warranties set forth in the Stock Purchase Agreement (the “Contract Indemnification”), and a special indemnification (the “Products Liability Indemnification”) related to products liability claims arising from events that occurred during pre-closing periods, including the period of Alleghany ownership (the “Alleghany Period”). Under the terms of the Stock Purchase Agreement, with respect to products liability claims arising in respect of events occurring during the period prior to the Alleghany Period, Alleghany will provide indemnification at a rate of 100 percent for the first $100.0 million of losses arising from such claims, and at a rate of 50 percent for the next $100.0 million of such losses, so that Alleghany’s maximum indemnification obligation in respect of products liability claims relating to such period of time is $150.0 million. This indemnification obligation will expire on July 31, 2016. With respect to the Alleghany Period, based on its historical experience and other analyses, in July 2005, Alleghany established a $0.6 million reserve in connection with the Products Liability Indemnification for the Alleghany Period. Such reserve was approximately $0.2 million at both December 31, 2011 and December 31, 2010. The Stock Purchase Agreement provides that Alleghany has no responsibility for products liability claims arising in respect of events occurring after the Closing Date, and that any products liability claims involving both pre-closing and post-closing periods will be apportioned on an equitable basis.

Notes to Consolidated Financial Statements, continued

13. Commitments and Contingencies, continued

(e) Equity Holdings Concentration

As of December 31, 2011 and 2010, Alleghany had a concentration of market risk in its available-for-sale equity securities portfolio with respect to certain energy sector businesses of $573.3 million and $1,004.8 million, respectively. Of the $573.3 million, $254.3 million represented Alleghany’s ownership of common stock of Exxon Mobil Corporation. Alleghany subsequently sold all of its holdings in Exxon Mobil Corporation in January of 2012, and Alleghany will record a pre-tax gain of $63.1 million in the first quarter of 2012.

(f) Merger

As described in Note 2, Alleghany signed a merger agreement with Transatlantic on November 20, 2011, and the merger is expected to close in the first quarter of 2012. In connection with the closing of the merger, Alleghany has made cash commitments, consisting of $816.0 million cash consideration payable to Transatlantic shareholders upon consummation of the merger, as well as $30.7 million of estimated merger-related costs, which include $18.0 million payable to Alleghany’s investment bankers.

14. Fair Value of Financial Instruments

The estimated carrying values and fair values of Alleghany’s consolidated financial instruments as of December 31, 2011 and December 31, 2010 were as follows (in millions):

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Investments (excluding equity method investments)*	$4,670.6	$4,670.6	$4,622.7	$4,622.7
Liabilities
Senior Notes**	$299.0	$314.8	$298.9	$291.8

*	This table includes available-for-sale investments (securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method (Homesite, ORX and other investments) and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.

**	See Note 7.

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

Notes to Consolidated Financial Statements, continued

14. Fair Value of Financial Instruments, continued

The estimated fair values of Alleghany’s financial instruments as of December 31, 2011 and December 31, 2010 allocated among the three levels set forth above were as follows (in millions):

	Level 1	Level 2	Level 3	Total
As of December 31, 2011
Equity securities:
Common stock(1)	$871.0	$—	$—	$871.0
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	267.8	—	—	267.8
Mortgage and asset-backed securities(2)	—	860.5	—	860.5
States, municipalities and political subdivision bonds	—	1,113.6	—	1,113.6
Foreign bonds	—	83.5	—	83.5
Corporate bonds and other	—	354.1	—	354.1

	267.8	2,411.7	—	2,679.5

Short-term investments	54.3	1,042.2	—	1,096.5

Other invested assets(3)	—	—	23.6	23.6

Investments (excluding equity method investments)	$1,193.1	$3,453.9	$23.6	$4,670.6

Senior Notes	$—	$314.8	$—	$314.8

As of December 31, 2010
Equity securities:
Common stock(1)	$1,500.7	$—	$—	$1,500.7
Preferred stock	—	—	—	—
Debt securities:
U.S. Government obligations	307.3	30.5	—	337.8
Mortgage and asset-backed securities(2)	—	866.5	—	866.5
States, municipalities and political subdivision bonds	—	1,068.5	—	1,068.5
Foreign bonds	—	114.2	—	114.2
Corporate bonds and other	—	445.4	—	445.4

	307.3	2,525.1	—	2.832.4

Short-term investments	86.4	178.4	—	264.8
Other invested assets(3)	—	—	24.8	24.8

Investments (excluding equity method investments)	$1,894.4	$2,703.5	$24.8	$4,622.7

Senior Notes	$—	$291.8	$—	$291.8

(1)	Of the $871.0 million of fair value as of December 31, 2011, $573.3 million related to certain energy sector businesses. Of the $1,500.7 million of fair value as of December 31, 2010, $1,004.8 million related to certain energy sector businesses.

(2)	Of the $860.5 million of fair value as of December 31, 2011, $497.3 million related to RMBS, $144.7 million related to CMBS and $218.5 million related to other asset-backed securities. Of the $866.5 million of fair value as of December 31, 2010, $499.9 million related to RMBS, $173.4 million related to CMBS and $193.2 million related to other asset-backed securities.

(3)	Level 3 securities consist of partnership investments. The carrying value of partnership investments of $23.6 million as of December 31, 2011 decreased by $1.2 million from the December 31, 2010 carrying value of $24.8 million, due primarily to net return of capital during 2011.

Notes to Consolidated Financial Statements, continued

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

	2011	2010	2009
	(in millions)
Revenues:
AIHL insurance group:
Net premiums earned
RSUI (1)	$593.8	$593.6	$633.4
CATA	149.3	164.3	166.7
PCC	4.5	10.2	44.9

	747.6	768.1	845.0

Net investment income	117.4	128.9	116.7
Net realized capital gains	79.7	92.9	119.8
Other than temporary impairment losses (2)	(3.6)	(12.3)	(85.9)
Other income	0.7	0.6	1.3

Total insurance group	941.8	978.2	996.9

Corporate activities:
Net investment income (3)	(8.5)	(3.9)	(14.8)
Net realized capital gains (4)	47.5	4.5	200.6
Other than temporary impairment losses	—	—	—
Other income (5)	1.0	6.6	1.7

Total	$981.8	$985.4	$1,184.4

Notes to Consolidated Financial Statements, continued

15. Segments of Business, continued

	2011	2010	2009
	(in millions)
Earnings before income taxes:
AIHL insurance group:
Underwriting profit (loss) (6)
RSUI	$107.8	$159.9	$189.8
CATA	(6.7)	1.5	10.1
PCC	(51.6)	(30.5)	(70.7)

	49.5	130.9	129.2

Net investment income	117.4	128.9	116.7
Net realized capital gains	79.7	92.9	119.8
Other than temporary impairment losses (2)	(3.6)	(12.3)	(85.9)
Other income, less other expenses	(29.0)	(33.8)	(42.2)

Total insurance group	214.0	306.6	237.6

Corporate activities:
Net investment income (3)	(8.5)	(3.9)	(14.8)
Net realized capital gains (4)	47.5	4.5	200.6
Other than temporary impairment losses	—	—	—
Other income (5)	1.0	6.6	1.7
Corporate administration and other expenses	45.9	31.4	29.1
Interest expense	17.3	5.0	0.6

Total	$190.8	$277.4	$395.4

(1)	RSUI’s 2011 net premiums earned includes immaterial amounts arising from reinsurance assumed from insurance companies domiciled outside the U.S. (specifically, in France and the United Kingdom).

(2)	Reflects impairment charges for unrealized losses related to AIHL’s investment portfolio that were deemed to be other than temporary. See Note 3.

(3)	Includes $20.2 million, $3.2 million and $1.1 million of Alleghany’s equity in losses of Homesite for 2011, 2010 and 2009, respectively. Also includes $1.6 million, $2.0 million and $21.9 million of Alleghany’s equity in losses of ORX for 2011, 2010 and 2009, respectively. See Notes 4(b) and 4(c).

(4)	For 2011, primarily reflects net realized capital gains from the sale of shares of common stock of Exxon Mobil Corporation. For 2009, primarily reflects net realized capital gains from the sale of shares of Burlington Northern common stock.

(5)	Includes Alleghany Properties revenue.

(6)	Represents net premiums earned less loss and LAE and commission, brokerage and other underwriting expenses, all as determined in accordance with GAAP, does not include net investment income, net realized capital gains, other-than-temporary impairment losses, other income or other expenses. Commissions, brokerage and other underwriting expenses represent commission and brokerage expenses and that portion of salaries, administration and other operating expenses attributable primarily to underwriting activities, whereas the remainder constitutes other expenses.

Notes to Consolidated Financial Statements, continued

15. Segments of Business, continued

	2011	2010	2009
	(in millions)
Identifiable assets as of December 31
AIHL insurance group	$5,706.3	$5,546.7	$5,659.2
Corporate activities	771.8	885.0	533.6

Total	$6,478.1	$6,431.7	$6,192.8

Capital expenditures
AIHL insurance group	$6.3	$6.6	$5.5
Corporate activities	0.1	—	—

Total	$6.4	$6.6	$5.5

Depreciation and amortization
AIHL insurance group	$26.0	$29.8	$30.5
Corporate activities	1.0	4.0	1.9

Total	$27.0	$33.8	$32.4

16. Other Information

(a) Other Assets

Other assets shown in Alleghany’s consolidated balance sheets include the following amounts as of December 31, 2011 and 2010 (in millions):

	2011	2010
Real estate land	$19.9	$19.9
Interest and dividends receivable	28.9	30.8
Other	66.6	47.0

	$115.4	$97.7

(b) Other Invested Assets

Other invested assets shown in Alleghany’s consolidated balance sheets include the following amounts as of December 31, 2011 and 2010 (in millions):

	2011	2010
Investment in Homesite (see Note 4(b))	$102.9	$122.7
Investment in ORX (see Note 4(c))	26.9	27.6
Partnerships accounted for on an available for sale basis*	23.6	24.8
Loans and other investments	26.4	32.2

	$179.8	$207.3

*	Equity method partnership investments were dissolved during the third quarter of 2010, and thus were not outstanding as of December 31, 2010 and December 31, 2011.

Notes to Consolidated Financial Statements, continued

16. Other Information, continued

(c) Property and equipment

Property and equipment, net of accumulated depreciation and amortization, as of December 31, 2011 and 2010, were as follows (in millions):

	2011	2010
Furniture and equipment	$58.0	$52.0
Leasehold improvements	6.0	6.0
Other	0.4	0.3

	64.4	58.3

Less: accumulated depreciation and amortization	(46.5)	(38.8)

	$17.9	$19.5

(d) Deferred Acquisition Costs

Activity in deferred acquisition cost assets as shown in Alleghany’s consolidated balance sheets in 2011 and 2010 is summarized as follows (in millions):

	2011	2010
Balance at January 1	$67.7	$71.1
Current year’s costs deferred	144.2	140.4
Less: amortization to expense for the year	(141.4)	(143.8)

Balance as of December 31	$70.5	$67.7

(e) Other Liabilities

Other liabilities shown in Alleghany’s consolidated balance sheets include the following amounts as of December 31, 2011 and 2010 (in millions):

	2011	2010
Accounts payable	$5.9	$3.8
Incentive plans	164.8	155.0
Accrued salaries and wages	17.1	13.5
Deferred compensation	9.3	9.3
Accrued expenses	14.4	9.6
Taxes other than income	2.4	1.8
Deferred revenue	9.4	6.1
Payable to brokers	2.1	1.7
Pension and postretirement benefits	27.3	20.9
Funds held for surety bonds	53.9	78.4
Other	22.3	26.4

	$328.9	$326.5

Notes to Consolidated Financial Statements, continued

17. Quarterly Results of Operations (unaudited)

Selected quarterly financial data for 2011 and 2010 are presented below (in millions, except per share amounts):

	Quarters Ended
	March 31	June 30	September 30	December 31
2011
Revenues	$248.1	$219.2	$232.5	$282.0
Net earnings	$71.3	$15.1	$19.2	$37.7
Basic earnings per share of Common Stock *	$7.99	$1.69	$2.17	$4.38
2010
Revenues	$251.7	$250.6	$250.2	$232.9
Net earnings	$58.2	$66.3	$36.6	$37.4
Basic earnings per share of Common Stock *	$6.32	$7.26	$4.07	$4.17

*	Adjusted to reflect subsequent stock dividends.

Earnings per share by quarter may not equal the amount for the full year due to the timing of repurchases of Common Stock and rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alleghany Corporation:

We have audited the accompanying consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alleghany Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alleghany Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

February 22, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alleghany Corporation:

We have audited Alleghany Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alleghany Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Alleghany Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 22, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

February 22, 2012

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management, including our CEO and CFO, concluded that, as of December 31, 2011, our internal control over financial reporting was effective. Our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K Report, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which appears in Item 8 on page 120 of this Form 10-K Report. We note that all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is included under the captions “Alleghany Corporate Governance — Board of Directors,” “Alleghany Corporate Governance — Committees of the Board of Directors,” “Alleghany Corporate Governance — Codes of Ethics,” “Securities Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposals Requiring Your Vote — Proposal 1. Election of Directors,” and “Executive Officers” in our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 27, 2012, or our “2012 Proxy Statement,” which information is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 is included under the captions “Proposals Requiring Your Vote — Proposal 1. — Election of Directors — Compensation of Directors,” “Compensation Committee Report,” “Compensation Discussion and Analysis and Compensation Matters,” “Payments upon Termination of Employment,” and “Executive Compensation,” in our 2012 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is included under the captions “Principal Stockholders,” “Securities Ownership of Directors and Executive Officers,” and “Equity Compensation Plan Information” in our 2012 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is included under the captions “Alleghany Corporate Governance — Director Independence” and “Alleghany Corporate Governance — Related Party Transactions” in our 2012 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is included under the caption “Proposals Requiring Your Vote — Proposal 2. — Ratification of Selection of Independent Registered Public Accounting Firm for the year 2012” in our 2012 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.

Our consolidated financial statements, together with the report thereon of KPMG LLP, our independent registered public accounting firm, are set forth on pages 75 through 119 of this Form 10-K Report.

2. Financial Statement Schedules.

The Index to Financial Statements Schedules and the schedules relating to our consolidated financial statements, together with the report thereon of KPMG LLP, our independent registered public accounting firm, are set forth on pages 126 through 136 of this Form 10-K Report.

3. Exhibits.

See the Index to Exhibits beginning on page 137 of this Form 10-K Report for a description of the exhibits filed as part of, or incorporated by reference in, this Form 10-K Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGHANY CORPORATION (Registrant)

Date: February 23, 2012	By	/s/ WESTON M. HICKS
Weston M. Hicks
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2012	By	/s/ REX D. ADAMS
Rex D. Adams
Director

Date: February 23, 2012	By	/s/ JERRY G. BORRELLI
Jerry G. Borrelli
Vice President (principal accounting officer)

Date: February 23, 2012	By	/s/ KAREN BRENNER
Karen Brenner
Director

Date: February 23, 2012	By	/s/ JOHN J. BURNS, JR.
John J. Burns, Jr.
Vice-Chairman of the Board and Director

Date: February 23, 2012	By	/s/ DAN R. CARMICHAEL
Dan R. Carmichael
Director

Date: February 23, 2012	By	/s/ ROGER B. GORHAM
Roger B. Gorham Senior
Vice President (principal financial officer)

Date: February 23, 2012	By	/s/ WESTON M. HICKS
Weston M. Hicks
President and Director (principal executive officer)

Date: February 23 2012	By	/s/ THOMAS S. JOHNSON
Thomas S. Johnson
Director

Date: February 23, 2012	By	/s/ JEFFERSON W. KIRBY
Jefferson W. Kirby
Chairman of the Board and Director

Date: February 23, 2012	By	/s/ WILLIAM K. LAVIN
William K. Lavin
Director

Date: February 23, 2012	By	/s/ PHILLIP M. MARTINEAU
Phillip M. Martineau
Director

Date: February 23, 2012	By	/s/ JAMES F. WILL
James F. Will
Director

Date: February 23, 2012	By	/s/ RAYMOND L.M. WONG
Raymond L.M. Wong
Director

Alleghany Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alleghany Corporation:

Under date of February 22, 2012, we reported on the consolidated balance sheets of Alleghany Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, which are included in this Annual Report on Form 10-K for the year ended December 31, 2011. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York

February 22, 2012

Schedule I – Summary of Investments – Other Than Investments in Related Parties

ALLEGHANY CORPORATION AND SUBSIDIARIES

December 31, 2011

Type of Investment	Cost	Fair Value	Amount at which shown in the Balance Sheet
	(in thousands)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$260,594	$267,817	$267,817
States, municipalities and political subdivision bonds	1,038,200	1,113,561	1,113,561
Foreign governments	—	—	—
Mortgage and asset-backed securities	816,483	860,516	860,516
All other bonds	423,595	437,634	437,634

Fixed maturities	2,538,872	2,679,528	2,679,528

Equity securities:
Common stocks:
Public utilities	—	—	—
Banks, trust, and insurance companies	12,035	14,284	14,284
Industrial, miscellaneous, and all other	763,706	856,666	856,666
Nonredeemable preferred stocks	—	—	—

Equity securities	775,741	870,950	870,950

Other invested assets	—	—	—
Short-term investments	1,096,517	1,096,517	1,096,517

Total investments	$4,411,130	$4,646,995	$4,646,995

Schedule II – Condensed Financial Information of Registrant

Condensed Balance Sheets

ALLEGHANY CORPORATION

December 31, 2011 and 2010

	2011	2010
	(in thousands)
Assets
Equity securities (cost: 2011 $129,903; 2010 $470,003)	$169,520	$511,840
Debt securities (amortized cost: 2010 $17,644)	—	18,532
Short-term investments	361,273	103,086
Cash	3,826	889
Property and equipment — at cost, net of accumulated depreciation	670	847
Other assets	14,068	15,613
Current taxes receivable	—	—
Net deferred tax receivable	16,763	9,655
Investment in subsidiaries	2,755,719	2,618,653

	$3,321,839	$3,279,115

Liabilities and Stockholders’ Equity
Senior Notes	$299,035	$298,923
Other liabilities	65,944	58,128
Current taxes payable	31,183	13,196

Total liabilities	396,162	370,247
Stockholders’ equity	2,925,677	2,908,868

	$3,321,839	$3,279,115

See accompanying Notes to Condensed Financial Statements.

Schedule II – Condensed Financial Information of Registrant (continued)

Condensed Statements of Earnings

ALLEGHANY CORPORATION

Years ended December 31,

	2011	2010	2009
	(in thousands)
Revenues:
Net investment income	$13,240	$2,642	$8,341
Net realized capital gains	46,844	4,466	200,626
Other than temporary impairment losses	—	—	—
Other income	1,031	1,492	—

Total revenues	61,115	8,600	208,967

Costs and Expenses:
Interest expense	17,287	5,004	633
Corporate administration	40,962	28,592	27,022

Total costs and expenses	58,249	33,596	27,655

Operating profit (losses)	2,866	(24,996)	181,312
Equity in earnings of consolidated subsidiaries	187,971	302,367	214,068

Earnings before income taxes	190,837	277,371	395,380
Income taxes	47,586	78,869	124,381

Net earnings	$143,251	$198,502	$270,999

See accompanying Notes to Condensed Financial Statements.

Schedule II – Condensed Financial Information of Registrant (continued)

Condensed Statements of Cash Flows

ALLEGHANY CORPORATION

Years ended December 31,

	2011	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$143,251	$198,502	$270,999
Adjustments to reconcile earnings to cash provided by (used in) operations:
Equity in undistributed net (earnings) losses of consolidated subsidiaries	(138,226)	(210,976)	(158,401)
Depreciation and amortization	993	1,329	1,873
Net realized capital (gains) losses	(46,844)	(4,466)	(200,626)
Decrease (increase) in other assets	(179)	166	8,135
Increase (decrease) in other liabilities and taxes payable	19,480	28,172	(7,334)

Net adjustments	(164,776)	(185,775)	(356,353)

Net cash provided by (used) in operations	(21,525)	12,727	(85,354)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(8,187)	(70,883)	(286,330)
Sales of investments	409,424	219,665	364,967
Maturities of investments	3,360	5,064	1,623
Purchases of property and equipment	(60)	(3)	(34)
Net change in short-term investments	(258,187)	(57,342)	90,996
Other, net	1,107	4,238	—

Net cash provided by (used in) investing activities	147,457	100,739	171,222

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Senior Notes	—	298,893	—
Debt issue costs paid	—	(2,736)	—
Treasury stock acquisitions	(120,325)	(83,135)	(75,856)
Convertible preferred stock acquisitions	—	—	(117,358)
Convertible preferred stock dividends paid	—	—	(7,456)
Tax benefit on stock based compensation	645	513	312
Capital contributions to consolidated subsidiaries	(10,398)	(436,276)	(36,200)
Distributions from consolidated subsidiaries	6,840	108,000	151,040
Other, net	243	333	1,404

Net cash provided by (used in) financing activities	(122,995)	(114,408)	(84,114)

Net increase (decrease) in cash	2,937	(942)	1,754
Cash at beginning of year	889	1,831	77

Cash at end of year	$3,826	$889	$1,831

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$16,641	$—	$—
Income taxes paid (refunds received)	$31,302	$68,127	$105,161

See accompanying Notes to Condensed Financial Statements.

Schedule II – Condensed Financial Information of Registrant (continued)

Notes to Condensed Financial Statements

ALLEGHANY CORPORATION

1. Investment in Consolidated Subsidiaries. Reference is made to Note 1 to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report.

2. Income Taxes. Reference is made to Note 8 to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report.

3. Commitments and Contingencies. Reference is made to Note 13 to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report.

4. Stockholders’ Equity. Reference is made to Note 9 to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report with respect to stockholders’ equity and surplus available for dividend payments to Alleghany from its subsidiaries.

5. Senior Notes. Reference is made to Note 7 to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K Report.

Schedule III — Supplementary Insurance Information

ALLEGHANY CORPORATION AND SUBSIDIARIES

		At December 31,				For the Years Ended December 31,
Year	Line of Business	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses And Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
	(in thousands)
2011	Property and Casualty Insurance	$70,537	$2,313,035	$549,740	$—	$747,639	$117,424	$429,986	$141,471	$126,654	$774,648

2010	Property and Casualty Insurance	$67,692	$2,328,742	$523,927	$—	$768,134	$128,878	$377,937	$143,842	$115,493	$736,154

2009	Property and Casualty Insurance	$71,098	$2,520,979	$573,906	$—	$845,015	$116,719	$442,104	$147,635	$126,087	$830,829

Schedule IV – Reinsurance

ALLEGHANY CORPORATION AND SUBSIDIARIES

Three years ended December 31, 2011

Year	Line of Business	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in thousands)
2011	Property and casualty	$1,069,188	$367,441	$45,892	$747,639	6.1%

2010	Property and casualty	$1,131,680	$384,538	$20,992	$768,134	2.7%

2009	Property and casualty	$1,278,910	$452,999	$19,104	$845,015	2.3%

Schedule V – Valuation and Qualifying Accounts

ALLEGHANY CORPORATION AND SUBSIDIARIES

Year	Description	Balance at January 1,	Charged to Costs and Expenses	Charged to Other Accounts-Describe	Deductions- Describe	Balance at December 31,
	(in thousands)
2011	Allowance for uncollectible reinsurance recoverables	$—	$—	$—	$—	$—

	Allowance for uncollectible premiums receivable	$1,064	$1,096	$—	$799	$1,361

2010	Allowance for uncollectible reinsurance recoverables	$—	$—	$—	$—	$—

	Allowance for uncollectible premiums receivable	$974	$769	$—	$679	$1,064

2009	Allowance for uncollectible reinsurance recoverables	$—	$—	$—	$—	$—

	Allowance for uncollectible premiums receivable	$3,412	$918	$—	$3,356	$974

SCHEDULE VI – Supplemental Information Concerning Insurance Operations

ALLEGHANY CORPORATION AND SUBSIDIARIES

	At December 31,					For the Years Ended December 31,
Year	Line of Business	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount, if Any, Deducted in Reserves for Unpaid Claims and Claim Adjustment Expenses	Unearned Premiums	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
								(1) Current Year	(2) Prior Year
	(in thousands)

2011	Property and Casualty	$70,537	$2,313,035	$—	$549,740	$747,639	$117,424	$455,772	$(25,786)	$141,471	$430,156	$774,648

2010	Property and Casualty	$67,692	$2,328,742	$—	$523,927	$768,134	$128,878	$411,606	$(33,669)	$143,842	$469,851	$736,154

2009	Property and Casualty	$71,098	$2,520,979	$—	$573,906	$845,015	$116,719	$459,943	$(17,839)	$147,635	$439,086	$830,829

INDEX TO EXHIBITS

Exhibit Number	Description

1.01	Underwriting Agreement, dated September 15, 2010, by and among Alleghany and U.S. Bancorp Investments, Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the underwriters named therein, filed as Exhibit 1.1 to Alleghany’s Current Report on Form 8-K filed on September 20, 2010, is incorporated herein by reference.

2.01	Agreement and Plan of Merger, dated as of November 20, 2011, by and among Alleghany, Transatlantic and Merger Sub filed as Exhibit 2.1 to Alleghany’s Current Report on Form 8-K filed on November 21, 2011, is incorporated herein by reference.

3.01	Restated Certificate of Incorporation of Alleghany, as amended by Amendment accepted and received for filing by the Secretary of State of the State of Delaware on June 23, 1988, filed as Exhibit 3.1 to Alleghany’s Registration Statement on Form S-3 (No. 333-134996) filed on June 14, 2006, is incorporated herein by reference.

3.02	By-laws of Alleghany, as amended December 18, 2007, filed as Exhibit 3.2 to Alleghany’s Current Report on Form 8-K filed on December 20, 2007, is incorporated herein by reference.

3.03	Certificate of Elimination of 5.75% Mandatory Convertible Preferred Stock of Alleghany, filed as Exhibit 3.1 to Alleghany’s Current Report on Form 8-K filed on July 21, 2009, is incorporated herein by reference.

4.01	Specimen certificates representing shares of common stock, par value $1.00 per share, of Alleghany, filed as Exhibit 4.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, is incorporated herein by reference.

4.02	Indenture, dated as of September 20, 2010, by and between Alleghany and The Bank of New York Mellon, as Trustee, filed as Exhibit 4.1 to Alleghany’s Current Report on Form 8-K filed on September 20, 2010, is incorporated herein by reference.

4.03	First Supplemental Indenture, dated as of September 20, 2010, by and between Alleghany and The Bank of New York Mellon, as Trustee, including the form of the Senior Notes attached as Exhibit A thereto, filed as Exhibit 4.2 to Alleghany’s Current Report on Form 8-K filed on September 20, 2010, is incorporated herein by reference.

*10.01	Alleghany 2010 Management Incentive Plan, filed as Exhibit 10.3 to Alleghany’s Current Report on Form 8-K filed on April 26, 2010, is incorporated herein by reference.

*10.02	Alleghany Officers and Highly Compensated Employees Deferred Compensation Plan, as amended and restated as of January 1, 2008, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on December 18, 2008, is incorporated herein by reference.

*10.03	Alleghany Officers and Highly Compensated Employees Deferred Compensation Plan, as amended and restated as of January 1, 2011, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on January 20, 2011, is incorporated herein by reference.

*10.04	Alleghany 2002 Long-Term Incentive Plan, adopted and effective April 26, 2002, as amended, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on December 18, 2008, is incorporated herein by reference.

*10.05	Alleghany 2007 Long-Term Incentive Plan, adopted and effective April 27, 2007, as amended, filed as Exhibit 10.3 to Alleghany’s Current Report on Form 8-K filed on December 18, 2008, is incorporated herein by reference.

*10.06	Alleghany Retirement Plan, amended and restated effective December 31, 2007, filed as Exhibit 10.05 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

Exhibit Number	Description

*10.07	Alleghany Retirement Plan, amended and restated effective January 1, 2011, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on December 17, 2010, is incorporated herein by reference.

*10.08	Description of Alleghany Group Long Term Disability Plan effective as of July 1, 1995, filed as Exhibit 10.10 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

*10.09	Alleghany 2000 Directors’ Stock Option Plan effective April 28, 2000, filed as Exhibit A to Alleghany’s Proxy Statement, filed in connection with its Annual Meeting of Stockholders held on April 28, 2000, is incorporated herein by reference.

*10.10	Alleghany Non-Employee Directors’ Retirement Plan, as amended, effective December 19, 2006, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on December 22, 2006, is incorporated herein by reference.

*10.11(a)	Alleghany 2005 Directors’ Stock Plan, as amended as of December 31, 2008, filed as Exhibit 10.12(a) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*10.11(b)	Form of Option Agreement under the Alleghany 2005 Directors’ Stock Plan, as amended as of December 16, 2008, filed as Exhibit 10.12(a) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*10.11(c)	Amended and Restated Stock Unit Supplement to the Alleghany 2005 Directors’ Stock Plan, as amended as of December 16, 2008, filed as Exhibit 10.12(c) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*10.12(a)	Alleghany 2010 Directors’ Stock Plan, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 26, 2010, is incorporated herein by reference.

*10.12(b)	Form of Option Agreement under the Alleghany 2010 Directors’ Stock Plan, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on April 26, 2010, is incorporated herein by reference.

10.13	Terms and Provisions Governing 2011 ACP Incentive Awards, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on January 20, 2011, is incorporated herein by reference.

10.14(a)	Employment Agreement, dated October 7, 2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

*10.14(b)	Restricted Stock Unit Matching Grant Agreement, dated October 7, 2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

*10.14(c)	Restricted Stock Award Agreement, dated December 31, 2004, between Alleghany and Weston M. Hicks, filed as Exhibit 10.11(d) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

*10.14(d)	Letter Agreement, dated April 15, 2008, between Alleghany and Weston M. Hicks, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 21, 2008, is incorporated herein by reference.

*10.15	Restricted Stock Award Agreement, dated as of December 21, 2004 between Alleghany and Roger B. Gorham, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 21, 2005, is incorporated herein by reference.

*	Compensatory plan or arrangement.

Exhibit Number	Description

10.16(a)	Asset Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville Sales Corporation (the “Celite Asset Purchase Agreement”), filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.

10.16(b)	List of Contents of Exhibits and Schedules to the Celite Asset Purchase Agreement, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.16(c)	Amendment No. 1 dated as of July 31, 1991 to the Celite Asset Purchase Agreement, filed as Exhibit 10.3 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.

10.16(d)	Amendment No. 2 dated as of May 11, 2006 to the Celite Asset Purchase Agreement, filed as Exhibit 10.4 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.

10.17(a)	Acquisition Agreement, dated as of June 6, 2003, by and between Royal Group, Inc. and AIHL (the “Resurgens Specialty Acquisition Agreement”), filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.17(b)	List of Contents of Exhibits and Schedules to the Resurgens Specialty Acquisition Agreement, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.18(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and RIC (the “Royal Indemnity Company Quota Share Reinsurance Agreement”), filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.18(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company Quota Share Reinsurance Agreement, filed as Exhibit 10.5 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.19(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal Surplus Lines Insurance Company and RIC (the “Royal Surplus Lines Insurance Company Quota Share Reinsurance Agreement”), filed as Exhibit 10.6 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.19(b)	List of Contents of Exhibits and Schedules to the Royal Surplus Lines Insurance Company Quota Share Reinsurance Agreement, filed as Exhibit 10.7 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.20(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Landmark and RIC (the “Landmark Quota Share Reinsurance Agreement”), filed as Exhibit 10.8 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

Exhibit Number	Description

10.20(b)	List of Contents of Exhibits and Schedules to the Landmark Quota Share Reinsurance Agreement, filed as Exhibit 10.9 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.21(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Indemnity Company, Resurgens Specialty and RIC (the “Royal Indemnity Company Administrative Services Agreement”), filed as Exhibit 10.10 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.21(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company Administrative Services Agreement, filed as Exhibit 10.11 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.22(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Surplus Lines Insurance Company, Resurgens Specialty and RIC (the “Royal Surplus Lines Insurance Company Administrative Services Agreement”), filed as Exhibit 10.12 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.22(b)	List of Contents of Exhibits and Schedules to the Royal Surplus Lines Insurance Company Administrative Services Agreement, filed as Exhibit 10.13 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.23(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Insurance Company of America, Resurgens Specialty and RIC (the “Royal Insurance Company of America Administrative Services Agreement”), filed as Exhibit 10.14 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.23(b)	List of Contents of Exhibits and Schedules to the Royal Insurance Company of America Administrative Services Agreement, filed as Exhibit 10.15 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.24(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Landmark, Resurgens Specialty and RIC (the “Landmark Administrative Services Agreement”), filed as Exhibit 10.16 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.24(b)	List of Contents of Exhibits and Schedules to the Landmark Administrative Services Agreement, filed as Exhibit 10.17 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.25	Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Royal Indemnity Company Administrative Services Agreement), filed as Exhibit 10.21 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

Exhibit Number	Description

10.26	Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Royal Surplus Lines Insurance Company Administrative Services Agreement), filed as Exhibit 10.22 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.27	Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Royal Insurance Company of America Administrative Services Agreement), filed as Exhibit 10.23 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.28	Administrative Services Intellectual Property License Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and Resurgens Specialty (entered into pursuant to the Landmark Administrative Services Agreement), filed as Exhibit 10.24 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.29(a)	Stock Purchase Agreement, dated as of June 6, 2003, by and between AIHL and Guaranty National Insurance Company (the “Landmark Stock Purchase Agreement”), filed as Exhibit 10.42 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.29(b)	List of Contents of Exhibits and Schedules to the Landmark Stock Purchase Agreement, filed as Exhibit 10.43 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.30(a)	Stock Purchase Agreement, dated as of June 12, 2003, by and between Swiss Re America Holding Corporation and RSUI (the “RIC Stock Purchase Agreement”), filed as Exhibit 10.44 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.30(b)	List of Contents of Exhibits and Schedules to the RIC Stock Purchase Agreement, filed as Exhibit 10.45 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.31(a)	RIC (Landmark) Quota Share Reinsurance Agreement, dated as of September 2, 2003, by and between Landmark and Royal Indemnity Company (the “Royal Indemnity Company (Landmark) Quota Share Reinsurance Agreement”), filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.31(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company (Landmark) Quota Share Reinsurance Agreement, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.32(a)	RIC (Landmark) Administrative Services Agreement, dated as of September 2, 2003, by and between Royal Indemnity Company and Landmark (the “Royal Indemnity Company (Landmark) Administrative Services Agreement”), filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

Exhibit Number	Description

10.32(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company (Landmark) Administrative Services Agreement, filed as Exhibit 10.5 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.33(a)	Stock Purchase Agreement, dated as of May 19, 2005, by and among Imerys USA, Inc., Imerys, S.A. and Alleghany (the “Imerys Stock Purchase Agreement”), filed as Exhibit 10.1(a) to Alleghany’s Current Report on Form 8-K filed on May 23, 2005, is incorporated herein by reference.

10.33(b)	List of Contents of Exhibits and Schedules to the Imerys Stock Purchase Agreement, filed as Exhibit 10.1(b) to Alleghany’s Current Report on Form 8-K filed on May 23, 2005, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.34	Agreement and Plan of Merger, dated as of June 27, 2008, by and among Darwin, AWAC and Allied World Merger Company, filed as Exhibit 2.1 to Alleghany’s Current Report on Form 8-K filed on June 30, 2008, is incorporated herein by reference.

10.35	Voting Agreement, dated as of June 27, 2008, by and between AIHL and AWAC, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on June 30, 2008, is incorporated herein by reference.

10.36(a)	Credit Agreement, dated as of September 9, 2010, among Alleghany, the lenders which are signatories thereto and U.S. Bank National Association as administrative agent for the lenders (the “Credit Agreement”), filed as Exhibit 10.1(a) to Alleghany’s Current Report on Form 8-K filed on September 14, 2010, is incorporated herein by reference.

10.36(b)	List of Contents of Exhibits and Schedules to the Credit Agreement, filed as Exhibit 10.1(b) to Alleghany’s Current Report on Form 8-K filed on September 14, 2010, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.37	Security Agreement, dated as of September 9, 2010, by and among the Company and U.S. Bank National Association, as collateral agent, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on September 14, 2010, is incorporated herein by reference.

12.1	Statement regarding Calculation of Ratio of Earnings to Fixed Charges.

21	List of subsidiaries of Alleghany.

23	Consent of KPMG LLP, independent registered public accounting firm, to the incorporation by reference of its reports relating to the financial statements, the related schedules of Alleghany and subsidiaries and its attestation report.

31.1	Certification of the Chief Executive Officer of Alleghany pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Alleghany pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Alleghany pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Annual Report on Form 10-K.

32.2	Certification of the Chief Financial Officer of Alleghany pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Annual Report on Form 10-K.

Exhibit Number	Description

101.1	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Earnings and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to the Audited Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this Exhibit 101.1 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under those sections.