Form 10-Q
period 2012-03-31
ALLEGHANY CORP /DE
filed 2012-05-07
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED MARCH 31, 2012

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

16,929,296 SHARES AS OF MAY 1, 2012

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(in thousands, except share amounts)
	(unaudited)
Assets
Investments:
Available-for-sale securities at fair value:
Equity securities (cost: 2012 – $659,202; 2011 – $775,741)	$773,886	$870,950
Debt securities (amortized cost: 2012 – $15,624,969; 2011 – $2,538,872)	15,733,901	2,679,528
Short-term investments	571,748	1,096,517

	17,079,535	4,646,995
Other invested assets	434,921	179,815

Total investments	17,514,456	4,826,810
Cash	520,216	84,749
Accrued investment income	167,460	28,879
Premium balances receivable	855,945	147,006
Reinsurance recoverables	1,324,420	852,845
Ceded unearned premiums	146,449	142,946
Deferred acquisition costs	117,077	70,537
Property and equipment at cost, net of accumulated depreciation and amortization	22,304	17,906
Goodwill	48,095	48,095
Intangible assets, net of amortization	382,473	90,863
Current taxes receivable	40,531	—
Net deferred tax assets	486,247	80,975
Other assets	149,481	86,478

	$21,775,154	$6,478,089

Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	$11,870,264	$2,313,035
Unearned premiums	1,708,610	549,740
Senior Notes	1,423,883	299,035
Reinsurance payable	73,452	45,462
Current taxes payable	—	16,247
Other liabilities	515,845	328,893

Total liabilities	15,592,054	3,552,412

Common stock (shares authorized: 2012 and 2011 – 22,000,000; issued 2012 – 17,478,746; 2011 – 9,117,787)	17,479	9,118
Contributed capital	3,626,154	938,037
Accumulated other comprehensive income	152,360	155,532
Treasury stock, at cost (2012 – 550,082 shares; 2011 – 566,141 shares)	(162,573)	(167,319)
Retained earnings	2,549,680	1,990,309

Total stockholders’ equity	6,183,100	2,925,677

	$21,775,154	$6,478,089

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$434,207	$180,980
Net investment income	53,194	31,579
Net realized capital gains	67,989	34,692
Other than temporary impairment losses	(1,778)	—
Gain on bargain purchase	494,940	—
Other income	315	885

Total revenues	1,048,867	248,136

Costs and Expenses
Net loss and loss adjustment expenses	233,946	71,022
Commissions, brokerage and other underwriting expenses	99,860	66,528
Other operating expenses	15,652	9,407
Corporate administration	47,293	6,379
Amortization of intangible assets	31,939	839
Interest expense	9,077	4,452

Total costs and expenses	437,767	158,627

Earnings before income taxes	611,100	89,509
Income taxes	50,997	18,169

Net earnings	$560,103	$71,340

Other comprehensive income:
Change in unrealized gains, net of deferred taxes of $20,145 and $53,449 for 2012 and 2011, respectively	37,412	99,262
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of $23,174 and $12,142 for 2012 and 2011, respectively	(43,037)	(22,550)
Change in unrealized currency translation adjustment, net of deferred taxes of $1,730 and $0 for 2012 and 2011, respectively	3,213	—
Retirement plans	(760)	(129)

Comprehensive income	$556,931	$147,923

Basic earnings per share*	$51.17	$7.99
Diluted earnings per share*	51.06	7.97

*	2011 amounts reflect subsequent common stock dividends.

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cash flows from operating activities
Net earnings	$560,103	$71,340
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	45,146	6,775
Net realized capital (gains) losses	(67,989)	(34,692)
Other than temporary impairment losses	1,778	—
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	10,378	8,371
(Increase) decrease in premium balances receivable	(32,711)	(16,176)
(Increase) decrease in ceded unearned premiums	4,862	6,381
(Increase) decrease in deferred acquisition costs	(46,540)	1,878
Increase (decrease) in unearned premiums	(1,375)	(14,126)
Increase (decrease) in loss and loss adjustment expenses	(452)	(20,822)
Change in unrealized foreign exchange (losses) gains	(24,878)	—
Gain on bargain purchase	(494,940)	—
Other, net	11,453	(112,469)

Net adjustments	(595,268)	(174,880)

Net cash provided by (used in) operating activities	(35,165)	(103,540)

Cash flows from investing activities
Purchases of debt securities	(443,860)	(159,126)
Purchases of equity securities	(113,044)	(239,992)
Sales of debt securities	192,637	103,979
Maturities and redemptions of debt securities	182,663	58,647
Sales of equity securities	465,542	317,351
Net (purchase) sale in short-term investments	625,330	18,753
Net (purchase) sale of other invested assets	—	—
Purchases of property and equipment	(1,127)	(2,584)
Purchase of subsidiary, net of cash acquired	(433,310)	—
Other, net	(4,195)	652

Net cash (used in) provided by investing activities	470,636	97,680

Cash flows from financing activities
Treasury stock acquisitions	—	(6,402)
Other, net	(1,126)	402

Net cash provided by (used in) financing activities	(1,126)	(6,000)

Effect of exchange rate changes on cash	1,122	—

Net increase (decrease) in cash	435,467	(11,860)
Cash at beginning of period	84,749	76,741

Cash at end of period	$520,216	$64,881

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$8,438	$8,203
Income taxes paid (refunds received)	17,017	260

See Accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”) of Alleghany Corporation (“Alleghany”).

Alleghany, a Delaware corporation, which together with its subsidiaries is referred to as “Alleghany” unless the context otherwise requires, is engaged in the property and casualty reinsurance and insurance business. Reinsurance business is conducted through certain subsidiaries of Alleghany’s wholly-owned subsidiary Transatlantic Holdings, Inc. (“Transatlantic”), which was acquired on March 6, 2012 (the “Acquisition Date”) (see Note 2). Insurance business is conducted through certain subsidiaries of Alleghany Insurance Holdings LLC (“AIHL”).

Transatlantic, through its principal wholly-owned subsidiaries, Transatlantic Reinsurance Company (“TRC”), Trans Re Zurich Reinsurance Company Ltd. (“TRZ”) and Fair American Insurance and Reinsurance Company (“FAIRCO”), offers reinsurance capacity to reinsurance and insurance companies for a full range of property and casualty products, through brokers and on a direct basis, in both the domestic and foreign markets. One or both of TRC and FAIRCO are licensed, accredited or authorized or can serve as a reinsurer in 50 states and the District of Columbia in the United States and in Puerto Rico and Guam. Transatlantic is headquartered in New York with seven other locations in the United States and has operations worldwide, including: Bermuda; Canada; seven locations in the United Kingdom and Europe; three locations in Central and South America; three locations in Asia; Australia; and Africa. TRC is also licensed in Bermuda, Canada, Japan, the United Kingdom, the Dominican Republic, the Hong Kong Special Administrative Region, the People’s Republic of China, Germany and Australia. In addition, TRZ is licensed as a reinsurer in Switzerland.

AIHL’s insurance business is conducted through its wholly-owned subsidiaries RSUI Group, Inc. (“RSUI”), Capitol Transamerica Corporation and Platte River Insurance Company (collectively “CATA”), and Pacific Compensation Corporation (“PCC”).

Alleghany’s equity investments, including those held by Transatlantic’s and AIHL’s operating units, are managed primarily by Alleghany Capital Partners LLC, an indirect, wholly-owned subsidiary of Alleghany. Alleghany also owns and manages properties in the Sacramento, California region through its subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”). In addition, Alleghany owns approximately 33 percent of the outstanding shares of common stock of Homesite Group Incorporated (“Homesite”), a national, full-service, mono-line provider of homeowners insurance, and approximately 38 percent of ORX Exploration, Inc. (“ORX”), a regional oil and gas exploration and production company. These investments are reflected in Alleghany’s financial statements in other invested assets. Alleghany also makes strategic investments in operating companies and conducts other activities at the parent level.

The financial statements contained in this Quarterly Report on Form 10-Q are unaudited, but reflect all adjustments that, in the opinion of management, are necessary for a fair statement of results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

The accompanying unaudited consolidated financial statements include the results of Alleghany and its wholly-owned and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company balances and transactions have been eliminated in consolidation. The results of Transatlantic are included from the Acquisition Date to March 31, 2012 and not in any prior periods, except with respect to “Supplemental Pro Forma Information” included in Note 2(e).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Alleghany relies on historical experience and on various other assumptions that it believes to be reasonable under the circumstances to make judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those reported results to the extent that those estimates and assumptions prove to be inaccurate. Changes in estimates are reflected in the consolidated statement of earnings and comprehensive income in the period in which the change is made. The results of operations for any interim period are not necessarily indicative of results for the full year.

(b) Investments

Investments consist of debt securities, equity securities, short-term investments and other invested assets. Alleghany considers all of its marketable equity securities, debt securities and short-term investments as available-for-sale (“AFS”). Equity securities generally consist of securities that represent ownership interests in an enterprise. Debt securities consist of securities with an initial fixed maturity of more than one year. Debt securities typically take the form of bonds. Equity securities typically take the form of common stock. Mutual funds are also classified as equity securities, including funds that invest mostly in debt securities. Short-term investments include commercial paper, certificates of deposit, money market instruments and any fixed maturity investment with an initial maturity of one year or less.

AFS securities are recorded at fair value. Unrealized gains and losses during the year, net of the related tax effect applicable to AFS securities, as well as partnership investments that Alleghany accounts for as AFS, are excluded from earnings and reflected in comprehensive income, and the cumulative effect is reported as a separate component of stockholders’ equity until realized. If a decline in fair value is deemed to be other-than temporary, the investment is written down to its carrying value and the amount of the write-down is recorded as an other-than-temporary impairment (“OTTI”) loss on the statement of earnings. In addition, any portion of such decline that relates to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income, rather than against earnings.

Other invested assets include invested assets not identified above, primarily related to: (i) equity investments in operating companies where Alleghany has significant influence; (ii) partnership investments (including hedge funds and private equity funds); and (iii) loans receivable. Equity investments in operating companies where Alleghany has significant influence (an aggregate common stock position held at or above 20 percent is presumed to convey significant influence) are accounted for using the equity method. Partnership investments are accounted for as either AFS, or using the equity method where Alleghany has significant influence. Loans receivable are carried at unpaid principal balance.

Net realized gains and losses on investments are determined in accordance with the specific identification method.

Net investment income consists primarily of: (i) interest income from debt securities, short-term investments and cash, including any premium or discount amortization; (ii) dividend income from equity securities; and (iii) investment income from other invested assets, which generally includes distributions when receivable and earnings from investments accounted for under the equity method; less (iv) expenses related to investments. Interest income is accrued when earned. Premiums and discounts arising from the purchase of certain debt securities are treated as a yield adjustment over the estimated useful life of the securities, adjusted for anticipated prepayments using the retrospective interest method. Under this method, the effective yield on a security is estimated. Such estimates are based on the prepayment terms of the security, past actual cash flows, and assumptions as to future expected cash flow. The future cash flow assumptions consider various prepayment assumptions based on historical experience, as well as current market conditions. Periodically, the effective yield is re-estimated to reflect actual prepayments and updated future cash flow assumptions. Upon a re-estimation, the security’s book value is restated at the most recently calculated effective yield, assuming that yield had been in effect since the security was purchased. This treatment results in an increase or decrease to net investment income (amortization of premium or discount) at the new measurement date.

See Note 4 for further information regarding investments.

(c) Fair value

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between willing, able and knowledgeable market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, a three-tiered hierarchy for inputs is used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are market participant assumptions based on market data obtained from sources independent of the reporting entity. Unobservable inputs are the reporting entity’s own assumptions about market participant assumptions based on the best information available under the circumstances. In assessing the appropriateness of using observable inputs in making fair value determinations, Alleghany considers whether the market for a particular security is “active” or not based on all the relevant facts and circumstances. A market may be considered to be inactive if there are relatively few recent transactions or if there is a significant decrease in market volume. Furthermore, Alleghany considers whether observable transactions are “orderly” or not. Alleghany does not consider a transaction to be orderly if there is evidence of a forced liquidation or other distressed condition, and as such, little or no weight is given to that transaction as an indicator of fair value.

Although Alleghany is responsible for the determination of the value of the financial assets and the supporting methodologies and assumptions, it employs third party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When those providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting a quote, which is generally non-binding, from brokers who are knowledgeable about these securities or by employing widely accepted internal valuation models.

Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted internal valuation models, provide a single fair value measurement for individual securities. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates, and other market observable information, as applicable. The valuation models take into account, among other things, market observable information as of the measurement date as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and when applicable, collateral quality and other issue or issuer specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased.

The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

“Level 1” — Valuations are based on unadjusted quoted prices in active markets that Alleghany has the ability to access for identical, unrestricted assets, and do not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Alleghany’s Level 1 assets include publicly traded common stocks and mutual funds where Alleghany’s valuations are based on quoted market prices.

•

“Level 2” — Valuations are based on direct and indirect observable inputs other than quoted market prices included in Level 1. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as the terms of the security and market-based inputs. Terms of the security include coupon, maturity date, and any special provisions that may, for example, enable the investor, at its election, to redeem the security prior to its scheduled maturity date. Market-based inputs include interest rates and yield curves that are observable at commonly quoted intervals and current credit rating(s) of the security. Level 2 assets generally include short-term investments and most debt securities. Alleghany’s Level 2 liabilities consist of the Senior Notes.

•

“Level 3” —Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets requires the greatest degree of judgment, as these valuations are based on techniques that use significant inputs that are unobservable. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Alleghany’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, Alleghany considers factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Some Level 3 valuations are based entirely on non-binding broker quotes. These securities consist primarily of mortgage and asset-backed securities where reliable pool and loan level collateral information cannot be reasonably obtained. Assets classified as Level 3 principally include certain residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), other asset-backed securities, and partnership investments.

Mortgage and asset-backed securities are initially valued at the transaction price. Subsequently, Alleghany uses widely accepted valuation practices that produce a fair value measurement by comparison to transactions in similarly structured instruments, use of discounted cash flows, or option adjusted spread analyses. Unobservable inputs, significant to the measurement and valuation of mortgage and asset-backed securities, include assumptions about prepayment speed and collateral performance, including default, delinquency and loss severity rates. Significant changes to any one of these inputs, or combination of inputs, could significantly change the fair value measurement for these securities.

The impact of prepayment speeds on fair value is dependent on a number of variables including whether the securities were purchased at a premium or discount. A decrease in interest rates generally increases the assumed rate of prepayments, and an increase in interest rates generally decreases the assumed speed of prepayments. Increased prepayments increase the yield on securities purchased at a discount, and reduce the yield on securities purchased at a premium. In a decreasing prepayment environment, yields on securities purchased at a discount are reduced but are increased for securities purchased at a premium. Changes in default assumptions on underlying collateral are generally accompanied by directionally similar changes in other collateral performance factors, but generally result in a directionally opposite change in prepayment assumptions.

Fair values for partnership and private equity investments are initially valued at the transaction price. Subsequently, fair value is based on the performance of the portfolio of investments or results of operations of the investee, as derived from their financial statements. Significant improvements or disruptions in the financial markets may result in directionally similar or opposite changes to the portfolio of the investee, depending on how management of the investee has correlated the portfolio of investments to the market. Also, any changes made by the investee to the investment strategy of the private equity investment could result in significant changes to fair value that have a positive or negative correlation to the performance observed in the equity markets. For those investments whose performance is based on the results of operations within a specific industry, significant events impacting that industry could materially impact fair value. Also, decisions and changes to strategy made by management of the investee could result in positive or negative outcomes, which could significantly impact the results of operations of the investee and subsequently fair value.

Alleghany employs specific control processes to determine the reasonableness of the fair values of its financial assets and liabilities. Alleghany’s processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. Alleghany assesses the reasonableness of individual security values received from valuation service providers through various analytical techniques. In addition, Alleghany validates the reasonableness of fair values by comparing information obtained from Alleghany’s valuation service providers to other third party valuation sources for selected securities. Alleghany also validates prices obtained from brokers for selected securities through reviews by those who have relevant expertise and who are independent of those charged with executing investing transactions.

In addition to such procedures, Alleghany reviews the reasonableness of its classification of securities within the three-tiered hierarchy to ensure that the classification is consistent with GAAP.

See Note 3 for further information regarding fair value.

(d) Cash

Cash includes all deposit balances with a bank that are available for immediate withdrawal, whether interest-bearing or non-interest bearing.

(e) Premiums and Unearned Premiums

Premiums are recognized as revenue on a pro-rata basis over the term of an insurance policy. Assumed reinsurance premiums written and earned are based on reports received from ceding companies for pro rata treaty contracts and are generally recorded as written based on contract terms for excess-of-loss treaty contracts. Premiums are earned ratably over the terms of the related coverages.

Unearned premiums and ceded unearned premiums represent the portion of gross premiums written and ceded premiums written, respectively, relating to the unexpired terms of such coverages. Assumed reinsurance premiums written and earned, along with related costs, for which data has not been reported by the ceding companies, are estimated based on historical patterns and other relevant information. These estimates may change when actual data for such estimated items becomes available.

Premium balances receivable are reported net of an allowance for estimated uncollectible premium amounts. Such allowance is based upon an ongoing review of amounts outstanding, length of collection periods, the creditworthiness of the insured, and other relevant factors. Amounts deemed to be uncollectible are written off against the allowance.

(f) Reinsurance Ceded

Reinsurance is used to mitigate the exposure to losses, manage capacity and protect capital resources. Reinsuring loss exposures does not relieve the ceding entity from its obligations to policyholders. Reinsurance recoverables (including amounts related to claims incurred but not reported) and ceded unearned premiums are reported as assets. To minimize exposure to losses from a reinsurer’s inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter. In addition to considering the financial condition of a reinsurer, the collectibility of the reinsurance recoverables is evaluated (and where appropriate, whether an allowance for estimated uncollectible reinsurance recoverables is to be established), based upon a number of other factors. Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held, and other relevant factors. To the extent that an allowance for uncollectible reinsurance recoverable is established, amounts deemed to be uncollectible are written off against the allowance for estimated uncollectible reinsurance recoverables. There is currently no allowance for uncollectible reinsurance recoverables. See Note 5.

Ceded premiums written are recorded in accordance with the applicable terms of the various reinsurance contracts, and ceded premiums earned are charged against revenue over the period of the various reinsurance contracts. This also generally applies to reinstatement premiums paid to a reinsurer, which arise when contractually-specified ceded loss triggers have been breached. Ceded commissions reduce commissions, brokerage and other underwriting expenses, and ceded losses incurred reduce net loss and loss adjustment expense (“LAE”) incurred over the applicable periods of the various reinsurance contracts with third party reinsurers. If premiums or commissions are subject to adjustment (for example, retrospectively-rated or experience-rated), the estimated ultimate premium or commission is recognized over the period of the contract.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business and consistent with the terms of the underlying reinsurance contract.

(g) Deferred Acquisition Costs

As discussed in more detail in Note 1(q), Alleghany adopted new accounting guidance in the first quarter of 2012 related to acquisition costs.

Acquisition costs related to unearned premiums that vary with, and are directly related to, the production of such premiums are deferred. Furthermore, such deferred costs: (i) represent only incremental, direct costs associated with the successful acquisition of a new or renewal insurance or reinsurance contract; (ii) are essential to the contract transaction; (iii) would not have been incurred had the contract transaction not occurred; and (iv) are related directly to the acquisition activities involving underwriting, policy issuance and processing. Acquisition costs principally relate to commissions. To a lesser extent, acquisition costs can include premium taxes and certain qualifying underwriting expenses. For insurance policies written, acquisition costs are generally incurred directly, and include commissions, premium taxes and certain qualifying underwriting expenses. For reinsurance contracts written, acquisition costs are generally incurred through brokerage commissions and indirectly through ceding commissions, which are deferred. Deferred acquisition costs are amortized to expense as the related premiums are earned, generally over a period of one year. Deferred acquisition costs are reviewed at least annually to determine their recoverability from future income, including investment income. If any such costs are determined not to be recoverable they are charged to expense.

Anticipated net loss and LAE and estimated remaining costs of servicing the contracts are considered when evaluating recoverability of deferred acquisition costs.

(h) Property and Equipment

Property and equipment is carried at cost, net of accumulated depreciation and amortization. Depreciation of buildings and equipment is principally calculated using the straight-line method over the estimated useful life of the respective assets. Estimated useful lives for such assets range from 3 to 20 years. Amortization of leasehold improvements is principally calculated using the straight-line method over the estimated useful life of the leasehold improvement or the life of the lease, whichever is less. Rental expense on operating leases is recorded on a straight-line basis over the term of the lease, regardless of the timing of actual lease payments.

(i) Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net of amortization, are recorded as a consequence of business acquisitions. Goodwill represents the excess, if any, of the amount paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Other intangible assets are recorded at their fair value as of the acquisition date. A significant amount of judgment is needed to determine the fair values at the date of acquisition of other intangible assets and the net assets acquired in a business acquisition. The determination of the fair value of other intangible assets and net assets often involves the use of valuation models and other estimates, which involve many assumptions and variables and are inherently subjective. Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Goodwill and those intangible assets that have an indefinite useful life are not subject to amortization.

Goodwill and other intangible assets deemed to have an indefinite useful life are tested annually in the fourth quarter of every year for impairment. Goodwill and other intangible assets are also tested whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. A significant amount of judgment is required in performing goodwill and other intangible asset impairment tests. These tests include estimating the fair value of Alleghany’s operating units and other intangible assets. If it is determined that an asset has been impaired, the asset is written down by the amount of the impairment, with a corresponding charge to net earnings. Subsequent reversal of any impairment charge is not permitted.

With respect to goodwill, a qualitative assessment is first made to determine whether it is necessary to perform quantitative testing. This initial assessment includes, among others, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that the fair value of an operating unit may be less than its respective carrying amount, a second step is taken, involving a comparison between the estimated fair values of the operating units with their respective carrying amounts including goodwill. Under GAAP, fair value refers to the amount for which the entire operating unit may be bought or sold. The methods for estimating operating unit values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. All of these methods involve significant estimates and assumptions. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and a third step is performed to measure the amount of impairment. The third step involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of the operating units over the aggregate estimated fair values of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.

See Note 1(q) and Note 2 for further information on goodwill and other intangible assets.

(j) Income Taxes

Alleghany files a consolidated federal income tax return with its subsidiaries. Following the Acquisition Date, Alleghany’s consolidated federal income tax return will include as part of its taxable income those items of income of non-U.S. subsidiaries that are subject to U.S. income tax currently, pursuant to Subpart F income rules of the Internal Revenue Code. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Current tax liabilities or assets are recognized for the estimated taxes payable or refundable on tax returns for the current year.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. This determination is based upon a review of all available evidence, both positive and negative, including Alleghany’s earnings history, the timing, character and amount of future earnings potential, the reversal of taxable temporary differences and the tax planning strategies available.

See Note 9 for further information on income taxes.

(k) Loss Reserves

The reserves for loss and LAE represent management’s best estimate of the ultimate cost of all reported and unreported losses incurred through the balance sheet date.

The reserves for loss and LAE include but are not limited to: (i) reports and individual case estimates received from ceding companies, with respect to assumed reinsurance business; (ii) the accumulation of individual estimates for claims reported, with respect to direct insurance business; (iii) estimates for incurred but not reported (“IBNR”) claims based on past experience, modified for current trends and industry data; and (iv) estimates of expenses for investigating and settling claims based on past experience. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments are reflected in current income. Net loss and LAE incurred consists of the estimated ultimate cost of settling claims incurred within the reporting period (net of related reinsurance recoverable), including IBNR claims, plus changes in estimates of prior period losses.

The estimation of loss reserves is inherently difficult and subjective, especially in view of changing legal and economic environments that impact the development of loss reserves. Therefore, quantitative techniques have to be supplemented by subjective considerations and managerial judgment. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future.

Although the reserving process is difficult for insurance companies, the inherent uncertainties of estimating loss reserves are even greater for reinsurers, due primarily to a lag in claims reporting, the longer-term nature of much of the reinsurance business, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims, and differing reserving practices among ceding companies, which may change without notice. Alleghany writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess liability business for classes such as medical malpractice, directors and officers (“D&O”) liability, errors and omissions liability and general casualty. Claims from such classes can exhibit greater volatility over time than most other classes due to their low frequency, high severity nature and loss cost trends that are more difficult to predict. Net loss and LAE also include amounts for risks relating to asbestos-related illnesses and environmental impairment. See Notes 6 and 12(d).

(l) Earnings Per Share of Common Stock

Basic earnings per share of common stock is based on the average number of shares of common stock, par value $1.00 per share, of Alleghany (“Common Stock”) outstanding during the period, retroactively adjusted for stock dividends. Diluted earnings per share of Common Stock are based on those shares used to calculate basic earnings per share of Common Stock plus the dilutive effect of stock-based compensation awards, retroactively adjusted for stock dividends. See Note 11 for further information on earnings per share.

(m) Stock-Based Compensation Plans

The cost resulting from all stock-based compensation transactions is recognized in the financial statements, with fair value as the measurement objective in accounting for stock-based compensation arrangements. The fair value-based measurement method applies in accounting for stock-based compensation transactions with employees. Non-employee directors are treated as employees for accounting purposes.

With respect to stock option grants, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Common Stock. Alleghany uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

(n) Senior Notes

Debt consists of senior notes issued by Alleghany (the “Alleghany Senior Notes”) and senior notes issued by Transatlantic (the “Transatlantic Senior Notes,” and collectively, the “Senior Notes”). The Senior Notes are carried at unpaid principal balance including any unamortized premium or discount.

See Note 8 for further information regarding the Senior Notes.

(o) Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average exchange rates for the year. The resulting unrealized currency translation gain (loss) for functional currencies is recorded, net of tax, in accumulated other comprehensive income, a component of stockholders’ equity.

Transaction gains and losses on assets and liabilities denominated in foreign currencies are recorded as a component of net realized capital gains (losses) during the period in which they occur.

(p) Reclassification

Certain prior year amounts have been reclassified to conform to the 2012 presentation of the financial statements.

(q) Recent Accounting Standards

Recently Adopted

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued revised guidance on the testing of goodwill for impairment. This guidance simplifies how an entity tests goodwill for impairment by allowing an entity to first make a qualitative assessment to determine whether it is necessary to perform quantitative testing. Based on the results of such assessment, an entity will no longer be required to perform quantitative testing if it is more likely than not that the fair value of a reporting unit is greater than its carrying value. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Alleghany adopted this guidance in the first quarter of 2012, and the implementation did not have an impact on its results of operations and financial condition.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance, as amended in December 2011, increases the prominence of other comprehensive income in the financial statements and eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. This guidance does not change the items that must be reported within other comprehensive income. This guidance is generally effective for interim and annual periods beginning after December 15, 2011. Alleghany adopted this guidance in the first quarter of 2012, and the implementation did not have an impact on its results of operations and financial condition.

In May 2011, the FASB issued guidance that addresses requirements for measuring fair value. Among other things, the guidance clarifies that the “highest and best use” valuation premise applies only to non-financial assets, and that premiums or discounts should be applied to valuations of an individual asset or liability only when market participants would do so. The guidance also permits measurement of fair value of financial instruments (that are carried at fair value) based on an entity’s net exposure to a particular market or credit risk on a net basis if there is evidence that the entity manages its financial instruments in this way. The guidance provides for additional financial statement disclosure regarding fair value measurements, including disclosure involving transfers between categories within the fair value hierarchy, and quantitative and qualitative information about fair value measurements that involve a significant degree of judgment. This guidance is effective for interim and annual periods ending after December 15, 2011. Alleghany adopted this guidance in the first quarter of 2012, and the implementation did not have a material impact on its results of operations and financial condition.

In October 2010, the FASB issued guidance that provides additional clarification for costs associated with acquiring or renewing insurance contracts. This guidance states that only incremental, direct costs associated with the successful acquisition of a new or renewal insurance contract may be capitalized as deferred acquisition costs. Furthermore, such costs: (i) must be essential to the contract transaction; (ii) would not have been incurred had the contract transaction not occurred; and (iii) must be related directly to the acquisition activities involving underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in separate “direct response” advertising guidance within GAAP are met. All other acquisition-related costs and other expenses should be charged to expense as incurred. This guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Alleghany adopted this guidance in the first quarter of 2012, and the implementation did not have a material impact on its results of operations and financial condition.

Future Application of Accounting Standards

In December 2011, FASB issued guidance on disclosure requirements related to offsetting arrangements. The guidance provides for additional financial statement disclosure regarding offsetting and related arrangements to enable financial statement users to understand the effect of those arrangements on an entity’s financial position. This guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013. Alleghany will adopt this guidance in the 2013 first quarter, and Alleghany currently does not believe that the implementation will have a material impact on its results of operations and financial condition.

2.	Merger with Transatlantic

(a) Overview

On November 20, 2011, Alleghany entered into an Agreement and Plan of Merger (the “Merger Agreement”) with its wholly-owned subsidiary, Shoreline Merger Sub, LLC (subsequently converted into a corporation) (“Merger Sub”), and Transatlantic Holdings, Inc. (“Old Transatlantic”). On the Acquisition Date, Old Transatlantic was merged with (the “merger”) and into Merger Sub, which was renamed Transatlantic Holdings, Inc. (“Transatlantic”), and became a wholly-owned subsidiary of Alleghany.

Pursuant to the terms of the Merger Agreement, on the Acquisition Date, stockholders of Old Transatlantic were entitled to receive, in exchange for each share of Old Transatlantic common stock held, either shares of Common Stock or cash consideration with a value equal to $61.14 (“Per Share Consideration”), which was the sum of (i) 0.145 multiplied by the average of the closing sales prices on the New York Stock Exchange for Common Stock during the five trading days ending the day before the Acquisition Date, or “the Average Closing Price;” and (ii) $14.22, as more fully described in the Merger Agreement. In total, Alleghany paid to the stockholders of Old Transatlantic consideration of approximately $3.5 billion, consisting of cash consideration of $816.0 million and stock consideration of 8,360,959 shares of Common Stock. The stock consideration is generally expected to be tax free to Old Transatlantic stockholders.

Following the Acquisition Date, the Alleghany board of directors consisted of all 11 members from its pre-merger board of directors and three additional members (the “Continuing Directors”) who had served on the board of directors of Old Transatlantic.

Alleghany incurred due diligence, legal, investment banking and other merger-related costs (“Transaction Costs”) of $33.8 million in the first quarter of 2012, including $18.0 million payable to Alleghany’s investment bankers, in connection with the merger. Alleghany also incurred $19.3 million of Transaction Costs in the fourth quarter of 2011 in connection with the merger. Transaction Costs are reported as a component of corporate administration expense.

The merger was accounted for using the acquisition method of accounting. Based on the relative voting interests of Alleghany stockholders (approximately 51 percent) and Old Transatlantic stockholders (approximately 49 percent) in Alleghany post-merger, the composition of Alleghany’s board of directors and senior management after the merger and other factors, it was determined that Alleghany is the acquiring entity for accounting purposes. Under the acquisition method of accounting, the assets, liabilities and commitments of Transatlantic are adjusted to their fair values on the Acquisition Date. Significant judgment was required to arrive at estimates of fair values.

The excess of the fair value of the net assets acquired over the purchase price was recorded as a gain on bargain purchase of $494.9 million and is shown as a separate component of revenues in the statement of earnings for the three months ended March 31, 2012. The gain on bargain purchase determination is consistent with the fact that in recent periods, Old Transatlantic’s shares of common stock, similar to shares of certain other reinsurance and insurance companies, have traded at a discount to book value per common share.

(b) Purchase Price

Alleghany’s total purchase price for Old Transatlantic as of the Acquisition Date is calculated in accordance with GAAP as follows (in millions, except per share amounts):

Shares of Transatlantic common stock outstanding as of the Acquisition Date	57.6
Multiplied by per share exchange ratio of 0.145 shares of Common Stock per share of Transatlantic common stock	0.145

Shares of Common Stock issued	8.4
Multiplied by the Acquisition Date closing price per share of Common Stock(1)	$322.50

Portion of purchase price based on shares of Common Stock issued		$2,696.4

Shares of Transatlantic common stock outstanding as of the Acquisition Date	57.6
Adjustment to Transatlantic common stock(2)	(0.2)

Transatlantic common stock, as adjusted	57.4
Multiplied by cash price per share component	$14.22

Portion of purchase price based on cash consideration		816.0

Total purchase price		$3,512.4

(1)	As noted previously, the Merger Agreement determines aggregate consideration paid based on the Average Closing Price. For GAAP purposes, the purchase price is determined based on the closing price of the Common Stock as of the Acquisition Date.
(2)	The $816.0 million cash consideration was fixed as of the date of the Merger Agreement, predicated on the 57.4 million shares of common stock of Old Transatlantic outstanding at that date multiplied by $14.22 per share. Therefore, the additional 0.2 million of Old Transatlantic shares outstanding as of the Acquisition Date do not cause the cash consideration to increase and are adjusted for in this presentation.

(c) Fair Value of Net Assets Acquired and Gain on Bargain Purchase

The total fair value of net assets acquired and the gain on bargain purchase as of the Acquisition Date are calculated as follows (in millions):

Net book value of net assets acquired prior to fair value adjustments	$4,062.7
Adjustments for fair value, by applicable balance sheet caption:
Assets:
Deferred acquisition costs	(250.7)
Intangible assets	323.5
Net deferred tax assets	21.5
All other assets	(25.3)
Liabilities:
Senior Notes	(124.4)

Fair value of net assets acquired	4,007.3
Less purchase price	(3,512.4)

Gain on bargain purchase (before all Transaction Costs)	$494.9

Pursuant to the terms of the Merger Agreement, each outstanding stock option to acquire Old Transatlantic common stock was converted into the right to receive a cash payment based on its Black-Scholes value on the Acquisition Date based on assumptions set forth in the Merger Agreement. As of the Acquisition Date, the value of the Transatlantic stock options was determined to be $11.1 million, and was paid by Alleghany in March 2012.

Pursuant to the terms of the Merger Agreement, each outstanding Transatlantic restricted stock unit (including performance-based Transatlantic restricted stock units) held by current or former employees or non-employee directors of Old Transatlantic was converted into the right to receive a cash payment in an amount equal to the Per Share Consideration, with the same terms and conditions as were applicable under such restricted stock unit prior to its conversion, that was: (i) deemed notionally invested in the equity of Transatlantic, referred to as “book value units;” (ii) with respect to the Continuing Directors, deemed notionally invested in Common Stock; or (iii) maintained in a cash account while continuing to vest on the existing vesting schedule. As of the Acquisition Date, the value of the Transatlantic restricted stock units was determined to be $49.5 million, of which $1.1 million was paid by Alleghany with the remainder expected to be paid over the next three years.

Prior to the Acquisition Date, Old Transatlantic established a liability for its stock option and restricted stock awards that was previously accounted for as equity, and this liability is reflected in the net book value of net assets acquired prior to fair value adjustments.

An explanation of the adjustments for fair value is as follows:

•	Deferred acquisition costs - Elimination of Transatlantic’s deferred acquisition costs asset.

•	Intangible assets - Establish fair value of intangible assets related to Transatlantic (see below for further detail).

•	Net deferred tax assets - Adjustment to deferred tax assets, net, related to fair value adjustments. See Note 9.

•	All other assets - Elimination of Transatlantic’s carried goodwill, deferred debt issuance costs, allowance for doubtful accounts and the recording of fair value adjustments to other asset categories.

•	Senior Notes - Adjustments of the Transatlantic Senior Notes to their estimated fair value based on prevailing interest rates and other factors as of the Acquisition Date. See Note 8(b).

The net intangible assets (liabilities) included in “intangible assets” in the table above, and as of March 31, 2012, consist of the following (in millions):

	Amount	Economic Useful Life
Value of business in-force	$291.4	One year
Loss and LAE reserves	(98.8)	15 years
State and foreign insurance licenses	19.0	Indefinite
Trade name	50.0	Indefinite
Renewal rights	44.0	14 years
Leases	(28.1)	10 years
Gain contingency on dispute previously in arbitration	36.0	As settled
Internally-developed software	10.0	2.5 years

Net intangible assets, before amortization, as of the Acquisition Date	$323.5

Amortization (from the Acquisition Date through March 31, 2012)	$31.1

Net intangible assets, after amortization, as of March 31, 2012	$292.4

An explanation of the intangible assets and related future amortization is as follows:

•

Value of business in-force - Intangible asset resulting from the adjustment of unearned premiums to the estimated fair value of profit within Transatlantic’s unearned premiums as of the Acquisition Date, adjusted for a risk factor. This will be amortized as the contracts for business in-force as of the Acquisition Date expire.

•

Loss and LAE reserves - Adjustment resulting from the difference between the estimated fair value and the historical carrying value of Transatlantic’s unpaid loss and LAE, net of related reinsurance recoverable, as of the Acquisition Date. The estimated fair value consists of the present value of the net loss reserves plus a risk premium. This will be amortized over the estimated payout pattern of net reserves as of the Acquisition Date.

•

State and foreign licenses - Addition of the estimated fair value of identifiable intangible assets resulting from the merger arising from the ability to write reinsurance in all 50 U.S. states and the District of Columbia and various foreign jurisdictions.

•

Trade name - Addition of the estimated fair value of identifiable intangible assets resulting from the merger arising from trade names and trademarks used by Transatlantic in conducting its business worldwide.

•

Renewal rights - Addition of the estimated fair value of identifiable intangible assets resulting from the merger arising from renewal rights. This will be amortized over the net earnings pattern of renewed reinsurance contracts, estimated as of the Acquisition Date.

•

Leases - Adjustment resulting from the difference between the estimated fair value of Transatlantic’s operating leases for its office space and its operating lease commitments, as of the Acquisition Date. This will be amortized on a straight-line basis over the future remaining terms of the operating leases as of the Acquisition Date.

•

Gain contingency on dispute previously in arbitration - Estimated minimum recovery, net of estimated legal costs, from a dispute previously in arbitration. See Note 12(a) for further discussion of the dispute previously in arbitration.

•

Internally-developed software - Addition of the estimated fair value of identifiable intangible assets resulting from the merger arising from internally-developed software. This will be amortized on a straight-line basis over its economic useful life.

(d) Financial Results

The following information summarizes the results of Transatlantic since the Acquisition Date that have been included within Alleghany’s Consolidated Statements of Earnings and Comprehensive Income (in millions):

For the period from March 6, 2012 to March 31, 2012
Revenues
Net premiums earned	$243.1
Net investment income	18.4
Net realized capital gains	0.5
Other than temporary impairment losses	—
Gain on bargain purchase	—
Other income	0.2

Total revenues	262.2

Costs and expenses
Net loss and loss adjustment expenses	147.7
Commissions, brokerage and other underwriting expenses	29.2
Other operating expenses	5.0
Corporate administration	—
Amortization of intangible assets	31.1
Interest expense	4.7

Total costs and expenses	217.7

Earnings before income taxes	44.5
Income taxes	11.9

Net earnings	$32.6

(e) Supplemental Pro forma Information

Transatlantic’s results have been included in Alleghany’s Consolidated Financial Statements from the Acquisition Date to March 31, 2012. The following pro forma financial information for the three months ended March 31, 2012 and 2011 is presented for informational purposes only and is not necessarily indicative of the results that would have occurred had the merger been consummated at the beginning of each period presented, nor is it necessarily indicative of future results. Significant assumptions used to determine pro forma results include amortization of intangible assets related to the merger and assumes Alleghany’s acquisition of Transatlantic occurred on January 1 of each of the respective periods. Transaction Costs and gain on bargain purchase that are included in Alleghany’s financial statements have not been included in the unaudited pro forma consolidated information. The table presents unaudited pro forma consolidated information for the three months ended March 31, 2012 and 2011 (in millions, except per share data):

	Pro Forma Three Months Ended March 31,
	2012		2011
Total revenues (1)	$	1,339.0	$1,360.0
Net earnings (losses) (1)(2)		152.3	(128.8)

Basic earnings per share	$	9.00	$(7.45)

(1)	Among other adjustments, reflects adjustments to amortization expense on Transatlantic’s AFS debt securities resulting from the adjustment of amortized cost to their Acquisition Date fair value. Such adjustment reduced the net investment income of Transatlantic.
(2)	Among other adjustments, reflects adjustments to amortization expense on the Transatlantic Senior Notes resulting from the adjustment to their Acquisition Date fair value. Such adjustment reduced the interest expense of Transatlantic. See Note 8(b). Also reflects adjustments to other operating expense resulting from the amortization expense associated with intangible assets arising from the merger. Such adjustments increased other operating expense of Transatlantic.

The reduction in pro forma revenues in the first quarter of 2012 compared with the first quarter of 2011 reflects a reduction of Transatlantic’s revenues primarily due to lower net premiums earned and lower net investment income, partially offset by an increase in revenues for Alleghany primarily due to higher net realized capital gains and an increase in net premiums earned.

Pro forma net earnings were $152.3 million in the first quarter of 2012, compared with net losses of $128.8 million in the first quarter of 2011 primarily reflecting severe international catastrophe losses incurred by Transatlantic in the first three months of 2011, as well as higher net realized capital gains recorded by Alleghany in the first three months of 2012.

The pro forma results include Transatlantic’s pre-tax catastrophe losses, net of reinsurance and reinstatement premiums, of $53.7 million in the first quarter of 2012, compared with $545.4 million of pre-tax catastrophe losses in the first quarter of 2011. In addition, Transatlantic recorded pre-tax losses and LAE of $15.8 million in the first quarter of 2012 related to the capsizing of the luxury liner, Costa Concordia, off the coast of Italy. The catastrophe losses included in the first quarter of 2012 relate to events that occurred in 2011. All such losses were incurred by Old Transatlantic prior to the Acquisition Date and are not included in Alleghany’s GAAP net earnings for the three month period ending March 31, 2012.

(f) Goodwill and Intangible Assets

The amount of goodwill and intangible assets, net of accumulated amortization expense, reported on Alleghany’s consolidated balance sheets as of March 31, 2012 and December 31, 2011 is as follows (in millions):

	March 31, 2012			December 31, 2011(1)
	Gross Carrying Value(2)	Accumulated Amortization	Net Carrying Value(2)	Gross Carrying Value(2)	Accumulated Amortization	Net Carrying Value(2)
Insurance segment(3) - Goodwill	$48.1	$—	$48.1	$48.1	$—	$48.1

Insurance segment - Intangible assets:
Agency relationships	21.7	7.3	14.4	21.7	7.1	14.6
State insurance licenses	25.8	—	25.8	25.8	—	25.8
Trade name	35.5	—	35.5	35.5	—	35.5
Brokerage and reinsurance relationships	33.8	19.7	14.1	33.8	19.1	14.7
Renewal and distribution rights	24.3	24.0	0.3	24.3	24.0	0.3
Other	4.1	4.1	—	4.1	4.1	—

Total insurance segment intangibles	145.2	55.1	90.1	145.2	54.3	90.9

Total insurance segment goodwill and other intangibles	$193.3	$55.1	$138.2	$193.3	$54.3	$139.0

Reinsurance segment(3) - Intangible assets:
Value of business in-force	$291.4	$32.4	$259.0	$—	$—	$—
Loss and LAE reserves	(98.8)	(1.5)	(97.3)	—	—	—
State and foreign insurance licenses	19.0	—	19.0	—	—	—
Trade name	50.0	—	50.0	—	—	—
Renewal rights	44.0	0.1	43.9	—	—	—
Leases	(28.1)	(0.2)	(27.9)	—	—	—
Gain contingency on dispute previously in arbitration	36.0	—	36.0	—	—	—
Internally-developed software	10.0	0.3	9.7	—	—	—

Total reinsurance segment intangibles	323.5	31.1	292.4	—	—	—

Alleghany consolidated goodwill and other intangibles	$516.8	86.2	430.6	$193.3	$54.3	$139.0

(1)	See Note 4 of Notes to Consolidated Financial Statements set forth in Item 8 of the 2011 10-K for further detail.
(2)	Goodwill and intangible assets have been reduced by amounts written-down in prior periods. See Note 4(a) of Notes to Consolidated Financial Statements set forth in Item 8 of the 2011 10-K for further detail.
(3)	See Note 13 for further detail regarding Alleghany’s segments.

3.	Fair Value of Financial Instruments

The carrying values and estimated fair values of Alleghany’s consolidated financial instruments as of March 31, 2012 and December 31, 2011 were as follows (in millions):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Investments (excluding equity method investments)(1)	$17,119.6	$17,119.6	$4,670.6	$4,670.6

Liabilities
Senior Notes(2)	$1,423.9	$1,448.7	$299.0	$314.8

(1)	This table includes AFS investments (debt and equity securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method (including Homesite, ORX and other equity method investments) and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8.

Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of March 31, 2012 and December 31, 2011 were as follows (in millions):

	Level 1	Level 2	Level 3	Total
As of March 31, 2012
Equity securities:
Common stock(1)	$773.9	$—	$—	$773.9
Preferred stock	—	—	—	—

Total equity securities	773.9	—	—	773.9

Debt securities:
U.S. Government obligations	—	545.8	—	545.8
Municipal bonds	—	6,774.2	—	6,774.2
Foreign government obligations	—	868.9	0.8	869.7
U.S. corporate bonds	—	2,938.0	6.5	2,944.5
Foreign corporate bonds	—	2,076.6	—	2,076.6
Mortgage and asset-backed securities:
RMBS(2)	—	1,769.5	54.2	1,823.7
CMBS	—	357.8	36.3	394.1
Other asset-backed securities	—	298.5	6.8	305.3

Total debt securities	—	15,629.3	104.6	15,733.9
Short-term investments	—	571.7	—	571.7
Other invested assets (excluding equity method investments)(3)	—	—	40.1	40.1

Total Investments (excluding equity method investments)	$773.9	16,201.0	144.7	17,119.6

Senior Notes	$—	1,448.7	—	1,448.7

	Level 1	Level 2	Level 3	Total
As of December 31, 2011
Equity securities:
Common stock(1)	$871.0	$—	$—	$871.0
Preferred stock	—	—	—	—

Total equity securities	871.0	—	—	871.0

Debt securities:
U.S. Government obligations	267.8	—	—	267.8
Municipal bonds	—	1,113.6	—	1,113.6
Foreign government obligations	—	—	—	—
U.S. corporate bonds	—	354.1	—	354.1
Foreign corporate bonds	—	83.5	—	83.5
Mortgage and asset-backed securities:
RMBS(2)	—	497.3	—	497.3
CMBS	—	144.7	—	144.7
Other asset-backed securities	—	218.5	—	218.5

Total debt securities	267.8	2,411.7	—	2,679.5
Short-term investments	54.3	1,042.2	—	1,096.5
Other invested assets (excluding equity method investments)(3)	—	—	23.6	23.6

Total Investments (excluding equity method investments)	$1,193.1	$3,453.9	$23.6	$4,670.6

Senior Notes	$—	$314.8	$—	$314.8

(1)	Of the $773.9 million and $871.0 million of fair value as of March 31, 2012 and December 31, 2011, respectively, $232.2 million and $573.3 million, respectively, related to certain energy sector businesses.
(2)	Includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(3)	Consists of partnership investments accounted for on an AFS basis.

In the three months ended March 31, 2012, transfers in or out of Level 1, Level 2 or Level 3 consisted of a $267.8 million transfer of U.S. Government obligations out of Level 1 and into Level 2, reflecting a change in Alleghany’s classification practice for U.S. Government obligations, effective January 1, 2012, based on a review of trading activity. In the three months ended March 31, 2011, there were no transfers in or out of Level 1, Level 2 or Level 3.

The following tables present reconciliations of the changes during the three months ended March 31, 2012 in Level 3 assets measured at fair value (in millions):

	Debt Securities
			Mortgage and Asset-backed
Three Months Ended March 31, 2012	Foreign Government Obligations	U.S. Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
Balance January 1, 2012	$—	$—	$—	$—	$—	$23.6	$23.6
Net realized/unrealized gains included in:
Net earnings(2)	—	—	0.5	0.3	—	—	0.8
Other comprehensive income	0.4	—	(0.7)	(0.8)	0.3	1.0	0.2
Purchases(3)	0.4	6.5	55.1	36.8	6.5	16.8	122.1
Sales	—	—	—	—	—	(1.3)	(1.3)
Issuances	—	—	—	—	—	—	—
Settlements	—	—	(0.7)	—	—	—	(0.7)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—

Balance March 31, 2012	$0.8	$6.5	$54.2	$36.3	$6.8	$40.1	$144.7

(1)	Consists of partnership investments.
(2)	There were no OTTI losses recorded in net earnings on instruments still held as of March 31, 2012.
(3)	Principally consists of Level 3 assets acquired as part of the merger.

Net unrealized losses related to Level 3 investments as of March 31, 2012 and December 31, 2011 are not material.

See Note 1(c) for Alleghany’s accounting policy on fair value.

4.	Investments

(a) Unrealized Gains and Losses

The amortized cost or cost and the fair value of AFS securities as of March 31, 2012 and December 31, 2011 are summarized as follows (in millions):

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2012
Equity securities:
Common stock*	$659.2	$115.5	$(0.8)	$773.9
Preferred stock	—	—	—	—

Total equity securities	659.2	115.5	(0.8)	773.9

Debt securities:
U.S. Government obligations	541.0	6.2	(1.4)	545.8
Municipal bonds	6,717.5	80.4	(23.7)	6,774.2
Foreign government obligations	870.4	1.3	(2.0)	869.7
U.S. corporate bonds	2,941.1	15.6	(12.2)	2,944.5
Foreign corporate bonds	2,074.2	7.1	(4.7)	2,076.6
Mortgage and asset-backed securities:
RMBS	1,798.0	36.0	(10.3)	1,823.7
CMBS	379.5	15.9	(1.3)	394.1
Other asset-backed securities	303.3	3.8	(1.8)	305.3

Total debt securities	15,625.0	166.3	(57.4)	15,733.9

Short-term investments	571.7	—	—	571.7

Total	$16,855.9	$281.8	$(58.2)	$17,079.5

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2011
Equity securities:
Common stock*	$775.8	$121.4	$(26.2)	$871.0
Preferred stock	—	—	—	—

Total equity securities	775.8	121.4	(26.2)	871.0

Debt securities:
U.S. Government obligations	260.6	7.2	—	267.8
Municipal bonds	1,038.2	75.7	(0.3)	1,113.6
Foreign government bonds	—	—	—	—
U.S. corporate bonds	341.8	14.4	(2.1)	354.1
Foreign corporate bonds	81.8	2.2	(0.5)	83.5
Mortgage and asset-backed securities:
RMBS	467.7	31.0	(1.4)	497.3
CMBS	133.5	13.0	(1.8)	144.7
Other asset-backed securities	215.3	3.3	(0.1)	218.5

Total debt securities	2,538.9	146.8	(6.2)	2,679.5

Short-term investments	1,096.5	—	—	1,096.5

Total	$4,411.2	$268.2	$(32.4)	$4,647.0

*	Of the $773.9 million and $871.0 million of fair value as of March 31, 2012 and December 31, 2011, respectively, $232.2 million and $573.3 million, respectively, related to certain energy sector businesses.

(b) Contractual Maturity

The amortized cost and estimated fair value of debt securities as of March 31, 2012 by contractual maturity are shown below (in millions). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost or Cost	Fair value
Short-term investments due in one year or less	$571.7	$571.7

Mortgage and asset-backed securities *	2,480.8	2,523.1
Debt securities with maturity dates:
One year or less	644.3	645.7
Over one through five years	4,853.3	4,866.4
Over five through ten years	3,673.8	3,713.7
Over ten years	3,972.8	3,985.0

Total debt securities	15,625.0	15,733.9

Equity securities	659.2	773.9

Total	$16,855.9	$17,079.5

*	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

Net investment income for the three months ended March 31, 2012 and 2011 was as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Interest income	$41.1	$25.5
Dividend income	1.9	9.8
Investment expenses	(2.8)	(1.8)
Equity in income (losses) of Homesite	14.6	(0.5)
Equity in income (losses) of ORX	(1.8)	(1.0)
Other investment income (losses)	0.2	(0.4)

Total	$53.2	$31.6

As of March 31, 2012, non-income producing invested assets were insignificant.

(d) Realized Gains and Losses

The proceeds from sales of AFS securities were $0.7 billion and $0.4 billion in the three months ended March 31, 2012 and 2011, respectively.

Realized capital gains and losses in the three months ended March 31, 2012 and 2011 arose primarily from the sales of equity securities and include $63.1 million of capital gains from the sales of shares of common stock of Exxon Mobil Corporation in January 2012. The amount of gross realized capital gains and gross realized capital losses of AFS securities (primarily equity securities) for the three months ended March 31, 2012 and 2011 were as follows (in millions):

	2012	2011

Gross realized gains	$72.9	$40.9
Gross realized losses	(4.9)	(6.2)

Net realized gains	$68.0	$34.7

Gross realized loss amounts exclude OTTI losses, as discussed below.

(e) OTTI losses

Alleghany holds its equity and debt securities as AFS, and as such, these securities are recorded at fair value. Alleghany continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. The analysis of any individual security’s decline in value is performed in its functional currency. If the decline of a particular investment is deemed temporary, Alleghany records the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, Alleghany writes its cost- or amortized cost-basis down to the fair value of the investment and records an OTTI loss on its statement of earnings, regardless of whether Alleghany continues to hold the security. In addition, any portion of such decline that relates to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income, rather than charged against earnings.

Management’s assessment of equity securities initially involves an evaluation of all securities that are in an unrealized loss position, regardless of the duration or severity of the loss, as of the applicable balance sheet date. Such initial review consists primarily of assessing whether:

(i)	there has been a negative credit or news event with respect to the issuer that could indicate the existence of an OTTI; and

(ii)	Alleghany has the ability and intent to hold an equity security for a period of time sufficient to allow for an anticipated recovery (generally considered to be less than one year from the balance sheet date).

To the extent that an equity security in an unrealized loss position is not impaired based on the initial review described above, Alleghany then further evaluates such equity security and deems it to be other-than-temporarily impaired if it has been in an unrealized loss position for twelve months or more or if its unrealized loss position is greater than 50 percent of its cost, absent compelling evidence to the contrary.

Alleghany then evaluates those equity securities where the unrealized loss is 20 percent or more of cost as of the balance sheet date or which have been in an unrealized loss position continuously for six months or more preceding the balance sheet date. This evaluation takes into account quantitative and qualitative factors in determining whether such securities are other-than-temporarily impaired including:

(i)	market valuation metrics associated with the equity security (e.g., dividend yield and price-to-earnings ratio);

(ii)	current views on the equity security, as expressed by either Alleghany’s internal stock analysts and/or by third-party stock analysts or rating agencies; and

(iii)	discrete credit or news events associated with a specific company, such as negative news releases and rating agency downgrades with respect to the issuer of the investment.

Debt securities in an unrealized loss position are evaluated for OTTI if they meet any of the following criteria:

(i)	they are trading at a 20 percent discount to amortized cost for an extended period of time (nine consecutive months or longer);

(ii)	there has been a negative credit or news event with respect to the issuer that could indicate the existence of an OTTI;

(iii)	Alleghany intends to sell or it is more likely than not that Alleghany will sell the debt security before recovery of its amortized cost basis; and

(iv)	Alleghany may not realize a full recovery on its investment, regardless of the occurrence of one or more of the foregoing events.

If Alleghany intends to sell, or it is more likely than not that Alleghany will sell, a debt security before recovery of its amortized cost basis, the total amount of the unrealized loss position is recognized as an OTTI loss in earnings. To the extent that a debt security that is in an unrealized loss position is not impaired based on the preceding, Alleghany will consider a debt security to be impaired when it believes it to be probable that Alleghany will not be able to collect the entire amortized cost basis. For debt securities in an unrealized loss position as of the end of each quarter, Alleghany develops a best estimate of the present value of expected cash flows on a security by security basis. If the results of the cash flow analysis indicate Alleghany will not recover the full amount of its amortized cost basis in the investment, Alleghany records an OTTI loss in earnings equal to the difference between the present value of expected cash flows and the amortized cost basis of the security. If applicable, the difference between the total unrealized loss position on the security and the OTTI loss recognized in earnings is the non-credit related portion and is recorded as a component of other comprehensive income.

In developing the cash flow analyses for debt securities, Alleghany considers various factors for the different categories of debt securities. For municipal bonds, Alleghany takes into account the taxing power of the issuer, source of revenue, credit risk and credit enhancements and pre-refunding. For mortgage and asset-backed securities, Alleghany discounts its best estimate of future cash flows at an effective rate equal to the original effective yield of the security or, in the case of floating rate securities, at the current coupon. Alleghany’s models include assumptions about prepayment speeds, default and delinquency rates, and underlying collateral (if any), as well as credit ratings, credit enhancements and other observable market data. For corporate bonds, Alleghany reviews business prospects, credit ratings and available information from asset managers and rating agencies for individual securities.

OTTI losses for the first quarter of 2012 reflect $1.8 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings, compared with no OTTI losses in the first quarter of 2011. Upon the ultimate disposition of securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $1.8 million, $0.9 million is related to an equity security in the energy sector and $0.9 million is related to debt securities (all of which was credit-related). The determination that unrealized losses on such securities were other than temporary was primarily based on the duration of the decline in fair value of such security relative to their cost as of the balance sheet date.

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of March 31, 2012 were deemed to be temporary, based on, among other things:

(i)	the duration of time and the relative magnitude to which fair values of these investments has been below cost was not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for twelve months or more as of March 31, 2012);

(ii)	the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term prospects of the issuer of the investment; and

(iii)	Alleghany’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

(f) Aging of Gross Unrealized Losses

As of March 31, 2012 and December 31, 2011, gross unrealized investment losses and related fair values for debt securities and equity securities, grouped by length of time in a continuous unrealized loss position, were as follows (in millions):

	Less Than 12 months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of March 31, 2012
Debt securities:
U.S. Government obligations	$149.2	$1.4	$—	$—	$149.2	$1.4
Municipal bonds	4,625.0	23.4	5.5	0.3	4,630.5	23.7
Foreign government obligations	633.1	2.0	—	—	633.1	2.0
U.S. corporate bonds	2,177.1	12.0	5.3	0.2	2,182.4	12.2
Foreign corporate bonds	829.0	4.7	—	—	829.0	4.7
Mortgage and asset-backed securities:
RMBS	855.2	9.9	5.4	0.4	860.6	10.3
CMBS	161.5	1.3	0.8	—	162.3	1.3
Other asset-backed securities	93.9	0.4	8.9	1.4	102.8	1.8

Total debt securities	9,524.0	55.1	25.9	2.3	9,549.9	57.4

Equity securities:
Common stock	101.0	0.8	—	—	101.0	0.8
Preferred stock	—	—	—	—	—	—

Total equity securities	101.0	0.8	—	—	101.0	0.8

Total temporarily impaired securities	$9,625.0	$55.9	$25.9	$2.3	$9,650.9	$58.2

	Less Than 12 months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2011
Debt securities:
U.S. Government obligations	$—	$—	$—	$—	$—	$—
Municipal bonds	—	—	6.8	0.3	6.8	0.3
Foreign government obligations	—	—	—	—	—	—
U.S. corporate bonds	47.4	1.8	5.1	0.3	52.5	2.1
Foreign corporate bonds	7.6	0.3	6.1	0.2	13.7	0.5
Mortgage and asset-backed securities:
RMBS	4.2	0.1	18.7	1.3	22.9	1.4
CMBS	7.8	0.3	8.5	1.5	16.3	1.8
Other asset-backed securities	21.4	0.1	0.5	—	21.9	0.1

Total debt securities	88.4	2.6	45.7	3.6	134.1	6.2

Equity securities:
Common stock	275.5	26.2	—	—	275.5	26.2
Preferred stock	—	—	—	—	—	—

Total equity securities	275.5	26.2	—	—	275.5	26.2

Total temporarily impaired securities	$363.9	$28.8	$45.7	$3.6	$409.6	$32.4

As of March 31, 2012, Alleghany held a total of 1,038 debt and equity securities that were in an unrealized loss position, of which 12 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. Of the debt securities that were in an unrealized loss position, all were other asset-backed securities, RMBS, municipal bonds or U.S. corporate bonds.

As of March 31, 2012, substantially all of Alleghany’s debt securities were rated investment grade, with approximately 0.9 percent of debt securities having issuer credit ratings that were below investment grade or not rated.

(g) Statutory Deposits

Investments with fair values of $953.5 million as of March 31, 2012, the substantial majority of which were debt and equity securities, were deposited with governmental authorities as required by law.

5.	Reinsurance Ceded

(a) Overview

Alleghany reinsures portions of the risk it underwrites in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines, improve risk-adjusted portfolio returns, and enable Alleghany to increase gross premium writings and risk capacity without requiring additional capital. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, AIHL and Transatlantic would remain liable for such reinsurance portion not paid by their reinsurers.

Reinsurance contracts are typically pro rata treaties, which includes surplus share treaties and excess-of-loss treaties. Under pro rata reinsurance, Alleghany and its reinsurers share premiums, losses and expenses in an agreed upon proportion. Excess-of-loss reinsurance provides reimbursement to Alleghany for losses in excess of a certain amount up to a predetermined limit in exchange for consideration generally based on a percentage of premiums of the individual policy or policies.

(b) Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverables. Such balances as of March 31, 2012 and December 31, 2011 consist of the following (in millions):

	March 31, 2012	December 31, 2011
Reinsurance recoverables on paid losses	$68.0	$21.0
Ceded outstanding loss and LAE	1,256.4	831.8

Total reinsurance recoverables	$1,324.4	$852.8

Information regarding concentration of Alleghany’s reinsurance recoverables and the ratings profile of its reinsurers as of March 31, 2012 is as follows (dollars in millions):

Reinsurer(1)	Rating(2)	Amount	Percentage
Swiss Reinsurance Company	A+(Superior)	$166.6	12.6%
Chartis, Inc., a subsidiary of AIG	A (Excellent)	109.0	8.2
Platinum Underwriters Holdings, Ltd.	A (Excellent)	97.1	7.3
PartnerRe Ltd.	A+(Superior)	89.6	6.8
Syndicates at Lloyd’s	A (Excellent)	87.3	6.6
All other reinsurers(3)		774.8	58.5

Total reinsurance recoverables		$1,324.4	100.0%

Secured reinsurance recoverables(4)		$191.1	14.4%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Approximately 86.8 percent of Alleghany’s reinsurance recoverables balance as of March 31, 2012 was due from reinsurers having an A.M. Best Company financial strength rating of “A-” (Excellent) or higher.
(4)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

Alleghany had no allowance for uncollectible reinsurance as of March 31, 2012 or December 31, 2011.

Reinsured loss and LAE ceded included in Alleghany’s consolidated statements of earnings were $38.0 million and $23.6 million for the three months ended March 31, 2012 and 2011, respectively.

(c) Premiums written and earned

The following table indicates property and casualty premiums written and earned for the three months ended March 31, 2012 and March 31, 2011 (in millions):

	Three Months Ended March 31,
	2012	2011
Gross premiums written – direct	$269.4	$240.8
Gross premiums written – assumed*	265.2	9.4
Ceded premiums written*	(100.4)	(83.6)

Net premiums written	$434.2	$166.6

Gross premiums earned – direct	$273.3	$263.5
Gross premiums earned – assumed*	262.2	7.4
Ceded premiums earned*	(101.3)	(89.9)

Net premiums earned	$434.2	$181.0

*	Includes Transatlantic amounts from the Acquisition Date through March 31, 2012. See Note 2.

(d) Update to Material Reinsurance Contracts

As discussed in the 2011 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk, and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2012. RSUI placed its catastrophe reinsurance program for the 2012-2013 period, and the new program is similar to the expired program.

The new reinsurance program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 60.0 percent co-participation by RSUI (compared with 47.0 percent co-participation under the expired program), in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5.0 percent co-participation by RSUI (the same percent co-participation under the expired program), in excess of $200.0 million. In addition, RSUI’s property per risk reinsurance program for the 2012-2013 period provides RSUI with coverage for $90.0 million of losses, before a 10.0 percent co-participation by RSUI, in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance.

6.	Liability for Loss and LAE

Activity in liability for loss and LAE in the first three months of 2012 and 2011 is summarized as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Reserves as of January 1	$2,313.0	$2,328.7
Less: reinsurance recoverables(1)	831.8	847.4

Net reserves	1,481.2	1,481.3

Reserves acquired(2)	9,156.1	—

Incurred loss, net of reinsurance, related to:
Current year(3)	249.3	90.1
Prior years	(15.4)	(19.1)

Total incurred loss and LAE, net of reinsurance	233.9	71.0

Paid loss, net of reinsurance, related to:
Current year(3)	158.6	6.7
Prior years	98.7	95.0

Total paid loss and LAE, net of reinsurance	257.3	101.7

Foreign exchange effect(3)	—	—

Reserves, net of reinsurance recoverables, as of March 31	10,613.9	1,450.6
Reinsurance recoverables as of March 31(1)	1,256.4	839.6

Reserves, gross of reinsurance recoverables, as of March 31	$11,870.3	$2,290.2

(1)	Reinsurance recoverables in this table include only ceded loss reserves.
(2)	Represents the carrying value of Transatlantic’s net reserves acquired in the merger. Gross loss reserves and ceded loss reserves as of the Acquisition Date were $9,627.8 million and $471.7 million, respectively. See Note 2.
(3)	Includes amounts from Transatlantic from the Acquisition Date through March 31, 2012. See Note 2.

The increase in gross loss and LAE reserves in the first three months of 2012 reflects the acquisition of Transatlantic.

7.	Credit Agreement

On September 9, 2010, Alleghany entered into a three-year credit agreement (the “Credit Agreement”) with a bank, providing commitments (the “Commitments”) for a two tranche revolving credit facility in an aggregate principal amount of up to $100.0 million, consisting of (i) a secured credit facility, subject to a borrowing base as set forth in the Credit Agreement, in an aggregate principal amount of up to $50.0 million, and (ii) an unsecured credit facility in an aggregate principal amount of up to $50.0 million. The Commitments under the Credit Agreement are scheduled to terminate on September 9, 2013, unless terminated earlier. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes.

There were no borrowings under the Credit Agreement since its inception through March 31, 2012.

8.	Senior Notes

(a) Alleghany Senior Notes

On September 20, 2010, Alleghany completed a public offering of $300.0 million aggregate principal amount of 5.625% senior notes due on September 15, 2020. The Alleghany Senior Notes are unsecured and unsubordinated general obligations of Alleghany. Interest is payable semi-annually. The terms of the Alleghany Senior Notes permit redemption prior to their maturity. The indenture under which the Alleghany Senior Notes were issued contains covenants that impose conditions on Alleghany’s ability to create liens on, or engage in sales of, the capital stock of certain of its subsidiaries, including AIHL or Transatlantic.

(b) Transatlantic Senior Notes

On December 14, 2005, Transatlantic completed a public offering of $750.0 million aggregate principal amount of its 5.75% senior notes due on December 14, 2015 (the “2015 Notes”). Since the December 2005 public offering, a portion of the 2015 Notes was repurchased by Transatlantic. On November 23, 2009, Transatlantic completed a public offering of $350.0 million aggregate principal amount of its 8.00% senior notes due on November 30, 2039 (the “2039 Notes”). The Transatlantic Senior Notes, consisting of the 2015 Notes and the 2039 Notes, are unsecured and unsubordinated general obligations of Transatlantic and are not guaranteed by Alleghany. Interest on each issuance of Transatlantic Senior Notes is payable semi-annually. The terms of the Transatlantic Senior Notes permit redemption prior to their maturity. The indentures under which the Transatlantic Senior Notes were issued contain covenants that impose conditions on Transatlantic’s ability to create liens on, or engage in sales of, the capital stock of certain of its subsidiaries, including TRC, TRZ or FAIRCO. As of the Acquisition Date, the Transatlantic Senior Notes were recorded at their estimated fair value of $1.1 billion, and resulted in an effective yield of approximately 3.0 percent for the 2015 Notes and 6.9 percent for the 2039 Notes. See Note 2 for further information on Transatlantic and Note 3 for fair value information.

9.	Income Taxes

Income tax expense (benefit) consists of the following (in millions):

	Federal	State	Foreign	Total
Three months ended March 31, 2012
Current	$48.0	$0.8	$(0.6)	$48.2
Deferred	2.5	0.2	—	2.7

	$50.5	$1.0	$(0.6)	$50.9

Three months ended March 31, 2011
Current	$0.1	$0.3	$—	$0.4
Deferred	17.9	(0.1)	—	17.8

	$18.0	$0.2	$—	$18.2

The effective tax rate for the first quarter of 2012 was 8.3 percent, compared with 20.3 percent for the first quarter of 2011. The lower effective tax rate in the first quarter of 2012 primarily reflects the impact of the non-taxable gain on bargain purchase, partially offset by certain non-deductible Transaction Costs, which on a net basis resulted in a significant increase in earnings before income taxes without a corresponding increase in income taxes. As a result of these non-recurring, merger-related items, the effective tax rate for the first quarter of 2012 was reduced by 10.8 percent. In addition, the first three months of 2012 reflect higher tax-exempt interest income generated by Transatlantic from the Acquisition Date through March 31, 2012.

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of March 31, 2012 and December 31, 2011 are as follows (in millions):

	As of March 31, 2012	As of December 31, 2011
Deferred tax assets:
Loss and LAE reserves	$375.5	$58.9
Minimum tax credit carry forward	208.7	—
Compensation accruals	88.5	71.7
Unearned premiums	111.0	28.8
OTTI losses	11.5	10.5
Foreign tax credit carry forward	40.0	—
State net operating loss carry forward	15.2	15.2
Other	49.6	36.2

Gross deferred tax assets before valuation allowance	900.0	221.3
Valuation allowance	(15.2)	(15.2)

Gross deferred tax assets	884.8	206.1

Deferred tax liabilities:
Net unrealized gains on investments	78.4	81.9
Deferred acquisition costs	41.4	25.1
Purchase accounting adjustments	253.2	3.8
Other	25.6	14.3

Gross deferred tax liabilities	398.6	125.1

Net deferred tax assets	$486.2	$81.0

A valuation allowance is provided against deferred tax assets when, in the opinion of management, it is more likely than not that a portion of the deferred tax asset will not be realized. Alleghany has recognized $15.2 million of deferred tax assets for certain state net operating and capital loss carryovers. A valuation allowance of $15.2 million has been established against these deferred tax assets as Alleghany does not currently anticipate it will generate sufficient income in these states to absorb such loss carryovers.

The Internal Revenue Code provides for limits on the utilization of certain tax benefits following a corporate ownership change. Upon the closing of the merger, Transatlantic was subject to an annual limitation on its ability to use its foreign tax credit carryforwards and its minimum tax credit carryforwards. The total amount of foreign tax credit carryforwards and minimum tax credit carryforwards that were available prior to the merger are not diminished by this provision. The limitation provides for an annual limit on the amount of the carryforwards that can be utilized each year. The unused carryovers are available to be utilized in subsequent years, subject to the annual limitation. The annual limitation is estimated at approximately $42.7 million.

Alleghany’s income tax returns are not currently under examination by the Internal Revenue Service. Transatlantic’s income tax returns, which all relate to periods prior to the merger with Alleghany, are not currently under examination by the Internal Revenue Service. The following table lists the tax years of Alleghany and Transatlantic tax returns that remain subject to examination by major tax jurisdiction as of March 31, 2012:

Major Tax Jurisdiction	Open Tax Years
Australia	2007-2010
Canada	2007-2010
France	2009-2010
Japan	2010
United Kingdom	2009-2010
United States	2008-2010

Alleghany believes that, as of March 31, 2012, there were no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There was no liability for interest or penalties accrued as of March 31, 2012 and 2011.

10.	Regulations and Dividend Restrictions

Alleghany’s reinsurance and insurance operating units are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by them without prior approval of insurance regulatory authorities.

With respect to Transatlantic, its domestic operating subsidiaries could ordinarily pay dividends without regulatory approval based on statutory surplus. However, for a period of 24 months following the Acquisition Date, Transatlantic’s operating subsidiaries are prohibited from paying a dividend to Transatlantic in excess of $200.0 million in any given 12 month period without the prior approval of the New York State Department of Financial Services.

Transatlantic’s operations are regulated in various jurisdictions with respect to currency, amount and type of security deposits, amount and type of reserves and amount and type of local investment. Regulations governing constitution of technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets. International operations and assets held abroad may be adversely affected by political and other developments in foreign countries, including possible tax changes, nationalization and changes in regulatory policy, as well as by consequences of hostilities and unrest. The risks of such occurrences and their overall effect upon Transatlantic vary from country to country and cannot easily be predicted.

11.	Earnings Per Share of Common Stock

The following is a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2012 and 2011 (in millions, except share amounts):

	Three Months Ended March 31,
	2012	2011
Net earnings	$560.1	$71.3
Effect of dilutive securities	0.2	(0.1)

Income available to common stockholders for diluted earnings per share	$560.3	$71.2

Weighted average common shares outstanding applicable to basic earnings per share	10,945,269	8,928,807
Effect of dilutive securities	28,160	7,161

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	10,973,429	8,935,968

Contingently issuable shares of 37,899 and 45,579 were potentially available during the first three months of 2012 and 2011, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

12.	Commitments and Contingencies

(a) Legal Proceedings

Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provisions are adequate.

Litigation Related to the Acquisition of Transatlantic

In connection with the merger, Alleghany, Merger Sub and Transatlantic, among others, were named as defendants in three putative stockholder class action lawsuits filed by Transatlantic stockholders. Such lawsuits challenged the merger and alleged that Alleghany, Merger Sub and Transatlantic aided and abetted an alleged breach of fiduciary duty by Transatlantic’s board of directors’ in connection with the merger, among other allegations.

On January 30, 2012, Alleghany and the other defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of these putative stockholder class actions against Alleghany, Merger Sub and Transatlantic, among others. Pursuant to the terms of the proposed settlement, certain supplemental disclosures were made related to the merger. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to Transatlantic’s stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court of Chancery of the State of Delaware will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the merger, the Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law), among other claims. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Court of Chancery of the State of Delaware for an award of attorneys’ fees and expenses to be paid by Transatlantic or its successor, which the defendants may oppose. Transatlantic or its successor will pay, or cause to be paid, any attorneys’ fees and expenses awarded by the Court of Chancery of the State of Delaware. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court of Chancery of the State of Delaware will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

Settlement by Transatlantic with American International Group, Inc. (“AIG”)

On January 26, 2012, Transatlantic reached an agreement with AIG to settle a dispute, previously in arbitration, which arose as a result of losses claimed by Transatlantic from its participation in a securities lending program administered and managed by AIG. The agreement calls for the parties to attempt to reach a mediated settlement involving the securities lending program, along with various other business issues that were not the subject of the arbitration proceedings. If a mediated settlement is not reached, the parties have agreed that the mediator will determine the amount of a settlement payment to Transatlantic by July 16, 2012 with respect to the securities lending claims alone within a range between $45.0 million and $125.0 million. The benefit resulting from this settlement will be recorded when the final outcome is determined. The agreement settles all of the claims in the arbitration without any admission of liability by any party. In connection with its accounting for the acquisition of Transatlantic, Alleghany established an asset of $36.0 million, representing an estimate based on the minimum recovery, net of estimated legal costs. See Note 2.

(b) Indemnification Obligations

On July 14, 2005 (the “Closing Date”), Alleghany completed the sale of its world-wide industrial minerals business, World Minerals, Inc. (“World Minerals”), to Imerys USA, Inc. (the “Purchaser”), a wholly-owned subsidiary of Imerys, S.A., pursuant to a Stock Purchase Agreement, dated as of May 19, 2005, by and among the Purchaser, Imerys, S.A. and Alleghany (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Alleghany undertook certain indemnification obligations, including a general indemnification for breaches of representations and warranties set forth in the Stock Purchase Agreement (the “Contract Indemnification”), and a special indemnification (the “Products Liability Indemnification”) related to products liability claims arising from events that occurred during pre-closing periods, including the period of Alleghany ownership (the “Alleghany Period”). Under the terms of the Stock Purchase Agreement, with respect to products liability claims arising in respect of events occurring during the period prior to the Alleghany Period, Alleghany will provide indemnification at a rate of 100 percent for the first $100.0 million of losses arising from such claims, and at a rate of 50 percent for the next $100.0 million of such losses, so that Alleghany’s maximum indemnification obligation in respect of products liability claims relating to such period of time is $150.0 million. This indemnification obligation will expire on July 31, 2016. With respect to the Alleghany Period, based on its historical experience and other analyses, in July 2005, Alleghany established a $0.6 million reserve in connection with the Products Liability Indemnification for the Alleghany Period. Such reserve was approximately $0.2 million at both March 31, 2012 and December 31, 2011. The Stock Purchase Agreement provides that Alleghany has no responsibility for products liability claims arising in respect of events occurring after the Closing Date, and that any products liability claims involving both pre-closing and post-closing periods will be apportioned on an equitable basis.

(c) Leases

Alleghany leases certain facilities, furniture and equipment under long-term lease agreements. In addition, certain land, office space and equipment are leased under non-cancelable operating leases that expire at various dates through 2022. The aggregate minimum payments under operating leases with initial or remaining terms of more than one year as of March 31, 2012 were as follows:

Aggregate Minimum Lease Payments
Period	(in millions)
One year or less	$22.9
More than one year to two years	22.7
More than two years to three years	21.9
More than three years to four years	19.2
More than four years to five years	15.8
More than five years	59.4

$161.9

(d) Asbestos and Environmental Impairment Exposure

Loss and LAE include amounts for risks relating to asbestos-related illnesses and environmental impairment. As of March 31, 2012, such gross and net reserves were $499.9 million and $388.9 million, respectively, of which $486.3 million and $375.3 million, respectively, related to Transatlantic. The reserves carried for such claims, including the IBNR portion, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for asbestos-related and environmental impairment losses, particularly for those occurring in 1985 and prior, which represents the majority of Transatlantic’s asbestos-related illness and environmental impairment reserves. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other reasons. Further, possible changes in statutes, laws, regulations, theories of liability and other factors that could have a material effect on these liabilities and, accordingly, future earnings.

(e) Equity Holdings Concentration

As of March 31, 2012 and December 31, 2011, Alleghany had a concentration of market risk in its AFS equity securities portfolio with respect to certain energy sector businesses of $232.2 million and $573.3 million, respectively. Of the $573.3 million, $254.3 million represented Alleghany’s ownership of common stock of Exxon Mobil Corporation. Alleghany subsequently sold all of its holdings in Exxon Mobil Corporation in January of 2012 and recorded a pre-tax gain of $63.1 million in the first quarter of 2012.

13.	Segments of Business

(a) Overview

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, reinsurance and insurance underwriting activities are evaluated separately from investment and corporate activities. Net realized capital gains and OTTI losses are not considered relevant in evaluating investment performance on an annual basis. Segment accounting policies are described in Note 1.

The reinsurance segment consists of property and casualty reinsurance operations conducted by Transatlantic (see Note 2) and is further reported by major product lines (“Property” and “Casualty & Other”). Transatlantic provides property and casualty reinsurance to insurers and reinsurers through brokers and on a direct basis to ceding companies.

The insurance segment consists of property and casualty insurance operations conducted by AIHL through its insurance operating units RSUI, CATA and PCC. RSUI also writes a modest amount of business on an assumed basis, which is included in the insurance segment.

The primary components of “corporate activities” are Alleghany Properties, Alleghany’s investments in Homesite and ORX and strategic investments and other activities at the parent level. Corporate activities also includes interest expense associated with Alleghany Senior Notes, whereas interest expense associated with Transatlantic Senior Notes is included in Total Segments.

(b) Results

Segment results for Alleghany’s two reportable segments and for corporate activities for the three months ended March 31, 2012 (which include Transatlantic from the Acquisition Date through March 31, 2012) and March 31, 2011 are shown in the tables below:

	Reinsurance Segment			Insurance Segment
	Property	Casualty & Other(1)	Total	RSUI	CATA	PCC	Total	Total Segments	Corporate Activities(2)	Consolidated
	(in millions)
Three Months Ended March 31, 2012
Gross premiums written	$71.1	$175.0	$246.1	$247.3	$38.5	$2.7	$288.5	$534.6	$(1.2)	$533.4
Net premiums written	63.7	172.6	236.3	158.9	36.3	2.7	197.9	434.2	—	434.2

Net premiums earned	$66.1	177.0	243.1	153.9	34.7	2.5	191.1	434.2	$—	$434.2
Net loss and LAE	$17.8	$129.9	$147.7	$65.1	$18.6	$2.5	$86.2	$233.9	—	233.9
Commissions, brokerage and other underwriting expenses	8.1	21.1	29.2	44.8	19.2	6.7	70.7	99.9	—	99.9

Underwriting profit (loss)(3)	$40.2	$26.0	$66.2	$44.0	$(3.1)	$(6.7)	$34.2	$100.4	—	100.4

Net investment income								40.7	12.5	53.2
Net realized capital gains								29.3	38.7	68.0
OTTI losses								(1.8)	—	(1.8)
Gain on bargain purchase								—	494.9	494.9
Other income								0.3	—	0.3
Other operating expenses								13.8	1.9	15.7
Corporate administration								—	47.3	47.3
Amortization of intangible assets								31.9	—	31.9
Interest expense								4.8	4.3	9.1

Earnings before income taxes								$118.4	$492.6	$611.0

	Reinsurance Segment			Insurance Segment
	Property	Casualty & Other(1)	Total	RSUI	CATA	PCC	Total	Total Segments	Corporate Activities	Consolidated
	(in millions)
Three Months Ended March 31, 2011
Gross premiums written	$—	$—	$—	$212.2	$37.6	$0.4	$250.2	$250.2	$—	$250.2
Net premiums written	—	—	—	130.8	35.4	0.4	166.6	166.6	—	166.6

Net premiums earned	$—	$—	$—	$141.6	$39.3	$0.1	$181.0	$181.0	$—	$181.0
Net loss and LAE	—	—	—	51.2	19.1	0.7	71.0	71.0	—	71.0
Commissions, brokerage and other underwriting expenses	—	—	—	41.4	19.5	5.7	66.6	66.6	—	66.6

Underwriting profit (loss)(3)	$—	$—	$—	$49.0	$0.7	$(6.3)	$43.4	43.4	—	43.4

Net investment income								30.2	1.4	31.6
Net realized capital gains								34.7	—	34.7
OTTI losses								—	—	—
Other income								0.1	0.7	0.8
Other operating expenses								9.0	0.4	9.4
Corporate administration								—	6.4	6.4
Amortization of intangible assets								0.8	—	0.8
Interest expense								—	4.4	4.4

Earnings before income taxes								$98.6	$(9.1)	$89.5

(1)	Casualty & Other primarily consists of assumed: D&O liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Includes elimination of minor reinsurance activity between segments.

(3)	Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit, which does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense, enhances the understanding of its segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

(c) Foreign operations

Approximately half of the premiums earned by Transatlantic’s operations, which constitute the reinsurance segment, are generated by offices located in Canada, Europe, Asia, Australia, Africa and those serving Latin America and the Caribbean. Although the majority of the premiums earned by these offices typically relate to the regions where they are located, a significant portion may be derived from other regions of the world, including the U.S. In addition, although a significant portion of the assets and liabilities of these foreign offices generally relate to the countries where ceding companies and reinsurers are located, most investments are located in the country of domicile of these offices.

Information associated with Alleghany’s foreign operations which relates to its reinsurance segment is as follows:

•	Foreign gross premiums written from the Acquisition Date through March 31, 2012 were $123.9 million.

•

Foreign net premiums earned from the Acquisition Date through March 31, 2012 were $122.0 million. The foreign country in which Alleghany generates the largest amount of premium revenues is the United Kingdom. Net premiums earned by the London office from the Acquisition Date through March 31, 2012 were $48.8 million.

(d) Identifiable assets

As of March 31, 2012, the identifiable assets of the reinsurance segment, insurance segment and corporate activities were $16.1 billion, $5.2 billion and $0.5 billion, respectively.

(e) Concentration

From the Acquisition Date through March 31, 2012, three large international brokers accounted for approximately 26 percent, 20 percent and 15 percent of gross premiums written in the reinsurance segment.

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

•	“Transatlantic” are to our reinsurance holding company subsidiary Transatlantic Holdings, Inc. and its subsidiaries,

•	“AIHL” are to our insurance holding company subsidiary Alleghany Insurance Holdings LLC,

•	“RSUI” are to our subsidiary RSUI Group, Inc. and its subsidiaries,

•

“CATA” are to our subsidiary Capitol Transamerica Corporation and its subsidiaries, and also include the operations and results of Platte River Insurance Company, or “Platte River,” unless the context otherwise requires,

•	“PCC” are to our subsidiary Pacific Compensation Corporation, and

•	“Alleghany Properties” are to our subsidiary Alleghany Properties Holdings LLC and its subsidiaries.

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

•	significant weather-related or other natural or human-made catastrophes and disasters;

•	the cyclical nature of the property and casualty reinsurance and insurance industries;

•	changes in market prices of our significant equity investments and changes in value of our debt securities portfolio;

•	adverse loss development for events insured by our reinsurance and insurance operating units in either the current year or prior years;

•	the long-tail and potentially volatile nature of certain casualty lines of business written by our reinsurance and insurance operating units;

•	the cost and availability of reinsurance;

•	exposure to terrorist acts and acts of war;

•	the willingness and ability of our reinsurance and insurance operating units’ reinsurers to pay reinsurance recoverables owed to our reinsurance and insurance operating units;

•	changes in the ratings assigned to our reinsurance and insurance operating units;

•	claims development and the process of estimating reserves;

•

legal, political, judicial and regulatory changes, including the federal financial regulatory reform of the insurance industry by the Dodd-Frank Wall Street Reform and Consumer Protection Act or, the “Dodd-Frank Act”;

•	the uncertain nature of damage theories and loss amounts;

•	the reliance by our reinsurance operating units on a limited number of brokers;

•	increases in the levels of risk retention by our reinsurance and insurance operating units;

•	the loss of key personnel;

•	fluctuation in foreign currency exchange rates;

•	risks associated with our ability to successfully integrate Transatlantic’s operations and employees; and

•	risks inherent in international operations.

Additional risks and uncertainties include general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession; changes in costs; variations in political, economic or other factors; risks relating to conducting operations in a competitive environment; effects of acquisition and disposition activities, inflation rates, or recessionary or expansive trends; changes in interest rates; extended labor disruptions, civil unrest, or other external factors over which we have no control; and changes in our plans, strategies, objectives, expectations, or intentions, which may happen at any time at our discretion. As a consequence, current plans, anticipated actions, and future financial condition and results may differ from those expressed in any forward-looking statements made by us or on our behalf. See Part II, Item 1A for a more detailed discussion of these risks and uncertainties.

Critical Accounting Estimates

This discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP.” The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those reported results to the extent that those estimates and assumptions prove to be inaccurate.

We believe our most critical accounting estimates are those with respect to the liability for unpaid loss and loss adjustment expense, or “LAE,” fair value measurements of certain financial assets, other than temporary impairment, or “OTTI,” losses on investments, goodwill and other intangibles, and reinsurance premium revenues, as they require management’s most significant exercise of judgment on both a quantitative and qualitative basis in the preparation of our consolidated financial statements and accompanying notes. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our financial condition, results of operations, and cash flows would be affected, possibly materially.

Unpaid Loss and LAE

Overview. The estimation of the liability for unpaid loss and LAE is inherently difficult and subjective, especially in view of changing legal and economic environments that impact the development of loss reserves, and therefore, quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future.

Each of our reinsurance and insurance operating units establishes reserves on its balance sheet for unpaid loss and LAE related to its property and casualty reinsurance and insurance contracts. As of any balance sheet date, historically there have been claims that have not yet been reported, and some claims may not be reported for many years after the date a loss occurs. As a result of this historical pattern, the liability for unpaid loss and LAE includes significant estimates for incurred but not reported, or “IBNR,” claims. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits, and certain claims may take years to settle, especially if legal action is involved. As a result, the liabilities for unpaid loss and LAE include significant judgments, assumptions and estimates made by management relating to the actual ultimate losses that will arise from the claims. Due to the inherent uncertainties in the process of establishing these liabilities, the actual ultimate loss from a claim is likely to differ, perhaps materially, from the liability initially recorded and could be material to the results of our operations. The accounting policies that we use in connection with the establishment of these liabilities include critical accounting estimates.

As noted above, as of any balance sheet date, not all claims that have occurred have been reported to us, and if reported may not have been settled. The time period between the occurrence of a loss and the time it is settled is referred to as the “claim tail.” In general, actuarial judgments for shorter tailed lines of business generally have much less of an effect on the determination of the loss reserve amount than when those same judgments are made regarding longer tailed lines of business. Reported losses for the shorter tailed classes, such as property and certain marine and energy classes, generally reach the ultimate level of incurred losses in a relatively short period of time. Rather than having to rely on actuarial assumptions for many accident years, these assumptions are generally only relevant for the most recent accident year or two. Therefore, these assumptions tend to be less critical and the reserves calculated pursuant to these assumptions are subject to less variability for the shorter tailed lines of business.

Standard actuarial methodologies employed to estimate ultimate losses incorporate the inherent lag from the time claims occur to when they are reported to the insurer and, if applicable, to when the insurer reports the claims to the reinsurer. Certain actuarial methodologies may be more appropriate than others in instances where this lag may not be consistent from period to period. Consequently, additional actuarial judgment is employed in the selection of methodologies to best incorporate the potential impact of this situation.

Property insurance claims usually have a fairly short claim tail and, absent claim litigation, are typically reported and settled within no more than a few years of the date they occur. For short-tail lines, loss reserves consist primarily of reserves for reported claims. The process of recording quarterly and annual liabilities for unpaid loss and LAE for short-tail lines is primarily focused on maintaining an appropriate reserve level for reported claims and IBNR. Specifically, we assess the reserve adequacy of IBNR in light of such factors as the current levels of reserves for reported claims and expectations with respect to reporting lags, historical data, legal developments, and economic conditions, including the effects of inflation.

Our insurance operating units provide coverage on both a claims-made and occurrence basis. Claims-made policies generally require that claims occur and be reported during the coverage period of the policy. Occurrence policies allow claims which occur during a policy’s coverage period to be reported after the coverage period, and as a result, these claims can have a very long claim tail, occasionally extending for decades. Casualty claims can have a very long claim tail, in certain situations extending for many years. In addition, casualty claims are more susceptible to litigation and the legal environment and can be significantly affected by changing contract interpretations, all of which contribute to extending the claim tail. For long-tail casualty lines of business, estimation of ultimate liabilities for unpaid loss and LAE is a more complex process and depends on a number of factors, including the line and volume of the business involved. For these reasons, our insurance operating units will generally use actuarial projections in setting reserves for all casualty lines of business.

While the reserving process is difficult for insurance business, the inherent uncertainties of estimating loss reserves are even greater for reinsurance business, due primarily to the longer tailed nature of much of the reinsurance business, the diversity of development patterns among different types of reinsurance contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies, which can be subject to change without notice. We write a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess liability business for classes such as medical malpractice, directors and officers, or “D&O,” liability, errors and omissions liability and general casualty. Claims from such classes can exhibit greater volatility over time than most other classes due to their low frequency, high severity nature and loss cost trends that are more difficult to predict.

The estimation of unpaid losses and LAE for our reinsurance operations is principally based on reports and individual case estimates received from ceding companies. Data received from cedants is subjected to audits periodically by our claims and underwriting personnel, to help ensure that reported data is supported by proper documentation and conforms to contract terms, and is analyzed, as appropriate, by our underwriting and actuarial personnel. Such analysis often includes a detailed review of reported data to assess the underwriting results of reinsurance assumed and to explain any significant departures from expected performance. Over time, reported loss information is ultimately corroborated when such information eventually attains paid status.

In addition, the estimation of unpaid losses and LAE, including IBNR, for our reinsurance operations also takes into account our assumptions with respect to many factors that will affect ultimate loss costs but are not yet known. The ultimate process by which actual carried reserves are determined considers not only actuarial estimates but a myriad of other factors. Such factors, both internal and external, which contribute to the variability and unpredictability of loss costs, include trends relating to jury awards, social trends, medical inflation, worldwide economic conditions, tort reforms, court interpretations of coverages, the regulatory environment, underlying policy pricing, terms and conditions and claims handling, among others. In addition, information gathered through underwriting and claims audits is also considered. We assess the reasonableness of our unpaid losses and LAE for our reinsurance operations using various actuarial methodologies, principally the paid development method, the reported loss development method and the Bornhuetter-Ferguson method as described below.

In conformity with GAAP, we are not permitted to establish IBNR reserves for catastrophe losses that have not occurred. Therefore, losses related to a significant catastrophe, or accumulation of catastrophes, in any reporting period could have a material, negative impact on our results of operations and financial condition during that period.

Although we are unable at this time to determine whether additional reserves, which could have a material impact upon our financial condition, results of operations, and cash flows, may be necessary in the future, we believe that the reserves for unpaid loss and LAE established by our reinsurance and insurance operating units are adequate as of March 31, 2012.

Methodologies and Assumptions. We use a variety of techniques that employ significant judgments and assumptions to establish the liabilities for unpaid loss and LAE recorded at the balance sheet date. These techniques include detailed statistical analyses of past claim reporting, settlement activity, claim frequency, internal loss experience, changes in pricing or coverages and severity data when sufficient information exists to lend statistical credibility to the analyses. More subjective techniques are used when statistical data is insufficient or unavailable. These liabilities also reflect implicit or explicit assumptions regarding the potential effects of future inflation, judicial decisions, changes in laws and recent trends in such factors, as well as a number of actuarial assumptions that vary across our and reinsurance insurance operating units and across lines of business. This data is analyzed by line of business, coverage, accident year or underwriting year and reinsurance contract type, as appropriate.

Our loss reserve review processes use actuarial methods that vary by operating unit and line of business and produce point estimates for each class of business. The actuarial methods used include the following methods:

•

Reported Loss Development Method: a reported loss development pattern is calculated based on historical loss development data, and this pattern is then used to project the latest evaluation of cumulative reported losses for each accident year or underwriting year, as appropriate, to ultimate levels;

•

Paid Development Method: a paid loss development pattern is calculated based on historical paid loss development data, and this pattern is then used to project the latest evaluation of cumulative paid losses for each accident year or underwriting year, as appropriate, to ultimate levels;

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

The primary actuarial assumptions used by our reinsurance and insurance operating units include the following:

•

Expected loss ratios represent management’s expectation of losses, in relation to earned premium, at the time business is written, before any actual claims experience has emerged. This expectation is a significant determinant of the estimate of loss reserves for recently written business where there is little paid or incurred loss data to consider. Expected loss ratios are generally derived from historical loss ratios adjusted for the impact of rate changes, loss cost trends and known changes in the type of risks underwritten. For certain longer tailed reinsurance business that are typically lower frequency, high severity classes, expected loss ratios are often utilized for the last several accident years or underwriting years, as appropriate.

•

Rate of loss cost inflation (or deflation) represents management’s expectation of the inflation associated with the costs we may incur in the future to settle claims. Expected loss cost inflation is particularly important for longer tailed classes.

•

Reported and paid loss emergence patterns represent management’s expectation of how losses will be reported and ultimately paid in the future based on the historical emergence patterns of reported and paid losses and are derived from past experience of our operating units, modified for current trends. These emergence patterns are used to project current reported or paid loss amounts to their ultimate settlement value.

Each of the above actuarial assumptions may also incorporate data from the insurance or reinsurance industries as a whole, or peer companies writing substantially similar coverages, in the absence of sufficiently credible internally-derived historical information. Data from external sources may be used to set expectations, as well as assumptions regarding loss frequency or severity relative to an exposure unit or claim, among other actuarial parameters. Assumptions regarding the application or composition of peer group or industry reserving parameters require substantial judgment.

Prior Year Development. Our reinsurance and insurance operating units continually evaluate the potential for changes, both positive and negative, in their estimates of their loss and LAE liabilities and use the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for unpaid loss and LAE established in prior years, these liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. We adjusted our prior year loss and LAE reserve estimate during the three months ended March 31, 2012 and 2011 based on current information that differed from previous assumptions made at the time such loss and LAE reserves were previously estimated (refer to the consolidated results of operations for further detail).

Asbestos and Environmental Impairment Reserves. Loss and LAE include amounts for risks relating to asbestos-related illnesses and environmental impairment. Refer to Note 12(d) to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for further information.

Reinsurance. Our operating units reinsure portions of the risk they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines, improve risk-adjusted portfolio returns and to enable us to increase gross premium writings and risk capacity without requiring additional capital. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, our operating units would remain liable for such reinsurance portion not paid by their reinsurers. Recoverables recorded with respect to claims ceded to reinsurers under reinsurance contracts are predicated in large part on the estimates for unpaid losses and, therefore, are also subject to a significant degree of uncertainty. In addition to the factors cited above, reinsurance recoverables may prove uncollectible if the reinsurer is unable to perform under the contract. Reinsurance purchased by our operating units does not relieve them of their obligations to their own policyholders or cedants.

Fair Value Measurement of Certain Financial Assets

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing, able and knowledgeable market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, a three-tiered hierarchy for inputs is used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are market participant assumptions based on market data obtained from sources independent of the reporting entity. Unobservable inputs are the reporting entity’s own assumptions about market participant assumptions based on the best information available under the circumstances. In assessing the appropriateness of using observable inputs in making fair value determinations, we consider whether the market for a particular security is “active” or not based on all the relevant facts and circumstances. A market may be considered to be inactive if there are relatively few recent transactions or if there is a significant decrease in market volume. Furthermore, we consider whether observable transactions are “orderly” or not. We do not consider a transaction to be orderly if there is evidence of a forced liquidation or other distressed condition, and as such, little or no weight is given to that transaction as an indicator of fair value.

The valuation of Level 3 assets requires the greatest degree of judgment, as these valuations are based on techniques that use significant inputs that are unobservable. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset. Some Level 3 valuations are based entirely on non-binding broker quotes. These securities consist primarily of mortgage and asset-backed securities where reliable pool and loan level collateral information cannot be reasonably obtained. Assets classified as Level 3 principally include certain residential mortgage-based securities, or “RMBS,” commercial mortgage-backed securities, or “CMBS,” other asset-backed securities, and partnership investments.

Mortgage and asset-backed securities are initially valued at the transaction price. Subsequently, we use widely accepted valuation practices that produce, a fair value measurement by comparison to transactions in similarly structured instruments, use of discounted cash flows, or option adjusted spread analyses. Unobservable inputs, significant to the measurement and valuation of mortgage and asset-backed securities, include assumptions about prepayment speed and collateral performance, including default, delinquency and loss severity rates. Significant changes to any one of these inputs, or combination of inputs, could significantly change the fair value measurement for these securities.

Fair values for partnership and private equity investments are initially valued at the transaction price. Subsequently, fair value is based on the performance of the portfolio of investments or results of operations of the investee. Significant improvements or disruptions in the financial markets may result in directionally similar or opposite changes to the portfolio of the investee, depending on how management of the investee has correlated the portfolio of investments to the market. Also, any changes made by the investee to the investment strategy of the private equity investment could result in significant changes to fair value that have a positive or negative correlation to the performance observed in the equity markets. For those investments whose performance is based on the results of operations within a specific industry, significant events impacting that industry could materially impact fair value. Also, decisions and changes to strategy made by management of the investee could result in positive or negative outcomes, which could significantly impact the results of operations of the investee and subsequently fair value.

See Notes 1(b), 1(c), 3 and 4 to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for additional information on our investments and fair value.

Investment Impairment

The determination that an investment has incurred an OTTI loss in value requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances.

We hold our equity and debt securities as available-for-sale, or “AFS,” and as such, these securities are recorded at fair value. We continually monitor the difference between cost and the estimated fair value of our investments, which involves uncertainty as to whether declines in value are temporary in nature. The analysis of any individual security’s decline in value is performed in its functional currency. If the decline of a particular investment is deemed temporary, we record the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, we write our cost- or amortized cost basis down to the fair value of the investment and record an OTTI loss on our statement of earnings, regardless of whether we continue to hold the security. In addition, any portion of such decline that relates to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income, rather than charged against earnings.

Management’s assessment of equity securities initially involves an evaluation of all securities that are in an unrealized loss position, regardless of the duration or severity of the loss, as of the applicable balance sheet date. Such initial review consists primarily of assessing whether:

(i)	there has been a negative credit or news event with respect to the issuer that could indicate the existence of an OTTI; and

(ii)	we have the ability and intent to hold an equity security for a period of time sufficient to allow for an anticipated recovery (generally considered to be less than one year from the balance sheet date).

To the extent that an equity security in an unrealized loss position is not impaired based on the initial review described above, we then further evaluate such equity security and deem it to be other-than-temporarily impaired if it has been in an unrealized loss position for twelve months or more or if its unrealized loss position is greater than 50 percent of its cost, absent compelling evidence to the contrary.

We then evaluate those equity securities where the unrealized loss is 20 percent or more of cost as of the balance sheet date or which have been in an unrealized loss position continuously for six months or more preceding the balance sheet date. This evaluation takes into account quantitative and qualitative factors in determining whether such securities are other-than-temporarily impaired including:

(i)	market valuation metrics associated with the equity security (e.g., dividend yield and price-to-earnings ratio);

(ii)	current views on the equity security, as expressed by either our internal stock analysts and/or by third-party stock analysts or rating agencies; and

(iii)	discrete credit or news events associated with a specific company, such as negative news releases and rating agency downgrades with respect to the issuer of the investment.

Debt securities in an unrealized loss position are evaluated for OTTI if they meet any of the following criteria:

(i)	they are trading at a 20 percent discount to amortized cost for an extended period of time (nine consecutive months or longer);

(ii)	there has been a negative credit or news event with respect to the issuer that could indicate the existence of an OTTI;

(iii)	we intend to sell or it is more likely than not that we will sell the debt security before recovery of its amortized cost basis; and

(iv)	we may not realize a full recovery on our investment, regardless of the occurrence of one or more of the foregoing events.

If we intend to sell or it is more likely than not that we will sell a debt security before recovery of its amortized cost basis, the total amount of the unrealized loss position is recognized as an OTTI loss in earnings. To the extent that a debt security that is in an unrealized loss position is not impaired based on the preceding, we will consider a debt security to be impaired when we believe it to be probable that we will not be able to collect the entire amortized cost basis. For debt securities in an unrealized loss position as of the end of each quarter, we develop a best estimate of the present value of expected cash flows on a security by security basis. If the results of the cash flow analysis indicate we will not recover the full amount of its amortized cost basis in the investment, we record an OTTI loss in earnings equal to the difference between the present value of expected cash flows and the amortized cost basis of the security. If applicable, the difference between the total unrealized loss position on the security and the OTTI loss recognized in earnings is the non-credit related portion and is recorded as a component of other comprehensive income.

In developing the cash flow analyses for debt securities, we consider various factors for the different categories of debt securities. For municipal bonds, we take into account the taxing power of the issuer, source of revenue, credit risk and credit enhancements and pre-refunding. For mortgage and asset-backed securities, we discount our best estimate of future cash flows at an effective rate equal to the original effective yield of the security or, in the case of floating rate securities, at the current coupon. Our models include our assumptions about prepayment speeds, default and delinquency rates, and underlying collateral (if any), as well as credit ratings, credit enhancements and other observable market data. For corporate bonds, we review business prospects, credit ratings and available information from asset managers and rating agencies for individual securities.

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

See Note 1(b) and Note 4(e) to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for additional information on our investments and investment impairments.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net of amortization, are recorded as a consequence of business acquisitions. Goodwill represents the excess, if any, of the amount paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Other intangible assets are recorded at their fair value as of the acquisition date. A significant amount of judgment is needed to determine the fair values at the date of acquisition of other intangible assets and the net assets acquired in a business acquisition. The determination of the fair value of other intangible assets and net assets often involves the use of valuation models and other estimates, which involve many assumptions and variables and are inherently subjective. Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Goodwill and intangible assets that have an indefinite useful life are not subject to amortization.

Goodwill and other intangible assets deemed to have an indefinite useful life are tested annually in the fourth quarter of every year for impairment. Goodwill and other intangible assets are also tested whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. A significant amount of judgment is required in performing goodwill and other intangible asset impairment tests. These tests include estimating the fair value of our operating units and other intangible assets. If it is determined that an asset has been impaired, the asset is written down by the amount of the impairment, with a corresponding charge to net earnings. Subsequent reversal of any impairment charge is not permitted.

With respect to goodwill, a qualitative assessment is first made to determine whether it is necessary to perform quantitative testing. This initial assessment includes, among others, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that the fair value of an operating unit of ours may be less than its respective carrying amount, a second step is taken, involving a comparison between the estimated fair values of our operating units with their respective carrying amounts including goodwill. Under GAAP, fair value refers to the amount for which the entire operating unit may be bought or sold. The methods for estimating operating unit values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. All of these methods involve significant estimates and assumptions. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and a third step is performed to measure the amount of impairment. The third step involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of the operating units over the aggregate estimated fair values of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.

Our consolidated balance sheet as of March 31, 2012 includes goodwill of $48.1 million related to RSUI and CATA, and intangible assets, net of amortization, of $382.5 million, related to Transatlantic, RSUI and CATA. See Note 1(i), Note 1(q) and Note 2 to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for additional information on our goodwill and other intangible assets.

Reinsurance Premium Revenues

We must make certain judgments in the determination of assumed reinsurance premiums written and earned. For pro rata contracts, premiums written and earned are generally based on reports received from ceding companies. For excess-of-loss contracts, premiums are generally recorded as written based on contract terms and are earned ratably over the periods the related coverages are provided. Unearned premiums and ceded unearned premiums represent the portion of gross premiums written and ceded premiums written, respectively, relating to the unexpired periods of such coverages. The relationship between net premiums written and net premiums earned will, therefore, generally vary depending on the volume and inception dates of the business assumed and ceded and the mix of such business between pro rata and excess-of-loss reinsurance.

Premiums written and earned, along with related costs, for which data have not been reported by the ceding companies, are estimated based on historical patterns and other relevant information. Such estimates of premiums earned are considered when establishing the IBNR portion of loss reserves. The differences between these estimates and actual data subsequently reported, which may be material as a result of the diversity of cedants and reporting practices and the inherent difficulty in estimating premium inflows, among other factors, are recorded in the period when actual data become available and such differences may materially affect our results of operations.

In addition to the policies described above which contain critical accounting estimates, our other accounting policies are described in Note 1 to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q. The accounting policies described in Note 1 require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities, that do not meet the level of materiality required for a determination that the accounting policy includes critical accounting estimates. On an ongoing basis, we evaluate our estimates, including those related to the value of deferred acquisition costs, incentive compensation, income taxes, pension benefits and contingencies and litigation. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

Merger with Transatlantic

On November 20, 2011, we entered into an Agreement and Plan of Merger, or the “Merger Agreement,” with our wholly-owned subsidiary, Shoreline Merger Sub, LLC (subsequently converted into a corporation), or “Merger Sub,” and Transatlantic Holdings, Inc., or “Old Transatlantic.” On March 6, 2012, or the “Acquisition Date,” Old Transatlantic was merged with (the “merger”) and into Merger Sub, which was renamed Transatlantic Holdings, Inc., or “Transatlantic,” and became our wholly-owned subsidiary.

Pursuant to the terms of the Merger Agreement, on the Acquisition Date, former stockholders of Old Transatlantic were entitled to receive, in exchange for each share of Transatlantic common stock held, either shares of our common stock or cash consideration with a value equal to $61.14. In total, we paid to the former stockholders of Old Transatlantic consideration of approximately $3.5 billion, consisting of cash consideration of $816.0 million and stock consideration of 8,360,959 shares of our common stock.

Following the Acquisition Date, our board of directors consisted of all 11 members from our pre-merger board of directors and three additional members, or the “Continuing Directors,” who had served on the board of directors of Old Transatlantic. See Note 2 of Notes to Consolidated Financial Statements set forth in Item 8 of the 2011 10-K for further detail on the merger.

Consolidated Results of Operations

Overview

We are primarily engaged, through Transatlantic and its subsidiaries, in the property and casualty reinsurance business, and through AIHL and its subsidiaries, in the property and casualty insurance business. We refer to these businesses as our reinsurance segment and insurance segments, respectively, and we collectively refer to them as our segments. We also own and manage land in the Sacramento, California region through our subsidiary Alleghany Properties and seek out strategic investments and conduct other activities at the parent level. Primarily through our wholly-owned subsidiary, Alleghany Capital Partners, we manage our public equity investments, including those held by our reinsurance and insurance operating units, as well as conduct equity investment and non-insurance acquisition research. Strategic investments currently include, among others, an approximately 33 percent stake in Homesite, a national, full-service, mono-line provider of homeowners insurance, and an approximately 38 percent stake in ORX, a regional gas and oil exploration and production company. Our primary sources of revenues and earnings are our reinsurance and insurance operations and investments.

The profitability of our reinsurance and insurance operating units, and as a result, our profitability, is primarily impacted by the adequacy of premium rates, level of catastrophe losses, investment returns, intensity of competition and the cost of reinsurance. The adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters, regulatory measures and court decisions that define and expand the extent of coverage, and the effects of economic inflation on the amount of compensation due for injuries or losses. The ultimate adequacy of premium rates is not known with certainty at the time property and casualty insurance policies are issued or reinsurance contracts are entered into because premiums are determined before claims are reported.

Catastrophe losses, or the absence thereof, can have a significant impact on our results. The incidence and severity of catastrophes in any short period of time are inherently unpredictable. Catastrophes can cause losses in a variety of our property and casualty lines of business. We have significant exposure to both natural disasters, such as hurricanes and earthquakes, as well as man-made disasters. Longer-term natural catastrophe trends may be changing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, sea, land and air temperatures, sea levels, rain and snow. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events such as hurricanes and tornado activity. To the extent climate change increases the frequency and severity of such weather events, our reinsurance and insurance operating units may face increased claims, particularly with respect to properties located in coastal areas. Our reinsurance and insurance operating units take certain measures to mitigate the impact of such events through various means including giving consideration to these risks in their underwriting and pricing decisions, through the purchase of reinsurance, monitoring and modeling accumulated exposures and managing exposure in key geographic zones and product lines that are prone to catastrophic events.

The profitability of our reinsurance and insurance operating units is also impacted by competition generally and price competition in particular. Historically, the performance of the property and casualty reinsurance and insurance industries has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity followed by periods of high premium rates and shortages of underwriting capacity. Although an individual insurance or reinsurance company’s performance is dependent on its own specific business characteristics, the profitability of most property and casualty reinsurance and insurance companies tends to follow this cyclical market pattern. The property and casualty reinsurance industry has also been highly competitive in recent years, although, following the significant catastrophe events in 2010 and 2011, property catastrophe rates saw improvements in the first three months of 2012. Although terms and conditions for casualty reinsurance lines largely remained stable in the first three months of 2012, rate movements were generally mixed, with some lines improving and others experiencing downward pressure. In the past few years, our insurance operating units have faced increasing competition as a result of an increased flow of capital into the insurance industry, with both new entrants and existing insurers seeking to gain market share. This resulted in decreased premium rates and less favorable contract terms and conditions. In particular, RSUI and CATA’s specialty lines of business increasingly encountered competition from the standard market. Although we continue to see a competitive property and casualty insurance market, we have seen improving market conditions in the first three months of 2012, and continue to be cautiously optimistic about the prospect for further improvements, particularly in property insurance and workers’ compensation pricing. As part of their overall risk and capacity management strategy, our reinsurance and insurance operating units purchase reinsurance for certain amounts of risk underwritten by them, especially catastrophe risks. The reinsurance programs purchased by our reinsurance and insurance operating units are generally subject to annual renewal. Market conditions beyond the control of our reinsurance and insurance operating units determine the availability and cost of the reinsurance protection they purchase, which may affect the level of business written and thus their profitability.

As of March 31, 2012, we had consolidated total investments of approximately $17.5 billion, of which $15.7 billion was invested in debt securities and $0.8 billion was invested in equity securities, $0.6 billion was invested in short-term investments and $0.4 billion was invested in other invested assets. Net realized capital gains, OTTI losses and net investment income related to such investment assets are subject to market conditions and management investment decisions and as a result can have a significant impact on our results. For example, net realized capital gains were $68.0 million in the first quarter of 2012, compared with $34.7 million in the first quarter of 2011.

The following table summarizes our consolidated revenues, costs and expenses and earnings (in millions).

	Three Months Ended March 31,
	2012	2011
Revenues
Net premiums earned	$434.2	$181.0
Net investment income	53.2	31.6
Net realized capital gains	68.0	34.7
Other than temporary impairment losses	(1.8)	—
Gain on bargain purchase	494.9	—
Other income	0.3	0.8

Total revenues	1,048.8	248.1

Costs and Expenses
Net loss and loss adjustment expenses	233.9	71.0
Commissions, brokerage and other underwriting expenses	99.9	66.6
Other operating expenses	15.7	9.4
Corporate administration	47.3	6.4
Amortization of intangible assets	31.9	0.8
Interest expense	9.1	4.4

Total costs and expenses	437.8	158.6

Earnings before income taxes	611.0	89.5
Income taxes	50.9	18.2

Net earnings	$560.1	$71.3

Revenues:
Total Reinsurance and Insurance Segments	$502.7	$246.0
Corporate activities*	546.1	2.1

Earnings before income taxes:
Total Reinsurance and Insurance Segments	$118.4	$98.6
Corporate activities*	492.6	(9.1)

*	Corporate activities consist of Alleghany Properties, our investments in Homesite and ORX and corporate activities at the parent level, including the gain on bargain purchase in connection with the merger and due diligence, legal, investment banking and other merger-related costs, or “Transaction Costs.”

Our earnings before income taxes in the first quarter of 2012 increased from the first quarter of 2011, primarily reflecting the impact from the Acquisition Date through March 31, 2012 of the merger, including the gain on bargain purchase and an increase in net premiums earned, which were partially offset by an increase in net loss and LAE, commissions, brokerage and other underwriting expenses, corporate administration and amortization of intangible assets. The gain on bargain purchase reflects the excess of the fair value of the net assets of Transatlantic we acquired over the purchase price we paid for such assets. Net realized capital gains in the first quarter of 2012 include a $63.1 million gain from the sale of our holdings of Exxon Mobil Corporation common stock in January 2012. The increase in corporate administration expense reflects the impact of Transaction Costs of $33.8 million in the first quarter of 2012 in connection with the merger. See Note 2 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for discussion of the merger and the related gain on bargain purchase and Transaction Costs.

The effective tax rate for the first quarter of 2012 was 8.3 percent, compared with 20.3 percent for the first quarter of 2011. The lower effective tax rate in the first quarter of 2012 primarily reflects the impact of the non-taxable gain on bargain purchase, partially offset by certain non-deductible Transaction Costs, which on a net basis resulted in a significant increase in earnings before income taxes without a corresponding increase in income taxes. As a result of these non-recurring, merger-related items, the effective tax rate for the first quarter of 2012 was reduced by 10.8 percent. In addition, the first three months of 2012 reflects higher tax-exempt interest income arising from Transatlantic (from the Acquisition Date through March 31, 2012).

Total Reinsurance and Insurance Segment Results

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Reinsurance	Insurance	Total(1)	Reinsurance	Insurance	Total

Gross premiums written	$246.1	$288.5	$534.6	$—	$250.2	$250.2
Net premiums written	236.3	197.9	434.2	—	166.6	166.6

Net premiums earned	$243.1	$191.1	$434.2	$—	$181.0	$181.0
Net loss and LAE	147.7	86.2	233.9	—	71.0	71.0
Commissions, brokerage and other underwriting expenses	29.2	70.7	99.9	—	66.6	66.6

Underwriting profit(2)	$66.2	$34.2	100.4	$—	$43.4	43.4

Net investment income			40.7			30.2
Net realized capital gains			29.3			34.7
OTTI Losses			(1.8)			—
Other income			0.3			0.1
Other operating expenses			13.8			9.0
Corporate administration			—			—
Amortization of intangible assets			31.9			0.8
Interest expense			4.8			—

Earnings before income taxes			$118.4			$98.6

(1)	Excludes elimination of minor reinsurance activity between segments (which is reported in corporate activities).
(2)	Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, we believe that underwriting profit, which does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense, enhances the understanding of our segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting profit as an important measure in the overall evaluation of performance.

Earnings before income taxes for our reinsurance and insurance segments in the first quarter of 2012 increased from the first quarter of 2011, primarily reflecting the impact from the Acquisition Date through March 31, 2012 of the merger, including an increase in net premiums earned and, to a lesser extent, net investment income, partially offset by an increase in net loss and LAE, commissions, brokerage and other underwriting expenses and amortization of intangible assets.

Reinsurance Segment Underwriting Results

The reinsurance segment is comprised of Transatlantic’s property and casualty operations. The underwriting results of the reinsurance segment are presented below, commencing on the Acquisition Date. See Note 2 to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q.

Reinsurance Segment Underwriting Results

	Property	Casualty & Other(1)	Total
	(in millions, except ratios)
Three Months Ended March 31, 2012
Gross premiums written	$71.1	$175.0	$246.1
Net premiums written	63.7	172.6	236.3

Net premiums earned	$66.1	$177.0	$243.1
Net loss and LAE	17.8	129.9	147.7
Commissions, brokerage and other underwriting expenses(2)	8.1	21.1	29.2

Underwriting profit(2)	$40.2	$26.0	$66.2

Loss ratio(3)	26.9%	73.4%	60.8%
Expense ratio(4)	12.3%	11.9%	12.0%

Combined ratio(5)	39.2%	85.3%	72.8%

(1)	Casualty & Other primarily consists of assumed: D&O liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP. Underwriting profit does not replace net earnings determined in accordance with GAAP as a measure of profitability. Rather, we believe that underwriting profit, which does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense, enhances the understanding of Transatlantic’s reinsurance operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income tax (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance company’s ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting profit as an important measure in the overall evaluation of performance.
(3)	Net loss and LAE divided by net premiums earned, all as determined in accordance with GAAP.
(4)	Commission, brokerage and other underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.
(5)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar a reinsurance company has to spend on net loss and LAE, and commission, brokerage and other underwriting expenses.

Reinsurance Segment – Property. For the first quarter of 2012, Transatlantic’s property underwriting profit was $40.2 million, primarily reflecting an absence of catastrophe losses.

Reinsurance Segment – Casualty & Other. For the first quarter of 2012, Transatlantic’s Casualty & Other underwriting profit was $26.0 million, primarily reflecting an absence of large losses.

For both the Property and the Casualty & Other lines of business, the expense ratio for the period from the Acquisition Date through March 31, 2012 was favorably impacted as a result of applying the acquisition method of accounting for the merger, because deferred acquisition costs were written off at the Acquisition Date (see Note 2(c)). We expect that the expense ratio in subsequent quarters will gradually increase until all unearned premiums as of the Acquisition Date are fully earned. As the proportion of premiums earned related to premiums written after the Acquisition Date compared with premiums earned related to premiums written before the Acquisition Date increases, we expect that overall commission and brokerage expense as a percentage of premiums earned (a component of the expense ratio) for the reinsurance segment will also increase. Excluding the impact of applying the acquisition method of accounting, the expense ratio for the reinsurance segment was estimated to be approximately 31 percent for the first quarter of 2012.

Insurance Segment Underwriting Results

The insurance segment is comprised of AIHL’s RSUI, CATA and PCC operating units. RSUI also writes a modest amount of business on an assumed basis, which is included in the insurance segment. The underwriting results of the insurance segment are presented below.

Insurance Segment Underwriting Results

	RSUI	CATA	PCC	Total
	(in millions, except ratios)
Three Months Ended March 31, 2012
Gross premiums written	$247.3	$38.5	$2.7	$288.5
Net premiums written	158.9	36.3	2.7	197.9

Net premiums earned	$153.9	$34.7	$2.5	$191.1
Net loss and LAE	65.1	18.6	2.5	86.2
Commissions, brokerage and other underwriting expenses	44.8	19.2	6.7	70.7

Underwriting profit(1)	$44.0	$(3.1)	$(6.7)	$34.2

Loss ratio(2)	42.3%	53.6%	102.2%	45.1%
Expense ratio(3)	29.1%	55.3%	268.3%	37.0%

Combined ratio(4)	71.4%	108.9%	370.5%	82.1%

Three Months Ended March 31, 2011
Gross premiums written	$212.2	$37.6	$0.4	$250.2
Net premiums written	130.8	35.4	0.4	166.6

Net premiums earned	$141.6	$39.3	$0.1	$181.0
Net loss and LAE	51.2	19.1	0.7	71.0
Commissions, brokerage and other underwriting expenses	41.4	19.5	5.7	66.6

Underwriting profit(1)	$49.0	$0.7	$(6.3)	$43.4

Loss ratio(2)	36.2%	48.5%	762.5%	39.2%
Expense ratio(3)	29.2%	49.7%	5,857.3%	36.8%

Combined ratio(4)	65.4%	98.2%	6,619.8%	76.0%

(1)	Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses or amortization of intangible assets. Underwriting profit does not replace net earnings determined in accordance with GAAP as a measure of profitability. Rather, we believe that underwriting profit, which does not include net investment income, net realized capital gains, other-than-temporary impairment losses, other income, other operating expenses or amortization of intangible assets, enhances the understanding of our insurance operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income tax (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, we view underwriting profit as an important measure in the overall evaluation of performance.
(2)	Net loss and LAE divided by net premiums earned, all as determined in accordance with GAAP.
(3)	Commission, brokerage and other underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.
(4)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on net loss and LAE, and commission, brokerage and other underwriting expenses.

RSUI. The increase in gross premiums written and net premiums earned in the first quarter of 2012 from the first quarter of 2011 primarily reflects an increase in gross premiums written due to improving market conditions in all lines of business, particularly property (including both direct and assumed) and binding authority.

The increase in net loss and LAE in the first quarter of 2012 from the first quarter of 2011 primarily reflects the impact of higher net premiums earned, minimal property losses in the 2012 first quarter compared with a large non-catastrophe property loss in the 2011 first quarter, and modestly less favorable prior year reserve development, partially offset by modestly lower catastrophe losses. RSUI incurred a net $5.8 million property loss in the first quarter of 2012 arising from the magnitude 5.8 earthquake that occurred in Northern Virginia in August 2011. This earthquake was not classified as a catastrophic event by the property and casualty industry. Catastrophe losses, net of reinsurance and reinstatement premiums, were $1.2 million in the first quarter of 2012, compared with $2.8 million in the first quarter of 2011.

Net loss and LAE for the first quarter of 2012 reflect a $14.2 million release of prior accident year casualty loss reserves, compared with a net $15.8 million release during the first quarter of 2011. The $14.2 million release relates primarily to the D&O liability, umbrella/excess and general liability lines of business, primarily for the 2005 through 2008 accident years and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. Specifically, cumulative losses for such lines of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be higher through March 31, 2012 than the actual cumulative losses through that date. The amount of lower cumulative losses, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 0.3 percent. Such reduction did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for such lines for business earned in the first quarter of 2012. The $15.8 million net release of prior year reserves in the first quarter of 2011 relates primarily to the umbrella/excess, general liability and professional liability lines of business, primarily for the 2004 through 2008 accident years and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business.

The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2012 compared with the first quarter of 2011 is due primarily to the impact of higher net premiums earned.

The decrease in RSUI’s underwriting profit in the first quarter of 2012 from the first quarter of 2011 primarily reflects an increase in net loss and LAE, and to a lesser extent, commissions, brokerage and other underwriting expenses, partially offset by an increase in net premiums earned.

Although RSUI continues to see a competitive property and casualty insurance market, it has seen improving market conditions in the first three months of 2012, and RSUI continues to be cautiously optimistic about the prospect for further improvements in market conditions, particularly in property insurance pricing.

As discussed in the 2011 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk, and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2012. RSUI placed its catastrophe reinsurance program for the 2012-2013 period, and the new program is similar to the expired program.

The new reinsurance program provides coverage in two layers for $400.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 60.0 percent co-participation by RSUI (compared with 47.0 percent co-participation under the expired program), in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5.0 percent co-participation by RSUI (the same percent co-participation under the expired program), in excess of $200.0 million. In addition, RSUI’s property per risk reinsurance program for the 2012-2013 period provides RSUI with coverage for $90.0 million of losses, before a 10.0 percent co-participation by RSUI, in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance.

CATA. The increase in gross premiums written by CATA in the first quarter of 2012 from the first quarter of 2011 primarily reflects growth in CATA’s surety and, to a lesser extent, property and casualty lines of business. CATA’s net premiums earned decreased in the first quarter of 2012 as a result of lower gross premiums written during the second, third and fourth quarters of 2011 as compared with gross premiums written in the second, third and fourth quarters of 2010.

The decrease in net loss and LAE in the first quarter of 2012 from the first quarter of 2011 primarily reflects the impact of lower net premiums earned, partially offset by the impact of prior year development.

Net loss and LAE for the first quarter of 2012 reflect a $1.5 million increase of prior accident year casualty loss reserves, compared with a net $1.7 million release during the first quarter of 2011. The $1.5 million increase relates primarily to CATA’s small workers’ compensation line of business and is related to the 2008-2010 accident years. The $1.5 million increase did not impact the assumptions used in estimating CATA’s loss and LAE liabilities for business earned in the first quarter of 2012. The $1.7 million reserve release primarily relates to favorable development on the property lines of business from the 2010 accident year and, to a lesser extent, a prior year reserve release in the casualty lines of business from older accident years, reflecting favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business.

The decrease in CATA’s underwriting profit in the first quarter of 2012 from the first quarter of 2011 primarily reflects the decrease in net premiums earned, partially offset by a decrease in net loss and LAE.

PCC. Commencing August 1, 2009, PCC ceased soliciting new or renewal business on a direct basis due to its determination that it was unable to write business at rates it deemed adequate due to the difficult state of the California workers’ compensation market. After taking steps to transition to being a brokerage carrier, PCC began writing a modest amount of new business through brokers during 2011. PCC reported underwriting losses of $6.7 million and $6.3 million in the first three months of 2012 and 2011, respectively. The underwriting losses primarily reflect PCC’s ongoing staffing and related expenses being in excess of premiums earned.

Total Reinsurance and Insurance Segments Investment Results

Following is information relating to segment investment results (in millions).

	Three Months Ended March 31,
	2012	2011
Net investment income	$40.7	$30.2
Net realized capital gains	29.3	34.7
Other than temporary impairment losses	(1.8)	—

Net Investment Income. The increase in total reinsurance and insurance segments net investment income in the first quarter of 2012 from the first quarter of 2011 is due principally to the impact of the inclusion of Transatlantic’s results commencing on the Acquisition Date, partially offset by lower insurance segment investment income, reflecting lower interest income from lower prevailing market yields in the first quarter of 2012.

Net Realized Capital Gains. Net realized capital gains in the first quarter of 2012 and 2011 relate primarily to sales of equity securities in the energy sector, including a gain from the sale of shares of common stock of Exxon Mobil Corporation held at the insurance segment in January of 2012.

Other-Than-Temporary Impairment Losses. OTTI losses for the first quarter of 2012 reflect $1.8 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings, compared with no OTTI losses in the first quarter of 2011. Upon the ultimate disposition of securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $1.8 million, $0.9 million related to an equity security in the energy sector, and $0.9 million related to debt securities (all of which was credit-related). The determination that unrealized losses on such securities were other than temporary was primarily based on the duration of the decline in fair value of such securities relative to their cost as of the balance sheet date.

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of March 31, 2012 were deemed to be temporary, based on, among other things:

•

the duration of time and the relative magnitude to which fair values of these investments has been below cost was not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for twelve months or more as of March 31, 2012);

•	the absence of compelling evidence that would cause us to call into question the financial condition or near-term prospects of the issuer of the investment; and

•	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

See Note 4 to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for further details concerning gross unrealized investment losses for debt and equity securities as of March 31, 2012.

Corporate Activities Operating Results

The operating results of corporate activities is presented below (in millions).

	Three Months Ended March 31,
	2012	2011
Net premiums earned	$—	$—
Net investment income	12.5	1.4
Net realized capital gains	38.7	—
Other than temporary impairment losses	—	—
Gain on bargain purchase	494.9	—
Other income	—	0.7

Total revenues	546.1	2.1

Net loss and LAE	—	—
Commissions, brokerage and other underwriting expenses	—	—
Other operating expenses	1.9	0.4
Corporate administration	47.3	6.4
Interest expense	4.3	4.4

Earnings (loss) before income taxes	$492.6	$(9.1)

The earnings before income taxes in the first quarter of 2012 compared with the loss before income taxes in the first quarter of 2011 primarily reflects the gain on bargain purchase from the merger and, to a lesser extent, realized capital gains in the 2012 period, partially offset by higher corporate administration. Net realized capital gains in the first quarter of 2012 primarily reflects a gain from the sale of shares of Exxon Mobil Corporation common stock held at the corporate-level in January 2012. The higher corporate administration in the first quarter of 2012 is due primarily to $33.8 million of Transaction Costs, including $18.0 million payable to our investment bankers. For more information on the merger, see Note 2 to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q. Corporate administration in the first quarter of 2012 also reflects higher compensation and incentive compensation expense.

Net investment income for Corporate activities includes our equity share of (losses) earnings in Homesite and ORX, as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Homesite	$14.6	$(0.5)
ORX	(1.8)	(1.0)
Interest, dividend and other - net	(0.3)	2.9

Net investment income	$12.5	$1.4

The Homesite gain in the first quarter of 2012 primarily reflects a reversal of a $10 million tax-related adjustment recorded by us in the fourth quarter of 2011.

Reserve Review Process

Our reinsurance and insurance operating units analyze, at least quarterly, liabilities for unpaid loss and LAE established in prior years and adjust their expected ultimate cost, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. The following table presents the reserves established in connection with the loss and LAE of our reinsurance and insurance operating units on a gross and net basis by line of business. These reserve amounts represent the accumulation of estimates of ultimate loss (including for IBNR) and LAE.

	As of March 31, 2012			As of December 31, 2011
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
			(in billions)
Reinsurance Segment:
Property	$1.3	$—	$1.3	$—	$—	$—
Casualty & Other(1)	8.3	(0.4)	7.9	—	—	—

	9.6	(0.4)	9.2	—	—	—

Insurance Segment:
Property	0.2	(0.1)	0.1	0.2	(0.1)	0.1
Casualty(2)	1.8	(0.8)	1.0	1.8	(0.7)	1.1
Workers’ Compensation	0.2	—	0.2	0.2	—	0.2
All other(3)	0.1	—	0.1	0.1	—	0.1

	2.3	(0.9)	1.4	2.3	(0.8)	1.5

Total	$11.9	$(1.3)	$10.6	$2.3	$(0.8)	$1.5

(1)	Casualty & Other consists of assumed: D&O liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Primarily consists of direct: umbrella/excess; D&O liability; professional liability; and general liability.
(3)	Primarily consists of commercial multi-peril, surety and loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees.

Changes in Loss and LAE Reserves between March 31, 2012 and December 31, 2011

Gross and Net Reserves. The significant increase in gross and net loss and LAE reserves as of March 31, 2012 compared with December 31, 2011 is primarily due to reserves acquired as a result of the merger.

Reinsurance Recoverables

As of March 31, 2012, we had total reinsurance recoverables of $1,324.4 million, consisting of $1,256.4 million of ceded outstanding loss and LAE and $68.0 million of recoverables on paid losses. The reinsurance purchased by our reinsurance and insurance operating units does not relieve them from their obligations to their policyholders and cedants, and therefore, the financial strength of their reinsurers is important.

Information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of March 31, 2012 is as follows (dollars in millions):

Reinsurer(1)	Rating(2)	Amount	Percentage
Swiss Reinsurance Company	A+(Superior)	$166.6	12.6%
Chartis Inc., a subsidiary of AIG	A (Excellent)	109.0	8.2
Platinum Underwriters Holdings, Ltd.	A (Excellent)	97.1	7.3
PartnerRe Ltd.	A+(Superior)	89.6	6.8
Syndicates at Lloyd’s	A (Excellent)	87.3	6.6
All other reinsurers(3)		774.8	58.5

Total reinsurance recoverables		$1,324.4	100.0%

Secured reinsurance recoverables(4)		$191.1	14.4%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Approximately 86.8 percent of our reinsurance recoverables balance as of March 31, 2012 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of “A” (Excellent) or higher.
(4)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

We had no allowance for uncollectible reinsurance as of March 31, 2012.

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at the parent company. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of March 31, 2012, we held total marketable securities and cash of $456.1 million, compared with $1,234.9 million as of December 31, 2011, primarily reflecting payment of the $816.0 million cash portion of our purchase price for Transatlantic. The $456.1 million is comprised of $230.4 million at the parent company, $108.3 million at AIHL and $126.4 million at the holding company level of Transatlantic. We currently believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of March 31, 2012.

Stockholders’ equity increased to approximately $6.2 billion as of March 31, 2012, compared with approximately $2.9 billion as of December 31, 2011. The increase in stockholders’ equity primarily reflects $2.7 billion from 8,360,959 shares issued under the merger and net earnings in the first quarter of 2012, including the gain on bargain purchase. As of March 31, 2012 and December 31, 2011, we had 16,928,664 and 8,551,646 shares of our common stock outstanding, respectively.

Credit Agreement. On September 9, 2010, we entered into a three-year credit agreement (the “Credit Agreement”) with a bank, providing commitments (the “Commitments”) for a two tranche revolving credit facility in an aggregate principal amount of up to $100.0 million, consisting of (i) a secured credit facility, subject to a borrowing base as set forth in the Credit Agreement, in an aggregate principal amount of up to $50.0 million and (ii) an unsecured credit facility in an aggregate principal amount of up to $50.0 million. The Commitments under the Credit Agreement are scheduled to terminate on September 9, 2013, unless terminated earlier. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes. There were no borrowings under the Credit Agreement since its inception through March 31, 2012.

Dividends from Subsidiaries. Our reinsurance and insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by them without prior approval of insurance regulatory authorities.

With respect to Transatlantic, its operating subsidiaries could ordinarily pay dividends without regulatory approval based on statutory surplus. However, for a period of 24 months following the Acquisition Date, Transatlantic’s operating subsidiaries are prohibited from paying a dividend to Transatlantic in excess of $200.0 million in the aggregate in any given 12 month period without the prior approval of the New York State Department of Financial Services in order to declare dividends in excess of this threshold.

With respect to AIHL, its operating subsidiaries could also pay dividends without regulatory approval based on statutory surplus. A maximum of $35.9 million was available for dividends from AIHL’s insurance operating units without prior approval of the applicable insurance regulatory authorities.

Common Stock Repurchases. In July 2010, our board of directors authorized the repurchase of shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million. Such share repurchase program was terminated upon the entry in November 2011 into the Merger Agreement with Transatlantic.

Dividends. In February 2011, our board of directors declared, as our dividend on our common stock for each such year, a stock dividend consisting of one share of our common stock for every 50 shares outstanding. In light of the merger, our board of directors determined not to declare a stock dividend for 2012.

Contractual Obligations. We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments. As of March 31, 2012, certain long-term aggregate contractual obligations and credit-related financial commitments were as follows (in millions):

Contractual Obligations	Total	Within 1 Year	More than 1 Year but Within 3 Years	More than 3 Years but Within 5 Years	More than 5 Years
Loss and LAE	$11,870.3	$2,818.8	$3,564.9	$2,006.8	$3,479.8
Senior Notes and related interest(1)	2,394.4	83.3	166.7	795.3	1,349.1
Operating lease obligations	161.9	22.9	44.6	35.0	59.4
Investments	68.8	50.8	9.0	9.0	—
Other long-term liabilities(2)	335.4	120.2	111.4	48.9	54.9

Total	$14,830.8	$3,096.0	$3,896.6	$2,895.0	$4,943.2

(1)	“Senior Notes” refers to: (i) the “Transatlantic Senior Notes” which consists of Transatlantic’s 5.75% senior notes due on December 14, 2015, or the “2015 Notes,” and the 8.00% senior notes due on November 30, 2039, or the “2039 Notes;” and (ii) the “Alleghany Senior Notes,” which consists of the 5.625% senior notes due on September 15, 2020. See Note 8 to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for further details on the Senior Notes.
(2)	Other long-term liabilities primarily reflect employee pension obligations, certain retired executive pension obligations and obligations under certain incentive compensation plans.

Our reinsurance and insurance operating units have obligations to make certain payments for loss and LAE pursuant to insurance policies and reinsurance contracts they issue. These future payments are reflected as reserves on our consolidated financial statements. With respect to loss and LAE, there is typically no minimum contractual commitment associated with insurance policies and reinsurance contracts, and the timing and ultimate amount of actual claims related to these reserves is uncertain.

Subsidiaries. Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources, and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries have no material commitments for capital expenditures.

The obligations and cash outflow of our reinsurance and insurance operating units include claim settlements, commission expenses, administrative expenses, purchases of investments, and interest and principal payments on the Transatlantic Senior Notes. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, our reinsurance and insurance operating units accumulate funds which they invest pending the need for liquidity. As a reinsurance or insurance company’s cash needs can be unpredictable due to the uncertainty of the claims settlement process, our reinsurance and insurance operating units’ portfolios consist primarily of debt securities and short-term investments to ensure the availability of funds and maintain a sufficient amount of liquid securities.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophic losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt securities and equity securities listed on national securities exchanges. The overall debt securities portfolio credit quality is measured using the lower of either Standard & Poor’s, Moody’s or Fitch’s rating. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of March 31, 2012 was “AA-”. Although many of our debt securities, which consist predominantly of municipal bonds, are insured by third party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of March 31, 2012. As of March 31, 2012, the ratings of our debt securities portfolio was as follows (dollars in millions):

	Ratings as of March 31, 2012
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not- Rated*	Total
U.S. Government obligations	$—	$545.8	$—	$—	$—	$545.8
Municipal bonds	946.1	4,642.1	1,087.0	56.0	43.0	6,774.2
Foreign government obligations	623.5	227.3	12.6	—	6.3	869.7
U.S. corporate bonds	18.6	445.2	1,890.0	590.7	—	2,944.5
Foreign corporate bonds	285.0	585.2	973.8	225.1	7.5	2,076.6
Mortgage and asset-backed securities:
RMBS	80.7	1,648.0	17.6	0.3	77.1	1,823.7
CMBS	326.6	13.0	32.4	18.0	4.1	394.1
Other asset-backed securities	246.0	16.7	31.5	2.4	8.7	305.3

Total debt securities	$2,526.5	$8,123.3	$4,044.9	$892.5	$146.7	$15,733.9

Percentage of debt securities	16.1%	51.6%	25.7%	5.7%	0.9%	100.0%

*	Consists of $15.3 million of securities rated “BB / Ba,” $5.1 million of securities rated “B,” $40.4 million of securities rated “CCC,” $19.4 million of securities rated “CC,” $13.8 million of securities rates below “CC” and $52.7 million of not-rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities, and, as such, is classified as AFS.

Effective duration measures a portfolio’s sensitivity to change in interest rates. In this regard, as of March 31, 2012, our debt securities portfolio had an effective duration of approximately 4.0 years, which is unchanged from December 31, 2011. As of March 31, 2012, approximately $5.5 billion, or 35.0 percent, of our debt securities portfolio represented securities with maturities of five years or less, and $0.6 billion of our investments were in short-term investments. See Note 4 to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for further details concerning the contractual maturities of our consolidated debt securities portfolio. We may modestly increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability, as necessary, to meet ongoing claim payments or to respond to significant catastrophe losses.

In the event paid losses accelerate beyond the ability of our reinsurance and insurance operating units to fund these paid losses from current cash balances, current operating cash flow, coupon receipts and security maturities, we would need to liquidate a portion of our investment portfolio, make capital contributions to our reinsurance and insurance operating units, and/or arrange for financing. Strains on liquidity could result from:

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

On a consolidated basis, our invested assets were approximately $17.5 billion as of March 31, 2012, an increase of 263 percent from December 31, 2011. The increase is due primarily to the investments acquired as a result of the merger with Transatlantic.

Fair Value. The carrying values and estimated fair values of our consolidated financial instruments as of March 31, 2012 and December 31, 2011 were as follows (in millions):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Investments (excluding equity method investments)*	$17,119.6	$17,119.6	$4,670.6	$4,670.6

Liabilities
Senior Notes	$1,423.9	$1,448.7	$299.0	$314.8

*	This table includes AFS investments (debt and equity securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method (including Homesite, ORX and other equity method investments) and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between willing, able and knowledgeable market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, a three-tiered hierarchy for inputs is used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are market participant assumptions based on market data obtained from sources independent of the reporting entity. Unobservable inputs are the reporting entity’s own assumptions about market participant assumptions based on the best information available under the circumstances. In assessing the appropriateness of using observable inputs in making our fair value determinations, we consider whether the market for a particular security is “active” or not based on all the relevant facts and circumstances. A market may be considered to be inactive if there are relatively few recent transactions or if there is a significant decrease in market volume. Furthermore, we consider whether observable transactions are “orderly” or not. We do not consider a transaction to be orderly if there is evidence of a forced liquidation or other distressed condition, and as such, little or no weight is given to that transaction as an indicator of fair value.

Although we are responsible for the determination of the value of the financial assets and the supporting methodologies and assumptions, we employ third party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When those providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting a quote, which is generally non-binding, from brokers who are knowledgeable about these securities or by employing widely accepted internal valuation models.

Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted internal valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested under the terms of service agreements. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates, and other market observable information, as applicable. The valuation models take into account, among other things, market observable information as of the measurement date as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and when applicable, collateral quality and other issue or issuer specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased.

The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

“Level 1” - Valuations are based on unadjusted quoted prices in active markets that we have the ability to access for identical, unrestricted assets, and do not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 assets include publicly traded common stocks and mutual funds (which are included on the balance sheet in equity securities), where our valuations are based on quoted market prices.

•

“Level 2” - Valuations are based on direct and indirect observable inputs other than quoted market prices included in Level 1. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as the terms of the security and market-based inputs. Terms of the security include coupon, maturity date, and any special provisions that may, for example, enable the investor, at its election, to redeem the security prior to its scheduled maturity date. Market-based inputs include interest rates and yield curves that are observable at commonly quoted intervals and current credit rating(s) of the security. Level 2 assets generally include short-term investments and most debt securities. Our Level 2 liabilities consist of the Senior Notes.

•

“Level 3” - Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets requires the greatest degree of judgment, as these valuations are based on techniques that use significant inputs that are unobservable. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Some Level 3 valuations are based entirely on non-binding broker quotes. These securities consist primarily of mortgage and asset-backed securities where reliable pool and loan level collateral information cannot be reasonably obtained. Assets classified as Level 3 principally include certain RMBS, CMBS, other-asset backed securities, and partnership investments. See Note 1(c) to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for our accounting policy on fair value.

We employ specific control processes to determine the reasonableness of the fair values of our financial assets and liabilities. Our processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. We assess the reasonableness of individual security values received from valuation service providers through various analytical techniques. In addition, we validate the reasonableness of fair values by comparing information obtained from our valuation service providers to other third party valuation sources for selected securities. We also validate prices obtained from brokers for selected securities through reviews by those who have relevant expertise and who are independent of those charged with executing investing transactions.

In addition to such procedures, we review the reasonableness of our classification of securities within the three-tiered hierarchy to ensure that the classification is consistent with GAAP.

The estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of March 31, 2012 and December 31, 2011 were as follows (in millions):

	Level 1	Level 2	Level 3	Total
As of March 31, 2012
Equity securities:
Common stock(1)	$773.9	$—	$—	$773.9
Preferred stock	—	—	—	—

Total equity securities	773.9	—	—	773.9

Debt securities:
U.S. Government obligations	—	545.8	—	545.8
Municipal bonds	—	6,774.2	—	6,774.2
Foreign government obligations	—	868.9	0.8	869.7
U.S. corporate bonds	—	2,938.0	6.5	2,944.5
Foreign corporate bonds	—	2,076.6	—	2,076.6
Mortgage and asset-backed securities:
RMBS	—	1,769.5	54.2	1,823.7
CMBS	—	357.8	36.3	394.1
Other asset-backed securities	—	298.5	6.8	305.3

Total debt securities	—	15,629.3	104.6	15,733.9
Short-term investments	—	571.7	—	571.7
Other invested assets (excluding equity method investments)(2)	—	—	40.1	40.1

Total Investments (excluding equity method investments)	$773.9	$16,201.0	$144.7	$17,119.6

Senior Notes	$—	$1,448.7	$—	$1,448.7

	Level 1	Level 2	Level 3	Total
As of December 31, 2011
Equity securities:
Common stock(1)	$871.0	$—	$—	$871.0
Preferred stock	—	—	—	—

Total equity securities	871.0	—	—	871.0

Debt securities:
U.S. Government obligations	267.8	—	—	267.8
Municipal bonds	—	1,113.6	—	1,113.6
Foreign government obligations	—	—	—	—
U.S. corporate bonds	—	354.1	—	354.1
Foreign corporate bonds	—	83.5	—	83.5
Mortgage and asset-backed securities:
RMBS	—	497.3	—	497.3
CMBS	—	144.7	—	144.7
Other asset-backed securities	—	218.5	—	218.5

Total debt securities	267.8	2,411.7	—	2,679.5
Short-term investments	54.3	1,042.2	—	1,096.5
Other invested assets (excluding equity method investments)(2)	—	—	23.6	23.6

Total Investments (excluding equity method investments)	$1,193.1	$3,453.9	$23.6	$4,670.6

Senior Notes	$—	$314.8	$—	$314.8

(1)	Of the $773.9 million and $871.0 million of fair value as of March 31, 2012 and December 31, 2011, respectively, $232.2 million and $573.3 million, respectively, related to certain energy sector businesses.
(2)	Consists of partnership investments accounted for on an AFS basis.

European securities. The following table provides a breakdown of the fair value, net unrealized gains (losses) and the average rating of our debt securities from governments and companies in Europe as of March 31, 2012 (in millions):

	Fair Value	Net Unrealized Gains (Losses)	Average Rating
United Kingdom
Foreign government	$126.0	$(0.1)	AAA /Aaa
Foreign corporate-financial	165.0	1.5	A
Foreign corporate-non-financial	238.7	0.8	A
Asset-backed	153.9	0.1	A

Total United Kingdom	$683.6	$2.3

Netherlands
Foreign government	$32.6	$(0.1)	AAA /Aaa
Foreign corporate-financial	191.7	(0.3)	A
Foreign corporate-non-financial	187.3	0.2	A
Asset-backed	6.8	0.2	A

Total Netherlands	$418.4	$—

France
Foreign government	$61.1	$0.2	AA / Aa
Foreign corporate-financial	90.2	0.6	A
Foreign corporate-non-financial	123.5	(0.6)	A

Total France	$274.8	$0.2

Germany
Foreign government	$120.7	$(0.2)	AAA / Aaa
Foreign corporate-financial	97.1	0.1	AA / Aa
Foreign corporate-non-financial	4.4	—	A

Total Germany	$222.2	$(0.1)

Spain
Foreign corporate-financial	$15.9	$—	A
Foreign corporate-non-financial	9.7	(0.1)	BBB / Baa

Total Spain	$25.6	$(0.1)

Italy
Foreign corporate-financial	$10.4	$—	BBB / Baa
Foreign corporate-non-financial	4.0	—	BBB / Baa

Total Italy	$14.4	$—

Ireland
Foreign corporate-non-financial	$5.5	$—	A

Other*
Supranational	$97.7	$0.3	AAA / Aaa
Foreign government	14.3	—	AA / Aa
Foreign corporate-financial	121.4	0.5	A
Foreign corporate-non-financial	110.2	0.1	A

Total Other	$343.6	$0.9

*	Includes Belgium, the Czech Republic, Denmark, Luxembourg, Norway, Poland, Sweden and Switzerland.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of March 31, 2012, categorized by state and revenue source (in millions). Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
Texas	$39.2	$3.2	$5.8	$—	$14.9	$89.7	$133.1	$—	$285.9	$378.5	$664.4
New York	22.1	—	7.4	—	76.7	207.8	156.7	13.4	484.1	37.3	521.4
California	45.0	2.6	—	51.3	—	35.5	114.2	—	248.6	231.5	480.1
Florida	—	—	2.1	60.8	1.0	56.3	5.6	4.4	130.2	203.9	334.1
Massachusetts	17.8	25.2	6.1	—	31.4	60.6	14.9	0.2	156.2	133.2	289.4
Illinois	0.3	30.6	0.5	—	23.3	61.1	12.6	10.5	138.9	110.0	248.9
Arizona	—	10.7	—	6.9	55.6	26.9	125.9	—	226.0	—	226.0
North Carolina	12.8	13.3	7.5	6.6	—	0.6	25.7	11.4	77.9	131.6	209.5
Connecticut	4.9	—	22.8	—	64.5	7.5	—	—	99.7	107.5	207.2
Washington	—	—	—	—	—	4.5	107.8	—	112.3	94.6	206.9
All other states	139.5	108.8	204.2	194.3	129.6	460.8	373.4	136.9	1,747.5	714.4	2,461.9

Total	$281.6	$194.4	$256.4	$319.9	$397.0	$1,011.3	$1,069.9	$176.8	$3,707.3	$2,142.5	5,849.8

Total advance refunded / escrowed maturity bonds											924.4

Total municipal bonds											$6,774.2

Catastrophe Exposure

The nature of our reinsurance and insurance operating units exposes them to losses from various catastrophe events. In a catastrophe event, losses from many insureds across multiple lines of business may result directly or indirectly from such single occurrence. Our reinsurance and insurance operating units take certain measures to mitigate the impact of such events through various means including giving consideration to these risks in their underwriting and pricing decisions, through the purchase of reinsurance, monitoring and modeling accumulated exposures and managing exposure in key geographic zones and product lines that are prone to catastrophic events.

Natural disasters such as hurricanes, earthquakes and other catastrophes have the potential to adversely affect our operating results by material amounts. Other risks, such as an outbreak of a pandemic disease, a major terrorist event, the bankruptcy of a major company, or a marine and/or aviation disaster, could also have a material adverse effect on our business and operating results to an extent that may be only partially offset by reinsurance.

We evaluate catastrophic events and assess the probability of occurrence and magnitude through the use of industry recognized models and other techniques. We supplement these models by periodically monitoring the exposure risks of our operations and adjusting such modeled output accordingly. There is no single standard methodology to project the possible losses from catastrophe exposures. Further, there are no industry standard assumptions to be utilized in projecting these losses, and the form and quality of the data obtained from ceding companies used in these models are not uniformly compatible with the data requirements of all models. The use of different methodologies and assumptions could materially change the projected losses. Therefore, these modeled losses may not be comparable with estimates made by other companies.

Although the analytical tools used to estimate catastrophe exposure are useful in both pricing and monitoring catastrophe risk, the estimates derived by use of these techniques are inherently uncertain and do not reflect our maximum exposures to these events. Although the models are frequently updated, these projections are nevertheless inherently imprecise. It is highly likely that our losses will vary, perhaps materially, from these estimates.

Projections of potential catastrophe losses are typically expressed in terms of the probable maximum loss, or “PML.” We define PML as our anticipated maximum loss (taking into account contract limits) caused by a single catastrophic event affecting a broad contiguous area. These modeled losses are estimated based upon contracts in force at January 1, 2012 for Transatlantic and February 1, 2012 for RSUI.

The following is an overview of such modeled PMLs from property, engineering, marine and energy exposures and the associated natural perils that we deem most significant. The estimated amount of these modeled losses are presented for both a 100 year return period (having a likelihood of being exceeded in any single year of 1.0 percent), and a 250 year return period (having a likelihood of being exceeded in any single year of 0.4 percent), and are presented in two ways: (i) gross catastrophe losses; and (ii) after-tax net catastrophe costs (i.e., gross losses, net of reinsurance, net reinstatement premiums and taxes). The reduction for reinsurance assumes that all reinsurers fulfill their obligations in accordance with contract terms.

	100 Year Return Period		250 Year Return Period
	Gross Loss (before tax)	Net Loss (after tax)	Gross Loss (before tax)	Net Loss (after tax)
	(in billions)
Florida, Wind	$1.3	$0.5	$2.0	$0.9
California, Earthquake	1.0	0.5	1.6	0.7
Northeast U.S., Wind	0.7	0.4	1.4	0.7
Gulf Coast, Wind	0.8	0.3	1.4	0.6
Japan, Earthquake	0.6	0.4	0.8	0.4
Japan, Wind	0.6	0.3	0.6	0.3
Europe, Wind	0.4	0.2	0.6	0.3

“Florida, Wind” has the highest modeled after-tax net catastrophe costs for both a 100 and 250 year return period, and would represent approximately 8 percent and 14 percent, respectively, of stockholders’ equity as of March 31, 2012. If multiple severe catastrophic events occur in any one year, the potential economic cost to us could be materially higher than any one of the amounts shown above.

There is much uncertainty and imprecision in the compilation of these estimates at many stages in the process. Moreover, the makeup of our in-force business is constantly changing as new business is added and existing contracts terminate or expire, including contracts for reinsurance coverage purchased by us. In addition, these estimates take into account what we believe to be the most likely accumulation of territories, but there can be no assurance that we have captured every possible scenario in our analysis. As a result of these factors, among others, there can be no assurance that we will not experience after-tax net catastrophe costs from individual events that will exceed these estimates by a material amount. There also can be no assurance that we will not experience catastrophe events more frequently than the modeled probabilities would suggest. In any given year, catastrophe events could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

Recent Accounting Standards

Recently Adopted

In September 2011, the Financial Accounting Standards Board, or the “FASB,” issued revised guidance on the testing of goodwill for impairment. This guidance simplifies how an entity tests goodwill for impairment by allowing an entity to first make a qualitative assessment to determine whether it is necessary to perform quantitative testing. Based on the results of such assessment, an entity will no longer be required to perform quantitative testing if it is more likely than not that the fair value of a reporting unit is greater than its carrying value. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this guidance in the first quarter of 2012, and the implementation did not have an impact on our results of operations and financial condition.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance, as amended in December 2011, increases the prominence of other comprehensive income in the financial statements and eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. This guidance does not change the items that must be reported within other comprehensive income. This guidance is generally effective for interim and annual periods beginning after December 15, 2011. We adopted this guidance in the first quarter of 2012, and the implementation did not have an impact on our results of operations and financial condition.

In May 2011, the FASB issued guidance that addresses requirements for measuring fair value. Among other things, the guidance clarifies that the “highest and best use” valuation premise applies only to non-financial assets, and that premiums or discounts should be applied to valuations of an individual asset or liability only when market participants would do so. The guidance also permits measurement of fair value of financial instruments (that are carried at fair value) based on an entity’s net exposure to a particular market or credit risk on a net basis if there is evidence that the entity manages its financial instruments in this way. The guidance provides for additional financial statement disclosure regarding fair value measurements, including disclosure involving transfers between categories within the fair value hierarchy, and quantitative and qualitative information about fair value measurements that involve a significant degree of judgment. This guidance is effective for interim and annual periods ending after December 15, 2011. We adopted this guidance in the first quarter of 2012, and the implementation did not have a material impact on our results of operations and financial condition.

In October 2010, the FASB issued guidance that provides additional clarification for costs associated with acquiring or renewing insurance contracts. This guidance states that only incremental, direct costs associated with the successful acquisition of a new or renewal insurance contract may be capitalized as deferred acquisition costs. Furthermore, such costs: (i) must be essential to the contract transaction; (ii) would not have been incurred had the contract transaction not occurred; and (iii) must be related directly to the acquisition activities involving underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in separate “direct response” advertising guidance within GAAP are met. All other acquisition-related costs and other expenses should be charged to expense as incurred. This guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We adopted this guidance in the first quarter of 2012, and the implementation did not have a material impact on our results of operations and financial condition.

Future Application of Accounting Standards

In December 2011, the FASB issued guidance on disclosure requirements related to offsetting arrangements. The guidance provides for additional financial statement disclosure regarding offsetting and related arrangements to enable financial statement users to understand the effect of those arrangements on an entity’s financial position. This guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013. We will adopt this guidance in the 2013 first quarter, and we currently do not believe that the implementation will have a material impact on our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, foreign currency exchange rates and commodity prices. The primary market risk related to our non-trading financial instruments is the risk of loss associated with adverse changes in interest rates. We also invest in equity securities which are subject to fluctuations in market value. We also purchase debt securities with fixed maturities that expose us to risks related to adverse changes in interest rates. We hold our equity securities and debt securities as AFS. Any changes in the fair value in these securities, net of tax, would be recorded as a component of other comprehensive income. However, if a decline in fair value relative to cost is believed to be other than temporary, a loss is generally recorded on our statement of earnings. In addition, significant portions of our assets (principally investments) and liabilities (principally loss and LAE and unearned premiums) are exposed to changes in foreign currency exchange rates. The net change in the carrying value of assets and liabilities denominated in foreign currencies is recorded as a component of other comprehensive income.

The sensitivity analyses presented below provide only a limited, point-in-time view of the market risk of our financial instruments. The actual impact of changes in equity market prices, market interest rates and foreign currency exchange rates may differ significantly from those shown in these sensitivity analyses. The sensitivity analyses are further limited because they do not consider any actions we could take in response to actual and/or anticipated changes in equity market prices in market interest rates, or in foreign currency exchange rates. In addition, these sensitivity analyses do not provide weight to risks relating to market issues such as liquidity and the credit worthiness of investments.

Equity Securities. The table below summarizes our equity price risk and shows the effect of a hypothetical increase or decrease in market prices as of March 31, 2012 on the estimated fair value of our consolidated equity securities portfolio. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in millions):

	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
March 31, 2012	$773.9	20% Increase	$928.7	1.6
		20% Decrease	619.1	(1.6)

Debt Securities and Senior Notes. The primary market risk for our and our subsidiaries’ debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The tables below present sensitivity analyses as of March 31, 2012 of our (i) consolidated debt securities and (ii) the Senior Notes, that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical March 31, 2012 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding.

As of March 31, 2012 (dollars in millions)

Interest rate shifts	-300		-200	-100	0		100	200	300
Assets:
Debt securities, fair value	$	17,606.2	$16,910.8	$16,325.5	$	15,733.9	$15,052.6	$14,339.9	$13,647.6
Estimated change in fair value	$	1,872.3	$1,176.9	$591.6	$	—	$(681.3)	$(1,394.0)	$(2,086.3)
Liabilities:
Senior Notes, fair value	$	1,732.2	$1,636.7	$1,528.1	$	1,448.7	$1,349.8	$1,275.7	$1,209.5
Estimated change in fair value	$	283.5	$188.0	$79.4	$	—	$(98.9)	$(173.0)	$(239.2)

Partnership Investments. In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for as AFS or using the equity method, and had a carrying value of $205.8 million as of March 31, 2012.

Foreign Currency Exchange Rate Risk. Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency, and conduct business in their local currency, as well as the currencies of the other countries in which they operate. Prior to the merger with Transatlantic, we did not have any material assets or liabilities denominated in foreign currencies. The table below summarizes our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates as of March 31, 2012 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in millions):

	Estimated Net Fair Value	Hypothetical Price Change	Estimated Net Fair Value After Hypothetical Change	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
March 31, 2012	$295.9	20% Increase	$355.1	0.6
		20% Decrease	(236.7)	(0.6)

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, or “CEO,” and our chief financial officer, or “CFO,” of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the “Exchange Act.” Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of that date to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and timely reported as specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide such assurance; however, we note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

No changes occurred during the three months ended March 31, 2012 in our internal control structure over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Our subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. We believe such provisions are adequate and do not believe that any pending litigation will have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Litigation Related to the Acquisition of Transatlantic

In connection with the merger, Alleghany, Merger Sub and Transatlantic, among others, were named as defendants in three putative stockholder class action lawsuits filed by Transatlantic stockholders. Such lawsuits challenged the merger and alleged that Alleghany, Merger Sub and Transatlantic aided and abetted an alleged breach of fiduciary duty by Transatlantic’s board of directors in connection with the merger, among other allegations.

On January 30, 2012, Alleghany and the other defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of these putative stockholder class actions against Alleghany, Merger Sub and Transatlantic, among others. Pursuant to the terms of the proposed settlement, certain supplemental disclosures were made related to the merger. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to Transatlantic’s stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court of Chancery of the State of Delaware will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the merger, the Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law), among other claims. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Court of Chancery of the State of Delaware for an award of attorneys’ fees and expenses to be paid by Transatlantic or its successor, which the defendants may oppose. Transatlantic or its successor will pay, or cause to be paid, any attorneys’ fees and expenses awarded by the Court of Chancery of the State of Delaware. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court of Chancery of the State of Delaware will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

Settlement by Transatlantic with American International Group, Inc., or “AIG”

On January 26, 2012, Transatlantic reached an agreement with AIG to settle a dispute, previously in arbitration, which arose as a result of losses claimed by Transatlantic from its participation in a securities lending program administered and managed by AIG. The agreement calls for the parties to attempt to reach a mediated settlement involving the securities lending program, along with various other business issues that were not the subject of the arbitration proceedings. If a mediated settlement is not reached, the parties have agreed that the mediator will determine the amount of a settlement payment to Transatlantic by July 16, 2012 with respect to the securities lending claims alone within a range between $45.0 million and $125.0 million. The benefit resulting from this settlement will be recorded when the final outcome is determined. The agreement settles all of the claims in the arbitration without any admission of liability by any party. In connection with its accounting for the acquisition of Transatlantic, Alleghany established an asset of $36.0 million, representing an estimate based on the minimum recovery, net of estimated legal costs.

Item 1A. Risk Factors.

We face risks from our property and casualty reinsurance and insurance businesses, our investments in debt and equity securities and our merger with Transatlantic, among others. Discussed below are significant risks that our businesses face. If any of the events or circumstances described as risks below actually occurs, our business, results of operations or financial condition could be materially and adversely affected. Our businesses may also be adversely affected by risks and uncertainties not currently known to us or that we currently consider immaterial.

Risk Factors Relating to our Business

The reserves for loss and LAE of our reinsurance and insurance operating units are estimates and may not be adequate, which would require our reinsurance and insurance operating units to establish additional reserves. Gross reserves for loss and LAE reported on our balance sheet as of March 31, 2012 were approximately $11.9 billion. These loss and LAE reserves reflect our best estimates of the cost of settling all claims and related expenses with respect to insured events that have occurred. Reserves do not represent an exact calculation of liability, but rather an estimate of what management expects the ultimate settlement and claims administration will cost for events that have occurred, whether known or unknown. These reserve estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances currently known and assumptions about anticipated loss emergence patterns, including expected future trends in claims severity and frequency, inflation, judicial theories of liability, reinsurance coverage, legislative changes and other factors.

The inherent uncertainties of estimating reserves are greater for certain types of liabilities, where long periods of time elapse before a definitive determination of liability is made and settlement is reached. Our liabilities for loss and LAE can generally be categorized into two distinct groups, short-tail business and long-tail business. Short-tail business refers to lines of business, such as property, for which losses are usually known and paid relatively shortly after the loss actually occurs. Long-tail business describes lines of business for which specific losses may not be known and reported for some period and losses take much longer to emerge. Given the time frame over which long-tail exposures are ultimately settled, there is greater uncertainty and volatility in these lines than in short-tail lines of business. Our long-tail coverages consist of most casualty lines including professional liability, D&O liability, general liability, umbrella/excess and certain workers’ compensation exposures. Some factors that contribute to the uncertainty and volatility of long-tail casualty programs, and thus require a significant degree of judgment in the reserving process, include the inherent uncertainty as to the length of reporting and payment development patterns, the possibility of judicial interpretations or legislative changes that might impact future loss experience relative to prior loss experience and the potential lack of comparability of the underlying data used in performing loss reserve analyses. In general, reinsurance business for any particular line of business is longer-tailed and, by its nature, losses are more difficult to estimate than the comparable insurance business.

In periods with increased economic volatility, it becomes more difficult to accurately predict claim costs. It is especially difficult to estimate the impact of inflation on loss reserves given the current economic environment and related regulatory and government actions. Reserve estimates are continually refined in an ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which the adjustments are made. Because setting reserves is inherently uncertain, we cannot assure you that our current reserves will prove adequate in light of subsequent events. Should our reinsurance and insurance operating units need to increase their reserves, our pre-tax income for the period would decrease by a corresponding amount. Although current reserves reflect our best estimate of the costs of settling claims, we cannot assure you that our reserve estimates will not need to be increased, perhaps by a material amount, in the future.

Because our reinsurance and insurance operating units are property and casualty reinsurers and insurers, we face losses from natural and human-made catastrophes. Property and casualty insurers and reinsurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses, or the absence thereof, have had a significant impact on our results.

Natural or human-made catastrophes can be caused by various events, including hurricanes, other windstorms, earthquakes and floods, as well as terrorist activities. The incidence and severity of catastrophes in any short period of time are inherently unpredictable. The extent of gross losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to limited geographic areas; however, hurricanes, other windstorms, earthquakes and floods may produce significant damage when those areas are heavily populated. It is therefore possible that a catastrophic event or multiple catastrophic events could produce significant losses and have a material adverse effect on our financial condition and results of operations.

In addition, longer-term natural catastrophe trends may be changing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain and snow. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events such as hurricanes. To the extent climate change increases the frequency and severity of such weather events, our reinsurance and insurance operating units, particularly Transatlantic and RSUI, may face increased claims, particularly with respect to properties located in coastal areas. Our reinsurance and insurance operating units take certain measures to mitigate the impact of such events by giving consideration to these risks in their underwriting and pricing decisions and through the purchase of reinsurance. To the extent broad environmental factors, exacerbated by climate change or otherwise, lead to increases in insured losses, particularly if those losses exceed the expectations of our insurance operating units, our financial condition and results of operations could be materially and adversely affected.

With respect to terrorism, to the extent that reinsurers have excluded coverage for certain terrorist acts or have priced this coverage at rates that are not practical, our insurance operating units, particularly RSUI, would not have reinsurance protection and would be exposed to potential losses as a result of any terrorist acts. To the extent an act of terrorism is certified by the U.S. Secretary of the Treasury, we may be covered under the Terrorism Risk Insurance Act of 2002, as extended and amended by the Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Program Reauthorization Act of 2007, which we collectively refer to as the “Terrorism Act.” This coverage under the Terrorism Act does not apply to reinsurers. Information regarding the Terrorism Act and its impact on our insurance operating units can be found on pages 24 and 25 of the 2011 Form 10-K Report. Our reinsurance operating unit does not provide cover for acts of terrorism that are certified under the Terrorism Act, but it is exposed to potential losses resulting from uncertified acts of terrorism. Additionally, our reinsurance operating unit offers terrorism-specific treaty coverages to ceding companies on a limited basis, and with respect to other lines of business, assumes terrorism risk in marine, aviation and other casualty treaties. Although our reinsurance operating unit assumes certain terrorism risk after careful underwriting consideration and, in many cases, with limitations, a major terrorist event could have a material adverse impact on our reinsurance operating unit.

Finally, other catastrophes, such as an outbreak of a pandemic disease, the bankruptcy of a major company, or a marine and/or aviation disaster, could also have a materially adverse effect on our business and operating results.

Significant competitive pressures may prevent our reinsurance and insurance operating units from retaining existing business or writing new business at adequate rates. Our reinsurance and insurance operating units compete with a large number of other companies in their selected lines of business. They compete, and will continue to compete, with major U.S. and non-U.S. insurers and reinsurers, other regional companies, mutual companies, specialty insurance companies, underwriting agencies, government-owned or subsidized facilities, European underwriting syndicates and diversified financial services companies. Many competitors have considerably greater financial resources and greater experience and may offer additional products or services than do our operating units. Except for regulatory considerations, there are virtually no barriers to entry into the reinsurance and insurance industry. Competition may be domestic or foreign, and competitors are not necessarily required to be licensed by the various state insurance departments. Competition in the businesses of our reinsurance and insurance operating units is based on many factors, including the perceived financial strength of the company, premium charges, other terms and conditions offered, services provided, commissions paid to producers, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience in the lines to be written. Such competition could cause the supply and/or demand for insurance to change, which could affect the ability of our insurance operating units to price their products at adequate rates. If our insurance operating units are unable to retain existing business or write new business at adequate rates, our results of operations could be materially and adversely affected.

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

In addition to competition from the reinsurance industry, our reinsurance operating units face competition from the capital markets as capital market participants, as well as some traditional reinsurers, from time to time produce alternative products or reinsurance vehicles (such as reinsurance securitizations, catastrophe bonds and various derivatives, such as swaps, and sidecars) that may compete with certain types of reinsurance, such as property catastrophe. Hedge funds may provide reinsurance and retrocessional protections through captive companies or other alternative transactions on a fully collateralized basis for property and energy catastrophe business. Over time, these numerous initiatives could significantly affect supply, pricing and competition in the reinsurance industry.

Our results may fluctuate as a result of many factors, including cyclical changes in the reinsurance and insurance industries. Historically, the performance of the property and casualty reinsurance and insurance industries has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity, followed by periods of high premium rates and shortages of underwriting capacity. Although an individual reinsurance and insurance company’s performance is dependent on its own specific business characteristics, the profitability of most property and casualty reinsurance and insurance companies tends to follow this cyclical market pattern. Further, this cyclical market pattern can be more pronounced in the reinsurance market in which Transatlantic competes and in the excess and surplus market in which RSUI primarily competes than in the standard insurance market. Unfavorable market conditions may affect our ability to write business at rates we consider appropriate relative to the risk assumed. If we cannot write business at appropriate rates, our business would be significantly and adversely affected.

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

Demand for reinsurance is influenced significantly by underwriting and investment results in both the standard insurance and the excess and surplus markets and market conditions. The supply of reinsurance is related to prevailing prices, the levels of insured losses and the levels of reinsurance industry surplus, among other factors, that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the reinsurance industry. In addition, the supply of reinsurance is affected by a reinsurer’s confidence in its ability to accurately assess the probability of expected underwriting outcomes, particularly with respect to catastrophe losses.

Since cyclicality is due in large part to the actions of our reinsurance and insurance operating units’ competitors and general economic conditions and the occurrence of unpredictable events, we cannot predict the timing or duration of changes in the market cycle. These cyclical patterns cause our revenues and net earnings to fluctuate. In addition, our results may fluctuate as a result of changes in legal, political and social factors, among others.

We cannot guarantee that the reinsurers used by our reinsurance and insurance operating units will pay in a timely fashion, if at all, and, as a result, we could experience losses even if reinsured. As part of their overall risk and capacity management strategy, our reinsurance and insurance operating units purchase reinsurance by transferring, or ceding, part of the risk that they have underwritten to a reinsurance company in exchange for part of the premium received by our operating units in connection with that risk. Although reinsurance makes the reinsurer liable to our insurance operating units to the extent the risk is transferred or ceded to the reinsurer, it does not relieve our operating units of their liability to their policyholders. Reinsurers may not pay the reinsurance recoverables that they owe to our operating units or they may not pay these recoverables on a timely basis. This risk may increase significantly if these reinsurers experience financial difficulties as a result of catastrophes and other events. Underwriting results and investment returns of some of the reinsurers used by our operating units may affect their future ability to pay claims. Accordingly, we bear credit risk with respect to our insurance operating unit’s reinsurers, and if they fail to pay, our financial results would be adversely affected. As of March 31, 2012, the amount due from reinsurers reported on our balance sheet was $1.3 billion.

If market conditions cause reinsurance to be more costly or unavailable, our reinsurance and insurance operating units may be required to bear increased risks or reduce the level of their underwriting commitments. As part of our overall risk and capacity management strategy, our operating units purchase reinsurance for certain amounts of risk underwritten by them, including catastrophe risks. The reinsurance programs purchased by our operating units are generally subject to annual renewal. Market conditions beyond their control determine the availability and cost of the reinsurance protection they purchase, which may affect the level of their business written and thus their profitability. If our operating units are unable to renew their expiring facilities or to obtain new reinsurance facilities, either their net exposures on future policies or reinsurance contracts would increase, which could increase the volatility of their results or, if they are unwilling to bear an increase in net exposures, they would have to reduce the level of their underwriting commitments, especially catastrophe-exposed risks, which may reduce their revenues and net earnings. In certain reinsurance contracts, the cedant, to the extent it exhausts its original coverage under a reinsurance contract during a single coverage period (typically a single twelve-month period), can pay a reinsurance reinstatement premium to restore coverage during such coverage period. If our operating units exhaust their original and, if applicable, reinstated coverage under their third-party catastrophic reinsurance contracts during a single coverage period, they will not have any reinsurance coverage available for losses incurred as a result of additional catastrophic events during that coverage period. The exhaustion of such reinsurance coverage could have a material adverse effect on the profitability of our operating units in any given period and on our results of operations.

We attempt to manage our exposure to catastrophe risk partially through the use of catastrophe modeling software. The failure of this software to accurately gauge the catastrophe-exposed risks we write could have a material adverse effect on our financial condition, results of operations and cash flows. As part of its approach to managing catastrophe risk, we have historically used a number of tools, including third-party catastrophe modeling software, to help evaluate potential losses. We used modeled loss scenarios and internal analyses to set our level of risk retention and help structure our reinsurance programs. Modeled loss estimates, however, have not always accurately predicted our ultimate losses with respect to catastrophe events. Accordingly, we periodically review our catastrophe exposure management approach, which may result in the implementation of new monitoring tools and a revision of our underwriting guidelines and procedures. However, these efforts may not be successful in sufficiently mitigating risk exposures and losses resulting from future catastrophes.

Our reinsurance and insurance operating units are rated by rating agencies and a decline in these ratings could affect the standing of these units in the reinsurance and insurance industries and cause their premium volume and earnings to decrease. Ratings have become an increasingly important factor in establishing the competitive position of reinsurance and insurance companies. Some of our reinsurance and insurance operating unit companies are rated by A.M. Best Company, Standard & Poors and/or Moody’s Investor Service (collectively “Rating Agencies”). Rating Agencies’ ratings reflect their opinions of an insurance or reinsurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. These ratings are subject to periodic review, and we cannot assure you that any of our insurance or reinsurance operating unit companies will be able to retain those ratings. If the ratings of our insurance or reinsurance operating unit companies are reduced from their current levels by Rating Agencies, their competitive positions could suffer and it would be more difficult for them to market their products. A significant downgrade could result in a substantial loss of business as customers move to other companies with higher claims-paying and financial strength ratings.

In addition, in general, if the insurer financial strength ratings and/or financial strength ratings of Transatlantic from the Rating Agencies fall below “A-,” certain rating agency triggers in a significant portion of Transatlantic’s contracts would allow customers to elect to take a number of actions such as terminating the contracts on a run-off or cut-off basis, requiring Transatlantic to post collateral for all or a portion of the obligations or requiring commutation under the contract. In addition, the contracts may also permit the ceding company to cancel the contract if there is a significant decline in the statutory surplus of Transatlantic, generally of at least 20 percent. Contracts may contain one or both of the aforementioned contractual provisions, certain other cancellation triggers or other stipulations, such as a requirement to post collateral for all or a portion of our obligations or require commutation under the contract if a triggering event occurs. Whether a ceding company would exercise any of these cancellation rights would depend on, among other factors, the reason and extent of such downgrade or surplus reduction, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage.

When a contract is cancelled on a “cut-off” basis, as opposed to a “run-off” basis, the liability of the reinsurer under policies which became effective under the treaty prior to the cancellation date of such treaty ceases with respect to losses resulting from events taking place on and after said cancellation date. Accordingly, unearned premiums on that business as of the cut-off date are returned to the ceding company, net of a proportionate share of the original ceding commission. In the accounting period of the cancellation effective date, the amount of unearned premiums returned would be recorded as a reduction of gross premiums written with a like reduction in gross unearned premiums with no effect on gross premiums earned. Thus, the canceling of a contract generally has liquidity and future implications to Transatlantic’s business but rarely affects premiums already earned.

We cannot predict in advance the extent to which these cancellation rights would be exercised, if at all, or what effect such cancellations would have on our financial condition or future operations, but such effect potentially could be materially adverse.

Transatlantic may secure its obligations under its various reinsurance contracts using trusts and letters of credit. Transatlantic may enter into agreements with ceding companies that require Transatlantic to provide collateral for its obligations under certain reinsurance contracts with these ceding companies under various circumstances, including where Transatlantic’s obligations to these ceding companies exceed negotiated thresholds. These thresholds may vary depending on Transatlantic’s ratings, and a downgrade of Transatlantic’s ratings or a failure to achieve a certain rating may increase the amount of collateral Transatlantic is required to provide. Transatlantic may provide the collateral by delivering letters of credit to the ceding company, depositing assets into a trust for the benefit of the ceding company or permitting the ceding company to withhold funds that would otherwise be delivered to Transatlantic under the reinsurance contract. The amount of collateral Transatlantic is required to provide typically represents all or a portion of the obligations Transatlantic may owe the ceding company, often including estimates made by the ceding company of IBNR claims. Since Transatlantic may be required to provide collateral based on the ceding company’s estimate, Transatlantic may be obligated to provide collateral that exceeds Transatlantic’s estimates of the ultimate liability to the ceding company. An increase in the amount of collateral Transatlantic is obligated to provide to secure its obligations may have an adverse impact on, among other things, Transatlantic’s ability to write additional reinsurance.

Difficult and volatile conditions in the global capital and credit markets and in the overall economy could materially and adversely affect our operating results, investment portfolio and financial condition.

Disruption and volatility in the global capital and credit markets and in the overall economy affects our business in a number of ways, including the following:

•	disruption in the capital and credit markets may increase claims activity in our reinsurance business, such as D&O, errors & omissions and trade credit lines;

•	significant fluctuations in the fixed maturities, asset-backed securities and equities markets could reduce our investment returns and the fair value of our investment portfolio;

•	volatility in the capital and credit markets makes it more difficult to access those markets, if necessary, to maintain or improve our financial strength and credit ratings or to generate liquidity;

•	disruption in the overall economy may reduce demand for insurance and reinsurance products; and

•

increases in inflation could result in higher losses on reinsurance contracts, particularly in longer tailed lines of business, increased operating costs and decrease the fair value of our investment portfolio;

It is difficult to predict when and how long these conditions will exist and how our markets, business and investments will be adversely affected. Accordingly, these conditions could have a material adverse effect on our consolidated financial condition or results of operations in future periods.

The businesses of our reinsurance and insurance operating units are heavily regulated, and changes in regulation may reduce their profitability and limit their growth. Our operating units are subject to extensive regulation and supervision in the jurisdictions in which they conduct business, both in the United States and abroad. This regulation is generally designed to protect the interests of policyholders, and not necessarily the interests of insurers, their stockholders or other investors. The regulation relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and nonfinancial components of a reinsurance and insurance company’s business.

Virtually all states in which our insurance operating unit companies conduct their business require them, together with other insurers licensed to do business in that state, to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies. In addition, in various states, our insurance operating unit companies must participate in mandatory arrangements to provide various types of insurance coverage to individuals or other entities that otherwise are unable to purchase that coverage from private insurers. A few states require our insurance operating unit companies to purchase reinsurance from a mandatory reinsurance fund. Such reinsurance funds can create a credit risk for insurers if not adequately funded by the state and, in some cases, the existence of a reinsurance fund could affect the prices charged for the policies issued by our reinsurance and insurance operating units. The effect of these and similar arrangements could reduce the profitability of our insurance operating unit in any given period or limit the ability of our reinsurance and insurance operating units to grow their business.

In recent years, the state insurance regulatory framework has come under increased scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the National Association of Insurance Commissioners, or the “NAIC,” and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. On the federal level, the Dodd-Frank Act, enacted in July 2010, mandated significant changes to the regulation of U.S. insurance effective as of July 21, 2011. We cannot predict the requirements of the regulations ultimately adopted under the Dodd-Frank Act or the impact such regulation will have on our business. These regulations, and any proposed or future state or federal legislation or NAIC initiatives, if adopted, may be more restrictive on the ability of our reinsurance and insurance operating units to conduct business than current regulatory requirements or may result in higher costs.

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

A limited number of brokers account for a large portion of our reinsurance operating units’ premiums; the loss of all or a substantial portion of the business provided by them may have an adverse effect on us. The great majority of Transatlantic’s premiums are written through brokers. Three large international brokers dominate the reinsurance brokerage industry and Transatlantic derives a significant portion of its premiums from these brokers and other brokers. Brokers also have, or may in the future acquire, ownership interests in reinsurance and insurance companies that may compete with Transatlantic. The loss of all or a substantial portion of the business provided by Transatlantic’s brokers could have a material adverse effect on us.

Transatlantic’s offices that operate in jurisdictions outside the U.S. are subject to certain limitations and risks that are unique to foreign operations. Transatlantic’s international operations are also regulated in various jurisdictions with respect to licensing requirements, currency, amount and type of security deposits, amount and type of reserves, amount and type of local investments and other matters. International operations and assets held abroad may be adversely affected by political and other developments in foreign countries, including possible tax changes, nationalization and changes in regulatory policy, as well as by consequences of hostilities and unrest. The risks of such occurrences and their overall effect upon us vary from country to country and cannot easily be predicted. In addition, our results of operations and net unrealized currency translation gain or loss (a component of accumulated other comprehensive income) are subject to volatility as the value of the foreign currencies fluctuate relative to the U.S. dollar. Regulations governing technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets.

Within the European Union, or the “EU,” the EU Reinsurance Directive of November 2005, or the “EU Reinsurance Directive,” was adopted. The EU Reinsurance Directive requires member countries to lift barriers to trade within the EU for companies that are domiciled in an EU country. Transatlantic operates within the EU, as a “Third Country Reinsurer” through a series of foreign branches and continues to evaluate the potential impact of the implementation of the EU Reinsurance Directive which could vary from country to country. Transatlantic has contacted insurance regulators throughout the EU to ascertain their regulatory intent and to discuss each country’s rule applicable to Transatlantic. Currently, Transatlantic continues to conduct business within the EU through its foreign branches with no significant impact on its operations. As each country within the EU adopts rules implementing the EU Reinsurance Directive, Transatlantic could be materially adversely affected by the adopted rules. Transatlantic may be required to post additional collateral in EU countries or may need to consider restructuring its business in order to comply with the rules adopted in EU countries implementing the EU Reinsurance Directive.

In addition to the EU Reinsurance Directive, the EU is phasing in a new regulatory regime for regulation of financial services known as “Solvency II.” Solvency II is a principles-based regulatory regime that seeks to enhance transparency, promote uniformity, and encourage a proactive approach to company solvency. It is built on a risk-based approach to setting capital requirements of insurers and reinsurers. Transatlantic could be materially impacted by the implementation of Solvency II depending on the costs associated with implementation by each EU country, any increased capitalization requirements and any costs associated with adjustments to Transatlantic’s corporate operating structure.

The loss of key personnel or the inability to access our facilities could adversely affect our results of operations, financial condition and cash flows. We rely upon the knowledge and talent of our employees to successfully conduct business. A loss of key personnel could have a material effect on our results of operations, financial condition and cash flows in future periods. We also rely upon access to our facilities by employees to conduct such business. The inability by employees to access our facilities, if over a prolonged time period, could have a material effect on our results of operations, financial condition and cash flows in future periods.

Certain counterparties of Transatlantic may have acquired certain rights upon the change in control of Transatlantic, which could negatively affect us. Transatlantic is a party to numerous contracts, agreements, licenses, permits, authorizations and other arrangements that contain provisions giving counterparties certain rights (including, in some cases, termination rights) in the event of a change in control of Transatlantic. If a change in control occurs, cedants may be permitted to cancel contracts on a cut-off or run-off basis, and Transatlantic may be required to provide collateral to secure premium and reserve balances or may be required to cancel and commute the contract, subject to an agreement between the parties that may be settled in arbitration. If a contract is cancelled on a cut-off basis, Transatlantic may be required to return unearned premiums, net of commissions. In certain instances, contracts contain dual triggers, such as a change in control and a ratings downgrade, both of which must be satisfied for the contractual right to be exercisable.

Whether a ceding company would have cancellation rights in connection with the merger with Transatlantic depends upon the language of its agreement with Transatlantic. Whether a ceding company exercises any cancellation rights it has would depend on, among other factors, such ceding company’s views with respect to the financial strength and business reputation of Alleghany, the extent to which such ceding company has reinsurance coverage with Alleghany or its affiliates, the prevailing market conditions, the pricing and availability of replacement reinsurance coverage and Transatlantic’s ratings following the merger.

In addition, contracts may provide a ceding company with multiple options, such as collateralization or commutation, that would be triggered by a change in control. Collateral requirements may take the form of trust agreements, funded by securities held, or letters of credit. Should cedants invoke the right to commute, an amount would be payable by Transatlantic to the respective ceding companies representing both a return of unearned premiums and a settlement of loss reserves, where applicable. Upon commutation, the amount to be paid to settle the liability for gross loss reserves may include a discount or premium to the financial statement loss reserve value.

We cannot presently predict the effects, if any, the merger with Transatlantic will have on these rights, including the extent to which cancellation rights would be exercised, if at all, but such effect could be material.

Risk Factors Relating to our Investments and Assets

The valuation of our investments includes methodologies, estimations and assumptions which are subject to differing interpretations; a change in interpretations could result in changes to investment valuations that may adversely affect our results of operations or financial condition. The vast majority of our investments are measured at fair value using methodologies, estimations and assumptions which are subject to differing interpretations. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. Investments recorded at fair value in the consolidated balance sheet are classified in a hierarchy for disclosure purposes consisting of three “levels” based on the observability of inputs available in the marketplace used to measure the fair values.

Securities that are less liquid are more difficult to value and trade. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of the securities in our investment portfolio if trading becomes less frequent or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that became illiquid due to changes in the financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and judgment of our management. In addition, prices provided by third-party pricing services and broker quotes can vary widely even for the same security.

As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated, thereby resulting in values which may be greater or less than the value at which the investments may be ultimately sold. Further, rapidly changing or strained credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

A substantial amount of our assets is invested in debt securities and is subject to market fluctuations. A substantial portion of our investment portfolio consists of debt securities. As of March 31, 2012, our investment in debt securities was approximately $15.7 billion, or 89.8 percent of our total investment portfolio. The fair value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. A rise in interest rates would decrease the net unrealized gain position of our investment portfolio and potentially produce a net unrealized loss position, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would increase the net unrealized gain position of our investment portfolio, offset by lower rates of return on funds reinvested. Based upon the composition and duration of our investment portfolio as of March 31, 2012, a 100 basis point increase in interest rates would result in an approximate $681.3 million decrease in the fair value of our debt security investments. In addition, some debt securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk, or the risk that principal will be returned more rapidly or slowly than expected, as a result of interest rate fluctuations.

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

We invest some of our assets in equity securities, which are subject to fluctuations in market value. We invest a portion of our investment portfolio in equity securities which are subject to fluctuations in market value. As of March 31, 2012, our investments in equity securities had a fair value of approximately $0.8 billion, which represented 4.4 percent of our investment portfolio. We hold our equity securities as available-for-sale, and any changes in the fair value of these securities, net of tax, would be reflected in our accumulated other comprehensive income as a component of stockholders’ equity. If a decline in the value of a particular equity security is deemed to be temporary, we record the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, we write its cost-basis down to the fair value of the investment and record an other-than-temporary impairment loss on our statement of earnings, which may be material to our operating results, regardless of whether we continue to hold the equity security. A severe and/or prolonged downturn in equity markets could give rise to significant impairment charges.

As of March 31, 2012, our energy sector equity security holdings had an aggregate fair value of $232.2 million, which represented 30.0 percent of our equity portfolio. This investment concentration may lead to higher levels of short-term price volatility and variability in the level of unrealized investment gains or losses.

Changes in foreign currency exchange rates could impact the value of our assets and liabilities denominated in foreign currencies. A principal exposure to foreign currency risk is our obligation to settle claims denominated in foreign currencies in the subject foreign currencies. The possibility exists that we may incur foreign currency exchange gains or losses as we ultimately settle claims required to be paid in foreign currencies. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made. To the extent we do not seek to hedge its foreign currency risk or hedges prove ineffective, the resulting impact of a movement in foreign currency exchange rates could materially adversely affect our results of operations or financial condition.

If any of our businesses do not perform well, we may be required to recognize an impairment of our goodwill or other long-lived assets or to establish a valuation allowance against the deferred income tax asset, which could adversely affect our results of operations or financial condition. Goodwill represents the excess of the amount we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the operating unit to which the goodwill relates. The fair value of the operating unit is impacted by the performance of the business. The performance of our businesses may be adversely impacted by prolonged market declines. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net earnings. Such write-downs could have a material adverse effect on our results of operations or financial position. A decrease in the expected future earnings of an operating unit could lead to an impairment of some or all of the goodwill or other long-lived assets associated with such operating units in future periods.

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

Risks Relating to our Senior Notes and the Credit Agreement

Our failure to comply with restrictive covenants contained in the indentures governing the Senior Notes or any other indebtedness, including indebtedness under our revolving credit facility and any future indebtedness, could trigger prepayment obligations, which could adversely affect our business, financial condition and results of operations. The indentures governing the Senior Notes contain covenants that impose restrictions on Alleghany and Transatlantic with respect to, among other things, the incurrence of liens on the capital stock of certain of our subsidiaries. In addition, the indentures governing the Senior Notes contain certain other covenants, including covenants to timely pay principal and interest, and the Credit Agreement also requires us to comply with certain covenants. Our failure to comply with such covenants could result in an event of default under the indentures, under the Credit Agreement or under any other debt agreement we may enter into in the future, which could, if not cured or waived, result in us being required to repay the Senior Notes, the indebtedness under the Credit Agreement or any other future indebtedness. As a result, our business, financial condition, results of operations and liquidity could be adversely affected.

To service our debt, we will require a significant amount of cash, which may not be available to us. Our ability to make payments on, or repay or refinance, our debt, including the Senior Notes, will depend largely upon the future performance and use of our Corporate activities investment portfolio, and our future operating performance, including the operating performance of our subsidiaries. Our future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future will depend on the satisfaction of the covenants in the indentures governing the Senior Notes, in the Credit Agreement and in other debt agreements we may enter into in the future. Under the Credit Agreement, we also need to maintain certain financial ratios. We cannot assure you that our business, including the operating performance of our subsidiaries, will generate sufficient cash flow from operations or that future borrowings will be available to us under the Credit Agreement or from other sources in an amount sufficient to enable us to pay our debt, including the Senior Notes, or to fund our other liquidity needs.

Risks Relating to our Merger with Transatlantic

Although we expect to realize certain benefits as a result of the merger, there is the possibility that we may be unable to integrate successfully the businesses of Alleghany and Transatlantic in order to realize the anticipated benefits of the merger or do so within the intended timeframe. The merger involves Transatlantic being operated as our wholly owned subsidiary. We will be required to devote significant management attention and resources to integrating the business practices and operations of Transatlantic with Alleghany. Potential difficulties we may encounter as part of the integration process include the following:

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

•

the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect each company’s ability to maintain relationships with customers, suppliers, brokers, employees and other constituencies or Alleghany’s ability to achieve the anticipated benefits of the merger or could reduce each company’s earnings or otherwise adversely affect our business and financial results after the merger; and

•	any delay in the integration of management teams, strategies, operations, products and services.

Our results after the merger may suffer if we do not effectively manage our expanded operations following the merger. Following the merger, the size of our business increased significantly beyond the current size of our existing business. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new global operations and associated increased costs and complexity. There can be no assurances that we will be successful after completion of the merger or that we will realize the expected benefits currently anticipated from the merger.

Item 6. Exhibits.

Exhibit Number	Description

4.1	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, certain instruments defining the rights of holders of long-term debt securities of Alleghany and its consolidated subsidiaries are not filed because the total amount of securities authorized under such instruments does not exceed 10 percent of the total assets of Alleghany and its subsidiaries on a consolidated basis. A copy of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	Voting Agreement, dated as of February 27, 2012, by and between Alleghany and Davis Selected Advisers, L.P.

10.2	Letter Agreement, dated as of November 20, 2011, by and between Alleghany and Joseph P. Brandon.

10.3	Restricted Stock Unit Matching Grant Agreement, dated as of March 6, 2012, by and between Alleghany and Joseph P. Brandon.

10.4	Success Shares Award Agreement, dated as of March 6, 2012, by and between Alleghany and Joseph P. Brandon.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this report on Form 10-Q.

101.1	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) Notes to Unaudited Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this Exhibit 101.1 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under those sections.