Form 10-Q
period 2012-06-30
ALLEGHANY CORP /DE
filed 2012-08-06
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES  ☒    NO  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS SUBMITTED ELECTRONICALLY AND POSTED ON ITS CORPORATE WEB SITE, IF ANY, EVERY INTERACTIVE DATA FILE REQUIRED TO BE SUBMITTED AND POSTED PURSUANT TO RULE 405 OF REGULATION S-T (SECTION 232.405 OF THIS CHAPTER) DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO SUBMIT AND POST SUCH FILES).    YES  ☒    NO  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER OR A SMALLER REPORTING COMPANY. SEE THE DEFINITIONS OF “LARGE ACCELERATED FILER,” “ACCELERATED FILER,” AND “SMALLER REPORTING COMPANY” IN RULE 12b-2 OF THE EXCHANGE ACT. (CHECK ONE):

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

16,930,793 SHARES, PAR VALUE $1.00 PER SHARE, AS OF AUGUST 1, 2012

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)
	(in thousands, except share amounts)
Assets
Investments:
Available-for-sale securities at fair value:
Equity securities (cost: 2012 – $1,046,323; 2011 – $775,741)	$1,047,070	$870,950
Debt securities (amortized cost: 2012 – $15,372,156; 2011 – $2,538,872)	15,596,786	2,679,528
Short-term investments	1,023,144	1,096,517

	17,667,000	4,646,995
Other invested assets	433,930	179,815

Total investments	18,100,930	4,826,810
Cash	404,615	84,749
Accrued investment income	163,893	28,879
Premium balances receivable	762,145	147,006
Reinsurance recoverables	1,292,878	852,845
Ceded unearned premiums	171,054	142,946
Deferred acquisition costs	225,385	70,537
Property and equipment at cost, net of accumulated depreciation and amortization	31,541	17,906
Goodwill	82,495	48,095
Intangible assets, net of amortization	275,076	90,863
Current taxes receivable	69,356	—
Net deferred tax assets	500,076	80,975
Other assets	339,248	86,478

	$22,418,692	$6,478,089

Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	$11,720,944	$2,313,035
Unearned premiums	1,848,558	549,740
Senior Notes	1,819,825	299,035
Reinsurance payable	95,189	45,462
Current taxes payable	—	16,247
Other liabilities	654,051	328,893

Total liabilities	16,138,567	3,552,412

Common stock (shares authorized: 2012 and 2011 – 22,000,000; issued 2012 – 17,478,746; 2011 – 9,117,787)	17,479	9,118
Contributed capital	3,626,571	938,037
Accumulated other comprehensive income	139,031	155,532
Treasury stock, at cost (2012 – 547,953 shares; 2011 – 566,141 shares)	(161,944)	(167,319)
Retained earnings	2,658,988	1,990,309

Total stockholders’ equity	6,280,125	2,925,677

	$22,418,692	$6,478,089

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended June 30,
	2012	2011
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$1,095,932	$183,878
Net investment income	90,860	28,545
Net realized capital gains	39,452	6,490
Other than temporary impairment losses	(1,129)	—
Gain on bargain purchase	—	—
Other income	9,276	248

Total revenues	1,234,391	219,161

Costs and Expenses
Net loss and loss adjustment expenses	680,885	122,619
Commissions, brokerage and other underwriting expenses	239,193	64,132
Other operating expenses	34,826	7,834
Corporate administration	11,094	5,002
Amortization of intangible assets	108,098	839
Interest expense	15,743	4,268

Total costs and expenses	1,089,839	204,694

Earnings before income taxes	144,552	14,467
Income taxes	35,243	(615)

Net earnings	$109,309	$15,082

Other comprehensive income:
Change in unrealized gains (losses), net of deferred taxes of $14,257 and $(13,154) for 2012 and 2011, respectively	26,477	(24,428)
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of $(13,413) and $(2,271) for 2012 and 2011, respectively	(24,910)	(4,218)
Change in unrealized currency translation adjustment, net of deferred taxes of $(8,012) and $0 for 2012 and 2011, respectively	(14,880)	—
Retirement plans	(14)	(50)

Comprehensive income	$95,982	$(13,614)

Basic earnings per share*	$6.46	$1.69
Diluted earnings per share*	6.45	1.68

*	2011 amounts reflect subsequent common stock dividends.

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Six Months Ended June 30,
	2012	2011
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$1,530,139	$364,858
Net investment income	144,054	60,124
Net realized capital gains	107,441	41,182
Other than temporary impairment losses	(2,907)	—
Gain on bargain purchase	494,940	—
Other income	9,591	1,133

Total revenues	2,283,258	467,297

Costs and Expenses
Net loss and loss adjustment expenses	914,831	193,641
Commissions, brokerage and other underwriting expenses	339,053	130,660
Other operating expenses	50,478	17,241
Corporate administration	58,387	11,381
Amortization of intangible assets	140,037	1,678
Interest expense	24,820	8,720

Total costs and expenses	1,527,606	363,321

Earnings before income taxes	755,652	103,976
Income taxes	86,240	17,554

Net earnings	$669,412	$86,422

Other comprehensive income:
Change in unrealized gains (losses), net of deferred taxes of $34,402 and $40,295 for 2012 and 2011, respectively	63,889	74,834
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of $(36,587) and $(14,414) for 2012 and 2011, respectively	(67,947)	(26,768)
Change in unrealized currency translation adjustment, net of deferred taxes of $(6,282) and $0 for 2012 and 2011, respectively	(11,667)	—
Retirement plans	(774)	(179)

Comprehensive income	$652,913	$134,309

Basic earnings per share*	$48.03	$9.69
Diluted earnings per share*	47.96	9.66

*	2011 amounts reflect subsequent common stock dividends.

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Cash flows from operating activities
Net earnings	$669,412	$86,422
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	218,001	13,445
Net realized capital (gains) losses	(107,441)	(41,182)
Other than temporary impairment losses	2,907	—
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	68,881	26,447
(Increase) decrease in premium balances receivable	61,089	(67,910)
(Increase) decrease in ceded unearned premiums	(21,370)	(18,708)
(Increase) decrease in deferred acquisition costs	(154,848)	(4,433)
Increase (decrease) in unearned premiums	138,662	64,921
Increase (decrease) in loss and loss adjustment expenses	(147,562)	(4,356)
Change in unrealized foreign exchange (losses) gains	31,632	—
Gain on bargain purchase	(494,940)	—
Other, net	(119,175)	(24,701)

Net adjustments	(524,164)	(56,477)

Net cash provided by (used in) operating activities	145,248	29,945

Cash flows from investing activities
Purchases of debt securities	(1,338,155)	(300,624)
Purchases of equity securities	(609,586)	(394,186)
Sales of debt securities	724,914	204,676
Maturities and redemptions of debt securities	743,074	154,709
Sales of equity securities	596,018	337,265
Net (purchase) sale in short-term investments	222,815	2,386
Purchases of property and equipment	(1,950)	(4,582)
Purchase of subsidiary, net of cash acquired	(477,075)	—
Other, net	(74,962)	(457)

Net cash (used in) provided by investing activities	(214,907)	(813)

Cash flows from financing activities
Proceeds from issuance of Senior Notes	399,592	—
Debt issue costs paid	(3,600)	—
Treasury stock acquisitions	—	(21,277)
Tax benefit on stock based compensation	295	645
Other, net	374	243

Net cash provided by (used in) financing activities	396,661	(20,389)

Effect of exchange rate changes on cash	(7,136)	—

Net increase (decrease) in cash	319,866	8,743
Cash at beginning of period	84,749	76,741

Cash at end of period	$404,615	$85,484

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$41,614	$8,203
Income taxes paid (refunds received)	83,677	20,724

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 of Alleghany Corporation (“Alleghany”).

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

Transatlantic, through its principal wholly-owned subsidiaries, Transatlantic Reinsurance Company (“TRC”), Trans Re Zurich Reinsurance Company Ltd. (“TRZ”) and Fair American Insurance and Reinsurance Company (“FAIRCO”), offers reinsurance capacity to reinsurance and insurance companies for a full range of property and casualty products, through brokers and on a direct basis, in both the domestic and foreign markets. Transatlantic is headquartered in New York with six other locations in the United States and has operations worldwide, including: Bermuda, Canada, seven locations in the United Kingdom and Europe, three locations in Central and South America, three locations in Asia, Australia, and Africa. One or both of TRC and FAIRCO are licensed, accredited or authorized or can serve as a reinsurer in 50 states and the District of Columbia in the United States and in Puerto Rico and Guam. TRC is also licensed in Bermuda, Canada, Japan, the United Kingdom, the Dominican Republic, the Hong Kong Special Administrative Region of the People’s Republic of China, Germany and Australia. In addition, TRZ is licensed as a reinsurer in Switzerland.

AIHL’s insurance business is conducted through its wholly-owned subsidiaries RSUI Group, Inc. (“RSUI”), Capitol Transamerica Corporation and Platte River Insurance Company (collectively, “CATA”), and Pacific Compensation Corporation (“PCC”).

Alleghany’s equity investments, including those held by Transatlantic’s and AIHL’s operating units, are managed primarily by Alleghany Capital Partners LLC, an indirect, wholly-owned subsidiary of Alleghany. Alleghany also owns and manages properties in the Sacramento, California region through its subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”). On April 26, 2012, Alleghany acquired BKH Holdings, Inc. and its majority-owned subsidiary Bourn & Koch, Inc. (“Bourn & Koch”), a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois.

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

The accompanying unaudited consolidated financial statements include the results of Alleghany and its wholly-owned and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company balances and transactions have been eliminated in consolidation. The results of Transatlantic are included from the Acquisition Date to June 30, 2012 and not in any prior periods, except with respect to “Supplemental Pro Forma Information” included in Note 2(e), and the results of Bourn & Koch are included from April 26, 2012 to June 30, 2012 and not in any prior periods.

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

AFS securities are recorded at fair value. Unrealized gains and losses during the year, net of the related tax effect applicable to AFS securities, as well as partnership investments that Alleghany accounts for as AFS, are excluded from earnings and reflected in comprehensive income, and the cumulative effect is reported as a separate component of stockholders’ equity until realized. If a decline in fair value is deemed to be other than temporary, the investment is written down to its carrying value and the amount of the write-down is recorded as an other than temporary impairment (“OTTI”) loss on the statement of earnings. In addition, any portion of such decline that relates to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income, rather than against earnings.

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

Net investment income consists primarily of: (i) interest income from debt securities, short-term investments and cash, including any premium or discount amortization; (ii) dividend income from equity securities; and (iii) investment income from other invested assets, which generally includes distributions when receivable and earnings from investments accounted for under the equity method; less expenses related to investments. Interest income is accrued when earned. Premiums and discounts arising from the purchase of certain debt securities are treated as a yield adjustment over the estimated useful life of the securities, adjusted for anticipated prepayments using the retrospective interest method. Under this method, the effective yield on a security is estimated. Such estimates are based on the prepayment terms of the security, past actual cash flows, and assumptions as to future expected cash flow. The future cash flow assumptions consider various prepayment assumptions based on historical experience, as well as current market conditions. Periodically, the effective yield is re-estimated to reflect actual prepayments and updated future cash flow assumptions. Upon a re-estimation, a security’s book value is restated at the most recently calculated effective yield, assuming that yield had been in effect since the security was purchased. This treatment results in an increase or decrease to net investment income (amortization of premium or discount) at the new measurement date.

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

(n) Senior Notes

Debt consists of senior notes issued by Alleghany (the “Alleghany Senior Notes”) and senior notes issued by Transatlantic (the “Transatlantic Senior Notes,” and collectively with the Alleghany Senior Notes, the “Senior Notes”). The Senior Notes are carried at unpaid principal balance including any unamortized premium or discount.

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

Future Application of Accounting Standards

In July 2012, the FASB issued revised guidance on the testing of certain intangible assets for impairment. This guidance simplifies how an entity tests for impairment intangible assets other than goodwill, such as licenses and trade names, that are determined to have an indefinite life. It does so by allowing an entity to first make a qualitative assessment to determine whether it is necessary to perform quantitative testing. Based on the results of such assessment, an entity will only be required to perform quantitative testing if it is more likely than not that the asset is impaired. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Alleghany will adopt this guidance in the fourth quarter of 2012, and Alleghany currently does not believe that the implementation will have a material impact on its results of operations and financial condition.

In December 2011, the FASB issued guidance on disclosure requirements related to offsetting arrangements. The guidance provides for additional financial statement disclosure regarding offsetting and related arrangements to enable financial statement users to understand the effect of those arrangements on an entity’s financial position. This guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013. Alleghany will adopt this guidance in the first quarter of 2013, and Alleghany currently does not believe that the implementation will have a material impact on its results of operations and financial condition.

2.	Merger with Transatlantic

(a) Overview

On November 20, 2011, Alleghany entered into an Agreement and Plan of Merger (the “Merger Agreement”) with its wholly-owned subsidiary, Shoreline Merger Sub, LLC (subsequently converted into a corporation) (“Merger Sub”), and Transatlantic Holdings, Inc. (“Old Transatlantic”). On the Acquisition Date, Old Transatlantic was merged with (the “merger”) and into Merger Sub, which was renamed “Transatlantic Holdings, Inc.,” and became a wholly-owned subsidiary of Alleghany.

Pursuant to the terms of the Merger Agreement, on the Acquisition Date, stockholders of Old Transatlantic were entitled to receive, in exchange for each share of Old Transatlantic common stock held, either shares of Common Stock or cash consideration with a value equal to approximately $61.14 (“Per Share Consideration”), which was the sum of (i) 0.145 multiplied by the average of the closing sales prices on the New York Stock Exchange for Common Stock during the five trading days ending the day before the Acquisition Date ( the “Average Closing Price”) and (ii) $14.22, as more fully described in the Merger Agreement. In total, Alleghany paid to the stockholders of Old Transatlantic consideration of approximately $3.5 billion, consisting of cash consideration of $816.0 million and stock consideration of 8,360,959 shares of Common Stock. The stock consideration is generally expected to be tax free to Old Transatlantic stockholders.

Following the Acquisition Date, the Alleghany board of directors consisted of all 11 members from its pre-merger board of directors and three additional members (the “Continuing Directors”) who had served on the board of directors of Old Transatlantic.

Alleghany incurred due diligence, legal, investment banking and other merger-related costs (“Transaction Costs”) of $33.8 million in the first six months of 2012, including $18.0 million payable to Alleghany’s investment bankers, in connection with the merger. Alleghany also incurred $19.3 million of Transaction Costs in the fourth quarter of 2011 in connection with the merger. Transaction Costs are reported as a component of corporate administration expense.

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

The excess of the fair value of the net assets acquired over the purchase price was recorded as a gain on bargain purchase of $494.9 million and is shown as a separate component of revenues in the statement of earnings for the six months ended June 30, 2012. The gain on bargain purchase determination is consistent with the fact that prior to the merger, Old Transatlantic’s shares of common stock, similar to shares of certain other reinsurance and insurance companies, traded at a discount to book value per common share.

(b) Purchase Price

Alleghany’s total purchase price for Old Transatlantic as of the Acquisition Date is calculated in accordance with GAAP as follows (in millions, except per share amounts):

Shares of Old Transatlantic common stock outstanding as of the Acquisition Date	57.6
Multiplied by per share exchange ratio of 0.145 shares of Common Stock per share of Old Transatlantic common stock	0.145

Shares of Common Stock issued	8.4
Multiplied by the Acquisition Date closing price per share of Common Stock(1)	$322.50

Portion of purchase price based on shares of Common Stock issued		$2,696.4
Shares of Old Transatlantic common stock outstanding as of the Acquisition Date	57.6
Adjustment to Old Transatlantic common stock(2)	(0.2)

Old Transatlantic common stock, as adjusted	57.4
Multiplied by cash price per share component	$14.22

Portion of purchase price based on cash consideration		816.0

Total purchase price		$3,512.4

(1)	As noted previously, the Merger Agreement determined aggregate consideration paid based on the Average Closing Price. For GAAP purposes, the purchase price is determined based on the closing price of the Common Stock as of the Acquisition Date.
(2)	The $816.0 million cash consideration was fixed as of the date of the Merger Agreement, predicated on the 57.4 million shares of common stock of Old Transatlantic outstanding at that date multiplied by $14.22 per share. Therefore, the additional 0.2 million of Old Transatlantic shares outstanding as of the Acquisition Date do not cause the cash consideration to increase and are adjusted for in this presentation.

(c) Fair Value of Net Assets Acquired and Gain on Bargain Purchase

The total fair value of net assets acquired and the gain on bargain purchase as of the Acquisition Date are calculated as follows (in millions):

Net book value of net assets acquired prior to fair value adjustments	$4,062.7
Adjustments for fair value, by applicable balance sheet caption:
Assets:
Deferred acquisition costs	(250.7)
Intangible assets	323.5
Net deferred tax assets	21.5
All other assets	(25.3)
Liabilities:
Transatlantic Senior Notes	(124.4)

Fair value of net assets acquired	4,007.3
Less purchase price	(3,512.4)

Gain on bargain purchase (before all Transaction Costs)	$494.9

Pursuant to the terms of the Merger Agreement, each outstanding stock option to acquire Old Transatlantic common stock was converted into the right to receive a cash payment based on its Black-Scholes value on the Acquisition Date based on assumptions set forth in the Merger Agreement. As of the Acquisition Date, the value of the Old Transatlantic stock options was determined to be $11.1 million, which amount was paid by Alleghany in March 2012.

Pursuant to the terms of the Merger Agreement, each outstanding Old Transatlantic restricted stock unit (including performance-based Old Transatlantic restricted stock units) held by current or former employees or non-employee directors of Old Transatlantic was converted into the right to receive a cash payment in an amount equal to the Per Share Consideration, with the same terms and conditions as were applicable under such restricted stock unit prior to its conversion, that was: (i) deemed notionally invested in the equity of Transatlantic, referred to as “book value units;” (ii) with respect to the Continuing Directors, deemed notionally invested in Common Stock; or (iii) maintained in a cash account while continuing to vest on the existing vesting schedule. As of the Acquisition Date, the value of the Transatlantic restricted stock units was determined to be $49.5 million, of which $1.1 million was paid by Alleghany in the first six months of 2012 with the remainder expected to be paid over the next three years.

Prior to the Acquisition Date, Old Transatlantic established a liability for its stock option and restricted stock awards that was previously accounted for as equity, and this liability is reflected in the net book value of net assets acquired prior to fair value adjustments.

An explanation of the adjustments for fair value is as follows:

•	Deferred acquisition costs - Elimination of Transatlantic’s deferred acquisition costs asset.

•	Intangible assets - Establish fair value of intangible assets related to Transatlantic (see below for further detail).

•	Net deferred tax assets - Adjustment to deferred tax assets, net, related to fair value adjustments. See Note 9.

•	All other assets - Elimination of Transatlantic’s carried goodwill, deferred debt issuance costs, allowance for doubtful accounts and the recording of fair value adjustments to other asset categories.

•	Transatlantic Senior Notes - Adjustments of the Transatlantic Senior Notes to their estimated fair value based on prevailing interest rates and other factors as of the Acquisition Date. See Note 8(b).

The net intangible assets (liabilities) included in “intangible assets” in the table above, and as of June 30, 2012, consist of the following (in millions):

	Amount	Economic Useful Life
Value of business in-force	$291.4	One Year
Loss and LAE reserves	(98.8)	15 years
State and foreign insurance licenses	19.0	Indefinite
Trade name	50.0	Indefinite
Renewal rights	44.0	14 years
Leases	(28.1)	10 years
Gain contingency on dispute previously in arbitration	36.0	As settled
Internally-developed software	10.0	2.5 years

Net intangible assets, before amortization, as of the Acquisition Date	$323.5

Amortization (from the Acquisition Date through June 30, 2012)	$138.3

Net intangible assets, after amortization, as of June 30, 2012	$185.2

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

(d) Financial Results

The following information summarizes the results of Transatlantic since the Acquisition Date that have been included within Alleghany’s Consolidated Statements of Earnings and Comprehensive Income (in millions):

	Three Months Ended June 30, 2012	For the Period from March 6, 2012 to June 30, 2012
Revenues
Net premiums earned	$893.3	$1,136.4
Net investment income	70.7	89.1
Net realized capital gains	6.6	7.1
Other than temporary impairment losses	—	—
Gain on bargain purchase	—	—
Other income	0.6	0.8

Total revenues	971.2	1,233.4

Costs and Expenses
Net loss and loss adjustment expenses	560.8	708.5
Commissions, brokerage and other underwriting expenses	167.0	196.2
Other operating expenses	20.1	25.1
Corporate administration	—	—
Amortization of intangible assets	107.2	138.3
Interest expense	11.0	15.7

Total costs and expenses	866.1	1,083.8

Earnings before income taxes	105.1	149.6
Income taxes	17.9	29.8

Net earnings	$87.2	$119.8

(e) Supplemental Pro forma Information

Transatlantic’s results have been included in Alleghany’s Consolidated Financial Statements from the Acquisition Date to June 30, 2012. The following pro forma financial information for the six months ended June 30, 2012 and 2011 is presented for informational purposes only and is not necessarily indicative of the results that would have occurred had the merger been consummated at the beginning of each period presented, nor is it necessarily indicative of future results. Significant assumptions used to determine pro forma results include amortization of intangible assets related to the merger and the assumption that Alleghany’s acquisition of Transatlantic occurred on January 1 of each of the respective periods. Transaction Costs and gain on bargain purchase that are included in Alleghany’s financial statements have not been included in the unaudited pro forma consolidated information. The table presents unaudited pro forma consolidated information for the six months ended June 30, 2012 and 2011 (in millions, except per share data):

	Pro Forma Six Months Ended June 30,
	2012	2011
Total revenues(1)	$2,573.4	$2,649.2
Net earnings (losses)(1)(2)	231.3	(88.8)
Basic earnings per share	$13.67	$(5.14)

(1)	Among other adjustments, reflects an increase in amortization expense on Transatlantic’s AFS debt securities resulting from the adjustment of amortized cost to their Acquisition Date fair value. Such adjustment reduced the net investment income of Transatlantic.
(2)	Among other adjustments, reflects adjustments to amortization expense on the Transatlantic Senior Notes resulting from the adjustment to their Acquisition Date fair value. Such adjustment reduced the interest expense of Transatlantic. See Note 8(b). Also reflects adjustments to amortization expense associated with intangible assets arising from the merger.

The decrease in pro forma revenues in the first six months of 2012 from the first six months of 2011 reflects a decrease in Transatlantic’s revenues primarily due to lower net premiums earned and lower net investment income, partially offset by an increase in Alleghany’s revenues primarily due to higher net realized capital gains and an increase in net premiums earned.

The increase in pro forma net earnings in the first six months of 2012 from the first six months of 2011 reflects significantly lower catastrophe losses incurred by Transatlantic, and, to a lesser extent, an increase in Alleghany’s net realized capital gains in the first six months of 2012, partially offset by a reduction of Transatlantic’s revenues primarily due to lower net premiums earned and lower investment income.

The pro forma results include Transatlantic’s pre-tax catastrophe losses, net of reinsurance and reinstatement premiums, of $53.7 million and $611.8 million in the first six months of 2012 and 2011, respectively. The $53.7 million of the pre-tax catastrophe losses, net of reinsurance and reinstatement premiums, incurred in the first six months of 2012 were incurred by Old Transatlantic prior to the Acquisition Date and are not included in Alleghany’s GAAP net earnings for the six month period ending June 30, 2012. In addition, Transatlantic recorded pre-tax losses and LAE of $19.0 million in the first six months of 2012 related to the capsizing of the luxury liner, Costa Concordia, off the coast of Italy.

(f) Goodwill and Intangible Assets

The amount of goodwill and intangible assets, net of accumulated amortization expense, reported on Alleghany’s consolidated balance sheets as of June 30, 2012 and December 31, 2011 is as follows (in millions):

	June 30, 2012			December 31, 2011
	Gross Carrying Value(1)	Accumulated Amortization	Net Carrying Value(2)	Gross Carrying Value(1)	Accumulated Amortization	Net Carrying Value(2)
Insurance segment(3) - Goodwill	$48.1	$—	$48.1	$48.1	$—	$48.1
Insurance segment - Intangible assets:
Agency relationships	21.7	7.6	14.1	21.7	7.1	14.6
State insurance licenses	25.8	—	25.8	25.8	—	25.8
Trade name	35.5	—	35.5	35.5	—	35.5
Brokerage and reinsurance relationships	33.8	20.3	13.5	33.8	19.1	14.7
Renewal and distribution rights	24.3	24.0	0.3	24.3	24.0	0.3
Other	4.1	4.1	—	4.1	4.1	—

Total insurance segment intangibles	145.2	56.0	89.2	145.2	54.3	90.9

Total insurance segment goodwill and other intangibles	$193.3	$56.0	$137.3	$193.3	$54.3	$139.0

Reinsurance segment(3) - Intangible assets:
Value of business in-force	$291.4	$144.7	$146.7	$—	$—	$—
Loss and LAE reserves	(98.8)	(7.4)	(91.4)	—	—	—
State and foreign insurance licenses	19.0	—	19.0	—	—	—
Trade name	50.0	—	50.0	—	—	—
Renewal rights	44.0	0.7	43.3	—	—	—
Leases	(28.1)	(0.9)	(27.2)	—	—	—
Gain contingency on dispute previously in arbitration	36.0	—	36.0	—	—	—
Internally-developed software	10.0	1.2	8.8	—	—	—

Total reinsurance segment intangibles	$323.5	$138.3	$185.2	$—	$—	$—

Corporate activities(3)(4) - Goodwill	$34.4	$—	$34.4	$—	$—	$—
Corporate activities(4) - Intangible assets:
Trade name	0.4	—	0.4	—	—	—
Other	0.3	—	0.3	—	—	—

Total corporate activities intangibles	0.7	—	0.7	—	—	—

Total corporate activities goodwill and other intangibles	$35.1	$—	$35.1	$—	$—	$—

Alleghany consolidated goodwill and other intangibles	$551.9	$194.3	$357.6	$193.3	$54.3	$139.0

(1)	See Note 4 of Notes to Consolidated Financial Statements set forth in Item 8 of the 2011 10-K for further detail.
(2)	Goodwill and intangible assets have been reduced by amounts written-down in prior periods. See Note 4(a) of Notes to Consolidated Financial Statements set forth in Item 8 of the 2011 10-K for further detail.
(3)	See Note 13 for further detail regarding Alleghany’s segments of business.
(4)	Represents goodwill and other intangible assets related to the acquisition of Bourn & Koch on April 26, 2012, which was purchased for $55.0 million, including estimated contingent consideration of $8.0 million based on future profitability.

3.	Fair Value of Financial Instruments

The carrying values and estimated fair values of Alleghany’s consolidated financial instruments as of June 30, 2012 and December 31, 2011 were as follows (in millions):

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Investments (excluding equity method investments)(1)	$17,704.6	$17,704.6	$4,670.6	$4,670.6
Liabilities
Senior Notes(2)	$1,819.8	$1,878.3	$299.0	$314.8

(1)	This table includes AFS investments (debt and equity securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method (including Homesite, ORX and other equity method investments) and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8.

Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of June 30, 2012 and December 31, 2011 were as follows (in millions):

	Level 1	Level 2	Level 3	Total
As of June 30, 2012
Equity securities:
Common stock(1)	$1,047.1	$—	$—	$1,047.1
Preferred stock	—	—	—	—

Total equity securities	1,047.1	—	—	1,047.1

Debt securities:
U.S. Government obligations	—	528.6	—	528.6
Municipal bonds	—	6,602.3	—	6,602.3
Foreign government obligations	—	824.2	—	824.2
U.S. corporate bonds	—	3,034.6	6.3	3,040.9
Foreign corporate bonds	—	1,944.9	—	1,944.9
Mortgage and asset-backed securities:
RMBS(2)	—	1,927.8	50.9	1,978.7
CMBS	—	393.5	34.3	427.8
Other asset-backed securities	—	242.8	6.6	249.4

Total debt securities	—	15,498.7	98.1	15,596.8
Short-term investments	—	1,023.1	—	1,023.1
Other invested assets (excluding equity method investments)(3)	—	—	37.6	37.6

Total investments (excluding equity method investments)	$1,047.1	$16,521.8	$135.7	$17,704.6

Senior Notes	$—	$1,878.3	$—	$1,878.3

	Level 1	Level 2	Level 3	Total
As of December 31, 2011
Equity securities:
Common stock(1)	$871.0	$—	$—	$871.0
Preferred stock	—	—	—	—

Total equity securities	871.0	—	—	871.0

Debt securities:
U.S. Government obligations	267.8	—	—	267.8
Municipal bonds	—	1,113.6	—	1,113.6
Foreign government obligations	—	—	—	—
U.S. corporate bonds	—	354.1	—	354.1
Foreign corporate bonds	—	83.5	—	83.5
Mortgage and asset-backed securities:
RMBS(2)	—	497.3	—	497.3
CMBS	—	144.7	—	144.7
Other asset-backed securities	—	218.5	—	218.5

Total debt securities	267.8	2,411.7	—	2,679.5
Short-term investments	54.3	1,042.2	—	1,096.5
Other invested assets (excluding equity method investments)(3)	—	—	23.6	23.6

Total investments (excluding equity method investments)	$1,193.1	$3,453.9	$23.6	$4,670.6

Senior Notes	$—	$314.8	$—	$314.8

(1)	Of the $1,047.1 million and $871.0 million of fair value as of June 30, 2012 and December 31, 2011, respectively, $461.8 million and $573.3 million, respectively, related to certain energy sector businesses.
(2)	Includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(3)	Includes partnership investments accounted for on an AFS basis.

In the three months ended June 30, 2012 there were no transfers in or out of Level 1, Level 2 or Level 3. In the six months ended June 30, 2012, transfers in or out of Level 1, Level 2 or Level 3 consisted of a $267.8 million transfer of U.S. Government obligations out of Level 1 and into Level 2, reflecting a change in Alleghany’s classification practice for U.S. Government obligations, effective January 1, 2012, based on a review of trading activity. In the three and six months ended June 30, 2011, there were no transfers in or out of Level 1, Level 2 or Level 3.

The following tables present reconciliations of the changes during the six months ended June 30, 2012 in Level 3 assets measured at fair value (in millions):

	Debt Securities
			Mortgage and asset-backed
Six Months Ended June 30, 2012	Foreign Government Obligations	U.S. Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
Balance January 1, 2012	$—	$—	$—	$—	$—	$23.6	$23.6
Net realized/unrealized gains (losses) included in:
Net earnings(2)	—	—	2.1	0.7	0.1	(0.2)	2.7
Other comprehensive income	—	—	(2.6)	(1.8)	—	0.5	(3.9)
Purchases(3)	—	6.5	55.1	37.2	6.5	16.7	122.0
Sales	—	(0.2)	—	—	—	(3.0)	(3.2)
Issuances	—	—	—	—	—	—	—
Settlements	—	—	(3.7)	(1.8)	—	—	(5.5)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—

Balance June 30, 2012	$—	$6.3	$50.9	$34.3	$6.6	$37.6	$135.7

(1)	Includes partnership investments accounted for on an AFS basis.
(2)	There were no OTTI losses recorded in net earnings related to level 3 instruments still held as of June 30, 2012.
(3)	Principally consists of Level 3 assets acquired as part of the merger.

Net unrealized losses related to Level 3 investments as of June 30, 2012 and December 31, 2011 were not material.

See Note 1(c) for Alleghany’s accounting policy on fair value.

4.	Investments

(a) Unrealized Gains and Losses

The amortized cost or cost and the fair value of AFS securities as of June 30, 2012 and December 31, 2011 are summarized as follows (in millions):

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2012
Equity securities:
Common stock*	$1,046.3	$71.2	$(70.4)	$1,047.1
Preferred stock	—	—	—	—

Total equity securities	1,046.3	71.2	(70.4)	1,047.1

Debt securities:
U.S. Government obligations	519.7	8.9	—	528.6
Municipal bonds	6,486.6	120.3	(4.6)	6,602.3
Foreign government obligations	814.0	10.2	—	824.2
U.S. corporate bonds	3,020.2	24.9	(4.2)	3,040.9
Foreign corporate bonds	1,927.4	21.3	(3.8)	1,944.9
Mortgage and asset-backed securities:
RMBS	1,943.3	42.6	(7.2)	1,978.7
CMBS	416.5	13.9	(2.6)	427.8
Other asset-backed securities	244.5	4.9	—	249.4

Total debt securities	15,372.2	247.0	(22.4)	15,596.8
Short-term investments	1,023.1	—	—	1,023.1

Total	$17,441.6	$318.2	$(92.8)	$17,667.0

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2011
Equity securities:
Common stock*	$775.8	$121.4	$(26.2)	$871.0
Preferred stock	—	—	—	—

Total equity securities	775.8	121.4	(26.2)	871.0

Debt securities:
U.S. Government obligations	260.6	7.2	—	267.8
Municipal bonds	1,038.2	75.7	(0.3)	1,113.6
Foreign government obligations	—	—	—	—
U.S. corporate bonds	341.8	14.4	(2.1)	354.1
Foreign corporate bonds	81.8	2.2	(0.5)	83.5
Mortgage and asset-backed securities:
RMBS	467.7	31.0	(1.4)	497.3
CMBS	133.5	13.0	(1.8)	144.7
Other asset-backed securities	215.3	3.3	(0.1)	218.5

Total debt securities	2,538.9	146.8	(6.2)	2,679.5
Short-term investments	1,096.5	—	—	1,096.5

Total	$4,411.2	$268.2	$(32.4)	$4,647.0

*	Of the $1,047.1 million and $871.0 million of fair value as of June 30, 2012 and December 31, 2011, respectively, $461.8 million and $573.3 million, respectively, related to certain energy sector businesses.

(b) Contractual Maturity

The amortized cost and estimated fair value of debt securities as of June 30, 2012 by contractual maturity are shown below (in millions). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost or Cost	Fair Value
Short-term investments due in one year or less	$1,023.1	$1,023.1

Mortgage and asset-backed securities*	2,604.3	2,655.9
Debt securities with maturity dates:
One year or less	463.6	464.7
Over one through five years	4,806.2	4,835.0
Over five through ten years	3,650.1	3,735.3
Over ten years	3,848.0	3,905.9

Total debt securities	15,372.2	15,596.8

Equity securities	1,046.3	1,047.1

Total	$17,441.6	$17,667.0

*	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

Net investment income for the three and six months ended June 30, 2012 and 2011 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income	$88.9	$25.5	$130.0	$51.0
Dividend income	4.3	10.5	6.2	20.3
Investment expenses	(5.0)	(1.4)	(7.8)	(3.2)
Equity income (losses) of Homesite	(2.2)	(6.6)	12.4	(7.1)
Equity (losses) of ORX	(1.5)	(1.2)	(3.3)	(2.2)
Other investment income	6.4	1.8	6.6	1.4

Total	$90.9	$28.6	$144.1	$60.2

As of June 30, 2012, non-income producing invested assets were insignificant.

(d) Realized Gains and Losses

The proceeds from sales of AFS securities were $0.7 billion and $0.4 billion for the three months ended June 30, 2012 and 2011, respectively, and $1.3 billion and $0.5 billion in the six months ended June 30, 2012 and 2011, respectively.

Realized capital gains and losses in the six months ended June 30, 2012 and 2011 arose primarily from the sales of equity securities and include $63.1 million of capital gains from the sales of shares of common stock of Exxon Mobil Corporation in January 2012. The amount of gross realized capital gains and gross realized capital losses of AFS securities (primarily equity securities) for the three and six months ended June 30, 2012 and 2011 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross realized gains	$41.0	$7.6	$113.9	$48.5
Gross realized losses	(1.6)	(1.1)	(6.4)	(7.3)

Net realized gains	$39.4	$6.5	$107.5	$41.2

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

(ii)	current views on the equity security, as expressed by either Alleghany’s internal stock analysts and/or by third party stock analysts or rating agencies; and

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

OTTI losses for the six months ended June 30, 2012 reflect $2.9 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings, compared with no OTTI losses in the six months ended June 30, 2011. Upon the ultimate disposition of securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $2.9 million, $1.7 million is related to equity securities (primarily in the energy sector), and $1.2 million is related to debt securities. Of the $2.9 million of impairment losses, $1.1 million was incurred in the second quarter of 2012. The determination that unrealized losses on such securities were other than temporary was primarily based on the duration of the decline in fair value of such security relative to their cost as of the balance sheet date.

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of June 30, 2012 were deemed to be temporary, based on, among other things:

(i)	the duration of time and the relative magnitude to which fair values of these investments has been below cost was not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for twelve months or more as of June 30, 2012);

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

(f) Aging of Gross Unrealized Losses

As of June 30, 2012 and December 31, 2011, gross unrealized investment losses and related fair values for debt securities and equity securities, grouped by length of time in a continuous unrealized loss position, were as follows (in millions):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of June 30, 2012
Debt securities:
U.S. Government obligations	$15.4	$—	$—	$—	$15.4	$—
Municipal bonds	1,759.5	4.4	5.5	0.2	1,765.0	4.6
Foreign government obligations	34.3	—	—	—	34.3	—
U.S. corporate bonds	1,463.4	4.1	6.6	0.1	1,470.0	4.2
Foreign corporate bonds	452.4	3.8	—	—	452.4	3.8
Mortgage and asset-backed securities:
RMBS	110.1	7.0	3.3	0.2	113.4	7.2
CMBS	71.1	1.1	8.5	1.5	79.6	2.6
Other asset-backed securities	29.7	—	0.4	—	30.1	—

Total debt securities	3,935.9	20.4	24.3	2.0	3,960.2	22.4

Equity securities:
Common stock	494.2	70.4	—	—	494.2	70.4
Preferred stock	—	—	—	—	—	—

Total equity securities	494.2	70.4	—	—	494.2	70.4

Total temporarily impaired securities	$4,430.1	$90.8	$24.3	$2.0	$4,454.4	$92.8

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2011
Debt securities:
U.S. Government obligations	$—	$—	$—	$—	$—	$—
Municipal bonds	—	—	6.8	0.3	6.8	0.3
Foreign government obligations	—	—	—	—	—	—
U.S. corporate bonds	47.4	1.8	5.1	0.3	52.5	2.1
Foreign corporate bonds	7.6	0.3	6.1	0.2	13.7	0.5
Mortgage and asset-backed securities:
RMBS	4.2	0.1	18.7	1.3	22.9	1.4
CMBS	7.8	0.3	8.5	1.5	16.3	1.8
Other asset-backed securities	21.4	0.1	0.5	—	21.9	0.1

Total debt securities	88.4	2.6	45.7	3.6	134.1	6.2

Equity securities:
Common stock	275.5	26.2	—	—	275.5	26.2
Preferred stock	—	—	—	—	—	—

Total equity securities	275.5	26.2	—	—	275.5	26.2

Total temporarily impaired securities	$363.9	$28.8	$45.7	$3.6	$409.6	$32.4

As of June 30, 2012, Alleghany held a total of 513 debt and equity securities that were in an unrealized loss position, of which 499 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. Of the debt securities that were in an unrealized loss position, all were RMBS, municipal bonds, U.S. corporate bonds, foreign corporate bonds, and CMBS.

As of June 30, 2012, substantially all of Alleghany’s debt securities were rated investment grade, with approximately 1.0 percent of debt securities having issuer credit ratings that were below investment grade or not rated.

(g) Statutory Deposits

Investments with fair values of $949.0 million as of June 30, 2012, the substantial majority of which were debt and equity securities, were deposited with governmental authorities as required by law.

5.	Reinsurance Ceded

(a) Overview

Alleghany reinsures portions of the risks it underwrites in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines, improve risk-adjusted portfolio returns, and enable Alleghany to increase gross premium writings and risk capacity without requiring additional capital. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, AIHL and Transatlantic would remain liable for such reinsurance portion not paid by their reinsurers.

Reinsurance contracts are typically pro rata treaties, which includes surplus share treaties, and excess-of-loss treaties. Under pro rata reinsurance, Alleghany and its reinsurers share premiums, losses and expenses in an agreed upon proportion. Excess-of-loss reinsurance provides reimbursement to Alleghany for losses in excess of a certain amount up to a predetermined limit in exchange for consideration generally based on a percentage of premiums of the individual policy or policies.

(b) Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverables. Such balances as of June 30, 2012 and December 31, 2011 consist of the following (in millions):

	June 30, 2012	December 31, 2011
Reinsurance recoverables on paid losses	$55.2	$21.0
Ceded outstanding loss and LAE	1,237.7	831.8

Total reinsurance recoverables	$1,292.9	$852.8

Information regarding concentration of Alleghany’s reinsurance recoverables and the ratings profile of its reinsurers as of June 30, 2012 is as follows (dollars in millions):

Reinsurer(1)	Rating(2)	Amount	Percentage
Swiss Reinsurance Company	A+(Superior)	$164.0	12.7%
American International Group, Inc.	A (Excellent)	107.1	8.3
Platinum Underwriters Holdings, Ltd.	A (Excellent)	96.9	7.5
PartnerRe Ltd.	A+(Superior)	90.0	7.0
The Chubb Corporation	A++ (Superior)	76.2	5.9
All other reinsurers(3)		758.7	58.6

Total reinsurance recoverables		$1,292.9	100.0%

Secured reinsurance recoverables(4)		$182.0	14.1%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Approximately 87.4 percent of Alleghany’s reinsurance recoverables balance as of June 30, 2012 was due from reinsurers having an A.M. Best Company financial strength rating of “A” (Excellent) or higher.
(4)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

Alleghany had no allowance for uncollectible reinsurance as of June 30, 2012 or December 31, 2011.

Reinsured loss and LAE ceded included in Alleghany’s consolidated statements of earnings were $97.1 million and $53.3 million for the six months ended June 30, 2012 and 2011, respectively.

(c) Premiums written and earned

The following table indicates property and casualty premiums written and earned for the three and six months ended June 30, 2012 and 2011 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross premiums written – direct	$383.3	$339.4	$652.7	$580.2
Gross premiums written – assumed*	985.7	20.6	1,249.7	30.0
Ceded premiums written*	(145.3)	(115.4)	(244.5)	(199.0)

Net premiums written	$1,223.7	$244.6	$1,657.9	$411.2

Gross premiums earned – direct	$285.9	$265.4	$559.2	$528.8
Gross premiums earned – assumed*	930.0	8.9	1,191.0	16.3
Ceded premiums earned*	(120.0)	(90.4)	(220.1)	(180.3)

Net premiums earned	$1,095.9	$183.9	$1,530.1	$364.8

*	Amounts for the six months ended June 30, 2012 include Transatlantic amounts from the Acquisition Date through June 30, 2012. See Note 2.

(d) Update to Material Reinsurance Contracts

As discussed in the 2011 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk, and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2012. RSUI placed its catastrophe reinsurance program for the 2012-2013 period.

The new reinsurance program provides coverage in three layers for $500.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 60.0 percent co-participation by RSUI (compared with 47.0 percent co-participation under the expired program), in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5.0 percent co-participation by RSUI (the same percent co-participation under the expired program), in excess of $200.0 million. RSUI expanded the new catastrophe reinsurance program to provide a new third layer of coverage of $100 million in excess of $500 million, with no co-participation by RSUI. In addition, RSUI’s property per risk reinsurance program for the 2012-2013 period provides RSUI with coverage for $90.0 million of losses, before a 10.0 percent co-participation by RSUI, in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance.

6.	Liability for Loss and LAE

Activity in liability for loss and LAE in the first six months of 2012 and 2011 is summarized as follows (in millions):

	Six Months Ended June 30,
	2012	2011
Reserves as of January 1	$2,313.0	$2,328.7
Less: reinsurance recoverables(1)	831.8	847.4

Net reserves	1,481.2	1,481.3

Reserves acquired(2)	9,156.1	—

Incurred loss, net of reinsurance, related to:
Current year(3)	915.5	208.1
Prior years	(0.7)	(14.5)

Total incurred loss and LAE, net of reinsurance	914.8	193.6

Paid loss, net of reinsurance, related to:
Current year(3)	798.5	22.6
Prior years	178.2	172.3

Total paid loss and LAE, net of reinsurance	976.7	194.9

Foreign exchange effect(3)	(92.2)	—

Reserves, net of reinsurance recoverables, as of June 30	10,483.2	1,480.0
Reinsurance recoverables as of June 30(1)	1,237.7	844.4

Reserves, gross of reinsurance recoverables, as of June 30	$11,720.9	$2,324.4

(1)	Reinsurance recoverables in this table include only ceded loss reserves.
(2)	Represents the carrying value of Transatlantic’s net reserves acquired in the merger. Gross loss reserves and ceded loss reserves as of the Acquisition Date were $9,627.8 million and $471.7 million, respectively. See Note 2.
(3)	Includes amounts from Transatlantic from the Acquisition Date through June 30, 2012. See Note 2.

The increase in gross loss and LAE reserves in the first six months of 2012 reflects the acquisition of Transatlantic.

7.	Credit Agreement

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

There were no borrowings under the Credit Agreement since its inception through June 30, 2012.

8.	Senior Notes

(a) Alleghany Senior Notes

On June 26, 2012, Alleghany completed a public offering of $400.0 million aggregate principal amount of its 4.95% senior notes due on June 27, 2022 (“2022 Senior Notes”). The 2022 Senior Notes are unsecured and unsubordinated general obligations of Alleghany. Interest is payable semi-annually on June 27 and December 27 of each year. The terms of the 2022 Senior Notes permit redemption prior to their maturity. The indenture under which the 2022 Senior Notes were issued contains covenants that impose conditions on Alleghany’s ability to create liens on, or engage in sales of, the capital stock of AIHL, Transatlantic or RSUI. The 2022 Senior Notes were issued at approximately 99.9 percent of par, resulting in proceeds after underwriting discount, commissions and other expenses of $396.0 million, and an effective yield of approximately 5.05 percent. Approximately $3.6 million of underwriting discount, commissions and other expenses were recorded as deferred charges, which are amortized over the life of the 2022 Senior Notes. Alleghany currently intends to use the net proceeds from the sale of the 2022 Senior Notes for general corporate purposes including, but not limited to, acquisitions, additions to working capital, capital expenditures, investments, contributions of capital to its subsidiaries, and repayment of debt.

On September 20, 2010, Alleghany completed a public offering of $300.0 million aggregate principal amount of its 5.625% senior notes due on September 15, 2020 (“2020 Senior Notes”). The 2020 Senior Notes are unsecured and unsubordinated general obligations of Alleghany. Interest is payable semi-annually. The terms of the 2020 Senior Notes permit redemption prior to their maturity. The indenture under which the Alleghany Senior Notes were issued contains covenants that impose conditions on Alleghany’s ability to create liens on, or engage in sales of, the capital stock of AIHL, Transatlantic or RSUI.

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

9.	Income Taxes

Income tax expense (benefit) consists of the following (in millions):

	Federal	State	Foreign	Total
Six months ended June 30, 2012
Current	$98.8	$1.3	$0.1	$100.2
Deferred	(13.9)	—	—	(13.9)

	$84.9	$1.3	$0.1	$86.3

Six months ended June 30, 2011
Current	$5.6	$0.7	$0.2	$6.5
Deferred	11.3	(0.2)	—	11.1

	$16.9	$0.5	$0.2	$17.6

The effective tax rate for the first six months of 2012 was 11.4 percent, compared with 16.9 percent for the first six months of 2011. The lower effective tax rate in the first six months of 2012 primarily reflects the impact of the non-taxable gain on bargain purchase and, to a lesser extent, the impact of higher tax-exempt interest income generated by Transatlantic from the Acquisition Date through June 30, 2012, partially offset by the impact of higher taxable earnings in the first six months of 2012 and the impact of certain non-deductible Transaction Costs. The gain on bargain purchase resulted in a significant increase in earnings before income taxes without a corresponding increase in income taxes, whereas certain non-deductible Transaction Costs resulted in losses before income taxes without a corresponding decrease in income taxes. As a result of these non-recurring, merger-related items, the effective tax rate for the first six months of 2012 was reduced by a net 10.3 percentage points.

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of June 30, 2012 and December 31, 2011 are as follows (in millions):

	As of June 30, 2012	As of December 31, 2011
Deferred tax assets:
Loss and LAE reserves	$364.4	$58.9
Minimum tax credit carry forward	178.3	—
Compensation accruals	99.2	71.7
Unearned premiums	118.7	28.8
OTTI losses	9.5	10.5
Foreign tax credit carry forward	40.0	—
State net operating loss carry forward	15.2	15.2
Other	62.4	36.2

Gross deferred tax assets before valuation allowance	887.7	221.3
Valuation allowance	(15.2)	(15.2)

Gross deferred tax assets	872.5	206.1

Deferred tax liabilities:
Net unrealized gains on investments	78.4	81.9
Deferred acquisition costs	79.3	25.1
Purchase accounting adjustments	194.5	3.8
Other	20.2	14.3

Gross deferred tax liabilities	372.4	125.1

Net deferred tax assets	$500.1	$81.0

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

Alleghany’s income tax returns are not currently under examination by the Internal Revenue Service. Transatlantic’s income tax returns, which all relate to periods prior to the merger with Alleghany, are not currently under examination by the Internal Revenue Service. The following table lists the tax years of Alleghany and Transatlantic tax returns that remain subject to examination by major tax jurisdiction as of June 30, 2012:

Major Tax Jurisdiction	Open Tax Years
Australia	2007-2011
Canada	2007-2011
France	2009-2011
Japan	2010-2011
Switzerland	2011
United Kingdom	2009-2011
United States	2008-2010

Alleghany believes that, as of June 30, 2012, there were no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There was no liability for interest or penalties accrued as of June 30, 2012.

10.	Regulations and Dividend Restrictions

Alleghany’s reinsurance and insurance operating units are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by them without prior approval of insurance regulatory authorities.

With respect to Transatlantic, its domestic operating subsidiaries could ordinarily pay dividends without regulatory approval based on statutory surplus. However, for a period of 24 months following the Acquisition Date, Transatlantic’s operating subsidiaries are prohibited from paying a dividend to Transatlantic in excess of $200.0 million in any given 12 month period without the prior approval of the New York State Department of Financial Services. From the Acquisition Date through June 30, 2012, TRC declared dividends of $100.0 million payable to Transatlantic.

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

The following is a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2012 and 2011 (in millions, except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net earnings	$109.3	$15.1	$669.4	$86.4
Effect of dilutive securities	0.1	(0.1)	0.4	(0.2)

Income available to common stockholders for diluted earnings per share	$109.4	$15.0	$669.8	$86.2

Weighted average common shares outstanding applicable to basic earnings per share	16,930,548	8,916,620	13,937,909	8,921,950
Effect of dilutive securities	19,789	5,352	27,669	5,168

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	16,950,337	8,921,972	13,965,578	8,927,118

Contingently issuable shares of 41,006 and 42,429 were potentially available during the first six months of 2012 and 2011, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

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

Litigation Related to the Acquisition of Transatlantic

In connection with the merger, Alleghany, Merger Sub and Old Transatlantic, among others, were named as defendants in three putative stockholder class action lawsuits filed by Transatlantic stockholders. Such lawsuits challenged the merger and alleged that Alleghany, Merger Sub and Old Transatlantic aided and abetted an alleged breach of fiduciary duty by Old Transatlantic’s board of directors’ in connection with the merger, among other allegations.

On January 30, 2012, Alleghany and the other defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of these putative stockholder class actions against Alleghany, Merger Sub, Old Transatlantic, Old Transatlantic’s directors, and Allied World Assurance Company Holdings, among others. Pursuant to the terms of the proposed settlement, certain supplemental disclosures were made related to the merger. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to Old Transatlantic’s stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court of Chancery of the State of Delaware will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the merger, the Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law), among other claims. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Court of Chancery of the State of Delaware for an award of attorneys’ fees and expenses to be paid by Old Transatlantic or its successor, which the defendants may oppose. Old Transatlantic or its successor will pay, or cause to be paid, any attorneys’ fees and expenses awarded by the Court of Chancery of the State of Delaware. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court of Chancery of the State of Delaware will approve the settlement even if the parties were to enter into such a stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

Settlement by Transatlantic with American International Group, Inc. (“AIG”)

On January 26, 2012, Transatlantic reached an agreement with AIG to settle and mediate a dispute, previously in arbitration, which arose as a result of losses claimed by Transatlantic from its participation in a securities lending program administered and managed by AIG. On July 20, 2012, in accordance with the agreement between the parties, a mediator awarded Transatlantic a settlement payment of $75.0 million with respect to the securities lending claim. In connection with its accounting for the acquisition of Transatlantic, Alleghany established an asset of $36.0 million, representing an estimate based on the minimum recovery previously agreed to by the parties, net of estimated legal costs. See Note 2. A pre-tax net benefit of approximately $23.5 million resulting from this settlement will be recorded in the third quarter of 2012, representing the portion of the settlement payment above such minimum recovery, net of additional estimated legal costs.

(b) Indemnification Obligations

On July 14, 2005 (the “Closing Date”), Alleghany completed the sale of its world-wide industrial minerals business, World Minerals, Inc. (“World Minerals”), to Imerys USA, Inc. (the “Purchaser”), a wholly-owned subsidiary of Imerys, S.A., pursuant to a Stock Purchase Agreement, dated as of May 19, 2005, by and among the Purchaser, Imerys, S.A. and Alleghany (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Alleghany undertook certain indemnification obligations, including a general indemnification for breaches of representations and warranties set forth in the Stock Purchase Agreement (the “Contract Indemnification”), and a special indemnification (the “Products Liability Indemnification”) related to products liability claims arising from events that occurred during pre-closing periods, including the period of Alleghany ownership (the “Alleghany Period”). Under the terms of the Stock Purchase Agreement, with respect to products liability claims arising in respect of events occurring during the period prior to the Alleghany Period, Alleghany will provide indemnification at a rate of 100.0 percent for the first $100.0 million of losses arising from such claims, and at a rate of 50.0 percent for the next $100.0 million of such losses, so that Alleghany’s maximum indemnification obligation in respect of products liability claims relating to such period of time is $150.0 million. This indemnification obligation will expire on July 31, 2016. With respect to the Alleghany Period, based on its historical experience and other analyses, in July 2005, Alleghany established a $0.6 million reserve in connection with the Products Liability Indemnification for the Alleghany Period. Such reserve was approximately $0.1 million as of June 30, 2012 and $0.2 million as of December 31, 2011. The Stock Purchase Agreement provides that Alleghany has no responsibility for products liability claims arising in respect of events occurring after the Closing Date, and that any products liability claims involving both pre-closing and post-closing periods will be apportioned on an equitable basis.

(c) Leases

Alleghany leases certain facilities, furniture and equipment under long-term lease agreements. In addition, certain land, office space and equipment are leased under non-cancelable operating leases that expire at various dates through 2022.

(d) Asbestos and Environmental Impairment Exposure

Loss and LAE include amounts for risks relating to asbestos-related illnesses and environmental impairment. As of June 30, 2012, such gross and net reserves were $510.3 million and $393.9 million, respectively, of which $496.7 million and $380.4 million, respectively, related to Transatlantic and $13.6 million and $13.5 million, respectively, related to CATA. The reserves carried for such claims, including the IBNR portion, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for asbestos-related and environmental impairment losses, particularly for those occurring in 1985 and prior, which represents the majority of Transatlantic’s asbestos-related illness and environmental impairment reserves. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other reasons. Further, possible changes in statutes, laws, regulations, theories of liability and other factors could have a material effect on these liabilities and, accordingly, future earnings.

(e) Equity Holdings Concentration

As of June 30, 2012 and December 31, 2011, Alleghany had a concentration of market risk in its AFS equity securities portfolio with respect to certain energy sector businesses of $461.8 million and $573.3 million, respectively. Of the $573.3 million, $254.3 million represented Alleghany’s ownership of common stock of Exxon Mobil Corporation. Alleghany subsequently sold all of its holdings in Exxon Mobil Corporation in January of 2012 and recorded a pre-tax gain of $63.1 million in the first six months of 2012.

13.	Segments of Business

(a) Overview

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its business into two reportable segments – reinsurance and insurance. In addition, reinsurance and insurance underwriting activities are evaluated separately from investment and corporate activities. Net realized capital gains and OTTI losses are not considered relevant in evaluating investment performance on an annual basis. Segment accounting policies are described in Note 1.

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

The primary components of “corporate activities” are Alleghany Properties, Alleghany’s investments in Homesite and ORX and strategic investments and other activities at the parent level. As of April 26, 2012, corporate activities also includes the operating results of Bourn & Koch. Corporate activities also includes interest expense associated with the Alleghany Senior Notes, whereas interest expense associated with the Transatlantic Senior Notes is included in “Total Segments”.

(b) Results

Segment results for Alleghany’s two reportable segments and for corporate activities for the three and six months ended June 30, 2012 (which include Transatlantic from the Acquisition Date through June 30, 2012) and June 30, 2011 are shown in the tables below:

	Reinsurance Segment			Insurance Segment
Three Months Ended June 30, 2012	Property	Casualty & Other(1)	Total	RSUI	CATA	PCC	Total	Total Segments	Corporate Activities(2)	Consolidated
	(in millions)
Gross premiums written	$307.8	$656.5	$964.3	$365.2	$41.7	$3.6	$410.5	$1,374.8	$(5.8)	$1,369.0
Net premiums written	296.9	646.0	942.9	237.7	39.4	3.7	280.8	1,223.7	—	1,223.7
Net premiums earned	$272.8	$620.5	$893.3	$163.9	$35.6	$3.1	$202.6	$1,095.9	$—	$1,095.9
Net loss and LAE	94.0	466.8	560.8	91.7	25.4	3.0	120.1	680.9	—	680.9
Commissions, brokerage and other underwriting expenses	57.6	109.4	167.0	45.8	19.6	6.7	72.1	239.1	—	239.1

Underwriting profit (loss)(3)	$121.2	$44.3	$165.5	$26.4	$(9.4)	$(6.6)	$10.4	175.9	—	175.9

Net investment income								95.3	(4.4)	90.9
Net realized capital gains								39.4	—	39.4
OTTI losses								(1.1)	—	(1.1)
Gain on bargain purchase								—	—	—
Other income								0.7	8.6	9.3
Other operating expenses								23.7	11.1	34.8
Corporate administration								—	11.1	11.1
Amortization of intangible assets								108.1	—	108.1
Interest expense								11.1	4.7	15.8

Earnings before income taxes								$167.3	$(22.7)	$144.6

	Reinsurance Segment			Insurance Segment
Three Months Ended June 30, 2011	Property	Casualty & Other(1)	Total	RSUI	CATA	PCC	Total	Total Segments	Corporate Activities	Consolidated
	(in millions)
Gross premiums written	$—	$—	$—	$320.7	$38.6	$0.7	$360.0	$360.0	$—	$360.0
Net premiums written	—	—	—	206.6	36.2	1.8	244.6	244.6	—	244.6
Net premiums earned	$—	$—	$—	$144.4	$37.9	$1.6	$183.9	$183.9	$—	$183.9
Net loss and LAE	—	—	—	84.0	22.5	16.1	122.6	122.6	—	122.6
Commissions, brokerage and other underwriting expenses	—	—	—	40.9	17.1	6.1	64.1	64.1	—	64.1

Underwriting profit (loss)(3)	$—	$—	$—	$19.5	$(1.7)	$(20.6)	$(2.8)	(2.8)	—	(2.8)

Net investment income								31.0	(2.4)	28.6
Net realized capital gains								6.5	—	6.5
OTTI losses								—	—	—
Gain on bargain purchase								—	—	—
Other income								0.1	0.1	0.2
Other operating expenses								6.5	1.4	7.9
Corporate administration								—	5.0	5.0
Amortization of intangible assets								0.8	—	0.8
Interest expense								—	4.3	4.3

Earnings before income taxes								$27.5	$(13.0)	$14.5

	Reinsurance Segment			Insurance Segment
Six Months Ended June 30, 2012	Property	Casualty & Other(1)	Total	RSUI	CATA	PCC	Total	Total Segments	Corporate Activities(2)	Consolidated
	(in millions)
Gross premiums written	$378.9	$831.5	$1,210.4	$612.5	$80.2	$6.3	$699.0	$1,909.4	$(7.0)	$1,902.4
Net premiums written	360.6	818.6	1,179.2	396.6	75.7	6.4	478.7	1,657.9	—	1,657.9
Net premiums earned	$338.9	$797.5	$1,136.4	$317.8	$70.3	$5.6	$393.7	$1,530.1	$—	$1,530.1
Net loss and LAE	111.8	596.7	708.5	156.8	43.9	5.6	206.3	914.8	—	914.8
Commissions, brokerage and other underwriting expenses	65.7	130.5	196.2	90.6	38.9	13.4	142.9	339.1	—	339.1

Underwriting profit (loss)(3)	$161.4	$70.3	$231.7	$70.4	$(12.5)	$(13.4)	$44.5	276.2	—	276.2

Net investment income								136.0	8.1	144.1
Net realized capital gains								68.8	38.7	107.5
OTTI losses								(2.9)	—	(2.9)
Gain on bargain purchase								—	494.9	494.9
Other income								1.0	8.6	9.6
Other operating expenses								37.5	13.0	50.5
Corporate administration								—	58.4	58.4
Amortization of intangible assets								140.0	—	140.0
Interest expense								15.8	9.0	24.8

Earnings before income taxes								$285.8	$469.9	$755.7

	Reinsurance Segment			Insurance Segment
Six Months Ended June 30, 2011	Property	Casualty & Other(1)	Total	RSUI	CATA	PCC	Total	Total Segments	Corporate Activities	Consolidated
	(in millions)
Gross premiums written	$—	$—	$—	$532.9	$76.2	$1.1	$610.2	$610.2	$—	$610.2
Net premiums written	—	—	—	337.4	71.6	2.2	411.2	411.2	—	411.2
Net premiums earned	$—	$—	$—	$286.0	$77.1	$1.7	$364.8	$364.8	$—	$364.8
Net loss and LAE	—	—	—	135.2	41.6	16.8	193.6	193.6	—	193.6
Commissions, brokerage and other underwriting expenses	—	—	—	82.3	36.5	11.8	130.6	130.6	—	130.6

Underwriting profit (loss)(3)	$—	$—	$—	$68.5	$(1.0)	$(26.9)	$40.6	40.6	—	40.6

Net investment income								61.2	(1.0)	60.2
Net realized capital gains								41.2	—	41.2
OTTI losses								—	—	—
Gain on bargain purchase								—	—	—
Other income								0.3	0.8	1.1
Other operating expenses								15.6	1.8	17.4
Corporate administration								—	11.4	11.4
Amortization of intangible assets								1.6	—	1.6
Interest expense								—	8.7	8.7

Earnings before income taxes								$126.1	$(22.1)	$104.0

(1)	Casualty & other primarily consists of assumed: D&O liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Includes elimination of minor reinsurance activity between segments.
(3)

Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit, enhances the understanding of its segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

(c) Foreign operations

Approximately half of the premiums earned by Transatlantic’s operations, which constitute the reinsurance segment, are generated by offices located in Canada, Europe, Asia, Australia, Africa and those serving Latin America and the Caribbean. Although the majority of the premiums earned by these offices typically relate to the regions where they are located, a significant portion may be derived from other regions of the world, including the United States. In addition, although a significant portion of the assets and liabilities of these foreign offices generally relate to the countries where ceding companies and reinsurers are located, most investments are located in the country of domicile of these offices.

Information associated with Alleghany’s foreign operations which relates to its reinsurance segment is as follows:

•	Foreign gross premiums written for the second quarter of 2012 and from the Acquisition Date through June 30, 2012 were $478.5 million and $602.4 million, respectively.

•

Foreign net premiums earned for the second quarter of 2012 and from the Acquisition Date through June 30, 2012 were $445.3 million and $567.3 million, respectively. The foreign country in which Alleghany generates the largest amount of premium revenues is the United Kingdom. Net premiums earned by the London office for the second quarter of 2012 and from the Acquisition Date through June 30, 2012 were $168.0 million and $216.8 million, respectively.

(d) Identifiable assets

As of June 30, 2012, the identifiable assets of the reinsurance segment, insurance segment and corporate activities were $16.2 billion, $5.2 billion and $1.0 billion, respectively.

(e) Concentration

From the Acquisition Date through June 30, 2012, three large international brokers accounted for approximately 24 percent, 20 percent and 11 percent of gross premiums written in the reinsurance segment.

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

•	“PCC” are to our subsidiary Pacific Compensation Corporation,

•	“Alleghany Properties” are to our subsidiary Alleghany Properties Holdings LLC and its subsidiaries, and

•	“Bourn & Koch” are to our majority-owned subsidiary BKH Holdings, Inc., and its wholly-owned subsidiary Bourn & Koch, Inc.

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

•	the uncertain nature of damage theories and loss amounts;

•	the reliance by our reinsurance operating units on a limited number of brokers;

•	increases in the levels of risk retention by our reinsurance and insurance operating units;

•	the loss of key personnel;

•	fluctuation in foreign currency exchange rates;

•	risks associated with our failure to comply with the restrictive covenants contained in the agreements governing our indebtedness;

•	risks associated with our ability to make payments on, or repay or refinance, our debt;

•	risks associated with our ability to successfully integrate Transatlantic’s operations and employees; and

•	risks inherent in international operations.

Additional risks and uncertainties include general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession; changes in costs; variations in political, economic or other factors; risks relating to conducting operations in a competitive environment; effects of acquisition and disposition activities, inflation rates, or recessionary or expansive trends; changes in interest rates; extended labor disruptions, civil unrest, or other external factors over which we have no control; and changes in our plans, strategies, objectives, expectations, or intentions, which may happen at any time at our discretion. As a consequence, current plans, anticipated actions, and future financial condition and results may differ from those expressed in any forward-looking statements made by us or on our behalf. See Part II, Item 1A of this Form 10-Q for a more detailed discussion of these risks and uncertainties.

Critical Accounting Estimates

This discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP.” The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that directly affect our reported financial condition and operating performance. More specifically, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from reported results to the extent that estimates and assumptions prove to be inaccurate.

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

Although we are unable at this time to determine whether additional reserves, which could have a material impact upon our financial condition, results of operations, and cash flows, may be necessary in the future, we believe that the reserves for unpaid loss and LAE established by our reinsurance and insurance operating units are adequate as of June 30, 2012.

Methodologies and Assumptions. We use a variety of techniques that employ significant judgments and assumptions to establish the liabilities for unpaid loss and LAE recorded at the balance sheet date. These techniques include detailed statistical analyses of past claim reporting, settlement activity, claim frequency, internal loss experience, changes in pricing or coverages and severity data when sufficient information exists to lend statistical credibility to the analyses. More subjective techniques are used when statistical data is insufficient or unavailable. These liabilities also reflect implicit or explicit assumptions regarding the potential effects of future inflation, judicial decisions, changes in laws and recent trends in such factors, as well as a number of actuarial assumptions that vary across our reinsurance and insurance operating units and across lines of business. This data is analyzed by line of business, coverage, accident year or underwriting year and reinsurance contract type, as appropriate.

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

Prior Year Development. Our reinsurance and insurance operating units continually evaluate the potential for changes, both positive and negative, in their estimates of their loss and LAE liabilities and use the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for unpaid loss and LAE established in prior years, these liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. We adjusted our prior year loss and LAE reserve estimate during the three and six months ended June 30, 2012 and 2011 based on current information that differed from previous assumptions made at the time such loss and LAE reserves were previously estimated (see the consolidated results of operations for further detail).

Asbestos and Environmental Impairment Reserves. Loss and LAE include amounts for risks relating to asbestos-related illnesses and environmental impairment. See Note 12(d) to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for further information.

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

We hold our equity and debt securities as available-for-sale, or “AFS,” and as such, these securities are recorded at fair value. We continually monitor the difference between cost and the estimated fair value of our investments, which involves uncertainty as to whether declines in value are temporary in nature. The analysis of any individual security’s decline in value is performed in its functional currency. If the decline of a particular investment is deemed temporary, we record the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, we write our cost- or amortized cost-basis down to the fair value of the investment and record an OTTI loss on our statement of earnings, regardless of whether we continue to hold the security. In addition, any portion of such decline that relates to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income, rather than charged against earnings.

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

(ii)	current views on the equity security, as expressed by either our internal stock analysts and/or by third party stock analysts or rating agencies; and

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

Our consolidated balance sheet as of June 30, 2012 includes goodwill of $82.5 million related to RSUI, CATA and Bourn & Koch, and intangible assets, net of amortization, of $275.1 million, related to Transatlantic, RSUI, CATA and Bourn & Koch. See Note 1(i), Note 1(q) and Note 2 to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for additional information on our goodwill and other intangible assets.

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

In addition to the policies described above which contain critical accounting estimates, our other accounting policies are described in Note 1 to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q. The accounting policies described in Note 1 require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities that do not meet the level of materiality required for a determination that the accounting policy includes critical accounting estimates. On an ongoing basis, we evaluate our estimates, including those related to the value of deferred acquisition costs, incentive compensation, income taxes, pension benefits and contingencies and litigation. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

Comment on Non-GAAP Financial Measures

Throughout this Form 10-Q, our results of operations have been presented in the way that we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use financial information in evaluating the performance of Alleghany. This presentation includes the use of underwriting profit, which is a “non-GAAP financial measure,” as such term is defined in Item 10(e) of Regulation S-K promulgated by the Securities and Exchange Commission. Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets and interest expense. We consistently use underwriting profit as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of our segments and believe that underwriting profit provides useful additional information to investors because it highlights net earnings attributable to a segment’s underwriting performance. Earnings before income taxes may show a profit despite an underlying underwriting loss, and when underwriting losses persist over extended periods, a reinsurance or insurance company’s ability to continue as an ongoing concern may be at risk. However, underwriting profit is not meant to be considered in isolation or as a substitute for earnings before income taxes or any other measures of operating performance prepared in accordance with GAAP.

A reconciliation of underwriting profit to earnings before income taxes is presented within “Consolidated Results of Operations.”

Merger with Transatlantic

On November 20, 2011, we entered into an Agreement and Plan of Merger, or the “Merger Agreement,” with our wholly-owned subsidiary, Shoreline Merger Sub, LLC (subsequently converted into a corporation), or “Merger Sub,” and Transatlantic Holdings, Inc., or “Old Transatlantic.” On March 6, 2012, or the “Acquisition Date,” Old Transatlantic was merged with (the “merger”) and into Merger Sub, which was renamed “Transatlantic Holdings, Inc.,” and became our wholly-owned subsidiary.

Pursuant to the terms of the Merger Agreement, on the Acquisition Date, former stockholders of Old Transatlantic were entitled to receive, in exchange for each share of Old Transatlantic common stock held, either shares of our common stock or cash consideration with a value equal to approximately $61.14. In total, we paid to the former stockholders of Old Transatlantic consideration of approximately $3.5 billion, consisting of cash consideration of $816.0 million and stock consideration of 8,360,959 shares of our common stock.

Following the Acquisition Date, our board of directors consisted of all 11 members from our pre-merger board of directors and three additional members who had served on the board of directors of Old Transatlantic. See Note 2 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for further detail on the merger.

Consolidated Results of Operations

Overview

We are primarily engaged, through Transatlantic and its subsidiaries, in the property and casualty reinsurance business, and through AIHL and its subsidiaries, in the property and casualty insurance business. We refer to these businesses as our reinsurance segment and insurance segment, respectively, and we collectively refer to them as our segments. We also own and manage land in the Sacramento, California region through our subsidiary Alleghany Properties and seek out strategic investments and conduct other activities at the parent level. Primarily through our wholly-owned subsidiary, Alleghany Capital Partners, we manage our public equity investments, including those held by our reinsurance and insurance operating units, as well as conduct equity investment and non-insurance acquisition research. Strategic investments currently include, among others, an approximately 33 percent stake in Homesite, a national, full-service, mono-line provider of homeowners insurance, and an approximately 38 percent stake in ORX, a regional gas and oil exploration and production company. On April 26, 2012, our majority-owned subsidiary BKH Holdings, Inc. acquired Bourn & Koch, Inc., a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois. Our primary sources of revenues and earnings are our reinsurance and insurance operations and investments.

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

The profitability of our reinsurance and insurance operating units is also impacted by competition generally and price competition in particular. Historically, the performance of the property and casualty reinsurance and insurance industries has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity followed by periods of high premium rates and shortages of underwriting capacity. Although an individual insurance or reinsurance company’s performance is dependent on its own specific business characteristics, the profitability of most property and casualty reinsurance and insurance companies tends to follow this cyclical market pattern. The property and casualty reinsurance industry has also been highly competitive in recent years, although, following the significant catastrophe events in 2010 and 2011, property catastrophe rates improved in the first six months of 2012. Although terms and conditions for casualty reinsurance lines largely remained stable in the first six months of 2012, rate movements were generally mixed, with some lines improving and others experiencing downward pressure. In the past few years, our insurance operating units have faced increasing competition as a result of an increased flow of capital into the insurance industry, with both new entrants and existing insurers seeking to gain market share. This resulted in decreased premium rates and less favorable contract terms and conditions. In particular, RSUI and CATA’s specialty lines of business increasingly encountered competition from the standard market. Although the property and casualty insurance market continues to be competitive, some improvement in market conditions has occurred in the first six months of 2012, particularly in property insurance and workers’ compensation pricing. As part of their overall risk and capacity management strategy, our reinsurance and insurance operating units purchase reinsurance for certain amounts of risk underwritten by them, especially catastrophe risks. The reinsurance programs purchased by our reinsurance and insurance operating units are generally subject to annual renewal. Market conditions beyond the control of our reinsurance and insurance operating units determine the availability and cost of the reinsurance protection they purchase, which may affect the level of business written and thus their profitability.

As of June 30, 2012, we had consolidated total investments of approximately $18.1 billion, of which $15.6 billion was invested in debt securities, $1.1 billion was invested in equity securities, $1.0 billion was invested in short-term investments and $0.4 billion was invested in other invested assets. Net realized capital gains, OTTI losses and net investment income related to such investment assets are subject to market conditions and management investment decisions and as a result can have a significant impact on our results. For example, net realized capital gains were $107.5 million in the first six months of 2012, compared with $41.2 million in the first six months of 2011.

The following table summarizes our consolidated revenues, costs and expenses and earnings (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Net premiums earned	$1,095.9	$183.9	$1,530.1	$364.8
Net investment income	90.9	28.6	144.1	60.2
Net realized capital gains	39.4	6.5	107.5	41.2
Other than temporary impairment losses	(1.1)	—	(2.9)	—
Gain on bargain purchase	—	—	494.9	—
Other income	9.3	0.2	9.6	1.1

Total revenues	1,234.4	219.2	2,283.3	467.3

Costs and Expenses
Net loss and loss adjustment expenses	680.9	122.6	914.8	193.6
Commissions, brokerage and other underwriting expenses	239.1	64.1	339.1	130.6
Other operating expenses	34.8	7.9	50.5	17.4
Corporate administration	11.1	5.0	58.4	11.4
Amortization of intangible assets	108.1	0.8	140.0	1.6
Interest expense	15.8	4.3	24.8	8.7

Total costs and expenses	1,089.8	204.7	1,527.6	363.3

Earnings before income taxes	144.6	14.5	755.7	104.0
Income taxes	35.3	(0.6)	86.3	17.6

Net earnings	$109.3	$15.1	$669.4	$86.4

Revenues:
Total reinsurance and insurance segments	$1,230.2	$221.5	$1,733.0	$467.5
Corporate activities*	4.2	(2.3)	550.3	(0.2)
Earnings before income taxes:
Total reinsurance and insurance segments	$167.3	$27.5	$285.8	$126.1
Corporate activities*	(22.7)	(13.0)	469.9	(22.1)

*	Consist of Alleghany Properties, our investments in Homesite and ORX and corporate activities at the parent level, including the gain on bargain purchase in connection with the merger and due diligence, legal, investment banking and other merger-related costs, or “Transaction Costs.” As of April 26, 2012, corporate activities also includes the operating results of Bourn & Koch. Corporate activities also includes interest expense associated with the Alleghany Senior Notes (as defined below), whereas interest expense associated with the Transatlantic Senior Notes (as defined below) is included in “Total Segments.”

Our earnings before income taxes in the second quarter of 2012 increased from the second quarter of 2011, primarily reflecting the impact of the merger and higher net realized capital gains. The impact of the merger included increases in net premiums earned and net investment income, which were partially offset by an increase in net loss and LAE, commissions, brokerage and other underwriting expenses and amortization of intangible assets.

Our earnings before income taxes in the first six months of 2012 increased from the first six months of 2011, primarily reflecting the impact from the Acquisition Date through June 30, 2012 of the merger, including the gain on bargain purchase and increases in net premiums earned and net investment income, which were partially offset by an increase in net loss and LAE, commissions, brokerage and other underwriting expenses, corporate administration and amortization of intangible assets. The gain on bargain purchase reflects the excess of the fair value of the net assets of Transatlantic we acquired over the purchase price we paid for such assets. Net realized capital gains in the first six months of 2012 include a $63.1 million gain from the sale of our holdings of Exxon Mobil Corporation common stock in January 2012. The increase in corporate administration expense primarily reflects the impact of Transaction Costs of $33.8 million in the first six months of 2012 in connection with the merger. See Note 2 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for further discussion of the merger and the related gain on bargain purchase and Transaction Costs.

The effective tax rate for the first six months of 2012 was 11.4 percent, compared with 16.9 percent for the first six months of 2011. The lower effective tax rate in the first six months of 2012 primarily reflects the impact of the non-taxable gain on bargain purchase and, to a lesser extent, the impact of higher tax-exempt interest income generated by Transatlantic from the Acquisition Date through June 30, 2012, partially offset by the impact of higher taxable earnings in the first six months of 2012 and the impact of certain non-deductible Transaction Costs. The gain on bargain purchase resulted in a significant increase in earnings before income taxes without a corresponding increase in income taxes, whereas certain non-deductible Transaction Costs resulted in losses before income taxes without a corresponding decrease in income taxes. As a result of these non-recurring, merger-related items, the effective tax rate for the first six months of 2012 was reduced by a net 10.3 percentage points.

Total Reinsurance and Insurance Segment Results

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Reinsurance	Insurance	Total(1)	Reinsurance	Insurance	Total(1)
	(in millions, except ratios)
Gross premiums written	$964.3	$410.5	$1,374.8	$—	$360.0	$360.0
Net premiums written	942.9	280.8	1,223.7	—	244.6	244.6
Net premiums earned	$893.3	$202.6	$1,095.9	$—	$183.9	$183.9
Net loss and LAE	560.8	120.1	680.9	—	122.6	122.6
Commissions, brokerage and other underwriting expenses	167.0	72.1	239.1	—	64.1	64.1

Underwriting profit (loss)(2)	$165.5	$10.4	175.9	$—	$(2.8)	(2.8)

Net investment income			95.3			31.0
Net realized capital gains			39.4			6.5
OTTI losses			(1.1)			—
Gain on bargain purchase			—			—
Other income			0.7			0.1
Other operating expenses			23.7			6.5
Corporate administration			—			—
Amortization of intangible assets			108.1			0.8
Interest expense			11.1			—

Earnings before income taxes			$167.3			$27.5

Loss ratio(3)	62.8%	59.3%	62.1%	—	66.7%	66.7%
Expense ratio(4)	18.7%	35.6%	21.8%	—	34.9%	34.9%

Combined ratio(5)	81.5%	94.9%	83.9%	—	101.6%	101.6%

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Reinsurance	Insurance	Total(1)	Reinsurance	Insurance	Total(1)
	(in millions, except ratios)
Gross premiums written	$1,210.4	$699.0	$1,909.4	$—	$610.2	$610.2
Net premiums written	1,179.2	478.7	1,657.9	—	411.2	411.2
Net premiums earned	$1,136.4	$393.7	$1,530.1	$—	$364.8	$364.8
Net loss and LAE	708.5	206.3	914.8	—	193.6	193.6
Commissions, brokerage and other underwriting expenses	196.2	142.9	339.1	—	130.6	130.6

Underwriting profit(2)	$231.7	$44.5	276.2	$—	$40.6	40.6

Net investment income			136.0			61.2
Net realized capital gains			68.8			41.2
OTTI losses			(2.9)			—
Gain on bargain purchase			—			—
Other income			1.0			0.3
Other operating expenses			37.5			15.6
Corporate administration			—			—
Amortization of intangible assets			140.0			1.6
Interest expense			15.8			—

Earnings before income taxes			$285.8			$126.1

Loss ratio(3)	62.3%	52.4%	59.8%	—	53.1%	53.1%
Expense ratio(4)	17.3%	36.3%	22.2%	—	35.8%	35.8%

Combined ratio(5)	79.6%	88.7%	82.0%	—	88.9%	88.9%

(1)	Excludes elimination of minor reinsurance activity between segments (which is reported in corporate activities).
(2)

Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses or amortization of intangible assets. Underwriting profit is a non-GAAP financial measure and does not replace net earnings determined in accordance with GAAP as a measure of profitability (see “Comment on Non-GAAP Financial Measures”).
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

Earnings before income taxes for our reinsurance and insurance segments in the second quarter and first six months of 2012 increased from the corresponding 2011 periods, primarily reflecting the impact of the merger and higher net realized capital gains. The impact of the merger included increases in net premiums earned and net investment income, which were partially offset by an increase in net loss and LAE, commissions, brokerage and other underwriting expenses and amortization of intangible assets.

Reinsurance Segment Underwriting Results

The reinsurance segment is comprised of Transatlantic’s property and casualty operations. The underwriting results of the reinsurance segment are presented below, commencing on the Acquisition Date. See Note 2 to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q.

Reinsurance Segment Underwriting Results

	Property	Casualty & Other(1)	Total
	(in millions, except ratios)
Three Months Ended June 30, 2012
Gross premiums written	$307.8	$656.5	$964.3
Net premiums written	296.9	646.0	942.9
Net premiums earned	$272.8	$620.5	$893.3
Net loss and LAE	94.0	466.8	560.8
Commissions, brokerage and other underwriting expenses	57.6	109.4	167.0

Underwriting profit(2)	$121.2	$44.3	$165.5

Loss ratio(3)	34.5%	75.2%	62.8%
Expense ratio(4)	21.1%	17.6%	18.7%

Combined ratio(5)	55.6%	92.8%	81.5%

	Property	Casualty & Other(1)	Total
	(in millions, except ratios)
Six Months Ended June 30, 2012
Gross premiums written	$378.9	$831.5	$1,210.4
Net premiums written	360.6	818.6	1,179.2
Net premiums earned	$338.9	$797.5	$1,136.4
Net loss and LAE	111.8	596.7	708.5
Commissions, brokerage and other underwriting expenses	65.7	130.5	196.2

Underwriting profit(2)	$161.4	$70.3	$231.7

Loss ratio(3)	33.0%	74.8%	62.3%
Expense ratio(4)	19.4%	16.4%	17.3%

Combined ratio(5)	52.4%	91.2%	79.6%

(1)	Primarily consists of assumed: D&O liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)

Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses or amortization of intangible assets. Underwriting profit is a non-GAAP financial measure and does not replace net earnings determined in accordance with GAAP as a measure of profitability (see “Comment on Non-GAAP Financial Measures”).
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

Reinsurance Segment – Property. For the second quarter of 2012 and for the period from the Acquisition Date through June 30, 2012, Transatlantic’s property underwriting profit was $121.2 million and $161.4 million, respectively, primarily reflecting the absence of catastrophe losses.

Reinsurance Segment – Casualty & Other. For the second quarter of 2012 and for the period from the Acquisition Date through June 30, 2012, Transatlantic’s casualty & other underwriting profit was $44.3 million and $70.3 million, respectively, primarily reflecting the general absence of large losses.

For both the property and the casualty & other lines of business, the expense ratio for the second quarter 2012 and for the period from the Acquisition Date through June 30, 2012 was favorably impacted as a result of applying the acquisition method of accounting for the merger because deferred acquisition costs were written off at the Acquisition Date. We expect that the expense ratio in subsequent quarters will gradually increase until all unearned premiums as of the Acquisition Date are fully earned. As the proportion of premiums earned related to premiums written after the Acquisition Date compared with premiums earned related to premiums written before the Acquisition Date increases, we expect that overall commission and brokerage expense as a percentage of premiums earned (a component of the expense ratio) for the reinsurance segment will also increase. Excluding the impact of applying the acquisition method of accounting, the expense ratio for the reinsurance segment was estimated to be approximately 29 percent for both the second quarter of 2012 and for the period from the Acquisition Date through June 30, 2012.

Insurance Segment Underwriting Results

The insurance segment is comprised of AIHL’s RSUI, CATA and PCC operating units. RSUI also writes a modest amount of business on an assumed basis, which is included in the insurance segment. The underwriting results of the insurance segment are presented below.

Insurance Segment Underwriting Results

	RSUI	CATA	PCC	Total
	(in millions, except ratios)
Three Months Ended June 30, 2012
Gross premiums written	$365.2	$41.7	$3.6	$410.5
Net premiums written	237.7	39.4	3.7	280.8
Net premiums earned	$163.9	$35.6	$3.1	$202.6
Net loss and LAE	91.7	25.4	3.0	120.1
Commissions, brokerage and other underwriting expenses	45.8	19.6	6.7	72.1

Underwriting profit (loss)(1)	$26.4	$(9.4)	$(6.6)	$10.4

Loss ratio(2)	55.9%	71.3%	97.1%	59.3%
Expense ratio(3)	27.9%	55.1%	215.8%	35.6%

Combined ratio(4)	83.8%	126.4%	312.9%	94.9%

Three Months Ended June 30, 2011
Gross premiums written	$320.7	$38.6	$0.7	$360.0
Net premiums written	206.6	36.2	1.8	244.6
Net premiums earned	$144.4	$37.9	$1.6	$183.9
Net loss and LAE	84.0	22.5	16.1	122.6
Commissions, brokerage and other underwriting expenses	40.9	17.1	6.1	64.1

Underwriting profit (loss)(1)	$19.5	$(1.7)	$(20.6)	$(2.8)

Loss ratio(2)	58.2%	59.5%	1,006.1%	66.7%
Expense ratio(3)	28.3%	45.1%	386.6%	34.9%

Combined ratio(4)	86.5%	104.6%	1,392.7%	101.6%

	RSUI	CATA	PCC	Total
	(in millions, except ratios)
Six Months Ended June 30, 2012
Gross premiums written	$612.5	$80.2	$6.3	$699.0
Net premiums written	396.6	75.7	6.4	478.7
Net premiums earned	$317.8	$70.3	$5.6	$393.7
Net loss and LAE	156.8	43.9	5.6	206.3
Commissions, brokerage and other underwriting expenses	90.6	38.9	13.4	142.9

Underwriting profit (loss)(1)	$70.4	$(12.5)	$(13.4)	$44.5

Loss ratio(2)	49.3%	62.6%	99.4%	52.4%
Expense ratio(3)	28.5%	55.2%	239.1%	36.3%

Combined ratio(4)	77.8%	117.8%	338.5%	88.7%

Six Months Ended June 30, 2011
Gross premiums written	$532.9	$76.2	$1.1	$610.2
Net premiums written	337.4	71.6	2.2	411.2
Net premiums earned	$286.0	$77.1	$1.7	$364.8
Net loss and LAE	135.2	41.6	16.8	193.6
Commissions, brokerage and other underwriting expenses	82.3	36.5	11.8	130.6

Underwriting profit (loss)(1)	$68.5	$(1.0)	$(26.9)	$40.6

Loss ratio(2)	47.3%	53.9%	992.3%	53.1%
Expense ratio(3)	28.8%	47.4%	697.2%	35.8%

Combined ratio(4)	76.1%	101.3%	1,689.5%	88.9%

(1)	Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses or amortization of intangible assets. Underwriting profit is a non-GAAP financial measure and does not replace net earnings determined in accordance with GAAP as a measure of profitability (see “Comment on Non-GAAP Financial Measures”).
(2)	Net loss and LAE divided by net premiums earned, all as determined in accordance with GAAP.
(3)	Commission, brokerage and other underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.
(4)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on net loss and LAE, and commission, brokerage and other underwriting expenses.

RSUI. Gross premiums written increased by 13.9 percent and 14.9 percent, respectively, in the second quarter and the first six months of 2012 from the corresponding 2011 periods, primarily reflecting improved market conditions in all lines of business, particularly property. The increase in net premiums earned in the second quarter and the first six months of 2012, compared with the corresponding 2011 periods, primarily reflects an increase in gross premiums written in recent quarters.

The increase in net loss and LAE in the second quarter and first six months of 2012 from the corresponding 2011 periods primarily reflects the impact of increases in net premiums earned, partially offset by slightly lower catastrophe losses. Catastrophe losses, net of reinsurance and reinstatement premiums, were $22.3 million in the second quarter of 2012, compared with $23.6 million in the second quarter of 2011, and were $23.5 million in the first six months of 2012, compared with $26.4 million in the first six months of 2011. Catastrophe losses in the second quarter and first six months of 2012 primarily reflect net losses from severe weather in 2012 and adverse development from prior year catastrophes, primarily from a $9.7 million loss recorded in the second quarter of 2012 related to Hurricane Ike in 2008. Catastrophe losses in the second quarter and first six months of 2011 primarily reflect net losses from severe weather, particularly tornados, in the southeastern and midwestern United States during the period.

Net loss and LAE for the second quarter of 2012 reflect an $11.9 million release of prior accident year casualty loss reserves, compared with a $12.1 million release during the second quarter of 2011. The $11.9 million release of prior year reserves relates primarily to umbrella/excess liability, general liability and professional liability lines of business primarily for the 2005 through 2008 accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. The $12.1 million release of prior year reserves in the second quarter of 2011 related primarily to the umbrella/excess liability, professional liability and general liability lines of business primarily for the 2004 through 2008 accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business.

Net loss and LAE for the first six months of 2012 reflect a $26.1 million release of prior accident year casualty loss reserves, compared with a $27.9 million release during the first six months of 2011. In addition to the release of prior year reserves in the second quarter of 2012 noted above, net loss and LAE in the first six months of 2012 reflects a $14.2 million release of prior year casualty reserves in the 2012 first quarter, compared with a $15.8 million release of prior year casualty reserves in the 2011 first quarter. The $14.2 million release of prior year reserves relates primarily to the D&O liability, umbrella/excess and general liability lines of business, primarily for the 2005 through 2008 accident years and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. The $15.8 million release of prior year reserves in the first quarter of 2011 relates primarily to the umbrella/excess, general liability and professional liability lines of business, primarily for the 2004 through 2008 accident years and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business.

As noted above, there was favorable loss emergence in the first six months of 2012 compared with loss emergence patterns assumed in earlier periods in many of RSUI’s casualty lines of business. Specifically, cumulative losses for such lines of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be higher through June 30, 2012 than the actual cumulative losses through that date. The amount of lower cumulative losses, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 0.6 percent. Such reduction did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for such lines for business earned in the first six months of 2012.

The increase in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2012 compared with the corresponding 2011 periods is due primarily to the increase in net premiums earned.

The increase in RSUI’s underwriting profit in the second quarter and first six months of 2012 compared with the corresponding 2011 periods primarily reflects increases in net premiums earned, partially offset by increases in net loss and LAE and commissions, brokerage and other underwriting expenses.

Although RSUI continues to see a competitive property and casualty insurance market, it has seen improving market conditions in the first six months of 2012, particularly in property insurance pricing.

As discussed in the 2011 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk, and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2012. RSUI placed its catastrophe reinsurance program for the 2012-2013 period.

The new reinsurance program provides coverage in three layers for $500.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 60.0 percent co-participation by RSUI (compared with 47.0 percent co-participation under the expired program), in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5.0 percent co-participation by RSUI (the same percent co-participation under the expired program), in excess of $200.0 million. RSUI expanded the new catastrophe reinsurance program to provide a new third layer of coverage of $100.0 million in excess of $500.0 million, with no co-participation by RSUI. In addition, RSUI’s property per risk reinsurance program for the 2012-2013 period provides RSUI with coverage for $90.0 million of losses, before a 10.0 percent co-participation by RSUI, in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance.

CATA. Gross premiums written increased by 8.0 percent and 5.2 percent, respectively, in the second quarter and the first six months of 2012 from the corresponding 2011 periods, primarily reflecting growth in CATA’s property and casualty lines of business. In addition, CATA’s surety business grew modestly in the first six months of 2012 compared with the first six months of 2011. Net premiums earned decreased in the second quarter and first six months of 2012 compared with the corresponding 2011 periods as a result of lower gross premiums written during the third and fourth quarters of 2011 compared with gross premiums written in the third and fourth quarters of 2010.

The increase in net loss and LAE in the second quarter and first six months of 2012 from the corresponding 2011 periods primarily reflects the impact of prior year development, partially offset by the impact of lower net premiums earned.

Net loss and LAE for the second quarter of 2012 reflect a net $8.4 million increase of prior accident year loss reserves, compared with a net $2.7 million increase during the second quarter of 2011. The net $8.4 million increase relates primarily to a $17.1 million increase in prior year reserves related to writings of certain specialty classes of business through a program administrator in connection with a terminated program (“Terminated Program Business”) in the 2010 and 2009 accident years, partially offset by a decrease in prior year reserves in certain of CATA’s casualty and surety lines of business. The net $8.4 million increase reflects unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods for such business. The net $2.7 million increase in the second quarter of 2011 relates primarily to an increase in prior year reserves related to the Terminated Program Business in the 2010 and 2009 accident years, partially offset by a decrease in prior year reserves in certain of CATA’s casualty lines of business. The net $2.7 million reflects unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods for such business.

Net loss and LAE for the first six months of 2012 reflect a $9.9 million increase of prior accident year casualty loss reserves, compared with a net $1.0 million increase during the first six months of 2011. In addition to the increase of prior year reserves in the second quarters of 2012 and 2011 noted above, net loss and LAE in the first six months of 2012 reflect a net increase in prior year reserves of $1.5 million in the 2012 first quarter, compared with a net reserve release of $1.7 million in the 2011 first quarter. The $1.5 million increase relates primarily to CATA’s small workers’ compensation line of business and is related to the 2008-2010 accident years reflecting unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods for such line of business. The $1.7 million reserve release relates primarily to favorable development on the property lines of business from the 2010 accident year and, to a lesser extent, a prior year reserve release in the casualty lines of business from older accident years, reflecting favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. Such prior year reserve development did not impact the assumptions used in estimating CATA’s loss and LAE liabilities for business earned in the first six months of 2012.

As noted above, there was unfavorable loss emergence in the first six months of 2012 compared with loss emergence patterns assumed in earlier periods associated with CATA’s Terminated Program Business. Specifically, cumulative losses for this business, which include both loss payments and case reserves, in respect of prior accident years were expected to be lower through June 30, 2012 than the actual cumulative losses through that date. The amount of higher cumulative losses, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 9.3 percent.

The increase in CATA’s underwriting loss in the second quarter and first six months of 2012 from the corresponding 2011 periods primarily reflects increases in loss and LAE and decreases in net premiums earned.

PCC. Commencing August 1, 2009, PCC ceased soliciting new or renewal business on a direct basis due to its determination that it was unable to write business at rates it deemed adequate due to the difficult state of the California workers’ compensation market. After taking steps to transition to being a brokerage carrier, PCC began writing a modest amount of new business through brokers during 2011. PCC reported an underwriting loss of $6.6 million and $20.6 million in the second quarter of 2012 and 2011, respectively, and $13.4 million and $26.9 million in the first six months of 2012 and 2011, respectively. The underwriting losses primarily reflect PCC’s ongoing staffing and related expenses being in excess of premiums earned.

PCC’s underwriting loss for the first six months of 2011 also reflects a $15.0 million increase of prior accident year workers’ compensation loss reserves and LAE. Of the $15.0 million increase, $10.0 million relates to an unanticipated increase in medical claims emergence and the absence of anticipated favorable indemnity claims emergence. PCC had anticipated favorable indemnity claims emergence based upon prior claims development experience indicating that injured workers would be returning to work, thereby curtailing lost wage costs. In making its decision to increase reserves, PCC determined that the weak California employment environment had, however, hindered the ability of injured workers to return to work and indirectly influenced indemnity claims. The remaining $5.0 million of the $15.0 million increase related to an increase in allocated LAE reserves arising in part from an increased utilization of outside counsel to assist in the settlement process, as well as a decrease in ceded loss and LAE reserves based on a second quarter 2011 review of reinsurance coverage estimates. The review of reinsurance coverage estimates also resulted in a $1.1 million decrease in ceded premiums earned, which increased net premiums earned.

Total Reinsurance and Insurance Segments Investment Results

Following is information relating to segment investment results (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net investment income	$95.3	$31.0	$136.0	$61.2
Net realized capital gains	39.4	6.5	68.8	41.2
Other than temporary impairment losses	(1.1)	—	(2.9)	—

Net Investment Income. The increase in total reinsurance and insurance segments net investment income in the second quarter and first six months of 2012 from the corresponding 2011 periods is due principally to the impact of the inclusion of Transatlantic’s results commencing on the Acquisition Date, partially offset by lower insurance segment investment income, reflecting a decrease in interest income due to lower prevailing market yields.

Net Realized Capital Gains. Net realized capital gains in the first six months of 2012 and 2011 relate primarily to sales of equity securities in the energy sector, including a gain from the sale of shares of common stock of Exxon Mobil Corporation held at the insurance segment in January 2012. Net realized capital gains in the second quarter of 2012 also include significant net realized capital gains from the sales of equity securities in the chemical sector.

Other Than Temporary Impairment Losses. OTTI losses for the six months ended June 30, 2012 reflect $2.9 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings, compared with no OTTI losses for the six months ended June 30, 2011. Upon the ultimate disposition of securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $2.9 million, $1.7 million is related to equity securities (primarily in the energy sector), and $1.2 million is related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the duration of the decline in fair value of such security relative to their cost as of the balance sheet date.

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of June 30, 2012 were deemed to be temporary, based on, among other things:

(i)	the duration of time and the relative magnitude to which fair values of these investments has been below cost were not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for twelve months or more as of June 30, 2012);

(ii)	the absence of compelling evidence that would cause us to call into question the financial condition or near-term prospects of the issuer of the investment; and

(iii)	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

See Note 4 to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for further details concerning gross unrealized investment losses for debt and equity securities as of June 30, 2012.

Corporate Activities Operating Results

The operating results of corporate activities is presented below (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net premiums earned	$—	$—	$—	$—
Net investment income	(4.4)	(2.4)	8.1	(1.0)
Net realized capital gains	—	—	38.7	—
Other than temporary impairment losses	—	—	—	—
Gain on bargain purchase	—	—	494.9	—
Other income	8.6	0.1	8.6	0.8

Total revenues	4.2	(2.3)	550.3	(0.2)

Net loss and LAE	—	—	—	—
Commissions, brokerage and other underwriting expenses	—	—	—	—
Other operating expenses	11.1	1.4	13.0	1.8
Corporate administration	11.1	5.0	58.4	11.4
Amortization of intangible assets	—	—	—	—
Interest expense	4.7	4.3	9.0	8.7

Earnings (loss) before income taxes	$(22.7)	$(13.0)	$469.9	$(22.1)

The higher loss before income taxes in the second quarter of 2012 compared with the loss before income taxes in the second quarter of 2011 primarily reflects higher compensation and incentive compensation expense.

The earnings before income taxes in the first six months of 2012 compared with the loss before income taxes in the first six months of 2011 primarily reflects the gain on bargain purchase from the merger and, to a lesser extent, realized capital gains in the corresponding 2012 period, partially offset by higher corporate administration expense. Net realized capital gains in the first six months of 2012 primarily reflects a gain from the sale of shares of Exxon Mobil Corporation common stock held at the corporate-level in January 2012. The higher corporate administration expense in the first six months of 2012 is due primarily to $33.8 million of Transaction Costs, including $18.0 million payable to our investment bankers. For more information on the merger, see Note 2 to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q. Corporate administration expense in the first six months of 2012 also reflects higher compensation and incentive compensation expense.

Corporate activities results for the second quarter and first six months of 2012 also reflect the impact of our acquisition of Bourn & Koch for the period from April 26, 2012 through June 30, 2012, including increases in other income which were essentially offset by corresponding increases in other operating expenses.

Net investment income for corporate activities includes our equity share of (losses) earnings in Homesite and ORX, as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Homesite	$(2.2)	$(6.6)	$12.4	$(7.1)
ORX	(1.5)	(1.2)	(3.3)	(2.2)
Interest, dividends and other - net	(0.7)	5.4	(1.0)	8.3

Net investment income	$(4.4)	$(2.4)	$8.1	$(1.0)

Net investment income in the second quarter and first six months of 2012 reflect the absence of dividend income, which was significant in the corresponding 2011 periods, primarily due to the sale of shares of Exxon Mobil Corporation common stock held at the corporate level in January 2012.

The Homesite gain in the first six months of 2012 includes a reversal of a $10 million tax-related adjustment recorded by us in the fourth quarter of 2011. Homesite losses in the second quarter and first six months of 2011 primarily reflect the impact of increased homeowners insurance claims from severe weather, particularly tornados, in the southeastern and midwestern United States during the period.

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

	As of June 30, 2012			As of December 31, 2011
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	(in billions)
Reinsurance Segment
Property	$1.2	$—	$1.2	$—	$—	$—
Casualty & other(1)	8.2	(0.4)	7.8	—	—	—

	9.4	(0.4)	9.0	—	—	—

Insurance Segment
Property	0.2	(0.1)	0.1	0.2	(0.1)	0.1
Casualty(2)	1.8	(0.7)	1.1	1.8	(0.7)	1.1
Workers’ Compensation	0.2	—	0.2	0.2	—	0.2
All other(3)	0.1	—	0.1	0.1	—	0.1

	2.3	(0.8)	1.5	2.3	(0.8)	1.5

Total	$11.7	$(1.2)	$10.5	$2.3	$(0.8)	$1.5

(1)	Primarily consists of assumed: D&O liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; asbestos-related illness and environmental impairment; and credit.
(2)	Primarily consists of direct: umbrella/excess; D&O liability; professional liability; and general liability.
(3)	Primarily consists of commercial multi-peril, surety and loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees.

Changes in Loss and LAE Reserves between June 30, 2012 and December 31, 2011

Gross and Net Reserves. The significant increase in gross and net loss and LAE reserves as of June 30, 2012 compared with December 31, 2011 is primarily due to reserves acquired as a result of the merger.

Reinsurance Recoverables

As of June 30, 2012, we had total reinsurance recoverables of $1,292.9 million, consisting of $1,237.7 million of ceded outstanding loss and LAE and $55.2 million of recoverables on paid losses. The reinsurance purchased by our reinsurance and insurance operating units does not relieve them from their obligations to their policyholders and cedants, and therefore, the financial strength of their reinsurers is important.

Information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of June 30, 2012 is as follows (dollars in millions):

Reinsurer(1)	Rating(2)	Amount	Percentage
Swiss Reinsurance Company	A+(Superior)	$164.0	12.7%
American International Group, Inc.	A (Excellent)	107.1	8.3
Platinum Underwriters Holdings, Ltd.	A (Excellent)	96.9	7.5
PartnerRe Ltd.	A+(Superior)	90.0	7.0
The Chubb Corporation	A++ (Superior)	76.2	5.9
All other reinsurers(3)		758.7	58.6

Total reinsurance recoverables		$1,292.9	100.0%

Secured reinsurance recoverables(4)		$182.0	14.1%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Approximately 87.4 percent of our reinsurance recoverables balance as of June 30, 2012 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of “A” (Excellent) or higher.
(4)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

We had no allowance for uncollectible reinsurance as of June 30, 2012.

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at the parent company. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of June 30, 2012, we held total marketable securities and cash of $914.2 million, compared with $1,234.9 million as of December 31, 2011, primarily reflecting payment of the $816.0 million cash portion of our purchase price for Transatlantic, partially offset by $396.0 million of proceeds from the issuance of the Alleghany Senior Notes (discussed below). The $914.2 million is comprised of $698.5 million at the parent company, $63.1 million at AIHL and $152.6 million at the holding company level of Transatlantic. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of June 30, 2012.

Stockholders’ equity was approximately $6.3 billion as of June 30, 2012, compared with approximately $2.9 billion as of December 31, 2011. The increase in stockholders’ equity primarily reflects $2.7 billion from 8,360,959 shares issued under the merger and net earnings in the first six months of 2012, including the gain on bargain purchase. As of June 30, 2012 and December 31, 2011, we had 16,930,793 and 8,551,646 shares of our common stock outstanding, respectively.

2022 Senior Notes. On June 26, 2012, we completed a public offering of $400.0 million aggregate principal amount of our 4.95% senior notes due on June 27, 2022, or the “2022 Senior Notes.” The 2022 Senior Notes are unsecured and unsubordinated general obligations of Alleghany. Interest is payable semi-annually on June 27 and December 27 of each year. The terms of the 2022 Senior Notes permit redemption prior to their maturity. The indenture under which the 2022 Senior Notes were issued contains covenants that impose conditions on our ability to create liens on, or engage in sales of, the capital stock of AIHL, Transatlantic or RSUI. The 2022 Senior Notes were issued at approximately 99.9 percent of par, resulting in proceeds of $396.0 million, after underwriting discount, commissions and other expenses, and an effective yield of approximately 5.05 percent. Approximately $3.6 million of underwriting discount, commissions and other expenses were recorded as deferred charges, which are amortized over the life of the 2022 Senior Notes. We currently intend to use the net proceeds from the sale of the 2022 Senior Notes for general corporate purposes including, but not limited to, acquisitions, additions to working capital, capital expenditures, investments, contributions of capital to our subsidiaries, and repayment of debt.

Credit Agreement. On September 9, 2010, we entered into a three-year credit agreement (the “Credit Agreement”) with a bank, providing commitments (the “Commitments”) for a two tranche revolving credit facility in an aggregate principal amount of up to $100.0 million, consisting of (i) a secured credit facility, subject to a borrowing base as set forth in the Credit Agreement, in an aggregate principal amount of up to $50.0 million and (ii) an unsecured credit facility in an aggregate principal amount of up to $50.0 million. The Commitments under the Credit Agreement are scheduled to terminate on September 9, 2013, unless terminated earlier. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes. There were no borrowings under the Credit Agreement since its inception through June 30, 2012.

Dividends from Subsidiaries. Our reinsurance and insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by them without prior approval of insurance regulatory authorities.

With respect to Transatlantic, its operating subsidiaries could ordinarily pay dividends without regulatory approval based on statutory surplus. However, for a period of 24 months following the Acquisition Date, Transatlantic’s operating subsidiaries are prohibited from paying a dividend to Transatlantic in excess of $200.0 million in the aggregate in any given 12 month period without the prior approval of the New York State Department of Financial Services. From the Acquisition Date through June 30, 2012, TRC declared dividends of $100.0 million payable to Transatlantic.

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

Dividends. In February 2011, our board of directors declared a stock dividend for holders of our common stock consisting of one share of our common stock for every 50 shares outstanding. In light of the merger, our board of directors determined not to declare a stock dividend for 2012.

Contractual Obligations. We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments. As of June 30, 2012, certain long-term aggregate contractual obligations and credit-related financial commitments were as follows (in millions):

Contractual Obligations	Total	Within 1 Year	More than 1 Year but Within 3 Years	More than 3 Years but Within 5 Years	More than 5 years
Loss and LAE	$11,720.9	$2,783.5	$3,519.1	$1,975.3	$3,443.0
Senior Notes and related interest(1)	2,961.4	103.0	206.1	815.5	1,836.8
Operating lease obligations	156.4	22.0	44.3	34.7	55.4
Investments(2)	37.6	22.0	7.8	7.8	—
Other long-term liabilities(3)	361.4	138.3	111.7	51.7	59.7

Total	$15,237.7	$3,068.8	$3,889.0	$2,885.0	$5,394.9

(1)	“Senior Notes” refers to: (i) the “Transatlantic Senior Notes,” which consists of Transatlantic’s 5.75% senior notes due on December 14, 2015, or the “2015 Notes,” and the 8.00% senior notes due on November 30, 2039, or the “2039 Notes;” and (ii) the “Alleghany Senior Notes,” which consists of our 5.625% senior notes due on September 15, 2020, or the “2020 Senior Notes,” and the 2022 Senior Notes. See Note 8 to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for further details on the Senior Notes.
(2)	Primarily reflect capital commitments to investment partnerships.
(3)	Primarily reflect employee pension obligations, certain retired executive pension obligations and obligations under certain incentive compensation plans.

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

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophic losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt securities and equity securities listed on national securities exchanges. The overall debt securities portfolio credit quality is measured using the lower of the Standard & Poor’s Ratings Services, Moody’s Investor Services or Fitch’s Ratings rating. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of June 30, 2012 was “AA-”. Although many of our debt securities, which consist predominantly of municipal bonds, are insured by third party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of June 30, 2012. As of June 30, 2012, the ratings of our debt securities portfolio was as follows (dollars in millions):

	Ratings as of June 30, 2012
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not-Rated*	Total
U.S. Government obligations	$—	$528.6	$—	$—	$—	$528.6
Municipal bonds	940.2	4,515.8	989.8	122.8	33.7	6,602.3
Foreign government obligations	589.1	89.3	140.0	—	5.8	824.2
U.S. corporate bonds	18.9	392.0	1,896.3	733.7	—	3,040.9
Foreign corporate bonds	310.1	531.6	838.9	236.2	28.1	1,944.9
Mortgage and asset-backed securities:
RMBS	47.8	1,834.1	20.4	1.9	74.5	1,978.7
CMBS	337.9	31.2	34.2	12.0	12.5	427.8
Other asset-backed securities	198.5	19.8	28.8	2.1	0.2	249.4

Total debt securities	$2,442.5	$7,942.4	$3,948.4	$1,108.7	$154.8	$15,596.8

Percentage of debt securities	15.7%	50.9%	25.3%	7.1%	1.0%	100.0%

*	Consists of $33.5 million of securities rated “BB / Ba,” $4.8 million of securities rated “B,” $40.6 million of securities rated “CCC,” $17.7 million of securities rated “CC,” $13.3 million of securities rates below “CC” and $44.9 million of not-rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities, and, as such, is classified as AFS.

Effective duration measures a portfolio’s sensitivity to change in interest rates. In this regard, as of June 30, 2012, our debt securities portfolio had an effective duration of approximately 3.7 years compared with 4.0 years as of December 31, 2011. As of June 30, 2012, approximately $5.3 billion, or 34.0 percent, of our debt securities portfolio represented securities with maturities of five years or less, and $1.0 billion of our investments were in short-term investments. See Note 4 to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for further details concerning the contractual maturities of our consolidated debt securities portfolio. We may modestly increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability, as necessary, to meet ongoing claim payments or to respond to significant catastrophe losses.

In the event paid losses accelerate beyond the ability of our reinsurance and insurance operating units to fund these paid losses from current cash balances, current operating cash flow, coupon receipts and security maturities, we would need to liquidate a portion of our investment portfolio, make capital contributions to our reinsurance and insurance operating units, and/or arrange for financing. Strains on liquidity could result from:

(i)	the occurrence of several significant catastrophic events in a relatively short period of time;

(ii)	the sale of investments into a depressed marketplace to fund these paid losses;

(iii)	the uncollectibility of reinsurance recoverables on these paid losses;

(iv)	the significant decrease in the value of collateral supporting reinsurance recoverables; or

(v)	a significant reduction in our net premium collections.

We may, from time to time, make significant investments in the common stock of a public company, subject to limitations imposed by applicable regulations.

On a consolidated basis, our invested assets were approximately $18.1 billion as of June 30, 2012, an increase of 275.0 percent from December 31, 2011. The increase is due primarily to the investments acquired as a result of the merger with Transatlantic, and to a lesser extent, the proceeds received from our issuance of the 2022 Senior Notes discussed above.

Fair Value. The carrying values and estimated fair values of our consolidated financial instruments as of June 30, 2012 and December 31, 2011 were as follows (in millions):

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Investments (excluding equity method investments)*	$17,704.6	$17,704.6	$4,670.6	$4,670.6
Liabilities
Senior Notes	$1,819.8	$1,878.3	$299.0	$314.8

*	This table includes AFS investments (debt and equity securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method (including Homesite, ORX and other equity method investments) and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.

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

Although we are responsible for the determination of the fair value of the financial assets and the supporting methodologies and assumptions, we employ third party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When those providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting a quote, which is generally non-binding, from brokers who are knowledgeable about these securities or by employing widely accepted internal valuation models.

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

The estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of June 30, 2012 and December 31, 2011 were as follows (in millions):

	Level 1	Level 2	Level 3	Total
As of June 30, 2012
Equity securities:
Common stock(1)	$1,047.1	$—	$—	$1,047.1
Preferred stock	—	—	—	—

Total equity securities	1,047.1	—	—	1,047.1

Debt securities:
U.S. Government obligations	—	528.6	—	528.6
Municipal bonds	—	6,602.3	—	6,602.3
Foreign government obligations	—	824.2	—	824.2
U.S. corporate bonds	—	3,034.6	6.3	3,040.9
Foreign corporate bonds	—	1,944.9	—	1,944.9
Mortgage and asset-backed securities:
RMBS(2)	—	1,927.8	50.9	1,978.7
CMBS	—	393.5	34.3	427.8
Other asset-backed securities	—	242.8	6.6	249.4

Total debt securities	—	15,498.7	98.1	15,596.8
Short-term investments	—	1,023.1	—	1,023.1
Other invested assets (excluding equity method investments)(3)	—	—	37.6	37.6

Total Investments (excluding equity method investments)	$1,047.1	$16,521.8	$135.7	$17,704.6

Senior Notes	$—	$1,878.3	$—	$1,878.3

	Level 1	Level 2	Level 3	Total
As of December 31, 2011
Equity securities:
Common stock(1)	$871.0	$—	$—	$871.0
Preferred stock	—	—	—	—

Total equity securities	871.0	—	—	871.0

Debt securities:
U.S. Government obligations	267.8	—	—	267.8
Municipal bonds	—	1,113.6	—	1,113.6
Foreign government obligations	—	—	—	—
U.S. corporate bonds	—	354.1	—	354.1
Foreign corporate bonds	—	83.5	—	83.5
Mortgage and asset-backed securities:
RMBS(2)	—	497.3	—	497.3
CMBS	—	144.7	—	144.7
Other asset-backed securities	—	218.5	—	218.5

Total debt securities	267.8	2,411.7	—	2,679.5
Short-term investments	54.3	1,042.2	—	1,096.5
Other invested assets (excluding equity method investments)(3)	—	—	23.6	23.6

Total Investments (excluding equity method investments)	$1,193.1	$3,453.9	$23.6	$4,670.6

Senior Notes	$—	$314.8	$—	$314.8

(1)	Of the $1,047.1 million and $871.0 million of fair value as of June 30, 2012 and December 31, 2011, $461.8 million and $573.3 million, respectively, related to certain energy sector businesses.
(2)	Includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(3)	Includes partnership investments accounted for on an AFS basis.

European securities. The following table provides a breakdown of the fair value, net unrealized gains (losses) and the average rating of our debt securities from governments and companies in Europe as of June 30, 2012 (in millions):

	Fair Valule	Net Unrealized Gains (Losses)	Average Rating
United Kingdom
Foreign government	$127.0	$1.3	AAA /Aaa
Foreign corporate-financial	193.0	3.3	A
Foreign corporate-non-financial	209.7	3.2	A
Asset-backed	82.6	(0.8)	A

Total United Kingdom	$612.3	$7.0

Netherlands
Foreign government	$30.9	$0.1	AAA / Aaa
Foreign corporate-financial	160.3	2.0	A
Foreign corporate-non-financial	149.1	1.3	A
Asset-backed	6.6	0.2	A

Total Netherlands	$346.9	$3.6

France
Foreign government	$53.2	$0.9	AA / Aa
Foreign corporate-financial	63.8	0.7	A
Foreign corporate-non-financial	129.7	0.2	A
Asset-backed	0.6	—	AAA / Aaa

Total France	$247.3	$1.8

Germany
Foreign government	$115.6	$1.3	AAA / Aaa
Foreign corporate-financial	96.7	1.2	AA / Aa
Foreign corporate-non-financial	4.2	—	A

Total Germany	$216.5	$2.5

Spain
Foreign corporate-financial	$14.6	$(0.5)	BBB / Baa
Foreign corporate-non-financial	21.4	(1.4)	BBB / Baa

Total Spain	$36.0	$(1.9)

Italy
Foreign corporate-financial	$9.6	$(0.2)	BBB / Baa
Foreign corporate-non-financial	3.7	—	BBB / Baa

Total Italy	$13.3	$(0.2)

Ireland
Foreign corporate-non-financial	$8.6	$(0.1)	BB
Other*
Supranational	$88.6	$1.2	AAA / Aaa
Foreign government	10.4	—	AA / Aa
Foreign corporate-financial	101.8	1.3	A
Foreign corporate-non-financial	92.9	1.4	A

Total Other	$293.7	$3.9

*	Includes Belgium, the Czech Republic, Denmark, Finland, Luxembourg, Norway, Poland, Sweden and Switzerland.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of June 30, 2012, categorized by state and revenue source (in millions). Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
Texas	$41.1	$3.2	$5.8	$—	$15.6	$89.6	$113.7	$—	$269.0	$352.5	$621.5
New York	25.9	—	6.4	—	81.0	196.3	146.0	24.4	480.0	15.4	495.4
California	45.0	2.6	—	51.3	—	36.0	90.9	—	225.8	187.0	412.8
Massachusetts	17.9	25.4	6.4	—	19.9	61.1	16.0	0.2	146.9	133.9	280.8
Florida	—	—	2.1	54.9	1.0	52.2	5.6	4.5	120.3	151.8	272.1
Arizona	—	10.8	—	—	55.8	26.8	128.4	—	221.8	—	221.8
North Carolina	13.0	13.2	7.1	4.2	—	0.6	26.0	14.6	78.7	132.3	211.0
Illinois	0.3	31.1	—	—	23.3	62.2	12.5	10.6	140.0	58.8	198.8
Washington	—	—	—	—	—	4.6	106.9	—	111.5	86.4	197.9
Missouri	4.2	51.8	7.0	—	4.9	34.0	36.3	39.8	178.0	11.9	189.9
All other states	147.0	36.6	188.1	183.8	182.2	363.2	327.9	98.6	1,527.4	686.1	2,213.5

Total	$294.4	$174.7	$222.9	$294.2	$383.7	$926.6	$1,010.2	$192.7	$3,499.4	$1,816.1	5,315.5

Total advance refunded /escrowed maturity bonds											1,286.8

Total municipal bonds											$6,602.3

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

“Florida, Wind” has the highest modeled after-tax net catastrophe costs for both a 100 and 250 year return period, and would represent approximately 8 percent and 14 percent, respectively, of stockholders’ equity as of June 30, 2012. If multiple severe catastrophic events occur in any one year, the potential economic cost to us could be materially higher than any one of the amounts shown above.

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

Future Application of Accounting Standards

In July 2012, the FASB issued revised guidance on the testing of certain intangible assets for impairment. This guidance simplifies how an entity tests for impairment intangible assets other than goodwill, such as licenses and trade names, that are determined to have an indefinite life. It does so by allowing an entity to first make a qualitative assessment to determine whether it is necessary to perform quantitative testing. Based on the results of such assessment, an entity will only be required to perform quantitative testing if it is more likely than not that the asset is impaired. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We will adopt this guidance in the fourth quarter of 2012, and we currently do not believe that the implementation will have a material impact on our results of operations and financial condition.

In December 2011, the FASB issued guidance on disclosure requirements related to offsetting arrangements. The guidance provides for additional financial statement disclosure regarding offsetting and related arrangements to enable financial statement users to understand the effect of those arrangements on an entity’s financial position. This guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013. We will adopt this guidance in the first quarter of 2013, and we currently do not believe that the implementation will have a material impact on our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, foreign currency exchange rates and commodity prices. The primary market risk related to our non-trading financial instruments is the risk of loss associated with adverse changes in interest rates. We also invest in equity securities which are subject to fluctuations in market value, and purchase debt securities with fixed maturities that expose us to risks related to adverse changes in interest rates. We hold our equity securities and debt securities as AFS. Any changes in the fair value in these securities, net of tax, would be recorded as a component of other comprehensive income. However, if a decline in fair value relative to cost is believed to be other than temporary, a loss is generally recorded on our statement of earnings. In addition, significant portions of our assets (principally investments) and liabilities (principally loss and LAE and unearned premiums) are exposed to changes in foreign currency exchange rates. The net change in the carrying value of assets and liabilities denominated in foreign currencies is recorded as a component of other comprehensive income.

The sensitivity analyses presented below provide only a limited, point-in-time view of the market risk of our financial instruments. The actual impact of changes in equity market prices, market interest rates and foreign currency exchange rates may differ significantly from those shown in these sensitivity analyses. The sensitivity analyses are further limited because they do not consider any actions we could take in response to actual and/or anticipated changes in equity market prices, market interest rates, or foreign currency exchange rates. In addition, these sensitivity analyses do not provide weight to risks relating to market issues such as liquidity and the credit worthiness of investments.

Equity Securities. The table below summarizes our equity price risk and reflect the effect of a hypothetical increase or decrease in market prices as of June 30, 2012 on the estimated fair value of our consolidated equity securities portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Price Change	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
As of June 30, 2012 (dollars in millions)	$1,047.1	20% Increase	$1,256.5	2.2
		20% Decrease	837.7	(2.2)

Debt Securities and Senior Notes. The primary market risk for our and our subsidiaries’ debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents sensitivity analyses as of June 30, 2012 of our (i) consolidated debt securities and (ii) the Senior Notes that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical June 30, 2012 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

As of June 30, 2012

(dollars in millions)

Interest Rate Shifts	-300	-200	-100	0	100	200	300
Assets:
Debt securities, fair value	$17,340.5	$16,726.0	$16,152.0	$15,596.8	$14,958.9	$14,278.9	$13,608.2
Estimated change in fair value	$1,743.7	$1,129.2	$555.2	$—	$(637.9)	$(1,317.9)	$(1,988.6)
Liabilities:
Senior Notes, fair value	$2,319.5	$2,152.8	$2,006.9	$1,878.3	$1,763.9	$1,661.9	$1,570.0
Estimated change in fair value	$441.2	$274.5	$128.6	$—	$(114.4)	$(216.4)	$(308.3)

Partnership Investments. In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for as AFS or using the equity method, and had a carrying value of $206.7 million as of June 30, 2012.

Foreign Currency Exchange Rate Risk. Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency, and conduct business in their local currency, as well as the currencies of the other countries in which they operate. Prior to the merger with Transatlantic, we did not have any material assets or liabilities denominated in foreign currencies. The table below summarizes our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. dollar as of June 30, 2012 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

	Estimated Fair Value		Hypothetical Change in Exchange Rate	Estimated Fair Value After Hypothetical Change in Exchange Rate	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
June 30, 2012 (dollars in millions)	$(81.3	) *	20% Increase	$(97.6)	(0.2)
			20% Decrease	(65.0)	0.2

*	Brackets denote a net liability position as of June 30, 2012.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, or “CEO,” and our chief financial officer, or “CFO,” of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of that date to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and timely reported as specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow for timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide such assurance; however, we note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

No changes occurred during the three months ended June 30, 2012 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation Related to the Acquisition of Transatlantic

In connection with the merger, Alleghany, Merger Sub and Old Transatlantic, among others, were named as defendants in three putative stockholder class action lawsuits filed by Transatlantic stockholders. Such lawsuits challenged the merger and alleged that Alleghany, Merger Sub and Old Transatlantic aided and abetted an alleged breach of fiduciary duty by Old Transatlantic’s board of directors in connection with the merger, among other allegations.

On January 30, 2012, Alleghany and the other defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of these putative stockholder class actions against Alleghany, Merger Sub, Old Transatlantic, Transatlantic’s

directors, and Allied World Assurance Company Holdings, among others. Pursuant to the terms of the proposed settlement, certain supplemental disclosures were made related to the merger. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to Old Transatlantic’s stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court of Chancery of the State of Delaware will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the merger, the Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law), among other claims. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Court of Chancery of the State of Delaware for an award of attorneys’ fees and expenses to be paid by Old Transatlantic or its successor, which the defendants may oppose. Old Transatlantic or its successor will pay, or cause to be paid, any attorneys’ fees and expenses awarded by the Court of Chancery of the State of Delaware. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court of Chancery of the State of Delaware will approve the settlement even if the parties were to enter into such a stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

Settlement by Transatlantic with American International Group, Inc., or “AIG”

On January 26, 2012, Transatlantic reached an agreement with AIG to settle and mediate a dispute, previously in arbitration, which arose as a result of losses claimed by Transatlantic from its participation in a securities lending program administered and managed by AIG. On July 20, 2012, in accordance with the agreement between the parties, a mediator awarded Transatlantic a settlement payment of $75.0 million with respect to the securities lending claim. In connection with its accounting for the acquisition of Transatlantic, Alleghany established an asset of $36.0 million, representing an estimate based on the minimum recovery previously agreed to by the parties, net of estimated legal costs. A pre-tax net benefit of approximately $23.5 million resulting from this settlement will be recorded in the third quarter of 2012, representing the portion of the settlement payment above such minimum recovery, net of additional estimated legal costs.

Item 1A. Risk Factors.

Except as set forth below, there are no material changes from the risk factors set forth in Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “First Quarter Form 10-Q”). Please refer to the risk factors set forth below and the First Quarter Form 10-Q for disclosures regarding what we believe are the more significant risks and uncertainties related to our businesses.

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

Item 6. Exhibits.

Exhibit Number	Description

4.1	Second Supplemental Indenture, dated as of June 26, 2012, by and between Alleghany and The Bank of New York Mellon, as Trustee, including the form of the Senior Notes attached as Exhibit A thereto, filed as Exhibit 4.1 to Alleghany’s Current Report on Form 8-K filed on June 26, 2012, is incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

101.1	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three months and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION
Registrant

Date: August 6, 2012	By:	/s/ Roger B. Gorham
Roger B. Gorham
Senior Vice President and chief financial officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Second Supplemental Indenture, dated as of June 26, 2012, by and between Alleghany and The Bank of New York Mellon, as Trustee, including the form of the Senior Notes attached as Exhibit A thereto, filed as Exhibit 4.1 to Alleghany’s Current Report on Form 8-K filed on June 26, 2012, is incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

101.1	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three months and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (iv) Notes to Unaudited Consolidated Financial Statements.