Form 10-Q
period 2012-09-30
ALLEGHANY CORP /DE
filed 2012-11-06
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

16,943,969 SHARES, PAR VALUE $1.00 PER SHARE, AS OF NOVEMBER 1, 2012

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited)
	(in thousands, except share amounts)

Assets
Investments:
Available-for-sale securities at fair value:
Equity securities (cost: 2012 – $1,457,758; 2011 – $775,741)	$1,504,601	$870,950
Debt securities (amortized cost: 2012 – $15,908,901; 2011 – $2,538,872)	16,336,461	2,679,528
Short-term investments	235,096	1,096,517

	18,076,158	4,646,995
Other invested assets	383,706	179,815

Total investments	18,459,864	4,826,810
Cash	571,313	84,749
Accrued investment income	164,740	28,879
Premium balances receivable	676,076	147,006
Reinsurance recoverables	1,271,555	852,845
Ceded unearned premiums	171,284	142,946
Deferred acquisition costs	285,604	70,537
Property and equipment at cost, net of accumulated depreciation and amortization	31,098	17,906
Goodwill	82,495	48,095
Intangible assets, net of amortization	165,669	90,863
Current taxes receivable	67,779	—
Net deferred tax assets	449,326	80,975
Other assets	360,839	86,478

	$22,757,642	$6,478,089

Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	$11,830,765	$2,313,035
Unearned premiums	1,808,766	549,740
Senior Notes	1,815,660	299,035
Reinsurance payable	90,768	45,462
Current taxes payable	—	16,247
Other liabilities	630,614	328,893

Total liabilities	16,176,573	3,552,412

Common stock (shares authorized: 2012 and 2011 – 22,000,000; issued 2012 – 17,478,746; 2011 – 9,117,787)	17,479	9,118
Contributed capital	3,626,742	938,037
Accumulated other comprehensive income	314,018	155,532
Treasury stock, at cost (2012 – 546,418 shares; 2011 – 566,141 shares)	(161,490)	(167,319)
Retained earnings	2,784,320	1,990,309

Total stockholders’ equity	6,581,069	2,925,677

	$22,757,642	$6,478,089

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended September 30,
	2012	2011
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$1,092,775	$190,209
Net investment income	90,514	22,050
Net realized capital gains	12,388	22,706
Other than temporary impairment losses	—	(2,756)
Gain on bargain purchase	—	—
Other income	33,843	321

Total revenues	1,229,520	232,530

Costs and Expenses
Net loss and loss adjustment expenses	672,984	121,777
Commissions, brokerage and other underwriting expenses	253,756	68,239
Other operating expenses	47,432	1,757
Corporate administration	9,304	2,649
Amortization of intangible assets	73,356	838
Interest expense	21,764	4,329

Total costs and expenses	1,078,596	199,589

Earnings before income taxes	150,924	32,941
Income taxes	25,480	13,783

Net earnings	$125,444	$19,158

Other comprehensive income:
Change in unrealized gains (losses), net of deferred taxes of $92,641 and $(71,817) for 2012 and 2011, respectively	172,048	(133,375)
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of $(4,336) and $(6,983) for 2012 and 2011, respectively	(8,052)	(12,968)
Change in unrealized currency translation adjustment, net of deferred taxes of $5,931 and $0 for 2012 and 2011, respectively	11,014	—
Retirement plans	(25)	(50)

Comprehensive income	$300,429	$(127,235)

Basic earnings per share	$7.41	$2.17
Diluted earnings per share	7.41	2.03

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Nine Months Ended September 30,
	2012	2011
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$2,622,914	$555,067
Net investment income	234,568	82,174
Net realized capital gains	119,829	63,888
Other than temporary impairment losses	(2,907)	(2,756)
Gain on bargain purchase	494,940	—
Other income	43,434	1,454

Total revenues	3,512,778	699,827

Costs and Expenses
Net loss and loss adjustment expenses	1,587,815	315,418
Commissions, brokerage and other underwriting expenses	592,809	198,899
Other operating expenses	97,910	18,998
Corporate administration	67,691	14,030
Amortization of intangible assets	213,393	2,516
Interest expense	46,584	13,049

Total costs and expenses	2,606,202	562,910

Earnings before income taxes	906,576	136,917
Income taxes	111,720	31,337

Net earnings	$794,856	$105,580

Other comprehensive income:
Change in unrealized gains (losses), net of deferred taxes of $127,043 and $(31,522) for 2012 and 2011, respectively	235,937	(58,540)
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of ($40,923) and $(21,396) for 2012 and 2011, respectively	(75,999)	(39,736)
Change in unrealized currency translation adjustment, net of deferred taxes of $(352) and $0 for 2012 and 2011, respectively	(653)	—
Retirement plans	(799)	(229)

Comprehensive income	$953,342	$7,075

Basic earnings per share	$53.19	$11.89
Diluted earnings per share	53.14	11.76

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Cash flows from operating activities
Net earnings	$794,856	$105,580
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	358,606	19,899
Net realized capital (gains) losses	(119,829)	(63,888)
Other than temporary impairment losses	2,907	2,756
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	80,965	19,114
(Increase) decrease in premium balances receivable	147,158	(6,064)
(Increase) decrease in ceded unearned premiums	(21,835)	(7,829)
(Increase) decrease in deferred acquisition costs	(215,067)	(4,659)
Increase (decrease) in unearned premiums	99,104	53,716
Increase (decrease) in loss and loss adjustment expenses	(32,443)	(575)
Change in unrealized foreign exchange (losses) gains	(50,523)	—
Gain on bargain purchase	(494,940)	—
Other, net	(114,621)	(10,888)

Net adjustments	(360,518)	1,582

Net cash provided by (used in) operating activities	434,338	107,162

Cash flows from investing activities
Purchases of debt securities	(2,848,504)	(571,365)
Purchases of equity securities	(1,085,187)	(589,868)
Sales of debt securities	1,258,361	261,668
Maturities and redemptions of debt securities	1,097,258	263,932
Sales of equity securities	677,359	535,630
Net (purchase) sale in short-term investments	998,304	88,202
Purchases of property and equipment	(3,731)	(5,274)
Purchase of subsidiary, net of cash acquired	(477,075)	—
Other, net	39,388	(827)

Net cash (used in) provided by investing activities	(343,827)	(17,902)

Cash flows from financing activities
Proceeds from issuance of Senior Notes	399,592	—
Debt issue costs paid	(3,600)	—
Treasury stock acquisitions	—	(76,410)
Tax benefit on stock based compensation	295	645
Other, net	374	243

Net cash provided by (used in) financing activities	396,661	(75,522)

Effect of exchange rate changes on cash	(608)	—

Net increase (decrease) in cash	486,564	13,738
Cash at beginning of period	84,749	76,741

Cash at end of period	$571,313	$90,479

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$50,051	$16,641
Income taxes paid (refunds received)	150,191	34,362

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”) and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012 of Alleghany Corporation (“Alleghany”).

Alleghany, a Delaware corporation, which together with its subsidiaries is referred to as “Alleghany” unless the context otherwise requires, is engaged in the property and casualty reinsurance and insurance business. Reinsurance business is conducted through certain subsidiaries of Alleghany’s wholly-owned subsidiary Transatlantic Holdings, Inc. (“Transatlantic”), which was acquired on March 6, 2012 (the “Acquisition Date”) (see Note 2 for additional information on the merger). Insurance business is conducted through certain subsidiaries of Alleghany Insurance Holdings LLC (“AIHL”).

Transatlantic, through its principal wholly-owned subsidiaries, Transatlantic Reinsurance Company (“TRC”), Trans Re Zurich Reinsurance Company Ltd. (“TRZ”) and Fair American Insurance and Reinsurance Company (“FAIRCO”), offers reinsurance capacity to reinsurance and insurance companies for a full range of property and casualty products, through brokers and on a direct basis, in both the domestic and foreign markets. Transatlantic is headquartered in New York with six other locations in the United States and has operations worldwide, including: Bermuda, Canada, seven locations in the United Kingdom and Europe, three locations in Central and South America, and three locations in Asia, Australia, and Africa. One or both of TRC and FAIRCO are licensed, accredited or authorized or can serve as a reinsurer in 50 states and the District of Columbia in the United States and in Puerto Rico and Guam. TRC is also licensed in Bermuda, Canada, Japan, the United Kingdom, the Dominican Republic, the Hong Kong Special Administrative Region of the People’s Republic of China, Germany and Australia. In addition, TRZ is licensed as a reinsurer in Switzerland.

AIHL’s insurance business is conducted through its wholly-owned subsidiaries RSUI Group, Inc. (“RSUI”), Capitol Transamerica Corporation and Platte River Insurance Company (collectively, “CATA”), and Pacific Compensation Corporation (“PCC”).

Alleghany’s equity investments, including those held by Transatlantic’s and AIHL’s operating units, are managed primarily by Alleghany Capital Partners LLC, an indirect, wholly-owned subsidiary of Alleghany. Alleghany also owns and manages properties in the Sacramento, California region through its subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”). On April 26, 2012, Alleghany’s majority-owned subsidiary BKH Holdings, Inc. acquired Bourn & Koch, Inc. (“Bourn & Koch”), a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois.

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

The accompanying unaudited consolidated financial statements include the results of Alleghany and its wholly-owned and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company balances and transactions have been eliminated in consolidation. The results of Transatlantic are included from the Acquisition Date to September 30, 2012 and not in any prior periods, except with respect to “Supplemental Pro Forma Information” included in Note 2(e), and the results of Bourn & Koch are included from April 26, 2012 to September 30, 2012 and not in any prior periods.

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

See Note 4 for additional information regarding investments.

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

The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

“Level 1” - Valuations are based on unadjusted quoted prices in active markets that Alleghany has the ability to access for identical, unrestricted assets, and do not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Alleghany’s Level 1 assets include publicly traded common stocks and mutual funds where Alleghany’s valuations are based on quoted market prices.

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

•

“Level 3” - Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Alleghany’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, Alleghany considers factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Some Level 3 valuations are based entirely on non-binding broker quotes. These securities consist primarily of mortgage and asset-backed securities where reliable pool and loan level collateral information cannot be reasonably obtained. Assets classified as Level 3 principally include certain residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), other asset-backed securities, and partnership investments.

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

See Note 3 for additional information regarding fair value.

(d) Cash

Cash includes all deposit balances with a bank that are available for immediate withdrawal, whether interest-bearing or non-interest bearing.

(e) Premiums and Unearned Premiums

Premiums are recognized as revenue on a pro rata basis over the term of an insurance policy. Assumed reinsurance premiums written and earned are based on reports received from ceding companies for pro rata treaty contracts and are generally recorded as written based on contract terms for excess-of-loss treaty contracts. Premiums are earned ratably over the terms of the related coverages.

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

(f) Reinsurance Ceded

Reinsurance is used to mitigate the exposure to losses, manage capacity and protect capital resources. Reinsuring loss exposures does not relieve a ceding entity from its obligations to policyholders. Reinsurance recoverables (including amounts related to claims incurred but not reported) and ceded unearned premiums are reported as assets. To minimize exposure to losses from a reinsurer’s inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter. In addition to considering the financial condition of a reinsurer, the collectibility of the reinsurance recoverables is evaluated (and where appropriate, whether an allowance for estimated uncollectible reinsurance recoverables is to be established), based upon a number of other factors. Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held, and other relevant factors. To the extent that an allowance for uncollectible reinsurance recoverable is established, amounts deemed to be uncollectible are written off against the allowance for estimated uncollectible reinsurance recoverables. Alleghany currently has no allowance for uncollectible reinsurance recoverables. See Note 5 for additional information on reinsurance ceded.

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

See Note 1(q) and Note 2 for additional information on goodwill and other intangible assets.

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

See Note 9 for additional information on income taxes.

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

Although the reserving process is difficult for insurance companies, the inherent uncertainties of estimating loss reserves are even greater for reinsurers, due primarily to a lag in claims reporting, the longer-term nature of much of the reinsurance business, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims, and differing reserving practices among ceding companies, which may change without notice. Alleghany writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess liability business for classes such as medical malpractice, directors and officers (“D&O”) liability, errors and omissions liability and general casualty. Claims from such classes can exhibit greater volatility over time than most other classes due to their low frequency, high severity nature and loss cost trends that are more difficult to predict. Net loss and LAE also include amounts for risks relating to asbestos-related illnesses and environmental impairment. See Notes 6 and 12(d) for additional information on loss reserves.

(l) Earnings Per Share of Common Stock

Basic earnings per share of common stock is based on the average number of shares of common stock, par value $1.00 per share, of Alleghany (“Common Stock”) outstanding during the period, retroactively adjusted for stock dividends. Diluted earnings per share of Common Stock are based on those shares used to calculate basic earnings per share of Common Stock plus the dilutive effect of stock-based compensation awards, retroactively adjusted for stock dividends. See Note 11 for additional information on earnings per share.

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

See Note 8 for additional information on the Senior Notes.

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

Future Application of Accounting Standards

In July 2012, the FASB issued revised guidance on the testing of certain intangible assets for impairment. This guidance simplifies how an entity tests for impairment of intangible assets other than goodwill, such as licenses and trade names, that are determined to have an indefinite life. The revised guidance allows an entity to first make a qualitative assessment to determine whether it is necessary to perform quantitative testing. Based on the results of such assessment, an entity will only be required to perform quantitative testing if it is more likely than not that the asset is impaired. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Alleghany will adopt this guidance in the fourth quarter of 2012, and Alleghany currently does not believe that the implementation will have a material impact on its results of operations and financial condition.

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

Pursuant to the terms of the Merger Agreement, on the Acquisition Date, stockholders of Old Transatlantic were entitled to receive, in exchange for each share of Old Transatlantic common stock held, either shares of Common Stock or cash consideration with a value equal to approximately $61.14 (“Per Share Consideration”), which was the sum of (i) 0.145 multiplied by the average of the closing sales prices on the New York Stock Exchange for Common Stock during the five trading days ending the day before the Acquisition Date (the “Average Closing Price”) and (ii) $14.22, as more fully described in the Merger Agreement. In total, Alleghany paid to the stockholders of Old Transatlantic consideration of approximately $3.5 billion, consisting of cash consideration of $816.0 million and stock consideration of 8,360,959 shares of Common Stock. The stock consideration is generally expected to be tax free to Old Transatlantic stockholders.

Following the Acquisition Date, the Alleghany board of directors consisted of all 11 members from its pre-merger board of directors and three additional members (the “Continuing Directors”) who had served on the board of directors of Old Transatlantic.

Alleghany incurred due diligence, legal, investment banking and other merger-related costs (“Transaction Costs”) of $33.8 million in the first nine months of 2012, including $18.0 million payable to Alleghany’s investment bankers, in connection with the merger. Alleghany also incurred $19.3 million of Transaction Costs in the fourth quarter of 2011 in connection with the merger. Transaction Costs are reported as a component of corporate administration expense.

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

The excess of the fair value of the net assets acquired over the purchase price was recorded as a gain on bargain purchase of $494.9 million and is shown as a separate component of revenues in the statement of earnings for the nine months ended September 30, 2012. The gain on bargain purchase determination is consistent with the fact that prior to the merger, Old Transatlantic’s shares of common stock, similar to shares of certain other reinsurance and insurance companies, traded at a discount to book value per common share.

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

Pursuant to the terms of the Merger Agreement, each outstanding Old Transatlantic restricted stock unit (including performance-based Old Transatlantic restricted stock units) held by current or former employees or non-employee directors of Old Transatlantic was converted into the right to receive a cash payment in an amount equal to the Per Share Consideration, with the same terms and conditions as were applicable under such restricted stock unit prior to its conversion, that was: (i) deemed notionally invested in the equity of Transatlantic, referred to as “book value units;” (ii) with respect to the Continuing Directors, deemed notionally invested in Common Stock; or (iii) maintained in a cash account while continuing to vest on the existing vesting schedule. As of the Acquisition Date, the value of the Transatlantic restricted stock units was determined to be $49.5 million, of which $1.1 million was paid by Alleghany in the first nine months of 2012 with the remainder expected to be paid over the next three years.

Prior to the Acquisition Date, Old Transatlantic established a liability for its stock option and restricted stock awards that was previously accounted for as equity, and this liability is reflected in the net book value of net assets acquired prior to fair value adjustments.

An explanation of the adjustments for fair value is as follows:

•	Deferred acquisition costs - Elimination of Transatlantic’s deferred acquisition costs asset.

•	Intangible assets - Establish fair value of intangible assets related to Transatlantic (see below for additional detail).

•	Net deferred tax assets - Adjustment to deferred tax assets, net, related to fair value adjustments. See Note 9 for additional information on net deferred tax assets.

•	All other assets - Elimination of Transatlantic’s carried goodwill, deferred debt issuance costs, allowance for doubtful accounts and the recording of fair value adjustments to other asset categories.

•

Transatlantic Senior Notes - Adjustments of the Transatlantic Senior Notes to their estimated fair value based on prevailing interest rates and other factors as of the Acquisition Date. See Note 8(b) for additional information on the Transatlantic Senior Notes.

The net intangible assets (liabilities) included in “intangible assets” in the table above, and as of September 30, 2012, consist of the following (in millions):

	Amount	Economic Useful Life
Value of business in-force	$291.4	One Year
Loss and LAE reserves	(98.8)	15 years
State and foreign insurance licenses	19.0	Indefinite
Trade name	50.0	Indefinite
Renewal rights	44.0	14 years
Leases	(28.1)	10 years
Gain contingency on dispute previously in arbitration	36.0	As settled
Internally-developed software	10.0	2.5 years

Net intangible assets, before amortization, as of the Acquisition Date	$323.5
Amortization (from the Acquisition Date through September 30, 2012)	(210.8)
Settlement of gain contingency on dispute previously in arbitration	(36.0)

Net intangible assets, after amortization, as of September 30, 2012	$76.7

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

•

State and foreign insurance licenses - Addition of the estimated fair value of identifiable intangible assets resulting from the merger arising from the ability to write reinsurance in all 50 U.S. states and the District of Columbia and various foreign jurisdictions.

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

•

Gain contingency on dispute previously in arbitration - Estimated minimum recovery, net of estimated legal costs, from a dispute between Transatlantic and American International Group, Inc. (“AIG”) previously in arbitration, which was subsequently settled in the third quarter of 2012. See Note 12(a) for further discussion of the dispute previously in arbitration.

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

(d) Financial Results

The following information summarizes the results of Transatlantic since the Acquisition Date that have been included within Alleghany’s Consolidated Statements of Earnings and Comprehensive Income (in millions):

	Three Months Ended September 30, 2012	For the Period from March 6, 2012 to September 30, 2012
Revenues
Net premiums earned	$881.1	$2,017.5
Net investment income	66.3	155.5
Net realized capital gains	(7.7)	(0.7)
Other than temporary impairment losses	—	—
Gain on bargain purchase	—	—
Other income	24.0	24.7

Total revenues	963.7	2,197.0

Costs and Expenses
Net loss and loss adjustment expenses	562.5	1,271.0
Commissions, brokerage and other underwriting expenses	181.1	377.3
Other operating expenses	28.6	53.6
Corporate administration	—	—
Amortization of intangible assets	72.5	210.8
Interest expense	12.4	28.1

Total costs and expenses	857.1	1,940.8

Earnings before income taxes	106.6	256.2
Income taxes	21.1	50.9

Net earnings	$85.5	$205.3

(e) Supplemental Pro Forma Information

Transatlantic’s results have been included in Alleghany’s Consolidated Financial Statements from the Acquisition Date to September 30, 2012. The following pro forma financial information for the nine months ended September 30, 2012 and 2011 is presented for informational purposes only and is not necessarily indicative of the results that would have occurred had the merger been consummated at the beginning of each period presented, nor is it necessarily indicative of future results. Significant assumptions used to determine pro forma results include amortization of intangible assets related to the merger and the assumption that Alleghany’s acquisition of Transatlantic occurred on January 1 of each of the respective periods (“Pro Forma Acquisition Dates”). Transaction Costs and gain on bargain purchase that are included in Alleghany’s financial statements have not been included in the unaudited pro forma consolidated information. The table presents unaudited pro forma consolidated information for the nine months ended September 30, 2012 and 2011 (in millions, except per share data):

	Pro Forma Nine Months Ended September 30,
	2012	2011
Total revenues(1)	$3,802.9	$3,953.8
Net earnings (losses)(1)(2)	358.1	(10.8)

Basic earnings per share	$21.16	$(0.62)

(1)	Among other adjustments, reflects an increase in amortization expense on Transatlantic’s AFS debt securities resulting from the adjustment of amortized cost to their fair value as of the Pro Forma Acquisition Dates. Such adjustment reduced the net investment income of Transatlantic.
(2)	Among other adjustments, reflects adjustments to amortization expense on the Transatlantic Senior Notes resulting from the adjustment to their fair value as of the Pro Forma Acquisition Dates. Such adjustment reduced the interest expense of Transatlantic. See Note 8(b) for additional information on the Transatlantic Senior Notes. Also reflects adjustments to amortization expense associated with intangible assets arising from the merger.

The decrease in pro forma revenues in the first nine months of 2012 from the first nine months of 2011 reflects a decrease in Transatlantic’s revenues primarily due to lower net premiums earned and lower net investment income, partially offset by an increase in Alleghany’s revenues primarily due to higher net realized capital gains and an increase in net premiums earned from the insurance segment.

The increase in pro forma net earnings in the first nine months of 2012 from the first nine months of 2011 reflects significantly lower catastrophe losses incurred by Transatlantic, and, to a lesser extent, an increase in Alleghany’s net realized capital gains in the first nine months of 2012, partially offset by a reduction of Transatlantic’s revenues primarily due to lower net premiums earned and lower net investment income.

The pro forma results include Transatlantic’s pre-tax catastrophe losses, net of reinsurance and reinstatement premiums, of $54.0 million and $682.5 million in the first nine months of 2012 and 2011, respectively. Of the $54.0 million of catastrophe losses incurred in the first nine months of 2012, $53.7 million were incurred by Old Transatlantic prior to the Acquisition Date and are not included in Alleghany’s GAAP net earnings for the nine month period ending September 30, 2012. In addition, Transatlantic recorded pre-tax losses and LAE of $19.0 million in the first nine months of 2012 related to the capsizing of the luxury liner, Costa Concordia, off the coast of Italy, of which $15.8 million was incurred by Old Transatlantic prior to the Acquisition Date and are not included in Alleghany’s GAAP net earnings for the nine month period ending September 30, 2012.

(f) Goodwill and Intangible Assets

The amount of goodwill and intangible assets, net of accumulated amortization expense, reported on Alleghany’s consolidated balance sheets as of September 30, 2012 and December 31, 2011 is as follows (in millions):

	September 30, 2012			December 31, 2011(1)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value(2)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value(2)
Insurance segment(3) – Goodwill	$48.1	$—	$48.1	$48.1	$—	$48.1

Insurance segment – Intangible assets:
Agency relationships	21.7	7.8	13.9	21.7	7.1	14.6
State insurance licenses	25.8	—	25.8	25.8	—	25.8
Trade name	35.5	—	35.5	35.5	—	35.5
Brokerage and reinsurance relationships	33.8	20.8	13.0	33.8	19.1	14.7
Renewal and distribution rights	24.3	24.2	0.1	24.3	24.0	0.3
Other	4.1	4.1	—	4.1	4.1	—

Total insurance segment intangibles	145.2	56.9	88.3	145.2	54.3	90.9

Total insurance segment goodwill and other intangibles	$193.3	$56.9	$136.4	$193.3	$54.3	$139.0

Reinsurance segment(3) – Intangible assets:
Value of business in-force	$291.4	$222.2	$69.2	$—	$—	$—
Loss and LAE reserves	(98.8)	(13.3)	(85.5)	—	—	—
State and foreign insurance licenses	19.0	—	19.0	—	—	—
Trade name	50.0	—	50.0	—	—	—
Renewal rights	44.0	1.3	42.7	—	—	—
Leases	(28.1)	(1.6)	(26.5)	—	—	—
Gain contingency on dispute previously in arbitration(5)	—	—	—	—	—	—
Internally-developed software	10.0	2.2	7.8	—	—	—

Total reinsurance segment intangibles	$287.5	$210.8	$76.7	$—	$—	$—

Corporate activities(3)(4) – Goodwill	$34.4	$—	$34.4	$—	$—	$—

Corporate activities(4) – Intangible assets:
Trade name	0.4	—	0.4	—	—	—
Other	0.3	—	0.3	—	—	—

Total corporate activities intangibles	0.7	—	0.7	—	—	—

Total corporate activities goodwill and other intangibles	$35.1	$—	$35.1	$—	$—	$—

Alleghany consolidated goodwill and other intangibles	$515.9	$267.7	$248.2	$193.3	$54.3	$139.0

(1)	See Note 4 of Notes to Consolidated Financial Statements set forth in Item 8 of the 2011 10-K for additional detail on goodwill and other intangible assets.
(2)	Goodwill and intangible assets have been reduced by amounts written-down in prior periods. See Note 4(a) of Notes to Consolidated Financial Statements set forth in Item 8 of the 2011 10-K for additional detail on amounts written-down in prior periods.
(3)	See Note 13 for additional detail on Alleghany’s segments of business.
(4)	Represents goodwill and other intangible assets related to the acquisition of Bourn & Koch on April 26, 2012, which was purchased for $55.0 million, including estimated contingent consideration of $8.0 million based on future profitability.
(5)

In connection with its accounting for the acquisition of Transatlantic, Alleghany established an asset of $36.0 million, representing an estimate based on the minimum recovery previously agreed to by the parties, net of estimated legal costs. On

January 26, 2012, Transatlantic reached an agreement with AIG to settle and mediate a dispute previously in arbitration. On July 20, 2012, in accordance with the agreement between the parties, a mediator awarded Transatlantic a settlement payment of $75.0 million. A pre-tax net benefit of approximately $23.5 million resulting from this settlement was recorded as other income in the third quarter and first nine months of 2012, representing the portion of the settlement payment above the minimum recovery, net of additional estimated legal costs.

3.	Fair Value of Financial Instruments

The carrying values and estimated fair values of Alleghany’s consolidated financial instruments as of September 30, 2012 and December 31, 2011 were as follows (in millions):

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Investments (excluding equity method investments)(1)	$18,116.0	$18,116.0	$4,670.6	$4,670.6

Liabilities
Senior Notes(2)	$1,815.7	$1,974.2	$299.0	$314.8

(1)	This table includes AFS investments (debt and equity securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method (including Homesite, ORX and other equity method investments) and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 for additional information on the Senior Notes.

Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of September 30, 2012 and December 31, 2011 were as follows (in millions):

	Level 1	Level 2	Level 3	Total
As of September 30, 2012
Equity securities:
Common stock(1)	$1,504.6	$—	$—	$1,504.6
Preferred stock	—	—	—	—

Total equity securities	1,504.6	—	—	1,504.6

Debt securities:
U.S. Government obligations	—	486.2	—	486.2
Municipal bonds	—	6,563.9	—	6,563.9
Foreign government obligations	—	838.4	—	838.4
U.S. corporate bonds	—	3,485.5	31.3	3,516.8
Foreign corporate bonds	—	2,203.7	—	2,203.7
Mortgage and asset-backed securities:
RMBS(2)	—	1,918.1	57.8	1,975.9
CMBS	—	416.3	77.6	493.9
Other asset-backed securities	—	250.9	6.8	257.7

Total debt securities	—	16,163.0	173.5	16,336.5
Short-term investments	—	235.1	—	235.1
Other invested assets (excluding equity method investments)(3)	—	—	39.8	39.8

Total investments (excluding equity method investments)	$1,504.6	$16,398.1	$213.3	$18,116.0

Senior Notes	$—	$1,974.2	$—	$1,974.2

	Level 1	Level 2	Level 3	Total
As of December 31, 2011
Equity securities:
Common stock(1)	$871.0	$—	$—	$871.0
Preferred stock	—	—	—	—

Total equity securities	871.0	—	—	871.0

Debt securities:
U.S. Government obligations	267.8	—	—	267.8
Municipal bonds	—	1,113.6	—	1,113.6
Foreign government obligations	—	—	—	—
U.S. corporate bonds	—	354.1	—	354.1
Foreign corporate bonds	—	83.5	—	83.5
Mortgage and asset-backed securities:
RMBS(2)	—	497.3	—	497.3
CMBS	—	144.7	—	144.7
Other asset-backed securities	—	218.5	—	218.5

Total debt securities	267.8	2,411.7	—	2,679.5
Short-term investments	54.3	1,042.2	—	1,096.5
Other invested assets (excluding equity method investments)(3)	—	—	23.6	23.6

Total investments (excluding equity method investments)	$1,193.1	$3,453.9	$23.6	$4,670.6

Senior Notes	$—	$314.8	$—	$314.8

(1)	Of the $1,504.6 million and $871.0 million of fair value as of September 30, 2012 and December 31, 2011, respectively, $572.8 million and $573.3 million, respectively, related to certain energy sector businesses.
(2)	Includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(3)	Includes partnership investments accounted for on an AFS basis.

In the three months ended September 30, 2012, there was a transfer of $41.9 million of CMBS-related securities from Level 2 to Level 3 that was principally due to a decrease in observable inputs related to the valuation of such securities. In addition, in the nine months ended September 30, 2012, there was a transfer of $267.8 million of U.S. Government obligation-related securities from Level 1 to Level 2, reflecting a change in Alleghany’s classification practice for such securities, effective January 1, 2012, based on a review of trading activity. There were no other transfers among Levels 1, 2 or 3.

The following tables present reconciliations of the changes during the nine months ended September 30, 2012 in Level 3 assets measured at fair value (in millions):

	Debt Securities
			Mortgage and asset-backed
Nine Months Ended September 30, 2012	Foreign Government Obligations	U.S. Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
Balance January 1, 2012	$—	$—	$—	$—	$—	$23.6	$23.6

Net realized/unrealized gains (losses) included in:
Net earnings(2)	—	—	3.7	1.0	0.1	(0.2)	4.6
Other comprehensive income	—	0.5	5.1	—	0.2	2.2	8.0
Purchases(3)	—	31.5	55.1	37.2	6.5	16.7	147.0
Sales	—	—	—	—	—	(2.5)	(2.5)
Issuances	—	—	—	—	—	—	—
Settlements	—	(0.7)	(6.1)	(2.5)	—	—	(9.3)
Transfers into Level 3(4)	—	—	—	41.9	—	—	41.9
Transfers out of Level 3	—	—	—	—	—	—	—

Balance September 30, 2012	$—	$31.3	$57.8	$77.6	$6.8	$39.8	$213.3

(1)	Includes partnership investments accounted for on an AFS basis.
(2)	There were no OTTI losses recorded in net earnings related to level 3 instruments still held as of September 30, 2012.
(3)	Principally consists of Level 3 assets acquired as part of the merger.
(4)	Principally due to a decrease in observable inputs related to the valuation of such securities.

Net unrealized losses related to Level 3 investments as of September 30, 2012 and December 31, 2011 were not material.

See Note 1(c) for Alleghany’s accounting policy on fair value.

4.	Investments

(a) Unrealized Gains and Losses

The amortized cost or cost and the fair value of AFS securities as of September 30, 2012 and December 31, 2011 are summarized as follows (in millions):

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2012
Equity securities:
Common stock*	$1,457.8	$86.8	$(40.0)	$1,504.6
Preferred stock	—	—	—	—

Total equity securities	1,457.8	86.8	(40.0)	1,504.6

Debt securities:
U.S. Government obligations	476.0	10.3	(0.1)	486.2
Municipal bonds	6,380.4	185.5	(2.0)	6,563.9
Foreign government obligations	821.9	16.5	—	838.4
U.S. corporate bonds	3,445.3	71.9	(0.4)	3,516.8
Foreign corporate bonds	2,150.7	53.4	(0.4)	2,203.7
Mortgage and asset-backed securities:
RMBS	1,911.1	68.6	(3.8)	1,975.9
CMBS	471.0	24.6	(1.7)	493.9
Other asset-backed securities	252.5	5.2	—	257.7

Total debt securities	15,908.9	436.0	(8.4)	16,336.5
Short-term investments	235.1	—	—	235.1

Total	$17,601.8	$522.8	$(48.4)	$18,076.2

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2011
Equity securities:
Common stock*	$775.8	$121.4	$(26.2)	$871.0
Preferred stock	—	—	—	—

Total equity securities	775.8	121.4	(26.2)	871.0

Debt securities:
U.S. Government obligations	260.6	7.2	—	267.8
Municipal bonds	1,038.2	75.7	(0.3)	1,113.6
Foreign government obligations	—	—	—	—
U.S. corporate bonds	341.8	14.4	(2.1)	354.1
Foreign corporate bonds	81.8	2.2	(0.5)	83.5
Mortgage and asset-backed securities:
RMBS	467.7	31.0	(1.4)	497.3
CMBS	133.5	13.0	(1.8)	144.7
Other asset-backed securities	215.3	3.3	(0.1)	218.5

Total debt securities	2,538.9	146.8	(6.2)	2,679.5
Short-term investments	1,096.5	—	—	1,096.5

Total	$4,411.2	$268.2	$(32.4)	$4,647.0

*	Of the $1,504.6 million and $871.0 million of fair value as of September 30, 2012 and December 31, 2011, respectively, $572.8 million and $573.3 million, respectively, related to certain energy sector businesses.

(b) Contractual Maturity

The amortized cost and estimated fair value of debt securities as of September 30, 2012 by contractual maturity are shown below (in millions). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost or Cost	Fair Value
Short-term investments due in one year or less	$235.1	$235.1

Mortgage and asset-backed securities*	2,634.6	2,727.5
Debt securities with maturity dates:
One year or less	627.9	629.6
Over one through five years	4,945.6	5,025.7
Over five through ten years	3,991.4	4,136.0
Over ten years	3,709.4	3,817.7

Total debt securities	15,908.9	16,336.5

Equity securities	1,457.8	1,504.6

Total	$17,601.8	$18,076.2

*	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

Net investment income for the three and nine months ended September 30, 2012 and 2011 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income	$88.2	$25.2	$218.2	$76.2
Dividend income	8.3	9.6	14.5	29.8
Investment expenses	(3.7)	(1.5)	(11.6)	(4.8)
Equity income (losses) of Homesite	(2.9)	(9.6)	9.5	(16.7)
Equity (losses) of ORX	(0.9)	(1.2)	(4.2)	(3.4)
Other investment income	1.5	(0.4)	8.2	1.1

Total	$90.5	$22.1	$234.6	$82.2

As of September 30, 2012, non-income producing invested assets were insignificant.

(d) Realized Gains and Losses

The proceeds from sales of AFS securities were $0.6 billion and $0.3 billion for the three months ended September 30, 2012 and 2011, respectively, and $1.9 billion and $0.8 billion in the nine months ended September 30, 2012 and 2011, respectively.

Realized capital gains and losses in the nine months ended September 30, 2012 and 2011 arose primarily from the sales of equity securities and include $63.1 million of capital gains from the sales of shares of common stock of Exxon Mobil Corporation in January 2012. The amount of gross realized capital gains and gross realized capital losses of AFS securities (primarily equity securities) for the three and nine months ended September 30, 2012 and 2011 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross realized capital gains	$18.2	$24.7	$132.1	$73.2
Gross realized capital losses	(5.8)	(2.0)	(12.3)	(9.3)

Net realized capital gains	$12.4	$22.7	$119.8	$63.9

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

OTTI losses for the nine months ended September 30, 2012 reflect $2.9 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $2.9 million incurred during the nine months ended September 30, 2012, $1.7 million related to equity securities (primarily in the energy sector), and $1.2 million related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the duration of the decline in fair value of such security relative to their cost as of the balance sheet date.

OTTI losses for the nine months ended September 30, 2011 reflect $2.8 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $2.8 million incurred during the nine months ended September 30, 2011, $2.6 million related to equity security holdings (primarily in the materials sector), and $0.2 million related to debt securities. Of the $2.8 million of impairment losses, all was incurred in the third quarter of 2011. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the declines in fair value of such securities relative to their cost as of the balance sheet date.

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of September 30, 2012 were deemed to be temporary, based on, among other things:

(i)	the duration of time and the relative magnitude to which fair values of these investments has been below cost was not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for twelve months or more as of September 30, 2012);

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

(f) Aging of Gross Unrealized Losses

As of September 30, 2012 and December 31, 2011, gross unrealized investment losses and related fair values for debt securities and equity securities, grouped by length of time in a continuous unrealized loss position, were as follows (in millions):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of September 30, 2012
Debt securities:
U.S. Government obligations	$23.6	$0.1	$—	$—	$23.6	$0.1
Municipal bonds	375.2	1.7	5.4	0.3	380.6	2.0
Foreign government obligations	40.5	—	—	—	40.5	—
U.S. corporate bonds	112.5	0.4	—	—	112.5	0.4
Foreign corporate bonds	68.7	0.4	—	—	68.7	0.4
Mortgage and asset-backed securities:
RMBS	78.9	3.8	1.2	—	80.1	3.8
CMBS	23.7	0.2	8.4	1.5	32.1	1.7
Other asset-backed securities	3.5	—	0.3	—	3.8	—

Total debt securities	726.6	6.6	15.3	1.8	741.9	8.4

Equity securities:
Common stock	632.6	40.0	—	—	632.6	40.0
Preferred stock	—	—	—	—	—	—

Total equity securities	632.6	40.0	—	—	632.6	40.0

Total temporarily impaired securities	$1,359.2	$46.6	$15.3	$1.8	$1,374.5	$48.4

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2011
Debt securities:
U.S. Government obligations	$—	$—	$—	$—	$—	$—
Municipal bonds	—	—	6.8	0.3	6.8	0.3
Foreign government obligations	—	—	—	—	—	—
U.S. corporate bonds	47.4	1.8	5.1	0.3	52.5	2.1
Foreign corporate bonds	7.6	0.3	6.1	0.2	13.7	0.5
Mortgage and asset-backed securities:
RMBS	4.2	0.1	18.7	1.3	22.9	1.4
CMBS	7.8	0.3	8.5	1.5	16.3	1.8
Other asset-backed securities	21.4	0.1	0.5	—	21.9	0.1

Total debt securities	88.4	2.6	45.7	3.6	134.1	6.2

Equity securities:
Common stock	275.5	26.2	—	—	275.5	26.2
Preferred stock	—	—	—	—	—	—

Total equity securities	275.5	26.2	—	—	275.5	26.2

Total temporarily impaired securities	$363.9	$28.8	$45.7	$3.6	$409.6	$32.4

As of September 30, 2012, Alleghany held a total of 204 debt and equity securities that were in an unrealized loss position, of which 9 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. Unrealized losses associated with debt securities consisted primarily of RMBS, municipal bonds and CMBS.

As of September 30, 2012, substantially all of Alleghany’s debt securities were rated investment grade, with approximately 1.4 percent of debt securities having issuer credit ratings that were below investment grade or not rated.

(g) Statutory Deposits

Investments with fair values of $973.6 million as of September 30, 2012, the substantial majority of which were debt and equity securities, were deposited with governmental authorities as required by law.

5.	Reinsurance Ceded

(a) Overview

Alleghany reinsures portions of the risks it underwrites in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines, improve risk-adjusted portfolio returns, and enable Alleghany to increase gross premium writings and risk capacity without requiring additional capital. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, Alleghany’s reinsurance and insurance operating units would remain liable for such reinsurance portion not paid by their reinsurers.

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

(b) Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverables. Such balances as of September 30, 2012 and December 31, 2011 consist of the following (in millions):

	September 30, 2012	December 31, 2011
Reinsurance recoverables on paid losses	$39.3	$21.0
Ceded outstanding loss and LAE	1,232.3	831.8

Total reinsurance recoverables	$1,271.6	$852.8

Information regarding concentration of Alleghany’s reinsurance recoverables and the ratings profile of its reinsurers as of September 30, 2012 is as follows (dollars in millions):

Reinsurer(1)	Rating(2)	Amount	Percentage
Swiss Reinsurance Company	A+(Superior)	$162.2	12.8%
American International Group, Inc.	A (Excellent)	107.6	8.5
Platinum Underwriters Holdings, Ltd.	A (Excellent)	95.7	7.5
PartnerRe Ltd.	A+(Superior)	90.8	7.1
Syndicates at Lloyd’s of London	A (Excellent)	75.3	5.9
All other reinsurers(3)		740.0	58.2

Total reinsurance recoverables		$1,271.6	100.0%

Secured reinsurance recoverables(4)		$179.9	14.1%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Approximately 92.1 percent of Alleghany’s reinsurance recoverables balance as of September 30, 2012 was due from reinsurers having an A.M. Best Company financial strength rating of “A” (Excellent) or higher.
(4)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

Alleghany had no allowance for uncollectible reinsurance as of September 30, 2012 or December 31, 2011.

Reinsured loss and LAE ceded included in Alleghany’s consolidated statements of earnings were $157.2 million and $84.4 million for the nine months ended September 30, 2012 and 2011, respectively.

(c) Premiums written and earned

The following table indicates property and casualty premiums written and earned for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross premiums written – direct	$280.6	$256.0	$933.3	$836.2
Gross premiums written – assumed*	895.8	14.4	2,145.5	44.4
Ceded premiums written*	(133.9)	(80.5)	(378.4)	(279.5)

Net premiums written	$1,042.5	$189.9	$2,700.4	$601.1

Gross premiums earned – direct	$296.0	$267.7	$855.2	$796.5
Gross premiums earned – assumed*	943.3	14.0	2,134.3	30.3
Ceded premiums earned*	(146.5)	(91.5)	(366.6)	(271.7)

Net premiums earned	$1,092.8	$190.2	$2,622.9	$555.1

*	Amounts for the nine months ended September 30, 2012 include Transatlantic amounts from the Acquisition Date through September 30, 2012. See Note 2 for additional information on Transatlantic.

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

On May 1, 2012, RSUI placed its catastrophe reinsurance program for the 2012-2013 period. The new catastrophe reinsurance program provides coverage in three layers for $500.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 60.0 percent co-participation by RSUI (compared with 47.0 percent co-participation under the expired program), in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5.0 percent co-participation by RSUI (the same percent co-participation under the expired program), in excess of $200.0 million. RSUI expanded the new catastrophe reinsurance program to provide a new third layer of coverage of $100 million in excess of $500 million, with no co-participation by RSUI. In addition, RSUI’s property per risk reinsurance program for the 2012-2013 period provides RSUI with coverage for $90.0 million of losses, before a 10.0 percent co-participation by RSUI, in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance.

6.	Liability for Loss and LAE

Activity in liability for loss and LAE in the first nine months of 2012 and 2011 is summarized as follows (in millions):

	Nine Months Ended September 30,
	2012	2011
Reserves as of January 1	$2,313.0	$2,328.7
Less: reinsurance recoverables(1)	831.8	847.4

Net reserves	1,481.2	1,481.3

Reserves acquired(2)	9,156.1	—

Incurred loss, net of reinsurance, related to:
Current year(3)	1,594.6	344.9
Prior years	(6.8)	(29.5)

Total incurred loss and LAE, net of reinsurance	1,587.8	315.4

Paid loss, net of reinsurance, related to:
Current year(3)	1,324.4	52.3
Prior years	285.1	257.0

Total paid loss and LAE, net of reinsurance	1,609.5	309.3

Foreign exchange effect(3)	(17.1)	—

Reserves, net of reinsurance recoverables, as of September 30	10,598.5	1,487.4
Reinsurance recoverables as of September 30(1)	1,232.3	840.8

Reserves, gross of reinsurance recoverables, as of September 30	$11,830.8	$2,328.2

(1)	Reinsurance recoverables in this table include only ceded loss reserves.
(2)	Represents the carrying value of Transatlantic’s net reserves acquired in the merger. Gross loss reserves and ceded loss reserves as of the Acquisition Date were $9,627.8 million and $471.7 million, respectively.
(3)	Includes amounts from Transatlantic from the Acquisition Date through September 30, 2012.

The increase in gross loss and LAE reserves in the first nine months of 2012 reflects the acquisition of Transatlantic.

7.	Credit Agreement

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

There were no borrowings under the Credit Agreement since its inception through September 30, 2012.

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

On September 20, 2010, Alleghany completed a public offering of $300.0 million aggregate principal amount of its 5.625% senior notes due on September 15, 2020 (“2020 Senior Notes”). The 2020 Senior Notes are unsecured and unsubordinated general obligations of Alleghany. Interest is payable semi-annually. The terms of the 2020 Senior Notes permit redemption prior to their maturity. The indenture under which the 2020 Senior Notes were issued contains covenants that impose conditions on Alleghany’s ability to create liens on, or engage in sales of, the capital stock of AIHL, Transatlantic or RSUI.

(b) Transatlantic Senior Notes

On December 14, 2005, Transatlantic completed a public offering of $750.0 million aggregate principal amount of its 5.75% senior notes due on December 14, 2015 (the “2015 Notes”). Prior to the Acquisition Date, a portion of the 2015 Notes was repurchased by Old Transatlantic. As of September 30, 2012, the outstanding principal amount was $667.0 million. On November 23, 2009, Transatlantic completed a public offering of $350.0 million aggregate principal amount of its 8.00% senior notes due on November 30, 2039 (the “2039 Notes”). The Transatlantic Senior Notes, consisting of the 2015 Notes and the 2039 Notes, are unsecured and unsubordinated general obligations of Transatlantic and are not guaranteed by Alleghany. Interest on each issuance of Transatlantic Senior Notes is payable semi-annually. The terms of the Transatlantic Senior Notes permit redemption prior to their maturity. The indentures under which the Transatlantic Senior Notes were issued contain covenants that impose conditions on Transatlantic’s ability to create liens on, or engage in sales of, the capital stock of certain of its subsidiaries, including TRC, TRZ or FAIRCO. As of the Acquisition Date, the Transatlantic Senior Notes were recorded at their estimated fair value of $1.1 billion, and resulted in an effective yield of approximately 3.0 percent for the 2015 Notes and 6.9 percent for the 2039 Notes. See Note 2 for additional information on Transatlantic and Note 3 for fair value information.

9.	Income Taxes

Income tax expense (benefit) consists of the following (in millions):

	Federal	State	Foreign	Total
Nine months ended September 30, 2012
Current	$154.3	$1.1	$(0.3)	$155.1
Deferred	(43.6)	0.2	—	(43.4)

	$110.7	$1.3	$(0.3)	$111.7

Nine months ended September 30, 2011
Current	$21.8	$1.2	$0.2	$23.2
Deferred	8.4	(0.3)	—	8.1

	$30.2	$0.9	$0.2	$31.3

The effective tax rate for the first nine months of 2012 was 12.3 percent, compared with 22.9 percent for the first nine months of 2011. The lower effective tax rate in the first nine months of 2012 primarily reflects the impact of the non-taxable gain on bargain purchase and, to a lesser extent, the impact of higher tax-exempt interest income generated by Transatlantic from the Acquisition Date through September 30, 2012, partially offset by the impact of higher taxable earnings in the first nine months of 2012 and the impact of certain non-deductible Transaction Costs. The gain on bargain purchase resulted in a significant increase in earnings before income taxes without a corresponding increase in income taxes, whereas certain non-deductible Transaction Costs resulted in losses before income taxes without a corresponding decrease in income taxes. As a result of these non-recurring, merger-related items, the effective tax rate for the first nine months of 2012 was reduced by a net 10.2 percentage points.

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of September 30, 2012 and December 31, 2011 are as follows (in millions):

	As of September 30, 2012	As of December 31, 2011
Deferred tax assets:
Loss and LAE reserves	$367.6	$58.9
Minimum tax credit carry forward	179.5	—
Compensation accruals	106.2	71.7
Unearned premiums	115.1	28.8
OTTI losses	8.5	10.5
Foreign tax credit carry forward	41.8	—
State net operating loss carry forward	15.2	15.2
Other	63.2	36.2

Gross deferred tax assets before valuation allowance	897.1	221.3
Valuation allowance	(15.2)	(15.2)

Gross deferred tax assets	881.9	206.1

Deferred tax liabilities:
Net unrealized gains on investments	166.0	81.9
Deferred acquisition costs	100.0	25.1
Purchase accounting adjustments	144.0	3.8
Other	22.6	14.3

Gross deferred tax liabilities	432.6	125.1

Net deferred tax assets	$449.3	$81.0

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

Alleghany’s income tax returns are not currently under examination by the Internal Revenue Service. Transatlantic’s income tax returns, which all relate to periods prior to the merger with Alleghany, are not currently under examination by the Internal Revenue Service. The following table lists the tax years of Alleghany and Transatlantic tax returns that remain subject to examination by major tax jurisdiction as of September 30, 2012:

Major Tax Jurisdiction	Open Tax Years
Australia	2008-2011
Canada	2008-2011
France	2009-2011
Japan	2010-2011
Switzerland	2011
United Kingdom	2009-2011
United States	2009-2011

Alleghany believes that, as of September 30, 2012, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There was no liability for interest or penalties accrued as of September 30, 2012.

10.	Regulations and Dividend Restrictions

Alleghany’s reinsurance and insurance operating units are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by them without prior approval of insurance regulatory authorities.

With respect to Transatlantic, its domestic operating subsidiaries could ordinarily pay dividends without regulatory approval based on statutory surplus. However, for a period of 24 months following the Acquisition Date, Transatlantic’s operating subsidiaries are prohibited from paying a dividend to Transatlantic in excess of $200.0 million in any given twelve month period without the prior approval of the New York State Department of Financial Services. From the Acquisition Date through September 30, 2012, TRC declared dividends of $100.0 million payable to Transatlantic.

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

The following is a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2012 and 2011 (in millions, except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net earnings	$125.4	$19.2	$794.9	$105.6
Effect of dilutive securities	—	(1.3)	0.2	(1.1)

Income available to common stockholders for diluted earnings per share	$125.4	$17.9	$795.1	$104.5

Weighted average common shares outstanding applicable to basic earnings per share	16,931,811	8,811,807	14,943,160	8,881,601
Effect of dilutive securities	—	10,749	19,855	9,858

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	16,931,811	8,822,556	14,963,015	8,891,459

Contingently issuable shares of 52,627 and 37,228 were potentially available during the first nine months of 2012 and 2011, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

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

On January 30, 2012, Alleghany and the other defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of these putative stockholder class actions against Alleghany, Merger Sub, Old Transatlantic, Old Transatlantic’s directors, and Allied World Assurance Company Holdings, among others. Pursuant to the terms of the proposed settlement, certain supplemental disclosures were made related to the merger. The memorandum of understanding contemplated that the parties would enter into a stipulation of settlement. On October 12, 2012, the parties entered into a stipulation of settlement that includes customary conditions, including court approval following notice to Old Transatlantic’s stockholders. A hearing on the settlement has been scheduled for January 10, 2013, at which the Court of Chancery of the State of Delaware will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the merger, the Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law), among other claims. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Court of Chancery of the State of Delaware for an award of attorneys’ fees and expenses not to exceed $0.5 million. Transatlantic will pay, or cause to be paid, any attorneys’ fees and expenses awarded by the Court of Chancery of the State of Delaware. There can be no assurance that the Court of Chancery of the State of Delaware will approve the settlement. In such event, the proposed settlement as contemplated by the stipulation of settlement may be terminated.

Settlement by Transatlantic with AIG

On January 26, 2012, Transatlantic reached an agreement with AIG to settle and mediate a dispute previously in arbitration, which arose as a result of losses claimed by Transatlantic from its participation in a securities lending program administered and managed by AIG. On July 20, 2012, in accordance with the agreement between the parties, a mediator awarded Transatlantic a settlement payment of $75.0 million with respect to the securities lending claim. In connection with its accounting for the acquisition of Transatlantic, Alleghany established an asset of $36.0 million, representing an estimate based on the minimum recovery previously agreed to by the parties, net of estimated legal costs. A pre-tax net benefit of approximately $23.5 million resulting from this settlement was recorded as other income in the third quarter and first nine months of 2012, representing the portion of the settlement payment above such minimum recovery, net of additional estimated legal costs.

(b) Indemnification Obligations

On July 14, 2005 (the “Closing Date”), Alleghany completed the sale of its world-wide industrial minerals business, World Minerals, Inc. (“World Minerals”), to Imerys USA, Inc. (the “Purchaser”), a wholly-owned subsidiary of Imerys, S.A., pursuant to a Stock Purchase Agreement, dated as of May 19, 2005, by and among the Purchaser, Imerys, S.A. and Alleghany (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Alleghany undertook certain indemnification obligations, including a general indemnification for breaches of representations and warranties set forth in the Stock Purchase Agreement (the “Contract Indemnification”), and a special indemnification (the “Products Liability Indemnification”) related to products liability claims arising from events that occurred during pre-closing periods, including the period of Alleghany ownership (the “Alleghany Period”). Under the terms of the Stock Purchase Agreement, with respect to products liability claims arising in respect of events occurring during the period prior to the Alleghany Period, Alleghany will provide indemnification at a rate of 100.0 percent for the first $100.0 million of losses arising from such claims, and at a rate of 50.0 percent for the next $100.0 million of such losses, so that Alleghany’s maximum indemnification obligation in respect of products liability claims relating to such period of time is $150.0 million. This indemnification obligation will expire on July 31, 2016. With respect to the Alleghany Period, based on its historical experience and other analyses, in July 2005, Alleghany established a $0.6 million reserve in connection with the Products Liability Indemnification for the Alleghany Period. Such reserve was approximately $0.1 million and $0.2 million as of September 30, 2012 and December 31, 2011, respectively. The Stock Purchase Agreement provides that Alleghany has no responsibility for products liability claims arising in respect of events occurring after the Closing Date, and that any products liability claims involving both pre-closing and post-closing periods will be apportioned on an equitable basis.

(c) Leases

Alleghany leases certain facilities, furniture and equipment under long-term lease agreements. In addition, certain land, office space and equipment are leased under non-cancelable operating leases that expire at various dates through 2022.

(d) Asbestos and Environmental Impairment Exposure

Loss and LAE include amounts for risks relating to asbestos-related illnesses and environmental impairment. As of September 30, 2012, such gross and net reserves were $511.2 million and $393.7 million, respectively, of which $497.7 million and $380.2 million, respectively, related to Transatlantic and $13.5 million and $13.5 million, respectively, related to CATA. The reserves carried for such claims, including the IBNR portion, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for asbestos-related and environmental impairment losses, particularly for those occurring in 1985 and prior, which represents the majority of Transatlantic’s asbestos-related illness and environmental impairment reserves. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other reasons. Further, possible changes in statutes, laws, regulations, theories of liability and other factors could have a material effect on these liabilities and, accordingly, future earnings.

(e) Equity Holdings Concentration

As of September 30, 2012 and December 31, 2011, Alleghany had a concentration of market risk in its AFS equity securities portfolio with respect to certain energy sector businesses of $572.8 million and $573.3 million, respectively. Of the $573.3 million, $254.3 million represented Alleghany’s ownership of common stock of Exxon Mobil Corporation. Alleghany subsequently sold all of its holdings in Exxon Mobil Corporation in January of 2012 and recorded a pre-tax gain of $63.1 million in the first nine months of 2012.

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

The reinsurance segment consists of property and casualty reinsurance operations conducted by Transatlantic’s reinsurance operating units (see Note 2 for additional information on Transatlantic) and is further reported by major product lines (“property” and “casualty & other”). Transatlantic provides property and casualty reinsurance to insurers and reinsurers through brokers and on a direct basis to ceding companies.

The insurance segment consists of property and casualty insurance operations conducted by AIHL through its insurance operating units RSUI, CATA and PCC. RSUI also writes a modest amount of business on an assumed basis, which is included in the insurance segment.

The primary components of “corporate activities” are Alleghany Properties, Alleghany’s investments in Homesite and ORX and strategic investments and other activities at the parent level. As of April 26, 2012, corporate activities also includes the operating results of Bourn & Koch. Corporate activities also includes interest expense associated with the Alleghany Senior Notes, whereas interest expense associated with the Transatlantic Senior Notes is included in “Total Segments.”

(b) Results

Segment results for Alleghany’s two reportable segments and for corporate activities for the three and nine months ended September 30, 2012 (which include Transatlantic from the Acquisition Date through September 30, 2012) and September 30, 2011 are shown in the tables below:

	Reinsurance Segment			Insurance Segment
Three Months Ended September 30, 2012	Property	Casualty & Other(1)	Total	RSUI	CATA	PCC	Total	Total Segments	Corporate Activities(2)	Consolidated
	(in millions)
Gross premiums written	$281.9	$604.6	$886.5	$248.9	$40.6	$6.3	$295.8	$1,182.3	$(5.9)	$1,176.4
Net premiums written	248.0	594.9	842.9	155.1	38.4	6.1	199.6	1,042.5	—	1,042.5

Net premiums earned	$264.7	$616.4	$881.1	$169.8	$37.0	$4.9	$211.7	$1,092.8	$—	$1,092.8
Net loss and LAE	103.7	458.8	562.5	82.9	23.1	4.5	110.5	673.0	—	673.0
Commissions, brokerage and other underwriting expenses	55.4	125.7	181.1	46.1	19.7	6.9	72.7	253.8	—	253.8

Underwriting profit (loss)(3)	$105.6	$31.9	$137.5	$40.8	$(5.8)	$(6.5)	$28.5	166.0	—	166.0

Net investment income								90.1	0.4	90.5
Net realized capital gains								12.4	—	12.4
OTTI losses								—	—	—
Gain on bargain purchase								—	—	—
Other income								24.2	9.6	33.8
Other operating expenses								36.3	11.1	47.4
Corporate administration								—	9.3	9.3

Amortization of intangible assets								73.3	—	73.3
Interest expense								12.5	9.3	21.8

Earnings before income taxes								$170.6	$(19.7)	$150.9

	Reinsurance Segment			Insurance Segment
Three Months Ended September 30, 2011	Property	Casualty & Other(1)	Total	RSUI	CATA	PCC	Total	Total Segments	Corporate Activities	Consolidated
	(in millions)
Gross premiums written	$—	$—	$—	$230.2	$38.8	$1.4	$270.4	$270.4	$—	$270.4
Net premiums written	—	—	—	151.8	36.6	1.5	189.9	189.9	—	189.9

Net premiums earned	$—	$—	$—	$152.2	$36.7	$1.3	$190.2	$190.2	$—	$190.2
Net loss and LAE	—	—	—	101.0	19.0	1.8	121.8	121.8	—	121.8
Commissions, brokerage and other underwriting expenses	—	—	—	44.1	17.6	6.5	68.2	68.2	—	68.2

Underwriting profit (loss)(3)	$—	$—	$—	$7.1	$0.1	$(7.0)	$0.2	0.2	—	0.2

Net investment income								29.7	(7.6)	22.1
Net realized capital gains								22.1	0.6	22.7
OTTI losses								(2.8)	—	(2.8)
Gain on bargain purchase								—	—	—
Other income								0.3	—	0.3
Other operating expenses								0.7	1.1	1.8
Corporate administration								—	2.7	2.7

Amortization of intangible assets								0.8	—	0.8
Interest expense								—	4.3	4.3

Earnings before income taxes								$48.0	$(15.1)	$32.9

	Reinsurance Segment			Insurance Segment
Nine Months Ended September 30, 2012	Property	Casualty & Other(1)	Total	RSUI	CATA	PCC	Total	Total Segments	Corporate Activities(2)	Consolidated
	(in millions)
Gross premiums written	$660.8	$1,436.1	$2,096.9	$861.4	$120.8	$12.6	$994.8	$3,091.7	$(12.9)	$3,078.8
Net premiums written	608.6	1,413.5	2,022.1	551.7	114.1	12.5	678.3	2,700.4	—	2,700.4

Net premiums earned	$603.6	$1,413.9	$2,017.5	$487.6	$107.3	$10.5	$605.4	$2,622.9	$—	$2,622.9
Net loss and LAE	215.5	1,055.5	1,271.0	239.8	67.0	10.0	316.8	1,587.8	—	1,587.8
Commissions, brokerage and other underwriting expenses	121.1	256.2	377.3	136.7	58.5	20.3	215.5	592.8	—	592.8

Underwriting profit (loss)(3)	$267.0	$102.2	$369.2	$111.1	$(18.2)	$(19.8)	$73.1	442.3	—	442.3

Net investment income								226.0	8.6	234.6
Net realized capital gains								81.2	38.6	119.8
OTTI losses								(2.9)	—	(2.9)
Gain on bargain purchase								—	494.9	494.9
Other income								25.2	18.2	43.4
Other operating expenses								73.9	24.0	97.9
Corporate administration								—	67.7	67.7

Amortization of intangible assets								213.4	—	213.4
Interest expense								28.2	18.3	46.5

Earnings before income taxes								$456.3	$450.3	$906.6

	Reinsurance Segment			Insurance Segment
Nine Months Ended September 30, 2011	Property	Casualty & Other(1)	Total	RSUI	CATA	PCC	Total	Total Segments	Corporate Activities	Consolidated
	(in millions)
Gross premiums written	$—	$—	$—	$763.1	$115.0	$2.5	$880.6	$880.6	$—	$880.6
Net premiums written	—	—	—	489.2	108.3	3.6	601.1	601.1	—	601.1

Net premiums earned	$—	$—	$—	$438.2	$113.9	$3.0	$555.1	$555.1	$—	$555.1
Net loss and LAE	—	—	—	236.3	60.6	18.5	315.4	315.4	—	315.4
Commissions, brokerage and other underwriting expenses	—	—	—	126.3	54.2	18.4	198.9	198.9	—	198.9

Underwriting profit (loss)(3)	$—	$—	$—	$75.6	$(0.9)	$(33.9)	$40.8	40.8	—	40.8

Net investment income								90.9	(8.7)	82.2
Net realized capital gains								63.3	0.6	63.9
OTTI losses								(2.8)	—	(2.8)
Gain on bargain purchase								—	—	—
Other income								0.6	0.9	1.5
Other operating expenses								16.1	2.9	19.0
Corporate administration								—	14.1	14.1

Amortization of intangible assets								2.5	—	2.5
Interest expense								0.1	13.0	13.1

Earnings before income taxes								$174.1	$(37.2)	$136.9

(1)	Casualty & other primarily consists of assumed: D&O liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Includes elimination of minor reinsurance activity between segments.
(3)	Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit enhances the understanding of its segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

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

Information associated with Alleghany’s foreign operations which relates to its reinsurance segment is as follows:

•	Foreign gross premiums written for the third quarter of 2012 and from the Acquisition Date through September 30, 2012 were $444.2 million and $1,046.6 million, respectively.

•

Foreign net premiums earned for the third quarter of 2012 and from the Acquisition Date through September 30, 2012 were $421.8 million and $989.1 million, respectively. The foreign country in which Alleghany generates the largest amount of premium revenues is the United Kingdom. Net premiums earned by the London office for the third quarter of 2012 and from the Acquisition Date through September 30, 2012 were $165.1 million and $381.9 million, respectively.

(d) Identifiable assets and equity

As of September 30, 2012, the identifiable assets of the reinsurance segment, insurance segment and corporate activities were $16.5 billion, $5.3 billion and $1.0 billion, respectively, of which cash and invested assets represented $14.4 billion, $3.8 billion and $0.8 billion, respectively. As of September 30, 2012, Alleghany’s equity attributable to the reinsurance segment, insurance segment and corporate activities was $4.4 billion, $2.1 billion and $0.1 billion, respectively.

(e) Concentration

From the Acquisition Date through September 30, 2012, three large international brokers accounted for approximately 34 percent, 26 percent and 17 percent of gross premiums written in the reinsurance segment.

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

•	the uncertain nature of damage theories and loss amounts;

•	the reliance by our reinsurance operating units on a limited number of brokers;

•	increases in the levels of risk retention by our reinsurance and insurance operating units;

•	the loss of key personnel;

•	fluctuation in foreign currency exchange rates;

•	the failure to comply with the restrictive covenants contained in the agreements governing our indebtedness;

•	the ability to make payments on, or repay or refinance, our debt;

•	the ability to successfully integrate Transatlantic’s operations and employees; and

•	risks inherent in international operations.

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

We believe our most critical accounting estimates are those with respect to the liability for unpaid loss and loss adjustment expense, or “LAE,” fair value measurements of certain financial assets, other than temporary impairment, or “OTTI,” losses on investments, goodwill and other intangible assets, and reinsurance premium revenues, as they require management’s most significant exercise of judgment on both a quantitative and qualitative basis in the preparation of our consolidated financial statements and accompanying notes. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our financial condition, results of operations, and cash flows would be affected, possibly materially.

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

Each of our reinsurance and insurance operating units establishes reserves on its balance sheet for unpaid loss and LAE related to its property and casualty reinsurance and insurance contracts. As of any balance sheet date, there are claims that have not yet been reported, and some claims may not be reported for many years after the date a loss occurs. As a result of this historical pattern, the liability for unpaid loss and LAE includes significant estimates for incurred but not reported, or “IBNR,” claims. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits, and certain claims may take years to settle, especially if legal action is involved. As a result, the liabilities for unpaid loss and LAE include significant judgments, assumptions and estimates made by management relating to the actual ultimate losses that will arise from the claims. Due to the inherent uncertainties in the process of establishing these liabilities, the actual ultimate loss from a claim is likely to differ, perhaps materially, from the liability initially recorded. The accounting policies that we use in connection with the establishment of these liabilities include critical accounting estimates.

As noted above, as of any balance sheet date, not all claims that have occurred have been reported to us, and if reported may not have been settled. The time period between the occurrence of a loss and the time it is settled is referred to as the “claim tail.” In general, actuarial judgments for shorter tailed lines of business generally have much less of an effect on the determination of the loss reserve amount than when those same judgments are made regarding longer tailed lines of business. Reported losses for the shorter tailed classes, such as property and certain marine and energy classes, generally reach the ultimate level of incurred losses in a relatively short period of time. Rather than having to rely on actuarial assumptions for many accident years, these assumptions are generally only relevant for the most recent accident years. Therefore, these assumptions tend to be less critical and the reserves calculated pursuant to these assumptions are subject to less variability for the shorter tailed lines of business.

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

Property insurance claims usually have a fairly short claim tail and, absent claim litigation, are typically reported and settled within no more than a few years of the date they occur. For short-tail lines, loss reserves consist primarily of reserves for reported claims. The process of recording quarterly and annual liabilities for unpaid loss and LAE for short-tail lines is primarily focused on maintaining an appropriate reserve level for reported claims and IBNR. Specifically, we assess the reserve adequacy of IBNR in light of such factors as the current levels of reserves for reported claims and expectations with respect to reporting lags, catastrophe events, historical data, legal developments, and economic conditions, including the effects of inflation.

Our insurance operating units provide coverage on both a claims-made and occurrence basis. Claims-made policies generally require that claims occur and be reported during the coverage period of the policy. Occurrence policies allow claims which occur during a policy’s coverage period to be reported after the coverage period, and as a result, these claims can have a very long claim tail, occasionally extending for decades. Casualty claims can have a very long claim tail, in certain situations extending for many years. In addition, casualty claims are more susceptible to litigation and the legal environment and can be significantly affected by changing contract interpretations, all of which contribute to extending the claim tail. For long-tail casualty lines of business, estimating the ultimate liabilities for unpaid loss and LAE is a more complex process and depends on a number of factors, including the line and volume of the business involved. For these reasons, our insurance operating units will generally use actuarial projections in setting reserves for all casualty lines of business.

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

The estimation of unpaid losses and LAE for our reinsurance operations is principally based on reports and individual case estimates received from ceding companies. Data received from cedants is subjected to audits periodically by our claims and underwriting personnel, to help ensure that reported data is supported by proper documentation and conforms to contract terms, and is analyzed, as appropriate, by our underwriting and actuarial personnel. Such analysis often includes a detailed review of reported data to assess the underwriting results of reinsurance assumed and to explain any significant departures from expected performance. Over time, reported loss information is ultimately corroborated when the underlying claims are paid.

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

Although we are unable at this time to determine whether additional reserves, which could have a material impact upon our financial condition, results of operations, and cash flows, may be necessary in the future, we believe that the reserves for unpaid loss and LAE established by our reinsurance and insurance operating units are adequate as of September 30, 2012.

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

Prior Year Development. Our reinsurance and insurance operating units continually evaluate the potential for changes, both positive and negative, in their estimates of their loss and LAE liabilities and use the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for unpaid loss and LAE established in prior years, these liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. We adjusted our prior year loss and LAE reserve estimate during the three and nine months ended September 30, 2012 and 2011 based on current information that differed from previous assumptions made at the time such loss and LAE reserves were previously estimated (see the consolidated results of operations for additional detail).

Asbestos and Environmental Impairment Reserves. Loss and LAE include amounts for risks relating to asbestos-related illnesses and environmental impairment. See Note 12(d) to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for additional information on loss and LAE for risks relating to asbestos-related illnesses and environmental impairment.

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

Our consolidated balance sheet as of September 30, 2012 includes goodwill of $82.5 million related to RSUI, CATA and Bourn & Koch, and intangible assets, net of amortization, of $165.7 million, related to Transatlantic, RSUI, CATA and Bourn & Koch. See Note 1(i), Note 1(q) and Note 2 to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for additional information on our goodwill and other intangible assets.

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

In addition to the policies described above which contain critical accounting estimates, our other accounting policies are described in Note 1 to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q. The accounting policies described in Note 1 require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities that do not meet the level of materiality required for a determination that the accounting policy includes critical accounting estimates. On an ongoing basis, we evaluate our estimates, including those related to the value of deferred acquisition costs, incentive compensation, income taxes, pension benefits and contingencies and litigation. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

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

Following the Acquisition Date, our board of directors consisted of all 11 members from our pre-merger board of directors and three additional members who had served on the board of directors of Old Transatlantic. See Note 2 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for additional detail on the merger.

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

Catastrophe losses, or their absence, can have a significant impact on our results. The incidence and severity of catastrophes in any short period of time are inherently unpredictable. Catastrophes can cause losses in a variety of our property and casualty lines of business. We have significant exposure to both natural disasters, such as hurricanes and earthquakes, as well as man-made disasters. Longer-term natural catastrophe trends may be changing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, sea, land and air temperatures, sea levels, rain and snow. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events such as hurricanes and tornado activity. To the extent climate change increases the frequency and severity of such weather events, our reinsurance and insurance operating units may face increased claims, particularly with respect to properties located in coastal areas. Our reinsurance and insurance operating units take certain measures to mitigate the impact of such events through various means including giving consideration to these risks in their underwriting and pricing decisions, through the purchase of reinsurance, monitoring and modeling accumulated exposures, and managing exposure, in key geographic zones and product lines that are prone to catastrophic events.

On October 29, 2012, Hurricane Sandy made landfall in New Jersey, United States, causing widespread property damage and flooding to large areas of the East Coast and northeastern United States. Transatlantic and RSUI have significant underwriting exposures in the affected areas. Transatlantic and RSUI are in the process of analyzing claims data and other information to estimate their ultimate losses and reinsurance recoverables from this event. However, given the recent occurrence of Hurricane Sandy, we cannot determine a reliable net loss estimate at this time. The impact of this event will be reflected in our fourth quarter 2012 results.

The profitability of our reinsurance and insurance operating units is also impacted by competition generally and price competition in particular. Historically, the performance of the property and casualty reinsurance and insurance industries has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity followed by periods of high premium rates and shortages of underwriting capacity. Although an individual insurance or reinsurance company’s performance is dependent on its own specific business characteristics, the profitability of most property and casualty reinsurance and insurance companies tends to follow this cyclical market pattern. The property and casualty reinsurance industry has also been highly competitive in recent years, although, following the significant catastrophe events in 2010 and 2011, property catastrophe rates improved in the first nine months of 2012. Although terms and conditions for casualty reinsurance lines largely remained stable in the first nine months of 2012, rate movements were generally mixed, with some lines improving and others experiencing downward pressure. In the past few years, our insurance operating units have faced increasing competition as a result of an increased flow of capital into the insurance industry, with both new entrants and existing insurers seeking to gain market share. This resulted in decreased premium rates and less favorable contract terms and conditions. Although the property and casualty insurance market continues to be competitive, some improvement in market conditions has occurred in the first nine months of 2012, particularly in property insurance and workers’ compensation pricing. As part of their overall risk and capacity management strategy, our reinsurance and insurance operating units purchase reinsurance for certain amounts of risk underwritten by them, especially catastrophe risks. The reinsurance programs purchased by our reinsurance and insurance operating units are generally subject to annual renewal. Market conditions beyond the control of our reinsurance and insurance operating units determine the availability and cost of the reinsurance protection they purchase, which may affect the level of business written and thus their profitability.

As of September 30, 2012, we had consolidated total investments of approximately $18.5 billion, of which $16.4 billion was invested in debt securities, $1.5 billion was invested in equity securities, $0.2 billion was invested in short-term investments and $0.4 billion was invested in other invested assets. Net realized capital gains, OTTI losses and net investment income related to such investment assets are subject to market conditions and management investment decisions and as a result can have a significant impact on our results. For example, net realized capital gains were $119.8 million in the first nine months of 2012, compared with $63.9 million in the first nine months of 2011.

The following table summarizes our consolidated revenues, costs and expenses and earnings (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Net premiums earned	$1,092.8	$190.2	$2,622.9	$555.1
Net investment income	90.5	22.1	234.6	82.2
Net realized capital gains	12.4	22.7	119.8	63.9
Other than temporary impairment losses	—	(2.8)	(2.9)	(2.8)
Gain on bargain purchase	—	—	494.9	—
Other income	33.8	0.3	43.4	1.5

Total revenues	1,229.5	232.5	3,512.7	699.9

Costs and Expenses
Net loss and loss adjustment expenses	673.0	121.8	1,587.8	315.4
Commissions, brokerage and other underwriting expenses	253.8	68.2	592.8	198.9
Other operating expenses	47.4	1.8	97.9	19.0
Corporate administration	9.3	2.7	67.7	14.1
Amortization of intangible assets	73.3	0.8	213.4	2.5
Interest expense	21.8	4.3	46.5	13.1

Total costs and expenses	1,078.6	199.6	2,606.1	563.0

Earnings before income taxes	150.9	32.9	906.6	136.9
Income taxes	25.5	13.7	111.7	31.3

Net earnings	$125.4	$19.2	$794.9	$105.6

Revenues:
Total reinsurance and insurance segments	$1,219.5	$239.5	$2,952.4	$707.1
Corporate activities*	10.0	(7.0)	560.3	(7.2)

Earnings before income taxes:
Total reinsurance and insurance segments	$170.6	$48.0	$456.3	$174.1
Corporate activities*	(19.7)	(15.1)	450.3	(37.2)

*	Consist of Alleghany Properties, our investments in Homesite and ORX and corporate activities at the parent level, including the gain on bargain purchase in connection with the merger and due diligence, legal, investment banking and other merger-related costs, or “Transaction Costs.” As of April 26, 2012, corporate activities also includes the operating results of Bourn & Koch. Corporate activities also includes interest expense associated with the Alleghany Senior Notes (as defined below), whereas interest expense associated with the Transatlantic Senior Notes (as defined below) is included in “Total Segments.”

Our earnings before income taxes in the third quarter of 2012 increased from the third quarter of 2011, primarily reflecting the impact of the merger. The impact of the merger included increases in net premiums earned, net investment income and other income, which were partially offset by increases in net loss and LAE, commissions, brokerage and other underwriting expenses, other operating expenses and amortization of intangible assets. Other income in the third quarter of 2012 included a $23.5 million gain from the settlement of a dispute between Transatlantic and American International Group Inc., or “AIG,” previously in arbitration (see “Legal Proceedings” set forth in Part II, Item 1 of this Form 10-Q for additional discussion of this settlement). Other income and other operating expenses in the third quarter of 2012 also reflect our acquisition of Bourn & Koch on April 26, 2012.

Our earnings before income taxes in the first nine months of 2012 increased from the first nine months of 2011, primarily reflecting the impact of the merger from the Acquisition Date through September 30, 2012. The impact of the merger included the gain on bargain purchase and increases in net premiums earned, net investment income and other income, which were partially offset by increases in net loss and LAE, commissions, brokerage and other underwriting expenses, corporate administration, other operating expenses and amortization of intangible assets. The gain on bargain purchase reflects the excess of the fair value of the net assets of Transatlantic we acquired over the purchase price we paid for such assets. Net realized capital gains in the first nine months of 2012 include a $63.1 million gain from the sale of our holdings of Exxon Mobil Corporation common stock in January 2012. The increase in corporate administration expense primarily reflects the impact of Transaction Costs of $33.8 million in the first nine months of 2012 in connection with the merger. See Note 2 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for additional discussion of the merger and the related gain on bargain purchase and Transaction Costs.

The effective tax rate for the first nine months of 2012 was 12.3 percent, compared with 22.9 percent for the first nine months of 2011. The lower effective tax rate in the first nine months of 2012 primarily reflects the impact of the non-taxable gain on bargain purchase and, to a lesser extent, the impact of higher tax-exempt interest income generated by Transatlantic from the Acquisition Date through September 30, 2012, partially offset by the impact of higher taxable earnings in the first nine months of 2012 and the impact of certain non-deductible Transaction Costs. The gain on bargain purchase resulted in a significant increase in earnings before income taxes without a corresponding increase in income taxes, whereas certain non-deductible Transaction Costs resulted in losses before income taxes without a corresponding decrease in income taxes. As a result of these non-recurring, merger-related items, the effective tax rate for the first nine months of 2012 was reduced by a net 10.2 percentage points.

Total Reinsurance and Insurance Segment Results

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Reinsurance	Insurance	Total(1)	Reinsurance	Insurance	Total(1)

Gross premiums written	$886.5	$295.8	$1,182.3	$—	$270.4	$270.4
Net premiums written	842.9	199.6	1,042.5	—	189.9	189.9

Net premiums earned	$881.1	$211.7	$1,092.8	$—	$190.2	$190.2
Net loss and LAE	562.5	110.5	673.0	—	121.8	121.8
Commissions, brokerage and other underwriting expenses	181.1	72.7	253.8	—	68.2	68.2

Underwriting profit (loss)(2)	$137.5	$28.5	166.0	$—	$0.2	0.2

Net investment income			90.1			29.7
Net realized capital gains			12.4			22.1
OTTI losses			—			(2.8)
Gain on bargain purchase			—			—
Other income			24.2			0.3
Other operating expenses			36.3			0.7
Corporate administration			—			—
Amortization of intangible assets			73.3			0.8
Interest expense			12.5			—

Earnings before income taxes			$170.6			$48.0

Loss ratio(3)	63.8%	52.2%	61.6%	—	64.0%	64.0%
Expense ratio(4)	20.6%	34.3%	23.2%	—	35.9%	35.9%

Combined ratio(5)	84.4%	86.5%	84.8%	—	99.9%	99.9%

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Reinsurance	Insurance	Total(1)	Reinsurance	Insurance	Total(1)

Gross premiums written	$2,096.9	$994.8	$3,091.7	$—	$880.6	$880.6
Net premiums written	2,022.1	678.3	2,700.4	—	601.1	601.1

Net premiums earned	$2,017.5	$605.4	$2,622.9	$—	$555.1	$555.1
Net loss and LAE	1,271.0	316.8	1,587.8	—	315.4	315.4
Commissions, brokerage and other underwriting expenses	377.3	215.5	592.8	—	198.9	198.9

Underwriting profit(2)	$369.2	$73.1	442.3	$—	$40.8	40.8

Net investment income			226.0			90.9
Net realized capital gains			81.2			63.3
OTTI losses			(2.9)			(2.8)
Gain on bargain purchase			—			—
Other income			25.2			0.6
Other operating expenses			73.9			16.1
Corporate administration			—			—
Amortization of intangible assets			213.4			2.5
Interest expense			28.2			0.1

Earnings before income taxes			$456.3			$174.1

Loss ratio(3)	63.0%	52.3%	60.5%	—	56.8%	56.8%
Expense ratio(4)	18.7%	35.6%	22.6%	—	35.8%	35.8%

Combined ratio(5)	81.7%	87.9%	83.1%	—	92.6%	92.6%

(1)	Excludes elimination of minor reinsurance activity between segments (which is reported in corporate activities).
(2)	Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace net earnings determined in accordance with GAAP as a measure of profitability (see “Comment on Non-GAAP Financial Measures”).
(3)	Net loss and LAE divided by net premiums earned, all as determined in accordance with GAAP.
(4)	Commission, brokerage and other underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.
(5)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar a reinsurance company has to spend on net loss and LAE, and commission, brokerage and other underwriting expenses.

Earnings before income taxes for our reinsurance and insurance segments in the third quarter and first nine months of 2012 increased from the corresponding 2011 periods, primarily reflecting the impact of the merger and higher net realized capital gains. The impact of the merger included increases in net premiums earned, net investment income and other income, which were partially offset by increases in net loss and LAE, commissions, brokerage and other underwriting expenses, other operating expenses and amortization of intangible assets. Other income in the third quarter and first nine months of 2012 included a $23.5 million gain from the settlement of a dispute between Transatlantic and AIG.

Reinsurance Segment Underwriting Results

The reinsurance segment is comprised of Transatlantic’s property and casualty operations. The underwriting results of the reinsurance segment are presented below, commencing on the Acquisition Date. See Note 2 to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for additional information on Transatlantic.

Reinsurance Segment Underwriting Results

	Property	Casualty & Other(1)	Total
	(in millions, except ratios)
Three Months Ended September 30, 2012
Gross premiums written	$281.9	$604.6	$886.5
Net premiums written	248.0	594.9	842.9

Net premiums earned	$264.7	$616.4	$881.1
Net loss and LAE	103.7	458.8	562.5
Commissions, brokerage and other underwriting expenses	55.4	125.7	181.1

Underwriting profit(2)	$105.6	$31.9	$137.5

Loss ratio(3)	39.2%	74.4%	63.8%
Expense ratio(4)	20.9%	20.4%	20.6%

Combined ratio(5)	60.1%	94.8%	84.4%

	Property	Casualty & Other(1)	Total
	(in millions, except ratios)
Nine Months Ended September 30, 2012
Gross premiums written	$660.8	$1,436.1	$2,096.9
Net premiums written	608.6	1,413.5	2,022.1

Net premiums earned	$603.6	$1,413.9	$2,017.5
Net loss and LAE	215.5	1,055.5	1,271.0
Commissions, brokerage and other underwriting expenses	121.1	256.2	377.3

Underwriting profit(2)	$267.0	$102.2	$369.2

Loss ratio(3)	35.7%	74.7%	63.0%
Expense ratio(4)	20.1%	18.1%	18.7%

Combined ratio(5)	55.8%	92.8%	81.7%

(1)	Primarily consists of assumed: D&O liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace net earnings determined in accordance with GAAP as a measure of profitability (see “Comment on Non-GAAP Financial Measures”).
(3)	Net loss and LAE divided by net premiums earned, all as determined in accordance with GAAP.
(4)	Commission, brokerage and other underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.
(5)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar a reinsurance company has to spend on net loss and LAE, and commission, brokerage and other underwriting expenses.

Reinsurance Segment - Property. For the third quarter of 2012 and for the period from the Acquisition Date through September 30, 2012, Transatlantic’s property underwriting profit was $105.6 million and $267.0 million, respectively, primarily reflecting the absence of significant catastrophe losses. From the Acquisition Date through September 30, 2012, Transatlantic’s catastrophe losses, net of reinsurance and reinstatement premiums, were immaterial. Transatlantic’s property underwriting profit for the period from the Acquisition Date through September 30, 2012 includes $27.8 million of favorable development on prior year losses.

Reinsurance Segment - Casualty & Other. For the third quarter of 2012 and for the period from the Acquisition Date through September 30, 2012, Transatlantic’s casualty & other underwriting profit was $31.9 million and $102.2 million, respectively, primarily reflecting the general absence of large losses. The effect of prior year losses on Transatlantic’s casualty and other underwriting profit for the period from the Acquisition Date through September 30, 2012 was immaterial.

For both the property and the casualty & other lines of business, the expense ratio for the third quarter 2012 and for the period from the Acquisition Date through September 30, 2012 was favorably impacted as a result of applying the acquisition method of accounting for the merger because deferred acquisition costs were written off at the Acquisition Date. We expect that the expense ratio in subsequent quarters will gradually increase until all unearned premiums as of the Acquisition Date are fully earned. Excluding the impact of applying the acquisition method of accounting, the expense ratio for the reinsurance segment was estimated to be approximately 29 percent for both the third quarter of 2012 and for the period from the Acquisition Date through September 30, 2012.

Insurance Segment Underwriting Results

The insurance segment is comprised of AIHL’s RSUI, CATA and PCC operating units. RSUI also writes a modest amount of business on a reinsurance assumed basis, which is included in the insurance segment. The underwriting results of the insurance segment are presented below.

Insurance Segment Underwriting Results

	RSUI	CATA	PCC	Total
	(in millions, except ratios)
Three Months Ended September 30, 2012
Gross premiums written	$248.9	$40.6	$6.3	$295.8
Net premiums written	155.1	38.4	6.1	199.6

Net premiums earned	$169.8	$37.0	$4.9	$211.7
Net loss and LAE	82.9	23.1	4.5	110.5
Commissions, brokerage and other underwriting expenses	46.1	19.7	6.9	72.7

Underwriting profit (loss)(1)	$40.8	$(5.8)	$(6.5)	$28.5

Loss ratio(2)	48.9%	62.3%	90.7%	52.2%
Expense ratio(3)	27.1%	53.3%	141.0%	34.3%

Combined ratio(4)	76.0%	115.6%	231.7%	86.5%

Three Months Ended September 30, 2011
Gross premiums written	$230.2	$38.8	$1.4	$270.4
Net premiums written	151.8	36.6	1.5	189.9

Net premiums earned	$152.2	$36.7	$1.3	$190.2
Net loss and LAE	101.0	19.0	1.8	121.8
Commissions, brokerage and other underwriting expenses	44.1	17.6	6.5	68.2

Underwriting profit (loss)(1)	$7.1	$0.1	$(7.0)	$0.2

Loss ratio(2)	66.4%	51.8%	135.6%	64.0%
Expense ratio(3)	29.0%	47.9%	519.7%	35.9%

Combined ratio(4)	95.4%	99.7%	655.3%	99.9%

	RSUI	CATA	PCC	Total
	(in millions, except ratios)
Nine Months Ended September 30, 2012
Gross premiums written	$861.4	$120.8	$12.6	$994.8
Net premiums written	551.7	114.1	12.5	678.3

Net premiums earned	$487.6	$107.3	$10.5	$605.4
Net loss and LAE	239.8	67.0	10.0	316.8
Commissions, brokerage and other underwriting expenses	136.7	58.5	20.3	215.5

Underwriting profit (loss)(1)	$111.1	$(18.2)	$(19.8)	$73.1

Loss ratio(2)	49.2%	62.5%	95.3%	52.3%
Expense ratio(3)	28.0%	54.5%	193.3%	35.6%

Combined ratio(4)	77.2%	117.0%	288.6%	87.9%

Nine Months Ended September 30, 2011
Gross premiums written	$763.1	$115.0	$2.5	$880.6
Net premiums written	489.2	108.3	3.6	601.1

Net premiums earned	$438.2	$113.9	$3.0	$555.1
Net loss and LAE	236.3	60.6	18.5	315.4
Commissions, brokerage and other underwriting expenses	126.3	54.2	18.4	198.9

Underwriting profit (loss)(1)	$75.6	$(0.9)	$(33.9)	$40.8

Loss ratio(2)	53.9%	53.2%	626.3%	56.8%
Expense ratio(3)	28.8%	47.6%	621.4%	35.8%

Combined ratio(4)	82.7%	100.8%	1,247.7%	92.6%

(1)	Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace net earnings determined in accordance with GAAP as a measure of profitability (see “Comment on Non-GAAP Financial Measures”).
(2)	Net loss and LAE divided by net premiums earned, all as determined in accordance with GAAP.
(3)	Commission, brokerage and other underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.
(4)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on net loss and LAE, and commission, brokerage and other underwriting expenses.

RSUI. Gross premiums written increased by 8.1 percent and 12.9 percent, respectively, in the third quarter and the first nine months of 2012 from the corresponding 2011 periods, primarily reflecting some improvement in market conditions in all lines of business, particularly property. The increase in net premiums earned in the third quarter and the first nine months of 2012, compared with the corresponding 2011 periods, primarily reflects an increase in gross premiums written in recent quarters.

The decrease in net loss and LAE in the third quarter of 2012 from the third quarter of 2011 primarily reflects lower catastrophe and non-catastrophe property losses, partially offset by the impact of an increase in net premiums earned. The slight increase in net loss and LAE in the first nine months of 2012 from the first nine months of 2011 primarily reflects the impact of an increase in net premiums earned, and to a lesser extent, slightly lower levels of prior year reserve releases, offset by the impact of lower catastrophe losses.

Catastrophe losses, net of reinsurance and reinstatement premiums, were $8.2 million in the third quarter of 2012, compared with $26.0 million in the third quarter of 2011, and were $31.7 million in the first nine months of 2012, compared with $52.4 million in the first nine months of 2011. Catastrophe losses incurred in the third quarter of 2012 relate primarily to Hurricane Isaac in August 2012. Catastrophe losses in the first nine months of 2012 primarily reflect net losses from severe weather in 2012, and adverse development from prior year catastrophes, primarily from a $9.7 million loss recorded in the second quarter of 2012 related to

Hurricane Ike in 2008. Catastrophe losses incurred in the first nine months of 2011 primarily reflect net losses from severe weather, particularly tornados, in the southeastern and midwestern United States in April and May 2011, as well as from Hurricane Irene in August 2011. In addition, RSUI incurred a net $14.4 million property loss in the third quarter and first nine months of 2011 arising from the magnitude 5.8 earthquake that occurred in Northern Virginia in August 2011. This earthquake was not classified as a catastrophic event by the property and casualty industry.

Net loss and LAE for the third quarter of 2012 reflect a $12.1 million release of prior accident year casualty loss reserves, compared with a $13.1 million release during the third quarter of 2011. The $12.1 million release of prior year reserves in the third quarter of 2012 relates primarily to the umbrella/excess liability, general liability and professional liability lines of business primarily for the 2005 through 2008 accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. The $13.1 million release of prior year reserves in the third quarter of 2011 related primarily to the umbrella/excess liability, professional liability and general liability lines of business primarily for the 2003 through 2008 accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business.

Net loss and LAE for the first nine months of 2012 reflect a $38.2 million release of prior accident year casualty loss reserves, compared with a $41.0 million release during the first nine months of 2011. In addition to the release of prior year reserves in the third quarter of 2012 noted above, net loss and LAE in the first nine months of 2012 reflect a $26.1 million release of prior year casualty reserves in the first six months of 2012, compared with a $27.9 million release of prior year casualty reserves in the first six months of 2011. The $26.1 million release of prior year reserves in the first six months of 2012 relates primarily to the D&O liability, umbrella/excess, general liability and professional liability lines of business primarily for the 2005 through 2008 accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. The $27.9 million release of prior year reserves in the first six months of 2011 relates primarily to the umbrella/excess, general liability and professional liability lines of business primarily for the 2004 through 2008 accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business.

As noted above, there was favorable loss emergence in the first nine months of 2012 compared with loss emergence patterns assumed in earlier periods in many of RSUI’s casualty lines of business. Specifically, cumulative losses for such lines of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be higher through September 30, 2012 than the actual cumulative losses through that date. The amount of lower cumulative losses, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 0.9 percent. Such reduction did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for such lines for business earned in the first nine months of 2012.

The increase in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2012 compared with the corresponding 2011 periods is due primarily to the increase in net premiums earned.

The increase in RSUI’s underwriting profit in the third quarter of 2012 compared with the third quarter of 2011 primarily reflects an increase in net premiums earned and a decrease in net loss and LAE, partially offset by an increase in commissions, brokerage and other underwriting expenses. The increase in RSUI’s underwriting profit in the first nine months of 2012 compared with the first nine months of 2011 primarily reflects an increase in net premiums earned, partially offset by an increase in commissions, brokerage and other underwriting expenses.

Although the property and casualty insurance market continues to be competitive, some improvement in market conditions has occurred in the first nine months of 2012, particularly in property insurance pricing.

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

On May 1, 2012, RSUI placed its catastrophe reinsurance program for the 2012-2013 period. The new catastrophe reinsurance program provides coverage in three layers for $500.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 60.0 percent co-participation by RSUI (compared with 47.0 percent co-participation under the expired program), in excess of the $100.0 million net retention, and the second layer provides coverage for $300.0 million of losses, before a 5.0 percent co-participation by RSUI (the same percent co-participation under the expired program), in excess of $200.0 million. RSUI expanded the new catastrophe reinsurance program to provide a new third layer of coverage of $100.0 million in excess of $500.0 million, with no co-participation by RSUI. In addition, RSUI’s property per risk reinsurance program for the 2012-2013 period provides RSUI with coverage for $90.0 million of losses, before a 10.0 percent co-participation by RSUI, in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance.

CATA. Gross premiums written increased by 4.6 percent and 5.0 percent, respectively, in the third quarter and the first nine months of 2012 from the corresponding 2011 periods, primarily reflecting growth in CATA’s property and casualty lines of business, and to a lesser extent, growth in CATA’s surety business. Net premiums earned modestly increased in the third quarter of 2012 compared with the third quarter of 2011 as a result of higher gross premiums written in recent quarters. Net premiums earned decreased in the first nine months of 2012 compared with the first nine months of 2011 as a result of lower gross premiums written during the third and fourth quarters of 2011 compared with gross premiums written in the third and fourth quarters of 2010.

The increase in net loss and LAE in the third quarter and first nine months of 2012 from the corresponding 2011 periods primarily reflects the impact of prior year development.

Net loss and LAE for the third quarter of 2012 reflect a $4.2 million net increase of prior accident year loss reserves, compared with a $0.5 million net reserve release during the third quarter of 2011. The $4.2 million net increase in the third quarter of 2012 relates primarily to a $5.1 million increase in prior year reserves related to writings of certain specialty classes of business through a program administrator in connection with a terminated program (“Terminated Program Business”) in the 2010 and 2009 accident years, partially offset by a decrease in prior year reserves in certain of CATA’s surety and casualty lines of business. The $4.2 million net increase reflects unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods for such business.

Net loss and LAE for the first nine months of 2012 reflect a $14.1 million net increase of prior accident year casualty loss reserves, compared with a $0.5 million net increase during the first nine months of 2011. In addition to the increase of prior year reserves in the third quarter of 2012 noted above, net loss and LAE in the first nine months of 2012 reflect a net increase in prior year reserves of $9.9 million in the first six months of 2012, compared with a net reserve increase of $1.0 million in the first six months of 2011. Of the $9.9 million net increase in the first six months of 2012, $17.1 million relates to the Terminated Program Business in the 2010 and 2009 accident years, partially offset by a net decrease in prior year reserves in certain of CATA’s casualty and surety lines of business. The $9.9 million net reserve increase reflects unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods for such business. The $1.0 million net reserve increase in the first six months of 2011 primarily related to the Terminated Program Business in the 2010 and 2009 accident years, partially offset by a decrease in prior year reserves in certain of CATA’s casualty lines of business.

As noted above, there was unfavorable loss emergence in the first nine months of 2012 compared with loss emergence patterns assumed in earlier periods associated with CATA’s Terminated Program Business. Specifically, cumulative losses for this business, which include both loss payments and case reserves, in respect of prior accident years were expected to be lower through September 30, 2012 than the actual cumulative losses through that date. The amount of higher cumulative losses, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 3.4 percent.

CATA’s underwriting loss for the third quarter of 2012, compared with a modest underwriting gain in the third quarter of 2011, primarily reflects an increase in loss and LAE. The increase in CATA’s underwriting loss in the third quarter and first nine months of 2012 from the corresponding 2011 periods primarily reflects an increase in loss and LAE and a decrease in net premiums earned.

PCC. Commencing August 1, 2009, PCC ceased soliciting new or renewal business on a direct basis due to its determination that it was unable to write business at rates it deemed adequate due to the difficult state of the California workers’ compensation market. After taking steps to transition to being a brokerage carrier, PCC began writing a modest but increasing amount of new business through brokers during 2011 and 2012. PCC reported an underwriting loss of $6.5 million and $7.0 million in the third quarter of 2012 and 2011, respectively, and $19.8 million and $33.9 million in the first nine months of 2012 and 2011, respectively. The underwriting losses are primarily because PCC’s ongoing expenses exceed premiums earned.

PCC’s underwriting loss for the first nine months of 2011 also reflects a $15.0 million increase of prior accident year workers’ compensation loss reserves and LAE recorded in the 2011 second quarter. Of the $15.0 million increase, $10.0 million relates to an unanticipated increase in medical claims emergence and the absence of anticipated favorable indemnity claims emergence. PCC had anticipated favorable indemnity claims emergence based upon prior claims development experience indicating that injured workers would be returning to work, thereby curtailing lost wage costs. In making its decision to increase reserves, PCC determined that the weak California employment environment had, however, hindered the ability of injured workers to return to work and indirectly influenced indemnity claims. The remaining $5.0 million of the $15.0 million increase related to an increase in allocated LAE reserves arising in part from an increased utilization of outside counsel to assist in the settlement process, as well as a decrease in ceded loss and LAE reserves based on a review of reinsurance coverage estimates. The review of reinsurance coverage estimates also resulted in a $1.1 million decrease in ceded premiums earned, which increased net premiums earned.

Total Reinsurance and Insurance Segments Investment Results

Following is information relating to segment investment results (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net investment income	$90.1	$29.7	$226.0	$90.9
Net realized capital gains	12.4	22.1	81.2	63.3
Other than temporary impairment losses	—	(2.8)	(2.9)	(2.8)

Net Investment Income. The increase in net investment income for the reinsurance and insurance segments in the third quarter and first nine months of 2012 from the corresponding 2011 periods is due principally to the impact of including Transatlantic’s results commencing on the Acquisition Date, partially offset by a decrease in interest income in the insurance segment due to lower prevailing market yields.

Net Realized Capital Gains. Net realized capital gains in the first nine months of 2012 and 2011 relate primarily to sales of equity securities in the energy sector, including a gain from the sale in January 2012 of shares of common stock of Exxon Mobil Corporation held at the insurance segment.

Other Than Temporary Impairment Losses. OTTI losses for the nine months ended September 30, 2012 reflect $2.9 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings, compared with $2.8 million of OTTI losses for the nine months ended September 30, 2011. Upon the ultimate disposition of securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $2.9 million incurred during the nine months ended September 30, 2012, $1.7 million related to equity securities (primarily in the energy sector), and $1.2 million related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the duration of the decline in fair value of such security relative to their cost as of the balance sheet date. Of the $2.8 million incurred during the nine months ended September 30, 2011, $2.6 million related to equity security holdings (primarily in the materials sector), and $0.2 million related to debt security holdings. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the declines in fair value of such securities relative to their cost as of the balance sheet date.

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of September 30, 2012 were deemed to be temporary, based on, among other things:

(i)	the duration of time and the relative magnitude to which fair values of these investments has been below cost were not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for twelve months or more as of September 30, 2012);

(ii)	the absence of compelling evidence that would cause us to call into question the financial condition or near-term prospects of the issuer of the investment; and

(iii)	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

See Note 4 to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for additional detail on gross unrealized investment losses for debt and equity securities as of September 30, 2012.

Corporate Activities Operating Results

The operating results of corporate activities is presented below (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net premiums earned	$—	$—	$—	$—
Net investment income	0.4	(7.6)	8.6	(8.7)
Net realized capital gains	—	0.6	38.6	0.6
Other than temporary impairment losses	—	—	—	—
Gain on bargain purchase	—	—	494.9	—
Other income	9.6	—	18.2	0.9

Total revenues	10.0	(7.0)	560.3	(7.2)

Net loss and LAE	—	—	—	—
Commissions, brokerage and other underwriting expenses	—	—	—	—
Other operating expenses	11.1	1.1	24.0	2.9
Corporate administration	9.3	2.7	67.7	14.1
Amortization of intangible assets	—	—	—	—
Interest expense	9.3	4.3	18.3	13.0

Earnings (loss) before income taxes	$(19.7)	$(15.1)	$450.3	$(37.2)

The higher loss before income taxes in the third quarter of 2012 compared with the loss before income taxes in the third quarter of 2011 primarily reflects higher corporate administration expense and interest expense, partially offset by positive net investment income in the 2012 period compared with negative net investment income in the 2011 period. The increase in corporate administration expense is due primarily to higher compensation and incentive compensation expense. The higher compensation and incentive compensation expense is due to the impact of the merger on our incentive accruals and changes in staffing at the parent level. The higher interest expense is due to the issuance of Alleghany Senior Notes (as defined below) on June 26, 2012.

Earnings before income taxes in the first nine months of 2012 compared with the loss before income taxes in the first nine months of 2011 primarily reflects the gain on bargain purchase from the merger and, to a lesser extent, higher realized capital gains in the 2012 period, partially offset by higher corporate administration expense. Net realized capital gains in the first nine months of 2012 primarily reflects a gain from the sale in January 2012 of shares of Exxon Mobil Corporation common stock held at the corporate-level. The higher corporate administration expense in the first nine months of 2012 is due primarily to $33.8 million of Transaction Costs, including $18.0 million payable to our investment bankers. For additional information on the merger, see Note 2 to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q. Corporate administration expense in the first nine months of 2012 also reflects higher compensation and incentive compensation expense due to the impact of the merger on our incentive accruals and changes in staffing at the parent level.

Corporate activities results for the third quarter and first nine months of 2012 also reflect the impact of our acquisition of Bourn & Koch on April 26, 2012, including an increase in other income which was largely offset by corresponding increase in other operating expenses.

Net investment income for corporate activities includes our equity share of (losses) earnings in Homesite and ORX, as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Homesite	$(2.9)	$(9.6)	$9.5	$(16.7)
ORX	(0.9)	(1.2)	(4.2)	(3.4)
Interest, dividends and other – net	4.2	3.2	3.3	11.4

Net investment income	$0.4	$(7.6)	$8.6	$(8.7)

The lower interest, dividends and other - net in the first nine months of 2012 compared with the first nine months of 2011 primarily reflects significantly lower dividends, partially offset by higher interest income. Lower dividends are due primarily to the sale in January 2012 of shares of Exxon Mobil Corporation common stock held at the corporate-level. Higher interest income reflects the investment of proceeds arising from the issuance of Alleghany Senior Notes (as defined below) on June 26, 2012.

The Homesite gain in the first nine months of 2012 includes a reversal of a $10 million tax-related adjustment in the first quarter of 2012 that was originally recorded by us in the fourth quarter of 2011, partially offset by the impact of increased homeowners insurance claims from severe weather in the second and third quarters of 2012. Homesite losses in the first nine months of 2011 primarily reflect the impact of increased homeowners insurance claims from severe weather, particularly tornados, in the southeastern and midwestern U.S. in April and May 2011, as well as from Hurricane Irene in August 2011.

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

	As of September 30, 2012			As of December 31, 2011
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	(in billions)
Reinsurance Segment
Property	$1.1	$—	$1.1	$—	$—	$—
Casualty & other(1)	8.4	(0.4)	8.0	—	—	—

	9.5	(0.4)	9.1	—	—	—

Insurance Segment
Property	0.2	(0.1)	0.1	0.2	(0.1)	0.1
Casualty(2)	1.8	(0.7)	1.1	1.8	(0.7)	1.1
Workers’ Compensation	0.2	—	0.2	0.2	—	0.2
All other(3)	0.1	—	0.1	0.1	—	0.1

	2.3	(0.8)	1.5	2.3	(0.8)	1.5

Total	$11.8	$(1.2)	$10.6	$2.3	$(0.8)	$1.5

(1)	Primarily consists of assumed: D&O liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; asbestos-related illness and environmental impairment; and credit.
(2)	Primarily consists of direct: umbrella/excess; D&O liability; professional liability; and general liability.
(3)	Primarily consists of commercial multi-peril, surety and loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees.

Changes in Loss and LAE Reserves between September 30, 2012 and December 31, 2011

Gross and Net Reserves. The significant increase in gross and net loss and LAE reserves as of September 30, 2012 compared with December 31, 2011 is primarily due to reserves acquired as a result of the merger.

Reinsurance Recoverables

As of September 30, 2012, we had total reinsurance recoverables of $1,271.6 million, consisting of $1,232.3 million of ceded outstanding loss and LAE and $39.3 million of recoverables on paid losses. The reinsurance purchased by our reinsurance and insurance operating units does not relieve them from their obligations to their policyholders and cedants, and therefore, the financial strength of their reinsurers is important.

Information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of September 30, 2012 is as follows (dollars in millions):

Reinsurer(1)	Rating(2)	Amount	Percentage
Swiss Reinsurance Company	A+ (Superior)	$162.2	12.8%
American International Group, Inc.	A (Excellent)	107.6	8.5
Platinum Underwriters Holdings, Ltd.	A (Excellent)	95.7	7.5
PartnerRe Ltd.	A+ (Superior)	90.8	7.1
Syndicates at Lloyd’s of London	A (Excellent)	75.3	5.9
All other reinsurers(3)		740.0	58.2

Total reinsurance recoverables		$1,271.6	100.0%

Secured reinsurance recoverables(4)		$179.9	14.1%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Approximately 92.1 percent of our reinsurance recoverables balance as of September 30, 2012 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of “A” (Excellent) or higher.
(4)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

We had no allowance for uncollectible reinsurance as of September 30, 2012.

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at the parent company. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of September 30, 2012, we held total marketable securities and cash of $868.3 million, compared with $1,234.9 million as of December 31, 2011, primarily reflecting payment of the $816.0 million cash portion of our purchase price for Transatlantic, partially offset by $396.0 million of proceeds from the issuance of the Alleghany Senior Notes (discussed below). The $868.3 million is comprised of $565.4 million at the parent company, $98.3 million at AIHL and $204.6 million at the holding company level of Transatlantic. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of September 30, 2012.

Stockholders’ equity was approximately $6.6 billion as of September 30, 2012, compared with approximately $2.9 billion as of December 31, 2011. The increase in stockholders’ equity primarily reflects $2.7 billion from 8,360,959 shares issued under the merger and net earnings in the first nine months of 2012, including the gain on bargain purchase. As of September 30, 2012 and December 31, 2011, we had 16,932,328 and 8,551,646 shares of our common stock outstanding, respectively.

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

Credit Agreement. On September 9, 2010, we entered into a three-year credit agreement (the “Credit Agreement”) with a bank, providing commitments (the “Commitments”) for a two tranche revolving credit facility in an aggregate principal amount of up to $100.0 million, consisting of (i) a secured credit facility, subject to a borrowing base as set forth in the Credit Agreement, in an aggregate principal amount of up to $50.0 million and (ii) an unsecured credit facility in an aggregate principal amount of up to $50.0 million. The Commitments under the Credit Agreement are scheduled to terminate on September 9, 2013, unless terminated earlier. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes. There were no borrowings under the Credit Agreement since its inception through September 30, 2012.

Dividends from Subsidiaries. Our reinsurance and insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by them without prior approval of the relevant regulatory authorities.

With respect to Transatlantic, its operating subsidiaries could ordinarily pay dividends without regulatory approval based on statutory surplus. However, for a period of 24 months following the Acquisition Date, Transatlantic’s operating subsidiaries are prohibited from paying a dividend to Transatlantic in excess of $200.0 million in the aggregate in any given 12 month period without the prior approval of the New York State Department of Financial Services. From the Acquisition Date through September 30, 2012, TRC declared dividends of $100.0 million payable to Transatlantic.

With respect to AIHL, its operating subsidiaries could also pay additional dividends without regulatory approval based on statutory surplus. In light of the $115.0 million received from our insurance subsidiaries in the preceding 12 month period, a maximum of $35.9 million was available for dividends from AIHL’s insurance operating units without prior approval of the applicable insurance regulatory authorities.

Common Stock Repurchases. In July 2010, our board of directors authorized the repurchase of shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million. Such share repurchase program was terminated upon the entry in November 2011 into the Merger Agreement with Transatlantic. In October 2012, our Board of Directors authorized the repurchase of shares of our common stock, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million.

Dividends. In February 2011, our board of directors declared a stock dividend for holders of our common stock consisting of one share of our common stock for every 50 shares outstanding. In light of the merger, our board of directors determined not to declare a stock dividend for 2012.

Contractual Obligations. We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments. As of September 30, 2012, certain long-term aggregate contractual obligations and credit-related financial commitments were as follows (in millions):

Contractual Obligations	Total	Within 1 Year	More than 1 Year but Within 3 Years	More than 3 Years but Within 5 Years	More than 5 years
Loss and LAE	$11,830.8	$2,796.7	$3,551.2	$1,988.9	$3,494.0
Senior Notes and related interest(1)	2,952.9	103.0	206.1	815.5	1,828.3
Operating lease obligations	151.4	21.7	44.3	33.3	52.1
Investments(2)	36.0	21.8	7.1	7.1	—
Other long-term liabilities(3)	293.5	138.2	60.6	29.3	65.4

Total	$15,264.6	$3,081.4	$3,869.3	$2,874.1	$5,439.8

(1)	“Senior Notes” refers to: (i) the “Transatlantic Senior Notes,” which consists of Transatlantic’s 5.75% senior notes due on December 14, 2015, or the “2015 Notes,” and the 8.00% senior notes due on November 30, 2039, or the “2039 Notes;” and (ii) the “Alleghany Senior Notes,” which consists of our 5.625% senior notes due on September 15, 2020, or the “2020 Senior Notes,” and the 2022 Senior Notes. See Note 8 to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for further details on the Senior Notes.
(2)	Primarily reflect capital commitments to investment partnerships.
(3)	Primarily reflect employee pension obligations, certain retired executive pension obligations and obligations under certain incentive compensation plans.

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

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophic losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt securities and equity securities listed on national securities exchanges. The overall debt securities portfolio credit quality is measured using the lower of the Standard & Poor’s Ratings Services, Moody’s Investor Services or Fitch’s Ratings rating. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of September 30, 2012 was “AA-”. Although many of our debt securities, which consist predominantly of municipal bonds, are insured by third party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of September 30, 2012. As of September 30, 2012, the ratings of our debt securities portfolio was as follows (dollars in millions):

	Ratings as of September 30, 2012
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not-Rated*	Total
U.S. Government obligations	$—	$486.2	$—	$—	$—	$486.2
Municipal bonds	923.2	4,507.1	975.8	120.1	37.7	6,563.9
Foreign government obligations	614.0	87.8	130.7		5.9	838.4
U.S. corporate bonds	19.0	531.6	1,858.3	1,041.7	66.2	3,516.8
Foreign corporate bonds	353.7	602.5	966.5	249.2	31.8	2,203.7
Mortgage and asset-backed securities:
RMBS	48.4	1,795.7	49.4	1.9	80.5	1,975.9
CMBS	386.5	47.0	31.5	15.7	13.2	493.9
Other asset-backed securities	206.3	19.4	30.0	1.8	0.2	257.7

Total debt securities	$2,551.1	$8,077.3	$4,042.2	$1,430.4	$235.5	$16,336.5

Percentage of debt securities	15.6%	49.5%	24.7%	8.8%	1.4%	100.0%

*	Consists of $68.3 million of securities rated “BB / Ba,” $42.4 million of securities rated “B,” $43.5 million of securities rated “CCC,” $19.3 million of securities rated “CC,” $15.0 million of securities rates below “CC” and $47.0 million of not-rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities, and, as such, is classified as AFS.

Effective duration measures a portfolio’s sensitivity to change in interest rates. In this regard, as of September 30, 2012, our debt securities portfolio had an effective duration of approximately 3.7 years compared with 4.0 years as of December 31, 2011. As of September 30, 2012, approximately $5.7 billion, or 34.6 percent, of our debt securities portfolio represented securities with maturities of five years or less, and $0.2 billion of our investments were in short-term investments. See Note 4 to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may modestly increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability, as necessary, to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, our invested assets were approximately $18.5 billion as of September 30, 2012, an increase of 282.4 percent from December 31, 2011. The increase is due primarily to the investments acquired as a result of the merger with Transatlantic, and to a lesser extent, the proceeds received from our issuance of the 2022 Senior Notes discussed above.

Fair Value. The carrying values and estimated fair values of our consolidated financial instruments as of September 30, 2012 and December 31, 2011 were as follows (in millions):

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets

Investments (excluding equity method investments)*	$18,116.0	$18,116.0	$4,670.6	$4,670.6

Liabilities

Senior Notes	$1,815.7	$1,974.2	$299.0	$314.8

*	This table includes AFS investments (debt and equity securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method (including Homesite, ORX and other equity method investments) and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.

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

•

“Level 3” - Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Some Level 3 valuations are based entirely on non-binding broker quotes. These securities consist primarily of mortgage and asset-backed securities where reliable pool and loan level collateral information cannot be reasonably obtained. Assets classified as Level 3 principally include certain RMBS, CMBS, other-asset backed securities, and partnership investments. See Note 1(c) to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for our accounting policy on fair value.

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

The estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of September 30, 2012 and December 31, 2011 were as follows (in millions):

	Level 1	Level 2	Level 3	Total
As of September 30, 2012
Equity securities:
Common stock(1)	$1,504.6	$—	$—	$1,504.6
Preferred stock	—	—	—	—

Total equity securities	1,504.6	—	—	1,504.6

Debt securities:
U.S. Government obligations	—	486.2	—	486.2
Municipal bonds	—	6,563.9	—	6,563.9
Foreign government obligations	—	838.4	—	838.4
U.S. corporate bonds	—	3,485.5	31.3	3,516.8
Foreign corporate bonds	—	2,203.7	—	2,203.7
Mortgage and asset-backed securities:
RMBS(2)	—	1,918.1	57.8	1,975.9
CMBS	—	416.3	77.6	493.9
Other asset-backed securities	—	250.9	6.8	257.7

Total debt securities	—	16,163.0	173.5	16,336.5
Short-term investments	—	235.1	—	235.1
Other invested assets (excluding equity method investments)(3)	—	—	39.8	39.8

Total investments (excluding equity method investments)	$1,504.6	$16,398.1	$213.3	$18,116.0

Senior Notes	$—	$1,974.2	$—	$1,974.2

	Level 1	Level 2	Level 3	Total
As of December 31, 2011
Equity securities:
Common stock(1)	$871.0	$—	$—	$871.0
Preferred stock	—	—	—	—

Total equity securities	871.0	—	—	871.0

Debt securities:
U.S. Government obligations	267.8	—	—	267.8
Municipal bonds	—	1,113.6	—	1,113.6
Foreign government obligations	—	—	—	—
U.S. corporate bonds	—	354.1	—	354.1
Foreign corporate bonds	—	83.5	—	83.5
Mortgage and asset-backed securities:
RMBS(2)	—	497.3	—	497.3
CMBS	—	144.7	—	144.7
Other asset-backed securities	—	218.5	—	218.5

Total debt securities	267.8	2,411.7	—	2,679.5
Short-term investments	54.3	1,042.2	—	1,096.5
Other invested assets (excluding equity method investments)(3)	—	—	23.6	23.6

Total investments (excluding equity method investments)	$1,193.1	$3,453.9	$23.6	$4,670.6

Senior Notes	$—	$314.8	$—	$314.8

(1)	Of the $1,504.6 million and $871.0 million of fair value as of September 30, 2012 and December 31, 2011, $572.8 million and $573.3 million, respectively, related to certain energy sector businesses.
(2)	Includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(3)	Includes partnership investments accounted for on an AFS basis.

European securities. The following table provides a breakdown of the fair value, net unrealized gains (losses) and the average rating of our debt securities from governments and companies in Europe as of September 30, 2012 (in millions):

	Fair Value	Net Unrealized Gains (Losses)	Average Rating
United Kingdom
Foreign government	$132.9	$2.2	AAA / Aaa
Foreign corporate-financial	190.0	8.2	A
Foreign corporate-non-financial	259.4	6.8	A
Asset-backed	90.0	3.7	A

Total United Kingdom	$672.3	$20.9

Netherlands
Foreign government	$31.5	$0.4	AAA / Aaa
Foreign corporate-financial	145.2	6.1	A
Foreign corporate-non-financial	153.7	3.1	A
Asset-backed	6.8	0.1	A

Total Netherlands	$337.2	$9.7

France
Foreign government	$55.4	$2.5	AAA / Aaa
Foreign corporate-financial	69.7	2.5	A
Foreign corporate-non-financial	148.1	2.0	A
Asset-backed	1.6	—	AAA / Aaa

Total France	$274.8	$7.0

Germany
Foreign government	$115.7	$2.6	AAA / Aaa
Foreign corporate-financial	111.2	2.0	AA / Aa
Foreign corporate-non-financial	8.1	0.1	A

Total Germany	$235.0	$4.7

Spain
Foreign corporate-financial	$8.8	$—	BBB / Baa
Foreign corporate-non-financial	22.9	(0.2)	BBB / Baa

Total Spain	$31.7	$(0.2)

Italy
Foreign corporate-financial	$4.9	$—	BBB / Baa
Foreign corporate-non-financial	3.8	0.1	BBB / Baa

Total Italy	$8.7	$0.1

Ireland
Foreign corporate-non-financial	$8.9	$0.1	BB

Other*
Supranational	$90.1	$3.2	AA / Aa
Foreign government	10.6	—	AA / Aa
Foreign corporate-financial	125.4	4.9	A
Foreign corporate-non-financial	127.1	2.5	A
Asset-backed	1.0	—	AAA / Aaa

Total Other	$354.2	$10.6

*	Includes Belgium, the Czech Republic, Denmark, Finland, Luxembourg, Norway, Poland, Sweden and Switzerland.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of September 30, 2012, categorized by state and revenue source (in millions). Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
Texas	$41.7	$3.2	$5.6	$—	$16.0	$91.1	$112.4	$—	$270.0	$356.6	$626.6
New York	26.3	—	5.9	—	60.8	197.2	130.7	24.7	445.6	29.8	475.4
California	26.1	2.6	—	54.1	—	36.9	80.1	—	199.8	188.9	388.7
Massachusetts	18.2	25.5	5.1	—	20.3	61.8	16.3	0.1	147.3	134.6	281.9
Florida	—	—	2.0	55.4	1.0	52.2	5.6	4.5	120.7	123.6	244.3
Arizona	1.4	11.3	—	—	56.0	26.8	129.4	—	224.9	—	224.9
North Carolina	13.3	13.2	12.2	4.2	—	0.6	27.0	14.9	85.4	131.7	217.1
Illinois	0.3	31.5	—	—	23.8	67.0	11.7	10.9	145.2	48.0	193.2
Missouri	4.3	52.4	6.5	—	15.2	34.1	36.8	29.6	178.9	11.9	190.8
Connecticut	5.0	—	19.0	—	65.0	7.7	—	—	96.7	88.2	184.9
All other states	151.2	37.3	139.0	181.9	127.7	354.4	424.8	97.9	1,514.2	616.0	2,130.2

Total	$287.8	$177.0	$195.3	$295.6	$385.8	$929.8	$974.8	$182.6	$3,428.7	$1,729.3	5,158.0

Total advance refunded / escrowed maturity bonds											1,405.9

Total municipal bonds											$6,563.9

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

“Florida, Wind” has the highest modeled after-tax net catastrophe costs for both a 100 and 250 year return period, and would represent approximately 8 percent and 14 percent, respectively, of stockholders’ equity as of September 30, 2012. If multiple severe catastrophic events occur in any one year, the potential economic cost to us could be materially higher than any one of the amounts shown above.

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

Future Application of Accounting Standards

In July 2012, the FASB issued revised guidance on the testing of certain intangible assets for impairment. This guidance simplifies how an entity tests for impairment of intangible assets other than goodwill, such as licenses and trade names, that are determined to have an indefinite life. The revised guidance allows an entity to first make a qualitative assessment to determine whether it is necessary to perform quantitative testing. Based on the results of such assessment, an entity will only be required to perform quantitative testing if it is more likely than not that the asset is impaired. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We will adopt this guidance in the fourth quarter of 2012, and we currently do not believe that the implementation will have a material impact on our results of operations and financial condition.

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

Equity Securities. The table below summarizes our equity price risk and reflects the effect of a hypothetical increase or decrease in market prices as of September 30, 2012 on the estimated fair value of our consolidated equity securities portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
As of September 30, 2012 (dollars in millions)	$1,504.6	20% Increase	$1,805.5	3.0
		20% Decrease	1,203.7	(3.0)

Debt Securities and Senior Notes. The primary market risk for our and our subsidiaries’ debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents sensitivity analyses as of September 30, 2012 of our (i) consolidated debt securities and (ii) the Senior Notes that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical September 30, 2012 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

As of September 30, 2012

(dollars in millions)

Interest Rate Shifts	-300	-200	-100	0	100	200	300
Assets:
Debt securities, fair value	$18,233.1	$17,558.4	$16,927.8	$16,336.5	$15,705.9	$15,024.6	$14,340.1
Estimated change in fair value	$1,896.6	$1,221.9	$591.3	$—	$(630.6)	$(1,311.9)	$(1,996.4)
Liabilities:
Senior Notes, fair value	$2,417.0	$2,238.6	$2,083.4	$1,974.2	$1,826.9	$1,719.8	$1,623.8
Estimated change in fair value	$442.8	$264.4	$109.2	$—	$(147.3)	$(254.4)	$(350.4)

Partnership Investments. In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for as AFS or using the equity method, and had a carrying value of $155.5 million as of September 30, 2012.

Foreign Currency Exchange Rate Risk. Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency, and conduct business in their local currency, as well as the currencies of the other countries in which they operate. Prior to the merger with Transatlantic, we did not have any material assets or liabilities denominated in foreign currencies. The table below summarizes our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. dollar as of September 30, 2012 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

	Estimated Fair Value		Hypothetical Exchange Rate Change	Estimated Fair Value After Hypothetical Change in Exchange Rate	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity

September 30, 2012 (dollars in millions)	$(50.1	)*	20% Increase	$(60.1)	(0.1)
			20% Decrease	(40.1)	0.1

*	Brackets denote a net liability position as of September 30, 2012.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the three months ended September 30, 2012 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 30, 2012, Alleghany and the other defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of these putative stockholder class actions against Alleghany, Merger Sub, Old Transatlantic, Old Transatlantic’s directors, and Allied World Assurance Company Holdings, among others. Pursuant to the terms of the proposed settlement, certain supplemental disclosures were made related to the merger. The memorandum of understanding contemplated that the parties would enter into a stipulation of settlement. On October 12, 2012, the parties entered into a stipulation of settlement that includes customary conditions, including court approval following notice to Old Transatlantic’s stockholders. A hearing on the settlement has been scheduled for January 10, 2013, at which the Court of Chancery of the State of Delaware will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the merger, the Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law), among other claims. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Court of Chancery of the State of Delaware for an award of attorneys’ fees and expenses not to exceed $0.5 million. Transatlantic will pay, or cause to be paid, any attorneys’ fees and expenses awarded by the Court of Chancery of the State of Delaware. There can be no assurance that the Court of Chancery of the State of Delaware will approve the settlement. In such event, the proposed settlement as contemplated by the stipulation of settlement may be terminated.

Settlement by Transatlantic with AIG

On January 26, 2012, Transatlantic reached an agreement with AIG to settle and mediate a dispute previously in arbitration, which arose as a result of losses claimed by Transatlantic from its participation in a securities lending program administered and managed by AIG. On July 20, 2012, in accordance with the agreement between the parties, a mediator awarded Transatlantic a settlement payment of $75.0 million with respect to the securities lending claim. In connection with its accounting for the acquisition of Transatlantic, Alleghany established an asset of $36.0 million, representing an estimate based on the minimum recovery previously agreed to by the parties, net of estimated legal costs. A pre-tax net benefit of approximately $23.5 million resulting from this settlement was recorded as other income in the third quarter and first nine months of 2012, representing the portion of the settlement payment above such minimum recovery, net of additional estimated legal costs.

Item 1A. Risk Factors.

Except as set forth below, there are no material changes from the risk factors set forth in Part II, Item 1A, “Risk Factors,” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 (the “First Quarter Form 10-Q”) and June 30, 2012 (the “Second Quarter Form 10-Q”). Please refer to the risk factors set forth in the First Quarter Form 10-Q and the Second Quarter Form 10-Q for disclosures regarding what we believe are the more significant risks and uncertainties related to our businesses.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

101.1	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three months and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION
Registrant

Date: November 6, 2012	By:	/s/ Roger B. Gorham
Roger B. Gorham
Senior Vice President and chief financial officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

101.1	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three months and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (iv) Notes to Unaudited Consolidated Financial Statements.