Form 10-K
period 2012-12-31
ALLEGHANY CORP /DE
filed 2013-02-21
CIK 775368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes  ☑                             No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

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

Yes   ☐                             No   ☑

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $5,631,047,417 based on the closing sale price of the registrant’s common shares on the New York Stock Exchange on that date.

As of February 12, 2013, 16,804,007 shares of the registrant’s common stock, par value $1.00 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders of Alleghany Corporation to be held on April 26, 2013 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALLEGHANY CORPORATION

ALLEGHANY CORPORATION

References in this Annual Report on Form 10-K for the year ended December 31, 2012, or this “Form 10-K,” to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. In addition, unless the context otherwise requires, references to

•	“TransRe” are to our reinsurance holding company subsidiary Transatlantic Holdings, Inc. and its subsidiaries,

•	“TRC” are to our subsidiary Transatlantic Reinsurance Company and its subsidiaries,

•	“AIHL” are to our insurance holding company subsidiary Alleghany Insurance Holdings LLC,

•	“RSUI” are to our subsidiary RSUI Group, Inc. and its subsidiaries,

•	“CATA” are to our subsidiary Capitol Transamerica Corporation and its subsidiaries, and also include the operations and results of Platte River Insurance Company unless the context otherwise requires,

•	“PCC” are to our subsidiary Pacific Compensation Corporation and its subsidiaries,

•	“AIHL Re” are to our subsidiary AIHL Re LLC,

•	“Alleghany Capital Partners” are to our subsidiary Alleghany Capital Partners LLC,

•	“Alleghany Properties” are to our subsidiary Alleghany Properties Holdings LLC and its subsidiaries, and

•	“Bourn & Koch” are to our majority-owned subsidiary BKH Holdings, Inc. and its subsidiary Bourn & Koch, Inc., or “BKI.”

NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-K contains disclosures which are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “potential,” “should,” “continue” or the negative versions of those words or other comparable words. These forward-looking statements are based upon our current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and our future financial condition and results. These statements are not guarantees of future performance, and we have no specific intention to update these statements. The uncertainties and risks include, but are not limited to,

•	significant weather-related or other natural or man-made catastrophes and disasters;

•	the cyclical nature of the property and casualty reinsurance and insurance industries;

•	changes in market prices of our significant equity investments and changes in value of our debt securities portfolio;

•	adverse loss development for events insured by our reinsurance and insurance operating units in either the current year or prior years;

•	the long-tail and potentially volatile nature of certain casualty lines of business written by our reinsurance and insurance operating units;

•	the cost and availability of reinsurance;

•	exposure to terrorist acts and acts of war;

•	the willingness and ability of our reinsurance and insurance operating units’ reinsurers to pay reinsurance recoverables owed to our reinsurance and insurance operating units;

•	changes in the ratings assigned to our reinsurance and insurance operating units;

•	claims development and the process of estimating reserves;

•

legal, political, judicial and regulatory changes, including the federal financial regulatory reform of the insurance industry by the Dodd-Frank Wall Street Reform and Consumer Protection Act or, the “Dodd-Frank Act”;

•	the uncertain nature of damage theories and loss amounts;

•	the reliance by our reinsurance operating units on a limited number of brokers;

•	increases in the levels of risk retention by our reinsurance and insurance operating units;

•	the loss of key personnel of our reinsurance or insurance operating units;

•	fluctuation in foreign currency exchange rates;

•	the failure to comply with the restrictive covenants contained in the agreements governing our indebtedness;

•	the ability to make payments on, or repay or refinance, our debt; and

•	risks inherent in international operations.

Additional risks and uncertainties include general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession; variations in political, economic or other factors; risks relating to conducting operations in a competitive environment; effects of acquisition and disposition activities, inflation rates, or recessionary or expansive trends; changes in interest rates; extended labor disruptions, civil unrest, or other external factors over which we have no control; and changes in our plans, strategies, objectives, expectations, or intentions, which may happen at any time at our discretion. As a consequence, current plans, anticipated actions, and future financial condition and results may differ from those expressed in any forward-looking statements made by us or on our behalf. See Part I, Item 1A of this Form 10-K for a more detailed discussion of these risks and uncertainties.

PART I

Item 1. Business.

Overview

We are a Delaware corporation which owns and manages operating subsidiaries and investments, anchored by a core position in property and casualty reinsurance and insurance. We were incorporated in 1984 under the laws of the State of Delaware and in December 1986, we succeeded to the business of our parent company, Alleghany Corporation, which was incorporated in 1929.

Prior to March 6, 2012, Alleghany was primarily engaged, through AIHL and its subsidiaries, in the property and casualty insurance business. AIHL’s insurance operations are principally conducted by its subsidiaries RSUI, CATA and PCC. CATA has been a subsidiary of AIHL since January 2002, and RSUI has been a subsidiary of AIHL since July 2003. In June 2006, AIHL Re was established as a captive reinsurance subsidiary of AIHL, and AIHL Re has, in the past, provided reinsurance to our insurance operating units and affiliates. PCC has been a subsidiary of AIHL since July 18, 2007.

On March 6, 2012, or the “Acquisition Date,” pursuant to an Agreement and Plan of Merger, or the “Merger Agreement,” among Alleghany, our wholly-owned subsidiary, Shoreline Merger Sub, LLC (subsequently converted into a corporation), or “Merger Sub,” and Transatlantic Holdings, Inc., or “Old TransRe,” Old TransRe was merged with and into Merger Sub, or the “merger.” As a result of the merger, Merger Sub was renamed “Transatlantic Holdings, Inc.,” and Old TransRe became our wholly-owned subsidiary.

Pursuant to the terms of the Merger Agreement, on the Acquisition Date, former stockholders of Old TransRe were entitled to receive, in exchange for each share of Old TransRe common stock held, either shares of our common stock or cash consideration with a value equal to approximately $61.14. On the Acquisition Date, we paid to the former stockholders of Old TransRe total consideration of approximately $3.5 billion, consisting of cash consideration of $816.0 million and stock consideration of 8,360,959 shares of our common stock. Our reinsurance operations began immediately following the merger. See Note 2 to Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K for additional detail on the merger.

In addition to our reinsurance and insurance operations, we also own and manage a small group of non-reinsurance and insurance operating businesses and investments. As of December 31, 2012, Alleghany had total assets of $22.8 billion and total stockholders’ equity of $6.4 billion.

Our principal executive offices are located in leased office space at 7 Times Square Tower, New York, New York 10036, and our telephone number is (212) 752-1356. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” are available, free of charge, on our website at www.alleghany.com, as soon as reasonably practicable after we electronically file this material with, or furnish it to, the U.S. Securities and Exchange Commission, or the “SEC.” Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Our Financial Personnel Code of Ethics, Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters for our Audit, Compensation and Nominating and Governance Committees are also available on our website. In addition, interested parties may obtain, free of charge, copies of any of the above reports or documents upon request to the Secretary of Alleghany.

Segment Information

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its business into two reportable segments – reinsurance and insurance. Reinsurance and insurance underwriting activities are evaluated separately from investment and corporate activities. The primary components of “corporate activities” are Alleghany Properties, Alleghany’s investments in Homesite Group Incorporated, or “Homesite,” and ORX Exploration, Inc., or “ORX,” and strategic investments and other activities at the parent level. As of April 26, 2012, corporate activities also includes the operating results of BKI. See below and Note 13 to Notes to Consolidated Financial Statements set forth in Part

II, Item 8 of this Form 10-K for an analysis of our underwriting results by segment and corporate activities, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations.”

Reinsurance Segment

General. The reinsurance segment consists of property and casualty reinsurance operations conducted by TransRe’s reinsurance operating units. TransRe, an international reinsurance organization, through its principal wholly-owned subsidiaries, Transatlantic Reinsurance Company, or “TRC,” TransRe Zurich Ltd., or “TRZ,” and Fair American Insurance and Reinsurance Company, or “FAIRCO,” offers reinsurance capacity to reinsurance and insurance companies for a full range of property and casualty products. These products are distributed through brokers and on a direct basis, in both the domestic and foreign markets. TransRe is headquartered in New York, New York, with six other locations in the United States and has operations worldwide, including in: Africa, Australia, Bermuda, Canada, three locations in Asia, three locations in Central and South America, and seven locations in the United Kingdom and Europe. One or both of TRC and FAIRCO are licensed, accredited or authorized or can serve as a reinsurer in the 50 states and the District of Columbia and in Puerto Rico and Guam. TRC is also licensed in Bermuda, Canada, Japan, the United Kingdom, the Dominican Republic, the Hong Kong Special Administrative Region of the People’s Republic of China, Germany and Australia. In addition, TRZ is licensed as a reinsurer in Switzerland.

The reinsurance segment is reported by two major product lines, “property” and “casualty & other.”

•

Property. TransRe’s principal lines of business within property include fire, allied lines, auto physical damage and homeowners multiple peril lines (which include property catastrophe risks). In 2012, property reinsurance accounted for approximately 32.9 percent of TransRe’s gross premiums written.

•

Casualty & Other. TransRe’s principal lines of business within casualty & other include liability (including directors’ and officers’, or “D&O,” liability, errors and omissions liability and general liability), medical malpractice, ocean marine and aviation, auto liability (including non-standard risks), accident and health, surety, and credit. In 2012, casualty reinsurance accounted for approximately 67.1 percent of TransRe’s gross premiums written.

TRC, TRZ and FAIRCO offer reinsurance capacity on both a treaty and facultative basis. Treaty reinsurance is a contractual arrangement that provides for the automatic reinsuring of a type or category of risk underwritten by the ceding company. Facultative reinsurance is the reinsurance of individual risks. Rather than agreeing to reinsure all or a portion of a class of risk, the reinsurer separately rates and underwrites each risk. Facultative reinsurance is normally purchased for risks not covered by treaty reinsurance or for individual risks covered by reinsurance treaties that are in need of capacity beyond that provided by such treaties.

A ceding company’s reinsurance program may involve pro rata and excess-of-loss reinsurance on both a treaty and facultative basis. TransRe provides pro rata and excess-of-loss reinsurance for most major lines of business. Under pro rata reinsurance (also referred to as proportional), the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion. As pro rata business is a proportional sharing of premiums and losses between ceding company and reinsurer, generally the underwriting reinsurance results of such business more closely reflect the underwriting results of the business ceded than do the results of excess-of-loss business. In pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission, which is generally based on the ceding company’s cost of obtaining the business being reinsured such as brokers’ and agents’ commissions, local taxes and administrative expenses. Under excess-of-loss reinsurance, the reinsurer agrees to reimburse the ceding company for all losses in excess of a predetermined amount up to a predetermined limit. Premiums paid by the ceding company to the reinsurer for excess-of-loss coverage are generally not proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk. Often there is no ceding commission on excess-of-loss reinsurance and therefore the pricing mechanism used by reinsurers in those instances is a rate applicable to premiums of the individual policy or policies subject to the reinsurance agreement.

As of December 31, 2012, the statutory surplus of TRC was $4.2 billion, including the statutory surplus of FAIRCO of $271.4 million.

Distribution. TransRe provides property and casualty reinsurance capacity through brokers as well as directly to insurance and reinsurance companies in both the domestic and international markets. In 2012, approximately 82 percent of TransRe’s gross premiums written were written through brokers with the balance written directly. In 2012, companies controlled by Aon Corporation, Marsh & McLennan Companies, Inc. and Willis Group Holdings, plc, were TransRe’s largest brokerage sources of business, accounting for 26 percent, 21 percent and 12 percent, respectively, of gross premiums written. These three international brokers dominate the reinsurance brokerage industry. Due to the substantial percentages of premiums written through these brokers, the loss of business from any one of them could have a material adverse effect on TransRe’s business.

Underwriting. TransRe’s underwriting process emphasizes a team approach among TransRe’s underwriters, actuaries and claims staff, as appropriate. Treaties are reviewed for compliance with TransRe’s underwriting guidelines and objectives, and most treaties are evaluated in part based upon actuarial analyses conducted by TransRe. TransRe’s actuarial models used in such analyses are tailored in each case to the exposures and experience underlying the specific treaty and the loss experience for the risks covered. Property catastrophe exposed treaties are generally evaluated using industry standard models. These models are used as a guide for risk assessment and are continually being updated. TransRe also frequently conducts underwriting and claims audits at the offices of a prospective ceding company before and after entering into major treaties, because reinsurers, including TransRe, do not separately evaluate each of the individual risks assumed under their treaties and, consequently, are largely dependent on the original underwriting decisions made by the ceding company. Such dependence subjects TransRe, and reinsurers in general, to the possibility that the ceding companies have not adequately evaluated the risks to be reinsured and, therefore, that the premiums ceded in connection therewith may not adequately compensate the reinsurer for the risk assumed.

TransRe often seeks to lead treaty arrangements. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and takes the initiative in negotiating price, terms and conditions. TransRe believes that this strategy has enabled it to influence more effectively the terms and conditions of the treaties in which it has participated. When TransRe does not lead a treaty, it may still suggest changes to any aspect of the treaty. TransRe may reject any treaty business offered to it based upon its assessment of all relevant factors. Such factors include type and level of risk assumed; actuarial and underwriting judgment with respect to rate adequacy; various treaty terms; prior and anticipated loss experience (including exposure to natural and man-made catastrophes) on the treaty; prior business experience with the ceding company; overall financial position; operating results; ratings from credit rating agencies of the ceding company; and social, legal, regulatory, environmental and general economic conditions affecting the risks assumed or the ceding company.

Ratings. TRC, TRZ and FAIRCO are rated “A+” by Standard & Poor’s Ratings Services, or “S&P,” and “A” (Excellent) by A.M. Best Company, Inc., or “A.M. Best,” and TRC is rated “A1” by Moody’s Investors Service Inc., or “Moody’s,” independent organizations that analyze the insurance industry and the financial positions of reinsurance and insurance companies. Additional information regarding ratings and the risks related to ratings from ratings agencies can be found on pages 42 and 43 of this Form 10-K.

Insurance Segment

The insurance segment consists of property and casualty insurance operations conducted by AIHL through its insurance operating units RSUI, headquartered in Atlanta, Georgia; CATA, headquartered in Middleton, Wisconsin; and PCC, headquartered in Agoura Hills, California. AIHL Re, our Vermont-domiciled captive reinsurance company, has, in the past, provided reinsurance to our insurance operating units and affiliates. Unless we state otherwise, references to AIHL include the operations of RSUI, CATA, PCC and AIHL Re.

In 2012, property insurance accounted for approximately 49 percent, and casualty insurance accounted for approximately 51 percent, of AIHL’s gross premiums written.

RSUI

General. RSUI, which includes the operations of its wholly-owned subsidiaries RSUI Indemnity Company, or “RIC,” Landmark American Insurance Company, or “Landmark,” and Covington Specialty Insurance Company, or “Covington,” underwrites specialty insurance coverages in the property, umbrella/excess liability, general liability, D&O liability and professional liability lines of business. RSUI also writes a modest amount of reinsurance business on an assumed basis, which is included in the insurance segment.

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

RSUI writes specialty business on both an admitted and non-admitted basis. Insurers may market, sell and service insurance policies in the states where they are licensed. These insurers are referred to as admitted insurers. Admitted insurers are generally required to obtain regulatory approval of their policy forms and premium rates. Non-admitted insurance markets have developed to provide insurance that is otherwise unavailable from the admitted insurance markets of a state. Non-admitted insurance is procured by either state-licensed surplus lines brokers who place risks with insurers not licensed in that state or by insureds’ direct procurement from non-admitted insurers. Non-admitted insurance is subject to considerably less regulation with respect to policy rates and forms.

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

RSUI writes business on an approved, non-admitted basis primarily through Landmark, which, as a non-admitted company, is not subject to state form and rate regulations and thus has more flexibility in its rates and coverages for specialized or hard-to-place risks. This typically results in coverages that are more restrictive and expensive than coverages written by a standard insurance company. As of December 31, 2012, Landmark was approved to write business on a non-admitted basis in 49 states and is a domestic surplus lines company in Oklahoma.

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

As of December 31, 2012, the statutory surplus of RIC was approximately $1.3 billion, the statutory surplus of Landmark was $191.6 million, and the statutory surplus of Covington was $46.6 million.

Distribution. As of December 31, 2012, RSUI conducted its insurance business through approximately 146 independent wholesale insurance brokers located throughout the United States and 31 managing general agents. RSUI’s wholesale brokers are appointed on an individual basis based on management’s appraisal of expertise and experience, and only specific locations of a wholesale broker’s operations may be appointed to distribute RSUI’s products. Producer agreements which stipulate premium collection, payment terms and commission arrangements are in place with each wholesale broker. No wholesale broker holds underwriting, claims or reinsurance authority. RSUI has entered into underwriting authority arrangements with 31 managing general agents for small, specialized coverages. RSUI’s top five producing wholesale brokers accounted for approximately 60 percent of gross premiums written by RSUI in 2012. RSUI’s top two producing wholesale brokers, Swett & Crawford Group and AmWINS Group, Inc. accounted for, in the aggregate, approximately 33.7 percent of AIHL’s gross premiums written in 2012.

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

Ratings. RIC is rated “A” (Excellent) by A.M. Best. Landmark and Covington are rated “A” (Excellent) on a reinsured basis by A.M. Best.

CATA

General. CATA, primarily through its wholly-owned subsidiaries Capitol Indemnity Corporation, or “Capitol Indemnity,” and Capitol Specialty Insurance Corporation, or “CSIC,” operates in the 50 states and the District of Columbia. CATA also includes the operations and results of Platte River Insurance Company, or “Platte River.”

Capitol Indemnity conducts its property and casualty insurance business on an admitted basis, with a geographic concentration in the Midwestern and Plains states. Capitol Indemnity also writes surety products such as commercial surety bonds and contract surety bonds on a national basis. Commercial surety bonds include all surety bonds other than contract surety bonds and cover obligations typically required by law or regulation, such as licenses and permits. Capitol Indemnity offers contract surety bonds in the non-construction segment of the market which secure performance under supply, service and maintenance contracts. Capitol Indemnity also offers developer subdivision bonds in the construction segment of the market which secure performance and payment obligations under federal, state, local and private construction contracts.

CSIC conducts substantially all of its business on an approved, non-admitted basis on a national basis and writes primarily specialty lines of property and casualty insurance.

Platte River is licensed in the 50 states and the District of Columbia and operates in conjunction with Capitol Indemnity primarily by providing surety products and offering pricing flexibility in those jurisdictions where both Capitol Indemnity and Platte River are licensed.

In 2012, the property and casualty business accounted for approximately 67.2 percent of CATA’s gross premiums written (including approximately 5.5 percent of professional liability), and the surety business accounted for the remainder.

As of December 31, 2012, the statutory surplus of Capitol Indemnity was $162.5 million, including the statutory surplus of CSIC of $52.2 million. As of December 31, 2012, the statutory surplus of Platte River was $37.7 million.

Distribution. CATA conducts its insurance business through independent and general insurance agents located throughout the United States. As of December 31, 2012, CATA had approximately 316 independent agents and 59 general agents licensed to write property and casualty and surety coverages, approximately 91 agents specializing in professional liability coverages and approximately 283 independent agents licensed only to write surety coverages. The general agents write very little surety business and have full quoting and binding authority within the parameters of their agency contracts with respect to the property and casualty business that they write. Certain independent agents have binding authority for specific business owner policy products, including property and liability coverages and non-contract surety products. No agent of CATA had writings in excess of 11 percent of CATA’s gross premiums written in 2012.

Underwriting. Elements of CATA’s underwriting process include prudent risk selection, appropriate pricing and coverage customization. All accounts are reviewed on an individual basis to determine underwriting acceptability. CATA is a subscriber to the Insurance Service Organization, or “ISO,” and the Surety and Fidelity Association of America, or “SFAA,” insurance reference resources recognized by the insurance industry. CATA’s underwriting procedures, rates and contractual coverage obligations are based on procedures and data developed by the ISO for property and casualty lines and by the SFAA for surety lines. Underwriting acceptability is determined by type of business, claims experience, length of time in business and business experience, age and condition of premises occupied and financial stability. Information is obtained from, among other sources, agent applications, financial reports and on-site loss control surveys. If an account does not meet pre-determined acceptability parameters, coverage is declined. If an in-force policy becomes unprofitable due to extraordinary claims activity or inadequate premium levels, a non-renewal notice is issued in accordance with individual state statutes and rules.

Ratings. Capitol Indemnity, CSIC and Platte River are rated “A” (Excellent) on a reinsured basis by A.M. Best.

PCC

General. Prior to June 2009, PCC’s main business was workers’ compensation insurance, which was conducted on a direct basis through its wholly-owned subsidiary Pacific Compensation Insurance Company, or “PCIC.” In June 2009, PCC determined that it was unable to write business at rates it deemed adequate due to the state of the California workers’ compensation market. As a result, PCC ceased soliciting new or renewal business on a direct basis commencing August 1, 2009 and took corresponding expense reduction steps, including staff reductions. During the 2009 third quarter, PCC sold the renewal rights of its directly placed workers’ compensation insurance policies and certain other assets and rights to an independent insurance brokerage.

As part of a strategic repositioning effort, effective April 12, 2010, PCC changed its name from Employers Direct Corporation and changed the name of its wholly-owned insurance subsidiary from Employers Direct Insurance Company to PCIC and took steps to emerge as a writer, through PCIC, of workers’ compensation insurance distributed through independent insurance brokers. During 2011 and 2012, PCC began writing a modest amount of new business, all of which was through brokers.

PCIC is currently licensed in California and seven additional states. As of December 31, 2012, the statutory surplus of PCIC was $108.9 million.

Rating. As a result of PCC’s determination to cease writing business on a direct basis and certain other factors, on June 30, 2009, A.M. Best downgraded its rating of PCIC to “B++” (Good), with a stable outlook, from “A-” (Excellent), with a negative outlook.

Reserves

Each of our reinsurance and insurance operating units establishes reserves on its balance sheet for unpaid loss and loss adjustment expense, or “LAE,” related to its property and casualty reinsurance and insurance contracts. The reserves for loss and LAE represent management’s best estimate of the ultimate cost of all reported and unreported losses incurred through the balance sheet date. The estimation of loss reserves is inherently difficult and subjective, especially in view of changing legal and economic environments that impact the development of loss reserves. Therefore, quantitative techniques have to be supplemented by subjective considerations and managerial judgment. In addition, conditions and trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”

Changes in Historical Net Loss and LAE Reserves

The following table shows changes in historical net loss and LAE reserves for our reinsurance and insurance operating units for each year since 2002.

The first line of the upper portion of the table shows the net reserves as of December 31 of each of the indicated years, representing the estimated amounts of net outstanding loss and LAE for claims arising during that year and in all prior years that are unpaid, including losses that have been incurred but not yet reported, or

“IBNR,” to our reinsurance and insurance operating units. The upper (paid) portion of the table shows the cumulative net amounts paid as of December 31 of successive years with respect to the net reserve liability for each year.

The lower portion of the table shows the re-estimated amount of the previously recorded net reserves for each year based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about claims for individual years. In evaluating the information in the table, it should be noted that a reserve amount reported in any period includes the effect of any subsequent change in such reserve amount. For example, if a loss was first reserved in 2003 at $100,000 and was determined in 2012 to be $150,000, the $50,000 deficiency would be included in the Cumulative (Deficiency) Redundancy row shown below for each of the years 2003 through 2011.

Changes in Historical Net Reserves for Loss and LAE

	Years Ended December 31,
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
	(in millions)
Net liability as of end of year	$113.3	$276.0	$639.0	$952.9	$1,127.5	$1,412.9	$1,570.3	$1,573.3	$1,481.3	$1,481.2	$10,933.9
Cumulative amount of net liability paid as of:
One year later	47.4	72.6	239.4	172.7	243.3	296.1	355.6	388.7	345.7	369.5
Two years later	80.6	116.8	310.8	356.1	421.7	515.0	659.5	642.2	616.4
Three years later	100.1	149.6	365.2	493.2	529.6	708.5	848.9	841.9
Four years later	110.1	173.7	413.6	572.2	648.6	820.6	990.1
Five years later	115.8	191.7	446.9	664.7	697.9	909.2
Six years later	121.7	208.0	465.4	703.0	732.3
Seven years later	124.0	220.0	475.0	725.8
Eight years later	125.5	224.1	486.5
Nine years later	126.6	229.8
Ten years later	128.7
Net liability re-estimated as of:
One year later	134.0	268.7	631.8	943.2	1,115.4	1,370.0	1,552.4	1,539.6	1,455.5	1,468.9
Two years later	147.7	264.6	620.1	941.2	1,047.9	1,341.9	1,526.5	1,506.7	1,457.2
Three years later	149.0	268.1	593.3	899.7	1,012.5	1,306.7	1,486.0	1,497.8
Four years later	150.7	263.8	584.1	873.0	976.7	1,263.2	1,465.4
Five years later	153.5	262.0	566.7	858.8	933.0	1,241.9
Six years later	151.7	256.1	554.0	832.7	919.2
Seven years later	148.4	252.8	537.6	826.7
Eight years later	143.6	250.1	539.5
Nine years later	142.3	254.2
Ten years later	144.3
Cumulative (deficiency) redundancy	$(31.0)	$21.8	$99.5	$126.2	$208.3	$171.0	$104.9	$75.5	$24.1	$12.3	$—

Gross liability-end of year	$258.0	$438.0	$1,246.4	$2,571.9	$2,228.9	$2,379.7	$2,578.6	$2,521.0	$2,328.7	$2,313.0	$12,239.8
Less: reinsurance recoverable	144.7	162.0	607.4	1,619.0	1,101.4	966.8	1,008.3	947.7	847.4	831.8	1,305.9

Net liability-end of year	$113.3	$276.0	$639.0	$952.9	$1,127.5	$1,412.9	$1,570.3	$1,573.3	$1,481.3	$1,481.2	$10,933.9

Gross re-estimated liability-latest	$277.5	$430.0	$1,096.1	$2,259.8	$1,769.1	$1,963.1	$2,247.6	$2,279.6	$2,226.6	$2,280.9	$12,239.8
Re-estimated recoverable- latest	133.2	175.8	556.6	1,433.1	849.9	721.2	782.2	781.8	769.4	812.0	1,305.9

Net re-estimated liability-latest	$144.3	$254.2	$539.5	$826.7	$919.2	$1,241.9	$1,465.4	$1,497.8	$1,457.2	$1,468.9	$10,933.9

Gross cumulative (deficiency) redundancy	$(19.5)	$8.0	$150.3	$312.1	$459.8	$416.6	$331.0	$241.4	$102.1	$32.1	$—

The net cumulative redundancies since 2003 primarily reflect casualty net reserve releases by RSUI, partially offset by catastrophe-related net reserve increases by RSUI in 2006 and 2007, as well as reserve increases at PCC in each year from 2008 through 2012, respectively. In addition, CATA recorded reserve increases in 2011 and 2012 related to a discontinued line of business. Prior year reserve adjustments are discussed on pages 73 and 74 of this Form 10-K.

The reconciliation between the aggregate net loss and LAE reserves of our reinsurance and insurance operating units reported in the annual statements filed with state insurance departments prepared in accordance with statutory accounting principles, or “SAP,” and those reported in our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States, or “GAAP,” for the last three years is shown below (in millions):

Reconciliation of Reserves for Loss and LAE from SAP Basis to GAAP Basis

	2012	2011	2010
Stautory reserves	$10,475.2	$1,481.8	$1,482.3
Net reserves of non-U.S. subsidiaries(1)	459.1	—	—
Reinsurance recoverables(2)	1,305.9	831.8	847.4
Purchase accounting adjustment	(0.4)	(0.6)	(1.0)

GAAP reserves	$12,239.8	$2,313.0	$2,328.7

(1)	TransRe’s non-U.S. subsidiaries do not file annual statements with state insurance departments in the United States.

(2)	Reinsurance recoverables in this table include only unpaid ceded loss reserves. Amounts reflected under the caption “Reinsurance recoverables” on our consolidated balance sheets set forth in Part II, Item 8 of this Form 10-K also include paid loss recoverables.

The reconciliation of beginning and ending aggregate reserves for unpaid loss and LAE of our reinsurance and insurance operating units for the last three years is shown below (in millions):

Reconciliation of Reserves for Loss and LAE

	Years Ended December 31,
	2012	2011	2010
Reserves as of January 1	$2,313.0	$2,328.7	$2,521.0
Less: reinsurance recoverables(1)	831.8	847.4	947.7

Net reserves	1,481.2	1,481.3	1,573.3

Reserves acquired(2)	9,156.1	—	—

Incurred loss, net of reinsurance, related to:
Current year(3)	2,642.6	455.8	411.6
Prior years	(12.3)	(25.8)	(33.7)

Total incurred loss and LAE, net of reinsurance	2,630.3	430.0	377.9

Paid loss, net of reinsurance, related to:
Current year(3)	1,950.5	84.4	81.2
Prior years	369.5	345.7	388.7

Total paid loss and LAE, net of reinsurance	2,320.0	430.1	469.9

Foreign exchange effect(3)	(13.7)	—	—

Reserves, net of reinsurance recoverables, as of December 31	10,933.9	1,481.2	1,481.3
Reinsurance recoverables as of December 31(1)	1,305.9	831.8	847.4

Reserves, gross of reinsurance recoverables, as of December 31	$12,239.8	$2,313.0	$2,328.7

(1)	Reinsurance recoverables in this table include only unpaid ceded loss reserves. Amounts reflected under the caption “Reinsurance recoverables” on our consolidated balance sheets set forth in Part II, Item 8 of this Form 10-K also include paid loss recoverables.

(2)	Represents the carrying value of TransRe’s net reserves acquired in the merger. As of the Acquisition Date, gross loss reserves were $9,627.8 million and ceded loss reserves were $471.7 million.

(3)	Includes amounts for TransRe from the Acquisition Date through December 31, 2012, including $87.8 million of favorable development from prior accident years on loss and LAE reserves acquired.

Asbestos and Environmental Impairment Reserves

Our reinsurance and insurance operating units’ reserves for loss and LAE include amounts for risks relating to asbestos-related illnesses and environmental impairment. The reserves carried for such claims, including the IBNR portion, are based upon known facts and current legal environment at the balance sheet date. However, significant uncertainty exists in determining the amount of ultimate liability for asbestos-related illnesses and environmental impairment losses, particularly for those occurring in 1985 and prior, which represent the majority of TransRe’s asbestos-related illnesses and environmental impairment reserves. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other reasons. Further, possible changes in statutes, laws, regulations, theories of liability and other factors could have a material effect on these liabilities and, accordingly, future earnings. Although we are unable at this time to determine whether additional reserves, which could have a material adverse effect upon our results of operations, may be necessary in the future, we believe that our asbestos-related illnesses and environmental impairment reserves are adequate as of December 31, 2012.

As of December 31, 2012 and 2011, gross and net loss and LAE reserves for risks relating to asbestos-related illnesses and environmental impairment were as follows (in millions):

	December 31, 2012		December 31, 2011
	Gross	Net	Gross	Net
TransRe	$512.4	$394.5	$—	$—
CATA	13.5	13.5	13.7	13.7

Total	$525.9	$408.0	$13.7	$13.7

As of December 31, 2012, the reserves for asbestos liabilities were approximately 11 times the average paid claims for the prior three year period, compared with 23 times as of December 31, 2011. The reserves for environmental impairment liabilities were approximately 9 times the average paid claims for the prior three year period, compared with five times as of December 31, 2011. The significant changes in these metrics from December 31, 2011 to December 31, 2012 reflect the impact of TransRe’s asbestos and environmental reserves.

The reconciliation of the beginning and ending gross reserves for unpaid loss and LAE related to asbestos and environmental impairment claims of our reinsurance and insurance operating units for the years 2010 through 2012 is shown below (in millions):

Reconciliation of Asbestos-Related Claims Reserves for Loss and LAE

	2012	2011	2010
Reserves as of January 1	$11.0	$11.3	$15.1
Reserves acquired(1)	340.0	—	—
Loss and LAE incurred	40.8	—	(3.0)
Paid losses(2)	(20.5)	(0.3)	(0.8)

Reserves as of December 31	$371.3	$11.0	$11.3

Type of reserves
Case	$148.6	$1.6	$1.7
IBNR	222.7	9.4	9.6

Total	$371.3	$11.0	$11.3

(1)	Represents the carrying value of TransRe’s reserves acquired in the merger.

(2)	Paid losses include commutations and legal settlements as well as regular paid losses.

Reconciliation of Environmental Impairment Claims Reserves for Loss and LAE

	2012	2011	2010
Reserves as of January 1	$2.7	$2.8	$3.8
Reserves acquired(1)	150.1	—	—
Loss and LAE incurred	15.4	—	(0.5)
Paid losses(2)	(13.6)	(0.1)	(0.5)

Reserves as of December 31	$154.6	$2.7	$2.8

Type of reserves
Case	$37.0	$0.4	$0.4
IBNR	117.6	2.3	2.4

Total	$154.6	$2.7	$2.8

(1)	Represents the carrying value of TransRe’s reserves acquired in the merger.

(2)	Paid losses include commutations and legal settlements as well as regular paid losses.

Catastrophe Risk Management

The business of our reinsurance and insurance operating units exposes them to losses from various catastrophe events. In a catastrophe event, losses from many insureds across multiple lines of business may result directly or indirectly from such single occurrence. Our reinsurance and insurance operating units take certain measures to mitigate the impact of catastrophe events through various means including considering catastrophe risks in their underwriting and pricing decisions, purchasing reinsurance, monitoring and modeling accumulated exposures, and managing exposure in key geographic zones and product lines that are prone to catastrophe events.

Natural disasters such as hurricanes, other windstorms, earthquakes and other catastrophes have the potential to materially and adversely affect our operating results. Other risks, such as an outbreak of a pandemic disease, a major terrorist event, the bankruptcy of a major company, or a marine or an aviation disaster, could also have a material adverse effect on our business and operating results.

We evaluate catastrophic events and assess the probability of occurrence and magnitude through the use of industry recognized models and other techniques. We supplement these models by judgmentally interpreting and adjusting when appropriate the modeled output and by monitoring the exposure risks of our operations. There is no single standard methodology to project possible losses from catastrophe exposures. Further, there are no industry standard assumptions used in projecting these losses, and the form and quality of the data obtained, including data obtained from insureds and ceding companies, and used in these models are not uniformly compatible with the data requirements of all models. Therefore, the use of different methodologies and assumptions could materially change the projected losses. Finally, these modeled losses may not be comparable with estimates made by other companies.

Our reinsurance and insurance operating units use modeled loss scenarios to set risk retention levels and help structure their reinsurance programs in an effort to ensure that the aggregate amount of catastrophe exposures conform to established risk tolerances and fit within the existing exposure portfolio. Our reinsurance and insurance operating units also use reinsurance to limit their exposure to catastrophes, as is discussed in more detail under “Reinsurance” below. Additional information regarding the risks faced by our reinsurance and insurance operating units with respect to managing their catastrophe exposure risk can be found on pages 41 and 42 and page 89 of this Form 10-K.

With respect to terrorism, to the extent that reinsurers have excluded coverage for terrorist acts or have priced this coverage at rates that make purchasing such coverage uneconomic, our reinsurance and insurance operating units will not have reinsurance protection and are exposed to potential losses as a result of acts of terrorism. To the extent an act of terrorism is certified by the U.S. Secretary of the Treasury, we may be covered under the Terrorism Act (as defined on page 31 of this Form 10-K).

Reinsurance

Our reinsurance and insurance operating units reinsure portions of the risks they underwrite or assume in order to mitigate exposures to losses, manage capacity and protect capital resources. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, our reinsurance and insurance operating units would remain liable for amounts not paid by these reinsurers. As such, funds, trust agreements and letters of credit are held to collateralize a portion of our reinsurance recoverables and our reinsurance and insurance operating units reinsure portions of the risks they underwrite or assume with multiple reinsurance programs.

RSUI reinsures its property lines of business through a program consisting of facultative placements and surplus share, per risk, and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk treaty run on an annual basis from May 1 to the following April 30 and thus will expire on April 30, 2013.

On May 1, 2012, RSUI placed its catastrophe reinsurance program for the 2012-2013 period. The catastrophe reinsurance program provides coverage in three layers for $500.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 60.0 percent co-participation by RSUI, in excess of the $100.0 million net retention. The second layer provides coverage for $300.0 million of losses, before a 5.0 percent co-participation by RSUI, in excess of $200.0 million. The third layer provides coverage for $100.0 million of losses in excess of $500.0 million, with no co-participation by RSUI. In addition, RSUI’s property per risk reinsurance program for the 2012-2013 period provides RSUI with coverage for $90.0 million of losses, before a 10.0 percent co-participation by RSUI, in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance.

To a limited extent, TransRe enters into retrocession arrangements, including property catastrophe retrocession arrangements, in order to reduce the effect of individual or aggregate losses, to reduce volatility in specific lines of business, to improve risk adjusted portfolio returns and to increase gross premium writings and risk capacity without requiring additional capital. As of December 31, 2012, no reinsurance recoverable from a single reinsurer was considered material to the financial position of TransRe.

With respect to potential losses at RSUI arising from acts of terrorism, the Terrorism Risk Insurance Act of 2002, as extended and amended by the Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Program Reauthorization Act of 2007, which we collectively refer to as the “Terrorism Act,” established a program to provide federal assistance to the insurance industry in order to meet the needs of commercial insurance policyholders for coverages against losses due to certain acts of terrorism. The Terrorism Act is administered by the U.S. Secretary of the Treasury and is effective through December 31, 2014, at which time it will automatically expire unless reauthorized by the U.S. Congress. Legislation is currently pending in the U.S. House of Representatives that would extend the Terrorism Act through 2019. Although this legislation is pending, it is uncertain whether it will ultimately be enacted, and we will continue to monitor the impact such legislation may have on our reinsurance and insurance operating units.

The Terrorism Act applies to foreign or domestic acts of terrorism occurring within the United States (including in the U.S. territorial sea and the Outer Continental Shelf), at U.S. missions abroad, or on U.S. flag vessels or aircraft. In return for requiring insurers writing certain lines of property and casualty insurance to offer coverage to commercial insurance policyholders against certain acts of terrorism, the law requires the U.S. Federal government to reimburse such insurers for 85 percent of insured losses during a program year resulting from such acts of terrorism above a statutorily-defined deductible. AIHL’s deductible under the Terrorism Act in 2013 will be 20 percent of its direct premiums earned in eligible lines in 2012, or $150.5 million. In addition, federal reimbursement will only be paid under the Terrorism Act if the aggregate industry insured losses resulting from the covered act of terrorism exceed $100.0 million for insured losses occurring in 2013, but no payment will be made for any portion of aggregate industry insured losses that exceeds $100.0 billion in 2013.

The coverage provided by the Terrorism Act does not apply to reinsurers. In general, TransRe does not provide cover for certified acts of terrorism, as defined by the Terrorism Act, but it is exposed to potential losses from uncertified acts of terrorism in the U.S. or elsewhere. In addition, TransRe offers terrorism-specific treaty coverages to ceding companies on a limited basis. With respect to other lines of business, TransRe assumes terrorism risk in marine, aviation and other casualty treaties after careful underwriting consideration and, in many cases, with limitations. Potential losses from acts of terrorism could be material depending on the nature and location of the act.

Approximately 3.5 percent of all policies and approximately 14.4 percent of property policies written by RSUI in 2012 contained coverage for domestic and foreign acts of terrorism. RSUI uses various underwriting strategies to mitigate its exposure to terrorism losses. In addition, its casualty reinsurance programs provide coverage for domestic and foreign acts of terrorism. The cost of property reinsurance for acts of terrorism has increased significantly in recent years and capacity is limited. RSUI’s property reinsurance programs provide coverage only for domestic acts of terrorism; as a result, RSUI remains liable for losses under property policies that provide coverage for foreign acts of terrorism, subject to Terrorism Act reimbursement.

Our Reinsurance Security Committee, which includes certain of our officers and the chief financial officers of each of our reinsurance and insurance operating units, meets to track, analyze and manage the use of reinsurance by our reinsurance and insurance operating units. The Reinsurance Security Committee considers and oversees the limits on the maximum amount of unsecured reinsurance recoverables that should be outstanding from any particular reinsurer, the lines of business that should be ceded to a particular reinsurer and, where applicable, the types of collateral that should be posted by reinsurers.

As of December 31, 2012, our reinsurance and insurance operating units had total reinsurance recoverables of $1,348.6 million of outstanding loss and LAE reserves and $42.7 million of recoverables on paid losses. The reinsurance purchased by our reinsurance and insurance operating units does not relieve them from their obligations to their cedants and policyholders, and therefore, the financial strength of their reinsurers is important. Approximately 92.5 percent of our reinsurance recoverables balance as of December 31, 2012 was due from reinsurers having an A.M. Best financial strength rating of “A” (Excellent) or higher. Our reinsurance and insurance operating units had no allowance for uncollectible reinsurance as of December 31, 2012. Information related to concentration of reinsurance recoverables can be found in Note 5(b) to the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K. Information regarding the risks faced by our reinsurance and insurance operating units with respect to their use of reinsurance can be found on pages 41 and 42 of this Form 10-K.

Competition

The reinsurance and insurance industry is highly competitive. Competition in the businesses of our reinsurance and insurance operating units is based on many factors, including the perceived financial strength of the company, premium charges, other terms and conditions offered, services provided, commissions paid to producers, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience in the lines to be written.

Our operating units that comprise the reinsurance and insurance segments compete with a large number of major U.S. and non U.S. reinsurers and insurers in their selected lines of business, including regional companies, mutual companies, specialty insurance companies, underwriting agencies, government-owned or subsidized facilities, European underwriting syndicates and diversified financial services companies. In our reinsurance segment, TransRe’s property and casualty businesses compete on a worldwide basis. In our insurance segment, RSUI’s property and casualty businesses and CATA’s surety and non-admitted specialty businesses compete on a national basis, CATA’s admitted property and casualty businesses compete on a regional basis, and PCC’s workers’ compensation insurance business competes primarily in California. Some of these competitors have significantly more premiums, capital and resources than our reinsurance and insurance operating units.

In addition to competition from the reinsurance industry, TransRe faces competition from the capital markets, as well as some traditional reinsurers, which from time to time produce alternative products or reinsurance vehicles (such as collateralized reinsurance, reinsurance securitizations, catastrophe bonds and various derivatives, such as swaps, and sidecars) that may compete with certain types of reinsurance, such as property catastrophe. Hedge funds may also provide reinsurance and retrocessional protections through captive companies or other alternative transactions on a fully collateralized basis for property and energy catastrophe business. Over time, these initiatives could significantly affect supply, pricing and competition in the reinsurance industry.

A discussion of the risks faced by our reinsurance and insurance operating units due to competition within, and the cyclicality of, the reinsurance and insurance business can be found on pages 40 and 41 of this Form 10-K.

Employees

As of December 31, 2012, we employed a total of 1,506 persons, with 14 persons employed at the parent company, 636 persons employed at TransRe, 778 persons employed at our insurance operating units, and 78 persons employed at our other subsidiaries.

Regulation

General

Our reinsurance and insurance companies are subject to extensive supervision and regulation in the jurisdictions in which they operate and are required to comply with a wide range of laws and regulations applicable to insurance and reinsurance companies, although the degree and type of regulation varies from jurisdiction to jurisdiction. We expect the scope and extent of regulation globally, as well as regulatory oversight generally, to continue to increase.

U.S. Regulation. Our reinsurance and insurance companies are regulated in all U.S. jurisdictions in which they conduct business. The extent of this regulation varies, but state insurance laws and regulations generally govern the licensing and financial condition of reinsurers and insurers, including standards of solvency, types and concentrations of permissible investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy. In addition, state insurance laws and regulations govern the business conduct of insurers, including marketing and sales practices and claims handling, and require the approval of policy forms, related materials and the rates for certain lines of insurance.

Through the “credit for reinsurance” mechanism, our reinsurance companies are indirectly subject to the effects of regulatory requirements imposed by the states in which their ceding insurers are licensed. In general, an insurer that obtains reinsurance from a reinsurer that is licensed, accredited or authorized by the state in which the insurer files statutory financial statements is permitted to take a credit on its statutory financial statements in an aggregate amount equal to the reinsurance recoverable on paid losses and the liabilities for unearned premiums and loss and LAE reserves ceded to the reinsurer, subject to certain limitations. Certain states impose additional requirements that make it difficult to become so authorized, and certain states do not allow credit for reinsurance ceded to reinsurers that are not licensed or accredited in that state without additional provision for security.

Insurance Holding Company Regulation. As an insurance holding company, we and our reinsurance and insurance companies are subject to regulation under the insurance holding company laws enacted in those states where our reinsurance and insurance companies are domiciled or where they conduct business. These laws generally require an insurance holding company and its reinsurer and insurer subsidiaries to register with their respective insurance regulators and to file with those regulators certain reports, including information concerning their capital structure, ownership, financial condition, certain intercompany transactions, including dividends and distributions, and general business operations. The insurance holding company laws of some states, including with respect to the payment of dividends and distributions, may be more restrictive than the insurance holding company laws of other states.

Under the insurance holding company laws and regulations, our reinsurance and insurance companies may not pay an “extraordinary” dividend or distribution, or pay a dividend except out of earned surplus, without the approval of state insurance regulators. In general, an “extraordinary” dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater (or, in some jurisdictions, the lesser) of (i) 10 percent of the insurer’s statutory surplus as of the immediately prior year end, and (ii) the statutory net income during the prior calendar year.

In addition, insurance holding company laws and regulations to which we and our reinsurance and insurance companies are subject generally require prior notification and approval or non-disapproval by the applicable insurance regulators of certain other significant transactions, including sales, loans, reinsurance agreements and service agreements between an insurer subsidiary, on the one hand, and its holding company or other subsidiaries of the holding company, on the other hand.

The insurance holding company laws and regulations of the states in which our reinsurance and insurance companies are domiciled also generally require that, before a person can acquire direct or indirect control of a reinsurer or an insurer domiciled in the state, prior written approval must be obtained from the insurer’s domiciliary state insurance regulator. The state insurance regulators are required to consider various factors, including the financial strength of the acquirer, the integrity and management experience of the acquirer’s board of directors and executive officers, and the acquirer’s plans for the future operations of the reinsurer or insurer. Pursuant to applicable laws and regulations, “control” over a reinsurer or an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing, 10 percent or more of the voting securities of that reinsurer or insurer. Indirect ownership includes ownership of the shares of Alleghany’s common stock.

The acquisition of control laws described above may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of control of us, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

Amendments to Insurance Holding Company Regulation. In December 2010, the National Association of Insurance Commissioners, or “NAIC,” adopted amendments to the Model Insurance Holding Company System Regulatory Act and Regulation, or the “Amended Model Act and Regulation.” The Amended Model Act and Regulation introduces, among other things, the concept of “enterprise” risk within an insurance holding company system. If and when adopted by a particular state, the Amended Model Act and Regulation would impose more extensive informational requirements on the ultimate controlling person of the reinsurer or insurer with the purpose of protecting such insurer from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person of the reinsurer or insurer that identifies the material risks within the insurance holding company system that could pose enterprise risk to the reinsurer or insurer. The Amended Model Act and Regulation must be adopted by the individual states, and specifically the states in which our reinsurance and insurance companies are domiciled, for the new requirements to apply. It is not clear when all U.S. states will adopt these changes; however, the Amended Holding Company Model Act and Regulation is expected to be adopted in full or in substantial part by all or most of the states by January 1, 2016.

Rates and Policy Forms. Our insurance companies’ policy forms and various premium rates and rates for property or casualty or surety insurance policies are subject to regulation in every state in which they conduct business. In many states, rates and policy forms must be filed with the applicable insurance regulator prior to their use, and in some states, rates and forms must be approved by the applicable insurance regulator prior to use.

The rates and coverage terms of reinsurance agreements with non-affiliates are generally not subject to regulation by any governmental authority. As a practical matter, however, the rates charged by primary insurers and the policy terms of primary insurance agreements may affect the rates charged and the policy terms under associated reinsurance agreements.

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

Periodic Financial Reporting and Risk-Based Capital. Reinsurance and insurance companies in the U.S. are required to report their financial condition and results of operations in accordance with SAP prescribed or permitted by state insurance regulators in conjunction with the NAIC. State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of reinsurers and insurers, set minimum reserve and loss ratio requirements, establish standards for permissible types and amounts of investments and require minimum capital and surplus levels. These statutory capital and surplus requirements include risk-based capital, or “RBC,” rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in a reinsurance or an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared with its total adjusted capital to determine whether regulatory intervention is warranted. As of December 31, 2012, the total adjusted capital of our U.S. domiciled reinsurance and insurance companies exceeded the minimum levels required under RBC rules, and each had excess capacity to write additional premiums in relation to these requirements.

The NAIC annually calculates certain statutory financial ratios for most reinsurance and insurance companies in the U.S. These calculations are known as the Insurance Regulatory Information System, or “IRIS,” ratios. There presently are thirteen IRIS ratios, with each ratio having an established “usual range” of results. The IRIS ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio falling outside the usual range is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. The NAIC reports the ratios to state insurance departments who may then contact a company if four or more of its ratios fall outside the NAIC’s usual ranges. Based upon calculations as of December 31, 2012, PCIC had five of its ratios falling outside the NAIC’s usual ranges, due primarily to PCIC’s underwriting loss in 2012 and its adverse reserve development in 2012.

Guarantee Associations and Similar Arrangements. Certain U.S. insurance companies are required under the guaranty fund laws of most states in which they transact business to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. Our U.S. insurance companies also are required to participate in various involuntary pools, principally involving workers’ compensation and windstorms.

Statutory Accounting Principles. State insurance regulators have developed SAP as a basis of accounting used to monitor and regulate the solvency of insurers. SAP is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, SAP focuses on valuing assets and liabilities of an insurer at financial reporting dates in accordance with applicable insurance laws and regulations in the state in which such insurer is domiciled. SAP determines, among other things, the amount of statutory surplus and statutory net income of our reinsurance and insurance companies and thus determines, in part, the amount of funds they have available to pay as dividends.

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

The NAIC has indicated it will consider policy positions regarding the new International Financial Reporting Standard, or “IFRS,” and its inclusion/exclusion from the U.S. framework of insurance solvency regulation and on the regulatory impacts of non-regulatory uses of statutory financial statements after completion of the insurance contracts joint project of the International Accounting Standards Board and the Financial Accounting Standards Board, or the “FASB,” and the SEC has made a decision regarding IFRS as a U.S. accounting standard for public companies. The potential outcomes identified by the NAIC include but are not limited to the replacement of SAP with GAAP with statutory adjustments or adoption of IFRS without adjustments. We will continue to monitor these developments and the impact they may have on our reinsurance and insurance companies.

Legislative and Regulatory Initiatives. As discussed in more detail under “Reinsurance” above, the Terrorism Act established a federal assistance program to help the commercial property and casualty insurance industry cover claims arising from terrorism-related losses and regulates the terms of insurance relating to the terrorism coverage provided by our insurance companies.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act made extensive changes to the laws regulating financial services firms and requires various federal agencies to adopt a broad range of new implementing rules and regulations. In addition to introducing sweeping reform of the U.S. financial services industry, the Dodd-Frank Act adopts certain changes to U.S. insurance regulation in general, and to non-admitted insurance and reinsurance in particular. While the Dodd-Frank Act does not result in the federal regulation of insurance, it does establish federal measures that will impact the reinsurance and insurance business and preempt certain state insurance measures. For example, the Dodd-Frank Act incorporates the Non-Admitted and Reinsurance Reform Act, or the “NRRA,” which became effective on July 21, 2011. Among other things, the NRRA established national uniform standards on how states may regulate and tax surplus lines insurance (and also sets national standards concerning the regulation of reinsurance). In particular, the NRRA gives regulators in the state where an insurer is domiciled exclusive authority to regulate and tax surplus lines insurance transactions, and regulators in a ceding insurer’s state of domicile are given the sole responsibility for regulating the balance sheet credit that the ceding insurer may take for reinsurance recoverables. At the present time, it is unclear what effect the NRRA changes specific to non-admitted insurance and reinsurance will have on our reinsurance and insurance companies, and there is still significant uncertainty as to how these and other provisions of the Dodd-Frank Act will be implemented in practice.

The Dodd-Frank Act also created the Federal Insurance Office, or the “FIO,” within the U.S. Department of Treasury, which is designed to promote national coordination within the insurance sector and which has the authority, in part, to monitor all aspects of the insurance industry, including identifying issues or gaps in the regulation of reinsurers and insurers that could contribute to a systemic crisis in the insurance industry or the U.S. financial system. The FIO also has the authority to enter into “Covered Agreements” with regulatory authorities outside the U.S. with respect to the supervision and regulation of the global reinsurance and insurance markets.

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

In addition, a number of legislative and regulatory initiatives currently under consideration may significantly affect our reinsurance and insurance business in a variety of ways. These measures include, among other things, tort reform, consumer privacy requirements and proposals for the establishment of state or federal catastrophe funds. The impact of Super Storm Sandy, or “Sandy,” on the East Coast of the U.S. is likely to lead to increased calls for state and federal legislative and regulatory intervention in the reinsurance and insurance business especially in catastrophe prone areas.

International Regulation

General. TransRe is regulated in various foreign jurisdictions where it conducts business. In certain jurisdictions, TransRe operates through branches or representative offices of TRC and in other jurisdictions, TransRe has local reinsurance or insurance subsidiaries. TRC’s branch in the U.K. and its subsidiary in Switzerland, TRZ, comprise the largest component of TransRe’s international operations.

The extent of the regulation varies by foreign jurisdiction, but generally governs licensing requirements, currency, amount and type of security deposits, amount and type of reserves and amount and type of local investments. International operations and assets held abroad may be materially and adversely affected by economic, political and other developments in foreign countries, including possible changes in foreign and U.S. laws and regulations, nationalization and changes in regulatory policy, unexpected financial restrictions that foreign governments may impose and potential costs and difficulties in complying with a wide variety of foreign laws and regulations, as well as by the consequences of international hostilities and unrest. The risks of such occurrences and their overall effect upon us vary from country to country and cannot easily be predicted. Further, regulations governing technical reserves and remittance of balances in some countries may hinder remittance of profits and repatriation of assets.

U.K. Regulation. TransRe’s operations in the U.K. are conducted through a branch of TRC. TRC’s branch operations in the U.K. have been authorized by the Financial Services Authority in the United Kingdom, or the “FSA.” The FSA is the single statutory regulator responsible for regulating the financial services industry in respect of the carrying on of “regulated activities” (including insurance and reinsurance) in the U.K. Beginning April 1, 2013, these regulatory functions will be split between two new regulatory authorities, the Prudential Regulatory Authority, which will be responsible, among other things, for regulating the solvency of insurance and reinsurance companies, and the Financial Conduct Authority, which will be responsible, among other things, for regulating market conduct. The FSA has extensive powers to intervene in the affairs of an authorized person, including the power to enforce and take disciplinary measures in respect of breaches of its rules by authorized firms and approved persons. TRC is required to maintain a margin of solvency at all times in respect of the business conducted through the U.K. branch in accordance with the FSA rules. The calculation of the margin of solvency depends on the type and amount of reinsurance business written.

Swiss Regulation. TRZ is licensed to carry on reinsurance business in Switzerland. As a result, TRZ is required to comply with the Federal Insurance Supervision Act, the Federal Insurance Supervision Ordinance and the regulations and guidance issued by the Swiss Financial Market Supervisory Authority, or “FINMA.” Some of the significant aspects of the Swiss regulatory framework include complying with capital and solvency, corporate governance, risk management and internal control requirements. In addition, TRZ is subject to annual reporting requirements enacted by FINMA.

Branch Regulation. TRC operates in a number of other jurisdictions through a series of foreign branches, including branches in Australia, Bermuda, Canada, France, Germany, Japan and the Hong Kong Special Administrative Region of the People’s Republic of China. As a result, TRC is required, among other things, to meet local licensing, reserve, currency, investment and capital requirements for these branches.

Legislative and Regulatory Initiatives. Within the European Union, or the “EU,” the EU Reinsurance Directive of November 2005, or the “Reinsurance Directive,” was adopted. The Reinsurance Directive requires EU member states , or “Member States,” to lift barriers to trade within the EU for companies that are domiciled in a Member State. TRC operates within the EU as a “Third Country Reinsurer” through a series of foreign branches and on a cross-border basis. Each branch of TRC in the EU is separately authorized by the relevant regulator in the Member State in which it is established. Currently, TRC continues to conduct business within the EU through its foreign branches with no significant impact on its operations. However, TransRe could be materially and adversely affected by rules adopted by a Member State relating to Third Country Reinsurers. For example, TRC may be required to post additional collateral in EU countries or may need to consider restructuring its business in order to comply with the rules adopted in EU countries relating to Third Country Reinsurers.

In addition to the Reinsurance Directive, the EU is phasing in a new regime for the regulation of financial services known as “Solvency II.” Solvency II is a principles based regulatory regime that seeks to enhance transparency, promote uniformity, and encourage a proactive approach to company solvency. It is built on a risk-based approach to setting capital requirements of reinsurers and insurers. TransRe could be materially impacted by the implementation of Solvency II depending on the costs associated with implementation by each EU country, any increased capitalization requirements and any costs associated with adjustments to TransRe’s corporate operating structure. There is continuing uncertainty about Solvency II, including whether it will be adopted in its present form and the timing of its implementation. These uncertainties may increase the costs incurred by TransRe associated with preparing for the eventual adoption and implementation of Solvency II.

In Brazil, Argentina and India, three emerging markets where TransRe underwrites business on a cross-border basis, local regulations have recently been adopted that may operate to limit, restrict or increase the costs of TransRe’s access to these markets. If this trend continues to spread to other jurisdictions, TransRe’s ability to operate globally may be materially and adversely affected.

We are also following the developments at the International Association of Insurance Supervisors, or the “IAIS,” which has a membership that includes insurance regulators and supervisors from over 190 jurisdictions in some 140 countries. The IAIS is not a regulator but has some influence on insurance regulation and standards in both mature and emerging markets. Currently, we are following the development and drafting of the Common Framework for the Supervision of Internationally Active Insurance Groups, a major project of the IAIS which, when finalized, may impose additional and duplicative supervisory and regulatory costs on our reinsurance and insurance companies. Additionally, the IAIS is drafting an issues paper regarding the supervision of branches that may influence TransRe’s ability to maintain or establish branches in markets outside the U.S.

Corporate Activities

Parent Company Operations

At the parent level, we seek out attractive investment opportunities, including strategic investments in operating companies, delegate responsibilities to competent and motivated managers at the operating business level, set goals for our operating businesses, assist managers in the achievement of these goals, define risk parameters and appropriate incentives for our operating businesses, and monitor progress against their long-term objectives.

Strategic investments currently include (i) an approximately 38 percent ownership stake in ORX, a regional oil and gas exploration and production company; and (ii) an approximately 33 percent stake in Homesite, a national, full-service, mono-line provider of homeowners insurance. We owned approximately 55 percent of Darwin Professional Underwriters, Inc., or “Darwin,” a specialty property and casualty insurer, until October 20, 2008, when it was merged with a subsidiary of Allied World Assurance Company Holdings, Ltd, or “AWAC.” As a result of our disposition of Darwin, that business has been reclassified as discontinued operations in this Form 10-K.

Alleghany Capital Partners

In March 2007, Alleghany Capital Partners was established to manage our public equity investments, including those held by our reinsurance and insurance operating units. For a discussion of our reinsurance and insurance operating units’ investment results, please see pages 65 and 66 of this Form 10-K. Alleghany Capital Partners also sources, executes, and monitors our private equity investments which include:

•

Bourn & Koch. On April 26, 2012, our majority-owned subsidiary Bourn & Koch acquired BKI, a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois.

•	Stranded Oil Resources Corporation. On June 5, 2011, we formed Stranded Oil Resources Corporation, an exploration and production company focused on enhanced oil recovery.

Alleghany Properties

Headquartered in Sacramento, California, Alleghany Properties owns and manages properties in Sacramento, California. These properties include primarily improved and unimproved commercial land, as well as residential lots. As of December 31, 2012, Alleghany Properties owned approximately 320 acres of property in various land use categories ranging from multi-family residential to commercial. In late 2010, Alleghany Properties began making investments in California low income housing tax credit limited liability companies. As of December 31, 2012, Alleghany Properties held investments in three such companies.

Item 1A. Risk Factors.

We face risks from our property and casualty reinsurance and insurance businesses and our investments in debt and equity securities, among others. Discussed below are significant risks that our businesses face. If any of the events or circumstances described as risks below actually occurs, our business, results of operations or financial condition could be materially and adversely affected. Our businesses may also be materially and adversely affected by risks and uncertainties not currently known to us or that we currently consider immaterial.

Risk Factors Relating to our Business

The reserves for loss and LAE of our reinsurance and insurance operating units are estimates and may not be adequate, which would require our reinsurance and insurance operating units to establish additional reserves. Gross reserves for loss and LAE reported on our balance sheet as of December 31, 2012 were approximately $12.2 billion. These loss and LAE reserves reflect our best estimates of the cost of settling all claims and related expenses with respect to insured events that have occurred. Reserves do not represent an exact calculation of liability, but rather an estimate of what management expects the ultimate settlement and claims administration will cost for events that have occurred, whether known or unknown. These reserve estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances currently known and assumptions about anticipated loss emergence patterns, including expected future trends in claims severity and frequency, inflation, judicial theories of liability, reinsurance coverage, legislative changes and other factors.

The inherent uncertainties of estimating reserves are greater for certain types of liabilities, where long periods of time elapse before a definitive determination of liability is made and settlement is reached. Our liabilities for loss and LAE can generally be categorized into two distinct groups, short-tail business and long-tail business. Short-tail business refers to lines of business, such as property, for which losses are usually known and paid relatively shortly after the loss actually occurs. Long-tail business describes lines of business for which specific losses may not be known and reported for some period and losses take much longer to emerge. Given the time frame over which long-tail exposures are ultimately settled, there is greater uncertainty and volatility in these lines than in short-tail lines of business. Our long-tail coverages consist of most casualty lines including professional liability, D&O liability, general liability, umbrella/excess liability and certain workers’ compensation exposures. Some factors that contribute to the uncertainty and volatility of long-tail casualty business, and thus require a significant degree of judgment in the reserving process, include the inherent uncertainty as to the length of reporting and payment development patterns, the possibility of judicial interpretations or legislative changes that might impact future loss experience relative to prior loss experience and the potential lack of comparability of the underlying data used in performing loss reserve analyses. In general, reinsurance business for any particular line of business is longer-tailed and, by its nature, losses are more difficult to estimate than they are for comparable insurance business.

In periods with increased economic volatility, it becomes more difficult to accurately predict claims costs. It is especially difficult to estimate the impact of inflation on loss reserves given the current economic environment and related government actions. Reserve estimates are continually refined in an ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which the adjustments are made. Because setting reserves is inherently uncertain, we cannot assure you that our current reserves will prove adequate in light of subsequent events. Should our reinsurance and insurance operating units need to increase their reserves, our pre-tax income for the period would decrease by a corresponding amount. Although current reserves reflect our best estimate of the costs of settling claims, we cannot assure you that our reserve estimates will not need to be increased, perhaps by a material amount, in the future.

Because our reinsurance and insurance operating units are property and casualty reinsurers and insurers, we face losses from natural and man-made catastrophes. Property and casualty reinsurers and insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses, or the absence thereof, have historically had a significant impact on our results.

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

In addition, longer-term natural catastrophe trends may be changing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain and snow. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events such as hurricanes. To the extent climate change increases the frequency and severity of such weather events, our reinsurance and insurance operating units, particularly TransRe and RSUI, may face increased claims, particularly with respect to properties located in coastal areas. Our reinsurance and insurance operating units take certain measures to mitigate the impact of such events by considering these risks in their underwriting and pricing decisions, including their management of aggregate exposure levels, and through the purchase of reinsurance. To the extent broad environmental factors, exacerbated by climate change or otherwise, lead to increases in insured losses, particularly if those losses exceed the expectations of our insurance operating units, our financial condition and results of operations could be materially and adversely affected.

With respect to terrorism, to the extent that reinsurers have excluded coverage for certain terrorist acts or have priced this coverage at rates that are not practical, our insurance operating units, particularly RSUI, would not have reinsurance protection and would be exposed to potential losses as a result of any terrorist acts. To the extent an act of terrorism is certified by the U.S. Secretary of the Treasury, we may be covered under the Terrorism Act. This coverage under the Terrorism Act does not apply to reinsurers. Information regarding the Terrorism Act and its impact on our insurance operating units can be found on pages 31 and 32 of this Form 10-K.

TransRe does not provide cover for acts of terrorism that are certified under the Terrorism Act, but it is exposed to potential losses resulting from uncertified acts of terrorism in the United States or elsewhere, such as from terrorism-specific treaty coverage on a limited basis, and with respect to other lines of business from the assumption of terrorism risk in marine, aviation and other casualty treaties. Although TransRe assumes such terrorism risk after careful underwriting consideration and, in many cases, with limitations, a major terrorist event could have a material adverse impact on TransRe and Alleghany.

Finally, other catastrophes, such as an outbreak of a pandemic disease, the bankruptcy of a major company or a marine or aviation disaster, could also have a materially adverse effect on our business and operating results.

Significant competitive pressures may prevent our reinsurance and insurance operating units from retaining existing business or writing new business at adequate rates. Our reinsurance and insurance operating units compete with a large number of other companies in their selected lines of business. They compete, and will continue to compete, with major U.S. and non-U.S. insurers and reinsurers, other regional companies, mutual companies, specialty insurance companies, underwriting agencies, government-owned or subsidized facilities, European underwriting syndicates and diversified financial services companies. Many competitors have considerably greater financial resources and greater experience and may offer more products or services than do our reinsurance and insurance operating units. Except for regulatory considerations, there are virtually no barriers to entry into the reinsurance and insurance industry. Competition may be domestic or foreign, and competitors are not necessarily required to be licensed by their applicable regulators. Competition in the businesses of our reinsurance and insurance operating units is based on many factors, including the perceived financial strength of a company, premium charges, other terms and conditions offered, services provided, commissions paid to producers, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience in the lines to be written. Such competition could cause the supply or demand for insurance to change, which could affect the ability of our reinsurance and insurance operating units to price their products at adequate rates. If our reinsurance and insurance operating units are unable to retain existing business or write new business at adequate rates, our results of operations could be materially and adversely affected.

In addition to competition from the reinsurance industry, TransRe faces competition from the capital markets, as well as some traditional reinsurers, which from time to time produce alternative products or reinsurance vehicles (such as reinsurance funds, catastrophe bonds and various derivatives, such as swaps, and sidecars) that may compete with certain types of reinsurance, such as property catastrophe. Hedge funds may also provide reinsurance and retrocessional protections through captive companies or other alternative transactions on a fully collateralized basis for property and energy catastrophe business. Over time, these numerous initiatives could significantly affect supply, pricing and competition in the reinsurance industry.

Our results may fluctuate as a result of many factors, including cyclical changes in the reinsurance and insurance industries. Historically, the performance of the property and casualty reinsurance and insurance industries has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity, followed by periods of high premium rates and shortages of underwriting capacity. Although an individual reinsurance and insurance company’s performance is dependent on its own specific business characteristics, the profitability of most property and casualty reinsurance and insurance companies tends to follow this cyclical market pattern. Further, this cyclical market pattern can be more pronounced in the reinsurance market in which TransRe competes and in the excess and surplus market in which RSUI primarily competes than in the standard insurance market. In addition, compared with historical cyclical periods, a cycle of increased price competition and excess underwriting capacity may continue for a prolonged period of time as new and existing reinsurance and insurance market participants and products continue to enter the reinsurance and insurance markets. Unfavorable market conditions may affect the ability of our reinsurance and insurance operating units to write business at rates they consider appropriate relative to the risk assumed. If we cannot write business at appropriate rates, our business would be significantly and adversely affected.

When premium rates are high and there is a shortage of capacity in the standard insurance market, growth in the excess and surplus market can be significantly more rapid than growth in the standard insurance market. Similarly, when there is price competition and excess underwriting capacity in the standard insurance market, many customers that were previously driven into the excess and surplus market may return to the standard insurance market, exacerbating the effects of price competition.

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

Since cyclicality is due in large part to the collective actions of insurers and reinsurers and general economic conditions and the occurrence of unpredictable events, we cannot predict the timing or duration of changes in the market cycle. These cyclical patterns cause our revenues and net earnings to fluctuate. In addition, our results may fluctuate as a result of changes in economic, legal, political and social factors, among others.

We cannot guarantee that the reinsurers used by our reinsurance and insurance operating units will pay in a timely fashion, if at all, and, as a result, we could experience losses even if reinsured. As part of their overall risk and capacity management strategy, our reinsurance and insurance operating units purchase reinsurance by transferring, or ceding, part of the risk that they have underwritten to a reinsurance company in exchange for part of the premium received by our operating units in connection with that risk. Although reinsurance makes the reinsurer liable to our reinsurance and insurance operating units to the extent the risk is transferred or ceded to the reinsurer, our reinsurance and insurance operating units remain liable for amounts not paid by a reinsurer. Reinsurers may not pay the reinsurance recoverables that they owe to our operating units or they may not pay these recoverables on a timely basis. This risk may increase significantly if these reinsurers experience financial difficulties as a result of catastrophes, investment losses or other events. Accordingly, we bear credit risk with respect to our reinsurance and insurance operating units’ reinsurers, and if they fail to pay, our financial results would be adversely affected. As of December 31, 2012, the amount due from reinsurers reported on our balance sheet was $1.3 billion.

If market conditions cause reinsurance to be more costly or unavailable, our reinsurance and insurance operating units may be required to bear increased risks or reduce the level of their underwriting commitments. As part of our overall risk management strategy, our operating units purchase reinsurance for certain amounts of risk underwritten by them, including catastrophe risks. The reinsurance programs purchased by our operating units are generally subject to annual renewal. Market conditions beyond their control determine the availability and cost of the reinsurance protection they purchase, which may affect the level of their business written and thus their profitability. If our operating units are unable to renew their expiring facilities or to obtain new reinsurance facilities, either their net exposures on future policies or reinsurance contracts would increase, which could increase the volatility of their results or, if they are unwilling or unable to bear an increase in net exposures, they would have to reduce the level of their underwriting commitments, especially catastrophe-exposed risks, which may reduce their revenues and net earnings. In certain reinsurance contracts, a cedant, to the extent it exhausts its original coverage under a reinsurance contract during a single coverage period (typically a single twelve-month period), can pay a reinsurance reinstatement premium to restore coverage during such coverage period. If our operating units exhaust their original and, if applicable, reinstated coverage under their third-party reinsurance contracts during a single coverage period, they will not have any reinsurance coverage available for losses incurred as a result of additional catastrophic events during that coverage period. The exhaustion of such reinsurance coverage could have a material adverse effect on the profitability of our operating units in any given period and on our results of operations.

TransRe and RSUI attempt to manage their exposure to catastrophe risk partially through the use of catastrophe modeling software. The failure of this software to accurately gauge the catastrophe-exposed risks they write could have a material adverse effect on our financial condition, results of operations and cash flows. As part of their approach to managing catastrophe risk, TransRe and RSUI use a number of tools, including third-party catastrophe modeling software, to help evaluate potential losses. TransRe and RSUI use modeled loss scenarios and internal analyses to set their level of risk retention and help structure their reinsurance programs. Modeled loss estimates, however, have not always accurately predicted their ultimate losses with respect to catastrophe events. Accordingly, they periodically review their catastrophe exposure management approach, which may result in the implementation of new monitoring tools and a revision of their underwriting guidelines and procedures. However, these efforts may not be successful in sufficiently mitigating risk exposures and losses resulting from future catastrophes.

Our reinsurance and insurance operating units are rated by rating agencies and a decline in these ratings could affect the standings of these units in the reinsurance and insurance industries and cause their premium volume and earnings to decrease. Ratings have become an increasingly important factor in establishing the competitive positions of reinsurance and insurance companies. Some of our reinsurance and insurance companies are rated by A.M. Best, S&P and/or Moody’s, which we collectively refer to as the “Rating Agencies.” Rating Agencies’ financial strength ratings reflect their opinions of a reinsurance or an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are neither an evaluation directed to investors of a security nor a recommendation to buy, sell or hold a security. These ratings are subject to periodic review, and we cannot assure you that any of our reinsurance or insurance companies will be able to retain their current ratings. If the ratings of our reinsurance or insurance companies are reduced from their current levels by Rating Agencies, their competitive positions could suffer and it would be more difficult for them to market their products. A significant downgrade could result in a substantial loss of business as customers move to other companies with higher financial strength ratings.

In addition, in general, if the financial strength ratings of TRC from the Rating Agencies fall below “A-,” certain rating agency triggers in a significant portion of TRC’s contracts would allow customers to elect to take a number of actions such as terminating the contracts on a run-off or cut-off basis, requiring TransRe to post collateral for all or a portion of the obligations or requiring commutation under the contracts. Some of these contracts, however, contain dual triggers, such as requiring both a ratings downgrade below “A-” and a significant decline in the statutory surplus of TRC before such cancellation or collateralization rights would be exercisable. Contracts may contain one or both of the aforementioned contractual provisions, or certain other collateralization or cancellation triggers. Whether a ceding company would exercise any of these cancellation rights would depend on, among other factors, the reason and extent of such downgrade or surplus reduction, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. We cannot predict in advance the extent to which these contractual rights would be exercised, if at all, or what effect such exercises would have on our financial condition or future operations, but such effect potentially could be materially adverse.

When a contract is cancelled on a “cut-off” basis, the unearned premiums on that business as of the cut-off date are returned to the ceding company, net of a proportionate share of the original ceding commission. The amount of unearned premiums returned would be recorded as a reduction of gross premiums written with a like reduction in gross unearned premiums with no effect on gross premiums earned. Thus, the canceling of a contract generally has liquidity and future implications for TransRe’s business, but rarely affects premiums already earned.

TransRe may also enter into agreements with ceding companies that require TransRe to provide collateral for its obligations, including where TransRe’s obligations to these ceding companies exceed negotiated thresholds. These thresholds may vary depending on TRC’s ratings, and a ratings downgrade or a failure to achieve a certain rating may increase the amount of collateral TransRe is required to provide. TransRe may provide the collateral by delivering letters of credit to the ceding company, depositing assets into a trust for the benefit of the ceding company or permitting the ceding company to withhold funds that would otherwise be delivered to TRC under the reinsurance contract. The amount of collateral TransRe is required to provide typically represents all or a portion of the obligations TransRe may owe a ceding company, often including estimates made by a ceding company of IBNR claims. Since TransRe may be required to provide collateral based on a ceding company’s estimate, TransRe may be obligated to provide collateral that exceeds TransRe’s estimate of the ultimate liability to such ceding company. An increase in the amount of collateral TransRe is obligated to provide to secure its obligations may have an adverse impact on, among other things, TransRe’s ability to write additional reinsurance.

Certain counterparties of TransRe may acquire certain rights upon the change in control of us or TransRe, which could negatively affect us. TransRe is a party to numerous contracts, agreements, licenses, permits, authorizations and other arrangements that contain provisions giving counterparties certain rights (including, in some cases, termination rights) in the event of a change in control of us or TransRe. If a change in control occurs, cedants may be permitted to cancel contracts on a cut-off or run-off basis, and TransRe may be required to provide collateral to secure premium and reserve balances or may be required to cancel and commute the contract, subject to an agreement between the parties that may be settled in arbitration. If a contract is cancelled on a cut-off basis, TransRe may be required to return unearned premiums, net of commissions. In certain instances, contracts contain dual triggers, such as a change in control and a ratings downgrade, both of which must be satisfied for the contractual right to be exercisable.

Whether a ceding company would have cancellation rights in connection with a change in control of us or TransRe depends upon the language of its agreement with TransRe. Whether a ceding company exercises any cancellation rights it has would depend on, among other factors, such ceding company’s views with respect to the financial strength and business reputation of the new controlling party or other significant owners of the common stock of the new controlling party, the extent to which such ceding company has reinsurance coverage with such persons or their affiliates, the prevailing market conditions, the pricing and availability of replacement reinsurance coverage and TransRe’s ratings following the change in control.

In addition, contracts may provide a ceding company with multiple options, such as collateralization or commutation, that would be triggered by a change in control. Collateral requirements may take the form of trust agreements, funded by securities held, or letters of credit. Should cedants invoke the right to commute, an amount would be payable by TransRe to the respective ceding companies representing both a return of unearned premiums and a settlement of loss reserves, where applicable. Upon commutation, the amount to be paid to settle the liability for gross loss reserves may include a discount or premium to the financial statement loss reserve value.

If a change in control occurs, and cedants are permitted to cancel reinsurance contracts or require TransRe to provide collateral to secure significant reserve balances, and exercise these rights, such exercise could adversely affect our cash flows and results of operations.

A limited number of brokers account for a large portion of TransRe’s premiums; the loss of all or a substantial portion of the business provided by them may have an adverse effect on us. The great majority of TransRe’s premiums are written through brokers. Three large international brokers dominate the reinsurance brokerage industry, and TransRe derives a significant portion of its premiums from these brokers. The loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us.

Difficult and volatile conditions in the global capital and credit markets and in the overall economy could materially and adversely affect the results of our reinsurance and insurance operating units. Disruption and volatility in the global capital and credit markets and in the overall economy affects our business in a number of ways, including the following:

•	disruption in the capital and credit markets may increase claims activity in our reinsurance business, such as D&O, errors & omissions liability and trade credit lines;

•	volatility in the capital and credit markets makes it more difficult to access those markets, if necessary, to maintain or improve their financial strength and credit ratings or to generate liquidity;

•	disruption in the overall economy may reduce demand for reinsurance and insurance products; and

•

increases in inflation could result in higher losses on reinsurance contracts, particularly in longer- tailed lines of business, increased operating costs and a decrease in the fair value of our investment portfolio.

It is difficult to predict when and how long these types of conditions may exist and how our markets, business and investments will be adversely affected. Accordingly, these conditions could have a material adverse effect on our consolidated financial condition or results of operations in future periods.

The businesses of our reinsurance and insurance operating units are heavily regulated, and changes in regulation may reduce their profitability and limit their growth. Our operating units are subject to extensive regulation and supervision in the jurisdictions in which they conduct business, both in the United States and other countries. This regulation is generally designed to protect the interests of policyholders and not necessarily the interests of insurers, their stockholders or other investors. The regulation relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and nonfinancial components of a reinsurance and insurance company’s business.

Virtually all states in which our insurance operating unit companies conduct their business require them, together with other insurers licensed to do business in that state, to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies. In addition, in various states, our insurance operating unit companies must participate in mandatory arrangements to provide various types of insurance coverage to individuals or other entities that otherwise are unable to purchase that coverage from private insurers. A few states require our insurance operating unit companies to purchase reinsurance from a mandatory reinsurance fund. Such reinsurance funds can create a credit risk for insurers if not adequately funded by the state and, in some cases, the existence of a reinsurance fund could affect the prices charged for the policies issued by our reinsurance and insurance operating units. The effect of these and similar arrangements could reduce the profitability of our insurance operating units in any given period or limit their ability to grow their business.

In recent years, the state insurance regulatory framework has come under increased scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. On the federal level, the Dodd-Frank Act, signed into law on July 2010, mandated significant changes to the regulation of U.S. insurance effective as of July 21, 2011. We cannot predict the requirements of the regulations ultimately adopted under the Dodd-Frank Act or the impact such regulations will have on our business. These regulations, and any proposed or future state or federal legislation or NAIC initiatives, if adopted, may be more restrictive on the ability of our reinsurance and insurance operating units to conduct business than current regulatory requirements or may result in higher costs.

TransRe’s offices that operate in jurisdictions outside the United States are subject to certain limitations and risks that are unique to foreign operations. TransRe’s international operations are also regulated in various jurisdictions with respect to licensing requirements, currency, amount and type of security deposits, amount and type of reserves, amount and type of local investments and other matters. International operations and assets held abroad are subject to significant legal, market, operational, compliance and regulatory risks, including risks related to:

•	economic, political and other developments in foreign countries;

•	changes in foreign or U.S. tax laws;

•

complying, or monitoring compliance, with the requirements of the U.S. Foreign Corrupt Practices Act, and rules relating to trade sanctions of foreign governments or the United States, including trade sanctions administered by the U.S. Office of Foreign Assets Control;

•	nationalization and changes in regulatory policy;

•	unexpected financial restrictions that foreign governments may impose;

•	the potential costs and difficulties in complying with a wide variety of foreign laws and regulations; and

•	the consequences of international hostilities and unrest.

The risks of such occurrences and their overall effect upon us vary from country to country and cannot be predicted. In addition, our results of operations and net unrealized currency translation gain or loss (a component of accumulated other comprehensive income) are subject to volatility as the value of the foreign currencies fluctuate relative to the U.S. dollar. Further, regulations governing technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets.

Within the EU, the Reinsurance Directive, which requires Member States to lift barriers to trade within the EU for companies that are domiciled in a Member State, has been adopted. TRC operates within the EU as a Third Country Reinsurer through a series of foreign branches and on a cross-border basis. Each branch of TRC in the EU is separately authorized by the relevant regulator in the Member State in which it is established. Currently, TRC continues to conduct business within the EU through its foreign branches with no significant impact on its operations. However, TransRe could be materially and adversely affected by rules adopted by a Member State relating to Third Country Reinsurers. For example, TRC may be required to post additional collateral in EU countries or may need to consider restructuring its business in order to comply with the rules adopted in EU countries relating to Third Country Reinsurers.

In addition to the Reinsurance Directive, the EU is phasing in a new regulatory regime for regulation of financial services known as Solvency II. Solvency II is a principles-based regulatory regime that seeks to enhance transparency, promote uniformity, and encourage a proactive approach to company solvency. It is built on a risk-based approach to setting capital requirements of reinsurers and insurers. TransRe could be materially impacted by the implementation of Solvency II depending on the costs associated with implementation by each EU country, any increased capitalization requirements and any costs associated with adjustments to TransRe’s corporate operating structure.

In Brazil, Argentina and India, three emerging markets where TransRe underwrites business on a cross-border basis, local regulations have recently been adopted that may operate to limit, restrict or increase the costs of TransRe’s access to these markets. If this trend continues to spread to other jurisdictions, TransRe’s ability to operate globally may be materially and adversely affected.

The loss of key personnel at our reinsurance and insurance operating units could adversely affect our results of operations, financial condition and cash flows. We rely upon the knowledge and talent of the employees of our reinsurance and insurance operating units to successfully conduct their business. A loss of key personnel, especially the loss of underwriters or underwriting teams, could have a material adverse effect on our results of operations, financial condition and cash flows in future periods. Our success has depended, and will continue to depend in substantial part, upon our ability to attract and retain teams of underwriters in various business lines at our reinsurance and insurance operating units. The loss of key services of any members of current underwriting teams at our reinsurance and insurance operating units may adversely affect our business and results of operations.

The employees of our reinsurance and insurance operating units also rely upon access to their facilities to conduct their business. The inability by these employees to access their facilities over a prolonged time period could have a material effect on our results of operations, financial condition and cash flows in future periods.

Risk Factors Relating to our Investments and Assets

The valuation of our investments includes methodologies, estimates and assumptions which are subject to differing interpretations or judgments; a change in interpretations or judgments could result in changes to investment valuations that may adversely affect our results of operations or financial condition. The vast majority of our investments are measured at fair value using methodologies, estimates and assumptions which are subject to differing interpretations or judgments. Financial instruments with quoted prices in active markets generally have more price observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. Investments recorded at fair value in the consolidated balance sheet are classified in a hierarchy for disclosure purposes consisting of three “levels” based on the observability of inputs available in the market used to measure the fair values.

Securities that are less liquid are more difficult to value and trade. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of the securities in our investment portfolio if trading becomes less frequent or market data becomes less observable. Certain asset classes in active markets with significant observable data may become illiquid due to changes in the financial environment. In such cases, valuing these securities may require more subjectivity and judgment. In addition, prices provided by third-party pricing services and broker quotes can vary widely even for the same security.

As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated, thereby resulting in values which may be greater or less than the value at which the investments may be ultimately sold. Further, rapidly changing or strained credit and equity market conditions could materially impact the value of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

A substantial amount of our assets is invested in debt securities and is subject to market fluctuations. A substantial portion of our investment portfolio consists of debt securities. As of December 31, 2012, our investment in debt securities was approximately $16.0 billion, or 87.3 percent of our total investment portfolio. The fair value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. A rise in interest rates would decrease the net unrealized gain position of our debt securities portfolio and potentially produce a net unrealized loss position, offset by our ability to earn higher rates of return on reinvested funds. Conversely, a decline in interest rates would increase the net unrealized gain position of our debt securities portfolio, offset by lower rates of return on reinvested funds. Based upon the composition and duration of our investment portfolio as of December 31, 2012, a 100 basis point increase in interest rates would result in an approximate $615.9 million decrease in the fair value of our debt security investments. In addition, some debt securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk, or the risk that principal will be returned more rapidly or slowly than expected, as a result of interest rate fluctuations.

Defaults, downgrades or other events impairing the value of our debt securities portfolio may reduce our earnings. We are subject to the risk that the issuers of debt securities we own may default on principal and interest payments they owe us. The occurrence of a major economic downturn, acts of corporate malfeasance, widening risk spreads or other events that adversely affect the issuers of these debt securities could cause the value of our debt securities portfolio and our net earnings to decline and the default rate of the debt securities in our investment portfolio to increase. In addition, with economic uncertainty, the credit quality of issuers could be adversely affected and a ratings downgrade of the issuers of the debt securities we own could also cause the value of our debt securities portfolio and our net earnings to decrease. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. We continually monitor the difference between cost and the estimated fair value of our investments in debt securities. If a decline in the value of a particular debt security is deemed to be temporary, we record the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, we write it down to the carrying value of the investment and record an other than temporary impairment loss in our statement of earnings, which may be material to our operating results.

We invest some of our assets in equity securities, which are subject to fluctuations in market value. We invest a portion of our investment portfolio in equity securities which are subject to fluctuations in market value. As of December 31, 2012, our investments in equity securities had a fair value of approximately $1.4 billion, which represented 7.8 percent of our investment portfolio. We hold our equity securities as available-for-sale, and any changes in the fair value of these securities, net of tax, would be reflected in our accumulated other comprehensive income as a component of stockholders’ equity. If a decline in the value of a particular equity security is deemed to be temporary, we record the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, we write its cost-basis down to the fair value of the security and record an other than temporary impairment loss in our statement of earnings, which may be material to our operating results. A severe or prolonged downturn in equity markets could give rise to significant impairment charges.

As of December 31, 2012, our energy sector equity security holdings had an aggregate fair value of $542.2 million, which represented 38.1 percent of our equity portfolio. This investment concentration exposes us to risks in the energy sector, including price changes for oil and natural gas, which may lead to higher levels of price volatility and variability in the level of unrealized investment gains or losses.

Changes in foreign currency exchange rates could impact the value of our assets and liabilities denominated in foreign currencies. A principal exposure to foreign currency risk is our obligation to settle claims denominated in foreign currencies in the subject foreign currencies. The possibility exists that we may incur foreign currency exchange gains or losses when we ultimately settle these claims. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made. To the extent we do not seek to hedge our foreign currency risk or our hedges prove ineffective, the resulting impact of a movement in foreign currency exchange rates could materially and adversely affect our results of operations or financial condition.

If any of our businesses do not perform well, we may be required to recognize an impairment of our goodwill or other intangible assets or to establish a valuation allowance against the deferred income tax asset, which could adversely affect our results of operations or financial condition. Goodwill represents the excess of the amount we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the operating unit to which the goodwill relates. The fair value of the operating unit is impacted by the performance of the business. The performance of our businesses may be adversely impacted by prolonged market declines. If we determine the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net earnings. Such write-downs could have a material adverse effect on our results of operations or financial position. A decrease in the expected future earnings of an operating unit could lead to an impairment of some or all of the goodwill or other long-lived assets associated with such operating units in future periods.

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

Risks Relating to our Senior Notes and the Credit Agreement

Our failure to comply with restrictive covenants contained in the indentures governing the Senior Notes (as defined on page 81 of this Form 10-K) or any other indebtedness, including indebtedness under our revolving credit facility and any future indebtedness, could trigger prepayment obligations, which could adversely affect our business, financial condition and results of operations. The indentures governing the Senior Notes contain covenants that impose restrictions on Alleghany and TransRe with respect to, among other things, the incurrence of liens on the capital stock of certain of our subsidiaries. In addition, the indentures governing the Senior Notes contain certain other covenants, including covenants to timely pay principal and interest, and the Credit Agreement (as defined on page 79 of this Form 10-K) also requires us to comply with certain covenants. Our failure to comply with such covenants could result in an event of default under the indentures, under the Credit Agreement or under any other debt agreement we may enter into in the future, which could, if not cured or waived, result in us being required to repay the Senior Notes, the indebtedness under the Credit Agreement or any other future indebtedness. As a result, our business, financial condition, results of operations and liquidity could be adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Alleghany’s principal executive offices are located in leased office space in New York, New York. TransRe leases office space in each of its locations throughout the world. RSUI leases office space in Atlanta, Georgia for its headquarters and office space in Sherman Oaks, California. CATA leases office space in Middleton, Wisconsin for its and Platte River’s headquarters. PCC leases office space in Agoura Hills, California. Management considers its office facilities suitable and adequate for the current level of operations.

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

Litigation Related to the Merger

In connection with the merger, Alleghany, Merger Sub and Old TransRe, among others, were named as defendants in three putative stockholder class action lawsuits filed by TransRe stockholders. Such lawsuits challenged the merger and alleged that Alleghany, Merger Sub and Old TransRe aided and abetted an alleged breach of fiduciary duty by Old TransRe’s board of directors in connection with the merger, among other allegations.

On January 30, 2012, Alleghany and the other defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of these putative stockholder class actions against Alleghany, Merger Sub, Old TransRe, Old TransRe’s directors, and AWAC, among others. Pursuant to the terms of the proposed settlement, certain supplemental disclosures were made related to the merger. The memorandum of understanding contemplated that the parties would enter into a stipulation of settlement. On October 12, 2012, the parties entered into a stipulation of settlement that includes customary conditions, including court approval following notice to Old TransRe’s stockholders. On January 10, 2013, a hearing was held before the Court of

Chancery of the State of Delaware to consider the fairness, reasonableness, and adequacy of the settlement, as well as plaintiffs’ counsel’s petition for an award of attorneys’ fees and expenses not to exceed $0.5 million, to be paid, or cause to be paid, by TransRe. At the hearing, the Chancellor declined to approve the settlement, but granted plaintiffs’ counsel an opportunity to make a supplemental submission addressing the materiality of the supplemental disclosures made in connection with the settlement. Another settlement hearing has not yet been scheduled. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the merger, the Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law), among other claims. There can be no assurance that the Court of Chancery of the State of Delaware will approve the settlement. In such event, the proposed settlement as contemplated by the stipulation of settlement may be terminated.

Settlement by TransRe with AIG

On January 26, 2012, TransRe reached an agreement with American International Group, Inc., or “AIG,” to settle and mediate a dispute previously in arbitration, which arose as a result of losses claimed by TransRe from its participation in a securities lending program administered and managed by AIG. On July 20, 2012, in accordance with the agreement between the parties, a mediator awarded TransRe a settlement payment of $75.0 million with respect to the securities lending claim. In connection with its accounting for the acquisition of TransRe, Alleghany established an asset of $36.0 million, representing an estimate based on the minimum recovery previously agreed to by the parties, net of estimated legal costs. A pre-tax net benefit of approximately $23.5 million resulting from this settlement was recorded as other income in 2012, representing the portion of the settlement payment above such minimum recovery, net of additional estimated legal costs.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information, Holders and Dividends

The following table indicates quarterly high and low sale prices of our common stock on the New York Stock Exchange in 2012 and 2011. Our ticker symbol is Y.

	2012		2011
Quarter Ended	High	Low	High	Low
March 31	$338.95	$281.51	$333.50	$298.09
June 30	346.70	318.43	337.36	324.20
September 30	359.85	328.19	334.83	279.88
December 31	364.89	313.85	321.57	277.15

As of February 15, 2012, there were 936 holders of record of our common stock.

In light of the merger with TransRe, our Board of Directors determined not to declare a dividend for 2012. In 2011, our Board of Directors declared a dividend on our common stock consisting of one share of our common stock for every 50 shares outstanding.

Purchases of Equity Securities by Us

The following table summarizes our common stock repurchases for the quarter ended December 31, 2012:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Anounced Plans or Programs*	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)*
October 1 to October 31	—	$—	—	$300.0
November 1 to November 30	—	—	—	$300.0
December 1 to December 31	53,346	333.08	53,346	$282.2

Total	53,346	$333.08	53,346	$282.2

*	In October 2012, our Board of Directors authorized the repurchase of shares of our common stock, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million.

Performance Graph

The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the information shall not be deemed to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares (i) the cumulative total stockholder return on our common stock; (ii) the cumulative total return on the Standard & Poor’s 500 Stock Index, or the “S&P 500 Index;” and (iii) the cumulative total return on the Standard & Poor’s 500 Property and Casualty Insurance Index, or the “P&C Index,” for the five period beginning on December 31, 2007 through December 31, 2012. The graph assumes that the value of the investment was $100 on December 31, 2007.

	Base Period 12/31/07	INDEXED RETURNS Years Ending
Company / Index		12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Alleghany Corporation	100	71.55	71.43	80.88	76.82	90.32
S&P 500 Index	100	63.00	79.67	91.68	93.61	108.59
P&C Index	100	70.59	79.30	86.39	86.18	103.51

The graph above is based on the following assumptions: (i) cash dividends are reinvested on the ex-dividend date in respect of such dividend; and (ii) the two-percent stock dividends we have paid in each of the years 2008 through 2011 are included in the cumulative total stockholder return on our common stock.

Item 6. Selected	Financial Data.

Alleghany Corporation and Subsidiaries(1)

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except per share and share amounts)
Operating Data
Revenue from continuing operations	$4,753.2	$981.8	$985.4	$1,184.4	$989.1

Earnings from continuing operations	$702.2	$143.3	$198.5	$271.0	$40.6
Earnings from discontinued operations	—	—	—	—	107.4

Net earnings	$702.2	$143.3	$198.5	$271.0	$148.0

Basic earnings per share of common stock(2)
Continuing operations	$45.48	$16.26	$21.85	$29.25	$2.65
Discontinued operations	—	—	—	—	12.18

Net earnings	$45.48	$16.26	$21.85	$29.25	$14.83

Average number of shares of common stock(2)	15,441,578	8,807,487	9,081,535	9,055,920	8,822,449

	As of December 31,
	2012	2011	2010	2009	2008
	(in millions, except per share amounts)
Balance Sheet
Total assets	$22,808.0	$6,478.1	$6,431.7	$6,192.8	$6,181.8

Debt	$1,811.5	$299.0	$298.9	$—	$—

Common stockholders’ equity	$6,403.8	$2,925.7	$2,908.9	$2,717.5	$2,347.3

Common stockholders’ equity per share of common stock(2)	$379.13	$342.12	$325.31	$294.79	$267.37

(1)	On April 26, 2012, we acquired BKI. On March 6, 2012, we acquired TransRe. We sold Darwin on October 20, 2008. Darwin has been reclassified as discontinued operations for the year ended 2008 and discontinued operations, net of minority interest expense, includes the gain on disposition in 2008.

(2)	Amounts have been adjusted for subsequent common stock dividends.

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a Delaware corporation which owns and manages operating subsidiaries and investments, anchored by a core position in property and casualty reinsurance and insurance. We were incorporated in 1984 under the laws of the State of Delaware and in December 1986, we succeeded to the business of our parent company, Alleghany Corporation, which was incorporated in 1929.

Prior to March 6, 2012, Alleghany was primarily engaged, through AIHL and its subsidiaries, in the property and casualty insurance business. AIHL’s insurance operations are principally conducted by its subsidiaries RSUI, CATA and PCC. CATA has been a subsidiary of AIHL since January 2002, and RSUI has been a subsidiary of AIHL since July 2003. In June 2006, AIHL Re was established as a captive reinsurance subsidiary of AIHL, and AIHL Re has, in the past, provided reinsurance to our insurance operating units and affiliates. PCC has been a subsidiary of AIHL since July 18, 2007.

On March 6, 2012, or the “Acquisition Date,” pursuant to an Agreement and Plan of Merger, or the “Merger Agreement,” among Alleghany, our wholly-owned subsidiary, Shoreline Merger Sub, LLC (subsequently converted into a corporation), or “Merger Sub,” and Transatlantic Holdings, Inc., or “Old TransRe,” Old TransRe was merged with and into Merger Sub, or the “merger.” As a result of the merger, Merger Sub was renamed “Transatlantic Holdings, Inc.,” and Old TransRe became our wholly-owned subsidiary. Pursuant to the terms of the Merger Agreement, former stockholders of Old TransRe were entitled to receive, in exchange for each share of Old TransRe common stock held, either shares of our common stock or cash consideration with a value equal to approximately $61.14. On the Acquisition Date, we paid to the former stockholders of Old TransRe total consideration of approximately $3.5 billion, consisting of cash consideration of $816.0 million and stock consideration of 8,360,959 shares of our common stock. Our reinsurance operations began immediately following the merger. See Note 2 to Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K for additional detail on the merger.

Our primary sources of revenues and earnings are our reinsurance and insurance operations and investments. We also seek out strategic investments and conduct other activities at the parent level. Strategic investments currently include, among others, an approximately 33 percent stake in Homesite, a national, full-service, mono-line provider of homeowners insurance, and an approximately 38 percent stake in ORX, a regional gas and oil exploration and production company. Primarily through our wholly-owned subsidiary, Alleghany Capital Partners, we manage, source, execute, and monitor our private equity investments. On April 26, 2012, our majority-owned subsidiary Bourn & Koch acquired BKI, a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois. We own and manage land in the Sacramento, California region through our subsidiary Alleghany Properties.

As of December 31, 2012, Alleghany had total assets of $22.8 billion and total stockholders’ equity of $6.4 billion. As of December 31, 2012, we had consolidated total investments of approximately $18.3 billion, of which $16.0 billion was invested in debt securities, $1.4 billion was invested in equity securities, $0.5 billion was invested in other invested assets, and $0.4 billion was invested in short-term investments.

Segment Information

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its business into two reportable segments, reinsurance and insurance. Reinsurance and insurance underwriting activities are evaluated separately from investment and corporate activities. The primary components of “corporate activities” are Alleghany Properties, Alleghany’s investments in Homesite and ORX and strategic investments and other activities at the parent level. As of April 26, 2012, corporate activities also includes the operating results of BKI. See below and Note 13 to Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K for an analysis of our underwriting results by segment and corporate activities, and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.’’

Profitability

The profitability of our reinsurance and insurance operating units, and as a result, our profitability, is primarily impacted by the adequacy of premium rates, level of catastrophe losses, investment returns, intensity of competition and the cost of reinsurance. The adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters, regulatory measures and court decisions that define and expand the extent of coverage, and the effects of economic inflation on the amount of compensation due for injuries or losses. The ultimate adequacy of premium rates is not known with certainty at the time reinsurance contracts are entered into or property and casualty insurance policies are issued because premiums are determined before claims are reported.

The profitability of our reinsurance and insurance operating units is also impacted by competition generally and price competition in particular. Historically, the performance of the property and casualty reinsurance and insurance industries has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity followed by periods of high premium rates and shortages of underwriting capacity. Although an individual reinsurance or an insurance company’s performance is dependent on its own specific business characteristics, the profitability of most property and casualty reinsurance and insurance companies tends to follow this cyclical market pattern. The property and casualty reinsurance and insurance industry has also been highly competitive in recent years, although, following significant catastrophe events in the past three years, property catastrophe rates improved in 2012. Terms and conditions for casualty reinsurance lines largely remained stable in 2012 and rate movements were mixed, with some lines improving and others experiencing downward pressure.

Catastrophe Risk

Catastrophe losses, or their absence, can have a significant impact on our results. For example, pre-tax catastrophe losses, net of reinsurance and reinstatement premiums, were $448.7 million in 2012, $74.3 million in 2011 and $31.0 million in 2010. Catastrophe losses in 2012 include a $412.0 million loss from Sandy, which caused widespread property damage and flooding to large areas of the East Coast and northeastern United States in October 2012. Our recorded loss for Sandy is based on an analysis of reported claims, an underwriting review of in-force contracts, estimates of losses resulting from wind and other perils, including storm surge and flooding to the extent covered by applicable policies, and other factors requiring considerable judgment. The ultimate loss from Sandy may be materially different from our estimate due to the size and complexity of the event and the preliminary nature of the information available to prepare the estimate.

The incidence and severity of catastrophes in any short period of time are inherently unpredictable. Catastrophes can cause losses in a variety of our property and casualty lines of business. We have significant exposure to both natural disasters, such as hurricanes, other windstorms and earthquakes, as well as man-made disasters. Longer-term natural catastrophe trends may be changing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, sea, land and air temperatures, sea levels, rain and snow. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events such as hurricanes, other windstorms and tornado activity. To the extent climate change increases the frequency and severity of such weather events, our reinsurance and insurance operating units may face increased claims, particularly with respect to properties located in coastal areas.

As part of their overall risk and capacity management strategy, our reinsurance and insurance operating units take certain measures to mitigate the impact of catastrophe events through various means including considering catastrophe risks in their underwriting and pricing decisions, purchasing reinsurance, monitoring and modeling accumulated exposures, and managing exposure in key geographic zones and product lines that are prone to catastrophic events.

The reinsurance programs purchased by our reinsurance and insurance operating units are generally subject to annual renewal. Market conditions beyond the control of our reinsurance and insurance operating units determine the availability and cost of the reinsurance protection they purchase, which may affect the level of business written and thus their profitability.

Comment on Non-GAAP Financial Measures

Throughout this Form 10-K, our analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with GAAP. Our results of operations have been presented in the way that we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use financial information in evaluating the performance of Alleghany. This presentation includes the use of underwriting profit, which is a “non-GAAP financial measure,” as such term is defined in Item 10(e) of Regulation S-K promulgated by the SEC. Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP and does not include net investment income, net realized capital gains, other than temporary impairment, or “OTTI,” losses, other income, other operating expenses, amortization of intangible assets or interest expense. We consistently use underwriting profit as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of our segments and believe that underwriting profit provides useful additional information to investors because it highlights net earnings attributable to a segment’s underwriting performance. Earnings before income taxes may show a profit despite an underlying underwriting loss, and when underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. However, underwriting profit is not meant to be considered in isolation or as a substitute for earnings before income taxes or any other measures of operating performance prepared in accordance with GAAP. A reconciliation of underwriting profit to earnings before income taxes is presented within “Consolidated Results of Operations.”

Consolidated Results of Operations

The following table summarizes our consolidated revenues, costs and expenses and earnings (in millions).

	Years Ended December 31,
	2012	2011	2010
Revenues
Net premiums earned	$3,733.0	$747.6	$768.1
Net investment income	313.0	108.9	125.0
Net realized capital gains	157.9	127.1	97.4
Other than temporary impairment losses	(2.9)	(3.6)	(12.3)
Gain on bargain purchase	494.9	—	—
Other income	57.3	1.8	7.2

Total revenues	$4,753.2	$981.8	$985.4

Costs and Expenses
Net loss and loss adjustment expenses	2,630.3	430.0	377.9
Commissions, brokerage and other underwriting expenses	882.4	268.1	259.3
Other operating expenses	123.7	31.1	33.8
Corporate administration	75.8	41.0	28.9
Amortization of intangible assets	253.3	3.4	3.4
Interest expense	68.4	17.4	4.7

Total costs and expenses	$4,033.9	$791.0	$708.0

Earnings before income taxes	719.3	190.8	277.4
Income taxes	17.1	47.5	78.9

Net earnings	$702.2	$143.3	$198.5

Revenues:
Total reinsurance and insurance segments	$4,191.6	$941.8	$978.2
Corporate activities*	561.6	40.0	7.2
Earnings before income taxes:
Total reinsurance and insurance segments	$295.6	$214.0	$306.6
Corporate activities*	423.7	(23.2)	(29.2)

*	Consists of Alleghany Properties, our investments in Homesite and ORX and corporate activities at the parent level, including the gain on bargain purchase in connection with the merger, and due diligence, legal, investment banking and other merger-related costs, or “Transaction Costs.” As of April 26, 2012, corporate activities also includes the operating results of BKI. Corporate activities also includes interest expense associated with the Alleghany Senior Notes, whereas interest expense associated with the TransRe Senior Notes is included in “Total Segments.”

Our earnings before income taxes in 2012 increased from 2011, primarily reflecting the impact of the merger, partially offset by higher catastrophe losses. The impact of the merger included the gain on bargain purchase and increases in net premiums earned, net investment income and other income, which were partially offset by increases in net loss and LAE (which include catastrophe losses in 2012 discussed below), commissions, brokerage and other underwriting expenses, other operating expenses, corporate administration, amortization of intangible assets and interest expense. The gain on bargain purchase reflects the excess of the fair value of the net assets of TransRe we acquired over the purchase price we paid for such assets. The increase in corporate administration expense primarily reflects the impact of Transaction Costs of $33.8 million in 2012 in connection with the merger, compared with $19.3 million incurred in 2011. See Note 2 to Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K for additional discussion of the merger and the related gain on bargain purchase and Transaction Costs. Catastrophe losses, net of reinsurance and reinstatement premiums, were $448.7 million in 2012 (including a $412.0 million loss from Sandy), compared with $74.3 million in 2011. Net realized capital gains in 2012 include a $63.1 million gain from the sale of our holdings of

Exxon Mobil Corporation, or “Exxon Mobil,” common stock in January 2012. Other income in 2012 included a $23.5 million gain from a TransRe legal settlement, of a dispute (see “Legal Proceedings” set forth in Part I, Item 3 of this Form 10-K for additional discussion of this settlement).

Our earnings before income taxes in 2011 decreased from 2010, primarily reflecting higher loss and LAE, lower net premiums earned and lower net investment income, partially offset by higher net realized capital gains. The increase in loss and LAE primarily reflects a $28.7 million increase in PCC’s prior year reserves and higher catastrophe and other large property losses at RSUI in the 2011 period, partially offset by a higher net release of prior year casualty reserves by RSUI. The decrease in net premiums earned reflects the impact of continuing competition at CATA, as well as a reduction in net premiums written in certain specialty classes of business by CATA. The decrease in net investment income is due primarily to an increase in catastrophe losses related to our investment in Homesite, partially offset by higher dividend income.

The effective tax rate was 2.4 percent for 2012, 24.9 percent for 2011 and 28.4 percent for 2010. The lower effective tax rate in 2012 primarily reflects the impact of the non-taxable gain on bargain purchase and, to a lesser extent, the impact of higher tax-exempt interest income generated by TransRe from the Acquisition Date through December 31, 2012, partially offset by the impact of certain non-deductible Transaction Costs. The gain on bargain purchase resulted in a significant increase in earnings before income taxes without a corresponding increase in income taxes, whereas certain non-deductible Transaction Costs resulted in losses before income taxes without a corresponding decrease in income taxes. The lower effective tax rate in 2011 primarily reflects the impact of higher dividends received deductions and lower pre-tax earnings in 2011, partially offset by the absence of a foreign tax benefit which was significant in 2010.

Total Reinsurance and Insurance Segment Results

The following tables summarize results of our reinsurance and insurance segments.

	Reinsurance	Insurance	Total(1)
Year Ended December 31, 2012	(in millions, except ratios)
Gross premiums written	$2,940.2	$1,300.9	$4,241.1
Net premiums written	2,840.7	883.2	3,723.9
Net premiums earned	$2,915.9	$817.1	$3,733.0
Net loss and LAE	2,058.1	572.2	2,630.3
Commissions, brokerage and other underwriting expenses	591.1	291.3	882.4

Underwriting profit (loss)(2)	$266.7	$(46.4)	220.3

Net investment income			317.5
Net realized capital gains			117.9
Other than temporary impairment losses			(2.9)
Gain on bargain purchase			—
Other income			26.1
Other operating expenses			89.2
Corporate administration			—
Amortization of intangible assets			253.3
Interest expense			40.8

Earnings before income taxes			$295.6

Loss ratio(3)	70.6%	70.0%	70.5%
Expense ratio(4)	20.3%	35.7%	23.6%

Combined ratio(5)	90.9%	105.7%	94.1%

	Reinsurance	Insurance	Total(1)
Year Ended December 31, 2011	(in millions, except ratios)
Gross premiums written	$—	$1,141.0	$1,141.0
Net premiums written	—	774.7	774.7
Net premiums earned	$—	$747.6	$747.6
Net loss and LAE	—	430.0	430.0
Commissions, brokerage and other underwriting expenses	—	268.1	268.1

Underwriting profit(2)	$—	$49.5	49.5

Net investment income			117.4
Net realized capital gains			79.7
Other than temporary impairment losses			(3.6)
Gain on bargain purchase			—
Other income			0.7
Other operating expenses			26.2
Corporate administration			—
Amortization of intangible assets			3.4
Interest expense			0.1

Earnings before income taxes			$214.0

Loss ratio(3)	n/a	57.5%	57.5%
Expense ratio(4)	n/a	35.9%	35.9%

Combined ratio(5)	n/a	93.4%	93.4%

	Reinsurance	Insurance	Total(1)
Year Ended December 31, 2010	(in millions, except ratios)
Gross premiums written	$—	$1,104.0	$1,104.0
Net premiums written	—	736.2	736.2
Net premiums earned	$—	$768.1	$768.1
Net loss and LAE	—	377.9	377.9
Commissions, brokerage and other underwriting expenses	—	259.3	259.3

Underwriting profit(2)	$—	$130.9	130.9

Net investment income			128.9
Net realized capital gains			92.9
Other than temporary impairment losses			(12.3)
Gain on bargain purchase			—
Other income			0.6
Other operating expenses			31.3
Corporate administration			—
Amortization of intangible assets			3.4
Interest expense			(0.3)

Earnings before income taxes			$306.6

Loss ratio(3)	n/a	49.2%	49.2%
Expense ratio(4)	n/a	33.8%	33.8%

Combined ratio(5)	n/a	83.0%	83.0%

(1)	Excludes elimination of minor reinsurance activity between segments (which is reported in corporate activities).

(2)	Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace net earnings determined in accordance with GAAP as a measure of profitability (see “Comment on Non-GAAP Financial Measures”).

(3)	Net loss and LAE divided by net premiums earned, all as determined in accordance with GAAP.

(4)	Commission, brokerage and other underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.

(5)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar a reinsurance or insurance company has to spend on net loss and LAE, and commission, brokerage and other underwriting expenses.

Earnings before income taxes for our reinsurance and insurance segments in 2012 increased from 2011, primarily reflecting the impact of the merger and higher net realized capital gains, partially offset by higher catastrophe losses. The impact of the merger included increases in net premiums earned, net investment income and other income, which were partially offset by increases in net loss and LAE, commissions, brokerage and other underwriting expenses, other operating expenses and amortization of intangible assets. Catastrophe losses, net of reinsurance and reinstatement premiums, were $448.7 million in 2012 (including a $412.0 million loss from Sandy), compared with $74.3 million in 2011. Other income in 2012 included a $23.5 million gain from a TransRe legal settlement of a dispute.

Earnings before income taxes for our insurance segment in 2011 decreased from 2010, primarily reflecting higher loss and LAE, lower net premiums earned, lower net investment income, and lower net realized capital gains, partially offset by lower OTTI losses. The increase in loss and LAE primarily reflects a $28.7 million increase in PCC’s prior year reserves and higher catastrophe and other large property losses at RSUI in the 2011 period, partially offset by a higher net release of prior year casualty reserves by RSUI. The decrease in net premiums earned reflects the impact of continuing competition at CATA, as well as a reduction in net premiums written in certain specialty classes of business by CATA. The decrease in net investment income is due primarily to the impact of negative cash flow at PCC and dividends paid to Alleghany by RSUI and CATA, partially offset by higher dividend income. In addition, the decrease in net investment income in 2011 from 2010 reflects the absence of equity-method partnership income in 2011, as such partnerships were dissolved in the 2010 third quarter.

Reinsurance Segment Underwriting Results

The reinsurance segment is comprised of TransRe’s property and casualty operations. The underwriting results of the reinsurance segment are presented below, commencing on the Acquisition Date. For a more detailed description of our reinsurance segment, see Part I, Item 1, “Business—Segment Information— Reinsurance Segment” of this Form 10-K.

	Property	Casualty & Other(1)	Total
	(in millions, except ratios)
Year Ended December 31, 2012
Gross premiums written	$966.2	$1,974.0	$2,940.2
Net premiums written	896.9	1,943.8	2,840.7
Net premiums earned	$900.9	$2,015.0	$2,915.9
Net loss and LAE	566.4	1,491.7	2,058.1
Commissions, brokerage and other underwriting expenses	191.1	400.0	591.1

Underwriting profit(2)	$143.4	$123.3	$266.7

Loss ratio(3)	62.9%	74.0%	70.6%
Expense ratio(4)	21.2%	19.9%	20.3%

Combined ratio(5)	84.1%	93.9%	90.9%

(1)	Primarily consists of assumed: D&O liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.

(2)	Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace net earnings determined in accordance with GAAP as a measure of profitability (see “Comment on Non-GAAP Financial Measures”).

(3)	Net loss and LAE divided by net premiums earned, all as determined in accordance with GAAP.

(4)	Commission, brokerage and other underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.

(5)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar a reinsurance company has to spend on net loss and LAE, and commission, brokerage and other underwriting expenses.

For both the property and the casualty & other lines of business, the expense ratio for 2012 was favorably impacted as a result of applying the acquisition method of accounting for the merger because deferred acquisition costs were written off at the Acquisition Date. We expect that the expense ratio in subsequent years will increase when all unearned premiums as of the Acquisition Date are fully earned. Excluding the impact of the application of the acquisition method of accounting, the expense ratio for the reinsurance segment was estimated to be approximately 29 percent for 2012.

Property. For 2012, TransRe’s property underwriting profit was $143.4 million, primarily reflecting the favorable impact of the application of the acquisition method of accounting on the expense ratio, partially offset by significant catastrophe losses related to Sandy in October 2012. For 2012, catastrophe losses, net of reinsurance and reinstatement premiums, were $226.9 million, all of which related to Sandy. The $226.9 million is comprised of $252.2 million of net loss and LAE, partially offset by $25.3 million of reinstatement premium. TransRe’s property underwriting profit for 2012 includes $56.6 million of favorable development from prior accident years on loss and LAE reserves acquired.

Casualty & Other. For 2012, TransRe’s casualty & other underwriting profit was $123.3 million, primarily reflecting the favorable impact of the application of the acquisition method of accounting on the expense ratio. For 2012, catastrophe losses, net of reinsurance and reinstatement premiums, were $23.9 million, all of which related to Sandy. The $23.9 million is comprised of $26.2 million of net loss and LAE, partially offset by $2.3 million of reinstatement premium. TransRe’s casualty & other underwriting profit for 2012 includes $31.2 million of favorable development from prior accident years on loss and LAE reserves acquired.

Insurance Segment Underwriting Results

The insurance segment is comprised of AIHL’s RSUI, CATA and PCC operating units. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business—Segment Information—Insurance Segment” of this Form 10-K.

The underwriting results of the insurance segment are presented below.

	RSUI	CATA	PCC	Total
	(in millions, except ratios)
Year Ended December 31, 2012
Gross premiums written	$1,123.4	$158.1	$19.4	$1,300.9
Net premiums written	715.1	149.1	19.0	883.2
Net premiums earned	$655.8	$144.6	$16.7	$817.1
Net loss and LAE	466.2	85.9	20.1	572.2
Commissions, brokerage and other underwriting expenses	184.3	79.2	27.8	291.3

Underwriting profit (loss)(1)	$5.3	$(20.5)	$(31.2)	$(46.4)

Loss ratio(2)	71.1%	59.4%	120.0%	70.0%
Expense ratio(3)	28.1%	54.8%	166.5%	35.7%

Combined ratio(4)	99.2%	114.2%	286.5%	105.7%

Year Ended December 31, 2011
Gross premiums written	$986.5	$150.4	$4.1	$1,141.0
Net premiums written	627.9	141.6	5.2	774.7
Net premiums earned	$593.8	$149.3	$4.5	$747.6
Net loss and LAE	315.2	83.3	31.5	430.0
Commissions, brokerage and other underwriting expenses	170.8	72.7	24.6	268.1

Underwriting profit (loss)(1)	$107.8	$(6.7)	$(51.6)	$49.5

Loss ratio(2)	53.1%	55.7%	701.0%	57.5%
Expense ratio(3)	28.8%	48.7%	547.1%	35.9%

Combined ratio(4)	81.9%	104.4%	1,248.1%	93.4%

Year Ended December 31, 2010
Gross premiums written	$933.6	$168.9	$1.5	$1,104.0
Net premiums written	570.7	159.0	6.5	736.2
Net premiums earned	$593.6	$164.3	$10.2	$768.1
Net loss and LAE	271.0	89.4	17.5	377.9
Commissions, brokerage and other underwriting expenses	162.7	73.4	23.2	259.3

Underwriting profit (loss)(1)	$159.9	$1.5	$(30.5)	$130.9

Loss ratio(2)	45.7%	54.4%	170.9%	49.2%
Expense ratio(3)	27.4%	44.7%	226.7%	33.8%

Combined ratio(4)	73.1%	99.1%	397.6%	83.0%

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

RSUI. Gross premiums written increased by 13.9 percent in 2012 from 2011, primarily reflecting some improvement in market conditions in all lines of business, particularly property, evidenced by favorable renewal retention rates, strong new business submissions, and mid-single-digit price increases. The increase in net premiums earned in 2012 from 2011 primarily reflects an increase in gross premiums written in recent quarters.

Gross premiums written increased by 5.7 percent in 2011 from 2010, primarily reflecting the impact of assumed premium writings from international insurance carriers, and, to a lesser extent, growth in binding authority business. Such increases were partially offset by the impact of reduced exposures of RSUI’s customers and continuing competition in certain of RSUI’s casualty lines of business. The slight increase in RSUI’s net premiums earned in 2011 from 2010 primarily reflects the impact of a recent increase in gross premiums written starting in the second quarter of 2011, largely offset by the impact of comparatively lower gross premiums written during the third and fourth quarters of 2010 and the first quarter of 2011.

The increase in net loss and LAE in 2012 from 2011 primarily reflects higher catastrophe losses and the impact of an increase in net premiums earned, and, to a lesser extent, slightly lower levels of prior year casualty reserve releases. The increase in loss and LAE in 2011 from 2010 primarily reflects the impact of higher catastrophe and other large property losses, partially offset by the impact of higher releases of prior accident year casualty reserves in 2011.

Catastrophe losses, net of reinsurance and reinstatement premiums, were $197.9 million in 2012, $74.3 million in 2011 and $31.0 million in 2010. Catastrophe losses in 2012 include $161.2 million of net losses, including reinstatement premiums, from Sandy in October 2012. Catastrophe losses in 2012 also include losses from severe weather earlier in 2012, as well as adverse development from prior year catastrophes, including a $9.7 million loss recorded in the second quarter of 2012 related to Hurricane Ike in 2008. Catastrophe losses in 2011 primarily reflect net losses from severe weather, particularly tornados, in the southeastern and midwestern U.S. in April and May 2011, as well as from Hurricane Irene, which affected the East Coast of the United States in August 2011. Catastrophe losses in 2011 also include assumed catastrophe losses from international insurance carriers. In addition, RSUI incurred a $14.4 million property loss arising from the magnitude 5.8 earthquake that occurred in Northern Virginia in August 2011. This earthquake was not classified as a catastrophic event by the property and casualty industry. Catastrophe losses in 2010 include increases in prior accident year property loss reserves of $5.3 million related to 2008 third quarter hurricanes and $11.0 million related to 2005 third quarter hurricanes.

Net loss and LAE for 2012 reflect a $48.1 million release of prior accident year casualty loss reserves during the period, compared with a $56.2 million net release during 2011 and a $33.9 million release during 2010. The $48.1 million release relates primarily to the umbrella/excess liability, general liability, professional liability and D&O liability lines of business primarily for the 2005 through 2008 accident years, and reflects favorable loss emergence compared with claims development patterns assumed in earlier periods for such lines of business. The $56.2 million net release in 2011 relates primarily to the umbrella/excess, general liability and professional liability lines of business, primarily for the 2003 through 2008 accident years, and reflects favorable loss emergence compared with claims development patterns assumed in earlier periods for such lines of business. The 2011 reserve release was partially offset by an increase in loss reserves in the D&O liability line of business in the third quarter of 2011, primarily reflecting adverse legal developments associated with a large claim from the 2007 accident year. The $33.9 million release of prior year casualty loss reserves in 2010 primarily reflects favorable loss emergence compared with claims development patterns assumed in earlier periods.

As noted above, there was favorable loss emergence in 2012 compared with loss emergence patterns assumed in earlier periods in many of RSUI’s casualty lines of business. Specifically, cumulative losses for such lines of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be higher through December 31, 2012 than the actual cumulative losses through that date. The amount of lower cumulative losses, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 0.2 percent. Such reduction did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for such lines for business earned in 2012.

The increase in commissions, brokerage and other underwriting expenses in 2012 compared with 2011 is due primarily to the increase in net premiums earned. The increase in commissions, brokerage and other underwriting expenses in 2011 compared with 2010 is due primarily to growth in the binding authority business, which incurs higher commission and other underwriting expenses than other lines of business.

The decrease in RSUI’s underwriting profit in 2012 from 2011 primarily reflects an increase in loss and LAE, partially offset by an increase in net premiums earned. The decrease in RSUI’s underwriting profit in 2011 from 2010 primarily reflects an increase in loss and LAE.

RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk coverage, and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and will expire on April 30, 2013.

Additional information regarding RSUI’s use of reinsurance for its property line of business and risks related to reinsurance recoverables can be found on pages 31 and 32 and pages 41 and 42 of this Form 10-K.

CATA. Gross premiums written increased by 5.1 percent in 2012 from 2011, primarily reflecting growth in CATA’s property and casualty lines of business, and, to a lesser extent, growth in CATA’s surety business. Net premiums earned decreased in the 2012 from 2011 as a result of lower gross premiums written during the third and fourth quarters of 2011 compared with gross premiums written in the third and fourth quarters of 2010.

Gross premiums written decreased by 11.0 percent in 2011 from 2010, primarily reflecting continuing price competition in CATA’s property and casualty lines of business, including in excess and surplus markets, partially offset by higher gross premiums written in CATA’s commercial surety line of business. The decrease in CATA’s property and casualty lines of business also reflects reduced writings associated with certain specialty property and casualty classes of business written through a program administrator in connection with a terminated program, or the “Terminated Program Business.” CATA’s net premiums earned decreased in 2011 from 2010 primarily reflecting the decrease in gross premiums written.

The increase in net loss and LAE in 2012 from 2011 primarily reflects the impact of prior year development. The decrease in loss and LAE in 2011 from 2010 primarily reflects the impact of lower net premiums earned, partially offset by the impact of a net reserve increase of prior accident year loss reserves in 2011 compared with a net reserve release of prior accident year loss reserves in 2010 (as further described below).

Net loss and LAE for 2012 reflect a $13.2 million net increase of prior accident year casualty loss reserves compared with a $5.0 million net increase during 2011 and a $3.9 million net release during 2010. Of the $13.2 million net increase in 2012, $22.2 million relates to the Terminated Program Business in the 2010 and 2009 accident years, partially offset by a net decrease in prior year reserves in certain of CATA’s casualty and surety lines of business. The $13.2 million net reserve increase reflects unfavorable loss emergence compared with claims development patterns assumed in earlier periods for such business. The $5.0 million net reserve increase in 2011 was due primarily to a $14.6 million increase in reserves related to the Terminated Program Business, partially offset by a net reserve release in certain of CATA’s casualty lines of business. The $3.9 million release in 2010 includes $3.5 million reserve release reflecting favorable loss emergence for asbestos-related illnesses and environmental impairment claims that arose from reinsurance assumed by a subsidiary of CATA between 1969 and 1976, based on a reserve study that was completed in the 2010 second quarter.

As noted above, there was unfavorable loss emergence in 2012 compared with claims development patterns assumed in earlier periods associated with CATA’s Terminated Program Business. Specifically, cumulative losses for this business, which include both loss payments and case reserves, in respect of prior accident years were expected to be lower through December 31, 2012 than the actual cumulative losses through that date. The amount of higher cumulative losses, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 3.4 percent.

The increase in commissions, brokerage and other underwriting expenses in 2012 compared with 2011 is due primarily to a $5.1 million increase in such expenses due to a change in the accounting rules for deferred acquisition costs.

The increase in CATA’s underwriting loss in 2012 from 2011 primarily reflects an increase in loss and LAE and commissions, brokerage and other underwriting expenses and a decrease in net premiums earned. A decrease in net premiums earned, partially offset by the decrease in loss and LAE, was the primary cause of CATA’s underwriting loss in 2011, compared with an underwriting profit in 2010.

PCC. Commencing August 1, 2009, PCC ceased soliciting new or renewal business on a direct basis due to its determination that it was unable to write business at rates it deemed adequate due to the difficult state of the California workers’ compensation market. After taking steps to transition to being a brokerage carrier, PCC began writing a modest amount of new business through brokers during 2011, which increased in 2012 as market conditions improved. PCC reported underwriting losses of $31.2 million in 2012, $51.6 million in 2011 and $30.5 million in 2010, respectively. The underwriting losses are primarily due to PCC’s ongoing expenses exceeding premiums earned.

For PCC, loss and LAE for 2012 reflect a $5.6 million increase of prior accident year casualty loss and LAE reserves compared with a $28.7 million increase of prior accident year workers’ compensation loss and LAE reserves during 2011 and a $13.4 million reserve increase of prior accident year workers’ compensation loss and LAE reserves during 2010. For 2012, the $5.6 million reserve increase primarily reflects unfavorable loss and LAE emergence compared with loss and LAE development patterns assumed in earlier periods.

The $28.7 million increase of prior accident year workers’ compensation loss and LAE reserves recorded in 2011 include $14.2 million related to an unanticipated increase in medical claims emergence and the absence of anticipated favorable indemnity claims emergence. PCC had anticipated favorable indemnity claims emergence based upon prior claims development experience indicating that injured workers would be returning to work, thereby curtailing lost wage costs. PCC determined that the weak California employment environment had, however, hindered the ability of injured workers to return to work and indirectly influenced indemnity claims. The remaining $14.5 million of the $28.7 million reserve increase related primarily to an increase in LAE reserves arising in part from an increased use of outside counsel to assist in the settlement process, as well as a decrease in ceded loss and LAE reserves based on a review of reinsurance coverage estimates. The review of reinsurance coverage estimates also resulted in a $1.1 million decrease in ceded premiums earned, which increased net premiums earned.

The $13.4 million reserve increase in loss and LAE for 2010 relates primarily to a decrease in ceded loss and LAE reserves based on a fourth quarter 2010 review of reinsurance coverage estimates, which also resulted in a $5.0 million decrease in ceded premiums earned, thereby increasing net premiums earned in 2010, and, to a lesser extent, an increase in unallocated LAE reserves.

The California Department of Insurance, or the “CDI,” is responsible for periodic financial and market conduct examinations of California-domiciled insurance companies. In September 2010, the CDI issued a financial examination report of PCIC for the period from July 1, 2004 through December 31, 2008. As part of its work for such financial examination report, the CDI produced an actuarial report, or the “Actuarial Report,” for the years ended December 31, 2009 and 2008. The Actuarial Report included an estimate of loss and LAE reserves on a statutory basis of accounting that was higher than that recorded by PCIC at such dates. We believed that PCIC’s reserves for unpaid loss and LAE were adequate, and the CDI did not require PCIC to currently or retroactively increase its carried reserves to the estimates included in the Actuarial Report. AIHL did, however, contribute $40.0 million of capital to PCC on September 27, 2010, and these funds were used by PCIC to increase its workers’ compensation deposit, which PCIC must maintain under California workers’ compensation regulations, to a level consistent with the estimated loss and LAE reserves included in the Actuarial Report. To the extent that PCIC’s actual loss experience is less than the CDI’s final estimate of PCIC’s loss and LAE reserves, over time such additional workers’ compensation deposit funds will be released back to PCIC.

In 2012, we made a $15.0 million capital contribution to PCC.

Total Reinsurance and Insurance Segments Investment Results

Following is information relating to segment investment results (in millions).

	Years Ended December 31,
	2012	2011	2010
Net investment income	$317.5	$117.4	$128.9
Net realized capital gains	117.9	79.7	92.9
Other than temporary impairment losses	(2.9)	(3.6)	(12.3)

Net Investment Income. The increase in net investment income for the reinsurance and insurance segments in 2012 from 2011 is due principally to the impact of including TransRe’s results commencing on the Acquisition Date, partially offset by a decrease in interest income in the insurance segment due to lower prevailing market yields.

The decrease in net investment income in 2011 from 2010 is due principally to the impact of ongoing negative cash flow at PCC and dividends paid by RSUI and CATA to Alleghany, partially offset by higher dividend income. In addition, the decrease in AIHL’s net investment income in 2011 from 2010 reflects the absence of equity-method partnership income in 2011, as such partnerships were dissolved in the 2010 third quarter.

Approximate yields of the reinsurance and insurance segment’s debt securities for 2012, 2011 and 2010 are as follows (in millions, except for percentages):

Year	Average Investment (1)	Pre-Tax Net Interest Income (2)	After-Tax Net Interest Income (3)	Effective Yield (4)	After-Tax Yield (5)
2012	$15,401.3	$287.7	$251.3	1.9%	1.6%
2011	2,649.7	99.0	77.1	3.7%	2.9%
2010	2,887.3	102.1	80.2	3.5%	2.8%

(1)	Average of amortized cost of debt securities portfolio at beginning and end of period. With respect to the debt securities owned by TransRe, the beginning of the period is the Acquisition Date.

(2)	After investment expenses and excluding net realized gains and OTTI losses.

(3)	Pre-tax net interest income less income taxes.

(4)	Pre-tax net interest income for the period divided by average investments for the same period.

(5)	After-tax net interest income for the period divided by average investments for the same period.

Net Realized Capital Gains. Net realized capital gains in 2012, 2011 and 2010 relate primarily to sales of equity securities in the energy sector, including a gain from the sale in January 2012 of shares of common stock of Exxon Mobil held at the insurance segment level.

Other Than Temporary Impairment Losses. OTTI losses in 2012 reflect $2.9 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $2.9 million incurred during 2012,

$1.7 million related to equity securities, primarily in the energy sector, and $1.2 million related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the duration of the decline in fair value of such securities relative to their cost as of the balance sheet date.

OTTI losses for 2011 reflect $3.6 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $3.6 million, $3.1 million related to equity security holdings, primarily in the materials and financial services sectors, and $0.5 million related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the declines in fair value of such securities relative to their cost as of the balance sheet date.

OTTI losses for 2010 reflect $12.3 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $12.3 million, $11.1 million related to equity security holdings, primarily in the energy sector, and $1.2 million related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity and duration of the declines in fair value of such securities relative to their cost as of the balance sheet date.

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of December 31, 2012 were deemed to be temporary, based on, among other things: (i) the duration of time and the relative magnitude to which fair values of these securities have been below cost were not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for twelve months or more as of December 31, 2012); (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

See Note 4 to Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K for additional detail on gross unrealized investment losses for debt and equity securities as of December 31, 2012.

Corporate Activities Operating Results

The operating results of corporate activities is presented below (in millions).

	Years Ended December 31,
	2012	2011	2010
Net premiums earned	$—	$—	$—
Net investment income	(4.5)	(8.5)	(3.9)
Net realized capital gains	40.0	47.4	4.5
Other than temporary impairment losses	—	—	—
Gain on bargain purchase	494.9	—	—
Other income	31.2	1.1	6.6

Total revenues	$561.6	$40.0	$7.2

Net loss and LAE	—	—	—
Commissions, brokerage and other underwriting expenses	—	—	—
Other operating expenses	34.5	4.9	2.5
Corporate administration	75.8	41.0	28.9
Amortization of intangible assets	—	—	—
Interest expense	27.6	17.3	5.0

Earnings (loss) before income taxes	$423.7	$(23.2)	$(29.2)

Earnings before income taxes in 2012 compared with the loss before income taxes in 2011 primarily reflects the gain on bargain purchase from the merger, partially offset by higher corporate administration expense and higher interest expense. The higher corporate administration expense in 2012 is due primarily to $33.8 million of

Transaction Costs, including $18.0 million payable to our investment bankers, compared with $19.3 million of Transaction Costs incurred in 2011. Corporate administration expense in 2012 also reflects higher compensation and incentive compensation expense due to the impact of the merger on our incentive accruals and changes in staffing at the parent level. Higher interest expense is due to the 2022 Senior Notes (as defined on page 79 of this Form 10-K) which were issued on June 26, 2012. Corporate activities results for 2012 also reflect the impact of our acquisition of BKI on April 26, 2012, including an increase in both other income and other operating expenses. Net realized capital gains in 2012 and 2011 primarily reflect gains from the sale of shares of Exxon Mobil common stock held at the corporate-level in the first quarter of 2012 and the fourth quarter of 2011.

The decrease in losses before income taxes in 2011 from 2010 primarily reflects higher net realized capital gains, partially offset by higher corporate administration and other operating expenses, higher interest expenses, lower other income and higher negative net investment income. Net realized capital gains in 2011 primarily reflects net realized capital gains from the sale of shares of Exxon Mobil common stock held at the corporate-level in the fourth quarter of 2011. The proceeds from such sales were reinvested in short-term securities and cash, and were used to fund Alleghany’s cash consideration in connection with the merger. The higher corporate administration and other operating expenses is due primarily to $19.3 million of Transaction Costs incurred in the 2011 fourth quarter related to the merger, partially offset by lower incentive compensation and pension accruals. The higher interest expenses are due to 2020 Senior Notes (as defined on page 79 of this Form 10-K) which were issued on September 20, 2010. The lower other income in 2011 reflects the absence of a non-recurring gain from Alleghany Properties that existed in 2010. As further explained below, the increase in negative net investment income is due primarily to higher catastrophe losses related to our investment in Homesite, partially offset by higher dividend income and higher interest income. Higher interest income reflects the investment of the proceeds from our Senior Notes and dividends received from subsidiaries.

Net investment income for corporate activities includes our equity share of (losses) earnings in Homesite and ORX, as follows (in millions):

	Years Ended December 31,
	2012	2011	2010
Homesite	$(6.9)	$(20.2)	$(3.2)
ORX	(4.5)	(0.7)	(2.0)
Interest, dividends and other — net	6.9	12.4	1.3

Net investment income	$(4.5)	$(8.5)	$(3.9)

The Homesite losses in 2012 reflect the impact of increased homeowners insurance claims from severe weather in the second and third quarters of 2012, and $13.2 million of losses representing our share of Homesite’s loss from Sandy in October 2012, partially offset by the favorable impact of higher premium rates. Homesite losses in 2011 primarily reflect the impact of increased homeowners insurance claims from severe weather, particularly tornados, in the southeastern and midwestern U.S. in April and May 2011, as well as from Hurricane Irene, which affected the East Coast of the United States in August 2011. Homesite losses in 2011 also reflect a tax valuation adjustment that Homesite recorded in the fourth quarter of 2011. Homesite losses in 2010 primarily reflect the impact of increased homeowners insurance claims from severe weather and ongoing purchase accounting adjustments.

The lower interest, dividends and other – net in 2012 compared with 2011 primarily reflects significantly lower dividends, partially offset by higher interest income. Lower dividends are due primarily to the sale in January 2012 of shares of Exxon Mobil common stock held at the corporate-level. Higher interest income reflects the investment of proceeds arising from the issuance of Alleghany Senior Notes (as defined on page 82 of this Form 10-K) on June 26, 2012.

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

	As of December 31, 2012			As of December 31, 2011			As of December 31, 2010
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	(in millions)
Reinsurance Segment
Property	$1,383.9	$(59.5)	$1,324.4	$—	$—	$—	$—	$—	$—
Casualty & other(1)	8,393.9	(385.5)	8,008.4	—	—	—	—	—	—

	9,777.8	(445.0)	9,332.8	—	—	—	—	—	—

Insurance Segment
Property	449.9	(186.1)	263.8	192.4	(62.3)	130.1	150.1	(52.0)	98.1
Casualty(2)	1,755.6	(654.3)	1,101.3	1,844.0	(741.7)	1,102.3	1,883.6	(765.2)	1,118.4
Workers’ Compensation	153.3	(13.0)	140.3	167.5	(12.0)	155.5	186.7	(10.9)	175.8
All other(3)	152.1	(63.6)	88.5	109.1	(15.8)	93.3	108.3	(19.3)	89.0

	2,510.9	(917.0)	1,593.9	2,313.0	(831.8)	1,481.2	2,328.7	(847.4)	1,481.3

Eliminations	(48.9)	56.1	7.2	—	—	—	—	—	—

Total	$12,239.8	$(1,305.9)	$10,933.9	$2,313.0	$(831.8)	$1,481.2	$2,328.7	$(847.4)	$1,481.3

(1)	Primarily consists of assumed: D&O liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; asbestos-related illnesses and environmental impairment liability; and credit.

(2)	Primarily consists of direct: umbrella/excess; D&O liability; professional liability; and general liability.

(3)	Primarily consists of commercial multi-peril, surety and loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees.

Changes in Loss and LAE Reserves between December 31, 2012 and December 31, 2011

Gross and Net Reserves. The significant increase in gross and net loss and LAE reserves as of December 31, 2012 compared with December 31, 2011 is primarily due to reserves acquired as a result of the merger, and, to a lesser extent, the impact of Sandy.

Changes in Loss and LAE Reserves between December 31, 2011 and December 31, 2010

Gross Reserves. Gross loss and LAE reserves as of December 31, 2011 decreased slightly from December 31, 2010, primarily reflecting reserve decreases in the casualty and workers’ compensation lines of business, largely offset by reserve increases in the property lines of business. The decrease in the casualty gross loss and LAE reserves primarily reflects the impact of releases in gross loss and LAE reserves by RSUI during 2011 related to prior accident years, partially offset by the impact of increases in gross loss and LAE reserves by CATA during 2011 related to prior accident years. The decrease in workers’ compensation gross loss and LAE reserves primarily reflects the impact of PCC ceasing to solicit new or renewal business on a direct basis commencing August 1, 2009, partially offset by an increase in gross loss and LAE reserves by PCC related to prior accident years. The increase in property gross loss and LAE reserves is due to increases in case reserves related primarily to significant catastrophe and other large losses incurred in 2011, partially offset by claim payments made by RSUI in 2011 related to catastrophe losses in prior years. Such claim payments caused RSUI to reduce its case reserves from prior accident years, primarily related to 2008 third quarter hurricane losses.

Net Reserves. Net loss and LAE reserves as of December 31, 2011 were essentially unchanged from December 31, 2010, primarily reflecting reserve decreases in the casualty and workers’ compensation lines of business and offsetting reserve increases in the property lines of business. The decrease in the casualty net loss and LAE reserves primarily reflects the impact of releases in net loss and LAE reserves by RSUI during 2011 related to prior accident years, partially offset by the impact of increases in net loss and LAE reserves by CATA during 2011 related to prior accident years. The decrease in workers’ compensation net loss and LAE reserves primarily reflects the impact of PCC ceasing to solicit new or renewal business on a direct basis commencing August 1, 2009, partially offset by an increase in net loss and LAE reserves by PCC related to prior accident years. The increase in property net loss and LAE reserves is due to increases in case reserves related primarily to significant catastrophe and other large losses incurred in 2011, partially offset by claim payments made by RSUI in 2011 related to catastrophe losses in prior years. Such claim payments caused RSUI to reduce its case reserves from prior accident years, primarily related to 2008 third quarter hurricane losses, after reflecting any applicable ceded reinsurance.

Reinsurance Recoverables

As of December 31, 2012, we had total reinsurance recoverables of $1,348.6 million, consisting of $1,305.9 million of ceded outstanding loss and LAE and $42.7 million of recoverables on paid losses. The reinsurance purchased by our reinsurance and insurance operating units does not relieve them from their obligations to their policyholders and cedants, and therefore, the financial strength of their reinsurers is important.

Information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of December 31, 2012 is as follows (in millions, except percentages):

Reinsurer(1)	Rating(2)	Amount	Percentage
Swiss Reinsurance Company	A+ (Superior)	$171.4	12.7%
American International Group, Inc.	A (Excellent)	108.3	8.0
PartnerRe Ltd.	A+ (Superior)	101.8	7.5
Syndicates at Lloyd’s of London	A (Excellent)	95.6	7.1
Platinum Underwriters Holdings, Ltd.	A (Excellent)	92.0	6.8
All other reinsurers		779.5	57.9

Total reinsurance recoverables(3)		$1,348.6	100.0%

Secured reinsurance recoverables(4)		$204.6	15.2%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.

(2)	Represents the A.M. Best financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.

(3)	Approximately 92.5 percent of our reinsurance recoverables balance as of December 31, 2012 was due from reinsurers having an A.M. Best financial strength rating of “A” (Excellent) or higher.

(4)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

We had no allowance for uncollectible reinsurance as of December 31, 2012.

Critical Accounting Estimates

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

We believe our most critical accounting estimates are those with respect to the liability for unpaid loss and LAE reserves, fair value measurements of certain financial assets, OTTI losses on investments, goodwill and other intangible assets, and reinsurance premium revenues, as they require management’s most significant exercise of judgment on both a quantitative and qualitative basis. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our financial condition, results of operations, and cash flows would be affected, possibly materially.

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

As noted above, as of any balance sheet date, not all claims that have occurred have been reported to us, and if reported may not have been settled. The time period between the occurrence of a loss and the time it is settled is referred to as the “claim tail.” In general, actuarial judgments for shorter-tailed lines of business generally have much less of an effect on the determination of the loss reserve amount than when those same judgments are made regarding longer-tailed lines of business. Reported losses for the shorter-tailed classes, such as property and certain marine, aviation and energy classes, generally reach the ultimate level of incurred losses in a relatively short period of time. Rather than having to rely on actuarial assumptions for many accident years, these assumptions are generally only relevant for the more recent accident years. Therefore, these assumptions tend to be less critical and the reserves calculated pursuant to these assumptions are subject to less variability for the shorter-tailed lines of business.

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

Standard actuarial methodologies employed to estimate ultimate losses incorporate the inherent lag from the time claims occur to when they are reported to an insurer and, if applicable, to when an insurer reports the claims to a reinsurer. Certain actuarial methodologies may be more appropriate than others in instances where this lag may not be consistent from period to period. Consequently, additional actuarial judgment is employed in the selection of methodologies to best incorporate the potential impact of this situation.

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

While the reserving process is difficult for insurance business, the inherent uncertainties of estimating loss reserves are even greater for reinsurance business, due primarily to the longer-tailed nature of much of the reinsurance business, the diversity of development patterns among different types of reinsurance contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies, which can be subject to change without notice. TransRe writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess liability business for classes such as medical malpractice, D&O liability, errors and omissions liability and general liability. Claims from such classes can exhibit greater volatility over time than most other classes due to their low frequency, high severity nature and loss cost trends that are more difficult to predict.

The estimation of unpaid loss and LAE for our reinsurance operations is principally based on reports and individual case estimates received from ceding companies. Data received from cedants is audited periodically by TransRe’s claims and underwriting personnel, to help ensure that reported data is supported by proper documentation and conforms to contract terms, and is analyzed, as appropriate, by its underwriting and actuarial personnel. Such analysis often includes a detailed review of reported data to assess the underwriting results of assumed reinsurance and to explain any significant departures from expected performance. Over time, reported loss information is ultimately corroborated when the underlying claims are paid.

In addition, the estimation of unpaid loss and LAE, including IBNR, for our reinsurance operations also takes into account assumptions with respect to many factors that will affect ultimate loss costs but are not yet known. The process by which actual carried reserves are determined considers not only actuarial estimates but a myriad of other factors. Such factors, both internal and external, which contribute to the variability and unpredictability of loss costs, include trends relating to jury awards, social trends, medical inflation, worldwide economic conditions, tort reforms, court interpretations of coverages, the regulatory environment, underlying policy pricing, terms and conditions and claims handling, among others. In addition, information gathered through underwriting and claims audits is also considered. We assess the reasonableness of our unpaid loss and LAE for our reinsurance operations using various actuarial methodologies, principally the paid development method, the reported loss development method and the Bornhuetter-Ferguson method as described below.

In conformity with GAAP, our reinsurance and insurance operating units are not permitted to establish reserves for catastrophe losses that have not occurred. Therefore, losses related to a significant catastrophe, or accumulation of catastrophes, in any reporting period could have a material adverse effect on our results of operations and financial condition during that period.

We believe that the reserves for unpaid loss and LAE established by our reinsurance and insurance operating units are adequate as of December 31, 2012; however, additional reserves, which could have a material impact upon our financial condition, results of operations, and cash flows, may be necessary in the future.

Methodologies and Assumptions. Our reinsurance and insurance operating units use a variety of techniques that employ significant judgments and assumptions to establish the liabilities for unpaid loss and LAE recorded at the balance sheet date. These techniques include detailed statistical analyses of past claims reporting, settlement activity, claims frequency, internal loss experience, changes in pricing or coverages and severity data when sufficient information exists to lend statistical credibility to the analyses. More subjective techniques are used when statistical data is insufficient or unavailable. These liabilities also reflect implicit or explicit assumptions regarding the potential effects of future inflation, judicial decisions, changes in laws and recent trends in such factors, as well as a number of actuarial assumptions that vary across our reinsurance and insurance operating units and across lines of business. This data is analyzed by line of business, coverage, accident year or underwriting year and reinsurance contract type, as appropriate.

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

The primary actuarial assumptions used by our reinsurance and insurance operating units include the following:

•

Expected loss ratios represent management’s expectation of losses, in relation to earned premium, at the time business is written, before any actual claims experience has emerged. This expectation is a significant determinant of the estimate of loss reserves for recently written business where there is little paid or incurred loss data to consider. Expected loss ratios are generally derived from historical loss ratios adjusted for the impact of rate changes, loss cost trends and known changes in the type of risks underwritten. For certain longer-tailed reinsurance business that are typically lower frequency, high severity classes, expected loss ratios are often used for the last several accident years or underwriting years, as appropriate.

•

Rate of loss cost inflation (or deflation) represents management’s expectation of the inflation associated with the costs we may incur in the future to settle claims. Expected loss cost inflation is particularly important for longer-tailed classes.

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

In the absence of sufficiently credible internally-derived historical information, each of the above actuarial assumptions may also incorporate data from the insurance or reinsurance industries as a whole, or peer companies writing substantially similar coverages. Data from external sources may be used to set expectations, as well as assumptions regarding loss frequency or severity relative to an exposure unit or claim, among other actuarial parameters. Assumptions regarding the application or composition of peer group or industry reserving parameters require substantial judgment.

Loss Frequency and Severity. Loss frequency and severity are measures of loss activity that are considered in determining the key assumptions described above. Loss frequency is a measure of the number of claims per unit of insured exposure, and loss severity is a measure of the average size of claims. Factors affecting loss frequency include the effectiveness of loss controls and safety programs and changes in economic conditions or weather patterns. Factors affecting loss severity include changes in policy limits, retentions, rate of inflation and judicial interpretations. Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to our reinsurance or insurance operating unit. The length of the loss reporting lag affects their ability to accurately predict loss frequency (loss frequencies are more predictable for lines with short reporting lags), as well as the amount of reserves needed for IBNR. If the actual level of loss frequency and severity is higher or lower than expected, the ultimate losses will be different than management’s estimates. A small percentage change in an estimate can result in a material effect on our reported earnings. The following table reflects the impact of changes, which could be favorable or unfavorable, in frequency and severity on our loss estimates for claims occurring in 2012 (in millions):

	Frequency
Severity	1.0%	5.0%	10.0%
1.0%	$53.1	$159.9	$293.3
5.0%	159.9	270.9	409.6
10.0%	293.3	409.6	554.9

Our net reserves for loss and LAE of $10.9 billion as of December 31, 2012 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. We believe the above analysis provides a reasonable benchmark for sensitivity as we believe it is within historical variation for our reserves. Currently, none of the scenarios is believed to be more likely than the other. See Note 1(k) and Note 6 to the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K for additional information on our loss and LAE.

Prior Year Development. Our reinsurance and insurance operating units continually evaluate the potential for changes, both positive and negative, in their estimates of their loss and LAE liabilities and use the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for unpaid loss and LAE established in prior years, these liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. We adjusted our prior year loss and LAE reserve estimates during 2012 and 2011 based on current information that differed from previous assumptions made at the time such loss and LAE reserves were previously estimated. These reserve (decreases) increases to prior year net reserves are summarized as follows (in millions):

	2012	2011
Reinsurance:
Property reserve releases	$—	$—
Casualty & other reserve releases	—	—

	—	—

Insurance:
RSUI
Net casualty reserve releases	(48.1)	(56.2)
Property and other, net	17.0	(3.3)

	(31.1)	(59.5)

CATA	13.2	5.0
PCC	5.6	28.7

Total incurred related to prior years	$(12.3)	$(25.8)

The more significant prior year adjustments affecting 2012 and 2011 are summarized as follows:

•

For RSUI, loss and LAE reflect a $48.1 million release of prior accident year casualty loss reserves during 2012, compared with a $56.2 million net release during 2011. The $48.1 million release relates primarily to the umbrella/excess liability, general liability, professional liability lines and D&O liability of business primarily for the 2005 through 2008 accident years, and reflects favorable loss emergence compared with claims development patterns assumed in earlier periods for such lines of business. The $56.2 million net release in 2011 relates primarily to the umbrella/excess, general liability and professional liability lines of business, primarily for the 2003 through 2008 accident years, and reflects favorable loss emergence compared with claims development patterns assumed in earlier periods for such lines of business. The 2011 reserve release was partially offset by an increase in the D&O liability line of business in the 2011 third quarter, primarily reflecting adverse legal developments associated with a large claim from the 2007 accident year.

As noted above, there was favorable loss emergence in 2012 compared with loss emergence patterns assumed in earlier periods in many of RSUI’s casualty lines of business. Specifically, cumulative losses for such lines of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be higher through December 31, 2012 than the actual cumulative losses through that date. The amount of lower cumulative losses, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 0.2 percent. Such reduction did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for such lines for business earned in 2012.

•

For RSUI, loss and LAE for 2012 and 2011 also include a $17.0 million increase and a $3.3 million net release of prior accident year loss reserves, respectively, primarily related to a re-estimation of case and IBNR reserves in the property line of business. For 2012, the $17.0 million reserve increase includes a $9.7 million loss recorded in the second quarter of 2012 related to Hurricane Ike in 2008. For 2011, the $3.3 million net reserve release primarily reflects significant reserve releases in non-catastrophe property reserves and unallocated LAE, partially offset by reserve increases related to prior year catastrophes.

•

For CATA, loss and LAE for 2012 reflect a $13.2 million net increase of prior accident year loss reserves during the period, compared with a $5.0 million net increase of prior accident year loss reserves during 2011. Of the $13.2 million net increase in 2012, $22.2 million relates to certain specialty property and casualty classes of business through the Terminated Program Business in the 2010 and 2009 accident years, partially offset by a net decrease in prior year reserves in certain of CATA’s casualty and surety lines of business. The $13.2 million net reserve increase reflects unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods for such business. The $13.2 million net increase of prior accident year loss reserves did not impact the assumptions used in estimating CATA’s loss and LAE liabilities for business earned in 2012.

The $5.0 million net reserve increase in 2011 consists of a $14.6 million increase in reserves related to the Terminated Program Business, partially offset by a net reserve release in certain of CATA’s casualty lines of business. The reserve increase in the Terminated Program Business reflects unfavorable loss emergence, primarily in the 2009 and 2010 accident years, compared with claims development patterns assumed in earlier periods for such business.

•

For PCC, loss and LAE for 2012 reflect a $5.6 million increase of prior accident year workers’ compensation net loss and LAE reserves compared with a $28.7 million reserve increase of prior accident year workers’ compensation loss and LAE reserves during 2011. For 2012, the $5.6 million reserve increase primarily reflects unfavorable loss and LAE emergence compared with loss and LAE development patterns assumed in earlier periods.

The $28.7 million increase of prior accident year workers’ compensation loss reserves and LAE recorded in 2011 include $14.2 million related to an unanticipated increase in medical claims emergence and the absence of anticipated favorable indemnity claims emergence. PCC had anticipated favorable indemnity claims emergence based upon prior claims development experience indicating that injured workers would be returning to work, thereby curtailing lost wage costs. PCC determined that the weak California employment environment had, however, hindered the ability of injured workers to return to work and indirectly influenced indemnity claims. The remaining $14.5 million of the $28.7 million increase related primarily to an increase in LAE reserves arising in part from an increased use of outside counsel to assist in the settlement process, as well as a decrease in ceded loss and LAE reserves based on a review of reinsurance coverage estimates. The review of reinsurance coverage estimates also resulted in a $1.1 million decrease in ceded premiums earned, which increased net premiums earned.

Asbestos and Environmental Impairment Reserves. Loss and LAE include amounts for risks relating to asbestos-related illnesses and environmental impairment. The reserves carried for such claims, including the IBNR portion, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for asbestos-related illnesses and environmental impairment losses, particularly for those occurring in 1985 and prior, which represents the majority of TransRe’s asbestos-related illness and environmental impairment reserves. This uncertainty is due to inconsistent and changing court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other reasons. Further, possible future changes in statutes, laws, regulations, theories of liability and other factors could have a material effect on these liabilities and, accordingly, future earnings. Although we are unable at this time to determine whether additional reserves, which could have a material adverse effect upon our results of operations, may be necessary in the future, we believe that our asbestos-related illnesses and environmental impairment reserves are adequate as of December 31, 2012. See Note 12(d) to Notes to Consolidated Financial Statements set forth in Part II, Item 8 and pages 29 and 30 of this Form 10-K for additional information on loss and LAE for risks relating to asbestos-related illnesses and environmental impairment.

Reinsurance. Our reinsurance and insurance operating units reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines, improve risk-adjusted portfolio returns and enable them to increase gross premium writings and risk capacity for other business without requiring additional capital. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, our reinsurance and insurance operating units would remain liable for such amounts not paid by their reinsurers. Recoverables recorded with respect to claims ceded to reinsurers under reinsurance contracts are predicated in large part on the estimates for unpaid losses and, therefore, are also subject to a significant degree of uncertainty. In addition to the factors cited above, reinsurance recoverables may prove uncollectible if a reinsurer is unable or unwilling to perform under a contract. Reinsurance purchased by our reinsurance and insurance operating units does not relieve them of their obligations to their own policyholders or cedants. Additional information regarding the use of, and risks related to, the use of reinsurance by our reinsurance and insurance operating units can be found on pages 31 and 32 and pages 41 and 42 of this Form 10-K. Also see Note 1(f) and Note 5 to Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K for additional information on our reinsurance recoverables.

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

A three-tiered hierarchy for inputs is used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Assets classified as Level 3 principally include certain residential mortgage-backed securities, or “RMBS,” commercial mortgage-backed securities, or “CMBS,” other asset-backed securities and partnership investments. The valuation of Level 3 assets requires the greatest degree of judgment, as these valuations are based on techniques that use significant inputs that are unobservable. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset. Some Level 3 valuations are based entirely on non-binding broker quotes. These securities consist primarily of mortgage and asset-backed securities where reliable pool and loan level collateral information cannot be reasonably obtained.

Mortgage and asset-backed securities are initially valued at the transaction price. Subsequently, we use widely accepted valuation practices that produce a fair value measurement by comparison to transactions in similarly structured instruments, use of discounted cash flows, or option adjusted spread analyses. Unobservable inputs, significant to the measurement and valuation of mortgage and asset-backed securities, include assumptions about prepayment speed and collateral performance, including default, delinquency and loss severity rates. Significant changes to any one of these inputs, or combination of inputs, could significantly change the fair value measurement for these securities.

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

See Notes 1(b), 1(c), 3 and 4 to Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K for additional information on our investments and fair value.

Investment Impairment

The determination that an investment has incurred an OTTI loss in value requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances.

We hold our equity and debt securities as available-for-sale, or “AFS,” and as such, these securities are recorded at fair value. We continually monitor the difference between cost and the estimated fair value of our investments, which involves uncertainty as to whether declines in value are temporary in nature. The analysis of any individual security’s decline in value is performed in its functional currency. If the decline of a particular investment is deemed temporary, we record the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, we write our cost- or amortized cost-basis down to the fair value of the investment and record an OTTI loss on our statement of earnings. In addition, any portion of such decline that relates to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income, rather than charged against earnings.

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

To the extent that an equity security in an unrealized loss position is not impaired based on the initial review described above, we then further evaluate such equity security and deem it to be other than temporarily impaired if it has been in an unrealized loss position for twelve months or more or if its unrealized loss position is greater than 50 percent of its cost, absent compelling evidence to the contrary.

We then evaluate those equity securities where the unrealized loss is 20 percent or more of cost as of the balance sheet date or which have been in an unrealized loss position continuously for six months or more preceding the balance sheet date. This evaluation takes into account quantitative and qualitative factors in determining whether such securities are other than temporarily impaired including: (i) market valuation metrics associated with the equity security such as dividend yield and price-to-earnings ratio; (ii) current views on the equity security, as expressed by either our internal stock analysts and/or by third party stock analysts or rating agencies; and (iii) discrete credit or news events associated with a specific company, such as negative news releases and rating agency downgrades with respect to the issuer of the investment.

Debt securities in an unrealized loss position are evaluated for OTTI if they meet any of the following criteria: (i) they are trading at a 20 percent discount to amortized cost for an extended period of time (nine consecutive months or longer); (ii) there has been a negative credit or news event with respect to the issuer that could indicate the existence of an OTTI; and (iii) we intend to sell or it is more likely than not that we will sell the debt security before recovery of its amortized cost basis.

If we intend to sell or it is more likely than not that we will sell a debt security before recovery of its amortized cost basis, the total amount of the unrealized loss position is recognized as an OTTI loss in earnings. To the extent that a debt security that is in an unrealized loss position is not impaired based on the preceding, we will consider a debt security to be impaired when we believe it to be probable that we will not be able to collect the entire amortized cost basis. For debt securities in an unrealized loss position as of the end of each quarter, we develop a best estimate of the present value of expected cash flows. If the results of the cash flow analysis indicate we will not recover the full amount of its amortized cost basis in the security, we record an OTTI loss in earnings equal to the difference between the present value of expected cash flows and the amortized cost basis of the security. If applicable, the difference between the total unrealized loss position on the security and the OTTI loss recognized in earnings is the non-credit related portion and is recorded as a component of other comprehensive income.

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

We may ultimately record a realized loss after having originally concluded that a decline in value was temporary. Risks and uncertainties are inherent in the methodology we use to assess other than temporary declines in value. Risks and uncertainties could include, but are not limited to, incorrect assumptions about financial condition, liquidity or future prospects, inadequacy of any underlying collateral, and unfavorable changes in economic conditions or social trends, interest rates or credit ratings.

See Note 1(b) and Note 4(e) to the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K for additional information on our investments and investment impairments.

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

Goodwill and other intangible assets deemed to have an indefinite useful life are tested annually in the fourth quarter of every year for impairment. Goodwill and other intangible assets are also tested whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. A significant amount of judgment is required in performing goodwill and other intangible asset impairment tests. These tests may include estimating the fair value of our operating units and other intangible assets. If it is determined that an asset has been impaired, the asset is written down by the amount of the impairment, with a corresponding charge to net earnings. Subsequent reversal of any impairment charge is not permitted.

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

Our consolidated balance sheet as of December 31, 2012 includes goodwill of $83.4 million related to RSUI, CATA and BKI, and intangible assets, net of amortization, of $128.8 million related to TransRe, RSUI, CATA and BKI. See Note 1(i), Note 1(q) and Note 2 to Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K for additional information on our goodwill and other intangible assets.

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

In addition to the policies described above which contain critical accounting estimates, our other accounting policies are described in Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K. The accounting policies described in Note 1 require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities that do not meet the level of materiality required for a determination that the accounting policy includes critical accounting estimates. On an ongoing basis, we evaluate our estimates, including those related to the value of deferred acquisition costs, incentive compensation, income taxes, pension benefits and contingencies and litigation. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at the parent company. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of December 31, 2012, we held total marketable securities and cash of $731.7 million, compared with $1,234.9 million as of December 31, 2011. The decrease during 2012 primarily reflects the payment of the $816.0 million cash portion of our purchase price for TransRe, partially offset by $396.0 million of proceeds from the issuance of the Alleghany Senior Notes (discussed below). The $731.7 million is comprised of $463.5 million at the parent company, $90.0 million at AIHL and $178.2 million at the TransRe holding company level. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of December 31, 2012.

Stockholders’ equity was approximately $6.4 billion as of December 31, 2012, compared with approximately $2.9 billion as of December 31, 2011. The increase in stockholders’ equity primarily reflects $2.7 billion from 8,360,959 shares issued pursuant to the merger and 2012 net earnings, including the gain on bargain purchase. As of December 31, 2012, we had 16,890,623 shares of our common stock outstanding, compared with 8,551,646 shares of our common stock outstanding as of December 31, 2011.

Debt. On June 26, 2012, we completed a public offering of $400.0 million aggregate principal amount of our 4.95% senior notes due on June 27, 2022, or the “2022 Senior Notes.” The 2022 Senior Notes are unsecured and unsubordinated general obligations of Alleghany. Interest is payable semi-annually on June 27 and December 27 of each year. The terms of the 2022 Senior Notes permit redemption prior to their maturity. The indenture under which the 2022 Senior Notes were issued contains covenants that impose conditions on our ability to create liens on, or engage in sales of, the capital stock of AIHL, TransRe or RSUI. The 2022 Senior Notes were issued at approximately 99.9 percent of par, resulting in proceeds after underwriting discount, commissions and other expenses of $396.0 million, and an effective yield of approximately 5.05 percent. Approximately $3.6 million of underwriting discount, commissions and other expenses were recorded as deferred charges, which are amortized over the life of the 2022 Senior Notes.

On September 20, 2010, we completed a public offering of $300.0 million aggregate principal amount of our 5.625% senior notes due on September 15, 2020, or the “2020 Senior Notes.” The 2020 Senior Notes are unsecured and unsubordinated general obligations of Alleghany. Interest is payable semi-annually on March 15 and September 15 of each year. The terms of the 2020 Senior Notes permit redemption prior to their maturity. The indenture under which the 2020 Senior Notes were issued contains covenants that impose conditions on our ability to create liens on, or engage in sales of, the capital stock of AIHL, TransRe or RSUI. The 2020 Senior Notes were issued at approximately 99.6 percent of par, resulting in proceeds after underwriting discount, commissions and other expenses of $298.9 million, and an effective yield of approximately 5.67 percent. Approximately $2.8 million of underwriting discount, commissions and other expenses were recorded as deferred charges, which are amortized over the life of the 2020 Senior Notes.

Credit Agreement. On September 9, 2010, we entered into a three-year credit agreement, or the “Credit Agreement,” with a bank syndicate, providing commitments, the “Commitments,” for a two tranche revolving credit facility in an aggregate principal amount of up to $100.0 million, consisting of (i) a secured credit facility, or “Tranche A,” subject to a borrowing base as set forth in the Credit Agreement, in an aggregate principal amount of up to $50.0 million, and (ii) an unsecured credit facility, or “Tranche B,” in an aggregate principal amount of up to $50.0 million. The Commitments under the Credit Agreement are scheduled to terminate on September 9, 2013, or the “Maturity Date,” unless terminated earlier. Borrowings under the Credit Agreement are available for working capital and general corporate purposes.

Alternate Base Rate Borrowings under the Credit Agreement bear interest at (x) the greatest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.5 percent or (c) an adjusted London Interbank Overnight, or “LIBO,” rate for a one month interest period on such day plus 1 percent, plus (y) a specified margin (currently 0 basis points for Tranche A and 125 basis points for Tranche B). Eurodollar Borrowings under the Credit Agreement bear interest at an adjusted LIBO Rate for the interest period in effect plus a specified margin (currently 75 basis points for Tranche A and 225 basis points for Tranche B). The Credit Agreement requires that all loans be repaid in full no later than the Maturity Date. The Credit Agreement also requires us to pay a commitment fee each quarter in a range of between one fifth and one-half of one percent per annum, in each case based upon our credit ratings, on the daily unused amount of the Commitments of the relevant Tranche.

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

If an Event of Default occurs under the Credit Agreement, then, to the extent permitted in the Credit Agreement, the Lenders may, as applicable, terminate the Commitments, accelerate the repayment of any outstanding loans and exercise all rights and remedies available to such Lenders under the Credit Agreement, the Security Agreement and related documents and applicable law, including, without limitation, exercising rights and remedies with respect to the collateral for the benefit of the Tranche A Lenders. In the case of an Event of Default that exists due to the occurrence of certain involuntary or voluntary bankruptcy, insolvency or reorganization events relating to us, the Commitments will automatically terminate and the repayment of any outstanding loans shall be automatically accelerated.

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

There were no borrowings under the Credit Agreement since its inception through December 31, 2012.

Dividends from Subsidiaries. As of December 31, 2012, approximately $610.4 million of the equity of all of our subsidiaries was available for dividends or advances to us at the parent level. At that date, approximately $5.9 billion of our total equity of $6.4 billion was unavailable for dividends or advances to us from our subsidiaries.

Our reinsurance and insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by them without prior approval of the relevant regulatory authorities. These limitations have not affected our ability to meet our obligations.

With respect to TransRe, its operating subsidiaries could ordinarily pay dividends without regulatory approval based on statutory surplus. However, for a period of 24 months following the Acquisition Date, TRC is prohibited from paying a dividend to TransRe in excess of $200.0 million in the aggregate in any given 12 month period without the prior approval of the New York State Department of Financial Services. From the Acquisition Date through December 31, 2012, TRC paid dividends of $100.0 million to TransRe.

With respect to AIHL, its operating subsidiaries could also pay additional dividends without regulatory approval based on statutory surplus. Of the aggregate total equity of our insurance operating units as of December 31, 2012 of $1.9 billion, a maximum of $127.4 million was available for dividends without prior approval of the applicable insurance regulatory authorities. In 2012, CATA paid AIHL a cash dividend of $15.0 million. In 2011, RSUI paid AIHL a cash dividend of $100.0 million and CATA paid AIHL a cash dividend of $15.0 million. In 2010, RSUI paid AIHL a cash dividend of $100.0 million and CATA paid AIHL a cash dividend of $25.0 million.

Common Stock Repurchases. In July 2010, our Board of Directors authorized the repurchase of shares of our common stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million. Such share repurchase program was terminated upon the entry in November 2011 into the Merger Agreement with Old TransRe. In October 2012, our Board of Directors authorized the repurchase of shares of our common stock, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million.

In December 2012, we repurchased an aggregate of 53,346 shares of our common stock in the open market for $17.8 million, at an average price per share of $333.08. During 2011, we repurchased an aggregate of 399,568 shares of our common stock in the open market for $120.3 million, at an average price per share of $301.14. During 2010, we repurchased an aggregate of 285,056 shares of our common stock in the open market for $83.1 million, at an average price per share of $291.64. All of the foregoing per share and average price data has not been adjusted for subsequent Alleghany common stock dividends.

Dividends. We have declared stock dividends in lieu of cash dividends every year since 1987 except 1998, when our wholly-owned subsidiary, Chicago Title Corporation, was spun off to our stockholders and 2012. In light of the merger, our board of directors determined not to declare a stock dividend for 2012.

Capital Contributions. From time to time, we make capital contributions to our subsidiaries. In 2012, we made a $15.0 million capital contribution to PCC to provide additional capital support. In 2010, we made a capital contribution of $40.0 million to provide capital support to PCIC in connection with an increase in its workers’ compensation deposit, which PCIC must maintain under California workers’ compensation regulations. In 2007, we made a capital contribution of $50.0 million to provide additional capital support to PCC in connection with AIHL’s acquisition of PCC. We expect that we will continue to make capital contributions to our subsidiaries from time to time in the future for similar or other purposes.

Contractual Obligations. We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments. As of December 31, 2012, certain long-term aggregate contractual obligations and credit-related financial commitments were as follows (in millions):

Contractual Obligations	Total	Within 1 Year	More than 1 Year but Within 3 Years	More than 3 Years but Within 5 Years	More than 5 years
Loss and LAE	$12,239.8	$2,968.6	$3,744.8	$1,997.9	$3,528.5
Senior Notes and related interest(1)	2,909.8	103.0	873.0	129.4	1,804.4
Operating lease obligations	283.7	27.8	58.3	46.3	151.3
Investments(2)	40.2	26.0	7.1	7.1	—
Other long-term liabilities(3)	257.6	91.7	72.9	19.1	73.9

Total	$15,731.1	$3,217.1	$4,756.1	$2,199.8	$5,558.1

(1)

“Senior Notes” refers to: (i) the “TransRe Senior Notes,” which consist of TransRe’s 5.75% senior notes due on December 14, 2015, or the “2015 Notes,” and the 8.00% senior notes due on November 30, 2039, or the “2039 Notes;” and (ii) the “Alleghany Senior Notes,” which consist of the 2020 Senior Notes and the 2022 Senior Notes. See Note 8 to the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K for further details on the Senior Notes.

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

Investments in Variable Interest Entities. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds, or the “Funds,” which are managed by Pillar Holdings. The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, utilizing the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that both Pillar Holdings and the Funds represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, Pillar Holdings and the Funds are not consolidated, and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss is limited to its aggregate investment of $200.0 million. As of December 31, 2012, our carrying value in Pillar Holdings and the Funds, as determined under the equity method of accounting, was $200.0 million, which is reported in other invested assets on our consolidated balance sheets.

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

The obligations and cash outflow of our reinsurance and insurance operating units include claim settlements, commission expenses, administrative expenses, purchases of investments, and interest and principal payments on the TransRe Senior Notes. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, our reinsurance and insurance operating units accumulate funds which they invest pending the need for liquidity. As a reinsurance or an insurance company’s cash needs can be unpredictable due to the uncertainty of the claims settlement process, our reinsurance and insurance operating units’ portfolios consist primarily of debt securities and short-term investments to ensure the availability of funds and maintain a sufficient amount of liquid securities.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt securities and equity securities listed on national securities exchanges. The overall debt securities portfolio credit quality is measured using the lower of the S&P, Moody’s or Fitch’s Ratings rating. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of December 31, 2012 was “AA-.” Although many of our debt securities, which consist predominantly of municipal bonds, are insured by third party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of December 31, 2012. As of December 31, 2012, the ratings of our debt securities portfolio was as follows (in millions, except percentages):

	Ratings as of December 31, 2012
	AAA /Aaa	AA / Aa	A	BBB /Baa	Below BBB /Baa or Not-Rated*	Total
U.S. Government obligations	$—	$522.9	$—	$—	$—	$522.9
Municipal bonds	873.0	4,320.3	927.1	118.6	65.1	6,304.1
Foreign government obligations	540.4	157.1	112.6	—	5.9	816.0
U.S. corporate bonds	18.8	481.5	1,890.0	1,056.4	69.0	3,515.7
Foreign corporate bonds	349.7	565.4	987.9	262.5	33.0	2,198.5
Mortgage and asset-backed securities:
RMBS	48.8	1,477.6	51.4	2.8	81.9	1,662.5
CMBS	386.7	65.3	29.9	14.8	13.4	510.1
Other asset-backed securities	419.0	15.9	32.9	1.6	0.3	469.7

Total debt securities	$2,636.4	$7,606.0	$4,031.8	$1,456.7	$268.6	$15,999.5

Percentage of debt securities	16.5%	47.5%	25.2%	9.1%	1.7%	100.0%

*	Consists of $59.7 million of securities rated “BB / Ba,” $55.2 million of securities rated “B,” $45.8 million of securities rated “CCC,” $27.9 million of securities rated “CC,” $5.3 million of securities rates below “CC” and $74.7 million of not-rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities, and, as such, is classified as AFS.

Effective duration measures a portfolio’s sensitivity to change in interest rates. In this regard, as of December 31, 2012, our debt securities portfolio had an effective duration of approximately 3.7 years compared with 4.0 years as of December 31, 2011. As of December 31, 2012, approximately $5.6 billion, or 35.0 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 4 to the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may modestly increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, our invested assets were approximately $18.3 billion as of December 31, 2012, an increase of 279.7 percent from December 31, 2011. The increase is due primarily to the investments acquired as a result of the merger, and, to a lesser extent, the proceeds received from our issuance of the 2022 Senior Notes discussed above.

Fair Value. The carrying values and estimated fair values of our consolidated financial instruments as of December 31, 2012 and 2011 were as follows (in millions):

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Investments (excluding equity method investments)*	$17,831.8	$17,831.8	$4,670.6	$4,670.6
Liabilities
Senior Notes	$1,811.5	$1,946.7	$299.0	$314.8

*	This table includes AFS investments (debt and equity securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.

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

The three-tiered hierarchy used in management’s determination of fair value is broken down into three levels based on the reliability of inputs as follows:

•

“Level 1”—Valuations are based on unadjusted quoted prices in active markets that we have the ability to access for identical, unrestricted assets, and do not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 assets include publicly traded common stocks and mutual funds (which are included on the balance sheet in equity securities), where our valuations are based on quoted market prices.

•

“Level 2”—Valuations are based on direct and indirect observable inputs other than quoted market prices included in Level 1. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as the terms of the security and market-based inputs. Terms of the security include coupon, maturity date, and any special provisions that may, for example, enable the investor, at its election, to redeem the security prior to its scheduled maturity date. Market-based inputs include interest rates and yield curves that are observable at commonly quoted intervals and current credit rating(s) of the security. Level 2 assets generally include short-term investments and most debt securities. Our Level 2 liabilities consist of the Senior Notes.

•

“Level 3”—Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Some Level 3 valuations are based entirely on non-binding broker quotes. These securities consist primarily of mortgage and asset-backed securities where reliable pool and loan level collateral information cannot be reasonably obtained. Assets classified as Level 3 principally include certain RMBS, CMBS, other asset-backed securities, and partnership investments. See Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K for our accounting policy on fair value.

We employ specific control processes to determine the reasonableness of the fair values of our financial assets and liabilities. Our processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques used are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. We assess the reasonableness of individual security values received from valuation service providers through various analytical techniques. In addition, we validate the reasonableness of fair values by comparing information obtained from our valuation service providers to other third party valuation sources for selected securities. We also validate prices obtained from brokers for selected securities through reviews by those who have relevant expertise and who are independent of those charged with executing investing transactions.

In addition to such procedures, we review the reasonableness of our classification of securities within the three-tiered hierarchy to ensure that the classification is consistent with GAAP.

The estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of December 31, 2012 and 2011 were as follows (in millions):

	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Equity securities:
Common stock(1)	$1,424.0	$—	$—	$1,424.0
Preferred stock	—	—	—	—

Total equity securities	1,424.0	—	—	1,424.0

Debt securities:
U.S. Government obligations	—	522.9	—	522.9
Municipal bonds	—	6,304.1	—	6,304.1
Foreign government obligations	—	816.0	—	816.0
U.S. corporate bonds	—	3,485.3	30.4	3,515.7
Foreign corporate bonds	—	2,198.5	—	2,198.5
Mortgage and asset-backed securities:
RMBS(2)	—	1,602.9	59.6	1,662.5
CMBS	—	434.0	76.1	510.1
Other asset-backed securities	—	463.8	5.9	469.7

Total debt securities	—	15,827.5	172.0	15,999.5
Short-term investments	—	366.0	—	366.0
Other invested assets (excluding equity method investments) (3)	—	—	42.3	42.3

Total investments (excluding equity method investments)	$1,424.0	$16,193.5	$214.3	$17,831.8

Senior Notes	$—	$1,946.7	$—	$1,946.7

	Level 1	Level 2	Level 3	Total
As of December 31, 2011
Equity securities:
Common stock(1)	$871.0	$—	$—	$871.0
Preferred stock	—	—	—	—

Total equity securities	871.0	—	—	871.0

Debt securities:
U.S. Government obligations	267.8	—	—	267.8
Municipal bonds	—	1,113.6	—	1,113.6
Foreign government obligations	—	—	—	—
U.S. corporate bonds	—	354.1	—	354.1
Foreign corporate bonds	—	83.5	—	83.5
Mortgage and asset-backed securities:
RMBS(2)	—	497.3	—	497.3
CMBS	—	144.7	—	144.7
Other asset-backed securities	—	218.5	—	218.5

Total debt securities	267.8	2,411.7	—	2,679.5
Short-term investments	54.3	1,042.2	—	1,096.5
Other invested assets (excluding equity method investments)(3)	—	—	23.6	23.6

Total investments (excluding equity method investments)	$1,193.1	$3,453.9	$23.6	$4,670.6

Senior Notes	$—	$314.8	$—	$314.8

(1)	Of the $1,424.0 million and $871.0 million of fair value as of December 31, 2012 and 2011, $542.2 million and $573.3 million, respectively, related to certain energy sector businesses.

(2)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.

(3)	Includes partnership investments accounted for on an AFS basis.

European securities. The following table provides a breakdown of the fair value, net unrealized gains (losses) and the average rating of our debt securities from governments and companies in Europe as of December 31, 2012 (in millions):

	Fair Value	Net Unrealized Gains (Losses)	Average Rating
United Kingdom
Foreign government	$123.5	$1.4	AAA/Aaa
Foreign corporate-financial	168.9	9.8	A
Foreign corporate-non-financial	246.4	6.1	A
Asset-backed	134.6	7.8	A

Total United Kingdom	$673.4	$25.1

Netherlands
Foreign government	$30.8	$0.5	AAA/Aaa
Foreign corporate-financial	150.9	7.5	A
Foreign corporate-non-financial	153.8	3.4	A
Asset-backed	5.9	0.1	A

Total Netherlands	$341.4	$11.5

France
Foreign government	$67.9	$3.3	AA/Aa
Foreign corporate-financial	60.0	3.2	A
Foreign corporate-non-financial	141.2	2.2	A
Asset-backed	2.0	—	AAA/Aaa

Total France	$271.1	$8.7

Germany
Foreign government	$118.0	$3.8	AAA/Aaa
Foreign corporate-financial	101.0	1.8	AA/Aa
Foreign corporate-non-financial	13.9	0.3	A

Total Germany	$232.9	$5.9

Spain
Foreign corporate-financial	$9.1	$0.1	BBB/Baa
Foreign corporate-non-financial	24.0	0.4	BBB/Baa

Total Spain	$33.1	$0.5

Italy
Foreign corporate-financial	$5.1	$0.1	BBB/Baa
Foreign corporate-non-financial	3.9	0.1	BBB/Baa

Total Italy	$9.0	$0.2

Ireland
Foreign corporate-non-financial	$5.0	$—	B
Other*
Supranational	$91.3	$4.0	AA/Aa
Foreign government	6.0	—	AA/Aa
Foreign corporate-financial	137.8	6.7	A
Foreign corporate-non-financial	132.2	2.4	A
Asset-backed	0.9	—	AAA/Aaa

Total Other	$368.2	$13.1

*	Includes Belgium, the Czech Republic, Denmark, Finland, Luxembourg, Norway, Poland, Sweden and Switzerland.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of December 31, 2012, categorized by state and revenue source (in millions). Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
Texas	$41.8	$3.2	$5.5	$—	$16.0	$96.1	$114.0	$-	$276.6	$334.5	$611.1
New York	26.3	—	4.8	—	56.4	121.3	128.3	30.5	367.6	34.9	402.5
California	26.1	2.7	—	54.6	—	36.5	67.0	-	186.9	183.0	369.9
Massachusetts	18.2	25.4	5.0	—	22.2	61.6	16.2	0.1	148.7	135.2	283.9
Arizona	1.4	11.2	—	—	55.6	26.6	128.9	-	223.7	-	223.7
Florida	—	—	2.0	55.1	1.6	52.7	5.6	-	117.0	104.7	221.7
North Carolina	13.4	13.1	12.0	4.2	—	0.6	26.7	14.9	84.9	129.6	214.5
Illinois	0.3	31.3	—	—	23.6	66.8	11.8	10.8	144.6	46.7	191.3
Missouri	4.9	52.1	5.6	—	15.2	33.7	36.6	29.3	177.4	7.7	185.1
Connecticut	5.0	—	19.1	-	58.0	7.7	—	-	89.8	90.4	180.2
All other states	157.9	37.1	117.3	181.9	130.2	341.4	416.9	99.4	1,482.1	578.5	2,060.6

Total	$295.3	$176.1	$171.3	$295.8	$378.8	$845.0	$952.0	$185.0	$3,299.3	$1,645.2	4,944.5

Total advance refunded / escrowed maturity bonds											1,359.6

Total municipal bonds											$6,304.1

Catastrophe Exposure

The business of our reinsurance and insurance operating units exposes them to losses from various catastrophe events. In a catastrophe event, losses from many insureds across multiple lines of business may result directly or indirectly from such single occurrence. Our reinsurance and insurance operating units take certain measures to mitigate the impact of such events through various means including considering these risks in their underwriting and pricing decisions, purchasing reinsurance, monitoring and modeling accumulated exposures and managing exposure in key geographic zones and product lines that are prone to catastrophic events.

Natural disasters such as hurricanes, other windstorms, earthquakes and other catastrophes have the potential to materially and adversely affect our operating results. Other risks, such as an outbreak of a pandemic disease, a major terrorist event, or a marine and/or aviation disaster, could also have a material adverse effect on our business and operating results.

We evaluate catastrophic events and assess the probability of occurrence and magnitude through the use of industry recognized models and other techniques. We supplement these models by judgmentally interpreting and adjusting when appropriate the modeled output and by periodically monitoring the exposure risks of our operations. There is no single standard methodology to project the possible losses from catastrophe exposures. Further, there are no industry standard assumptions used in projecting these losses, and the form and quality of the data obtained from insureds and ceding companies used in these models are not uniformly compatible with the data requirements of all models. The use of different methodologies and assumptions could materially change the projected losses. Therefore, these modeled losses may not be comparable with estimates made by other companies.

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

Projections of potential catastrophe losses are typically expressed in terms of the probable maximum loss, or “PML.” We define PML as our anticipated maximum loss (taking into account contract limits) caused by a single catastrophic event at a specified estimated return period affecting a broad contiguous area. These modeled losses are estimated based upon contracts in force at January 1, 2013 for TransRe and July 1, 2012 for RSUI.

The following is an overview of such modeled PMLs from property, engineering, marine and energy exposures and the associated natural perils that we deem most significant. The estimated amount of these modeled losses are presented for both a 100 year return period (having a likelihood of being exceeded in any single year of 1.0 percent), and a 250 year return period (having a likelihood of being exceeded in any single year of 0.4 percent), and are presented in two ways: (i) gross catastrophe losses; and (ii) after-tax net catastrophe costs such as gross losses, net of reinsurance, net reinstatement premiums and taxes. The reduction for reinsurance assumes that all reinsurers fulfill their obligations in accordance with contract terms.

	100 Year Return Period		250 Year Return Period
	Gross Loss (before tax)	Net Loss (after tax)	Gross Loss (before tax)	Net Loss (after tax)
	(in billions)
Florida, Wind	$1.2	$0.5	$1.9	$0.8
California, Earthquake	1.0	0.5	1.6	0.7
Northeast U.S., Wind	0.7	0.4	1.5	0.7
Gulf Coast, Wind	0.9	0.4	1.5	0.6
Japan, Earthquake	0.6	0.3	0.8	0.4
Europe, Wind	0.5	0.3	0.7	0.3
Japan, Wind	0.5	0.2	0.6	0.3

“Florida, Wind” and “California, Earthquake” have the highest modeled after-tax net catastrophe costs for a 100 year return period, and “Florida, Wind” has the highest modeled after-tax net catastrophe costs for a 250 year return period. These costs would represent approximately 8 percent and 12 percent, respectively, of stockholders’ equity as of December 31, 2012. If multiple severe catastrophic events occur in any one year, or a single catastrophic event affects more than one geographic area, the potential economic cost to us could be materially higher than any one of the amounts shown above.

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

Recent Accounting Standards

Recently Adopted

In July 2012, the FASB issued revised guidance on the testing of certain intangible assets for impairment. This guidance simplifies how an entity tests for impairment of intangible assets other than goodwill, such as licenses and trade names, that are determined to have an indefinite life. The revised guidance allows an entity to first make a qualitative assessment to determine whether it is necessary to perform quantitative testing. Based on the results of such assessment, an entity will only be required to perform quantitative testing if it is more likely than not that the asset is impaired. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted this guidance in the fourth quarter of 2012, and the implementation did not have a material impact on our results of operations and financial condition.

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

Equity Securities. The table below summarizes our equity price risk and reflects the effect of a hypothetical increase or decrease in market prices as of December 31, 2012 on the estimated fair value of our consolidated equity securities portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios (dollars in millions).

As of December 31, 2012
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$1,424.0	20% Increase	$1,708.8	2.9%
	20% Decrease	1,139.2	(2.9%)

Debt Securities and Senior Notes. The primary market risk for our and our subsidiaries’ debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents sensitivity analyses as of December 31, 2012 of our (i) consolidated debt securities and (ii) the Senior Notes, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical December 31, 2012 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

As of December 31, 2012 (dollars in millions)

Interest Rate Shifts	-300	-200	-100	0	100	200	300
Assets:
Debt securities, fair value	$17,836.3	$17,183.5	$16,573.9	$15,999.5	$15,383.6	$14,734.0	$14,079.6
Estimated change in fair value	$1,836.8	$1,184.0	$574.4	$—	$(615.9)	$(1,265.5)	$(1,919.9)
Liabilities:
Senior Notes, fair value	$2,413.1	$2,235.6	$2,081.6	$1,946.7	$1,827.7	$1,722.0	$1,627.5
Estimated change in fair value	$466.4	$288.9	$134.9	$—	$(119.0)	$(224.7)	$(319.2)

Partnership Investments. In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for as AFS or using the equity method, and had a carrying value of $311.9 million as of December 31, 2012.

Foreign Currency Exchange Rate Risk. Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency, and conduct business in their local currency, as well as the currencies of the other countries in which they operate. Prior to the merger, we did not have any material assets or liabilities denominated in foreign currencies. The table below summarizes our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. dollar as of December 31, 2012 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios (dollars in millions).

December 31, 2012
Estimated Fair Value	Hypothetical Exhange Rate Change	Estimated Fair Value After Hypothetical Change in Exchange Rate	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$210.9*	20% Increase	$253.1	0.4
	20% Decrease	168.7	(0.4)

*	Denotes a net asset position as of December 31, 2012.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Alleghany Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alleghany Corporation:

We have audited the accompanying consolidated balance sheet of Alleghany Corporation and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alleghany Corporation and subsidiaries at December 31, 2012, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alleghany Corporation and subsidiaries internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alleghany Corporation:

We have audited the accompanying consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2011, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alleghany Corporation and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

February 22, 2012

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2012	2011
	(in thousands, except share amounts)
Assets
Investments:
Available-for-sale securities at fair value:
Equity securities (cost: 2012 – $1,436,540; 2011 – $775,741)	$1,424,014	$870,950
Debt securities (amortized cost: 2012 – $15,593,278; 2011 – $2,538,872)	15,999,538	2,679,528
Short-term investments	366,044	1,096,517

	17,789,596	4,646,995
Other invested assets	537,350	179,815

Total investments	18,326,946	4,826,810
Cash	649,524	84,749
Accrued investment income	165,857	28,879
Premium balances receivable	585,195	147,006
Reinsurance recoverables	1,348,599	852,845
Ceded unearned premiums	154,980	142,946
Deferred acquisition costs	303,515	70,537
Property and equipment at cost, net of accumulated depreciation and amortization	34,118	17,906
Goodwill	83,447	48,095
Intangible assets, net of amortization	128,773	90,863
Current taxes receivable	79,933	—
Net deferred tax assets	532,569	80,975
Other assets	414,511	86,478

Total assets	$22,807,967	$6,478,089

Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	$12,239,766	$2,313,035
Unearned premiums	1,705,342	549,740
Senior Notes	1,811,483	299,035
Reinsurance payable	67,654	45,462
Current taxes payable	—	16,247
Other liabilities	579,935	328,893

Total liabilities	16,404,180	3,552,412

Common stock
(shares authorized: 2012 and 2011 – 22,000,000; issued 2012 –17,478,746; 2011 – 9,117,787)	17,479	9,118
Contributed capital	3,619,912	938,037
Accumulated other comprehensive income	250,508	155,532
Treasury stock, at cost (2012 – 588,123 shares; 2011 – 566,141 shares)	(175,818)	(167,319)
Retained earnings	2,691,706	1,990,309

Total stockholders’ equity	6,403,787	2,925,677

Total liabilities and stockholders’ equity	$22,807,967	$6,478,089

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

	Years Ended December 31,
	2012	2011	2010
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$3,733,005	$747,639	$768,134
Net investment income	312,998	108,910	125,012
Net realized capital gains	157,879	127,141	97,374
Other than temporary impairment losses	(2,907)	(3,607)	(12,356)
Gain on bargain purchase	494,940	—	—
Other income	57,297	1,754	7,188

Total revenues	4,753,212	981,837	985,352

Costs and Expenses
Net loss and loss adjustment expenses	2,630,170	429,986	377,937
Commissions, brokerage and other underwriting expenses	882,502	268,125	259,335
Other operating expenses	123,700	31,101	33,803
Corporate administration	75,842	41,007	28,854
Amortization of intangible assets	253,298	3,355	3,354
Interest expense	68,424	17,426	4,698

Total costs and expenses	4,033,936	791,000	707,981

Earnings before income taxes	719,276	190,837	277,371
Income taxes	17,032	47,586	78,869

Net earnings	$702,244	$143,251	$198,502

Other comprehensive income:
Change in unrealized gains (losses), net of deferred taxes of $112,301, $37,139 and $66,873 for 2012, 2011 and 2010, respectively	208,560	68,973	124,192
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of $54,240, $43,237 and $29,756 for 2012, 2011 and 2010, respectively	(100,732)	(80,297)	(55,262)
Change in unrealized currency translation adjustment, net of deferred taxes of $7,200, $0 and $0 for 2012, 2011 and 2010, respectively	(13,371)	—	—
Retirement plans	520	(3,407)	7,287

Comprehensive income	$797,221	$128,520	$274,719

Basic earnings per share*	$45.48	$16.26	$21.85
Diluted earnings per share*	45.48	16.20	21.85

*	Amounts reflect subsequent common stock dividends

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Three Years Ended December 31, 2012
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	(in thousands, except share amounts)
Balance as of December 31, 2009
(9,486,749* shares of common stock issued; 258,013 in treasury)	$9,118	$921,225	$94,045	$(66,325)	$1,759,458	$2,717,521
Add (deduct):
Net earnings	—	—	—	—	198,502	198,502
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	7,287	—	—	7,287
Change in unrealized appreciation of investments, net	—	—	68,930	—	—	68,930

Comprehensive income	—	—	76,217	—	198,502	274,719

Dividends paid	—	7,051	—	45,461	(53,060)	(548)
Treasury stock repurchase	—	—	—	(83,135)	—	(83,135)
Other, net	—	540	—	4,313	(4,542)	311

Balance as of December 31, 2010
(9,300,448* shares of common stock issued; 351,532 in treasury)	9,118	928,816	170,262	(99,686)	1,900,358	2,908,868
Add (deduct):
Net earnings	—	—	—	—	143,251	143,251
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	(3,407)	—	—	(3,407)
Change in unrealized appreciation of investments, net	—	—	(11,324)	—	—	(11,324)

Comprehensive income	—	—	(14,731)	—	143,251	128,520

Dividends paid	—	8,408	—	49,405	(58,360)	(547)
Treasury stock repurchase	—	—	—	(120,325)	—	(120,325)
Other, net	—	813	1	3,287	5,060	9,161

Balance as of December 31, 2011
(9,117,787 shares of common stock issued; 566,141 in treasury)	9,118	938,037	155,532	(167,319)	1,990,309	2,925,677
Add (deduct):
Net earnings	—	—	—	—	702,244	702,244
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	520	—	—	520
Change in unrealized appreciation of investments, net	—	—	107,828	—	—	107,828
Change in unrealized currency translation adjustment, net	—	—	(13,371)	—	—	(13,371)

Comprehensive income	—	—	94,977	—	702,244	797,221

Dividends paid	—	—	—	—	—	—
Treasury stock repurchase	—	—	—	(17,768)	—	(17,768)
Stock issuance in connection with acquisitions	8,361	2,688,048	—	—	—	2,696,409
Other, net	—	(6,173)	(1)	9,269	(847)	2,248

Balance as of December 31, 2012
(17,478,746 shares of common stock issued; 588,123 in treasury)	$17,479	$3,619,912	$250,508	$(175,818)	$2,691,706	$6,403,787

*	Amounts reflect subsequent common stock dividends

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities
Net earnings	$702,244	$143,251	$198,502
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	464,857	27,045	33,816
Net realized capital (gains) losses	(157,879)	(127,141)	(97,374)
Other than temporary impairment losses	2,907	3,607	12,356
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	(19,918)	24,412	92,582
(Increase) decrease in premium balances receivable	238,039	(18,931)	17,917
(Increase) decrease in ceded unearned premiums	(5,081)	1,119	16,648
(Increase) decrease in deferred acquisition costs	(232,933)	(2,845)	3,406
Increase (decrease) in unearned premiums	(4,770)	25,813	(49,979)
Increase (decrease) in loss and loss adjustment expenses	376,375	(15,707)	(192,237)
Change in unrealized foreign exchange (losses) gains	(84,806)	—	—
Gain on bargain purchase	(494,940)	—	—
Other, net	(288,241)	33,018	25,231

Net adjustments	(206,390)	(49,610)	(137,634)

Net cash provided by (used in) operating activities	495,854	93,641	60,868

Cash flows from investing activities
Purchases of debt securities	(4,031,564)	(707,205)	(1,038,367)
Purchases of equity securities	(1,150,646)	(689,877)	(1,183,929)
Sales of debt securities	2,217,405	587,352	1,071,187
Maturities and redemptions of debt securities	1,610,273	335,689	435,164
Sales of equity securities	782,184	1,342,134	458,840
Net (purchase) sale in short-term investments	867,261	(831,679)	(1,845)
Purchases of property and equipment	(8,123)	(6,411)	(6,607)
Purchase of subsidiary, net of cash acquired	(436,502)	—	—
Other, net	(163,948)	3,801	35,036

Net cash (used in) provided by investing activities	(313,660)	33,804	(230,521)

Cash flows from financing activities
Proceeds from issuance of Senior Notes	399,592	—	298,893
Debt issue costs paid	(3,470)	—	(2,736)
Treasury stock acquisitions	(17,768)	(120,325)	(83,135)
Tax benefit on stock based compensation	295	645	513
Other, net	9,279	243	333

Net cash provided by (used in) financing activities	387,928	(119,437)	213,868

Effect of exchange rate changes on cash	(5,347)	—	—

Net increase (decrease) in cash	564,775	8,008	44,215
Cash at beginning of period	84,749	76,741	32,526

Cash at end of period	$649,524	$84,749	$76,741

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$93,183	$16,641	$—
Income taxes paid (refunds received)	116,565	32,850	70,315

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

Alleghany Corporation (“Alleghany”), a Delaware corporation, which together with its subsidiaries is referred to as “Alleghany” unless the context otherwise requires, is engaged in the property and casualty reinsurance and insurance business. Reinsurance business is conducted through certain subsidiaries of Alleghany’s wholly-owned subsidiary Transatlantic Holdings, Inc. (“TransRe”), which was acquired on March 6, 2012 (the “Acquisition Date”) (see Note 2 for additional information on the merger). Insurance business is conducted through certain subsidiaries of Alleghany Insurance Holdings LLC (“AIHL”).

TransRe, through its principal wholly-owned subsidiaries, Transatlantic Reinsurance Company (“TRC”), TransRe Zurich Ltd. (“TRZ”) and Fair American Insurance and Reinsurance Company (“FAIRCO”), offers reinsurance capacity to reinsurance and insurance companies for property and casualty products. These products are distributed through brokers and on a direct basis, in both the domestic and foreign markets. TransRe is headquartered in New York, New York with six other locations in the United States and has operations worldwide, including: Africa, Australia, Bermuda, Canada, three locations in Asia, three locations in Central and South America, and seven locations in the United Kingdom and Europe. One or both of TRC and FAIRCO are licensed, accredited or authorized or can serve as a reinsurer in the 50 states and the District of Columbia and in Puerto Rico and Guam. TRC is also licensed in Bermuda, Canada, Japan, the United Kingdom, the Dominican Republic, the Hong Kong Special Administrative Region of the People’s Republic of China, Germany and Australia. In addition, TRZ is licensed as a reinsurer in Switzerland.

AIHL’s insurance business is conducted through its wholly-owned subsidiaries RSUI Group, Inc. (“RSUI”), Capitol Transamerica Corporation and Platte River Insurance Company (collectively, “CATA”), and Pacific Compensation Corporation (“PCC”).

Alleghany’s equity investments, including those held by TransRe’s and AIHL’s operating units, are managed primarily by Alleghany Capital Partners LLC, an indirect, wholly-owned subsidiary of Alleghany. Alleghany also owns and manages properties in the Sacramento, California region through its subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”). On April 26, 2012, Alleghany’s majority-owned subsidiary BKH Holdings, Inc. acquired Bourn & Koch, Inc. (“BKI”), a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois.

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

The accompanying consolidated financial statements include the results of Alleghany and its wholly-owned and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company balances and transactions have been eliminated in consolidation. The results of TransRe are included from the Acquisition Date to December 31, 2012 and not in any prior periods, except with respect to “Supplemental Pro Forma Information” included in Note 2(e), and the results of BKI are included from April 26, 2012 to December 31, 2012 and not in any prior periods.

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

AFS securities are recorded at fair value. Unrealized gains and losses during the year, net of the related tax effect applicable to AFS securities, as well as partnership investments that Alleghany accounts for as AFS, are excluded from earnings and reflected in comprehensive income, and the cumulative effect is reported as a separate component of stockholders’ equity until realized. If a decline in fair value is deemed to be other than temporary, the investment is written down to its fair value and the amount of the write-down is recorded as an other than temporary impairment (“OTTI”) loss on the statement of earnings. In addition, any portion of such decline that relates to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income, rather than against earnings.

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

The three-tiered hierarchy used in management’s determination of fair value is broken down into three levels based on the reliability of inputs as follows:

•

“Level 1”—Valuations are based on unadjusted quoted prices in active markets that Alleghany has the ability to access for identical, unrestricted assets, and do not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Alleghany’s Level 1 assets include publicly traded common stocks and mutual funds (which are included on the balance sheet in equity securities) where Alleghany’s valuations are based on quoted market prices.

•

“Level 2”—Valuations are based on direct and indirect observable inputs other than quoted market prices included in Level 1. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as the terms of the security and market-based inputs. Terms of the security include coupon, maturity date, and any special provisions that may, for example, enable the investor, at its election, to redeem the security prior to its scheduled

Notes to Consolidated Financial Statements, continued

1. Summary of Significant Accounting Principles, continued

maturity date. Market-based inputs include interest rates and yield curves that are observable at commonly quoted intervals and current credit rating(s) of the security. Level 2 assets generally include short-term investments and most debt securities. Alleghany’s Level 2 liabilities consist of the Senior Notes.

•

“Level 3”—Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Alleghany’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, Alleghany considers factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Some Level 3 valuations are based entirely on non-binding broker quotes. These securities consist primarily of mortgage and asset-backed securities where reliable pool and loan level collateral information cannot be reasonably obtained. Assets classified as Level 3 principally include certain residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), other asset-backed securities, and partnership investments.

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

Alleghany employs specific control processes to determine the reasonableness of the fair values of its financial assets and liabilities. Alleghany’s processes are designed to ensure that the values received or internally

Notes to Consolidated Financial Statements, continued

1. Summary of Significant Accounting Principles, continued

estimated are accurately recorded and that the data inputs and the valuation techniques used are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. Alleghany assesses the reasonableness of individual security values received from valuation service providers through various analytical techniques. In addition, Alleghany validates the reasonableness of fair values by comparing information obtained from Alleghany’s valuation service providers to other third party valuation sources for selected securities. Alleghany also validates prices obtained from brokers for selected securities through reviews by those who have relevant expertise and who are independent of those charged with executing investing transactions.

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

Goodwill and other intangible assets deemed to have an indefinite useful life are tested annually in the fourth quarter of every year for impairment. Goodwill and other intangible assets are also tested whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. A significant amount of judgment is required in performing goodwill and other intangible asset impairment tests. These tests may include estimating the fair value of Alleghany’s operating units and other intangible assets. If it is determined that an asset has been impaired, the asset is written down by the amount of the impairment, with a corresponding charge to net earnings. Subsequent reversal of any impairment charge is not permitted.

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

While the reserving process is difficult for insurance business, the inherent uncertainties of estimating loss reserves are even greater for reinsurance business, due primarily to the longer-term nature of much of the reinsurance business, the diversity of development patterns among different types of reinsurance contracts, the necessary reliance on the ceding companies for information regarding reported claims, and differing reserving practices among ceding companies, which may change without notice. TransRe writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess liability business for classes such as medical malpractice, directors and officers (“D&O”) liability, errors and omissions liability and general liability. Claims from such classes can exhibit greater volatility over time than most other classes due to their low frequency, high severity nature and loss cost trends that are more difficult to predict. Net loss and LAE also include amounts for risks relating to asbestos-related illnesses and environmental impairment. See Notes 6 and 12(d) for additional information on loss reserves.

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

(n) Senior Notes

Debt consists of senior notes issued by Alleghany (the “Alleghany Senior Notes”) and senior notes issued by TransRe (the “TransRe Senior Notes,” and collectively with the Alleghany Senior Notes, the “Senior Notes”). The Senior Notes are carried at unpaid principal balance including any unamortized premium or discount.

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

(q) Recent Accounting Standards

Recently Adopted

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued revised guidance on the testing of certain intangible assets for impairment. This guidance simplifies how an entity tests for impairment of intangible assets other than goodwill, such as licenses and trade names, that are determined to have an indefinite life. The revised guidance allows an entity to first make a qualitative assessment to determine whether it is necessary to perform quantitative testing. Based on the results of such assessment, an entity will only be required to perform quantitative testing if it is more likely than not that the asset is impaired. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Alleghany adopted this guidance in the fourth quarter of 2012, and the implementation did not have a material impact on its results of operations and financial condition.

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

2. Merger with TransRe

(a) Overview

On November 20, 2011, Alleghany entered into an Agreement and Plan of Merger (the “Merger Agreement”) with its wholly-owned subsidiary, Shoreline Merger Sub, LLC (subsequently converted into a corporation) (“Merger Sub”), and Transatlantic Holdings, Inc. (“Old TransRe”). On the Acquisition Date, Old TransRe was merged with (the “merger”) and into Merger Sub, which was renamed “Transatlantic Holdings, Inc.,” and became a wholly-owned subsidiary of Alleghany.

Notes to Consolidated Financial Statements, continued

2. Merger with TransRe, continued

Pursuant to the terms of the Merger Agreement, on the Acquisition Date, stockholders of Old TransRe were entitled to receive, in exchange for each share of Old TransRe common stock held, either shares of Common Stock or cash consideration with a value equal to approximately $61.14 (“Per Share Consideration”), which was the sum of (i) 0.145 multiplied by the average of the closing sales prices on the New York Stock Exchange for Common Stock during the five trading days ending the day before the Acquisition Date (the “Average Closing Price”) and (ii) $14.22, as more fully described in the Merger Agreement. In total, Alleghany paid to the stockholders of Old TransRe consideration of approximately $3.5 billion, consisting of cash consideration of $816.0 million and stock consideration of 8,360,959 shares of Common Stock. The stock consideration is generally expected to be tax free to Old TransRe stockholders.

Following the Acquisition Date, the Alleghany board of directors consisted of all 11 members from its pre-merger board of directors and three additional members (the “Continuing Directors”) who had served on the board of directors of Old TransRe.

Alleghany incurred due diligence, legal, investment banking and other merger-related costs (“Transaction Costs”) of $33.8 million in 2012, including $18.0 million payable to Alleghany’s investment bankers, in connection with the merger. Alleghany also incurred $19.3 million of Transaction Costs in the fourth quarter of 2011 in connection with the merger. Transaction Costs are reported as a component of corporate administration expense.

The merger was accounted for using the acquisition method of accounting. Based on the relative voting interests of Alleghany stockholders (approximately 51 percent) and Old TransRe stockholders (approximately 49 percent) in Alleghany post-merger, the composition of Alleghany’s board of directors and senior management after the merger and other factors, it was determined that Alleghany is the acquiring entity for accounting purposes. Under the acquisition method of accounting, the assets, liabilities and commitments of TransRe are adjusted to their fair values on the Acquisition Date. Significant judgment was required to arrive at estimates of fair values.

The excess of the fair value of the net assets acquired over the purchase price was recorded as a gain on bargain purchase of $494.9 million and is shown as a separate component of revenues in the statement of earnings for 2012. The gain on bargain purchase determination is consistent with the fact that prior to the merger, Old TransRe’s shares of common stock, similar to shares of certain other reinsurance and insurance companies, traded at a discount to book value per common share.

Notes to Consolidated Financial Statements, continued

2. Merger with TransRe, continued

(b) Purchase Price

Alleghany’s total purchase price for Old TransRe as of the Acquisition Date is calculated in accordance with GAAP as follows (in millions, except per share amounts):

Shares of Old TransRe common stock outstanding as of the Acquisition Date	57.6
Multiplied by per share exchange ratio of 0.145 shares of Common Stock per share of Old TransRe common stock	0.145

Shares of Common Stock issued	8.4
Multiplied by the Acquisition Date closing price per share of Common Stock(1)	$322.50

Portion of purchase price based on shares of Common Stock issued		$2,696.4
Shares of Old TransRe common stock outstanding as of the Acquisition Date	57.6
Adjustment to Old TransRe common stock(2)	(0.2)

Old TransRe common stock, as adjusted	57.4
Multiplied by cash price per share component	$14.22
Portion of purchase price based on cash consideration		816.0

Total purchase price		$3,512.4

(1)	As noted previously, the Merger Agreement determined aggregate consideration paid based on the Average Closing Price. For GAAP purposes, the purchase price is determined based on the closing price of the Common Stock as of the Acquisition Date.
(2)	The $816.0 million cash consideration was fixed as of the date of the Merger Agreement, predicated on the 57.4 million shares of common stock of Old TransRe outstanding at that date multiplied by $14.22 per share. Therefore, the additional 0.2 million of Old TransRe shares outstanding as of the Acquisition Date do not cause the cash consideration to increase and are adjusted for in this presentation.

(c) Fair Value of Net Assets Acquired and Gain on Bargain Purchase

The total fair value of net assets acquired and the gain on bargain purchase as of the Acquisition Date are calculated as follows (in millions):

Net book value of net assets acquired prior to fair value adjustments	$4,062.7
Adjustments for fair value, by applicable balance sheet caption:
Assets:
Deferred acquisition costs	(250.7)
Intangible assets	323.5
Net deferred tax assets	21.5
All other assets	(25.3)
Liabilities:
TransRe Senior Notes	(124.4)

Fair value of net assets acquired	4,007.3
Less purchase price	(3,512.4)

Gain on bargain purchase (before all Transaction Costs)	$494.9

Pursuant to the terms of the Merger Agreement, each outstanding stock option to acquire Old TransRe common stock was converted into the right to receive a cash payment based on its Black-Scholes value on the

Notes to Consolidated Financial Statements, continued

2. Merger with TransRe, continued

Acquisition Date based on assumptions set forth in the Merger Agreement. As of the Acquisition Date, the value of the Old TransRe stock options was determined to be $11.1 million, which was paid in March 2012.

Pursuant to the terms of the Merger Agreement, each outstanding Old TransRe restricted stock unit (including performance-based Old TransRe restricted stock units) held by current or former employees or non-employee directors of Old TransRe was converted into the right to receive a cash payment in an amount equal to the Per Share Consideration, with the same terms and conditions as were applicable under such restricted stock unit prior to its conversion, that was: (i) deemed notionally invested in the equity of TransRe, referred to as “book value units;” (ii) with respect to the Continuing Directors, deemed notionally invested in Common Stock; or (iii) maintained in a cash account while continuing to vest on the existing vesting schedule. As of the Acquisition Date, the value of the Old TransRe restricted stock units was determined to be $49.5 million, of which $1.2 million was paid in 2012. Amounts that vest are expected to be paid over the next two years.

Prior to the Acquisition Date, Old TransRe established a liability for its stock option and restricted stock awards that was previously accounted for as equity, and this liability is reflected in the net book value of net assets acquired prior to fair value adjustments.

An explanation of the adjustments for fair value is as follows:

•	Deferred acquisition costs — Elimination of TransRe’s deferred acquisition costs asset.

•	Intangible assets — Establish fair value of intangible assets related to TransRe (see below for additional detail).

•	Net deferred tax assets — Adjustment to deferred tax assets, net, related to fair value adjustments. See Note 9 for additional information on net deferred tax assets.

•	All other assets — Elimination of TransRe’s carried goodwill, deferred debt issuance costs, allowance for doubtful accounts and the recording of fair value adjustments to other asset categories.

•

TransRe Senior Notes — Adjustments of the TransRe Senior Notes to their estimated fair value based on prevailing interest rates and other factors as of the Acquisition Date. See Note 8(b) for additional information on the TransRe Senior Notes.

The net intangible assets (liabilities) included in “intangible assets” in the table above, and as of December 31, 2012, consist of the following (in millions):

	Amount	Economic Useful Life
Value of business in-force	$291.4	One Year
Loss and LAE reserves	(98.8)	15 years
State and foreign insurance licenses	19.0	Indefinite
Trade name	50.0	Indefinite
Renewal rights	44.0	14 years
Leases	(28.1)	10 years
Gain contingency on dispute previously in arbitration	36.0	As settled
Internally-developed software	10.0	2.5 years

Net intangible assets, before amortization, as of the Acquisition Date	$323.5
Amortization (from the Acquisition Date through December 31, 2012)	(249.9)
Settlement of gain contingency on dispute previously in arbitration	(36.0)

Net intangible assets, after amortization, as of December 31, 2012	$37.6

Notes to Consolidated Financial Statements, continued

2. Merger with TransRe, continued

An explanation of the intangible assets and related future amortization is as follows:

•

Value of business in-force — Intangible asset resulting from the adjustment of unearned premiums to the estimated fair value of profit within TransRe’s unearned premiums as of the Acquisition Date, adjusted for a risk factor. This will be amortized as the contracts for business in-force as of the Acquisition Date expire.

•

Loss and LAE reserves — Adjustment resulting from the difference between the estimated fair value and the historical carrying value of TransRe’s unpaid loss and LAE, net of related reinsurance recoverable, as of the Acquisition Date. The estimated fair value consists of the present value of the net loss reserves plus a risk premium. This will be amortized over the estimated payout pattern of net reserves as of the Acquisition Date.

•

State and foreign insurance licenses — Addition of the estimated fair value of identifiable intangible assets resulting from the merger arising from the ability to write reinsurance in all 50 U.S. states and the District of Columbia and various foreign jurisdictions.

•

Trade name — Addition of the estimated fair value of identifiable intangible assets resulting from the merger arising from trade names and trademarks used by TransRe in conducting its business worldwide.

•

Renewal rights — Addition of the estimated fair value of identifiable intangible assets resulting from the merger arising from renewal rights. This will be amortized over the net earnings pattern of renewed reinsurance contracts, estimated as of the Acquisition Date.

•

Leases — Adjustment resulting from the difference between the estimated fair value of TransRe’s operating leases for its office space and its operating lease commitments, as of the Acquisition Date. This will be amortized on a straight-line basis over the future remaining terms of the operating leases as of the Acquisition Date.

•

Gain contingency on dispute previously in arbitration — Estimated minimum recovery, net of estimated legal costs, from a dispute between TransRe and American International Group, Inc. (“AIG”) previously in arbitration, which was subsequently settled in the third quarter of 2012. See Note 12(a) for further discussion of the dispute previously in arbitration.

•

Internally-developed software — Addition of the estimated fair value of identifiable intangible assets resulting from the merger arising from internally-developed software. This will be amortized on a straight-line basis over its economic useful life.

Notes to Consolidated Financial Statements, continued

2. Merger with TransRe, continued

(d) Financial Results

The following information summarizes the results of TransRe since the Acquisition Date that have been included within Alleghany’s Consolidated Statements of Earnings and Comprehensive Income (in millions):

For the Period from March 6, 2012 to December 31, 2012
Revenues
Net premiums earned	$2,915.9
Net investment income	222.0
Net realized capital gains	10.3
Other than temporary impairment losses	—
Gain on bargain purchase	—
Other income	25.5

Total revenues	3,173.7

Costs and Expenses
Net loss and loss adjustment expenses	2,058.1
Commissions, brokerage and other underwriting expenses	591.1
Other operating expenses	67.9
Corporate administration	—
Amortization of intangible assets	249.9
Interest expense	40.5

Total costs and expenses	3,007.5

Earnings before income taxes	166.2
Income taxes	2.4

Net earnings	$163.8

(e) Supplemental Pro Forma Information

TransRe’s results have been included in Alleghany’s Consolidated Financial Statements from the Acquisition Date to December 31, 2012. The following pro forma financial information for the years ended December 31, 2012 and 2011 is presented for informational purposes only and is not necessarily indicative of the results that would have occurred had the merger been consummated at the beginning of each period presented, nor is it necessarily indicative of future results. Significant assumptions used to determine pro forma results include amortization of intangible assets related to the merger and the assumption that Alleghany’s acquisition of TransRe occurred on January 1 of each of the respective periods (the “Pro Forma Acquisition Dates”). Transaction Costs and gain on bargain purchase that are included in Alleghany’s financial statements have not been included in the unaudited pro forma consolidated information. The table presents unaudited pro forma consolidated information for the years ended December 31, 2012 and 2011 (in millions, except per share data):

	Pro Forma Year Ended December 31,
	2012	2011
Total revenues(1)	$5,043.4	$5,327.0
Net earnings (losses)(1)(2)	270.0	(15.2)
Basic earnings per share	$17.48	$(0.89)

(1)	Among other adjustments, reflects an increase in amortization expense on TransRe’s AFS debt securities resulting from the adjustment of amortized cost to their fair value as of the Pro Forma Acquisition Dates. Such adjustment reduced the net investment income of TransRe.

Notes to Consolidated Financial Statements, continued

2. Merger with TransRe, continued

(2)	Among other adjustments, reflects adjustments to amortization expense on the TransRe Senior Notes resulting from the adjustment to their fair value as of the Pro Forma Acquisition Dates. Such adjustment reduced the interest expense of TransRe. See Note 8(b) for additional information on the TransRe Senior Notes. Also reflects adjustments to amortization expense associated with intangible assets arising from the merger.

The decrease in pro forma revenues in 2012 from 2011 reflects a decrease in TransRe’s revenues primarily due to lower net premiums earned and lower net investment income, partially offset by an increase in Alleghany’s revenues primarily due to an increase in net premiums earned from the insurance segment.

The increase in pro forma net earnings in 2012 from 2011 reflects significantly lower catastrophe losses incurred by TransRe, partially offset by higher catastrophe losses incurred by RSUI.

The pro forma results include TransRe’s pre-tax catastrophe losses, net of reinsurance and reinstatement premiums, of $304.4 million and $851.8 million in 2012 and 2011, respectively. Of the $304.4 million of catastrophe losses incurred in 2012, $53.7 million were incurred by Old TransRe prior to the Acquisition Date and are not included in Alleghany’s GAAP net earnings for 2012. In addition, TransRe recorded pre-tax losses and LAE of $19.0 million in 2012 related to the capsizing of the luxury liner, Costa Concordia, off the coast of Italy, of which $15.8 million was incurred by Old TransRe prior to the Acquisition Date and are not included in Alleghany’s GAAP net earnings for 2012.

The pro forma results include RSUI’s pre-tax catastrophe losses, net of reinsurance and reinstatement premiums, of $197.9 million and $74.3 million in 2012 and 2011, respectively.

Notes to Consolidated Financial Statements, continued

2. Merger with TransRe, continued

(f) Goodwill and Intangible Assets

The amount of goodwill and intangible assets, net of accumulated amortization expense, reported on Alleghany’s consolidated balance sheets as of December 31, 2012 and 2011 is as follows (in millions):

	December 31, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value(1)
Insurance segment(2) — Goodwill	$49.0	$—	$49.0	$48.1	$—	$48.1
Insurance segment — Intangible assets:
Agency relationships	24.5	8.1	16.4	21.7	7.1	14.6
State insurance licenses	25.8	—	25.8	25.8	—	25.8
Trade name	35.5	—	35.5	35.5	—	35.5
Brokerage and reinsurance relationships	33.8	21.4	12.4	33.8	19.1	14.7
Renewal rights	24.5	24.1	0.4	24.3	24.0	0.3
Other	4.1	4.1	—	4.1	4.1	—

Total insurance segment intangibles	148.2	57.7	90.5	145.2	54.3	90.9

Total insurance segment goodwill and other intangibles	$197.2	$57.7	$139.5	$193.3	$54.3	$139.0

Reinsurance segment(2) — Intangible assets:
Value of business in-force	$291.4	$266.2	$25.2	$—	$—	$—
Loss and LAE reserves	(98.8)	(19.1)	(79.7)	—	—	—
State and foreign insurance licenses	19.0	—	19.0	—	—	—
Trade name	50.0	—	50.0	—	—	—
Renewal rights	44.0	1.8	42.2	—	—	—
Leases	(28.1)	(2.3)	(25.8)	—	—	—
Gain contingency on dispute previously in arbitration(4)	—	—	—	—	—	—
Internally-developed software	10.0	3.3	6.7	—	—	—

Total reinsurance segment intangibles	$287.5	$249.9	$37.6	$—	$—	$—

Corporate activities(2)(3) — Goodwill	$34.4	$—	$34.4	$—	$—	$—
Corporate activities(3) — Intangible assets:
Trade name	0.4	—	0.4	—	—	—
Other	0.3	—	0.3	—	—	—

Total corporate activities intangibles	0.7	—	0.7	—	—	—

Total corporate activities goodwill and other intangibles	$35.1	$—	$35.1	$—	$—	$—

Alleghany consolidated goodwill and other intangibles	$519.8	$307.6	$212.2	$193.3	$54.3	$139.0

(1)	Goodwill and intangible assets have been reduced by amounts written-down in prior periods.

(2)	See Note 13 for additional detail on Alleghany’s segments of business.

Notes to Consolidated Financial Statements, continued

2. Merger with TransRe, continued

(3)	Represents goodwill and other intangible assets related to the acquisition of BKI on April 26, 2012, which was purchased for $55.0 million, including estimated contingent consideration of $8.0 million based on future profitability.

(4)	In connection with its accounting for the acquisition of TransRe, Alleghany established an asset of $36.0 million, representing an estimate based on the minimum recovery previously agreed to by the parties, net of estimated legal costs. On January 26, 2012, TransRe reached an agreement with AIG to settle and mediate a dispute previously in arbitration. On July 20, 2012, in accordance with the agreement between the parties, a mediator awarded TransRe a settlement payment of $75.0 million. A pre-tax net benefit of approximately $23.5 million resulting from this settlement was recorded as other income in 2012, representing the portion of the settlement payment above the minimum recovery, net of additional estimated legal costs.

The economic useful lives of intangible assets are as follows: agency relationships — 15 years; state and foreign insurance licenses — indefinite; trade names — indefinite; brokerage and reinsurance relationships — 15 years; renewal rights — between 5 and 14 years; value of business-in-force — 1 year; loss and LAE reserves — 15 years; leases — 10 years; and internally developed software — 2.5 years.

3. Fair Value of Financial Instruments

The carrying values and estimated fair values of Alleghany’s consolidated financial instruments as of December 31, 2012 and 2011 were as follows (in millions):

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Investments (excluding equity method investments)(1)	$17,831.8	$17,831.8	$4,670.6	$4,670.6
Liabilities
Senior Notes(2)	$1,811.5	$1,946.7	$299.0	$314.8

(1)	This table includes AFS investments (debt and equity securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.

(2)	See Note 8 for additional information on the Senior Notes.

Notes to Consolidated Financial Statements, continued

3. Fair Value of Financial Instruments, continued

Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of December 31, 2012 and 2011 were as follows (in millions):

	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Equity securities:
Common stock(1)	$1,424.0	$—	$—	$1,424.0
Preferred stock	—	—	—	—

Total equity securities	1,424.0	—	—	1,424.0

Debt securities:
U.S. Government obligations	—	522.9	—	522.9
Municipal bonds	—	6,304.1	—	6,304.1
Foreign government obligations	—	816.0	—	816.0
U.S. corporate bonds	—	3,485.3	30.4	3,515.7
Foreign corporate bonds	—	2,198.5	—	2,198.5
Mortgage and asset-backed securities:
RMBS(2)	—	1,602.9	59.6	1,662.5
CMBS	—	434.0	76.1	510.1
Other asset-backed securities	—	463.8	5.9	469.7

Total debt securities	—	15,827.5	172.0	15,999.5
Short-term investments	—	366.0	—	366.0
Other invested assets (excluding equity method investments)(3)	—	—	42.3	42.3

Total investments (excluding equity method investments)	$1,424.0	$16,193.5	$214.3	$17,831.8

Senior Notes	$—	$1,946.7	$—	$1,946.7

As of December 31, 2011
Equity securities:
Common stock(1)	$871.0	$—	$—	$871.0
Preferred stock	—	—	—	—

Total equity securities	871.0	—	—	871.0

Debt securities:
U.S. Government obligations	267.8	—	—	267.8
Municipal bonds	—	1,113.6	—	1,113.6
Foreign government obligations	—	—	—	—
U.S. corporate bonds	—	354.1	—	354.1
Foreign corporate bonds	—	83.5	—	83.5
Mortgage and asset-backed securities:
RMBS(2)	—	497.3	—	497.3
CMBS	—	144.7	—	144.7
Other asset-backed securities	—	218.5	—	218.5

Total debt securities	267.8	2,411.7	—	2,679.5
Short-term investments	54.3	1,042.2	—	1,096.5
Other invested assets (excluding equity method investments)(3)	—	—	23.6	23.6

Total investments (excluding equity method investments)	$1,193.1	$3,453.9	$23.6	$4,670.6

Senior Notes	$—	$314.8	$—	$314.8

Notes to Consolidated Financial Statements, continued

3. Fair Value of Financial Instruments, continued

(1)	Of the $1,424.0 million and $871.0 million of fair value as of December 31, 2012 and 2011, respectively, $542.2 million and $573.3 million, respectively, related to certain energy sector businesses.

(2)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.

(3)	Includes partnership investments accounted for on an AFS basis.

In 2012, there was a transfer of $41.9 million of CMBS-related securities from Level 2 to Level 3 that was principally due to a decrease in observable inputs related to the valuation of such securities and there was a transfer of $267.8 million of U.S. Government obligation-related securities from Level 1 to Level 2, reflecting a change in Alleghany’s classification practice for such securities, effective January 1, 2012, based on a review of trading activity. There were no other transfers among Levels 1, 2 or 3.

The following tables present reconciliations of the changes during 2012 in Level 3 assets measured at fair value (in millions):

	Debt Securities					Other Invested Assets(1)	Total
			Mortgage and asset-backed
Year Ended December 31, 2012	Foreign Government Obligations	U.S. Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities
Balance January 1, 2012	$—	$—	$—	$—	$—	$23.6	$23.6
Net realized/unrealized gains (losses) included in:
Net earnings(2)	—	(0.1)	5.1	1.0	0.1	(0.2)	5.9
Other comprehensive income	—	0.7	7.9	—	0.2	3.7	12.5
Purchases(3)	—	31.5	55.1	37.2	6.5	21.7	152.0
Sales	—	—	—	—	—	(6.5)	(6.5)
Issuances	—	—	—	—	—	—	—
Settlements	—	(1.7)	(8.5)	(4.0)	(0.9)	—	(15.1)
Transfers into Level 3(4)	—	—	—	41.9	—	—	41.9
Transfers out of Level 3	—	—	—	—	—	—	—

Balance December 31, 2012	$—	$30.4	$59.6	$76.1	$5.9	$42.3	$214.3

(1)	Includes partnership investments accounted for on an AFS basis.

(2)	There were no OTTI losses recorded in net earnings related to level 3 instruments still held as of December 31, 2012.

(3)	Principally consists of Level 3 assets acquired as part of the merger.

(4)	Principally due to a decrease in observable inputs related to the valuation of such securities.

Net unrealized losses related to Level 3 investments as of December 31, 2012 and 2011 were not material.

See Note 1(c) for Alleghany’s accounting policy on fair value.

Notes to Consolidated Financial Statements, continued

4. Investments

(a) Unrealized Gains and Losses

The amortized cost or cost and the fair value of AFS securities as of December 31, 2012 and 2011 are summarized as follows (in millions):

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2012
Equity securities:
Common stock*	$1,436.5	$90.3	$(102.8)	$1,424.0
Preferred stock	—	—	—	—

Total equity securities	1,436.5	90.3	(102.8)	1,424.0

Debt securities:
U.S. Government obligations	514.9	8.1	(0.1)	522.9
Municipal bonds	6,122.6	185.9	(4.4)	6,304.1
Foreign government obligations	800.9	15.6	(0.5)	816.0
U.S. corporate bonds	3,448.1	69.7	(2.1)	3,515.7
Foreign corporate bonds	2,137.7	61.1	(0.3)	2,198.5
Mortgage and asset-backed securities:
RMBS	1,617.4	50.8	(5.7)	1,662.5
CMBS	486.6	26.1	(2.6)	510.1
Other asset-backed securities	465.1	4.6	—	469.7

Total debt securities	15,593.3	421.9	(15.7)	15,999.5
Short-term investments	366.0	—	—	366.0

Total	$17,395.8	$512.2	$(118.5)	$17,789.5

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2011
Equity securities:
Common stock*	$775.8	$121.4	$(26.2)	$871.0
Preferred stock	—	—	—	—

Total equity securities	775.8	121.4	(26.2)	871.0

Debt securities:
U.S. Government obligations	260.6	7.2	—	267.8
Municipal bonds	1,038.2	75.7	(0.3)	1,113.6
Foreign government obligations	—	—	—	—
U.S. corporate bonds	341.8	14.4	(2.1)	354.1
Foreign corporate bonds	81.8	2.2	(0.5)	83.5
Mortgage and asset-backed securities:
RMBS	467.7	31.0	(1.4)	497.3
CMBS	133.5	13.0	(1.8)	144.7
Other asset-backed securities	215.3	3.3	(0.1)	218.5

Total debt securities	2,538.9	146.8	(6.2)	2,679.5
Short-term investments	1,096.5	—	—	1,096.5

Total	$4,411.2	$268.2	$(32.4)	$4,647.0

*	Of the $1,424.0 million and $871.0 million of fair value as of December 31, 2012 and 2011, respectively, $542.2 million and $573.3 million, respectively, related to certain energy sector businesses.

Notes to Consolidated Financial Statements, continued

4. Investments, continued

(b) Contractual Maturity

The amortized cost and estimated fair value of debt securities as of December 31, 2012 by contractual maturity are shown below (in millions). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost or Cost	Fair Value
Short-term investments due in one year or less	$366.0	$366.0

Mortgage and asset-backed securities*	2,569.1	2,642.3
Debt securities with maturity dates:
One year or less	628.4	630.3
Over one through five years	4,887.0	4,960.9
Over five through ten years	4,005.5	4,145.7
Over ten years	3,503.3	3,620.3

Total debt securities	15,593.3	15,999.5

Equity securities	1,436.5	1,424.0

Total	$17,395.8	$17,789.5

*	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

Net investment income for 2012, 2011 and 2010 was as follows (in millions):

	Years Ended December 31,
	2012	2011	2010
Interest income	$306.1	$100.0	$108.6
Dividend income	24.9	37.8	23.2
Investment expenses	(16.8)	(6.8)	(5.5)
Equity income (losses) of Homesite	(6.9)	(20.2)	(3.2)
Equity (losses) of ORX	(4.5)	(0.7)	(2.0)
Other investment income	10.2	(1.2)	3.9

Total	$313.0	$108.9	$125.0

As of December 31, 2012, non-income producing invested assets were insignificant.

(d) Realized Gains and Losses

The proceeds from sales of AFS securities were $3.0 billion, $1.9 billion and $1.5 billion in 2012, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements, continued

4. Investments, continued

Realized capital gains and losses in 2012, 2011 and 2010 arose primarily from the sales of equity securities. 2012 includes $63.1 million of capital gains from the sales of shares of common stock of Exxon Mobil Corporation in January 2012. The amount of gross realized capital gains and gross realized capital losses of AFS securities for 2012, 2011 and 2010 were as follows (in millions):

	Years Ended December 31,
	2012	2011	2010
Gross realized capital gains	$171.9	$161.1	$105.0
Gross realized capital losses	(14.0)	(34.0)	(7.6)

Net realized capital gains	$157.9	$127.1	$97.4

Gross realized loss amounts exclude OTTI losses, as discussed below.

(e) OTTI losses

Alleghany holds its equity and debt securities as AFS, and as such, these securities are recorded at fair value. Alleghany continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. The analysis of any individual security’s decline in value is performed in its functional currency. If the decline of a particular investment is deemed temporary, Alleghany records the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, Alleghany writes its cost- or amortized cost-basis down to the fair value of the investment and records an OTTI loss on its statement of earnings. In addition, any portion of such decline that relates to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income, rather than charged against earnings.

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

Debt securities in an unrealized loss position are evaluated for OTTI if they meet any of the following criteria: (i) they are trading at a 20 percent discount to amortized cost for an extended period of time (nine consecutive months or longer); (ii) there has been a negative credit or news event with respect to the issuer that could indicate the existence of an OTTI; or (iii) Alleghany intends to sell or it is more likely than not that Alleghany will sell the debt security before recovery of its amortized cost basis.

Notes to Consolidated Financial Statements, continued

4. Investments, continued

If Alleghany intends to sell, or it is more likely than not that Alleghany will sell, a debt security before recovery of its amortized cost basis, the total amount of the unrealized loss position is recognized as an OTTI loss in earnings. To the extent that a debt security that is in an unrealized loss position is not impaired based on the preceding, Alleghany will consider a debt security to be impaired when it believes it to be probable that Alleghany will not be able to collect the entire amortized cost basis. For debt securities in an unrealized loss position as of the end of each quarter, Alleghany develops a best estimate of the present value of expected cash flows. If the results of the cash flow analysis indicate Alleghany will not recover the full amount of its amortized cost basis in the security, Alleghany records an OTTI loss in earnings equal to the difference between the present value of expected cash flows and the amortized cost basis of the security. If applicable, the difference between the total unrealized loss position on the security and the OTTI loss recognized in earnings is the non-credit related portion and is recorded as a component of other comprehensive income.

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

OTTI losses for 2012 reflect $2.9 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $2.9 million, $1.7 million related to equity securities (primarily in the energy sector), and $1.2 million related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the duration of the decline in fair value of such security relative to their cost as of the balance sheet date.

OTTI losses for 2011 reflect $3.6 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $3.6 million, $3.1 million related to equity security holdings (primarily in the materials and financial services sectors), and $0.5 million related to debt security holdings. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the declines in fair value of such securities relative to their cost as of the balance sheet date.

OTTI losses for 2010 reflect $12.3 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $12.3 million, $11.1 million related to equity security holdings (primarily in the energy sector) and $1.2 million related to debt security holdings. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity and duration of the declines in fair value of such securities relative to their cost as of the balance sheet date.

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of December 31, 2012 were deemed to be temporary, based on, among other things: (i) the duration of time and the relative magnitude to which fair values of these investments has been below cost was not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for twelve months or more as of December 31, 2012); (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term prospects of the issuer of the investment; and (iii) Alleghany’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

Notes to Consolidated Financial Statements, continued

4. Investments, continued

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

(f) Aging of Gross Unrealized Losses

As of December 31, 2012 and 2011, gross unrealized investment losses and related fair values for debt securities and equity securities, grouped by length of time in a continuous unrealized loss position, were as follows (in millions):

	Less Than 12 Months		12 Months or More			Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2012
Equity securities:
Common stock	$796.1	$102.8	$—	$—	$796.1	$102.8
Preferred stock	—	—	—	—	—	—

Total equity securities	796.1	102.8	—	—	796.1	102.8

Debt securities:
U.S. Government obligations	7.1	0.1	—	—	7.1	0.1
Municipal bonds	1,006.6	4.4	—	—	1,007.1	4.4
Foreign government obligations	102.3	0.5	—	—	102.3	0.5
U.S. corporate bonds	404.4	2.1	—	—	404.4	2.1
Foreign corporate bonds	111.4	0.3	—	—	111.4	0.3
Mortgage and asset-backed securities:
RMBS	291.4	5.7	0.6	—	292.0	5.7
CMBS	50.2	1.3	7.8	1.3	58.0	2.6
Other asset-backed securities	2.2	—	0.9	—	3.1	—

Total debt securities	1,975.6	14.4	9.8	1.3	1,985.4	15.7

Total temporarily impaired securities	$2,771.7	$117.2	$9.8	$1.3	$2,781.5	$118.5

Notes to Consolidated Financial Statements, continued

4. Investments, continued

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2011
Equity securities:
Common stock	$275.5	$26.2	$—	$—	$275.5	$26.2
Preferred stock	—	—	—	—	—	—

Total equity securities	275.5	26.2	—	—	275.5	26.2

Debt securities:
U.S. Government obligations	—	—	—	—	—	—
Municipal bonds	—	—	6.8	0.3	6.8	0.3
Foreign government obligations	—	—	—	—	—	—
U.S. corporate bonds	47.4	1.8	5.1	0.3	52.5	2.1
Foreign corporate bonds	7.6	0.3	6.1	0.2	13.7	0.5
Mortgage and asset-backed securities:
RMBS	4.2	0.1	18.7	1.3	22.9	1.4
CMBS	7.8	0.3	8.5	1.5	16.3	1.8
Other asset-backed securities	21.4	0.1	0.5	—	21.9	0.1

Total debt securities	88.4	2.6	45.7	3.6	134.1	6.2

Total temporarily impaired securities	$363.9	$28.8	$45.7	$3.6	$409.6	$32.4

As of December 31, 2012, Alleghany held a total of 342 debt and equity securities that were in an unrealized loss position, of which 7 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. Unrealized losses associated with debt securities consisted primarily of RMBS, municipal bonds, CMBS and U.S. corporate bonds.

As of December 31, 2012, substantially all of Alleghany’s debt securities were rated investment grade, with approximately 1.7 percent of debt securities having issuer credit ratings that were below investment grade or not rated.

(g) Statutory Deposits

Investments with fair values of $977.6 million as of December 31, 2012, the substantial majority of which were debt and equity securities, were deposited with governmental authorities as required by law.

(h) Investments in Variable Interest Entities

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.00 million and AIHL invested $25.0 million in limited partnership funds (the “Funds”), which are managed by Pillar Holdings. The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, utilizing the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, Pillar Holdings and the Funds are not consolidated, and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss is limited to its aggregate

Notes to Consolidated Financial Statements, continued

4. Investments, continued

investment of $200.0 million. As of December 31, 2012, Alleghany’s carrying value in the Pillar Holdings and the Funds, as determined under the equity method of accounting, was $200.0 million, which is reported in other invested assets on its consolidated balance sheets.

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

(b) Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverables. Such balances as of December 31, 2012 and 2011 consist of the following (in millions):

	As of December 31,
	2012	2011
Reinsurance recoverables on paid losses	$42.7	$21.0
Ceded outstanding loss and LAE	1,305.9	831.8

Total reinsurance recoverables	$1,348.6	$852.8

Information regarding concentration of Alleghany’s reinsurance recoverables and the ratings profile of its reinsurers as of December 31, 2012 is as follows (in millions, except percentages):

Reinsurer(1)	Rating(2)	Amount	Percentage
Swiss Reinsurance Company	A+ (Superior)	$171.4	12.7%
American International Group, Inc.	A (Excellent)	108.3	8.0
PartnerRe Ltd.	A+(Superior)	101.8	7.5
Syndicates at Lloyd’s of London	A (Excellent)	95.6	7.1
Platinum Underwriters Holdings, Ltd.	A (Excellent)	92.0	6.8
All other reinsurers		779.5	57.9

Total reinsurance recoverables(3)		$1,348.6	100.0%

Secured reinsurance recoverables(4)		$204.6	15.2%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.

(2)	Represents the A.M. Best Company financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.

Notes to Consolidated Financial Statements, continued

5. Reinsurance Ceded, continued

(3)	Approximately 92.5 percent of Alleghany’s reinsurance recoverables balance as of December 31, 2012 was due from reinsurers having an A.M. Best Company financial strength rating of “A” (Excellent) or higher.

(4)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

Alleghany had no allowance for uncollectible reinsurance as of December 31, 2012 and 2011.

Reinsured loss and LAE ceded included in Alleghany’s consolidated statements of earnings were $290.4 million, $140.1 million and $119.4 million for 2012, 2011 and 2010, respectively.

(c) Premiums written and earned

The following table indicates property and casualty premiums written and earned for 2012, 2011 and 2010 (in millions):

	Years Ended December 31,
	2012	2011	2010
Gross premiums written — direct	$1,231.4	$1,088.6	$1,080.5
Gross premiums written — assumed*	2,991.5	52.4	23.5
Ceded premiums written*	(499.0)	(366.3)	(367.8)

Net premiums written	$3,723.9	$774.7	$736.2

Gross premiums earned — direct	$1,161.5	$1,069.1	$1,131.7
Gross premiums earned — assumed*	3,093.5	45.9	21.0
Ceded premiums earned*	(522.0)	(367.4)	(384.6)

Net premiums earned	$3,733.0	$747.6	$768.1

*	Amounts for 2012 include TransRe amounts from the Acquisition Date through December 31, 2012. See Note 2 for additional information on TransRe.

(d) Significant Reinsurance Contracts

Alleghany’s reinsurance and insurance operating units reinsure portions of the risks they underwrite or assume with multiple reinsurance programs. A discussion of the more significant programs follows.

RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk, and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus will expire on April 30, 2013.

On May 1, 2012, RSUI placed its catastrophe reinsurance program for the 2012-2013 period. The catastrophe reinsurance program provides coverage in three layers for $500.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 60.0 percent co-participation by RSUI, in excess of the $100.0 million net retention, the second layer provides coverage for $300.0 million of losses, before a 5.0 percent co-participation by RSUI, in excess of $200.0 million and the third layer provides coverage for $100.0 million of losses in excess of $500.0 million, with no co-participation by RSUI. In addition, RSUI’s property per risk reinsurance program for the 2012-2013 period provides RSUI with coverage for $90.0 million of losses, before a 10.0 percent co-participation by RSUI, in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance.

Notes to Consolidated Financial Statements, continued

6. Liability for Loss and LAE

Activity in liability for loss and LAE in 2012, 2011 and 2010 is summarized as follows (in millions):

	Years Ended December 31,
	2012	2011	2010
Reserves as of January 1	$2,313.0	$2,328.7	$2,521.0
Less: reinsurance recoverables(1)	831.8	847.4	947.7

Net reserves	1,481.2	1,481.3	1,573.3

Reserves acquired(2)	9,156.1	—	—

Incurred loss, net of reinsurance, related to:
Current year(3)	2,642.6	455.8	411.6
Prior years	(12.3)	(25.8)	(33.7)

Total incurred loss and LAE, net of reinsurance	2,630.3	430.0	377.9

Paid loss, net of reinsurance, related to:
Current year(3)	1,950.5	84.4	81.2
Prior years	369.5	345.7	388.7

Total paid loss and LAE, net of reinsurance	2,320.0	430.1	469.9

Foreign exchange effect(3)	(13.7)	—	—

Reserves, net of reinsurance recoverables, as of December 31	10,933.9	1,481.2	1,481.3
Reinsurance recoverables as of December 31(1)	1,305.9	831.8	847.4

Reserves, gross of reinsurance recoverables, as of December 31	$12,239.8	$2,313.0	$2,328.7

(1)	Reinsurance recoverables in this table include only ceded loss reserves.

(2)	Represents the carrying value of TransRe’s net reserves acquired in the merger. Gross loss reserves and ceded loss reserves as of the Acquisition Date were $9,627.8 million and $471.7 million, respectively.

(3)	Includes amounts from TransRe from the Acquisition Date through December 31, 2012, including $87.8 million of favorable development from prior accident years on loss and LAE reserves acquired.

The significant increase in gross loss and LAE reserves as of December 31, 2012 compared with December 31, 2011 is primarily due to reserves acquired as a result of the merger, and to a lesser extent, the impact of Super Storm Sandy, which caused widespread property damage and flooding to large areas of the East Coast and northeastern United States in October 2012.

Gross loss and LAE reserves as of December 31, 2011 decreased slightly from December 31, 2010, primarily reflecting reserve decreases in the casualty and workers’ compensation lines of business, largely offset by increases in the property lines of business. The decrease in the casualty gross loss and LAE reserves was $39.6 million, and primarily reflects the impact of releases in gross loss and LAE reserves by RSUI during 2011 related to prior accident years, partially offset by the impact of increases in gross loss and LAE reserves by CATA during 2011 related to prior accident years. The decrease in workers’ compensation gross loss and LAE reserves was $19.2 million, and primarily reflects the impact of PCC ceasing to solicit new or renewal business on a direct basis commencing August 1, 2009, partially offset by an increase in gross loss and LAE reserves by PCC related to prior accident years. The increase in property gross loss and LAE reserves was $42.3 million, and is due to increases in case reserves related primarily to significant catastrophe and other large losses incurred in 2011, partially offset by claim payments made by RSUI in 2011 related to catastrophe losses in prior years. Such claim payments caused RSUI to reduce its case reserves from prior accident years, primarily related to 2008 third quarter hurricane losses.

Notes to Consolidated Financial Statements, continued

6. Liability for Loss and LAE, continued

The above reserve changes included (decreases) increases in prior year net reserves, which are summarized for 2012 and 2011 as follows (in millions):

	2012	2011
Reinsurance:
Property reserve releases	$—	$—
Casualty and other reserve releases	—	—

	—	—

Insurance:
RSUI
Net casualty reserve releases	(48.1)	(56.2)
Property and other, net	17.0	(3.3)

	(31.1)	(59.5)

CATA	13.2	5.0
PCC	5.6	28.7

Total incurred related to prior years	$(12.3)	$(25.8)

The more significant prior year adjustments affecting 2012 and 2011 are summarized as follows:

•

For RSUI, loss and LAE reflect a $48.1 million release of prior accident year casualty loss reserves during 2012, compared with a $56.2 million net release during 2011. The $48.1 million release relates primarily to the umbrella/excess liability, general liability, professional liability and D&O liability lines of business primarily for the 2005 through 2008 accident years, and reflects favorable loss emergence compared with claims development patterns assumed in earlier periods for such lines of business. The $56.2 million net release in 2011 relates primarily to the umbrella/excess liability, general liability and professional liability lines of business, primarily for the 2003 through 2008 accident years, and reflects favorable loss emergence, compared with claims development patterns assumed in earlier periods for such lines of business. The 2011 reserve release was partially offset by an increase in the D&O liability line of business in the 2011 third quarter, primarily reflecting adverse legal developments associated with a large claim from the 2007 accident year.

As noted above, there was favorable loss emergence in 2012 compared with loss emergence patterns assumed in earlier periods in many of RSUI’s casualty lines of business. Specifically, cumulative losses for such lines of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be higher through December 31, 2012 than the actual cumulative losses through that date. The amount of lower cumulative losses, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 0.2 percent. Such reduction did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for such lines for business earned in 2012.

•

For RSUI, loss and LAE for 2012 and 2011 also include a $17.0 million increase and a $3.3 million net release of prior accident year loss reserves, respectively, primarily related to a re-estimation of case and IBNR reserves in the property line of business. For 2012, the $17.0 million reserve increase includes a $9.7 million loss recorded in the second quarter of 2012 related to Hurricane Ike in 2008. For 2011, the $3.3 million net reserve release primarily reflects significant net reserve releases in non-catastrophe property reserves and unallocated LAE, partially offset by reserve increases related to prior year catastrophes.

Notes to Consolidated Financial Statements, continued

6. Liability for Loss and LAE, continued

•

For CATA, loss and LAE for 2012 reflect a $13.2 million net increase of prior accident year loss reserves during the period, compared with a $5.0 million net increase of prior accident year loss reserves during 2011. Of the $13.2 million net increase in 2012, $22.2 million relates to certain specialty property and casualty classes of business written through a program administrator in connection with a program (the “Terminated Program Business”) in the 2010 and 2009 accident years, partially offset by a net decrease in prior year reserves in certain of CATA’s casualty and surety lines of business. The $13.2 million net reserve increase reflects unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods for such business. The $13.2 million net increase of prior accident year loss reserves did not impact the assumptions used in estimating CATA’s loss and LAE liabilities for business earned in 2012.

The $5.0 million net reserve increase in 2011 consists of a $14.6 million increase in reserves related to the Terminated Program Business, partially offset by a net reserve release in certain of CATA’s casualty lines of business. The reserve increase in the Terminated Program Business reflects unfavorable loss emergence, primarily in the 2009 and 2010 accident years, compared with claims development patterns assumed in earlier periods for such business.

•

For PCC, loss and LAE for 2012 reflect a $5.6 million increase of prior accident year workers’ compensation net loss and LAE reserves compared with a $28.7 million reserve increase of prior accident year workers’ compensation loss reserves during 2011. For 2012, the $5.6 million reserve increase primarily reflects unfavorable loss and LAE emergence compared with loss and LAE development patterns assumed in earlier periods.

The $28.7 million increase of prior accident year workers’ compensation loss reserves and LAE recorded in 2011 include $14.2 million related to an unanticipated increase in medical claims emergence and the absence of anticipated favorable indemnity claims emergence. PCC had anticipated favorable indemnity claims emergence based upon prior claims development experience indicating that injured workers would be returning to work, thereby curtailing lost wage costs. PCC determined that the weak California employment environment had, however, hindered the ability of injured workers to return to work and indirectly influenced indemnity claims. The remaining $14.5 million of the $28.7 million increase related primarily to an increase in LAE reserves arising in part from an increased use of outside counsel to assist in the settlement process, as well as a decrease in ceded loss and LAE reserves based on a review of reinsurance coverage estimates. The review of reinsurance coverage estimates also resulted in a $1.1 million decrease in ceded premiums earned, which increased net premiums earned.

With respect to prior year adjustments affecting 2010, they amounted to a $33.7 million net release of prior accident year loss reserves. The $33.7 million primarily reflects significant favorable development from RSUI, partially offset by unfavorable development in reserves for PCC associated with their workers’ compensation reserves. The RSUI favorable development primarily reflects favorable loss emergence in RSUI’s casualty lines of business compared with loss emergence patterns assumed in earlier periods for such lines of business.

7. Credit Agreement

On September 9, 2010, Alleghany entered into a three-year credit agreement (the “Credit Agreement”) with a bank, providing commitments (the “Commitments”) for a two tranche revolving credit facility in an aggregate principal amount of up to $100.0 million, consisting of (i) a secured credit facility (“Tranche A”), subject to a borrowing base as set forth in the Credit Agreement, in an aggregate principal amount of up to $50.0 million, and (ii) an unsecured credit facility (“Tranche B”) in an aggregate principal amount of up to $50.0 million. The Commitments under the Credit Agreement are scheduled to terminate on September 9, 2013 (the “Maturity Date”), unless terminated earlier. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes.

Notes to Consolidated Financial Statements, continued

7. Credit Agreement, continued

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

The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this nature. In this regard, the Credit Agreement requires Alleghany to, among other things, (i) maintain a consolidated net worth of not less than the sum of (x) approximately $2.0 billion plus (y) 50 percent of Alleghany’s accumulated, consolidated net earnings earned in each fiscal quarter (if positive) commencing September 30, 2010 and (ii) maintain a ratio of total indebtedness to total capital as of the end of each fiscal quarter of not greater than 0.25 to 1.0. Additionally, the Credit Agreement contains various negative covenants with which Alleghany must comply, including, but not limited to, limitations respecting the creation of liens on any property or asset; the incurrence of indebtedness; mergers, consolidations, liquidations and dissolutions; change of business; sales of assets; transactions with affiliates; and other provisions customary in similar types of agreements. There were no borrowings under the Credit Agreement since its inception through December 31, 2012.

8. Senior Notes

(a) Alleghany Senior Notes

On June 26, 2012, Alleghany completed a public offering of $400.0 million aggregate principal amount of its 4.95% senior notes due on June 27, 2022 (the “2022 Senior Notes”). The 2022 Senior Notes are unsecured and unsubordinated general obligations of Alleghany. Interest is payable semi-annually on June 27 and December 27 of each year. The terms of the 2022 Senior Notes permit redemption prior to their maturity. The indenture under which the 2022 Senior Notes were issued contains covenants that impose conditions on Alleghany’s ability to create liens on, or engage in sales of, the capital stock of AIHL, TransRe or RSUI. The 2022 Senior Notes were issued at approximately 99.9 percent of par, resulting in proceeds after underwriting discount, commissions and other expenses of $396.0 million, and an effective yield of approximately 5.05 percent. Approximately $3.6 million of underwriting discount, commissions and other expenses were recorded as deferred charges, which are amortized over the life of the 2022 Senior Notes.

On September 20, 2010, Alleghany completed a public offering of $300.0 million aggregate principal amount of its 5.625% senior notes due on September 15, 2020 (the “2020 Senior Notes”). The 2020 Senior Notes are unsecured and unsubordinated general obligations of Alleghany. Interest is payable semi-annually. The terms of the 2020 Senior Notes permit redemption prior to their maturity. The indenture under which the 2020 Senior Notes were issued contains covenants that impose conditions on Alleghany’s ability to create liens on, or engage in sales of, the capital stock of AIHL, TransRe or RSUI. The 2020 Senior Notes were issued at approximately 99.6 percent of par, resulting in proceeds after underwriting discount, commissions and other expenses of $298.9 million, and an effective yield of approximately 5.67 percent. Approximately $2.8 million of underwriting discount, commissions and other expenses were recorded as deferred charges, which are amortized over the life of the 2020 Senior Notes.

Notes to Consolidated Financial Statements, continued

8. Senior Notes, continued

(b) TransRe Senior Notes

On December 14, 2005, TransRe completed a public offering of $750.0 million aggregate principal amount of its 5.75% senior notes due on December 14, 2015 (the “2015 Notes”). Prior to the Acquisition Date, a portion of the 2015 Notes was repurchased by Old TransRe. As of December 31, 2012, the outstanding principal amount was $667.0 million. On November 23, 2009, TransRe completed a public offering of $350.0 million aggregate principal amount of its 8.00% senior notes due on November 30, 2039 (the “2039 Notes”). The TransRe Senior Notes, consisting of the 2015 Notes and the 2039 Notes, are unsecured and unsubordinated general obligations of TransRe and are not guaranteed by Alleghany. Interest on each issuance of TransRe Senior Notes is payable semi-annually. The terms of the TransRe Senior Notes permit redemption prior to their maturity. The indentures under which the TransRe Senior Notes were issued contain covenants that impose conditions on TransRe’s ability to create liens on, or engage in sales of, the capital stock of certain of its subsidiaries, including TRC, TRZ or FAIRCO. As of the Acquisition Date, the TransRe Senior Notes were recorded at their estimated fair value of $1.1 billion, and resulted in an effective yield of approximately 3.0 percent for the 2015 Notes and 6.9 percent for the 2039 Notes. See Note 2 for additional information on TransRe and Note 3 for fair value information.

9. Income Taxes

Income tax expense (benefit) consists of the following (in millions):

	Federal	State	Foreign	Total
Year ended December 31, 2012
Current	$107.8	$1.2	$0.4	$109.4
Deferred	(92.9)	0.6	—	(92.3)

	$14.9	$1.8	$0.4	$17.1

Year ended December 31, 2011
Current	$45.8	$1.6	$—	$47.4
Deferred	0.3	(0.2)	—	0.1

	$46.1	$1.4	$—	$47.5

Year ended December 31, 2010
Current	$63.9	$2.6	$—	$66.5
Deferred	11.3	1.1	—	12.4

	$75.2	$3.7	$—	$78.9

The difference between the federal income tax rate and the effective income tax rate is as follows:

	2012	2011	2010
Federal income tax rate	35.0%	35.0%	35.0%
Foreign tax credit and other adjustments	—	(0.9)	(1.7)
Income subject to dividends-received deduction	(0.5)	(4.0)	(1.8)
Tax-exempt interest	(8.9)	(5.7)	(4.3)
State taxes, net of federal tax benefit	0.1	0.4	1.0
Non-taxable gain on bargain purchase	(24.1)	—	—
Non-deductible transaction costs	1.0	—	—
Other, net	(0.2)	0.1	0.2

Effective tax rate	2.4%	24.9%	28.4%

The lower effective tax rate in 2012 primarily reflects the impact of the non-taxable gain on bargain purchase and, to a lesser extent, the impact of higher tax-exempt interest income generated by TransRe from the

Notes to Consolidated Financial Statements, continued

9. Income Taxes, continued

Acquisition Date through December 31, 2012, partially offset by the impact of certain non-deductible Transaction Costs. The gain on bargain purchase resulted in a significant increase in earnings before income taxes without a corresponding increase in income taxes, whereas certain non-deductible Transaction Costs resulted in losses before income taxes without a corresponding decrease in income taxes. The lower effective tax rate in 2011 primarily reflects the impact of higher dividends received deductions and lower pre-tax earnings in 2011, partially offset by the absence of a foreign tax benefit which was significant in 2010.

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2012 and 2011 are as follows (in millions):

	As of December 31,
	2012	2011
Deferred tax assets:
Loss and LAE reserves	$359.1	$58.9
Minimum tax credit carry forward	194.7	—
Compensation accruals	100.9	71.7
Unearned premiums	108.7	28.8
OTTI losses	7.3	10.5
Foreign tax credit carry forward	53.3	—
State net operating loss carry forward	15.3	15.2
Other	88.2	36.2

Gross deferred tax assets before valuation allowance	927.5	221.3
Valuation allowance	(15.3)	(15.2)

Gross deferred tax assets	912.2	206.1

Deferred tax liabilities:
Net unrealized gains on investments	137.7	81.9
Deferred acquisition costs	106.2	25.1
Purchase accounting adjustments	110.6	3.8
Other	25.1	14.3

Gross deferred tax liabilities	379.6	125.1

Net deferred tax assets	$532.6	$81.0

A valuation allowance is provided against deferred tax assets when, in the opinion of management, it is more likely than not that a portion of the deferred tax asset will not be realized. Alleghany has recognized $15.3 million of deferred tax assets for certain state net operating and capital loss carryovers. A valuation allowance of $15.3 million has been established against these deferred tax assets as Alleghany does not currently anticipate it will generate sufficient income in these states to absorb such loss carryovers.

The Internal Revenue Code provides for limits on the utilization of certain tax benefits following a corporate ownership change. Upon the closing of the merger, TransRe was subject to an annual limitation on its ability to use its foreign tax credit carryforwards and its minimum tax credit carryforwards. The total amount of foreign tax credit carryforwards and minimum tax credit carryforwards that were available prior to the merger are not diminished by this provision. The limitation provides for an annual limit on the amount of the carryforwards that can be used each year. The unused carryovers are available to be used in subsequent years, subject to the annual limitation. The annual limitation is estimated at approximately $42.7 million. The foreign tax credits expire between the tax years 2016 and 2022.

Notes to Consolidated Financial Statements, continued

9. Income Taxes, continued

Alleghany’s income tax returns are not currently under examination by the Internal Revenue Service. TransRe’s income tax returns, which all relate to periods prior to the merger with Alleghany, are not currently under examination by the Internal Revenue Service. The following table lists the tax years of Alleghany and TransRe tax returns that remain subject to examination by major tax jurisdiction as of December 31, 2012:

Major Tax Jurisdiction	Open Tax Years
Australia	2008-2011
Canada	2008-2011
France	2009-2011
Japan	2010-2011
United Kingdom	2009-2011
United States	2008-2011

Alleghany believes that, as of December 31, 2012, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There was no liability for interest or penalties accrued as of December 31, 2012.

10. Stockholders’ Equity

(a) Common Stock Repurchases

In February 2008, Alleghany’s Board of Directors authorized the repurchase of shares of Common Stock, at such times and at prices as management determined advisable, up to an aggregate of $300.0 million. As of December 31, 2010, this program had been fully utilized. In July 2010, in anticipation of such full utilization, Alleghany’s board of directors authorized the repurchase of shares of Common Stock, at such times and at prices as management may determine advisable, up to an aggregate of $300.0 million. Such share repurchase program was terminated upon the entry in November 2011 into the Merger Agreement with Old TransRe. In October 2012, Alleghany’s Board of Directors authorized the repurchase of shares of Common Stock, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million.

In December 2012, we repurchased an aggregate of 53,346 shares of our common stock in the open market for $17.8 million, at an average price per share of $333.08. During 2011, Alleghany repurchased an aggregate of 399,568 shares of Common Stock in the open market for $120.3 million, at an average price per share of $301.14. During 2010, Alleghany repurchased an aggregate of 285,056 shares of Common Stock in the open market for $83.1 million, at an average price per share of $291.64. All of the foregoing per share and average price data has not been adjusted for subsequent Alleghany common stock dividends.

(b) Regulations and Dividend Restrictions

As of December 31, 2012, approximately $610.4 million of the equity of all of our subsidiaries was available for dividends or advances to Alleghany at the parent level. At that date, approximately $5.9 billion of Alleghany’s total equity of $6.4 billion was unavailable for dividends or advances to Alleghany from its subsidiaries.

Alleghany’s reinsurance and insurance operating units are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by them without prior approval of insurance regulatory authorities.

With respect to TransRe, its domestic operating subsidiaries could ordinarily pay dividends without regulatory approval based on statutory surplus. However, for a period of 24 months following the Acquisition Date, TransRe’s operating subsidiaries are prohibited from paying a dividend to TransRe in excess of $200.0 million in any given twelve month period without the prior approval of the New York State Department of

Notes to Consolidated Financial Statements, continued

10. Stockholders’ Equity, continued

Financial Services. From the Acquisition Date through December 31, 2012, TRC paid dividends of $100.0 million to TransRe.

TransRe’s operations are regulated in various jurisdictions with respect to currency, amount and type of security deposits, amount and type of reserves and amount and type of local investment. Regulations governing constitution of technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets. International operations and assets held abroad may be adversely affected by political and other developments in foreign countries, including possible tax changes, nationalization and changes in regulatory policy, as well as by consequences of hostilities and unrest. The risks of such occurrences and their overall effect upon TransRe vary from country to country and cannot easily be predicted.

With respect to AIHL, its operating subsidiaries could also pay additional dividends without regulatory approval based on statutory surplus. Of the aggregate total equity of Alleghany’s insurance operating units as of December 31, 2012 of $1.9 billion, a maximum of $127.4 million was available for dividends without prior approval of the applicable insurance regulatory authorities.

Statutory net income of Alleghany’s reinsurance and insurance operating units was $448.8 million and $147.4 million for the years ended December 31, 2012 and 2011, respectively. Combined statutory capital and surplus of Alleghany’s reinsurance and insurance operating units was $5.8 billion and $1.6 billion as of December 31, 2012 and 2011, respectively.

11. Earnings Per Share of Common Stock

The following is a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for 2012, 2011 and 2010 (in millions, except share amounts):

	Years Ended December 31,
	2012	2011	2010
Net earnings	$702.2	$143.3	$198.5
Effect of dilutive securities	—	(0.5)	—

Income available to common stockholders for diluted earnings per share	$702.2	$142.8	$198.5

Weighted average common shares outstanding applicable to basic earnings per share	15,441,578	8,807,487	9,081,535
Effect of dilutive securities	—	4,157	—

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	15,441,578	8,811,644	9,081,535

Contingently issuable shares of 57,981, 43,292 and 46,736 were potentially available during 2012, 2011 and 2010, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

12. Commitments and Contingencies

(a) Legal Proceedings

Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provisions are adequate.

Notes to Consolidated Financial Statements, continued

12. Commitments and Contingencies, continued

Litigation Related to the Acquisition of TransRe

In connection with the merger, Alleghany, Merger Sub and Old TransRe, among others, were named as defendants in three putative stockholder class action lawsuits filed by TransRe stockholders. Such lawsuits challenged the merger and alleged that Alleghany, Merger Sub and Old TransRe aided and abetted an alleged breach of fiduciary duty by Old TransRe’s board of directors in connection with the merger, among other allegations.

On January 30, 2012, Alleghany and the other defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of these putative stockholder class actions against Alleghany, Merger Sub, Old TransRe, Old TransRe’s directors, and Allied World Assurance Company Holdings, among others. Pursuant to the terms of the proposed settlement, certain supplemental disclosures were made related to the merger. The memorandum of understanding contemplated that the parties would enter into a stipulation of settlement. On October 12, 2012, the parties entered into a stipulation of settlement that includes customary conditions, including court approval following notice to Old TransRe’s stockholders. On January 10, 2013, a hearing was held before the Court of Chancery of the State of Delaware to consider the fairness, reasonableness, and adequacy of the settlement, as well as plaintiffs’ counsel’s petition for an award of attorneys’ fees and expenses not to exceed $0.5 million, to be paid, or cause to be paid, by TransRe. At the hearing, the Chancellor declined to approve the settlement, but granted plaintiffs’ counsel an opportunity to make a supplemental submission addressing the materiality of the supplemental disclosures made in connection with the settlement. Another settlement hearing has not yet been scheduled. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the merger, the Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law), among other claims. There can be no assurance that the Court of Chancery of the State of Delaware will approve the settlement. In such event, the proposed settlement as contemplated by the stipulation of settlement may be terminated.

Settlement by TransRe with AIG

On January 26, 2012, TransRe reached an agreement with American International Group, Inc. (“AIG”) to settle and mediate a dispute previously in arbitration, which arose as a result of losses claimed by TransRe from its participation in a securities lending program administered and managed by AIG. On July 20, 2012, in accordance with the agreement between the parties, a mediator awarded TransRe a settlement payment of $75.0 million with respect to the securities lending claim. In connection with its accounting for the acquisition of TransRe, Alleghany established an asset of $36.0 million, representing an estimate based on the minimum recovery previously agreed to by the parties, net of estimated legal costs. A pre-tax net benefit of approximately $23.5 million resulting from this settlement was recorded as other income in 2012, representing the portion of the settlement payment above such minimum recovery, net of additional estimated legal costs.

(b) Indemnification Obligations

On July 14, 2005 (the “Closing Date”), Alleghany completed the sale of its world-wide industrial minerals business, World Minerals, Inc. (“World Minerals”), to Imerys USA, Inc. (the “Purchaser”), a wholly-owned subsidiary of Imerys, S.A., pursuant to a Stock Purchase Agreement, dated as of May 19, 2005, by and among the Purchaser, Imerys, S.A. and Alleghany (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Alleghany undertook certain indemnification obligations, including a general indemnification for breaches of representations and warranties set forth in the Stock Purchase Agreement (the “Contract Indemnification”), and a special indemnification (the “Products Liability Indemnification”) related to products liability claims arising from events that occurred during pre-closing periods, including the period of Alleghany ownership (the “Alleghany Period”). Under the terms of the Stock Purchase Agreement, with respect to products liability claims arising in respect of events occurring during the period prior to the Alleghany Period, Alleghany

Notes to Consolidated Financial Statements, continued

12. Commitments and Contingencies, continued

will provide indemnification at a rate of 100.0 percent for the first $100.0 million of losses arising from such claims, and at a rate of 50.0 percent for the next $100.0 million of such losses, so that Alleghany’s maximum indemnification obligation in respect of products liability claims relating to such period of time is $150.0 million. This indemnification obligation will expire on July 31, 2016. With respect to the Alleghany Period, based on its historical experience and other analyses, in July 2005, Alleghany established a $0.6 million reserve in connection with the Products Liability Indemnification for the Alleghany Period. Such reserve was approximately $0.1 million and $0.2 million as of December 31, 2012 and 2011, respectively. The Stock Purchase Agreement provides that Alleghany has no responsibility for products liability claims arising in respect of events occurring after the Closing Date, and that any products liability claims involving both pre-closing and post-closing periods will be apportioned on an equitable basis.

(c) Leases

Alleghany leases certain facilities, furniture and equipment under long-term lease agreements. In addition, certain land, office space and equipment are leased under non-cancelable operating leases that expire at various dates through 2029. Rent expense was $21.2 million, $10.5 million and $10.5 million in 2012, 2011 and 2010, respectively. The aggregate minimum payments under operating leases with initial or remaining terms of more than one year as of December 31, 2012 were as follows (in millions):

Year	Aggregate Minimum Lease Payments
2013	$27.7
2014	30.5
2015	27.9
2016	23.8
2017	22.5
2018 and thereafter	151.3

(d) Asbestos and Environmental Impairment Exposure

Loss and LAE include amounts for risks relating to asbestos-related illnesses and environmental impairment. As of December 31, 2012 and 2011, such gross and net reserves were as follows (in millions):

	December 31, 2012		December 31, 2011
	Gross	Net	Gross	Net
TransRe	$512.4	$394.5	$—	$—
CATA	13.5	13.5	13.7	13.7

Total	$525.9	$408.0	$13.7	$13.7

The reserves carried for such claims, including the IBNR portion, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for asbestos-related and environmental impairment losses, particularly for those occurring in 1985 and prior, which represents the majority of TransRe’s asbestos-related illness and environmental impairment reserves. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other reasons. Further, possible changes in statutes, laws, regulations, theories of liability and other factors could have a material effect on these liabilities and, accordingly, future earnings.

Notes to Consolidated Financial Statements, continued

12. Commitments and Contingencies, continued

(e) Equity Holdings Concentration

As of December 31, 2012 and 2011, Alleghany had a concentration of market risk in its AFS equity securities portfolio with respect to certain energy sector businesses of $542.2 million and $573.3 million, respectively.

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

The reinsurance segment consists of property and casualty reinsurance operations conducted by TransRe’s reinsurance operating units (see Note 2 for additional information on TransRe) and is further reported by major product lines (“property” and “casualty & other”). TransRe provides property and casualty reinsurance to insurers and reinsurers through brokers and on a direct basis to ceding companies.

The insurance segment consists of property and casualty insurance operations conducted by AIHL through its insurance operating units RSUI, CATA and PCC. RSUI also writes a modest amount of business on an assumed basis, which is included in the insurance segment.

The primary components of “corporate activities” are Alleghany Properties, Alleghany’s investments in Homesite and ORX and strategic investments and other activities at the parent level. As of April 26, 2012, corporate activities also includes the operating results of BKI. Corporate activities also includes interest expense associated with the Alleghany Senior Notes, whereas interest expense associated with the TransRe Senior Notes is included in “Total Segments.”

Notes to Consolidated Financial Statements, continued

13. Segments of Business, continued

(b) Results

Segment results for Alleghany’s two reportable segments and for corporate activities for 2012 (which include TransRe from the Acquisition Date through December 31, 2012), 2011 and 2010 are shown in the tables below:

	Reinsurance Segment			Insurance Segment				Total Segments	Corporate Activities(2)	Consolidated
Year Ended December 31, 2012	Property	Casualty & Other(1)	Total	RSUI	CATA	PCC	Total

					(in millions)
Gross premiums written	$966.2	$1,974.0	$2,940.2	$1,123.4	$158.1	$19.4	$1,300.9	$4,241.1	$(18.2)	$4,222.9
Net premiums written	896.9	1,943.8	2,840.7	715.1	149.1	19.0	883.2	3,723.9	—	3,723.9
Net premiums earned	$900.9	$2,015.0	$2,915.9	$655.8	$144.6	$16.7	$817.1	$3,733.0	$—	$3,733.0
Net loss and LAE	566.4	1,491.7	2,058.1	466.2	85.9	20.1	572.2	2,630.3	—	2,630.3
Commissions, brokerage and other underwriting expenses(3)	191.1	400.0	591.1	184.3	79.2	27.8	291.3	882.4	—	882.4

Underwriting profit (loss)(4)	$143.4	$123.3	$266.7	$5.3	$(20.5)	$(31.2)	$(46.4)	220.3	—	220.3

Net investment income								317.5	(4.5)	313.0
Net realized capital gains								117.9	40.0	157.9
Other than temporary impairment losses								(2.9)	—	(2.9)
Gain on bargain purchase								—	494.9	494.9
Other income								26.1	31.2	57.3
Other operating expenses								89.2	34.5	123.7
Corporate administration								—	75.8	75.8
Amortization of intangible assets								253.3	—	253.3
Interest expense								40.8	27.6	68.4

Earnings before income taxes								$295.6	$423.7	$719.3

	Reinsurance Segment			Insurance Segment				Total Segments	Corporate Activities(2)	Consolidated
Year Ended December 31, 2011	Property	Casualty & Other(1)	Total	RSUI	CATA	PCC	Total
					(in millions)
Gross premiums written	$—	$—	$—	$986.5	$150.4	$4.1	$1,141.0	$1,141.0	$—	$1,141.0
Net premiums written	—	—	—	627.9	141.6	5.2	774.7	774.7	—	774.7
Net premiums earned	$—	$—	$—	$593.8	$149.3	$4.5	$747.6	$747.6	$—	$747.6
Net loss and LAE	—	—	—	315.2	83.3	31.5	430.0	430.0	—	430.0
Commissions, brokerage and other underwriting expenses(3)	—	—	—	170.8	72.7	24.6	268.1	268.1	—	268.1

Underwriting profit (loss)(4)	$—	$—	$—	$107.8	$(6.7)	$(51.6)	$49.5	49.5	—	49.5

Net investment income								117.4	(8.5)	108.9
Net realized capital gains								79.7	47.4	127.1
Other than temporary impairment losses								(3.6)	—	(3.6)
Gain on bargain purchase								—	—	—
Other income								0.7	1.1	1.8
Other operating expenses								26.2	4.9	31.1
Corporate administration								—	41.0	41.0
Amortization of intangible assets								3.4	—	3.4
Interest expense								0.1	17.3	17.4

Earnings before income taxes								$214.0	$(23.2)	$190.8

Notes to Consolidated Financial Statements, continued

13. Segments of Business, continued

	Reinsurance Segment			Insurance Segment				Total Segments	Corporate Activities(2)	Consolidated
Year Ended December 31, 2010	Property	Casualty & Other(1)	Total	RSUI	CATA	PCC	Total
					(in millions)
Gross premiums written	$—	$—	$—	$933.6	$168.9	$1.5	$1,104.0	$1,104.0	$—	$1,104.0
Net premiums written	—	—	—	570.7	159.0	6.5	736.2	736.2	—	736.2
Net premiums earned	$—	$—	$—	$593.6	$164.3	$10.2	$768.1	$768.1	$—	$768.1
Net loss and LAE	—	—	—	271.0	89.4	17.5	377.9	377.9	—	377.9
Commissions, brokerage and other underwriting expenses(3)	—	—	—	162.7	73.4	23.2	259.3	259.3	—	259.3

Underwriting profit (loss)(4)	$—	$—	$—	$159.9	$1.5	$(30.5)	$130.9	130.9	—	130.9

Net investment income								128.9	(3.9)	125.0
Net realized capital gains								92.9	4.5	97.4
Other than temporary impairment losses								(12.3)	—	(12.3)
Gain on bargain purchase								—	—	—
Other income								0.6	6.6	7.2
Other operating expenses								31.3	2.5	33.8
Corporate administration								—	28.9	28.9
Amortization of intangible assets								3.4	—	3.4
Interest expense								(0.3)	5.0	4.7

Earnings before income taxes								$306.6	$(29.2)	$277.4

(1)	Casualty & other primarily consists of assumed: D&O liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Includes elimination of minor reinsurance activity between segments.
(3)	Includes amortization associated with deferred acquisition costs of $578.1 million, $141.4 million and $143.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.
(4)	Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit enhances the understanding of its segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

(c) Foreign operations

Approximately half of the premiums earned by TransRe’s operations, which constitute the reinsurance segment, are generated by offices located in Canada, Europe, Asia, Australia, Africa and those serving Latin America and the Caribbean. Although the majority of the premiums earned by these offices typically relate to the regions where they are located, a significant portion may be derived from other regions of the world, including the United States. In addition, although a significant portion of the assets and liabilities of these foreign offices generally relate to the countries where ceding companies and reinsurers are located, most investments are located in the country of domicile of these offices.

Notes to Consolidated Financial Statements, continued

13. Segments of Business, continued

Information associated with Alleghany’s foreign operations which relates to its reinsurance segment is as follows:

•	Foreign gross premiums written from the Acquisition Date through December 31, 2012 were $1,454.9 million.

•

Foreign net premiums earned from the Acquisition Date through December 31, 2012 were $1,430.6 million. The foreign country in which Alleghany generates the largest amount of premium revenues is the United Kingdom. Net premiums earned by the London office from the Acquisition Date through December 31, 2012 were $562.9 million.

(d) Identifiable assets and equity

As of December 31, 2012, the identifiable assets of the reinsurance segment, insurance segment and corporate activities were $16.5 billion, $5.5 billion and $0.8 billion, respectively, of which cash and invested assets represented $14.5 billion, $3.8 billion and $0.7 billion, respectively. As of December 31, 2012, Alleghany’s equity attributable to the reinsurance segment, insurance segment and corporate activities was $4.3 billion, $2.0 billion and $0.1 billion, respectively.

(e) Concentration

From the Acquisition Date through December 31, 2012, three large international brokers accounted for approximately 26 percent, 21 percent and 12 percent of gross premiums written in the reinsurance segment.

14. Long Term Compensation Plans

(a) Parent-Level

As of December 31, 2012, Alleghany had long term compensation plans for parent-level employees and directors. Parent-level, long-term compensation plans to current employees do not include stock options but consist only of restricted stock awards, including restricted stock units and performance share awards. Parent-level, long-term compensation payments to non-employee directors consist of annual awards of stock options and restricted stock, including restricted stock units.

Amounts recognized as compensation expense in the consolidated statements of earnings and comprehensive income with respect to long-term compensation awards under plans for parent-level employees and directors were $19.4 million, $2.8 million and $6.5 million in 2012, 2011 and 2010, respectively. The amount of related income tax benefit recognized as income in the consolidated statements of earnings and comprehensive income with respect to these plans was $6.8 million, $1.0 million and $2.3 million in 2012, 2011 and 2010, respectively. In 2012, 2011 and 2010, $4.9 million, $1.8 million and $2.1 million of Common Stock at fair market value, respectively, and $5.3 million, $5.8 million and $2.9 million of cash, respectively, was paid by Alleghany under plans for parent-level employees and directors. As noted above, as of December 31, 2012 and December 31, 2011, all outstanding awards were accounted for under the fair-value-based method of accounting.

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

A summary of the parent-level long-term compensation plans is as follows:

Notes to Consolidated Financial Statements, continued

14. Long Term Compensation Plans, continued

Director Stock option and Restricted Stock Plans

In 2010, Alleghany established the 2010 Directors’ Stock Plan which provides for the automatic grant of nonqualified options to purchase 500 shares of Common Stock, as well as an automatic grant of 250 shares of restricted Common Stock or, under certain circumstances, restricted stock units, to each non-employee director on an annual basis. Awards granted to non-employee directors were not material to Alleghany’s results of operations, financial condition or cash flows for the three years ended December 31, 2012.

Alleghany Long-Term Incentive Plans

Alleghany provided incentive compensation to management employees through its 2002 Long-Term Incentive Plan (the “2002 LTIP”) until December 31, 2006 when the 2002 LTIP expired. In December 2006, Alleghany adopted the 2007 Long-Term Incentive Plan (the “2007 LTIP”) which was approved by Alleghany stockholders in April 2007. The 2007 LTIP expired on April 27, 2012. In February 2012, Alleghany adopted the 2012 Long-Term Incentive Plan (the “2012 LTIP”) which was approved by Alleghany stockholders in April 2012. The provisions of the 2007 LTIP and 2012 LTIP are substantially similar. Awards under the 2007 LTIP and 2012 LTIP may include, but are not limited to, cash and/or shares of Common Stock, rights to receive cash and/or shares of Common Stock and options to purchase shares of Common Stock, including options intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended, and options not intended to so qualify. Under the 2002 and 2007 LTIP, the following types of awards were outstanding as of December 31, 2012:

•

Performance Share Awards — Participants are entitled, at the end of a four-year award period, to a maximum amount equal to the value of one and one-half shares of Common Stock for each performance share issued to them based on market value on the payment date. Payouts are made provided defined levels of performance are achieved. Expenses are recorded based on changes in the fair value of the awards. The fair value is calculated based primarily on: the value of Common Stock as of the balance sheet date; the degree to which performance targets specified in the 2007 LTIP and 2012 LTIP have been achieved; and the time elapsed with respect to each award period.

•

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

b) RSUI Restricted Share Plan

RSUI has a Restricted Stock Unit Plan (the “RSUI Plan”) for the purpose of providing equity-like incentives to key employees of RSUI. Under the RSUI Plan, restricted stock units (“units”) are issued. Additional units, defined as the “Deferred Equity Pool,” were issued in 2012, 2011 and 2010 and may be created in the future if certain financial performance measures are met. Units may only be settled in cash. The fair value of each unit is calculated as stockholder’s equity of RSUI, adjusted for certain capital transactions and accumulated compensation expense recognized under the RSUI Plan, divided by the sum of RSUI common stock outstanding and the original units available under the RSUI Plan. The units vest on the fourth anniversary of the date of grant and contain certain restrictions, relating to, among other things, forfeiture in the event of termination of employment and transferability. In 2012, 2011 and 2010, RSUI recorded $21.0 million, $26.2 million and $29.6 million, respectively, in compensation expense related to the RSUI Plan. During the same periods, a deferred tax benefit of $7.4 million, $9.2 million and $10.4 million, respectively, related to the compensation expense was recorded.

Notes to Consolidated Financial Statements, continued

14. Long Term Compensation Plans, continued

c) TransRe Book Value Unit Plan

TransRe has a Book Value Unit Plan (the “TransRe Plan”) for the purpose of providing equity-like incentives to key employees of TransRe. Under the TransRe Plan, book value units (“BVUs”) are issued. BVUs may only be settled in cash. The fair value of each BVU is calculated as stockholders’ equity of TransRe, adjusted for certain capital transactions, divided by the adjusted number of BVUs outstanding. Pursuant to the terms of the Merger Agreement, certain Old TransRe restricted stock units held by current or former employees were converted into BVUs. BVUs have vesting dates of up to the fourth anniversary of the date of grant, with converted Old TransRe restricted stock units retaining their pre-conversion vesting dates. The BVUs contain certain restrictions, relating to, among other things, forfeiture in the event of termination of employment and transferability. In 2012, TransRe recorded $63.9 million in compensation expense and a deferred tax benefit of $22.4 million related to the TransRe Plan.

15. Employee Benefit Plans

(a) Employee Defined Benefit Pension Plans

Alleghany has an unfunded, noncontributory defined benefit pension plan for parent-level executives and a funded, noncontributory defined benefit pension plan for parent-level employees. The executive plan currently provides for designated employees (including all of Alleghany’s current executive officers) retirement benefits in the form of an annuity for the joint lives of the participant and his or her spouse or, alternatively, actuarially equivalent forms of benefits, including a lump sum. With respect to the non-contributory defined benefit pension plan for employees, Alleghany’s policy is to contribute annually the amount necessary to satisfy the Internal Revenue Service’s funding requirements. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The projected benefit obligation as of December 31, 2012 and 2011 was $26.4 million and $21.6 million, respectively, and the related fair value of plan assets was $2.7 million and $2.7 million, respectively.

TransRe also has an unfunded, noncontributory defined benefit plan and a funded noncontributory defined benefit plan for some of its employees in the United States. Benefits under TransRe’s defined benefit plans are frozen as of December 31, 2009. As of December 31, 2012, the projected benefit obligation was $55.3 million and the related fair value of plan assets was $47.0 million.

All of these employee defined benefit pension plans are not material to Alleghany’s results of operations, financial condition or cash flows for the three years ended December 31, 2012.

(b) Other Employee Retirement Plans

Alleghany has two unfunded retiree health plans, one for parent-level executives and one for parent-level employees. Under both plans, participants must pay a portion of the premiums charged by the medical insurance provider. All benefits cease upon the death of the retiree. TransRe and RSUI also have unfunded retiree health plans for some or all of their employees.

Alleghany provides supplemental retirement benefits through deferred compensation programs and profit sharing plans for certain of its parent-level officers and employees. In addition, Alleghany’s subsidiaries sponsor both qualified, defined contribution retirement plans for substantially all employees, including executives, and non-qualified plans only for executives, some of which provide for voluntary salary reduction contributions by employees and matching contributions by each respective subsidiary, subject to specified limitations.

Alleghany has endorsement split-dollar life insurance policies for its parent-level officers that are effective during employment as well as retirement. Premiums are paid by Alleghany, and death benefits are split between Alleghany and the beneficiaries of the officers. Death benefits for current employees that inure to the

Notes to Consolidated Financial Statements, continued

15. Employee Benefit Plans, continued

beneficiaries are generally equal to four times the annual salary at the time of an officer’s death. After retirement, death benefits that inure to the beneficiaries are generally equal to the annual ending salary of the officer at the date of retirement.

These other employee retirement plans are not material to Alleghany’s results of operations, financial condition or cash flows for the three years ended December 31, 2012.

16. Quarterly Results of Operations (unaudited)

Selected quarterly financial data for 2012 and 2011 are presented below (in millions, except per share amounts):

	Quarters Ended
	March 31	June 30	September 30	December 31
2012
Revenues	$1,048.9	$1,234.4	$1,229.5	$1,240.4
Net earnings (losses)	$560.1	$109.3	$125.4	$(92.6)
Basic earnings (losses) per share of Common Stock	$51.17	$6.46	$7.41	$(5.47)

2011
Revenues	$248.1	$219.2	$232.5	$282.0
Net earnings	$71.3	$15.1	$19.2	$37.7
Basic earnings per share of Common Stock*	$7.99	$1.69	$2.17	$4.38

*	Adjusted to reflect subsequent stock dividends.

Earnings per share by quarter may not equal the amount for the full year due to the timing of both the shares issued in connection with the acquisition and repurchases of Common Stock, as well as rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alleghany Corporation:

We have audited Alleghany Corporation and subsidiaries internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Alleghany Corporation and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Alleghany Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Allegheny Corporation and subsidiaries as of December 31, 2012, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for year then ended of Alleghany Corporation and subsidiaries and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 21, 2013

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, or “CEO,” and our chief financial officer, or “CFO,” of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of that date to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and timely reported as specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow for timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide such assurance; however, we note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management, including our CEO and CFO, concluded that, as of December 31, 2012, our internal control over financial reporting was effective. Our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which appears in Part II, Item 8 on page 145 of this Form 10-K. We note that all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended December 31, 2012 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is included under the captions “Alleghany Corporate Governance — Board of Directors,” “Alleghany Corporate Governance — Committees of the Board of Directors,” “Alleghany Corporate Governance — Codes of Ethics,” “Securities Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal 1. Election of Directors,” and “Executive Officers” in our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 26, 2013, or our “2013 Proxy Statement,” which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 is included under the captions “Proposal 1. Election of Directors — Compensation of Directors,” “Compensation Committee Report,” “Compensation Discussion and Analysis and Compensation Matters,” “Executive Compensation,” and “Payments upon Termination of Employment,” in our 2013 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is included under the captions “Principal Stockholders,” and “Securities Ownership of Directors and Executive Officers,” in our 2013 Proxy Statement, which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2012, relating to Alleghany’s equity compensation plans under which its equity securities are authorized for issuance:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	153,418	(2)	$277.73	(3)	617,190	(4)
Equity compensation plans not approved by security holders	—		—		—

Total	153,418		$277.73		617,190

(1)	These equity compensation plans consist of (i) the 2000 Directors’ Plan, (ii) the 2005 Directors’ Plan, (iii) the 2010 Directors’ Plan, (iv) the 2002 LTIP, (v) the 2007 LTIP and (vi) the 2012 LTIP. Prior to its expiration on December 31, 2004, the 2000 Directors’ Plan provided for the annual grant to each director who was not an employee of Alleghany or any of its subsidiaries of an option to purchase 1,000 shares of common stock (subject to anti-dilution adjustments). Prior to its expiration on December 31, 2009, the 2005 Directors’ Plan provided for the annual grant to each director who was not an employee of Alleghany or any of its subsidiaries of a stock option to purchase 500 shares of common stock (subject to anti-dilution adjustments) and, at the individual director’s election, either 250 shares of restricted common stock or 250 restricted stock units, each such unit equivalent to one share of common stock.

(2)	This amount includes (i) 8,110 outstanding director stock options issued under the 2000 Directors’ Plan, (ii) 18,365 outstanding director stock options issued under the 2005 Directors’ Plan, (iii) 13,580 outstanding director stock options issued under the 2010 Directors’ Plan, (iv) 3,168 outstanding restricted stock units issued to directors under the 2005 Directors’ Plan, (v) 4,275 outstanding restricted stock units issued to directors under the 2010 Directors’ Plan, (vi) 106,450 outstanding performance shares issued under the 2007 LTIP assuming payouts at maximum, and (vii) 9,023 outstanding restricted stock units awarded under the 2012 LTIP as a matching grant (the “Matching Grant Restricted Stock Units”). Restricted stock units granted to directors pursuant to the 2005 Directors’ Plan and 2010 Directors’ Plan (the “Director Restricted Stock Units”) are paid out in the form of common stock, with one share of common stock being paid for each Director Restricted Stock Unit. Matching Grant Restricted Stock Units are to be paid in cash and/or common stock, at the discretion of the Compensation Committee, with one share of common stock or, if payment is made in cash, the market value of one share of common stock on the payment date being paid for each Matching Grant Restricted Stock Unit. Performance shares outstanding under the 2007 LTIP and 2012 LTIP are paid, at the end of a four-year award period, in a maximum amount equal to one and one-half shares of common stock for each performance share, depending upon the level of performance achieved. Payments in respect of performance shares are made based upon the market value of common stock on the payment date. Recipients of performance shares are permitted to elect to receive payment for performance shares in the form of cash and/or common stock, subject to certain limitations. Since there is no exercise price for restricted stock units or for performance shares, they are not taken into account in calculating the weighted-average exercise price in column (b).

(3)	The weighted-average exercise price is based upon the weighted-average exercise price of the outstanding director stock options issued under the 2000 Directors’ Plan, under the 2005 Directors’ Plan and under the 2010 Directors’ Plan.

(4)	This amount does not include (i) 577,026 shares of common stock that remained available for issuance under the 2002 LTIP upon its termination on December 31, 2006, (ii) 188,190 shares of common stock that remained available for issuance under the 2007 LTIP upon its termination on April 27, 2012, or (iii) 27,485 shares of common stock that remained available for issuance under the 2005 Directors’ Plan upon its expiration on December 31, 2009 since no further awards of common stock may be made under any such plan. As of December 31, 2010, no shares of common stock remained available for future option grants under the 2000 Directors’ Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is included under the captions “Alleghany Corporate Governance — Director Independence” and “Alleghany Corporate Governance — Related Party Transactions” in our 2013 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is included under the caption “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm for fiscal 2013” in our 2013 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.

Our consolidated financial statements, together with the reports thereon of Ernst & Young LLP, our independent registered public accounting firm for the year ended December 31, 2012, and KPMG LLP, our independent registered public accounting firm for the years ended December 31, 2011 and 2010, are set forth on pages 93 through 144 of this Form 10-K.

2. Financial Statement Schedules.

The Index to Financial Statements Schedules and the schedules relating to our consolidated financial statements, together with the reports thereon of Ernst & Young LLP, our independent registered public accounting firm for the year ended December 31, 2012, and KPMG LLP, our independent registered public accounting firm for the years ended December 31, 2011 and 2010, are set forth on pages 152 through 163 of this Form 10-K.

3. Exhibits.

See the Index to Exhibits beginning on page 164 of this Form 10-K for a description of the exhibits filed as part of, or incorporated by reference in, this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION (Registrant)

Date: February 21, 2013	By:	/s/ WESTON M. HICKS
Weston M. Hicks
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 21, 2013	By:	/s/ REX D. ADAMS
Rex D. Adams
Director

Date: February 21, 2013	By:	/s/ JERRY G. BORRELLI
Jerry G. Borrelli
Vice President (principal accounting officer)

Date: February 21, 2013	By:	/s/ STEPHEN P. BRADLEY
Stephen P. Bradley
Director

Date: February 21, 2013	By:	/s/ KAREN BRENNER
Karen Brenner
Director

Date: February 21, 2013	By:	/s/ IAN H. CHIPPENDALE
Ian H. Chippendale
Director

Date: February 21, 2013	By:	/s/ JOHN G. FOOS
John G. Foos
Director

Date: February 21, 2013	By:	/s/ ROGER B. GORHAM
Roger B. Gorham
Senior Vice President (principal financial officer)

Date: February 21, 2013	By:	/s/ WESTON M. HICKS
Weston M. Hicks
President and Director (principal executive officer)

Date: February 21, 2013	By:	/s/ THOMAS S. JOHNSON
Thomas S. Johnson
Director

Date: February 21, 2013	By:	/s/ JEFFERSON W. KIRBY
Jefferson W. Kirby
Chairman of the Board and Director

Date: February 21, 2013	By:	/s/ WILLIAM K. LAVIN
William K. Lavin
Director

Date: February 21, 2013	By:	/s/ PHILLIP M. MARTINEAU
Phillip M. Martineau
Director

Date: February 21, 2013	By:	/s/ JAMES F. WILL
James F. Will
Director

Date: February 21, 2013	By:	/s/ RAYMOND L.M. WONG
Raymond L.M. Wong
Director

Alleghany Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alleghany Corporation:

We have audited the consolidated financial statements of Alleghany Corporation and subsidiaries (the “Company”) as of December 31, 2012, and for the year then ended, and have issued our report thereon dated February 21, 2013 (included elsewhere in this Annual Report on Form 10-K). Our audit also included the 2012 financial statement schedules listed in the accompanying Index to the financial statement schedules of this Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these schedules based on our audit.

In our opinion, the 2012 financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

February 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alleghany Corporation:

Under date of February 22, 2012, we reported on the consolidated balance sheets of Alleghany Corporation and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011, which are included in the Annual Report on Form 10-K for the year ended December 31, 2011. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related 2010 and 2011 information on the financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York

February 22, 2012

Schedule I – Summary of Investments – Other Than Investments in Related Parties

ALLEGHANY CORPORATION AND SUBSIDIARIES

December 31, 2012

Type of Investment	Cost	Fair Value	Amount at which shown in the Balance Sheet
	(in millions)
Fixed maturities:
Bonds:
U.S. Government obligations	$514.9	$522.9	$522.9
Municipal bonds	6,122.6	6,304.1	6,304.1
Foreign government obligations	800.9	816.0	816.0
U.S. corporate bonds	3,448.1	3,515.7	3,515.7
Foreign corporate bonds	2,137.7	2,198.5	2,198.5
Mortgage and asset-backed securities:
RMBS	1,617.4	1,662.5	1,662.5
CMBS	486.6	510.1	510.1
Other asset-backed securities	465.1	469.7	469.7

Fixed maturities	15,593.3	15,999.5	15,999.5

Equity securities:
Common stocks:
Public utilities	—	—	—
Banks, trust and insurance companies	55.4	71.3	71.3
Industrial, miscellaneous and all other	1,381.1	1,352.7	1,352.7
Nonredeemable preferred stocks	—	—	—

Equity securities:	1,436.5	1,424.0	1,424.0

Other invested assets	537.4	537.4	537.4
Short-term investments	366.0	366.0	366.0

Total investments	$17,933.2	$18,326.9	$18,326.9

Schedule II – Condensed Financial Information of Registrant

Condensed Balance Sheets

ALLEGHANY CORPORATION

December 31, 2012 and 2011

	2012	2011
	(in thousands)
Assets
Equity securities (cost: 2012 – $155,441; 2011 – $129,903)	$146,332	$169,520
Debt securities (amortized cost: 2012 – $289,709)	296,963	—
Short-term investments	18,854	361,273
Cash	1,379	3,826
Property and equipment at cost, net of accumulated depreciation and amortization	500	670
Other assets	33,836	14,068
Net deferred tax assets	41,162	16,763
Investment in subsidiaries	6,652,152	2,755,719

Total assets	$7,191,178	$3,321,839

Liabilities and Stockholders’ Equity
Senior Notes	$698,758	$299,035
Other liabilities	87,663	65,944
Current taxes payable	970	31,183

Total liabilities	787,391	396,162
Stockholders’ equity	6,403,787	2,925,677

Total liabilities and stockholders’ equity	$7,191,178	$3,321,839

See accompanying Notes to Condensed Financial Statements

Schedule II – Condensed Financial Information of Registrant (continued)

Condensed Statements of Earnings

ALLEGHANY CORPORATION

Years ended December 31,

	2012	2011	2010
	(in thousands)
Revenues
Net investment income	$10,702	$13,240	$2,642
Net realized capital gains	39,966	46,844	4,466
Other than temporary impairment losses	—	—	—
Gain on bargain purchase	494,940	—	—
Other income	193	1,031	1,492

Total revenues	545,801	61,115	8,600

Costs and Expenses
Interest expense	27,635	17,287	5,004
Corporate administration	75,806	40,962	28,592

Total costs and expenses	103,441	58,249	33,596

Operating profit (losses)	442,360	2,866	(24,996)
Equity in earnings of consolidated subsidiaries	276,916	187,971	302,367

Earnings before income taxes	719,276	190,837	277,371
Income taxes	17,032	47,586	78,869

Net earnings	$702,244	$143,251	$198,502

See accompanying Notes to Condensed Financial Statements

Schedule II – Condensed Financial Information of Registrant (continued)

Condensed Statements of Cash Flows

ALLEGHANY CORPORATION

Years ended December 31,

	2012	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$702,244	$143,251	$198,502
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Equity in undistributed net (earnings) losses of consolidated subsidiaries	(246,566)	(138,226)	(210,976)
Depreciation and amortization	2,216	993	1,329
Net realized capital (gains) losses	(39,966)	(46,844)	(4,466)
Other than temporary impairment losses	—	—	—
Gain on bargain purchase	(494,940)	—	—
Decrease (increase) in other assets	—	(179)	166
Increase (decrease) in other liabilities and taxes payable	(32,261)	19,480	28,172

Net adjustments	(811,517)	(164,776)	(185,775)

Net cash provided by (used in) operating activities	(109,273)	(21,525)	12,727

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of debt securities	(363,718)	(1,000)	(1,000)
Purchases of equity securities	(155,441)	(7,187)	(69,883)
Sales of debt securities	72,027	16,353	199,902
Maturities and redemptions of debt securities	2,312	3,360	5,064
Sales of equity securities	168,525	393,071	19,763
Purchases of property and equipment	(29)	(60)	(3)
Net (purchase) sale in short-term investments	342,418	(258,187)	(57,342)
Purchase of subsidiary, net of cash acquired	(828,222)	—	—
Other, net	(14,995)	1,107	4,238

Net cash (used in) provided by investing activities	(777,123)	147,457	100,739

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Senior Notes	399,592	—	298,893
Debt issue costs paid	(3,470)	—	(2,736)
Treasury stock acquisitions	(17,768)	(120,325)	(83,135)
Tax benefit on stock based compensation	295	645	513
Capital contributions to consolidated subsidiaries	(165,479)	(10,398)	(436,276)
Distributions from consolidated subsidiaries	661,500	6,840	108,000
Other, net	9,279	243	333

Net cash provided by (used in) financing activities	883,949	(122,995)	(114,408)

Effect of exchange rate changes on cash	—	—	—

Net increase (decrease) in cash	(2,447)	2,937	(942)
Cash at beginning of period	3,826	889	1,831

Cash at end of period	$1,379	$3,826	$889

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid	$26,830	$16,641	$—
Income taxes paid (refunds received)	136,015	31,302	68,127

See accompanying Notes to Condensed Financial Statements

Schedule II – Condensed Financial Information of Registrant (continued)

Notes to Condensed Financial Statements

ALLEGHANY CORPORATION

1. Investment in Consolidated Subsidiaries. Reference is made to Notes 1 and 2 to the Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K.

2. Income Taxes. Reference is made to Note 9 to the Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K.

3. Commitments and Contingencies. Reference is made to Note 12 to the Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K.

4. Stockholders’ Equity. Reference is made to Note 10 to the Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K with respect to stockholders’ equity and surplus available for dividend payments to Alleghany from its subsidiaries.

5. Senior Notes. Reference is made to Note 8 to the Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K.

6. Gain on bargain purchase. Reference is made to Note 2 to the Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K.

Schedule III – Supplemental Insurance Information

ALLEGHANY CORPORATION AND SUBSIDIARIES

	Line of Business	At December 31,				For the Years Ended December 31,
Year		Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
	(in millions)
2012	Property and Casualty Insurance	$303.5	$12,239.8	$1,705.3	$—	$3,733.0	$317.5	$2,630.3	$578.1	$304.3	$3,723.9

2011	Property and Casualty Insurance	$70.5	$2,313.0	$549.7	$—	$747.6	$117.4	$430.0	$141.4	$126.7	$774.6

2010	Property and Casualty Insurance	$67.7	$2,328.7	$523.9	$—	$768.1	$128.9	$377.9	$143.8	$115.5	$736.2

Schedule IV – Reinsurance

ALLEGHANY CORPORATION AND SUBSIDIARIES

Three years ended December 31, 2012

Year	Line of Business	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in millions)
2012	Property and casualty	$1,161.5	$522.0	$3,093.5	$3,733.0	82.9%

2011	Property and casualty	$1,069.1	$367.4	$45.9	$747.6	6.1%

2010	Property and casualty	$1,131.7	$384.6	$21.0	$768.1	2.7%

Schedule V – Valuation and Qualifying Accounts

ALLEGHANY CORPORATION AND SUBSIDIARIES

Year	Description	Balance at January 1,	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at December 31,
	(in millions)
2012	Allowance for uncollectible reinsurance recoverables	—	—	—	—	—

	Allowance for uncollectible premiums receivable	$1.4	$(0.3)	—	$0.7	$0.4

2011	Allowance for uncollectible reinsurance recoverables	—	—	—	—	—

	Allowance for uncollectible premiums receivable	$1.1	$1.1	—	$0.8	$1.4

2010	Allowance for uncollectible reinsurance recoverables	—	—	—	—	—

	Allowance for uncollectible premiums receivable	$1.0	$0.8	—	$0.7	$1.1

SCHEDULE VI – Supplemental Information Concerning Insurance Operations

ALLEGHANY CORPORATION AND SUBSIDIARIES

	At December 31,					For the Years Ended December 31,
Year	Line of Business	Deferred Policy Acquisition Cost	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount if Any Deducted, in Reserves for Unpaid Claims and Claim Adjustment Expenses	Unearned Premiums	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
								Current Year	Prior Year
	(in millions)

2012	Property and Casualty Insurance	$303.5	$12,239.8	$—	$1,705.3	$3,733.0	$317.5	$2,642.6	$(12.3)	$578.1	$2,320.0	$3,723.9

2011	Property and Casualty Insurance	$70.5	$2,313.0	$—	$549.7	$747.6	$117.4	$455.8	$(25.8)	$141.4	$430.1	$774.6

2010	Property and Casualty Insurance	$67.7	$2,328.7	$—	$523.9	$768.1	$128.9	$411.6	$(33.7)	$143.8	$469.9	$736.2

EXHIBIT INDEX

Exhibit Number	Description

2.01	Agreement and Plan of Merger, dated as of November 20, 2011, by and among Alleghany, Transatlantic and Merger Sub filed as Exhibit 2.1 to Alleghany’s Current Report on Form 8-K filed on November 21, 2011, is incorporated herein by reference.

3.01	Restated Certificate of Incorporation of Alleghany, as amended by Amendment accepted and received for filing by the Secretary of State of the State of Delaware on June 23, 1988, filed as Exhibit 3.1 to Alleghany’s Registration Statement on Form S-3 (No. 333-134996) filed on June 14, 2006, is incorporated herein by reference.

3.02	By-laws of Alleghany, as amended December 18, 2007, filed as Exhibit 3.2 to Alleghany’s Current Report on Form 8-K filed on December 20, 2007, is incorporated herein by reference.

3.03	Certificate of Elimination of 5.75% Mandatory Convertible Preferred Stock of Alleghany Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 22, 2009).

4.01†	Specimen certificates representing shares of common stock, par value $1.00 per share, of Alleghany, filed as Exhibit 4.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, is incorporated herein by reference.

4.02	Indenture, dated as of September 20, 2010, by and between Alleghany and The Bank of New York Mellon, as Trustee, filed as Exhibit 4.1 to Alleghany’s Current Report on Form 8-K filed on September 20, 2010, is incorporated herein by reference.

4.03	First Supplemental Indenture, dated as of September 20, 2010, by and between Alleghany and The Bank of New York Mellon, as Trustee, including the form of the Senior Notes attached as Exhibit A thereto, filed as Exhibit 4.2 to Alleghany’s Current Report on Form 8-K filed on September 20, 2010, is incorporated herein by reference.

4.04	Second Supplemental Indenture, dated as of June 26, 2012, by and between Alleghany and The Bank of New York Mellon, as Trustee, including the form of the Senior Notes attached as Exhibit A thereto, filed as Exhibit 4.1 to Alleghany’s Current Report on Form 8-K filed on June 26, 2012, is incorporated herein by reference.

*10.01	Alleghany 2010 Management Incentive Plan, filed as Exhibit 10.3 to Alleghany’s Current Report on Form 8-K filed on April 26, 2010, is incorporated herein by reference.

*10.02	Alleghany Officers and Highly Compensated Employees Deferred Compensation Plan, as amended and restated as of January 1, 2008, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on December 18, 2008, is incorporated herein by reference.

*10.03	Alleghany Officers and Highly Compensated Employees Deferred Compensation Plan, as amended and restated as of January 1, 2011, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on January 20, 2011, is incorporated herein by reference.

*10.04	Alleghany 2002 Long-Term Incentive Plan, adopted and effective April 26, 2002, as amended, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on December 18, 2008, is incorporated herein by reference.

*10.05	Alleghany 2007 Long-Term Incentive Plan, adopted and effective April 27, 2007, as amended, filed as Exhibit 10.3 to Alleghany’s Current Report on Form 8-K filed on December 18, 2008, is incorporated herein by reference.

*10.06(a)	Alleghany 2012 Long-Term Incentive Plan, adopted and effective April 27, 2012, filed as an appendix to Alleghany’s Definitive Proxy Statement dated March 16, 2012 is incorporated herein by reference.

*10.06(b)	Form of Performance Share Award Agreement under the 2012 Long-Term Incentive Plan.

*10.06(c)	Form of Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan.

*10.07	Alleghany Retirement Plan, amended and restated effective December 31, 2007, filed as Exhibit 10.05 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

Exhibit Number	Description

*10.08	Alleghany Retirement Plan, amended and restated effective January 1, 2011, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on December 17, 2010, is incorporated herein by reference.

*10.09	Description of Alleghany Group Long Term Disability Plan effective as of July 1, 1995, filed as Exhibit 10.10 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

*10.10	Alleghany 2000 Directors’ Stock Option Plan effective April 28, 2000, filed as Exhibit A to Alleghany’s Proxy Statement, filed in connection with its Annual Meeting of Stockholders held on April 28, 2000, is incorporated herein by reference.

*10.11	Alleghany Non-Employee Directors’ Retirement Plan, as amended, effective December 19, 2006, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on December 22, 2006, is incorporated herein by reference.

*10.12(a)	Alleghany 2005 Directors’ Stock Plan, as amended as of December 31, 2008, filed as Exhibit 10.12(a) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*10.12(b)	Form of Option Agreement under the Alleghany 2005 Directors’ Stock Plan, as amended as of December 16, 2008, filed as Exhibit 10.12(a) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*10.12(c)	Amended and Restated Stock Unit Supplement to the Alleghany 2005 Directors’ Stock Plan, as amended as of December 16, 2008, filed as Exhibit 10.12(c) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*10.13	Alleghany 2010 Directors’ Stock Plan, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 26, 2010, is incorporated herein by reference.

*10.14	Terms and Provisions Governing 2011 ACP Incentive Awards, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on January 20, 2011, is incorporated herein by reference.

*10.15(a)	Employment Agreement, dated October 7, 2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

*10.15(b)	Restricted Stock Unit Matching Grant Agreement, dated October 7, 2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

*10.15(c)	Restricted Stock Award Agreement, dated December 31, 2004, between Alleghany and Weston M. Hicks, filed as Exhibit 10.11(d) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

*10.15(d)	Letter Agreement, dated April 15, 2008, between Alleghany and Weston M. Hicks, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 21, 2008, is incorporated herein by reference.

*10.16	Restricted Stock Award Agreement, dated as of December 21, 2004 between Alleghany and Roger B. Gorham, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 21, 2005, is incorporated herein by reference.

*10.17	Letter Agreement, dated as of November 20, 2011, by and between Alleghany and Joseph P. Brandon, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is incorporated herein by reference.

Exhibit Number	Description

*10.18	Restricted Stock Unit Matching Grant Agreement dated as of March 6, 2012, by and between Alleghany and Joseph P. Brandon, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is incorporated herein by reference.

*10.19	Success Shares Award Agreement, dated as of March 6, 2012, by and between Alleghany and Joseph P. Brandon, filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is incorporated herein by reference.

10.20(a)	Asset Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville Sales Corporation (the “Celite Asset Purchase Agreement”), filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.

10.20(b)	List of Contents of Exhibits and Schedules to the Celite Asset Purchase Agreement, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.20(c)	Amendment No. 1 dated as of July 31, 1991 to the Celite Asset Purchase Agreement, filed as Exhibit 10.3 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.

10.20(d)	Amendment No. 2 dated as of May 11, 2006 to the Celite Asset Purchase Agreement, filed as Exhibit 10.4 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.

10.21(a)	Acquisition Agreement, dated as of June 6, 2003, by and between Royal Group, Inc. and AIHL (the “Resurgens Specialty Acquisition Agreement”), filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.21(b)	List of Contents of Exhibits and Schedules to the Resurgens Specialty Acquisition Agreement, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.22(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and RIC (the “Royal Indemnity Company Quota Share Reinsurance Agreement”), filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.22(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company Quota Share Reinsurance Agreement, filed as Exhibit 10.5 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.23(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal Surplus Lines Insurance Company and RIC (the “Royal Surplus Lines Insurance Company Quota Share Reinsurance Agreement”), filed as Exhibit 10.6 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.23(b)	List of Contents of Exhibits and Schedules to the Royal Surplus Lines Insurance Company Quota Share Reinsurance Agreement, filed as Exhibit 10.7 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

Exhibit Number	Description

10.24(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Landmark and RIC (the “Landmark Quota Share Reinsurance Agreement”), filed as Exhibit 10.8 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.24(b)	List of Contents of Exhibits and Schedules to the Landmark Quota Share Reinsurance Agreement, filed as Exhibit 10.9 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.25(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Indemnity Company, Resurgens Specialty and RIC (the “Royal Indemnity Company Administrative Services Agreement”), filed as Exhibit 10.10 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.25(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company Administrative Services Agreement, filed as Exhibit 10.11 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.26(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Surplus Lines Insurance Company, Resurgens Specialty and RIC (the “Royal Surplus Lines Insurance Company Administrative Services Agreement”), filed as Exhibit 10.12 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.26(b)	List of Contents of Exhibits and Schedules to the Royal Surplus Lines Insurance Company Administrative Services Agreement, filed as Exhibit 10.13 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.27(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Insurance Company of America, Resurgens Specialty and RIC (the “Royal Insurance Company of America Administrative Services Agreement”), filed as Exhibit 10.14 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.27(b)	List of Contents of Exhibits and Schedules to the Royal Insurance Company of America Administrative Services Agreement, filed as Exhibit 10.15 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.28(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Landmark, Resurgens Specialty and RIC (the “Landmark Administrative Services Agreement”), filed as Exhibit 10.16 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.28(b)	List of Contents of Exhibits and Schedules to the Landmark Administrative Services Agreement, filed as Exhibit 10.17 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.29(a)	RIC (Landmark) Quota Share Reinsurance Agreement, dated as of September 2, 2003, by and between Landmark and Royal Indemnity Company (the “Royal Indemnity Company (Landmark) Quota Share Reinsurance Agreement”), filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

Exhibit Number	Description

10.29(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company (Landmark) Quota Share Reinsurance Agreement, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.30(a)	RIC (Landmark) Administrative Services Agreement, dated as of September 2, 2003, by and between Royal Indemnity Company and Landmark (the “Royal Indemnity Company (Landmark) Administrative Services Agreement”), filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.30(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company (Landmark) Administrative Services Agreement, filed as Exhibit 10.5 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.31(a)	Stock Purchase Agreement, dated as of May 19, 2005, by and among Imerys USA, Inc., Imerys, S.A. and Alleghany (the “Imerys Stock Purchase Agreement”), filed as Exhibit 10.1(a) to Alleghany’s Current Report on Form 8-K filed on May 23, 2005, is incorporated herein by reference.

10.31(b)	List of Contents of Exhibits and Schedules to the Imerys Stock Purchase Agreement, filed as Exhibit 10.1(b) to Alleghany’s Current Report on Form 8-K filed on May 23, 2005, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.32(a)	Agreement and Plan of Merger, dated as of June 27, 2008, by and among Darwin, AWAC and Allied World Merger Company, filed as Exhibit 2.1 to Alleghany’s Current Report on Form 8-K filed on June 30, 2008, is incorporated herein by reference.

10.32(b)	Voting Agreement, dated as of June 27, 2008, by and between AIHL and AWAC, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on June 30, 2008, is incorporated herein by reference.

10.33(a)	Credit Agreement, dated as of September 9, 2010, among Alleghany, the lenders which are signatories thereto and U.S. Bank National Association as administrative agent for the lenders (the “Credit Agreement”), filed as Exhibit 10.1(a) to Alleghany’s Current Report on Form 8-K filed on September 14, 2010, is incorporated herein by reference.

10.33(b)	List of Contents of Exhibits and Schedules to the Credit Agreement, filed as Exhibit 10.1(b) to Alleghany’s Current Report on Form 8-K filed on September 14, 2010, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.34	Security Agreement, dated as of September 9, 2010, by and among the Company and U.S. Bank National Association, as collateral agent, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on September 14, 2010, is incorporated herein by reference.

10.35	Voting Agreement, dated as of February 27, 2012, by and between Alleghany and Davis Selected Advisers, L.P., filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is incorporated herein by reference.

12.1	Statement regarding Calculation of Ratio of Earnings to Fixed Charges.

21	List of subsidiaries of Alleghany.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm, to the incorporation by reference of its reports relating to the financial statements, the related schedules of Alleghany and subsidiaries and its attestation report.

Exhibit Number	Description

23.2	Consent of KPMG LLP, independent registered public accounting firm, to the incorporation by reference of its reports relating to the financial statements, the related schedules of Alleghany and subsidiaries.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-K.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-K.

101.1	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) Consolidated Statements of Earnings and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2012; and (v) Notes to Consolidated Financial Statements.

*	Compensatory plan or arrangement.

†	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, certain instruments defining the rights of holders of long-term debt securities of Alleghany and its consolidated subsidiaries are not filed because the total amount of securities authorized under such instruments does not exceed 10 percent of the total assets of Alleghany and its subsidiaries on a consolidated basis. A copy of such instruments will be furnished to the Securities and Exchange Commission upon request.