Form 10-Q
period 2013-03-31
ALLEGHANY CORP /DE
filed 2013-05-06
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

16,786,244 SHARES, PAR VALUE $1.00 PER SHARE, AS OF MAY 1, 2013

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)
	(in thousands, except share amounts)

Assets
Investments:
Available-for-sale securities at fair value:
Equity securities (cost: 2013 – $1,852,640; 2012 – $1,436,540)	$2,004,896	$1,424,014
Debt securities (amortized cost: 2013 – $14,755,756; 2012 – $15,593,278)	15,110,495	15,999,538
Short-term investments	757,109	366,044

	17,872,500	17,789,596
Other invested assets	643,102	537,350

Total investments	18,515,602	18,326,946
Cash	574,879	649,524
Accrued investment income	157,718	165,857
Premium balances receivable	672,682	585,195
Reinsurance recoverables	1,310,700	1,348,599
Ceded unearned premiums	169,009	154,980
Deferred acquisition costs	321,475	303,515
Property and equipment at cost, net of accumulated depreciation and amortization	33,218	34,118
Goodwill	83,447	83,447
Intangible assets, net of amortization	117,142	128,773
Current taxes receivable	—	79,933
Net deferred tax assets	485,319	532,569
Other assets	363,355	414,511

Total assets	$22,804,546	$22,807,967

Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	12,051,499	12,239,766
Unearned premiums	1,723,680	1,705,342
Senior Notes	1,807,252	1,811,483
Reinsurance payable	80,423	67,654
Current taxes payable	10,311	—
Other liabilities	506,085	579,935

Total liabilities	16,179,250	16,404,180

Common stock (shares authorized: 2013 and 2012 – 22,000,000; issued 2013 –17,459,961; 2012 – 17,478,746)	17,460	17,479
Contributed capital	3,612,743	3,619,912
Accumulated other comprehensive income	313,504	250,508
Treasury stock, at cost (2013 – 674,653 shares; 2012 – 588,123 shares)	(206,411)	(175,818)
Retained earnings	2,888,000	2,691,706

Total stockholders’ equity	6,625,296	6,403,787

Total liabilities and stockholders’ equity	$22,804,546	$22,807,967

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$1,075,013	$434,207
Net investment income	118,811	53,194
Net realized capital gains	50,902	67,989
Other than temporary impairment losses	(32,312)	(1,778)
Gain on bargain purchase	—	494,940
Other income	11,141	315

Total revenues	1,223,555	1,048,867

Costs and Expenses
Net loss and loss adjustment expenses	567,413	233,946
Commissions, brokerage and other underwriting expenses	326,227	99,860
Other operating expenses	30,738	15,652
Corporate administration	12,422	47,293
Amortization of intangible assets	11,630	31,939
Interest expense	21,736	9,077

Total costs and expenses	970,166	437,767

Earnings before income taxes	253,389	611,100
Income taxes	57,095	50,997

Net earnings	$196,294	$560,103

Other comprehensive income:
Change in unrealized gains (losses), net of deferred taxes of $45,877 and $20,145 for 2013 and 2012, respectively	85,200	37,412
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of $(6,507) and $(23,174) for 2013 and 2012, respectively	(12,084)	(43,037)
Change in unrealized currency translation adjustment, net of deferred taxes of $(5,366) and $1,730 for 2013 and 2012, respectively	(9,966)	3,213
Retirement plans	(154)	(760)

Comprehensive income	$259,290	$556,931

Basic earnings per share	$11.67	$51.17
Diluted earnings per share	11.67	51.06

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cash flows from operating activities
Net earnings	$196,294	$560,103
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	65,199	45,146
Net realized capital (gains) losses	(50,902)	(67,989)
Other than temporary impairment losses	32,312	1,778
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	50,668	10,378
(Increase) decrease in premium balances receivable	(87,487)	(32,711)
(Increase) decrease in ceded unearned premiums	(14,029)	4,862
(Increase) decrease in deferred acquisition costs	(17,960)	(46,540)
Increase (decrease) in unearned premiums	18,338	(1,375)
Increase (decrease) in loss and loss adjustment expenses	(188,267)	(452)
Change in unrealized foreign exchange (losses) gains	78,955	(24,878)
Gain on bargain purchase	—	(494,940)
Other, net	67,433	11,453

Net adjustments	(45,740)	(595,268)

Net cash provided by (used in) operating activities	150,554	(35,165)

Cash flows from investing activities
Purchases of debt securities	(1,903,342)	(443,860)
Purchases of equity securities	(1,376,991)	(113,044)
Sales of debt securities	2,178,552	192,637
Maturities and redemptions of debt securities	432,542	182,663
Sales of equity securities	863,175	465,542
Net (purchase) sale in short-term investments	(372,447)	625,330
Purchases of property and equipment	(1,557)	(1,127)
Purchase of subsidiary, net of cash acquired	—	(433,310)
Other, net	20,439	(4,195)

Net cash (used in) provided by investing activities	(159,629)	470,636

Cash flows from financing activities
Treasury stock acquisitions	(31,576)	—
Other, net	(8,735)	(1,126)

Net cash provided by (used in) financing activities	(40,311)	(1,126)

Effect of exchange rate changes on cash	(25,259)	1,122

Net (decrease) increase in cash	(74,645)	435,467
Cash at beginning of period	649,524	84,749

Cash at end of period	$574,879	$520,216

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$8,438	$8,438
Income taxes paid (refunds received)	(45,366)	17,017

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”) of Alleghany Corporation, a Delaware corporation (“Alleghany”). Unless the context otherwise requires, references to “Alleghany” include Alleghany together with its subsidiaries.

Alleghany is engaged in the property and casualty reinsurance and insurance business. Reinsurance business is conducted through certain subsidiaries of Alleghany’s wholly-owned subsidiary Transatlantic Holdings, Inc. (“TransRe”), which was acquired in a merger transaction (the “merger”) on March 6, 2012 (the “Acquisition Date”). Insurance business is conducted through certain subsidiaries of Alleghany Insurance Holdings LLC (“AIHL”).

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

The accompanying consolidated financial statements include the results of Alleghany and its wholly-owned and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company balances and transactions have been eliminated in consolidation. The results of TransRe are included starting from the Acquisition Date and the results of BKI are included starting from April 26, 2012.

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

(b) Significant Accounting Principles

Alleghany’s significant accounting policies can be found in Note 1 to the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of the 2012 10-K.

(c) Recent Accounting Standards

Recently Adopted

In January 2013, the Financial Accounting Standards Board (the “FASB”) issued guidance on the amounts reclassified out of accumulated other comprehensive income. Other comprehensive income includes gains and losses that are initially excluded from net earnings for a given period, and later reclassified out of accumulated other comprehensive income into net earnings. This guidance requires companies to disclose information about reclassifications out of accumulated other comprehensive income in one place. This guidance is effective for interim and annual periods beginning after December 15, 2012. Alleghany adopted this guidance in the first quarter of 2013, and the implementation did not have an impact on its results of operations and financial condition. See Note 6(b).

In December 2011, the FASB issued guidance on disclosure requirements related to offsetting arrangements. The guidance provides for additional financial statement disclosure regarding offsetting and related arrangements to enable financial statement users to understand the effect of those arrangements on an entity’s financial position. This guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013. Alleghany adopted this guidance in the first quarter of 2013, and the implementation did not have a material impact on its results of operations and financial condition.

2.	Fair Value of Financial Instruments

The carrying values and estimated fair values of Alleghany’s consolidated financial instruments as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Investments (excluding equity method investments)(1)	$18,015.4	$18,015.4	$17,831.8	$17,831.8

Liabilities
Senior Notes(2)	$1,807.3	$1,984.2	$1,811.5	$1,946.7

(1)	This table includes available-for-sale (“AFS”) investments (debt and equity securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is presented below.
(2)	See Note 8 to the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of the 2012 10-K for additional information.

Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of March 31, 2013 and December 31, 2012 were as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of March 31, 2013
Equity securities:
Common stock(1)	$2,004.9	$—	$—	$2,004.9
Preferred stock	—	—	—	—

Total equity securities	2,004.9	—	—	2,004.9

Debt securities:
U.S. Government obligations	—	522.1	—	522.1
Municipal bonds	—	6,321.8	—	6,321.8
Foreign government obligations	—	821.1	—	821.1
U.S. corporate bonds	—	2,836.4	6.1	2,842.5
Foreign corporate bonds	—	1,950.1	—	1,950.1
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(2)	—	1,549.3	61.9	1,611.2
Commercial mortgage-backed securities (“CMBS”)	—	553.7	73.9	627.6
Other asset-backed securities	—	410.0	4.1	414.1

Total debt securities	—	14,964.5	146.0	15,110.5
Short-term investments	—	757.1	—	757.1
Other invested assets (excluding equity method investments)(3)	—	—	142.9	142.9

Total investments (excluding equity method investments)	$2,004.9	$15,721.6	$288.9	$18,015.4

Senior Notes	$—	$1,984.2	$—	$1,984.2

	Level 1	Level 2	Level 3	Total
		(in millions)
As of December 31, 2012
Equity securities:
Common stock(1)	$1,424.0	$—	$—	$1,424.0
Preferred stock	—	—	—	—

Total equity securities	1,424.0	—	—	1,424.0

Debt securities:
U.S. Government obligations	—	522.9	—	522.9
Municipal bonds	—	6,304.1	—	6,304.1
Foreign government obligations	—	816.0	—	816.0
U.S. corporate bonds	—	3,485.3	30.4	3,515.7
Foreign corporate bonds	—	2,198.5	—	2,198.5
Mortgage and asset-backed securities:
RMBS(2)	—	1,602.9	59.6	1,662.5
CMBS	—	434.0	76.1	510.1
Other asset-backed securities	—	463.8	5.9	469.7

Total debt securities	—	15,827.5	172.0	15,999.5
Short-term investments	—	366.0	—	366.0
Other invested assets (excluding equity method investments)(3)	—	—	42.3	42.3

Total investments (excluding equity method investments)	$1,424.0	$16,193.5	$214.3	$17,831.8

Senior Notes	$—	$1,946.7	$—	$1,946.7

(1)	Of the $2,004.9 million and $1,424.0 million of fair value as of March 31, 2013 and December 31, 2012, respectively, $775.0 million and $542.2 million, respectively, related to certain energy sector businesses.
(2)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis.

In the three months ended March 31, 2013, there were no transfers among Levels 1, 2 or 3.

The following table presents a reconciliation of the changes during the three months ended March 31, 2013 in Level 3 assets measured at fair value:

	Debt Securities
		Mortgage and asset-backed
Three Months Ended March 31, 2013	U.S. Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	(in millions)
Balance as of January 1, 2013	$30.4	$59.6	$76.1	$5.9	$42.3	$214.3
Net realized/unrealized gains (losses) included in:

Net earnings(2)	0.3	(0.8)	(0.2)	0.1	—	(0.6)
Other comprehensive income	(0.4)	5.2	(1.0)	(0.4)	0.6	4.0
Purchases	—	—	—	—	100.0	100.0
Sales	(23.8)	—	—	—	—	(23.8)
Issuances	—	—	—	—	—	—
Settlements	(0.4)	(2.1)	(1.0)	(1.5)	—	(5.0)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—

Balance as of March 31, 2013	$6.1	$61.9	$73.9	$4.1	$142.9	$288.9

(1)	Includes partnership and non-marketable equity investments accounted for on an AFS basis.
(2)	There were no other than temporary impairment (“OTTI”) losses recorded in net earnings related to Level 3 instruments still held as of March 31, 2013.

Net unrealized losses related to Level 3 investments as of March 31, 2013 and December 31, 2012 were not material.

See Note 1(c) to the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of the 2012 10-K for Alleghany’s accounting policy on fair value.

3.	Investments

(a) Unrealized Gains and Losses

The amortized cost or cost and the fair value of AFS securities as of March 31, 2013 and December 31, 2012 are summarized as follows (in millions):

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2013
Equity securities:
Common stock*	$1,852.6	$208.6	$(56.3)	$2,004.9
Preferred stock	—	—	—	—

Total equity securities	1,852.6	208.6	(56.3)	2,004.9

Debt securities:
U.S. Government obligations	515.7	6.6	(0.2)	522.1
Municipal bonds	6,163.9	167.0	(9.1)	6,321.8
Foreign government obligations	805.3	16.3	(0.5)	821.1
U.S. corporate bonds	2,785.0	59.5	(2.0)	2,842.5
Foreign corporate bonds	1,894.2	56.6	(0.7)	1,950.1
Mortgage and asset-backed securities:
RMBS	1,574.3	45.7	(8.8)	1,611.2
CMBS	609.0	19.8	(1.2)	627.6
Other asset-backed securities	408.4	5.8	(0.1)	414.1

Total debt securities	14,755.8	377.3	(22.6)	15,110.5
Short-term investments	757.1	—	—	757.1

Total	$17,365.5	$585.9	$(78.9)	$17,872.5

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2012
Equity securities:
Common stock*	$1,436.5	$90.3	$(102.8)	$1,424.0
Preferred stock	—	—	—	—

Total equity securities	1,436.5	90.3	(102.8)	1,424.0

Debt securities:
U.S. Government obligations	514.9	8.1	(0.1)	522.9
Municipal bonds	6,122.6	185.9	(4.4)	6,304.1
Foreign government obligations	800.9	15.6	(0.5)	816.0
U.S. corporate bonds	3,448.1	69.7	(2.1)	3,515.7
Foreign corporate bonds	2,137.7	61.1	(0.3)	2,198.5
Mortgage and asset-backed securities:
RMBS	1,617.4	50.8	(5.7)	1,662.5
CMBS	486.6	26.1	(2.6)	510.1
Other asset-backed securities	465.1	4.6	—	469.7

Total debt securities	15,593.3	421.9	(15.7)	15,999.5
Short-term investments	366.0	—	—	366.0

Total	$17,395.8	$512.2	$(118.5)	$17,789.5

*	Of the $2,004.9 million and $1,424.0 million of fair value as of March 31, 2013 and December 31, 2012, respectively, $775.0 million and $542.2 million, respectively, related to certain energy sector businesses.

(b) Contractual Maturity

The amortized cost and estimated fair value of debt securities as of March 31, 2013 by contractual maturity are shown below (in millions). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost or Cost	Fair Value
Short-term investments due in one year or less	$757.1	$757.1

Mortgage and asset-backed securities*	2,591.7	2,652.9
Debt securities with maturity dates:
One year or less	619.2	621.5
Over one through five years	4,223.2	4,297.3
Over five through ten years	3,661.3	3,784.0
Over ten years	3,660.4	3,754.8

Total debt securities	14,755.8	15,110.5

Equity securities	1,852.6	2,004.9

Total	$17,365.5	$17,872.5

*	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

Net investment income for the three months ended March 31, 2013 and 2012 was as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Interest income	$83.5	$41.1
Dividend income	15.1	1.9
Investment expenses	(5.0)	(2.8)
Equity income (losses) of Homesite	21.4	14.6
Equity income (losses) of ORX	0.7	(1.8)
Equity income of Pillar Investments*	1.6	—
Other investment income	1.5	0.2

Total	$118.8	$53.2

*	See Note 3(g) for discussion of the Pillar Investments.

As of March 31, 2013, non-income producing invested assets were insignificant.

(d) Realized Gains and Losses

The proceeds from sales of AFS securities were $3.0 billion and $0.7 billion for the three months ended March 31, 2013 and 2012, respectively.

Realized capital gains and losses in the three months ended March 31, 2013 and 2012 arose primarily from the sales of equity securities. Realized capital gains for the three months ended March 31, 2012 include $63.1 million of capital gains from the sales of shares of common stock of Exxon Mobil Corporation in January 2012. The amount of gross realized capital gains and gross realized capital losses of AFS securities for the three months ended March 31, 2013 and 2012 were as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Gross realized capital gains	$61.7	$72.9
Gross realized capital losses	(10.8)	(4.9)

Net realized capital gains	$50.9	$68.0

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

To the extent that an equity security in an unrealized loss position is not impaired based on the initial review described above, Alleghany then further evaluates such equity security and deems it to be other-than-temporarily impaired if it has been in an unrealized loss position for 12 months or more or if its unrealized loss position is greater than 50 percent of its cost, absent compelling evidence to the contrary.

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

OTTI losses for the first quarter of 2013 reflect $32.3 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $32.3 million, $31.9 million related to the equity securities of a single issuer in the chemical sector, and $0.4 million related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the duration of the decline in fair value of such securities relative to their cost as of the balance sheet date.

OTTI losses for the three months ended March 31, 2012 reflect $1.8 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $1.8 million, $0.9 million related to an equity security in the energy sector and $0.9 million related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the duration of the decline in fair value of such securities relative to their cost as of the balance sheet date.

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of March 31, 2013 were deemed to be temporary, based on, among other things: (i) the duration of time and the relative magnitude to which fair values of these investments has been below cost was not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for 12 months or more as of March 31, 2013); (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term prospects of the issuer of the investment; and (iii) Alleghany’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

(f) Aging of Gross Unrealized Losses

As of March 31, 2013 and December 31, 2012, gross unrealized investment losses and related fair values for debt securities and equity securities, grouped by length of time in a continuous unrealized loss position, were as follows (in millions):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of March 31, 2013
Equity securities:
Common stock	$602.5	$56.3	$—	$—	$602.5	$56.3
Preferred stock	—	—	—	—	—	—

Total equity securities	602.5	56.3	—	—	602.5	56.3

Debt securities:
U.S. Government obligations	65.4	0.2	—	—	65.4	0.2
Municipal bonds	807.7	6.3	136.8	2.8	944.5	9.1
Foreign government obligations	62.6	0.5	—	—	62.6	0.5
U.S. corporate bonds	228.5	2.0	5.4	—	233.9	2.0
Foreign corporate bonds	85.4	0.7	4.7	—	90.1	0.7
Mortgage and asset-backed securities:
RMBS	620.8	7.5	8.8	1.3	629.6	8.8
CMBS	133.1	0.9	4.4	0.3	137.5	1.2
Other asset-backed securities	48.0	0.1	0.5	—	48.5	0.1

Total debt securities	2,051.5	18.2	160.6	4.4	2,212.1	22.6

Total temporarily impaired securities	$2,654.0	$74.5	$160.6	$4.4	$2,814.6	$78.9

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2012
Equity securities:
Common stock	$796.1	$102.8	$—	$—	$796.1	$102.8
Preferred stock	—	—	—	—	—	—

Total equity securities	796.1	102.8	—	—	796.1	102.8

Debt securities:
U.S. Government obligations	7.1	0.1	—	—	7.1	0.1
Municipal bonds	1,006.6	4.4	0.5	—	1,007.1	4.4
Foreign government obligations	102.3	0.5	—	—	102.3	0.5
U.S. corporate bonds	404.4	2.1	—	—	404.4	2.1
Foreign corporate bonds	111.4	0.3	—	—	111.4	0.3
Mortgage and asset-backed securities:
RMBS	291.4	5.7	0.6	—	292.0	5.7
CMBS	50.2	1.3	7.8	1.3	58.0	2.6
Other asset-backed securities	2.2	—	0.9	—	3.1	—

Total debt securities	1,975.6	14.4	9.8	1.3	1,985.4	15.7

Total temporarily impaired securities	$2,771.7	$117.2	$9.8	$1.3	$2,781.5	$118.5

As of March 31, 2013, Alleghany held a total of 384 debt and equity securities that were in an unrealized loss position, of which 28 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. Such unrealized losses associated with debt securities consisted primarily of municipal bonds and RMBS.

As of March 31, 2013, substantially all of Alleghany’s debt securities were rated investment grade, with approximately 1.8 percent of debt securities having issuer credit ratings that were below investment grade or not rated.

(g) Investments in Variable Interest Entities

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds (the “Funds”), which are managed by Pillar Holdings. In the first quarter of 2013, TransRe invested an additional $25.0 million in the Funds. The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss is limited to its aggregate investment of $225.0 million. As of March 31, 2013, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $226.6 million, which is reported in other invested assets on its consolidated balance sheets.

4.	Reinsurance Ceded

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

Reinsurance contracts are typically pro rata treaties, which include surplus share treaties, and excess-of loss treaties. Under pro rata reinsurance, Alleghany and its reinsurers share premiums, losses and expenses in an agreed upon proportion. Excess-of-loss reinsurance provides reimbursement to Alleghany for losses in excess of a certain amount up to a predetermined limit in exchange for consideration generally based on a percentage of premiums of the individual policy or policies.

A discussion of the more significant programs follows.

As discussed in the 2012 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk, and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2013. RSUI placed its catastrophe reinsurance program for the 2013-2014 period, and the new program is similar to the expired program.

The new catastrophe reinsurance program provides coverage in three layers for $500.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 60.0 percent co-participation by RSUI, in excess of the $100.0 million net retention, the second layer provides coverage for $300.0 million of losses, before a 5.0 percent co-participation by RSUI, in excess of $200.0 million and the third layer provides coverage for $100.0 million of losses in excess of $500.0 million, with no co-participation by RSUI. In addition, RSUI’s property per risk reinsurance program for the 2013-2014 period provides RSUI with coverage for $90.0 million of losses, before a 10.0 percent co-participation by RSUI, in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance.

5.	Income Taxes

The effective tax rate for the first three months of 2013 was 22.5 percent, compared with 8.3 percent for the first three months of 2012. The higher effective tax rate in the first three months of 2013 primarily reflects the absence of a gain on bargain purchase, which had a significant impact in the first three months of 2012. The gain on bargain purchase resulted in a significant increase in earnings before income taxes without a corresponding increase in income taxes. The impact of the gain on bargain purchase on the effective tax rate in the first three months of 2012 was partially offset by the impact of certain non-deductible transaction costs in the first three months of 2012, which resulted in losses before income taxes without a corresponding decrease in income taxes. As a result of these non-recurring, merger-related items, the effective tax rate for the first three months of 2012 was reduced by a net 10.8 percentage points.

Alleghany believes that, as of March 31, 2013, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There was no liability for interest or penalties accrued as of March 31, 2013.

6.	Stockholders’ Equity

(a) Common Stock Repurchases

In October 2012, Alleghany’s Board of Directors authorized the repurchase of shares of Common Stock, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million. In the first three months of 2013, Alleghany repurchased an aggregate of 89,751 shares of its common stock in the open market for $31.6 million, at an average price per share of $351.82.

(b) Accumulated Other Comprehensive Income

The following table presents a reconciliation of the changes during the three months ended March 31, 2013 in accumulated other comprehensive income (in millions):

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total

Balance as of January 1, 2013	$263.3	$(13.4)	$0.6	$250.5
Other comprehensive income, net of tax:
Other comprehensive income before reclassifications	85.2	(10.0)	(0.1)	75.1
Reclassifications from accumulated other comprehensive income	(12.1)	—	—	(12.1)

Total	73.1	(10.0)	(0.1)	63.0

Balance as of March 31, 2013	$336.4	$(23.4)	$0.5	$313.5

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013 were as follows (in millions):

Accumulated Other Comprehensive Income Component	Line in Consolidated Statement of Earnings
Unrealized appreciation of investments:	Net realized capital gains	$(50.9)
	Other than temporary impairment losses	32.3
	Income taxes	6.5

Total reclassifications:	Net earnings	$(12.1)

7.	Earnings Per Share of Common Stock

The following is a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three Months Ended March 31,
	2013	2012
Net earnings	$196.3	$560.1
Effect of dilutive securities	—	0.2

Income available to common stockholders for diluted earnings per share	$196.3	$560.3

Weighted average common shares outstanding applicable to basic earnings per share	16,822,056	10,945,269
Effect of dilutive securities	—	28,160

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	16,822,056	10,973,429

Contingently issuable shares of 53,720 and 37,899 were potentially available during the first quarter of 2013 and 2012, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

8.	Commitments and Contingencies

(a) Legal Proceedings

Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provisions are adequate.

On November 20, 2011, Alleghany entered into an Agreement and Plan of Merger (the “Merger Agreement”) with its wholly-owned subsidiary Shoreline Merger Sub, LLC (subsequently converted into a corporation) (“Merger Sub”) and Transatlantic Holdings, Inc. (“Old TransRe”). On March 6, 2012, Old Transatlantic was merged with and into Merger Sub, which was renamed “Transatlantic Holdings, Inc.,” and became a wholly-owned subsidiary of Alleghany. In connection with the merger, Alleghany, Merger Sub and Old TransRe, among others, were named as defendants in three putative stockholder class action lawsuits, one consolidated lawsuit filed in the Court of Chancery of the State of Delaware (the “Court”) and two lawsuits filed in the Supreme Court of the State of New York. Such lawsuits challenged the merger and alleged that Alleghany, Merger Sub and Old TransRe aided and abetted an alleged breach of fiduciary duty by Old TransRe’s board of directors in connection with the merger, among other allegations.

On January 30, 2012, Alleghany and the other defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of these three putative stockholder class actions against Alleghany, Merger Sub, Old TransRe, Old TransRe’s directors, and Allied World Assurance Company Holdings, AG, among others. Pursuant to the terms of the proposed settlement, certain supplemental disclosures were made related to the merger. The memorandum of understanding contemplated that the parties would enter into a stipulation of settlement. On October 12, 2012, the parties entered into a stipulation of settlement that includes customary conditions, including court approval following notice to Old TransRe’s stockholders. On January 10, 2013, a hearing was held before the Court to consider the fairness, reasonableness, and adequacy of the settlement, as well as plaintiffs’ counsel’s petition for an award of attorneys’ fees and expenses not to exceed $0.5 million, to be paid, or cause to be paid, by TransRe. At the hearing, the Chancellor declined to approve the settlement, but granted plaintiffs’ counsel an opportunity to make a supplemental submission addressing, among other things, the materiality of the supplemental disclosures made in connection with the settlement. On January 29, 2013, the plaintiffs filed such supplemental submission. On February 28, 2013, another hearing was held before the Court to consider the proposed settlement. At that hearing, the Court declined to approve the settlement and, on March 13, 2013, the Court entered an order dismissing the consolidated Delaware action without prejudice. On April 25, 2013, one of the two lawsuits filed in the Supreme Court of the State of New York was discontinued. On April 26, 2013, the remaining lawsuit was also discontinued.

(b) Indemnification Obligations

On July 14, 2005, Alleghany completed the sale of its worldwide industrial minerals business. Pursuant to the terms of the sale, Alleghany undertook certain indemnification obligations, including a general indemnification for breaches of representations and warranties, and a special indemnification related to products liability claims arising from events that occurred during pre-closing periods, including the period of Alleghany ownership, that will expire on July 31, 2016. Additional information about these indemnification obligations can be found in Note 12(b) to the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of the 2012 10-K.

(c) Leases

Alleghany leases certain facilities, furniture and equipment under long-term lease agreements.

(d) Asbestos and Environmental Impairment Exposure

Loss and loss adjustment expenses (“LAE”) include amounts for risks relating to asbestos-related illnesses and environmental impairment. As of March 31, 2013 and December 31, 2012, such gross and net reserves were as follows (in millions):

	March 31, 2013		December 31, 2012
	Gross	Net	Gross	Net
TransRe	$528.2	$404.8	$512.4	$394.5
CATA	13.4	13.3	13.5	13.5

Total	$541.6	$418.1	$525.9	$408.0

The reserves carried for such claims, including the incurred but not reported portion, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for asbestos-related illness and environmental impairment losses, particularly for those occurring in 1985 and prior, which represents the majority of TransRe’s asbestos-related illness and environmental impairment reserves. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other reasons. Further, possible changes in statutes, laws, regulations, theories of liability and other factors could have a material effect on these liabilities and, accordingly, future earnings.

(e) Equity Holdings Concentration

As of March 31, 2013 and December 31, 2012, Alleghany had a concentration of market risk in its AFS equity securities portfolio with respect to certain energy sector businesses of $775.0 million and $542.2 million, respectively.

9.	Segments of Business

(a) Overview

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its business into two reportable segments – reinsurance and insurance. In addition, reinsurance and insurance underwriting activities are evaluated separately from investment and corporate activities. Net realized capital gains and OTTI losses are not considered relevant in evaluating investment performance on an annual basis. Segment accounting policies are described in Note 1 to the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of the 2012 10-K.

The reinsurance segment consists of property and casualty reinsurance operations conducted by TransRe’s reinsurance operating units and is further reported by major product lines (“property” and “casualty & other”). TransRe provides property and casualty reinsurance to insurers and reinsurers through brokers and on a direct basis to ceding companies. TransRe also writes a modest amount of insurance business, which is included in the reinsurance segment. Approximately half of the premiums earned by TransRe’s operations are generated by offices located in Canada, Europe, Asia, Australia, Africa and those serving Latin America and the Caribbean. Although the majority of the premiums earned by these offices typically relate to the regions where they are located, a significant portion may be derived from other regions of the world, including the United States. In addition, although a significant portion of the assets and liabilities of these foreign offices generally relate to the countries where ceding companies and reinsurers are located, most investments are located in the country of domicile of these offices.

The insurance segment consists of property and casualty insurance operations conducted by AIHL through RSUI, CATA and PCC. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment.

The primary components of “corporate activities” are Alleghany Properties, Alleghany’s investments in Homesite and ORX and strategic investments and other activities at the parent level. As of April 26, 2012, corporate activities also includes the operating results of BKI. Corporate activities also includes interest expense associated with senior notes issued by Alleghany, whereas interest expense associated with senior notes issued by TransRe is included in “Total Segments.” Information related to the senior notes can be found in Note 8 to the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of the 2012 10-K.

(b) Results

Segment results for Alleghany’s two reportable segments and for corporate activities for the three months ended March 31, 2013 and March 31, 2012 (which include TransRe from March 6, 2012 through March 31, 2012) are shown in the tables below:

	Reinsurance Segment			Insurance Segment
Three Months Ended March 31, 2013	Property	Casualty & Other(1)	Total	RSUI	CATA	PCC	Total	Total Segments	Corporate Activities(2)	Consolidated
					(in millions)
Gross premiums written	$270.1	$637.6	$907.7	$285.8	$40.2	$9.1	$335.1	$1,242.8	$(5.3)	$1,237.5
Net premiums written	236.7	629.3	866.0	181.2	37.8	8.9	227.9	1,093.9	—	1,093.9

Net premiums earned	250.1	603.8	853.9	175.7	37.3	8.1	221.1	1,075.0	—	1,075.0
Net loss and LAE	56.2	415.0	471.2	70.4	18.1	7.7	96.2	567.4	—	567.4
Commissions, brokerage and other underwriting expenses	62.4	188.9	251.3	48.4	19.5	7.0	74.9	326.2	—	326.2

Underwriting profit (loss)(3)	$131.5	$(0.1)	$131.4	$56.9	$(0.3)	$(6.6)	$50.0	181.4	—	181.4

Net investment income								93.3	25.5	118.8
Net realized capital gains								49.3	1.6	50.9
Other than temporary impairment losses								(32.3)	—	(32.3)
Gain on bargain purchase								—	—	—
Other income								0.7	10.5	11.2
Other operating expenses								20.4	10.4	30.8
Corporate administration								—	12.4	12.4

Amortization of intangible assets								11.6	—	11.6
Interest expense								12.4	9.4	21.8

Earnings before income taxes								$248.0	$5.4	$253.4

	Reinsurance Segment			Insurance Segment
Three Months Ended March 31, 2012	Property	Casualty & Other(1)	Total	RSUI	CATA	PCC	Total	Total Segments	Corporate Activities(2)	Consolidated
					(in millions)
Gross premiums written	$71.1	$175.0	$246.1	$247.3	$38.5	$2.7	$288.5	$534.6	$(1.2)	$533.4
Net premiums written	63.7	172.6	236.3	158.9	36.3	2.7	197.9	434.2	—	434.2

Net premiums earned	66.1	177.0	243.1	153.9	34.7	2.5	191.1	434.2	—	434.2
Net loss and LAE	17.8	129.9	147.7	65.1	18.6	2.5	86.2	233.9	—	233.9
Commissions, brokerage and other underwriting expenses	8.1	21.1	29.2	44.8	19.2	6.7	70.7	99.9	—	99.9

Underwriting profit (loss)(3)	$40.2	$26.0	$66.2	$44.0	$(3.1)	$(6.7)	$34.2	100.4	—	100.4

Net investment income								40.7	12.5	53.2
Net realized capital gains								29.3	38.7	68.0
Other than temporary impairment losses								(1.8)	—	(1.8)
Gain on bargain purchase								—	494.9	494.9
Other income								0.3	—	0.3
Other operating expenses								13.8	1.9	15.7
Corporate administration								—	47.3	47.3

Amortization of intangible assets								31.9	—	31.9
Interest expense								4.8	4.3	9.1

Earnings before income taxes								$118.4	$492.6	$611.0

(1)	Casualty & other primarily consists of assumed: directors and officers liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Includes elimination of minor reinsurance activity between segments.
(3)	Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit enhances the understanding of its segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

(c) Identifiable assets and equity

As of March 31, 2013, the identifiable assets of the reinsurance segment, insurance segment and corporate activities were $16.3 billion, $5.8 billion and $0.7 billion, respectively, of which cash and invested assets represented $14.4 billion, $4.2 billion and $0.5 billion, respectively. As of March 31, 2013, Alleghany’s equity attributable to the reinsurance segment, insurance segment and corporate activities was $4.3 billion, $2.4 billion and ($0.1) billion, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, or this “Form 10-Q,” to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. In addition, unless the context otherwise requires, references to

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

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Quantitative and Qualitative Disclosures About Market Risk” contain disclosures which are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “potential,” “should,” “continue” or the negative versions of those words or other comparable words. These forward-looking statements are based upon our current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and our future financial condition and results. These statements are not guarantees of future performance, and we have no specific intention to update these statements. The uncertainties and risks include, but are not limited to,

•	significant weather-related or other natural or man-made catastrophes and disasters;

•	the cyclical nature of the property and casualty reinsurance and insurance industries;

•	changes in market prices of our significant equity investments and changes in value of our debt securities portfolio;

•	adverse loss development for events insured by our reinsurance and insurance operating units in either the current year or prior years;

•	the long-tail and potentially volatile nature of certain casualty lines of business written by our reinsurance and insurance operating units;

•	the cost and availability of reinsurance;

•	exposure to terrorist acts and acts of war;

•	the willingness and ability of our reinsurance and insurance operating units’ reinsurers to pay reinsurance recoverables owed to our reinsurance and insurance operating units;

•	changes in the ratings assigned to our reinsurance and insurance operating units;

•	claims development and the process of estimating reserves;

•	legal, political, judicial and regulatory changes, including the federal financial regulatory reform of the insurance industry by the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	the uncertain nature of damage theories and loss amounts;

•	the reliance by our reinsurance operating units on a limited number of brokers;

•	increases in the levels of risk retention by our reinsurance and insurance operating units;

•	the loss of key personnel of our reinsurance or insurance operating units;

•	fluctuation in foreign currency exchange rates;

•	the failure to comply with the restrictive covenants contained in the agreements governing our indebtedness;

•	the ability to make payments on, or repay or refinance, our debt; and

•	risks inherent in international operations.

Additional risks and uncertainties include general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession; variations in political, economic or other factors; risks relating to conducting operations in a competitive environment; effects of acquisition and disposition activities, inflation rates, or recessionary or expansive trends; changes in interest rates; extended labor disruptions, civil unrest, or other external factors over which we have no control; and changes in our plans, strategies, objectives, expectations, or intentions, which may happen at any time at our discretion. As a consequence, current plans, anticipated actions, and future financial condition and results may differ from those expressed in any forward-looking statements made by us or on our behalf. See Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2012, or the “2012 10-K,” for a more detailed discussion of these risks and uncertainties.

Overview

We are a Delaware corporation which owns and manages operating subsidiaries and investments, anchored by a core position in property and casualty reinsurance and insurance. We were incorporated in 1984 under the laws of the State of Delaware and in December 1986, we succeeded to the business of our parent company, Alleghany Corporation, which was incorporated in 1929.

Prior to March 6, 2012, we were primarily engaged, through AIHL and its subsidiaries, in the property and casualty insurance business. AIHL’s insurance operations are principally conducted by its subsidiaries RSUI, CATA and PCC. CATA has been a subsidiary of AIHL since January 2002, and RSUI has been a subsidiary of AIHL since July 2003. In June 2006, AIHL Re was established as a captive reinsurance subsidiary of AIHL, and AIHL Re has, in the past, provided reinsurance to our insurance operating units and affiliates. PCC has been a subsidiary of AIHL since July 18, 2007.

On March 6, 2012, or the “Acquisition Date,” we consummated a merger transaction, or the “merger,” with TransRe. As a result of the merger, TransRe became one of our wholly-owned subsidiaries. Our reinsurance operations began immediately following the merger. See Note 2 to the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of our 2012 10-K for additional detail on the merger.

Although our primary sources of revenues and earnings are our reinsurance and insurance operations and investments, we also seek out strategic investments and conduct other activities at the parent level. Strategic investments currently include, among others, an approximately 33 percent stake in Homesite Group Incorporated, or “Homesite,” a national, full-service, mono-line provider of homeowners insurance, and an approximately 38 percent stake in ORX Exploration, Inc., or “ORX,” a regional gas and oil exploration and production company. We manage, source, execute, and monitor our private equity investments, primarily through our wholly-owned subsidiary Alleghany Capital Partners. On April 26, 2012, our majority-owned subsidiary Bourn & Koch acquired BKI, a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois. In addition, we own and manage land in the Sacramento, California region through our subsidiary Alleghany Properties.

As of March 31, 2013, Alleghany had total assets of $22.8 billion and total stockholders’ equity of $6.6 billion. As of March 31, 2013, we had consolidated total investments of approximately $18.5 billion, of which $15.1 billion was invested in debt securities, $2.0 billion was invested in equity securities, $0.8 billion was invested in short-term investments, and $0.6 billion was invested in other invested assets.

Segment Information

Our segments are reported in a manner consistent with the way management evaluates the businesses. As such, we classify our business into two reportable segments, reinsurance and insurance. Reinsurance and insurance underwriting activities are evaluated separately from investment and corporate activities. The primary components of “corporate activities” are Alleghany Properties, our investments in Homesite and ORX and strategic investments and other activities at the parent level. As of April 26, 2012, corporate activities also includes the operating results of BKI. See below and Note 9 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for an analysis of our underwriting results by segment and corporate activities, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

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

The profitability of our reinsurance and insurance operating units is also impacted by competition generally and price competition in particular. Historically, the performance of the property and casualty reinsurance and insurance industries has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity followed by periods of high premium rates and shortages of underwriting capacity. Although an individual reinsurance or insurance company’s performance is dependent on its own specific business characteristics, the profitability of most property and casualty reinsurance and insurance companies tends to follow this cyclical market pattern. The property and casualty reinsurance and insurance industry has also been highly competitive in recent years, although, following significant catastrophe events in the past three years, property catastrophe rates improved modestly in the first three months of 2013. Terms and conditions for casualty reinsurance lines largely remained stable in the first three months and rate movements were mostly favorable.

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

Comment on Non-GAAP Financial Measures

Throughout this Form 10-Q, our analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP.” Our results of operations have been presented in the way that we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use financial information in evaluating the performance of Alleghany. This presentation includes the use of underwriting profit, which is a “non-GAAP financial measure,” as such term is defined in Item 10(e) of Regulation S-K promulgated by the U.S. Securities and Exchange Commission, or the “SEC.” Underwriting profit represents net premiums earned less net loss and loss adjustment expenses, or “LAE,” and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP and does not include net investment income, net realized capital gains, other than temporary impairment, or “OTTI,” losses, other income, other operating expenses, amortization of intangible assets or interest expense. We consistently use underwriting profit as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of our segments and believe that underwriting profit provides useful additional information to investors because it highlights net earnings attributable to a segment’s underwriting performance. Earnings before income taxes may show a profit despite an underlying underwriting loss, and when underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. However, underwriting profit is not meant to be considered in isolation or as a substitute for earnings before income taxes or any other measures of operating performance prepared in accordance with GAAP. A reconciliation of underwriting profit to earnings before income taxes is presented within “Consolidated Results of Operations.”

Consolidated Results of Operations

The following table summarizes our consolidated revenues, costs and expenses and earnings (in millions).

	Three Months Ended March 31,
	2013	2012
Revenues
Net premiums earned	$1,075.0	$434.2
Net investment income	118.8	53.2
Net realized capital gains	50.9	68.0
Other than temporary impairment losses	(32.3)	(1.8)
Gain on bargain purchase	—	494.9
Other income	11.2	0.3

Total revenues	1,223.6	1,048.8

Costs and Expenses
Net loss and loss adjustment expenses	567.4	233.9
Commissions, brokerage and other underwriting expenses	326.2	99.9
Other operating expenses	30.8	15.7
Corporate administration	12.4	47.3
Amortization of intangible assets	11.6	31.9
Interest expense	21.8	9.1

Total costs and expenses	970.2	437.8

Earnings before income taxes	253.4	611.0
Income taxes	57.1	50.9

Net earnings	$196.3	$560.1

Revenues:
Total reinsurance and insurance segments	$1,186.0	$502.7
Corporate activities*	37.6	546.1

Earnings before income taxes:
Total reinsurance and insurance segments	$248.0	$118.4
Corporate activities*	5.4	492.6

*	Consists of Alleghany Properties, our investments in Homesite and ORX and corporate activities at the parent level, including the gain on bargain purchase in connection with the merger, and due diligence, legal, investment banking and other merger-related costs, or “Transaction Costs.” As of April 26, 2012, corporate activities also includes the operating results of BKI. Corporate activities also includes interest expense associated with the senior notes issued by Alleghany, whereas interest expense associated with the senior notes issued by TransRe is included in “Total Segments.” Information related to the senior notes can be found in Note 8 to the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of our 2012 10-K.

Our earnings before income taxes in the first quarter of 2013 decreased from the first quarter of 2012, primarily reflecting the absence of a gain on bargain purchase in the first quarter of 2013, which was significant in the first quarter of 2012 and, to a lesser extent, increases in net loss and LAE, commissions, brokerage and other underwriting expenses, partially offset by increases in net premiums earned and net investment income, and a decrease in corporate administration expense. The gain on bargain purchase reflects the excess of the fair value of the net assets of TransRe we acquired over the purchase price we paid for such assets. The increases in net premiums earned, net investment income, net loss and LAE, commissions, brokerage and other underwriting expenses primarily reflect the inclusion of operations from TransRe for the full first quarter of 2013, compared with only 25 days subsequent to the Acquisition Date for the first quarter of 2012. The decrease in corporate administration expense primarily reflects the $33.8 million of Transaction Costs included in the first quarter of 2012.

The effective tax rate for the first three months of 2013 was 22.5 percent, compared with 8.3 percent for the first three months of 2012. The higher effective tax rate in the first three months of 2013 primarily reflects the absence of a gain on bargain purchase, which had a significant impact in the first three months of 2012. The gain on bargain purchase resulted in a significant increase in earnings before income taxes without a corresponding increase in income taxes. The impact of the gain on bargain purchase on the effective tax rate in the first three months of 2012 was partially offset by the impact of certain non-deductible Transaction Costs in the first three months of 2012, which resulted in losses before income taxes without a corresponding decrease in income taxes. As a result of these non-recurring, merger-related items, the effective tax rate for the first three months of 2012 was reduced by a net 10.8 percentage points.

Total Reinsurance and Insurance Segment Results

The following table summarizes the results of our reinsurance and insurance segments.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Reinsurance	Insurance	Total(1)	Reinsurance	Insurance	Total(1)
	(in millions, except ratios)

Gross premiums written	$907.7	$335.1	$1,242.8	$246.1	$288.5	$534.6
Net premiums written	866.0	227.9	1,093.9	236.3	197.9	434.2

Net premiums earned	$853.9	$221.1	$1,075.0	$243.1	$191.1	$434.2
Net loss and LAE	471.2	96.2	567.4	147.7	86.2	233.9
Commissions, brokerage and other underwriting expenses	251.3	74.9	326.2	29.2	70.7	99.9

Underwriting profit (2)	$131.4	$50.0	181.4	$66.2	$34.2	100.4

Net investment income			93.3			40.7
Net realized capital gains			49.3			29.3
Other than temporary impairment losses			(32.3)			(1.8)
Gain on bargain purchase			—			—
Other income			0.7			0.3
Other operating expenses			20.4			13.8
Corporate administration			—			—
Amortization of intangible assets			11.6			31.9
Interest expense			12.4			4.8

Earnings before income taxes			$248.0			$118.4

Loss ratio(3)	55.2%	43.5%	52.8%	60.8%	45.1%	53.9%
Expense ratio(4)	29.4%	33.9%	30.3%	12.0%	37.0%	23.0%

Combined ratio(5)	84.6%	77.4%	83.1%	72.8%	82.1%	76.9%

(1)	Excludes elimination of minor reinsurance activity between segments (which is reported in corporate activities).
(2)	Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace net earnings determined in accordance with GAAP as a measure of profitability (see “Comment on Non-GAAP Financial Measures”).
(3)	Net loss and LAE divided by net premiums earned, all as determined in accordance with GAAP.
(4)	Commissions, brokerage and other underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.
(5)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Earnings before income taxes for our reinsurance and insurance segments in the first quarter of 2013 increased from the first quarter of 2012, primarily reflecting increases in net premiums earned and net investment income, partially offset by increases in net loss and LAE, commissions, brokerage and other underwriting expenses. The increases in net premiums earned, net investment income, net loss and LAE, commissions, brokerage and other underwriting expenses primarily reflect the inclusion of operations from TransRe for the full first quarter of 2013, compared with only 25 days subsequent to the Acquisition Date for the first quarter of 2012.

Reinsurance Segment Underwriting Results

The reinsurance segment is comprised of TransRe’s property and casualty & other lines of business. TransRe also writes a modest amount of property and casualty insurance business, which is included in the reinsurance segment. For a more detailed description of our reinsurance segment, see Part I, Item 1, “Business—Segment Information— Reinsurance Segment” of our 2012 10-K.

The underwriting results of the reinsurance segment are presented below.

	Property	Casualty & Other(1)	Total
	(in millions, except ratios)
Three Months Ended March 31, 2013
Gross premiums written	$270.1	$637.6	$907.7
Net premiums written	236.7	629.3	866.0

Net premiums earned	$250.1	$603.8	$853.9
Net loss and LAE	56.2	415.0	471.2
Commissions, brokerage and other underwriting expenses	62.4	188.9	251.3

Underwriting profit (loss)(2)	$131.5	$(0.1)	$131.4

Loss ratio(3)	22.5%	68.7%	55.2%
Expense ratio(4)	25.0%	31.3%	29.4%

Combined ratio(5)	47.5%	100.0%	84.6%

Three Months Ended March 31, 2012
Gross premiums written	$71.1	$175.0	$246.1
Net premiums written	63.7	172.6	236.3

Net premiums earned	$66.1	$177.0	$243.1
Net loss and LAE	17.8	129.9	147.7
Commissions, brokerage and other underwriting expenses	8.1	21.1	29.2

Underwriting profit(2)	$40.2	$26.0	$66.2

Loss ratio(3)	26.9%	73.4%	60.8%
Expense ratio(4)	12.3%	11.9%	12.0%

Combined ratio(5)	39.2%	85.3%	72.8%

(1)	Primarily consists of assumed: directors and officers liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace net earnings determined in accordance with GAAP as a measure of profitability (see “Comment on Non-GAAP Financial Measures”).
(3)	Net loss and LAE divided by net premiums earned, all as determined in accordance with GAAP.
(4)	Commissions, brokerage and other underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.
(5)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar a reinsurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Reinsurance Segment – Property. The increases in gross premiums written, net premiums earned, net loss and LAE, and commissions, brokerage and other underwriting expenses in the first quarter of 2013 from the first quarter of 2012 primarily reflect the inclusion of operations from TransRe for the full first quarter of 2013, compared with only 25 days subsequent to the Acquisition

Date for the first quarter of 2012. The increase in net loss and LAE was partially offset by $36.6 million of favorable development from prior accident years on loss and LAE reserves in the first quarter of 2013. The increase in commissions, brokerage and other underwriting expenses also reflects the diminished favorable impact arising from the acquisition method of accounting, as further explained below.

Net loss and LAE for the first quarter of 2013 include a $36.6 million release of prior accident year loss reserves. Of the $36.6 million reserve release, $18.5 million of the reserve release relates to Super Storm Sandy, which caused widespread property damage and flooding to large areas of the East Coast and northeastern United States in October 2012, with the remaining $18.1 million of the reserve release relating primarily to non-catastrophe losses in the 2012 accident year. The release of prior accident year property loss reserves in the first quarter of 2013 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The release of prior accident year property loss reserves did not impact the assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first quarter of 2013.

The increase in property underwriting profit in the first quarter of 2013 compared with the first quarter of 2012 reflects an increase in net premiums earned, partially offset by an increase in net loss and LAE and commissions, brokerage and other underwriting expenses.

Reinsurance Segment – Casualty & Other. The increases in gross premiums written, net premiums earned, net loss and LAE, and commissions, brokerage and other underwriting expenses in the first quarter of 2013 from the first quarter of 2012 primarily reflect the inclusion of operations from TransRe for the full first quarter of 2013, compared with only 25 days subsequent to the Acquisition Date for the first quarter of 2012. The increase in net loss and LAE was partially offset by $22.7 million of favorable development from prior accident years on loss and LAE reserves in the first quarter of 2013. The increase in commissions, brokerage and other underwriting expenses includes $18.0 million of profit commission expense incurred under certain medical malpractice treaties discussed below, and the diminished favorable impact arising from the acquisition method of accounting, as further explained below.

Net loss and LAE for the first quarter of 2013 reflect a $22.7 million release of prior accident year loss reserves, primarily related to the 2008 through 2012 accident years. Of the $22.7 million reserve release, $18.0 million of the reserve release relates to certain medical malpractice treaties. Under the terms of these treaties, the increased underwriting profits created by the reserve release are to be retained by the cedants. As a result, TransRe recorded an $18.0 million offsetting increase in the profit commission expense incurred. The remaining $4.7 million of the reserve release relates to a variety of casualty & other lines of business. The release of prior accident year casualty & other loss reserves in the first quarter of 2013 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The release of prior accident year loss reserves did not impact the assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first quarter of 2013.

The decrease in casualty & other underwriting profit in the first quarter of 2013 compared with the first quarter of 2012 reflects increases in net loss and LAE and commissions, brokerage and other underwriting expenses, partially offset by an increase in net premiums earned.

For both the property and the casualty & other lines of business, the expense ratio for the first quarter of 2012, and to a lesser extent, the first quarter of 2013, was favorably impacted as a result of applying the acquisition method of accounting for the merger because deferred acquisition costs were written off at the Acquisition Date. As of March 6, 2013, the application of the acquisition method of accounting no longer has a significant impact on the expense ratio. Excluding the impact of the application of the acquisition method of accounting, the expense ratio for the reinsurance segment was estimated to be approximately 31 percent for each of the first quarters of 2013 and 2012.

Insurance Segment Underwriting Results

The insurance segment is comprised of AIHL’s RSUI, CATA and PCC operating units. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business—Segment Information— Insurance Segment” of our 2012 10-K.

The underwriting results of the insurance segment are presented below.

	RSUI	CATA	PCC	Total
	(in millions, except ratios)
Three Months Ended March 31, 2013
Gross premiums written	$285.8	$40.2	$9.1	$335.1
Net premiums written	181.2	37.8	8.9	227.9

Net premiums earned	$175.7	$37.3	$8.1	$221.1
Net loss and LAE	70.4	18.1	7.7	96.2
Commissions, brokerage and other underwriting expenses	48.4	19.5	7.0	74.9

Underwriting profit (loss)(1)	$56.9	$(0.3)	$(6.6)	$50.0

Loss ratio(2)	40.1%	48.5%	94.6%	43.5%
Expense ratio(3)	27.5%	52.4%	86.7%	33.9%

Combined ratio(4)	67.6%	100.9%	181.3%	77.4%

Three Months Ended March 31, 2012
Gross premiums written	$247.3	$38.5	$2.7	$288.5
Net premiums written	158.9	36.3	2.7	197.9

Net premiums earned	$153.9	$34.7	$2.5	$191.1
Net loss and LAE	65.1	18.6	2.5	86.2
Commissions, brokerage and other underwriting expenses	44.8	19.2	6.7	70.7

Underwriting profit (loss)(1)	$44.0	$(3.1)	$(6.7)	$34.2

Loss ratio(2)	42.3%	53.6%	102.2%	45.1%
Expense ratio(3)	29.1%	55.3%	268.3%	37.0%

Combined ratio(4)	71.4%	108.9%	370.5%	82.1%

(1)	Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, or amortization of intangible assets. Underwriting profit is a non-GAAP financial measure and does not replace net earnings determined in accordance with GAAP as a measure of profitability (see “Comment on Non-GAAP Financial Measures”).
(2)	Net loss and LAE divided by net premiums earned, all as determined in accordance with GAAP.
(3)	Commissions, brokerage and other underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.
(4)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

RSUI. Gross premiums written increased in the first quarter of 2013 from the first quarter of 2012, primarily reflecting some improvement in market conditions in all lines of business, evidenced by favorable renewal retention rates, strong new business submissions, and low-to-mid single-digit price increases. The increase in net premiums earned in the first quarter of 2013 from the first quarter of 2012 reflects an increase in gross premiums written in recent quarters.

The increase in net loss and LAE in the first quarter of 2013 from the first quarter of 2012 primarily reflects the impact of higher net premiums earned. Catastrophe losses, net of reinsurance and reinstatement premiums, were insignificant in the first quarter of 2013 and 2012. In addition, RSUI incurred a net $5.8 million property loss in the first quarter of 2012 arising from the earthquake that occurred in Northern Virginia in August 2011. This earthquake was not classified as a catastrophic event by the property and casualty industry.

Net loss and LAE for the first quarter of 2013 reflect a $10.0 million release of prior accident year casualty loss reserves, compared with a $14.2 million reserve release during the first quarter of 2012. The $10.0 million reserve release relates primarily to umbrella/excess, professional liability and general liability lines of business, primarily for the 2005 through 2009 accident years. The $14.2 million reserve release relates primarily to the directors and officers liability, umbrella/excess and general liability lines of business, primarily for the 2005 through 2008 accident years. The release of prior accident year casualty loss reserves in the first quarter of 2013 and 2012 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for certain casualty lines of business. Specifically relating to the $10.0 million reserve release in the first quarter of 2013, cumulative losses for such lines of business, which include both loss payments and case reserves, in respect of prior accident years were expected to be higher through March 31, 2013 than the actual cumulative losses through that date. The amount of lower cumulative losses, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 0.6 percent. Such reduction did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for such lines for business earned in the first quarter of 2013.

The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2013 compared with the first quarter of 2012 is due primarily to the impact of higher net premiums earned.

The increase in RSUI’s underwriting profit in the first quarter of 2013 compared with the first quarter of 2012 reflects an increase in net premiums earned, partially offset by an increase in net loss and LAE and commissions, brokerage and other underwriting expenses.

As discussed in our 2012 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk, and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2013. RSUI placed its catastrophe reinsurance program for the 2013-2014 period, and the new program is similar to the expired program.

The new catastrophe reinsurance program provides coverage in three layers for $500.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 60.0 percent co-participation by RSUI, in excess of the $100.0 million net retention, the second layer provides coverage for $300.0 million of losses, before a 5.0 percent co-participation by RSUI, in excess of $200.0 million and the third layer provides coverage for $100.0 million of losses in excess of $500.0 million, with no co-participation by RSUI. In addition, RSUI’s property per risk reinsurance program for the 2013-2014 period provides RSUI with coverage for $90.0 million of losses, before a 10.0 percent co-participation by RSUI, in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance.

CATA. Gross premiums written increased in the first quarter of 2013 from the first quarter of 2012, reflecting growth in CATA’s property and casualty lines of business. The increase in net premiums earned in the first quarter of 2013 from the first quarter of 2012 primarily reflects an increase in gross premiums written in recent quarters.

The decrease in net loss and LAE in the first quarter of 2013 from the first quarter of 2012 primarily reflects the impact of prior year development. Net loss and LAE for the first quarter of 2013 reflect a $1.0 million net increase of prior accident year loss reserves compared with a $1.5 million net increase during the first quarter of 2012. The $1.0 million net increase in the first quarter of 2013 relates primarily to CATA’s property and workers’ compensation lines of business and is related to the 2010 and 2012 accident years. The $1.5 million increase in the first quarter of 2012 relates primarily to CATA’s workers’ compensation line of business and is related to the 2008-2010 accident years.

The decrease in CATA’s underwriting loss in the first quarter of 2013 from the first quarter of 2012 primarily reflects an increase in net premiums earned and a decrease in net loss and LAE.

PCC. Commencing August 1, 2009, PCC ceased soliciting new or renewal business on a direct basis due to its determination that it was unable to write business at rates it deemed adequate due to the difficult state of the California workers’ compensation market. After taking steps to transition to being a brokerage carrier, PCC began writing a modest amount of new business through brokers during 2011. This business increased in 2012 and in the first three months of 2013 as market conditions improved. PCC reported an underwriting loss of $6.6 million and $6.7 million in the first quarter of 2013 and 2012, respectively. The underwriting losses are primarily due to PCC’s ongoing expenses relative to comparatively low premiums earned.

Total Reinsurance and Insurance Segments Investment Results

Following is information relating to segment investment results.

	Three Months Ended March 31,
	2013	2012
	(in millions)
Net investment income	$93.3	$40.7
Net realized capital gains	49.3	29.3
Other than temporary impairment losses	(32.3)	(1.8)

Net Investment Income. The increase in net investment income for the reinsurance and insurance segments in the first quarter of 2013 from the first quarter of 2012 is due primarily to the inclusion of operations from TransRe for the full first quarter of 2013, compared with only 25 days subsequent to the Acquisition Date for the first quarter of 2012.

Net Realized Capital Gains. Net realized capital gains in the first quarter of 2013 and 2012 relate primarily to the sales of equity securities. Net realized capital gains in the first quarter of 2012 include a gain from the sale of shares of common stock of Exxon Mobil Corporation held at the insurance segment.

Other Than Temporary Impairment Losses. OTTI losses for the first quarter of 2013 reflect $32.3 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $32.3 million, $31.9 million related to the equity securities of a single issuer in the chemical sector, and $0.4 million related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the duration of the decline in fair value of such securities relative to their cost as of the balance sheet date.

OTTI losses for the first quarter of 2012 reflect $1.8 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $1.8 million, $0.9 million related to an equity security in the energy sector, and $0.9 million related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the decline in fair value of such securities relative to their cost as of the balance sheet date.

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of March 31, 2013 were deemed to be temporary, based on, among other things: (i) the duration of time and the relative magnitude to which fair values of these securities have been below cost were not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for 12 months or more as of March 31, 2013); (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

See Note 3 to the Notes to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for further details concerning gross unrealized investment losses for debt and equity securities as of March 31, 2013.

Corporate Activities Operating Results

The operating results of corporate activities are presented below.

	Three Months Ended March 31,
	2013	2012
	(in millions)
Net premiums earned	$—	$—
Net investment income	25.5	12.5
Net realized capital gains	1.6	38.7
Other than temporary impairment losses	—	—
Gain on bargain purchase	—	494.9
Other income	10.5	—

Total revenues	37.6	546.1

Net loss and LAE	—	—
Commissions, brokerage and other underwriting expenses	—	—
Other operating expenses	10.4	1.9
Corporate administration	12.4	47.3
Amortization of intangible assets	—	—
Interest expense	9.4	4.3

Earnings before income taxes	$5.4	$492.6

The significant decrease in earnings before income taxes in the first quarter of 2013 from the first quarter of 2012 primarily reflects the absence of a gain on bargain purchase in the first quarter of 2013, which was significant in the first quarter of 2012, and to a lesser extent, lower net realized capital gains and higher interest expense, partially offset by lower corporate administration expense in the first quarter of 2013. Net realized capital gains in the first quarter of 2012 primarily reflect gains from the sale of shares of Exxon Mobil Corporation common stock held at the parent-level. Higher interest expense is due to the issuance of senior notes by Alleghany on June 26, 2012. The lower corporate administration expense in the first quarter of 2013 is due primarily to the absence of Transaction Costs, which amounted to $33.8 million in the first quarter of 2012. Corporate activities results for the first quarter of 2013 also include the results of BKI, which was acquired on April 26, 2012, including an increase in both other income and other operating expenses.

Net investment income for corporate activities includes our equity share of (losses) earnings in Homesite and ORX, as follows:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Homesite	$21.4	$14.6
ORX	0.7	(1.8)
Interest, dividends and other – net	3.4	(0.3)

Net investment income	$25.5	$12.5

The Homesite gain in the first quarter of 2013 and 2012 reflects favorable tax-related adjustments and an absence of large catastrophe losses. In addition, the Homesite gain in the first quarter of 2013 reflects favorable development on Homesite’s loss and LAE reserves.

Reserve Review Process

Our reinsurance and insurance operating units analyze, at least quarterly, liabilities for unpaid loss and LAE established in prior years and adjust their expected ultimate cost, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior year reserve development. The following table presents the reserves established in connection with the loss and LAE of our reinsurance and insurance operating units on a gross and net basis by line of business. These reserve amounts represent the accumulation of estimates of ultimate loss (including for incurred but not reported) and LAE.

	As of March 31, 2013			As of December 31, 2012
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	(in millions)
Reinsurance Segment
Property	$1,269.7	$(47.1)	$1,222.6	$1,383.9	$(59.5)	$1,324.4
Casualty & other(1)	8,366.1	(385.0)	7,981.1	8,393.9	(385.5)	8,008.4

	9,635.8	(432.1)	9,203.7	9,777.8	(445.0)	9,332.8

Insurance Segment
Property	418.7	(176.0)	242.7	449.9	(186.1)	263.8
Casualty(2)	1,747.3	(643.6)	1,103.7	1,755.6	(654.3)	1,101.3
Workers’ Compensation	147.3	(8.5)	138.8	153.3	(13.0)	140.3
All other(3)	155.6	(62.8)	92.8	152.1	(63.6)	88.5

	2,468.9	(890.9)	1,578.0	2,510.9	(917.0)	1,593.9

Eliminations	(53.2)	53.2	—	(48.9)	56.1	7.2

Total	$12,051.5	$(1,269.8)	$10,781.7	$12,239.8	$(1,305.9)	$10,933.9

(1)	Primarily consists of assumed: directors and officers liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; asbestos-related illness and environmental impairment liability; and credit.
(2)	Primarily consists of direct: umbrella/excess; directors and officers liability; professional liability; and general liability.
(3)	Primarily consists of commercial multi-peril, surety and loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees.

Changes in Gross and Net Loss and LAE Reserves between March 31, 2013 and December 31, 2012

Gross and net loss and LAE reserves as of March 31, 2013 decreased from December 31, 2012, reflecting a decrease in our reinsurance segment loss and LAE reserves, and to a lesser extent, a decrease in our insurance segment loss and LAE reserves. The decrease in gross and net loss and LAE reserves in the reinsurance segment primarily reflects changes in foreign currency exchange rates, favorable development from prior accident years and payments related to catastrophic events occurring in prior years. The decrease in gross and net loss and LAE reserves in the insurance segment primarily reflects the impact of property loss claims paid by RSUI in the first quarter of 2013 resulting from Super Storm Sandy.

Reinsurance Recoverables

As of March 31, 2013, we had total reinsurance recoverables of $1,310.7 million, consisting of $1,269.8 million of ceded outstanding loss and LAE and $40.9 million of recoverables on paid losses. The reinsurance purchased by our reinsurance and insurance operating units does not relieve them from their obligations to their policyholders and cedants, and therefore, the financial strength of their reinsurers is important.

Information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of March 31, 2013 is as follows (dollars in millions):

Reinsurer(1)	Rating(2)	Amount	Percentage
Swiss Reinsurance Company	A+(Superior)	$165.1	12.6%
American International Group, Inc.	A (Excellent)	110.2	8.4
PartnerRe Ltd.	A+(Superior)	100.1	7.6
Platinum Underwriters Holdings, Ltd.	A (Excellent)	91.9	7.0
Syndicates at Lloyd’s of London	A (Excellent)	89.2	6.8
All other reinsurers		754.2	57.6

Total reinsurance recoverables(3)		$1,310.7	100.0%

Secured reinsurance recoverables(4)		$191.4	14.6%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Approximately 92.2 percent of our reinsurance recoverables balance as of March 31, 2013 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of “A” (Excellent) or higher.
(4)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

We had no allowance for uncollectible reinsurance as of March 31, 2013.

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

Readers are encouraged to review our 2012 10-K for a more complete description of our critical accounting estimates.

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at the parent company. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of March 31, 2013, we held total marketable securities and cash of $788.0 million, compared with $731.7 million as of December 31, 2012. The increase during the first quarter of 2013 primarily reflects the receipt of a dividend from TransRe and RSUI, partially offset by investments in non-marketable equity securities. The $788.0 million is comprised of $306.7 million at the parent company, $353.3 million at AIHL and $128.0 million at the TransRe holding company level. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of March 31, 2013.

Stockholders’ equity was approximately $6.6 billion as of March 31, 2013, compared with approximately $6.4 billion as of December 31, 2012. The increase in stockholders’ equity primarily reflects net earnings and an increase in unrealized appreciation on our investment portfolio in the first quarter of 2013, partially offset by repurchases of our common stock. As of March 31, 2013, we had 16,785,308 shares of our common stock outstanding, compared with 16,890,623 shares of our common stock outstanding as of December 31, 2012.

Debt and Credit Agreement. As discussed in Note 8 to the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of our 2012 10-K, on September 20, 2010, we completed a public offering of $300.0 million aggregate principal amount of our 5.625% senior notes due on September 15, 2020 and, on June 26, 2012, we completed a public offering of $400.0 million aggregate principal amount of our 4.95% senior notes due on June 27, 2022. As discussed in Note 7 to the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of our 2012 10-K, on September 9, 2010, we entered into a three-year credit agreement, or the “Credit Agreement,” with a bank syndicate, providing commitments for a two tranche revolving credit facility in an aggregate principal amount of up to $100.0 million. There have been no borrowings under the Credit Agreement from its inception through March 31, 2013.

Common Stock Repurchases. In October 2012, our Board of Directors, or the “Board,” authorized the repurchase of shares of our common stock, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million. In the first three months of 2013, we repurchased an aggregate of 89,751 shares of our common stock in the open market for $31.6 million, at an average price per share of $351.82.

Investments in Variable Interest Entities. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds, or the “Funds,” which are managed by Pillar Holdings. In the first quarter of 2013, TransRe invested an additional $25.0 million in the Funds. The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that both Pillar Holdings and the Funds, which we collectively refer to as the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Our potential maximum loss is limited to our aggregate investment of $225.0 million. As of March 31, 2013, our carrying value in the Pillar Investments, as determined under the equity method of accounting, was $226.6 million, which is reported in other invested assets on our consolidated balance sheets.

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

The obligations and cash outflow of our reinsurance and insurance operating units include claim settlements, commission expenses, administrative expenses, purchases of investments, and interest and principal payments on TransRe’s 5.75% senior notes due on December 31, 2015 and 8.00% senior notes due on November 30, 2039. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, our reinsurance and insurance operating units accumulate funds which they invest pending the need for liquidity. As the cash needs of a reinsurance or an insurance company can be unpredictable due to the uncertainty of the claims settlement process, our reinsurance and insurance operating units’ portfolios consist primarily of debt securities and short-term investments to ensure the availability of funds and maintain a sufficient amount of liquid securities.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt securities and equity securities listed on national securities exchanges. The overall debt securities portfolio credit quality is measured using the lower of the Standard & Poor’s Ratings Services, Moody’s Investors Services Inc. or Fitch’s Ratings rating. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of March 31, 2013 was “AA-.” Although many of our debt securities, which consist predominantly of municipal bonds, are insured by third party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of March 31, 2013. As of March 31, 2013, the ratings of our debt securities portfolio was as follows (dollars in millions):

	Ratings as of March 31, 2013
	AAA /Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not-Rated*	Total
U.S. Government obligations	$—	$522.1	$—	$—	$—	$522.1
Municipal bonds	835.8	4,306.4	1,053.7	70.9	55.0	6,321.8
Foreign government obligations	408.3	313.3	93.4	—	6.1	821.1
U.S. corporate bonds	18.4	284.5	1,547.1	921.9	70.6	2,842.5
Foreign corporate bonds	291.1	534.9	820.9	275.1	28.1	1,950.1
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)	36.9	1,445.8	38.3	1.8	88.4	1,611.2
Commercial mortgage-backed securities (“CMBS”)	398.0	121.7	78.6	14.4	14.9	627.6
Other asset-backed securities	371.0	13.5	28.2	1.1	0.3	414.1

Total debt securities	$2,359.5	$7,542.2	$3,660.2	$1,285.2	$263.4	$15,110.5

Percentage of debt securities	15.6%	49.9%	24.2%	8.5%	1.8%	100.0%

*	Consists of $62.0 million of securities rated “BB / Ba,” $52.8 million of securities rated “B,” $49.4 million of securities rated “CCC,” $28.3 million of securities rated “CC,” $5.4 million of securities rates below “CC” and $65.5 million of not-rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities, and, as such, is classified as available-for-sale, or “AFS.”

Effective duration measures a portfolio’s sensitivity to change in interest rates. In this regard, as of March 31, 2013, our debt securities portfolio had an effective duration of approximately 3.8 years compared with 3.7 years as of December 31, 2012. As of March 31, 2013, approximately $4.9 billion, or 32.6 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 3(b) to the Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may modestly increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, our invested assets were approximately $18.5 billion as of March 31, 2013, an increase of 1.0 percent from December 31, 2012. The increase is due primarily to positive cash flow at our reinsurance and insurance segments and net unrealized appreciation of our equity securities portfolio during the first three months of 2013.

Fair Value. The carrying values and estimated fair values of our consolidated financial instruments as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets

Investments (excluding equity method investments)(1)	$18,015.4	$18,015.4	$17,831.8	$17,831.8

Liabilities

Senior Notes(2)	$1,807.3	$1,984.2	$1,811.5	$1,946.7

(1)	This table includes AFS investments (debt and equity securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 to the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of our 2012 10-K for additional information.

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

•

“Level 3” - Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Some Level 3 valuations are based entirely on non-binding broker quotes. These securities consist primarily of mortgage and asset-backed securities where reliable pool and loan level collateral information cannot be reasonably obtained. Assets classified as Level 3 principally include certain RMBS, CMBS, other asset-backed securities, and partnership investments. See Note 1(c) to the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of our 2012 10-K for our accounting policy on fair value.

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

The estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of March 31, 2013 and December 31, 2012 were as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of March 31, 2013
Equity securities:
Common stock(1)	$2,004.9	$—	$—	$2,004.9
Preferred stock	—	—	—	—

Total equity securities	2,004.9	—	—	2,004.9

Debt securities:
U.S. Government obligations	—	522.1	—	522.1
Municipal bonds	—	6,321.8	—	6,321.8
Foreign government obligations	—	821.1	—	821.1
U.S. corporate bonds	—	2,836.4	6.1	2,842.5
Foreign corporate bonds	—	1,950.1	—	1,950.1
Mortgage and asset-backed securities:
RMBS(2)	—	1,549.3	61.9	1,611.2
CMBS	—	553.7	73.9	627.6
Other asset-backed securities	—	410.0	4.1	414.1

Total debt securities	—	14,964.5	146.0	15,110.5
Short-term investments	—	757.1	—	757.1
Other invested assets (excluding equity method investments)(3)	—	—	142.9	142.9

Total investments (excluding equity method investments)	$2,004.9	$15,721.6	$288.9	$18,015.4

Senior Notes	$—	$1,984.2	$—	$1,984.2

	Level 1	Level 2	Level 3	Total
	(in millions)
As of December 31, 2012
Equity securities:
Common stock(1)	$1,424.0	$—	$—	$1,424.0
Preferred stock	—	—	—	—

Total equity securities	1,424.0	—	—	1,424.0

Debt securities:
U.S. Government obligations	—	522.9	—	522.9
Municipal bonds	—	6,304.1	—	6,304.1
Foreign government obligations	—	816.0	—	816.0
U.S. corporate bonds	—	3,485.3	30.4	3,515.7
Foreign corporate bonds	—	2,198.5	—	2,198.5
Mortgage and asset-backed securities:
RMBS(2)	—	1,602.9	59.6	1,662.5
CMBS	—	434.0	76.1	510.1
Other asset-backed securities	—	463.8	5.9	469.7

Total debt securities	—	15,827.5	172.0	15,999.5
Short-term investments	—	366.0	—	366.0
Other invested assets (excluding equity method investments)(3)	—	—	42.3	42.3

Total investments (excluding equity method investments)	$1,424.0	$16,193.5	$214.3	$17,831.8

Senior Notes	$—	$1,946.7	$—	$1,946.7

(1)	Of the $2,004.9 million and $1,424.0 million of fair value as of March 31, 2013 and December 31, 2012, respectively, $775.0 million and $542.2 million, respectively, related to certain energy sector businesses.
(2)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis.

European securities. The following table provides a breakdown of the fair value, net unrealized gains (losses) and the average rating of our debt securities from governments and companies in Europe as of March 31, 2013:

	Fair Value	Net Unrealized Gains (Losses)	Average Rating
	(in millions)
United Kingdom
Foreign government	$163.5	$2.3	AA / Aa
Foreign corporate-financial	156.3	9.0	A
Foreign corporate-non-financial	166.0	5.7	A
Asset-backed	105.4	6.4	A

Total United Kingdom	$591.2	$23.4

Netherlands
Foreign government	$18.1	$0.3	AAA / Aaa
Foreign corporate-financial	140.0	5.7	A
Foreign corporate-non-financial	139.0	3.7	A
Asset-backed	4.1	0.1	A

Total Netherlands	$301.2	$9.8

France
Foreign government	$61.9	$3.0	AA / Aa
Foreign corporate-financial	49.5	2.9	A
Foreign corporate-non-financial	151.5	2.4	A
Asset-backed	1.0	—	AAA / Aaa

Total France	$263.9	$8.3

Germany
Foreign government	$130.4	$4.3	AAA / Aaa
Foreign corporate-financial	106.9	1.8	AA / Aa
Foreign corporate-non-financial	23.6	0.3	A
Asset-backed	0.9	—	AAA / Aaa

Total Germany	$261.8	$6.4

Spain
Foreign corporate-financial	$8.9	$0.1	BBB / Baa
Foreign corporate-non-financial	23.2	0.4	BBB / Baa

Total Spain	$32.1	$0.5

Italy
Foreign corporate-financial	$4.9	$0.1	BBB / Baa
Foreign corporate-non-financial	3.7	—	BBB / Baa

Total Italy	$8.6	$0.1

Ireland
Foreign corporate-non-financial	$4.7	$—	B

Other*
Supranational	$87.1	$4.3	AA / Aa
Foreign government	8.3	—	AA / Aa
Foreign corporate-financial	136.0	5.7	AA / Aa
Foreign corporate-non-financial	124.4	2.7	A
Asset-backed	0.8	—	AAA / Aaa

Total Other	$356.6	$12.7

*	Includes Belgium, the Czech Republic, Denmark, Finland, Luxembourg, Norway, Poland, Sweden and Switzerland.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of March 31, 2013, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
					(in millions)
Texas	$41.2	$—	$4.8	$—	$15.6	$118.5	$100.1	$—	$280.2	$334.1	$614.3
California	25.7	30.1	—	65.1	—	46.8	97.0	—	264.7	189.7	454.4
New York	22.5	—	4.8	—	49.2	149.0	123.2	59.8	408.5	34.6	443.1
Massachusetts	17.9	25.2	4.8	—	30.5	60.8	16.1	6.5	161.8	136.0	297.8
Arizona	1.3	29.9	—	—	57.1	5.9	130.3	—	224.5	—	224.5
North Carolina	19.4	13.0	11.6	4.2	—	0.6	26.2	14.7	89.7	126.8	216.5
Florida	—	—	1.9	47.6	1.5	52.6	5.5	—	109.1	103.7	212.8
Missouri	4.8	61.2	4.9	—	15.0	33.5	35.8	28.9	184.1	7.1	191.2
Illinois	0.3	31.8	2.0	—	23.4	62.3	11.8	10.7	142.3	42.7	185.0
Connecticut	4.9	—	2.7	—	56.6	7.6	—	—	71.8	89.5	161.3
All other states	179.5	47.3	103.5	178.0	128.8	339.3	384.9	111.2	1,472.5	546.9	2,019.4

Total	$317.5	$238.5	$141.0	$294.9	$377.7	$876.9	$930.9	$231.8	$3,409.2	$1,611.1	5,020.3

Total advance refunded / escrowed maturity bonds											1,301.5

Total municipal bonds											$6,321.8

Recent Accounting Standards

Recently Adopted

In January 2013, the Financial Accounting Standards Board, or the “FASB,” issued guidance on the amounts reclassified out of accumulated other comprehensive income. Other comprehensive income includes gains and losses that are initially excluded from net earnings for a given period, and later reclassified out of accumulated other comprehensive income into net earnings. This guidance requires companies to disclose information about reclassifications out of accumulated other comprehensive income in one place. This guidance is effective for interim and annual periods beginning after December 15, 2012. We adopted this guidance in the first quarter of 2013, and the implementation did not have an impact on our results of operations and financial condition. See Note 6(b) to the Notes to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q.

In December 2011, the FASB issued guidance on disclosure requirements related to offsetting arrangements. The guidance provides for additional financial statement disclosure regarding offsetting and related arrangements to enable financial statement users to understand the effect of those arrangements on an entity’s financial position. This guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013. We adopted this guidance in the first quarter of 2013, and the implementation did not have a material impact on our results of operations and financial condition.

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

Equity Securities. The table below summarizes our equity price risk and reflects the effect of a hypothetical increase or decrease in market prices as of March 31, 2013 on the estimated fair value of our consolidated equity securities portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios (dollars in millions).

As of March 31, 2013
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$2,004.9	20% Increase	$2,405.9	3.9%
	20% Decrease	1,603.9	-3.9%

Debt Securities and Senior Notes. The primary market risk for our and our subsidiaries’ debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents sensitivity analyses as of March 31, 2013 of our (i) consolidated debt securities and (ii) senior notes, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical March 31, 2013 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

As of March 31, 2013

(dollars in millions)

Interest Rate Shifts	-300	-200	-100	0	100	200	300
Assets:
Debt securities, fair value	$15,686.2	$15,603.1	$15,439.9	$15,110.5	$14,503.1	$13,897.1	$13,309.3
Estimated change in fair value	$575.7	$492.6	$329.4	$—	$(607.4)	$(1,213.4)	$(1,801.2)
Liabilities:
Senior Notes, fair value	$2,459.6	$2,278.4	$2,121.3	$1,984.2	$1,863.5	$1,756.5	$1,661.0
Estimated change in fair value	$475.4	$294.2	$137.1	$—	$(120.7)	$(227.7)	$(323.2)

Partnership Investments. In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for as AFS or using the equity method, and had a carrying value of $291.4 million as of March 31, 2013.

Foreign Currency Exchange Rate Risk. Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency, and conduct business in their local currency, as well as the currencies of the other countries in which they operate. Prior to the merger, we did not have any material assets or liabilities denominated in foreign currencies. The table below summarizes our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. dollar as of March 31, 2013 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios (dollars in millions).

As of March 31, 2013
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$164.2*	20% Increase	$197.0	0.3
	20% Decrease	131.4	(0.3)

*	Denotes a net asset position as of March 31, 2013.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the three months ended March 31, 2013 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Our subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. We believe such provisions are adequate and do not believe that any pending litigation will have a material adverse effect on our consolidated results of operations, financial position or cash flows. See Note 12(a) to the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of our 2012 10-K.

On November 20, 2011, Alleghany entered into an Agreement and Plan of Merger, or the “Merger Agreement,” with its wholly-owned subsidiary Shoreline Merger Sub, LLC (subsequently converted into a corporation), or “Merger Sub,” and Transatlantic Holdings, Inc, or “Old TransRe.” On March 6, 2012, Old TransRe was merged with and into Merger Sub, which was renamed “Transatlantic Holdings, Inc.,” and became a wholly-owned subsidiary of Alleghany. In connection with the merger, Alleghany, Merger Sub and Old TransRe, among others, were named as defendants in three putative stockholder class action lawsuits, one consolidated lawsuit filed in the Court of Chancery of the State of Delaware, or the “Court,” and two lawsuits filed in the Supreme Court of the State of New York. Such lawsuits challenged the merger and alleged that Alleghany, Merger Sub and Old TransRe aided and abetted an alleged breach of fiduciary duty by Old TransRe’s board of directors in connection with the merger, among other allegations.

On January 30, 2012, Alleghany and the other defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of these three putative stockholder class actions against Alleghany, Merger Sub, Old TransRe, Old TransRe’s directors, and Allied World Assurance Company Holdings, AG, among others. Pursuant to the terms of the proposed settlement, certain supplemental disclosures were made related to the merger. The memorandum of understanding contemplated that the parties would enter into a stipulation of settlement. On October 12, 2012, the parties entered into a stipulation of settlement that includes customary conditions, including court approval following notice to Old TransRe’s stockholders. On January 10, 2013, a hearing was held before the Court to consider the fairness, reasonableness, and adequacy of the settlement, as well as plaintiffs’ counsel’s petition for an award of attorneys’ fees and expenses not to exceed $0.5 million, to be paid, or cause to be paid, by TransRe. At the hearing, the Chancellor declined to approve the settlement, but granted plaintiffs’ counsel an opportunity to make a supplemental submission addressing, among other things, the materiality of the supplemental disclosures made in connection with the settlement. On January 29, 2013, the plaintiffs filed such supplemental submission. On February 28, 2013, another hearing was held before the Court to consider the proposed settlement. At that hearing, the Court declined to approve the settlement and, on March 13, 2013, the Court entered an order dismissing the consolidated Delaware action without prejudice. On April 25, 2013, one of the two lawsuits filed in the Supreme Court of the State of New York was discontinued. On April 26, 2013, the remaining lawsuit was also discontinued.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2012 10-K. Please refer to that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table summarizes our common stock repurchases for the quarter ended March 31, 2013:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)(1)
January 1 to January 31	82,599	$350.40	82,599	$253.3
February 1 to February 28	4,277	364.42	4,277	$251.7
March 1 to March 31	2,875	373.75	2,875	$250.7

Total	89,751	$351.82	89,751

(1)	In October 2012, our Board authorized the repurchase of shares of our common stock, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million.

Item 5. Other Information.

At a meeting held on April 16, 2013, our Board, upon the recommendation of the Compensation Committee of the Board, approved and adopted certain amendments to the 2010 Directors’ Stock Plan, or the “Prior Plan,” and, as amended, the “Amended and Restated Plan.” Pursuant to such amendments under the Amended and Restated Plan, each year as of the first business day following the Alleghany annual meeting of stockholders, each individual who is elected, re-elected or continues as a member of the Board and who is not an employee of Alleghany or any of its subsidiaries, or the “Non-Employee Directors,” will automatically be granted, at the individual’s election, either (i) such number of shares of restricted common stock, or “Restricted Stock,” or (ii) such number of restricted stock units, or “Restricted Stock Units,” and together with Restricted Stock, “Restricted Shares,” as is equal to $130,000 divided by the 30-Day Average Value (as such term is defined in the Amended and Restated Plan) of one share of common stock on the grant date. Pursuant to the Prior Plan, each year as of the first business day following the Alleghany annual meeting of stockholders, each Non-Employee Director was automatically granted (i) a stock option to purchase 500 shares of common stock of Alleghany, and (ii) at the individual’s election, either (a) 250 shares of Restricted Stock or (b) 250 Restricted Shares, each equivalent to a share of common stock.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Alleghany Corporation Amended and Restated 2010 Directors’ Stock Plan.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

101.1	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION
Registrant

Date: May 6, 2013	By:	/s/ Roger B. Gorham
Roger B. Gorham
Senior Vice President and chief financial officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Alleghany Corporation Amended and Restated 2010 Directors’ Stock Plan.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

101.1	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (iv) Notes to Unaudited Consolidated Financial Statements.