Form 10-Q
period 2013-06-30
ALLEGHANY CORP /DE
filed 2013-08-05
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

16,766,192 SHARES, PAR VALUE $1.00 PER SHARE, AS OF AUGUST 1, 2013

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)
	(in thousands, except share amounts)

Assets
Investments:
Available-for-sale securities at fair value:
Equity securities (cost: 2013 – $1,661,468; 2012 – $1,436,540)	$1,827,537	$1,424,014
Debt securities (amortized cost: 2013 – $14,942,612; 2012 – $15,593,278)	14,944,110	15,999,538
Short-term investments	884,415	366,044

	17,656,062	17,789,596
Other invested assets	645,917	537,350

Total investments	18,301,979	18,326,946
Cash	481,161	649,524
Accrued investment income	170,280	165,857
Premium balances receivable	825,187	585,195
Reinsurance recoverables	1,327,636	1,348,599
Ceded unearned premiums	202,993	154,980
Deferred acquisition costs	340,113	303,515
Property and equipment at cost, net of accumulated depreciation and amortization	35,105	34,118
Goodwill	83,447	83,447
Intangible assets, net of amortization	116,318	128,773
Current taxes receivable	735	79,933
Net deferred tax assets	608,621	532,569
Other assets	396,505	414,511

Total assets	$22,890,080	$22,807,967

Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	$12,029,826	$12,239,766
Unearned premiums	1,850,678	1,705,342
Senior Notes	1,803,008	1,811,483
Reinsurance payable	122,680	67,654
Other liabilities	585,516	579,935

Total liabilities	16,391,708	16,404,180

Common stock (shares authorized: 2013 and 2012 – 22,000,000; shares issued: 2013 –17,459,961; 2012 – 17,478,746)	17,460	17,479
Contributed capital	3,612,221	3,619,912
Accumulated other comprehensive income	80,892	250,508
Treasury stock, at cost (2013 – 693,769 shares; 2012 – 588,123 shares)	(213,910)	(175,818)
Retained earnings	3,001,709	2,691,706

Total stockholders’ equity	6,498,372	6,403,787

Total liabilities and stockholders’ equity	$22,890,080	$22,807,967

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended June 30,
	2013	2012
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$1,068,315	$1,095,932
Net investment income	100,403	90,860
Net realized capital gains	26,977	39,452
Other than temporary impairment losses	(8,908)	(1,129)
Gain on bargain purchase	—	—
Other income	9,432	9,276

Total revenues	1,196,219	1,234,391

Costs and Expenses
Net loss and loss adjustment expenses	650,512	680,885
Commissions, brokerage and other underwriting expenses	339,016	239,193
Other operating expenses	27,222	34,826
Corporate administration	9,868	11,094
Amortization of intangible assets	825	108,098
Interest expense	21,785	15,743

Total costs and expenses	1,049,228	1,089,839

Earnings before income taxes	146,991	144,552
Income taxes	33,282	35,243

Net earnings	$113,709	$109,309

Other comprehensive income:
Change in unrealized (losses) gains, net of deferred taxes of $(110,024) and $14,257 for 2013 and 2012, respectively	(204,330)	26,477
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of $(6,324) and $(13,413) for 2013 and 2012, respectively	(11,745)	(24,910)
Change in unrealized currency translation adjustment, net of deferred taxes of $(8,885) and $(8,012) for 2013 and 2012, respectively	(16,500)	(14,880)
Retirement plans	(37)	(14)

Comprehensive income	$(118,903)	$95,982

Basic earnings per share	$6.78	$6.46
Diluted earnings per share	6.78	6.45

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Six Months Ended June 30,
	2013	2012
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$2,143,328	$1,530,139
Net investment income	219,214	144,054
Net realized capital gains	77,879	107,441
Other than temporary impairment losses	(41,220)	(2,907)
Gain on bargain purchase	—	494,940
Other income	20,573	9,591

Total revenues	2,419,774	2,283,258

Costs and Expenses
Net loss and loss adjustment expenses	1,217,925	914,831
Commissions, brokerage and other underwriting expenses	665,243	339,053
Other operating expenses	57,960	50,478
Corporate administration	22,290	58,387
Amortization of intangible assets	12,455	140,037
Interest expense	43,521	24,820

Total costs and expenses	2,019,394	1,527,606

Earnings before income taxes	400,380	755,652
Income taxes	90,377	86,240

Net earnings	$310,003	$669,412

Other comprehensive income:
Change in unrealized (losses) gains, net of deferred taxes of $(64,147) and $34,402 for 2013 and 2012, respectively	(119,131)	63,889
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of $(12,831) and $(36,587) for 2013 and 2012, respectively	(23,828)	(67,947)
Change in unrealized currency translation adjustment, net of deferred taxes of $(14,251) and $(6,282) for 2013 and 2012, respectively	(26,466)	(11,667)
Retirement plans	(191)	(774)

Comprehensive income	$140,387	$652,913

Basic earnings per share	$18.45	$48.03
Diluted earnings per share	18.45	47.96

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Cash flows from operating activities
Net earnings	$310,003	$669,412
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	138,748	218,001
Net realized capital (gains) losses	(77,879)	(107,441)
Other than temporary impairment losses	41,220	2,907
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	75,989	68,881
(Increase) decrease in premium balances receivable	(239,992)	61,089
(Increase) decrease in ceded unearned premiums	(48,013)	(21,370)
(Increase) decrease in deferred acquisition costs	(36,598)	(154,848)
Increase (decrease) in unearned premiums	145,336	138,662
Increase (decrease) in loss and loss adjustment expenses	(209,940)	(147,562)
Change in unrealized foreign exchange (losses) gains	90,803	31,632
Gain on bargain purchase	—	(494,940)
Other, net	55,382	(119,175)

Net adjustments	(64,944)	(524,164)

Net cash provided by (used in) operating activities	245,059	145,248

Cash flows from investing activities
Purchases of debt securities	(3,714,718)	(1,338,155)
Purchases of equity securities	(1,604,770)	(609,586)
Sales of debt securities	3,273,676	724,914
Maturities and redemptions of debt securities	873,189	743,074
Sales of equity securities	1,293,746	596,018
Net (purchase) sale in short-term investments	(496,380)	222,815
Purchases of property and equipment	(3,093)	(1,950)
Purchase of subsidiary, net of cash acquired	—	(477,075)
Other, net	53,024	(74,962)

Net cash (used in) provided by investing activities	(325,326)	(214,907)

Cash flows from financing activities
Proceeds from issuance of Senior Notes	—	399,592
Debt issue costs paid	—	(3,600)
Treasury stock acquisitions	(40,389)	—
Tax benefit on stock based compensation	—	295
Other, net	(7,204)	374

Net cash provided by (used in) financing activities	(47,593)	396,661

Effect of exchange rate changes on cash	(40,503)	(7,136)

Net (decrease) increase in cash	(168,363)	319,866
Cash at beginning of period	649,524	84,749

Cash at end of period	$481,161	$404,615

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$51,514	$41,614
Income taxes paid (refunds received)	818	83,677

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 of Alleghany Corporation, a Delaware corporation (“Alleghany”). Unless the context otherwise requires, references to “Alleghany” include Alleghany together with its subsidiaries.

Alleghany is engaged in the property and casualty reinsurance and insurance business. Reinsurance business is conducted through certain subsidiaries of Alleghany’s wholly-owned subsidiary Transatlantic Holdings, Inc. (“TransRe”), which was acquired in a merger transaction (the “merger”) on March 6, 2012 (the “Acquisition Date”). Insurance business is conducted through certain subsidiaries of Alleghany’s wholly-owned subsidiary, Alleghany Insurance Holdings LLC (“AIHL”).

TransRe, through its principal wholly-owned subsidiaries, Transatlantic Reinsurance Company (“TRC”) and TransRe Zurich Ltd. (“TRZ”), offers reinsurance capacity to reinsurance and insurance companies for property and casualty products. These products are distributed through brokers and on a direct basis in both the domestic and foreign markets. TransRe is headquartered in New York, New York with six other locations in the United States and has operations worldwide, including: Africa, Australia, Bermuda, Canada, three locations in Asia, three locations in Central and South America, and seven locations in the United Kingdom and Europe. TRC is licensed, accredited or authorized or can serve as a reinsurer in the 50 states and the District of Columbia in the United States and in Puerto Rico and Guam. TRC is also licensed in Bermuda, Canada, Japan, the United Kingdom, the Dominican Republic, the Hong Kong Special Administrative Region of the People’s Republic of China, Germany and Australia. In addition, TRZ is licensed as a reinsurer in Switzerland.

AIHL’s insurance business is conducted through its wholly-owned subsidiaries RSUI Group, Inc. (“RSUI”), Capitol Transamerica Corporation and Platte River Insurance Company (collectively, “CATA”), and Pacific Compensation Corporation (“PCC”). AIHL Re LLC (“AIHL Re”), a captive reinsurance subsidiary of AIHL, provides reinsurance to Alleghany operating units and affiliates.

Alleghany’s equity investments, including those held by TransRe’s and AIHL’s operating units, are managed primarily by Alleghany Capital Partners LLC, an indirect, wholly-owned subsidiary of Alleghany. Alleghany also owns and manages properties in the Sacramento, California region through its subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”), and owns Stranded Oil Resources Corporation (“Stranded Oil”), an exploration and production company focused on enhanced oil recovery. On April 26, 2012, Alleghany’s majority-owned subsidiary BKH Holdings, Inc. acquired Bourn & Koch, Inc. (“BKI”), a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois.

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

(b) Other Significant Accounting Principles

Alleghany’s significant accounting principles can be found in Note 1 to the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of the 2012 10-K.

(c) Recent Accounting Standards

Recently Adopted

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued guidance on the amounts reclassified out of accumulated other comprehensive income. Other comprehensive income includes gains and losses that are initially excluded from net earnings for a given period, and later reclassified out of accumulated other comprehensive income into net earnings. This guidance requires companies to disclose information about reclassifications out of accumulated other comprehensive income in one place. This guidance is effective for interim and annual periods beginning after December 15, 2012. Alleghany adopted this guidance in the first quarter of 2013, and the implementation did not have an impact on its results of operations and financial condition. See Note 6(b).

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

The carrying values and estimated fair values of Alleghany’s consolidated financial instruments as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Investments (excluding equity method investments)(1)	$17,794.8	$17,794.8	$17,831.8	$17,831.8

Liabilities
Senior Notes(2)	$1,803.0	$1,911.5	$1,811.5	$1,946.7

(1)	This table includes available-for-sale (“AFS”) investments (debt and equity securities, as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is presented below.
(2)	See Note 8 to the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of the 2012 10-K for additional information.

Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of June 30, 2013 and December 31, 2012 were as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of June 30, 2013
Equity securities:
Common stock(1)	$1,827.5	$—	$—	$1,827.5
Preferred stock	—	—	—	—

Total equity securities	1,827.5	—	—	1,827.5

Debt securities:
U.S. Government obligations	—	441.9	—	441.9
Municipal bonds	—	6,364.2	—	6,364.2
Foreign government obligations	—	836.6	—	836.6
U.S. corporate bonds	—	2,685.5	5.6	2,691.1
Foreign corporate bonds	—	1,886.2	—	1,886.2
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(2)	—	1,378.0	80.7	1,458.7
Commercial mortgage-backed securities (“CMBS”)	—	751.9	77.9	829.8
Other asset-backed securities	—	434.0	1.6	435.6

Total debt securities	—	14,778.3	165.8	14,944.1
Short-term investments	—	884.4	—	884.4
Other invested assets (excluding equity method investments)(3)	—	—	138.8	138.8

Total investments (excluding equity method investments)	$1,827.5	$15,662.7	$304.6	$17,794.8

Senior Notes	$—	$1,911.5	$—	$1,911.5

	Level 1	Level 2	Level 3	Total
	(in millions)
As of December 31, 2012
Equity securities:
Common stock(1)	$1,424.0	$—	$—	$1,424.0
Preferred stock	—	—	—	—

Total equity securities	1,424.0	—	—	1,424.0

Debt securities:
U.S. Government obligations	—	522.9	—	522.9
Municipal bonds	—	6,304.1	—	6,304.1
Foreign government obligations	—	816.0	—	816.0
U.S. corporate bonds	—	3,485.3	30.4	3,515.7
Foreign corporate bonds	—	2,198.5	—	2,198.5
Mortgage and asset-backed securities:
RMBS(2)	—	1,602.9	59.6	1,662.5
CMBS	—	434.0	76.1	510.1
Other asset-backed securities	—	463.8	5.9	469.7

Total debt securities	—	15,827.5	172.0	15,999.5
Short-term investments	—	366.0	—	366.0
Other invested assets (excluding equity method investments)(3)	—	—	42.3	42.3

Total investments (excluding equity method investments)	$1,424.0	$16,193.5	$214.3	$17,831.8

Senior Notes	$—	$1,946.7	$—	$1,946.7

(1)	Of the $1,827.5 million and $1,424.0 million of fair value as of June 30, 2013 and December 31, 2012, respectively, $568.0 million and $542.2 million, respectively, related to certain energy sector businesses.
(2)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis.

In the three and six months ended June 30, 2013, there was a transfer of $21.7 million, consisting primarily of RMBS securities, from Level 2 to Level 3 that was principally due to a decrease in observable inputs related to the valuation of such securities. There were no other transfers between Levels 1, 2 or 3 for the three and six months ended June 30, 2013.

The following table presents a reconciliation of the changes during the six months ended June 30, 2013 in Level 3 assets measured at fair value:

	Debt Securities
		Mortgage and asset-backed
Six Months Ended June 30, 2013	U.S. Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	(in millions)
Balance as of January 1, 2013	$30.4	$59.6	$76.1	$5.9	$42.3	$214.3
Net realized/unrealized gains (losses) included in:

Net earnings(2)	0.3	0.3	0.1	0.2	—	0.9
Other comprehensive income	(0.6)	4.0	(1.7)	(0.5)	2.2	3.4
Purchases	—	—	9.8	—	100.0	109.8
Sales	(23.8)	—	(0.7)	—	—	(24.5)
Issuances	—	—	—	—	—	—
Settlements	(0.7)	(4.5)	(5.8)	(4.3)	(5.7)	(21.0)
Transfers into Level 3(3)	—	21.3	0.1	0.3	—	21.7
Transfers out of Level 3	—	—	—	—	—	—

Balance as of June 30, 2013	$5.6	$80.7	$77.9	$1.6	$138.8	$304.6

(1)	Includes partnership and non-marketable equity investments accounted for on an AFS basis.
(2)	There were no other than temporary impairment (“OTTI”) losses recorded in net earnings related to Level 3 instruments still held as of June 30, 2013.
(3)	Principally due to a decrease in observable inputs related to the valuation of such securities.

Net unrealized losses related to Level 3 investments as of June 30, 2013 and December 31, 2012 were not material.

See Note 1(c) to the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of the 2012 10-K for Alleghany’s accounting policy on fair value.

3.	Investments

(a) Unrealized Gains and Losses

The amortized cost or cost and the fair value of AFS securities as of June 30, 2013 and December 31, 2012 are summarized as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
As of June 30, 2013
Equity securities:
Common stock*	$1,661.5	$236.1	$(70.1)	$1,827.5
Preferred stock	—	—	—	—

Total equity securities	1,661.5	236.1	(70.1)	1,827.5

Debt securities:
U.S. Government obligations	441.1	4.3	(3.5)	441.9
Municipal bonds	6,377.4	82.5	(95.7)	6,364.2
Foreign government obligations	836.6	7.7	(7.7)	836.6
U.S. corporate bonds	2,695.1	24.6	(28.6)	2,691.1
Foreign corporate bonds	1,862.7	31.1	(7.6)	1,886.2
Mortgage and asset-backed securities:
RMBS	1,462.0	33.5	(36.8)	1,458.7
CMBS	833.2	11.7	(15.1)	829.8
Other asset-backed securities	434.4	2.8	(1.6)	435.6

Total debt securities	14,942.5	198.2	(196.6)	14,944.1
Short-term investments	884.4	—	—	884.4

Total	$17,488.4	$434.3	$(266.7)	$17,656.0

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
As of December 31, 2012
Equity securities:
Common stock*	$1,436.5	$90.3	$(102.8)	$1,424.0
Preferred stock	—	—	—	—

Total equity securities	1,436.5	90.3	(102.8)	1,424.0

Debt securities:
U.S. Government obligations	514.9	8.1	(0.1)	522.9
Municipal bonds	6,122.6	185.9	(4.4)	6,304.1
Foreign government obligations	800.9	15.6	(0.5)	816.0
U.S. corporate bonds	3,448.1	69.7	(2.1)	3,515.7
Foreign corporate bonds	2,137.7	61.1	(0.3)	2,198.5
Mortgage and asset-backed securities:
RMBS	1,617.4	50.8	(5.7)	1,662.5
CMBS	486.6	26.1	(2.6)	510.1
Other asset-backed securities	465.1	4.6	—	469.7

Total debt securities	15,593.3	421.9	(15.7)	15,999.5
Short-term investments	366.0	—	—	366.0

Total	$17,395.8	$512.2	$(118.5)	$17,789.5

*	Of the $1,827.5 million and $1,424.0 million of fair value as of June 30, 2013 and December 31, 2012, respectively, $568.0 million and $542.2 million, respectively, related to certain energy sector businesses.

(b) Contractual Maturity

The amortized cost and estimated fair value of debt securities as of June 30, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments due in one year or less	$884.4	$884.4

Mortgage and asset-backed securities*	2,729.6	2,724.1
Debt securities with maturity dates:
One year or less	694.3	697.3
Over one through five years	3,971.9	4,001.6
Over five through ten years	3,729.7	3,742.0
Over ten years	3,817.0	3,779.1

Total debt securities	14,942.5	14,944.1

Equity securities	1,661.5	1,827.5

Total	$17,488.4	$17,656.0

*	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

Net investment income for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Interest income	$85.9	$88.9	$169.3	$130.0
Dividend income	12.7	4.3	27.8	6.2
Investment expenses	(5.3)	(5.0)	(10.2)	(7.8)
Equity results of Homesite	3.0	(2.2)	24.5	12.4
Equity results of ORX	(0.3)	(1.5)	0.4	(3.3)
Equity results of Pillar Investments*	2.7	—	4.3	—
Other investment results	1.7	6.4	3.1	6.6

Total	$100.4	$90.9	$219.2	$144.1

*	See Note 3(g) for discussion of the Pillar Investments.

As of June 30, 2013, non-income producing invested assets were insignificant.

(d) Realized Gains and Losses

The proceeds from sales of AFS securities were $1.5 billion and $0.7 billion for the three months ended June 30, 2013 and 2012, respectively, and $4.6 billion and $1.3 billion for the six months ended June 30, 2013 and 2012, respectively.

Realized capital gains and losses in the three and six months ended June 30, 2013 and 2012 arose primarily from the sales of equity securities. The amount of gross realized capital gains and gross realized capital losses of AFS securities in the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Gross realized capital gains	$40.1	$41.0	$101.8	$113.9
Gross realized capital losses	(13.1)	(1.6)	(23.9)	(6.4)

Net realized capital gains	$27.0	$39.4	$77.9	$107.5

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

Alleghany then evaluates those equity securities where the unrealized loss is 20 percent or more of cost as of the balance sheet date or which have been in an unrealized loss position continuously for six months or more preceding the balance sheet date. This evaluation takes into account quantitative and qualitative factors in determining whether such securities are other-than-temporarily impaired including: (i) market valuation metrics associated with the equity security (such as dividend yield and price-to-earnings ratio); (ii) current views on the equity security, as expressed by either Alleghany’s internal stock analysts and/or by third party stock analysts or rating agencies; and (iii) credit or news events associated with a specific company, such as negative news releases and rating agency downgrades with respect to the issuer of the investment.

Debt securities in an unrealized loss position are evaluated for OTTI if they meet any of the following criteria: (i) they are trading at a 20 percent discount to amortized cost for an extended period of time (nine consecutive months or longer); (ii) there has been a negative credit or news event with respect to the issuer that could indicate the existence of an OTTI; or (iii) Alleghany intends to sell, or it is more likely than not that Alleghany will sell, the debt security before recovery of its amortized cost basis.

If Alleghany intends to sell, or it is more likely than not that Alleghany will sell, a debt security before recovery of its amortized cost basis, the total amount of the unrealized loss position is recognized as an OTTI loss in earnings. To the extent that a debt security that is in an unrealized loss position is not impaired based on the preceding, Alleghany will consider a debt security to be impaired when it believes it to be probable that Alleghany will not be able to collect the entire amortized cost basis. For debt securities in an unrealized loss position as of the end of each quarter, Alleghany develops a best estimate of the present value of expected cash flows. If the results of the cash flow analysis indicate Alleghany will not recover the full amount of its amortized cost basis in the debt security, Alleghany records an OTTI loss in earnings equal to the difference between the present value of expected cash flows and the amortized cost basis of the security. If applicable, the difference between the total unrealized loss position on the debt security and the OTTI loss recognized in earnings is the non-credit related portion and is recorded as a component of other comprehensive income.

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

OTTI losses for the first six months of 2013 reflect $41.2 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $41.2 million of OTTI losses, $39.8 million related to equity securities in the chemical and energy sectors, and $1.4 million related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the duration of the decline in fair value of such securities relative to their cost as of the balance sheet date. Of the $41.2 million of OTTI losses, $8.9 million was incurred in the second quarter of 2013.

OTTI losses for the first six months of 2012 reflect $2.9 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $2.9 million of OTTI losses, $1.7 million related to equity securities, primarily in the energy sector, and $1.2 million related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the duration of the decline in fair value of such securities relative to their cost as of the balance sheet date. Of the $2.9 million of OTTI losses, $1.1 million was incurred in the second quarter of 2012.

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of June 30, 2013 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair value of these investments has been below cost were not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for 12 months or more as of June 30, 2013); (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term prospects of the issuer of the investment; and (iii) Alleghany’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

(f) Aging of Gross Unrealized Losses

As of June 30, 2013 and December 31, 2012, gross unrealized losses and related fair values for equity securities and debt securities, grouped by duration of time in a continuous unrealized loss position, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
As of June 30, 2013
Equity securities:
Common stock	$463.8	$70.1	$—	$—	$463.8	$70.1
Preferred stock	—	—	—	—	—	—

Total equity securities	463.8	70.1	—	—	463.8	70.1

Debt securities:
U.S. Government obligations	96.0	3.5	—	—	96.0	3.5
Municipal bonds	3,179.1	91.7	88.3	4.0	3,267.4	95.7
Foreign government obligations	394.1	7.6	4.3	0.1	398.4	7.7
U.S. corporate bonds	1,069.1	28.6	—	—	1,069.1	28.6
Foreign corporate bonds	432.0	7.5	4.5	0.1	436.5	7.6
Mortgage and asset-backed securities:
RMBS	996.6	35.3	9.3	1.5	1,005.9	36.8
CMBS	420.8	15.0	4.3	0.1	425.1	15.1
Other asset-backed securities	136.4	1.6	0.5	—	136.9	1.6

Total debt securities	6,724.1	190.8	111.2	5.8	6,835.3	196.6

Total temporarily impaired securities	$7,187.9	$260.9	$111.2	$5.8	$7,299.1	$266.7

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
As of December 31, 2012
Equity securities:
Common stock	$796.1	$102.8	$—	$—	$796.1	$102.8
Preferred stock	—	—	—	—	—	—

Total equity securities	796.1	102.8	—	—	796.1	102.8

Debt securities:
U.S. Government obligations	7.1	0.1	—	—	7.1	0.1
Municipal bonds	1,006.6	4.4	0.5	—	1,007.1	4.4
Foreign government obligations	102.3	0.5	—	—	102.3	0.5
U.S. corporate bonds	404.4	2.1	—	—	404.4	2.1
Foreign corporate bonds	111.4	0.3	—	—	111.4	0.3
Mortgage and asset-backed securities:
RMBS	291.4	5.7	0.6	—	292.0	5.7
CMBS	50.2	1.3	7.8	1.3	58.0	2.6
Other asset-backed securities	2.2	—	0.9	—	3.1	—

Total debt securities	1,975.6	14.4	9.8	1.3	1,985.4	15.7

Total temporarily impaired securities	$2,771.7	$117.2	$9.8	$1.3	$2,781.5	$118.5

As of June 30, 2013, Alleghany held a total of 1,147 debt securities and equity securities that were in an unrealized loss position, of which 21 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. Such unrealized losses associated with debt securities consisted primarily of losses related to municipal bonds, RMBS and U.S. corporate bonds.

As of June 30, 2013, substantially all of Alleghany’s debt securities were rated investment grade, with approximately 1.9 percent of debt securities having issuer credit ratings that were below investment grade or not rated.

(g) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds (the “Funds”), which are managed by Pillar Holdings. In February 2013, TransRe invested an additional $25.0 million in the Funds. The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its aggregate investment. As of June 30, 2013, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $229.3 million, which is reported in other invested assets on its consolidated balance sheets.

In July 2013, AIHL invested $250.0 million in Ares Management LLC (“Ares”), a privately-held asset manager, in exchange for a 6.25 percent equity stake in Ares, with commitments to invest up to $1.0 billion in certain investment funds managed by Ares.

4.	Reinsurance Ceded

(a) Overview

Alleghany’s reinsurance and insurance operating units reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines, improve risk-adjusted portfolio returns, and enable them to increase gross premium writings and risk capacity without requiring additional capital. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, Alleghany’s reinsurance and insurance operating units would remain liable for such reinsurance portion not paid by their reinsurers.

(b) Significant Reinsurance Contracts

As discussed in Part I, Item 1, “Business—Reinsurance” section of our 2012 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk, and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2013. RSUI placed its catastrophe reinsurance program for the 2013-2014 period, and the new program is similar to the expired program.

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

(c) Intercompany Reinsurance Contracts

In the second quarter of 2013, AIHL Re and PCC’s wholly-owned subsidiary, Pacific Compensation Insurance Company (“PCIC”), entered into an intercompany reinsurance contract, effective January 1, 2013, pursuant to which AIHL Re will provide PCIC with coverage for adverse development on net loss and loss adjustment expenses (“LAE”) in excess of PCIC’s carried reserves at December 31, 2012 and accident year stop-loss coverage for any net losses and LAE in excess of 75.0 percent of net earned premiums for PCIC for accident years 2013, 2014 and 2015. AIHL Re’s commitments also are intended to cover the statutory collateral requirements at PCIC, if and when necessary. AIHL Re’s obligations are subject to an aggregate limit of $100.0 million. In connection with such intercompany reinsurance agreement, Alleghany and AIHL Re entered into a contract whereby Alleghany will guarantee the recoverable balances owed to PCIC from AIHL Re up to $100.0 million. Subsequent to the entry into the above agreements, A.M. Best Company upgraded PCIC’s rating to A- (Excellent) from B++ (Good). The above agreements had no impact on Alleghany’s consolidated results of operations and financial condition. From a segment reporting perspective, the financial results of AIHL Re, which are substantially attributable to its intercompany contract with PCIC, have been included in the results of PCC, with all intercompany balances eliminated.

5.	Income Taxes

The effective tax rate for the first six months of 2013 was 22.6 percent, compared with 11.4 percent for the first six months of 2012. The higher effective tax rate in the first six months of 2013 primarily reflects the absence of a gain on bargain purchase, which had a significant impact in the first six months of 2012. The gain on bargain purchase resulted in a significant increase in earnings before income taxes without a corresponding increase in income taxes. The impact of the gain on bargain purchase on the effective tax rate in the first six months of 2012 was partially offset by the impact of certain non-deductible transaction costs in the first six months of 2012, which resulted in losses before income taxes without a corresponding decrease in income taxes. As a result of these non-recurring, merger-related items, the effective tax rate for the first six months of 2012 was reduced by a net 10.3 percentage points.

Alleghany believes that, as of June 30, 2013, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There was no liability for interest or penalties accrued as of June 30, 2013.

6. Stockholders’ Equity

(a) Common Stock Repurchases

In October 2012, Alleghany’s Board of Directors authorized the repurchase of shares of common stock, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million. Pursuant to this authorization, in the first six months of 2013, Alleghany repurchased an aggregate of 113,160 shares of its common stock in the open market for $40.4 million, at an average price per share of $356.92, of which 23,409 shares were repurchased in the second quarter of 2013 for $8.8 million at an average price per share of $376.49.

(b) Accumulated Other Comprehensive Income

The following table presents a reconciliation of the changes during the six months ended June 30, 2013 in accumulated other comprehensive income (in millions):

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total

Balance as of January 1, 2013	$263.3	$(13.4)	$0.6	$250.5
Other comprehensive income, net of tax:
Other comprehensive income before reclassifications	(119.1)	(26.4)	(0.2)	(145.7)
Reclassifications from accumulated other comprehensive income	(23.9)	—	—	(23.9)

Total	(143.0)	(26.4)	(0.2)	(169.6)

Balance as of June 30, 2013	$120.3	$(39.8)	$0.4	$80.9

Reclassifications out of accumulated other comprehensive income during the three and six months ended June 30, 2013 were as follows (in millions):

Accumulated Other Comprehensive Income Component	Line in Consolidated Statement of Earnings	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Unrealized appreciation of investments:	Net realized capital gains	$(27.0)	$(77.9)
	Other than temporary impairment losses	8.9	41.2
	Income taxes	6.3	12.8

Total reclassifications:	Net earnings	$(11.8)	$(23.9)

7.	Earnings Per Share of Common Stock

The following is a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in millions)
Net earnings	$113.7	$109.3	$310.0	$669.4
Effect of dilutive securities	—	0.1	—	0.4

Income available to common stockholders for diluted earnings per share	$113.7	$109.4	$310.0	$669.8

Weighted average common shares outstanding applicable to basic earnings per share	16,781,461	16,930,548	16,804,108	13,937,909
Effect of dilutive securities	—	19,789	—	27,669

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	16,781,461	16,950,337	16,804,108	13,965,578

Contingently issuable shares of 65,051 and 41,006 were potentially available during the first six months of 2013 and 2012, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

8.	Commitments and Contingencies

(a) Legal Proceedings

Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provisions are adequate.

On November 20, 2011, Alleghany entered into an Agreement and Plan of Merger (the “Merger Agreement”) with its wholly-owned subsidiary Shoreline Merger Sub, LLC (subsequently converted into a corporation) (“Merger Sub”) and Transatlantic Holdings, Inc. (“Old TransRe”). On March 6, 2012, Old Transatlantic was merged with and into Merger Sub, which was renamed “Transatlantic Holdings, Inc.,” and became a wholly-owned subsidiary of Alleghany. In connection with the merger, Alleghany, Merger Sub and Old TransRe, among others, were named as defendants in three putative stockholder class action lawsuits, including one consolidated lawsuit filed in the Court of Chancery of the State of Delaware (the “Court”) and two lawsuits filed in the Supreme Court of the State of New York. Such lawsuits challenged the merger and alleged that Alleghany, Merger Sub and Old TransRe aided and abetted an alleged breach of fiduciary duty by Old TransRe’s board of directors in connection with the merger, among other allegations.

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

(c) Leases

Alleghany leases certain facilities, furniture and equipment under long-term lease agreements. Additional information about leases can be found in Note 12(c) to the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of the 2012 10-K.

(d) Asbestos and Environmental Impairment Exposure

Loss and LAE include amounts for risks relating to asbestos-related illnesses and environmental impairment. As of June 30, 2013 and December 31, 2012, such gross and net reserves were as follows:

	June 30, 2013		December 31, 2012
	Gross	Net	Gross	Net
	(in millions)
TransRe	$532.0	$407.4	$512.4	$394.5
CATA	10.7	10.6	13.5	13.5

Total	$542.7	$418.0	$525.9	$408.0

The reserves carried for such claims, including the incurred but not reported portion, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for asbestos-related illnesses and environmental impairment losses, particularly for those occurring in 1985 and prior, which represents the majority of TransRe’s asbestos-related illnesses and environmental impairment reserves. This uncertainty is due to inconsistent court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other reasons. Further, possible changes in statutes, laws, regulations, theories of liability and other factors could have a material effect on these liabilities and, accordingly, future earnings.

(e) Equity Holdings Concentration

As of June 30, 2013 and December 31, 2012, Alleghany had a concentration of market risk in its AFS equity securities portfolio with respect to certain energy sector businesses of $568.0 million and $542.2 million, respectively.

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

The reinsurance segment consists of property and casualty reinsurance operations conducted by TransRe’s reinsurance operating units and is further reported by major product lines—property and casualty & other. TransRe provides property and casualty reinsurance to insurers and reinsurers through brokers and on a direct basis to ceding companies. TransRe also writes a modest amount of insurance business, which is included in the reinsurance segment. Approximately half of the premiums earned by TransRe’s operations are generated by offices located in Canada, Europe, Asia, Australia, Africa and those serving Latin America and the Caribbean. Although the majority of the premiums earned by these offices typically relate to the regions where they are located, a significant portion may be derived from other regions of the world, including the United States. In addition, although a significant portion of the assets and liabilities of these foreign offices generally relate to the countries where ceding companies and reinsurers are located, most investments are located in the country of domicile of these offices.

The insurance segment consists of property and casualty insurance operations conducted by AIHL through RSUI, CATA and PCC. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment.

The primary components of “corporate activities” are Alleghany Properties, Stranded Oil, Alleghany’s investments in Homesite and ORX and strategic investments and other activities at the parent level. As of April 26, 2012, corporate activities also includes the operating results of BKI. In addition, corporate activities includes interest expense associated with senior notes issued by Alleghany, whereas interest expense associated with senior notes issued by TransRe is included in “Total Segments.” Information related to Alleghany’s and TransRe’s senior notes can be found in Note 8 to the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of the 2012 10-K.

(b) Results

Segment results for Alleghany’s two reportable segments and for corporate activities for the three and six months ended June 30, 2013 and 2012 (which include TransRe from March 6, 2012 through June 30, 2012) are shown in the tables below:

	Reinsurance Segment			Insurance Segment
Three Months Ended June 30, 2013	Property	Casualty & Other(1)	Total	RSUI	CATA	PCC	Total	Total Segments	Corporate Activities(2)	Consolidated
					(in millions)
Gross premiums written	$314.5	$581.8	$896.3	$395.4	$45.5	$9.4	$450.3	$1,346.6	$(6.1)	$1,340.5
Net premiums written	271.0	572.3	843.3	263.7	42.3	9.2	315.2	1,158.5	—	1,158.5

Net premiums earned	251.8	582.8	834.6	187.5	37.2	9.0	233.7	1,068.3	—	1,068.3
Net loss and LAE	98.3	416.8	515.1	110.1	17.7	7.6	135.4	650.5	—	650.5
Commissions, brokerage and other underwriting expenses	76.0	183.0	259.0	51.4	21.3	7.3	80.0	339.0	—	339.0

Underwriting profit (loss)(3)	$77.5	$(17.0)	$60.5	$26.0	$(1.8)	$(5.9)	$18.3	78.8	—	78.8

Net investment income								96.1	4.3	100.4
Net realized capital gains								29.5	(2.5)	27.0
Other than temporary impairment losses								(8.9)	—	(8.9)
Gain on bargain purchase								—	—	—
Other income								1.1	8.3	9.4
Other operating expenses								17.5	9.7	27.2
Corporate administration								—	9.9	9.9

Amortization of intangible assets								0.8	—	0.8
Interest expense								12.4	9.4	21.8

Earnings before income taxes								$165.9	$(18.9)	$147.0

	Reinsurance Segment			Insurance Segment
Three Months Ended June 30, 2012	Property	Casualty & Other(1)	Total	RSUI	CATA	PCC	Total	Total Segments	Corporate Activities(2)	Consolidated
					(in millions)
Gross premiums written	$307.8	$656.5	$964.3	$365.2	$41.7	$3.6	$410.5	$1,374.8	$(5.8)	$1,369.0
Net premiums written	296.9	646.0	942.9	237.7	39.4	3.7	280.8	1,223.7	—	1,223.7

Net premiums earned	272.8	620.5	893.3	163.9	35.6	3.1	202.6	1,095.9	—	1,095.9
Net loss and LAE	94.0	466.8	560.8	91.7	25.4	3.0	120.1	680.9	—	680.9
Commissions, brokerage and other underwriting expenses	57.6	109.4	167.0	45.8	19.6	6.7	72.1	239.1	—	239.1

Underwriting profit (loss)(3)	$121.2	$44.3	$165.5	$26.4	$(9.4)	$(6.6)	$10.4	175.9	—	175.9

Net investment income								95.3	(4.4)	90.9
Net realized capital gains								39.4	—	39.4
Other than temporary impairment losses								(1.1)	—	(1.1)
Gain on bargain purchase								—	—	—
Other income								0.7	8.6	9.3
Other operating expenses								23.7	11.1	34.8
Corporate administration								—	11.1	11.1

Amortization of intangible assets								108.1	—	108.1
Interest expense								11.1	4.7	15.8

Earnings before income taxes								$167.3	$(22.7)	$144.6

	Reinsurance Segment			Insurance Segment
Six Months Ended June 30, 2013	Property	Casualty & Other(1)	Total	RSUI	CATA	PCC	Total	Total Segments	Corporate Activities(2)	Consolidated
	(in millions)
Gross premiums written	$584.6	$1,219.4	$1,804.0	$681.2	$85.6	$18.6	$785.4	$2,589.4	$(11.3)	$2,578.1
Net premiums written	507.7	1,201.6	1,709.3	445.0	80.1	18.1	543.2	2,252.5	—	2,252.5

Net premiums earned	502.0	1,186.6	1,688.6	363.1	74.5	17.1	454.7	2,143.3	—	2,143.3
Net loss and LAE	154.6	831.8	986.4	180.6	35.7	15.2	231.5	1,217.9	—	1,217.9
Commissions, brokerage and other underwriting expenses	138.4	371.9	510.3	99.7	40.9	14.3	154.9	665.2	—	665.2

Underwriting profit (loss)(3)	$209.0	$(17.1)	$191.9	$82.8	$(2.1)	$(12.4)	$68.3	260.2	—	260.2

Net investment income								189.4	29.8	219.2
Net realized capital gains								78.8	(0.9)	77.9
Other than temporary impairment losses								(41.2)	—	(41.2)
Gain on bargain purchase								—	—	—
Other income								1.7	18.8	20.5
Other operating expenses								37.9	20.1	58.0
Corporate administration								—	22.3	22.3

Amortization of intangible assets								12.4	—	12.4
Interest expense								24.7	18.8	43.5

Earnings before income taxes								$413.9	$(13.5)	$400.4

	Reinsurance Segment			Insurance Segment
Six Months Ended June 30, 2012	Property	Casualty & Other(1)	Total	RSUI	CATA	PCC	Total	Total Segments	Corporate Activities(2)	Consolidated
	(in millions)
Gross premiums written	$378.9	$831.5	$1,210.4	$612.5	$80.2	$6.3	$699.0	$1,909.4	$(7.0)	$1,902.4
Net premiums written	360.6	818.6	1,179.2	396.6	75.7	6.4	478.7	1,657.9	—	1,657.9

Net premiums earned	338.9	797.5	1,136.4	317.8	70.3	5.6	393.7	1,530.1	—	1,530.1
Net loss and LAE	111.8	596.7	708.5	156.8	43.9	5.6	206.3	914.8	—	914.8
Commissions, brokerage and other underwriting expenses	65.7	130.5	196.2	90.6	38.9	13.4	142.9	339.1	—	339.1

Underwriting profit (loss)(3)	$161.4	$70.3	$231.7	$70.4	$(12.5)	$(13.4)	$44.5	276.2	—	276.2

Net investment income								136.0	8.1	144.1
Net realized capital gains								68.8	38.7	107.5
Other than temporary impairment losses								(2.9)	—	(2.9)
Gain on bargain purchase								—	494.9	494.9
Other income								1.0	8.6	9.6
Other operating expenses								37.5	13.0	50.5
Corporate administration								—	58.4	58.4
Amortization of intangible assets								140.0	—	140.0
Interest expense								15.8	9.0	24.8

Earnings before income taxes								$285.8	$469.9	$755.7

(1)	Casualty & other primarily consists of assumed: directors and officers liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Includes elimination of minor reinsurance activity between segments.
(3)	Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit enhances the understanding of its segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

(c) Identifiable assets and equity

As of June 30, 2013, the identifiable assets of the reinsurance segment, insurance segment and corporate activities were $16.3 billion, $5.9 billion and $0.7 billion, respectively, of which cash and invested assets represented $14.1 billion, $4.3 billion and $0.4 billion, respectively. As of June 30, 2013, Alleghany’s equity attributable to the reinsurance segment, insurance segment and corporate activities was $4.2 billion, $2.4 billion and ($0.1) billion, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, or this “Form 10-Q,” to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. In addition, unless the context otherwise requires, references to

•	“TransRe” are to our reinsurance holding company subsidiary Transatlantic Holdings, Inc. and its subsidiaries,

•	“TRC” are to our subsidiary Transatlantic Reinsurance Company and its subsidiaries,

•	“AIHL” are to our insurance holding company subsidiary Alleghany Insurance Holdings LLC,

•	“RSUI” are to our subsidiary RSUI Group, Inc. and its subsidiaries,

•	“CATA” are to our subsidiary Capitol Transamerica Corporation and its subsidiaries, and also include the operations and results of Platte River Insurance Company unless the context otherwise requires,

•	“PCC” are to our subsidiary Pacific Compensation Corporation and its subsidiaries,

•	“AIHL Re” are to our subsidiary AIHL Re LLC,

•	“Alleghany Capital Partners” are to our subsidiary Alleghany Capital Partners LLC,

•	“Alleghany Properties” are to our subsidiary Alleghany Properties Holdings LLC and its subsidiaries,

•	“Bourn & Koch” are to our majority-owned subsidiary BKH Holdings, Inc. and its subsidiary Bourn & Koch, Inc., or “BKI,” and

•	“Stranded Oil” are to our subsidiary Stranded Oil Resources Corporation.

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

Overview

We are a Delaware corporation which owns and manages operating subsidiaries and investments, anchored by a core position in property and casualty reinsurance and insurance. Prior to March 6, 2012, we were primarily engaged, through AIHL and its subsidiaries, in the property and casualty insurance business. AIHL’s insurance operations are principally conducted by its subsidiaries RSUI, CATA and PCC. CATA has been a subsidiary of AIHL since January 2002, and RSUI has been a subsidiary of AIHL since July 2003. AIHL Re has been an indirect wholly-owned subsidiary of Alleghany since its formation in 2006. AIHL Re is a captive reinsurance company which provides reinsurance to our insurance operating units and affiliates. PCC has been a subsidiary of AIHL since July 18, 2007. On March 6, 2012, or the “Acquisition Date,” we consummated a merger transaction, or the “merger,” with TransRe. As a result of the merger, TransRe became one of our wholly-owned subsidiaries. Our reinsurance operations began immediately following the merger. See Note 2 to the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of our 2012 10-K for additional detail on the merger.

Although our primary sources of revenues and earnings are our reinsurance and insurance operations and investments, we also seek out strategic investments and conduct other activities at the parent level. Strategic investments currently include, among others, an approximately 33 percent stake in Homesite Group Incorporated, or “Homesite,” a national, full-service, mono-line provider of homeowners insurance, and an approximately 38 percent stake in ORX Exploration, Inc., or “ORX,” a regional gas and oil exploration and production company. We manage, source, execute, and monitor our private equity investments, primarily through our wholly-owned subsidiary Alleghany Capital Partners. On April 26, 2012, our majority-owned subsidiary Bourn & Koch acquired BKI, a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois. In addition, we own and manage land in the Sacramento, California region through our subsidiary Alleghany Properties and own Stranded Oil, an exploration and production company focused on enhanced oil recovery. From formation through June 30, 2013, we have invested $43.9 million in Stranded Oil.

As of June 30, 2013, Alleghany had total assets of $22.9 billion and total stockholders’ equity of $6.5 billion. As of June 30, 2013, we had consolidated total investments of approximately $18.3 billion, of which $14.9 billion was invested in debt securities, $1.8 billion was invested in equity securities, $0.9 billion was invested in short-term investments, and $0.7 billion was invested in other invested assets.

Segment Information

Our segments are reported in a manner consistent with the way management evaluates the businesses. As such, we classify our business into two reportable segments, reinsurance and insurance. Reinsurance and insurance underwriting activities are evaluated separately from investment and corporate activities. The primary components of “corporate activities” are Alleghany Properties, Stranded Oil, our investments in Homesite and ORX and strategic investments and other activities at the parent level. As of April 26, 2012, corporate activities also includes the operating results of BKI. See below and Note 9 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for an analysis of our underwriting results by segment and corporate activities, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Profitability

The profitability of our reinsurance and insurance operating units, and as a result, our profitability, is primarily impacted by the adequacy of premium rates, level of catastrophe losses, and investment returns. The adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters, regulatory measures and court decisions that define and expand the extent of coverage, and the effects of economic inflation on the amount of compensation due for injuries or losses. The ultimate adequacy of premium rates is not known with certainty at the time reinsurance contracts are entered into or property and casualty insurance policies are issued because premiums are determined before claims are reported.

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

Catastrophe Risk

Catastrophe losses, or their absence, can have a significant impact on our results. The frequency and severity of catastrophes in any short period of time are inherently unpredictable. Catastrophes can cause losses in a variety of our property and casualty lines of business. We have significant exposure to both natural disasters, such as hurricanes, other windstorms and earthquakes, as well as man-made disasters. Longer-term natural catastrophe trends may be changing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, sea, land and air temperatures, sea levels, rain and snow. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events such as hurricanes, other windstorms and tornado activity. To the extent climate change increases the frequency and severity of such weather events, our reinsurance and insurance operating units may face increased claims, particularly with respect to properties located in coastal areas.

As part of their overall risk and capacity management strategy, our reinsurance and insurance operating units take certain measures to mitigate the impact of catastrophe events through various means including considering catastrophe risks in their underwriting and pricing decisions, monitoring and modeling accumulated exposures, managing exposure in key geographic zones and product lines that are prone to catastrophic events, and purchasing reinsurance.

The reinsurance programs purchased by our reinsurance and insurance operating units are generally subject to annual renewal. Market conditions beyond the control of our reinsurance and insurance operating units determine the availability and cost of the reinsurance protection they purchase, which may affect the level of business written and thus their profitability.

In the second quarter of 2013, we incurred $74.7 million of catastrophe losses, net of reinsurance, compared with $22.3 million incurred in the second quarter of 2012. The $74.7 million of catastrophe losses incurred in the second quarter of 2013 consists of $45.1 million incurred at TransRe and $29.6 million incurred at RSUI.

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

Consolidated Results of Operations

The following table summarizes our consolidated revenues, costs and expenses and earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Revenues
Net premiums earned	$1,068.3	$1,095.9	$2,143.3	$1,530.1
Net investment income	100.4	90.9	219.2	144.1
Net realized capital gains	27.0	39.4	77.9	107.5
Other than temporary impairment losses	(8.9)	(1.1)	(41.2)	(2.9)
Gain on bargain purchase	—	—	—	494.9
Other income	9.4	9.3	20.5	9.6

Total revenues	1,196.2	1,234.4	2,419.7	2,283.3

Costs and Expenses
Net loss and loss adjustment expenses	650.5	680.9	1,217.9	914.8
Commissions, brokerage and other underwriting expenses	339.0	239.1	665.2	339.1
Other operating expenses	27.2	34.8	58.0	50.5
Corporate administration	9.9	11.1	22.3	58.4
Amortization of intangible assets	0.8	108.1	12.4	140.0
Interest expense	21.8	15.8	43.5	24.8

Total costs and expenses	1,049.2	1,089.8	2,019.3	1,527.6

Earnings before income taxes	147.0	144.6	400.4	755.7
Income taxes	33.3	35.3	90.4	86.3

Net earnings	$113.7	$109.3	$310.0	$669.4

Revenues:
Total reinsurance and insurance segments	$1,186.1	$1,230.2	$2,372.0	$1,733.0
Corporate activities*	10.1	4.2	47.7	550.3

Earnings before income taxes:
Total reinsurance and insurance segments	$165.9	$167.3	$413.9	$285.8
Corporate activities*	(18.9)	(22.7)	(13.5)	469.9

*	Consists of Alleghany Properties, Stranded Oil, our investments in Homesite and ORX and corporate activities at the parent level, including the gain on bargain purchase in connection with the merger, and due diligence, legal, investment banking and other merger-related costs, or “Transaction Costs.” In addition, as of April 26, 2012, corporate activities includes the operating results of BKI. Corporate activities also includes interest expense associated with the senior notes issued by Alleghany, whereas interest expense associated with the senior notes issued by TransRe is included in “Total Segments.” Information related to the senior notes can be found in Note 8 to the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of our 2012 10-K.

Our results for the quarter and six months ended June 30, 2013 compared with the quarter and six months ended June 30, 2012 reflect accounting impacts that arose from the merger. These primarily relate to the recording of a gain on bargain purchase and the write-off of deferred acquisition costs of TransRe as of the Acquisition Date, as well as the establishment of an intangible asset roughly approximating the amount of deferred acquisition costs. This intangible asset was amortized over an approximately one year period, similar to how deferred acquisition costs are amortized, but is shown as part of amortization of intangible assets as opposed to part of commissions, brokerage and underwriting expenses. This amortization was largely completed as of March 6, 2013, the one year anniversary of the Acquisition Date. In addition, as the merger closed on March 6, 2012, comparative balances for the first six months of 2013 reflect activity for the entire period while balances for the first six months of 2012 reflect activity at TransRe only for the 116 day period since the Acquisition Date.

Aside from these merger-related accounting impacts, our earnings before income taxes in the second quarter of 2013 increased slightly from the second quarter of 2012, primarily reflecting a decrease in net loss and LAE, partially offset by a decrease in net premiums earned. The decrease in net loss and LAE primarily reflects the impact of lower reinsurance assumed premium writings and favorable development from prior accident years on loss and LAE reserves, partially offset by the impact of higher direct premium writings, particularly at RSUI, and higher catastrophe losses in the second quarter of 2013. The decrease in net premiums earned primarily reflects the impact of lower reinsurance assumed premium writings in recent quarters, partially offset by the impact of higher direct premium writings in recent quarters, particularly at RSUI.

The effective tax rate for the first six months of 2013 was 22.6 percent, compared with 11.4 percent for the first six months of 2012. The higher effective tax rate in the first six months of 2013 primarily reflects the absence of a gain on bargain purchase, which had a significant impact in the first six months of 2012. The gain on bargain purchase resulted in a significant increase in earnings before income taxes without a corresponding increase in income taxes. The impact of the gain on bargain purchase on the effective tax rate in the first six months of 2012 was partially offset by the impact of certain non-deductible Transaction Costs in the first six months of 2012, which resulted in losses before income taxes without a corresponding decrease in income taxes. As a result of these non-recurring, merger-related items, the effective tax rate for the first six months of 2012 was reduced by a net 10.3 percentage points.

Total Reinsurance and Insurance Segment Results

The following table summarizes the results of our reinsurance and insurance segments.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Reinsurance	Insurance	Total(1)	Reinsurance	Insurance	Total(1)
	(in millions, except ratios)

Gross premiums written	$896.3	$450.3	$1,346.6	$964.3	$410.5	$1,374.8
Net premiums written	843.3	315.2	1,158.5	942.9	280.8	1,223.7

Net premiums earned	$834.6	$233.7	$1,068.3	$893.3	$202.6	$1,095.9
Net loss and LAE	515.1	135.4	650.5	560.8	120.1	680.9
Commissions, brokerage and other underwriting expenses	259.0	80.0	339.0	167.0	72.1	239.1

Underwriting profit (2)	$60.5	$18.3	78.8	$165.5	$10.4	175.9

Net investment income			96.1			95.3
Net realized capital gains			29.5			39.4
Other than temporary impairment losses			(8.9)			(1.1)
Gain on bargain purchase			—			—
Other income			1.1			0.7
Other operating expenses			17.5			23.7
Corporate administration			—			—
Amortization of intangible assets			0.8			108.1
Interest expense			12.4			11.1

Earnings before income taxes			$165.9			$167.3

Loss ratio(3)	61.7%	57.9%	60.9%	62.8%	59.3%	62.1%
Expense ratio(4)	31.1%	34.2%	31.7%	18.7%	35.6%	21.8%

Combined ratio(5)	92.8%	92.1%	92.6%	81.5%	94.9%	83.9%

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Reinsurance	Insurance	Total(1)	Reinsurance	Insurance	Total(1)
	(in millions, except ratios)

Gross premiums written	$1,804.0	$785.4	$2,589.4	$1,210.4	$699.0	$1,909.4
Net premiums written	1,709.3	543.2	2,252.5	1,179.2	478.7	1,657.9

Net premiums earned	$1,688.6	$454.7	$2,143.3	$1,136.4	$393.7	$1,530.1
Net loss and LAE	986.4	231.5	1,217.9	708.5	206.3	914.8
Commissions, brokerage and other underwriting expenses	510.3	154.9	665.2	196.2	142.9	339.1

Underwriting profit (2)	$191.9	$68.3	260.2	$231.7	$44.5	276.2

Net investment income			189.4			136.0
Net realized capital gains			78.8			68.8
Other than temporary impairment losses			(41.2)			(2.9)
Gain on bargain purchase			—			—
Other income			1.7			1.0
Other operating expenses			37.9			37.5
Corporate administration			—			—
Amortization of intangible assets			12.4			140.0
Interest expense			24.7			15.8

Earnings before income taxes			$413.9			$285.8

Loss ratio(3)	58.4%	50.9%	56.8%	62.3%	52.4%	59.8%
Expense ratio(4)	30.2%	34.1%	31.0%	17.3%	36.3%	22.2%

Combined ratio(5)	88.6%	85.0%	87.8%	79.6%	88.7%	82.0%

(1)	Excludes elimination of minor reinsurance activity between segments (which is reported in corporate activities).
(2)	Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace net earnings determined in accordance with GAAP as a measure of profitability (see “Comment on Non-GAAP Financial Measures”).
(3)	Net loss and LAE divided by net premiums earned, all as determined in accordance with GAAP.
(4)	Commissions, brokerage and other underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.
(5)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

The results of our reinsurance and insurance segments for the second quarter and six months ended June 30, 2013 compared with the second quarter and six months of 2012 reflect accounting impacts that arose from the merger. These primarily relate to the write-off of deferred acquisition costs of TransRe as of the Acquisition Date, as well as the establishment of an intangible asset roughly approximating the amount of deferred acquisition costs. As discussed above, this intangible asset was amortized over an approximately one year period, similar to deferred acquisition costs, but is shown as part of amortization of intangible assets as opposed to part of commissions, brokerage and underwriting expenses. This amortization was largely completed as of March 6, 2013, the one year anniversary of the Acquisition Date. In addition, as the merger closed on March 6, 2012, comparative balances for the first six months of 2013 reflect activity for the entire period while balances for the first six months of 2012 reflect activity at TransRe only for the 116 day period since the Acquisition Date.

Aside from these merger-related accounting impacts, the earnings before income taxes of our reinsurance and insurance segments in the second quarter of 2013 decreased slightly from the second quarter of 2012, primarily reflecting a decrease in net premiums earned, partially offset by a decrease in net loss and LAE. The decrease in net premiums earned primarily reflects the impact of lower reinsurance assumed premium writings in recent quarters, partially offset by the impact of higher direct premium writings in recent quarters, particularly at RSUI. The decrease in net loss and LAE primarily reflects the impact of lower reinsurance assumed premium writings and favorable development from prior accident years on loss and LAE reserves, partially offset by the impact of higher direct premium writings, particularly at RSUI, and higher catastrophe losses in the second quarter of 2013.

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

The underwriting results of the reinsurance segment are presented below.

	Property	Casualty & Other(1)	Total
	(in millions, except ratios)
Three Months Ended June 30, 2013
Gross premiums written	$314.5	$581.8	$896.3
Net premiums written	271.0	572.3	843.3

Net premiums earned	$251.8	$582.8	$834.6
Net loss and LAE	98.3	416.8	515.1
Commissions, brokerage and other underwriting expenses	76.0	183.0	259.0

Underwriting profit (loss)(2)	$77.5	$(17.0)	$60.5

Loss ratio(3)	39.0%	71.5%	61.7%
Expense ratio(4)	30.2%	31.4%	31.1%

Combined ratio(5)	69.2%	102.9%	92.8%

Three Months Ended June 30, 2012
Gross premiums written	$307.8	$656.5	$964.3
Net premiums written	296.9	646.0	942.9

Net premiums earned	$272.8	$620.5	$893.3
Net loss and LAE	94.0	466.8	560.8
Commissions, brokerage and other underwriting expenses	57.6	109.4	167.0

Underwriting profit(2)	$121.2	$44.3	$165.5

Loss ratio(3)	34.5%	75.2%	62.8%
Expense ratio(4)	21.1%	17.6%	18.7%

Combined ratio(5)	55.6%	92.8%	81.5%

	Property	Casualty & Other(1)	Total
	(in millions, except ratios)
Six Months Ended June 30, 2013
Gross premiums written	$584.6	$1,219.4	$1,804.0
Net premiums written	507.7	1,201.6	1,709.3

Net premiums earned	$502.0	$1,186.6	$1,688.6
Net loss and LAE	154.6	831.8	986.4
Commissions, brokerage and other underwriting expenses	138.4	371.9	510.3

Underwriting profit (loss)(2)	$209.0	$(17.1)	$191.9

Loss ratio(3)	30.8%	70.1%	58.4%
Expense ratio(4)	27.6%	31.3%	30.2%

Combined ratio(5)	58.4%	101.4%	88.6%

Six Months Ended June 30, 2012
Gross premiums written	$378.9	$831.5	$1,210.4
Net premiums written	360.6	818.6	1,179.2

Net premiums earned	$338.9	$797.5	$1,136.4
Net loss and LAE	111.8	596.7	708.5
Commissions, brokerage and other underwriting expenses	65.7	130.5	196.2

Underwriting profit(2)	$161.4	$70.3	$231.7

Loss ratio(3)	33.0%	74.8%	62.3%
Expense ratio(4)	19.4%	16.4%	17.3%

Combined ratio(5)	52.4%	91.2%	79.6%

(1)	Primarily consists of assumed: directors and officers liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace net earnings determined in accordance with GAAP as a measure of profitability (see “Comment on Non-GAAP Financial Measures”).
(3)	Net loss and LAE divided by net premiums earned, all as determined in accordance with GAAP.
(4)	Commissions, brokerage and other underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.
(5)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar a reinsurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Reinsurance Segment – Property. Gross premiums written in the second quarter of 2013 increased by $6.7 million or 2.2 percent from the second quarter of 2012. Excluding the impact of changes in foreign currency rates, gross premiums written in the second quarter of 2013 increased by $12.8 million or 4.2 percent from the second quarter of 2012, primarily reflecting premiums related to a new fronting arrangement with unrelated retrocessionaires. As part of this arrangement, gross premiums written are entirely ceded to such retrocessionaires, with no impact on TransRe’s net premiums written. Absent this arrangement, gross premiums written decreased in the second quarter of 2013, primarily reflecting an increasingly competitive reinsurance market, which is expanding its capacity despite the lack of market need. In addition, the decrease in net premiums written in recent quarters reflects decisions made by TransRe in recent years to non-renew or reduce participation on certain treaties and shifting of certain business from proportional to non-proportional exposure.

Net premiums earned in the second quarter of 2013 decreased by $21.0 million or 7.7 percent from the second quarter of 2012. Excluding the impact of changes in foreign currency rates, net premiums earned in the second quarter of 2013 decreased by $16.4 million or 6.0 percent from the second quarter of 2012. The decrease in net premiums earned in the second quarter of 2013 from the second quarter of 2012 primarily reflects a decrease in gross premiums written in recent quarters.

The increase in net loss and LAE in the second quarter of 2013 from the second quarter of 2012 primarily reflects $45.1 million of catastrophe losses and higher non-catastrophe losses occurring in the second quarter of 2013, partially offset by the impact of lower net premiums earned and $42.7 million of favorable prior year reserve development. Catastrophe losses in the second quarter of 2013 primarily reflect net losses from flooding in Germany and Central Europe in May and June and, to a lesser extent, flooding in Canada.

Of the $42.7 million reserve release, $14.5 million relates to Super Storm Sandy, which caused widespread property damage and flooding to large areas of the East Coast and Northeastern United States in October 2012, with the remaining $28.2 million relating primarily to flooding in Thailand and the Tohoku earthquake in Japan, both of which occurred in 2011. The $42.7 million release of prior accident year property loss reserves in the second quarter of 2013 reflects favorable catastrophe loss emergence compared with estimates made in earlier periods.

As further explained below, the increase in commissions, brokerage and other underwriting expenses in the second quarter of 2013 reflects the absence of favorable impact arising from the acquisition method of accounting, which was significant in the second quarter of 2012.

The decrease in property underwriting profit in the second quarter of 2013 from the second quarter of 2012 primarily reflects the increase in commissions, brokerage and other underwriting expenses, the decrease in net premiums earned, and to a lesser extent, the increase in net loss and LAE, as discussed above.

The increases in gross premiums written, net premiums earned, net loss and LAE, and commissions, brokerage and other underwriting expenses in the first six months of 2013 from the first six months of 2012 primarily reflect the inclusion of operations from TransRe for the full first six months of 2013, compared with only 116 days subsequent to the Acquisition Date for the first six months of 2012. The increase in net loss and LAE also reflects catastrophe losses, net of reinsurance, of $45.1 million, partially offset by $79.3 million of favorable development from prior accident years on loss and LAE reserves in the first six months of 2013. The increase in commissions, brokerage and other underwriting expenses also reflects the diminished favorable impact arising from the acquisition method of accounting, as further explained below.

Net loss and LAE for the first six months of 2013 include a $79.3 million release of prior accident year loss reserves. In addition to the $42.7 million release of prior year reserves in the second quarter of 2013 noted above, net loss and LAE in the first six months of 2013 reflect a $36.6 million release of prior year reserves in the 2013 first quarter. Of the $36.6 million reserve release, $18.5 million relates to Super Storm Sandy, with the remaining $18.1 million relating primarily to non-catastrophe losses in the 2012 accident year. The $79.3 million release of prior accident year property loss reserves in the first six months of 2013 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The $79.3 million release of prior accident year property loss reserves did not impact the assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first six months of 2013.

The increase in property underwriting profit in the first six months of 2013 from the first six months of 2012 primarily reflects an increase in net premiums earned, partially offset by an increase in net loss and LAE and commissions, brokerage and other underwriting expenses, as discussed above.

Reinsurance Segment – Casualty & Other. Gross premiums written in the second quarter of 2013 decreased by $74.7 million or 11.4 percent from the second quarter of 2012. Excluding the impact of changes in foreign currency rates, gross premiums written in the second quarter of 2013 decreased by $76.7 million or 11.7 percent from the second quarter of 2012, primarily reflecting an increasingly competitive reinsurance market and a decreasing amount of risk premium being ceded by insurers. In addition, the decrease in net premiums written in recent quarters also reflects decisions made by TransRe in recent years to non-renew or reduce participation on certain treaties and shifting of certain business from proportional to non-proportional exposure.

Net premiums earned in the second quarter of 2013 decreased by $37.7 million or 6.1 percent from the second quarter of 2012. Excluding the impact of changes in foreign currency rates, net premiums earned in the second quarter of 2013 decreased by $40.2 million or 6.5 percent from the second quarter of 2012. The decrease in net premiums earned in the second quarter of 2013 from the second quarter of 2012 primarily reflects a decrease in gross premiums written in recent quarters.

The decrease in net loss and LAE in the second quarter of 2013 from the second quarter of 2012 primarily reflects the impact of lower net premiums earned and $9.9 million of favorable prior year reserve development. Of the $9.9 million reserve release, $5.8 million relates to certain medical malpractice treaties, or “the Malpractice Treaties.” Under the terms of the Malpractice Treaties, the increased underwriting profits created by the reserve release are to be retained by the cedants. As a result, TransRe recorded a $5.8 million offsetting increase in the profit commission expense incurred. The remaining $4.1 million of the reserve release relates to a variety of casualty & other lines of business.

As further explained below, the increase in commissions, brokerage and other underwriting expenses in the second quarter of 2013 reflects the absence of favorable impact arising from the acquisition method of accounting, which was significant in the second quarter of 2012, and to a lesser extent, the impact of the Malpractice Treaties, as described above.

The decrease in casualty & other underwriting profit in the second quarter of 2013 from the second quarter of 2012 primarily reflects an increase in commissions, brokerage and other underwriting expenses and a decrease in net premiums earned, partially offset by a decrease in net loss and LAE, as discussed above.

The increases in gross premiums written, net premiums earned, net loss and LAE, and commissions, brokerage and other underwriting expenses in the first six months of 2013 from the first six months of 2012 primarily reflect the inclusion of operations from TransRe for the full first six months of 2013, compared with only 116 days subsequent to the Acquisition Date for the first six months of 2012. The increase in net loss and LAE is partially offset by $32.6 million of favorable development from prior accident years on loss and LAE reserves in the first six months of 2013, $23.8 million of which relates to the Malpractice Treaties, as described above. The increase in commissions, brokerage and other underwriting expenses reflects the diminished favorable impact arising from the acquisition method of accounting, as further explained below, and the $23.8 million of profit commission expense incurred relates to the Malpractice Treaties, as described above.

Net loss and LAE for the first six months of 2013 reflect a $32.6 million release of prior accident year loss reserves. In addition to the $9.9 million release of prior year reserves in the second quarter of 2013 noted above, net loss and LAE in the first six months of 2013 reflect a $22.7 million release of prior year reserves in the 2013 first quarter. Of the $22.7 million reserve release, $18.0 million relates to the impact of the Malpractice Treaties. The remaining $4.7 million relates to a variety of casualty & other lines of business. The $32.6 million release of prior accident year casualty & other loss reserves in the first six months of 2013 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The $32.6 million release of prior accident year loss reserves did not impact the assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first six months of 2013.

The decrease in casualty & other underwriting profit in the first six months of 2013 from the first six months of 2012 primarily reflects an increase in net loss and LAE and commissions, brokerage and other underwriting expenses, partially offset by an increase in net premiums earned, as discussed above.

For both the property and the casualty & other lines of business, the expense ratio for the second quarter and first six months of 2012, and to a lesser extent, the first six months of 2013, was favorably impacted as a result of applying the acquisition method of accounting for the merger because deferred acquisition costs were written off at the Acquisition Date. As of March 6, 2013, the application of the acquisition method of accounting no longer has a significant impact on the expense ratio. Excluding the impact of the application of the acquisition method of accounting, the expense ratio for the reinsurance segment is estimated to be approximately 31 percent for the first six months of 2013 and 29 percent for both the second quarter of 2012 and the first six months of 2012.

Insurance Segment Underwriting Results

The insurance segment is comprised of AIHL’s RSUI, CATA and PCC operating units. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business—Segment Information— Insurance Segment” of our 2012 10-K.

The underwriting results of the insurance segment are presented below.

	RSUI	CATA	PCC	Total
	(in millions, except ratios)
Three Months Ended June 30, 2013
Gross premiums written	$395.4	$45.5	$9.4	$450.3
Net premiums written	263.7	42.3	9.2	315.2

Net premiums earned	$187.5	$37.2	$9.0	$233.7
Net loss and LAE	110.1	17.7	7.6	135.4
Commissions, brokerage and other underwriting expenses	51.4	21.3	7.3	80.0

Underwriting profit (loss)(1)	$26.0	$(1.8)	$(5.9)	$18.3

Loss ratio(2)	58.8%	47.4%	84.0%	57.9%
Expense ratio(3)	27.4%	57.3%	80.9%	34.2%

Combined ratio(4)	86.2%	104.7%	164.9%	92.1%

Three Months Ended June 30, 2012
Gross premiums written	$365.2	$41.7	$3.6	$410.5
Net premiums written	237.7	39.4	3.7	280.8

Net premiums earned	$163.9	$35.6	$3.1	$202.6
Net loss and LAE	91.7	25.4	3.0	120.1
Commissions, brokerage and other underwriting expenses	45.8	19.6	6.7	72.1

Underwriting profit (loss)(1)	$26.4	$(9.4)	$(6.6)	$10.4

Loss ratio(2)	55.9%	71.3%	97.1%	59.3%
Expense ratio(3)	27.9%	55.1%	215.8%	35.6%

Combined ratio(4)	83.8%	126.4%	312.9%	94.9%

	RSUI	CATA	PCC	Total
	(in millions, except ratios)
Six Months Ended June 30, 2013
Gross premiums written	$681.2	$85.6	$18.6	$785.4
Net premiums written	445.0	80.1	18.1	543.2

Net premiums earned	$363.1	$74.5	$17.1	$454.7
Net loss and LAE	180.6	35.7	15.2	231.5
Commissions, brokerage and other underwriting expenses	99.7	40.9	14.3	154.9

Underwriting profit (loss)(1)	$82.8	$(2.1)	$(12.4)	$68.3

Loss ratio(2)	49.7%	48.0%	89.0%	50.9%
Expense ratio(3)	27.5%	54.8%	83.7%	34.1%

Combined ratio(4)	77.2%	102.8%	172.7%	85.0%

Six Months Ended June 30, 2012
Gross premiums written	$612.5	$80.2	$6.3	$699.0
Net premiums written	396.6	75.7	6.4	478.7

Net premiums earned	$317.8	$70.3	$5.6	$393.7
Net loss and LAE	156.8	43.9	5.6	206.3
Commissions, brokerage and other underwriting expenses	90.6	38.9	13.4	142.9

Underwriting profit (loss)(1)	$70.4	$(12.5)	$(13.4)	$44.5

Loss ratio(2)	49.3%	62.6%	99.4%	52.4%
Expense ratio(3)	28.5%	55.2%	239.1%	36.3%

Combined ratio(4)	77.8%	117.8%	338.5%	88.7%

(1)	Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, or amortization of intangible assets. Underwriting profit is a non-GAAP financial measure and does not replace net earnings determined in accordance with GAAP as a measure of profitability (see “Comment on Non-GAAP Financial Measures”).
(2)	Net loss and LAE divided by net premiums earned, all as determined in accordance with GAAP.
(3)	Commissions, brokerage and other underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.
(4)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

RSUI. The increases in gross premiums written in the second quarter and the first six months of 2013 from the corresponding 2012 periods primarily reflect some improvement in market conditions in most lines of business, evidenced by favorable renewal retention rates, strong new business submissions, and low-to-mid single-digit price increases, although property catastrophe prices have declined slightly in the second quarter of 2013. The increases in net premiums earned in the second quarter and the first six months of 2013, compared with the corresponding 2012 periods, primarily reflect an increase in gross premiums written in recent quarters.

The increases in net loss and LAE in the second quarter and first six months of 2013 from the corresponding 2012 periods primarily reflect the impact of higher net premiums earned, higher catastrophe losses, net of reinsurance, and lower releases of prior accident year casualty loss reserves, partially offset by lower non-catastrophe property losses incurred. Catastrophe losses were $29.6 million in the second quarter of 2013, compared with $22.3 million in the second quarter of 2012, and $29.4 million in the first six months of 2013, compared with $23.5 million in the first six months of 2012. Catastrophe losses in the second quarter and first six months of 2013 primarily reflect net losses from severe weather in the Midwestern United States, including tornados in Oklahoma in May 2013. Catastrophe losses in the second quarter and first six months of 2012 primarily reflect net losses from severe weather in 2012 and adverse development from prior year catastrophes, primarily from a $9.7 million loss recorded in the second quarter of 2012 related to Hurricane Ike in 2008. Net loss and LAE in the second quarter and first six months of 2013 include $4.9 million and $8.4 million, respectively, of favorable prior year development on non-catastrophe property losses.

Net loss and LAE for the second quarter of 2013 reflect a $5.1 million release of prior accident year casualty loss reserves, compared with an $11.9 million reserve release during the second quarter of 2012. The $5.1 million reserve release relates primarily to umbrella/excess and professional liability lines of business, primarily for the 2005 through 2009 accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines. The $11.9 million release of prior year reserves during the second quarter of 2012 relates primarily to umbrella/excess liability, general liability and professional liability lines of business, primarily for the 2005 through 2008 accident years and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business.

Net loss and LAE for the first six months of 2013 reflect a $15.1 million release of prior accident year casualty loss reserves, compared with a $26.1 million reserve release during the first six months of 2012. In addition to the $5.1 million release of prior year reserves in the second quarter of 2013 discussed above, net loss and LAE in the first six months of 2013 reflect a $10.0 million release of prior year casualty reserves in the 2013 first quarter, compared with a $14.2 million release of prior year casualty reserves in the first quarter of 2012. The $10.0 million reserve release relates primarily to umbrella/excess liability, professional liability and general liability lines of business, primarily for the 2005 through 2009 accident years and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. The $14.2 million reserve release during the first six months of 2012 relates primarily to the directors and officers liability, umbrella/excess and general liability lines of business, primarily for the 2005 through 2008 accident years and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business.

Specifically relating to the $15.1 million reserve release in the first six months of 2013, cumulative losses in respect of prior accident years for such lines of business, which include both loss payments and case reserves, were expected to be higher through June 30, 2013 than the actual cumulative losses through that date. The amount of lower cumulative losses, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 0.4 percent. Such reduction did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for such lines for business earned in the first six months of 2013.

The increase in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2013 compared with the corresponding 2012 periods is due primarily to the impact of higher net premiums earned.

The increase in RSUI’s underwriting profit in the first six months of 2013 compared with the first six months of 2012 reflects an increase in net premiums earned, partially offset by an increase in net loss and LAE and commissions, brokerage and other underwriting expenses, as discussed above.

As discussed in Part I, Item 1, “Business—Reinsurance” section of our 2012 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk, and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2013. RSUI placed its catastrophe reinsurance program for the 2013-2014 period, and the new program is similar to the expired program.

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

CATA. The increases in gross premiums written in the second quarter and the first six months of 2013 from the corresponding 2012 periods primarily reflect growth in CATA’s property and casualty lines of business. The increases in net premiums earned in the second quarter and the first six months of 2013, compared with the corresponding 2012 periods, primarily reflect an increase in gross premiums written in recent quarters.

The decrease in net loss and LAE in the second quarter of 2013 from the second quarter of 2012 primarily reflects the impact of prior year development, partially offset by higher property losses from severe weather in the Midwestern United States. Net loss and LAE for the second quarter of 2013 reflect a $0.7 million net release of prior accident year loss reserves compared with an $8.4 million net increase of prior accident year loss reserves during the second quarter of 2012. The $0.7 million net release in the second quarter of 2013 relates primarily to a $4.0 million release of asbestos-related illnesses and environmental impairment reserves, largely offset by increases in reserves related to writings of certain specialty classes of business through a program administrator in connection with a terminated program (the “Terminated Program”) in the 2010 and 2009 accident years. The $8.4 million reserve increase during the second quarter of 2012 relates primarily to a $17.1 million increase in prior year reserves related to the Terminated Program in the 2010 and 2009 accident years, partially offset by a decrease in prior year reserves in certain of CATA’s casualty and surety lines of business.

The decrease in net loss and LAE in the first six months of 2013 from the first six months of 2012 primarily reflects the impact of prior year development, partially offset by higher property losses from severe weather in the Midwestern United States. Net loss and LAE for the first six months of 2013 reflect a $0.3 million net increase of prior accident year loss reserves compared with a $9.9 million net increase during the first six months of 2012. In addition to the $0.7 million net release of prior year reserves in the second quarter of 2013 discussed above, net loss and LAE in the first six months of 2013 reflects a $1.0 million increase of prior year reserves in the 2013 first quarter, compared with a $1.5 million increase in the 2012 first quarter. The $1.0 million increase in the first quarter of 2013 relates primarily to CATA’s property and workers’ compensation lines of business and is related to the 2010 and 2012 accident years. The $1.5 million increase in the first quarter of 2012 relates primarily to CATA’s workers’ compensation line of business and is related to the 2008-2010 accident years.

The decrease in CATA’s underwriting loss in the second quarter and first six months of 2013 from the corresponding 2012 periods primarily reflects a decrease in net loss and LAE, as discussed above.

PCC. Commencing August 1, 2009, PCC ceased soliciting new or renewal business on a direct basis due to its determination that it was unable to write business at rates it deemed adequate due to the difficult state of the California workers’ compensation market. After taking steps to transition to being a brokerage carrier, PCC began writing a modest amount of new business through brokers during 2011. This business increased in 2012 and in the first six months of 2013 as market conditions improved. PCC reported an underwriting loss of $5.9 million and $6.6 million in the second quarter of 2013 and 2012, respectively, and $12.4 million and $13.4 million in the first six months of 2013 and 2012, respectively. The underwriting losses are primarily due to PCC’s ongoing expenses relative to comparatively low premiums earned.

In the second quarter of 2013, AIHL Re and PCC’s wholly-owned subsidiary, Pacific Compensation Insurance Company (“PCIC”), entered into an intercompany reinsurance contract, effective January 1, 2013, pursuant to which AIHL Re will provide PCIC with coverage for adverse development on net loss and LAE in excess of PCIC’s carried reserves at December 31, 2012 and accident year stop-loss coverage for any net losses and LAE in excess of 75.0 percent of net earned premiums for PCIC for accident years 2013, 2014 and 2015. AIHL Re’s commitments also are intended to cover the statutory collateral requirements at PCIC, if and when necessary. AIHL Re’s obligations are subject to an aggregate limit of $100.0 million. In connection with such intercompany reinsurance agreement, Alleghany and AIHL Re entered into a contract whereby Alleghany will guarantee the recoverable balances owed to PCIC from AIHL Re up to $100.0 million. Subsequent to the entry into the above agreements, A.M. Best Company upgraded PCIC’s rating to A- (Excellent) from B++ (Good). The above agreements had no impact on our consolidated results of operations and financial condition. From a segment reporting perspective, the financial results of AIHL Re, which are substantially attributable to its intercompany contract with PCIC, have been included in the results of PCC, with all intercompany balances eliminated.

Total Reinsurance and Insurance Segments Investment Results

Following is information relating to segment investment results.

	Three Months Ended June 30		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net investment income	$96.1	$95.3	$189.4	$136.0
Net realized capital gains	29.5	39.4	78.8	68.8
Other than temporary impairment losses	(8.9)	(1.1)	(41.2)	(2.9)

Net Investment Income. The slight increase in net investment income for the reinsurance and insurance segments in the second quarter of 2013 from the second quarter of 2012 is due primarily to an increase in dividend income from a larger equity securities portfolio in the second quarter of 2013 compared with the second quarter of 2012. The increase in net investment income for the reinsurance and insurance segments in the first six months of 2013 from the first six months of 2012 is due primarily to the inclusion of operations from TransRe for the full first six months of 2013, compared with only 116 days subsequent to the Acquisition Date for the first six months of 2012.

Net Realized Capital Gains. Net realized capital gains in the second quarter and first six months of 2013 and 2012 relate primarily to sales of equity securities.

Other Than Temporary Impairment Losses. OTTI losses for the first six months of 2013 reflect $41.2 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $41.2 million of OTTI losses, $39.8 million related to equity securities in the chemical and energy sectors, and $1.4 million related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the duration of the decline in fair value of such securities relative to their cost as of the balance sheet date. Of the $41.2 million of OTTI losses, $8.9 million was incurred in the second quarter of 2013.

OTTI losses for the first six months of 2012 reflect $2.9 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $2.9 million of OTTI losses, $1.7 million related to equity securities, primarily in the energy sector, and $1.2 million related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the decline in fair value of such securities relative to their cost as of the balance sheet date. Of the $2.9 million OTTI losses, $1.1 million was incurred in the second quarter of 2012.

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of June 30, 2013 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which fair values of these securities have been below cost were not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for 12 months or more as of June 30, 2013); (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

See Note 3 to the Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for further details concerning gross unrealized investment losses for debt securities and equity securities as of June 30, 2013.

Corporate Activities Operating Results

The operating results of corporate activities are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net premiums earned	$—	$—	$—	$—
Net investment income	4.3	(4.4)	29.8	8.1
Net realized capital gains	(2.5)	—	(0.9)	38.7
Other than temporary impairment losses	—	—	—	—
Gain on bargain purchase	—	—	—	494.9
Other income	8.3	8.6	18.8	8.6

Total revenues	10.1	4.2	47.7	550.3

Net loss and loss andjustment expenses	—	—	—	—
Commissions, brokerage and other underwriting expenses	—	—	—	—
Other operating expenses	9.7	11.1	20.1	13.0
Corporate administration	9.9	11.1	22.3	58.4
Amortization of intangible assets	—	—	—	—
Interest expense	9.4	4.7	18.8	9.0

Earnings (loss) before income taxes	$(18.9)	$(22.7)	$(13.5)	$469.9

The decrease in loss before income taxes in the second quarter of 2013 compared with the second quarter of 2012 primarily reflects higher net investment income, as further explained below, partially offset by higher interest expense. Higher interest expense is due to the issuance of senior notes by Alleghany on June 26, 2012. Corporate activities results include the results of BKI, which was acquired on April 26, 2012.

The significant decrease in earnings before income taxes in the first six months of 2013 from the first six months of 2012 primarily reflects the absence of a gain on bargain purchase in the first six months of 2013, which was significant in the first six months of 2012, and to a lesser extent, the absence of net realized capital gains in the first six months of 2013, which were significant in the first six months of 2012, and higher interest expense, partially offset by lower corporate administration expense in the first six months of 2013. Net realized capital gains in the first six months of 2012 primarily reflect gains from the sale of shares of Exxon Mobil Corporation common stock held at the parent-level. Higher interest expense is due to the issuance of senior notes by Alleghany on June 26, 2012. The lower corporate administration expense in the first six months of 2013 is due primarily to the absence of Transaction Costs, which amounted to $33.8 million in the first six months of 2012.

Net investment income for corporate activities includes our equity share of results in Homesite and ORX, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Homesite	$3.0	$(2.2)	$24.5	$12.4
ORX	(0.3)	(1.5)	0.4	(3.3)
Interest, dividends and other – net	1.6	(0.7)	4.9	(1.0)

Net investment income	$4.3	$(4.4)	$29.8	$8.1

Homesite’s results improved in the second quarter of 2013 compared with the second quarter of 2012, primarily reflecting lower weather-related claims. The Homesite gain in the first six months of 2013 and 2012 primarily reflects favorable tax-related adjustments recorded in the first three months of 2013 and 2012, as well as favorable development on Homesite’s loss and LAE reserves in the first three months of 2013.

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

	As of June 30, 2013			As of December 31, 2012
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	(in millions)
Reinsurance Segment
Property	$1,218.4	$(52.0)	$1,166.4	$1,383.9	$(59.5)	$1,324.4
Casualty & other(1)	8,384.2	(383.6)	8,000.6	8,393.9	(385.5)	8,008.4

	9,602.6	(435.6)	9,167.0	9,777.8	(445.0)	9,332.8

Insurance Segment
Property	434.1	(180.7)	253.4	449.9	(186.1)	263.8
Casualty(2)	1,748.7	(632.0)	1,116.7	1,755.6	(654.3)	1,101.3
Workers’ Compensation	143.6	(8.4)	135.2	153.3	(13.0)	140.3
All other(3)	152.6	(66.1)	86.5	152.1	(63.6)	88.5

	2,479.0	(887.2)	1,591.8	2,510.9	(917.0)	1,593.9

Eliminations	(51.8)	51.8	—	(48.9)	56.1	7.2

Total	$12,029.8	$(1,271.0)	$10,758.8	$12,239.8	$(1,305.9)	$10,933.9

(1)	Primarily consists of assumed: directors and officers liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; asbestos-related illnesses and environmental impairment liability; and credit.

(2)	Primarily consists of direct: umbrella/excess; directors and officers liability; professional liability; and general liability.
(3)	Primarily consists of commercial multi-peril, surety and loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees.

Changes in Gross and Net Loss and LAE Reserves between June 30, 2013 and December 31, 2012

Gross and net loss and LAE reserves as of June 30, 2013 decreased from December 31, 2012, reflecting a decrease in our reinsurance segment loss and LAE reserves, and to a lesser extent, a decrease in our insurance segment loss and LAE reserves. The decrease in gross and net loss and LAE reserves in the reinsurance segment primarily reflects changes in foreign currency exchange rates, favorable development from prior accident years and payments related to catastrophic events occurring in prior years. The decrease in gross and net loss and LAE reserves in the insurance segment primarily reflects the impact of property loss claims resulting from Super Storm Sandy paid by RSUI in the first six months of 2013.

Reinsurance Recoverables

As of June 30, 2013, we had total reinsurance recoverables of $1,327.6 million, consisting of $1,271.0 million of ceded outstanding loss and LAE and $56.6 million of recoverables on paid losses. The reinsurance purchased by our reinsurance and insurance operating units does not relieve them from their obligations to their policyholders and cedants, and therefore, the financial strength of their reinsurers is important.

Information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of June 30, 2013 is as follows (dollars in millions):

Reinsurer(1)	Rating(2)	Amount	Percentage
Swiss Reinsurance Company	A+(Superior)	$159.3	12.0%
American International Group, Inc.	A (Excellent)	113.8	8.6
PartnerRe Ltd.	A+(Superior)	107.5	8.1
Platinum Underwriters Holdings, Ltd.	A (Excellent)	93.5	7.0
Syndicates at Lloyd’s of London	A (Excellent)	89.1	6.7
W.R. Berkley Corporation	A+(Superior)	76.1	5.7
Chubb Corporation	A+(Superior)	66.0	5.0
Ace Ltd.	A+(Superior)	55.6	4.2
HCC Insurance Holdings Inc.	A+(Superior)	31.5	2.4
Allied World Assurance Ltd.	A (Excellent)	22.8	1.7
All other reinsurers		512.4	38.6

Total reinsurance recoverables(3)		$1,327.6	100.0%

Secured reinsurance recoverables(4)		$178.6	13.5%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Approximately 93.1 percent of our reinsurance recoverables balance as of June 30, 2013 was due from reinsurers having an A.M. Best Company financial strength rating of “A” (Excellent) or higher.
(4)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

We had no allowance for uncollectible reinsurance as of June 30, 2013.

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

Readers are encouraged to review Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of our 2012 10-K for a more complete description of our critical accounting estimates.

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at the parent company. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of June 30, 2013, we held total marketable securities and cash of $699.2 million, compared with $731.7 million as of December 31, 2012. The decrease during the first six months of 2013 primarily reflects investments in non-public equity securities and capital contributions to AIHL Re and Alleghany Capital Corporation, partially offset by the receipt of dividends from TransRe, RSUI and CATA. The $699.2 million is comprised of $243.9 million at the parent company, $354.9 million at AIHL and $100.4 million at the TransRe holding company level. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of June 30, 2013.

Stockholders’ equity was approximately $6.5 billion as of June 30, 2013, compared with approximately $6.4 billion as of December 31, 2012. The increase in stockholders’ equity primarily reflects net earnings and an increase in unrealized appreciation on our equity securities portfolio in the first six months of 2013, partially offset by a decrease in unrealized appreciation on our debt securities portfolio in the first six months of 2013, reflecting a general rise in interest rates in the second quarter of 2013, and to a lesser extent, repurchases of our common stock. As of June 30, 2013, we had 16,766,192 shares of our common stock outstanding, compared with 16,890,623 shares of our common stock outstanding as of December 31, 2012.

Debt and Credit Agreement. As discussed in Note 8 to the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of our 2012 10-K, on September 20, 2010, we completed a public offering of $300.0 million aggregate principal amount of our 5.625% senior notes due on September 15, 2020 and, on June 26, 2012, we completed a public offering of $400.0 million aggregate principal amount of our 4.95% senior notes due on June 27, 2022. As discussed in Note 7 to the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of our 2012 10-K, on September 9, 2010, we entered into a three-year credit agreement, or the “Credit Agreement,” with a bank, providing commitments for a two tranche revolving credit facility in an aggregate principal amount of up to $100.0 million. There have been no borrowings under the Credit Agreement from its inception through June 30, 2013.

Common Stock Repurchases. In October 2012, our Board of Directors authorized the repurchase of shares of our common stock, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million. Pursuant to this authorization, in the first six months of 2013, we repurchased an aggregate of 113,160 shares of our common stock in the open market for $40.4 million, at an average price per share of $356.92, of which 23,409 shares were repurchased in the second quarter of 2013 for $8.8 million at an average price per share of $376.49.

Investments in Certain Other Invested Assets. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds, or the “Funds,” which are managed by Pillar Holdings. In February 2013, TransRe invested an additional $25.0 million in the Funds. The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that both Pillar Holdings and the Funds, which we collectively refer to as the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Our potential maximum loss is limited to our aggregate investment. As of June 30, 2013, our carrying value in the Pillar Investments, as determined under the equity method of accounting, was $229.3 million, which is reported in other invested assets on our consolidated balance sheets.

In July 2013, AIHL invested $250.0 million in Ares Management LLC, or “Ares,” a privately-held asset manager, in exchange for a 6.25 percent equity stake in Ares, with commitments to invest up to $1.0 billion in certain investment funds managed by Ares.

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

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt securities and equity securities listed on national securities exchanges. The overall debt securities portfolio credit quality is measured using the lower of the Standard & Poor’s Ratings Services, Moody’s Investors Services or Fitch’s Ratings rating. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of June 30, 2013 was “AA-.” Although many of our debt securities, which consist predominantly of municipal bonds, are insured by third party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of June 30, 2013. As of June 30, 2013, the ratings of our debt securities portfolio was as follows (dollars in millions):

	Ratings as of June 30, 2013
	AAA /Aaa	AA / Aa	A	BBB / Baa	Below BBB /Baa or Not-Rated*	Total
U.S. Government obligations	$—	$441.9	$—	$—	$—	$441.9
Municipal bonds	845.9	4,277.0	1,091.7	61.1	88.5	6,364.2
Foreign government obligations	440.6	311.9	75.8	5.7	2.6	836.6
U.S. corporate bonds	18.1	265.3	1,369.7	969.4	68.6	2,691.1
Foreign corporate bonds	279.9	529.1	789.4	265.8	22.0	1,886.2
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)	36.7	1,299.4	36.8	1.4	84.4	1,458.7
Commercial mortgage-backed securities (“CMBS”)	426.9	192.9	104.3	82.6	23.1	829.8
Other asset-backed securities	383.3	10.2	40.8	1.0	0.3	435.6

Total debt securities	$2,431.4	$7,327.7	$3,508.5	$1,387.0	$289.5	$14,944.1

Percentage of debt securities	16.3%	49.0%	23.5%	9.3%	1.9%	100.0%

*	Consists of $55.1 million of securities rated “BB / Ba,” $81.6 million of securities rated “B,” $47.9 million of securities rated “CCC,” $27.1 million of securities rated “CC,” $5.1 million of securities rates below “CC” and $72.7 million of not-rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities, and, as such, is classified as available-for-sale, or “AFS.”

Effective duration measures a portfolio’s sensitivity to change in interest rates. In this regard, as of June 30, 2013, our debt securities portfolio had an effective duration of approximately 4.2 years compared with 3.7 years as of December 31, 2012. The increase in duration in the first six months of 2013 is due primarily to the increase in market interest rates, which reduces the likelihood that RMBS will be prepaid, and that municipal bonds will be called. As of June 30, 2013, approximately $4.7 billion, or 31.4 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 3(b) to the Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may modestly increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, our invested assets were approximately $18.3 billion as of June 30, 2013, or approximately equal to our invested assets as of December 31, 2012, whereby the investment of positive cash flow at our reinsurance and insurance segments and net unrealized appreciation of our equity securities portfolio during the first six months of 2013 was offset by net unrealized depreciation of our debt securities portfolio during the first six months of 2013 due to a general rise in interest rates in the second quarter of 2013.

Fair Value. The carrying values and estimated fair values of our consolidated financial instruments as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets

Investments (excluding equity method investments)(1)	$17,794.8	$17,794.8	$17,831.8	$17,831.8

Liabilities

Senior Notes(2)	$1,803.0	$1,911.5	$1,811.5	$1,946.7

(1)	This table includes AFS investments (debt and equity securities as well as partnership investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 to the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of our 2012 10-K for additional information.

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

•

“Level 3” - Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Some Level 3 valuations are based entirely on non-binding broker quotes. These securities consist primarily of mortgage and asset-backed securities where reliable pool and loan level collateral information cannot be reasonably obtained. Assets classified as Level 3 principally include certain RMBS, CMBS, other asset-backed securities, partnership investments and non-marketable equity investments. See Note 1(c) to the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of our 2012 10-K for our accounting policy on fair value.

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

The estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of June 30, 2013 and December 31, 2012 were as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of June 30, 2013
Equity securities:
Common stock(1)	$1,827.5	$—	$—	$1,827.5
Preferred stock	—	—	—	—

Total equity securities	1,827.5	—	—	1,827.5

Debt securities:
U.S. Government obligations	—	441.9	—	441.9
Municipal bonds	—	6,364.2	—	6,364.2
Foreign government obligations	—	836.6	—	836.6
U.S. corporate bonds	—	2,685.5	5.6	2,691.1
Foreign corporate bonds	—	1,886.2	—	1,886.2
Mortgage and asset-backed securities:
RMBS(2)	—	1,378.0	80.7	1,458.7
CMBS	—	751.9	77.9	829.8
Other asset-backed securities	—	434.0	1.6	435.6

Total debt securities	—	14,778.3	165.8	14,944.1
Short-term investments	—	884.4	—	884.4
Other invested assets (excluding equity method investments)(3)	—	—	138.8	138.8

Total investments (excluding equity method investments)	$1,827.5	$15,662.7	$304.6	$17,794.8

Senior Notes	$—	$1,911.5	$—	$1,911.5

	Level 1	Level 2	Level 3	Total
	(in millions)
As of December 31, 2012
Equity securities:
Common stock(1)	$1,424.0	$—	$—	$1,424.0
Preferred stock	—	—	—	—

Total equity securities	1,424.0	—	—	1,424.0

Debt securities:
U.S. Government obligations	—	522.9	—	522.9
Municipal bonds	—	6,304.1	—	6,304.1
Foreign government obligations	—	816.0	—	816.0
U.S. corporate bonds	—	3,485.3	30.4	3,515.7
Foreign corporate bonds	—	2,198.5	—	2,198.5
Mortgage and asset-backed securities:
RMBS(2)	—	1,602.9	59.6	1,662.5
CMBS	—	434.0	76.1	510.1
Other asset-backed securities	—	463.8	5.9	469.7

Total debt securities	—	15,827.5	172.0	15,999.5
Short-term investments	—	366.0	—	366.0
Other invested assets (excluding equity method investments)(3)	—	—	42.3	42.3

Total investments (excluding equity method investments)	$1,424.0	$16,193.5	$214.3	$17,831.8

Senior Notes	$—	$1,946.7	$—	$1,946.7

(1)	Of the $1,827.5 million and $1,424.0 million of fair value as of June 30, 2013 and December 31, 2012, respectively, $568.0 million and $542.2 million, respectively, related to certain energy sector businesses.
(2)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis.

European securities. The following table provides a breakdown of the fair value, net unrealized gains (losses) and the average rating of our debt securities from governments and companies in Europe as of June 30, 2013:

	Fair Value	Net Unrealized Gains (Losses)	Average Rating
	(in millions)
United Kingdom
Foreign government	$149.2	$(2.3)	AA / Aa
Foreign corporate-financial	146.4	5.1	A
Foreign corporate-non-financial	178.3	1.9	A
Asset-backed	104.5	5.6	AA / Aa

Total United Kingdom	$578.4	$10.3

Netherlands
Foreign government	$18.0	$0.2	AAA / Aaa
Foreign corporate-financial	143.0	2.7	AA / Aa
Foreign corporate-non-financial	135.2	1.1	A
Asset-backed	1.3	0.1	A

Total Netherlands	$297.5	$4.1

France
Foreign government	$61.5	$2.1	AA / Aa
Foreign corporate-financial	50.0	2.2	A
Foreign corporate-non-financial	141.6	0.4	A
Asset-backed	0.9	—	AAA / Aaa

Total France	$254.0	$4.7

Germany
Foreign government	$137.5	$0.9	AAA / Aaa
Foreign corporate-financial	105.0	1.0	AA / Aa
Foreign corporate-non-financial	23.4	(0.1)	A
Asset-backed	0.8	—	AAA / Aaa

Total Germany	$266.7	$1.8

Spain
Foreign corporate-financial	$5.0	$—	BBB / Baa
Foreign corporate-non-financial	16.6	0.3	BBB / Baa

Total Spain	$21.6	$0.3

Italy
Foreign corporate-financial	$5.0	$0.1	BBB / Baa
Foreign corporate-non-financial	3.8	0.1	BBB / Baa

Total Italy	$8.8	$0.2

Ireland
Foreign corporate-non-financial	$4.8	$0.1	B

Other*
Supranational	$85.2	$2.6	AA / Aa
Foreign government	11.0	(0.2)	BBB / Baa
Foreign corporate-financial	137.5	2.9	A
Foreign corporate-non-financial	118.9	0.7	A
Asset-backed	0.7	—	AAA / Aaa

Total Other	$353.3	$6.0

*	Includes Belgium, the Czech Republic, Denmark, Finland, Luxembourg, Norway, Sweden and Switzerland.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of June 30, 2013, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	(in millions)
Texas	$40.8	$—	$—	$—	$28.2	$123.7	$102.2	$—	$294.9	$284.4	$579.3
New York	21.6	—	4.8	—	49.6	145.7	123.1	77.0	421.8	33.4	455.2
California	16.0	26.8	—	33.3	5.2	46.0	89.5	7.4	224.2	193.4	417.6
Massachusetts	17.4	24.3	4.5	—	30.3	58.5	8.0	6.1	149.1	131.3	280.4
North Carolina	18.4	16.3	6.4	4.1	—	0.6	24.4	21.2	91.4	129.4	220.8
Arizona	1.8	28.5	—	—	57.9	5.6	125.3	—	219.1	—	219.1
Missouri	4.5	72.8	4.3	—	14.8	32.8	41.8	33.3	204.3	7.0	211.3
Illinois	14.5	30.5	2.0	—	20.5	60.2	11.4	10.4	149.5	41.9	191.4
Connecticut	4.7	—	2.6	—	55.3	7.4	—	—	70.0	84.8	154.8
Ohio	43.0	5.1	4.2	2.5	—	—	68.7	—	123.5	30.6	154.1
All other states	181.2	39.9	103.4	213.1	128.0	372.9	347.0	125.5	1,511.0	610.8	2,121.8

Total	$363.9	$244.2	$132.2	$253.0	$389.8	$853.4	$941.4	$280.9	$3,458.8	$1,547.0	5,005.8

Total advance refunded / escrowed maturity bonds											1,358.4

Total municipal bonds											$6,364.2

Recent Accounting Standards

Recently Adopted

In February 2013, the Financial Accounting Standards Board, or the “FASB,” issued guidance on the amounts reclassified out of accumulated other comprehensive income. Other comprehensive income includes gains and losses that are initially excluded from net earnings for a given period, and later reclassified out of accumulated other comprehensive income into net earnings. This guidance requires companies to disclose information about reclassifications out of accumulated other comprehensive income in one place. This guidance is effective for interim and annual periods beginning after December 15, 2012. We adopted this guidance in the first quarter of 2013, and the implementation did not have an impact on our results of operations and financial condition. See Note 6(b) to the Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q.

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

Equity Securities. The table below summarizes our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of June 30, 2013 on the estimated fair value of our consolidated equity securities portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of June 30, 2013
(dollars in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$1,827.5	20% Increase	$2,193.0	3.7%
	20% Decrease	1,462.0	-3.7%

Debt Securities and Senior Notes. The primary market risk for our and our subsidiaries’ debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents sensitivity analyses as of June 30, 2013 of our (i) consolidated debt securities and (ii) senior notes, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical June 30, 2013 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

As of June 30, 2013

(dollars in millions)

Interest Rate Shifts	-300	-200	-100	0	100	200	300
Assets:
Debt securities, fair value	$15,909.5	$15,774.6	$15,463.7	$14,944.1	$14,319.2	$13,704.0	$13,117.3
Estimated change in fair value	$965.4	$830.5	$519.6	$—	$(624.9)	$(1,240.1)	$(1,826.8)
Liabilities:
Senior Notes, fair value	$2,313.3	$2,166.8	$2,034.3	$1,911.5	$1,803.0	$1,706.2	$1,619.4
Estimated change in fair value	$401.8	$255.3	$122.8	$—	$(108.5)	$(205.3)	$(292.1)

Partnership Investments. In addition to debt securities and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for as AFS or using the equity method, and had a carrying value of $288.6 million as of June 30, 2013.

Foreign Currency Exchange Rate Risk. Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency, and conduct business in their local currency, as well as the currencies of the other countries in which they operate. Prior to the merger, we did not have any material assets or liabilities denominated in foreign currencies. The table below summarizes our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. dollar as of June 30, 2013 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of June 30, 2013
(dollars in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$133.1*	20% Increase	$159.7	0.3
	20% Decrease	106.5	(0.3)

*	Denotes a net asset position as of June 30, 2013.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the three months ended June 30, 2013 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Our subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. We believe such provisions are adequate and do not believe that any pending litigation will have a material adverse effect on our consolidated results of operations, financial position or cash flows. See Note 12(a) to the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of our 2012 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table summarizes our common stock repurchases for the quarter ended June 30, 2013:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)(1)
April 1 to April 30	1,503	$374.95	1,503	$250.1
May 1 to May 31	—	—	—	$250.1
June 1 to June 30	21,906	376.59	21,906	$241.9

Total	23,409	376.49	23,409

(1)	In October 2012, our Board of Directors authorized the repurchase of shares of our common stock, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

101.1	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION
Registrant

Date: August 5, 2013	By:	/s/ John L. Sennott, Jr.
John L. Sennott, Jr.
Senior Vice President and chief financial officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

101.1	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (iv) Notes to Unaudited Consolidated Financial Statements.