Form 10-Q
period 2013-09-30
ALLEGHANY CORP /DE
filed 2013-11-04
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

16,766,192 SHARES, PAR VALUE $1.00 PER SHARE, AS OF NOVEMBER 1, 2013

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)
	(in thousands, except share amounts)

Assets
Investments:
Available-for-sale securities at fair value:
Equity securities (cost: 2013 – $1,743,002; 2012 – $1,436,540)	$2,035,188	$1,424,014
Debt securities (amortized cost: 2013 – $15,018,103; 2012 – $15,593,278)	15,041,110	15,999,538
Short-term investments	949,280	366,044

	18,025,578	17,789,596
Other invested assets	771,695	537,350

Total investments	18,797,273	18,326,946
Cash	414,682	649,524
Accrued investment income	147,395	165,857
Premium balances receivable	718,632	585,195
Reinsurance recoverables	1,376,114	1,348,599
Ceded unearned premiums	191,860	154,980
Deferred acquisition costs	342,111	303,515
Property and equipment at cost, net of accumulated depreciation and amortization	55,080	34,118
Goodwill	99,747	83,447
Intangible assets, net of amortization	125,808	128,773
Current taxes receivable	—	79,933
Net deferred tax assets	572,764	532,569
Other assets	400,285	414,511

Total assets	$23,241,751	$22,807,967

Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	$12,030,252	$12,239,766
Unearned premiums	1,829,985	1,705,342
Senior Notes	1,798,709	1,811,483
Reinsurance payable	96,528	67,654
Current taxes payable	10,135	—
Other liabilities	736,571	579,935

Total liabilities	16,502,180	16,404,180

Common stock (shares authorized: 2013 and 2012 – 22,000,000; shares issued: 2013 –17,459,961; 2012 – 17,478,746)	17,460	17,479
Contributed capital	3,612,555	3,619,912
Accumulated other comprehensive income	185,554	250,508
Treasury stock, at cost (2013 – 693,769 shares; 2012 – 588,123 shares)	(213,911)	(175,818)
Retained earnings	3,114,876	2,691,706

Total stockholders’ equity attributable to Alleghany stockholders	6,716,534	6,403,787
Noncontrolling interest	23,037	—

Total stockholders’ equity	6,739,571	6,403,787

Total liabilities and stockholders’ equity	$23,241,751	$22,807,967

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended September 30,
	2013	2012
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$1,039,908	$1,092,775
Net investment income	115,287	90,514
Net realized capital gains	17,762	12,388
Other than temporary impairment losses	(664)	—
Gain on bargain purchase	—	—
Other income	17,178	33,843

Total revenues	1,189,471	1,229,520

Costs and Expenses
Net loss and loss adjustment expenses	644,493	672,984
Commissions, brokerage and other underwriting expenses	333,547	253,756
Other operating expenses	39,044	47,432
Corporate administration	3,703	9,304
Amortization of intangible assets	(815)	73,356
Interest expense	21,516	21,764

Total costs and expenses	1,041,488	1,078,596

Earnings before income taxes	147,983	150,924
Income taxes	34,610	25,480

Net earnings	113,373	125,444
Net earnings attributable to noncontrolling interest	206	—

Net earnings attributable to Alleghany stockholders	$113,167	$125,444

Net earnings	$113,373	$125,444
Other comprehensive income:
Change in unrealized gains, net of deferred taxes of $59,683 and $92,641 for 2013 and 2012, respectively	110,839	172,048
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of ($7,743) and ($4,336) for 2013 and 2012, respectively	(14,379)	(8,052)
Change in unrealized currency translation adjustment, net of deferred taxes of $3,655 and $5,931 for 2013 and 2012, respectively	6,787	11,014
Retirement plans	1,415	(25)

Comprehensive income	218,035	300,429
Comprehensive income attributable to noncontrolling interest	206	—

Comprehensive income attributable to Alleghany stockholders	$217,829	$300,429

Basic earnings per share attributable to Alleghany stockholders	$6.75	$7.41
Diluted earnings per share attributable to Alleghany stockholders	6.75	7.41

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Nine Months Ended September 30,
	2013	2012
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$3,183,236	$2,622,914
Net investment income	334,501	234,568
Net realized capital gains	95,641	119,829
Other than temporary impairment losses	(41,884)	(2,907)
Gain on bargain purchase	—	494,940
Other income	37,751	43,434

Total revenues	3,609,245	3,512,778

Costs and Expenses
Net loss and loss adjustment expenses	1,862,418	1,587,815
Commissions, brokerage and other underwriting expenses	998,790	592,809
Other operating expenses	97,022	97,910
Corporate administration	25,975	67,691
Amortization of intangible assets	11,640	213,393
Interest expense	65,037	46,584

Total costs and expenses	3,060,882	2,606,202

Earnings before income taxes	548,363	906,576
Income taxes	124,987	111,720

Net earnings	423,376	794,856
Net earnings attributable to noncontrolling interest	206	—

Net earnings attributable to Alleghany stockholders	$423,170	$794,856

Net earnings	$423,376	$794,856
Other comprehensive income:
Change in unrealized (losses) gains, net of deferred taxes of $(4,465) and $127,043 for 2013 and 2012, respectively	(8,291)	235,937
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of ($20,573) and $(40,923) for 2013 and 2012, respectively	(38,208)	(75,999)
Change in unrealized currency translation adjustment, net of deferred taxes of $(10,596) and ($352) for 2013 and 2012, respectively	(19,679)	(653)
Retirement plans	1,224	(799)

Comprehensive income	358,422	953,342
Comprehensive income attributable to noncontrolling interest	206	—

Comprehensive income attributable to Alleghany stockholders	$358,216	$953,342

Basic earnings per share attributable to Alleghany stockholders	$25.20	$53.19
Diluted earnings per share attributable to Alleghany stockholders	25.20	53.14

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash flows from operating activities
Net earnings	$423,376	$794,856
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	196,969	358,606
Net realized capital (gains) losses	(95,641)	(119,829)
Other than temporary impairment losses	41,884	2,907
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	1,359	80,965
(Increase) decrease in premium balances receivable	(133,437)	147,158
(Increase) decrease in ceded unearned premiums	(36,880)	(21,835)
(Increase) decrease in deferred acquisition costs	(38,596)	(215,067)
Increase (decrease) in unearned premiums	124,643	99,104
Increase (decrease) in loss and loss adjustment expenses	(209,514)	(32,443)
Change in unrealized foreign exchange (losses) gains	41,967	(50,523)
Gain on bargain purchase	—	(494,940)
Other, net	177,005	(114,621)

Net adjustments	69,759	(360,518)

Net cash provided by (used in) operating activities	493,135	434,338

Cash flows from investing activities
Purchases of debt securities	(5,828,508)	(2,848,504)
Purchases of equity securities	(1,946,519)	(1,085,187)
Sales of debt securities	4,814,360	1,258,361
Maturities and redemptions of debt securities	1,401,294	1,097,258
Sales of equity securities	1,691,224	677,359
Net (purchase) sale in short-term investments	(584,710)	998,304
Purchases of property and equipment	(8,228)	(3,731)
Purchase of subsidiary, net of cash acquired	—	(477,075)
Other, net	(156,039)	39,388

Net cash (used in) provided by investing activities	(617,126)	(343,827)

Cash flows from financing activities
Proceeds from issuance of Senior Notes	—	399,592
Debt issue costs paid	—	(3,600)
Treasury stock acquisitions	(40,389)	—
Tax benefit on stock based compensation	—	295
Other, net	(29,117)	374

Net cash provided by (used in) financing activities	(69,506)	396,661

Effect of exchange rate changes on cash	(41,345)	(608)

Net (decrease) increase in cash	(234,842)	486,564
Cash at beginning of period	649,524	84,749

Cash at end of period	$414,682	$571,313

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$60,001	$50,051
Income taxes paid (refunds received)	50,624	150,191

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”) and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013 of Alleghany Corporation, a Delaware corporation (“Alleghany”). Unless the context otherwise requires, references to “Alleghany” include Alleghany together with its subsidiaries.

Alleghany is engaged in the property and casualty reinsurance and insurance business. Reinsurance business is conducted through certain subsidiaries of Alleghany’s wholly-owned subsidiary Transatlantic Holdings, Inc. (“TransRe”), which was acquired in a merger transaction (the “merger”) on March 6, 2012 (the “TransRe Acquisition Date”). Insurance business is conducted through certain subsidiaries of Alleghany’s wholly-owned subsidiary, Alleghany Insurance Holdings LLC (“AIHL”).

TransRe, through its principal wholly-owned subsidiaries, Transatlantic Reinsurance Company (“TRC”) and TransRe Zurich Ltd. (“TRZ”), offers reinsurance capacity to reinsurance and insurance companies for property and casualty products. These products are distributed through brokers and on a direct basis in both the domestic and foreign markets. TransRe is headquartered in New York, New York with six other locations in the United States and has operations worldwide, including: Africa, Australia, Bermuda, Canada, three locations in Asia, three locations in Central and South America, and seven locations in the United Kingdom and Europe. TRC is licensed, accredited or authorized or can serve as a reinsurer in all 50 states and the District of Columbia in the United States and in Puerto Rico and Guam. TRC is also licensed in Bermuda, Canada, Japan, the United Kingdom, the Dominican Republic, the Hong Kong Special Administrative Region of the People’s Republic of China, Germany and Australia. In addition, TRZ is licensed as a reinsurer in Switzerland.

AIHL’s insurance business is conducted through its wholly-owned subsidiaries RSUI Group, Inc. (“RSUI”), Capitol Transamerica Corporation and Platte River Insurance Company (collectively, “CATA”), and Pacific Compensation Corporation (“PCC”). AIHL Re LLC (“AIHL Re”), a captive reinsurance subsidiary of AIHL, provides reinsurance to Alleghany operating units and affiliates.

Alleghany also owns and manages properties in the Sacramento, California region through its subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”), and owns Stranded Oil Resources Corporation (“Stranded Oil”), an exploration and production company focused on enhanced oil recovery. On April 26, 2012, Alleghany’s majority-owned subsidiary BKH Holdings, Inc. acquired Bourn & Koch, Inc. (“BKI”), a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois. On August 30, 2013, Alleghany invested in R.C. Tway Company, LLC (“Kentucky Trailer”), a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky, for a controlling equity interest. Kentucky Trailer’s results have been included in Alleghany’s Consolidated Financial Statements beginning August 30, 2013.

Alleghany also owns a minority stake in Homesite Group Incorporated (“Homesite”), a national, full-service, mono-line provider of homeowners insurance, which was purchased in December 2006 for cash consideration of $120.0 million. On September 4, 2013, American Family Insurance Company, a Wisconsin-based mutual insurance company, entered into a merger agreement with Homesite to purchase all of its issued and outstanding capital stock (including shares underlying options and restricted stock units) for cash consideration of $616.0 million, subject to adjustment for changes in Homesite stockholders’ equity between June 30, 2013 and the closing of the transaction and transaction expenses. Alleghany currently owns approximately 28 percent of the fully diluted shares of Homesite common stock. The transaction, which is subject to regulatory approvals and other closing conditions, is expected to close in the fourth quarter of 2013 or first quarter of 2014, at which time Alleghany expects to record a gain on its investment in Homesite.

In addition to Homesite, Alleghany owns approximately 38 percent of ORX Exploration, Inc. (“ORX”), a regional oil and gas exploration and production company. The Homesite and ORX investments are reflected in Alleghany’s financial statements in other invested assets.

Alleghany manages, sources, executes and monitors its private capital investments, which include Stranded Oil, BKI, Kentucky Trailer and ORX, primarily through its wholly-owned subsidiary, Alleghany Capital Corporation. Alleghany’s public equity investments, including those held by TransRe’s and AIHL’s operating units, are managed primarily by its indirect, wholly-owned subsidiary, Alleghany Capital Partners LLC.

The financial statements contained in this Quarterly Report on Form 10-Q are unaudited, but reflect all adjustments that, in the opinion of management, are necessary for a fair statement of results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

The accompanying consolidated financial statements include the results of Alleghany and its wholly-owned and majority-owned or controlled subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company balances and transactions have been eliminated in consolidation. The results of TransRe are included starting from the TransRe Acquisition Date, the results of BKI are included beginning April 26, 2012 and the results of Kentucky Trailer are included beginning August 30, 2013.

The portion of stockholders’ equity, net earnings and accumulated other comprehensive income that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets and the Consolidated Statements of Earnings and Comprehensive Income as noncontrolling interest.

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

(b) Other Significant Accounting Principles

Alleghany’s significant accounting principles can be found in Note 1 to the Notes to Consolidated Financial Statements set forth in Part II, Item 8, of the 2012 10-K.

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

The carrying values and estimated fair values of Alleghany’s consolidated financial instruments as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Investments (excluding equity method investments)(1)	$18,314.7	$18,314.7	$17,831.8	$17,831.8

Liabilities
Senior Notes(2)	$1,798.7	$1,908.8	$1,811.5	$1,946.7

(1)	This table includes available-for-sale (“AFS”) investments (debt and equity securities, as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is presented below.
(2)	See Note 8 to the Notes to Consolidated Financial Statements set forth in Part II, Item 8, of the 2012 10-K for additional information.

Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of September 30, 2013 and December 31, 2012 were as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of September 30, 2013
Equity securities:
Common stock(1)	$2,035.2	$—	$—	$2,035.2
Preferred stock	—	—	—	—

Total equity securities	2,035.2	—	—	2,035.2

Debt securities:
U.S. Government obligations	—	1,000.5	—	1,000.5
Municipal bonds	—	5,974.9	—	5,974.9
Foreign government obligations	—	1,062.8	—	1,062.8
U.S. corporate bonds	—	2,167.9	5.6	2,173.5
Foreign corporate bonds	—	1,777.3	—	1,777.3
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(2)	—	1,512.8	78.9	1,591.7
Commercial mortgage-backed securities (“CMBS”)	—	782.1	76.4	858.5
Other asset-backed securities	—	596.9	5.0	601.9

Total debt securities	—	14,875.2	165.9	15,041.1
Short-term investments	—	949.3	—	949.3
Other invested assets (excluding equity method investments)(3)	—	—	289.1	289.1

Total investments (excluding equity method investments)	$2,035.2	$15,824.5	$455.0	$18,314.7

Senior Notes	$—	$1,908.8	$—	$1,908.8

	Level 1	Level 2	Level 3	Total
	(in millions)
As of December 31, 2012
Equity securities:
Common stock(1)	$1,424.0	$—	$—	$1,424.0
Preferred stock	—	—	—	—

Total equity securities	1,424.0	—	—	1,424.0

Debt securities:
U.S. Government obligations	—	522.9	—	522.9
Municipal bonds	—	6,304.1	—	6,304.1
Foreign government obligations	—	816.0	—	816.0
U.S. corporate bonds	—	3,485.3	30.4	3,515.7
Foreign corporate bonds	—	2,198.5	—	2,198.5
Mortgage and asset-backed securities:
RMBS(2)	—	1,602.9	59.6	1,662.5
CMBS	—	434.0	76.1	510.1
Other asset-backed securities	—	463.8	5.9	469.7

Total debt securities	—	15,827.5	172.0	15,999.5
Short-term investments	—	366.0	—	366.0
Other invested assets (excluding equity method investments)(3)	—	—	42.3	42.3

Total investments (excluding equity method investments)	$1,424.0	$16,193.5	$214.3	$17,831.8

Senior Notes	$—	$1,946.7	$—	$1,946.7

(1)	Of the $2,035.2 million and $1,424.0 million of fair value as of September 30, 2013 and December 31, 2012, respectively, $347.3 million and $542.2 million, respectively, related to certain energy sector businesses.
(2)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis.

In the three and nine months ended September 30, 2013, there was a transfer of $100.0 million of other invested assets out of Level 3 into common stocks in Level 1 as a previously non-marketable equity investment became publicly traded in an active market that Alleghany has the ability to access. In addition, in the nine months ended September 30, 2013, there was a transfer of $21.7 million of primarily RMBS securities out of Level 2 into Level 3 that was principally due to a decrease in observable inputs related to the valuation of such securities. There were no other transfers between Levels 1, 2 or 3 for the three and nine months ended September 30, 2013.

The following table presents a reconciliation of the changes during the nine months ended September 30, 2013 in Level 3 assets measured at fair value:

	Debt Securities
		Mortgage and asset-backed
Nine Months Ended September 30, 2013	U.S. Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	(in millions)
Balance as of January 1, 2013	$30.4	$59.6	$76.1	$5.9	$42.3	$214.3
Net realized/unrealized gains (losses) included in:

Net earnings(2)	0.3	1.6	0.1	0.1	0.2	2.3
Other comprehensive income	(0.6)	4.2	0.1	(0.3)	3.6	7.0
Purchases(3)	—	—	20.3	1.2	350.0	371.5
Sales	(23.8)	—	(10.8)	—	—	(34.6)
Issuances	—	—	—	—	—	—
Settlements	(0.7)	(7.8)	(9.5)	(2.2)	(7.0)	(27.2)
Transfers into Level 3(4)	—	21.3	0.1	0.3	—	21.7
Transfers out of Level 3	—	—	—	—	(100.0)	(100.0)

Balance as of September 30, 2013	$5.6	$78.9	$76.4	$5.0	$289.1	$455.0

(1)	Includes partnership and non-marketable equity investments accounted for on an AFS basis.
(2)	There were no other than temporary impairment (“OTTI”) losses recorded in net earnings related to Level 3 investments still held as of September 30, 2013.
(3)	Principally due to an investment in Ares Management LLC (“Ares”); See Note 3(g) for a more detailed description of this investment.
(4)	Principally due to a decrease in observable inputs related to the valuation of such investments.

Net unrealized losses related to Level 3 investments as of September 30, 2013 and December 31, 2012 were not material.

See Note 1(c) to the Notes to Consolidated Financial Statements set forth in Part II, Item 8, of the 2012 10-K for Alleghany’s accounting policy on fair value.

3.	Investments

(a) Unrealized Gains and Losses

The amortized cost or cost and the fair value of AFS securities as of September 30, 2013 and December 31, 2012 are summarized as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
As of September 30, 2013
Equity securities:
Common stock*	$1,743.0	$311.7	$(19.5)	$2,035.2
Preferred stock	—	—	—	—

Total equity securities	1,743.0	311.7	(19.5)	2,035.2

Debt securities:
U.S. Government obligations	1,000.7	5.0	(5.2)	1,000.5
Municipal bonds	6,003.0	73.8	(101.9)	5,974.9
Foreign government obligations	1,061.3	7.8	(6.3)	1,062.8
U.S. corporate bonds	2,163.2	30.5	(20.2)	2,173.5
Foreign corporate bonds	1,749.2	32.1	(4.0)	1,777.3
Mortgage and asset-backed securities:
RMBS	1,585.9	38.8	(33.0)	1,591.7
CMBS	854.4	13.1	(9.0)	858.5
Other asset-backed securities	600.4	2.8	(1.3)	601.9

Total debt securities	15,018.1	203.9	(180.9)	15,041.1
Short-term investments	949.3	—	—	949.3

Total	$17,710.4	$515.6	$(200.4)	$18,025.6

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
As of December 31, 2012
Equity securities:
Common stock*	$1,436.5	$90.3	$(102.8)	$1,424.0
Preferred stock	—	—	—	—

Total equity securities	1,436.5	90.3	(102.8)	1,424.0

Debt securities:
U.S. Government obligations	514.9	8.1	(0.1)	522.9
Municipal bonds	6,122.6	185.9	(4.4)	6,304.1
Foreign government obligations	800.9	15.6	(0.5)	816.0
U.S. corporate bonds	3,448.1	69.7	(2.1)	3,515.7
Foreign corporate bonds	2,137.7	61.1	(0.3)	2,198.5
Mortgage and asset-backed securities:
RMBS	1,617.4	50.8	(5.7)	1,662.5
CMBS	486.6	26.1	(2.6)	510.1
Other asset-backed securities	465.1	4.6	—	469.7

Total debt securities	15,593.3	421.9	(15.7)	15,999.5
Short-term investments	366.0	—	—	366.0

Total	$17,395.8	$512.2	$(118.5)	$17,789.5

*	Of the $2,035.2 million and $1,424.0 million of fair value as of September 30, 2013 and December 31, 2012, respectively, $347.3 million and $542.2 million, respectively, related to certain energy sector businesses.

(b) Contractual Maturity

The amortized cost and estimated fair value of debt securities as of September 30, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments due in one year or less	$949.3	$949.3

Mortgage and asset-backed securities*	3,040.7	3,052.1
Debt securities with maturity dates:
One year or less	578.3	580.8
Over one through five years	4,058.8	4,102.0
Over five through ten years	3,866.3	3,892.0
Over ten years	3,474.0	3,414.2

Total debt securities	15,018.1	15,041.1

Equity securities	1,743.0	2,035.2

Total	$17,710.4	$18,025.6

*	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

Net investment income for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Interest income	$88.4	$88.2	$257.7	$218.2
Dividend income	13.3	8.3	41.1	14.5
Investment expenses	(5.3)	(3.7)	(15.6)	(11.6)
Equity results of Homesite	7.7	(2.9)	32.2	9.5
Equity results of ORX	(2.3)	(0.9)	(1.9)	(4.2)
Equity results of Pillar Investments*	9.4	—	13.7	—
Investment in Ares*	2.9	—	2.9	—
Other investment results	1.2	1.5	4.4	8.2

Total	$115.3	$90.5	$334.5	$234.6

*	See Note 3(g) for discussion of the Pillar Investments and the investment in Ares.

As of September 30, 2013, non-income producing invested assets were insignificant.

(d) Realized Gains and Losses

The proceeds from sales of AFS securities were $1.9 billion and $0.6 billion for the three months ended September 30, 2013 and 2012, respectively, and $6.5 billion and $1.9 billion for the nine months ended September 30, 2013 and 2012, respectively.

Realized capital gains and losses in the three and nine months ended September 30, 2013 and 2012 arose primarily from the sales of equity securities. Realized capital losses include a $5.0 million non-cash impairment charge related to certain finite-lived intangible assets at CATA. The amount of gross realized capital gains and gross realized capital losses in the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Gross realized capital gains	$63.7	$18.2	$165.5	$132.1
Gross realized capital losses	(45.9)	(5.8)	(69.9)	(12.3)

Net realized capital gains	$17.8	$12.4	$95.6	$119.8

Gross realized loss amounts exclude OTTI losses, as discussed below.

(e) OTTI Losses

Alleghany holds its equity and debt securities as AFS, and as such, these securities are recorded at fair value. Alleghany continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. The analysis of any individual security’s decline in value is performed in its functional currency. If the decline of a particular investment is deemed temporary, Alleghany records the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, Alleghany writes its cost-basis or amortized cost-basis down to the fair value of the investment and records an OTTI loss on its statement of earnings. In addition, any portion of such decline that relates to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income, rather than charged against earnings.

Management’s assessment of equity securities initially involves an evaluation of all securities that are in an unrealized loss position, regardless of the duration or severity of the loss, as of the applicable balance sheet date. Such initial review consists primarily of assessing whether: (i) there has been a negative credit or news event with respect to the issuer that could indicate the existence of an OTTI; and (ii) Alleghany has the ability and intent to hold an equity security for a period of time sufficient to allow for an anticipated recovery (generally considered to be one year from the balance sheet date).

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

If Alleghany intends to sell, or it is more likely than not that Alleghany will sell, a debt security before recovery of its amortized cost basis, the total amount of the unrealized loss position is recognized as an OTTI loss in earnings. To the extent that a debt security that is in an unrealized loss position is not impaired based on the preceding, Alleghany will consider a debt security to be impaired when it believes it to be probable that Alleghany will not be able to collect the entire amortized cost basis. For debt securities in an unrealized loss position as of the end of each quarter, Alleghany develops a best estimate of the present value of expected cash flows. If the results of the cash flow analysis indicate Alleghany will not recover the full amount of its amortized cost basis in the debt security, Alleghany records an OTTI loss in earnings equal to the difference between the present value of expected cash flows and the amortized cost basis of the debt security. If applicable, the difference between the total unrealized loss position on the debt security and the OTTI loss recognized in earnings is the non-credit related portion and is recorded as a component of other comprehensive income.

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

OTTI losses for the first nine months of 2013 reflect $41.9 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $41.9 million of OTTI losses, $40.5 million related to equity securities, primarily in the chemical and energy sectors, and $1.4 million related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the duration of the decline in fair value of such securities relative to their cost as of the balance sheet date. Of the $41.9 million of OTTI losses, $0.7 million was incurred in the third quarter of 2013.

OTTI losses for the first nine months of 2012 reflect $2.9 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $2.9 million of OTTI losses, $1.7 million related to equity securities, primarily in the energy sector, and $1.2 million related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the duration of the decline in fair value of such securities relative to their cost as of the balance sheet date. No OTTI losses were incurred in the third quarter of 2012.

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of September 30, 2013 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair value of these investments had been below cost were not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for 12 months or more as of September 30, 2013); (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term prospects of the issuer of the investment; and (iii) Alleghany’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

(f) Aging of Gross Unrealized Losses

As of September 30, 2013 and December 31, 2012, gross unrealized losses and related fair values for equity securities and debt securities, grouped by duration of time in a continuous unrealized loss position, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
As of September 30, 2013
Equity securities:
Common stock	$318.9	$19.5	$—	$—	$318.9	$19.5
Preferred stock	—	—	—	—	—	—

Total equity securities	318.9	19.5	—	—	318.9	19.5

Debt securities:
U.S. Government obligations	386.6	4.8	4.9	0.4	391.5	5.2
Municipal bonds	2,832.2	97.9	81.2	4.0	2,913.4	101.9
Foreign government obligations	412.6	6.1	6.6	0.2	419.2	6.3
U.S. corporate bonds	552.0	19.9	10.9	0.3	562.9	20.2
Foreign corporate bonds	303.2	4.0	1.6	—	304.8	4.0
Mortgage and asset-backed securities:
RMBS	756.5	30.6	11.1	2.4	767.6	33.0
CMBS	320.6	8.9	4.5	0.1	325.1	9.0
Other asset-backed securities	213.4	1.3	0.4	—	213.8	1.3

Total debt securities	5,777.1	173.5	121.2	7.4	5,898.3	180.9

Total temporarily impaired securities	$6,096.0	$193.0	$121.2	$7.4	$6,217.2	$200.4

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
				(in millions)
As of December 31, 2012
Equity securities:
Common stock	$796.1	$102.8	$—	$—	$796.1	$102.8
Preferred stock	—	—	—	—	—	—

Total equity securities	796.1	102.8	—	—	796.1	102.8

Debt securities:
U.S. Government obligations	7.1	0.1	—	—	7.1	0.1
Municipal bonds	1,006.6	4.4	0.5	—	1,007.1	4.4
Foreign government obligations	102.3	0.5	—	—	102.3	0.5
U.S. corporate bonds	404.4	2.1	—	—	404.4	2.1
Foreign corporate bonds	111.4	0.3	—	—	111.4	0.3
Mortgage and asset-backed securities:
RMBS	291.4	5.7	0.6	—	292.0	5.7
CMBS	50.2	1.3	7.8	1.3	58.0	2.6
Other asset-backed securities	2.2	—	0.9	—	3.1	—

Total debt securities	1,975.6	14.4	9.8	1.3	1,985.4	15.7

Total temporarily impaired securities	$2,771.7	$117.2	$9.8	$1.3	$2,781.5	$118.5

As of September 30, 2013, Alleghany held a total of 845 debt securities and equity securities that were in an unrealized loss position, of which 24 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with 24 debt securities consisted primarily of losses related to municipal bonds and RMBS.

As of September 30, 2013, substantially all of Alleghany’s debt securities were rated investment grade, with approximately 0.8 percent of debt securities having issuer credit ratings that were below investment grade or not rated.

(g) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds (the “Funds”), which are managed by Pillar Holdings. In February 2013, TransRe invested an additional $25.0 million in the Funds. In July 2013, TransRe redeemed $25.0 million of its investment in the Funds. The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative investment. As of September 30, 2013, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $213.0 million, which is reported in other invested assets on its consolidated balance sheets.

In July 2013, AIHL invested $250.0 million in Ares, a privately-held asset manager, in exchange for a 6.25 percent equity stake in Ares, with commitments to engage Ares to manage up to $1.0 billion in certain investment strategies. As of September 30, 2013, AIHL’s carrying value in the investment in Ares was $250.0 million, which is reported in other invested assets on Alleghany’s consolidated balance sheets.

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

(b) Significant Reinsurance Contracts

As discussed in Part I, Item 1, “Business—Reinsurance” of the 2012 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk, and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2013. RSUI placed its catastrophe reinsurance program for the 2013-2014 period, and the new program is similar to the expired program.

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

(c) Intercompany Reinsurance Contracts

In the second quarter of 2013, AIHL Re and PCC’s wholly-owned subsidiary, Pacific Compensation Insurance Company (“PCIC”), entered into an intercompany reinsurance contract, effective January 1, 2013, pursuant to which AIHL Re provides PCIC with coverage for adverse development on net loss and allocated loss adjustment expenses in excess of PCIC’s carried reserves at December 31, 2012 and accident year stop-loss coverage for any net losses and allocated loss adjustment expenses in excess of 75.0 percent of net earned premiums for PCIC for accident years 2013, 2014 and 2015. AIHL Re’s commitments also are intended to cover the statutory collateral requirements at PCIC, if and when necessary. AIHL Re’s obligations are subject to an aggregate limit of $100.0 million. In connection with such intercompany reinsurance agreement, Alleghany and AIHL Re entered into a contract whereby Alleghany will guarantee the recoverable balances owed to PCIC from AIHL Re up to $100.0 million. Subsequent to the entry into the above agreements, A.M. Best Company upgraded PCIC’s rating to A- (Excellent) from B++ (Good). The above agreements had no impact on Alleghany’s consolidated results of operations and financial condition. From a segment reporting perspective, the financial results of AIHL Re, which are substantially attributable to its intercompany contract with PCIC, have been included in the results of PCC, with all intercompany balances eliminated.

5.	Income Taxes

The effective tax rate for the first nine months of 2013 was 22.8 percent, compared with 12.3 percent for the first nine months of 2012. The higher effective tax rate in the first nine months of 2013 primarily reflects the absence of a gain on bargain purchase, which had a significant impact in the first nine months of 2012. The gain on bargain purchase resulted in a significant increase in earnings before income taxes without a corresponding increase in income taxes. The impact of the gain on bargain purchase on the effective tax rate in the first nine months of 2012 was partially offset by the impact of certain non-deductible transaction costs in the first nine months of 2012, which resulted in losses before income taxes without a corresponding decrease in income taxes. As a result of these non-recurring, merger-related items, the effective tax rate for the first nine months of 2012 was reduced by a net 10.2 percentage points.

Alleghany believes that, as of September 30, 2013, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There was no liability for interest or penalties accrued as of September 30, 2013.

6.	Stockholders’ Equity

(a) Common Stock Repurchases

In October 2012, Alleghany’s Board of Directors authorized the repurchase of shares of common stock, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million. Pursuant to this authorization, in the first nine months of 2013, Alleghany repurchased an aggregate of 113,160 shares of its common stock in the open market for $40.4 million, at an average price per share of $356.92. No shares were repurchased in the third quarter of 2013.

(b) Accumulated Other Comprehensive Income

The following table presents a reconciliation of the changes during the nine months ended September 30, 2013 in accumulated other comprehensive income attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	(in millions)
Balance as of January 1, 2013	$263.3	$(13.4)	$0.6	$250.5
Other comprehensive income, net of tax:
Other comprehensive income before reclassifications	(8.3)	(19.6)	1.2	(26.7)
Reclassifications from accumulated other comprehensive income	(38.2)	—	—	(38.2)

Total	(46.5)	(19.6)	1.2	(64.9)

Balance as of September 30, 2013	$216.8	$(33.0)	$1.8	$185.6

Reclassifications out of accumulated other comprehensive income attributable to Alleghany stockholders during the three and nine months ended September 30, 2013 were as follows:

Accumulated Other Comprehensive Income Component	Line in Consolidated Statement of Earnings	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
		(in millions)

Unrealized appreciation of investments:	Net realized capital gains(1)	$22.8	$100.6
	Other than temporary impairment losses	(0.7)	(41.9)
	Income taxes	(7.7)	(20.5)

Total reclassifications:	Net earnings	$14.4	$38.2

(1)	Excludes a realized capital loss that was recorded in the third quarter of 2013 relating to a $5.0 million non-cash impairment charge related to certain finite-lived intangible assets at CATA, as this loss not reclassified out of accumulated other comprehensive income.

7.	Earnings Per Share of Common Stock

The following is a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions, except share amounts)
Net earnings available to Alleghany stockholders	$113.2	$125.4	$423.2	$794.9
Effect of dilutive securities	—	—	—	0.2

Income available to common stockholders for diluted earnings per share	$113.2	$125.4	$423.2	$795.1

Weighted average common shares outstanding applicable to basic earnings per share	16,766,192	16,931,811	16,792,733	14,943,160
Effect of dilutive securities	—	—	—	19,855

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	16,766,192	16,931,811	16,792,733	14,963,015

Contingently issuable shares of 67,573 and 52,627 were potentially available during the first nine months of 2013 and 2012, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

8.	Commitments and Contingencies

(a) Legal Proceedings

Certain of Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provisions are adequate.

(b) Indemnification Obligations

On July 14, 2005, Alleghany completed the sale of its worldwide industrial minerals business. Pursuant to the terms of the sale, Alleghany undertook certain indemnification obligations, including a general indemnification for breaches of representations and warranties, and a special indemnification related to products liability claims arising from events that occurred during pre-closing periods, including the period of Alleghany ownership, that will expire on July 31, 2016. Additional information about these indemnification obligations can be found in Note 12(b) to the Notes to Consolidated Financial Statements set forth in Part II, Item 8, of the 2012 10-K.

(c) Leases

Alleghany leases certain facilities, furniture and equipment under long-term lease agreements. Additional information about leases can be found in Note 12(c) to the Notes to Consolidated Financial Statements set forth in Part II, Item 8, of the 2012 10-K.

(d) Asbestos and Environmental Impairment Exposure

Loss and loss adjustment expenses (“LAE”) include amounts for risks relating to asbestos-related illnesses and environmental impairment. As of September 30, 2013 and December 31, 2012, such gross and net reserves were as follows:

	September 30, 2013		December 31, 2012
	Gross	Net	Gross	Net
	(in millions)
TransRe	$539.7	$413.2	$512.4	$394.5
CATA	10.5	10.5	13.5	13.5

Total	$550.2	$423.7	$525.9	$408.0

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

(e) Equity Holdings Concentration

As of September 30, 2013 and December 31, 2012, Alleghany had a concentration of market risk in its AFS equity securities portfolio with respect to certain energy sector businesses of $347.3 million and $542.2 million, respectively.

9.	Segments of Business

(a) Overview

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its business into two reportable segments – reinsurance and insurance. In addition, reinsurance and insurance underwriting activities are evaluated separately from investment and corporate activities. Net realized capital gains and OTTI losses are not considered relevant in evaluating investment performance on an annual basis. Segment accounting policies are described in Note 1 to the Notes to Consolidated Financial Statements set forth in Part II, Item 8, of the 2012 10-K.

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

The primary components of “corporate activities” are Alleghany Properties, Stranded Oil, Alleghany’s investments in Homesite and ORX and other activities at the parent level. Beginning April 26, 2012 and August 30, 2013, corporate activities also includes the operating results of BKI and Kentucky Trailer, respectively. On August 30, 2013, Alleghany invested $24.9 million in Kentucky Trailer, a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky, for a controlling equity interest, consisting of a preferred equity interest and a 35.4 percent common equity interest. In this transaction, Alleghany also received an option to purchase additional equity interests in Kentucky Trailer to increase Alleghany’s common equity interest to 80.0 percent.

In addition, corporate activities includes interest expense associated with senior notes issued by Alleghany, whereas interest expense associated with senior notes issued by TransRe is included in “Total Segments.” Information related to Alleghany’s and TransRe’s senior notes can be found in Note 8 to the Notes to Consolidated Financial Statements set forth in Part II, Item 8, of the 2012 10-K.

(b) Results

Segment results for Alleghany’s two reportable segments and for corporate activities for the three and nine months ended September 30, 2013 and 2012 (which include TransRe from March 6, 2012 through September 30, 2012) are shown in the tables below:

	Reinsurance Segment			Insurance Segment
Three Months Ended September 30, 2013	Property	Casualty & Other(1)	Total	RSUI	CATA	PCC	Total	Total Segments	Corporate Activities(2)	Consolidated
					(in millions)
Gross premiums written	$288.7	$550.1	$838.8	$281.0	$49.0	$11.5	$341.5	$1,180.3	$(6.2)	$1,174.1
Net premiums written	248.6	541.5	790.1	185.9	46.3	11.1	243.3	1,033.4	—	1,033.4

Net premiums earned	246.1	546.7	792.8	197.2	39.9	10.0	247.1	1,039.9	—	1,039.9
Net loss and LAE	77.8	409.1	486.9	121.6	21.5	14.5	157.6	644.5	—	644.5
Commissions, brokerage and other underwriting expenses	82.3	167.6	249.9	55.4	20.0	8.3	83.7	333.6	—	333.6

Underwriting profit (loss)(3)	$86.0	$(30.0)	$56.0	$20.2	$(1.6)	$(12.8)	$5.8	61.8	—	61.8

Net investment income								106.1	9.2	115.3
Net realized capital gains								30.8	(13.0)	17.8
Other than temporary impairment losses								(0.7)	—	(0.7)
Gain on bargain purchase								—	—	—
Other income								2.1	15.1	17.2
Other operating expenses								19.0	20.0	39.0
Corporate administration								—	3.7	3.7
Amortization of intangible assets								(0.8)	—	(0.8)
Interest expense								12.4	9.1	21.5

Earnings before income taxes								$169.5	$(21.5)	$148.0

	Reinsurance Segment			Insurance Segment
Three Months Ended September 30, 2012	Property	Casualty & Other(1)	Total	RSUI	CATA	PCC	Total	Total Segments	Corporate Activities(2)	Consolidated
	(in millions)
Gross premiums written	$281.9	$604.6	$886.5	$248.9	$40.6	$6.3	$295.8	$1,182.3	$(5.9)	$1,176.4
Net premiums written	248.0	594.9	842.9	155.1	38.4	6.1	199.6	1,042.5	—	1,042.5

Net premiums earned	264.7	616.4	881.1	169.8	37.0	4.9	211.7	1,092.8	—	1,092.8
Net loss and LAE	103.7	458.8	562.5	82.9	23.1	4.5	110.5	673.0	—	673.0
Commissions, brokerage and other underwriting expenses	55.4	125.7	181.1	46.1	19.7	6.9	72.7	253.8	—	253.8

Underwriting profit (loss)(3)	$105.6	$31.9	$137.5	$40.8	$(5.8)	$(6.5)	$28.5	166.0	—	166.0

Net investment income								90.1	0.4	90.5
Net realized capital gains								12.4	—	12.4
Other than temporary impairment losses								—	—	—
Gain on bargain purchase								—	—	—
Other income								24.2	9.6	33.8
Other operating expenses								36.3	11.1	47.4
Corporate administration								—	9.3	9.3
Amortization of intangible assets								73.3	—	73.3
Interest expense								12.5	9.3	21.8

Earnings before income taxes								$170.6	$(19.7)	$150.9

	Reinsurance Segment			Insurance Segment
Nine Months Ended September 30, 2013	Property	Casualty & Other(1)	Total	RSUI	CATA	PCC	Total	Total Segments	Corporate Activities(2)	Consolidated
	(in millions)
Gross premiums written	$873.3	$1,769.6	$2,642.9	$962.1	$134.6	$30.0	$1,126.7	$3,769.6	$(17.5)	$3,752.1
Net premiums written	756.3	1,743.1	2,499.4	630.8	126.4	29.3	786.5	3,285.9	—	3,285.9

Net premiums earned	748.1	1,733.3	2,481.4	560.3	114.4	27.1	701.8	3,183.2	—	3,183.2
Net loss and LAE	232.4	1,240.9	1,473.3	302.2	57.2	29.7	389.1	1,862.4	—	1,862.4
Commissions, brokerage and other underwriting expenses	220.7	539.5	760.2	155.1	60.9	22.6	238.6	998.8	—	998.8

Underwriting profit (loss)(3)	$295.0	$(47.1)	$247.9	$103.0	$(3.7)	$(25.2)	$74.1	322.0	—	322.0

Net investment income								295.5	39.0	334.5
Net realized capital gains								109.5	(13.9)	95.6
Other than temporary impairment losses								(41.9)	—	(41.9)
Gain on bargain purchase								—	—	—
Other income								3.9	33.9	37.8
Other operating expenses								57.0	40.0	97.0
Corporate administration								—	26.0	26.0
Amortization of intangible assets								11.6	—	11.6
Interest expense								37.1	27.9	65.0

Earnings before income taxes								$583.3	$(34.9)	$548.4

	Reinsurance Segment			Insurance Segment
Nine Months Ended September 30, 2012	Property	Casualty & Other(1)	Total	RSUI	CATA	PCC	Total	Total Segments	Corporate Activities(2)	Consolidated
	(in millions)
Gross premiums written	$660.8	$1,436.1	$2,096.9	$861.4	$120.8	$12.6	$994.8	$3,091.7	$(12.9)	$3,078.8
Net premiums written	608.6	1,413.5	2,022.1	551.7	114.1	12.5	678.3	2,700.4	—	2,700.4

Net premiums earned	603.6	1,413.9	2,017.5	487.6	107.3	10.5	605.4	2,622.9	—	2,622.9
Net loss and LAE	215.5	1,055.5	1,271.0	239.8	67.0	10.0	316.8	1,587.8	—	1,587.8
Commissions, brokerage and other underwriting expenses	121.1	256.2	377.3	136.7	58.5	20.3	215.5	592.8	—	592.8

Underwriting profit (loss)(3)	$267.0	$102.2	$369.2	$111.1	$(18.2)	$(19.8)	$73.1	442.3	—	442.3

Net investment income								226.0	8.6	234.6
Net realized capital gains								81.2	38.6	119.8
Other than temporary impairment losses								(2.9)	—	(2.9)
Gain on bargain purchase								—	494.9	494.9
Other income								25.2	18.2	43.4
Other operating expenses								73.9	24.0	97.9
Corporate administration								—	67.7	67.7
Amortization of intangible assets								213.4	—	213.4
Interest expense								28.2	18.3	46.5

Earnings before income taxes								$456.3	$450.3	$906.6

(1)	Casualty & other primarily consists of assumed: directors and officers liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Includes elimination of minor reinsurance activity between segments.
(3)	Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit enhances the understanding of its segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

(c) Identifiable assets and equity

As of September 30, 2013, the identifiable assets of the reinsurance segment, insurance segment and corporate activities were $16.6 billion, $6.0 billion and $0.6 billion, respectively, of which cash and invested assets represented $14.4 billion, $4.4 billion and $0.4 billion, respectively. As of September 30, 2013, the reinsurance segment, insurance segment and corporate activities comprised $4.4 billion, $2.5 billion and ($0.2) billion, respectively, of Alleghany’s equity attributable to Alleghany stockholders.

10.	Credit Agreement

On October 15, 2013, Alleghany entered into a four-year credit agreement (the “Credit Agreement”) with certain lenders party thereto, which provides for an unsecured credit facility in an aggregate principal amount of up to $200.0 million. The Credit Agreement is scheduled to terminate on October 15, 2017, unless earlier terminated. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes.

The Credit Agreement replaced Alleghany’s previous three-year credit agreement, which provided for a two tranche revolving credit facility in an aggregate principal amount of up to $100.0 million, consisting of a secured credit facility in an aggregate principal amount of up to $50.0 million and an unsecured credit facility in an aggregate principal amount of up to $50.0 million (the “Prior Credit Agreement”). The Prior Credit Agreement expired on September 9, 2013. There were no borrowings under the Prior Credit Agreement from its inception through its expiration.

Borrowings under the Credit Agreement bear a floating rate of interest based in part on Alleghany’s credit rating, among other factors. The Credit Agreement requires that all loans be repaid in full no later than October 15, 2017. The Credit Agreement also requires Alleghany to pay a commitment fee each quarter in a range of between 0.125 and 0.30 percent per annum, based upon Alleghany’s credit rating, on the daily unused amount of the commitments. The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this nature. There were no borrowings under the Credit Agreement through November 4, 2013.

11.	Employee Benefit Plans

As discussed in Note 15 to the Notes to Consolidated Financial Statements set forth in Part II, Item 8, of the 2012 10-K, Alleghany has an unfunded, noncontributory defined benefit pension plan for parent-level executives and a funded, noncontributory defined benefit pension plan for parent-level employees. Alleghany also had two unfunded retiree health plans, one for parent-level executives and one for parent-level employees. On July 16, 2013, the Alleghany Board of Directors decided to: (i) freeze the benefits associated with the unfunded, noncontributory defined benefit pension plan for parent-level executives, effective December 31, 2013; and (ii) terminate both retiree health plans, effective September 30, 2013. The funded, noncontributory defined benefit pension plan for parent-level employees is unaffected. As a result of these decisions, Alleghany recorded a pre-tax $8.8 million reduction to corporate administration expense in the third quarter and first nine months of 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, or this “Form 10-Q,” to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. In addition, unless the context otherwise requires, references to

•	“TransRe” are to our reinsurance holding company subsidiary Transatlantic Holdings, Inc. and its subsidiaries,

•	“TRC” are to our subsidiary Transatlantic Reinsurance Company and its subsidiaries,

•	“AIHL” are to our insurance holding company subsidiary Alleghany Insurance Holdings LLC,

•	“RSUI” are to our subsidiary RSUI Group, Inc. and its subsidiaries,

•	“CATA” are to our subsidiary Capitol Transamerica Corporation and its subsidiaries, and also include the operations and results of Platte River Insurance Company unless the context otherwise requires,

•	“PCC” are to our subsidiary Pacific Compensation Corporation and its subsidiaries,

•	“AIHL Re” are to our subsidiary AIHL Re LLC,

•	“ACP” are to our subsidiary Alleghany Capital Partners LLC,

•	“ACC” are to our subsidiary Alleghany Capital Corporation,

•	“Alleghany Properties” are to our subsidiary Alleghany Properties Holdings LLC and its subsidiaries,

•	“Stranded Oil” are to our subsidiary Stranded Oil Resources Corporation,

•	“Bourn & Koch” are to our majority-owned subsidiary BKH Holdings, Inc. and its subsidiary Bourn & Koch, Inc., or “BKI,” and

•	“Kentucky Trailer” are to our majority-controlled subsidiary R.C. Tway Company, LLC.

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

Overview

We are a Delaware corporation which owns and manages operating subsidiaries and investments, anchored by a core position in property and casualty reinsurance and insurance. Prior to March 6, 2012, we were primarily engaged, through AIHL and its subsidiaries, in the property and casualty insurance business. AIHL’s insurance operations are principally conducted by its subsidiaries RSUI, CATA and PCC. CATA has been a subsidiary of AIHL since January 2002, RSUI has been a subsidiary of AIHL since July 2003, and PCC has been a subsidiary of AIHL since July 2007. AIHL Re has been an indirect wholly-owned subsidiary of Alleghany since its formation in 2006. AIHL Re is a captive reinsurance company which provides reinsurance to our insurance operating units and affiliates. On March 6, 2012, or the “TransRe Acquisition Date,” we consummated a merger transaction, or the “merger,” with TransRe. As a result of the merger, TransRe became one of our wholly-owned subsidiaries. Our reinsurance operations began immediately following the merger. See Note 2 to the Notes to Consolidated Financial Statements set forth in Part II, Item 8, of the 2012 10-K for additional detail on the merger.

Although our primary sources of revenues and earnings are our reinsurance and insurance operations and investments, we also conduct other activities. We own and manage land in the Sacramento, California region through our subsidiary Alleghany Properties and own Stranded Oil, an exploration and production company focused on enhanced oil recovery. From formation through September 30, 2013, we have invested $46.9 million in Stranded Oil. On April 26, 2012, our majority-owned subsidiary Bourn & Koch acquired BKI, a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois. On August 30, 2013, we invested $24.9 million in Kentucky Trailer, a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky, for a controlling equity interest, consisting of a preferred equity interest and a 35.4 percent common equity interest. In this transaction, we also received an option to purchase additional equity interests in Kentucky Trailer to increase our common equity interest to 80.0 percent. Kentucky Trailer’s results have been included in our Consolidated Financial Statements beginning August 30, 2013.

We also own a minority stake in Homesite Group Incorporated, or “Homesite,” a national, full-service, mono-line provider of homeowners insurance, which we purchased in December 2006 for cash consideration of $120.0 million. On September 4, 2013, American Family Insurance Company, a Wisconsin-based mutual insurance company, entered into a merger agreement with Homesite to purchase all of its issued and outstanding capital stock (including shares underlying options and restricted stock units) for cash consideration of $616.0 million, subject to adjustment for changes in Homesite stockholders’ equity between June 30, 2013 and the closing of the transaction and transaction expenses. We currently own approximately 28 percent of the fully diluted shares of Homesite common stock. The transaction, which is subject to regulatory approvals and other closing conditions, is expected to close in the fourth quarter of 2013 or first quarter of 2014, at which time we expect to record a gain on our investment in Homesite.

In addition to Homesite, we own approximately 38 percent in ORX Exploration, Inc., or “ORX,” a regional gas and oil exploration and production company. The Homesite and ORX investments are reflected in our financial statements in other invested assets.

We manage, source, execute and monitor our private capital investments, which include Stranded Oil, BKI, Kentucky Trailer and ORX, primarily through our wholly-owned subsidiary ACC. Our public equity investments, including those held by TransRe’s and AIHL’s operating units, are managed primarily by our indirect, wholly-owned subsidiary, ACP.

As of September 30, 2013, we had total assets of $23.2 billion and total stockholders’ equity attributable to Alleghany stockholders of $6.7 billion. As of September 30, 2013, we had consolidated total investments of approximately $18.8 billion, of which $15.0 billion was invested in debt securities, $2.0 billion was invested in equity securities, $1.0 billion was invested in short-term investments, and $0.8 billion was invested in other invested assets.

Segment Information

Our segments are reported in a manner consistent with the way management evaluates the businesses. As such, we classify our business into two reportable segments, reinsurance and insurance. Reinsurance and insurance underwriting activities are evaluated separately from investment and corporate activities. The primary components of “corporate activities” are Alleghany Properties, Stranded Oil, our investments in Homesite and ORX and other activities at the parent level. In addition, beginning April 26, 2012 and August 30, 2013, corporate activities includes the operating results of BKI and Kentucky Trailer, respectively. See below and Note 9 to the Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for an analysis of our underwriting results by segment and corporate activities, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Profitability

The profitability of our reinsurance and insurance operating units and, as a result, our profitability, are primarily impacted by the adequacy of premium rates, level of catastrophe losses, and investment returns. The adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters, regulatory measures and court decisions that expand the extent of coverage and grant larger liability awards, and the effects of economic inflation on the amount of compensation due for injuries or losses. The ultimate adequacy of premium rates is not known with certainty at the time reinsurance contracts are entered into or property and casualty insurance policies are issued because premiums are determined before claims are reported.

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

In the third quarter of 2013, we incurred $69.4 million of catastrophe losses, net of reinsurance, compared with $8.2 million of catastrophe losses incurred in the third quarter of 2012. The $69.4 million of catastrophe losses incurred in the third quarter of 2013 consists of $47.0 million incurred at TransRe and $22.4 million incurred at RSUI. In the first nine months of 2013, we incurred $143.9 million of catastrophe losses, net of reinsurance, compared with $31.7 million of catastrophe losses incurred in the first nine months of 2012. The $143.9 million of catastrophe losses consists of $92.1 million incurred at TransRe and $51.8 million incurred at RSUI. In addition, in the three and nine months ended September 30, 2013, we had prior accident year development on reserves related to catastrophe events that occurred in prior periods. Catastrophe losses and prior accident year development are explained in the following pages.

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

Consolidated Results of Operations

The following table summarizes our consolidated revenues, costs and expenses and earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Revenues
Net premiums earned	$1,039.9	$1,092.8	$3,183.2	$2,622.9
Net investment income	115.3	90.5	334.5	234.6
Net realized capital gains	17.8	12.4	95.6	119.8
Other than temporary impairment losses	(0.7)	—	(41.9)	(2.9)
Gain on bargain purchase	—	—	—	494.9
Other income	17.2	33.8	37.8	43.4

Total revenues	1,189.5	1,229.5	3,609.2	3,512.7

Costs and Expenses
Net loss and loss adjustment expenses	644.5	673.0	1,862.4	1,587.8
Commissions, brokerage and other underwriting expenses	333.6	253.8	998.8	592.8
Other operating expenses	39.0	47.4	97.0	97.9
Corporate administration	3.7	9.3	26.0	67.7
Amortization of intangible assets	(0.8)	73.3	11.6	213.4
Interest expense	21.5	21.8	65.0	46.5

Total costs and expenses	1,041.5	1,078.6	3,060.8	2,606.1

Earnings before income taxes	148.0	150.9	548.4	906.6
Income taxes	34.6	25.5	125.0	111.7

Net earnings	113.4	125.4	423.4	794.9
Net earnings attributable to noncontrolling interest	0.2	—	0.2	—

Net earnings attributable to Alleghany stockholders	$113.2	$125.4	$423.2	$794.9

Revenues:
Total reinsurance and insurance segments	$1,178.2	$1,219.5	$3,550.2	$2,952.4
Corporate activities*	11.3	10.0	59.0	560.3

Earnings before income taxes:
Total reinsurance and insurance segments	$169.5	$170.6	$583.3	$456.3
Corporate activities*	(21.5)	(19.7)	(34.9)	450.3

*	Consists of Alleghany Properties, Stranded Oil, our investments in Homesite and ORX and corporate activities at the parent level, including the gain on bargain purchase in connection with the merger, and due diligence, legal, investment banking and other merger-related costs, or “Transaction Costs.” In addition, beginning April 26, 2012 and August 30, 2013, corporate activities includes the operating results of BKI and Kentucky Trailer, respectively. Corporate activities also includes interest expense associated with the senior notes issued by Alleghany, whereas interest expense associated with the senior notes issued by TransRe is included in “Total Segments.” Information related to the senior notes can be found in Note 8 to the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of the 2012 10-K.

Our results for the three and nine months ended September 30, 2013 compared with the three and nine months ended September 30, 2012 reflect accounting impacts that arose from the merger. These primarily relate to the recording of a gain on bargain purchase and the write-off of deferred acquisition costs of TransRe as of the TransRe Acquisition Date, as well as the establishment of an intangible asset roughly approximating the amount of deferred acquisition costs. This intangible asset was amortized over an approximate one year period, similar to how deferred acquisition costs are amortized, but is shown as part of amortization of intangible assets as opposed to part of commissions, brokerage and other underwriting expenses. This amortization was largely completed as of March 6, 2013, the one year anniversary of the TransRe Acquisition Date. In addition, as the merger closed on March 6, 2012, comparative balances for the first nine months of 2013 reflect activity for the entire period while balances for the first nine months of 2012 reflect activity at TransRe only for the 208 day period from the TransRe Acquisition Date to September 30, 2012.

Excluding these merger-related accounting impacts, our earnings before income taxes in the third quarter of 2013 decreased from the third quarter of 2012, primarily reflecting decreases in net premiums earned and other income, partially offset by a decrease in net loss and LAE and an increase in net investment income. As further explained in the pages that follow, the decrease in net premiums earned primarily reflects the impact of lower reinsurance assumed premium writings in recent quarters, partially offset by the impact of higher direct premium writings in recent quarters, particularly at RSUI. The decrease in other income primarily reflects the absence of a gain from settlement in the third quarter of 2013, which was significant in the third quarter of 2012 due to a $23.5 million gain from the settlement of a dispute between TransRe and American International Group Inc., or “AIG.” The decrease in net loss and LAE primarily reflects the impact of lower reinsurance assumed premium writings and net favorable development from prior accident years on loss and LAE reserves, partially offset by the impact of higher direct premium writings and higher catastrophe losses in the third quarter of 2013. The increase in net investment income reflects higher dividend income, improved results at Homesite, and higher income from other invested assets.

Other income and other operating expenses in the third quarter of 2013 include revenue and operating expenses of Kentucky Trailer beginning August 30, 2013.

The effective tax rate for the first nine months of 2013 was 22.8 percent, compared with 12.3 percent for the first nine months of 2012. The higher effective tax rate in the first nine months of 2013 primarily reflects the absence of a gain on bargain purchase, which had a significant impact in the first nine months of 2012. The gain on bargain purchase resulted in a significant increase in earnings before income taxes without a corresponding increase in income taxes. The impact of the gain on bargain purchase on the effective tax rate in the first nine months of 2012 was partially offset by the impact of certain non-deductible Transaction Costs in the first nine months of 2012, which resulted in losses before income taxes without a corresponding decrease in income taxes. As a result of these non-recurring, merger-related items, the effective tax rate for the first nine months of 2012 was reduced by a net 10.2 percentage points.

Total Reinsurance and Insurance Segment Results

The following table summarizes the results of our reinsurance and insurance segments.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Reinsurance	Insurance	Total(1)	Reinsurance	Insurance	Total(1)
	(in millions, except ratios)
Gross premiums written	$838.8	$341.5	$1,180.3	$886.5	$295.8	$1,182.3
Net premiums written	790.1	243.3	1,033.4	842.9	199.6	1,042.5

Net premiums earned	$792.8	$247.1	$1,039.9	$881.1	$211.7	$1,092.8
Net loss and LAE	486.9	157.6	644.5	562.5	110.5	673.0
Commissions, brokerage and other underwriting expenses	249.9	83.7	333.6	181.1	72.7	253.8

Underwriting profit(2)	$56.0	$5.8	61.8	$137.5	$28.5	166.0

Net investment income			106.1			90.1
Net realized capital gains			30.8			12.4
Other than temporary impairment losses			(0.7)			—
Gain on bargain purchase			—			—
Other income			2.1			24.2
Other operating expenses			19.0			36.3
Corporate administration			—			—
Amortization of intangible assets			(0.8)			73.3
Interest expense			12.4			12.5

Earnings before income taxes			$169.5			$170.6

Loss ratio(3)	61.4%	63.8%	62.0%	63.8%	52.2%	61.6%
Expense ratio(4)	31.5%	33.9%	32.1%	20.6%	34.3%	23.2%

Combined ratio(5)	92.9%	97.7%	94.1%	84.4%	86.5%	84.8%

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Reinsurance	Insurance	Total(1)	Reinsurance	Insurance	Total(1)
	(in millions, except ratios)
Gross premiums written	$2,642.9	$1,126.7	$3,769.6	$2,096.9	$994.8	$3,091.7
Net premiums written	2,499.4	786.5	3,285.9	2,022.1	678.3	2,700.4

Net premiums earned	$2,481.4	$701.8	$3,183.2	$2,017.5	$605.4	$2,622.9
Net loss and LAE	1,473.3	389.1	1,862.4	1,271.0	316.8	1,587.8
Commissions, brokerage and other underwriting expenses	760.2	238.6	998.8	377.3	215.5	592.8

Underwriting profit(2)	$247.9	$74.1	322.0	$369.2	$73.1	442.3

Net investment income			295.5			226.0
Net realized capital gains			109.5			81.2
Other than temporary impairment losses			(41.9)			(2.9)
Gain on bargain purchase			—			—
Other income			3.9			25.2
Other operating expenses			57.0			73.9
Corporate administration			—			—
Amortization of intangible assets			11.6			213.4
Interest expense			37.1			28.2

Earnings before income taxes			$583.3			$456.3

Loss ratio(3)	59.4%	55.4%	58.5%	63.0%	52.3%	60.5%
Expense ratio(4)	30.6%	34.0%	31.4%	18.7%	35.6%	22.6%

Combined ratio(5)	90.0%	89.4%	89.9%	81.7%	87.9%	83.1%

(1)	Excludes elimination of minor reinsurance activity between segments which is reported in corporate activities.
(2)	Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace net earnings determined in accordance with GAAP as a measure of profitability (see “Comment on Non-GAAP Financial Measures” herein for additional detail).
(3)	Net loss and LAE divided by net premiums earned, all as determined in accordance with GAAP.
(4)	Commissions, brokerage and other underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.
(5)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

The results of our reinsurance and insurance segments for the three and nine months ended September 30, 2013 compared with the three and nine months ended September 30, 2012 reflect accounting impacts that arose from the merger. These primarily relate to the write-off of deferred acquisition costs of TransRe as of the TransRe Acquisition Date, as well as the establishment of an intangible asset roughly approximating the amount of deferred acquisition costs. As discussed above, this intangible asset was amortized over an approximate one year period, similar to deferred acquisition costs, but is shown as part of amortization of intangible assets as opposed to part of commissions, brokerage and other underwriting expenses. This amortization was largely completed as of March 6, 2013, the one year anniversary of the TransRe Acquisition Date. In addition, as the merger closed on March 6, 2012, comparative balances for the first nine months of 2013 reflect activity for the entire period while balances for the first nine months of 2012 reflect activity at TransRe only for the 208 day period from the TransRe Acquisition Date to September 30, 2012.

Excluding these merger-related accounting impacts, our earnings before income taxes in the third quarter of 2013 decreased slightly from the third quarter of 2012, primarily reflecting decreases in net premiums earned and other income, partially offset by decreases in net loss and LAE and other operating expenses, and increases in net realized capital gains and net investment income. As further explained in the pages that follow, the decrease in net premiums earned primarily reflects the impact of lower reinsurance assumed premium writings in recent quarters, partially offset by the impact of higher direct premium writings in recent quarters, particularly at RSUI. The decrease in other income primarily reflects the absence of a gain from settlement in the third quarter of 2013, which was significant in the third quarter of 2012 due to a $23.5 million gain from the settlement of a dispute between TransRe and AIG. The decrease in net loss and LAE primarily reflects the impact of lower reinsurance assumed premium writings and net favorable development from prior accident years on loss and LAE reserves, partially offset by the impact of higher direct premium writings and higher catastrophe losses in the third quarter of 2013. The decrease in other operating expenses primarily reflects a decrease in long-term incentive compensation. The increase in net investment income reflects higher dividend income and higher income from other invested assets.

Reinsurance Segment Underwriting Results

The reinsurance segment is comprised of TransRe’s property and casualty & other lines of business. TransRe also writes a modest amount of property and casualty insurance business, which is included in the reinsurance segment. For a more detailed description of our reinsurance segment, see Part I, Item 1, “Business—Segment Information—Reinsurance Segment” of the 2012 10-K.

The underwriting results of the reinsurance segment are presented below.

	Property	Casualty & Other(1)	Total
	(in millions, except ratios)
Three Months Ended September 30, 2013
Gross premiums written	$288.7	$550.1	$838.8
Net premiums written	248.6	541.5	790.1

Net premiums earned	$246.1	$546.7	$792.8
Net loss and LAE	77.8	409.1	486.9
Commissions, brokerage and other underwriting expenses	82.3	167.6	249.9

Underwriting profit (loss)(2)	$86.0	$(30.0)	$56.0

Loss ratio(3)	31.6%	74.8%	61.4%
Expense ratio(4)	33.4%	30.7%	31.5%

Combined ratio(5)	65.0%	105.5%	92.9%

Three Months Ended September 30, 2012
Gross premiums written	$281.9	$604.6	$886.5
Net premiums written	248.0	594.9	842.9

Net premiums earned	$264.7	$616.4	$881.1
Net loss and LAE	103.7	458.8	562.5
Commissions, brokerage and other underwriting expenses	55.4	125.7	181.1

Underwriting profit(2)	$105.6	$31.9	$137.5

Loss ratio(3)	39.2%	74.4%	63.8%
Expense ratio(4)	20.9%	20.4%	20.6%

Combined ratio(5)	60.1%	94.8%	84.4%

	Property	Casualty & Other(1)	Total
	(in millions, except ratios)
Nine Months Ended September 30, 2013
Gross premiums written	$873.3	$1,769.6	$2,642.9
Net premiums written	756.3	1,743.1	2,499.4

Net premiums earned	$748.1	$1,733.3	$2,481.4
Net loss and LAE	232.4	1,240.9	1,473.3
Commissions, brokerage and other underwriting expenses	220.7	539.5	760.2

Underwriting profit (loss)(2)	$295.0	$(47.1)	$247.9

Loss ratio(3)	31.1%	71.6%	59.4%
Expense ratio(4)	29.5%	31.1%	30.6%

Combined ratio(5)	60.6%	102.7%	90.0%

Nine Months Ended September 30, 2012
Gross premiums written	$660.8	$1,436.1	$2,096.9
Net premiums written	608.6	1,413.5	2,022.1

Net premiums earned	$603.6	$1,413.9	$2,017.5
Net loss and LAE	215.5	1,055.5	1,271.0
Commissions, brokerage and other underwriting expenses	121.1	256.2	377.3

Underwriting profit(2)	$267.0	$102.2	$369.2

Loss ratio(3)	35.7%	74.7%	63.0%
Expense ratio(4)	20.1%	18.1%	18.7%

Combined ratio(5)	55.8%	92.8%	81.7%

(1)	Primarily consists of assumed: directors and officers liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace net earnings determined in accordance with GAAP as a measure of profitability (see “Comment on Non-GAAP Financial Measures” herein for additional detail).
(3)	Net loss and LAE divided by net premiums earned, all as determined in accordance with GAAP.
(4)	Commissions, brokerage and other underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.
(5)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar a reinsurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Reinsurance Segment – Property. Gross premiums written in the third quarter of 2013 increased by $6.8 million or 2.4 percent from the third quarter of 2012. Excluding the impact of changes in foreign currency rates, gross premiums written in the third quarter of 2013 increased by $14.4 million or 5.1 percent from the third quarter of 2012, primarily reflecting new business writings.

Net premiums earned in the third quarter of 2013 decreased by $18.6 million or 7.0 percent from the third quarter of 2012. Excluding the impact of changes in foreign currency rates, net premiums earned in the third quarter of 2013 decreased by $8.8 million or 3.3 percent from the third quarter of 2012. The decrease in net premiums earned in the third quarter of 2013 from the third quarter of 2012 primarily reflects a decrease in net premiums written in recent quarters. The decrease in net premiums written in recent quarters reflects an increasingly competitive reinsurance market, which is expanding its capacity despite the lack of market need, as well as decisions made by TransRe in recent years to non-renew or reduce participation on certain potentially less profitable treaties and shift certain business from proportional to potentially more profitable non-proportional exposure.

The decrease in net loss and LAE in the third quarter of 2013 from the third quarter of 2012 primarily reflects the impact of lower net premiums earned and higher releases of prior accident year loss reserves, partially offset by higher catastrophe losses.

Net loss and LAE for the third quarter of 2013 include a $53.1 million release of prior accident year loss reserves, compared with an $18.7 million release of loss reserves in the third quarter of 2012. The $53.1 million reserve release primarily reflects a $34.9 million reserve release from Super Storm Sandy, which caused widespread property damage and flooding to large areas of the East Coast and Northeastern United States in October 2012. The remaining $18.2 million relates primarily to the Tohoku earthquake in Japan, which occurred in 2011. The $53.1 million release of prior accident year loss reserves in the third quarter of 2013 reflects favorable loss emergence compared with estimates made in earlier periods. The $18.7 million reserve release in the third quarter of 2012 relates to favorable loss development from prior accident years on loss and LAE reserves acquired on the TransRe Acquisition Date.

Net loss and LAE for the third quarter of 2013 include catastrophe losses from events in 2013 of $47.0 million in the third quarter of 2013, compared with no significant catastrophe losses from events in 2012 in the third quarter of 2012. The $47.0 million of catastrophe losses in the third quarter of 2013 primarily reflect net losses from hurricanes in Mexico in September 2013, flooding in Canada in June 2013, and hailstorms in Germany and Canada in July 2013. As further explained below, the increase in commissions, brokerage and other underwriting expenses in the third quarter of 2013 reflects the absence of the favorable impacts arising from the acquisition method of accounting, which was significant in the third quarter of 2012.

The decrease in underwriting profit in the third quarter of 2013 from the third quarter of 2012 primarily reflects the increase in commissions, brokerage and other underwriting expenses and the decrease in net premiums earned, partially offset by the decrease in net loss and LAE, all as discussed above.

The increases in gross premiums written, net premiums earned, net loss and LAE, and commissions, brokerage and other underwriting expenses in the first nine months of 2013 from the first nine months of 2012 primarily reflect the inclusion of operations from TransRe for the entire period for the first nine months of 2013, compared with the 208 day period subsequent to the TransRe Acquisition Date for the first nine months of 2012. The increase in net loss and LAE also reflects catastrophe losses, net of reinsurance, of $92.1 million, partially offset by $132.4 million of favorable development from prior accident years on loss and LAE reserves in the first nine months of 2013. In addition to the $47.0 million of losses incurred in the third quarter of 2013 noted above, catastrophe losses in the first nine months of 2013 primarily reflect net losses from flooding in Germany and Central Europe in May and June, respectively, and, to a lesser extent, flooding in Canada. The increase in commissions, brokerage and other underwriting expenses also reflects the diminished favorable impact arising from the acquisition method of accounting, as further explained below.

Net loss and LAE for the first nine months of 2013 reflect a $132.4 million release of prior accident year loss reserves. In addition to the $53.1 million release of prior accident year loss reserves in the third quarter of 2013 noted above, net loss and LAE in the first nine months of 2013 reflect a $79.3 million release of prior accident year loss reserves in the first six months of 2013. Of the $79.3 million reserve release, $33.0 million relates to Super Storm Sandy, with the remaining $46.3 million relating primarily to non-catastrophe losses in the 2012 accident year and catastrophe losses occurring in 2011. The $132.4 million release of prior accident year loss reserves in the first nine months of 2013 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The $132.4 million release of prior accident year loss reserves did not impact the assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first nine months of 2013.

The increase in underwriting profit in the first nine months of 2013 from the first nine months of 2012 primarily reflects an increase in net premiums earned, partially offset by an increase in net loss and LAE and commissions, brokerage and other underwriting expenses, all as discussed above.

Reinsurance Segment – Casualty & Other. Gross premiums written in the third quarter of 2013 decreased by $54.5 million or 9.0 percent from the third quarter of 2012. Excluding the impact of changes in foreign currency rates, gross premiums written in the third quarter of 2013 decreased by $49.6 million or 8.2 percent from the third quarter of 2012, primarily due to decreases in the auto liability and accident and health lines of business. The decrease in gross premiums written reflects an increasingly competitive reinsurance market and a decreasing amount of risk premium being ceded by insurers. The decrease in net premiums written in recent quarters also reflects decisions made by TransRe in recent years to non-renew or reduce participation on certain potentially less profitable treaties and shift certain business from proportional to potentially more profitable non-proportional exposure.

Net premiums earned in the third quarter of 2013 decreased by $69.7 million or 11.3 percent from the third quarter of 2012. Excluding the impact of changes in foreign currency rates, net premiums earned in the third quarter of 2013 decreased by $65.4 million or 10.6 percent from the third quarter of 2012. The decrease in net premiums earned in the third quarter of 2013 from the third quarter of 2012 primarily reflects a decrease in gross premiums written in recent quarters.

The decrease in net loss and LAE in the third quarter of 2013 from the third quarter of 2012 primarily reflects the impact of lower net premiums earned and $11.7 million of favorable prior accident year loss reserve development, partially offset by a higher loss ratio in the current accident year. Of the $11.7 million reserve release, $5.9 million relates to certain medical malpractice treaties, or “the Malpractice Treaties.” Under the terms of the Malpractice Treaties, the increased underwriting profits created by the reserve release are to be retained by the cedants. As a result, TransRe recorded a $5.9 million offsetting increase in profit commission expense incurred. The remaining $5.8 million of the reserve release relates to a variety of casualty & other lines of business.

As further explained below, the increase in commissions, brokerage and other underwriting expenses in the third quarter of 2013 reflects the absence of the favorable impact arising from the acquisition method of accounting, which was significant in the third quarter of 2012, and to a lesser extent, the $5.9 million of profit commission expense incurred related to the Malpractice Treaties, as described above, partially offset by the impact from lower net premiums earned.

The underwriting loss in the third quarter of 2013, compared with an underwriting profit in the third quarter of 2012, primarily reflects an increase in commissions, brokerage and other underwriting expenses and a decrease in net premiums earned, partially offset by a decrease in net loss and LAE, all as discussed above.

The increases in gross premiums written, net premiums earned, net loss and LAE, and commissions, brokerage and other underwriting expenses in the first nine months of 2013 from the first nine months of 2012 primarily reflect the inclusion of operations from TransRe for the entire period for the first nine months of 2013, compared with the 208 day period subsequent to the TransRe Acquisition Date for the first nine months of 2012. The increase in net loss and LAE is partially offset by $44.3 million of favorable development from prior accident years on loss and LAE reserves in the first nine months of 2013, $29.7 million of which relates to the Malpractice Treaties, as described above. The increase in commissions, brokerage and other underwriting also reflects $29.7 million of profit commission expense incurred related to the Malpractice Treaties, as described above.

Net loss and LAE for the first nine months of 2013 reflect a $44.3 million release of prior accident year loss reserves. In addition to the $11.7 million release of prior accident year loss reserves in the third quarter of 2013 noted above, net loss and LAE in the first nine months of 2013 reflect a $32.6 million release of prior accident year loss reserves in the first six months of 2013. Of the $32.6 million reserve release, $23.8 million relates to the Malpractice Treaties. The remaining $8.8 million relates to a variety of casualty & other lines of business. The $44.3 million release of prior accident year loss reserves in the first nine months of 2013 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods in the casualty & other lines of business. The $44.3 million release of prior accident year loss reserves did not impact the assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first nine months of 2013.

The underwriting loss in the first nine months of 2013, compared with an underwriting profit in the first nine months of 2012, primarily reflects an increase in net loss and LAE and commissions, brokerage and other underwriting expenses, partially offset by an increase in net premiums earned, all as discussed above.

For both the property and the casualty & other lines of business, the expense ratio for the third quarter and first nine months of 2012 was favorably impacted as a result of applying the acquisition method of accounting for the merger because deferred acquisition costs were written off at the TransRe Acquisition Date. As of March 6, 2013, the application of the acquisition method of accounting no longer has a significant impact on the expense ratio. Consequently, the impact on the expense ratio for the third quarter and first nine months of 2013 was not significant. Excluding the impact of the application of the acquisition method of accounting, the expense ratio for the reinsurance segment is estimated to be approximately 29 percent for both the third quarter of 2012 and the first nine months of 2012.

Insurance Segment Underwriting Results

The insurance segment is comprised of AIHL’s RSUI, CATA and PCC operating units. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business—Segment Information—Insurance Segment” of the 2012 10-K.

The underwriting results of the insurance segment are presented below.

	RSUI	CATA	PCC	Total
	(in millions, except ratios)
Three Months Ended September 30, 2013
Gross premiums written	$281.0	$49.0	$11.5	$341.5
Net premiums written	185.9	46.3	11.1	243.3

Net premiums earned	$197.2	$39.9	$10.0	$247.1
Net loss and LAE	121.6	21.5	14.5	157.6
Commissions, brokerage and other underwriting expenses	55.4	20.0	8.3	83.7

Underwriting profit (loss)(1)	$20.2	$(1.6)	$(12.8)	$5.8

Loss ratio(2)	61.7%	53.7%	145.5%	63.8%
Expense ratio(3)	28.1%	50.2%	82.9%	33.9%

Combined ratio(4)	89.8%	103.9%	228.4%	97.7%

Three Months Ended September 30, 2012
Gross premiums written	$248.9	$40.6	$6.3	$295.8
Net premiums written	155.1	38.4	6.1	199.6

Net premiums earned	$169.8	$37.0	$4.9	$211.7
Net loss and LAE	82.9	23.1	4.5	110.5
Commissions, brokerage and other underwriting expenses	46.1	19.7	6.9	72.7

Underwriting profit (loss)(1)	$40.8	$(5.8)	$(6.5)	$28.5

Loss ratio(2)	48.9%	62.3%	90.7%	52.2%
Expense ratio(3)	27.1%	53.3%	141.0%	34.3%

Combined ratio(4)	76.0%	115.6%	231.7%	86.5%

	RSUI	CATA	PCC	Total
	(in millions, except ratios)
Nine Months Ended September 30, 2013
Gross premiums written	$962.1	$134.6	$30.0	$1,126.7
Net premiums written	630.8	126.4	29.3	786.5

Net premiums earned	$560.3	$114.4	$27.1	$701.8
Net loss and LAE	302.2	57.2	29.7	389.1
Commissions, brokerage and other underwriting expenses	155.1	60.9	22.6	238.6

Underwriting profit (loss)(1)	$103.0	$(3.7)	$(25.2)	$74.1

Loss ratio(2)	53.9%	50.0%	109.6%	55.4%
Expense ratio(3)	27.7%	53.2%	83.4%	34.0%

Combined ratio(4)	81.6%	103.2%	193.0%	89.4%

Nine Months Ended September 30, 2012
Gross premiums written	$861.4	$120.8	$12.6	$994.8
Net premiums written	551.7	114.1	12.5	678.3

Net premiums earned	$487.6	$107.3	$10.5	$605.4
Net loss and LAE	239.8	67.0	10.0	316.8
Commissions, brokerage and other underwriting expenses	136.7	58.5	20.3	215.5

Underwriting profit (loss)(1)	$111.1	$(18.2)	$(19.8)	$73.1

Loss ratio(2)	49.2%	62.5%	95.3%	52.3%
Expense ratio(3)	28.0%	54.5%	193.3%	35.6%

Combined ratio(4)	77.2%	117.0%	288.6%	87.9%

(1)	Represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, or amortization of intangible assets. Underwriting profit is a non-GAAP financial measure and does not replace net earnings determined in accordance with GAAP as a measure of profitability (see “Comment on Non-GAAP Financial Measures” herein for additional detail).
(2)	Net loss and LAE divided by net premiums earned, all as determined in accordance with GAAP.
(3)	Commissions, brokerage and other underwriting expenses divided by net premiums earned, all as determined in accordance with GAAP.
(4)	The sum of the loss ratio and expense ratio, all as determined in accordance with GAAP, representing the percentage of each premium dollar an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

RSUI. The increase in gross premiums written in the third quarter and the first nine months of 2013 from the corresponding 2012 periods primarily reflects some improvement in market conditions in most lines of business, particularly for the umbrella, directors and officers, professional liability and binding authority lines of business, evidenced by favorable renewal retention rates and strong new business submissions. The increases in net premiums earned in the third quarter and the first nine months of 2013, compared with the corresponding 2012 periods, primarily reflect an increase in gross premiums written in recent quarters.

The increase in net loss and LAE in the third quarter and first nine months of 2013 from the corresponding 2012 periods primarily reflects the impact of higher net premiums earned, higher catastrophe losses, net of reinsurance, lower releases of prior accident year casualty loss reserves, and reserve increases in the third quarter of 2013 relating to prior year catastrophes. Catastrophe losses were $22.4 million in the third quarter of 2013, compared with $8.2 million in the third quarter of 2012, and $51.8 million in the first nine months of 2013, compared with $31.7 million in the first nine months of 2012. Catastrophe losses in the third quarter of 2013 primarily reflect net losses from the floods in Colorado in September 2013. In addition to these losses incurred in the third quarter of 2013, catastrophe losses in the first nine months of 2013 primarily reflect net losses from severe weather in the Midwestern United States, including tornados in Oklahoma in May 2013. Catastrophe losses in the third quarter of 2012 relate primarily to Hurricane Isaac in August 2012. In addition to these losses incurred in the third quarter of 2012, catastrophe losses in the first nine months of 2013 primarily reflect net losses from severe weather in 2012.

Net loss and LAE in the third quarter and first nine months of 2013 include $15.1 million and $6.7 million, respectively, of unfavorable prior accident year development on property losses, both of which include an $8.5 million unfavorable development from Hurricane Katrina, which arose from a significant claim that settled for more than previously estimated due to an adverse court ruling.

Net loss and LAE for the third quarter of 2013 reflect a $6.2 million release of prior accident year casualty loss reserves, compared with a $12.1 million reserve release during the third quarter of 2012. The $6.2 million reserve release relates primarily to umbrella/excess and professional liability lines of business, primarily for the 2005 through 2009 accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. The $12.1 million release of prior accident year loss reserves during the third quarter of 2012 relates primarily to umbrella/excess liability, general liability and professional liability lines of business, primarily for the 2005 through 2008 accident years and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business.

Net loss and LAE for the first nine months of 2013 reflect a $21.3 million release of prior accident year casualty loss reserves, compared with a $38.2 million reserve release during the first nine months of 2012. In addition to the $6.2 million release of prior accident year loss reserves in the third quarter of 2013 discussed above, net loss and LAE in the first nine months of 2013 reflect a $15.1 million release of prior accident year casualty loss reserves in the first six months of 2013, compared with a $26.1 million release of prior accident year casualty loss reserves in the first six months of 2012. The $15.1 million reserve release relates primarily to umbrella/excess liability, professional liability and general liability lines of business, primarily for the 2005 through 2009 accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. The $26.1 million reserve release during the first six months of 2012 relates primarily to the directors and officers liability, umbrella/excess, general liability and professional liability lines of business, primarily for the 2005 through 2008 accident years and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business.

Specifically relating to the $21.3 million reserve release in the first nine months of 2013, actual losses in respect of prior accident years for such lines of business, which include both loss payments and case reserves, were lower than expected through September 30, 2013. The amount of lower actual losses than expected, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 0.2 percent. Such reduction did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for such lines for business earned in the first nine months of 2013.

The increase in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2013 compared with the corresponding 2012 periods is due primarily to the impact of higher net premiums earned.

The decrease in RSUI’s underwriting profit in the third quarter and first nine months of 2013 compared with the third quarter and first nine months of 2012 primarily reflects an increase in net loss and LAE and, to a lesser extent, commissions, brokerage and other underwriting expenses, partially offset by an increase in net premiums earned, all as discussed above.

As discussed in Part I, Item 1, “Business—Reinsurance” of the 2012 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk, and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2013. RSUI placed its catastrophe reinsurance program for the 2013-2014 period, and the new program is similar to the expired program.

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

CATA. The increase in gross premiums written in the third quarter and the first nine months of 2013 from the corresponding 2012 periods primarily reflects growth in CATA’s property and casualty lines of business and, to a lesser extent, CATA’s surety lines of business. The increases in net premiums earned in the third quarter and the first nine months of 2013, compared with the corresponding 2012 periods, primarily reflect an increase in gross premiums written in recent quarters.

The decrease in net loss and LAE in the third quarter of 2013 from the third quarter of 2012 primarily reflects the impact of prior accident year development, partially offset by the impact of higher net premiums earned. Net loss and LAE for the third quarter of 2013 reflect a $1.6 million reserve increase of prior accident year loss reserves compared with a $4.2 million net increase of prior accident year loss reserves during the third quarter of 2012. The $1.6 million reserve increase in the third quarter of 2013 relates primarily to certain casualty lines of business. The $4.2 million net reserve increase during the third quarter of 2012 relates primarily to a $5.1 million increase in prior accident year loss reserves related to writings of certain specialty classes of business through a program administrator in connection with a terminated program, or the “Terminated Program,” in the 2010 and 2009 accident years, partially offset by a decrease in prior accident year loss reserves in certain of CATA’s surety and casualty lines of business.

The decrease in net loss and LAE in the first nine months of 2013 from the first nine months of 2012 primarily reflects the impact of prior accident year development, partially offset by higher property losses from severe weather in the Midwestern United States in the first half of 2013 and the impact of higher net premiums earned. Net loss and LAE for the first nine months of 2013 reflect a $1.9 million net increase of prior accident year loss reserves compared with a $14.1 million net increase of prior accident year loss reserves during the first nine months of 2012. In addition to the $1.6 million increase of prior accident year loss reserves in the third quarter of 2013 discussed above, net loss and LAE in the first nine months of 2013 reflect a $0.3 million net increase of prior accident year loss reserves in the first six months of 2013, compared with a $9.9 million net increase of prior accident year loss reserves in the first six months of 2012. The $0.3 million increase in the first six months of 2013 relates primarily to increases in reserves related to the Terminated Program in the 2010 and 2009 accident years and to CATA’s property and workers’ compensation lines of business related to the 2010 and 2012 accident years, partially offset by a reserve release of asbestos-related illness and environmental impairment reserves. Of the $9.9 million net increase of prior accident year loss reserves in the first six months of 2012, $17.1 million relates to the Terminated Program in the 2010 and 2009 accident years, partially offset by a net decrease in prior accident year loss reserves in certain of CATA’s casualty and surety lines of business.

The decrease in CATA’s underwriting loss in the third quarter and first nine months of 2013 from the corresponding 2012 periods primarily reflects a decrease in net loss and LAE and an increase in net premiums earned, all as discussed above.

PCC. Commencing August 1, 2009, PCC ceased soliciting new or renewal business on a direct basis due to its determination that it was unable to write business at rates it deemed adequate due to the difficult state of the California workers’ compensation market. After taking steps to transition to being a brokerage carrier, PCC began writing a modest amount of new business through brokers during 2011. This business increased in 2012 and in the first nine months of 2013 as market conditions improved. PCC reported an underwriting loss of $12.8 million and $6.5 million in the third quarter of 2013 and 2012, respectively, and $25.2 million and $19.8 million in the first nine months of 2013 and 2012, respectively. The underwriting losses are primarily due to PCC’s ongoing expenses relative to comparatively low premiums earned. Underwriting losses for the third quarter of 2013 include $6.5 million increase of prior accident year loss reserves, reflecting unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods.

In the second quarter of 2013, AIHL Re and PCC’s wholly-owned subsidiary, Pacific Compensation Insurance Company, or “PCIC,” entered into an intercompany reinsurance contract, effective January 1, 2013, pursuant to which AIHL Re provides PCIC with coverage for adverse development on net loss and allocated LAE in excess of PCIC’s carried reserves at December 31, 2012 and accident year stop-loss coverage for any net losses and allocated LAE in excess of 75.0 percent of net earned premiums for PCIC for accident years 2013, 2014 and 2015. AIHL Re’s commitments also are intended to cover the statutory collateral requirements at PCIC, if and when necessary. AIHL Re’s obligations are subject to an aggregate limit of $100.0 million. In connection with such intercompany reinsurance agreement, Alleghany and AIHL Re entered into a contract whereby Alleghany will guarantee the recoverable balances owed to PCIC from AIHL Re up to $100.0 million. Subsequent to the entry into the above agreements, A.M. Best Company upgraded PCIC’s rating to A- (Excellent) from B++ (Good). The above agreements had no impact on our consolidated results of operations and financial condition. From a segment reporting perspective, the financial results of AIHL Re, which are substantially attributable to its intercompany contract with PCIC, have been included in the results of PCC, with all intercompany balances eliminated.

Total Reinsurance and Insurance Segments Investment Results

Following is information relating to segment investment results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net investment income	$106.1	$90.1	$295.5	$226.0
Net realized capital gains	30.8	12.4	109.5	81.2
Other than temporary impairment losses	(0.7)	—	(41.9)	(2.9)

Net Investment Income. The increase in net investment income for the reinsurance and insurance segments in the third quarter of 2013 from the third quarter of 2012 is due primarily to an increase in dividend income from a larger equity securities portfolio in the third quarter of 2013 compared with the third quarter of 2012, and income from other invested assets (see “Financial Condition—Certain Other Invested Assets” herein for additional detail). The increase in net investment income for the reinsurance and insurance segments in the first nine months of 2013 from the first nine months of 2012 is due primarily to the inclusion of operations from TransRe for the entire period for the first nine months of 2013, compared with the 208 day period subsequent to the TransRe Acquisition Date for the first nine months of 2012.

Net Realized Capital Gains. Net realized capital gains in the third quarter and first nine months of 2013 and 2012 relate primarily to sales of equity securities. Net realized capital gains in the third quarter and first nine months of 2013 include a realized capital loss of $5.0 million relating to a non-cash impairment charge for certain finite-lived intangible assets at CATA.

Other Than Temporary Impairment Losses. OTTI losses for the first nine months of 2013 reflect $41.9 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $41.9 million of OTTI losses, $40.5 million related to equity securities, primarily in the chemical and energy sectors, and $1.4 million related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the duration of the decline in fair value of such securities relative to their cost as of the balance sheet date. Of the $41.9 million of OTTI losses, $0.7 million was incurred in the third quarter of 2013.

OTTI losses for the first nine months of 2012 reflect $2.9 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $2.9 million of OTTI losses, $1.7 million related to equity securities, primarily in the energy sector, and $1.2 million related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the duration of the decline in fair value of such securities relative to their cost as of the balance sheet date. No OTTI losses were incurred in the third quarter of 2012.

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of September 30, 2013 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which fair values of these securities had been below cost were not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for 12 months or more as of September 30, 2013); (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

See Note 3 to the Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10-Q for further details concerning gross unrealized investment losses for debt securities and equity securities as of September 30, 2013.

Corporate Activities Operating Results

The operating results of corporate activities are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net premiums earned	$—	$—	$—	$—
Net investment income	9.2	0.4	39.0	8.6
Net realized capital gains (losses)	(13.0)	—	(13.9)	38.6
Other than temporary impairment losses	—	—	—	—
Gain on bargain purchase	—	—	—	494.9
Other income	15.1	9.6	33.9	18.2

Total revenues	11.3	10.0	59.0	560.3

Net loss and loss adjustment expenses	—	—	—	—
Commissions, brokerage and other underwriting expenses	—	—	—	—
Other operating expenses	20.0	11.1	40.0	24.0
Corporate administration	3.7	9.3	26.0	67.7
Amortization of intangible assets	—	—	—	—
Interest expense	9.1	9.3	27.9	18.3

Earnings (loss) before income taxes	$(21.5)	$(19.7)	$(34.9)	$450.3

The increase in loss before income taxes in the third quarter of 2013 compared with the third quarter of 2012 primarily reflects net realized capital losses, primarily from the sales of equity securities, partially offset by higher net investment income, as further explained below, and lower corporate administration expense. The lower corporate administration expense was due primarily to our determination to: (i) freeze the benefits associated with our unfunded, noncontributory defined benefit pension plan for parent-level executives, effective December 31, 2013; and (ii) terminate our retiree health plans for parent-level executives and employees, effective September 30, 2013. As a result of these decisions, we recorded a pre-tax $8.8 million reduction to corporate administration expense in the third quarter and first nine months of 2013.

Corporate activities results include the results of BKI beginning April 26, 2012, and Kentucky Trailer beginning August 30, 2013.

The loss before income taxes in the first nine months of 2013 compared to significant earnings before income taxes in the first nine months of 2012 primarily reflects the absence of a gain on bargain purchase in the first nine months of 2013, which was significant in the first nine months of 2012 and, to a lesser extent, net realized capital losses in the first nine months of 2013, compared with significant net realized capital gains in the first nine months of 2012, and higher interest expense, partially offset by lower corporate administration expense in the first nine months of 2013. Net realized capital gains in the first nine months of 2012 primarily reflect gains from the sale of shares of Exxon Mobil Corporation common stock held at the parent-level. Higher interest expense is due to the issuance of senior notes by Alleghany on June 26, 2012. The lower corporate administration expense in the first nine months of 2013 is due primarily to the absence of Transaction Costs, which amounted to $33.8 million in the first nine months of 2012, and to a lesser extent, the impact of freezing and/or termination of certain parent-level plans described above.

Net investment income for corporate activities includes our equity share of results in Homesite and ORX, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Homesite	$7.7	$(2.9)	$32.2	$9.5
ORX	(2.3)	(0.9)	(1.9)	(4.2)
Interest, dividends and other—net	3.8	4.2	8.7	3.3

Net investment income	$9.2	$0.4	$39.0	$8.6

The Homesite results improved in the third quarter and first nine months of 2013 compared with the third quarter and first nine months of 2012, primarily reflecting favorable development on Homesite’s loss and LAE reserves and lower weather-related claims.

Reserve Review Process

Our reinsurance and insurance operating units analyze, at least quarterly, liabilities for unpaid loss and LAE established in prior years and adjust their expected ultimate cost, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior accident year loss reserve development. The following table presents the reserves established in connection with the loss and LAE of our reinsurance and insurance operating units on a gross and net basis by line of business. These reserve amounts represent the accumulation of estimates of ultimate loss (including for incurred but not reported) and LAE.

	As of September 30, 2013			As of December 31, 2012
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	(in millions)
Reinsurance Segment
Property	$1,161.1	$(49.8)	$1,111.3	$1,383.9	$(59.5)	$1,324.4
Casualty & other(1)	8,392.9	(387.5)	8,005.4	8,393.9	(385.5)	8,008.4

	9,554.0	(437.3)	9,116.7	9,777.8	(445.0)	9,332.8

Insurance Segment
Property	443.3	(208.3)	235.0	449.9	(186.1)	263.8
Casualty(2)	1,781.1	(640.1)	1,141.0	1,755.6	(654.3)	1,101.3
Workers’ Compensation	149.3	(13.3)	136.0	153.3	(13.0)	140.3
All other(3)	155.4	(64.3)	91.1	152.1	(63.6)	88.5

	2,529.1	(926.0)	1,603.1	2,510.9	(917.0)	1,593.9

Eliminations	(52.8)	52.8	—	(48.9)	56.1	7.2

Total	$12,030.3	$(1,310.5)	$10,719.8	$12,239.8	$(1,305.9)	$10,933.9

(1)	Primarily consists of assumed: directors and officers liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; asbestos-related illnesses and environmental impairment liability; and credit.
(2)	Primarily consists of direct: umbrella/excess; directors and officers liability; professional liability; and general liability.
(3)	Primarily consists of commercial multi-peril, surety and loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees.

Changes in Gross and Net Loss and LAE Reserves between September 30, 2013 and December 31, 2012

Gross and net loss and LAE reserves as of September 30, 2013 decreased from December 31, 2012, reflecting a decrease in our reinsurance segment loss and LAE reserves, partially offset by a slight increase in our insurance segment loss and LAE reserves. The decrease in gross and net loss and LAE reserves in the reinsurance segment primarily reflects the impact of decelerating net premiums earned in the first nine months of 2013, favorable development from prior accident years and payments related to catastrophic events occurring in prior years. The slight increase in gross and net loss and LAE reserves in the insurance segment primarily reflects the impact of accelerating net premiums earned in the first nine months of 2013, partially offset by the impact of property loss claims resulting from Super Storm Sandy paid by RSUI in the first nine months of 2013.

Reinsurance Recoverables

As of September 30, 2013, we had total reinsurance recoverables of $1,376.1 million, consisting of $1,310.5 million of ceded outstanding loss and LAE and $65.6 million of recoverables on paid losses. The reinsurance purchased by our reinsurance and insurance operating units does not relieve them from their obligations to their policyholders and cedants, and therefore, the financial strength of their reinsurers is important.

Information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of September 30, 2013 is as follows (dollars in millions):

Reinsurer(1)	Rating(2)	Amount	Percentage
Swiss Reinsurance Company	A+ (Superior)	$156.9	11.4%
PartnerRe Ltd.	A+ (Superior)	122.6	8.9
American International Group, Inc.	A (Excellent)	116.4	8.5
Syndicates at Lloyd’s of London	A (Excellent)	96.4	7.0
Platinum Underwriters Holdings, Ltd.	A (Excellent)	94.1	6.8
W.R. Berkley Corporation	A+ (Superior)	77.2	5.6
Chubb Corporation	A+ (Superior)	62.8	4.6
Ace Ltd.	A+ (Superior)	55.4	4.0
HCC Insurance Holdings Inc.	A+ (Superior)	30.6	2.2
Munich Reinsurance	A+ (Superior)	22.8	1.7
All other reinsurers		540.9	39.3

Total reinsurance recoverables(3)		$1,376.1	100.0%

Secured reinsurance recoverables(4)		$184.3	13.4%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Approximately 92.4 percent of our reinsurance recoverables balance as of September 30, 2013 was due from reinsurers having an A.M. Best Company financial strength rating of A (Excellent) or higher.
(4)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

We had no allowance for uncollectible reinsurance as of September 30, 2013.

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

Readers are encouraged to review Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of the 2012 10-K for a more complete description of our critical accounting estimates.

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at the parent company. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of September 30, 2013, we held total marketable securities and cash of $629.2 million, compared with $731.7 million as of December 31, 2012. The decrease during the first nine months of 2013 primarily reflects investments in non-public equity securities and capital contributions to AIHL Re and ACC, partially offset by the receipt of dividends from TransRe, RSUI and CATA. The $629.2 million is comprised of $210.0 million at the parent company, $217.9 million at AIHL and $201.3 million at the TransRe holding company. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of September 30, 2013.

Stockholders’ equity attributable to Alleghany stockholders was approximately $6.7 billion as of September 30, 2013, compared with approximately $6.4 billion as of December 31, 2012. The increase in stockholders’ equity primarily reflects net earnings and an increase in unrealized appreciation on our equity securities portfolio in the first nine months of 2013, partially offset by a decrease in unrealized appreciation on our debt securities portfolio in the first nine months of 2013, reflecting a general rise in interest rates and, to a lesser extent, repurchases of our common stock. As of September 30, 2013, we had 16,766,192 shares of our common stock outstanding, compared with 16,890,623 shares of our common stock outstanding as of December 31, 2012.

Debt and Credit Agreement. As discussed in Note 8 to the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of the 2012 10-K, on September 20, 2010, we completed a public offering of $300.0 million aggregate principal amount of our 5.625% senior notes due on September 15, 2020 and, on June 26, 2012, we completed a public offering of $400.0 million aggregate principal amount of our 4.95% senior notes due on June 27, 2022.

On October 15, 2013, we entered into a four-year credit agreement, or the “Credit Agreement,” with certain lenders party thereto, which provides for an unsecured credit facility in an aggregate principal amount of up to $200.0 million. The Credit Agreement is scheduled to terminate on October 15, 2017, unless earlier terminated. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes. The Credit Agreement replaced our previous three-year credit agreement which provided for a two tranche revolving credit facility in an aggregate principal amount of up to $100 million, consisting of a secured credit facility in an aggregate principal amount of up to $50.0 million and an unsecured credit facility in an aggregate principal amount of up to $50.0 million, or the “Prior Credit Agreement.” The Prior Credit Agreement expired on September 9, 2013. There were no borrowings under the Prior Credit Agreement from its inception through its expiration.

Alternate Base Rate Borrowings under the Credit Agreement will bear interest at (x) the greatest of (a) the administrative agent’s prime rate, (b) the federal funds effective rate plus 0.5 percent, or (c) an adjusted London Interbank Offering Rate, or “Adjusted LIBO Rate,” for a one month interest period on such day plus 1 percent, plus (y) an applicable margin. Eurodollar Borrowings under the Credit Agreement will bear interest at the Adjusted LIBO Rate for the interest period in effect plus an applicable margin. The Credit Agreement requires that all loans be repaid in full no later than October 15, 2017. The Credit Agreement requires us to pay a commitment fee each quarter in a range of between 0.125 and 0.30 percent per annum, based upon our credit ratings, on the daily unused amount of the commitments.

The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this nature. In this regard, the Credit Agreement requires us to, among other things, (x) maintain consolidated net worth of not less than the sum of (i) $4,223.9 million plus (ii) 50 percent of our cumulative consolidated net earnings in each fiscal quarter thereafter (if positive) commencing on September 30, 2013, and (y) maintain a ratio of consolidated total indebtedness to consolidated capital as of the end of each fiscal quarter of not greater than 0.35 to 1.0. Additionally, the Credit Agreement contains various negative covenants with which we must comply, including, but not limited to, limitations respecting: the creation of liens on any property or asset; the incurrence of indebtedness; mergers, consolidations, liquidations and dissolutions; change of business; sales of assets; transactions with affiliates; anti-terrorism laws and foreign asset control regulations and other provisions customary in similar types of agreements.

In addition, at any time when a default has occurred and is continuing or would result therefrom, the Credit Agreement proscribes our ability to declare or pay, or permit certain of our subsidiaries to declare or pay, any dividend on, or make any payment on account of, or set apart assets for a sinking or other analogous fund for, the purchase, redemption, defeasance, retirement or acquisition of, any of our stock or the stock of any such subsidiary.

If an Event of Default occurs under the Credit Agreement, then, to the extent permitted in the Credit Agreement, the lenders may direct the administrative agent to, or the administrative agent may, with the consent of lenders holding more than 50 percent of the aggregate outstanding principal amount of the loans, as applicable, terminate the commitments, accelerate the repayment of any outstanding loans and exercise all rights and remedies available to such lenders under the Credit Agreement and applicable law. In the case of an Event of Default that exists due to the occurrence of certain involuntary or voluntary bankruptcy, insolvency or reorganization events of ours, the commitments will automatically terminate and the repayment of any outstanding loans shall be automatically accelerated.

There were no borrowings under the Credit Agreement through November 4, 2013.

Common Stock Repurchases. In October 2012, our Board of Directors authorized the repurchase of shares of our common stock, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million. Pursuant to this authorization, in the first nine months of 2013, we repurchased an aggregate of 113,160 shares of our common stock in the open market for $40.4 million, at an average price per share of $356.92. No shares were repurchased in the third quarter of 2013.

Investments in Certain Other Invested Assets. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds, or the “Funds,” which are managed by Pillar Holdings. In February 2013, TransRe invested an additional $25.0 million in the Funds. In July 2013, TransRe redeemed $25.0 million of its investment in the Funds. The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that both Pillar Holdings and the Funds, which we collectively refer to as the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Our potential maximum loss is limited to our cumulative investment. As of September 30, 2013, our carrying value in the Pillar Investments, as determined under the equity method of accounting, was $213.0 million, which is reported in other invested assets on our consolidated balance sheets.

In July 2013, AIHL invested $250.0 million in Ares Management LLC, or “Ares,” a privately-held asset manager, in exchange for a 6.25 percent equity stake in Ares, with commitments to engage Ares to manage up to $1.0 billion in certain investment strategies. As of September 30, 2013, AIHL’s carrying value in the investment in Ares was $250.0 million, which is reported in other invested assets on our consolidated balance sheets.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources, and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of September 30, 2013.

The obligations and cash outflow of our reinsurance and insurance operating units include claim settlements, commission expenses, administrative expenses, purchases of investments, and interest and principal payments on TransRe’s 5.75% senior notes due on December 14, 2015 and 8.00% senior notes due on November 30, 2039. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, our reinsurance and insurance operating units accumulate funds which they invest pending the need for liquidity. As the cash needs of a reinsurance or an insurance company can be unpredictable due to the uncertainty of the claims settlement process, our reinsurance and insurance operating units’ portfolios consist primarily of debt securities and short-term investments to ensure the availability of funds and maintain a sufficient amount of liquid securities.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt securities and equity securities listed on national securities exchanges. The overall debt securities portfolio credit quality is measured using the lower of the Standard & Poor’s Ratings Services, Moody’s Investors Services or Fitch’s Ratings rating. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of September 30, 2013 was AA-. Although many of our debt securities, which consist predominantly of municipal bonds, are insured by third party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of September 30, 2013. As of September 30, 2013, the ratings of our debt securities portfolio were as follows (dollars in millions):

	Ratings as of September 30, 2013
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not-Rated*	Total
U.S. Government obligations	$—	$1,000.5	$—	$—	$—	$1,000.5
Municipal bonds	841.6	4,029.7	1,024.4	79.2	—	5,974.9
Foreign government obligations	465.5	373.3	221.3	—	2.7	1,062.8
U.S. corporate bonds	18.1	258.6	1,024.4	849.5	22.9	2,173.5
Foreign corporate bonds	267.7	471.1	780.7	254.2	3.6	1,777.3
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)	32.7	1,436.3	38.5	1.8	82.4	1,591.7
Commercial mortgage-backed securities (“CMBS”)	450.7	223.1	104.5	67.4	12.8	858.5
Other asset-backed securities	537.4	9.3	54.0	0.9	0.3	601.9

Total debt securities	$2,613.7	$7,801.9	$3,247.8	$1,253.0	$124.7	$15,041.1

Percentage of debt securities	17.4%	51.9%	21.6%	8.3%	0.8%	100.0%

*	Consists of $24.3 million of securities rated BB / Ba, $16.3 million of securities rated B, $46.3 million of securities rated CCC, $26.7 million of securities rated CC, $4.8 million of securities rates below CC and $6.3 million of not-rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities, and, as such, is classified as available-for-sale, or “AFS.”

Effective duration measures a portfolio’s sensitivity to change in interest rates. In this regard, as of September 30, 2013, our debt securities portfolio had an effective duration of approximately 4.3 years compared with 3.7 years as of December 31, 2012. The increase in duration in the first nine months of 2013 is due primarily to the increase in market interest rates, which reduces the likelihood that RMBS will be prepaid, and that municipal bonds will be called. As of September 30, 2013, approximately $4.7 billion, or 31.1 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 3(b) to the Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, of this Form 10-Q for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may modestly increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, our invested assets were approximately $18.8 billion as of September 30, 2013, compared with approximately $18.3 billion as of December 31, 2012. The increase in our invested assets primarily reflects the investment of positive cash flow at our reinsurance and insurance segments and net unrealized appreciation of our equity securities portfolio during the first nine months of 2013, partially offset by net unrealized depreciation of our debt securities portfolio during the first nine months of 2013 due to a general rise in interest rates.

Fair Value. The carrying values and estimated fair values of our consolidated financial instruments as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Investments (excluding equity method investments)(1)	$18,314.7	$18,314.7	$17,831.8	$17,831.8

Liabilities
Senior Notes(2)	$1,798.7	$1,908.8	$1,811.5	$1,946.7

(1)	This table includes AFS investments (debt and equity securities as well as partnership investments and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 to the Notes to Consolidated Financial Statements set forth in Part II, Item 8, of the 2012 10-K for additional information.

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

•

“Level 3” - Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Some Level 3 valuations are based entirely on non-binding broker quotes. These securities consist primarily of mortgage and asset-backed securities where reliable pool and loan level collateral information cannot be reasonably obtained. Assets classified as Level 3 principally include certain RMBS, CMBS, other asset-backed securities, partnership investments and non-marketable equity investments. See Note 1(c) to the Notes to Consolidated Financial Statements set forth in Part II, Item 8, of the 2012 10-K for our accounting policy on fair value.

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

The estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of September 30, 2013 and December 31, 2012 were as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of September 30, 2013
Equity securities:
Common stock(1)	$2,035.2	$—	$—	$2,035.2
Preferred stock	—	—	—	—

Total equity securities	2,035.2	—	—	2,035.2

Debt securities:
U.S. Government obligations	—	1,000.5	—	1,000.5
Municipal bonds	—	5,974.9	—	5,974.9
Foreign government obligations	—	1,062.8	—	1,062.8
U.S. corporate bonds	—	2,167.9	5.6	2,173.5
Foreign corporate bonds	—	1,777.3	—	1,777.3
Mortgage and asset-backed securities:
RMBS(2)	—	1,512.8	78.9	1,591.7
CMBS	—	782.1	76.4	858.5
Other asset-backed securities	—	596.9	5.0	601.9

Total debt securities	—	14,875.2	165.9	15,041.1
Short-term investments	—	949.3	—	949.3
Other invested assets (excluding equity method investments)(3)	—	—	289.1	289.1

Total investments (excluding equity method investments)	$2,035.2	$15,824.5	$455.0	$18,314.7

Senior Notes	$—	$1,908.8	$—	$1,908.8

	Level 1	Level 2	Level 3	Total
	(in millions)
As of December 31, 2012
Equity securities:
Common stock(1)	$1,424.0	$—	$—	$1,424.0
Preferred stock	—	—	—	—

Total equity securities	1,424.0	—	—	1,424.0

Debt securities:
U.S. Government obligations	—	522.9	—	522.9
Municipal bonds	—	6,304.1	—	6,304.1
Foreign government obligations	—	816.0	—	816.0
U.S. corporate bonds	—	3,485.3	30.4	3,515.7
Foreign corporate bonds	—	2,198.5	—	2,198.5
Mortgage and asset-backed securities:
RMBS(2)	—	1,602.9	59.6	1,662.5
CMBS	—	434.0	76.1	510.1
Other asset-backed securities	—	463.8	5.9	469.7

Total debt securities	—	15,827.5	172.0	15,999.5
Short-term investments	—	366.0	—	366.0
Other invested assets (excluding equity method investments)(3)	—	—	42.3	42.3

Total investments (excluding equity method investments)	$1,424.0	$16,193.5	$214.3	$17,831.8

Senior Notes	$—	$1,946.7	$—	$1,946.7

(1)	Of the $2,035.2 million and $1,424.0 million of fair value as of September 30, 2013 and December 31, 2012, respectively, $347.3 million and $542.2 million, respectively, related to certain energy sector businesses.
(2)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis.

European securities. The following table provides a breakdown of the fair value, net unrealized gains (losses) and the average rating of our debt securities from governments and companies in Europe as of September 30, 2013:

	Fair Value	Net Unrealized Gains (Losses)	Average Rating
	(in millions)
United Kingdom
Foreign government	$191.4	$(0.7)	AA / Aa
Foreign corporate-financial	142.1	4.4	A
Foreign corporate-non-financial	179.6	2.4	A
Asset-backed	92.9	6.3	A

Total United Kingdom	$606.0	$12.4

Netherlands
Foreign government	$18.7	$0.2	AAA / Aaa
Foreign corporate-financial	106.3	2.4	AA / Aa
Foreign corporate-non-financial	127.8	2.1	A
Asset-backed	3.5	0.1	A

Total Netherlands	$256.3	$4.8

France
Foreign government	$65.8	$2.1	AA / Aa
Foreign corporate-financial	63.4	2.3	A
Foreign corporate-non-financial	140.7	1.4	A
Asset-backed	0.9	—	AAA / Aaa

Total France	$270.8	$5.8

Germany
Foreign government	$149.2	$1.2	AAA / Aaa
Foreign corporate-financial	94.5	1.2	AA / Aa
Foreign corporate-non-financial	18.2	—	BBB / Baa
Asset-backed	0.8	—	AAA / Aaa

Total Germany	$262.7	$2.4

Spain
Foreign corporate-financial	$2.8	$0.1	BBB / Baa
Foreign corporate-non-financial	7.5	0.3	BBB / Baa

Total Spain	$10.3	$0.4

Italy
Foreign corporate-financial	$2.7	$—	BBB / Baa
Foreign corporate-non-financial	3.9	0.1	BBB / Baa

Total Italy	$6.6	$0.1

Ireland
Foreign corporate-financial	$4.4	$—	A
Foreign corporate-non-financial	8.0	$0.1	BBB / Baa

Total Ireland	$12.4	$0.1

Other*
Supranational	$90.1	$2.4	AA / Aa
Foreign government	11.5	(0.2)	BBB / Baa
Foreign corporate-financial	148.7	3.8	AA / Aa
Foreign corporate-non-financial	91.7	1.2	A
Asset-backed	0.7	—	AAA / Aaa

Total Other	$342.7	$7.2

*	Includes Belgium, the Czech Republic, Denmark, Finland, Luxembourg, Norway, Sweden and Switzerland.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of September 30, 2013, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	(in millions)
Texas	$40.5	$—	$—	$—	$27.8	$107.1	$104.0	$—	$279.4	$277.3	$556.7
New York	21.4	—	4.8	—	47.8	134.4	110.2	76.3	394.9	33.2	428.1
California	15.8	26.6	—	33.1	5.2	44.5	78.4	6.7	210.3	180.0	390.3
Massachusetts	17.1	24.2	3.7	—	30.2	58.6	7.8	5.9	147.5	128.7	276.2
North Carolina	18.3	28.6	6.0	4.2	—	0.6	24.1	21.1	102.9	129.0	231.9
Missouri	4.5	71.5	3.8	—	14.6	32.7	41.7	33.4	202.2	6.8	209.0
Arizona	1.7	25.8	—	—	39.1	5.6	124.6	—	196.8	—	196.8
Illinois	14.4	30.3	1.8	—	20.3	59.8	11.1	10.3	148.0	25.3	173.3
Ohio	42.3	5.0	3.4	2.5	—	—	68.1	—	121.3	30.5	151.8
Connecticut	4.7	—	—	—	54.8	7.4	—	—	66.9	84.4	151.3
All other states	169.2	21.8	91.1	204.8	130.6	373.5	271.6	117.2	1,379.8	601.8	1,981.6

Total	$349.9	$233.8	$114.6	$244.6	$370.4	$824.2	$841.6	$270.9	$3,250.0	$1,497.0	4,747.0

Total advance refunded / escrowed maturity bonds											1,227.9

Total municipal bonds											$5,974.9

Recent Accounting Standards

Recently Adopted

In February 2013, the Financial Accounting Standards Board, or the “FASB,” issued guidance on the amounts reclassified out of accumulated other comprehensive income. Other comprehensive income includes gains and losses that are initially excluded from net earnings for a given period, and later reclassified out of accumulated other comprehensive income into net earnings. This guidance requires companies to disclose information about reclassifications out of accumulated other comprehensive income in one place. This guidance is effective for interim and annual periods beginning after December 15, 2012. We adopted this guidance in the first quarter of 2013, and the implementation did not have an impact on our results of operations and financial condition. See Note 6(b) to the Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, of this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss from adverse changes in market prices and rates, such as interest rates, foreign currency exchange rates and commodity prices. The primary market risk related to our financial instruments is the risk of loss associated with adverse changes in interest rates. We also invest in equity securities which are subject to fluctuations in market value, and purchase debt securities with fixed maturities that expose us to risks related to adverse changes in interest rates. We hold our equity securities and debt securities as AFS. Any changes in the fair value in these securities, net of tax, would be recorded as a component of other comprehensive income. However, if a decline in fair value relative to cost is believed to be other than temporary, a loss is generally recorded on our statement of earnings. In addition, significant portions of our assets (principally investments) and liabilities (principally loss and LAE and unearned premiums) are exposed to changes in foreign currency exchange rates. The net change in the carrying value of assets and liabilities denominated in foreign currencies is recorded as a component of other comprehensive income.

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

Equity Securities. The table below summarizes our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of September 30, 2013 on the estimated fair value of our consolidated equity securities portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of September 30, 2013
(dollars in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$2,035.2	20% Increase	$2,442.2	3.9%
	20% Decrease	1,628.2	-3.9%

Debt Securities and Senior Notes. The primary market risk for our and our subsidiaries’ debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents sensitivity analyses as of September 30, 2013 of our (i) consolidated debt securities and (ii) senior notes, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical September 30, 2013 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

Interest Rate Shifts	-300	-200	-100	0	100	200	300
	(dollars in millions)
Assets:
Debt securities, fair value	$16,106.0	$15,949.6	$15,597.6	$15,041.1	$14,392.8	$13,759.6	$13,161.0
Estimated change in fair value	$1,064.9	$908.5	$556.5	$—	$(648.3)	$(1,281.5)	$(1,880.1)
Liabilities:
Senior Notes, fair value	$2,264.9	$2,125.8	$2,005.6	$1,908.8	$1,786.8	$1,695.0	$1,612.6
Estimated change in fair value	$356.1	$217.0	$96.8	$—	$(122.0)	$(213.8)	$(296.2)

Partnership Investments. In addition to debt securities and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for as AFS or using the equity method, and had a carrying value of $268.7 million as of September 30, 2013.

Foreign Currency Exchange Rate Risk. Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency, and conduct business in their local currency, as well as the currencies of the other countries in which they operate. Prior to the merger, we did not have any material assets or liabilities denominated in foreign currencies. The table below summarizes our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. dollar as of September 30, 2013 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of September 30, 2013
(dollars in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$118.6*	20% Increase	$142.3	0.2%
	20% Decrease	94.9	-0.2%

*	Denotes a net asset position as of September 30, 2013.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the three months ended September 30, 2013 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Our subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. We believe such provisions are adequate and do not believe that any pending litigation will have a material adverse effect on our consolidated results of operations, financial position or cash flows. See Note 12(a) to the Notes to Consolidated Financial Statements set forth in Part II, Item 8, of the 2012 10-K.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the 2012 10-K. Please refer to that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

There were no common stock repurchases for the three months ended September 30, 2013.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

101.1	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION
Registrant

Date: November 4, 2013	By:	/s/ John L. Sennott, Jr.
John L. Sennott, Jr.
Senior Vice President and chief financial officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

101.1	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (iv) Notes to Unaudited Consolidated Financial Statements.