Form 10-K
period 2013-12-31
ALLEGHANY CORP /DE
filed 2014-02-25
CIK 775368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes  ☐                             No  ☑

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $6,189,875,019 based on the closing sale price of the registrant’s common shares on the New York Stock Exchange on that date.

As of February 17, 2014, 16,709,699 shares of the registrant’s common stock, par value $1.00 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders of Alleghany Corporation to be held on April 25, 2014 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALLEGHANY CORPORATION

ALLEGHANY CORPORATION

References in this Annual Report on Form 10-K for the year ended December 31, 2013, or this “Form 10-K,” to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. In addition, unless the context otherwise requires, references to

•	“TransRe” are to our wholly-owned reinsurance holding company subsidiary Transatlantic Holdings, Inc. and its subsidiaries,

•	“AIHL” are to our wholly-owned insurance holding company subsidiary Alleghany Insurance Holdings LLC,

•	“RSUI” are to our wholly-owned subsidiary RSUI Group, Inc. and its subsidiaries,

•

“Capitol” are to our wholly-owned subsidiary Capitol Transamerica Corporation and its subsidiaries, and also include the operations and results of Platte River Insurance Company unless the context otherwise requires,

•	“PCC” are to our wholly-owned subsidiary Pacific Compensation Corporation and its subsidiaries,

•	“AIHL Re” are to our wholly-owned subsidiary AIHL Re LLC,

•	“Roundwood” are to our wholly-owned subsidiary Roundwood Asset Management LLC (formerly known as Alleghany Capital Partners LLC),

•	“ACC” are to our wholly-owned subsidiary Alleghany Capital Corporation,

•	“Alleghany Properties” are to our wholly-owned subsidiary Alleghany Properties Holdings LLC and its subsidiaries,

•	“Stranded Oil” are to our wholly-owned subsidiary Stranded Oil Resources Corporation,

•	“BKI” are to our majority-owned subsidiary Bourn & Koch, Inc., and

•	“Kentucky Trailer” are to our majority-controlled subsidiary R.C. Tway Company, LLC.

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

•	significant weather-related or other natural or man-made catastrophes and disasters;

•	the cyclical nature of the property and casualty reinsurance and insurance industries;

•	changes in market prices of our significant equity investments and changes in value of our debt securities portfolio;

•	adverse loss development for events insured by our reinsurance and insurance subsidiaries in either the current year or prior years;

•	the long-tail and potentially volatile nature of certain casualty lines of business written by our reinsurance and insurance subsidiaries;

•	the cost and availability of reinsurance;

•	the reliance by our reinsurance operating subsidiaries on a limited number of brokers;

•	increases in the levels of risk retention by our reinsurance and insurance subsidiaries;

•	exposure to terrorist acts and acts of war;

•	the willingness and ability of our reinsurance and insurance subsidiaries’ reinsurers to pay reinsurance recoverables owed to our reinsurance and insurance subsidiaries;

•	changes in the ratings assigned to our reinsurance and insurance subsidiaries;

•	claims development and the process of estimating reserves;

•	legal, political, judicial and regulatory changes, including the federal financial regulatory reform of the insurance industry by the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	the uncertain nature of damage theories and loss amounts;

•	the loss of key personnel of our reinsurance or insurance operating subsidiaries;

•	fluctuation in foreign currency exchange rates;

•	the failure to comply with the restrictive covenants contained in the agreements governing our indebtedness;

•	the ability to make payments on, or repay or refinance, our debt;

•	risks inherent in international operations; and

•	difficult and volatile conditions in the global market.

Additional risks and uncertainties include general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession; changes in costs; variations in political, economic or other factors; risks relating to conducting operations in a competitive environment; effects of acquisition and disposition activities, inflation rates, or recessionary or expansive trends; changes in interest rates; extended labor disruptions, civil unrest, or other external factors over which we have no control; and changes in our plans, strategies, objectives, expectations, or intentions, which may happen at any time at our discretion. As a consequence, current plans, anticipated actions, and future financial condition and results may differ from those expressed in any forward-looking statements made by us or on our behalf. See Part I, Item 1A, “Risk Factors” of this Form 10-K for a more detailed discussion of these risks and uncertainties.

PART I

Item 1. Business.

Overview

We are a Delaware corporation which owns and manages operating subsidiaries and investments, anchored by a core position in property and casualty reinsurance and insurance. We were incorporated in 1984 under the laws of the State of Delaware and in December 1986, we succeeded to the business of our parent company, Alleghany Corporation, which was incorporated in 1929. Prior to March 6, 2012, we were primarily engaged, through our wholly-owned subsidiary AIHL and its subsidiaries, in the property and casualty insurance business. AIHL’s insurance operations are principally conducted by its subsidiaries RSUI, Capitol and PCC. Capitol has been a subsidiary of AIHL since January 2002, RSUI has been a subsidiary of AIHL since July 2003, and PCC has been a subsidiary of AIHL since July 2007. AIHL Re has been an indirect, wholly-owned subsidiary of Alleghany since its formation in 2006. AIHL Re is a captive reinsurance company which provides reinsurance to our insurance operating subsidiaries and affiliates. On March 6, 2012, or the “TransRe Acquisition Date,” we consummated a merger transaction, or the “merger,” with TransRe. As a result of the merger, TransRe became one of our wholly-owned subsidiaries. Our reinsurance operations began upon consummation of the merger. See Note 2 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail on the merger. Our public equity investments, including those held by TransRe’s and AIHL’s operating subsidiaries, are managed primarily by our indirect, wholly-owned subsidiary, Roundwood.

Although our primary sources of revenues and earnings are our reinsurance and insurance operations and investments, we also conduct other activities. We manage, source, execute and monitor our private capital investments primarily through our wholly-owned subsidiary, ACC. Our private capital investments include: (i) Stranded Oil, an exploration and production company focused on enhanced oil recovery, headquartered in Austin, Texas; (ii) BKI, a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois; (iii) Kentucky Trailer, a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky; and (iv) an approximately 39 percent equity interest in ORX Exploration, Inc., or “ORX,” a regional oil and gas exploration and production company.

We also own and manage properties in the Sacramento, California region through our wholly-owned subsidiary Alleghany Properties.

We owned a minority stake in Homesite Group Incorporated, or “Homesite,” a national, full-service, mono-line provider of homeowners insurance, until its sale to American Family Insurance Company, a Wisconsin-based mutual insurance company, on December 31, 2013.

As of December 31, 2013, we had total assets of $23.4 billion and total stockholders’ equity attributable to Alleghany stockholders of $6.9 billion.

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

Segment Information

Our segments are reported in a manner consistent with the way management evaluates the businesses. As such, we classify our business into two reportable segments, reinsurance and insurance. Reinsurance and insurance underwriting activities are evaluated separately from investment and corporate activities. The primary components of “corporate activities” are Alleghany Properties, Stranded Oil, our investments in Homesite (prior to its sale on December 31, 2013) and ORX and other activities at the parent level. In addition, beginning April 26, 2012 and August 30, 2013, corporate activities includes the operating results of BKI and Kentucky Trailer, respectively. See below and Note 13 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for an analysis of our underwriting results by segment and corporate activities, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations.”

Reinsurance Segment

General. The reinsurance segment consists of property and casualty reinsurance operations conducted by TransRe’s reinsurance operating subsidiaries.

TransRe, through its principal wholly-owned subsidiaries, Transatlantic Reinsurance Company, or “TRC,” TransRe London Ltd., or “TRL,” and TransRe Zurich Ltd., or “TRZ,” offers reinsurance capacity to reinsurance and insurance companies for property and casualty products. These products are distributed through brokers and on a direct basis in both the domestic and foreign markets. TransRe is headquartered in New York, New York with six other locations in the U.S. and has operations worldwide, including: Africa, Australia, Bermuda, Canada, four locations in Asia, three locations in Central and South America, and seven locations in the United Kingdom and Europe. TRC is licensed, accredited or authorized or can serve as a reinsurer in all 50 states and the District of Columbia in the U.S. and in Puerto Rico and Guam. TRC is also licensed in Bermuda, Canada, Japan, the United Kingdom, the Dominican Republic, the Hong Kong Special Administrative Region of the People’s Republic of China, Germany, Australia and Singapore. In addition, TRL is licensed as a reinsurer in the United Kingdom and TRZ is licensed as a reinsurer in Switzerland. In December 2013, TRL, a subsidiary of TRC formed in the United Kingdom, received authorization to commence writing reinsurance and began binding reinsurance business with effective dates on or after January 1, 2014.

The reinsurance segment is reported by two major product lines, “property” and “casualty & other.”

•

Property. TransRe’s principal lines of business within property include fire, allied lines, auto physical damage and homeowners multiple peril lines (which include property catastrophe risks). In 2013, property reinsurance accounted for approximately 33 percent of TransRe’s gross premiums written.

•

Casualty & Other. TransRe’s principal lines of business within casualty & other include liability (including directors’ and officers’, or “D&O,” liability, errors and omissions liability and general liability), medical malpractice, ocean marine and aviation, auto liability (including non-standard risks), accident and health, surety, and credit. In 2013, casualty & other reinsurance accounted for approximately 67 percent of TransRe’s gross premiums written.

Reinsurance contracts are generally classified as treaty or facultative contracts. TransRe offers reinsurance capacity on both a treaty and facultative basis. Treaty reinsurance is a contractual arrangement that provides for the automatic reinsuring of all or a portion of a specified class of risk underwritten by the ceding company. Facultative reinsurance is the reinsurance of individual risks. Rather than agreeing to reinsure all or a portion of a class of risk, the reinsurer separately rates and underwrites each risk. Facultative reinsurance is normally purchased for risks not covered by treaty reinsurance or for individual risks covered by reinsurance treaties that are in need of capacity beyond that provided by such treaties.

A ceding company’s reinsurance program may involve pro rata and excess-of-loss reinsurance on both a treaty and facultative basis. TransRe provides pro rata and excess-of-loss reinsurance for most major lines of business. Under pro rata reinsurance (also referred to as proportional or quota share reinsurance), the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion, and such proportional sharing of losses may be subject to a predetermined limit. As pro rata business is a proportional sharing of premiums and losses between ceding company and reinsurer, generally the underwriting reinsurance results of such business more closely reflect the underwriting results of the business ceded than do the results of excess-of-loss business. In pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission, which is generally based on the ceding company’s cost of obtaining the business being reinsured such as brokers’ and agents’ commissions, local taxes and administrative expenses. Under excess-of-loss reinsurance (also referred to as non-proportional reinsurance), the reinsurer indemnifies the ceding company for all or a portion of the losses in excess of a predetermined amount, usually up to a predetermined limit. Premiums paid by the ceding company to the reinsurer for excess-of-loss coverage are generally not proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk. Often there is no ceding commission on excess-of-loss reinsurance and therefore the pricing mechanism used by reinsurers in those instances is a rate applicable to premiums of the individual policy or policies subject to the reinsurance agreement. Both pro rata and excess-of-loss reinsurance may provide for aggregate limits of indemnification.

As of December 31, 2013, the statutory surplus of TRC was $4.7 billion.

Distribution. TransRe provides property and casualty reinsurance capacity through brokers as well as directly to insurance and reinsurance companies in both the domestic and international markets. In 2013, approximately 80 percent of TransRe’s gross premiums written were written through brokers with the balance written directly. In 2013, companies controlled by Aon Corporation, Marsh & McLennan Companies, Inc. and Willis Group Holdings, plc, were TransRe’s largest brokerage sources of business, accounting for 27 percent, 22 percent and 11 percent, respectively, of gross premiums written. These three international brokers dominate the reinsurance brokerage industry. Due to the substantial percentages of premiums written through these brokers, the loss of business from any one of them could have a material adverse effect on TransRe’s business.

Underwriting. TransRe’s underwriting process emphasizes a team approach among TransRe’s underwriters, actuaries and claims staff, as appropriate. Treaties are reviewed for compliance with TransRe’s underwriting guidelines and objectives, and most treaties are evaluated in part based upon actuarial analyses conducted by TransRe. TransRe’s actuarial models used in such analyses are tailored in each case to the exposures and experience underlying the specific treaty and the loss experience for the risks covered. Property catastrophe exposed treaties are generally evaluated using industry standard models. These models are used as a guide for risk assessment and are continually updated. TransRe also frequently conducts underwriting and claims audits at the offices of a ceding company before and after entering into major treaties, because reinsurers, including TransRe, do not separately evaluate each of the individual risks assumed under their treaties and, consequently, are largely dependent on the original underwriting decisions made by the ceding company. Such dependence subjects TransRe, and reinsurers in general, to the possibility that the ceding companies have not adequately evaluated the risks to be reinsured and, therefore, that the premiums ceded in connection therewith may not adequately compensate the reinsurer for the risk assumed.

TransRe often seeks to lead treaty arrangements. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and takes the initiative in negotiating price, terms and conditions. TransRe believes that this strategy has enabled it to influence more effectively the terms and conditions of the treaties in which it has participated. When TransRe does not lead a treaty, it may still suggest changes to any aspect of the treaty. TransRe may decline any treaty business offered to it based upon its assessment of all relevant factors. Such factors include type and level of risk assumed; actuarial and underwriting judgment with respect to rate adequacy; various treaty terms; prior and anticipated loss experience (including exposure to natural and man-made catastrophes) on the treaty; prior business experience with the ceding company; overall financial position; operating results; ratings from credit rating agencies of the ceding company; and social, legal, regulatory, environmental and general economic conditions affecting the risks assumed or the ceding company.

Ratings. TRC, TRL and TRZ are rated A+ (Excellent) by Standard & Poor’s Ratings Services, or “S&P,” and A (Excellent) by A.M. Best Company, Inc., or “A.M. Best,” and TRC is rated A1 by Moody’s Investors Service Inc., or “Moody’s,” independent organizations that analyze the insurance industry and the financial positions of reinsurance and insurance subsidiaries. Additional information regarding ratings and the risks related to ratings from ratings agencies can be found on pages 45 and 46 of this Form 10-K.

Insurance Segment

The insurance segment consists of property and casualty insurance operations conducted by AIHL through its insurance operating subsidiaries RSUI, headquartered in Atlanta, Georgia; Capitol, headquartered in Middleton, Wisconsin; and PCC, headquartered in Agoura Hills, California. AIHL Re, our Vermont-domiciled captive reinsurance company, provides reinsurance to our insurance operating subsidiaries and affiliates. Unless we state otherwise, references to AIHL include the operations of RSUI, Capitol, PCC and AIHL Re.

In 2013, property insurance accounted for approximately 47 percent, and casualty insurance accounted for approximately 53 percent, of AIHL’s gross premiums written.

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

RSUI writes business on an approved, non-admitted basis primarily through Landmark, which, as a non-admitted company, is not subject to state form and rate regulations and thus has more flexibility in its rates and coverages for specialized or hard-to-place risks. This typically results in coverages that are more restrictive and expensive than coverages written by a standard insurance company. As of December 31, 2013, Landmark was approved to write business on a non-admitted basis in 49 states and is a domestic surplus lines company in Oklahoma.

Covington, a New Hampshire-domiciled insurer, was formed in September 2007 to, among other things, support non-admitted business written primarily by RSUI’s binding authority department, which writes small, specialized coverages pursuant to underwriting authority arrangements with managing general agents.

Pursuant to quota share arrangements effective, as of January 1, 2009, Landmark and Covington cede 90 percent of all their respective premiums and losses, gross of third party reinsurance, to RIC.

As of December 31, 2013, the statutory surplus of RIC was approximately $1.5 billion, the statutory surplus of Landmark was $208.1 million, and the statutory surplus of Covington was $47.0 million.

Distribution. As of December 31, 2013, RSUI conducted its insurance business through approximately 128 independent wholesale insurance brokers located throughout the U.S. and 28 managing general agents. RSUI’s wholesale brokers are appointed on an individual basis based on management’s appraisal of expertise, premium production potential, loss history with other insurance companies that they represent, and the size and experience of the agency, and only specific locations of a wholesale broker’s operations may be appointed to distribute RSUI’s products. Producer agreements which stipulate premium collection, payment terms and commission arrangements are in place with each wholesale broker. No wholesale broker holds underwriting, claims or reinsurance authority. RSUI has entered into underwriting authority arrangements with 28 managing general agents for small, specialized coverages. RSUI’s top five producing wholesale brokers accounted for approximately 66 percent of gross premiums written by RSUI in 2013. RSUI’s top two producing wholesale brokers, CRC Insurance Services, Inc. and AmWINS Group, Inc. accounted for, in the aggregate, approximately 32 percent of AIHL’s gross premiums written in 2013.

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

Ratings. RIC is rated A (Excellent) by A.M. Best. Landmark and Covington are rated A (Excellent) on a reinsured basis by A.M. Best.

Capitol

General. Capitol, primarily through its wholly-owned subsidiaries Capitol Indemnity Corporation, or “Capitol Indemnity,” and Capitol Specialty Insurance Corporation, or “CSIC,” operates in the 50 states and the District of Columbia. Capitol also includes the operations and results of Platte River Insurance Company, or “Platte River.”

Capitol Indemnity conducts its property and casualty insurance business on an admitted basis throughout the country, with a geographic concentration in the Midwestern and Plains states. Capitol Indemnity also writes surety products such as commercial surety bonds and contract surety bonds on a national basis. Commercial surety bonds include all surety bonds other than contract surety bonds and cover obligations typically required by law or regulation, such as licenses and permits. Capitol Indemnity offers contract surety bonds in the non-construction segment of the market which secure performance under supply, service and maintenance contracts. Capitol Indemnity also offers bonds in the construction segment of the market which secure performance and payment obligations under federal, state, local and private construction contracts.

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

Effective January 1, 2014, Capitol was recapitalized pursuant to a series of transactions which included the exchange by AIHL of its common stock in Capitol for Series A Convertible Preferred Stock carrying a 7% preference, or the “Preferred Stock,” and the subsequent sale by AIHL to TransRe of 24.9% of the Preferred Stock for a cash purchase price based on December 31, 2013 book value determined in accordance with accounting principles generally accepted in the U.S., or “GAAP.” At the same time, Capitol reserved shares of restricted common stock, or the “Restricted Stock,” which are subordinate to the Preferred Stock, for issuance to the management of Capitol pursuant to a restricted stock plan. To the extent all preferences on the Preferred Stock are satisfied, and all shares of Restricted Stock are vested and issued, the Restricted Stock will represent 20% of the capital stock of Capitol on a fully diluted basis.

As of December 31, 2013, the statutory surplus of Capitol Indemnity was $172.9 million, including the statutory surplus of CSIC of $52.9 million. As of December 31, 2013, the statutory surplus of Platte River was $41.3 million.

Distribution. Capitol conducts its insurance business through independent and general insurance agents located throughout the U.S. As of December 31, 2013, Capitol had approximately 287 independent agents and 82 general agents licensed to write property and casualty and surety coverages, approximately 91 agents specializing in professional liability coverages and approximately 310 independent agents licensed only to write surety coverages. The general agents write very little surety business and have full quoting and binding authority within the parameters of their agency contracts with respect to the property and casualty business that they write. Certain independent agents have binding authority for specific business owner policy products, including property and liability coverages and non-contract surety products. No agent of Capitol had writings in excess of 7.5 percent of Capitol’s gross premiums written in 2013.

Underwriting. Elements of Capitol’s underwriting process include prudent risk selection, appropriate pricing and coverage customization. All accounts are reviewed on an individual basis to determine underwriting acceptability. Capitol is a subscriber to the Insurance Service Organization, or “ISO,” and the Surety and Fidelity Association of America, or “SFAA,” insurance reference resources recognized by the insurance industry. Capitol’s underwriting procedures, rates and contractual coverage obligations are based on procedures and data developed by the ISO for property and casualty lines and by the SFAA for surety lines. Underwriting acceptability is determined by type of business, claims experience, length of time in business and business experience, age and condition of premises occupied and financial stability. Information is obtained from, among other sources, agent applications, financial reports and on-site loss control surveys. If an account does not meet pre-determined acceptability parameters, coverage is declined. If an in-force policy becomes unprofitable due to extraordinary claims activity or inadequate premium levels, a non-renewal notice is issued in accordance with individual state statutes and rules.

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

As part of a strategic repositioning effort, effective April 12, 2010, PCC changed its name from Employers Direct Corporation and changed the name of its wholly-owned insurance subsidiary from Employers Direct Insurance Company to PCIC and took steps to emerge as a writer, through PCIC, of workers’ compensation insurance distributed through independent insurance brokers. PCC began writing a modest amount of new business through brokers during 2011. This business increased in 2012 and 2013 as market conditions improved.

PCIC is currently licensed in California and six additional states. As of December 31, 2013, the statutory surplus of PCIC was $99.3 million.

Rating. PCIC is rated A- (Excellent) by A.M. Best.

Reserves

Each of our reinsurance and insurance subsidiaries establishes reserves on its balance sheet for unpaid loss and loss adjustment expense, or “LAE,” related to its property and casualty reinsurance and insurance contracts. The reserves for loss and LAE represent management’s best estimate of the ultimate cost of all reported and unreported losses incurred through the balance sheet date. The process of estimating these reserves is inherently difficult and involves a considerable degree of judgment, especially in view of changing legal and economic environments that impact the development of loss reserves. Therefore, quantitative techniques have to be supplemented by subjective considerations and managerial judgment. In addition, conditions and trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”

Changes in Historical Net Loss and LAE Reserves

The following table shows changes in historical net loss and LAE reserves for our reinsurance and insurance subsidiaries for each year since 2003.

The first line of the upper portion of the table shows the net reserves as of December 31 of each of the indicated years, representing the estimated amounts of net outstanding loss and LAE for claims arising during that year and in all prior years that are unpaid, including losses that have been incurred but not yet reported, or “IBNR,” to our reinsurance and insurance subsidiaries. The upper (paid) portion of the table shows the cumulative net amounts paid as of December 31 of successive years with respect to the net reserve liability for each year.

The lower portion of the table shows the re-estimated amount of the previously recorded net reserves for each year based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about claims for individual years. In evaluating the information in the table, it should be noted that a reserve amount reported in any period includes the effect of any subsequent change in such reserve amount. For example, if a loss was first reserved in 2004 at $100,000 and was determined in 2013 to be $150,000, the $50,000 deficiency would be included in the Cumulative (Deficiency) Redundancy row shown below for each of the years 2004 through 2012.

Conditions and trends that have affected development of the ultimate liability in the past may not be indicative of future developments. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

Changes in Historical Net Reserves for Loss and LAE

	Year Ended December 31,
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
	( in millions)
Net liability estimated as of end of year	$276.0	$639.0	$952.9	$1,127.5	$1,412.9	$1,570.3	$1,573.3	$1,481.3	$1,481.2	$10,933.9	$10,650.4
Cumulative amount of net liability paid as of:
One year later	72.6	239.4	172.7	243.3	296.1	355.6	388.7	345.7	369.5	2,251.4
Two years later	116.8	310.8	356.1	421.7	515.0	659.5	642.2	616.4	623.9
Three years later	149.6	365.2	493.2	529.6	708.5	848.9	841.9	797.1
Four years later	173.7	413.6	572.2	648.6	820.6	990.1	976.2
Five years later	191.7	446.9	664.7	697.9	909.2	1,070.2
Six years later	208.0	465.4	703.0	732.3	963.7
Seven years later	220.0	475.0	725.8	766.2
Eight years later	224.1	486.5	748.3
Nine years later	229.8	492.0
Ten years later	232.7
Net liability re-estimated as of:
One year later	268.7	631.8	943.2	1,115.4	1,370.0	1,552.4	1,539.6	1,455.5	1,468.9	10,730.9	—
Two years later	264.6	620.1	941.2	1,047.9	1,341.9	1,526.5	1,506.7	1,457.2	1,498.5
Three years later	268.1	593.3	899.7	1,012.5	1,306.7	1,486.0	1,497.8	1,482.5
Four years later	263.8	584.1	873.0	976.7	1,263.2	1,465.4	1,502.7
Five years later	262.0	566.7	858.8	933.0	1,241.9	1,462.2
Six years later	256.1	554.0	832.7	919.2	1,240.3
Seven years later	252.8	537.6	826.7	919.7
Eight years later	250.1	539.5	835.8
Nine years later	254.2	540.8
Ten years later	254.7
Cumulative (deficiency) redundancy	$21.3	$98.2	$117.1	$207.8	$172.6	$108.1	$70.6	$(1.2)	$(17.3)	$203.0	$—

Gross liability-end of year	$438.0	$1,246.4	$2,571.9	$2,228.9	$2,379.7	$2,578.6	$2,521.0	$2,328.7	$2,313.0	$12,239.8	$11,952.5
Less: reinsurance recoverable	162.0	607.4	1,619.0	1,101.4	966.8	1,008.3	947.7	847.4	831.8	1,305.9	1,302.1

Net liability-end of year	$276.0	$639.0	$952.9	$1,127.5	$1,412.9	$1,570.3	$1,573.3	$1,481.3	$1,481.2	$10,933.9	$10,650.4

Gross re-estimated liability-latest	$493.8	$1,127.0	$2,338.0	$1,847.3	$2,033.1	$2,348.1	$2,345.6	$2,283.6	$2,335.4	$12,121.7	$11,952.5
Re-estimated recoverable-latest	239.1	586.2	1,502.2	927.6	792.8	885.9	842.9	801.1	836.9	1,390.8	1,302.1

Net re-estimated liability latest	$254.7	$540.8	$835.8	$919.7	$1,240.3	$1,462.2	$1,502.7	$1,482.5	$1,498.5	$10,730.9	$10,650.4

Gross cumulative (deficiency) redundancy	$(55.8)	$119.4	$233.9	$381.6	$346.6	$230.5	$175.4	$45.1	$(22.4)	$118.1	$—

The net cumulative redundancies since 2003 primarily reflect favorable casualty reserve development at RSUI for the 2003 through 2010 accident years, and favorable prior accident year catastrophe-related development in 2013 at TransRe, partially offset by unfavorable prior accident year catastrophe-related development at RSUI in 2006 and 2007, unfavorable reserve development at PCC in each year from 2008 through 2013, and net unfavorable reserve development at Capitol in each year from 2011 through 2013 related primarily to a discontinued line of business. Prior accident year reserve development is discussed on pages 76 and 77 of this Form 10-K.

The reconciliation between the aggregate net loss and LAE reserves of our reinsurance and insurance subsidiaries reported in the annual statements filed with state insurance departments prepared in accordance with statutory accounting principles, or “SAP,” and those reported in our consolidated financial statements prepared in accordance with GAAP for the last three years is shown below:

Reconciliation of Reserves for Loss and LAE from SAP Basis to GAAP Basis

	2013	2012	2011
	(in millions)
Stautory reserves	$10,206.3	$10,475.2	$1,481.8
Net reserves of non-U.S. subsidiaries(1)	444.1	459.1	—
Reinsurance recoverables(2)	1,302.1	1,305.9	831.8
Purchase accounting adjustment	—	(0.4)	(0.6)

GAAP reserves	$11,952.5	$12,239.8	$2,313.0

(1)	TransRe’s non-U.S. subsidiaries do not file annual statements with state insurance departments in the U.S.

(2)	Reinsurance recoverables in this table include only unpaid ceded loss and LAE reserves. Amounts reflected under the caption “Reinsurance recoverables” on our consolidated balance sheets set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K also include paid loss recoverables.

The reconciliation of beginning and ending aggregate reserves for unpaid loss and LAE of our reinsurance and insurance subsidiaries for the last three years is shown below:

Reconciliation of Reserves for Loss and LAE

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Reserves as of January 1	$12,239.8	$2,313.0	$2,328.7
Less: reinsurance recoverables(1)	1,305.9	831.8	847.4

Net reserves	10,933.9	1,481.2	1,481.3

Reserves acquired(2)	—	9,156.1	—

Incurred loss, net of reinsurance, related to:
Current year(3)	2,682.3	2,642.6	455.8
Prior years	(203.0)	(12.3)	(25.8)

Total incurred loss and LAE, net of reinsurance	2,479.3	2,630.3	430.0

Paid loss, net of reinsurance, related to:
Current year(3)	518.5	1,950.5	84.4
Prior years	2,236.8	369.5	345.7

Total paid loss and LAE, net of reinsurance	2,755.3	2,320.0	430.1

Foreign exchange effect	(7.5)	(13.7)	—

Reserves, net of reinsurance recoverables, as of December 31	10,650.4	10,933.9	1,481.2
Reinsurance recoverables as of December 31(1)	1,302.1	1,305.9	831.8

Reserves, gross of reinsurance recoverables, as of December 31	$11,952.5	$12,239.8	$2,313.0

(1)	Reinsurance recoverables in this table include only unpaid ceded loss and LAE reserves. Amounts reflected under the caption “Reinsurance recoverables” on our consolidated balance sheets set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K also include paid loss recoverables.

(2)	Represents the carrying value of TransRe’s net reserves acquired in the merger. As of the TransRe Acquisition Date, gross loss and LAE reserves were $9,627.8 million and ceded loss and LAE reserves were $471.7 million.

(3)	2012 includes amounts for TransRe from the TransRe Acquisition Date through December 31, 2012, including $87.8 million of favorable development from prior accident years on loss and LAE reserves acquired.

Asbestos and Environmental Impairment Reserves

Our reinsurance and insurance subsidiaries reserves for loss and LAE include amounts for risks relating to asbestos-related illness and environmental impairment. The reserves carried for such claims, including the IBNR portion, are based upon known facts and current legal environment at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for asbestos-related illness and environmental impairment losses, particularly for those occurring in 1985 and prior, which represent the majority of TransRe’s asbestos-related illness and environmental impairment reserves. This uncertainty is due to inconsistent and changing court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other reasons. Further, possible future changes in statutes, laws, regulations, theories of liability and other factors could have a material effect on these liabilities and, accordingly, future earnings. Although we are unable at this time to determine whether additional reserves, which could have a material adverse effect upon our results of operations, may be necessary in the future, we believe that our asbestos-related illness and environmental impairment reserves are adequate as of December 31, 2013.

As of December 31, 2013 and 2012, gross and net loss and LAE reserves for risks relating to asbestos-related illness and environmental impairment were as follows:

	December 31, 2013		December 31, 2012
	Gross	Net	Gross	Net
	(in millions)
TransRe	$583.8	$431.9	$512.4	$394.5
Capitol	10.4	10.3	13.5	13.5

Total	$594.2	$442.2	$525.9	$408.0

As of December 31, 2013 and December 31, 2012, the reserves for asbestos liabilities were approximately 11 times the average paid claims for the prior three year period, and the reserves for environmental impairment liabilities were approximately 9 times the average paid claims for the prior three year period.

The reconciliation of the beginning and ending gross reserves for unpaid loss and LAE related to asbestos and environmental impairment claims of our reinsurance and insurance subsidiaries for the years 2011 through 2013 is shown below:

Reconciliation of Asbestos-Related Illness Claims Reserves for Loss and LAE

	Year Ending December 31,
	2013	2012	2011
	(in millions)
Reserves as of January 1	$371.3	$11.0	$11.3
Reserves acquired(1)	—	340.0	—
Loss and LAE incurred	78.9	40.8	—
Paid losses(2)	(25.0)	(20.5)	(0.3)

Reserves as of December 31	$425.2	$371.3	$11.0

Type of reserves
Case	$172.8	$148.6	$1.6
IBNR	252.4	222.7	9.4

Total	$425.2	$371.3	$11.0

(1)	Represents the carrying value of TransRe’s reserves acquired in the merger.

(2)	Paid losses include commutations and legal settlements as well as regular paid losses.

Reconciliation of Environmental Impairment Claims Reserves for Loss and LAE

	Year Ending December 31,
	2013	2012	2011
	(in millions)
Reserves as of January 1	$154.6	$2.7	$2.8
Reserves acquired(1)	—	150.1	—
Loss and LAE incurred	26.9	15.4	—
Paid losses(2)	(12.5)	(13.6)	(0.1)

Reserves as of December 31	$169.0	$154.6	$2.7

Type of reserves
Case	$43.3	$37.0	$0.4
IBNR	125.7	117.6	2.3

Total	$169.0	$154.6	$2.7

(1)	Represents the carrying value of TransRe’s reserves acquired in the merger.

(2)	Paid losses include commutations and legal settlements as well as regular paid losses.

Catastrophe Risk Management

The business of our reinsurance and insurance subsidiaries exposes them to losses from various catastrophe events. In a catastrophe event, losses from many insureds across multiple lines of business may result directly or indirectly from such single occurrence. The extent of losses caused by catastrophes is a function of the amount and type of insured exposure in the area affected by the event, as well as the severity of the event, potentially mitigated by any reinsurance coverage purchased by our reinsurance and insurance subsidiaries. Our reinsurance and insurance subsidiaries take certain measures to mitigate the impact of catastrophe events through various means including considering catastrophe risks in their underwriting and pricing decisions, purchasing reinsurance, monitoring and modeling accumulated exposures and managing exposure in key geographic zones and product lines that are prone to catastrophe events.

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

We evaluate catastrophic events and assess the probability of occurrence and magnitude through the use of industry recognized models and other techniques. In addition, our reinsurance and insurance subsidiaries use modeled loss scenarios to set risk retention levels and help structure their reinsurance programs in an effort to ensure that the aggregate amount of catastrophe exposures conform to established risk tolerances and fit within the existing exposure portfolio. We supplement these models by judgmentally interpreting and adjusting when appropriate the modeled output and by monitoring the exposure risks of our operations. There is no single standard methodology to project possible losses from catastrophe exposures. Further, there are no industry standard assumptions used in projecting these losses, and the form and quality of the data obtained, including data obtained from insureds and ceding companies, and used in these models are not uniformly compatible with the data requirements of all models. Therefore, the use of different methodologies and assumptions could materially change the projected losses. Finally, these modeled losses may not be comparable with estimates made by other companies. Our reinsurance and insurance subsidiaries also use reinsurance to further limit their exposure to catastrophes, as is discussed in more detail under “Reinsurance Protection” below. Additional information regarding the risks faced by our reinsurance and insurance subsidiaries with respect to managing their catastrophe exposure risk can be found on pages 91 and 92 of this Form 10-K.

Reinsurance Protection

Our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines, improve risk-adjusted portfolio returns, and enable them to increase gross premium writings and risk capacity without requiring additional capital. Although our reinsurance and insurance subsidiaries purchase reinsurance from highly-rated third party reinsurers, if the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, our reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. As such, funds, trust agreements and letters of credit are held to collateralize a portion of our reinsurance recoverables and our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite or assume with multiple reinsurance programs.

To a limited extent, TransRe enters into retrocession arrangements, including property catastrophe retrocession arrangements, in order to reduce the effect of individual or aggregate exposure to losses, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns and increase gross premium writings and risk capacity without requiring additional capital.

RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk, and catastrophe excess-of-loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms, and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus will expire on April 30, 2014.

On May 1, 2013, RSUI placed its catastrophe reinsurance program for the 2013-2014 period. The catastrophe reinsurance program provides coverage in three layers for $500.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 60.0 percent co-participation by RSUI, in excess of the $100.0 million net retention, the second layer provides coverage for $300.0 million of losses, before a 5.0 percent co-participation by RSUI, in excess of $200.0 million and the third layer provides coverage for $100.0 million of losses in excess of $500.0 million, with no co-participation by RSUI. In addition, RSUI’s property per risk reinsurance program for the 2013-2014 period provides RSUI with coverage for $90.0 million of losses, before a 10.0 percent co-participation by RSUI, in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance. With respect to potential losses at RSUI arising from acts of terrorism, the Terrorism Risk Insurance Act of 2002, as extended and amended by the Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Program Reauthorization Act of 2007, which we collectively refer to as the “Terrorism Act,” established a program to provide federal assistance to the insurance industry in order to meet the needs of commercial insurance policyholders for coverages against losses due to certain acts of terrorism. The Terrorism Act is administered by the U.S. Secretary of the Treasury and is effective through December 31, 2014, at which time it will automatically expire unless reauthorized by the U.S. Congress. Three bills to extend the Terrorism Act have been introduced in the U.S. House of Representatives and are currently pending. Two of the three bills would extend the Terrorism Act in its current form for periods of five years and ten years, respectively. The third bill would extend the Terrorism Act for a period of ten years and would move responsibility for some aspects of the administration of the terrorism risk insurance program from the U.S. Secretary of the Treasury to the U.S. Secretary of Homeland Security. At this time we cannot predict whether or not legislation to extend the Terrorism Act will ultimately be enacted. We will continue to monitor the progress of the three pending bills and of any other legislation to extend the Terrorism Act that may be introduced in the U.S. House of Representatives or the U.S. Senate, and to assess the impact that enactment of such legislation to extend the Terrorism Act, or failure to enact such legislation, may have on our reinsurance and insurance operating subsidiaries.

The Terrorism Act applies to foreign or domestic acts of terrorism occurring within the U.S. (including in the U.S. territorial sea and the Outer Continental Shelf), at U.S. missions abroad, or on U.S. flag vessels or aircraft. In return for requiring insurers writing certain lines of property and casualty insurance to offer coverage to commercial insurance policyholders against specified acts of terrorism, the law requires the U.S. Federal government to reimburse such insurers for 85 percent of insured losses during a program year resulting from such acts of terrorism above a statutorily-defined deductible. AIHL’s deductible under the Terrorism Act in 2014 will be 20 percent of its direct premiums earned in eligible lines in 2013, or $266.7 million. In addition, federal reimbursement will only be paid under the Terrorism Act if the aggregate industry insured losses resulting from the covered act of terrorism exceed $100.0 million for insured losses occurring in 2014, but no payment will be made for any portion of aggregate industry insured losses that exceeds $100.0 billion in 2014.

The coverage provided by the Terrorism Act does not apply to reinsurers. In general, TransRe does not provide coverage for certified acts of terrorism, as defined by the Terrorism Act, but it is exposed to potential losses from uncertified acts of terrorism in the U.S. or elsewhere. In addition, TransRe offers terrorism-specific treaty coverages to ceding companies on a limited basis. With respect to other lines of business, TransRe assumes terrorism risk in marine, aviation and other casualty treaties after careful underwriting consideration and, in many cases, with limitations. Potential losses from acts of terrorism could be material depending on the nature and location of the act.

Approximately 3.3 percent of all policies and approximately 14.3 percent of property policies written by RSUI in 2013 contained coverage for domestic and foreign acts of terrorism. RSUI uses various underwriting strategies to mitigate its exposure to terrorism losses. In addition, its casualty reinsurance programs provide coverage for domestic and foreign acts of terrorism. The cost of property reinsurance for acts of terrorism has increased significantly in recent years and capacity is limited. RSUI’s property reinsurance programs provide coverage only for domestic acts of terrorism; as a result, RSUI remains liable for losses under property policies that provide coverage for foreign acts of terrorism, subject to Terrorism Act reimbursement.

We have established a Reinsurance Security Committee, which includes certain of our officers and the chief financial officers of each of our reinsurance and insurance subsidiaries, who meet to track, analyze and manage the use of reinsurance by our reinsurance and insurance subsidiaries. The Reinsurance Security Committee considers and oversees the limits on the maximum amount of unsecured reinsurance recoverables that should be outstanding from any particular reinsurer, the lines of business that should be ceded to a particular reinsurer and, where applicable, the types of collateral that should be posted by reinsurers.

As of December 31, 2013, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,302.1 million of outstanding loss and LAE reserves and $61.6 million of recoverables on paid losses. The reinsurance purchased by our reinsurance and insurance subsidiaries does not relieve them from their obligations to their policyholders and cedants, and therefore, the financial strength of their reinsurers is important. Approximately 94.8 percent of our reinsurance recoverables balance as of December 31, 2013 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. Our reinsurance and insurance subsidiaries had no allowance for uncollectible reinsurance as of December 31, 2013. Information related to concentration of reinsurance recoverables can be found in Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reinsurance” of this Form 10-K and Note 5(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. Information regarding the risks faced by our reinsurance and insurance subsidiaries with respect to their use of reinsurance can be found on pages 44 and 45 of this Form 10-K.

Competition

The reinsurance and insurance industry is highly competitive. Competition in the businesses of our reinsurance and insurance subsidiaries is based on many factors, including the perceived financial strength of the company, premium charges, other terms and conditions offered, services provided, commissions paid to producers, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience in the lines to be written.

Our operating subsidiaries that comprise the reinsurance and insurance segments compete with a large number of major U.S. and non-U.S. reinsurers and insurers in their selected lines of business, including regional companies, mutual companies, specialty insurance companies, underwriting agencies, government-owned or subsidized facilities, European underwriting syndicates and diversified financial services companies. In our reinsurance segment, TransRe’s property and casualty businesses compete on a worldwide basis. In our insurance segment, RSUI’s property and casualty businesses and Capitol’s admitted property and casualty businesses, and surety and non-admitted specialty businesses compete on a national basis, and PCC’s workers’ compensation insurance business competes primarily in California. Some of these competitors have significantly more premiums, capital and resources than our reinsurance and insurance subsidiaries.

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

A discussion of the risks faced by our reinsurance and insurance subsidiaries due to competition within, and the cyclicality of, the reinsurance and insurance business can be found on pages 43 and 44 of this Form 10-K.

Employees

As of December 31, 2013, we employed a total of 1,985 persons, with 15 persons employed at the parent company, 644 persons employed at TransRe, 809 persons employed at our insurance operating subsidiaries and 517 persons employed at our other subsidiaries.

Regulation

General

Our reinsurance and insurance subsidiaries are subject to extensive supervision and regulation in the jurisdictions in which they operate and are required to comply with a wide range of laws and regulations applicable to insurance and reinsurance companies, although the degree and type of regulation varies from jurisdiction to jurisdiction. We expect the scope and extent of regulation globally, as well as regulatory oversight generally, to continue to increase.

U.S. Regulation. Our reinsurance and insurance subsidiaries are regulated in all U.S. jurisdictions in which they conduct business. The extent of this regulation varies, but state insurance laws and regulations generally govern the licensing and financial condition of reinsurers and insurers, including standards of solvency, types and concentrations of permissible investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy. In addition, state insurance laws and regulations govern the business conduct of insurers, including marketing and sales practices and claims handling, and require the approval of policy forms, related materials and the rates for certain lines of insurance.

Through the “credit for reinsurance” mechanism, our reinsurance companies are indirectly subject to the effects of regulatory requirements imposed by the states in which their ceding insurers are licensed. In general, an insurer that obtains reinsurance from a reinsurer that is licensed, accredited or authorized by the state in which the insurer files statutory financial statements or from a non-U.S. reinsurer domiciled in a country recognized as a “qualified jurisdiction” (based upon an assessment of the strength of such jurisdiction’s supervisory structure) that is designated by the state as a “certified reinsurer,” is permitted to take a credit on its statutory financial statements in an aggregate amount equal to all or a portion of the reinsurance recoverable on paid losses and the liabilities for unearned premiums and loss and LAE reserves ceded to the reinsurer, subject to certain limitations. Certain states impose additional requirements that make it difficult to become so authorized or certified, and certain states do not allow credit for reinsurance ceded to reinsurers that are not licensed or accredited in that state without additional provision for security to take a credit on its statutory financial statements in an aggregate amount equal to all or a portion of the reinsurance recoverable on paid losses and the liabilities for unearned premiums and loss and LAE reserves ceded to the reinsurer, subject to certain limitations. Certain states impose additional requirements that make it difficult to become so authorized or certified, and certain states do not allow credit for reinsurance ceded to reinsurers that are not licensed or accredited in that state without additional provision for security.

Insurance Holding Company Regulation. As an insurance holding company, we and our reinsurance and insurance subsidiaries are subject to regulation under the insurance holding company laws enacted in those states where our reinsurance and insurance subsidiaries are domiciled or where they conduct business. These laws generally require an insurance holding company and its reinsurer and insurer subsidiaries to register with their respective insurance regulators and to file with those regulators certain reports, including information concerning their capital structure, ownership, financial condition, certain intercompany transactions, including dividends and distributions, and general business operations. The insurance holding company laws of some states, including with respect to the payment of dividends and distributions, may be more restrictive than the insurance holding company laws of other states.

Under the insurance holding company laws and regulations, our reinsurance and insurance subsidiaries may not pay an “extraordinary” dividend or distribution, or pay a dividend except out of earned surplus, without the approval of state insurance regulators. In general, an “extraordinary” dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater (or, in some jurisdictions, the lesser) of (i) 10 percent of the insurer’s statutory surplus as of the immediately prior year end, and (ii) the statutory net income during the prior calendar year.

In addition, insurance holding company laws and regulations to which we and our reinsurance and insurance subsidiaries are subject generally require prior notification and approval or non-disapproval by the applicable insurance regulators of certain other significant transactions, including sales, loans, reinsurance agreements and service agreements between an insurer subsidiary, on the one hand, and its holding company or other subsidiaries of the holding company, on the other hand.

The insurance holding company laws and regulations of the states in which our reinsurance and insurance subsidiaries are domiciled also generally require that, before a person can acquire direct or indirect control of a reinsurer or an insurer domiciled in the state, prior written approval must be obtained from the insurer’s domiciliary state insurance regulator. The state insurance regulators are required to consider various factors, including the financial strength of the acquirer, the integrity and management experience of the acquirer’s board of directors and executive officers, and the acquirer’s plans for the future operations of the reinsurer or insurer. Pursuant to applicable laws and regulations, “control” over a reinsurer or an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing, 10 percent or more of the voting securities of that reinsurer or insurer. Indirect ownership includes ownership of the shares of Alleghany’s common stock.

The acquisition of control laws described above may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of control of us, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

NAIC Solvency Modernization Initiative. During the past few years, the National Association of Insurance Commissioners, or the “NAIC,” has engaged in a Solvency Modernization Initiative focused on updating the U.S. insurance regulatory framework regarding solvency issues, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. As part of this initiative, in December 2010, the NAIC adopted amendments to the Model Insurance Holding Company System Regulatory Act and Regulation, or the “Amended Model Act and Regulation.” The Amended Model Act and Regulation introduces, among other things, the concept of “enterprise” risk within an insurance holding company system. The Amended Model Act and Regulation imposes more extensive informational requirements on the ultimate controlling person of the reinsurer or insurer with the purpose of protecting such reinsurer or insurer from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person of the reinsurer or insurer that identifies the material risks within the insurance holding company system that could pose enterprise risk to the reinsurer or insurer. The Amended Model Act and Regulation must be adopted by the individual states, and specifically the states in which our reinsurance and insurance subsidiaries are domiciled, for the new requirements to apply. It is not clear when all U.S. states will adopt these changes; however, the Amended Model Act and Regulation must be adopted by an individual state in order for the new requirements to apply to reinsurers and insurers domiciled in that state. As of December 31, 2013, 24 states had adopted such legislation, including most of the states where our reinsurance and insurance subsidiaries are domiciled. Because the NAIC has identified certain provisions of the Amended Model Act and Regulation which will be required to be adopted by the states in order for them to maintain NAIC accreditation, it is expected that the Amended Model Act and Regulation will be adopted in full or substantial part by all or most of the states by January 1, 2016. Also as part of the Solvency Modernization Initiative, in September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Model Act, or the “ORSA Model Act.” The ORSA Model Act requires reinsurers and insurers that exceed specified premium thresholds to maintain a framework for managing the risks associated with their entire holding company group, including non-insurance companies. In addition, at least annually, the reinsurer or insurer must prepare a summary report, or the “ORSA Report,” regarding its internal assessment of risk management and capital adequacy for the entire holding company group. The ORSA Report will be filed, on a confidential basis, with the insurance holding company group’s lead regulator and made available to other domiciliary regulators within the holding company group. As of December 31, 2013, the ORSA Model Act has been adopted in seven states, including some of the states where our reinsurance and insurance subsidiaries are domiciled, and legislation was pending or under consideration in several other states. Because the NAIC is seeking to require that the provisions of the ORSA Model Act be adopted by the states in order for them to maintain their NAIC accreditation, the ORSA Model Act is expected to be adopted in full or substantial part by all or most of the states over the next several years.

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

Periodic Financial Reporting and Risk-Based Capital. Reinsurance and insurance companies in the U.S. are required to report their financial condition and results of operations in accordance with SAP prescribed or permitted by state insurance regulators in conjunction with the NAIC. State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of reinsurers and insurers, set minimum reserve and loss ratio requirements, establish standards for permissible types and amounts of investments and require minimum capital and surplus levels. These statutory capital and surplus requirements include risk-based capital, or “RBC,” rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in a reinsurance or an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared with its total adjusted capital to determine whether the company may be undercapitalized, and whether regulatory intervention is warranted. As of December 31, 2013, the total adjusted capital of our U.S. domiciled reinsurance and insurance companies exceeded the minimum levels required under RBC rules, and each had excess capacity to write additional premiums in relation to these requirements. Specifically, as of December 31, 2013, the amount of statutory capital and surplus necessary to satisfy regulatory requirements was not significant in relation to actual statutory capital and surplus.

The NAIC annually calculates certain statutory financial ratios for most reinsurance and insurance companies in the U.S. These calculations are known as the Insurance Regulatory Information System, or “IRIS,” ratios. There presently are thirteen IRIS ratios, with each ratio having an established “usual range” of results. The IRIS ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio falling outside the usual range is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. The NAIC reports the ratios to state insurance departments who may then contact a company if four or more of its ratios fall outside the NAIC’s usual ranges. Based upon calculations as of December 31, 2013, PCIC had four of its ratios falling outside the NAIC’s usual ranges, due primarily to PCIC’s premium growth and underwriting loss.

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

Statutory Accounting Principles. State insurance regulators have developed SAP as a basis of accounting used to monitor and regulate the solvency of insurers. SAP is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, SAP focuses on valuing assets and liabilities of an insurer at financial reporting dates in accordance with applicable insurance laws and regulations in the state in which such insurer is domiciled. SAP determines, among other things, the amount of statutory surplus and statutory net income of our reinsurance and insurance subsidiaries and thus determines, in part, the amount of funds they have available to pay as dividends.

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

The NAIC has indicated it will consider policy positions regarding the new International Financial Reporting Standard, or “IFRS,” and its inclusion/exclusion from the U.S. framework of insurance solvency regulation and on the regulatory impacts of non-regulatory uses of statutory financial statements after completion of the insurance contracts joint project of the International Accounting Standards Board and the Financial Accounting Standards Board, or the “FASB,” and the SEC has made a decision regarding IFRS as a U.S. accounting standard for public companies. The potential outcomes identified by the NAIC include but are not limited to the replacement of SAP with GAAP with statutory adjustments or adoption of IFRS without adjustments. We will continue to monitor these developments and the impact they may have on our reinsurance and insurance subsidiaries.

Legislative and Regulatory Initiatives. As discussed in more detail under “Reinsurance” above, the Terrorism Act established a federal assistance program to help the commercial property and casualty insurance industry cover claims arising from terrorism-related losses and regulates the terms of insurance relating to the terrorism coverage provided by our insurance companies.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd Frank Act.” The Dodd-Frank Act made extensive changes to the laws regulating financial services firms and requires various federal agencies to adopt a broad range of new implementing rules and regulations. In addition to introducing sweeping reform of the U.S. financial services industry, the Dodd-Frank Act adopts certain changes to U.S. insurance regulation in general, and to non-admitted insurance and reinsurance in particular. While the Dodd-Frank Act does not result in the federal regulation of insurance, it does establish federal measures that will impact the reinsurance and insurance business and preempt certain state insurance measures. For example, the Dodd-Frank Act incorporates the Non-Admitted and Reinsurance Reform Act, or the “NRRA,” which became effective on July 21, 2011. Among other things, the NRRA established national uniform standards on how states may regulate and tax surplus lines insurance (and also sets national standards concerning the regulation of reinsurance). In particular, the NRRA gives regulators in the state where an insurer is domiciled exclusive authority to regulate and tax surplus lines insurance transactions, and regulators in a ceding insurer’s state of domicile are given the sole responsibility for regulating the balance sheet credit that the ceding insurer may take for reinsurance recoverables. At the present time, it is unclear what effect the NRRA changes specific to non-admitted insurance and reinsurance will have on our reinsurance and insurance subsidiaries, and there is still significant uncertainty as to how these and other provisions of the Dodd-Frank Act will be implemented in practice.

The Dodd-Frank Act also created the Federal Insurance Office, or the “FIO,” within the U.S. Department of Treasury, which is designed to promote national coordination within the insurance sector and which has the authority, in part, to monitor all aspects of the insurance industry, including identifying issues or gaps in the regulation of reinsurers and insurers that could contribute to a systemic crisis in the insurance industry or the U.S. financial system. Although the FIO is intended principally to exercise a monitoring and information gathering role, it does have the authority to enter into “Covered Agreements” with regulatory authorities outside the U.S. with respect to certain agreements with foreign governments regarding the supervision and regulation of the global reinsurance and insurance markets. In implementing such international agreements, the FIO has the authority to preempt state law if it is determined that state law is inconsistent with the agreement and treats a non-U.S. reinsurer or insurer less favorably than a U.S. reinsurer or insurer.

In December 2013, as required by the Dodd-Frank Act, the FIO released a report regarding the modernization and improvement of the U.S. insurance regulatory system. While noting that the current state-based system of insurance regulation is inherently limited in its ability to regulate uniformly and efficiently, the report expresses the FIO’s view that, in the short term, U.S. insurance regulation can be modernized and improved by a combination of steps to be taken by the states in order to increase consistency and transparency of regulation, and certain federal actions, particularly directed to representing U.S. interests in discussions and proceedings with foreign regulators concerning global insurance issues. However, the report also cautions that if the states do not act expeditiously to regulate matters on a more consistent and cooperative basis, there will be a greater role for federal regulation. Under the Dodd-Frank Act, the FIO is also required to prepare a report regarding the U.S. and global reinsurance market; that report has not yet been released.

Federal agencies have been given significant discretion in drafting the rules and regulations that will implement the Dodd-Frank Act. In addition, the Dodd-Frank Act mandated multiple studies and reports for the U.S. Congress, including the FIO reports described above, which could in some cases result in additional legislative or regulatory action. We cannot predict the requirements of the regulations ultimately adopted under the Dodd-Frank Act or any related additional legislation, the additional costs resulting from compliance with such regulations or legislation, or any changes to our operations that may be necessary to comply with the Dodd-Frank Act.

In addition, a number of legislative and regulatory initiatives currently under consideration may significantly affect our reinsurance and insurance business in a variety of ways. These measures include, among other things, tort reform, consumer privacy requirements and proposals for the establishment of state or federal catastrophe funds. The impact of Super Storm Sandy which caused widespread property damage and flooding to large areas of the East Coast and Northeastern U.S. in October 2012, has resulted in increased calls for state and federal legislative and regulatory intervention in the reinsurance and insurance business, especially in catastrophe prone areas. We are not able to assess the impact that any such future legislative or regulatory changes may have upon our reinsurance and insurance business.

International Regulation

General. TransRe is regulated in various foreign jurisdictions where it conducts business. In certain jurisdictions, TransRe operates through branches or representative offices of TRC and in other jurisdictions, TransRe has local reinsurance or insurance subsidiaries. TransRe’s subsidiaries, TRL in the U.K. and TRZ in Switzerland, comprise the largest component of TransRe’s international operations.

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

U.K. Regulation. Prior to December 2013, TransRe’s operations in the U.K. were conducted through a branch of TRC. Since December 2013, TransRe’s operations in the U.K. have been conducted by TRL and TRC’s branch operations in the U.K. TRL and TRC’s branch operations in the U.K. are supervised by the Prudential Regulatory Authority, or the “PRA,” which is responsible, among other things, for regulating the solvency of insurance and reinsurance companies, and the Financial Conduct Authority, or the “FCA,” which is responsible, among other things, for regulating market conduct. The PRA and FCA have extensive powers to intervene in the affairs of a regulated entity, including the power to enforce and take disciplinary measures in respect of breaches of its rules by authorized firms and approved persons. TRL and TRC’s branch operations in the U.K are required to maintain a margin of solvency at all times in respect of the business conducted in accordance with PRA and FCA rules. The calculation of the margin of solvency depends on the type and amount of reinsurance business written.

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

Branch Regulation. TRC operates in a number of other jurisdictions through a series of foreign branches, including branches in Australia, Bermuda, Canada, France, Germany, Japan, the Hong Kong Special Administrative Region of the People’s Republic of China and Singapore. As a result, TRC is required, among other things, to meet local licensing, reserve, currency, investment and capital requirements for these branches.

Legislative and Regulatory Initiatives. Within the European Union, or the “EU,” the EU Reinsurance Directive of November 2005, or the “Reinsurance Directive,” was adopted. The Reinsurance Directive requires EU member states, or “Member States,” to lift barriers to trade within the EU for companies that are domiciled in a Member State. TRC operates within the EU as a “Third Country Reinsurer” through a series of foreign branches and on a cross-border basis. Each branch of TRC in the EU is separately authorized by the relevant regulator in the Member State in which it is established. Currently, TRC continues to conduct business within the EU through its foreign branches with no significant impact on its operations. However, although the formation and authorization of TRL in the U.K. could mitigate any negative impact on TRC’s operations within the EU through its branches, TransRe could be materially and adversely affected by rules adopted by a Member State relating to Third Country Reinsurers. For example, TRC may be required to post additional collateral in EU countries or may need to consider restructuring its business in order to comply with the rules adopted in EU countries relating to Third Country Reinsurers.

In addition to the Reinsurance Directive, an EU directive known as “Solvency II.” was adopted by the European Parliament in April 2009. Solvency II is a principles based regulatory regime that seeks to enhance transparency, promote uniformity, and encourage a proactive approach to company solvency. It is built on a risk-based approach to setting capital requirements for reinsurers, insurers and other financial institutions. The implementation of Solvency II is dependent upon the adoption of a second directive, known as Omnibus II, the purpose of which is to provide for transitional arrangements for the introduction of the new regulatory regime, and to facilitate the adoption of rules for the implementation of the principles set out in Solvency II. After several delays, the parties responsible for preparing the draft Omnibus II directive for submission to and approval by the

European Parliament announced in November 2013 that they had reached agreement on the key elements of Omnibus II. As a result of this agreement, it is currently expected that the European Parliament will vote on the adoption of Omnibus II in March 2014 and that Solvency II will be effective as of January 1, 2016. TransRe could be materially impacted by the implementation of Solvency II depending on the costs associated with implementation by each EU country, any increased capitalization requirements and any costs associated with adjustments to TransRe’s corporate operating structure. The implementation of Solvency II could also materially impact Alleghany on a group-wide basis, since Solvency II affects the calculation of the solvency of international groups which, like Alleghany, conduct reinsurance and insurance operations both inside and outside of the EU.

In Brazil, Argentina and India, three emerging markets where TransRe underwrites business on a cross-border basis, local regulations have recently been adopted that may operate to limit, restrict or increase the costs of TransRe’s access to these markets. If this trend continues to spread to other jurisdictions, TransRe’s ability to operate globally may be materially and adversely affected.

In addition to regulation within the U.S., by the EU and by the various jurisdictions outside the U.S. where TransRe operates, we may be affected by regulatory policies adopted by the International Association of Insurance Supervisors, or the “IAIS.” Regulators in more than 200 jurisdictions and approximately 140 countries, representing both established and emerging markets, are working with the IAIS to consider changes to reinsurer and insurer solvency standards and group supervision of companies in a holding company system, including non-insurance companies. Current IAIS initiatives include development of a Common Framework for the Supervision of Internationally Active Insurance Groups, or “ComFrame,” which has been in progress since 2010. ComFrame is intended to provide a framework of basic standards for internationally active insurance groups, or “IAIGs,” and a process for supervisors to cooperate in the supervision of IAIGs. A fourth draft of ComFrame is expected to be published during 2014, to be followed by field testing. Since the field testing is expected to result in further modifications to ComFrame, IAIS currently anticipates that ComFrame will be adopted in 2018 and implemented in 2019. In October 2013, IAIS announced that it intends to develop a risk-based group-wide global insurance capital standard which will be included within ComFrame. When adopted and implemented, ComFrame may impose additional and duplicative supervisory and regulatory costs on our reinsurance and insurance companies.

Regulatory Coordination

Regulators within and outside the U.S. are increasingly coordinating the regulation of multinational insurers by conducting a supervisory college. A supervisory college, as defined by the IAIS, is “a forum for cooperation and communication between the involved supervisors established for the fundamental purpose of facilitating the effectiveness of supervision of entities which belong to an insurance group; facilitating both the supervisor of the group as a whole on a group-wide basis and improving the legal entity supervision of the entities within the insurance group.” We are continuing to assess the impact, if any, such coordination may have on insurance regulation and our reinsurance and insurance subsidiaries.

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

Roundwood

Our public equity investments, including those held by TransRe’s and AIHL’s operating subsidiaries, are managed primarily by our indirect, wholly-owned subsidiary, Roundwood. For a discussion of our reinsurance and insurance subsidiaries’ investment results, see pages 67 through 69 of this Form 10-K.

ACC

We manage, source, execute and monitor our private capital investments, which include Stranded Oil, BKI, Kentucky Trailer and ORX, primarily through our wholly-owned subsidiary ACC. ACC’s private capital investments include:

•

Stranded Oil. On June 5, 2010, we formed Stranded Oil, an exploration and production company focused on enhanced oil recovery. From formation through December 31, 2013, we have invested $59.1 million in Stranded Oil.

•

BKI. On April 26, 2012, we acquired BKI, a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois. The results of BKI have been included in our consolidated results beginning April 26, 2012.

•

Kentucky Trailer. On August 30, 2013, we invested in Kentucky Trailer, a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky, for a controlling equity interest. The results of Kentucky Trailer have been included in our consolidated results beginning August 30, 2013. On January 2, 2014, we exercised our option to increase our common equity interest in Kentucky Trailer to 80.0 percent for an additional investment.

ACC also owns approximately 39 percent of ORX, a regional gas and oil exploration and production company. Our ORX investment is reflected in our financial statements in other invested assets.

Alleghany Properties

Headquartered in Sacramento, California, Alleghany Properties owns and manages properties in Sacramento, California. These properties include primarily improved and unimproved commercial land, as well as residential lots. As of December 31, 2013, Alleghany Properties owned approximately 320 acres of property in various land use categories ranging from multi-family residential to commercial. In late 2010, Alleghany Properties began making investments in California low income housing tax credit limited liability companies. As of December 31, 2013, Alleghany Properties held investments in three such companies.

Item 1A. Risk Factors.

We face risks from our property and casualty reinsurance and insurance businesses, our investments in debt and equity securities, and our credit agreement and senior notes, among others. Discussed below are significant risks that our businesses face. If any of the events or circumstances described as risks below actually occurs, our business, results of operations or financial condition could be materially and adversely affected. Our businesses may also be materially and adversely affected by risks and uncertainties not currently known to us or that we currently consider immaterial. In addition to other information provided in this report, the following risk factors should be considered when evaluating an investment in our securities.

Risk Factors Relating to our Business

The reserves for loss and LAE of our reinsurance and insurance subsidiaries are estimates and may not be adequate, which would require our reinsurance and insurance subsidiaries to establish additional reserves. Gross reserves for loss and LAE reported on our balance sheet as of December 31, 2013 were approximately $12.0 billion. These loss and LAE reserves reflect our best estimates of the cost of settling all claims and related expenses with respect to insured events that have occurred. Reserves do not represent an exact calculation of liability, but rather an estimate of what management expects the ultimate settlement and claims administration will cost for events that have occurred, whether known or unknown. These reserve estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances currently known and assumptions about anticipated loss emergence patterns, including expected future trends in claims severity and frequency, inflation, judicial theories of liability, reinsurance coverage, legislative changes and other factors.

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

In periods with increased economic volatility, it becomes more difficult to accurately predict claims costs. It is especially difficult to estimate the impact of inflation on loss reserves given the current economic environment and related government actions. Reserve estimates are continually refined in an ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which the adjustments are made. Because setting reserves is inherently uncertain, we cannot assure you that our current reserves will prove adequate in light of subsequent events. Should our reinsurance and insurance subsidiaries need to increase their reserves, our pre-tax income for the period would decrease by a corresponding amount. Although current reserves reflect our best estimate of the costs of settling claims, we cannot assure you that our reserve estimates will not need to be increased, perhaps by a material amount, in the future.

Because our reinsurance and insurance subsidiaries are property and casualty reinsurers and insurers, we face losses from natural and man-made catastrophes. Property and casualty reinsurers and insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses, or the absence thereof, have historically had a significant impact on our results.

Natural or man-made catastrophes can be caused by various events, including hurricanes, other windstorms, earthquakes and floods, as well as terrorist activities. The frequency and severity of catastrophes in any short period of time are inherently unpredictable. The extent of gross losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event, potentially mitigated by any reinsurance coverage purchased by our reinsurance and insurance subsidiaries. Most catastrophes are restricted to limited geographic areas; however, hurricanes, other windstorms, earthquakes and floods may produce significant damage when those areas are heavily populated. It is therefore possible that a catastrophic event or multiple catastrophic events could produce significant losses and have a material adverse effect on our financial condition and results of operations.

In addition, longer-term natural catastrophe trends may be changing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain and snow. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events such as hurricanes, other windstorms and tornado activity. To the extent climate change increases the frequency and severity of such weather events, our reinsurance and insurance subsidiaries, particularly TransRe and RSUI, may face increased claims, particularly with respect to properties located in coastal areas. Our reinsurance and insurance subsidiaries take certain measures to mitigate the impact of such events by considering these risks in their underwriting and pricing decisions, including their management of aggregate exposure levels, and through the purchase of reinsurance. To the extent broad environmental factors, exacerbated by climate change or otherwise, lead to increases in insured losses, particularly if those losses exceed the expectations of our insurance subsidiaries, our financial condition and results of operations could be materially and adversely affected.

With respect to terrorism, to the extent that reinsurers have excluded coverage for certain terrorist acts or have priced this coverage at rates that make purchasing such coverage uneconomic, our reinsurance and insurance subsidiaries will not have reinsurance protection and are exposed to potential losses as a result of any acts of terrorism. To the extent an act of terrorism is certified by the U.S. Secretary of the Treasury, we may be covered under the Terrorism Act. This coverage under the Terrorism Act does not apply to reinsurers. Information regarding the Terrorism Act and its impact on our insurance subsidiaries can be found on pages 32 and 33 of this Form 10-K.

In general, TransRe does not provide coverage for acts of terrorism, as defined by the Terrorism Act, but it is exposed to potential losses from uncertified acts of terrorism in the U.S. or elsewhere, such as from terrorism-specific treaty coverages to ceding companies on a limited basis, and with respect to other lines of business from the assumption of terrorism risk in marine, aviation and other casualty treaties. Although TransRe assumes such terrorism risk after careful underwriting consideration and, in many cases, with limitations, a major terrorist event could have a material adverse impact on TransRe and us.

Finally, other catastrophes, such as an outbreak of a pandemic disease, the bankruptcy of a major company or a marine or aviation disaster, could also have a materially adverse effect on our business and operating results.

Significant competitive pressures may prevent our reinsurance and insurance subsidiaries from retaining existing business or writing new business at adequate rates. Our reinsurance and insurance subsidiaries compete with a large number of other companies in their selected lines of business. They compete, and will continue to compete, with major U.S. and non-U.S. reinsurers and insurers, other regional companies, mutual companies, specialty insurance companies, underwriting agencies, government-owned or subsidized facilities, European underwriting syndicates and diversified financial services companies. Many competitors have considerably greater financial resources and greater experience and may offer more products or services than do our reinsurance and insurance subsidiaries. Except for regulatory considerations, there are virtually no barriers to entry into the reinsurance and insurance industry.

Additionally, the reinsurance and insurance industry continues to consolidate and, accordingly, competition for customers will continue to increase. As a result, our reinsurance and insurance subsidiaries may incur greater customer retention and acquisition expense, which would affect the profitability of existing and new business. Further, as the industry continues to consolidate, reinsurance and insurance companies that merge could have increased market size and capital resources with which to negotiate price reductions and retain more risk, decreasing pricing and demand for reinsurance.

Competition in the businesses of our reinsurance and insurance subsidiaries is based on many factors, including the perceived financial strength of a company, premium charges, other terms and conditions offered, services provided, commissions paid to producers, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience in the lines to be written. Such competition could cause the supply or demand for insurance to change, which could affect the ability of our reinsurance and insurance subsidiaries to price their products at adequate rates. If our reinsurance and insurance subsidiaries are unable to retain existing business or write new business at adequate rates, our results of operations could be materially and adversely affected.

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

Our results may fluctuate as a result of many factors, including cyclical changes in the reinsurance and insurance industries. Historically, the performance of the property and casualty reinsurance and insurance industries has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity, followed by periods of high premium rates and shortages of underwriting capacity. Although an individual reinsurance and insurance company’s performance is dependent on its own specific business characteristics, the profitability of most property and casualty reinsurance and insurance companies tends to follow this cyclical market pattern. Further, this cyclical market pattern can be more pronounced in the reinsurance market in which TransRe competes and in the excess and surplus market in which RSUI primarily competes than in the standard insurance market. In addition, compared with historical cyclical periods, a cycle of increased price competition and excess underwriting capacity may continue for a prolonged period of time as new and existing reinsurance and insurance market participants and products continue to enter the reinsurance and insurance markets. Unfavorable market conditions may affect the ability of our reinsurance and insurance subsidiaries to write business at rates they consider appropriate relative to the risk assumed. If we cannot write business at appropriate rates, our business would be significantly and adversely affected.

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

We cannot guarantee that the reinsurers used by our reinsurance and insurance subsidiaries will pay in a timely fashion, if at all, and, as a result, we could experience losses even if reinsured. As part of their overall risk and capacity management strategy, our reinsurance and insurance subsidiaries purchase reinsurance by transferring, or ceding, part of the risk that they have underwritten to a reinsurance company in exchange for part of the premium received by our operating subsidiaries in connection with that risk. Although reinsurance makes the reinsurer liable to our reinsurance and insurance subsidiaries to the extent the risk is transferred or ceded to the reinsurer, our reinsurance and insurance subsidiaries remain liable for amounts not paid by a reinsurer. Reinsurers may not pay the reinsurance recoverables that they owe to our operating subsidiaries or they may not pay these recoverables on a timely basis. This risk may increase significantly if these reinsurers experience financial difficulties as a result of catastrophes, investment losses or other events. Accordingly, we bear credit risk with respect to our reinsurance and insurance subsidiaries’ reinsurers, and if they fail to pay, our financial results would be adversely affected. As of December 31, 2013, the amount due from reinsurers reported on our balance sheet was $1.4 billion.

If market conditions cause reinsurance to be more costly or unavailable, our reinsurance and insurance subsidiaries may be required to bear increased risks or reduce the level of their underwriting commitments. As part of their overall risk management strategy, our reinsurance and insurance subsidiaries purchase reinsurance for certain amounts of risk underwritten by them, including catastrophe risks. The reinsurance programs purchased by our operating subsidiaries are generally subject to annual renewal. Market conditions beyond their control determine the availability and cost of the reinsurance protection they purchase, which may affect the level of their business written and thus their profitability. If our reinsurance and insurance subsidiaries are unable to renew their expiring facilities or to obtain new reinsurance facilities, which could result as the number of companies offering reinsurance coverage declines due to industry consolidation, either their net exposures on future policies or reinsurance contracts would increase, which could increase the volatility of their results or, if they are unwilling or unable to bear an increase in net exposures, they would have to reduce the level of their underwriting commitments, especially catastrophe-exposed risks, which may reduce their revenues and net earnings. In certain reinsurance contracts, a cedant, to the extent it exhausts its original coverage under a reinsurance contract during a single coverage period (typically a single twelve-month period), can pay a reinsurance reinstatement premium to restore coverage during such coverage period. If our reinsurance and insurance subsidiaries exhaust their original and, if applicable, reinstated coverage under their third-party reinsurance contracts during a single coverage period, they will not have any reinsurance coverage available for losses incurred as a result of additional loss events during that coverage period. The exhaustion of such reinsurance coverage could have a material adverse effect on the profitability of our reinsurance and insurance subsidiaries in any given period and on our results of operations.

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

Our reinsurance and insurance subsidiaries are rated by rating agencies and a decline in these ratings could affect the standings of these units in the reinsurance and insurance industries and cause their premium volume and earnings to decrease. Ratings have become an increasingly important factor in establishing the competitive positions of reinsurance and insurance companies. Some of our reinsurance and insurance subsidiaries are rated by A.M. Best, S&P and/or Moody’s, which we collectively refer to as the “Rating Agencies.” The Rating Agencies’ financial strength ratings reflect their opinions of a reinsurance or an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are neither an evaluation directed to investors of a security nor a recommendation to buy, sell or hold a security. These ratings are subject to periodic review, and we cannot assure you that any of our reinsurance or insurance companies will be able to retain their current ratings. If the ratings of our reinsurance or insurance companies are reduced from their current levels by the Rating Agencies, their competitive positions could suffer and it would be more difficult for them to market their products. A significant downgrade could result in a substantial loss of business as customers move to other companies with higher financial strength ratings.

In addition, in general, if the financial strength ratings of TRC from the Rating Agencies fall below A-, certain rating agency triggers in a significant portion of TRC’s contracts would allow customers to elect to take a number of actions such as terminating the contracts on a run-off or cut-off basis, requiring TransRe to post collateral for all or a portion of the obligations or requiring commutation under the contracts. Some of these contracts, however, contain dual triggers, such as requiring both a ratings downgrade below A- and a significant decline in the statutory surplus of TRC before such cancellation or collateralization rights would be exercisable. Contracts may contain one or both of the aforementioned contractual provisions, or certain other collateralization or cancellation triggers. Whether a ceding company would exercise any of these cancellation rights would depend on, among other factors, the reason and extent of such downgrade or surplus reduction, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. We cannot predict in advance the extent to which these contractual rights would be exercised, if at all, or what effect such exercises would have on our financial condition or future operations, but such effect potentially could be materially adverse.

TransRe may also enter into agreements with ceding companies that require it to provide collateral for its obligations, including where TransRe’s obligations to these ceding companies exceed negotiated thresholds. These thresholds may vary depending on the ratings of TransRe’s operating subsidiaries, and a ratings downgrade or a failure to achieve a certain rating may increase the amount of collateral TransRe is required to provide. TransRe may provide the collateral by delivering letters of credit to the ceding company, depositing assets into a trust for the benefit of the ceding company or permitting the ceding company to withhold funds that would otherwise be delivered to TransRe under the reinsurance contract. The amount of collateral TransRe is required to provide typically represents all or a portion of the obligations TransRe may owe a ceding company, often including estimates made by a ceding company of IBNR claims. Since TransRe may be required to provide collateral based on a ceding company’s estimate, TransRe may be obligated to provide collateral that exceeds TransRe’s estimate of the ultimate liability to such ceding company. An increase in the amount of collateral TransRe is obligated to provide to secure its obligations may have an adverse impact on, among other things, TransRe’s ability to write additional reinsurance.

A limited number of brokers account for a large portion of TransRe’s premiums; the loss of all or a substantial portion of the business provided by them may have an adverse effect on us. The great majority of TransRe’s premiums are written through brokers. Three large international brokers dominate the reinsurance brokerage industry, and TransRe derives a significant portion of its premiums from these brokers. Further, TransRe may become increasingly reliant on these brokers due to continued consolidation in the broker sector. The loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us.

Difficult and volatile conditions in the global capital and credit markets and in the overall economy could materially and adversely affect the results of our reinsurance and insurance subsidiaries. Disruption and volatility in the global capital and credit markets and in the overall economy affects our business in a number of ways, including the following:

•	disruption in the capital and credit markets may increase claims activity in our reinsurance business, such as directors’ and officers’ liability, errors & omissions liability and trade credit lines;

•

volatility in the capital and credit markets makes it more difficult to access those markets, if necessary, to maintain or improve financial strength and credit ratings of our reinsurance and insurance subsidiaries or to generate liquidity;

•	disruption in the overall economy may reduce demand for reinsurance and insurance products; and

•

increases in inflation could result in higher losses on reinsurance contracts, particularly in longer-tailed lines of business, increased operating costs and a decrease in the fair value of our investment portfolio.

It is difficult to predict when and how long these types of conditions may exist and how our markets, business and investments will be adversely affected. Accordingly, these conditions could have a material adverse effect on our consolidated financial condition or results of operations in future periods.

The businesses of our reinsurance and insurance subsidiaries are heavily regulated, and changes in regulation may reduce their profitability and limit their growth. Our operating subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they conduct business, both in the U.S. and other countries. This regulation is generally designed to protect the interests of policyholders and not necessarily the interests of insurers, their stockholders or other investors. The regulation relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of a reinsurance and insurance company’s business.

Virtually all states in which our insurance operating subsidiary companies conduct their business require them, together with other insurers licensed to do business in that state, to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies. In addition, in various states, our insurance operating subsidiary companies must participate in mandatory arrangements to provide various types of insurance coverage to individuals or other entities that otherwise are unable to purchase that coverage from private insurers. A few states require our insurance operating subsidiary companies to purchase reinsurance from a mandatory reinsurance fund. Such reinsurance funds can create a credit risk for insurers if not adequately funded by the state and, in some cases, the existence of a reinsurance fund could affect the prices charged for the policies issued by our reinsurance and insurance subsidiaries. The effect of these and similar arrangements could reduce the profitability of our insurance operating subsidiaries in any given period or limit their ability to grow their business.

In recent years, the state insurance regulatory framework has come under increased scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. On the federal level, the Dodd-Frank Act, signed into law on July 2010, mandated significant changes to the regulation of U.S. insurance effective as of July 21, 2011. We cannot predict the requirements of the regulations ultimately adopted under the Dodd-Frank Act or the impact such regulations will have on our business. These regulations, and any proposed or future state or federal legislation or NAIC initiatives, if adopted, may be more restrictive on the ability of our reinsurance and insurance subsidiaries to conduct business than current regulatory requirements or may result in higher costs. Information regarding the impact of regulation and current regulatory changes on our reinsurance and insurance operating subsidiaries can be found on pages 34 through 40 of this Form 10-K.

TransRe’s offices that operate in jurisdictions outside the U.S. are subject to certain limitations and risks that are unique to foreign operations. TransRe’s international operations are also regulated in various jurisdictions with respect to licensing requirements, currency, amount and type of security deposits, amount and type of reserves, amount and type of local investments and other matters. International operations and assets held abroad are subject to significant legal, market, operational, compliance and regulatory risks, including risks related to:

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

TransRe’s international operations are also subject to risks related to complying, or monitoring compliance, with the requirements of anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, and the economic and trade sanctions laws of the U.S., including but not limited to the regulations administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury, and sanctions laws implemented by other countries in which TransRe operates. The international and U.S. laws and regulations that are applicable to TransRe’s operations are complex and may increase the costs of regulatory compliance, limit or restrict TransRe’s reinsurance business or subject TransRe to regulatory actions or proceedings in the future. While TransRe attempts to comply with all applicable laws and regulations and to seek licenses to undertake various activities where appropriate, there can be no assurance that TransRe is, or will be, in full compliance with all applicable laws and regulations, or interpretations of these laws and regulations, at all times. In addition, it is TransRe’s policy to continually monitor compliance with, and voluntarily report to appropriate regulatory authorities any potential violations of, all applicable laws and regulations where it is deemed appropriate, including anti-corruption and trade sanction laws and any failure to comply with any such laws and regulations may subject TransRe to investigations, sanctions or other remedies, including fines, injunctions, increased scrutiny or oversight by regulatory authorities. The cost of compliance or the consequences of non-compliance, including reputational damage, could have a material adverse effect on our consolidated financial condition or results of operations in future periods.

With regards to TransRe’s operations within the EU, the Reinsurance Directive, which requires Member States to lift barriers to trade within the EU for companies that are domiciled in a Member State, has been adopted. TRC operates within the EU as a Third Country Reinsurer through a series of foreign branches and on a cross-border basis. Each branch of TRC in the EU is separately authorized by the relevant regulator in the Member State in which it is established. Currently, TRC continues to conduct business within the EU through its foreign branches with no significant impact on its operations. However, although the formation and authorization of TRL in the U.K. could mitigate any negative impact on TRC’s operations within the EU through its foreign branches, TransRe could be materially and adversely affected by rules adopted by a Member State relating to Third Country Reinsurers. For example, TRC may be required to post additional collateral in EU countries or may need to consider further restructuring its business in order to comply with the rules adopted in EU countries relating to Third Country Reinsurers.

In addition to the Reinsurance Directive, an EU directive known as Solvency II was adopted by the European Parliament in April 2009. Solvency II is a principles-based regulatory regime that seeks to enhance transparency, promote uniformity, and encourage a proactive approach to company solvency. It is built on a risk-based approach to setting capital requirements for reinsurers insurers and other financial institutions. TransRe could be materially impacted by the implementation of Solvency II depending on the costs associated with implementation by each EU country, any increased capitalization requirements and any costs associated with adjustments to TransRe’s corporate operating structure. The implementation of Solvency II could also materially impact Alleghany on a group-wide basis. Information regarding Solvency II and its impact on our operations can be found on pages 39 and 40 of this Form 10-K.

In Brazil, Argentina and India, three emerging markets where TransRe underwrites business on a cross-border basis, local regulations have recently been adopted that may operate to limit, restrict or increase the costs of TransRe’s access to these markets. If this trend continues to spread to other jurisdictions, TransRe’s ability to operate globally may be materially and adversely affected.

The loss of key personnel at our reinsurance and insurance subsidiaries could adversely affect our results of operations, financial condition and cash flows. We rely upon the knowledge and talent of the employees of our reinsurance and insurance subsidiaries to successfully conduct their business. A loss of key personnel, especially the loss of underwriters or underwriting teams, could have a material adverse effect on our results of operations, financial condition and cash flows in future periods. Our success has depended, and will continue to depend in substantial part, upon our ability to attract and retain teams of underwriters in various business lines at our reinsurance and insurance subsidiaries. The loss of key services of any members of current underwriting teams at our reinsurance and insurance subsidiaries may adversely affect our business and results of operations.

We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks. Our reinsurance and insurance subsidiaries depend on the proper functioning and availability of their information technology platforms, including communications and data processing systems, in operating their business. These systems consist of software programs that are integral to the efficient operation of the business of our reinsurance and insurance subsidiaries, including programs for proprietary pricing and exposure management, processing payments and claims, filing and making changes to records and providing customer support. Our reinsurance and insurance subsidiaries are also required to effect electronic transmissions with third parties including brokers, clients, vendors and others with whom they do business. Security breaches could expose them to a risk of loss or misuse of their information, litigation and potential liability. In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of these systems could have a significant impact on the operations of our reinsurance and insurance subsidiaries, and potentially on their results. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay the operations of our reinsurance and insurance subsidiaries, result in a violation of applicable privacy and other laws, damage their reputation, cause a loss of customers or give rise to monetary fines and other penalties, which could be significant.

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

A substantial amount of our assets is invested in debt securities and is subject to market fluctuations. A substantial portion of our investment portfolio consists of debt securities. As of December 31, 2013, our investment in debt securities was approximately $14.8 billion, or 77.9 percent of our total investment portfolio. The fair value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. A rise in interest rates would decrease unrealized gains and/or increase unrealized losses on our debt securities portfolio and potentially produce a net unrealized loss position, offset by our ability to earn higher rates of return on reinvested funds. Conversely, a decline in interest rates would increase unrealized gains and/or decrease unrealized losses on our debt securities portfolio, offset by lower rates of return on reinvested funds. Based upon the composition and duration of our investment portfolio as of December 31, 2013, a 100 basis point increase in interest rates would result in an approximate $657.2 million decrease in the fair value of our debt securities portfolio. In addition, some debt securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk, or the risk that principal will be returned more rapidly or slowly than expected, as a result of interest rate fluctuations.

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

We invest some of our assets in equity securities, which are subject to fluctuations in market value. We invest a portion of our investment portfolio in equity securities which are subject to fluctuations in market value. As of December 31, 2013, our investments in equity securities had a fair value of approximately $2.2 billion, which represented 11.7 percent of our investment portfolio. We hold our equity securities as available-for-sale, and any changes in the fair value of these securities, net of tax, would be reflected in our accumulated other comprehensive income as a component of stockholders’ equity. If a decline in the value of a particular equity security is deemed to be temporary, we record the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, we write its cost-basis down to the fair value of the security and record an other than temporary impairment loss in our statement of earnings, which may be material to our operating results. A severe or prolonged downturn in equity markets could give rise to significant impairment charges.

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

If any of our businesses do not perform well, we may be required to recognize an impairment of our goodwill or other intangible assets or to establish a valuation allowance against the deferred income tax asset, which could adversely affect our results of operations or financial condition. Goodwill represents the excess of the amount we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the operating subsidiary to which the goodwill relates. The fair value of the operating subsidiary is impacted by the performance of the business. The performance of our businesses may be adversely impacted by prolonged market declines. If we determine the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net earnings. Such write-downs could have a material adverse effect on our results of operations or financial position. A decrease in the expected future earnings of an operating subsidiary could lead to an impairment of some or all of the goodwill or other long-lived intangible assets associated with such operating subsidiaries in future periods.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are recoverable. Factors in management’s determination include the performance of the business including the ability to generate capital gains. If it is more likely than not that the deferred income tax asset will not be realized based on available information then a valuation allowance must be established with a corresponding charge to net earnings. Such charges could have a material adverse effect on our results of operations or financial position. Deterioration of financial market conditions could result in the impairment of long-lived intangible assets and the establishment of a valuation allowance on our deferred income tax assets.

Risks Relating to our Senior Notes and the Credit Agreement

Our failure to comply with restrictive covenants contained in the indentures governing the Senior Notes (as defined on page 84 of this Form 10-K) or any other indebtedness, including indebtedness under our revolving credit facility and any future indebtedness, could trigger prepayment obligations, which could adversely affect our business, financial condition and results of operations. The indentures governing the Senior Notes contain covenants that impose restrictions on Alleghany and TransRe with respect to, among other things, the incurrence of liens on the capital stock of certain of our subsidiaries. In addition, the indentures governing the Senior Notes contain certain other covenants, including covenants to timely pay principal and interest, and the Credit Agreement (as defined on page 82 of this Form 10-K) also requires us to comply with certain covenants. Our failure to comply with such covenants could result in an event of default under the indentures, under the Credit Agreement or under any other debt agreement we may enter into in the future, which could, if not cured or waived, result in us being required to repay the Senior Notes, the indebtedness under the Credit Agreement or any other future indebtedness. As a result, our business, financial condition, results of operations and liquidity could be adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal executive offices of Alleghany, ACC and Roundwood are located in leased office space in New York, New York. TransRe leases office space in almost all of its locations around the world. RSUI leases office space in Atlanta, Georgia for its headquarters and office space in Sherman Oaks, California. Capitol leases office space in Middleton, Wisconsin for its and Platte River’s headquarters. PCC leases office space in Agoura Hills, California. BKI and Kentucky Trailer own their principal office and manufacturing facilities, which are located in Rockford, Illinois and Louisville, Kentucky, respectively. Stranded Oil leases office space in Austin, Texas. Alleghany Properties leases office space in Sacramento, California. Management considers its facilities suitable and adequate for the current level of operations.

Item 3. Legal Proceedings.

Certain of our subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. We believe such provisions are adequate and do not believe that any pending litigation will have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information, Holders and Dividends

Our common stock trades on the New York Stock Exchange under the symbol “Y”. The following table indicates quarterly high and low sales prices per share of our common stock, as reported on the New York Stock Exchange Composite List, during the periods indicated.

	2013		2012
Quarter Ended:	High	Low	High	Low
March 31	$395.92	$337.67	$338.95	$281.51
June 30	403.36	366.99	346.70	318.43
September 30	420.89	379.10	359.85	328.19
December 31	413.58	388.00	364.89	313.85

As of February 17, 2014, there were approximately 886 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because such stock is frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

Our Board of Directors determined not to declare a dividend for 2013 or 2012. Any future determination to pay dividends to holders of our common stock will be at the discretion of our Board of Directors and will be dependent upon many factors, including our earnings, financial condition, business needs and growth objectives, capital and surplus requirements of our reinsurance and insurance subsidiaries, regulatory restrictions, rating agency considerations and other factors.

Purchases of Equity Securities by Us

There were no common stock repurchases for the three months ended December 31, 2013.

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

The following graph compares (i) the cumulative total stockholder return on our common stock; (ii) the cumulative total return on the Standard & Poor’s 500 Stock Index, or the “S&P 500 Index;” and (iii) the cumulative total return on the Standard & Poor’s 500 Property and Casualty Insurance Index, or the “P&C Index,” for the five year period beginning on December 31, 2008 through December 31, 2013. The graph assumes that the value of the investment was $100 on December 31, 2008.

	Base Period 12/31/08	INDEXED RETURNS Year Ending
Company / Index		12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Alleghany	100	99.83	113.03	107.36	126.22	150.51
S&P 500 Index	100	126.46	145.51	148.59	172.37	228.19
P&C Index	100	112.35	122.38	122.08	146.63	202.78

The graph above is based on the following assumptions: (i) cash dividends are reinvested on the ex-dividend date in respect of such dividend; and (ii) the two-percent stock dividends we have paid in each of the years 2009 through 2011 are included in the cumulative total stockholder return on our common stock.

Item 6. Selected Financial Data.

Alleghany Corporation and Subsidiaries(1)

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except per share and share amounts)
Operating Data
Revenue	$4,971.7	$4,753.2	$981.8	$985.4	$1,184.4

Net earnings(3)	$628.4	$702.2	$143.3	$198.5	$271.0

Basic earnings per share of common stock(2)(3)	$37.44	$45.48	$16.26	$21.85	$29.25

Average number of shares of common stock(2)	16,786,608	15,441,578	8,807,487	9,081,535	9,055,920

	As of December 31,
	2013	2012	2011	2010	2009
	(in millions, except per share amounts)
Balance Sheet
Total assets	$23,361.1	$22,808.0	$6,478.1	$6,431.7	$6,192.8

Senior Notes	$1,794.4	$1,811.5	$299.0	$298.9	$—

Common stockholders’ equity(3)	$6,923.8	$6,403.8	$2,925.7	$2,908.9	$2,717.5

Common stockholders’ equity per share of common stock(2)(3)	$412.96	$379.13	$342.12	$325.31	$294.79

(1)	On August 30, 2013, we acquired a controlling equity interest in Kentucky Trailer; on April 26, 2012, we acquired BKI; and on March 6, 2012, we acquired TransRe.

(2)	Amounts have been adjusted for subsequent common stock dividends.

(3)	Attributable to Alleghany stockholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a Delaware corporation which owns and manages operating subsidiaries and investments, anchored by a core position in property and casualty reinsurance and insurance. Prior to the TransRe Acquisition Date, we were primarily engaged, through our wholly-owned subsidiary AIHL and its subsidiaries, in the property and casualty insurance business. AIHL’s insurance operations are principally conducted by its subsidiaries RSUI, Capitol and PCC. In addition, AIHL Re has been an indirect, wholly-owned subsidiary of Alleghany since its formation in 2006. AIHL Re is a captive reinsurance company which provides reinsurance to our insurance operating subsidiaries and affiliates. On the TransRe Acquisition Date, we consummated the merger with TransRe. As a result of the merger, TransRe became one of our wholly-owned subsidiaries. Our reinsurance operations began upon consummation of the merger. See Note 2 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail on the merger. Our public equity investments, including those held by TransRe’s and AIHL’s operating subsidiaries, are managed primarily by our indirect, wholly-owned subsidiary, Roundwood.

Although our primary sources of revenues and earnings are our reinsurance and insurance operations and investments, we also conduct other activities. We manage, source, execute and monitor our private capital investments primarily through our wholly-owned subsidiary, ACC. Our private capital investments include: (i) Stranded Oil Resources, an exploration and production company focused on enhanced oil recovery, headquartered in Austin, Texas; (ii) BKI, a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois; (iii) Kentucky Trailer, a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky; and (iv) an approximately 39 percent equity interest in ORX, a regional oil and gas exploration and production company.

We also own and manage properties in the Sacramento, California region through our wholly-owned subsidiary Alleghany Properties.

We owned a minority stake in Homesite, a national, full-service, mono-line provider of homeowners insurance, until its sale to American Family Insurance Company, a Wisconsin-based mutual insurance company, on December 31, 2013.

As of December 31, 2013, we had total assets of $23.4 billion and total stockholders’ equity attributable to Alleghany stockholders of $6.9 billion. As of December 31, 2013, we had consolidated total investments of approximately $19.0 billion, of which $14.8 billion was invested in debt securities, $2.2 billion was invested in equity securities, $1.3 billion was invested in short-term investments, and $0.7 billion was invested in other invested assets.

Segment Information

Our segments are reported in a manner consistent with the way management evaluates the businesses. As such, we classify our business into two reportable segments, reinsurance and insurance. Reinsurance and insurance underwriting activities are evaluated separately from investment and corporate activities. The primary components of “corporate activities” are Alleghany Properties, Stranded Oil, our investments in Homesite (prior to its sale on December 31, 2013) and ORX and other activities at the parent level. In addition, beginning April 26, 2012 and August 30, 2013, corporate activities includes the operating results of BKI and Kentucky Trailer, respectively. See below and Note 13 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for an analysis of our underwriting results by segment and corporate activities, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations.”

Profitability

The profitability of our reinsurance and insurance subsidiaries and, as a result, our profitability, is impacted primarily by the adequacy of premium rates, level of catastrophe losses and investment returns. The adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters, regulatory measures and court decisions that expand the extent of coverage and grant larger liability awards, and the effects of economic inflation on the amount of compensation due for injuries or losses. The ultimate adequacy of premium rates is not known with certainty at the time reinsurance contracts are entered into or property and casualty insurance policies are issued because premiums are determined before claims are reported.

The profitability of our reinsurance and insurance subsidiaries is also impacted by competition generally and price competition in particular. Historically, the performance of the property and casualty reinsurance and insurance industries has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity followed by periods of high premium rates and shortages of underwriting capacity. Although an individual reinsurance or insurance company’s performance is dependent on its own specific business characteristics, the profitability of most property and casualty reinsurance and insurance companies tends to follow this cyclical market pattern.

Catastrophe Management and Reinsurance Protection

Catastrophe losses, or their absence, can have a significant impact on our results. The frequency and severity of catastrophes in any short period of time are inherently unpredictable. Catastrophes can cause losses in a variety of our property and casualty lines of business. We have significant exposure to both natural catastrophes, such as hurricanes, other windstorms and earthquakes, as well as man-made catastrophes. Longer-term natural catastrophe trends may be changing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain and snow. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency and severity of weather events such as hurricanes, other windstorms and tornado activity. To the extent climate change increases the frequency and severity of such weather events, our reinsurance and insurance subsidiaries may face increased claims, particularly with respect to properties located in coastal areas.

As part of their overall risk and capacity management strategy, our reinsurance and insurance subsidiaries take certain measures to mitigate the impact of catastrophe events through various means including considering catastrophe risks in their underwriting and pricing decisions, purchasing reinsurance, monitoring and modeling accumulated exposures and managing exposure in key geographic zones and product lines that are prone to catastrophic events. The reinsurance programs purchased by our reinsurance and insurance subsidiaries are generally subject to annual renewal. Market conditions beyond the control of our reinsurance and insurance subsidiaries determine the availability and cost of the reinsurance protection they purchase, which may affect the level of business written and thus their profitability.

In 2013, we incurred $150.9 million of catastrophe losses, net of reinsurance, compared with $470.1 million in 2012 and $74.3 million in 2011. The catastrophe losses consisted of $92.1 million incurred at TransRe and $58.8 million incurred at RSUI for 2013; $278.4 million incurred at TransRe and $191.7 million incurred at RSUI for 2012; and $74.3 million incurred at RSUI for 2011. Catastrophe losses in 2012 included $433.4 million of losses incurred by TransRe and RSUI related to Super Storm Sandy, which also resulted in assumed (net of ceded) reinstatement premiums of $21.4 million, for a total pre-tax earnings impact of $412.0 million. In addition, we had prior accident year development on reserves related to catastrophe events that occurred in prior periods. Catastrophe losses and prior accident year development are explained in the following pages.

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

Consolidated Results of Operations

The following table summarizes our consolidated revenues, costs and expenses and earnings.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Revenues
Net premiums earned	$4,239.2	$3,733.0	$747.6
Net investment income	465.7	313.0	108.9
Net realized capital gains	232.1	157.9	127.1
Other than temporary impairment losses	(44.0)	(2.9)	(3.6)
Gain on bargain purchase	—	494.9	—
Other income	78.7	57.3	1.8

Total revenues	4,971.7	4,753.2	981.8

Costs and Expenses
Net loss and LAE	2,479.3	2,630.3	430.0
Commissions, brokerage and other underwriting expenses	1,339.2	882.4	268.1
Other operating expenses	164.9	123.7	31.1
Corporate administration	36.1	75.8	41.0
Amortization of intangible assets	10.2	253.3	3.4
Interest expense	86.8	68.4	17.4

Total costs and expenses	4,116.5	4,033.9	791.0

Earnings before income taxes	855.2	719.3	190.8
Income taxes	225.9	17.1	47.5

Net earnings	629.3	702.2	143.3
Net earnings attributable to noncontrolling interest	0.9	—	—

Net earnings attributable to Alleghany stockholders	$628.4	$702.2	$143.3

Revenues:
Total reinsurance and insurance segments	$4,809.9	$4,191.6	$941.8
Corporate activities*	161.8	561.6	40.0
Earnings (losses) before income taxes:
Total reinsurance and insurance segments	$848.3	$295.6	$214.0
Corporate activities*	6.9	423.7	(23.2)

*

Consists of Alleghany Properties, Stranded Oil, our investments in Homesite (prior to its sale on December 31, 2013) and ORX and corporate activities at the parent level, including the gain on bargain purchase in connection with the merger, and due diligence, legal, investment banking and other merger-related costs, or “Transaction Costs.” In addition, beginning April 26, 2012 and August 30, 2013, corporate activities includes the operating results of BKI and Kentucky Trailer, respectively. Corporate activities also includes interest expense associated with the senior notes issued by Alleghany, whereas interest expense associated with the senior notes issued by TransRe is included in “Total Segments.” Information related to the merger can be found in Note 2 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Our results for 2013 compared with 2012, and 2012 compared with 2011, reflect impacts that arose from the merger. These impacts primarily relate to the gain on bargain purchase of $494.9 million in 2012, Transaction Costs (a component of corporate administration expense) of $33.8 million in 2012 and $19.3 million in 2011, and the write-off of deferred acquisition costs of TransRe as of the TransRe Acquisition Date, as well as the establishment of an intangible asset roughly approximating the amount of deferred acquisition costs. This intangible asset was amortized over an approximate one year period, similar to how deferred acquisition costs are amortized, but is shown as part of amortization of intangible assets as opposed to part of commissions, brokerage and other underwriting expenses. This amortization was largely completed as of March 6, 2013, the one year anniversary of the TransRe Acquisition Date. In addition, as the merger closed on March 6, 2012, comparative balances for 2013 reflect activity for the entire year while balances for 2012 reflect activity at TransRe only for the 300 day period from the TransRe Acquisition Date to December 31, 2012. Information related to the merger can be found in Note 2 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Our earnings before income taxes in 2013 increased from 2012, primarily reflecting improved underwriting results, higher net investment income and higher realized capital gains, partially offset by the absence of merger impacts, which were significant to the 2012 results. Improved underwriting results are due primarily to lower catastrophe losses in 2013 and higher net favorable development from prior accident years on loss and LAE reserves in 2013. As described above, the decrease in catastrophe losses in 2013 from 2012 reflects the fact that 2012 includes significant losses from Super Storm Sandy. Higher net favorable development from prior accident years on loss and LAE reserves in 2013 reflects favorable development from reinsurance loss and LAE reserves, partially offset by net unfavorable development from insurance loss and LAE reserves in 2013. Aside from the impact of the merger, the increase in net investment income reflects higher income from other invested assets, as well as higher interest and dividend income. Net realized capital gains in 2013 include a $46.8 million gain on the sale of Homesite on December 31, 2013. As described above, the impacts of the merger in 2012 included the gain on bargain purchase partially offset by Transaction Costs and the net impact from the inclusion of TransRe’s results for only a 300 day period.

Our earnings before income taxes in 2012 increased from 2011, primarily reflecting merger impacts in 2012, partially offset by higher catastrophe losses in 2012. As described above, the impacts of the merger in 2012 included the gain on bargain purchase, partially offset by Transaction Costs and the net impact from the inclusion of TransRe’s results in 2012. As described above, the increase in catastrophe losses in 2012 from 2011 reflects the fact that we incurred significant losses from Super Storm Sandy in 2012.

The effective tax rate was 26.4 percent for 2013, 2.4 percent for 2012 and 24.9 percent for 2011. The higher effective tax rate in 2013 compared with 2012 primarily reflects the absence of a gain on bargain purchase, which had a significant impact in 2012. The gain on bargain purchase resulted in a significant increase in earnings before income taxes without a corresponding increase in income taxes. The impact of the gain on bargain purchase on the effective tax rate in 2012 was partially offset by the impact of certain non-deductible Transaction Costs in 2012, which resulted in losses before income taxes without a corresponding decrease in income taxes. Similarly, the lower effective tax rate in 2012 compared with 2011 primarily reflects the impact of the non-taxable gain on bargain purchase and, to a lesser extent, the impact of higher tax-exempt interest income generated by TransRe from the TransRe Acquisition Date through December 31, 2012, partially offset by the impact of certain non-deductible Transaction Costs. The gain on bargain purchase resulted in a significant increase in earnings before income taxes without a corresponding increase in income taxes, whereas certain non-deductible Transaction Costs resulted in losses before income taxes without a corresponding decrease in income taxes.

Total Reinsurance and Insurance Segment Results

The following tables summarize results of our reinsurance and insurance segments.

	Reinsurance	Insurance	Total(1)
Year Ended December 31, 2013	(in millions, except ratios)
Gross premiums written	$3,423.0	$1,486.4	$4,909.4
Net premiums written	3,248.0	1,039.4	4,287.4
Net premiums earned	$3,278.7	$960.5	$4,239.2
Net loss and LAE	1,926.4	552.9	2,479.3
Commissions, brokerage and other underwriting expenses	1,018.3	320.9	1,339.2

Underwriting profit(2)	$334.0	$86.7	420.7

Net investment income			415.2
Net realized capital gains			197.7
Other than temporary impairment losses			(44.0)
Gain on bargain purchase			—
Other income			1.8
Other operating expenses			83.7
Corporate administration			—
Amortization of intangible assets			10.0
Interest expense			49.4

Earnings before income taxes			$848.3

Loss ratio(3)	58.8%	57.6%	58.5%
Expense ratio(4)	31.1%	33.4%	31.6%

Combined ratio(5)	89.9%	91.0%	90.1%

	Reinsurance	Insurance	Total(1)
Year Ended December 31, 2012	(in millions, except ratios)
Gross premiums written	$2,940.2	$1,300.9	$4,241.1
Net premiums written	2,840.7	883.2	3,723.9
Net premiums earned	$2,915.9	$817.1	$3,733.0
Net loss and LAE	2,058.1	572.2	2,630.3
Commissions, brokerage and other underwriting expenses	591.1	291.3	882.4

Underwriting profit (loss)(2)	$266.7	$(46.4)	220.3

Net investment income			317.5
Net realized capital gains			117.9
Other than temporary impairment losses			(2.9)
Gain on bargain purchase			—
Other income			26.1
Other operating expenses			89.2
Corporate administration			—
Amortization of intangible assets			253.3
Interest expense			40.8

Earnings before income taxes			$295.6

Loss ratio(3)	70.6%	70.0%	70.5%
Expense ratio(4)	20.3%	35.7%	23.6%

Combined ratio(5)	90.9%	105.7%	94.1%

	Reinsurance	Insurance	Total(1)
Year Ended December 31, 2011	(in millions, except ratios)
Gross premiums written	$—	$1,141.0	$1,141.0
Net premiums written	—	774.7	774.7
Net premiums earned	$—	$747.6	$747.6
Net loss and LAE	—	430.0	430.0
Commissions, brokerage and other underwriting expenses	—	268.1	268.1

Underwriting profit(2)	$—	$49.5	49.5

Net investment income			117.4
Net realized capital gains			79.7
Other than temporary impairment losses			(3.6)
Gain on bargain purchase			—
Other income			0.7
Other operating expenses			26.2
Corporate administration			—
Amortization of intangible assets			3.4
Interest expense			0.1

Earnings before income taxes			$214.0

Loss ratio(3)	n/a	57.5%	57.5%
Expense ratio(4)	n/a	35.9%	35.9%

Combined ratio(5)	n/a	93.4%	93.4%

(1)	Totals exclude elimination of minor reinsurance activity between segments which is reported in corporate activities.

(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace net earnings determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.

(3)	The loss ratio is derived by dividing the amount of net loss and LAE incurred by net premiums earned, all as determined in accordance with GAAP.

(4)	The expense ratio is derived by dividing the amount of commission, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.

(5)	The combined ratio is the sum of the loss ratio and expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or insurance company has to spend on net loss and LAE, and commission, brokerage and other underwriting expenses.

The results of our total reinsurance and insurance segments for 2013 compared with 2012, and 2012 compared with 2011, reflect impacts that arose from the merger. These impacts primarily relate to the write-off of deferred acquisition costs of TransRe as of the TransRe Acquisition Date, as well as the establishment of an intangible asset roughly approximating the amount of deferred acquisition costs. This intangible asset was amortized over an approximate one year period, similar to how deferred acquisition costs are amortized, but is shown as part of amortization of intangible assets as opposed to part of commissions, brokerage and other underwriting expenses. This amortization was largely completed as of March 6, 2013, the one year anniversary of the TransRe Acquisition Date. In addition, as the merger closed on March 6, 2012, comparative balances for 2013 reflect activity for the entire year while balances for 2012 reflect activity at TransRe only for the 300 day period from the TransRe Acquisition Date to December 31, 2012.

The earnings before income taxes of our total reinsurance and insurance segments in 2013 increased from 2012, primarily reflecting improved underwriting results and higher net investment income and the absence of merger impacts, which were significant to the 2012 results, partially offset by lower other income. Improved underwriting results are due primarily to lower catastrophe losses in 2013 and higher net favorable development from prior accident years on loss and LAE reserves in 2013. As described above, the decrease in catastrophe losses in 2013 from 2012 reflects the fact that we incurred significant losses from Super Storm Sandy in 2012. Higher net favorable development from prior accident years on loss and LAE reserves in 2013 reflects favorable development from reinsurance loss and LAE reserves, partially offset by net unfavorable development from insurance loss and LAE reserves in 2013. Aside from the impact of the merger, the increase in net investment income reflects higher income from other invested assets, as well as higher interest and dividend income. As described above, the impacts of the merger in 2012 included the net impact from the inclusion of TransRe’s results for only a 300 day period. Other income in 2012 includes a $23.5 million gain from the settlement of a dispute between TransRe and American International Group, Inc., or “AIG.”

The earnings before income taxes of our total reinsurance and insurance segments in 2012 increased from 2011, primarily reflecting merger impacts in 2012, and, to a lesser extent, higher other income, partially offset by higher catastrophe losses in 2012. As described above, the impacts of the merger in 2012 included the net impact from the inclusion of TransRe’s results in 2012. Other income in 2012 includes a $23.5 million gain from the settlement of a dispute between TransRe and AIG. As described above, we incurred significant catastrophe losses from Super Storm Sandy in 2012.

Reinsurance Segment Underwriting Results

The reinsurance segment is comprised of TransRe’s property and casualty & other lines of business. TransRe also writes a modest amount of property and casualty insurance business, which is included in the reinsurance segment. For a more detailed description of our reinsurance segment, see Part I, Item 1, “Business—Segment Information—Reinsurance Segment” of this Form 10-K.

The underwriting results of the reinsurance segment are presented below.

	Property	Casualty & Other(1)	Total
	(in millions, except ratios)
Year Ended December 31, 2013
Gross premiums written	$1,129.9	$2,293.1	$3,423.0
Net premiums written	988.4	2,259.6	3,248.0
Net premiums earned	$989.2	$2,289.5	$3,278.7
Net loss and LAE	316.5	1,609.9	1,926.4
Commissions, brokerage and other underwriting expenses	293.3	725.0	1,018.3

Underwriting profit (loss)(2)	$379.4	$(45.4)	$334.0

Loss ratio(3)	32.0%	70.3%	58.8%
Expense ratio(4)	29.7%	31.7%	31.1%

Combined ratio(5)	61.7%	102.0%	89.9%

Year Ended December 31, 2012
Gross premiums written	$966.2	$1,974.0	$2,940.2
Net premiums written	896.9	1,943.8	2,840.7
Net premiums earned	$900.9	$2,015.0	$2,915.9
Net loss and LAE	566.4	1,491.7	2,058.1
Commissions, brokerage and other underwriting expenses	191.1	400.0	591.1

Underwriting profit(2)	$143.4	$123.3	$266.7

Loss ratio(3)	62.9%	74.0%	70.6%
Expense ratio(4)	21.2%	19.9%	20.3%

Combined ratio(5)	84.1%	93.9%	90.9%

(1)	Primarily consists of the following assumed reinsurance lines of business: D&O liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.

(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace net earnings determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.

(3)	The loss ratio is derived by dividing the amount of net loss and LAE incurred by net premiums earned, all as determined in accordance with GAAP.

(4)	The expense ratio is derived by dividing the amount of commission, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.

(5)	The combined ratio is the sum of the loss ratio and expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or insurance company has to spend on net loss and LAE, and commission, brokerage and other underwriting expenses.

Reinsurance Segment – Property. The increases in gross premiums written, net premiums earned and commissions, brokerage and other underwriting expenses in 2013 from 2012 primarily reflect the impact from the merger, specifically related to the inclusion of operations from TransRe for the entire year for 2013, compared with the 300 day period subsequent to the TransRe Acquisition Date for 2012.

Absent the impact from the merger, gross premiums written and net premiums earned would have decreased in 2013 from 2012. The decrease in gross premiums written reflects an increasingly competitive reinsurance market, which is expanding its capacity despite the lack of market need, as well as decisions made by TransRe in recent years to non-renew or reduce participation on certain potentially less profitable treaties and shift certain business from proportional to potentially more profitable non-proportional exposure. The decrease in net premiums earned primarily reflects a decrease in gross premiums written in recent quarters. In addition, the decrease in both gross premiums written and net premiums earned reflects the absence of significant assumed reinstatement premiums, compared with $25.3 million recorded in 2012 related to Super Storm Sandy.

The decrease in net losses and LAE primarily reflects a decrease in catastrophe losses and an increase in favorable prior accident year development on loss reserves, partially offset by the inclusion of operations from TransRe for the entire year for 2013, compared with the 300 day period subsequent to the TransRe Acquisition Date for 2012. Net loss and LAE includes catastrophe losses, net of reinsurance, of $92.1 million in 2013, compared with $252.2 million of catastrophe losses in 2012, all of which related to Super Storm Sandy. Catastrophe losses in 2013 primarily reflect net losses from flooding in Germany in May 2013, flooding in Central Europe and Canada in June 2013, hurricanes in Mexico in September 2013 and hailstorms in Germany and Canada in July 2013.

Net loss and LAE for 2013 reflect $184.7 million of favorable prior accident year development on loss reserves, compared with $56.6 million of favorable development in 2012. For 2013, the $184.7 million favorable development includes $73.7 million related to Super Storm Sandy. The remaining $111.0 million of favorable development related primarily to catastrophe events prior to 2012, including flooding that took place in Thailand and the Tohoku earthquake in Japan, both of which occurred in 2011, and to prior accident year non-catastrophe reserves from recent accident years. The $184.7 million favorable development in 2013 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The $184.7 million favorable development did not impact the assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in 2013. For 2012, the $56.6 million favorable development related to favorable loss development from prior accident years on loss and LAE reserves acquired on the TransRe Acquisition Date.

The increase in commissions, brokerage and other underwriting expenses primarily reflects the diminished favorable impact arising from the acquisition method of accounting, as further explained below.

The increase in underwriting profit in 2013 from 2012 primarily reflects an increase in net premiums earned and a decrease in net loss and LAE, partially offset by an increase in commissions, brokerage and other underwriting expenses, all as discussed above.

Reinsurance Segment – Casualty & Other. The increases in gross premiums written, net premiums earned, and commissions, brokerage and other underwriting expenses in 2013 from 2012 primarily reflect the impact from the merger, specifically related to the inclusion of operations from TransRe for the entire year for 2013, compared with the 300 day period subsequent to the TransRe Acquisition Date for 2012.

Absent the impact from the merger, gross premiums written and net premiums earned would have decreased in 2013 from 2012. The decrease in gross premiums written reflects an increasingly competitive reinsurance market and a decreasing amount of risk premium being ceded by insurers, as well as decisions made by TransRe in recent years to non-renew or reduce participation on certain potentially less profitable treaties and shift certain business from proportional to potentially more profitable non-proportional exposure. The decrease in net premiums earned primarily reflects a decrease in gross premiums written in recent quarters.

The increase in net losses and LAE primarily reflects the inclusion of operations from TransRe for the entire year for 2013, compared with the 300 day period subsequent to the TransRe Acquisition Date for 2012, partially offset by a lower loss ratio in the current accident year including an absence of catastrophe losses in 2013, compared with $26.2 million of catastrophe losses, net of reinsurance, incurred in 2012 related to Super Storm Sandy.

Net losses and LAE for 2013 include $39.4 million of favorable development of prior accident year loss reserves, compared with $31.2 million of favorable development in 2012. Of the $39.4 million favorable development in 2013, $35.7 million related to certain medical malpractice treaties, or “the Malpractice Treaties.” Under the terms of the Malpractice Treaties, the increased underwriting profits created by the favorable development are to be retained by the cedants. As a result, TransRe recorded an offsetting increase in profit commission expense incurred. The remaining $3.7 million of favorable development related to a variety of casualty & other lines of business. The $39.4 million of favorable development in 2013 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods in the casualty & other lines of business. The $39.4 million favorable development did not impact the assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in 2013. For 2012, the $31.2 million favorable development related to favorable loss development from prior accident years on loss and LAE reserves acquired on the TransRe Acquisition Date.

The increase in commissions, brokerage and other underwriting expenses primarily reflects the diminished favorable impact arising from the acquisition method of accounting, as further explained below, and to a lesser extent, the $35.7 million of profit commission expense incurred related to the Malpractice Treaties, as described above.

The underwriting loss in 2013, compared with an underwriting profit in 2012, primarily reflects an increase in net loss and LAE and commissions, brokerage and other underwriting expenses, partially offset by an increase in net premiums earned, all as discussed above.

For both the property and the casualty & other lines of business, the expense ratio for 2012 was favorably impacted as a result of applying the acquisition method of accounting for the merger because deferred acquisition costs were written off at the TransRe Acquisition Date. As of March 6, 2013, the application of the acquisition method of accounting no longer had a significant impact on the expense ratio. Consequently, the impact on the expense ratio for 2013 was not significant. Excluding the impact of the application of the acquisition method of accounting, the expense ratio for the reinsurance segment was estimated to be approximately 29 percent for 2012.

Insurance Segment Underwriting Results

The insurance segment is comprised of AIHL’s RSUI, Capitol and PCC operating subsidiaries. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business—Segment Information—Insurance Segment” of this Form 10-K.

The underwriting results of the insurance segment are presented below.

	RSUI	Capitol	PCC(1)	Total
	(in millions, except ratios)
Year Ended December 31, 2013
Gross premiums written	$1,261.6	$182.8	$42.0	$1,486.4
Net premiums written	827.2	171.4	40.8	1,039.4
Net premiums earned	$764.0	$157.6	$38.9	$960.5
Net loss and LAE	404.2	104.5	44.2	552.9
Commissions, brokerage and other underwriting expenses	208.9	84.1	27.9	320.9

Underwriting profit (loss)(2)	$150.9	$(31.0)	$(33.2)	$86.7

Loss ratio(3)	52.9%	66.3%	113.6%	57.6%
Expense ratio(4)	27.3%	53.4%	71.7%	33.4%

Combined ratio(5)	80.2%	119.7%	185.3%	91.0%

Year Ended December 31, 2012
Gross premiums written	$1,123.4	$158.1	$19.4	$1,300.9
Net premiums written	715.1	149.1	19.0	883.2
Net premiums earned	$655.8	$144.6	$16.7	$817.1
Net loss and LAE	466.2	85.9	20.1	572.2
Commissions, brokerage and other underwriting expenses	184.3	79.2	27.8	291.3

Underwriting profit (loss)(2)	$5.3	$(20.5)	$(31.2)	$(46.4)

Loss ratio(3)	71.1%	59.4%	120.0%	70.0%
Expense ratio(4)	28.1%	54.8%	166.5%	35.7%

Combined ratio(5)	99.2%	114.2%	286.5%	105.7%

Year Ended December 31, 2011
Gross premiums written	$986.5	$150.4	$4.1	$1,141.0
Net premiums written	627.9	141.6	5.2	774.7
Net premiums earned	$593.8	$149.3	$4.5	$747.6
Net loss and LAE	315.2	83.3	31.5	430.0
Commissions, brokerage and other underwriting expenses	170.8	72.7	24.6	268.1

Underwriting profit (loss)(2)	$107.8	$(6.7)	$(51.6)	$49.5

Loss ratio(3)	53.1%	55.7%	701.0%	57.5%
Expense ratio(4)	28.8%	48.7%	547.1%	35.9%

Combined ratio(5)	81.9%	104.4%	1,248.1%	93.4%

(1)	Includes underwriting results of AIHL Re.

(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace net earnings determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.

(3)	The loss ratio is derived by dividing the amount of net loss and LAE incurred by net premiums earned, all as determined in accordance with GAAP.

(4)	The expense ratio is derived by dividing the amount of commission, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.

(5)	The combined ratio is the sum of the loss ratio and expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or insurance company has to spend on net loss and LAE, and commission, brokerage and other underwriting expenses.

RSUI. The increase in gross premiums written in 2013 from 2012, and in 2012 from 2011, primarily reflects some improvements in market conditions in most lines of business, particularly for the umbrella, D&O liability, professional liability and binding authority lines of business, evidenced by favorable renewal retention rates and strong new business submissions. The increase in net premiums earned in 2013 from 2012, and in 2012 from 2011, primarily reflects an increase in gross premiums written.

The decrease in net loss and LAE in 2013 from 2012 primarily reflects lower catastrophe losses, net of reinsurance, partially offset by the impact of higher net premiums earned and less favorable prior accident year development on casualty loss reserves. The increase in net loss and LAE in 2012 from 2011 primarily reflects higher catastrophe losses and the impact of an increase in net premiums earned, and, to a lesser extent, less favorable prior accident year development on casualty loss reserves, partially offset by unfavorable prior accident year development on property loss reserves in 2012.

Catastrophe losses, net of reinsurance, were $58.8 million in 2013, $191.7 million in 2012 and $74.3 million in 2011. Catastrophe losses in 2013 include flooding in Colorado in September 2013 and severe weather in the Midwestern U.S., including tornados in Oklahoma in May 2013. Catastrophe losses in 2012 include $155.0 million of net losses from Super Storm Sandy in October 2012. In addition, there was $6.2 million of ceded premiums related to Super Storm Sandy in 2012. Catastrophe losses in 2011 primarily reflect net losses from severe weather, particularly tornados, in the Southeastern and Midwestern U.S. in April and May 2011, as well as from Hurricane Irene, which affected the East Coast of the U.S. in August 2011. In addition, RSUI incurred a $14.4 million property loss arising from the magnitude 5.8 earthquake that occurred in Northern Virginia in August 2011. This earthquake was not classified as a catastrophic event by the property and casualty industry.

Net loss and LAE for 2013 reflect $8.0 million of unfavorable prior accident year development on property loss reserves, compared with $17.0 million of unfavorable prior accident year development in 2012 and $3.3 million of favorable prior accident year development in 2011. For 2013, the $8.0 million includes $8.5 million of unfavorable development from Hurricane Katrina in 2005, which arose from a significant claim that settled for a larger amount than previously estimated due to an adverse court ruling, partially offset by net favorable development with respect to other property reserves. For 2012, the $17.0 million includes $9.7 million of unfavorable development from Hurricane Ike in 2008.

Net loss and LAE for 2013 reflect $25.9 million of favorable prior accident year development on casualty loss reserves, compared with $48.1 million of favorable prior accident year development in 2012 and $56.2 million of net favorable prior accident year development in 2011. For 2013, the $25.9 million favorable development related primarily to umbrella/excess liability and professional liability lines of business, primarily for the 2005 through 2010 accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. For 2012, the $48.1 million favorable development related primarily to the umbrella/excess liability, general liability, professional liability and D&O liability lines of business primarily for the 2005 through 2008 accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. For 2011, the $56.2 million of net favorable development related primarily to the umbrella/excess, general liability and professional liability lines of business, primarily for the 2003 through 2008 accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. The 2011 net favorable development was partially offset by unfavorable prior accident year development in the D&O liability line of business, primarily reflecting adverse legal developments associated with a large claim from the 2007 accident year.

With respect to the $25.9 million of favorable prior accident year development on casualty loss reserves in 2013, actual losses from prior accident years for such lines of business, which include both loss payments and case reserves, were lower than expected through December 31, 2013. The amount of lower actual losses than expected, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 0.2 percent. Such reduction did not impact the assumptions used in estimating RSUI’s loss and LAE.

The increase in commissions, brokerage and other underwriting expenses in 2013 compared with 2012, and in 2012 compared with 2011, is due primarily to the impact of higher net premiums earned.

The increase in RSUI’s 2013 underwriting profit compared with 2012 primarily reflects an increase in net premiums earned and a decrease in net loss and LAE, partially offset by an increase in commissions, brokerage and other underwriting expenses, all as discussed above. The decrease in RSUI’s underwriting profit in 2012 from 2011 primarily reflects an increase in loss and LAE, partially offset by an increase in net premiums earned, all as discussed above.

RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk, and catastrophe excess-of-loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus will expire on April 30, 2014.

Additional information regarding RSUI’s use of reinsurance for its property line of business and risks related to reinsurance recoverables can be found on pages 32 and 33 and pages 44 and 45 of this Form 10-K.

Capitol. The increase in gross premiums written in 2013 from 2012, and in 2012 from 2011, primarily reflects growth in Capitol’s property and casualty lines of business and, to a lesser extent, Capitol’s surety lines of business. Net premiums earned increased in 2013 compared with 2012 primarily reflecting an increase in gross premiums written in recent quarters. Net premiums earned decreased in 2012 from 2011 as a result of lower gross premiums written during the third and fourth quarters of 2011 compared with gross premiums written in the third and fourth quarters of 2010.

The increase in net loss and LAE in 2013 from 2012, and in 2012 from 2011, primarily reflects the impact of net unfavorable prior accident year development on loss reserves. Net loss and LAE for 2013 reflect $25.8 million of net unfavorable development, compared with $13.2 million of net unfavorable development in 2012 and $5.0 million of net unfavorable development in 2011. For 2013, the $25.8 million net unfavorable development includes $19.4 million of unfavorable development related to certain casualty lines of business and certain specialty casualty classes of business written through a program administrator in connection with a terminated program, or the “Terminated Program,” primarily in the 2010 and 2009 accident years. Net unfavorable development also includes $10.4 million of net unfavorable development on ongoing lines of business, partially offset by $4.0 million of favorable development from Capitol’s asbestos-related illness and environmental impairment reserves. The $10.4 million of net unfavorable development on ongoing lines of business in 2013 is from workers’ compensation and certain other casualty lines of business, and related primarily to unfavorable loss emergence on a few individual claims, partially offset by favorable development on surety lines of business. For 2012, the $13.2 million net unfavorable development includes $22.2 million unfavorable development related to the Terminated Program in the 2010 and 2009 accident years, partially offset by net favorable development in certain of Capitol’s casualty and surety lines of business. For 2011, the $5.0 million net unfavorable development includes $14.6 million of unfavorable development related to the Terminated Program, partially offset by net favorable development in certain of Capitol’s casualty lines of business. The unfavorable development related to the Terminated Program in 2013, 2012 and 2011 reflect continued unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods for such business.

With respect to the $25.8 million net unfavorable prior accident year development on loss reserves in 2013, actual losses from prior accident years for such lines of business, which include both loss payments and case reserves, were higher than expected through December 31, 2013. The amount of higher actual losses than expected, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 10.7 percent. Such reduction did not impact the assumptions used in estimating Capitol’s loss and LAE.

The increase in commissions, brokerage and other underwriting expenses in 2013 compared with 2012 is due primarily to the impact of higher net premiums earned. The increase in commissions, brokerage and other underwriting expenses in 2012 compared with 2011 is due primarily to a $5.1 million increase in such expenses due to a change in the accounting rules for deferred acquisition costs.

The increase in Capitol’s underwriting loss in 2013 from 2012 primarily reflects an increase in loss and LAE, partially offset by an increase in net premiums earned, all as discussed above. The increase in Capitol’s underwriting loss in 2012 from 2011 primarily reflects an increase in loss and LAE and commissions, brokerage and other underwriting expenses and a decrease in net premiums earned, all as discussed above.

PCC. Commencing August 1, 2009, PCC ceased soliciting new or renewal business on a direct basis due to its determination that it was unable to write business at rates it deemed adequate due to the state of the California workers’ compensation market. After taking steps to transition to being a brokerage carrier, PCC began writing a modest amount of new business through brokers during 2011. This business increased in 2012 and 2013 as market conditions improved. PCC reported an underwriting loss of $33.2 million in 2013, $31.2 million in 2012 and $51.6 million in 2011. The underwriting losses are primarily due to PCC’s ongoing expenses relative to comparatively low premiums earned and unfavorable prior accident year development on loss reserves.

Loss and LAE for 2013 include $13.2 million of unfavorable prior accident year development on prior accident year workers’ compensation loss reserves compared with a $5.6 million unfavorable development in 2012 and a $28.7 unfavorable prior accident year development in 2011. For 2013 and 2012, the unfavorable development reflects unfavorable workers’ compensation loss emergence compared with loss emergence patterns assumed in earlier periods primarily for the 2005 through 2009 accident years, and to a lesser extent, an increase in unallocated LAE reserves and a decrease in ceded losses. For 2011, the $28.7 million of unfavorable development specifically related to an unanticipated increase in medical claims emergence, the absence of anticipated favorable indemnity claims emergence, and an increase in LAE reserves arising in part from an increased use of outside counsel to assist in the settlement process, as well as a decrease in ceded loss and LAE reserves based on a review of reinsurance coverage estimates.

In the second quarter of 2013, AIHL Re and PCC’s wholly-owned subsidiary, PCIC, entered into an intercompany reinsurance contract, effective January 1, 2013, pursuant to which AIHL Re provides PCIC with coverage for adverse development on net loss and allocated LAE in excess of PCIC’s carried reserves at December 31, 2012 and accident year stop-loss coverage for any net losses and allocated LAE in excess of 75.0 percent of net premiums earned for PCIC for accident years 2013, 2014 and 2015. AIHL Re’s commitments also are intended to cover the statutory collateral requirements at PCIC, if and when necessary. AIHL Re’s obligations are subject to an aggregate limit of $100.0 million. In connection with such intercompany reinsurance agreement, Alleghany and AIHL Re entered into a contract whereby Alleghany will guarantee the recoverable balances owed to PCIC from AIHL Re up to $100.0 million. Subsequent to the entry into the above agreements, A.M. Best upgraded PCIC’s rating to A- (Excellent) from B++ (Good). The above agreements had no impact on our consolidated results of operations and financial condition. From a segment reporting perspective, the financial results of AIHL Re, which are substantially attributable to its intercompany contract with PCIC, have been included in the results of PCC, with all intercompany balances eliminated.

Total Reinsurance and Insurance Segments’ Investment Results

Following is information relating to segment investment results.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net investment income	$415.2	$317.5	$117.4
Net realized capital gains	197.7	117.9	79.7
Other than temporary impairment losses	(44.0)	(2.9)	(3.6)

Net Investment Income. The increase in net investment income for the reinsurance and insurance segments in 2013 from 2012 is due primarily to the inclusion of operations from TransRe for the entire year for 2013, compared with only 300 days subsequent to the TransRe Acquisition Date for 2012. Aside from the impact of the merger, the increase in net investment income reflects higher income from other invested assets, as well as higher interest and dividend income.

The increase in net investment income for the reinsurance and insurance segments in 2012 from 2011 is due principally to the impact of including TransRe’s results commencing on the TransRe Acquisition Date, partially offset by a decrease in interest income in the insurance segment due to lower prevailing market yields.

Approximate yields of the reinsurance and insurance segments’ debt securities for 2013, 2012 and 2011 are as follows:

Year	Average Investment (1)	Pre-Tax Net Interest Income (2)	After-Tax Net Interest Income (3)	Effective Yield (4)	After-Tax Yield (5)
	(in millions, except for percentages)
2013	$14,917.7	$327.8	$282.1	2.2%	1.9%
2012	15,401.3	287.7	251.3	1.9%	1.6%
2011	2,649.7	99.0	77.1	3.7%	2.9%

(1)	Average of amortized cost of debt securities portfolio at beginning and end of period. With respect to the debt securities owned by TransRe, the beginning of the period is the TransRe Acquisition Date.

(2)	After investment expenses and excluding net realized gains and OTTI losses.

(3)	Pre-tax net interest income less income taxes.

(4)	Pre-tax net interest income for the period divided by average investments for the same period.

(5)	After-tax net interest income for the period divided by average investments for the same period.

Net Realized Capital Gains. Net realized capital gains in 2013 related primarily to sales of equity securities. In addition, net realized capital gains in 2013 includes a realized capital loss of $5.0 million relating to a non-cash impairment charge for certain finite-lived intangible assets at Capitol. Net realized capital gains in 2012 and 2011 relate primarily to sales of equity securities in the energy sector, including a gain from the sale in January 2012 of shares of common stock of Exxon Mobil held at the insurance segment level.

Other Than Temporary Impairment Losses. OTTI losses in 2013 reflect $44.0 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $44.0 million of OTTI losses, $42.6 million related to equity securities, primarily in the chemical and energy sectors, and $1.4 million related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the duration of the decline in fair value of such securities relative to their cost as of the balance sheet date.

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

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of December 31, 2013 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which fair values of these securities had been below cost were not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for 12 months or more as of December 31, 2013); (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term business prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

See Note 4 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail on gross unrealized investment losses for debt and equity securities as of December 31, 2013.

Corporate Activities Operating Results

The operating results of corporate activities is presented below.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net premiums earned	$—	$—	$—
Net investment income	50.5	(4.5)	(8.5)
Net realized capital gains	34.4	40.0	47.4
Other than temporary impairment losses	—	—	—
Gain on bargain purchase	—	494.9	—
Other income	76.9	31.2	1.1

Total revenues	161.8	561.6	40.0

Net loss and LAE	—	—	—
Commissions, brokerage and other underwriting expenses	—	—	—
Other operating expenses	81.2	34.5	4.9
Corporate administration	36.1	75.8	41.0
Amortization of intangible assets	0.2	—	—
Interest expense	37.4	27.6	17.3

Earnings (losses) before income taxes	$6.9	$423.7	$(23.2)

Corporate activities results include the results of BKI beginning April 26, 2012, and Kentucky Trailer beginning August 30, 2013. As a consequence, other income and other operating expenses have increased in 2013 compared with 2012, and in 2012 compared with 2011.

The decrease in earnings before income taxes in 2013 compared with 2012 primarily reflects the absence of a gain on bargain purchase in 2013, which was significant in 2012, and to a lesser extent, higher interest expense in 2013, partially offset by lower corporate administration expense in 2013. Higher interest expense is due to the issuance of the 2022 Senior Notes (as defined on page 82 of this Form 10-K) on June 26, 2012. The lower corporate administration expense in 2013 is due primarily to the absence of Transaction Costs, which amounted to $33.8 million in 2012, and to a lesser extent, the impact of freezing and/or termination of certain parent-level employee benefit plans. In 2013, we determined to: (i) freeze the benefits associated with our unfunded, noncontributory defined benefit pension plan for parent-level executives, effective December 31, 2013; and (ii) terminate our two retiree health plans for parent-level executives and employees, effective September 30, 2013. As a result of these decisions, we recorded a pre-tax $8.8 million reduction to corporate administration expense in 2013.

The earnings before income taxes in 2012 compared with the loss before income taxes in 2011 primarily reflect the gain on bargain purchase from the merger, partially offset by higher corporate administration expense and higher interest expense. The higher corporate administration expense in 2012 is due primarily to $33.8 million of Transaction Costs, including $18.0 million payable to our investment bankers, compared with $19.3 million of Transaction Costs incurred in 2011. Corporate administration expense in 2012 also reflects higher compensation and incentive compensation expense due to the impact of the merger on our incentive accruals and changes in staffing at the parent level. Higher interest expense is due to the 2022 Senior Notes which were issued on June 26, 2012.

Net realized capital gains in 2013 primarily reflect the sale of Homesite on December 31, 2013, partially offset by sales of equity securities at a realized capital loss. Net realized capital gains in 2012 and 2011 primarily reflect gains from the sale of shares of Exxon Mobil Corporation common stock held at the corporate-level in the first quarter of 2012 and the fourth quarter of 2011.

Net investment income for corporate activities includes our equity share of results in Homesite and ORX, as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Homesite	$42.9	$(6.9)	$(20.2)
ORX	(1.0)	(4.5)	(0.7)
Interest, dividends and other — net	8.6	6.9	12.4

Net investment income	$50.5	$(4.5)	$(8.5)

The Homesite results for 2013 (prior to its sale on December 31, 2013) primarily reflect favorable development on Homesite’s loss and LAE reserves and favorable levels of weather-related claims. The Homesite losses in 2012 reflect the impact of increased homeowners insurance claims from severe weather during the year, and $13.2 million of losses representing our share of Homesite’s loss from Super Storm Sandy in October 2012, partially offset by the favorable impact of higher premium rates. Homesite losses in 2011 primarily reflect the impact of increased homeowners insurance claims from severe weather, particularly tornados, in the southeastern and midwestern U.S., as well as from Hurricane Irene. Homesite losses in 2011 also reflect a tax valuation adjustment.

The higher interest, dividends and other – net in 2013 compared with 2012 primarily reflects higher income from other invested assets.

The lower interest, dividends and other – net in 2012 compared with 2011 primarily reflects significantly lower dividends, partially offset by higher interest income. Lower dividends are due primarily to the sale in January 2012 of shares of Exxon Mobil Corporation common stock held at the corporate-level. Higher interest income reflects the investment of proceeds arising from the issuance of Alleghany Senior Notes (as defined on page 84 of this Form 10-K) on June 26, 2012.

Reserve Review Process

Our reinsurance and insurance subsidiaries analyze, at least quarterly, liabilities for unpaid loss and LAE established in prior years and adjust their expected ultimate cost, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior accident year loss reserve development. The following table presents the reserves established in connection with the loss and LAE of our reinsurance and insurance subsidiaries on a gross and net basis by line of business. These reserve amounts represent the accumulation of estimates of ultimate loss (including for incurred but not reported) and LAE.

	As of December 31, 2013			As of December 31, 2012			As of December 31, 2011
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	(in millions)
Reinsurance Segment
Property	$1,109.4	$(47.2)	$1,062.2	$1,383.9	$(59.5)	$1,324.4	$—	$—	$—
Casualty & Other(1)	8,363.7	(406.9)	7,956.8	8,393.9	(385.5)	8,008.4	—	—	—

	9,473.1	(454.1)	9,019.0	9,777.8	(445.0)	9,332.8	—	—	—

Insurance Segment
Property	384.9	(176.3)	208.6	449.9	(186.1)	263.8	192.4	(62.3)	130.1
Casualty(2)	1,827.5	(648.9)	1,178.6	1,755.6	(654.3)	1,101.3	1,844.0	(741.7)	1,102.3
Workers’ Compensation	156.4	(3.8)	152.6	153.3	(13.0)	140.3	167.5	(12.0)	155.5
All other(3)	165.5	(73.9)	91.6	152.1	(63.6)	88.5	109.1	(15.8)	93.3

	2,534.3	(902.9)	1,631.4	2,510.9	(917.0)	1,593.9	2,313.0	(831.8)	1,481.2

Eliminations	(54.9)	54.9	—	(48.9)	56.1	7.2	—	—	—

Total	$11,952.5	$(1,302.1)	$10,650.4	$12,239.8	$(1,305.9)	$10,933.9	$2,313.0	$(831.8)	$1,481.2

(1)	Primarily consists of assumed: D&O liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; asbestos-related illness and environmental impairment liability; and credit.

(2)	Primarily consists of direct: umbrella/excess; D&O liability; professional liability; and general liability.

(3)	Primarily consists of commercial multi-peril, surety and loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees.

Changes in Gross and Net Loss and LAE Reserves between December 31, 2013 and December 31, 2012

Gross and net loss and LAE reserves as of December 31, 2013 decreased from December 31, 2012, reflecting a decrease in our reinsurance segment loss and LAE reserves, partially offset by a slight increase in our insurance segment loss and LAE reserves. The decrease in gross and net loss and LAE reserves in the reinsurance segment primarily reflects favorable development from prior accident years and payments related to catastrophic events occurring in prior years. The slight increase in gross and net loss and LAE reserves in the insurance segment primarily reflects the impact of higher net premiums earned in 2013, partially offset by the impact of property loss claims resulting from Super Storm Sandy paid by RSUI in 2013.

Changes in Gross and Net Loss and LAE Reserves between December 31, 2012 and December 31, 2011

The significant increase in gross and net loss and LAE reserves as of December 31, 2012 compared with December 31, 2011 is primarily due to reserves acquired as a result of the merger, and, to a lesser extent, the impact of Super Storm Sandy.

Reinsurance Recoverables

In the normal course of their business, our reinsurance and insurance subsidiaries purchase reinsurance from highly-rated third party reinsurers in order to minimize loss from large losses or catastrophic events. The reinsurance purchased by our reinsurance and insurance subsidiaries does not relieve them from their obligations to their policyholders and cedants, and therefore, the financial strength of their reinsurers is important. As of December 31, 2013, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,363.7 million, consisting of $1,302.1 million of ceded outstanding loss and LAE and $61.6 million of recoverables on paid losses. See Part I, Item 1, “Business — Reinsurance Protection” of this Form 10-K for additional information on the reinsurance purchased by our reinsurance and insurance subsidiaries.

Information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of December 31, 2013 is as follows:

Reinsurer(1)	Rating(2)	Amount	Percentage
	(dollars in millions)
Swiss Reinsurance Company	A+ (Superior)	$157.6	11.4%
American International Group, Inc.	A (Excellent)	132.6	9.6
PartnerRe Ltd.	A+ (Superior)	107.1	7.7
Platinum Underwriters Holdings, Ltd.	A (Excellent)	94.9	6.9
Syndicates at Lloyd’s of London	A (Excellent)	93.2	6.7
W.R. Berkley Corporation	A+ (Superior)	79.2	5.7
Chubb Corporation	A+ (Superior)	73.4	5.3
Ace Ltd	A+ (Superior)	53.8	3.9
XL Group	A (Excellent)	50.7	3.7
Munich Reinsurance	A+ (Superior)	42.8	3.1
All other reinsurers		478.4	36.0

Total reinsurance recoverables(3)		$1,363.7	100.0%

Secured reinsurance recoverables(4)		$152.0	11.0%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.

(2)	Represents the A.M. Best financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.

(3)	Approximately 94.8 percent of our reinsurance recoverables balance as of December 31, 2013 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher.

(4)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

We had no allowance for uncollectible reinsurance as of December 31, 2013.

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

Each of our reinsurance and insurance subsidiaries establishes reserves on its balance sheet for unpaid loss and LAE related to its property and casualty reinsurance and insurance contracts. As of any balance sheet date, there are claims that have not yet been reported, and some claims may not be reported for many years after the date a loss occurs. As a result of this historical pattern, the liability for unpaid loss and LAE includes significant estimates for IBNR claims. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits, and certain claims may take years to settle, especially if legal action is involved. As a result, the liabilities for unpaid loss and LAE include significant judgments, assumptions and estimates made by management relating to the actual ultimate losses that will arise from the claims. Due to the inherent uncertainties in the process of establishing these liabilities, the actual ultimate loss from a claim is likely to differ, perhaps materially, from the liability initially recorded.

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

Our insurance operating subsidiaries provide coverage on both a claims-made and occurrence basis. Claims-made policies generally require that claims occur and be reported during the coverage period of the policy. Occurrence policies allow claims which occur during a policy’s coverage period to be reported after the coverage period, and as a result, these claims can have a very long claim tail, occasionally extending for decades. Casualty claims can have a very long claim tail, in certain situations extending for many years. In addition, casualty claims are more susceptible to litigation and the legal environment and can be significantly affected by changing contract interpretations, all of which contribute to extending the claim tail. For long-tail casualty lines of business, estimating the ultimate liabilities for unpaid loss and LAE is a more complex process and depends on a number of factors, including the line and volume of the business involved. For these reasons, our insurance operating subsidiaries will generally use actuarial projections in setting reserves for all casualty lines of business.

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

In conformity with GAAP, our reinsurance and insurance subsidiaries are not permitted to establish reserves for catastrophe losses that have not occurred. Therefore, losses related to a significant catastrophe, or accumulation of catastrophes, in any reporting period could have a material adverse effect on our results of operations and financial condition during that period.

We believe that the reserves for unpaid loss and LAE established by our reinsurance and insurance subsidiaries are adequate as of December 31, 2013; however, additional reserves, which could have a material impact upon our financial condition, results of operations, and cash flows, may be necessary in the future.

Methodologies and Assumptions. Our reinsurance and insurance subsidiaries use a variety of techniques that employ significant judgments and assumptions to establish the liabilities for unpaid loss and LAE recorded at the balance sheet date. These techniques include detailed statistical analyses of past claims reporting, settlement activity, claims frequency, internal loss experience, changes in pricing or coverages and severity data when sufficient information exists to lend statistical credibility to the analyses. More subjective techniques are used when statistical data is insufficient or unavailable. These liabilities also reflect implicit or explicit assumptions regarding the potential effects of future inflation, judicial decisions, changes in laws and recent trends in such factors, as well as a number of actuarial assumptions that vary across our reinsurance and insurance subsidiaries and across lines of business. This data is analyzed by line of business, coverage, accident year or underwriting year and reinsurance contract type, as appropriate.

Our loss reserve review processes use actuarial methods that vary by operating subsidiary and line of business and produce point estimates for each class of business. The actuarial methods used include the following methods:

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

The primary actuarial assumptions used by our reinsurance and insurance subsidiaries include the following:

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

•

Reported and paid loss emergence patterns represent management’s expectation of how losses will be reported and ultimately paid in the future based on the historical emergence patterns of reported and paid losses and are derived from past experience of our operating subsidiaries, modified for current trends. These emergence patterns are used to project current reported or paid loss amounts to their ultimate settlement value.

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

Loss Frequency and Severity. Loss frequency and severity are measures of loss activity that are considered in determining the key assumptions described above. Loss frequency is a measure of the number of claims per unit of insured exposure, and loss severity is a measure of the average size of claims. Factors affecting loss frequency include the effectiveness of loss controls and safety programs and changes in economic conditions or weather patterns. Factors affecting loss severity include changes in policy limits, retentions, rate of inflation and judicial interpretations. Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to our reinsurance or insurance operating subsidiary. The length of the loss reporting lag affects their ability to accurately predict loss frequency (loss frequencies are more predictable for lines with short reporting lags), as well as the amount of reserves needed for IBNR. If the actual level of loss frequency and severity is higher or lower than expected, the ultimate losses will be different than management’s estimates. A small percentage change in an estimate can result in a material effect on our reported earnings. The following table reflects the impact of changes, which could be favorable or unfavorable, in frequency and severity on our loss estimates for claims occurring in 2013:

	Frequency
Severity	1.0%	5.0%	10.0%
	(in millions)
1%	$53.9	$162.3	$297.7
5%	162.3	274.9	415.8
10%	297.7	415.8	563.3

Our net reserves for loss and LAE of $10.7 billion as of December 31, 2013 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. We believe the above analysis provides a reasonable benchmark for sensitivity as we believe it is within historical variation for our reserves. Currently, none of the scenarios is believed to be more likely than the other. See Note 1(k) and Note 6 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our loss and LAE.

Prior Year Development. Our reinsurance and insurance subsidiaries continually evaluate the potential for changes, both positive and negative, in their estimates of their loss and LAE liabilities and use the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for unpaid loss and LAE established in prior years, these liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect positive or negative development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both positive and negative, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior accident year reserve development. We adjusted our prior year loss and LAE reserve estimates during 2013, 2012 and 2011 based on current information that differed from previous assumptions made at the time such loss and LAE reserves were previously estimated. These reserve (decreases) increases to prior year net reserves are summarized as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Reinsurance:
Property	$(184.7)	$—	$—
Casualty & Other	(39.4)	—	—

	(224.1)	—	—

Insurance:
RSUI
Casualty	(25.9)	(48.1)	(56.2)
Property & Other, net	8.0	17.0	(3.3)

	(17.9)	(31.1)	(59.5)

Capitol	25.8	13.2	5.0
PCC	13.2	5.6	28.7

Total incurred related to prior years	$(203.0)	$(12.3)	$(25.8)

The more significant prior year adjustments affecting 2013, 2012 and 2011 are summarized as follows:

•

Reinsurance Segment – Property. The $184.7 million favorable development includes $73.7 million related to Super Storm Sandy. The remaining $111.0 million related to catastrophe events prior to 2012, including flooding that took place in Thailand and the Tohoku earthquake in Japan, both of which occurred in 2011, and to prior accident year non-catastrophe reserves from recent accident years. The $184.7 million favorable development in 2013 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods.

•

Reinsurance Segment – Casualty & Other. Of the $39.4 million favorable development in 2013, $35.7 million related to the Malpractice Treaties. Under the terms of the Malpractice Treaties, the increased underwriting profits created by the favorable development are to be retained by the cedants. As a result, TransRe recorded an offsetting increase in profit commission expense incurred. The remaining $3.7 million of favorable development related to a variety of casualty & other lines of business. The $39.4 million of favorable development in 2013 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods in the casualty & other lines of business.

•

RSUI – Casualty. For 2013, the $25.9 million favorable development related primarily to umbrella/excess liability and professional liability lines of business, primarily for the 2005 through 2010 accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. For 2012, the $48.1 million favorable development related primarily to the umbrella/excess liability, general liability, professional liability and D&O liability lines of business primarily for the 2005 through 2008 accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. For 2011, the $56.2 million net favorable development related primarily to the umbrella/excess, general liability and professional liability lines of business, primarily for the 2003 through 2008 accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. The 2011 net favorable development was partially offset by unfavorable prior accident year development in the D&O liability line of business, primarily reflecting adverse legal developments associated with a large claim from the 2007 accident year.

•

RSUI – Property & Other. For 2013, the $8.0 million includes $8.5 million of unfavorable development from Hurricane Katrina in 2005, which arose from a significant claim that settled for a larger amount than previously estimated due to an adverse court ruling, partially offset by net favorable development from other property reserves. For 2012, the $17.0 million includes $9.7 million of unfavorable development from Hurricane Ike in 2008.

•

Capitol. For 2013, the $25.8 million net unfavorable development includes $19.4 million of unfavorable development related to the Terminated Program in the 2010 and 2009 accident years, and $10.4 million of unfavorable development from workers’ compensation and certain other casualty lines of business, partially offset by $4.0 million of favorable development from Capitol’s asbestos-related illness and environmental impairment reserves. The $10.4 million unfavorable development in 2013 from workers’ compensation and certain other casualty lines of business related primarily to unfavorable loss emergence on a few individual claims, partially offset by favorable development on surety lines of business. For 2012, the $13.2 million net unfavorable development includes $22.2 million unfavorable development related to the Terminated Program in the 2010 and 2009 accident years, partially offset by net favorable development in certain of Capitol’s casualty and surety lines of business. For 2011, the $5.0 million net unfavorable development includes $14.6 million of unfavorable development related to the Terminated Program, partially offset by net favorable development in certain of Capitol’s casualty lines of business. The unfavorable development related to the Terminated Program in 2013, 2012 and 2011 reflect continued unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods for such business.

•

PCC. For 2013 and 2012, the unfavorable development reflects unfavorable workers’ compensation loss emergence compared with loss emergence patterns assumed in earlier periods primarily for the 2005 through 2009 accident years, and to a lesser extent, an increase in unallocated LAE reserves and a decrease in ceded losses. For 2011, the $28.7 million of unfavorable development specifically related to an unanticipated increase in medical claims emergence, the absence of anticipated favorable indemnity claims emergence, and an increase in LAE reserves arising in part from an increased use of outside counsel to assist in the settlement process, as well as a decrease in ceded loss and LAE reserves based on a review of reinsurance coverage estimates.

Asbestos and Environmental Impairment Reserves. Loss and LAE include amounts for risks relating to asbestos-related illness and environmental impairment. The reserves carried for such claims, including the IBNR portion, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for asbestos-related illness and environmental impairment losses, particularly for those occurring in 1985 and prior, which represents the majority of TransRe’s asbestos-related illness and environmental impairment reserves. This uncertainty is due to inconsistent and changing court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other reasons. Further, possible future changes in statutes, laws, regulations, theories of liability and other factors could have a material effect on these liabilities and, accordingly, future earnings. Although we are unable at this time to determine whether additional reserves, which could have a material adverse effect upon our results of operations, may be necessary in the future, we believe that our asbestos-related illness and environmental impairment reserves are adequate as of December 31, 2013. See Note 12(d) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” and pages 30 and 31 of this Form 10-K for additional information on loss and LAE for risks relating to asbestos-related illness and environmental impairment.

Reinsurance. Our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines, improve risk-adjusted portfolio returns and enable them to increase gross premium writings and risk capacity for other business without requiring additional capital. Although our reinsurance and insurance subsidiaries purchase reinsurance from highly-rated third party reinsurers, if the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, our reinsurance and insurance subsidiaries would remain liable for such amounts not paid by their reinsurers. Recoverables recorded with respect to claims ceded to reinsurers under reinsurance contracts are predicated in large part on the estimates for unpaid losses and, therefore, are also subject to a significant degree of uncertainty. In addition to the factors cited above, reinsurance recoverables may prove uncollectible if a reinsurer is unable or unwilling to perform under a contract. Reinsurance purchased by our reinsurance and insurance subsidiaries does not relieve them of their obligations to their own policyholders or cedants. Additional information regarding the use of, and risks related to, the use of reinsurance by our reinsurance and insurance subsidiaries can be found on pages 32 and 33 and pages 44 and 45 of this Form 10-K. Also see Note 1(f) and Note 5 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our reinsurance recoverables.

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

A three-tiered hierarchy for inputs is used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Assets classified as Level 3 principally include certain residential mortgage-backed securities, or “RMBS,” commercial mortgage-backed securities, or “CMBS,” other asset-backed securities, partnership investments and non-marketable equity investments. The valuation of Level 3 assets requires the greatest degree of judgment, as these valuations are based on techniques that use significant inputs that are unobservable. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset. Some Level 3 valuations are based entirely on non-binding broker quotes. These securities consist primarily of mortgage and asset-backed securities where reliable pool and loan level collateral information cannot be reasonably obtained.

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

Fair values for partnership and non-marketable equity investments are initially valued at the transaction price. Subsequently, fair value is based on the performance of the portfolio of investments or results of operations of the investee. Significant improvements or disruptions in the financial markets may result in directionally similar or opposite changes to the portfolio of the investee, depending on how management of the investee has correlated the portfolio of investments to the market. Also, any changes made by the investee to the investment strategy of the non-marketable equity investments could result in significant changes to fair value that have a positive or negative correlation to the performance observed in the equity markets. For those investments whose performance is based on the results of operations within a specific industry, significant events impacting that industry could materially impact fair value. Also, decisions and changes to strategy made by management of the investee could result in positive or negative outcomes, which could significantly impact the results of operations of the investee and subsequently fair value.

See Notes 1(b), 1(c), 3 and 4 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our investments and fair value.

Investment Impairment

The determination that an investment has incurred an OTTI loss in value requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term business prospects and all the relevant facts and circumstances.

We hold our equity and debt securities as available-for-sale, or “AFS,” and as such, these securities are recorded at fair value. We continually monitor the difference between cost and the estimated fair value of our investments, which involves uncertainty as to whether declines in value are temporary in nature. The analysis of any individual security’s decline in value is performed in its functional currency. If the decline of a particular investment is deemed temporary, we record the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, we write our cost-basis or amortized cost-basis down to the fair value of the investment and record an OTTI loss on our statement of earnings. In addition, any portion of such decline that related to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income, rather than charged against earnings.

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

Debt securities in an unrealized loss position are evaluated for OTTI if they meet any of the following criteria: (i) they are trading at a 20 percent discount to amortized cost for an extended period of time (nine consecutive months or longer); (ii) there has been a negative credit or news event with respect to the issuer that could indicate the existence of an OTTI; or (iii) we intend to sell or it is more likely than not that we will sell the debt security before recovery of its amortized cost basis.

If we intend to sell or it is more likely than not that we will sell a debt security before recovery of its amortized cost basis, the total amount of the unrealized loss position is recognized as an OTTI loss in earnings. To the extent that a debt security that is in an unrealized loss position is not impaired based on the preceding, we will consider a debt security to be impaired when we believe it to be probable that we will not be able to collect the entire amortized cost basis. For debt securities in an unrealized loss position as of the end of each quarter, we develop a best estimate of the present value of expected cash flows. If the results of the cash flow analysis indicate we will not recover the full amount of its amortized cost basis in the debt security, we record an OTTI loss in earnings equal to the difference between the present value of expected cash flows and the amortized cost basis of the debt security. If applicable, the difference between the total unrealized loss position on the debt security and the OTTI loss recognized in earnings is the non-credit related portion and is recorded as a component of other comprehensive income.

In developing the cash flow analyses for debt securities, we consider various factors for the different categories of debt securities. For municipal bonds, we take into account the taxing power of the issuer, source of revenue, credit risk and credit enhancements and pre-refunding. For mortgage and asset-backed securities, we discount our best estimate of future cash flows at an effective rate equal to the original effective yield of the security or, in the case of floating rate securities, at the current coupon. Our models include assumptions about prepayment speeds, default and delinquency rates, and underlying collateral (if any), as well as credit ratings, credit enhancements and other observable market data. For corporate bonds, we review business prospects, credit ratings and available information from asset managers and rating agencies for individual securities.

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

See Note 1(b) and Note 4(e) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our investments and investment impairments.

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

Goodwill and other intangible assets deemed to have an indefinite useful life are tested annually in the fourth quarter of every year for impairment. Goodwill and other intangible assets are also tested whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. A significant amount of judgment is required in performing goodwill and other intangible asset impairment tests. These tests may include estimating the fair value of our operating subsidiaries and other intangible assets. If it is determined that an asset has been impaired, the asset is written down by the amount of the impairment, with a corresponding charge to net earnings. Subsequent reversal of any impairment charge is not permitted.

With respect to goodwill, a qualitative assessment is first made to determine whether it is necessary to perform quantitative testing. This initial assessment includes, among others, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that the fair value of an operating subsidiary of ours may be less than its respective carrying amount, a second step is taken, involving a comparison between the estimated fair values of our operating subsidiaries with their respective carrying amounts including goodwill. Under GAAP, fair value refers to the amount for which the entire operating subsidiary may be bought or sold. The methods for estimating operating subsidiary values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. All of these methods involve significant estimates and assumptions. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and a third step is performed to measure the amount of impairment. The third step involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of the operating subsidiaries over the aggregate estimated fair values of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.

Our consolidated balance sheet as of December 31, 2013 includes goodwill of $99.7 million related to RSUI, Capitol, BKI and Kentucky Trailer, and intangible assets, net of amortization, of $127.3 million related to TransRe, RSUI, Capitol, BKI and Kentucky Trailer. See Note 1(i) and Note 2 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our goodwill and other intangible assets.

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

In addition to the policies described above which contain critical accounting estimates, our other accounting policies are described in Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. The accounting policies described in Note 1 require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities that do not meet the level of materiality required for a determination that the accounting policy includes critical accounting estimates. On an ongoing basis, we evaluate our estimates, including those related to the value of deferred acquisition costs, incentive compensation, income taxes, pension benefits and contingencies and litigation. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at the parent company. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of December 31, 2013, we held total marketable securities and cash of $840.0 million, compared with $731.7 million as of December 31, 2012. The increase during 2013 primarily reflects the receipt of dividends from TransRe, RSUI and Capitol, partially offset by investments in non-public equity securities and cash contributions to AIHL Re and ACC. The $840.0 million is comprised of $208.7 million at the parent company, $459.8 million at AIHL and $171.5 million at the TransRe holding company. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of December 31, 2013.

Stockholders’ equity attributable to Alleghany stockholders was approximately $6.9 billion as of December 31, 2013, compared with approximately $6.4 billion as of December 31, 2012. The increase in stockholders’ equity primarily reflects net earnings and an increase in unrealized appreciation on our equity securities portfolio in 2013, partially offset by a decrease in unrealized appreciation on our debt securities portfolio in 2013, reflecting a general rise in interest rates and, to a lesser extent, repurchases of our common stock. As of December 31, 2013, we had 16,766,192 shares of our common stock outstanding, compared with 16,890,623 shares of our common stock outstanding as of December 31, 2012.

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

Credit Agreement. On October 15, 2013, we entered into a four-year credit agreement, or the “Credit Agreement,” with certain lenders party thereto, which provides for an unsecured credit facility in an aggregate principal amount of up to $200.0 million. The Credit Agreement is scheduled to terminate on October 15, 2017, unless earlier terminated. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes. The Credit Agreement replaced our previous three-year credit agreement, or the “Prior Credit Agreement,” which provided for a two tranche revolving credit facility in an aggregate principal amount of up to $100 million, consisting of a secured credit facility in an aggregate principal amount of up to $50.0 million and an unsecured credit facility in an aggregate principal amount of up to $50.0 million. The Prior Credit Agreement expired on September 9, 2013. There were no borrowings under the Prior Credit Agreement from its inception through its expiration.

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

There were no borrowings under the Credit Agreement since its inception through December 31, 2013.

Dividends from Subsidiaries. As of December 31, 2013, approximately $6.2 billion of our total equity of $6.9 billion was unavailable for dividends or advances to us from our subsidiaries. The remaining $0.7 billion was available for dividends or advances to Alleghany from its subsidiaries, or was retained at the Alleghany parent-level, and as such, was available to pay dividends to Alleghany’s stockholders as of December 31, 2013.

Our reinsurance and insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by them without prior approval of the relevant regulatory authorities. These limitations have not affected our ability to meet our obligations.

With respect to TransRe, its operating subsidiaries could ordinarily pay dividends without regulatory approval based on statutory surplus. However, for a period of 24 months following the TransRe Acquisition Date, TRC is prohibited from paying a dividend to TransRe in excess of $200.0 million in the aggregate in any given 12 month period without the prior approval of the New York State Department of Financial Services. In 2013, TRC paid dividends of $200.0 million to TransRe, of which $150.0 million was in turn paid to Alleghany.

With respect to AIHL, its operating subsidiaries could also pay additional dividends without regulatory approval based on statutory surplus. Of the aggregate total equity of our insurance operating subsidiaries as of December 31, 2013 of $2.0 billion, a maximum of $60.6 million was available for dividends without prior approval of the applicable insurance regulatory authorities. In 2013, RSUI paid AIHL a cash dividend of $100.0 million and Capitol paid AIHL a cash dividend of $15.0 million. In 2012, Capitol paid AIHL a cash dividend of $15.0 million. In 2011, RSUI paid AIHL a cash dividend of $100.0 million and Capitol paid AIHL a cash dividend of $15.0 million.

Common Stock Repurchases. In October 2012, our Board of Directors authorized the repurchase of shares of our common stock, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million.

During 2013, we repurchased an aggregate of 113,160 shares of our common stock in the open market for $40.4 million, at an average price per share of $356.92. During 2012, we repurchased an aggregate of 53,346 shares of our common stock in the open market for $17.8 million, at an average price per share of $333.08. During 2011, we repurchased an aggregate of 399,568 shares of our common stock in the open market for $120.3 million, at an average price per share of $301.14.

Dividends. From 1987 through 2011, we declared stock dividends in lieu of cash dividends every year except 1998, when our wholly-owned subsidiary, Chicago Title Corporation, was spun off to our stockholders. Our Board of Directors determined not to declare a dividend, cash or stock, for 2012 or 2013.

Capital Contributions. From time to time, we make capital contributions to our subsidiaries. In 2013, we made a $14.7 million capital contribution to AIHL Re to provide capital to support an intercompany reinsurance contract between AIHL Re and PCIC. In 2013, we also made capital contributions to ACC to make capital contributions to Stranded Oil of $40.7 million and to make an investment in Kentucky Trailer of $24.9 million. In 2012, we made a $15.0 million capital contribution to PCC to provide additional capital support. In 2012, we also made capital contributions to ACC to make an investment in BKI of $47.0 million, and to make capital contributions to Stranded Oil of $16.2 million. We expect that we will continue to make capital contributions to our subsidiaries from time to time in the future for similar or other purposes.

Contractual Obligations. We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments. As of December 31, 2013, certain long-term aggregate contractual obligations and credit-related financial commitments were as follows:

Contractual Obligations	Total	Within 1 Year	More than 1 Year but Within 3 Years	More than 3 Years but Within 5 Years	More than 5 years
	(in millions)
Loss and LAE	$11,952.5	$2,933.6	$3,606.8	$1,986.7	$3,425.4
Senior Notes and related interest(1)	2,807.1	103.0	834.7	129.4	1,740.0
Operating lease obligations	295.8	33.2	56.8	47.2	158.6
Investments(2)	28.9	16.3	6.3	6.3	—
Other long-term liabilities(3)	287.8	91.3	92.3	23.5	80.7

Total	$15,372.1	$3,177.4	$4,596.9	$2,193.1	$5,404.7

(1)	“Senior Notes” refers to: (i) the “Alleghany Senior Notes,” consisting of the 2020 Senior Notes and the 2022 Senior Notes; and (ii) the “TransRe Senior Notes,” consisting of TransRe’s 5.75% senior notes due on December 14, 2015, and the 8.00% senior notes due on November 30, 2039. See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further details on the Senior Notes.

(2)	Primarily reflect capital commitments to investment partnerships.

(3)	Primarily reflect employee pension obligations, certain retired executive pension obligations and obligations under certain incentive compensation plans.

Our reinsurance and insurance subsidiaries have obligations to make certain payments for loss and LAE pursuant to insurance policies and reinsurance contracts they issue. These future payments are reflected as reserves on our consolidated financial statements. With respect to loss and LAE, there is typically no minimum contractual commitment associated with insurance policies and reinsurance contracts, and the timing and ultimate amount of actual claims related to these reserves is uncertain.

Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds, or the “Funds,” which are managed by Pillar Holdings. The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that both Pillar Holdings and the Funds, which we collectively refer to as the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Our potential maximum loss is limited to our cumulative investment. As of December 31, 2013, our carrying value in the Pillar Investments, as determined under the equity method of accounting, was $227.7 million, which is reported in other invested assets on our consolidated balance sheets.

In July 2013, AIHL invested $250.0 million in Ares Management LLC, or “Ares,” a privately-held asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. AIHL’s investment in Ares is reported in other invested assets on our consolidated balance sheets.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources, and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of December 31, 2013.

The obligations and cash outflow of our reinsurance and insurance subsidiaries include claim settlements, commission expenses, administrative expenses, purchases of investments, and interest and principal payments on the TransRe Senior Notes. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, our reinsurance and insurance subsidiaries accumulate funds which they invest pending the need for liquidity. As the cash needs of a reinsurance or an insurance company can be unpredictable due to the uncertainty of the claims settlement process, our reinsurance and insurance subsidiaries portfolios consist primarily of debt securities and short-term investments to ensure the availability of funds and maintain a sufficient amount of liquid securities.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt securities and equity securities listed on national securities exchanges. The overall debt securities portfolio credit quality is measured using the lowest of the S&P’s, Moody’s or Fitch’s Ratings rating. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of December 31, 2013 was AA-. Although many of our debt securities, which consist predominantly of municipal bonds, are insured by third party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of December 31, 2013. As of December 31, 2013, the ratings of our debt securities portfolio were as follows:

	Ratings as of December 31, 2013
	AAA /Aaa	AA / Aa	A	BBB /Baa	Below BBB /Baa or Not-Rated*	Total
	(dollars in millions)
U.S. Government obligations	$—	$955.0	$—	$—	$—	$955.0
Municipal bonds	818.1	3,694.0	1,001.3	76.7	—	5,590.1
Foreign government obligations	451.5	316.9	204.2	—	2.8	975.4
U.S. corporate bonds	18.0	220.4	729.2	1,157.8	187.5	2,312.9
Foreign corporate bonds	258.0	492.3	802.2	243.8	35.4	1,831.7
Mortgage and asset-backed securities:
RMBS	32.6	1,386.0	39.2	7.1	82.9	1,547.8
CMBS	415.9	222.0	152.2	82.8	12.7	885.6
Other asset-backed securities	565.1	9.3	55.7	65.7	8.6	704.4

Total debt securities	$2,559.2	$7,295.9	$2,984.0	$1,633.9	$329.9	$14,802.9

Percentage of debt securities	17.3%	49.3%	20.2%	11.0%	2.2%	100.0%

*	Consists of $56.9 million of securities rated BB / Ba, $132.5 million of securities rated B, $79.5 million of securities rated CCC, $26.7 million of securities rated CC, $5.0 million of securities rates below CC and $29.3 million of not-rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities, and, as such, is classified as AFS.

Effective duration measures a portfolio’s sensitivity to change in interest rates. In this regard, as of December 31, 2013, our debt securities portfolio had an effective duration of approximately 4.5 years compared with 3.7 years as of December 31, 2012. The increase in duration in 2013 is due primarily to the increase in market interest rates, which reduces the likelihood that RMBS will be prepaid and that municipal bonds will be called, and the purchase of long duration U.S. Treasury Strips in the fourth quarter of 2013. As of December 31, 2013, approximately $4.3 billion, or 29.0 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 4(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may modestly increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

In the event paid losses accelerate beyond the ability of our reinsurance and insurance subsidiaries to fund these paid losses from current cash balances, current operating cash flow, coupon receipts and security maturities, we would need to liquidate a portion of our investment portfolio, make capital contributions to our reinsurance and insurance subsidiaries, and/or arrange for financing. Strains on liquidity could result from: (i) the occurrence of several significant catastrophic events in a relatively short period of time; (ii) the sale of investments into a depressed marketplace to fund these paid losses; (iii) the uncollectibility of reinsurance recoverables on these paid losses; (iv) the significant decrease in the value of collateral supporting reinsurance recoverables; or (v) a significant reduction in our net premium collections.

We may, from time to time, make significant investments in the common stock of a public company, subject to limitations imposed by applicable regulations.

On a consolidated basis, our invested assets were approximately $19.0 billion as of December 31, 2013, compared with approximately $18.3 billion as of December 31, 2012. The increase in our invested assets primarily reflects the investment of positive cash flow at our reinsurance and insurance segments and net unrealized appreciation of our equity securities portfolio during 2013, partially offset by net unrealized depreciation of our debt securities portfolio during 2013 due to a general rise in interest rates.

Fair Value. The carrying values and estimated fair values of our consolidated financial instruments as of December 31, 2013 and 2012 were as follows:

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Investments (excluding equity method investments)(1)	$18,632.2	$18,632.2	$17,831.8	$17,831.8
Liabilities
Senior Notes(2)	$1,794.4	$1,887.7	$1,811.5	$1,946.7

(1)	This table includes AFS investments (debt and equity securities as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.

(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on the Senior Notes.

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

•

“Level 3”—Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Some Level 3 valuations are based entirely on non-binding broker quotes. These securities consist primarily of mortgage and asset-backed securities where reliable pool and loan level collateral information cannot be reasonably obtained. Assets classified as Level 3 principally include certain RMBS, CMBS, other asset-backed securities, partnership investments and non-marketable equity investments. See Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for our accounting policy on fair value.

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

The estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of December 31, 2013 and 2012 were as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of December 31, 2013
Equity securities:
Common stock	$2,229.4	$—	$—	$2,229.4
Preferred stock	—	—	—	—

Total equity securities	2,229.4	—	—	2,229.4

Debt securities:
U.S. Government obligations	—	955.0	—	955.0
Municipal bonds	—	5,590.1	—	5,590.1
Foreign government obligations	—	975.4	—	975.4
U.S. corporate bonds	—	2,285.4	27.5	2,312.9
Foreign corporate bonds	—	1,830.7	1.0	1,831.7
Mortgage and asset-backed securities:
RMBS(1)	—	1,469.0	78.8	1,547.8
CMBS	—	824.8	60.8	885.6
Other asset-backed securities	—	446.0	258.4	704.4

Total debt securities	—	14,376.4	426.5	14,802.9
Short-term investments	—	1,317.9	—	1,317.9
Other invested assets (excluding equity method investments)(2)	—	—	282.0	282.0

Total investments (excluding equity method investments)	$2,229.4	$15,694.3	$708.5	$18,632.2

Senior Notes	$—	$1,887.7	$—	$1,887.7

	Level 1	Level 2	Level 3	Total
	(in millions)
As of December 31, 2012
Equity securities:
Common stock	$1,424.0	$—	$—	$1,424.0
Preferred stock	—	—	—	—

Total equity securities	1,424.0	—	—	1,424.0

Debt securities:
U.S. Government obligations	—	522.9	—	522.9
Municipal bonds	—	6,304.1	—	6,304.1
Foreign government obligations	—	816.0	—	816.0
U.S. corporate bonds	—	3,485.3	30.4	3,515.7
Foreign corporate bonds	—	2,198.5	—	2,198.5
Mortgage and asset-backed securities:
RMBS(1)	—	1,602.9	59.6	1,662.5
CMBS	—	434.0	76.1	510.1
Other asset-backed securities	—	463.8	5.9	469.7

Total debt securities	—	15,827.5	172.0	15,999.5
Short-term investments	—	366.0	—	366.0
Other invested assets (excluding equity method investments)(2)	—	—	42.3	42.3

Total investments (excluding equity method investments)	$1,424.0	$16,193.5	$214.3	$17,831.8

Senior Notes	$—	$1,946.7	$—	$1,946.7

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.

(2)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and approximates cost.

European securities. The following table provides a breakdown of the fair value, net unrealized gains (losses) and the average rating of our debt securities from governments and companies in Europe as of December 31, 2013:

	Fair Value	Net Unrealized Gains (Losses)	Average Rating
	(in millions)
United Kingdom
Foreign government	$140.7	$(1.6)	AA/Aa
Foreign corporate-financial	149.3	3.6	A
Foreign corporate-non-financial	173.5	0.6	BBB/Baa
Asset-backed	117.2	6.9	A

Total United Kingdom	$580.7	$9.5

Netherlands
Foreign government	$23.0	$0.2	AAA/Aaa
Foreign corporate-financial	115.6	1.9	A
Foreign corporate-non-financial	110.3	0.8	A
Asset-backed	3.6	—	A

Total Netherlands	$252.5	$2.9

France
Foreign government	$37.5	$0.8	AA/Aa
Foreign corporate-financial	64.6	2.0	A
Foreign corporate-non-financial	150.3	0.8	A
Asset-backed	5.4	—	AAA/Aaa

Total France	$257.8	$3.6

Germany
Foreign government	$137.7	$(0.8)	AAA/Aaa
Foreign corporate-financial	89.2	1.0	AA/Aa
Foreign corporate-non-financial	24.4	—	BBB/Baa
Asset-backed	0.7	—	AAA/Aaa

Total Germany	$252.0	$0.2

Spain
Foreign corporate-financial	$2.8	$—	BBB/Baa
Foreign corporate-non-financial	8.6	0.5	BB/Ba

Total Spain	$11.4	$0.5

Italy
Foreign corporate-financial	$2.8	$—	BBB/Baa
Foreign corporate-non-financial	4.3	—	C

Total Italy	$7.1	$—

Ireland
Foreign corporate-financial	$11.4	$(0.1)	A
Foreign corporate-non-financial	5.2	0.1	B
Asset-backed	2.2	—	AAA/Aaa

Total Ireland	$18.8	$—

Other*
Supranational	$79.6	$1.5	AA/Aa
Foreign government	16.9	(0.3)	A
Foreign corporate-financial	185.7	3.9	AA/Aa
Foreign corporate-non-financial	102.8	0.7	BBB/Baa
Asset-backed	0.6	—	AAA/Aaa

Total Other	$385.6	$5.8

*	Includes Austria, Belgium, the Czech Republic, Denmark, Finland, Luxembourg, Norway, Sweden and Switzerland.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of December 31, 2013, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	(in millions)
Texas	$40.3	$—	$—	$—	$23.2	$106.8	$100.2	$—	$270.5	$262.4	$532.9
New York	19.1	—	4.8	—	42.3	160.0	106.0	60.5	392.7	28.4	421.1
California	14.2	26.3	—	32.9	5.1	44.1	75.0	6.3	203.9	179.3	383.2
Massachusetts	17.0	23.9	3.7	—	32.1	57.9	1.6	5.9	142.1	126.7	268.8
North Carolina	18.1	15.9	6.0	1.6	—	0.6	24.3	19.4	85.9	128.2	214.1
Missouri	4.4	70.5	3.5	—	4.6	32.5	41.3	31.7	188.5	6.7	195.2
Arizona	1.8	25.5	—	—	30.8	5.5	121.5	—	185.1	—	185.1
Illinois	14.1	29.9	1.7	—	14.8	59.7	11.0	10.3	141.5	22.9	164.4
Connecticut	3.5	—	1.1	—	53.3	7.3	—	—	65.2	79.1	144.3
Florida	—	—	1.5	45.7	3.6	51.2	6.3	2.5	110.8	33.4	144.2
All other states	210.4	26.3	88.2	154.1	124.9	311.9	328.8	103.5	1,348.1	521.4	1,869.5

Total	$342.9	$218.3	$110.5	$234.3	$334.7	$837.5	$816.0	$240.1	$3,134.3	$1,388.5	4,522.8

Total advance refunded / escrowed maturity bonds											1,067.3

Total municipal bonds											$5,590.1

Catastrophe Exposure

The business of our reinsurance and insurance subsidiaries exposes them to losses from various catastrophe events. In a catastrophe event, losses from many insureds across multiple lines of business may result directly or indirectly from such single occurrence. Our reinsurance and insurance subsidiaries take certain measures to mitigate the impact of catastrophe events through various means including considering catastrophe risks in their underwriting and pricing decisions, purchasing reinsurance, monitoring and modeling accumulated exposures and managing exposure in key geographic zones and product lines that are prone to catastrophic events.

Natural disasters such as hurricanes, other windstorms, earthquakes and other catastrophes have the potential to materially and adversely affect our operating results. Other risks, such as an outbreak of a pandemic disease, a major terrorist event, the bankruptcy of a major company or a marine and/or aviation disaster, could also have a material adverse effect on our business and operating results.

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

Projections of potential catastrophe losses are typically expressed in terms of the probable maximum loss, or “PML.” We define PML as our anticipated maximum loss (taking into account contract limits) caused by a single catastrophic event at a specified estimated return period affecting a broad contiguous area. These modeled losses are estimated based upon contracts in force at January 1, 2014 for TransRe and December 1, 2013 for RSUI.

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

	100 Year Return Period		250 Year Return Period
	Gross Loss (before tax)	Net Loss (after tax)	Gross Loss (before tax)	Net Loss (after tax)
	(in billions)
Florida, Wind	$1.2	$0.5	$1.8	$0.8
California, Earthquake	1.0	0.4	1.6	0.6
Northeast U.S., Wind	0.7	0.4	1.5	0.7
Gulf Coast, Wind	0.9	0.3	1.5	0.6
Europe, Wind	0.6	0.3	0.8	0.4
Japan, Earthquake	0.5	0.2	0.7	0.3
Japan, Wind	0.5	0.2	0.5	0.2

“Florida, Wind” has the highest modeled after-tax net catastrophe costs for both a 100 year and 250 year return periods. These costs would represent approximately 7 percent and 11 percent, respectively, of stockholders’ equity as of December 31, 2013. If multiple severe catastrophic events occur in any one year, or a single catastrophic event affects more than one geographic area, the potential economic cost to us could be materially higher than any one of the amounts shown above.

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

Recent Accounting Standards

Recently Adopted

In February 2013, the FASB issued guidance on the amounts reclassified out of accumulated other comprehensive income. Other comprehensive income includes gains and losses that are initially excluded from net earnings for a given period, and later reclassified out of accumulated other comprehensive income into net earnings. This guidance requires companies to disclose information about reclassifications out of accumulated other comprehensive income in one place. This guidance is effective for interim and annual periods beginning after December 15, 2012. Alleghany adopted this guidance in the first quarter of 2013, and the implementation did not have an impact on its results of operations and financial condition. See Note 10(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss from adverse changes in market prices and rates. The primary market risk related to our debt securities is the risk of loss associated with adverse changes in interest rates. We also invest in equity securities which are subject to fluctuations in market value. We hold our equity securities and debt securities as AFS. Any changes in the fair value in these securities, net of tax, would be recorded as a component of other comprehensive income. However, if a decline in fair value relative to cost is believed to be other than temporary, a loss is generally recorded on our statement of earnings. In addition, significant portions of our assets (principally investments) and liabilities (principally loss and LAE reserves and unearned premiums) are exposed to changes in foreign currency exchange rates. The net change in the carrying value of assets and liabilities denominated in foreign currencies is generally recorded as a component of other comprehensive income.

The sensitivity analyses presented below provide only a limited, point-in-time view of the market risk of our financial instruments. The actual impact of changes in market interest rates, equity market prices and foreign currency exchange rates may differ significantly from those shown in these sensitivity analyses. The sensitivity analyses are further limited because they do not consider any actions we could take in response to actual and/or anticipated changes in equity market prices, market interest rates, or foreign currency exchange rates. In addition, these sensitivity analyses do not provide weight to risks relating to market issues such as liquidity and the credit worthiness of investments.

Interest Rate Risk

The primary market risk for our and our subsidiaries’ debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents sensitivity analyses as of December 31, 2013 of our (i) consolidated debt securities and (ii) Senior Notes, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical December 31, 2013 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

Interest Rate Shifts	-300	-200	-100	0	100	200	300
	(dollars in millions)
Assets:
Debt securities, fair value	$16,262.5	$15,893.9	$15,411.3	$14,802.9	$14,145.7	$13,516.5	$12,927.4
Estimated change in fair value	$1,459.6	$1,091.0	$608.4	$—	$(657.2)	$(1,286.4)	$(1,875.5)
Liabilities:
Senior Notes, fair value	$2,262.2	$2,122.8	$2,002.4	$1,887.7	$1,786.4	$1,696.1	$1,615.1
Estimated change in fair value	$374.5	$235.1	$114.7	$—	$(101.3)	$(191.6)	$(272.6)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below summarizes our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of December 31, 2013 on the estimated fair value of our consolidated equity securities portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of December 31, 2013
(dollars in millions)

Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 2,229.4	20% Increase	$2,675.3	4.2%
	20% Decrease	1,783.5	-4.2%

In addition to debt securities and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for as AFS or using the equity method, and had a carrying value of $282.4 million as of December 31, 2013.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency, and conduct business in their local currency, as well as the currencies of the other countries in which they operate. Prior to the merger, we did not have any material assets or liabilities denominated in foreign currencies. The table below summarizes our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. dollar as of December 31, 2013 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of December 31, 2013
(dollars in millions)

Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 251.2 *	20% Increase	$301.4	0.5%
	20% Decrease	201.0	-0.5%

*	Denotes a net asset position as of December 31, 2013.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Alleghany Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alleghany Corporation:

We have audited the accompanying consolidated balance sheets of Alleghany Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alleghany Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alleghany Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alleghany Corporation:

We have audited the accompanying consolidated statements of earnings and comprehensive income, changes in stockholders’ equity and cash flows of Alleghany Corporation and subsidiaries (the “Company”) for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Alleghany Corporation and subsidiaries’ operations and their cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

February 22, 2012

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2013	2012
	(in thousands, except share amounts)
Assets
Investments:
Available-for-sale securities at fair value:
Equity securities (cost: 2013 – $1,804,698; 2012 – $1,436,540)	$2,229,453	$1,424,014
Debt securities (amortized cost: 2013 – $14,875,750; 2012 – $15,593,278)	14,802,890	15,999,538
Short-term investments	1,317,895	366,044

	18,350,238	17,789,596
Other invested assets	641,924	537,350

Total investments	18,992,162	18,326,946
Cash	498,315	649,524
Accrued investment income	146,381	165,857
Premium balances receivable	675,255	585,195
Reinsurance recoverables	1,363,707	1,348,599
Ceded unearned premiums	173,148	154,980
Deferred acquisition costs	334,740	303,515
Property and equipment at cost, net of accumulated depreciation and amortization	58,974	34,118
Goodwill	99,747	83,447
Intangible assets, net of amortization	127,284	128,773
Current taxes receivable	13,049	79,933
Net deferred tax assets	469,787	532,569
Other assets	408,539	414,511

Total assets	$23,361,088	$22,807,967

Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	$11,952,541	$12,239,766
Unearned premiums	1,765,550	1,705,342
Senior Notes	1,794,407	1,811,483
Reinsurance payable	90,562	67,654
Other liabilities	810,507	579,935

Total liabilities	16,413,567	16,404,180

Common stock
(shares authorized: 2013 and 2012 – 22,000,000; shares issued: 2013 –17,459,961; 2012 – 17,478,746)	17,460	17,479
Contributed capital	3,613,151	3,619,912
Accumulated other comprehensive income	186,930	250,508
Treasury stock, at cost (2013 – 693,769 shares; 2012 – 588,123 shares)	(213,911)	(175,818)
Retained earnings	3,320,127	2,691,706

Total stockholders’ equity attributable to Alleghany stockholders	6,923,757	6,403,787
Noncontrolling interest	23,764	—

Total stockholders’ equity	6,947,521	6,403,787

Total liabilities and stockholders’ equity	$23,361,088	$22,807,967

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$4,239,216	$3,733,005	$747,639
Net investment income	465,664	312,998	108,910
Net realized capital gains	232,119	157,879	127,141
Other than temporary impairment losses	(44,047)	(2,907)	(3,607)
Gain on bargain purchase	—	494,940	—
Other income	78,702	57,297	1,754

Total revenues	4,971,654	4,753,212	981,837

Costs and Expenses
Net loss and loss adjustment expenses	2,479,353	2,630,170	429,986
Commissions, brokerage and other underwriting expenses	1,339,191	882,502	268,125
Other operating expenses	164,859	123,700	31,101
Corporate administration	36,111	75,842	41,007
Amortization of intangible assets	10,164	253,298	3,355
Interest expense	86,740	68,424	17,426

Total costs and expenses	4,116,418	4,033,936	791,000

Earnings before income taxes	855,236	719,276	190,837
Income taxes	225,882	17,032	47,586

Net earnings	629,354	702,244	143,251
Net earnings attributable to noncontrolling interest	933	—	—

Net earnings attributable to Alleghany stockholders	$628,421	$702,244	$143,251

Net earnings	$629,354	$702,244	$143,251
Other comprehensive income:
Change in unrealized gains, net of deferred taxes of $37,791, $112,301 and $37,139 for 2013, 2012 and 2011, respectively	70,183	208,560	68,973
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of ($51,209), ($54,240) and ($43,237) for 2013, 2012 and 2011, respectively	(95,102)	(100,732)	(80,297)
Change in unrealized currency translation adjustment, net of deferred taxes of $19,323, $7,200 and $0 for 2013, 2012 and 2011, respectively	(35,886)	(13,371)	—
Retirement plans	(2,773)	520	(3,407)

Comprehensive income	565,776	797,221	128,520
Comprehensive income attributable to noncontrolling interest	933	—	—

Comprehensive income attributable to Alleghany stockholders	$564,843	$797,221	$128,520

Basic earnings per share attributable to Alleghany stockholders	$37.44	$45.48	$16.26
Diluted earnings per share attributable to Alleghany stockholders	37.44	45.48	16.20

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Three Years Ended December 31, 2013
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity attributable to Alleghany Shareholders	Non controlling Interest	Total Stockholders’ Equity
	(in thousands, except share amounts)
Balance as of December 31, 2010
(9,300,448* shares of common stock issued; 351,532 in treasury)	$9,118	$928,816	$170,262	$(99,686)	$1,900,358	$2,908,868	$—	$2,908,868
Add (deduct):
Net earnings	—	—	—	—	143,251	143,251	—	143,251
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	(3,407)	—	—	(3,407)	—	(3,407)
Change in unrealized appreciation of investments, net	—	—	(11,324)	—	—	(11,324)	—	(11,324)

Comprehensive income	—	—	(14,731)	—	143,251	128,520	—	128,520

Dividends paid	—	8,408	—	49,405	(58,360)	(547)	—	(547)
Treasury stock repurchase	—	—	—	(120,325)	—	(120,325)	—	(120,325)
Other, net	—	813	1	3,287	5,060	9,161	—	9,161

Balance as of December 31, 2011 (9,117,787 shares of common stock issued; 566,141 in treasury)	9,118	938,037	155,532	(167,319)	1,990,309	2,925,677	—	2,925,677
Add (deduct):
Net earnings	—	—	—	—	702,244	702,244	—	702,244
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	520	—	—	520	—	520
Change in unrealized appreciation of investments, net	—	—	107,828	—	—	107,828	—	107,828
Change in unrealized currency translation adjustment, net	—	—	(13,371)	—	—	(13,371)	—	(13,371)

Comprehensive income	—	—	94,977	—	702,244	797,221	—	797,221

Dividends paid	—	—	—	—	—	—	—	—
Treasury stock repurchase	—	—	—	(17,768)	—	(17,768)	—	(17,768)
Stock issuance in connection with acquisitions	8,361	2,688,048	—	—	—	2,696,409	—	2,696,409
Other, net	—	(6,173)	(1)	9,269	(847)	2,248	—	2,248

Balance as of December 31, 2012 (17,478,746 shares of common stock issued; 588,123 in treasury)	17,479	3,619,912	250,508	(175,818)	2,691,706	6,403,787	—	6,403,787
Add (deduct):
Net earnings	—	—	—	—	628,421	628,421	933	629,354
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	(2,773)	—	—	(2,773)	—	(2,773)
Change in unrealized appreciation of investments, net	—	—	(24,919)	—	—	(24,919)	—	(24,919)
Change in unrealized currency translation adjustment, net	—	—	(35,886)	—	—	(35,886)	—	(35,886)

Comprehensive income	—	—	(63,578)	—	628,421	564,843	933	565,776

Dividends paid	—	—	—	—	—	—	—	—
Treasury stock repurchase	—	—	—	(40,389)	—	(40,389)	—	(40,389)
Other, net	(19)	(6,761)	—	2,296	—	(4,484)	22,831	18,347

Balance as of December 31, 2013 (17,459,961 shares of common stock issued; 693,769 in treasury)	$17,460	$3,613,151	$186,930	$(213,911)	$3,320,127	$6,923,757	$23,764	$6,947,521

*	Amounts reflect subsequent common stock dividends

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities
Net earnings	$629,354	$702,244	$143,251
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	246,598	464,857	27,045
Net realized capital (gains) losses	(232,119)	(157,879)	(127,141)
Other than temporary impairment losses	44,047	2,907	3,607
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	7,800	(19,918)	24,412
(Increase) decrease in premium balances receivable	(90,060)	238,039	(18,931)
(Increase) decrease in ceded unearned premiums	(18,168)	(5,081)	1,119
(Increase) decrease in deferred acquisition costs	(31,225)	(232,933)	(2,845)
Increase (decrease) in unearned premiums	60,208	(4,770)	25,813
Increase (decrease) in loss and loss adjustment expenses	(287,225)	376,375	(15,707)
Change in unrealized foreign exchange (losses) gains	(40,563)	(84,806)	—
Gain on bargain purchase	—	(494,940)	—
Other, net	295,213	(288,241)	33,018

Net adjustments	(45,494)	(206,390)	(49,610)

Net cash provided by (used in) operating activities	583,860	495,854	93,641

Cash flows from investing activities
Purchases of debt securities	(7,763,841)	(4,031,564)	(707,205)
Purchases of equity securities	(2,381,558)	(1,150,646)	(689,877)
Sales of debt securities	6,497,356	2,217,405	587,352
Maturities and redemptions of debt securities	1,761,164	1,610,273	335,689
Sales of equity securities	2,134,242	782,184	1,342,134
Net (purchase) sale in short-term investments	(943,260)	867,261	(831,679)
Purchases of property and equipment	(17,427)	(8,123)	(6,411)
Purchase of subsidiary, net of cash acquired	—	(436,502)	—
Other, net	92,770	(163,948)	3,801

Net cash (used in) provided by investing activities	(620,554)	(313,660)	33,804

Cash flows from financing activities
Proceeds from issuance of Senior Notes	—	399,592	—
Debt issue costs paid	—	(3,470)	—
Treasury stock acquisitions	(40,389)	(17,768)	(120,325)
Tax benefit on stock based compensation	—	295	645
Other, net	(30,217)	9,279	243

Net cash (used in) provided by financing activities	(70,606)	387,928	(119,437)

Effect of exchange rate changes on cash	(43,909)	(5,347)	—

Net (decrease) increase in cash	(151,209)	564,775	8,008
Cash at beginning of period	649,524	84,749	76,741

Cash at end of period	498,315	$649,524	$84,749

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$103,302	$93,183	$16,641
Income taxes paid (refunds received)	75,738	116,565	32,850

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

Alleghany Corporation (“Alleghany”), a Delaware corporation, owns and manages operating subsidiaries and investments, anchored by a core position in property and casualty reinsurance and insurance. Alleghany was incorporated in 1984 under the laws of the State of Delaware and in December 1986, it succeeded to the business of its parent company, Alleghany Corporation, which was incorporated in 1929. Prior to March 6, 2012, Alleghany was primarily engaged, through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”) and its subsidiaries, in the property and casualty insurance business. AIHL’s insurance operations are principally conducted by its subsidiaries RSUI Group, Inc. (“RSUI”), Capitol Transamerica Corporation and Platte River Insurance Company (collectively, “Capitol”), and Pacific Compensation Corporation (“PCC”). Capitol has been a subsidiary of AIHL since January 2002, RSUI has been a subsidiary of AIHL since July 2003, and PCC has been a subsidiary of AIHL since July 2007. AIHL Re LLC (“AIHL Re”) has been an indirect, wholly-owned subsidiary of Alleghany since its formation in 2006. AIHL Re is a captive reinsurance company which provides reinsurance to our insurance operating subsidiaries and affiliates. On March 6, 2012, (the “TransRe Acquisition Date”), Alleghany consummated a merger transaction (the “merger”) with Transatlantic Holdings, Inc. (“TransRe”). As a result of the merger, TransRe became one of Alleghany’s wholly-owned subsidiaries. Alleghany’s reinsurance operations began upon consummation of the merger. Alleghany’s public equity investments, including those held by TransRe’s and AIHL’s operating subsidiaries, are managed primarily by Alleghany’s indirect, wholly-owned subsidiary, Roundwood Asset Management LLC (“Roundwood”).

TransRe, through its principal wholly-owned subsidiaries, Transatlantic Reinsurance Company (“TRC”), TransRe London Ltd. (“TRL”) and TransRe Zurich Ltd. (“TRZ”), offers reinsurance capacity to reinsurance and insurance companies for property and casualty products. These products are distributed through brokers and on a direct basis in both the domestic and foreign markets. TransRe is headquartered in New York, New York with six other locations in the U.S. and has operations worldwide, including: Africa, Australia, Bermuda, Canada, four locations in Asia, three locations in Central and South America, and seven locations in the United Kingdom and Europe. TRC is licensed, accredited or authorized or can serve as a reinsurer in all 50 states and the District of Columbia in the U.S. and in Puerto Rico and Guam. TRC is also licensed in Bermuda, Canada, Japan, the United Kingdom, the Dominican Republic, the Hong Kong Special Administrative Region of the People’s Republic of China, Germany, Australia and Singapore. In addition, TRL is licensed as a reinsurer in the United Kingdom and TRZ is licensed as a reinsurer in Switzerland. In December 2013, TRL, a subsidiary of TRC formed in the United Kingdom, received authorization to commence writing reinsurance and began binding reinsurance business with effective dates on or after January 1, 2014.

Although Alleghany’s primary sources of revenues and earnings are its reinsurance and insurance operations and investments, it also conducts other activities. Alleghany manages, sources, executes and monitors its private capital investments primarily through its wholly-owned subsidiary, Alleghany Capital Corporation. Alleghany’s private capital investments include: (i) Stranded Oil Resources Corporation (“Stranded Oil”), an exploration and production company focused on enhanced oil recovery, headquartered in Austin, Texas; (ii) Bourn & Koch, Inc. (“BKI”), a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois; (iii) R.C. Tway Company, LLC (“Kentucky Trailer”), a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky; and (iv) an approximately 39 percent equity interest in ORX Exploration, Inc. (“ORX”), a regional oil and gas exploration and production company.

Alleghany also owns and manages properties in the Sacramento, California region through its wholly-owned subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”).

Alleghany owned a minority stake in Homesite Group Incorporated (“Homesite”), a national, full-service, mono-line provider of homeowners insurance, until its sale to American Family Insurance Company, a Wisconsin-based mutual insurance company, on December 31, 2013.

Unless the context otherwise requires, references to “Alleghany” include Alleghany together with its subsidiaries.

Notes to Consolidated Financial Statements, continued

1. Summary of Significant Accounting Principles, continued

The accompanying consolidated financial statements include the results of Alleghany and its wholly-owned and majority-owned or controlled subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). All significant inter-company balances and transactions have been eliminated in consolidation. The results of TransRe are included in Alleghany’s consolidated results beginning from the TransRe Acquisition Date, except with respect to “Supplemental Pro Forma Information” included in Note 2(e). In addition, the results of BKI have been included in Alleghany’s consolidated results beginning April 26, 2012 and the results of Kentucky Trailer have been included in Alleghany’s consolidated results beginning August 30, 2013.

The portion of stockholders’ equity, net earnings and accumulated other comprehensive income that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets, the Consolidated Statements of Earnings and Comprehensive Income and the Consolidated Statements of Changes in Stockholders’ Equity as noncontrolling interest.

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

AFS securities are recorded at fair value. Unrealized gains and losses during the year, net of the related tax effect applicable to AFS securities, as well as partnership investments that Alleghany accounts for as AFS, are excluded from earnings and reflected in comprehensive income, and the cumulative effect is reported as a separate component of stockholders’ equity until realized. If a decline in fair value is deemed to be other than temporary, the investment is written down to its fair value and the amount of the write-down is recorded as an other than temporary impairment (“OTTI”) loss on the statement of earnings. In addition, any portion of such decline that related to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income, rather than against earnings.

Other invested assets include invested assets not identified above, primarily related to: (i) equity investments in operating companies where Alleghany has significant influence; (ii) partnership investments (including hedge funds and private equity funds); (iii) loans receivable; and (iv) non-marketable equity investments. Equity investments in operating companies where Alleghany has significant influence (an aggregate common stock position held at or above 20 percent is presumed to convey significant influence) are accounted for using the equity method. Partnership investments are accounted for as either AFS, or using the equity method where Alleghany has significant influence. Loans receivable are carried at unpaid principal balance. Non-marketable equity investments are accounted for as AFS securities.

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

Although Alleghany is responsible for the determination of the fair value of the financial assets and the supporting methodologies and assumptions, it employs third party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When those providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting a quote, which is generally non-binding, from brokers who are knowledgeable about these securities or by employing widely accepted internal valuation models.

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

The three-tiered hierarchy used in management’s determination of fair value is broken down into three levels based on the reliability of inputs as follows:

•

“Level 1”—Valuations are based on unadjusted quoted prices in active markets that Alleghany has the ability to access for identical, unrestricted assets, and do not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Alleghany’s Level 1 assets include publicly traded common stocks and mutual funds (which are included on the balance sheet in equity securities), where Alleghany’s valuations are based on quoted market prices.

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

•

“Level 3”—Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Alleghany’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, Alleghany considers factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Some Level 3 valuations are based entirely on non-binding broker quotes. These securities consist primarily of mortgage and asset-backed securities where reliable pool and loan level collateral information cannot be reasonably obtained. Assets classified as Level 3 principally include certain residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), other asset-backed securities, partnership investments and non-marketable equity investments.

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

Fair values for partnership and non-marketable equity investments are initially valued at the transaction price. Subsequently, fair value is based on the performance of the portfolio of investments or results of operations of the investee, as derived from their financial statements. Significant improvements or disruptions in the financial markets may result in directionally similar or opposite changes to the portfolio of the investee, depending on how management of the investee has correlated the portfolio of investments to the market. Also, any changes made by the investee to the investment strategy of the non-marketable equity investments could result in significant changes to fair value that have a positive or negative correlation to the performance observed in the equity markets. For those investments whose performance is based on the results of operations within a specific industry, significant events impacting that industry could materially impact fair value. Also, decisions and changes to strategy made by management of the investee could result in positive or negative outcomes, which could significantly impact the results of operations of the investee and subsequently fair value.

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

(f) Reinsurance Ceded

Reinsurance is used to mitigate the exposure to losses, manage capacity and protect capital resources. Reinsuring loss exposures does not relieve a ceding entity from its obligations to policyholders and cedants. Reinsurance recoverables (including amounts related to claims incurred but not reported) and ceded unearned premiums are reported as assets. To minimize exposure to losses from a reinsurer’s inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter. In addition to considering the financial condition of a reinsurer, the collectibility of the reinsurance recoverables is evaluated (and where appropriate, whether an allowance for estimated uncollectible reinsurance recoverables is to be established), based upon a number of other factors. Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held, and other relevant factors. To the extent that an allowance for uncollectible reinsurance recoverable is established, amounts deemed to be uncollectible are written off against the allowance for estimated uncollectible reinsurance recoverables. Alleghany currently has no allowance for uncollectible reinsurance recoverables. See Note 5 for additional information on reinsurance ceded.

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

Goodwill and other intangible assets deemed to have an indefinite useful life are tested annually in the fourth quarter of every year for impairment. Goodwill and other intangible assets are also tested whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. A significant amount of judgment is required in performing goodwill and other intangible asset impairment tests. These tests may include estimating the fair value of Alleghany’s operating subsidiaries and other intangible assets. If it is determined that an asset has been impaired, the asset is written down by the amount of the impairment, with a corresponding charge to net earnings. Subsequent reversal of any impairment charge is not permitted.

With respect to goodwill, a qualitative assessment is first made to determine whether it is necessary to perform quantitative testing. This initial assessment includes, among others, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that the fair value of an operating subsidiary may be less than its respective carrying amount, a second step is taken, involving a comparison between the estimated fair values of the operating subsidiaries with their respective carrying amounts including goodwill. Under GAAP, fair value refers to the amount for which the entire operating subsidiary may be bought or sold. The methods for estimating operating subsidiary values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. All of these methods involve significant estimates and assumptions. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and a third step is performed to measure the amount of impairment. The third step involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of the operating subsidiaries over the aggregate estimated fair values of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.

See Note 2 for additional information on goodwill and other intangible assets.

(j) Income Taxes

Alleghany files a consolidated federal income tax return with its subsidiaries. Following the TransRe Acquisition Date, Alleghany’s consolidated federal income tax return includes as part of its taxable income those items of income of non-U.S. subsidiaries that are subject to U.S. income tax currently, pursuant to Subpart F

Notes to Consolidated Financial Statements, continued

1. Summary of Significant Accounting Principles, continued

income rules of the Internal Revenue Code. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Current tax liabilities or assets are recognized for the estimated taxes payable or refundable on tax returns for the current year.

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

The process of estimating these reserves is inherently difficult and involves a considerable degree of judgment, especially in view of changing legal and economic environments that impact the development of loss reserves. Therefore, quantitative techniques have to be supplemented by subjective considerations and managerial judgment. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future.

While the reserving process is difficult for insurance business, the inherent uncertainties of estimating loss reserves are even greater for reinsurance business, due primarily to the longer-term nature of much of the reinsurance business, the diversity of development patterns among different types of reinsurance contracts, the necessary reliance on the ceding companies for information regarding reported claims, and differing reserving practices among ceding companies, which may change without notice. TransRe writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess liability business for classes such as medical malpractice, directors and officers (“D&O”) liability, errors and omissions liability and general liability. Claims from such classes can exhibit greater volatility over time than most other classes due to their low frequency, high severity nature and loss cost trends that are more difficult to predict. Net loss and LAE also include amounts for risks relating to asbestos-related illness and environmental impairment. See Notes 6 and 12(d) for additional information on loss reserves.

(l) Earnings Per Share of Common Stock Attributable to Alleghany Stockholders

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

Transaction gains and losses on assets and liabilities denominated in foreign currencies are recorded as a component of net realized capital gains during the period in which they occur.

(p) Reclassification

Certain prior year amounts have been reclassified to conform to the 2013 presentation of the financial statements.

(q) Recent Accounting Standards

Recently Adopted

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued guidance on the amounts reclassified out of accumulated other comprehensive income. Other comprehensive income includes gains and losses that are initially excluded from net earnings for a given period, and later reclassified out of accumulated other comprehensive income into net earnings. This guidance requires companies to disclose information about reclassifications out of accumulated other comprehensive income in one place. This guidance is effective for interim and annual periods beginning after December 15, 2012. Alleghany adopted this guidance in the first quarter of 2013, and the implementation did not have an impact on its results of operations and financial condition. See Note 10(b).

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

Notes to Consolidated Financial Statements, continued

2. Merger with TransRe

(a) Overview

On November 20, 2011, Alleghany entered into an Agreement and Plan of Merger (the “Merger Agreement”) with its wholly-owned subsidiary, Shoreline Merger Sub, LLC (subsequently converted into a corporation) (“Merger Sub”), and Transatlantic Holdings, Inc. (“Old TransRe”). On the TransRe Acquisition Date, Old TransRe was merged with and into Merger Sub, which was renamed “Transatlantic Holdings, Inc.,” and became a wholly-owned subsidiary of Alleghany.

Pursuant to the terms of the Merger Agreement, on the TransRe Acquisition Date, stockholders of Old TransRe were entitled to receive, in exchange for each share of Old TransRe common stock held, either shares of Common Stock or cash consideration with a value equal to approximately $61.14 (“Per Share Consideration”), which was the sum of (i) 0.145 multiplied by the average of the closing sales prices on the New York Stock Exchange for Common Stock during the five trading days ending the day before the TransRe Acquisition Date (the “Average Closing Price”) and (ii) $14.22, as more fully described in the Merger Agreement. In total, Alleghany paid to the stockholders of Old TransRe consideration of approximately $3.5 billion, consisting of cash consideration of $816.0 million and stock consideration of 8,360,959 shares of Common Stock. The stock consideration was tax free to Old TransRe stockholders.

Following the TransRe Acquisition Date, the Alleghany board of directors consisted of all 11 members from its pre-merger board of directors and three additional members (the “Continuing Directors”) who had served on the board of directors of Old TransRe.

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

The merger was accounted for using the acquisition method of accounting. Based on the relative voting interests of Alleghany stockholders (approximately 51 percent) and Old TransRe stockholders (approximately 49 percent) in Alleghany post-merger, the composition of Alleghany’s board of directors and senior management after the merger and other factors, it was determined that Alleghany was the acquiring entity for accounting purposes. Under the acquisition method of accounting, the assets, liabilities and commitments of TransRe were adjusted to their fair values on the TransRe Acquisition Date. Significant judgment was required to arrive at estimates of fair values.

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

Notes to Consolidated Financial Statements, continued

2. Merger with TransRe, continued

(b) Purchase Price

Alleghany’s total purchase price for Old TransRe as of the TransRe Acquisition Date is calculated in accordance with GAAP as follows (in millions, except per share amounts):

Shares of Old TransRe common stock outstanding as of the TransRe Acquisition Date	57.6
Multiplied by per share exchange ratio of 0.145 shares of Common Stock per share of Old TransRe common stock	0.145

Shares of Common Stock issued	8.4
Multiplied by the Acquisition Date closing price per share of Common Stock(1)	$322.50

Portion of purchase price based on shares of Common Stock issued		$2,696.4
Shares of Old TransRe common stock outstanding as of the TransRe Acquisition Date	57.6
Adjustment to Old TransRe common stock(2)	(0.2)

Old TransRe common stock, as adjusted	57.4
Multiplied by cash price per share component	$14.22

Portion of purchase price based on cash consideration		816.0

Total purchase price		$3,512.4

(1)	As noted previously, the Merger Agreement determined aggregate consideration paid based on the Average Closing Price. For GAAP purposes, the purchase price is determined based on the closing price of the Common Stock as of the TransRe Acquisition Date.
(2)	The $816.0 million cash consideration was fixed as of the date of the Merger Agreement, predicated on the 57.4 million shares of common stock of Old TransRe outstanding at that date multiplied by $14.22 per share. Therefore, the additional 0.2 million of Old TransRe shares outstanding as of the TransRe Acquisition Date do not cause the cash consideration to increase and are adjusted for in this presentation.

(c) Fair Value of Net Assets Acquired and Gain on Bargain Purchase

The total fair value of net assets acquired and the gain on bargain purchase as of the TransRe Acquisition Date are calculated as follows (in millions):

Net book value of net assets acquired prior to fair value adjustments .	$4,062.7
Adjustments for fair value, by applicable balance sheet caption:
Assets:
Deferred acquisition costs	(250.7)
Intangible assets	323.5
Net deferred tax assets	21.5
All other assets	(25.3)
Liabilities:
TransRe Senior Notes	(124.4)

Fair value of net assets acquired	4,007.3
Less purchase price	(3,512.4)

Gain on bargain purchase (before all Transaction Costs)	$494.9

Notes to Consolidated Financial Statements, continued

2. Merger with TransRe, continued

Pursuant to the terms of the Merger Agreement, each outstanding stock option to acquire Old TransRe common stock was converted into the right to receive a cash payment based on its Black-Scholes value on the TransRe Acquisition Date based on assumptions set forth in the Merger Agreement. As of the TransRe Acquisition Date, the value of the Old TransRe stock options was determined to be $11.1 million, which was paid in March 2012.

Pursuant to the terms of the Merger Agreement, each outstanding Old TransRe restricted stock unit (including performance-based Old TransRe restricted stock units) held by current or former employees or non-employee directors of Old TransRe was converted into the right to receive a cash payment in an amount equal to the Per Share Consideration, with the same terms and conditions as were applicable under such restricted stock unit prior to its conversion, that was: (i) deemed notionally invested in the equity of TransRe, referred to as “book value units;” (ii) with respect to the Continuing Directors, deemed notionally invested in Common Stock; or (iii) maintained in a cash account while continuing to vest on the existing vesting schedule. As of the TransRe Acquisition Date, the value of the Old TransRe restricted stock units was determined to be $49.5 million, of which $8.9 million remains unpaid as of December 31, 2013.

Prior to the TransRe Acquisition Date, Old TransRe established a liability for its stock option and restricted stock awards that was previously accounted for as equity, and this liability is reflected in the net book value of net assets acquired prior to fair value adjustments.

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

•

TransRe Senior Notes — Adjustments of the TransRe Senior Notes to their estimated fair value based on prevailing interest rates and other factors as of the TransRe Acquisition Date. See Note 8(b) for additional information on the TransRe Senior Notes.

The net intangible assets (liabilities) included in “intangible assets” in the table above consist of the following:

	Amount	Economic Useful Life
	(in millions)
Value of business in-force	$291.4	One Year
Loss and LAE reserves	(98.8)	15 years
State and foreign insurance licenses	19.0	Indefinite
Trade name	50.0	Indefinite
Renewal rights	44.0	14 years
Leases	(28.1)	10 years
Gain contingency on dispute previously in arbitration	36.0	As settled
Internally-developed software	10.0	2.5 years

Net intangible assets, before amortization, as of the TransRe Acquisition Date	$323.5

Notes to Consolidated Financial Statements, continued

2. Merger with TransRe, continued

An explanation of the intangible assets and related future amortization is as follows:

•

Value of business in-force — Intangible asset resulting from the adjustment of unearned premiums to the estimated fair value of profit within TransRe’s unearned premiums as of the TransRe Acquisition Date, adjusted for a risk factor. This will be amortized as the contracts for business in-force as of the TransRe Acquisition Date expire.

•

Loss and LAE reserves — Adjustment resulting from the difference between the estimated fair value and the historical carrying value of TransRe’s unpaid loss and LAE, net of related reinsurance recoverable, as of the TransRe Acquisition Date. The estimated fair value consists of the present value of the net loss reserves plus a risk premium. This will be amortized over the estimated payout pattern of net reserves as of the TransRe Acquisition Date.

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

•

Renewal rights — Addition of the estimated fair value of identifiable intangible assets resulting from the merger arising from renewal rights. This will be amortized over the net earnings pattern of renewed reinsurance contracts, estimated as of the TransRe Acquisition Date.

•

Leases — Adjustment resulting from the difference between the estimated fair value of TransRe’s operating leases for its office space and its operating lease commitments, as of the TransRe Acquisition Date. This will be amortized on a straight-line basis over the future remaining terms of the operating leases as of the TransRe Acquisition Date.

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

Notes to Consolidated Financial Statements, continued

2. Merger with TransRe, continued

(d) Financial Results

The following information summarizes the results of TransRe from the TransRe Acquisition Date to December 31, 2012 that have been included within Alleghany’s Consolidated Statements of Earnings and Comprehensive Income:

For the Period from March 6, 2012 to December 31, 2012
(in millions)
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

(e) Supplemental Pro Forma Information

TransRe’s results have been included in Alleghany’s Consolidated Financial Statements starting from the TransRe Acquisition Date. The following pro forma financial information for the years ended December 31, 2012 and 2011 is presented for informational purposes only and is not necessarily indicative of the results that would have occurred had the merger been consummated at the beginning of each period presented, nor is it necessarily indicative of future results. Significant assumptions used to determine pro forma results include amortization of intangible assets related to the merger and the assumption that Alleghany’s acquisition of TransRe occurred on January 1 of each of the respective periods (the “Pro Forma TransRe Acquisition Dates”). Transaction Costs and gain on bargain purchase that are included in Alleghany’s financial statements have not been included in the unaudited pro forma consolidated information. The table presents unaudited pro forma consolidated information for the years ended December 31, 2012 and 2011:

	Pro Forma Year Ended December 31,
	2012	2011
	(in millions, except per share data)
Total revenues(1)	$5,043.4	$5,327.0
Net earnings (losses)(1)(2)	270.0	(15.2)
Basic earnings per share attributable to Alleghany stockholders	$17.48	$(0.89)

(1)	Among other adjustments, reflects an increase in amortization expense on TransRe’s AFS debt securities resulting from the adjustment of amortized cost to their fair value as of the Pro Forma TransRe Acquisition Dates. Such adjustment reduced the net investment income of TransRe.

Notes to Consolidated Financial Statements, continued

2. Merger with TransRe, continued

(2)	Among other adjustments, reflects adjustments to amortization expense on the TransRe Senior Notes resulting from the adjustment to their fair value as of the Pro Forma TransRe Acquisition Dates. Such adjustment reduced the interest expense of TransRe. See Note 8(b) for additional information on the TransRe Senior Notes. Also reflects adjustments to amortization expense associated with intangible assets arising from the merger.

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

The pro forma results include TransRe’s pre-tax catastrophe losses, net of reinsurance and reinstatement premiums, of $304.4 million and $851.8 million in 2012 and 2011, respectively. Of the $304.4 million of catastrophe losses incurred in 2012, $53.7 million were incurred by Old TransRe prior to the TransRe Acquisition Date and are not included in Alleghany’s GAAP net earnings for 2012. In addition, TransRe recorded pre-tax losses and LAE of $19.0 million in 2012 related to the capsizing of the luxury liner, Costa Concordia, off the coast of Italy, of which $15.8 million was incurred by Old TransRe prior to the TransRe Acquisition Date and are not included in Alleghany’s GAAP net earnings for 2012.

The pro forma results include RSUI’s pre-tax catastrophe losses, net of reinsurance and reinstatement premiums, of $197.9 million and $74.3 million in 2012 and 2011, respectively.

Notes to Consolidated Financial Statements, continued

2. Merger with TransRe, continued

(f) Goodwill and Intangible Assets

The amount of goodwill and intangible assets, net of accumulated amortization expense, reported on Alleghany’s consolidated balance sheets as of December 31, 2013 and 2012 is as follows:

	December 31, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value(1)
	(in millions)
Insurance segment(2) — Goodwill	$49.0	$—	$49.0	$49.0	$—	$49.0
Insurance segment — Intangible assets:
Agency relationships	17.9	7.5	10.4	24.5	8.1	16.4
State insurance licenses	25.8	—	25.8	25.8	—	25.8
Trade name	35.5	—	35.5	35.5	—	35.5
Brokerage and reinsurance relationships	33.8	23.7	10.1	33.8	21.4	12.4
Renewal rights	24.2	23.9	0.3	24.5	24.1	0.4
Other	4.1	4.1	—	4.1	4.1	—

Total insurance segment intangibles	141.3	59.2	82.1	148.2	57.7	90.5

Total insurance segment goodwill and other intangibles	$190.3	$59.2	$131.1	$197.2	$57.7	$139.5

Reinsurance segment(2) — Intangible assets:
Value of business in-force	$291.4	$290.5	$0.9	$291.4	$266.2	$25.2
Loss and LAE reserves	(98.8)	(41.3)	(57.5)	(98.8)	(19.1)	(79.7)
State and foreign insurance licenses	19.0	—	19.0	19.0	—	19.0
Trade name	50.0	—	50.0	50.0	—	50.0
Renewal rights	44.0	5.2	38.8	44.0	1.8	42.2
Leases	(28.1)	(5.2)	(22.9)	(28.1)	(2.3)	(25.8)
Gain contingency on dispute previously in arbitration(4)	—	—	—	—	—	—
Internally-developed software	10.0	7.3	2.7	10.0	3.3	6.7

Total reinsurance segment intangibles	$287.5	$256.5	$31.0	$287.5	$249.9	$37.6

Corporate activities(2)(3) — Goodwill	$50.7	$—	$50.7	$34.4	$—	$34.4
Corporate activities(3) — Intangible assets:
Trade name	11.0	—	11.0	0.4	—	0.4
Other	3.4	0.2	3.2	0.3	—	0.3

Total corporate activities intangibles	14.4	0.2	14.2	0.7	—	0.7

Total corporate activities goodwill and other intangibles	$65.1	$0.2	$64.9	$35.1	$—	$35.1

Alleghany consolidated goodwill and other intangibles	$542.9	$315.9	$227.0	$519.8	$307.6	$212.2

(1)	Goodwill and intangible assets have been reduced by amounts written-down in prior periods. The 2013 insurance segment intangible assets reflect a $5.0 million non-cash impairment charge recorded in 2013 for certain finite-lived intangible assets at Capitol.

Notes to Consolidated Financial Statements, continued

2. Merger with TransRe, continued

(2)	See Note 13 for additional detail on Alleghany’s segments of business.

(3)	Represents goodwill and other intangible assets related to the acquisition of BKI on April 26, 2012, which was purchased for $55.0 million, including estimated contingent consideration of $8.0 million based on future profitability, and to the acquisition of a controlling equity interest in Kentucky Trailer on August 30, 2013 for $24.9 million. On January 2, 2014, Alleghany exercised its option to increase its common equity interest in Kentucky Trailer to 80.0 percent for an additional investment of $15.0 million.

(4)	In connection with its accounting for the acquisition of TransRe, Alleghany established an asset of $36.0 million, representing an estimate based on the minimum recovery previously agreed to by the parties, net of estimated legal costs. On January 26, 2012, TransRe reached an agreement with AIG to settle and mediate a dispute previously in arbitration. On July 20, 2012, in accordance with the agreement between the parties, a mediator awarded TransRe a settlement payment of $75.0 million. A pre-tax net benefit of approximately $23.5 million resulting from this settlement was recorded as other income in 2012, representing the portion of the settlement payment above the minimum recovery, net of additional estimated legal costs.

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

3. Fair Value of Financial Instruments

The carrying values and estimated fair values of Alleghany’s consolidated financial instruments as of December 31, 2013 and 2012 were as follows:

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Investments (excluding equity method investments)(1)	$18,632.2	$18,632.2	$17,831.8	$17,831.8
Liabilities
Senior Notes(2)	$1,794.4	$1,887.7	$1,811.5	$1,946.7

(1)	This table includes AFS investments (debt and equity securities as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed in Note 1(c).

(2)	See Note 8 for additional information on the Senior Notes.

Notes to Consolidated Financial Statements, continued

3. Fair Value of Financial Instruments, continued

Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of December 31, 2013 and 2012 were as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of December 31, 2013
Equity securities:
Common stock	$2,229.4	$—	$—	$2,229.4
Preferred stock	—	—	—	—

Total equity securities	2,229.4	—	—	2,229.4

Debt securities:
U.S. Government obligations	—	955.0	—	955.0
Municipal bonds	—	5,590.1	—	5,590.1
Foreign government obligations	—	975.4	—	975.4
U.S. corporate bonds	—	2,285.4	27.5	2,312.9
Foreign corporate bonds	—	1,830.7	1.0	1,831.7
Mortgage and asset-backed securities:
RMBS(1)	—	1,469.0	78.8	1,547.8
CMBS	—	824.8	60.8	885.6
Other asset-backed securities	—	446.0	258.4	704.4

Total debt securities	—	14,376.4	426.5	14,802.9
Short-term investments	—	1,317.9	—	1,317.9
Other invested assets (excluding equity method investments)(2)	—	—	282.0	282.0

Total investments (excluding equity method investments)	$2,229.4	$15,694.3	$708.5	$18,632.2

Senior Notes	$—	$1,887.7	$—	$1,887.7

	Level 1	Level 2	Level 3	Total
	(in millions)
As of December 31, 2012
Equity securities:
Common stock	$1,424.0	$—	$—	$1,424.0
Preferred stock	—	—	—	—

Total equity securities	1,424.0	—	—	1,424.0

Debt securities:
U.S. Government obligations	—	522.9	—	522.9
Municipal bonds	—	6,304.1	—	6,304.1
Foreign government obligations	—	816.0	—	816.0
U.S. corporate bonds	—	3,485.3	30.4	3,515.7
Foreign corporate bonds	—	2,198.5	—	2,198.5
Mortgage and asset-backed securities:
RMBS(1)	—	1,602.9	59.6	1,662.5
CMBS	—	434.0	76.1	510.1
Other asset-backed securities	—	463.8	5.9	469.7

Total debt securities	—	15,827.5	172.0	15,999.5
Short-term investments	—	366.0	—	366.0
Other invested assets (excluding equity method investments)(2)	—	—	42.3	42.3

Total investments (excluding equity method investments)	$1,424.0	$16,193.5	$214.3	$17,831.8

Senior Notes	$—	$1,946.7	$—	$1,946.7

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.

Notes to Consolidated Financial Statements, continued

3. Fair Value of Financial Instruments, continued

(2)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and approximates cost.

In 2013, there was a transfer of $100.0 million of other invested assets out of Level 3 into common stocks in Level 1 as a previously non-marketable equity investment purchased in early 2013 became publicly traded in an active market that Alleghany has the ability to access. In addition, there was a transfer of $173.1 million of primarily other asset-backed securities out of Level 2 into Level 3 that was principally due to a decrease in observable inputs related to the valuation of such securities. There were no other transfers between Levels 1, 2 or 3 in 2013.

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

The following tables present reconciliations of the changes during 2013 and 2012 in Level 3 assets measured at fair value:

	Debt Securities					Other Invested Assets(1)	Total
			Mortgage and asset-backed
Year Ended December 31, 2013	Foreign Corporate Bonds	U.S. Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities
	(in millions)
Balance as of January 1, 2013	$—	$30.4	$59.6	$76.1	$5.9	$42.3	$214.3
Net realized/unrealized gains (losses) included in:
Net earnings(2)	—	0.3	2.9	0.1	0.2	0.3	3.8
Other comprehensive income	—	(0.5)	5.7	(0.4)	(0.5)	4.3	8.6
Purchases(3)	1.0	22.9	—	22.9	103.3	350.0	500.1
Sales	—	(23.8)	—	(21.4)	—	—	(45.2)
Issuances	—	—	—	—	—	—	—
Settlements	—	(1.8)	(10.7)	(16.6)	(2.2)	(14.9)	(46.2)
Transfers into Level 3(4)	—	—	21.3	0.1	151.7	—	173.1
Transfers out of Level 3	—	—	—	—	—	(100.0)	(100.0)

Balance as of December 31, 2013	$1.0	$27.5	$78.8	$60.8	$258.4	$282.0	$708.5

Notes to Consolidated Financial Statements, continued

3. Fair Value of Financial Instruments, continued

	Debt Securities
		Mortgage and asset-backed			Other Invested Assets(1)	Total
Year Ended December 31, 2012	U.S. Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities
	(in millions)
Balance as of January 1, 2012	$—	$—	$—	$—	$23.6	$23.6
Net realized/unrealized gains (losses) included in:
Net earnings(2)	(0.1)	5.1	1.0	0.1	(0.2)	5.9
Other comprehensive income	0.7	7.9	—	0.2	3.7	12.5
Purchases(3)	31.5	55.1	37.2	6.5	21.7	152.0
Sales	—	—	—	—	(6.5)	(6.5)
Issuances	—	—	—	—	—	—
Settlements	(1.7)	(8.5)	(4.0)	(0.9)	—	(15.1)
Transfers into Level 3(4)	—	—	41.9	—	—	41.9
Transfers out of Level 3	—	—	—	—	—	—

Balance as of December 31, 2012	$30.4	$59.6	$76.1	$5.9	$42.3	$214.3

(1)	Includes partnership and non-marketable equity investments accounted for on an AFS basis.

(2)	There were no OTTI losses recorded in net earnings related to level 3 instruments still held as of December 31, 2013 and 2012.

(3)	For 2013, principally due to an investment in Ares Management LLC (“Ares”); See note 4(h) for a more detailed description of this investment. For 2012, principally consists of Level 3 assets acquired as part of the merger.

(4)	Principally due to a decrease in observable inputs related to the valuation of such securities.

Net unrealized losses related to Level 3 investments as of December 31, 2013 and 2012 were not material.

See Note 1(c) for Alleghany’s accounting policy on fair value.

Notes to Consolidated Financial Statements, continued

4. Investments

(a) Unrealized Gains and Losses

The amortized cost or cost and the fair value of AFS securities as of December 31, 2013 and 2012 are summarized as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
As of December 31, 2013
Equity securities:
Common stock	$1,804.7	$426.6	$(1.9)	$2,229.4
Preferred stock	—	—	—	—

Total equity securities	1,804.7	426.6	(1.9)	2,229.4

Debt securities:
U.S. Government obligations	982.1	3.0	(30.1)	955.0
Municipal bonds	5,650.5	51.7	(112.1)	5,590.1
Foreign government obligations	979.3	4.6	(8.5)	975.4
U.S. corporate bonds	2,307.2	29.4	(23.7)	2,312.9
Foreign corporate bonds	1,810.6	27.0	(5.9)	1,831.7
Mortgage and asset-backed securities:
RMBS	1,559.5	36.1	(47.8)	1,547.8
CMBS	881.6	12.8	(8.8)	885.6
Other asset-backed securities	705.0	1.7	(2.3)	704.4

Total debt securities	14,875.8	166.3	(239.2)	14,802.9
Short-term investments	1,317.9	—	—	1,317.9

Total	$17,998.4	$592.9	$(241.1)	$18,350.2

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
As of December 31, 2012
Equity securities:
Common stock	$1,436.5	$90.3	$(102.8)	$1,424.0
Preferred stock	—	—	—	—

Total equity securities	1,436.5	90.3	(102.8)	1,424.0

Debt securities:
U.S. Government obligations	514.9	8.1	(0.1)	522.9
Municipal bonds	6,122.6	185.9	(4.4)	6,304.1
Foreign government obligations	800.9	15.6	(0.5)	816.0
U.S. corporate bonds	3,448.1	69.7	(2.1)	3,515.7
Foreign corporate bonds	2,137.7	61.1	(0.3)	2,198.5
Mortgage and asset-backed securities:
RMBS	1,617.4	50.8	(5.7)	1,662.5
CMBS	486.6	26.1	(2.6)	510.1
Other asset-backed securities	465.1	4.6	—	469.7

Total debt securities	15,593.3	421.9	(15.7)	15,999.5
Short-term investments	366.0	—	—	366.0

Total	$17,395.8	$512.2	$(118.5)	$17,789.5

Notes to Consolidated Financial Statements, continued

4. Investments, continued

(b) Contractual Maturity

The amortized cost and estimated fair value of debt securities as of December 31, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments due in one year or less	$1,317.9	$1,317.9

Mortgage and asset-backed securities*	3,146.1	3,137.8
Debt securities with maturity dates:
One year or less	492.0	494.3
Over one through five years	3,788.1	3,826.0
Over five through ten years	3,669.3	3,659.0
Over ten years	3,780.3	3,685.8

Total debt securities	14,875.8	14,802.9

Equity securities	1,804.7	2,229.4

Total	$17,998.4	$18,350.2

*	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

Net investment income for 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Interest income	$348.0	$306.1	$100.0
Dividend income	59.6	24.9	37.8
Investment expenses	(20.3)	(16.8)	(6.8)
Equity results of Homesite	42.9	(6.9)	(20.2)
Equity results of ORX	(1.0)	(4.5)	(0.7)
Equity results of Pillar Investments*	27.2	—	—
Investment in Ares*	9.1	—	—
Other investment results	0.2	10.2	(1.2)

Total	$465.7	$313.0	$108.9

*	See Note 4(h) for discussion of the Pillar Investments and the investment in Ares.

As of December 31, 2013, non-income producing invested assets were insignificant.

(d) Realized Gains and Losses

The proceeds from sales of AFS securities were $8.6 billion, $3.0 billion and $1.9 billion in 2013, 2012 and 2011, respectively.

Realized capital gains and losses in 2013, 2012 and 2011 arose primarily from the sales of equity securities. Net realized capital gains in 2013 also include a $46.8 million gain on the sale of Homesite and a $5.0 million non-cash impairment charge related to certain finite-lived intangible assets at Capitol. 2012 includes

Notes to Consolidated Financial Statements, continued

4. Investments, continued

$63.1 million of capital gains from the sales of shares of common stock of Exxon Mobil Corporation in January 2012. The amount of gross realized capital gains and gross realized capital losses in 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Gross realized capital gains	$315.1	$171.9	$161.1
Gross realized capital losses	(83.0)	(14.0)	(34.0)

Net realized capital gains	$232.1	$157.9	$127.1

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

Notes to Consolidated Financial Statements, continued

4. Investments, continued

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

OTTI losses for 2013 reflect $44.0 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $44.0 million of OTTI losses, $42.6 million related to equity securities, primarily in the chemical and energy sectors, and $1.4 million related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the duration of the decline in fair value of such securities relative to their cost as of the balance sheet date.

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

OTTI losses for 2011 reflect $3.6 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $3.6 million of OTTI losses, $3.1 million related to equity security holdings, primarily in the materials and financial services sectors, and $0.5 million related to debt security holdings. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the declines in fair value of such securities relative to their cost as of the balance sheet date.

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of December 31, 2013 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair value of these investments had been below cost were not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for 12 months or more as of December 31, 2013); (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the investment; and (iii) Alleghany’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

Notes to Consolidated Financial Statements, continued

4. Investments, continued

(f) Aging of Gross Unrealized Losses

As of December 31, 2013 and 2012, gross unrealized losses and related fair values for equity securities and debt securities, grouped by duration of time in a continuous unrealized loss position, were as follows:

	Less Than 12 Months		12 Months or More			Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
As of December 31, 2013
Equity securities:
Common stock	$148.7	$1.9	$—	$—	$148.7	$1.9
Preferred stock	—	—	—	—	—	—

Total equity securities	148.7	1.9	—	—	148.7	1.9

Debt securities:
U.S. Government obligations	698.9	29.6	4.8	0.5	703.7	30.1
Municipal bonds	2,426.2	105.2	117.8	6.9	2,544.0	112.1
Foreign government obligations	625.6	8.2	8.8	0.3	634.4	8.5
U.S. corporate bonds	920.0	21.1	34.2	2.6	954.2	23.7
Foreign corporate bonds	528.3	5.8	4.9	0.1	533.2	5.9
Mortgage and asset-backed securities:
RMBS	779.4	30.7	267.9	17.1	1,047.3	47.8
CMBS	375.2	8.5	16.9	0.3	392.1	8.8
Other asset-backed securities	461.0	2.3	—	—	461.0	2.3

Total debt securities	6,814.6	211.4	455.3	27.8	7,269.9	239.2

Total temporarily impaired securities	$6,963.3	$213.3	$455.3	$27.8	$7,418.6	$241.1

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
As of December 31, 2012
Equity securities:
Common stock	$796.1	$102.8	$—	$—	$796.1	$102.8
Preferred stock	—	—	—	—	—	—

Total equity securities	796.1	102.8	—	—	796.1	102.8

Debt securities:
U.S. Government obligations	7.1	0.1	—	—	7.1	0.1
Municipal bonds	1,006.6	4.4	0.5	—	1,007.1	4.4
Foreign government obligations	102.3	0.5	—	—	102.3	0.5
U.S. corporate bonds	404.4	2.1	—	—	404.4	2.1
Foreign corporate bonds	111.4	0.3	—	—	111.4	0.3
Mortgage and asset-backed securities:
RMBS	291.4	5.7	0.6	—	292.0	5.7
CMBS	50.2	1.3	7.8	1.3	58.0	2.6
Other asset-backed securities	2.2	—	0.9	—	3.1	—

Total debt securities	1,975.6	14.4	9.8	1.3	1,985.4	15.7

Total temporarily impaired securities	$2,771.7	$117.2	$9.8	$1.3	$2,781.5	$118.5

Notes to Consolidated Financial Statements, continued

4. Investments, continued

As of December 31, 2013, Alleghany held a total of 1,149 debt securities and equity securities that were in an unrealized loss position, of which 64 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. Unrealized losses associated with the 64 debt securities consisted primarily of losses related to RMBS and, to a lesser extent, municipal bonds and U.S. corporate bonds.

As of December 31, 2013, substantially all of Alleghany’s debt securities were rated investment grade, with approximately 2.2 percent of debt securities having issuer credit ratings that were below investment grade or not rated.

(g) Statutory Deposits

Investments with fair values of $883.6 million as of December 31, 2013, the substantial majority of which were debt securities and equity securities, were deposited with governmental authorities as required by law.

(h) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds (the “Funds”), which are managed by Pillar Holdings. The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative investment. As of December 31, 2013, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $227.7 million, which is reported in other invested assets on its consolidated balance sheets.

In July 2013, AIHL invested $250.0 million in Ares, a privately-held asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. AIHL’s investment in Ares is reported in other invested assets on Alleghany’s consolidated balance sheets.

5. Reinsurance Ceded

(a) Overview

Alleghany’s reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines, improve risk-adjusted portfolio returns, and enable them to increase gross premium writings and risk capacity without requiring additional capital. Although our reinsurance and insurance subsidiaries purchase reinsurance from highly-rated third party reinsurers, if the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, Alleghany’s reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. As such, funds, trust agreements and letters of credit are held to collateralize a portion of our reinsurance recoverables and Alleghany’s reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite or assume with multiple reinsurance programs.

Notes to Consolidated Financial Statements, continued

5. Reinsurance Ceded, continued

(b) Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverables. Such balances as of December 31, 2013 and 2012 consist of the following:

	As of December 31,
	2013	2012
	(in millions)
Reinsurance recoverables on paid losses	$61.6	$42.7
Ceded outstanding loss and LAE	1,302.1	1,305.9

Total reinsurance recoverables	$1,363.7	$1,348.6

Information regarding concentration of Alleghany’s reinsurance recoverables and the ratings profile of its reinsurers as of December 31, 2013 is as follows:

Reinsurer(1)	Rating(2)	Amount	Percentage
	(dollars in millions)
Swiss Reinsurance Company	A+ (Superior)	$157.6	11.4%
American International Group, Inc.	A (Excellent)	132.6	9.6
PartnerRe Ltd.	A+ (Superior)	107.1	7.7
Platinum Underwriters Holdings, Ltd.	A (Excellent)	94.9	6.9
Syndicates at Lloyd’s of London	A (Excellent)	93.2	6.7
W.R. Berkley Corporation	A+ (Superior)	79.2	5.7
Chubb Corporation	A+ (Superior)	73.4	5.3
Ace Ltd	A+ (Superior)	53.8	3.9
XL Group	A (Excellent)	50.7	3.7
Munich Reinsurance	A+ (Superior)	42.8	3.1
All other reinsurers		478.4	36.0

Total reinsurance recoverables(3)		$1,363.7	100.0%

Secured reinsurance recoverables(4)		$152.0	11.0%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.

(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.

(3)	Approximately 94.8 percent of Alleghany’s reinsurance recoverables balance as of December 31, 2013 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher.

(4)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

Alleghany had no allowance for uncollectible reinsurance as of December 31, 2013 and 2012.

Reinsured loss and LAE ceded included in Alleghany’s consolidated statements of earnings were $263.0 million, $290.4 million and $140.1 million for 2013, 2012 and 2011, respectively.

Notes to Consolidated Financial Statements, continued

5. Reinsurance Ceded, continued

(c) Premiums written and earned

The following table indicates property and casualty premiums written and earned for 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Gross premiums written — direct	$1,474.5	$1,231.4	$1,088.6
Gross premiums written — assumed*	3,411.8	2,991.5	52.4
Ceded premiums written*	(598.9)	(499.0)	(366.3)

Net premiums written	$4,287.4	$3,723.9	$774.7

Gross premiums earned — direct	$1,372.2	$1,161.5	$1,069.1
Gross premiums earned — assumed*	3,459.6	3,093.5	45.9
Ceded premiums earned*	(592.6)	(522.0)	(367.4)

Net premiums earned	$4,239.2	$3,733.0	$747.6

*	Include TransRe amounts starting from the TransRe Acquisition Date. See Note 2 for additional information on TransRe.

(d) Significant Reinsurance Contracts

Alleghany’s reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite or assume with multiple reinsurance programs. A discussion of the more significant programs follows.

RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk, and catastrophe excess-of-loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus will expire on April 30, 2014.

On May 1, 2013, RSUI placed its catastrophe reinsurance program for the 2013-2014 period. The catastrophe reinsurance program provides coverage in three layers for $500.0 million of losses in excess of a $100.0 million net retention after application of the surplus share treaties, facultative reinsurance and per risk covers. The first layer provides coverage for $100.0 million of losses, before a 60.0 percent co-participation by RSUI, in excess of the $100.0 million net retention, the second layer provides coverage for $300.0 million of losses, before a 5.0 percent co-participation by RSUI, in excess of $200.0 million and the third layer provides coverage for $100.0 million of losses in excess of $500.0 million, with no co-participation by RSUI. In addition, RSUI’s property per risk reinsurance program for the 2013-2014 period provides RSUI with coverage for $90.0 million of losses, before a 10.0 percent co-participation by RSUI, in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance.

(e) Significant Intercompany Reinsurance Contracts

In the second quarter of 2013, AIHL Re and PCC’s wholly-owned subsidiary, Pacific Compensation Insurance Company (“PCIC”), entered into an intercompany reinsurance contract, effective January 1, 2013, pursuant to which AIHL Re provides PCIC with coverage for adverse development on net loss and allocated loss adjustment expenses in excess of PCIC’s carried reserves at December 31, 2012 and accident year stop-loss coverage for any net losses and allocated loss adjustment expenses in excess of 75.0 percent of net premiums earned for PCIC for accident years 2013, 2014 and 2015. AIHL Re’s commitments also are intended to cover the statutory collateral requirements at PCIC, if and when necessary. AIHL Re’s obligations are subject to an aggregate limit of $100.0 million. In connection with such intercompany reinsurance agreement, Alleghany and AIHL Re entered into a contract whereby Alleghany will guarantee the recoverable balances owed to PCIC from

Notes to Consolidated Financial Statements, continued

5. Reinsurance Ceded, continued

AIHL Re up to $100.0 million. Subsequent to the entry into the above agreements, A.M. Best Company, Inc. upgraded PCIC’s rating to A- (Excellent) from B++ (Good). The above agreements had no impact on Alleghany’s consolidated results of operations and financial condition. From a segment reporting perspective, the financial results of AIHL Re, which are substantially attributable to its intercompany contract with PCIC, have been included in the results of PCC, with all intercompany balances eliminated.

6. Liability for Loss and LAE

Activity in liability for loss and LAE in 2013, 2012 and 2011 is summarized as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Reserves as of January 1	$12,239.8	$2,313.0	$2,328.7
Less: reinsurance recoverables(1)	1,305.9	831.8	847.4

Net reserves	10,933.9	1,481.2	1,481.3

Reserves acquired(2)	—	9,156.1	—

Incurred loss, net of reinsurance, related to:
Current year(3)	2,682.3	2,642.6	455.8
Prior years	(203.0)	(12.3)	(25.8)

Total incurred loss and LAE, net of reinsurance	2,479.3	2,630.3	430.0

Paid loss, net of reinsurance, related to:
Current year(3)	518.5	1,950.5	84.4
Prior years	2,236.8	369.5	345.7

Total paid loss and LAE, net of reinsurance	2,755.3	2,320.0	430.1

Foreign exchange effect(3)	(7.5)	(13.7)	—

Reserves, net of reinsurance recoverables, as of December 31	10,650.4	10,933.9	1,481.2
Reinsurance recoverables as of December 31(1)	1,302.1	1,305.9	831.8

Reserves, gross of reinsurance recoverables, as of December 31	$11,952.5	$12,239.8	$2,313.0

(1)	Reinsurance recoverables in this table include only ceded loss and LAE reserves.

(2)	Represents the carrying value of TransRe’s net reserves acquired in the merger. Gross loss and LAE reserves and ceded loss and LAE reserves as of the TransRe Acquisition Date were $9,627.8 million and $471.7 million, respectively.

(3)	2012 includes amounts from TransRe from the TransRe Acquisition Date through December 31, 2012, including $87.8 million of favorable development from prior accident years on loss and LAE reserves acquired.

Gross loss and LAE reserves as of December 31, 2013 decreased from December 31, 2012, reflecting a decrease in our reinsurance segment loss and LAE reserves, partially offset by a slight increase in our insurance segment loss and LAE reserves. The decrease in gross loss and LAE reserves in the reinsurance segment primarily reflects favorable development from prior accident years and payments related to catastrophic events occurring in prior years. The slight increase in gross loss and LAE reserves in the insurance segment primarily reflects the impact of higher net premiums earned in 2013, partially offset by the impact of property loss claims resulting from Super Storm Sandy paid by RSUI in 2013.

Notes to Consolidated Financial Statements, continued

6. Liability for Loss and LAE, continued

The significant increase in gross loss and LAE reserves as of December 31, 2012 compared with December 31, 2011 is primarily due to reserves acquired as a result of the merger, and to a lesser extent, the impact of Super Storm Sandy.

The above reserve changes included (decreases) increases in prior year net reserves, which are summarized for 2013, 2012 and 2011 as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Reinsurance:
Property	$(184.7)	$—	$—
Casualty and other	(39.4)	—	—

	(224.1)	—	—

Insurance:
RSUI
Casualty	(25.9)	(48.1)	(56.2)
Property and other	8.0	17.0	(3.3)

	(17.9)	(31.1)	(59.5)

Capitol	25.8	13.2	5.0
PCC	13.2	5.6	28.7

Total incurred related to prior years	$(203.0)	$(12.3)	$(25.8)

The more significant prior year adjustments affecting 2013, 2012 and 2011 are summarized as follows:

•

Reinsurance Segment – Property. The $184.7 million favorable prior accident year development includes $73.7 million related to Super Storm Sandy. The remaining $111.0 million of favorable development related to catastrophe events prior to 2012, including flooding that took place in Thailand and the Tohoku earthquake in Japan, both of which occurred in 2011, and to prior accident year non-catastrophe reserves from recent accident years. The $184.7 million favorable development in 2013 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods.

•

Reinsurance Segment – Casualty & Other. Of the $39.4 million favorable prior accident year development in 2013, $35.7 million related to certain medical malpractice treaties, or “the Malpractice Treaties.” Under the terms of the Malpractice Treaties, the increased underwriting profits created by the favorable development are to be retained by the cedants. As a result, TransRe recorded an offsetting increase in profit commission expense incurred. The remaining $3.7 million of favorable development related to a variety of casualty & other lines of business. The $39.4 million of favorable development in 2013 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods in the casualty & other lines of business.

•

RSUI – Casualty. For 2013, the $25.9 million favorable prior accident year development related primarily to umbrella/excess liability and professional liability lines of business, primarily for the 2005 through 2010 accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. For 2012, the $48.1 million favorable development related primarily to the umbrella/excess liability, general liability, professional liability and D&O liability lines of business primarily for the 2005 through 2008 accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such lines of business. For 2011, the $56.2 million net favorable development related primarily to the umbrella/excess, general liability and professional liability lines of business, primarily for the 2003 through 2008 accident years, and reflects favorable loss emergence compared with loss emergence

Notes to Consolidated Financial Statements, continued

6. Liability for Loss and LAE, continued

patterns assumed in earlier periods for such lines of business. The 2011 net favorable development was partially offset by unfavorable prior accident year development in the D&O liability line of business, primarily reflecting adverse legal developments associated with a large claim from the 2007 accident year.

•

RSUI – Property & Other. For 2013, the $8.0 million includes $8.5 million of unfavorable prior accident year development from Hurricane Katrina in 2005, which arose from a significant claim that settled for a larger amount than previously estimated due to an adverse court ruling, partially offset by net favorable development from other property reserves. For 2012, the $17.0 million includes $9.7 million of unfavorable development from Hurricane Ike in 2008.

•

Capitol. For 2013, the $25.8 million net unfavorable prior accident year development includes $19.4 million of unfavorable development related to certain casualty lines of business and to certain specialty casualty classes of business written through a program administrator in connection with a terminated program (the “Terminated Program”) in the 2010 and 2009 accident years, and $10.4 million of unfavorable development from workers’ compensation and certain other casualty lines of business, partially offset by $4.0 million of favorable development from Capitol’s asbestos-related illness and environmental impairment reserves. The $10.4 million unfavorable development in 2013 from workers’ compensation and certain other casualty lines of business related primarily to unfavorable loss emergence on a few individual claims, partially offset by favorable development on surety lines of business. For 2012, the $13.2 million net unfavorable development includes $22.2 million unfavorable development related to the Terminated Program in the 2010 and 2009 accident years, partially offset by net favorable development in certain of Capitol’s casualty and surety lines of business. For 2011, the $5.0 million net unfavorable development includes $14.6 million of unfavorable development related to the Terminated Program, partially offset by net favorable development in certain of Capitol’s casualty lines of business. The unfavorable development related to the Terminated Program in 2013, 2012 and 2011 reflect continued unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods for such business.

•

PCC. For 2013 and 2012, the unfavorable prior accident year development reflects unfavorable workers’ compensation loss emergence compared with loss emergence patterns assumed in earlier periods primarily for the 2005 through 2009 accident years, and to a lesser extent, an increase in unallocated LAE reserves and a decrease in ceded losses. For 2011, the $28.7 million of unfavorable development specifically related to an unanticipated increase in medical claims emergence, the absence of anticipated favorable indemnity claims emergence, and an increase in LAE reserves arising in part from an increased use of outside counsel to assist in the settlement process, as well as a decrease in ceded loss and LAE reserves based on a review of reinsurance coverage estimates.

7. Credit Agreement

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

The Credit Agreement replaced Alleghany’s previous three-year credit agreement, which provided for a two tranche revolving credit facility in an aggregate principal amount of up to $100.0 million (the “Prior Credit Agreement”), consisting of a secured credit facility in an aggregate principal amount of up to $50.0 million and an unsecured credit facility in an aggregate principal amount of up to $50.0 million. The Prior Credit Agreement expired on September 9, 2013. There were no borrowings under the Prior Credit Agreement from its inception through its expiration.

Notes to Consolidated Financial Statements, continued

7. Credit Agreement, continued

Borrowings under the Credit Agreement bear a floating rate of interest based in part on Alleghany’s credit rating, among other factors. The Credit Agreement requires that all loans be repaid in full no later than October 15, 2017. The Credit Agreement also requires Alleghany to pay a commitment fee each quarter in a range of between 0.125 and 0.30 percent per annum, based upon Alleghany’s credit rating, on the daily unused amount of the commitments. The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this nature. There were no borrowings under the Credit Agreement from its inception through December 31, 2013.

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

On September 20, 2010, Alleghany completed a public offering of $300.0 million aggregate principal amount of its 5.625% senior notes due on September 15, 2020 (the “2020 Senior Notes”). The 2020 Senior Notes are unsecured and unsubordinated general obligations of Alleghany. Interest is payable semi-annually on March 15 and September 15 of each year. The terms of the 2020 Senior Notes permit redemption prior to their maturity. The indenture under which the 2020 Senior Notes were issued contains covenants that impose conditions on Alleghany’s ability to create liens on, or engage in sales of, the capital stock of AIHL or RSUI. The 2020 Senior Notes were issued at approximately 99.6 percent of par, resulting in proceeds after underwriting discount, commissions and other expenses of $298.9 million, and an effective yield of approximately 5.67 percent. Approximately $2.8 million of underwriting discount, commissions and other expenses were recorded as deferred charges, which are amortized over the life of the 2020 Senior Notes.

(b) TransRe Senior Notes

On December 14, 2005, TransRe completed a public offering of $750.0 million aggregate principal amount of its 5.75% senior notes due on December 14, 2015 (the “2015 Notes”). Prior to the TransRe Acquisition Date, a portion of the 2015 Notes was repurchased by Old TransRe. As of December 31, 2013, the outstanding principal amount was $667.0 million. On November 23, 2009, TransRe completed a public offering of $350.0 million aggregate principal amount of its 8.00% senior notes due on November 30, 2039 (the “2039 Notes”). The TransRe Senior Notes, consisting of the 2015 Notes and the 2039 Notes, are unsecured and unsubordinated general obligations of TransRe and are not guaranteed by Alleghany. Interest on each issuance of TransRe Senior Notes is payable semi-annually. The terms of the TransRe Senior Notes permit redemption prior to their maturity. The indentures under which the TransRe Senior Notes were issued contain covenants that impose conditions on TransRe’s ability to create liens on, or engage in sales of, the capital stock of certain of its subsidiaries, including TRC, TRZ or Fair American Insurance and Reinsurance Company. As of the TransRe Acquisition Date, the TransRe Senior Notes were recorded at their estimated fair value of $1.1 billion, and resulted in an effective yield of approximately 3.0 percent for the 2015 Notes and 6.9 percent for the 2039 Notes. See Note 2 for additional information on TransRe and Note 3 for fair value information.

Notes to Consolidated Financial Statements, continued

9. Income Taxes

Income tax expense (benefit) consists of the following:

	Federal	State	Foreign	Total
	(in millions)
Year ended December 31, 2013
Current	$68.4	$4.6	$62.7	$135.7
Deferred	90.4	(0.2)	—	90.2

	$158.8	$4.4	$62.7	$225.9

Year ended December 31, 2012
Current	$107.8	$1.2	$0.4	$109.4
Deferred	(92.9)	0.6	—	(92.3)

	$14.9	$1.8	$0.4	$17.1

Year ended December 31, 2011
Current	$45.8	$1.6	$—	$47.4
Deferred	0.3	(0.2)	—	0.1

	$46.1	$1.4	$—	$47.5

The difference between the federal income tax rate and the effective income tax rate is as follows:

	2013	2012	2011
Federal income tax rate	35.0%	35.0%	35.0%
Foreign tax credit and other adjustments	(0.5)	—	(0.9)
Income subject to dividends-received deduction	(0.9)	(0.5)	(4.0)
Tax-exempt interest	(8.1)	(8.9)	(5.7)
State taxes, net of federal tax benefit	0.3	0.1	0.4
Non-taxable gain on bargain purchase	—	(24.1)	—
Non-deductible transaction costs	—	1.0	—
Prior period adjustment	0.6	—	—
Other, net	—	(0.2)	0.1

Effective tax rate	26.4%	2.4%	24.9%

The higher effective tax rate in 2013 primarily reflects the absence of a gain on bargain purchase, which had a significant impact in 2012. The gain on bargain purchase resulted in a significant increase in earnings before income taxes without a corresponding increase in income taxes. The impact of the gain on bargain purchase on the effective tax rate in 2012 was partially offset by the impact of certain non-deductible Transaction Costs in 2012, which resulted in losses before income taxes without a corresponding decrease in income taxes.

The lower effective tax rate in 2012 primarily reflects the impact of the non-taxable gain on bargain purchase and, to a lesser extent, the impact of higher tax-exempt interest income generated by TransRe from the TransRe Acquisition Date through December 31, 2012, partially offset by the impact of certain non-deductible Transaction Costs. The gain on bargain purchase resulted in a significant increase in earnings before income taxes without a corresponding increase in income taxes, whereas certain non-deductible Transaction Costs resulted in losses before income taxes without a corresponding decrease in income taxes.

Notes to Consolidated Financial Statements, continued

9. Income Taxes, continued

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2013 and 2012 are as follows:

	As of December 31,
	2013	2012
	(in millions)
Deferred tax assets:
Loss and LAE reserves	$334.1	$359.1
Minimum tax credit carry forward	144.4	194.7
Compensation accruals	131.5	100.9
Unearned premiums	112.3	108.7
OTTI losses	12.2	7.3
Foreign tax credit carry forward	—	53.3
State net operating loss carry forward	15.8	15.3
Other	102.7	88.2

Gross deferred tax assets before valuation allowance	853.0	927.5
Valuation allowance	(15.8)	(15.3)

Gross deferred tax assets	837.2	912.2

Deferred tax liabilities:
Net unrealized gains on investments	123.4	137.7
Deferred acquisition costs	117.2	106.2
Purchase accounting adjustments	67.9	110.6
Foreign tax credit carryforward	9.3	—
Other	49.6	25.1

Gross deferred tax liabilities	367.4	379.6

Net deferred tax assets	$469.8	$532.6

A valuation allowance is provided against deferred tax assets when, in the opinion of management, it is more likely than not that a portion of the deferred tax asset will not be realized. Alleghany has recognized $15.8 million of deferred tax assets for certain state net operating and capital loss carryovers. A valuation allowance of $15.8 million has been established against these deferred tax assets as Alleghany does not currently anticipate it will generate sufficient income in these states to absorb such loss carryovers.

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

Notes to Consolidated Financial Statements, continued

9. Income Taxes, continued

Alleghany’s income tax returns are not currently under examination by the Internal Revenue Service. TransRe’s income tax returns, which all relate to periods prior to the merger with Alleghany, are not currently under examination by the Internal Revenue Service. The following table lists the tax years of Alleghany and TransRe tax returns that remain subject to examination by major tax jurisdictions as of December 31, 2013:

Major Tax Jurisdiction	Open Tax Years
Australia	2009-2012
Canada	2009-2012
France	2009-2012
Germany	2009-2012
Japan	2010-2012
Switzerland	2012
United Kingdom	2010-2012
U.S.	2008-2012

Alleghany filed amended Federal income tax returns and applied for Federal income tax refunds for the tax years 2007 – 2012 related to TransRe’s foreign taxes. To the extent a requested amended return relates to a tax year where the statute of limitations has expired, the filing of the amended return will cause that tax year to re-open.

Alleghany believes that, as of December 31, 2013, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There was no liability for interest or penalties accrued for uncertain tax positions as of December 31, 2013.

10. Stockholders’ Equity

(a) Common Stock Repurchases

In October 2012, Alleghany’s Board of Directors authorized the repurchase of shares of Common Stock, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million.

Pursuant to the Board authorizations, in 2013, Alleghany repurchased an aggregate of 113,160 shares of its Common Stock in the open market for $40.4 million, at an average price per share of $356.92. In 2012, Alleghany repurchased an aggregate of 53,346 shares of its Common Stock in the open market for $17.8 million, at an average price per share of $333.08. In 2011, Alleghany repurchased an aggregate of 399,568 shares of its Common Stock in the open market for $120.3 million, at an average price per share of $301.14.

(b) Accumulated Other Comprehensive Income

The following table presents a reconciliation of the changes during 2013 in accumulated other comprehensive income attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	(in millions)
Balance as of January 1, 2013	$263.3	$(13.4)	$0.6	$250.5
Other comprehensive income, net of tax:
Other comprehensive income before reclassifications	70.2	(35.9)	(2.8)	31.5
Reclassifications from accumulated other comprehensive income	(95.1)	—	—	(95.1)

Total	(24.9)	(35.9)	(2.8)	(63.6)

Balance as of December 31, 2013	$238.4	$(49.3)	$(2.2)	$186.9

Notes to Consolidated Financial Statements, continued

10. Stockholders’ Equity, continued

Reclassifications out of accumulated other comprehensive income attributable to Alleghany stockholders during 2013 were as follows:

Accumulated Other Comprehensive Income Component	Line in Consolidated Statement of Earnings	Year Ended December 31, 2013
		(in millions)
Unrealized appreciation of investments:	Net realized capital gains*	$190.3
	Other than temporary impairment losses	(44.0)
	Income taxes	(51.2)

Total reclassifications:	Net earnings	$95.1

*	Excludes the following items not reclassified out of accumulated other comprehensive income: (i) a $46.8 million realized capital gain related to the sale of Homesite, and (ii) a $5.0 million realized capital loss relating to a non-cash impairment charge related to certain finite-lived intangible assets at Capitol.

(c) Regulations and Dividend Restrictions

As of December 31, 2013, approximately $6.2 billion of Alleghany’s total equity of $6.9 billion was unavailable for dividends or advances to Alleghany from its subsidiaries. The remaining $0.7 billion was available for dividends or advances to Alleghany from its subsidiaries, or was retained at the Alleghany parent-level, and as such, was available to pay dividends to Alleghany’s stockholders as of December 31, 2013.

Alleghany’s reinsurance and insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by them without prior approval of insurance regulatory authorities.

With respect to TransRe, its domestic operating subsidiaries could ordinarily pay dividends without regulatory approval based on statutory surplus. However, for a period of 24 months following the TransRe Acquisition Date, TransRe’s operating subsidiaries are prohibited from paying a dividend to TransRe in excess of $200.0 million in any given twelve month period without the prior approval of the New York State Department of Financial Services. In 2013, TRC paid dividends of $200.0 million to TransRe, of which $150.0 million was in turn paid to Alleghany.

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

With respect to AIHL, its operating subsidiaries could also pay additional dividends without regulatory approval based on statutory surplus. Of the aggregate total equity of Alleghany’s insurance operating subsidiaries as of December 31, 2013 of $2.0 billion, a maximum of $60.6 million was available for dividends without prior approval of the applicable insurance regulatory authorities.

Statutory net income of Alleghany’s reinsurance and insurance subsidiaries was $836.9 million and $448.8 million for the years ended December 31, 2013 and 2012, respectively. Combined statutory capital and surplus of Alleghany’s reinsurance and insurance subsidiaries was $6.5 billion and $5.8 billion as of December 31, 2013 and 2012, respectively. As of December 31, 2013, the amount of statutory capital and surplus necessary to satisfy regulatory requirements was not significant in relation to actual statutory capital and surplus.

Notes to Consolidated Financial Statements, continued

11. Earnings Per Share of Common Stock

The following is a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
	(in millions, except share amounts)
Net earnings available to Alleghany stockholders	$628.4	$702.2	$143.3
Effect of dilutive securities	—	—	(0.5)

Income available to common stockholders for diluted earnings per share	$628.4	$702.2	$142.8

Weighted average common shares outstanding applicable to basic earnings per share	16,786,608	15,441,578	8,807,487
Effect of dilutive securities	—	—	4,157

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	16,786,608	15,441,578	8,811,644

Contingently issuable shares of 73,072, 57,981 and 43,292 were potentially available during 2013, 2012 and 2011, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

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

On January 30, 2012, Alleghany and the other defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of these three putative stockholder class actions against Alleghany, Merger Sub, Old TransRe, Old TransRe’s directors, and Allied World Assurance Company Holdings, AG, among others. Pursuant to the terms of the proposed settlement, certain supplemental disclosures were made related to the merger. The memorandum of understanding contemplated that the parties would enter into a stipulation of settlement. On October 12, 2012, the parties entered into a stipulation of settlement that includes customary conditions, including court approval following notice to Old TransRe’s stockholders. On January 10, 2013, a hearing was held before the Court to consider the fairness, reasonableness, and adequacy of the settlement, as well as plaintiffs’ counsel’s petition for an award of attorneys’ fees and expenses not to exceed $0.5 million, to be paid, or cause to be paid, by TransRe. At the hearing, the Chancellor declined to approve the settlement, but granted plaintiffs’ counsel an opportunity to make a supplemental submission addressing, among other things, the materiality of the supplemental disclosures made in connection with the settlement. On January 29, 2013, the plaintiffs filed such supplemental submission. On February 28, 2013, another hearing was held before the Court to consider the proposed settlement. At that hearing, the Court declined to approve the

Notes to Consolidated Financial Statements, continued

12. Commitments and Contingencies, continued

settlement and, on March 13, 2013, the Court entered an order dismissing the consolidated Delaware action without prejudice. On April 25, 2013, one of the two lawsuits filed in the Supreme Court of the State of New York was discontinued. On April 26, 2013, the remaining lawsuit was also discontinued.

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

(b) Indemnification Obligations

On July 14, 2005 (the “Closing Date”), Alleghany completed the sale of its world-wide industrial minerals business, World Minerals, Inc. (“World Minerals”), to Imerys USA, Inc. (the “Purchaser”), a wholly-owned subsidiary of Imerys, S.A., pursuant to a Stock Purchase Agreement, dated as of May 19, 2005, by and among the Purchaser, Imerys, S.A. and Alleghany (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Alleghany undertook certain indemnification obligations, including a general indemnification for breaches of representations and warranties set forth in the Stock Purchase Agreement, and a special indemnification (the “Products Liability Indemnification”) related to products liability claims arising from events that occurred during pre-closing periods, including the period of Alleghany ownership (the “Alleghany Period”). Under the terms of the Stock Purchase Agreement, with respect to products liability claims arising in respect of events occurring during the period prior to the Alleghany Period, Alleghany will provide indemnification at a rate of 100.0 percent for the first $100.0 million of losses arising from such claims, and at a rate of 50.0 percent for the next $100.0 million of such losses, so that Alleghany’s maximum indemnification obligation in respect of products liability claims relating to such period of time is $150.0 million. This indemnification obligation will expire on July 31, 2016. With respect to the Alleghany Period, based on its historical experience and other analyses, in July 2005, Alleghany established a $0.6 million reserve in connection with the Products Liability Indemnification for the Alleghany Period. Such reserve was approximately $0.1 million as of both December 31, 2013 and 2012. The Stock Purchase Agreement provides that Alleghany has no responsibility for products liability claims arising in respect of events occurring after the Closing Date, and that any products liability claims involving both pre-closing and post-closing periods will be apportioned on an equitable basis.

Notes to Consolidated Financial Statements, continued

12. Commitments and Contingencies, continued

(c) Leases

Alleghany leases certain facilities, furniture and equipment under long-term lease agreements. In addition, certain land, office space and equipment are leased under non-cancelable operating leases that expire at various dates through 2029. Rent expense was $28.8 million, $21.2 million and $10.5 million in 2013, 2012 and 2011, respectively. The aggregate minimum payments under operating leases with initial or remaining terms of more than one year as of December 31, 2013 were as follows:

Year	Aggregate Minimum Lease Payments
(in millions)
2014	$33.2
2015	30.6
2016	26.2
2017	23.5
2018	23.7
2019 and thereafter	158.6

(d) Asbestos and Environmental Impairment Exposure

Loss and LAE include amounts for risks relating to asbestos-related illness and environmental impairment. As of December 31, 2013 and 2012, such gross and net reserves were as follows:

	December 31, 2013		December 31, 2012
	Gross	Net	Gross	Net
	(in millions)
TransRe	$583.8	$431.9	$512.4	$394.5
Capitol	10.4	10.3	13.5	13.5

Total	$594.2	$442.2	$525.9	$408.0

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

(e) Equity Holdings Concentration

As of December 31, 2012, Alleghany had a concentration of market risk in its AFS equity securities portfolio with respect to certain energy sector businesses of $542.2 million.

13. Segments of Business

(a) Overview

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its business into two reportable segments – reinsurance and insurance. In addition, reinsurance and insurance underwriting activities are evaluated separately from investment and

Notes to Consolidated Financial Statements, continued

13. Segments of Business, continued

corporate activities. Net realized capital gains and OTTI losses are not considered relevant in evaluating investment performance on an annual basis. Segment accounting policies are described in Note 1.

The reinsurance segment consists of property and casualty reinsurance operations conducted by TransRe’s reinsurance operating subsidiaries (see Note 2 for additional information on TransRe) and is further reported by major product lines—property and casualty & other. TransRe provides property and casualty reinsurance to insurers and reinsurers through brokers and on a direct basis to ceding companies. TransRe also writes a modest amount of insurance business, which is included in the reinsurance segment. Approximately half of the premiums earned by TransRe’s operations are generated by offices located in Canada, Europe, Asia, Australia, Africa and those serving Latin America and the Caribbean. Although the majority of the premiums earned by these offices typically relate to the regions where they are located, a significant portion may be derived from other regions of the world, including the U.S. In addition, although a significant portion of the assets and liabilities of these foreign offices generally relate to the countries where ceding companies and reinsurers are located, most investments are located in the country of domicile of these offices.

The insurance segment consists of property and casualty insurance operations conducted by AIHL through its insurance operating subsidiaries RSUI, Capitol and PCC. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment.

The primary components of “corporate activities” are Alleghany Properties, Stranded Oil, Alleghany’s investments in Homesite (prior to its sale on December 31, 2013) and ORX and other activities at the parent level. Beginning April 26, 2012 and August 30, 2013, corporate activities also includes the operating results of BKI and Kentucky Trailer, respectively.

In addition, corporate activities includes interest expense associated with the Alleghany Senior Notes, whereas interest expense associated with the TransRe Senior Notes is included in “Total Segments.”

(b) Results

Segment results for Alleghany’s two reportable segments and for corporate activities for 2013, 2012 (which include TransRe from the TransRe Acquisition Date through December 31, 2012), and 2011 are shown in the tables below:

	Reinsurance Segment			Insurance Segment
Year Ended December 31, 2013	Property	Casualty & Other(1)	Total	RSUI	Capitol	PCC(5)	Total	Total Segments	Corporate Activities(2)	Consolidated
	(in millions)
Gross premiums written	$1,129.9	$2,293.1	$3,423.0	$1,261.6	$182.8	$42.0	$1,486.4	$4,909.4	$(23.1)	$4,886.3
Net premiums written	988.4	2,259.6	3,248.0	827.2	171.4	40.8	1,039.4	4,287.4	—	4,287.4
Net premiums earned	989.2	2,289.5	3,278.7	764.0	157.6	38.9	960.5	4,239.2	—	4,239.2
Net loss and LAE	316.5	1,609.9	1,926.4	404.2	104.5	44.2	552.9	2,479.3	—	2,479.3
Commissions, brokerage and other underwriting expenses(3)	293.3	725.0	1,018.3	208.9	84.1	27.9	320.9	1,339.2	—	1,339.2

Underwriting profit (loss)(4)	$379.4	$(45.4)	$334.0	$150.9	$(31.0)	$(33.2)	$86.7	420.7	—	420.7

Net investment income								415.2	50.5	465.7
Net realized capital gains								197.7	34.4	232.1
Other than temporary impairment losses								(44.0)	—	(44.0)
Gain on bargain purchase								—	—	—
Other income								1.8	76.9	78.7
Other operating expenses								83.7	81.2	164.9
Corporate administration								—	36.1	36.1
Amortization of intangible assets								10.0	0.2	10.2
Interest expense								49.4	37.4	86.8

Earnings before income taxes								$848.3	$6.9	$855.2

Notes to Consolidated Financial Statements, continued

13. Segments of Business, continued

	Reinsurance Segment			Insurance Segment
Year Ended December 31, 2012	Property	Casualty & Other(1)	Total	RSUI	Capitol	PCC	Total	Total Segments	Corporate Activities(2)	Consolidated
	(in millions)
Gross premiums written	$966.2	$1,974.0	$2,940.2	$1,123.4	$158.1	$19.4	$1,300.9	$4,241.1	$(18.2)	$4,222.9
Net premiums written	896.9	1,943.8	2,840.7	715.1	149.1	19.0	883.2	3,723.9	—	3,723.9
Net premiums earned	900.9	2,015.0	2,915.9	655.8	144.6	16.7	817.1	3,733.0	—	3,733.0
Net loss and LAE	566.4	1,491.7	2,058.1	466.2	85.9	20.1	572.2	2,630.3	—	2,630.3
Commissions, brokerage and other underwriting expenses (3)	191.1	400.0	591.1	184.3	79.2	27.8	291.3	882.4	—	882.4

Underwriting profit (loss)(4)	$143.4	$123.3	$266.7	$5.3	$(20.5)	$(31.2)	$(46.4)	220.3	—	220.3

Net investment income								317.5	(4.5)	313.0
Net realized capital gains								117.9	40.0	157.9
Other than temporary impairment losses								(2.9)	—	(2.9)
Gain on bargain purchase								—	494.9	494.9
Other income								26.1	31.2	57.3
Other operating expenses								89.2	34.5	123.7
Corporate administration								—	75.8	75.8
Amortization of intangible assets								253.3	—	253.3
Interest expense								40.8	27.6	68.4

Earnings before income taxes								$295.6	$423.7	$719.3

	Reinsurance Segment			Insurance Segment
Year Ended December 31, 2011	Property	Casualty & Other(1)	Total	RSUI	Capitol	PCC	Total	Total Segments	Corporate Activities(2)	Consolidated
					(in millions)
Gross premiums written	$—	$—	$—	$986.5	$150.4	$4.1	$1,141.0	$1,141.0	$—	$1,141.0
Net premiums written	—	—	—	627.9	141.6	5.2	774.7	774.7	—	774.7
Net premiums earned	—	—	—	593.8	149.3	4.5	747.6	747.6	—	747.6
Net loss and LAE	—	—	—	315.2	83.3	31.5	430.0	430.0	—	430.0
Commissions, brokerage and other underwriting expenses (3)	—	—	—	170.8	72.7	24.6	268.1	268.1	—	268.1

Underwriting profit (loss)(4)	$—	$—	$—	$107.8	$(6.7)	$(51.6)	$49.5	49.5	—	49.5

Net investment income								117.4	(8.5)	108.9
Net realized capital gains								79.7	47.4	127.1
Other than temporary impairment losses								(3.6)	—	(3.6)
Gain on bargain purchase								—	—	—
Other income								0.7	1.1	1.8
Other operating expenses								26.2	4.9	31.1
Corporate administration								—	41.0	41.0
Amortization of intangible assets								3.4	—	3.4
Interest expense								0.1	17.3	17.4

Earnings before income taxes								$214.0	$(23.2)	$190.8

(1)	Casualty & Other primarily consists of assumed: D&O liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Includes elimination of minor reinsurance activity between segments.
(3)	Includes amortization associated with deferred acquisition costs of $973.5 million, $578.1 million and $141.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(4)

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

Notes to Consolidated Financial Statements, continued

13. Segments of Business, continued

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
(5)	Includes underwriting results of AIHL Re.

(c) Foreign operations

Information associated with Alleghany’s foreign operations, which relates to its reinsurance segment, is as follows:

•	Foreign gross premiums written in 2013 and from the TransRe Acquisition Date through December 31, 2012 were $1,645.5 million and $1,454.9 million, respectively.

•

Foreign net premiums earned in 2013 and from the TransRe Acquisition Date through December 31, 2012 were $1,569.1 million and $1,430.6 million, respectively. The foreign country in which Alleghany generates the largest amount of premium revenues is the United Kingdom. Net premiums earned by operations in the United Kingdom in 2013 and from the TransRe Acquisition Date through December 31, 2012 were $661.2 million and $562.9 million, respectively.

(d) Identifiable assets and equity

As of December 31, 2013, the identifiable assets of the reinsurance segment, insurance segment and corporate activities were $16.5 billion, $6.3 billion and $0.6 billion, respectively, of which cash and invested assets represented $14.5 billion, $4.7 billion and $0.3 billion, respectively. As of December 31, 2013, Alleghany’s equity attributable to the reinsurance segment, insurance segment and corporate activities was $4.5 billion, $2.7 billion and ($0.3) billion, respectively.

(e) Concentration

Three large international brokers accounted for approximately 27 percent, 22 percent and 11 percent in 2013 and approximately 26 percent, 21 percent and 12 percent from the TransRe Acquisition Date through December 31, 2012 of gross premiums written in the reinsurance segment.

14. Long-Term Compensation Plans

(a) Parent-Level

As of December 31, 2013, Alleghany had long-term compensation plans for parent-level employees and directors. Parent-level, long-term compensation plans to current employees do not include stock options but consist only of restricted stock awards, including restricted stock units and performance share awards. Parent-level, long-term compensation payments to non-employee directors consist of annual awards of restricted stock and restricted stock units.

Amounts recognized as compensation expense in the consolidated statements of earnings and comprehensive income with respect to long-term compensation awards under plans for parent-level employees and directors were $18.7 million, $19.4 million and $2.8 million in 2013, 2012 and 2011, respectively. The amount of related income tax benefit recognized as income in the consolidated statements of earnings and comprehensive income with respect to these plans was $6.5 million, $6.8 million and $1.0 million in 2013, 2012 and 2011, respectively. In 2013, 2012 and 2011, $6.4 million, $4.9 million and $1.8 million of Common Stock at

Notes to Consolidated Financial Statements, continued

14. Long-Term Compensation Plans, continued

fair market value, respectively, and $16.3 million, $5.3 million and $5.8 million of cash, respectively, was paid by Alleghany under plans for parent-level employees and directors. As noted above, as of December 31, 2013 and December 31, 2012, all outstanding awards were accounted for under the fair-value-based method of accounting.

A summary of the parent-level long-term compensation plans is as follows:

Director Restricted Stock Plans

The automatic annual grant to each non-employee director consists of either restricted stock or restricted stock units, at the director’s election. Awards granted to non-employee directors were not material to Alleghany’s results of operations, financial condition or cash flows for the three years ended December 31, 2013.

Alleghany Long-Term Incentive Plans

In February 2012, Alleghany adopted the 2012 Long-Term Incentive Plan (the “2012 LTIP”), which was approved by Alleghany stockholders in April 2012. Awards under the 2012 LTIP may include, but are not limited to, cash and/or shares of Common Stock, rights to receive cash and/or shares of Common Stock and options to purchase shares of Common Stock, including options intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended, and options not intended to so qualify. Under the 2012 LTIP, the following types of awards were outstanding as of December 31, 2013:

•

Performance Share Awards — Participants are entitled, at the end of a four-year award period, to a maximum amount equal to the value of one and one-half shares of Common Stock for each performance share issued to them based on market value on the payment date. Payouts are made provided defined levels of performance are achieved. Expenses are recorded based on changes in the fair value of the awards. The fair value is calculated based primarily on: the value of Common Stock as of the balance sheet date; the degree to which performance targets specified in the 2012 LTIP have been achieved; and the time elapsed with respect to each award period.

•

Restricted Share Awards — From time to time, Alleghany has awarded to certain management employees restricted shares or restricted stock units of Common Stock. These awards entitle the participants to a specified maximum amount equal to the value of one share of Common Stock for each restricted share issued to them based on the market value on the grant date. The expense is recognized ratably over the performance period, which can be extended under certain circumstances.

(b) TransRe Book Value Unit Plan

TransRe has a Book Value Unit Plan (the “TransRe Plan”) for the purpose of providing equity-like incentives to key employees of TransRe. Under the TransRe Plan, book value units (“BVUs”) are issued. BVUs may only be settled in cash. The fair value of each BVU is calculated as stockholder’s equity of TransRe, adjusted for certain capital transactions, divided by the adjusted number of BVUs outstanding. Pursuant to the terms of the Merger Agreement, certain Old TransRe restricted stock units held by current or former employees were converted into BVUs. BVUs have vesting dates of up to the fourth anniversary of the date of grant, with converted Old TransRe restricted stock units retaining their pre-conversion vesting dates. The BVUs contain certain restrictions, relating to, among other things, forfeiture in the event of termination of employment and transferability. In 2013 and 2012, TransRe recorded $52.2 million and $63.9 million, respectively, in compensation expense and a deferred tax benefit of $18.3 million and $22.4 million, respectively, related to the TransRe Plan.

Notes to Consolidated Financial Statements, continued

14. Long-Term Compensation Plans, continued

(c) RSUI Restricted Share Plan

RSUI has a Restricted Stock Unit Plan (the “RSUI Plan”) for the purpose of providing equity-like incentives to key employees of RSUI. Under the RSUI Plan, restricted stock units (“units”) are issued. Additional units, defined as the “Deferred Equity Pool,” were issued in 2013, 2012 and 2011 and may be created in the future if certain financial performance measures are met. Units may only be settled in cash. The fair value of each unit is calculated as stockholder’s equity of RSUI, adjusted for certain capital transactions and accumulated compensation expense recognized under the RSUI Plan, divided by the sum of RSUI common stock outstanding and the original units available under the RSUI Plan. The units vest on the fourth anniversary of the date of grant and contain certain restrictions, relating to, among other things, forfeiture in the event of termination of employment and transferability. In 2013, 2012 and 2011, RSUI recorded $27.9 million, $21.0 million and $26.2 million, respectively, in compensation expense related to the RSUI Plan. During the same periods, a deferred tax benefit of $9.8 million, $7.4 million and $9.2 million, respectively, related to the compensation expense was recorded.

15. Employee Retirement Benefit Plans

(a) Overview

Alleghany and certain of its subsidiaries provide a variety of retirement benefits. Alleghany provides supplemental retirement benefits through deferred compensation programs and profit sharing plans for certain of its parent-level officers and employees. In addition, Alleghany’s subsidiaries sponsor both qualified, defined contribution retirement plans for substantially all employees, including executives, and non-qualified plans only for executives, some of which provide for voluntary salary reduction contributions by employees and matching contributions by each respective subsidiary, subject to specified limitations.

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

In addition, Alleghany has defined benefit pension and, prior to September 30, 2013, retiree health plans for parent-level employees, and TransRe and Kentucky trailer have defined benefit pensions plans for certain of its employees, as further described below.

These employee retirement plans are not material to Alleghany’s results of operations, financial condition or cash flows for the three years ended December 31, 2013.

(b) Parent-Level

Alleghany has an unfunded, noncontributory defined benefit pension plan for parent-level executives and a funded, noncontributory defined benefit pension plan for parent-level employees. Prior to September 30, 2013, Alleghany also had two unfunded retiree health plans, one for parent-level executives and one for parent-level employees. On July 16, 2013, the Alleghany Board of Directors decided to: (i) freeze the benefits associated with the unfunded, noncontributory defined benefit pension plan for parent-level executives, effective December 31, 2013; and (ii) terminate both retiree health plans, effective September 30, 2013. The funded, noncontributory defined benefit pension plan for parent-level employees is unaffected. As a result of these decisions, Alleghany recorded a pre-tax $8.8 million reduction to corporate administration expense in 2013.

The projected benefit obligations of both defined benefit pension plans as of December 31, 2013 and 2012 was $21.6 million and $26.4 million, respectively, and the related fair value of plan assets was $2.4 million and $2.7 million, respectively.

Notes to Consolidated Financial Statements, continued

15. Employee Retirement Benefit Plans, continued

(c) TransRe

TransRe has an unfunded, noncontributory defined benefit plan and a funded noncontributory defined benefit plan for some of its employees in the U.S. Benefits under TransRe’s defined benefit plans were frozen as of December 31, 2009. As of December 31, 2013 and 2012, the projected benefit obligation was $49.8 million and $55.3 million, respectively, and the related fair value of plan assets was $42.4 million and $47.0 million, respectively.

(d) Kentucky Trailer

Kentucky Trailer has a funded noncontributory defined benefit plan for some of its employees. Benefits under Kentucky Trailer’s defined benefit plans were frozen in 2005. As of December 31, 2013, the projected benefit obligation was $5.6 million, and the related fair value of plan assets was $4.7 million.

16. Quarterly Results of Operations (unaudited)

Selected quarterly financial data for 2013 and 2012 are presented below:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
2013
Revenues	$1,223.6	$1,196.2	$1,189.5	$1,362.5
Net earnings(1)	$196.3	$113.7	$113.2	$205.3
Basic earnings per share of Common Stock(1)(2)	$11.67	$6.78	$6.75	$12.24

2012
Revenues	$1,048.9	$1,234.4	$1,229.5	$1,240.4
Net earnings(1)	$560.1	$109.3	$125.4	$(92.6)
Basic earnings per share of Common Stock(1)(2)	$51.17	$6.46	$7.41	$(5.47)

(1)	Attributable to Alleghany stockholders.

(2)	Earnings per share by quarter may not equal the amount for the full year due to the timing of both the shares issued in connection with the merger in 2012 and repurchases of Common Stock, as well as rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alleghany Corporation:

We have audited Alleghany Corporation and subsidiaries internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Alleghany Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Alleghany Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013 of Alleghany Corporation and subsidiaries and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 25, 2014

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on that evaluation, our management, including our CEO and CFO, concluded that, as of December 31, 2013, our internal control over financial reporting was effective. Our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which appears in Part II, Item 8, “Financial Statements and Supplementary Data” on page 147 of this Form 10-K. We note that all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended December 31, 2013 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is included under the captions “Alleghany Corporate Governance — Board of Directors,” “Alleghany Corporate Governance — Committees of the Board of Directors,” “Alleghany Corporate Governance — Codes of Ethics,” “Securities Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal 1. Election of Directors,” and “Executive Officers” in our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April  25, 2014, or our “2014 Proxy Statement,” which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 is included under the captions “Proposal 1. Election of Directors — Compensation of Directors,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Payments upon Termination of Employment,” in our 2014 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is included under the captions “Principal Stockholders,” and “Securities Ownership of Directors and Executive Officers,” in our 2014 Proxy Statement, which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2013, relating to Alleghany’s equity compensation plans under which its equity securities are authorized for issuance:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	179,468	(2)	$289.79	(3)	573,798	(4)
Equity compensation plans not approved by security holders	—		—		—

Total	179,468		$289.79		573,798

(1)	These equity compensation plans consist of: (i) the 2000 Directors’ Stock Option Plan, or the “2000 Directors’ Plan,” (ii) the 2005 Directors’ Stock Plan, or the “2005 Directors’ Plan,” (iii) the Amended and Restated 2010 Directors’ Stock Plan, or the “2010 Directors’ Plan,” (iv) the 2007 Long Term Incentive Plan, or the “2007 LTIP,” and (v) the 2012 Long Term Incentive Plan, or the “2012 LTIP.” Prior to its expiration on December 31, 2004, the 2000 Directors’ Plan provided for the annual grant to each director who was not an employee of Alleghany or any of its subsidiaries of an option to purchase 1,000 shares of our common stock (subject to anti-dilution adjustments). Prior to its expiration on December 31, 2009, the 2005 Directors’ Plan provided for the annual grant to each director who was not an employee of Alleghany or any of its subsidiaries of a stock option to purchase 500 shares of our common stock (subject to anti-dilution adjustments) and, at the individual director’s election, either 250 shares of restricted common stock or 250 restricted stock units, each such unit equivalent to one share of our common stock.

(2)	This amount includes: (i) 4,595 outstanding stock options issued to directors under the 2000 Directors’ Plan, (ii) 17,824 outstanding stock options issued to directors under the 2005 Directors’ Plan, (iii) 13,580 outstanding stock options issued to directors under the 2010 Directors’ Plan, (iv) 2,648 outstanding restricted stock units issued to directors under the 2005 Directors’ Plan, (v) 6,117 outstanding restricted stock units issued to directors under the 2010 Directors’ Plan, (vi) 87,339 outstanding performance shares issued under the 2007 LTIP assuming payouts at maximum, (vii) 35,770 outstanding performance shares issued under the 2012 LTIP assuming payouts at maximum, (viii) 3,925 outstanding restricted stock units awarded under the 2012 LTIP, and (ix) 7,670 outstanding restricted stock units awarded under the 2012 LTIP as a matching grant, or the “Matching Grant Restricted Stock Units.” Restricted stock units granted to directors pursuant to the 2005 Directors’ Plan and 2010 Directors’ Plan, or the “Director Restricted Stock Units,” are paid out in the form of common stock, with one share of our common stock being paid for each Director Restricted Stock Unit. Matching Grant Restricted Stock Units are to be paid in cash and/or common stock, at the discretion of the Compensation Committee of our Board of Directors, with one share of our common stock or, if payment is made in cash, the market value of one share of our common stock on the payment date being paid for each Matching Grant Restricted Stock Unit. Performance shares outstanding under the 2007 LTIP and 2012 LTIP are paid, at the end of a four-year award period, in a maximum amount equal to one and one-half shares of our common stock for each performance share, depending upon the level of performance achieved. Payments in respect of performance shares are made based upon the market value of our common stock on the payment date. Recipients of performance shares are permitted to elect to receive payment for performance shares in the form of cash and/or common stock, subject to certain limitations. Since there is no exercise price for restricted stock units or for performance shares, they are not taken into account in calculating the weighted-average exercise price in column (b).

(3)	The weighted-average exercise price is based upon the weighted-average exercise price of the outstanding director stock options issued under the 2000 Directors’ Plan, under the 2005 Directors’ Plan and under the 2010 Directors’ Plan.

(4)	This amount does not include: (i) 577,026 shares of our common stock that remained available for issuance under the 2002 Long Term Incentive Plan upon its termination on December 31, 2006, (ii) 188,190 shares of our common stock that remained available for issuance under the 2007 LTIP upon its termination on April 27, 2012, or (iii) 27,485 shares of our common stock that remained available for issuance under the 2005 Directors’ Plan upon its expiration on December 31, 2009 since no further awards of common stock may be made under any such plan. As of December 31, 2010, no shares of our common stock remained available for future option grants under the 2000 Directors’ Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is included under the captions “Alleghany Corporate Governance — Director Independence” and “Alleghany Corporate Governance — Related Party Transactions” in our 2014 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is included under the caption “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm for Fiscal 2014” in our 2014 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.

Our consolidated financial statements, together with the reports thereon of Ernst & Young LLP, our independent registered public accounting firm for the years ended December 31, 2013 and 2012, and KPMG LLP, our independent registered public accounting firm for the year ended December 31, 2011, are set forth on pages 95 through 146 of this Form 10-K.

2. Financial Statement Schedules.

The Index to Financial Statements Schedules and the schedules relating to our consolidated financial statements, together with the reports thereon of Ernst & Young LLP, our independent registered public accounting firm for the years ended December 31, 2013 and 2012, and KPMG LLP, our independent registered public accounting firm for the year ended December 31, 2011, are set forth on pages 154 through 165 of this Form 10-K.

3. Exhibits.

See the Exhibit Index beginning on page 166 of this Form 10-K for a description of the exhibits filed as part of, or incorporated by reference in, this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION (Registrant)

Date: February 25, 2014	By:	/s/ WESTON M. HICKS
Weston M. Hicks
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2014	By:	/s/ REX D. ADAMS
Rex D. Adams
Director

Date: February 25, 2014	By:	/s/ JERRY G. BORRELLI
Jerry G. Borrelli
Vice President (principal accounting officer)

Date: February 25, 2014	By:	/s/ STEPHEN P. BRADLEY
Stephen P. Bradley
Director

Date: February 25, 2014	By:	/s/ KAREN BRENNER
Karen Brenner
Director

Date: February 25, 2014	By:	/s/ IAN H. CHIPPENDALE
Ian H. Chippendale
Director

Date: February 25, 2014	By:	/s/ JOHN G. FOOS
John G. Foos
Director

Date: February 25, 2014	By:	/s/ WESTON M. HICKS
Weston M. Hicks
President and Director (principal executive officer)

Date: February 25, 2014	By:	/s/ THOMAS S. JOHNSON
Thomas S. Johnson
Director

Date: February 25, 2014	By:	/s/ JEFFERSON W. KIRBY
Jefferson W. Kirby
Chairman of the Board and Director

Date: February 25, 2014	By:	/s/ WILLIAM K. LAVIN
William K. Lavin
Director

Date: February 25, 2014	By:	/s/ PHILLIP M. MARTINEAU
Phillip M. Martineau
Director

Date: February 25, 2014	By:	/s/ JOHN L. SENNOTT, JR.
John L. Sennott, Jr.
Senior Vice President (principal financial officer)

Date: February 25, 2014	By:	/s/ JAMES F. WILL
James F. Will
Director

Date: February 25, 2014	By:	/s/ RAYMOND L.M. WONG
Raymond L.M. Wong
Director

Alleghany Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alleghany Corporation:

We have audited the consolidated financial statements of Alleghany Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and for each of the two years in the period ended December 31, 2013, and have issued our report thereon dated February 25, 2014 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the 2013 and 2012 financial statement schedules listed in the accompanying Index to the financial statement schedules of this Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these schedules based on our audits.

In our opinion, the 2013 and 2012 financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alleghany Corporation:

Under the date of February 22, 2012, we reported on Alleghany Corporation and subsidiaries’ consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2011, which is included in the Annual Report on Form 10-K for the year ended December 31, 2011. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related 2011 information on the financial statement schedules as listed in the accompanying index. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these schedules based on our audits.

In our opinion, such financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ KPMG LLP

New York, New York

February 22, 2012

Schedule I – Summary of Investments – Other Than Investments in Related Parties

ALLEGHANY CORPORATION AND SUBSIDIARIES

December 31, 2013

Type of Investment	Cost	Fair Value	Amount at which shown in the Balance Sheet
	( in millions)
Fixed maturities:
Bonds:
U.S. Government obligations	$982.1	$955.0	$955.0
Municipal bonds	5,650.5	5,590.1	5,590.1
Foreign government obligations	979.3	975.4	975.4
U.S. corporate bonds	2,307.2	2,312.9	2,312.9
Foreign corporate bonds	1,810.6	1,831.7	1,831.7
Mortgage and asset-backed securities:
RMBS	1,559.5	1,547.8	1,547.8
CMBS	881.6	885.6	885.6
Other asset-backed securities	705.0	704.4	704.4

Fixed maturities	14,875.8	14,802.9	14,802.9

Equity securities:
Common stocks:
Public utilities	—	—	—
Banks, trust and insurance companies	56.7	72.2	72.2
Industrial, miscellaneous and all other	1,748.0	2,157.2	2,157.2
Nonredeemable preferred stocks	—	—	—

Equity securities	1,804.7	2,229.4	2,229.4

Other invested assets	641.9	641.9	641.9
Short-term investments	1,317.9	1,317.9	1,317.9

Total investments	$18,640.3	$18,992.1	$18,992.1

Schedule II – Condensed Financial Information of Registrant

Condensed Balance Sheets

ALLEGHANY CORPORATION

December 31, 2013 and 2012

	2013	2012
	(in thousands)
Assets
Equity securities (cost: 2013 – $23,576; 2012 – $155,441)	$44,536	$146,332
Debt securities (amortized cost: 2013 – $70,758; 2012 – $289,709)	68,731	296,963
Short-term investments	78,101	18,854
Cash	17,356	1,379
Property and equipment at cost, net of accumulated depreciation and amortization	584	500
Other assets	22,712	33,836
Net deferred tax assets	31,097	41,162
Investment in subsidiaries	7,471,271	6,652,152

Total assets	$7,734,388	$7,191,178

Liabilities and Stockholders’ Equity
Senior Notes	$698,910	$698,758
Other liabilities	78,825	87,663
Current taxes payable	9,132	970

Total liabilities	786,867	787,391
Stockholders’ equity attributable to Alleghany stockholders	6,923,757	6,403,787
Noncontrolling interest	23,764	—

Stockholders’ equity	6,947,521	6,403,787

Total liabilities and stockholders’ equity	$7,734,388	$7,191,178

See accompanying Notes to Condensed Financial Statements

Schedule II – Condensed Financial Information of Registrant (continued)

Condensed Statements of Earnings

ALLEGHANY CORPORATION

Year ended December 31,

	2013	2012	2011
	(in thousands)
Revenues
Net investment income	$7,540	$10,702	$13,240
Net realized capital (losses) gains	(4,769)	39,966	46,844
Other than temporary impairment losses	—	—	—
Gain on bargain purchase	—	494,940	—
Other income	188	193	1,031

Total revenues	2,959	545,801	61,115

Costs and Expenses
Interest expense	37,302	27,635	17,287
Corporate administration	36,111	75,806	40,962

Total costs and expenses	73,413	103,441	58,249

Operating profit (losses)	(70,454)	442,360	2,866
Equity in earnings of consolidated subsidiaries	925,690	276,916	187,971

Earnings before income taxes	855,236	719,276	190,837
Income taxes	225,882	17,032	47,586

Net earnings	629,354	702,244	143,251
Net earnings attributable to noncontrolling interest	933	—	—

Net earnings attributable to Alleghany stockholders	$628,421	$702,244	$143,251

See accompanying Notes to Condensed Financial Statements

Schedule II – Condensed Financial Information of Registrant (continued)

Condensed Statements of Cash Flows

ALLEGHANY CORPORATION

Year ended December 31,

	2013	2012	2011
	(in thousands)
Cash flows from operating activities
Net earnings	$629,354	$702,244	$143,251
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Equity in undistributed net (earnings) losses of consolidated subsidiaries	(674,337)	(246,566)	(138,226)
Depreciation and amortization	1,920	2,216	993
Net realized capital (gains) losses	4,769	(39,966)	(46,844)
Other than temporary impairment losses	—	—	—
Gain on bargain purchase	—	(494,940)	—
Decrease (increase) in other assets	—	—	(179)
Increase (decrease) in other liabilities and taxes payable	11,737	(32,261)	19,480

Net adjustments	(655,911)	(811,517)	(164,776)

Net cash (used in) provided by operating activities	(26,557)	(109,273)	(21,525)

Cash flows from investing activities
Purchases of debt securities	—	(363,718)	(1,000)
Purchases of equity securities	—	(155,441)	(7,187)
Sales of debt securities	218,657	72,027	16,353
Maturities and redemptions of debt securities	1,078	2,312	3,360
Sales of equity securities	125,724	168,525	393,071
Net (purchase) sale in short-term investments	(59,247)	342,418	(258,187)
Purchases of property and equipment	(243)	(29)	(60)
Purchase of subsidiary, net of cash acquired	—	(828,222)	—
Other, net	15,910	(14,995)	1,107

Net cash provided by (used in) investing activities	301,879	(777,123)	147,457

Cash flows from financing activities
Proceeds from issuance of Senior Notes	—	399,592	—
Debt issue costs paid	—	(3,470)	—
Treasury stock acquisitions	(40,389)	(17,768)	(120,325)
Tax benefit on stock based compensation	—	295	645
Capital contributions to consolidated subsidiaries	(429,371)	(165,479)	(10,398)
Distributions from consolidated subsidiaries	218,800	661,500	6,840
Other, net	(8,385)	9,279	243

Net cash (used in) provided by financing activities	(259,345)	883,949	(122,995)

Effect of exchange rate changes on cash	—	—	—

Net increase (decrease) in cash	15,977	(2,447)	2,937
Cash at beginning of period	1,379	3,826	889

Cash at end of period	$17,356	$1,379	$3,826

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$36,675	$26,830	$16,641
Income taxes paid (refunds received)	78,293	136,015	31,302

See accompanying Notes to Condensed Financial Statements

Schedule II – Condensed Financial Information of Registrant (continued)

Notes to Condensed Financial Statements

ALLEGHANY CORPORATION

1. Investment in Consolidated Subsidiaries. Reference is made to Notes 1 and 2 to the Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

2. Income Taxes. Reference is made to Note 9 to the Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

3. Commitments and Contingencies. Reference is made to Note 12 to the Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

4. Stockholders’ Equity. Reference is made to Note 10 to the Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K with respect to stockholders’ equity and surplus available for dividend payments to Alleghany from its subsidiaries.

5. Senior Notes. Reference is made to Note 8 to the Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

6. Gain on bargain purchase in 2012. Reference is made to Note 2 to the Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Schedule III – Supplemental Insurance Information

ALLEGHANY CORPORATION AND SUBSIDIARIES

	Line of Business	At December 31,				For the Year Ended December 31,
Year		Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
	(in millions)
2013	Property and Casualty Insurance	$334.7	$11,952.5	$1,765.6	$—	$4,239.2	$415.2	$2,479.3	$973.5	$365.7	$4,287.4

2012	Property and Casualty Insurance	$303.5	$12,239.8	$1,705.3	$—	$3,733.0	$317.5	$2,630.3	$578.1	$304.3	$3,723.9

2011	Property and Casualty Insurance	$70.5	$2,313.0	$549.7	$—	$747.6	$117.4	$430.0	$141.4	$126.7	$774.7

Schedule IV – Reinsurance

ALLEGHANY CORPORATION AND SUBSIDIARIES

Three years ended December 31, 2013

Year	Line of Business	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in millions)
2013	Property and casualty	$1,372.2	$592.6	$3,459.6	$4,239.2	81.6%

2012	Property and casualty	$1,161.5	$522.0	$3,093.5	$3,733.0	82.9%

2011	Property and casualty	$1,069.1	$367.4	$45.9	$747.6	6.1%

Schedule V – Valuation and Qualifying Accounts

ALLEGHANY CORPORATION AND SUBSIDIARIES

Year	Description	Balance at January 1,	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at December 31,
	(in millions)
2013	Allowance for uncollectible reinsurance recoverables	$—	$—	$—	$—	$—

	Allowance for uncollectible premiums receivable	$0.4	$0.6	$—	$0.5	$0.5

2012	Allowance for uncollectible reinsurance recoverables	$—	$—	$—	$—	$—

	Allowance for uncollectible premiums receivable	$1.4	$(0.3)	$—	$0.7	$0.4

2011	Allowance for uncollectible reinsurance recoverables	$—	$—	$—	$—	$—

	Allowance for uncollectible premiums receivable	$1.1	$1.1	$—	$0.8	$1.4

SCHEDULE VI – Supplemental Information Concerning Insurance Operations

ALLEGHANY CORPORATION AND SUBSIDIARIES

	At December 31,					For the Year Ended December 31,
Year	Line of Business	Deferred Policy Acquisition Cost	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount if Any Deducted, in Reserves for Unpaid Claims and Claim Adjustment Expenses	Unearned Premiums	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
								Current Year	Prior Year
	(in millions)

2013	Property and Casualty Insurance	$334.7	$11,952.5	$—	$1,765.6	$4,239.2	$415.2	$2,682.3	$(203.0)	$973.5	$2,755.3	$4,287.4

2012	Property and Casualty Insurance	$303.5	$12,239.8	$—	$1,705.3	$3,733.0	$317.5	$2,642.6	$(12.3)	$578.1	$2,320.0	$3,723.9

2011	Property and Casualty Insurance	$70.5	$2,313.0	$—	$549.7	$747.6	$117.4	$455.8	$(25.8)	$141.4	$430.1	$774.7

EXHIBIT INDEX

Exhibit Number	Description

2.01	Agreement and Plan of Merger, dated as of November 20, 2011, by and among Alleghany, Transatlantic Holdings, Inc. and Shoreline Merger Sub, LLC filed as Exhibit 2.1 to Alleghany’s Current Report on Form 8-K filed on November 21, 2011, is incorporated herein by reference.

3.01	Restated Certificate of Incorporation of Alleghany, as amended by Amendment accepted and received for filing by the Secretary of State of the State of Delaware on June 23, 1988, filed as Exhibit 3.1 to Alleghany’s Registration Statement on Form S-3 (No. 333-134996) filed on June 14, 2006, is incorporated herein by reference.

3.02	By-laws of Alleghany, as amended December 18, 2007, filed as Exhibit 3.2 to Alleghany’s Current Report on Form 8-K filed on December 20, 2007, is incorporated herein by reference.

3.03	Certificate of Elimination of 5.75% Mandatory Convertible Preferred Stock of Alleghany (incorporated herein by reference to Exhibit 3.1 to Alleghany’s Current Report on Form 8-K filed on July 22, 2009).

4.01†	Specimen certificates representing shares of common stock, par value $1.00 per share, of Alleghany, filed as Exhibit 4.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, is incorporated herein by reference.

4.02	Indenture, dated as of September 20, 2010, by and between Alleghany and The Bank of New York Mellon, as Trustee, filed as Exhibit 4.1 to Alleghany’s Current Report on Form 8-K filed on September 20, 2010, is incorporated herein by reference.

4.03	First Supplemental Indenture, dated as of September 20, 2010, by and between Alleghany and The Bank of New York Mellon, as Trustee, including the form of the Senior Notes attached as Exhibit A thereto, filed as Exhibit 4.2 to Alleghany’s Current Report on Form 8-K filed on September 20, 2010, is incorporated herein by reference.

4.04	Second Supplemental Indenture, dated as of June 26, 2012, by and between Alleghany and The Bank of New York Mellon, as Trustee, including the form of the Senior Notes attached as Exhibit A thereto, filed as Exhibit 4.1 to Alleghany’s Current Report on Form 8-K filed on June 26, 2012, is incorporated herein by reference.

*10.01	Alleghany 2010 Management Incentive Plan, filed as Exhibit 10.3 to Alleghany’s Current Report on Form 8-K filed on April 26, 2010, is incorporated herein by reference.

*10.02	Alleghany Officers and Highly Compensated Employees Deferred Compensation Plan, as amended and restated as of January 1, 2011, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on January 20, 2011, is incorporated herein by reference.

*10.03	Alleghany 2002 Long-Term Incentive Plan, adopted and effective April 26, 2002, as amended, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on December 18, 2008, is incorporated herein by reference.

*10.04	Alleghany 2007 Long-Term Incentive Plan, adopted and effective April 27, 2007, as amended, filed as Exhibit 10.3 to Alleghany’s Current Report on Form 8-K filed on December 18, 2008, is incorporated herein by reference.

*10.05(a)	Alleghany 2012 Long-Term Incentive Plan, adopted and effective April 27, 2012, filed as an appendix to Alleghany’s Definitive Proxy Statement dated March 16, 2012 is incorporated herein by reference.

*10.05(b)	Form of Performance Share Award Agreement under the 2012 Long-Term Incentive Plan, filed as Exhibit 10.06(b) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2012, is incorporated herein by reference.

*10.05(c)	Form of Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan, filed as Exhibit 10.06(c) to Allegheny’s Annual Report on Form 10-K for the year ended December 31, 2012, is incorporated herein by reference.

Exhibit Number	Description

*10.06	Alleghany Retirement Plan, amended and restated effective January 1, 2011, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on December 17, 2010, is incorporated herein by reference.

*10.07	Description of Alleghany Group Long Term Disability Plan effective as of July 1, 1995, filed as Exhibit 10.10 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

*10.08	Alleghany 2000 Directors’ Stock Option Plan effective April 28, 2000, filed as Exhibit A to Alleghany’s Proxy Statement, filed in connection with its Annual Meeting of Stockholders held on April 28, 2000, is incorporated herein by reference.

*10.09	Alleghany Non-Employee Directors’ Retirement Plan, as amended, effective December 19, 2006, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on December 22, 2006, is incorporated herein by reference.

*10.10(a)	Alleghany 2005 Directors’ Stock Plan, as amended as of December 31, 2008, filed as Exhibit 10.12(a) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*10.10(b)	Form of Option Agreement under the Alleghany 2005 Directors’ Stock Plan, as amended as of December 16, 2008, filed as Exhibit 10.12(a) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*10.10(c)	Amended and Restated Stock Unit Supplement to the Alleghany 2005 Directors’ Stock Plan, as amended as of December 16, 2008, filed as Exhibit 10.12(c) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*10.11	Alleghany Amended and Restated 2010 Directors’ Stock Plan, filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, is incorporated herein by reference.

*10.12	Terms and Provisions Governing 2011 ACP Incentive Awards, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on January 20, 2011, is incorporated herein by reference.

*10.13(a)	Employment Agreement, dated October 7, 2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

*10.13(b)	Restricted Stock Unit Matching Grant Agreement, dated October 7, 2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

*10.13(c)	Restricted Stock Award Agreement, dated December 31, 2004, between Alleghany and Weston M. Hicks, filed as Exhibit 10.11(d) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

*10.13(d)	Letter Agreement, dated April 15, 2008, between Alleghany and Weston M. Hicks, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 21, 2008, is incorporated herein by reference.

*10.14	Restricted Stock Award Agreement, dated as of December 21, 2004 between Alleghany and Roger B. Gorham, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 21, 2005, is incorporated herein by reference.

*10.15	Letter Agreement, dated as of November 20, 2011, by and between Alleghany and Joseph P. Brandon, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is incorporated herein by reference.

Exhibit Number	Description

*10.16	Restricted Stock Unit Matching Grant Agreement dated as of March 6, 2012, by and between Alleghany and Joseph P. Brandon, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is incorporated herein by reference.

*10.17	Success Shares Award Agreement, dated as of March 6, 2012, by and between Alleghany and Joseph P. Brandon, filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is incorporated herein by reference.

10.18*	Letter Agreement, dated as of February 21, 2013, between Alleghany Corporation and Roger B. Gorham, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on February 26, 2013, is incorporated herein by reference.

10.19*	Letter Agreement, dated as of April 8, 2013, between Alleghany Corporation and John L. Sennott, Jr., filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 15, 2013, is incorporated herein by reference.

10.20(a)	Asset Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville Sales Corporation (the “Celite Asset Purchase Agreement”), filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.

10.20(b)	List of Contents of Exhibits and Schedules to the Celite Asset Purchase Agreement, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.20(c)	Amendment No. 1 dated as of July 31, 1991 to the Celite Asset Purchase Agreement, filed as Exhibit 10.3 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.

10.20(d)	Amendment No. 2 dated as of May 11, 2006 to the Celite Asset Purchase Agreement, filed as Exhibit 10.4 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.

10.21(a)	Acquisition Agreement, dated as of June 6, 2003, by and between Royal Group, Inc. and AIHL (the “Resurgens Specialty Acquisition Agreement”), filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.21(b)	List of Contents of Exhibits and Schedules to the Resurgens Specialty Acquisition Agreement, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.22(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and RIC (the “Royal Indemnity Company Quota Share Reinsurance Agreement”), filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.22(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company Quota Share Reinsurance Agreement, filed as Exhibit 10.5 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.23(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal Surplus Lines Insurance Company and RIC (the “Royal Surplus Lines Insurance Company Quota Share Reinsurance Agreement”), filed as Exhibit 10.6 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

Exhibit Number	Description

10.23(b)	List of Contents of Exhibits and Schedules to the Royal Surplus Lines Insurance Company Quota Share Reinsurance Agreement, filed as Exhibit 10.7 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.24(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Landmark and RIC (the “Landmark Quota Share Reinsurance Agreement”), filed as Exhibit 10.8 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.24(b)	List of Contents of Exhibits and Schedules to the Landmark Quota Share Reinsurance Agreement, filed as Exhibit 10.9 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.25(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Indemnity Company, Resurgens Specialty and RIC (the “Royal Indemnity Company Administrative Services Agreement”), filed as Exhibit 10.10 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.25(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company Administrative Services Agreement, filed as Exhibit 10.11 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.26(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Surplus Lines Insurance Company, Resurgens Specialty and RIC (the “Royal Surplus Lines Insurance Company Administrative Services Agreement”), filed as Exhibit 10.12 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.26(b)	List of Contents of Exhibits and Schedules to the Royal Surplus Lines Insurance Company Administrative Services Agreement, filed as Exhibit 10.13 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.27(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Insurance Company of America, Resurgens Specialty and RIC (the “Royal Insurance Company of America Administrative Services Agreement”), filed as Exhibit 10.14 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.27(b)	List of Contents of Exhibits and Schedules to the Royal Insurance Company of America Administrative Services Agreement, filed as Exhibit 10.15 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.28(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Landmark, Resurgens Specialty and RIC (the “Landmark Administrative Services Agreement”), filed as Exhibit 10.16 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.28(b)	List of Contents of Exhibits and Schedules to the Landmark Administrative Services Agreement, filed as Exhibit 10.17 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

Exhibit Number	Description

10.29(a)	Quota Share Reinsurance Agreement, dated as of September 2, 2003, by and between Landmark and Royal Indemnity Company (the “Royal Indemnity Company (Landmark) Quota Share Reinsurance Agreement”), filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.29(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company (Landmark) Quota Share Reinsurance Agreement, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.30(a)	Administrative Services Agreement, dated as of September 2, 2003, by and between Royal Indemnity Company and Landmark (the “Royal Indemnity Company (Landmark) Administrative Services Agreement”), filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.30(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company (Landmark) Administrative Services Agreement, filed as Exhibit 10.5 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.31(a)	Stock Purchase Agreement, dated as of May 19, 2005, by and among Imerys USA, Inc., Imerys, S.A. and Alleghany (the “Imerys Stock Purchase Agreement”), filed as Exhibit 10.1(a) to Alleghany’s Current Report on Form 8-K filed on May 23, 2005, is incorporated herein by reference.

10.31(b)	List of Contents of Exhibits and Schedules to the Imerys Stock Purchase Agreement, filed as Exhibit 10.1(b) to Alleghany’s Current Report on Form 8-K filed on May 23, 2005, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.32(a)	Agreement and Plan of Merger, dated as of June 27, 2008, by and among Darwin, Allied World Assurance Company Holdings, Ltd. and Allied World Merger Company, filed as Exhibit 2.1 to Alleghany’s Current Report on Form 8-K filed on June 30, 2008, is incorporated herein by reference.

10.32(b)	Voting Agreement, dated as of June 27, 2008, by and between AIHL and Allied World Assurance Company Holdings, Ltd., filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on June 30, 2008, is incorporated herein by reference.

10.33(a)	Credit Agreement, dated as of September 9, 2010, among Alleghany, the lenders which are signatories thereto and U.S. Bank National Association as administrative agent for the lenders (the “Credit Agreement”), filed as Exhibit 10.1(a) to Alleghany’s Current Report on Form 8-K filed on September 14, 2010, is incorporated herein by reference.

10.33(b)	List of Contents of Exhibits and Schedules to the Credit Agreement, filed as Exhibit 10.1(b) to Alleghany’s Current Report on Form 8-K filed on September 14, 2010, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.34	Security Agreement, dated as of September 9, 2010, by and among the Company and U.S. Bank National Association, as collateral agent, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on September 14, 2010, is incorporated herein by reference.

10.35	Voting Agreement, dated as of February 27, 2012, by and between Alleghany and Davis Selected Advisers, L.P., filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is incorporated herein by reference.

Exhibit Number	Description

10.36(a)	Credit Agreement, dated as of October 15, 2013, among the Company, the lenders which are signatories thereto and U.S. Bank National Association, as administrative agent for the Lenders (the “Second Credit Agreement”), filed as Exhibit 10.1(a) to Alleghany’s Current Report on Form 8-K filed on October 21, 2013, is incorporated herein by reference.

10.36(b)	List of Contents of Exhibits and Schedules to the Second Credit Agreement, filed as Exhibit 10.1(b) to Alleghany’s Current Report on Form 8-K filed on October 21, 2013, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

12.1	Statement regarding Calculation of Ratio of Earnings to Fixed Charges.

21	List of subsidiaries of Alleghany.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm, to the incorporation by reference of its reports relating to the financial statements, the related schedules of Alleghany and subsidiaries and its attestation report.

23.2	Consent of KPMG LLP, independent registered public accounting firm, to the incorporation by reference of its reports relating to the financial statements, the related schedules of Alleghany and subsidiaries.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-K.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-K.

101.1	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Statements of Earnings and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

*	Compensatory plan or arrangement.

†	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, certain instruments defining the rights of holders of long-term debt securities of Alleghany and its consolidated subsidiaries are not filed because the total amount of securities authorized under such instruments does not exceed 10 percent of the total assets of Alleghany and its subsidiaries on a consolidated basis. A copy of such instruments will be furnished to the Securities and Exchange Commission upon request.