Form 10-Q
period 2014-03-31
ALLEGHANY CORP /DE
filed 2014-05-05
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

16,464,233 SHARES, PAR VALUE $1.00 PER SHARE, AS OF APRIL 30, 2014

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
	(in thousands, except share amounts)
Assets
Investments:
Available-for-sale securities at fair value:
Equity securities (cost: 2014 – $2,265,027; 2013 – $1,804,698)	$2,637,802	$2,229,453
Debt securities (amortized cost: 2014 – $14,682,684; 2013 – $14,875,750)	14,802,122	14,802,890
Short-term investments	926,674	1,317,895

	18,366,598	18,350,238
Other invested assets	619,674	641,924

Total investments	18,986,272	18,992,162
Cash	481,414	498,315
Accrued investment income	141,820	146,381
Premium balances receivable	788,260	675,255
Reinsurance recoverables	1,354,229	1,363,707
Ceded unearned premiums	185,159	173,148
Deferred acquisition costs	358,398	334,740
Property and equipment at cost, net of accumulated depreciation and amortization	67,777	58,974
Goodwill	99,747	99,747
Intangible assets, net of amortization	129,145	127,284
Current taxes receivable	25,644	13,049
Net deferred tax assets	412,697	469,787
Other assets	463,774	408,539

Total assets	$23,494,336	$23,361,088

Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	$11,864,719	$11,952,541
Unearned premiums	1,857,948	1,765,550
Senior Notes	1,790,041	1,794,407
Reinsurance payable	107,402	90,562
Other liabilities	736,147	810,507

Total liabilities	16,356,257	16,413,567

Common stock (shares authorized: 2014 and 2013 – 22,000,000; shares issued: 2014 –17,459,961; 2013 – 17,459,961)	17,460	17,460
Contributed capital	3,611,300	3,613,151
Accumulated other comprehensive income	279,049	186,930
Treasury stock, at cost (2014 – 924,370 shares; 2013 – 693,769 shares)	(304,760)	(213,911)
Retained earnings	3,525,007	3,320,127

Total stockholders’ equity attributable to Alleghany stockholders	7,128,056	6,923,757
Noncontrolling interest	10,023	23,764

Total stockholders’ equity	7,138,079	6,947,521

Total liabilities and stockholders’ equity	$23,494,336	$23,361,088

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$1,053,997	$1,075,013
Net investment income	110,583	118,811
Net realized capital gains	96,836	50,902
Other than temporary impairment losses	(5,220)	(32,312)
Other income	30,446	11,141

Total revenues	1,286,642	1,223,555

Costs and Expenses
Net loss and loss adjustment expenses	611,159	567,413
Commissions, brokerage and other underwriting expenses	324,236	326,227
Other operating expenses	53,342	30,738
Corporate administration	9,632	12,422
Amortization of intangible assets	(1,861)	11,630
Interest expense	21,811	21,736

Total costs and expenses	1,018,319	970,166

Earnings before income taxes	268,323	253,389
Income taxes	63,682	57,095

Net earnings	204,641	196,294
Net losses attributable to noncontrolling interest	(239)	-

Net earnings attributable to Alleghany stockholders	$204,880	$196,294

Net earnings	$204,641	$196,294
Other comprehensive income:
Change in unrealized gains, net of deferred taxes of $81,364 and $45,877 for 2014 and 2013, respectively	151,104	85,200
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of ($32,066) and ($6,507) for 2014 and 2013, respectively	(59,550)	(12,084)
Change in unrealized currency translation adjustment, net of deferred taxes of $233 and ($5,366) for 2014 and 2013, respectively	432	(9,966)
Retirement plans	133	(154)

Comprehensive income	296,760	259,290
Comprehensive loss attributable to noncontrolling interest	(239)	-

Comprehensive income attributable to Alleghany stockholders	$296,999	$259,290

Basic earnings per share attributable to Alleghany stockholders	$12.28	$11.67
Diluted earnings per share attributable to Alleghany stockholders	12.28	11.67

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash flows from operating activities
Net earnings	$204,641	$196,294
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	34,406	65,199
Net realized capital (gains) losses	(96,836)	(50,902)
Other than temporary impairment losses	5,220	32,312
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	26,318	50,668
(Increase) decrease in premium balances receivable	(113,005)	(87,487)
(Increase) decrease in ceded unearned premiums	(12,011)	(14,029)
(Increase) decrease in deferred acquisition costs	(23,658)	(17,960)
Increase (decrease) in unearned premiums	92,398	18,338
Increase (decrease) in loss and loss adjustment expenses	(87,822)	(188,267)
Change in unrealized foreign exchange (losses) gains	(18,543)	78,955
Other, net	(126,845)	67,433

Net adjustments	(320,378)	(45,740)

Net cash provided by (used in) operating activities	(115,737)	150,554

Cash flows from investing activities
Purchases of debt securities	(1,744,739)	(1,903,342)
Purchases of equity securities	(704,290)	(1,376,991)
Sales of debt securities	1,668,560	2,178,552
Maturities and redemptions of debt securities	244,451	432,542
Sales of equity securities	314,160	863,175
Net (purchase) sale in short-term investments	418,649	(372,447)
Purchases of property and equipment	(12,019)	(1,557)
Other, net	(1,499)	20,439

Net cash (used in) provided by investing activities	183,273	(159,629)

Cash flows from financing activities
Treasury stock acquisitions	(94,642)	(31,576)
Other, net	8,929	(8,735)

Net cash provided by (used in) financing activities	(85,713)	(40,311)

Effect of exchange rate changes on cash	1,276	(25,259)

Net (decrease) increase in cash	(16,901)	(74,645)
Cash at beginning of period	498,315	649,524

Cash at end of period	$481,414	$574,879

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$8,580	$8,438
Income taxes paid (refunds received)	71,106	(45,366)

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”) of Alleghany Corporation (“Alleghany”), a Delaware corporation. Unless the context otherwise requires, references to “Alleghany” include Alleghany together with its subsidiaries.

Alleghany owns and manages operating subsidiaries and investments, anchored by a core position in property and casualty reinsurance and insurance. Alleghany was incorporated in 1984 under the laws of the State of Delaware and in December 1986, it succeeded to the business of its parent company, Alleghany Corporation, which was incorporated in 1929. Prior to March 6, 2012, Alleghany was primarily engaged, through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”) and its subsidiaries, in the property and casualty insurance business. AIHL’s insurance operations are principally conducted by its subsidiaries RSUI Group, Inc. (“RSUI”), Capitol Transamerica Corporation (“Capitol”), and Pacific Compensation Corporation (“PCC”). Capitol has been a subsidiary of AIHL since January 2002, RSUI has been a subsidiary of AIHL since July 2003, and PCC has been a subsidiary of AIHL since July 2007. AIHL Re LLC (“AIHL Re”) has been a wholly-owned subsidiary of Alleghany since its formation in 2006. AIHL Re is a captive reinsurance company which provides reinsurance to our insurance operating subsidiaries and affiliates. On March 6, 2012, Alleghany consummated a merger transaction with Transatlantic Holdings, Inc. (“TransRe”), at which time TransRe became one of Alleghany’s wholly-owned subsidiaries, and Alleghany’s reinsurance operations commenced. Alleghany’s public equity investments, including those held by TransRe’s and AIHL’s operating subsidiaries, are managed primarily by Alleghany’s wholly-owned subsidiary Roundwood Asset Management LLC (“Roundwood”).

Although Alleghany’s primary sources of revenues and earnings are its reinsurance and insurance operations and investments, it also conducts other activities. Alleghany manages, sources, executes and monitors its private capital investments primarily through its wholly-owned subsidiary Alleghany Capital Corporation (“ACC”). ACC’s private capital investments include: (i) Stranded Oil Resources Corporation (“SORC”), an exploration and production company focused on enhanced oil recovery, headquartered in Austin, Texas; (ii) Bourn & Koch, Inc. (“BKI”), a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois; (iii) R.C. Tway Company, LLC (“Kentucky Trailer”), a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky; and (iv) an approximately 39 percent equity interest in ORX Exploration, Inc. (“ORX”), a regional oil and gas exploration and production company, headquartered in New Orleans, Louisiana.

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

The accompanying consolidated financial statements include the results of Alleghany and its wholly-owned and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). All significant inter-company balances and transactions have been eliminated in consolidation. The results of Kentucky Trailer have been included in Alleghany’s consolidated financial statements beginning August 30, 2013.

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

(b) Other Significant Accounting Principles

Alleghany’s significant accounting principles can be found in Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K.

(c) Recent Accounting Standards

Future Application of Accounting Standards

In April 2014, the Financial Accounting Standards Board issued guidance that changed the criteria for reporting discontinued operations. Under the new guidance, only disposals that represent a strategic shift in operations would qualify as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations. This guidance is effective in the first quarter of 2015. Alleghany will adopt this guidance in the 2015 first quarter, and Alleghany does not currently believe that the implementation will have an impact on its results of operations and financial condition.

2.	Fair Value of Financial Instruments

The carrying values and estimated fair values of Alleghany’s consolidated financial instruments as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets	(in millions)

Investments (excluding equity method investments)(1)	$18,633.8	$18,633.8	$18,632.2	$18,632.2

Liabilities

Senior Notes(2)	$1,790.0	$1,934.8	$1,794.4	$1,887.7

(1)	This table includes available-for-sale (“AFS”) investments (debt and equity securities as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. Fair value for all other categories of investments is discussed in Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K for additional information.

Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of March 31, 2014 and December 31, 2013 were as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of March 31, 2014
Equity securities:
Common stock	$2,637.8	$-	$-	$2,637.8
Preferred stock	-	-	-	-

Total equity securities	2,637.8	-	-	2,637.8

Debt securities:
U.S. Government obligations	-	826.0	-	826.0
Municipal bonds	-	5,610.9	-	5,610.9
Foreign government obligations	-	948.4	-	948.4
U.S. corporate bonds	-	2,357.4	34.8	2,392.2
Foreign corporate bonds	-	1,731.0	1.2	1,732.2
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(1)	-	1,274.8	77.9	1,352.7
Commercial mortgage-backed securities (“CMBS”)	-	921.3	60.6	981.9
Other asset-backed securities	-	336.6	621.2	957.8

Total debt securities	-	14,006.4	795.7	14,802.1
Short-term investments	-	926.7	-	926.7
Other invested assets(2)	-	-	267.2	267.2

Total investments (excluding equity method investments)	$2,637.8	$14,933.1	$1,062.9	$18,633.8

Senior Notes	$-	$1,934.8	$-	$1,934.8

	Level 1	Level 2	Level 3	Total
	(in millions)
As of December 31, 2013
Equity securities:
Common stock	$2,229.4	$-	$-	$2,229.4
Preferred stock	-	-	-	-

Total equity securities	2,229.4	-	-	2,229.4

Debt securities:
U.S. Government obligations	-	955.0	-	955.0
Municipal bonds	-	5,590.1	-	5,590.1
Foreign government obligations	-	975.4	-	975.4
U.S. corporate bonds	-	2,285.4	27.5	2,312.9
Foreign corporate bonds	-	1,830.7	1.0	1,831.7
Mortgage and asset-backed securities:
RMBS(1)	-	1,469.0	78.8	1,547.8
CMBS	-	824.8	60.8	885.6
Other asset-backed securities	-	446.0	258.4	704.4

Total debt securities	-	14,376.4	426.5	14,802.9
Short-term investments	-	1,317.9	-	1,317.9
Other invested assets(2)	-	-	282.0	282.0

Total investments (excluding equity method investments)	$2,229.4	$15,694.3	$708.5	$18,632.2

Senior Notes	$-	$1,887.7	$-	$1,887.7

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method and certain loans receivable that are carried at cost.

In the three months ended March 31, 2014, there were transfers totaling $35.0 million of primarily other asset-backed securities (specifically, collateralized loan obligations) out of Level 2 into Level 3 that were principally due to a decrease in observable inputs related to the valuation of such securities. There were no other significant transfers between Levels 1, 2 or 3 in the three months ended March 31, 2014. There were no transfers among Levels 1, 2 or 3 in the three months ended March 31, 2013.

The following tables present reconciliations of the changes during the three months ended March 31, 2014 and 2013 in Level 3 assets measured at fair value:

	Debt Securities
			Mortgage and asset-backed
Three Months Ended March 31, 2014	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	(in millions)

Balance as of January 1, 2014	$27.5	$1.0	$78.8	$60.8	$258.4	$282.0	$708.5
Net realized/unrealized gains (losses) included in:
Net earnings(2)	-	-	1.0	(0.1)	0.2	(0.1)	1.0
Other comprehensive income	0.1	-	0.3	(0.6)	0.6	0.3	0.7
Purchases	8.1	1.3	-	14.0	335.4	-	358.8
Sales	(7.6)	(1.1)	-	(1.0)	(0.2)	-	(9.9)
Issuances	-	-	-	-	-	-	-
Settlements	0.8	-	(2.2)	(12.5)	(2.3)	(9.8)	(26.0)
Transfers into Level 3	5.9	-	-	-	29.1	-	35.0
Transfers out of Level 3	-	-	-	-	-	(5.2)	(5.2)

Balance as of March 31, 2014	$34.8	$1.2	$77.9	$60.6	$621.2	$267.2	$1,062.9

	Debt Securities
			Mortgage and asset-backed
Three Months Ended March 31, 2013	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	(in millions)
Balance as of January 1, 2013	$30.4	$-	$59.6	$76.1	$5.9	$42.3	$214.3
Net realized/unrealized gains (losses) included in:
Net earnings(2)	0.3	-	(0.8)	(0.2)	0.1	-	(0.6)
Other comprehensive income	(0.4)	-	5.2	(1.0)	(0.4)	0.6	4.0
Purchases	-	-	-	-	-	100.0	100.0
Sales	(23.8)	-	-	-	-	-	(23.8)
Issuances	-	-	-	-	-	-	-
Settlements	(0.4)	-	(2.1)	(1.0)	(1.5)	-	(5.0)
Transfers into Level 3	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-	-	-

Balance as of March 31, 2013	$6.1	$-	$61.9	$73.9	$4.1	$142.9	$288.9

(1)	Includes partnership and non-marketable equity investments accounted for on an AFS basis.
(2)	There were no other than temporary impairment (“OTTI”) losses recorded in net earnings related to Level 3 investments still held as of March 31, 2014 and 2013.

Net unrealized losses related to Level 3 investments as of March 31, 2014 and December 31, 2013 were not material.

See Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K for Alleghany’s accounting policy on fair value.

3.	Investments

(a) Unrealized Gains and Losses

The amortized cost or cost and the fair value of AFS securities as of March 31, 2014 and December 31, 2013 are summarized as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
As of March 31, 2014
Equity securities:
Common stock	$2,265.0	$382.2	$(9.4)	$2,637.8
Preferred stock	-	-	-	-

Total equity securities	2,265.0	382.2	(9.4)	2,637.8

Debt securities:
U.S. Government obligations	807.0	22.3	(3.3)	826.0
Municipal bonds	5,583.5	81.5	(54.1)	5,610.9
Foreign government obligations	943.3	8.0	(2.9)	948.4
U.S. corporate bonds	2,366.5	39.0	(13.3)	2,392.2
Foreign corporate bonds	1,699.7	34.0	(1.5)	1,732.2
Mortgage and asset-backed securities:
RMBS	1,354.9	34.7	(36.9)	1,352.7
CMBS	971.2	15.1	(4.4)	981.9
Other asset-backed securities	956.6	2.9	(1.7)	957.8

Total debt securities	14,682.7	237.5	(118.1)	14,802.1
Short-term investments	926.7	-	-	926.7

Total	$17,874.4	$619.7	$(127.5)	$18,366.6

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
As of December 31, 2013
Equity securities:
Common stock	$1,804.7	$426.6	$(1.9)	$2,229.4
Preferred stock	-	-	-	-

Total equity securities	1,804.7	426.6	(1.9)	2,229.4

Debt securities:
U.S. Government obligations	982.1	3.0	(30.1)	955.0
Municipal bonds	5,650.5	51.7	(112.1)	5,590.1
Foreign government obligations	979.3	4.6	(8.5)	975.4
U.S. corporate bonds	2,307.2	29.4	(23.7)	2,312.9
Foreign corporate bonds	1,810.6	27.0	(5.9)	1,831.7
Mortgage and asset-backed securities:
RMBS	1,559.5	36.1	(47.8)	1,547.8
CMBS	881.6	12.8	(8.8)	885.6
Other asset-backed securities	705.0	1.7	(2.3)	704.4

Total debt securities	14,875.8	166.3	(239.2)	14,802.9
Short-term investments	1,317.9	-	-	1,317.9

Total	$17,998.4	$592.9	$(241.1)	$18,350.2

(b) Contractual Maturity

The amortized cost and estimated fair value of debt securities as of March 31, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost or Cost	Fair Value
	(in millions)

Short-term investments due in one year or less	$926.7	$926.7

Mortgage and asset-backed securities(1)	3,282.7	3,292.4
Debt securities with maturity dates:
One year or less	568.4	573.0
Over one through five years	3,557.9	3,599.6
Over five through ten years	3,550.3	3,588.6
Over ten years	3,723.4	3,748.5

Total debt securities	14,682.7	14,802.1

Equity securities	2,265.0	2,637.8

Total	$17,874.4	$18,366.6

(1) Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

Net investment income in the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Interest income	$95.3	$83.5
Dividend income	13.6	15.1
Investment expenses	(7.0)	(5.0)
Equity results of Homesite(1)	-	21.4
Equity results of ORX	0.4	0.7
Equity results of Pillar Investments(2)	3.9	1.6
Investment in Ares(2)	0.1	-
Other investment results	4.3	1.5

Total	$110.6	$118.8

(1)	Homesite was sold on December 31, 2013.
(2)	See Note 3(g) for discussion of the Pillar Investments and the investment in Ares.

As of March 31, 2014, non-income producing invested assets were insignificant.

(d) Realized Gains and Losses

The proceeds from sales of AFS securities were $2.0 billion and $3.0 billion in the three months ended March 31, 2014 and 2013, respectively.

Realized capital gains and losses in the three months ended March 31, 2014 and 2013 arose primarily from the sales of equity securities. The amounts of gross realized capital gains and gross realized capital losses were as follows:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Gross realized capital gains	$107.7	$61.7
Gross realized capital losses	(10.9)	(10.8)

Net realized capital gains	$96.8	$50.9

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

To the extent that an equity security in an unrealized loss position is not impaired based on the initial review described above, Alleghany then further evaluates such equity security and deems it to be other than temporarily impaired if it has been in an unrealized loss position for 12 months or more or if its unrealized loss position is greater than 50 percent of its cost, absent compelling evidence to the contrary.

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

OTTI losses in the first three months of 2014 reflect $5.2 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. All of the $5.2 million of OTTI losses related to equity securities in the mining and technology sectors. The determination that unrealized losses on such securities were other than temporary was primarily based on the fact that Alleghany lacked the intent to hold the equity securities for a period of time sufficient to allow for an anticipated recovery.

OTTI losses in the first three months of 2013 reflect $32.3 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $32.3 million of OTTI losses, $31.9 million related to the equity securities of a single issuer in the chemical sector, and $0.4 million related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the duration of the decline in fair value of such securities relative to their cost as of the balance sheet date.

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of March 31, 2014 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair value of these investments had been below cost were not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for 12 months or more as of March 31, 2014); (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the investment; and (iii) Alleghany’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

(f) Aging of Gross Unrealized Losses

As of March 31, 2014 and December 31, 2013, gross unrealized losses and related fair values for equity securities and debt securities, grouped by duration of time in a continuous unrealized loss position, were as follows:

	Less Than 12 Months		12 Months or More		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
As of March 31, 2014
Equity securities:
Common stock	$256.4	$9.4	$-	$-	$256.4	$9.4
Preferred stock	-	-	-	-	-	-

Total equity securities	256.4	9.4	-	-	256.4	9.4

Debt securities:
U.S. Government obligations	145.3	2.9	4.9	0.4	150.2	3.3
Municipal bonds	1,286.4	35.9	253.2	18.2	1,539.6	54.1
Foreign government obligations	285.2	2.6	8.9	0.3	294.1	2.9
U.S. corporate bonds	560.5	11.3	36.6	2.0	597.1	13.3
Foreign corporate bonds	175.3	1.4	1.5	0.1	176.8	1.5
Mortgage and asset-backed securities:
RMBS	538.4	19.4	329.2	17.5	867.6	36.9
CMBS	207.8	4.1	26.4	0.3	234.2	4.4
Other asset-backed securities	453.9	1.7	7.5	-	461.4	1.7

Total debt securities	3,652.8	79.3	668.2	38.8	4,321.0	118.1

Total temporarily impaired securities	$3,909.2	$88.7	$668.2	$38.8	$4,577.4	$127.5

	Less Than 12 Months		12 Months or More		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
As of December 31, 2013
Equity securities:
Common stock	$148.7	$1.9	$-	$-	$148.7	$1.9
Preferred stock	-	-	-	-	-	-

Total equity securities	148.7	1.9	-	-	148.7	1.9

Debt securities:
U.S. Government obligations	698.9	29.6	4.8	0.5	703.7	30.1
Municipal bonds	2,426.2	105.2	117.8	6.9	2,544.0	112.1
Foreign government obligations	625.6	8.2	8.8	0.3	634.4	8.5
U.S. corporate bonds	920.0	21.1	34.2	2.6	954.2	23.7
Foreign corporate bonds	528.3	5.8	4.9	0.1	533.2	5.9
Mortgage and asset-backed securities:
RMBS	779.4	30.7	267.9	17.1	1,047.3	47.8
CMBS	375.2	8.5	16.9	0.3	392.1	8.8
Other asset-backed securities	461.0	2.3	-	-	461.0	2.3

Total debt securities	6,814.6	211.4	455.3	27.8	7,269.9	239.2

Total temporarily impaired securities	$6,963.3	$213.3	$455.3	$27.8	$7,418.6	$241.1

As of March 31, 2014, Alleghany held a total of 787 debt securities and equity securities that were in an unrealized loss position, of which 93 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with the 93 debt securities consisted primarily of losses related to RMBS and, to a lesser extent, municipal bonds and U.S. corporate bonds.

As of March 31, 2014, the vast majority of Alleghany’s debt securities were rated investment grade, with approximately 4.0 percent of debt securities having issuer credit ratings that were below investment grade or not rated.

(g) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds (the “Funds”), which are managed by Pillar Holdings. The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative investment. As of March 31, 2014, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $216.7 million, which is reported in other invested assets on Alleghany’s consolidated balance sheets.

In July 2013, AIHL invested $250.0 million in Ares Management LLC (“Ares”), a privately-held asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. AIHL’s investment in Ares is reported in other invested assets on Alleghany’s consolidated balance sheets. On March 31, 2014, Ares filed a registration statement with the Securities and Exchange Commission for an initial public offering.

4.	Reinsurance Ceded

(a) Overview

Alleghany’s reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines, improve risk-adjusted portfolio returns, and enable them to increase gross premium writings and risk capacity without requiring additional capital. Our reinsurance and insurance subsidiaries purchase reinsurance / retrocessional coverages from highly-rated third party reinsurers. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, Alleghany’s reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. As such, funds, trust agreements and letters of credit are held to collateralize a portion of our reinsurance recoverables and Alleghany’s reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite or assume with multiple reinsurance programs.

(b) Significant Reinsurance Contracts

As discussed in Note 5 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk, and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2014.

RSUI placed its catastrophe reinsurance program for the 2014-2015 period on May 1, 2014. The new catastrophe reinsurance program provides coverage in three layers for $600.0 million of losses in excess of a $200.0 million net retention after application of the surplus share treaties and facultative reinsurance. The first layer provides coverage for $300.0 million of losses, before a 5.0 percent co-participation by RSUI, in excess of $200.0 million, the second layer provides coverage for $100.0 million of losses in excess of $500.0 million, with no co-participation by RSUI, and the third layer provides coverage for $200.0 million of losses in excess of $600.0 million, with no co-participation. In addition, RSUI’s property per risk reinsurance program for the 2014-2015 period provides RSUI with coverage for $90.0 million of losses, before a 10.0 percent co-participation by RSUI, in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance.

5.	Income Taxes

The effective tax rate on earnings before income taxes in the first three months of 2014 was 23.7 percent, compared with 22.5 percent in the first three months of 2013. The slightly higher effective tax rate in the first three months of 2014 primarily reflects higher taxable income in the first quarter of 2014. Alleghany believes that, as of March 31, 2014, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There was no liability for interest or penalties accrued as of March 31, 2014.

6.	Stockholders’ Equity

(a) Common Stock Repurchases

In October 2012, Alleghany’s Board of Directors authorized the repurchase of shares of common stock, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million.

Pursuant to the Board of Directors authorization, during the first three months of 2014, Alleghany repurchased an aggregate of 242,608 shares of its common stock in the open market for $94.6 million, at an average price per share of $390.10. During the first three months of 2013, Alleghany repurchased an aggregate of 89,751 shares of its common stock in the open market for $31.6 million, at an average price per share of $351.82.

(b) Accumulated Other Comprehensive Income

The following table presents a reconciliation of the changes during the three months ended March 31, 2014 and 2013 in accumulated other comprehensive income attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	(in millions)
Balance as of January 1, 2014	$238.4	$(49.3)	$(2.2)	$186.9
Other comprehensive income, net of tax:
Other comprehensive income before reclassifications	151.1	0.4	0.1	151.6
Reclassifications from accumulated other comprehensive income	(59.5)	-	-	(59.5)

Total	91.6	0.4	0.1	92.1

Balance as of March 31, 2014	$330.0	$(48.9)	$(2.1)	$279.0

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	(in millions)
Balance as of January 1, 2013	$263.3	$(13.4)	$0.6	$250.5
Other comprehensive income, net of tax:
Other comprehensive income before reclassifications	85.2	(10.0)	(0.1)	75.1
Reclassifications from accumulated other comprehensive income	(12.1)	-	-	(12.1)

Total	73.1	(10.0)	(0.1)	63.0

Balance as of March 31, 2013	$336.4	$(23.4)	$0.5	$313.5

Reclassifications out of accumulated other comprehensive income attributable to Alleghany stockholders during the three months ended March 31, 2014 and 2013 were as follows:

		Three Months Ended March 31,
Accumulated Other Comprehensive Income Component	Line in Consolidated Statement of Earnings	2014	2013
		(in millions)

Unrealized appreciation of investments:	Net realized capital gains	$(96.8)	$(50.9)
	Other than temporary impairment losses	5.2	32.3
	Income taxes	32.1	6.5

Total reclassifications:	Net earnings	$(59.5)	$(12.1)

7.	Earnings Per Share of Common Stock

The following is a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in millions, except share amounts)
Net earnings available to Alleghany stockholders	$204.9	$196.3
Effect of dilutive securities	-	-

Income available to common stockholders for diluted earnings per share	$204.9	$196.3

Weighted average common shares outstanding applicable to basic earnings per share	16,683,864	16,822,056
Effect of dilutive securities	-	-

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	16,683,864	16,822,056

Contingently issuable shares of 63,338 and 53,720 were potentially available during the first three months of 2014 and 2013, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

8.	Commitments and Contingencies

(a) Legal Proceedings

Certain of Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provisions are adequate.

(b) Indemnification Obligations

On July 14, 2005, Alleghany completed the sale of its worldwide industrial minerals business. Pursuant to the terms of the sale, Alleghany undertook certain indemnification obligations, including a general indemnification for breaches of representations and warranties, and a special indemnification related to products liability claims arising from events that occurred during pre-closing periods, including the period of Alleghany ownership, that will expire on July 31, 2016. Additional information about these indemnification obligations can be found in Note 12(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K.

(c) Leases

Alleghany leases certain facilities, furniture and equipment under long-term lease agreements. Additional information about leases can be found in Note 12(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K.

(d) Asbestos and Environmental Impairment Exposure

Loss and loss adjustment expenses (“LAE”) include amounts for risks relating to asbestos-related illness and environmental impairment. As of March 31, 2014 and December 31, 2013, such gross and net reserves were as follows:

	March 31, 2014		December 31, 2013
	Gross	Net	Gross	Net
	(in millions)
TransRe	$597.9	$440.3	$583.8	$431.9
Capitol	10.5	10.4	10.4	10.3

Total	$608.4	$450.7	$594.2	$442.2

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

(e) Equity Holdings Concentration

As of March 31, 2014, Alleghany had a concentration of market risk in its AFS equity securities portfolio with respect to certain energy sector businesses of $588.6 million.

9.	Segments of Business

(a) Overview

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its business into two reportable segments – reinsurance and insurance. In addition, reinsurance and insurance underwriting activities are evaluated separately from investment and corporate activities. Net realized capital gains and OTTI losses are not considered relevant in evaluating investment performance on an annual basis. Segment accounting policies are described in Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K.

The reinsurance segment consists of property and casualty reinsurance operations conducted by TransRe’s reinsurance operating subsidiaries and is further reported by major product lines — property and casualty & other. TransRe provides property and casualty reinsurance to insurers and reinsurers through brokers and on a direct basis to ceding companies. TransRe also writes a modest amount of insurance business, which is included in the reinsurance segment. Approximately half of the premiums earned by TransRe’s operations are generated by offices located in Canada, Europe, Asia, Australia, Africa and those serving Latin America and the Caribbean. Although the majority of the premiums earned by these offices typically relate to the regions where they are located, a significant portion may be derived from other regions of the world, including the U.S. In addition, although a significant portion of the assets and liabilities of these foreign offices generally relate to the countries where ceding companies and reinsurers are located, most investments are located in the country of domicile of these offices.

The insurance segment consists of property and casualty insurance operations conducted by AIHL through its insurance operating subsidiaries RSUI, Capitol and PCC. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment.

The primary components of “corporate activities” are Alleghany Properties, SORC, BKI, Alleghany’s investments in Homesite (prior to its sale on December 31, 2013) and ORX and other activities at the parent level. Beginning August 30, 2013, corporate activities also includes the operating results of Kentucky Trailer. On August 30, 2013, Alleghany invested $24.9 million in Kentucky Trailer, a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky, for a controlling equity interest, consisting of a preferred equity interest and a 35.4 percent common equity interest. On January 2, 2014, Alleghany exercised its option to increase its common equity interest in Kentucky Trailer to 80.0 percent for an additional investment of $15.0 million.

In addition, corporate activities includes interest expense associated with senior notes issued by Alleghany, whereas interest expense associated with senior notes issued by TransRe is included in “Total Segments.” Information related to Alleghany’s and TransRe’s senior notes can be found in Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K.

(b) Results

Segment results for Alleghany’s two reportable segments and for corporate activities for the three months ended March 31, 2014 and 2013 are shown in the tables below:

	Reinsurance Segment			Insurance Segment
Three Months Ended March 31, 2014	Property	Casualty & Other(1)	Total	RSUI	Capitol	PCC(2)	Total	Total Segments	Corporate Activities(3)	Consolidated
	(in millions)
Gross premiums written	$298.6	$642.7	$941.3	$302.3	$49.1	$15.8	$367.2	$1,308.5	$(7.4)	$1,301.1
Net premiums written	250.6	629.2	879.8	195.4	43.3	15.5	254.2	1,134.0	-	1,134.0

Net premiums earned	234.5	558.8	793.3	204.0	42.3	14.4	260.7	1,054.0	-	1,054.0
Net loss and LAE	61.3	402.6	463.9	112.4	24.0	10.9	147.3	611.2	-	611.2

Commissions, brokerage and other underwriting expenses	65.3	174.1	239.4	54.8	22.0	8.0	84.8	324.2	-	324.2

Underwriting profit (loss)(4)	$107.9	$(17.9)	$90.0	$36.8	$(3.7)	$(4.5)	$28.6	118.6	-	118.6

Net investment income								109.2	1.4	110.6
Net realized capital gains								75.1	21.7	96.8
Other than temporary impairment losses								(5.2)	-	(5.2)
Other income								3.4	27.0	30.4
Other operating expenses								21.3	32.0	53.3
Corporate administration								-	9.6	9.6
Amortization of intangible assets								(1.9)	0.1	(1.8)
Interest expense								12.3	9.5	21.8

Earnings (losses) before income taxes								$269.4	$(1.1)	$268.3

	Reinsurance Segment			Insurance Segment
Three Months Ended March 31, 2013	Property	Casualty & Other(1)	Total	RSUI	Capitol	PCC(2)	Total	Total Segments	Corporate Activities(3)	Consolidated
	(in millions)

Gross premiums written	$270.1	$637.6	$907.7	$285.8	$40.2	$9.1	$335.1	$1,242.8	$(5.3)	$1,237.5

Net premiums written	236.7	629.3	866.0	181.2	37.8	8.9	227.9	1,093.9	-	1,093.9

Net premiums earned	250.1	603.8	853.9	175.7	37.3	8.1	221.1	1,075.0	-	1,075.0
Net loss and LAE	56.2	415.0	471.2	70.4	18.1	7.7	96.2	567.4	-	567.4

Commissions, brokerage and other underwriting expenses	62.4	188.9	251.3	48.4	19.5	7.0	74.9	326.2	-	326.2

Underwriting profit (loss)(4)	$131.5	$(0.1)	$131.4	$56.9	$(0.3)	$(6.6)	$50.0	181.4	-	181.4

Net investment income								93.3	25.5	118.8
Net realized capital gains								49.3	1.6	50.9
Other than temporary impairment losses								(32.3)	-	(32.3)
Other income								0.7	10.5	11.2
Other operating expenses								20.4	10.4	30.8
Corporate administration								-	12.4	12.4
Amortization of intangible assets								11.6	-	11.6
Interest expense								12.4	9.4	21.8

Earnings before income taxes								$248.0	$5.4	$253.4

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Includes underwriting results of AIHL Re.
(3)	Includes elimination of minor reinsurance activity between segments.
(4)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit enhances the understanding of its segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

(c) Identifiable assets and equity

As of March 31, 2014, the identifiable assets of the reinsurance segment, insurance segment and corporate activities were $16.5 billion, $6.3 billion and $0.7 billion, respectively, of which cash and invested assets represented $14.3 billion, $4.8 billion and $0.4 billion, respectively. As of March 31, 2014, Alleghany’s equity attributable to the reinsurance segment, insurance segment and corporate activities was $4.5 billion, $2.8 billion and ($0.2) billion, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, or this “Form 10-Q,” to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. In addition, unless the context otherwise requires, references to

•	“TransRe” are to our wholly-owned reinsurance holding company subsidiary Transatlantic Holdings, Inc. and its subsidiaries,

•	“AIHL” are to our wholly-owned insurance holding company subsidiary Alleghany Insurance Holdings LLC,

•	“RSUI” are to our wholly-owned subsidiary RSUI Group, Inc. and its subsidiaries,

•	“Capitol” are to our wholly-owned subsidiary Capitol Transamerica Corporation and its subsidiaries,

•	“PCC” are to our wholly-owned subsidiary Pacific Compensation Corporation and its subsidiaries,

•	“AIHL Re” are to our wholly-owned subsidiary AIHL Re LLC,

•	“Roundwood” are to our wholly-owned subsidiary Roundwood Asset Management LLC,

•	“ACC” are to our wholly-owned subsidiary Alleghany Capital Corporation,

•	“Alleghany Properties” are to our wholly-owned subsidiary Alleghany Properties Holdings LLC and its subsidiaries,

•	“SORC” are to our wholly-owned subsidiary Stranded Oil Resources Corporation and its subsidiaries,

•	“BKI” are to our majority-owned subsidiary Bourn & Koch, Inc., and

•	“Kentucky Trailer” are to our majority-owned subsidiary R.C. Tway Company, LLC.

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

Additional risks and uncertainties include general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession; changes in costs; variations in political, economic or other factors; risks relating to conducting operations in a competitive environment; effects of acquisition and disposition activities, inflation rates, or recessionary or expansive trends; changes in interest rates; extended labor disruptions, civil unrest, or other external factors over which we have no control; and changes in our plans, strategies, objectives, expectations, or intentions, which may happen at any time at our discretion. As a consequence, current plans, anticipated actions, and future financial condition and results may differ from those expressed in any forward-looking statements made by us or on our behalf. See Part I, Item 1A, “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2013, or the “2013 10-K,” for a more detailed discussion of these risks and uncertainties.

Comment on Non-GAAP Financial Measures

Throughout this Form 10-Q, our analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP.” Our results of operations have been presented in the way that we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use financial information in evaluating the performance of Alleghany. This presentation includes the use of underwriting profit, which is a “non-GAAP financial measure,” as such term is defined in Item 10(e) of Regulation S-K promulgated by the Securities and Exchange Commission, or the “SEC.” Underwriting profit represents net premiums earned less net loss and loss adjustment expenses, or “LAE,” and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP and does not include net investment income, net realized capital gains, other than temporary impairment, or “OTTI,” losses, other income, other operating expenses, amortization of intangible assets or interest expense. We consistently use underwriting profit as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of our segments and believe that underwriting profit provides useful additional information to investors because it highlights net earnings attributable to a segment’s underwriting performance. Earnings before income taxes may show a profit despite an underlying underwriting loss, and when underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. However, underwriting profit is not meant to be considered in isolation or as a substitute for earnings before income taxes or any other measures of operating performance prepared in accordance with GAAP. A reconciliation of underwriting profit to earnings before income taxes is presented within “Consolidated Results of Operations.”

Consolidated Results of Operations

The following table summarizes our consolidated revenues, costs and expenses and earnings.

	Three Months Ended March 31,
	2014	2013
Revenues	(in millions)
Net premiums earned	$1,054.0	$1,075.0
Net investment income	110.6	118.8
Net realized capital gains	96.8	50.9
Other than temporary impairment losses	(5.2)	(32.3)
Other income	30.4	11.2

Total revenues	1,286.6	1,223.6

Costs and Expenses
Net loss and LAE	611.2	567.4
Commissions, brokerage and other underwriting expenses	324.2	326.2
Other operating expenses	53.3	30.8
Corporate administration	9.6	12.4
Amortization of intangible assets	(1.8)	11.6
Interest expense	21.8	21.8

Total costs and expenses	1,018.3	970.2

Earnings before income taxes	268.3	253.4
Income taxes	63.7	57.1

Net earnings	204.6	196.3
Net losses attributable to noncontrolling interest	(0.3)	-

Net earnings attributable to Alleghany stockholders	$204.9	$196.3

Revenues:
Total reinsurance and insurance segments	$1,236.5	$1,186.0

Corporate activities(1)	50.1	37.6

Earnings before income taxes:
Total reinsurance and insurance segments	$269.4	$248.0

Corporate activities(1)	(1.1)	5.4

(1)	Consists of Alleghany Properties, SORC, BKI, our investments in Homesite Group Incorporated, or “Homesite,” (prior to its sale on December 31, 2013) and ORX Exploration, Inc., or “ORX,” and corporate activities at the parent level. In addition, beginning August 30, 2013, corporate activities includes the operating results of Kentucky Trailer. Corporate activities also includes interest expense associated with the senior notes issued by Alleghany, whereas interest expense associated with the senior notes issued by TransRe is included in “Total Segments.” Information related to the senior notes can be found in Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K.

Our earnings before income taxes in the first quarter of 2014 increased from the first quarter of 2013, primarily reflecting increases in net realized capital gains and other income, as well as decreases in OTTI losses and amortization of intangible assets, partially offset by increases in net loss and LAE and other operating expenses, as well as decreases in net premiums earned and net investment income. The increases in other income and other operating expenses primarily reflect our inclusion of the results of Kentucky Trailer beginning August 30, 2013. The decrease in amortization of intangible assets reflects a lack of amortization expense related to certain TransRe intangible assets in the first quarter of 2014, which was present in the first quarter of 2013. The increase in loss and LAE primarily reflects less favorable prior accident year development on loss reserves in 2014 and higher property losses, including catastrophe losses, incurred by our insurance subsidiaries in the first quarter of 2014. The decrease in net premiums earned reflects decreases at TransRe, partially offset by increases at our insurance subsidiaries. The decrease in net investment income reflects an absence of earnings from Homesite in the first quarter of 2014, which was present in the first quarter of 2013, partially offset by increased interest income and, to a lesser extent, income from other invested assets.

The effective tax rate on earnings before income taxes for the first three months of 2014 was 23.7 percent, compared with 22.5 percent for the first three months of 2013. The slightly higher effective tax rate in the first three months of 2014 primarily reflects higher taxable income in the first quarter of 2014.

Total Reinsurance and Insurance Segment Results

The following table summarizes the results of our reinsurance and insurance segments.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Reinsurance	Insurance	Total(1)	Reinsurance	Insurance	Total(1)
	(in millions, except ratios)
Gross premiums written	$941.3	$367.2	$1,308.5	$907.7	$335.1	$1,242.8
Net premiums written	879.8	254.2	1,134.0	866.0	227.9	1,093.9

Net premiums earned	$793.3	$260.7	$1,054.0	$853.9	$221.1	$1,075.0
Net loss and LAE	463.9	147.3	611.2	471.2	96.2	567.4
Commissions, brokerage and other underwriting expenses	239.4	84.8	324.2	251.3	74.9	326.2

Underwriting profit (2)	$90.0	$28.6	118.6	$131.4	$50.0	181.4

Net investment income			109.2			93.3
Net realized capital gains			75.1			49.3
Other than temporary impairment losses			(5.2)			(32.3)
Other income			3.4			0.7
Other operating expenses			21.3			20.4
Corporate administration			-			-
Amortization of intangible assets			(1.9)			11.6
Interest expense			12.3			12.4

Earnings before income taxes			$269.4			$248.0

Loss ratio(3)	58.5%	56.5%	58.0%	55.2%	43.5%	52.8%
Expense ratio(4)	30.2%	32.5%	30.8%	29.4%	33.9%	30.3%

Combined ratio(5)	88.7%	89.0%	88.8%	84.6%	77.4%	83.1%

(1)	Total excludes elimination of minor reinsurance activity between segments which is reported in corporate activities.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

The earnings before income taxes of our total reinsurance and insurance segments in the first quarter of 2014 increased from the first quarter of 2013, primarily reflecting increases in net realized capital gains and net investment income, as well as decreases in OTTI losses and amortization of intangible assets, partially offset by an increase in net loss and LAE, as well as a decrease in net premiums earned. The increase in net investment income reflects higher interest income and, to a lesser extent, higher income from other invested assets. The decrease in amortization of intangible assets reflects a lack of amortization expense related to certain TransRe intangible assets in the first quarter of 2014, which was present in the first quarter of 2013. The increase in loss and LAE primarily reflects less favorable prior accident year development on loss reserves in 2014 and higher property losses, including catastrophe losses, incurred by our insurance subsidiaries in the first quarter of 2014. The decrease in net premiums earned reflects decreases at TransRe, partially offset by increases at our insurance subsidiaries.

Reinsurance Segment Underwriting Results

The reinsurance segment is comprised of TransRe’s property and casualty & other lines of business. TransRe also writes a modest amount of property and casualty insurance business, which is included in the reinsurance segment. For a more detailed description of our reinsurance segment, see Part I, Item 1, “Business—Segment Information—Reinsurance Segment” of the 2013 10-K.

The underwriting results of the reinsurance segment are presented below.

	Property	Casualty & Other(1)	Total
	(in millions, except ratios)
Three Months Ended March 31, 2014
Gross premiums written	$298.6	$642.7	$941.3
Net premiums written	250.6	629.2	879.8

Net premiums earned	$234.5	$558.8	$793.3
Net loss and LAE	61.3	402.6	463.9
Commissions, brokerage and other underwriting expenses	65.3	174.1	239.4

Underwriting profit (loss)(2)	$107.9	$(17.9)	$90.0

Loss ratio(3)	26.1%	72.0%	58.5%
Expense ratio(4)	27.8%	31.2%	30.2%

Combined ratio(5)	53.9%	103.2%	88.7%

Three Months Ended March 31, 2013
Gross premiums written	$270.1	$637.6	$907.7
Net premiums written	236.7	629.3	866.0

Net premiums earned	$250.1	$603.8	$853.9
Net loss and LAE	56.2	415.0	471.2
Commissions, brokerage and other underwriting expenses	62.4	188.9	251.3

Underwriting profit (loss)(2)	$131.5	$(0.1)	$131.4

Loss ratio(3)	22.5%	68.7%	55.2%
Expense ratio(4)	25.0%	31.3%	29.4%

Combined ratio(5)	47.5%	100.0%	84.6%

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Reinsurance Segment – Property. Gross premiums written in the first quarter of 2014 increased by $28.5 million or 10.6 percent from the first quarter of 2013, primarily reflecting new business written and premiums related to a fronting arrangement with unrelated retrocessionaires. As part of this arrangement, gross premiums written are entirely ceded to such retrocessionaires, with no impact on TransRe’s net premiums written. Absent this arrangement, gross premiums written would have increased by 4.7 percent in the first quarter of 2014.

Net premiums earned in the first quarter of 2014 decreased by $15.6 million or 6.2 percent from the first quarter of 2013. The decrease in net premiums earned in the first quarter of 2014 from the first quarter of 2013 primarily reflects a decrease in net premiums written in recent quarters, and a decrease in reinstatement premiums earned, reflecting a decrease in catastrophe losses in recent quarters.

The increase in net loss and LAE in the first quarter of 2014 from the first quarter of 2013 primarily reflects the impact of higher non-catastrophe property losses, partially offset by more favorable prior accident year development on loss reserves. There were no significant catastrophe losses in the first quarter of 2014 or 2013.

Net loss and LAE in the first quarter of 2014 reflect $39.3 million of favorable prior accident year development on loss reserves, compared with $36.6 million of favorable development in the first quarter of 2013. The $39.3 million of favorable development in the first quarter of 2014 reflects $13.0 million of favorable development relating to Super Storm Sandy, $17.4 million of favorable development relating to other prior year catastrophe losses, and $8.9 million of favorable development relating to large, non-catastrophe property losses. The $39.3 million of favorable development relates primarily to the 2010 through 2013 accident years. The $36.6 million of favorable development in the first quarter of 2013 reflects $18.5 million of favorable development related to Super Storm Sandy, and $18.1 million of favorable development relating primarily to non-catastrophe property losses in the 2012 accident year. The favorable development in the first quarter of 2014 and 2013 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The $39.3 million of favorable development in the first quarter of 2014 did not impact the assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in 2014.

The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2014 compared with the first quarter of 2013 primarily reflects the lack of favorable impact arising from the acquisition method of accounting, which was present in the first quarter of 2013, partially offset by the impact of lower net premiums earned. The acquisition method of accounting was applied by TransRe upon its merger with Alleghany on March 6, 2012.

The decrease in underwriting profit in the first quarter of 2014 from the first quarter of 2013 primarily reflects a decrease in net premiums earned, an increase in net loss and LAE and an increase in commissions, brokerage and other underwriting expenses, all as discussed above.

Reinsurance Segment – Casualty & Other. Gross premiums written in the first quarter of 2014 increased by $5.1 million or 0.8 percent from the first quarter of 2013. Excluding the impact of changes in foreign currency rates, gross premiums written in the first quarter of 2014 decreased by $5.3 million or 0.8 percent from the first quarter of 2013. The decrease in gross premiums written, excluding the impact of changes in foreign currency rates, primarily reflects an increasingly competitive reinsurance market and a decreasing amount of risk premium being ceded by insurers, partially offset by the impact of certain expanded treaty participations with existing long-term clients in the first quarter of 2014.

Net premiums earned in the first quarter of 2014 decreased by $45.0 million or 7.5 percent from the first quarter of 2013. The decrease in net premiums earned in the first quarter of 2014 from the first quarter of 2013 primarily reflects a decrease in gross premiums written in recent quarters and, to a lesser extent, an increase in ceded premiums earned.

The decrease in net loss and LAE in the first quarter of 2014 from the first quarter of 2013 primarily reflects the impact of lower net premiums earned, partially offset by the impact of less favorable prior accident year development on loss reserves, and a $17.0 million loss incurred upon commutation of a foreign accident & health treaty in the first quarter of 2014.

Net loss and LAE in the first quarter of 2014 reflect $6.0 million of favorable prior accident year development on loss reserves, compared with $22.7 million of favorable development in the first quarter of 2013. The favorable development in the first quarter of 2014 relates primarily to favorable emergence from a variety of casualty lines of business relating to the 2003 through 2013 accident years, partially offset by unfavorable emergence relating to the 2002 and prior accident years. The $6.0 million reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The $6.0 million of favorable development in the first quarter of 2014 did not impact the assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in 2014. Of the $22.7 million of favorable development in the first quarter of 2013, $18.0 million of the favorable development relates to certain medical malpractice treaties, or “the Malpractice Treaties.” Under the terms of the Malpractice Treaties, the increased underwriting profits created by the favorable development are to be retained by the cedants. As a result, TransRe recorded an offsetting increase in profit commission expense incurred. The remaining $4.7 million of favorable development related to a variety of casualty & other lines of business. The favorable development in the first quarter of 2013 reflected favorable loss emergence compared with loss emergence patterns assumed in earlier periods.

The decrease in commissions, brokerage and other underwriting expenses in the first quarter of 2014 compared with the first quarter of 2013 is due primarily to the impact of lower net premiums earned, and the impact of profit commissions related to the Malpractice Treaties in the first quarter of 2013, partially offset by the absence of the favorable impact arising from the acquisition method of accounting, which was present in first quarter of 2013.

The increase in underwriting losses in the first quarter of 2014 from the first quarter of 2013 primarily reflects a decrease in net premiums earned, partially offset by a decrease in net loss and LAE and a decrease in commissions, brokerage and other underwriting expenses, all as discussed above.

Insurance Segment Underwriting Results

The insurance segment is comprised of AIHL’s RSUI, Capitol and PCC operating subsidiaries. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business—Segment Information—Insurance Segment” of the 2013 10-K.

The underwriting results of the insurance segment are presented below.

	RSUI	Capitol	PCC(1)	Total
	(in millions, except ratios)
Three Months Ended March 31, 2014
Gross premiums written	$302.3	$49.1	$15.8	$367.2
Net premiums written	195.4	43.3	15.5	254.2

Net premiums earned	$204.0	$42.3	$14.4	$260.7
Net loss and LAE	112.4	24.0	10.9	147.3
Commissions, brokerage and other underwriting expenses	54.8	22.0	8.0	84.8

Underwriting profit (loss)(2)	$36.8	$(3.7)	$(4.5)	$28.6

Loss ratio(3)	55.1%	56.6%	75.7%	56.5%
Expense ratio(4)	26.8%	52.0%	55.5%	32.5%

Combined ratio(5)	81.9%	108.6%	131.2%	89.0%

Three Months Ended March 31, 2013
Gross premiums written	$285.8	$40.2	$9.1	$335.1
Net premiums written	181.2	37.8	8.9	227.9

Net premiums earned	$175.7	$37.3	$8.1	$221.1
Net loss and LAE	70.4	18.1	7.7	96.2
Commissions, brokerage and other underwriting expenses	48.4	19.5	7.0	74.9

Underwriting profit (loss)(2)	$56.9	$(0.3)	$(6.6)	$50.0

Loss ratio(3)	40.1%	48.5%	94.6%	43.5%
Expense ratio(4)	27.5%	52.4%	86.7%	33.9%

Combined ratio(5)	67.6%	100.9%	181.3%	77.4%

(1)	Includes underwriting results of AIHL Re.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE incurred by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commission, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or insurance company has to spend on net loss and LAE, and commission, brokerage and other underwriting expenses.

RSUI. The increase in gross premiums written in the first quarter of 2014 from 2013 primarily reflects favorable market conditions in most lines of business, particularly for the directors’ and officers’ liability and binding authority lines of business, partially offset by a decline in the property line of business due to an increase in competition. The increase in net premiums earned in the first three months of 2014 from 2013 primarily reflects an increase in gross premiums written in recent quarters and, to a lesser extent, a decrease in ceded premiums earned.

The increase in net loss and LAE in the first quarter of 2014 from the first quarter of 2013 primarily reflects the impact of higher net premiums earned, higher catastrophe losses, higher non-catastrophe property losses resulting from several large fires, and less favorable prior accident year development on loss reserves.

Catastrophe losses, net of reinsurance, were $9.6 million in the first quarter of 2014 compared with $0.6 million of catastrophe losses in the first quarter of 2013. The $9.6 million of catastrophe losses in the first quarter of 2014 primarily reflect net losses from severe winter weather, which impacted much of the United States in January and February of 2014.

Net loss and LAE in the first quarter of 2014 reflect $0.6 million of favorable prior accident year development on property loss reserves, compared with $3.5 million of favorable prior accident year development in the first quarter of 2013.

Net loss and LAE in the first quarter of 2014 reflect $5.3 million of favorable prior accident year development on casualty loss reserves, compared with $10.0 million of favorable development in the first quarter of 2013. The $5.3 million favorable development in the first quarter of 2014 relates primarily to professional liability, umbrella/excess and general liability lines of business, primarily for the 2005 through 2010 accident years, partially offset by unfavorable development related primarily to the directors’ and officers’ liability line of business in the 2011 accident year. The $10.0 million favorable development in the first quarter of 2013 related primarily to umbrella/excess, professional liability and general liability lines of business, primarily for the 2005 through 2009 accident years. Overall, the favorable development on casualty loss reserves in the first quarters of 2014 and 2013 reflect favorable loss emergence compared with loss emergence patterns assumed in earlier periods for certain casualty lines of business.

With respect to the $5.3 million of favorable prior accident year development on casualty loss reserves in the first quarter of 2014, actual losses from prior accident years for such lines of business, which include both loss payments and case reserves, were lower than expected through March 31, 2014. The amount of lower than expected actual losses, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 1.3 percent. Such reduction did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in 2014.

The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2014 compared with the first quarter of 2013 is due primarily to the impact of higher net premiums earned.

The decrease in RSUI’s underwriting profit in the first quarter of 2014 compared with the first quarter of 2013 primarily reflects the impact of higher net loss and LAE and, to a lesser extent, commissions, brokerage and other underwriting expenses, partially offset by higher net premiums earned, all as discussed above.

As discussed in Part I, Item 1, “Business—Reinsurance Protection” of the 2013 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk, and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2014.

RSUI placed its catastrophe reinsurance program for the 2014-2015 period on May 1, 2014. The new catastrophe reinsurance program provides coverage in three layers for $600.0 million of losses in excess of a $200.0 million net retention after application of the surplus share treaties and facultative reinsurance. The first layer provides coverage for $300.0 million of losses, before a 5.0 percent co-participation by RSUI, in excess of $200.0 million, the second layer provides coverage for $100.0 million of losses in excess of $500.0 million, with no co-participation by RSUI, and the third layer provides coverage for $200.0 million of losses in excess of $600.0 million, with no co-participation. In addition, RSUI’s property per risk reinsurance program for the 2014-2015 period provides RSUI with coverage for $90.0 million of losses, before a 10.0 percent co-participation by RSUI, in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance.

On April 2, 2014, A.M. Best Company, Inc. upgraded the financial strength rating to A+ (Superior) from A (Excellent) for RSUI’s wholly-owned subsidiaries, RSUI Indemnity Company, Landmark American Insurance Company and Covington Specialty Insurance Company, with the latter two companies being rated on a reinsured basis.

Capitol. The increase in gross premiums written in the first quarter of 2014 from the first quarter of 2013 primarily reflects growth in Capitol’s property and casualty lines of business, including strong growth in the professional lines of business. Net premiums earned increased in the first three months of 2014 from the first three months of 2013 primarily reflecting an increase in gross premiums written in recent quarters, partially offset by higher ceded premiums earned arising from an increase in reinsurance coverage effective January 1, 2014.

The increase in net loss and LAE in the first quarter of 2014 from the first quarter of 2013 primarily reflects the impact of higher net premiums earned and higher property losses from severe winter weather and fires, partially offset by favorable prior accident year development on loss reserves compared with unfavorable prior accident year development in the first quarter of 2013.

Net loss and LAE in the first quarter of 2014 reflects $1.0 million of favorable prior accident year development, compared to $1.0 million of unfavorable development in the first quarter of 2013. The $1.0 million favorable development in the first quarter of 2014 primarily related to Capitol’s surety lines of business, and was related to the 2013 and 2012 accident years. The $1.0 million of unfavorable development in the first quarter of 2013 relates primarily to Capitol’s property and workers’ compensation lines of business and was related to the 2012 and 2010 accident years.

The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2014 compared with the first quarter of 2013 is due primarily to the impact of higher net premiums earned.

The increase in Capitol’s underwriting loss in the first quarter of 2014 from the first quarter of 2013 primarily reflects the increase in net loss and LAE and commissions, brokerage and other underwriting expenses, partially offset by an increase in net premiums earned, all as discussed above.

PCC. The increase in gross premiums written and net premiums earned in the first quarter of 2014 from the first quarter of 2013 primarily reflects improved market conditions.

The increase in net loss and LAE and commissions, brokerage and other underwriting expenses in the first quarter of 2014 from the first quarter of 2013 primarily reflects the impact of higher net premiums earned. Net loss and LAE include $0.6 million and $0.9 million of unfavorable prior accident year development on loss reserves in the first quarter of 2014 and 2013, respectively.

PCC reported an underwriting loss of $4.5 million and $6.6 million in the first quarter of 2014 and 2013, respectively. The underwriting losses are primarily due to PCC’s ongoing expenses relative to comparatively low premiums earned and unfavorable prior accident year development on loss reserves.

Total Reinsurance and Insurance Segments Investment Results

Following is information relating to segment investment results.

	Three Months Ended March 31,
	2014	2013
	(in millions)

Net investment income	$109.2	$93.3
Net realized capital gains	75.1	49.3
Other than temporary impairment losses	(5.2)	(32.3)

Net Investment Income. The increase in net investment income for the reinsurance and insurance segments in the first quarter of 2014 from the first quarter of 2013 is due primarily to higher interest income and, to a lesser extent, higher income from other invested assets. Higher interest income reflects an increased allocation of our debt securities portfolio to higher yielding securities, as well as more favorable reinvestment rates overall. The increased allocation of our debt securities portfolio to higher yielding securities primarily reflects certain investment strategies used by Ares Management LLC, or “Ares,” a privately-held asset manager.

Net Realized Capital Gains. Net realized capital gains in the first quarter of 2014 and 2013 relate primarily to sales of equity securities.

Other Than Temporary Impairment Losses. OTTI losses in the first quarter of 2014 reflect $5.2 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. All of the $5.2 million of OTTI losses related to equity securities in the mining and technology sectors. The determination that unrealized losses on such securities were other than temporary was primarily based on the fact that we lacked the intent to hold the equity securities for a period of time sufficient to allow for an anticipated recovery.

OTTI losses in the first quarter of 2013 reflect $32.3 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $32.3 million of OTTI losses, $31.9 million related to the equity securities of a single issuer in the chemical sector and $0.4 million related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the duration of the decline in fair value of such securities relative to their cost as of the balance sheet date.

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of March 31, 2014 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which fair values of these securities had been below cost were not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for 12 months or more as of March 31, 2014); (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term business prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on gross unrealized investment losses for debt securities and equity securities as of March 31, 2014.

Corporate Activities Operating Results

The operating results of corporate activities are presented below.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Net premiums earned	$-	$-
Net investment income	1.4	25.5
Net realized capital gains	21.7	1.6
Other than temporary impairment losses	-	-
Other income	27.0	10.5

Total revenues	50.1	37.6

Net loss and LAE	-	-
Commissions, brokerage and other underwriting expenses	-	-
Other operating expenses	32.0	10.4
Corporate administration	9.6	12.4
Amortization of intangible assets	0.1	-
Interest expense	9.5	9.4

(Losses) earnings before income taxes	$(1.1)	$5.4

Corporate activities results include the results of Kentucky Trailer beginning August 30, 2013. As a result, other income and other operating expenses increased in the first quarter of 2014 compared to the first quarter of 2013.

Corporate activities recorded a net loss before income taxes in the first quarter of 2014, compared with net earnings in the first quarter of 2013, primarily reflecting a decrease in investment income and an increase in other operating expenses, partially offset by increases in net realized capital gains and other income. As further explained below, the decrease in net investment income reflects the absence of earnings from Homesite in the first quarter of 2014, which was significant in the first quarter of 2013.

Net investment income for corporate activities includes our equity share of results in Homesite (prior to its sale on December 31, 2013) and ORX, as follows:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Homesite(1)	$-	$21.4
ORX	0.4	0.7
Interest, dividends and other - net	1.0	3.4

Net investment income	$1.4	$25.5

(1)	Homesite was sold on December 31, 2013.

The Homesite gain in the first quarter of 2013 reflects favorable tax-related adjustments, the absence of large catastrophe losses and favorable development on Homesite’s loss and LAE reserves.

The decrease in interest, dividends and other – net in the first quarter of 2014 compared to the first quarter of 2013 primarily reflects a decrease in dividend income, reflecting lower-yielding equity securities held at the parent company in the first quarter of 2014.

Reserve Review Process

Our reinsurance and insurance subsidiaries analyze, at least quarterly, liabilities for unpaid loss and LAE established in prior years and adjust their expected ultimate cost, where necessary, to reflect favorable or unfavorable development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both favorable and unfavorable, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior accident year loss reserve development. The following table presents the reserves established in connection with the loss and LAE of our reinsurance and insurance subsidiaries on a gross and net basis by line of business. These reserve amounts represent the accumulation of estimates of ultimate loss (including for incurred but not reported) and LAE.

	As of March 31, 2014			As of December 31, 2013
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	(in millions)
Reinsurance Segment
Property	$1,020.7	$(52.5)	$968.2	$1,109.4	$(47.2)	$1,062.2
Casualty & other(1)	8,367.3	(414.3)	7,953.0	8,363.7	(406.9)	7,956.8

	9,388.0	(466.8)	8,921.2	9,473.1	(454.1)	9,019.0

Insurance Segment
Property	353.5	(150.6)	202.9	384.9	(176.3)	208.6
Casualty(2)	1,855.7	(657.8)	1,197.9	1,827.5	(648.9)	1,178.6
Workers’ Compensation	156.5	(3.8)	152.7	156.4	(3.8)	152.6
All other(3)	167.4	(72.8)	94.6	165.5	(73.9)	91.6

	2,533.1	(885.0)	1,648.1	2,534.3	(902.9)	1,631.4

Eliminations	(56.4)	56.4	-	(54.9)	54.9	-

Total	$11,864.7	$(1,295.4)	$10,569.3	$11,952.5	$(1,302.1)	$10,650.4

(1)	Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; asbestos-related illness and environmental impairment liability; and credit.
(2)	Primarily consists of direct: umbrella/excess; directors’ and officers’ liability; professional liability; and general liability.
(3)	Primarily consists of commercial multi-peril, surety and loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees.

Changes in Gross and Net Loss and LAE Reserves between March 31, 2014 and December 31, 2013. Gross and net loss and LAE reserves as of March 31, 2014 decreased from December 31, 2013, reflecting a decrease in our reinsurance segment loss and LAE reserves. The decrease in net loss and LAE reserves was partially offset by an increase in our insurance segment loss and LAE reserves. The decrease in gross and net loss and LAE reserves in the reinsurance segment primarily reflects favorable development from prior accident years, the impact of decreasing premium written volume and payments related to catastrophic events occurring in prior years. The increase in net loss and LAE reserves in the insurance segment primarily reflects decreases in reinsurance recoverables on unpaid losses primarily from payments related to catastrophic events occurring in prior years.

Reinsurance Recoverables

In the normal course of their business, our reinsurance and insurance subsidiaries purchase reinsurance from highly-rated third party reinsurers in order to minimize loss from large losses or catastrophic events. The reinsurance purchased by our reinsurance and insurance subsidiaries does not relieve them from their obligations to their policyholders and cedants, and therefore, the financial strength of their reinsurers is important. As of March 31, 2014, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,354.2 million, consisting of $1,295.4 million of ceded outstanding loss and LAE and $58.8 million of recoverables on paid losses. See Part I, Item 1, “Business — Reinsurance Protection” of the 2013 Form 10-K for additional information on the reinsurance purchased by our reinsurance and insurance subsidiaries.

Information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of March 31, 2014 is as follows:

Reinsurer(1)	Rating(2)	Amount	Percentage
		(dollars in millions)
Swiss Reinsurance Company	A+ (Superior)	$156.3	11.5%
American International Group, Inc.	A (Excellent)	137.4	10.1
PartnerRe Ltd.	A+ (Superior)	107.6	7.9
Platinum Underwriters Holdings, Ltd.	A (Excellent)	95.2	7.0
Syndicates at Lloyd’s of London	A (Excellent)	89.2	6.6
W.R. Berkley Corporation	A+ (Superior)	80.7	6.0
Chubb Corporation	A+ (Superior)	71.7	5.3
Ace Ltd	A+ (Superior)	52.0	3.8
Munich Reinsurance	A+ (Superior)	41.7	3.1
Allied World Assurance Company, Ltd.	A (Excellent)	40.0	3.0
All other reinsurers		482.4	35.7

Total reinsurance recoverables(3)		$1,354.2	100.0%

Secured reinsurance recoverables(4)		$144.0	10.6%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Approximately 95 percent of our reinsurance recoverables balance as of March 31, 2014 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher.
(4)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

We had no allowance for uncollectible reinsurance as of March 31, 2014.

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

Readers are encouraged to review Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of the 2013 10-K for a more complete description of our critical accounting estimates.

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at the parent company. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of March 31, 2014, we held total marketable securities and cash of $947.9 million, compared with $840.0 million as of December 31, 2013. The increase during the first quarter of 2014 primarily reflects the receipt of dividends from TransRe and RSUI, partially offset by repurchases of shares of our common stock, as further disclosed below. The $947.9 million is comprised of $295.1 million at the parent company, $519.5 million at AIHL and $133.3 million at the TransRe holding company. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of March 31, 2014.

Stockholders’ equity attributable to Alleghany stockholders was approximately $7.1 billion as of March 31, 2014, compared with approximately $6.9 billion as of December 31, 2013. The increase in stockholders’ equity primarily reflects net earnings and an increase in unrealized appreciation on our debt securities portfolio in the first quarter of 2013, due to a modest decrease in longer-term interest rates during the quarter, partially offset by repurchases of our common stock in the first quarter of 2013. As of March 31, 2014, we had 16,535,591 shares of our common stock outstanding, compared with 16,766,192 shares of our common stock outstanding as of December 31, 2013.

Debt. As discussed in Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K, on June 26, 2012, we completed a public offering of $400.0 million aggregate principal amount of our 4.95% senior notes due on June 27, 2022 and, on September 20, 2010, we completed a public offering of $300.0 million aggregate principal amount of our 5.625% senior notes due on September 15, 2020.

Credit Agreement. As discussed in Note 7 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K, on October 15, 2013, we entered into a four-year credit agreement, or the “Credit Agreement,” with certain lenders, which provides for an unsecured credit facility in an aggregate principal amount of up to $200.0 million. There were no borrowings under the Credit Agreement since its inception through March 31, 2014.

Common Stock Repurchases. In October 2012, our Board of Directors authorized the repurchase of shares of our common stock, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million. During the first three months of 2014, we repurchased an aggregate of 242,608 shares of our common stock in the open market for $94.6 million, at an average price per share of $390.10.

Investments in Certain Other Invested Assets. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds, or the “Funds,” which are managed by Pillar Holdings. The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that both Pillar Holdings and the Funds, which we collectively refer to as the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Our potential maximum loss in the Pillar Investments is limited to our cumulative investment. As of March 31, 2014, our carrying value in the Pillar Investments, as determined under the equity method of accounting, was $216.7 million, which is reported in other invested assets on our consolidated balance sheets.

In July 2013, AIHL invested $250.0 million in Ares in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. AIHL’s investment in Ares is reported in other invested assets on our consolidated balance sheets. On March 31, 2014, Ares filed a registration statement with the SEC for an initial public offering.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources, and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of March 31, 2014.

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

With respect to our non-insurance operating subsidiaries, they depend on Alleghany to support their growth, particularly for SORC. From formation in 2011 through March 31, 2014, we have invested $81.9 million in SORC.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt securities and equity securities listed on national securities exchanges. The overall debt securities portfolio credit quality is measured using the lowest of the Standard & Poor’s Ratings Services, Moody’s Investors Services Inc. or Fitch’s Ratings rating. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of March 31, 2014 was AA-. Although many of our debt securities, which consist predominantly of municipal bonds, are insured by third party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of March 31, 2014. As of March 31, 2014, the ratings of our debt securities portfolio were as follows:

	Ratings as of March 31, 2014

	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not-Rated(1)	Total
	(dollars in millions)
U.S. Government obligations	$-	$826.0	$-	$-	$-	$826.0
Municipal bonds	804.9	3,731.6	990.6	83.8	-	5,610.9
Foreign government obligations	469.9	245.1	218.2	15.2	-	948.4
U.S. corporate bonds	18.0	151.5	675.5	1,147.9	399.3	2,392.2
Foreign corporate bonds	218.8	445.7	753.4	239.0	75.3	1,732.2
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)	32.6	1,183.3	39.0	15.8	82.0	1,352.7
Commercial mortgage-backed securities (“CMBS”)	398.0	299.4	160.2	98.3	26.0	981.9
Other asset-backed securities	608.0	22.4	77.5	239.6	10.3	957.8

Total debt securities	$2,550.2	$6,905.0	$2,914.4	$1,839.6	$592.9	$14,802.1

Percentage of debt securities	17.2%	46.7%	19.7%	12.4%	4.0%	100.0%

(1)	Consists of $111.7 million of securities rated BB / Ba, $290.4 million of securities rated B, $112.5 million of securities rated CCC, $26.0 million of securities rated CC, $12.8 million of securities rated below CC and $39.5 million of not-rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities, and, as such, is classified as available-for-sale, or “AFS.”

Effective duration measures a portfolio’s sensitivity to change in interest rates. In this regard, as of March 31, 2014, our debt securities portfolio had an effective duration of approximately 4.2 years compared with 4.5 years as of December 31, 2013. As of March 31, 2014, approximately $4.2 billion, or 28.2 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 3(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may modestly increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

In the event paid losses accelerate beyond the ability of our reinsurance and insurance subsidiaries to fund these paid losses from current cash balances, current operating cash flow, dividend and interest receipts and security maturities, we would need to liquidate a portion of our investment portfolio, make capital contributions to our reinsurance and insurance subsidiaries, and/or arrange for financing. Strains on liquidity could result from: (i) the occurrence of several significant catastrophic events in a relatively short period of time; (ii) the sale of investments into a depressed marketplace to fund these paid losses; (iii) the uncollectibility of reinsurance recoverables on these paid losses; (iv) the significant decrease in the value of collateral supporting reinsurance recoverables; or (v) a significant reduction in our net premium collections.

We may, from time to time, make significant investments in the common stock of a public company, subject to limitations imposed by applicable regulations.

On a consolidated basis, our invested assets were approximately $19.0 billion as of March 31, 2014 and December 31, 2013, reflecting the impact of an increase in unrealized appreciation on our debt securities portfolio in the first quarter of 2014, due to a modest decrease in longer-term interest rates during the quarter, offset by repurchases of our common stock in the first quarter of 2013.

Fair Value. The carrying values and estimated fair values of our consolidated financial instruments as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets	(in millions)

Investments (excluding equity method investments)(1)	$18,633.8	$18,633.8	$18,632.2	$18,632.2

Liabilities

Senior Notes(2)	$1,790.0	$1,934.8	$1,794.4	$1,887.7

(1)	This table includes AFS investments (debt and equity securities as well as partnership investments and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K for additional information.

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

Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted internal valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested under the terms of service agreements. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates and other market observable information, as applicable. The valuation models take into account, among other things, market observable information as of the measurement date, as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector and, when applicable, collateral quality and other issue or issuer specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased.

The three-tiered hierarchy used in management’s determination of fair value is broken down into three levels based on the reliability of inputs as follows:

•	“Level 1” - Valuations are based on unadjusted quoted prices in active markets that we have the ability to access for identical, unrestricted assets and do not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 assets include publicly traded common stocks and mutual funds (which are included on the balance sheet in equity securities), where our valuations are based on quoted market prices.

•	“Level 2” - Valuations are based on direct and indirect observable inputs other than quoted market prices included in Level 1. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as the terms of the security and market-based inputs. Terms of the security include coupon, maturity date and any special provisions that may, for example, enable the investor, at its election, to redeem the security prior to its scheduled maturity date. Market-based inputs include interest rates and yield curves that are observable at commonly quoted intervals and current credit rating(s) of the security. Level 2 assets generally include short-term investments and most debt securities. Our Level 2 liabilities consist of the senior notes.

•	“Level 3” - Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Some Level 3 valuations are based entirely on non-binding broker quotes. These securities consist primarily of mortgage-backed and asset-backed securities where reliable pool and loan level collateral information cannot be reasonably obtained. Assets classified as Level 3 principally include certain RMBS, CMBS, other asset-backed securities (primarily, collateralized debt obligations), partnership investments and non-marketable equity investments. See Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K for our accounting policy on fair value.

We employ specific control processes to determine the reasonableness of the fair values of our financial assets and liabilities. Our processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques used are appropriate, consistently applied and that the assumptions are reasonable and consistent with the objective of determining fair value. We assess the reasonableness of individual security values received from valuation service providers through various analytical techniques. In addition, we validate the reasonableness of fair values by comparing information obtained from our valuation service providers to other third party valuation sources for selected securities. We also validate prices obtained from brokers for selected securities through reviews by those who have relevant expertise and who are independent of those charged with executing investing transactions.

In addition to such procedures, we review the reasonableness of our classification of securities within the three-tiered hierarchy to ensure that the classification is consistent with GAAP.

The estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of March 31, 2014 and December 31, 2013 were as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of March 31, 2014
Equity securities:
Common stock	$2,637.8	$-	$-	$2,637.8
Preferred stock	-	-	-	-

Total equity securities	2,637.8	-	-	2,637.8

Debt securities:
U.S. Government obligations	-	826.0	-	826.0
Municipal bonds	-	5,610.9	-	5,610.9
Foreign government obligations	-	948.4	-	948.4
U.S. corporate bonds	-	2,357.4	34.8	2,392.2
Foreign corporate bonds	-	1,731.0	1.2	1,732.2
Mortgage and asset-backed securities:
RMBS(1)	-	1,274.8	77.9	1,352.7
CMBS	-	921.3	60.6	981.9
Other asset-backed securities	-	336.6	621.2	957.8

Total debt securities	-	14,006.4	795.7	14,802.1
Short-term investments	-	926.7	-	926.7
Other invested assets(2)	-	-	267.2	267.2

Total investments (excluding equity method investments)	$2,637.8	$14,933.1	$1,062.9	$18,633.8

Senior Notes	$-	$1,934.8	$-	$1,934.8

	Level 1	Level 2	Level 3	Total
	(in millions)
As of December 31, 2013
Equity securities:
Common stock	$2,229.4	$-	$-	$2,229.4
Preferred stock	-	-	-	-

Total equity securities	2,229.4	-	-	2,229.4

Debt securities:
U.S. Government obligations	-	955.0	-	955.0
Municipal bonds	-	5,590.1	-	5,590.1
Foreign government obligations	-	975.4	-	975.4
U.S. corporate bonds	-	2,285.4	27.5	2,312.9
Foreign corporate bonds	-	1,830.7	1.0	1,831.7
Mortgage and asset-backed securities:
RMBS(1)	-	1,469.0	78.8	1,547.8
CMBS	-	824.8	60.8	885.6
Other asset-backed securities	-	446.0	258.4	704.4

Total debt securities	-	14,376.4	426.5	14,802.9
Short-term investments	-	1,317.9	-	1,317.9
Other invested assets(2)	-	-	282.0	282.0

Total investments (excluding equity method investments)	$2,229.4	$15,694.3	$708.5	$18,632.2

Senior Notes	$-	$1,887.7	$-	$1,887.7

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method and certain loans receivable that are carried at cost.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of March 31, 2014, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue

State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	(in millions)

Texas	$41.1	$-	$-	$-	$21.3	$87.7	$102.2	$-	$252.3	$267.0	$519.3

New York	19.4	-	5.3	-	43.1	156.7	97.6	61.9	384.0	28.6	412.6

California	14.5	29.9	-	34.6	5.0	45.4	73.6	6.5	209.5	184.1	393.6

Massachusetts	17.0	24.3	3.9	-	33.0	58.4	1.6	6.1	144.3	129.6	273.9

North Carolina	18.5	16.6	5.9	-	-	0.6	24.9	22.6	89.1	127.6	216.7

Missouri	4.5	74.1	3.0	-	4.6	32.3	44.6	33.0	196.1	6.3	202.4

Arizona	1.8	26.7	-	-	31.2	5.6	122.8	-	188.1	-	188.1

Illinois	14.6	30.4	1.8	-	15.0	25.8	11.8	10.5	109.9	38.3	148.2

Florida	-	-	1.4	45.9	5.8	52.1	6.3	2.6	114.1	33.2	147.3

Connecticut	3.6	-	1.1	-	54.9	7.4	-	-	67.0	78.8	145.8

All other states	217.4	27.2	85.1	145.4	127.8	316.8	340.2	88.9	1,348.8	515.1	1,863.9

Total	$352.4	$229.2	$107.5	$225.9	$341.7	$788.8	$825.6	$232.1	$3,103.2	$1,408.6	4,511.8

Total advance refunded / escrowed maturity bonds											1,099.1

Total municipal bonds											$5,610.9

Recent Accounting Standards

Future Application of Accounting Standards

In April 2014, the Financial Accounting Standards Board issued guidance that changed the criteria for reporting discontinued operations. Under the new guidance, only disposals that represent a strategic shift in operations would qualify as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations. This guidance is effective in the first quarter of 2015. We will adopt this guidance in the 2015 first quarter, and we do not currently believe that the implementation will have an impact on our results of operations and financial condition.

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

Interest Rate Risk

The primary market risk for our and our subsidiaries’ debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents sensitivity analyses as of March 31, 2014 of our (i) consolidated debt securities and (ii) senior notes, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical March 31, 2014 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

Interest Rate Shifts	-300	-200	-100	0	100	200	300
Assets:	(dollars in millions)
Debt securities, fair value	$16,055.9	$15,783.5	$15,363.1	$14,802.1	$14,181.9	$13,579.5	$13,011.1
Estimated change in fair value	$1,253.8	$981.4	$561.0	$-	$(620.2)	$(1,222.6)	$(1,791.0)
Liabilities:
Senior notes, fair value	$2,329.7	$2,181.4	$2,053.6	$1,934.8	$1,830.1	$1,737.2	$1,654.4
Estimated change in fair value	$394.9	$246.6	$118.8	$-	$(104.7)	$(197.6)	$(280.4)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below summarizes our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of March 31, 2014 on the estimated fair value of our consolidated equity securities portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of March 31, 2014
(dollars in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$2,637.8	20% Increase	$3,165.4	4.8%
	20% Decrease	2,110.2	-4.8%

In addition to debt securities and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for as AFS or using the equity method, and had a carrying value of $274.3 million as of March 31, 2014.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency, and conduct business in their local currency, as well as the currencies of the other countries in which they operate. The table below summarizes our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. dollar as of March 31, 2014 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of March 31, 2014
(dollars in millions)
Estimated Fair Value		Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$285.4	(1)	20% Increase	$342.5	0.5%
		20% Decrease	228.3	-0.5%

(1) Denotes a net asset position as of March 31, 2014.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the three months ended March 31, 2014 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Certain of our subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. We believe such provisions are adequate and do not believe that any pending litigation will have a material adverse effect on our consolidated results of operations, financial position or cash flows. See Note 12(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” of the 2013 10-K. Please refer to that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table summarizes our common stock repurchases in the quarter ended March 31, 2014:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)(1)
January 1 to January 31	18,592	$376.43	18,592	$234.9
February 1 to February 28	61,527	373.79	61,527	211.9
March 1 to March 31	162,489	397.84	162,489	147.3

Total	242,608	390.10	242,608

(1)	In October 2012, our Board of Directors authorized the repurchase of shares of our common stock, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95.0 to this Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

95.0	Mine Safety Disclosure required under Regulation 104 of Item S-K.

101.1	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION
(Registrant)

Date: May 5, 2014	By:	/s/ John L. Sennott, Jr.
John L. Sennott, Jr.
Senior Vice President and chief financial officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

95.0	Mine Safety Disclosure required under Regulation 104 of Item S-K.

101.1	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (iv) Notes to Unaudited Consolidated Financial Statements.