Form 10-Q
period 2014-06-30
ALLEGHANY CORP /DE
filed 2014-08-04
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

16,372,653 SHARES, PAR VALUE $1.00 PER SHARE, AS OF JULY 28, 2014

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
	(in thousands, except share amounts)
Assets
Investments:
Available-for-sale securities at fair value:
Equity securities (cost: 2014 – $2,419,324; 2013 – $1,804,698)	$2,950,824	$2,229,453
Debt securities (amortized cost: 2014 – $14,828,719; 2013 – $14,875,750)	15,065,785	14,802,890
Short-term investments	615,242	1,317,895

	18,631,851	18,350,238
Other invested assets	631,491	641,924

Total investments	19,263,342	18,992,162
Cash	419,455	498,315
Accrued investment income	148,967	146,381
Premium balances receivable	858,565	675,255
Reinsurance recoverables	1,374,583	1,363,707
Ceded unearned premiums	215,594	173,148
Deferred acquisition costs	380,766	334,740
Property and equipment at cost, net of accumulated depreciation and amortization	82,706	58,974
Goodwill	99,747	99,747
Intangible assets, net of amortization	130,020	127,284
Current taxes receivable	56,392	13,049
Net deferred tax assets	317,287	469,787
Other assets	494,484	408,539

Total assets	$23,841,908	$23,361,088

Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	$11,787,333	$11,952,541
Unearned premiums	2,000,200	1,765,550
Senior Notes	1,785,661	1,794,407
Reinsurance payable	122,888	90,562
Other liabilities	738,527	810,507

Total liabilities	16,434,609	16,413,567

Common stock (shares authorized: 2014 and 2013 – 22,000,000; shares issued: 2014 – 17,459,961; 2013 – 17,459,961)	17,460	17,460
Contributed capital	3,610,976	3,613,151
Accumulated other comprehensive income	464,561	186,930
Treasury stock, at cost (2014 – 1,079,625 shares; 2013 – 693,769 shares)	(368,771)	(213,911)
Retained earnings	3,673,987	3,320,127

Total stockholders’ equity attributable to Alleghany stockholders	7,398,213	6,923,757
Noncontrolling interest	9,086	23,764

Total stockholders’ equity	7,407,299	6,947,521

Total liabilities and stockholders’ equity	$23,841,908	$23,361,088

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended June 30,
	2014	2013
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$1,098,944	$1,068,315
Net investment income	114,094	100,403
Net realized capital gains	41,524	26,977
Other than temporary impairment losses	(932)	(8,908)
Other income	37,586	9,432

Total revenues	1,291,216	1,196,219

Costs and Expenses
Net loss and loss adjustment expenses	629,213	650,512
Commissions, brokerage and other underwriting expenses	359,604	339,016
Other operating expenses	66,236	27,222
Corporate administration	12,687	9,868
Amortization of intangible assets	(876)	825
Interest expense	21,932	21,785

Total costs and expenses	1,088,796	1,049,228

Earnings before income taxes	202,420	146,991
Income taxes	53,186	33,282

Net earnings	149,234	113,709
Net earnings attributable to noncontrolling interest	254	—

Net earnings attributable to Alleghany stockholders	$148,980	$113,709

Net earnings	$149,234	$113,709
Other comprehensive income:
Change in unrealized gains, net of deferred taxes of $110,976 and ($110,024) for
2014 and 2013, respectively	206,098	(204,330)
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of ($14,207) and ($6,324) for 2014 and 2013, respectively	(26,385)	(11,745)
Change in unrealized currency translation adjustment, net of deferred taxes of $3,126 and ($8,885) for 2014 and 2013, respectively	5,805	(16,500)
Retirement plans	(7)	(37)

Comprehensive income (loss)	334,745	(118,903)
Comprehensive income attributable to noncontrolling interest	254	—

Comprehensive income (loss) attributable to Alleghany stockholders	$334,491	$(118,903)

Basic earnings per share attributable to Alleghany stockholders	$9.06	$6.78
Diluted earnings per share attributable to Alleghany stockholders	9.06	6.78

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Six Months Ended June 30,
	2014	2013
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$2,152,941	$2,143,328
Net investment income	224,677	219,214
Net realized capital gains	138,360	77,879
Other than temporary impairment losses	(6,152)	(41,220)
Other income	68,032	20,573

Total revenues	2,577,858	2,419,774

Costs and Expenses
Net loss and loss adjustment expenses	1,240,372	1,217,925
Commissions, brokerage and other underwriting expenses	683,840	665,243
Other operating expenses	119,578	57,960
Corporate administration	22,319	22,290
Amortization of intangible assets	(2,737)	12,455
Interest expense	43,743	43,521

Total costs and expenses	2,107,115	2,019,394

Earnings before income taxes	470,743	400,380
Income taxes	116,868	90,377

Net earnings	353,875	310,003
Net earnings attributable to noncontrolling interest	15	—

Net earnings attributable to Alleghany stockholders	$353,860	$310,003

Net earnings	$353,875	$310,003
Other comprehensive income:
Change in unrealized gains, net of deferred taxes of $192,340 and ($64,147) for 2014 and 2013, respectively	357,203	(119,131)
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of ($46,273) and ($12,831) for 2014 and 2013, respectively	(85,935)	(23,828)
Change in unrealized currency translation adjustment, net of deferred taxes of $3,358 and ($14,251) for 2014 and 2013, respectively	6,237	(26,466)
Retirement plans	126	(191)

Comprehensive income	631,506	140,387
Comprehensive income attributable to noncontrolling interest	15	—

Comprehensive income attributable to Alleghany stockholders	$631,491	$140,387

Basic earnings per share attributable to Alleghany stockholders	$21.36	$18.45
Diluted earnings per share attributable to Alleghany stockholders	21.36	18.45

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash flows from operating activities
Net earnings	$353,875	$310,003
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	83,512	138,748
Net realized capital (gains) losses	(138,360)	(77,879)
Other than temporary impairment losses	6,152	41,220
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	21,450	75,989
(Increase) decrease in premium balances receivable	(183,310)	(239,992)
(Increase) decrease in ceded unearned premiums	(42,446)	(48,013)
(Increase) decrease in deferred acquisition costs	(46,026)	(36,598)
Increase (decrease) in unearned premiums	234,650	145,336
Increase (decrease) in loss and loss adjustment expenses	(165,208)	(209,940)
Change in unrealized foreign exchange (losses) gains	(36,915)	90,803
Other, net	(97,143)	55,382

Net adjustments	(363,644)	(64,944)

Net cash provided by (used in) operating activities	(9,769)	245,059

Cash flows from investing activities
Purchases of debt securities	(3,793,880)	(3,714,718)
Purchases of equity securities	(1,049,749)	(1,604,770)
Sales of debt securities	3,210,911	3,273,676
Maturities and redemptions of debt securities	635,041	873,189
Sales of equity securities	512,536	1,293,746
Net (purchase) sale in short-term investments	686,893	(496,380)
Purchases of property and equipment	(30,091)	(3,093)
Other, net	(93,506)	53,024

Net cash provided by (used in) investing activities	78,155	(325,326)

Cash flows from financing activities
Treasury stock acquisitions	(159,907)	(40,389)
Other, net	10,126	(7,204)

Net cash provided by (used in) financing activities	(149,781)	(47,593)

Effect of exchange rate changes on cash	2,535	(40,503)

Net (decrease) increase in cash	(78,860)	(168,363)
Cash at beginning of period	498,315	649,524

Cash at end of period	$419,455	$481,161

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$51,824	$51,514
Income taxes paid (refunds received)	155,054	818

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 of Alleghany Corporation (“Alleghany”), a Delaware corporation. Unless the context otherwise requires, references to “Alleghany” include Alleghany together with its subsidiaries.

Alleghany owns and manages operating subsidiaries and investments, anchored by a core position in property and casualty reinsurance and insurance. Alleghany was incorporated in 1984 under the laws of the State of Delaware and in December 1986, it succeeded to the business of its parent company, Alleghany Corporation, which was incorporated in 1929. Prior to March 6, 2012, Alleghany was primarily engaged, through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”) and its subsidiaries, in the property and casualty insurance business. AIHL’s insurance operations are principally conducted by its subsidiaries RSUI Group, Inc. (“RSUI”), CapSpecialty, Inc., formerly known as Capitol Transamerica Corporation (“CapSpecialty”), and Pacific Compensation Corporation (“PacificComp”). CapSpecialty has been a subsidiary of AIHL since January 2002, RSUI has been a subsidiary of AIHL since July 2003, and PacificComp has been a subsidiary of AIHL since July 2007. AIHL Re LLC (“AIHL Re”) has been a wholly-owned subsidiary of Alleghany since its formation in 2006. AIHL Re is a captive reinsurance company which provides reinsurance to Alleghany’s insurance operating subsidiaries and affiliates. On March 6, 2012, Alleghany consummated a merger transaction with Transatlantic Holdings, Inc. (“TransRe”), at which time TransRe became one of Alleghany’s wholly-owned subsidiaries, and Alleghany’s reinsurance operations commenced. Alleghany’s public equity investments, including those held by TransRe’s and AIHL’s operating subsidiaries, are managed primarily by Alleghany’s wholly-owned subsidiary Roundwood Asset Management LLC (“Roundwood”).

Although Alleghany’s primary sources of revenues and earnings are its reinsurance and insurance operations and investments, Alleghany owns and manages properties in the Sacramento, California region through its wholly-owned subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”), and also manages, sources, executes and monitors its private capital investments primarily through its wholly-owned subsidiary Alleghany Capital Corporation (“ACC”). ACC’s private capital investments include: (i) Stranded Oil Resources Corporation (“SORC”), an exploration and production company focused on enhanced oil recovery, headquartered in Austin, Texas; (ii) Bourn & Koch, Inc. (“BKI”), a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois; (iii) R.C. Tway Company, LLC (“Kentucky Trailer”), a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky; and (iv) an approximately 39 percent equity interest in ORX Exploration, Inc. (“ORX”), a regional oil and gas exploration and production company, headquartered in New Orleans, Louisiana.

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

The accompanying consolidated financial statements include the results of Alleghany and its wholly-owned and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). All significant inter-company balances and transactions have been eliminated in consolidation. The results of Kentucky Trailer have been included in Alleghany’s consolidated financial statements beginning August 30, 2013, the date of ACC’s initial investment in Kentucky Trailer.

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

(c) Recent Accounting Standards

Future Application of Accounting Standards

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that changed the criteria for reporting discontinued operations. Under the new guidance, only disposals that represent a strategic shift in operations qualify as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations. This guidance is effective in the first quarter of 2015. Alleghany will adopt this guidance in the 2015 first quarter, and Alleghany does not currently believe that the implementation will have an impact on its results of operations and financial condition.

In May 2014, the FASB, together with the International Accounting Standards Board, issued guidance on the recognition of revenue from contracts with customers. Under the new guidance, revenue is recognized as the transfer of goods and services to customers takes place, and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services. The new guidance also requires new disclosures about revenue. Insurance- and reinsurance-related revenues are not impacted by this guidance. This guidance is effective in the first quarter of 2017 for public entities, with earlier adoption not permitted. Alleghany will adopt this guidance in the 2017 first quarter, and Alleghany does not currently believe that the implementation will have a material impact on its results of operations and financial condition.

2.	Fair Value of Financial Instruments

The carrying values and estimated fair values of Alleghany’s consolidated financial instruments as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in millions)
Assets
Investments (excluding equity method investments)(1)	$18,655.9	$18,655.9	$18,632.2	$18,632.2

Liabilities
Senior Notes(2)	$1,785.7	$1,956.4	$1,794.4	$1,887.7

(1)	This table includes available-for-sale (“AFS”) investments (debt and equity securities as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. Fair value for all other categories of investments is discussed in Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K for additional information.

Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of June 30, 2014 and December 31, 2013 were as follows:

	Level 1	Level 2	Level 3	Total
		(in millions)
As of June 30, 2014
Equity securities:
Common stock	$2,950.8	$—	$—	$2,950.8
Preferred stock	—	—	—	—

Total equity securities	2,950.8	—	—	2,950.8

Debt securities:
U.S. Government obligations	—	400.9	—	400.9
Municipal bonds	—	5,628.3	—	5,628.3
Foreign government obligations	—	953.9	—	953.9
U.S. corporate bonds	—	2,328.6	36.2	2,364.8
Foreign corporate bonds	—	1,795.5	1.8	1,797.3
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(1)	—	1,652.8	75.6	1,728.4
Commercial mortgage-backed securities (“CMBS”)	—	994.1	47.0	1,041.1
Other asset-backed securities(2)	—	343.5	807.6	1,151.1

Total debt securities	—	14,097.6	968.2	15,065.8
Short-term investments	—	615.2	—	615.2
Other invested assets(3)	—	—	24.1	24.1

Total investments (excluding equity method investments)	$2,950.8	$14,712.8	$992.3	$18,655.9

Senior Notes	$—	$1,956.4	$—	$1,956.4

	Level 1	Level 2	Level 3	Total
		(in millions)
As of December 31, 2013
Equity securities:
Common stock	$2,229.4	$—	$—	$2,229.4
Preferred stock	—	—	—	—

Total equity securities	2,229.4	—	—	2,229.4

Debt securities:
U.S. Government obligations	—	955.0	—	955.0
Municipal bonds	—	5,590.1	—	5,590.1
Foreign government obligations	—	975.4	—	975.4
U.S. corporate bonds	—	2,285.4	27.5	2,312.9
Foreign corporate bonds	—	1,830.7	1.0	1,831.7
Mortgage and asset-backed securities:
RMBS(1)	—	1,469.0	78.8	1,547.8
CMBS	—	824.8	60.8	885.6
Other asset-backed securities(2)	—	446.0	258.4	704.4

Total debt securities	—	14,376.4	426.5	14,802.9
Short-term investments	—	1,317.9	—	1,317.9
Other invested assets(3)	—	—	282.0	282.0

Total investments (excluding equity method investments)	$2,229.4	$15,694.3	$708.5	$18,632.2

Senior Notes	$—	$1,887.7	$—	$1,887.7

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $770.0 million and $237.9 million of collateralized loan obligations as of June 30, 2014 and December 31, 2013, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method and certain loans receivable that are carried at cost.

In the six months ended June 30, 2014, there were transfers of $38.1 million of primarily other asset-backed securities (specifically, collateralized loan obligations) from Level 2 to Level 3 that were principally due to a decrease in observable inputs related to the valuation of such securities during the first quarter of 2014.

In the six months ended June 30, 2014, there were transfers of $238.1 million of other invested assets out of Level 3. Of the $238.1 million, $232.9 million related to a conversion of an equity interest held by AIHL. As further described in Note 3(g), AIHL’s investment in Ares Management LLC (“Ares”) converted to limited partner interests in certain Ares subsidiaries during the 2014 second quarter, at which time the investment ceased to qualify as a financial instrument measured at fair value. No gain or loss was recognized upon the conversion.

There were no other significant transfers between Levels 1, 2 or 3 for the three and six months ended June 30, 2014.

The following tables present reconciliations of the changes during the six months ended June 30, 2014 and 2013 in Level 3 assets measured at fair value:

	Debt Securities
			Mortgage and asset-backed
Six Months Ended June 30, 2014	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
				(in millions)
Balance as of January 1, 2014	$27.5	$1.0	$78.8	$60.8	$258.4	$282.0	$708.5
Net realized/unrealized gains (losses) included in:
Net earnings(2)	(0.1)	—	2.2	(0.2)	(0.3)	(0.1)	1.5
Other comprehensive income	0.1	—	0.8	0.1	(0.4)	1.2	1.8
Purchases	12.0	1.9	—	14.0	581.2	—	609.1
Sales	(7.7)	(1.1)	—	(1.0)	(52.7)	—	(62.5)
Issuances	—	—	—	—	—	—	—
Settlements	(4.6)	—	(6.2)	(26.7)	(7.7)	(20.9)	(66.1)
Transfers into Level 3	9.0	—	—	—	29.1	—	38.1
Transfers out of Level 3	—	—	—	—	—	(238.1)	(238.1)

Balance as of June 30, 2014	$36.2	$1.8	$75.6	$47.0	$807.6	$24.1	$992.3

	Debt Securities
			Mortgage and asset-backed
Six Months Ended June 30, 2013	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
				(in millions)
Balance as of January 1, 2013	$30.4	$—	$59.6	$76.1	$5.9	$42.3	$214.3
Net realized/unrealized gains (losses) included in:
Net earnings(2)	0.3	—	0.3	0.1	0.2	—	0.9
Other comprehensive income	(0.6)	—	4.0	(1.7)	(0.5)	2.2	3.4
Purchases	—	—	—	9.8	—	100.0	109.8
Sales	(23.8)	—	—	(0.7)	—	—	(24.5)
Issuances	—	—	—	—	—	—	—
Settlements	(0.7)	—	(4.5)	(5.8)	(4.3)	(5.7)	(21.0)
Transfers into Level 3	—	—	21.3	0.1	0.3	—	21.7
Transfers out of Level 3	—	—	—	—	—	—	—

Balance as of June 30, 2013	$5.6	$—	$80.7	$77.9	$1.6	$138.8	$304.6

(1)	Includes partnership and non-marketable equity investments accounted for on an AFS basis.
(2)	There were no other than temporary impairment (“OTTI”) losses recorded in net earnings related to Level 3 investments still held as of June 30, 2014 and 2013.

Net unrealized losses related to Level 3 investments as of June 30, 2014 and December 31, 2013 were not material.

See Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K for Alleghany’s accounting policy on fair value.

3.	Investments

(a) Unrealized Gains and Losses

The amortized cost or cost and the fair value of AFS securities as of June 30, 2014 and December 31, 2013 are summarized as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
As of June 30, 2014
Equity securities:
Common stock	$2,419.3	$540.9	$(9.4)	$2,950.8
Preferred stock	—	—	—	—

Total equity securities	2,419.3	540.9	(9.4)	2,950.8

Debt securities:
U.S. Government obligations	399.5	2.8	(1.4)	400.9
Municipal bonds	5,537.1	115.3	(24.1)	5,628.3
Foreign government obligations	941.5	13.6	(1.2)	953.9
U.S. corporate bonds	2,319.7	50.9	(5.8)	2,364.8
Foreign corporate bonds	1,752.4	45.8	(0.9)	1,797.3
Mortgage and asset-backed securities:
RMBS	1,707.0	42.2	(20.8)	1,728.4
CMBS	1,021.7	21.0	(1.6)	1,041.1
Other asset-backed securities(1)	1,149.8	4.3	(3.0)	1,151.1

Total debt securities	14,828.7	295.9	(58.8)	15,065.8
Short-term investments	615.2	—	—	615.2

Total	$17,863.2	$836.8	$(68.2)	$18,631.8

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
As of December 31, 2013
Equity securities:
Common stock	$1,804.7	$426.6	$(1.9)	$2,229.4
Preferred stock	—	—	—	—

Total equity securities	1,804.7	426.6	(1.9)	2,229.4

Debt securities:
U.S. Government obligations	982.1	3.0	(30.1)	955.0
Municipal bonds	5,650.5	51.7	(112.1)	5,590.1
Foreign government obligations	979.3	4.6	(8.5)	975.4
U.S. corporate bonds	2,307.2	29.4	(23.7)	2,312.9
Foreign corporate bonds	1,810.6	27.0	(5.9)	1,831.7
Mortgage and asset-backed securities:
RMBS	1,559.5	36.1	(47.8)	1,547.8
CMBS	881.6	12.8	(8.8)	885.6
Other asset-backed securities(1)	705.0	1.7	(2.3)	704.4

Total debt securities	14,875.8	166.3	(239.2)	14,802.9
Short-term investments	1,317.9	—	—	1,317.9

Total	$17,998.4	$592.9	$(241.1)	$18,350.2

(1)	Includes $770.0 million and $237.9 million of collateralized loan obligations as of June 30, 2014 and December 31, 2013, respectively.

(b) Contractual Maturity

The amortized cost and estimated fair value of debt securities as of June 30, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments due in one year or less	$615.2	$615.2

Mortgage and asset-backed securities(1)	3,878.5	3,920.6
Debt securities with maturity dates:
One year or less	718.5	723.8
Over one through five years	3,535.0	3,589.0
Over five through ten years	3,269.1	3,345.1
Over ten years	3,427.6	3,487.3

Total debt securities	14,828.7	15,065.8

Equity securities	2,419.3	2,950.8

Total	$17,863.2	$18,631.8

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

Net investment income for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(in millions)
Interest income	$97.4	$85.9	$192.7	$169.3
Dividend income	19.8	12.7	33.3	27.8
Investment expenses	(7.4)	(5.3)	(14.4)	(10.2)
Equity in results of Homesite(1)	—	3.0	—	24.5
Equity in results of ORX	(1.1)	(0.3)	(0.7)	0.4
Equity in results of Pillar Investments(2)	3.6	2.7	7.5	4.3
Equity in results of Ares(2)	3.0	—	3.1	—
Other investment results	(1.2)	1.7	3.2	3.1

Total	$114.1	$100.4	$224.7	$219.2

(1)	Homesite was sold on December 31, 2013.
(2)	See Note 3(g) for discussion of the Pillar Investments and the investment in Ares.

As of June 30, 2014, non-income producing invested assets were insignificant.

(d) Realized Gains and Losses

The proceeds from sales of AFS securities were $1.7 billion and $1.5 billion for the three months ended June 30, 2014 and 2013, respectively, and $3.7 billion and $4.6 billion for the six months ended June 30, 2014 and 2013, respectively.

Realized capital gains and losses for the three and six months ended June 30, 2014 and 2013 generally reflect sales of equity securities, as well as the sales of long-dated U.S. Treasury Strip debt securities in April 2014 for a realized capital gain of $34.0 million. The amounts of gross realized capital gains and gross realized capital losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(in millions)
Gross realized capital gains	$46.2	$40.1	$153.9	$101.8
Gross realized capital losses	(4.7)	(13.1)	(15.5)	(23.9)

Net realized capital gains	$41.5	$27.0	$138.4	$77.9

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

OTTI losses for the first six months of 2014 reflect $6.2 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $6.2 million of OTTI losses, $5.3 million related to equity securities and $0.9 million related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the fact that Alleghany lacked the intent to hold the securities for a period of time sufficient to allow for an anticipated recovery. Of the $6.2 million of OTTI losses, $0.9 million was incurred in the second quarter of 2014.

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

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of June 30, 2014 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair value of these investments had been below cost were not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for 12 months or more as of June 30, 2014); (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the investment; and (iii) Alleghany’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

(f) Aging of Gross Unrealized Losses

As of June 30, 2014 and December 31, 2013, gross unrealized losses and related fair values for equity securities and debt securities, grouped by duration of time in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			(in millions)
As of June 30, 2014
Equity securities:
Common stock	$314.6	$9.4	$—	$—	$314.6	$9.4
Preferred stock	—	—	—	—	—	—

Total equity securities	314.6	9.4	—	—	314.6	9.4

Debt securities:
U.S. Government obligations	78.8	—	43.0	1.4	121.8	1.4
Municipal bonds	190.3	1.2	933.3	22.9	1,123.6	24.1
Foreign government obligations	128.6	0.7	37.5	0.5	166.1	1.2
U.S. corporate bonds	232.2	1.7	192.7	4.1	424.9	5.8
Foreign corporate bonds	99.5	0.5	44.9	0.4	144.4	0.9
Mortgage and asset-backed securities:
RMBS	127.1	0.6	683.0	20.2	810.1	20.8
CMBS	18.6	0.1	120.5	1.5	139.1	1.6
Other asset-backed securities	466.3	2.7	52.2	0.3	518.5	3.0

Total debt securities	1,341.4	7.5	2,107.1	51.3	3,448.5	58.8

Total temporarily impaired securities	$1,656.0	$16.9	$2,107.1	$51.3	$3,763.1	$68.2

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			(in millions)
As of December 31, 2013
Equity securities:
Common stock	$148.7	$1.9	$—	$—	$148.7	$1.9
Preferred stock	—	—	—	—	—	—

Total equity securities	148.7	1.9	—	—	148.7	1.9

Debt securities:
U.S. Government obligations	698.9	29.6	4.8	0.5	703.7	30.1
Municipal bonds	2,426.2	105.2	117.8	6.9	2,544.0	112.1
Foreign government obligations	625.6	8.2	8.8	0.3	634.4	8.5
U.S. corporate bonds	920.0	21.1	34.2	2.6	954.2	23.7
Foreign corporate bonds	528.3	5.8	4.9	0.1	533.2	5.9
Mortgage and asset-backed securities:
RMBS	779.4	30.7	267.9	17.1	1,047.3	47.8
CMBS	375.2	8.5	16.9	0.3	392.1	8.8
Other asset-backed securities	461.0	2.3	—	—	461.0	2.3

Total debt securities	6,814.6	211.4	455.3	27.8	7,269.9	239.2

Total temporarily impaired securities	$6,963.3	$213.3	$455.3	$27.8	$7,418.6	$241.1

As of June 30, 2014, Alleghany held a total of 662 debt and equity securities that were in an unrealized loss position, of which 308 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with the 308 debt securities consisted primarily of losses related to municipal bonds and RMBS.

As of June 30, 2014, the vast majority of Alleghany’s debt securities were rated investment grade, with approximately 3.9 percent of debt securities having issuer credit ratings that were below investment grade or not rated.

(g) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative investment. As of June 30, 2014, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $220.3 million, which is reported in other invested assets on Alleghany’s consolidated balance sheets.

In July 2013, AIHL invested $250.0 million in Ares, an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. At Alleghany’s discretion, half of these interests may be converted beginning at the end of a one-year waiting period, and the remaining half may be converted beginning at the end of a two-year waiting period. Until Alleghany’s limited partner interests convert into Ares common units, Alleghany will classify its investment in Ares as a component of other invested assets, and accounts for its investment using the equity method of accounting.

4.	Reinsurance Ceded

(a) Overview

Alleghany’s reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines, improve risk-adjusted portfolio returns, and enable them to increase gross premium writings and risk capacity without requiring additional capital. Alleghany’s reinsurance and insurance subsidiaries purchase reinsurance / retrocessional coverages from highly-rated third party reinsurers. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, Alleghany’s reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. As such, funds, trust agreements and letters of credit are held to collateralize a portion of Alleghany’s reinsurance and insurance subsidiaries’ reinsurance recoverables, and Alleghany’s reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite or assume with multiple reinsurance programs.

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

RSUI placed its catastrophe reinsurance program for the 2014 to 2015 period on May 1, 2014. The new catastrophe reinsurance program provides coverage in three layers for $600.0 million of losses in excess of a $200.0 million net retention after application of the surplus share treaties and facultative reinsurance. The first layer provides coverage for $300.0 million of losses, before a 5.0 percent co-participation by RSUI, in excess of $200.0 million, the second layer provides coverage for $100.0 million of losses in excess of $500.0 million, with no co-participation by RSUI, and the third layer provides coverage for $200.0 million of losses in excess of $600.0 million, with no co-participation by RSUI. In addition, RSUI’s property per risk reinsurance program for the 2014-2015 period provides RSUI with coverage for $90.0 million of losses, before a 10.0 percent co-participation by RSUI, in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance.

5.	Income Taxes

The effective tax rate on earnings before income taxes for the first six months of 2014 was 24.8 percent, compared with 22.6 percent for the first six months of 2013. The higher effective tax rate in the first six months of 2014 primarily reflects higher taxable income in the first half of 2014.

Alleghany believes that, as of June 30, 2014, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There was no liability for interest or penalties accrued as of June 30, 2014.

6.	Stockholders’ Equity

(a) Common Stock Repurchases

In October 2012, Alleghany’s Board of Directors authorized a program to repurchase shares of common stock of Alleghany, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million (the “2012 Repurchase Program”). As of June 30, 2014, Alleghany had repurchased approximately $218.1 million of shares under the 2012 Repurchase Program.

Pursuant to the 2012 Repurchase Program, during the first six months of 2014, Alleghany repurchased an aggregate of 401,622 shares of its common stock in the open market for $159.9 million, at an average price per share of $398.15, of which 159,014 shares were repurchased in the second quarter of 2014 for $65.3 million at an average price per share of $410.43. During the first six months of 2013, Alleghany repurchased an aggregate of 113,160 shares of its common stock in the open market for $40.4 million, at an average price per share of $356.92, of which 23,409 shares were repurchased in the second quarter of 2013 for $8.8 million at an average price per share of $376.49.

In July 2014, Alleghany’s Board of Directors authorized the repurchase of additional shares of common stock, at such times and at prices as management may determine advisable, up to an aggregate of $350.0 million upon the completion of the 2012 Repurchase Program.

(b) Accumulated Other Comprehensive Income

The following table presents a reconciliation of the changes during the six months ended June 30, 2014 and 2013 in accumulated other comprehensive income attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
		(in millions)
Balance as of January 1, 2014	$238.4	$(49.3)	$(2.2)	$186.9
Other comprehensive income, net of tax:
Other comprehensive income before reclassifications	357.3	6.2	0.1	363.6
Reclassifications from accumulated other comprehensive income	(85.9)	—	—	(85.9)

Total	271.4	6.2	0.1	277.7

Balance as of June 30, 2014	$509.8	$(43.1)	$(2.1)	$464.6

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
		(in millions)
Balance as of January 1, 2013	$263.3	$(13.4)	$0.6	$250.5
Other comprehensive income, net of tax:
Other comprehensive income before reclassifications	(119.1)	(26.4)	(0.2)	(145.7)
Reclassifications from accumulated other comprehensive income	(23.9)	—	—	(23.9)

Total	(143.0)	(26.4)	(0.2)	(169.6)

Balance as of June 30, 2013	$120.3	$(39.8)	$0.4	$80.9

Reclassifications out of accumulated other comprehensive income attributable to Alleghany stockholders during the three and six months ended June 30, 2014 and 2013 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Accumulated Other Comprehensive Income Component	Line in Consolidated Statement of Earnings	2014	2013	2014	2013
			(in millions)
Unrealized appreciation of investments:	Net realized capital gains	$(41.5)	$(27.0)	$(138.4)	$(77.9)
	Other than temporary impairment losses	0.9	8.9	6.2	41.2
	Income taxes	14.2	6.3	46.3	12.8

Total reclassifications:	Net earnings	$(26.4)	$(11.8)	$(85.9)	$(23.9)

7.	Earnings Per Share of Common Stock

The following is a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(in millions, except share amounts)
Net earnings available to Alleghany stockholders	$149.0	$113.7	$353.9	$310.0
Effect of dilutive securities	—	—	—	—

Income available to common stockholders for diluted earnings per share	$149.0	$113.7	$353.9	$310.0

Weighted average common shares outstanding applicable to basic earnings per share	16,442,556	16,781,461	16,567,155	16,804,108
Effect of dilutive securities	—	—	—	—

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	16,442,556	16,781,461	16,567,155	16,804,108

Contingently issuable shares of 64,865 and 65,051 were potentially available during the first six months of 2014 and 2013, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

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

(d) Asbestos and Environmental Impairment Exposure

Loss and loss adjustment expenses (“LAE”) include amounts for risks relating to asbestos-related illness and environmental impairment. As of June 30, 2014 and December 31, 2013, such gross and net reserves were as follows:

	June 30, 2014		December 31, 2013
	Gross	Net	Gross	Net
		(in millions)
TransRe	$603.9	$445.5	$583.8	$431.9
CapSpecialty	10.6	10.5	10.4	10.3

Total	$614.5	$456.0	$594.2	$442.2

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

(e) Equity Holdings Concentration

As of June 30, 2014, Alleghany had a concentration of market risk of $740.0 million in its AFS equity securities portfolio with respect to certain energy sector businesses.

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

The reinsurance segment consists of property and casualty reinsurance operations conducted by TransRe’s reinsurance operating subsidiaries and is further reported by major product lines – property and casualty & other. TransRe provides property and casualty reinsurance to insurers and reinsurers through brokers and on a direct basis to ceding companies. TransRe also writes a modest amount of insurance business, which is included in the reinsurance segment. Approximately half of the premiums earned by TransRe’s operations are generated by offices located in Canada, Europe, Asia, Australia, Africa and those serving Latin America and the Caribbean. Although the majority of the premiums earned by these offices typically relate to the regions where they are located, a significant portion may be derived from other regions of the world, including the U.S. In addition, although a significant portion of the assets and liabilities of these foreign offices generally relate to the countries where ceding companies and reinsurers are located, most investments are located in the country of domicile of these offices.

The insurance segment consists of property and casualty insurance operations conducted by AIHL through its insurance operating subsidiaries RSUI, CapSpecialty and PacificComp. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment.

The primary components of “corporate activities” are Alleghany Properties, SORC, BKI, Alleghany’s investments in Homesite (prior to its sale on December 31, 2013) and ORX and other activities at the parent level. Beginning August 30, 2013, corporate activities also includes the operating results of Kentucky Trailer. On August 30, 2013, Alleghany invested $24.9 million in Kentucky Trailer for a controlling equity interest, consisting of a preferred equity interest and a 35.4 percent common equity interest. On January 2, 2014, Alleghany exercised its option to increase its common equity interest in Kentucky Trailer to 80.0 percent for an additional investment of $15.0 million.

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

(b) Results

Segment results for Alleghany’s two reportable segments and for corporate activities for the three and six months ended June 30, 2014 and 2013 are shown in the tables below:

	Reinsurance Segment			Insurance Segment
Three Months Ended June 30, 2014	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp(2)	Total	Total Segments	Corporate Activities(3)	Consolidated
	(in millions)
Gross premiums written	$310.3	$636.8	$947.1	$377.4	$56.9	$15.7	$450.0	$1,397.1	$(5.1)	$1,392.0
Net premiums written	271.3	618.7	890.0	252.4	51.5	15.5	319.4	1,209.4	—	1,209.4
Net premiums earned	258.7	573.2	831.9	205.6	45.8	15.6	267.0	1,098.9	—	1,098.9
Net loss and LAE	121.8	360.9	482.7	105.0	29.7	11.8	146.5	629.2	—	629.2
Commissions, brokerage and other underwriting expenses	80.8	193.6	274.4	54.6	23.1	7.5	85.2	359.6	—	359.6

Underwriting profit (loss)(4)	$56.1	$18.7	$74.8	$46.0	$(7.0)	$(3.7)	$35.3	110.1	—	110.1

Net investment income								112.4	1.7	114.1
Net realized capital gains								41.8	(0.3)	41.5
Other than temporary impairment losses								(0.9)	—	(0.9)
Other income								(1.5)	39.1	37.6
Other operating expenses								23.9	42.4	66.3
Corporate administration								0.1	12.6	12.7
Amortization of intangible assets								(0.9)	—	(0.9)
Interest expense								12.2	9.7	21.9

Earnings (losses) before income taxes								$226.6	$(24.2)	$202.4

	Reinsurance Segment			Insurance Segment
Three Months Ended June 30, 2013	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp(2)	Total	Total Segments	Corporate Activities(3)	Consolidated
	(in millions)
Gross premiums written	$314.5	$581.8	$896.3	$395.4	$45.5	$9.4	$450.3	$1,346.6	$(6.1)	$1,340.5
Net premiums written	271.0	572.3	843.3	263.7	42.3	9.2	315.2	1,158.5	—	1,158.5
Net premiums earned	251.8	582.8	834.6	187.5	37.2	9.0	233.7	1,068.3	—	1,068.3
Net loss and LAE	98.3	416.8	515.1	110.1	17.7	7.6	135.4	650.5	—	650.5
Commissions, brokerage and other underwriting expenses	76.0	183.0	259.0	51.4	21.3	7.3	80.0	339.0	—	339.0

Underwriting profit (loss)(4)	$77.5	$(17.0)	$60.5	$26.0	$(1.8)	$(5.9)	$18.3	78.8	—	78.8

Net investment income								96.1	4.3	100.4
Net realized capital gains								29.5	(2.5)	27.0
Other than temporary impairment losses								(8.9)	—	(8.9)
Other income								1.1	8.3	9.4
Other operating expenses								17.5	9.7	27.2
Corporate administration								—	9.9	9.9
Amortization of intangible assets								0.8	—	0.8
Interest expense								12.4	9.4	21.8

Earnings (losses) before income taxes								$165.9	$(18.9)	$147.0

	Reinsurance Segment			Insurance Segment
Six Months Ended June 30, 2014	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp(2)	Total	Total Segments	Corporate Activities(3)	Consolidated
	(in millions)
Gross premiums written	$608.9	$1,279.5	$1,888.4	$679.7	$106.0	$31.5	$817.2	$2,705.6	$(12.5)	$2,693.1
Net premiums written	521.9	1,247.9	1,769.8	447.8	94.8	31.0	573.6	2,343.4	—	2,343.4
Net premiums earned	493.2	1,132.0	1,625.2	409.6	88.1	30.0	527.7	2,152.9	—	2,152.9
Net loss and LAE	183.1	763.5	946.6	217.5	53.6	22.7	293.8	1,240.4	—	1,240.4
Commissions, brokerage and other underwriting expenses	146.1	367.8	513.9	109.3	45.1	15.5	169.9	683.8	—	683.8

Underwriting profit (loss)(4)	$164.0	$0.7	$164.7	$82.8	$(10.6)	$(8.2)	$64.0	228.7	—	228.7

Net investment income								221.6	3.1	224.7
Net realized capital gains								116.9	21.5	138.4
Other than temporary impairment losses								(6.2)	—	(6.2)
Other income								1.9	66.1	68.0
Other operating expenses								45.2	74.4	119.6
Corporate administration								0.2	22.1	22.3
Amortization of intangible assets								(3.0)	0.3	(2.7)
Interest expense								24.5	19.2	43.7

Earnings (losses) before income taxes								$496.0	$(25.3)	$470.7

	Reinsurance Segment			Insurance Segment
Six Months Ended June 30, 2013	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp(2)	Total	Total Segments	Corporate Activities(3)	Consolidated
	(in millions)
Gross premiums written	$584.6	$1,219.4	$1,804.0	$681.2	$85.6	$18.6	$785.4	$2,589.4	$(11.3)	$2,578.1
Net premiums written	507.7	1,201.6	1,709.3	445.0	80.1	18.1	543.2	2,252.5	—	2,252.5
Net premiums earned	502.0	1,186.6	1,688.6	363.1	74.5	17.1	454.7	2,143.3	—	2,143.3
Net loss and LAE	154.6	831.8	986.4	180.6	35.7	15.2	231.5	1,217.9	—	1,217.9
Commissions, brokerage and other underwriting expenses	138.4	371.9	510.3	99.7	40.9	14.3	154.9	665.2	—	665.2

Underwriting profit (loss)(4)	$209.0	$(17.1)	$191.9	$82.8	$(2.1)	$(12.4)	$68.3	260.2	—	260.2

Net investment income								189.4	29.8	219.2
Net realized capital gains								78.8	(0.9)	77.9
Other than temporary impairment losses								(41.2)	—	(41.2)
Other income								1.7	18.8	20.5
Other operating expenses								37.9	20.1	58.0
Corporate administration								—	22.3	22.3
Amortization of intangible assets								12.4	—	12.4
Interest expense								24.7	18.8	43.5

Earnings (losses) before income taxes								$413.9	$(13.5)	$400.4

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Includes underwriting results of AIHL Re.
(3)	Includes elimination of minor reinsurance activity between segments.
(4)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit enhances the understanding of its segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

(c) Identifiable assets and equity

As of June 30, 2014, the identifiable assets of the reinsurance segment, insurance segment and corporate activities were $16.7 billion, $6.5 billion and $0.6 billion, respectively, of which cash and invested assets represented $14.4 billion, $4.9 billion and $0.4 billion, respectively. As of June 30, 2014, Alleghany’s equity attributable to the reinsurance segment, insurance segment and corporate activities was $4.7 billion, $2.8 billion and ($0.1) billion, respectively.

Included in corporate activities is debt associated with Alleghany’s non-insurance operating subsidiaries. In this regard, SORC had $5.2 million of borrowings as of June 30, 2014, representing its current borrowing capacity pursuant to a secured $250.0 million bank credit facility that was obtained in April 2014. Borrowings under the facility are not guaranteed by Alleghany.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, or this “Form 10-Q,” to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. In addition, unless the context otherwise requires, references to

•	“TransRe” are to our wholly-owned reinsurance holding company subsidiary Transatlantic Holdings, Inc. and its subsidiaries,

•	“AIHL” are to our wholly-owned insurance holding company subsidiary Alleghany Insurance Holdings LLC,

•	“RSUI” are to our wholly-owned subsidiary RSUI Group, Inc. and its subsidiaries,

•	“CapSpecialty” are to our wholly-owned subsidiary CapSpecialty, Inc. (formerly known as Capitol Transamerica Corporation) and its subsidiaries,

•	“PacificComp” are to our wholly-owned subsidiary Pacific Compensation Corporation and its subsidiaries,

•	“AIHL Re” are to our wholly-owned subsidiary AIHL Re LLC,

•	“Roundwood” are to our wholly-owned subsidiary Roundwood Asset Management LLC,

•	“ACC” are to our wholly-owned subsidiary Alleghany Capital Corporation,

•	“Alleghany Properties” are to our wholly-owned subsidiary Alleghany Properties Holdings LLC and its subsidiaries,

•	“SORC” are to our wholly-owned subsidiary Stranded Oil Resources Corporation and its subsidiaries,

•	“BKI” are to our majority-owned subsidiary Bourn & Koch, Inc., and

•	“Kentucky Trailer” are to our majority-owned subsidiary R.C. Tway Company, LLC.

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

Consolidated Results of Operations

The following table summarizes our consolidated revenues, costs and expenses and earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Revenues
Net premiums earned	$1,098.9	$1,068.3	$2,152.9	$2,143.3
Net investment income	114.1	100.4	224.7	219.2
Net realized capital gains	41.5	27.0	138.4	77.9
Other than temporary impairment losses	(0.9)	(8.9)	(6.2)	(41.2)
Other income	37.6	9.4	68.0	20.5

Total revenues	1,291.2	1,196.2	2,577.8	2,419.7

Costs and Expenses
Net loss and LAE	629.2	650.5	1,240.4	1,217.9
Commissions, brokerage and other underwriting expenses	359.6	339.0	683.8	665.2
Other operating expenses	66.3	27.2	119.6	58.0
Corporate administration	12.7	9.9	22.3	22.3
Amortization of intangible assets	(0.9)	0.8	(2.7)	12.4
Interest expense	21.9	21.8	43.7	43.5

Total costs and expenses	1,088.8	1,049.2	2,107.1	2,019.3

Earnings before income taxes	202.4	147.0	470.7	400.4
Income taxes	53.2	33.3	116.8	90.4

Net earnings	149.2	113.7	353.9	310.0
Net earnings attributable to noncontrolling interest	0.2	—	—	—

Net earnings attributable to Alleghany stockholders	$149.0	$113.7	$353.9	$310.0

Revenues:
Total reinsurance and insurance segments	$1,250.7	$1,186.1	$2,487.1	$2,372.0
Corporate activities(1)	40.5	10.1	90.7	47.7

Earnings before income taxes:
Total reinsurance and insurance segments	$226.6	$165.9	$496.0	$413.9
Corporate activities(1)	(24.2)	(18.9)	(25.3)	(13.5)

(1)	Consists of Alleghany Properties, SORC, BKI, our investments in Homesite Group Incorporated, or “Homesite,” (prior to its sale on December 31, 2013) and ORX Exploration, Inc., or “ORX,” and corporate activities at the parent level. In addition, beginning August 30, 2013, corporate activities includes the operating results of Kentucky Trailer. Corporate activities also includes interest expense associated with the senior notes issued by Alleghany, whereas interest expense associated with the senior notes issued by TransRe is included in “Total Segments.” Information related to the senior notes can be found in Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K.

Segment results for our two reportable segments and for corporate activities for the three and six months ended June 30, 2014 and 2013 are shown in the tables below:

Three Months Ended June 30, 2014	Reinsurance Segment	Insurance Segment	Total Segments	Corporate Activities(1)	Consolidated
	(in millions, except ratios)
Gross premiums written	$947.1	$450.0	$1,397.1	$(5.1)	$1,392.0
Net premiums written	890.0	319.4	1,209.4	—	1,209.4

Net premiums earned	831.9	267.0	1,098.9	—	1,098.9
Net loss and LAE	482.7	146.5	629.2	—	629.2
Commissions, brokerage and other underwriting expenses	274.4	85.2	359.6	—	359.6

Underwriting profit (loss)(2)	$74.8	$35.3	110.1	—	110.1

Net investment income			112.4	1.7	114.1
Net realized capital gains			41.8	(0.3)	41.5
Other than temporary impairment losses			(0.9)	—	(0.9)
Other income			(1.5)	39.1	37.6
Other operating expenses			23.9	42.4	66.3
Corporate administration			0.1	12.6	12.7
Amortization of intangible assets			(0.9)	—	(0.9)
Interest expense			12.2	9.7	21.9

Earnings (losses) before income taxes			$226.6	$(24.2)	$202.4

Loss ratio(3)	58.0%	54.9%	57.3%
Expense ratio(4)	33.0%	31.9%	32.7%

Combined ratio(5)	91.0%	86.8%	90.0%

Three Months Ended June 30, 2013	Reinsurance Segment	Insurance Segment	Total Segments	Corporate Activities(1)	Consolidated
	(in millions, except ratios)
Gross premiums written	$896.3	$450.3	$1,346.6	$(6.1)	$1,340.5
Net premiums written	843.3	315.2	1,158.5	—	1,158.5

Net premiums earned	834.6	233.7	1,068.3	—	1,068.3
Net loss and LAE	515.1	135.4	650.5	—	650.5
Commissions, brokerage and other underwriting expenses	259.0	80.0	339.0	—	339.0

Underwriting profit (loss)(2)	$60.5	$18.3	78.8	—	78.8

Net investment income			96.1	4.3	100.4
Net realized capital gains			29.5	(2.5)	27.0
Other than temporary impairment losses			(8.9)	—	(8.9)
Other income			1.1	8.3	9.4
Other operating expenses			17.5	9.7	27.2
Corporate administration			—	9.9	9.9
Amortization of intangible assets			0.8	—	0.8
Interest expense			12.4	9.4	21.8

Earnings (losses) before income taxes			$165.9	$(18.9)	$147.0

Loss ratio(3)	61.7%	57.9%	60.9%
Expense ratio(4)	31.1%	34.2%	31.7%

Combined ratio(5)	92.8%	92.1%	92.6%

Six Months Ended June 30, 2014	Reinsurance Segment	Insurance Segment	Total Segments	Corporate Activities(1)	Consolidated
	(in millions, except ratios)
Gross premiums written	$1,888.4	$817.2	$2,705.6	$(12.5)	$2,693.1
Net premiums written	1,769.8	573.6	2,343.4	—	2,343.4

Net premiums earned	1,625.2	527.7	2,152.9	—	2,152.9
Net loss and LAE	946.6	293.8	1,240.4	—	1,240.4
Commissions, brokerage and other underwriting expenses	513.9	169.9	683.8	—	683.8

Underwriting profit(2)	$164.7	$64.0	228.7	—	228.7

Net investment income			221.6	3.1	224.7
Net realized capital gains			116.9	21.5	138.4
Other than temporary impairment losses			(6.2)	—	(6.2)
Other income			1.9	66.1	68.0
Other operating expenses			45.2	74.4	119.6
Corporate administration			0.2	22.1	22.3
Amortization of intangible assets			(3.0)	0.3	(2.7)
Interest expense			24.5	19.2	43.7

Earnings (losses) before income taxes			$496.0	$(25.3)	$470.7

Loss ratio(3)	58.3%	55.7%	57.6%
Expense ratio(4)	31.6%	32.2%	31.8%

Combined ratio(5)	89.9%	87.9%	89.4%

Six Months Ended June 30, 2013	Reinsurance Segment	Insurance Segment	Total Segments	Corporate Activities(1)	Consolidated
	(in millions, except ratios)
Gross premiums written	$1,804.0	$785.4	$2,589.4	$(11.3)	$2,578.1
Net premiums written	1,709.3	543.2	2,252.5	—	2,252.5

Net premiums earned	1,688.6	454.7	2,143.3	—	2,143.3
Net loss and LAE	986.4	231.5	1,217.9	—	1,217.9
Commissions, brokerage and other underwriting expenses	510.3	154.9	665.2	—	665.2

Underwriting profit(2)	$191.9	$68.3	260.2	—	260.2

Net investment income			189.4	29.8	219.2
Net realized capital gains			78.8	(0.9)	77.9
Other than temporary impairment losses			(41.2)	—	(41.2)
Other income			1.7	18.8	20.5
Other operating expenses			37.9	20.1	58.0
Corporate administration			—	22.3	22.3
Amortization of intangible assets			12.4	—	12.4
Interest expense			24.7	18.8	43.5

Earnings (losses) before income taxes			$413.9	$(13.5)	$400.4

Loss ratio(3)	58.4%	50.9%	56.8%
Expense ratio(4)	30.2%	34.1%	31.0%

Combined ratio(5)	88.6%	85.0%	87.8%

(1)	Total excludes elimination of minor reinsurance activity between segments which is reported in corporate activities.

(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

The increases in other income and other operating expenses for the second quarter and first six months of 2014 from the corresponding 2013 periods primarily reflect our inclusion of the results of Kentucky Trailer beginning August 30, 2013.

Total revenues increased by 7.9 percent for the second quarter of 2014 from the second quarter of 2013, driven by increases in net premiums earned, other income, net realized capital gains and net investment income. Net premiums earned increased at our insurance segment, partially offset by a slight decrease at our reinsurance segment. The increase in net realized capital gains includes a $34.0 million gain from the sales of long-dated U.S. Treasury Strip debt securities in the second quarter of 2014. The increase in net investment income primarily reflects higher interest income primarily from our increased allocation to investment-grade and below investment-grade credit instruments managed through our investment management relationship with Ares Management LLC or “Ares”.

As more fully described in the following pages, our earnings before income taxes in the second quarter of 2014 increased from the second quarter of 2013, primarily reflecting improvements in both our underwriting results and investment performance. The improved investment performance was due primarily to an increase in net realized capital gains and an increase in net investment income, as described above. Our underwriting profit improved in the quarter, as our combined ratio was 90.0 percent compared with 92.6 percent in the second quarter of 2013, due primarily to a lower loss ratio partially offset by an increase in our expense ratio. The lower loss ratio is primarily due to lower catastrophe losses. The increase in our expense ratio is due primarily to an increase in commissions, brokerage and other underwriting expenses primarily reflecting the impact of higher commission rates at our reinsurance segment.

Total revenues increased by 6.5 percent for the first six months of 2014 from the first six months of 2013, driven by increases in net realized capital gains, other income and, to a lesser extent, increases in net premiums earned and net investment income, and a decrease in OTTI losses. The increase in net realized capital gains includes gains from the sales of long-dated U.S. Treasury Strip debt securities in the second quarter of 2014, as noted above. Net premiums earned increased at our insurance segment, partially offset by a decrease at our reinsurance segment. The increase in net investment income reflects higher interest income, partially offset by the absence of earnings from Homesite in the first six months of 2014, which were present in the first six months of 2013.

As more fully described in the following pages, our earnings before income taxes in the first six months of 2014 increased from the first six months of 2013, primarily reflecting improved investment performance and, to a lesser extent, a decrease in amortization of intangible assets, partially offset by lower underwriting profit. The improved investment performance was due primarily to an increase in net realized capital gains, lower OTTI losses and, to a lesser extent, an increase in net investment income, as noted above. The decrease in amortization of intangible assets reflects a lack of amortization expense related to certain TransRe intangible assets in the first six months of 2014, which were present in the first six months of 2013. The decrease in our underwriting profit reflects an increase in our combined ratio. Our combined ratio increased to 89.4 percent in the first six months of 2014 compared with 87.8 percent in the first six months of 2013, reflecting higher loss and expense ratios. The higher loss ratio is primarily a result of higher current accident year losses and less favorable prior accident reserve development partially offset by lower catastrophe losses. The higher expense ratio is due to an increase in commissions, brokerage and other underwriting expenses primarily reflecting the impact of higher commission rates at our reinsurance segment.

The effective tax rate on earnings before income taxes for the first six months of 2014 was 24.8 percent, compared with 22.6 percent for the first six months of 2013. The higher effective tax rate in the first six months of 2014 primarily reflects higher taxable income in the first half of 2014.

Reinsurance Segment Underwriting Results

The reinsurance segment is comprised of TransRe’s property and casualty & other lines of business. TransRe also writes a modest amount of property and casualty insurance business, which is included in the reinsurance segment. For a more detailed description of our reinsurance segment, see Part I, Item 1, “Business – Segment Information – Reinsurance Segment” of the 2013 10-K.

The underwriting results of the reinsurance segment are presented below.

	Property	Casualty & Other(1)	Total
	(in millions, except ratios)
Three Months Ended June 30, 2014
Gross premiums written	$310.3	$636.8	$947.1
Net premiums written	271.3	618.7	890.0

Net premiums earned	$258.7	$573.2	$831.9
Net loss and LAE	121.8	360.9	482.7
Commissions, brokerage and other underwriting expenses	80.8	193.6	274.4

Underwriting profit(2)	$56.1	$18.7	$74.8

Loss ratio(3)	47.1%	62.9%	58.0%
Expense ratio(4)	31.2%	33.8%	33.0%

Combined ratio(5)	78.3%	96.7%	91.0%

Three Months Ended June 30, 2013
Gross premiums written	$314.5	$581.8	$896.3
Net premiums written	271.0	572.3	843.3

Net premiums earned	$251.8	$582.8	$834.6
Net loss and LAE	98.3	416.8	515.1
Commissions, brokerage and other underwriting expenses	76.0	183.0	259.0

Underwriting profit (loss)(2)	$77.5	$(17.0)	$60.5

Loss ratio(3)	39.0%	71.5%	61.7%
Expense ratio(4)	30.2%	31.4%	31.1%

Combined ratio(5)	69.2%	102.9%	92.8%

	Property	Casualty & Other(1)	Total
	(in millions, except ratios)
Six Months Ended June 30, 2014
Gross premiums written	$608.9	$1,279.5	$1,888.4
Net premiums written	521.9	1,247.9	1,769.8
Net premiums earned	$493.2	$1,132.0	$1,625.2
Net loss and LAE	183.1	763.5	946.6
Commissions, brokerage and other underwriting expenses	146.1	367.8	513.9

Underwriting profit(2)	$164.0	$0.7	$164.7

Loss ratio(3)	37.2%	67.5%	58.3%
Expense ratio(4)	29.6%	32.5%	31.6%

Combined ratio(5)	66.8%	100.0%	89.9%

Six Months Ended June 30, 2013
Gross premiums written	$584.6	$1,219.4	$1,804.0
Net premiums written	507.7	1,201.6	1,709.3
Net premiums earned	$502.0	$1,186.6	$1,688.6
Net loss and LAE	154.6	831.8	986.4
Commissions, brokerage and other underwriting expenses	138.4	371.9	510.3

Underwriting profit (loss)(2)	$209.0	$(17.1)	$191.9

Loss ratio(3)	30.8%	70.1%	58.4%
Expense ratio(4)	27.6%	31.3%	30.2%

Combined ratio(5)	58.4%	101.4%	88.6%

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Reinsurance Segment – Property. Gross premiums written in the second quarter of 2014 decreased by $4.2 million, or 1.3 percent, from the second quarter of 2013, primarily reflecting lower premiums related to fronting arrangements with unrelated retrocessionaires, largely offset by the impact of certain expanded treaty participations with existing long-term clients. As part of the fronting arrangements, gross premiums written are entirely ceded to such retrocessionaires, with no impact on TransRe’s net premiums written. Excluding the impact of changes in foreign currency rates, gross premiums written in the second quarter of 2014 decreased from the second quarter of 2013 by 0.6 percent. Gross premiums written in the first six months of 2014 increased by $24.3 million, or 4.2 percent, from the first six months of 2013, primarily reflecting the impact of certain expanded treaty participations with existing long-term clients in the first six months of 2014, partially offset by reductions in pricing for property reinsurance contracts as the market has become increasingly price competitive. Excluding the impact of changes in foreign currency rates, gross premiums written in the first six months of 2014 increased from the first six months of 2013 by 4.4 percent.

Net premiums earned in the second quarter of 2014 increased by $6.9 million, or 2.7 percent, from the second quarter of 2013. The increase includes premiums earned on certain expanded treaty participations with existing long-term clients. Net premiums earned in the first six months of 2014 decreased by $8.8 million, or 1.8 percent, from the first six months of 2013, due in part to a decrease in reinstatement premiums earned due to a decrease in catastrophe losses in the first six months of 2014 compared with the first six months of 2013.

The increase in net loss and LAE in the second quarter and first six months of 2014 from the corresponding 2013 periods primarily reflects less favorable prior accident year development on loss reserves and higher non-catastrophe losses incurred, partially offset by lower catastrophe losses. Catastrophe losses, net of reinsurance, were $17.6 million in the second quarter and first six months of 2014 compared with $45.1 million in the second quarter and first six months of 2013. The $17.6 million of catastrophe losses in the second quarter and first six months of 2014 reflect net losses from severe snowstorms across northeast Japan in February 2014. Catastrophe losses in the second quarter and first six months of 2013 primarily reflect net losses from flooding in Germany in May 2013, flooding in Central Europe in June 2013 and, to a lesser extent, flooding in Canada in June 2013.

Net loss and LAE in the second quarter of 2014 reflect $12.0 million of net favorable prior accident year development on loss reserves, compared with $42.7 million of favorable prior accident year development in the second quarter of 2013. The $12.0 million of net favorable development in the second quarter of 2014 reflects $18.1 million of favorable development relating to non-catastrophe property losses, primarily related to the 2012 accident year, partially offset by $6.1 million of net unfavorable development relating to the 2010 New Zealand earthquake, and to a lesser extent, Super Storm Sandy in 2012. The unfavorable prior accident year development on these two catastrophes was partially offset by favorable development on catastrophes occurring in the 2013 and 2011 accident years. Of the $42.7 million of favorable development in the second quarter of 2013, $14.5 million related to Super Storm Sandy in 2012, with the remaining $28.2 million of favorable development relating primarily to the 2011 Thailand flooding and the Tohoku Japan earthquake in 2011. The favorable development in the second quarter of 2014 and 2013 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods.

Net loss and LAE in the first six months of 2014 reflect $51.3 million of net favorable prior accident year development on loss reserves, compared with $79.3 million of favorable prior accident year development in the first six months of 2013. In addition to the $12.0 million of favorable development in the second quarter of 2014 discussed above, net loss and LAE in the first six months of 2014 reflect $39.3 million of favorable development in the first quarter of 2014, compared with $36.6 million of favorable development in the first quarter of 2013. The $39.3 million of favorable development in the first quarter of 2014 reflects $13.0 million of favorable development relating to Super Storm Sandy in 2012, $17.4 million of favorable development relating to other prior year catastrophe losses, and $8.9 million of favorable development relating to large, non-catastrophe property losses. The $39.3 million of favorable development relates primarily to the 2010 through 2013 accident years. The $51.3 million of favorable development in the first six months of 2014 did not impact the assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in 2014. The $36.6 million of favorable development in the first quarter of 2013 reflects $18.5 million of favorable development relating to Super Storm Sandy in 2012, and $18.1 million of favorable development relating primarily to non-catastrophe property losses in the 2012 accident year. The favorable development in the first six months of 2014 and 2013 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods.

The increase in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2014 compared with the corresponding 2013 periods primarily reflects higher employee-related costs and, for the 2014 first six month period only, the lack of favorable impact arising from the acquisition method of accounting, which was present in the first six months of 2013. The acquisition method of accounting was applied by TransRe upon its merger with Alleghany on March 6, 2012.

The decrease in property underwriting profit in the second quarter of 2014 from the second quarter of 2013 reflects an increase in net loss and LAE and, to a lesser extent, an increase in commissions, brokerage and other underwriting expenses, partially offset by an increase in net premiums earned, all as discussed above. The decrease in underwriting profit in the first six months of 2014 from the first six months of 2013 reflects an increase in net loss and LAE and, to a lesser extent, an increase in commissions, brokerage and other underwriting expenses and a decrease in net premiums earned, all as discussed above.

Reinsurance Segment – Casualty & Other. Gross premiums written in the second quarter of 2014 increased by $55.0 million, or 9.5 percent, from the second quarter of 2013. Gross premiums written in the first six months of 2014 increased by $60.1 million, or 4.9 percent, from the first six months of 2013. Excluding the impact of changes in foreign currency rates, gross premiums written in the second quarter and first six months of 2014 increased from the corresponding 2013 periods by 8.5 percent and 3.6 percent, respectively. These increases in gross premiums written were primarily due to increases in general liability and auto liability line writings, partially offset by decreases in the directors’ and officers’ liability and errors and omission liability line writings, reflecting the impact of new or expanded treaties, tempered by the impact of an increasingly competitive casualty reinsurance market and a decreasing amount of risk premium being ceded by insurers, and increased premiums related to fronting arrangements with unrelated retrocessionaires.

Net premiums earned in the second quarter of 2014 decreased by $9.6 million, or 1.6 percent, from the second quarter of 2013. Net premiums earned in the first six months of 2014 decreased by $54.6 million, or 4.6 percent, from the first six months of 2013. Excluding the impact of changes in foreign currency rates, net premiums earned in the second quarter and first six months of 2014 decreased from the corresponding 2013 periods by 2.6 percent and 5.8 percent, respectively. The decrease in net premiums earned in the second quarter and first six months of 2014 from the corresponding 2013 periods primarily reflects a decrease in gross premiums written in recent quarters and, to a lesser extent, an increase in ceded premiums earned.

The decrease in net loss and LAE in the second quarter and first six months of 2014 from the corresponding 2013 periods primarily reflects more favorable prior accident year development on loss reserves in the 2014 periods, lower losses incurred in the current accident year and the impact of lower net premiums earned. The decrease in net loss and LAE in the first six months of 2014 from the first six months of 2013 was partially offset by a $17.0 million loss incurred upon commutation of a foreign accident & health treaty in the first quarter of 2014.

Net loss and LAE in the second quarter of 2014 reflect $29.6 million of net favorable prior accident year development on loss reserves, compared with $9.9 million of favorable prior accident year development in the second quarter of 2013. Of the $29.6 million of favorable development in the second quarter of 2014, $6.4 million relates to certain medical malpractice treaties, or the “Malpractice Treaties.” Under the terms of the Malpractice Treaties, the increased underwriting profits created by the favorable development are to be retained by the cedants. As a result, TransRe recorded an offsetting increase in profit commission expense incurred. The remaining $23.2 million of net favorable development in the second quarter of 2014 relates primarily to favorable emergence from a variety of casualty lines of business relating to the 2003 through 2013 accident years, partially offset by unfavorable emergence relating to the 2002 and prior accident years. Of the $9.9 million of favorable development in the second quarter of 2013, $5.8 million relates to the Malpractice Treaties, and the remaining $4.1 million of favorable development related to a variety of casualty & other lines of business. The favorable development in the second quarter of 2014 and 2013 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods.

Net loss and LAE in the first six months of 2014 reflect $35.6 million of net favorable prior accident year development on loss reserves, compared with $32.6 million of favorable prior accident year development in the first six months of 2013. In addition to the $29.6 million of net favorable development in the second quarter of 2014 discussed above, net loss and LAE in the first six months of 2014 reflect $6.0 million of net favorable development in the first quarter of 2014, compared with $22.7 million of favorable development in the first quarter of 2013. The $6.0 million of net favorable development in the first quarter of 2014 relates primarily to favorable emergence from a variety of casualty lines of business relating to the 2003 through 2013 accident years, including $6.3 million of favorable development related to the Malpractice Treaties, partially offset by unfavorable emergence relating to the 2002 and prior accident years. The $35.6 million of favorable development in the first six months of 2014 did not impact the assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in 2014. Of the $22.7 million of favorable development in the first quarter of 2013, $18.0 million of the favorable development relates to the Malpractice Treaties. The remaining $4.7 million of favorable development related to a variety of casualty & other lines of business. The favorable development in the first six months of 2014 and 2013 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods.

The increase in commissions, brokerage and other underwriting expenses in the 2014 second quarter compared with the second quarter of 2013 is due primarily to an increase in commission rates. The decrease in commissions, brokerage and other underwriting expenses in the first six months of 2014 compared with the first six months of 2013 is due primarily to a decrease in profit commissions related to the Malpractice Treaties and the impact of a decrease in net premiums earned, partially offset by an increase in commission rates in the second quarter of 2014 and the absence of the favorable impact arising from the acquisition method of accounting, which was present in the first six months of 2013.

The casualty & other underwriting profit in the second quarter of 2014, compared with an underwriting loss in the second quarter of 2013, reflects a decrease in net loss and LAE, partially offset by an increase in commissions, brokerage and other underwriting expenses and a decrease in net premiums earned, all as discussed above. The underwriting profit in the first six months of 2014, compared with an underwriting loss in the first six months of 2013, reflects a decrease in net loss and LAE, and to a lesser extent, a decrease in commissions, brokerage and other underwriting expenses, partially offset by a decrease in net premiums earned, all as discussed above.

Insurance Segment Underwriting Results

The insurance segment is comprised of AIHL’s RSUI, CapSpecialty and PacificComp operating subsidiaries. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business – Segment Information – Insurance Segment” of the 2013 10-K.

The underwriting results of the insurance segment are presented below.

	RSUI	CapSpecialty	PacificComp(1)	Total
	(in millions, except ratios)
Three Months Ended June 30, 2014
Gross premiums written	$377.4	$56.9	$15.7	$450.0
Net premiums written	252.4	51.5	15.5	319.4
Net premiums earned	$205.6	$45.8	$15.6	$267.0
Net loss and LAE	105.0	29.7	11.8	146.5
Commissions, brokerage and other underwriting expenses	54.6	23.1	7.5	85.2

Underwriting profit (loss)(2)	$46.0	$(7.0)	$(3.7)	$35.3

Loss ratio(3)	51.1%	64.8%	75.4%	54.9%
Expense ratio(4)	26.6%	50.4%	48.3%	31.9%

Combined ratio(5)	77.7%	115.2%	123.7%	86.8%

Three Months Ended June 30, 2013
Gross premiums written	$395.4	$45.5	$9.4	$450.3
Net premiums written	263.7	42.3	9.2	315.2
Net premiums earned	$187.5	$37.2	$9.0	$233.7
Net loss and LAE	110.1	17.7	7.6	135.4
Commissions, brokerage and other underwriting expenses	51.4	21.3	7.3	80.0

Underwriting profit (loss)(2)	$26.0	$(1.8)	$(5.9)	$18.3

Loss ratio(3)	58.8%	47.4%	84.0%	57.9%
Expense ratio(4)	27.4%	57.3%	80.9%	34.2%

Combined ratio(5)	86.2%	104.7%	164.9%	92.1%

	RSUI	CapSpecialty	PacificComp(1)	Total
	(in millions, except ratios)
Six Months Ended June 30, 2014
Gross premiums written	$679.7	$106.0	$31.5	$817.2
Net premiums written	447.8	94.8	31.0	573.6
Net premiums earned	$409.6	$88.1	$30.0	$527.7
Net loss and LAE	217.5	53.6	22.7	293.8
Commissions, brokerage and other underwriting expenses	109.3	45.1	15.5	169.9

Underwriting profit (loss)(2)	$82.8	$(10.6)	$(8.2)	$64.0

Loss ratio(3)	53.1%	60.9%	75.6%	55.7%
Expense ratio(4)	26.7%	51.1%	51.7%	32.2%

Combined ratio(5)	79.8%	112.0%	127.3%	87.9%

Six Months Ended June 30, 2013
Gross premiums written	$681.2	$85.6	$18.6	$785.4
Net premiums written	445.0	80.1	18.1	543.2
Net premiums earned	$363.1	$74.5	$17.1	$454.7
Net loss and LAE	180.6	35.7	15.2	231.5
Commissions, brokerage and other underwriting expenses	99.7	40.9	14.3	154.9

Underwriting profit (loss)(2)	$82.8	$(2.1)	$(12.4)	$68.3

Loss ratio(3)	49.7%	48.0%	89.0%	50.9%
Expense ratio(4)	27.5%	54.8%	83.7%	34.1%

Combined ratio(5)	77.2%	102.8%	172.7%	85.0%

(1)	Includes underwriting results of AIHL Re.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE incurred by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commission, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or insurance company has to spend on net loss and LAE, and commission, brokerage and other underwriting expenses.

RSUI. The decrease in gross premiums written in the second quarter of 2014 from the second quarter of 2013 primarily reflects a decline in property line of business writings due to an increase in competition and a decrease in rates, partially offset by generally favorable market conditions in most other lines of business, particularly for the binding authority line of business. Gross premiums written in the first six months of 2014 approximated gross premiums written in the first six months of 2013, reflecting a decline in the property line of business offset by increases in other lines of business, particularly for the binding authority line of business. The increase in net premiums earned in the second quarter and first six months of 2014 from 2013 primarily reflects an increase in gross premiums written in prior quarters.

The decrease in net loss and LAE in the second quarter of 2014 from the second quarter of 2013 primarily reflects a decrease in catastrophe losses, partially offset by the impact of higher net premiums earned. The increase in net loss and LAE in the first six months of 2014 from the first six months of 2013 primarily reflects the impact of higher net premiums earned and, to a lesser extent, less favorable prior accident year development on loss reserves.

Catastrophe losses, net of reinsurance, were $18.7 million in the second quarter of 2014 compared with $28.8 million of catastrophe losses in the second quarter of 2013. Catastrophe losses in the second quarter of 2014 primarily reflect the impact of several occurrences of severe weather primarily involving hail storms. Catastrophe losses in the second quarter of 2013 primarily reflect the impact of severe weather in the Midwestern United States, including tornados in Oklahoma, in May 2013.

Catastrophe losses, net of reinsurance, were $28.3 million in the first six months of 2014 compared with $29.4 million of catastrophe losses in the first six months of 2013. Catastrophe losses in the first six months of 2014 primarily reflect the impact of nationwide severe winter weather in January and February and hail storms in the spring. Catastrophe losses in the first six months of 2013 primarily reflect net losses from severe weather in the Midwestern United States, including tornados in Oklahoma, in May 2013.

Net loss and LAE in the second quarter of 2014 reflect $1.6 million of favorable prior accident year development on property loss reserves, compared with $4.9 million of favorable prior accident year development in the second quarter of 2013.

Net loss and LAE in the second quarter of 2014 reflect $8.7 million of favorable prior accident year development on casualty loss reserves, compared with $5.1 million of favorable prior accident year development in the second quarter of 2013. The $8.7 million favorable development in the second quarter of 2014 relates primarily to the 2003 through 2010 accident years for the general liability, directors’ and officers’ liability and professional liability lines of business. The $5.1 million favorable development relates primarily to the 2005 through 2009 accident years for the umbrella/excess and professional liability lines of business. Overall, the favorable development on casualty loss reserves in the second quarters of 2014 and 2013 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for certain casualty lines of business.

Net loss and LAE in the first six months of 2014 reflect $2.2 million of favorable prior accident year development on property loss reserves, compared with $8.4 million of favorable prior accident year development in the first six months of 2013.

Net loss and LAE in the first six months of 2014 reflect $14.0 million of favorable prior accident year development on casualty loss reserves, compared with $15.1 million of favorable prior accident development in the first six months of 2013. In addition to the $8.7 million favorable development in the second quarter of 2014 discussed above, net loss and LAE in the first six months of 2014 reflect $5.3 million of net favorable prior accident year development in the first quarter of 2014, compared with $10.0 million of favorable prior accident development in the first quarter of 2013. The $5.3 million net favorable development in the first quarter of 2014 relates primarily to the 2005 through 2010 professional liability, umbrella/excess and general liability lines of business, partially offset by unfavorable development related primarily to the 2011 accident year for the directors’ and officers’ liability line of business. The $10.0 million favorable development in the first quarter of 2013 related primarily to the 2005 through 2009 accident years for the umbrella/excess, professional liability and general liability lines of business. Overall, the favorable development on casualty loss reserves in the first six months of 2014 and 2013 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for certain casualty lines of business.

With respect to the $14.0 million of favorable prior accident year development on casualty loss reserves in the first six months of 2014, actual losses from prior accident years for such lines of business, which include both loss payments and case reserves, were lower than expected through June 30, 2014. The amount of lower than expected actual losses, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 0.6 percent. Such reduction did not impact the assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in 2014.

The increase in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2014 compared with the corresponding 2013 periods is due primarily to the impact of higher net premiums earned.

The increase in RSUI’s underwriting profit in the second quarter of 2014 compared with the second quarter of 2013 reflects the impact of an increase in net premiums earned and, to a lesser extent, a decrease in net loss and LAE, partially offset by an increase in commissions, brokerage and other underwriting expenses, all as discussed above. RSUI’s underwriting profit in the first six months of 2014 remained level with the first six months of 2013, as an increase in net premiums earned was offset by increases in net loss and LAE and commissions, brokerage and other underwriting expenses, all as discussed above.

As discussed in Part I, Item 1, “Business – Reinsurance Protection” of the 2013 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk, and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program and per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2014.

RSUI placed its catastrophe reinsurance program for the 2014 to 2015 period on May 1, 2014. The new catastrophe reinsurance program provides coverage in three layers for $600.0 million of losses in excess of a $200.0 million net retention after application of the surplus share treaties and facultative reinsurance. The first layer provides coverage for $300.0 million of losses, before a 5.0 percent co-participation by RSUI, in excess of $200.0 million, the second layer provides coverage for $100.0 million of losses in excess of $500.0 million, with no co-participation by RSUI, and the third layer provides coverage for $200.0 million of losses in excess of $600.0 million, with no co-participation by RSUI. In addition, RSUI’s property per risk reinsurance program for the 2014 to 2015 period provides RSUI with coverage for $90.0 million of losses, before a 10.0 percent co-participation by RSUI, in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance.

On April 2, 2014, A.M. Best Company, Inc. upgraded the financial strength rating to A+ (Superior) from A (Excellent) for RSUI’s wholly-owned subsidiaries, RSUI Indemnity Company, Landmark American Insurance Company and Covington Specialty Insurance Company, with the latter two companies being rated on a reinsured basis.

CapSpecialty. The increase in gross premiums written in the second quarter and first six months of 2014 from the corresponding 2013 periods reflects growth in property and casualty lines of business writings, including strong growth in the professional lines, and the surety lines of business writings in the second quarter of 2014 from the second quarter of 2013. Net premiums earned increased in the second quarter and first six months of 2014 from the corresponding 2013 periods primarily reflecting an increase in gross premiums written in recent quarters, partially offset by higher ceded premiums earned arising from an increase in reinsurance coverage.

The increase in net loss and LAE in the second quarter and first six months of 2014 from the corresponding 2013 periods primarily reflects the impact of higher net premiums earned and higher property losses incurred from fire and weather-related losses. In addition, net loss and LAE for the first six months of 2014 reflect higher property losses from severe winter weather. The increase in net loss and LAE in the second quarter of 2014 from the second quarter of 2013 also reflects net unfavorable prior accident year development in the second quarter of 2014, compared with net favorable prior accident year development in the second quarter of 2013.

Net loss and LAE in the second quarter of 2014 reflects $1.7 million of net unfavorable prior accident year development, compared with $0.7 million of net favorable prior accident development in the second quarter of 2013. The $1.7 million of net unfavorable development in the second quarter of 2014 primarily related to the 2011 to 2013 accident years for CapSpecialty’s casualty lines of business, partially offset by favorable development on CapSpecialty’s surety lines of business. The $0.7 million of net favorable development in the second quarter of 2013 relates primarily to $4.0 million favorable development on asbestos-related illnesses and environmental impairment reserves, largely offset by unfavorable development related to writings of certain specialty classes of business through a program administrator in connection with a terminated program in the 2010 and 2009 accident years.

Net loss and LAE in the first six months of 2014 reflects $0.7 million of unfavorable prior accident year development, compared with $0.3 million of unfavorable prior accident year development in the first six months of 2013. In addition to the $1.7 million net unfavorable development in the second quarter of 2014 discussed above, net loss and LAE in the first six months of 2014 reflects $1.0 million of favorable development in the first quarter of 2014, compared with unfavorable development of $1.0 million in the first quarter of 2013. The $1.0 million favorable development in the first quarter of 2014 relates primarily to the 2013 and 2012 accident years for CapSpecialty’s surety lines of business. The $1.0 million of unfavorable development in the first quarter of 2013 relates primarily to the 2012 and 2010 accident years for CapSpecialty’s property and workers’ compensation lines of business.

The increase in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2014 from the corresponding 2013 periods primarily reflects the impact of higher net premiums earned.

The increase in CapSpecialty’s underwriting loss in the second quarter and first six months of 2014 from the corresponding 2013 periods primarily reflects increases in net loss and LAE, partially offset by increases in net premiums earned, all as discussed above.

PacificComp. The increase in gross premiums written and net premiums earned in the second quarter and first six months of 2014 from the corresponding 2013 periods primarily reflects PacificComp’s distribution initiatives and increased market acceptance of PacificComp’s product offerings.

The increase in net loss and LAE and commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2014 from the corresponding 2013 periods primarily reflects the impact of higher net premiums earned. Net loss and LAE includes $0.3 million and $0.6 million of unfavorable prior accident year development on loss reserves in the second quarter of 2014 and 2013, respectively, and $0.9 million and $1.5 million of unfavorable prior accident year development in the first six months of 2014 and 2013, respectively.

PacificComp reported an underwriting loss of $3.7 million and $5.9 million in the second quarter of 2014 and 2013, respectively, and $8.2 million and $12.4 million in the first six months of 2014 and 2013, respectively. The underwriting losses are primarily due to PacificComp’s ongoing expenses relative to comparatively low premiums earned and unfavorable prior accident year development on loss reserves. The decreases in underwriting losses in the second quarter and first six months of 2014 compared with the corresponding 2013 periods are primarily due to increases in PacificComp’s net premiums earned and less unfavorable prior accident year development on loss reserves.

Total Reinsurance and Insurance Segments Investment Results

Following is information relating to segment investment results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net investment income	$112.4	$96.1	$221.6	$189.4
Net realized capital gains	41.8	29.5	116.9	78.8
Other than temporary impairment losses	(0.9)	(8.9)	(6.2)	(41.2)

Net Investment Income. The increase in net investment income for the reinsurance and insurance segments in the second quarter and first six months of 2014 from the corresponding 2013 periods is due primarily to an increased allocation of our debt securities portfolio to higher yielding securities, as well as more favorable reinvestment rates overall. The higher yielding securities relate primarily to an increased allocation to investment-grade and below investment-grade credit instruments managed through our investment management relationship with Ares.

Net Realized Capital Gains. Net realized capital gains for the three and six months ended June 30, 2014 and 2013 generally reflect sales of equity securities, as well as the sales of long-dated U.S. Treasury Strip debt securities in April 2014 for a realized capital gain of $34.0 million.

Other Than Temporary Impairment Losses. OTTI losses for the first six months of 2014 reflect $6.2 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $6.2 million of OTTI losses, $5.3 million related to equity securities and $0.9 million related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the fact that we lacked the intent to hold the securities for a period of time sufficient to allow for an anticipated recovery. Of the $6.2 million of OTTI losses, $0.9 million was incurred in the second quarter of 2014.

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

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of June 30, 2014 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair values of these securities had been below cost were not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for 12 months or more as of June 30, 2014); (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term business prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on gross unrealized investment losses for debt and equity securities as of June 30, 2014.

Corporate Activities Operating Results

The operating results of corporate activities are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net premiums earned	$—	$—	$—	$—
Net investment income	1.7	4.3	3.1	29.8
Net realized capital gains	(0.3)	(2.5)	21.5	(0.9)
Other than temporary impairment losses	—	—	—	—
Other income	39.1	8.3	66.1	18.8

Total revenues	40.5	10.1	90.7	47.7

Net loss and LAE	—	—	—	—
Commissions, brokerage and other underwriting expenses	—	—	—	—
Other operating expenses	42.4	9.7	74.4	20.1
Corporate administration	12.6	9.9	22.1	22.3
Amortization of intangible assets	—	—	0.3	—
Interest expense	9.7	9.4	19.2	18.8

Losses before income taxes	$(24.2)	$(18.9)	$(25.3)	$(13.5)

Corporate activities results include the results of Kentucky Trailer beginning August 30, 2013. As a result, other income and other operating expenses increased in the second quarter and first six months of 2014 from the corresponding 2013 periods.

The increase in net losses before income taxes in the second quarter of 2014 from the second quarter of 2013 primarily reflects an increase in other operating expenses and a decrease in net investment income, partially offset by an increase in other income. The increase in net losses before income taxes in the first six months of 2014 from the first six months of 2013 primarily reflects an increase in other operating expenses and a decrease in net investment income, partially offset by an increase in net realized capital gains and other income. Net realized capital gains in the first six months of 2014 reflect the gains on the sale of equity securities in the first quarter of 2014. As further explained below, the decrease in net investment income reflects the absence of earnings from Homesite in the 2014 periods, which were present in the 2013 periods.

Net investment income for corporate activities includes our equity share of results in Homesite (prior to its sale on December 31, 2013) and ORX, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Homesite(1)	$—	$3.0	$—	$24.5
ORX	(1.1)	(0.3)	(0.7)	0.4
Interest, dividends and other – net	2.8	1.6	3.8	4.9

Net investment income	$1.7	$4.3	$3.1	$29.8

(1)	Homesite was sold on December 31, 2013.

The Homesite gain in the first six months of 2013 primarily reflects favorable tax-related adjustments, the absence of large catastrophe losses and favorable development on Homesite’s loss and LAE reserves in the first three months of 2013.

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

	As of June 30, 2014			As of December 31, 2013
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	(in millions)
Reinsurance Segment
Property	$1,031.2	$(59.1)	$972.1	$1,109.4	$(47.2)	$1,062.2
Casualty & Other(1)	8,264.3	(410.6)	7,853.7	8,363.7	(406.9)	7,956.8

	9,295.5	(469.7)	8,825.8	9,473.1	(454.1)	9,019.0

Insurance Segment
Property	336.1	(144.2)	191.9	384.9	(176.3)	208.6
Casualty(2)	1,879.2	(667.1)	1,212.1	1,827.5	(648.9)	1,178.6
Workers’ Compensation	157.7	(3.7)	154.0	156.4	(3.8)	152.6
All other(3)	175.9	(75.0)	100.9	165.5	(73.9)	91.6

	2,548.9	(890.0)	1,658.9	2,534.3	(902.9)	1,631.4

Eliminations	(57.1)	57.1	—	(54.9)	54.9	—

Total	$11,787.3	$(1,302.6)	$10,484.7	$11,952.5	$(1,302.1)	$10,650.4

(1)	Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; asbestos-related illness and environmental impairment liability; and credit.
(2)	Primarily consists of direct: umbrella/excess; directors’ and officers’ liability; professional liability; and general liability.
(3)	Primarily consists of commercial multi-peril, surety and loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees.

Changes in Gross and Net Loss and LAE Reserves between June 30, 2014 and December 31, 2013. Gross and net loss and LAE reserves as of June 30, 2014 decreased from December 31, 2013, reflecting a decrease in our reinsurance segment loss and LAE reserves, partially offset by an increase in our insurance segment loss and LAE reserves. The decrease in gross and net loss and LAE reserves in the reinsurance segment primarily reflects favorable development from prior accident years and loss payments including amounts related to catastrophic events occurring in prior years. The increase in gross and net loss and LAE reserves in the insurance segment primarily reflects the impact of increasing net premiums earned.

Reinsurance Recoverables

In the normal course of their business, our reinsurance and insurance subsidiaries purchase reinsurance from highly-rated third party reinsurers in order to minimize loss from large losses or catastrophic events. The reinsurance purchased by our reinsurance and insurance subsidiaries does not relieve them from their obligations to their policyholders and cedants, and therefore, the financial strength of their reinsurers is important. As of June 30, 2014, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,374.6 million, consisting of $1,302.6 million of ceded outstanding loss and LAE and $72.0 million of recoverables on paid losses. See Part I, Item 1, “Business – Reinsurance Protection” of the 2013 Form 10-K for additional information on the reinsurance purchased by our reinsurance and insurance subsidiaries.

Information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of June 30, 2014 is as follows:

Reinsurer(1)	Rating(2)	Amount	Percentage
	(dollars in millions)
Swiss Reinsurance Company	A+ (Superior)	$155.4	11.3%
American International Group, Inc.	A (Excellent)	142.4	10.4
PartnerRe Ltd.	A+ (Superior)	109.1	7.9
Platinum Underwriters Holdings, Ltd.	A (Excellent)	95.8	7.0
Syndicates at Lloyd’s of London	A (Excellent)	90.2	6.6
W.R. Berkley Corporation	A+ (Superior)	81.9	6.0
Chubb Corporation	A++ (Superior)	73.6	5.3
Ace Ltd.	A++ (Superior)	54.4	3.9
Munich Reinsurance	A+ (Superior)	42.4	3.1
HCC Insurance Holdings Inc.	A+ (Superior)	32.2	2.3
All other reinsurers		497.2	36.2

Total reinsurance recoverables(3)		$1,374.6	100.0%

Secured reinsurance recoverables(4)		$138.3	10.1%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Approximately 92 percent of our reinsurance recoverables balance as of June 30, 2014 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher.
(4)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

We had no allowance for uncollectible reinsurance as of June 30, 2014.

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

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of the 2013 10-K for a more complete description of our critical accounting estimates.

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of June 30, 2014, we held total marketable securities and cash of $1,047.4 million, compared with $840.0 million as of December 31, 2013. The increase during the first six months of 2014 primarily reflects the receipt of dividends from TransRe and RSUI, partially offset by repurchases of shares of our common stock, as further disclosed below. The $1,047.4 million is comprised of $364.2 million at the parent company, $529.3 million at AIHL and $153.9 million at the TransRe holding company. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of June 30, 2014.

Stockholders’ equity attributable to Alleghany stockholders was approximately $7.4 billion as of June 30, 2014, compared with approximately $6.9 billion as of December 31, 2013. The increase in stockholders’ equity in the first six months of 2014 primarily reflects net earnings and an increase in unrealized appreciation on our debt securities portfolio, due to a modest decrease in longer-term interest rates, and to a lesser extent, an increase in unrealized appreciation on our equity securities portfolio, partially offset by repurchases of our common stock. As of June 30, 2014, we had 16,380,336 shares of our common stock outstanding, compared with 16,766,192 shares of our common stock outstanding as of December 31, 2013.

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

Credit Agreement. As discussed in Note 7 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K, on October 15, 2013, we entered into a four-year credit agreement, or the “Credit Agreement,” with certain lenders, which provides for an unsecured credit facility in an aggregate principal amount of up to $200.0 million. There were no borrowings under the Credit Agreement since its inception through June 30, 2014.

Common Stock Repurchases. In October 2012, our Board of Directors authorized a program to repurchase shares of our common stock, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million, or the “2012 Repurchase Program”. As of June 30, 2014, we had repurchased approximately $218.1 million of shares under the 2012 Repurchase Program. In July 2014, our Board of Directors authorized the repurchase of additional shares of common stock, at such times and at prices as management may determine advisable, up to an aggregate of $350.0 million upon the completion of the 2012 Repurchase Program.

During the first six months of 2014, we repurchased an aggregate of 401,622 shares of our common stock in the open market for $159.9 million, at an average price per share of $398.15, of which 159,014 shares were repurchased in the second quarter of 2014 for $65.3 million, at an average price per share of $410.43.

Investments in Certain Other Invested Assets. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds, managed by Pillar Holdings or the “Funds.” The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that both Pillar Holdings and the Funds, which we collectively refer to as the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Our potential maximum loss in the Pillar Investments is limited to our cumulative investment. As of June 30, 2014, our carrying value in the Pillar Investments, as determined under the equity method of accounting, was $220.3 million, which is reported in other invested assets on our consolidated balance sheets.

In July 2013, AIHL invested $250.0 million in Ares, an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, our equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. At our discretion, half of these interests may be converted beginning at the end of a one-year waiting period, and the remaining half may be converted beginning at the end of a two-year waiting period. Until our limited partner interests convert into Ares common units, we will classify our investment in Ares as a component of other invested assets, and we account for our investment using the equity method of accounting.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources, and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of June 30, 2014.

The obligations and cash outflow of our reinsurance and insurance subsidiaries include claim settlements, commission expenses, administrative expenses, purchases of investments, and interest and principal payments on TransRe’s 5.75% senior notes due on December 14, 2015 and 8.00% senior notes due on November 30, 2039. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, our reinsurance and insurance operating units accumulate funds which they invest pending the need for liquidity. As the cash needs of a reinsurance or an insurance company can be unpredictable due to the uncertainty of the claims settlement process, the portfolios of our reinsurance and insurance subsidiaries consist primarily of debt securities and short-term investments to ensure the availability of funds and maintain a sufficient amount of liquid securities.

Our non-insurance operating subsidiaries, particularly SORC, have largely depended on Alleghany to support their growth. From formation in 2011 through June 30, 2014, we have invested $114.6 million in SORC. In April 2014, SORC obtained a $250.0 million secured bank credit facility. Borrowings under the facility are not guaranteed by Alleghany. As of June 30, 2014, SORC had $5.2 million of borrowings under the facility, representing its current borrowing capacity.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall debt securities portfolio credit quality is measured using the lowest rating of the Standard & Poor’s Ratings Services, Moody’s Investors Service Inc. or Fitch Ratings. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of June 30, 2014 and December 31, 2013 was AA-. Although many of our debt securities, which consist predominantly of municipal bonds, are insured by third party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of June 30, 2014. As of June 30, 2014, the ratings of our debt securities portfolio were as follows:

	Ratings as of June 30, 2014
	AAA /Aaa	AA / Aa	A	BBB /Baa	Below BBB /Baa or Not-Rated(1)	Total
	(dollars in millions)
U.S. Government obligations	$—	$400.9	$—	$—	$—	$400.9
Municipal bonds	795.1	3,717.0	1,111.2	5.0	—	5,628.3
Foreign government obligations	515.7	290.9	147.3	—	—	953.9
U.S. corporate bonds	18.0	146.1	661.7	1,145.7	393.3	2,364.8
Foreign corporate bonds	199.3	456.7	758.3	289.9	93.1	1,797.3
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)	32.7	1,559.3	38.8	18.0	79.6	1,728.4
Commercial mortgage-backed securities (“CMBS”)	363.7	346.0	220.3	101.1	10.0	1,041.1
Other asset-backed securities	737.7	19.8	100.4	287.0	6.2	1,151.1

Total debt securities	$2,662.2	$6,936.7	$3,038.0	$1,846.7	$582.2	$15,065.8

Percentage of debt securities	17.7%	46.0%	20.1%	12.3%	3.9%	100.0%

(1)	Consists of $116.7 million of securities rated BB / Ba, $312.8 million of securities rated B, $94.9 million of securities rated CCC, $24.7 million of securities rated CC, $4.8 million of securities rated below CC and $28.3 million of not-rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities, and, as such, is classified as available-for-sale (“AFS”).

Effective duration measures a portfolio’s sensitivity to changes in interest rates. In this regard, as of June 30, 2014, our debt securities portfolio had an effective duration of approximately 3.7 years compared with 4.5 years as of December 31, 2013. The decline in duration for the first six months of 2014 primarily reflects the sales of long-dated U.S. Treasury Strip debt securities in April 2014, as noted previously. As of June 30, 2014, approximately $4.3 billion, or 28.6 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 3(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may modestly increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, our invested assets increased to approximately $19.3 billion as of June 30, 2014 from approximately $19.0 billion as of December 31, 2013, primarily reflecting the impact of an increase in unrealized appreciation on our debt securities portfolio in the first six months of 2014, due to a modest decrease in longer-term interest rates during the period, and to a lesser extent, an increase in unrealized appreciation on our equity securities portfolio in the first six months of 2014, partially offset by the impact of repurchases of our common stock in the first six months of 2014.

Fair Value. The carrying values and estimated fair values of our consolidated financial instruments as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Investments (excluding equity method investments)(1)	$18,655.9	$18,655.9	$18,632.2	$18,632.2

Liabilities
Senior Notes(2)	$1,785.7	$1,956.4	$1,794.4	$1,887.7

(1)	This table includes AFS investments (debt and equity securities as well as partnership investments and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K for additional information.

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

The three-tiered hierarchy used in management’s determination of fair value is broken down into three levels based on the reliability of inputs as follows:

•	Level 1: Valuations are based on unadjusted quoted prices in active markets that we have the ability to access for identical, unrestricted assets and do not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 assets include publicly traded common stocks and mutual funds (which are included on the balance sheet in equity securities), where our valuations are based on quoted market prices.

•	Level 2: Valuations are based on direct and indirect observable inputs other than quoted market prices included in Level 1. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as the terms of the security and market-based inputs. Terms of the security include coupon, maturity date and any special provisions that may, for example, enable the investor, at its election, to redeem the security prior to its scheduled maturity date. Market-based inputs include interest rates and yield curves that are observable at commonly quoted intervals and current credit rating(s) of the security. Level 2 assets generally include short-term investments and most debt securities. Our Level 2 liabilities consist of the senior notes.

•	Level 3: Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Some Level 3 valuations are based entirely on non-binding broker quotes. These securities consist primarily of mortgage-backed and asset-backed securities where reliable pool and loan level collateral information cannot be reasonably obtained. Assets classified as Level 3 principally include certain RMBS, CMBS, other asset-backed securities (primarily, collateralized loan obligations), partnership investments and non-marketable equity investments. See Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K for our accounting policy on fair value.

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

The estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of June 30, 2014 and December 31, 2013 were as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of June 30, 2014
Equity securities:
Common stock	$2,950.8	$—	$—	$2,950.8
Preferred stock	—	—	—	—

Total equity securities	2,950.8	—	—	2,950.8

Debt securities:
U.S. Government obligations	—	400.9	—	400.9
Municipal bonds	—	5,628.3	—	5,628.3
Foreign government obligations	—	953.9	—	953.9
U.S. corporate bonds	—	2,328.6	36.2	2,364.8
Foreign corporate bonds	—	1,795.5	1.8	1,797.3
Mortgage and asset-backed securities:
RMBS(1)	—	1,652.8	75.6	1,728.4
CMBS	—	994.1	47.0	1,041.1
Other asset-backed securities(2)	—	343.5	807.6	1,151.1

Total debt securities	—	14,097.6	968.2	15,065.8
Short-term investments	—	615.2	—	615.2
Other invested assets(3)	—	—	24.1	24.1

Total investments (excluding equity method investments)	$2,950.8	$14,712.8	$992.3	$18,655.9

Senior Notes	$—	$1,956.4	$—	$1,956.4

	Level 1	Level 2	Level 3	Total
	(in millions)
As of December 31, 2013
Equity securities:
Common stock	$2,229.4	$—	$—	$2,229.4
Preferred stock	—	—	—	—

Total equity securities	2,229.4	—	—	2,229.4

Debt securities:
U.S. Government obligations	—	955.0	—	955.0
Municipal bonds	—	5,590.1	—	5,590.1
Foreign government obligations	—	975.4	—	975.4
U.S. corporate bonds	—	2,285.4	27.5	2,312.9
Foreign corporate bonds	—	1,830.7	1.0	1,831.7
Mortgage and asset-backed securities:
RMBS(1)	—	1,469.0	78.8	1,547.8
CMBS	—	824.8	60.8	885.6
Other asset-backed securities(2)	—	446.0	258.4	704.4

Total debt securities	—	14,376.4	426.5	14,802.9
Short-term investments	—	1,317.9	—	1,317.9
Other invested assets(3)	—	—	282.0	282.0

Total investments (excluding equity method investments)	$2,229.4	$15,694.3	$708.5	$18,632.2

Senior Notes	$—	$1,887.7	$—	$1,887.7

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.

(2)	Includes $770.0 million and $237.2 million of collateralized loan obligations as of June 30, 2014 and December 31, 2013, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method and certain loans receivable that are carried at cost.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of June 30, 2014, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	(in millions)
Texas	$44.8	$—	$—	$—	$21.7	$88.9	$77.5	$—	$232.9	$272.5	$505.4
New York	20.0	—	5.3	—	66.7	161.8	101.0	63.1	417.9	27.4	445.3
California	22.0	42.5	—	24.2	5.0	37.4	93.3	7.4	231.8	162.0	393.8
Massachusetts	21.1	24.6	3.6	—	33.6	59.2	1.6	6.3	150.0	130.0	280.0
North Carolina	21.4	17.1	5.8	—	—	0.6	25.3	22.9	93.1	127.2	220.3
Arizona	1.8	28.0	—	—	35.7	5.8	124.6	—	195.9	—	195.9
Illinois	15.0	30.7	1.8	—	15.1	26.0	11.8	10.4	110.8	49.2	160.0
Ohio	45.6	5.2	1.1	2.5	—	1.7	73.5	—	129.6	25.5	155.1
Missouri	4.6	76.5	3.9	—	—	10.3	44.8	7.0	147.1	6.4	153.5
Florida	—	—	1.4	45.6	10.1	52.0	6.2	2.7	118.0	27.9	145.9
All other states	190.5	22.6	76.6	145.2	186.5	333.9	290.8	98.8	1,344.9	507.0	1,851.9

Total	$386.8	$247.2	$99.5	$217.5	$374.4	$777.6	$850.4	$218.6	$3,172.0	$1,335.1	4,507.1

Total advance refunded / escrowed maturity bonds											1,121.2

Total municipal bonds											$5,628.3

Recent Accounting Standards

Future Application of Accounting Standards

In April 2014, the Financial Accounting Standards Board, or the “FASB,” issued guidance that changed the criteria for reporting discontinued operations. Under the new guidance, only disposals that represent a strategic shift in operations qualify as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations. This guidance is effective in the first quarter of 2015. We will adopt this guidance in the 2015 first quarter, and we do not currently believe that the implementation will have an impact on our results of operations and financial condition.

In May 2014, the FASB, together with the International Accounting Standards Board, issued guidance on the recognition of revenue from contracts with customers. Under the new guidance, revenue is recognized as the transfer of goods and services to customers takes place, and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services. The new guidance also requires new disclosures about revenue. Insurance- and reinsurance-related revenues are not impacted by this guidance. This guidance is effective in the first quarter of 2017 for public entities, with earlier adoption not permitted. We will adopt this guidance in the 2017 first quarter, and we do not currently believe that the implementation will have a material impact on our results of operations and financial condition.

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

Interest Rate Risk

The primary market risk for our and our subsidiaries’ debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents sensitivity analyses as of June 30, 2014 of our (i) consolidated debt securities and (ii) senior notes, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical June 30, 2014 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

Interest Rate Shifts	-300	-200	-100	0	100	200	300
	(dollars in millions)
Assets:
Debt securities, fair value	$15,864.3	$15,790.4	$15,520.8	$15,065.8	$14,503.8	$13,937.4	$13,385.9
Estimated change in fair value	$798.5	$724.6	$455.0	$—	$(562.0)	$(1,128.4)	$(1,679.9)
Liabilities:
Senior notes, fair value	$2,361.4	$2,208.3	$2,076.8	$1,956.4	$1,850.8	$1,757.5	$1,674.4
Estimated change in fair value	$405.0	$251.9	$120.4	$—	$(105.6)	$(198.9)	$(282.0)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below summarizes our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of June 30, 2014 on the estimated fair value of our consolidated equity securities portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of June 30, 2014
(dollars in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$2,950.8	20% Increase	$3,541.0	5.2%
	20% Decrease	2,360.6	-5.2%

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for as AFS or using the equity method, and had a carrying value of $283.6 million as of June 30, 2014.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency, and conduct business in their local currency, as well as the currencies of the other countries in which they operate. The table below summarizes our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. dollar as of June 30, 2014 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of June 30, 2014
(dollars in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$362.2(1)	20% Increase	$434.6	0.6%
	20% Decrease	289.8	-0.6%

(1)	Denotes a net asset position as of June 30, 2014.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the three months ended June 30, 2014 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table summarizes our common stock repurchases in the quarter ended June 30, 2014:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)(1)
April 1 to April 30	73,654	$405.42	73,654	$117.4
May 1 to May 31	75,633	413.86	75,633	86.1
June 1 to June 30	9,727	421.75	9,727	81.9

Total	159,014	410.43	159,014

(1)	In October 2012, our Board of Directors authorized the repurchase of shares of our common stock, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million. In July 2014, our Board of Directors authorized the repurchase of additional shares of common stock, at such times and at prices as management may determine advisable, up to an aggregate of $350.0 million upon the completion of the previously announced program. The additional amount of repurchases authorized in July 2014 is not reflected in this table.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95 to this Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

95	Mine Safety Disclosure required under Regulation 104 of Item S-K.

101	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION (Registrant)

Date: August 4, 2014	By:	/s/ John L. Sennott, Jr.
John L. Sennott, Jr. Senior Vice President and chief financial officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

95	Mine Safety Disclosure required under Regulation 104 of Item S-K.

101	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (iv) Notes to Unaudited Consolidated Financial Statements.